Form 10-Q
period 2009-03-31
ALLSTATE CORP
filed 2009-05-07
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11840

THE ALLSTATE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State of Incorporation)	(I.R.S. Employer Identification Number)

2775 Sanders Road, Northbrook, Illinois	60062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (847) 402-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of April 30, 2009, the registrant had 536,363,853 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
($ in millions, except per share data)	2009	2008
	(unaudited)

Revenues
Property-liability insurance premiums earned	$6,582	$6,764
Life and annuity premiums and contract charges	484	452
Net investment income	1,176	1,526
Realized capital gains and losses	(359)	(655)
	7,883	8,087
Costs and expenses
Property-liability insurance claims and claims expense	4,720	4,676
Life and annuity contract benefits	387	397
Interest credited to contractholder funds	579	624
Amortization of deferred policy acquisition costs	1,397	1,075
Operating costs and expenses	801	792
Restructuring and related charges	45	(1)
Interest expense	88	88
	8,017	7,651

Gain (loss) on disposition of operations	3	(9)

(Loss) income from operations before income tax expense	(131)	427

Income tax expense	143	79

Net (loss) income	$(274)	$348

Earnings per share:

Net (loss) income per share - Basic	$(0.51)	$0.62

Weighted average shares - Basic	538.9	560.8

Net (loss) income per share - Diluted	$(0.51)	$0.62

Weighted average shares - Diluted	538.9	562.8

Cash dividends declared per share	$0.20	$0.41

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
($ in millions, except par value data)	2009	2008
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $77,322 and $77,104)	$68,438	$68,608
Equity securities, at fair value (cost $2,947 and $3,137)	2,410	2,805
Mortgage loans	9,710	10,229
Limited partnership interests	2,482	2,791
Short-term, at fair value (amortized cost $8,124 and $8,903)	8,125	8,906
Other	2,708	2,659
Total investments	93,873	95,998
Cash	837	415
Premium installment receivables, net	4,766	4,842
Deferred policy acquisition costs	8,379	8,542
Reinsurance recoverables, net	6,651	6,403
Accrued investment income	906	884
Deferred income taxes	3,486	3,794
Property and equipment, net	1,044	1,059
Goodwill	874	874
Other assets	2,180	3,748
Separate Accounts	7,375	8,239
Total assets	$130,371	$134,798

Liabilities
Reserve for property-liability insurance claims and claims expense	$19,124	$19,456
Reserve for life-contingent contract benefits	12,669	12,881
Contractholder funds	56,621	58,413
Unearned premiums	9,685	10,024
Claim payments outstanding	629	790
Other liabilities and accrued expenses	6,338	6,663
Long-term debt	5,659	5,659
Separate Accounts	7,375	8,239
Total liabilities	118,100	122,125

Commitments and Contingent Liabilities (Note 9)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 536 million and 536 million shares outstanding	9	9
Additional capital paid-in	3,129	3,130
Retained income	29,825	30,207
Deferred ESOP expense	(46)	(49)
Treasury stock, at cost (364 million and 364 million shares)	(15,836)	(15,855)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(3,767)	(3,738)
Unrealized foreign currency translation adjustments	(3)	5
Unrecognized pension and other postretirement benefit cost	(1,069)	(1,068)
Total accumulated other comprehensive loss	(4,839)	(4,801)
Total shareholders’ equity	12,242	12,641
Noncontrolling interest	29	32
Total equity	12,271	12,673
Total liabilities and equity	$130,371	$134,798

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in millions)	2009	2008
	(unaudited)
Cash flows from operating activities
Net (loss) income	$(274)	$348
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(74)	(59)
Realized capital gains and losses	359	655
(Gain) loss on disposition of operations	(3)	9
Interest credited to contractholder funds	579	624
Changes in:
Policy benefits and other insurance reserves	(244)	8
Unearned premiums	(330)	(281)
Deferred policy acquisition costs	381	(36)
Premium installment receivables, net	71	19
Reinsurance recoverables, net	(81)	(38)
Income taxes	1,443	47
Other operating assets and liabilities	(305)	(176)
Net cash provided by operating activities	1,522	1,120
Cash flows from investing activities
Proceeds from sales
Fixed income securities	4,483	8,012
Equity securities	1,872	3,252
Limited partnership interests	154	114
Mortgage loans	12	—
Other investments	16	96
Investment collections
Fixed income securities	1,203	1,062
Mortgage loans	472	135
Other investments	31	26
Investment purchases
Fixed income securities	(5,425)	(5,274)
Equity securities	(1,933)	(2,906)
Limited partnership interests	(144)	(333)
Mortgage loans	(10)	(345)
Other investments	—	(21)
Change in short-term investments, net	707	(3,430)
Change in other investments, net	(48)	(226)
Disposition of operations	12	—
Purchases of property and equipment, net	(53)	(52)
Net cash provided by investing activities	1,349	110
Cash flows from financing activities
Change in short-term debt, net	—	2
Contractholder fund deposits	1,298	2,824
Contractholder fund withdrawals	(3,577)	(3,503)
Dividends paid	(220)	(216)
Treasury stock purchases	(3)	(431)
Shares reissued under equity incentive plans, net	—	4
Excess tax benefits on share-based payment arrangements	(6)	1
Other	59	37
Net cash used in financing activities	(2,449)	(1,282)
Net increase (decrease) in cash	422	(52)
Cash at beginning of period	415	422
Cash at end of period	$837	$370

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

The condensed consolidated financial statements and notes as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2009 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Adopted accounting standards

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 for financial assets and financial liabilities recognized or disclosed at fair value on a recurring or non-recurring basis as of January 1, 2008.  Consistent with the provisions of FSP FAS 157-2, the Company adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis on January 1, 2009.  In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active.  The Company adopted the provisions of FSP FAS 157-3 as of September 30, 2008.  The adoption of SFAS No. 157 and FSP FAS 157-3 did not have a material effect on the Company’s results of operations or financial position (see Note 4).

SFAS No. 141(R), Business Combinations (“SFAS No. 141R”)

In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which clarifies SFAS No. 141R by addressing application issues raised by preparers, auditors and the legal profession.  Among other things, SFAS No. 141R and the related FSP broaden the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings.  The provisions of SFAS No. 141R and FSP FAS 141(R)-1 are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively only.  Early adoption is

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

not permitted. The Company will apply the provisions of SFAS No. 141R to any business combinations effective subsequent to January 1, 2009.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 160 which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary’s equity that is attributable to owners of the subsidiary other than its parent or parent’s affiliates.  Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the consolidated statements of operations if material.  SFAS No. 160 requires that all changes in a parent’s ownership interest in a subsidiary when control of the subsidiary is retained, be accounted for as equity transactions.  In contrast, when control over a subsidiary is relinquished and the subsidiary is deconsolidated, SFAS No. 160 requires a parent to recognize a gain or loss in net income as well as provide certain associated expanded disclosures.  SFAS No. 160 is effective as of the beginning of a reporting entity’s first fiscal year beginning after December 15, 2008.  SFAS No. 160 requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented.  The adoption of SFAS No. 160 resulted in $32 million of noncontrolling interest being reclassified from total liabilities to total equity on the December 31, 2008 Condensed Consolidated Statement of Financial Position presented.  The adoption did not have a material effect on the Company’s results of operations.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity’s financial position, results of operations, and cash flows.  The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-risk-contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial statements.  SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only.  SFAS No. 161 affects disclosures and therefore implementation had no impact on the Company’s results of operations or financial position (see Note 5).

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings.  SFAS No. 159 establishes presentation and disclosure requirements

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 was effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008 and did not elect to apply the option prospectively to any financial assets or liabilities acquired subsequent to the effective date.  Consequently, the adoption of SFAS No. 159 had no impact on the Company’s results of operations or financial position.

FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”.  FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position.  FSP FIN 39-1 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The adoption of FSP FIN 39-1 did not have a material impact on the Company’s results of operations or financial position.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”)

SFAS No. 158 required, as of December 31, 2006 for calendar year-end companies, recognition in the statements of financial position of the over or underfunded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation (“PBO”) for pension plans and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefit plans.  This effectively required the recognition of all previously unrecognized actuarial gains and losses and prior service costs as a component of accumulated other comprehensive income, net of tax, at the date of adoption.  In addition, SFAS No. 158 required, on a prospective basis, that the actuarial gains and losses and prior service costs and credits that arise during any reporting period, but are not recognized as components of net periodic benefit cost, be recognized as a component of other comprehensive income (“OCI”) and that disclosure in the notes to the financial statements include the anticipated impact on the net periodic benefit cost of the actuarial gains and losses and the prior service costs and credits previously deferred and recognized, net of tax, as a component of OCI.  The Company adopted the funded status provisions of SFAS No. 158 as of December 31, 2006.  The impact on the Consolidated Statements of Financial Position of adopting SFAS No. 158, including the inter-related impact to the minimum pension liability, was a decrease in shareholders’ equity of $1.11 billion.

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

FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”)

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), to both enhance and synchronize the disclosure requirements of the two statements with respect to the potential for adverse

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

effects of changes in credit risk on the financial statements of the sellers of credit derivatives and certain guarantees.  SFAS No. 133 was amended to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  FIN 45 was amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  The FSP clarifies the FASB’s intent that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The provisions of this FASB staff position that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008, and the provisions that clarify the effective date of SFAS No. 161 are effective upon the adoption of that statement; therefore, the disclosure requirements, which have no impact to the Company’s results of operations or financial position, were adopted at December 31, 2008.

FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”)

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), to require additional disclosures about transfers of financial assets and FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46”), to require additional disclosures about variable interest entities for both public enterprises and sponsors that have a variable interest in a variable interest entity.  The disclosures required are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities.  The provisions of this FASB staff position are effective for reporting periods ending after November 15, 2008; therefore, the disclosure requirements, which did not impact the Company’s results of operations or financial position, were adopted at December 31, 2008.

FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”)

In January 2009, the FASB issued FSP EITF 99-20-1, which amends FASB Emerging Issues Task Force (“EITF”) No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor or in Securitized Financial Assets,” (“EITF 99-20”), to align the impairment guidance in EITF No. 99-20 with the impairment guidance and related implementation guidance in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.  The provisions of this FASB staff position are effective for reporting periods ending after December 15, 2008.  The adoption of FSP EITF 99-20-1 did not have a material effect on the results of operations or financial position of the Company.

FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”)

In June 2008, the FASB issued FSP EITF 03-6-1, clarifying that non-forfeitable instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share”.  The two-class method is an earnings allocation formula that treats participating securities as having the same rights to earnings as available to common shareholders.  The provisions of this FASB staff position are effective for reporting periods ending after December 15, 2008.  The adoption of FSP EITF 03-6-1 impacted previously reported basic and diluted earnings per share amounts as follows: changed from $(1.71) to $(1.70) for the three months ended September 30, 2008, changed from $(2.11) to $(2.10) for the three months ended December 31, 2008, and changed from $(3.07) to $(3.06) for the year ended December 31, 2008.  The basic and diluted earnings per share amounts for other 2008 periods were unchanged.

Pending accounting standards

FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”)

In January 2009, the FASB issued FSP FAS 132(R)-1 which amends SFAS No. 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  Since plan assets measured at fair value are reported net of benefit obligations in an employer’s statements of financial position, the disclosures are intended to increase transparency surrounding the types of assets and associated risks in the benefit plans.  FSP FAS 132(R)-1 requires companies to disclose information about how investment allocation decisions are made in the plans, the fair value of each major category of plan assets at each annual reporting date for each plan separately, information that would enable

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

users to assess the assumptions and valuation techniques used in the development of the fair value measurements at the reporting date, and information that provides an understanding of significant concentrations of risk in plan assets.  FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The disclosures are not required for earlier periods that are presented for comparative purposes and earlier application is permitted.  FSP FAS 132(R)-1 affects disclosures and therefore implementation will not impact the Company’s results of operations or financial position.

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 which amends SFAS No. 115 and SFAS No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations”, to provide recognition guidance for debt securities classified as available-for-sale and held-to-maturity and subject to other-than-temporary impairment (“OTTI”) guidance.  If the fair value of a debt security is less than its amortized cost basis at the reporting date, an entity shall assess whether the impairment is an OTTI.  FSP FAS 115-2 and FAS 124-2 defines the situations under which an OTTI should be considered to have occurred.  When an entity intends to sell the security or more likely than not it will be required to sell the security before recovery of its amortized cost basis, an OTTI is recognized in earnings.  When the entity does not expect to recover the entire amortized cost basis of the security even if it does not intend to sell the security, the entity must consider a number of factors and use its best estimate of the present value of cash flows expected to be collected from the debt security in order to determine whether a credit loss exists, and the period over which the debt security is expected to recover.  The amount of total OTTI related to the credit loss shall be recognized in earnings while the amount of the total OTTI related to other factors shall be recognized in other comprehensive income.  Both the statement of operations and the statement of accumulated other comprehensive income are required to display the OTTI related to credit losses and the OTTI related to other factors on the face of each statement.

FSP FAS 115-2 and FAS 124-2 expands the disclosure requirements of SFAS No. 115 (for both debt and equity securities) and requires a more detailed, risk-oriented breakdown of security types and related information, and requires the annual disclosures to be made for interim periods.  In addition, new disclosures are required to help users of financial statements understand the significant inputs used in determining a credit loss as well as a rollforward of that amount each period.  FSP FAS 115-2 and FAS 124-2 is effective for interim periods ending after June 15, 2009 with early adoption permitted in conjunction with the early adoption of FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  The disclosures are not required for earlier periods presented for comparative purposes.  FSP FAS 115-2 and FSP 124-2 shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted.  A cumulative effect adjustment to the opening balance of retained earnings will be recognized for debt securities with an existing OTTI at the beginning of the interim period in which the FSP is adopted.  The Company will adopt the provisions of FSP FAS 115-2 and FAS 124-2 as of April 1, 2009.  The specific requirements of the FSP applicable to the Company’s portfolio are being interpreted, studied and assessed.  The potential cumulative effect to retained income as of April 1, 2009 is not yet reliably estimable since the Company is still assessing the requirements; however, the Company expects that it will result in an increase to retained income, offset by a decrease to accumulated other comprehensive income by the same amount.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4)

In April 2009, the FASB issued FSP FAS 157-4, which amends SFAS No. 157, to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity for an asset or liability, transactions or quoted prices may not be determinative of fair value, and further analysis of the transactions or quoted prices may be needed.  A significant adjustment to the transactions or quoted prices may be necessary to estimate fair value which may be determined based on the point within a range of fair value estimates that is most representative of fair value under the current market conditions.  Determination of whether the transaction is orderly is based on the weight of the evidence.  The disclosure requirements of SFAS No. 157 are increased since disclosures of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs during the reporting period are required.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FSP FAS 157-4 defines the disclosures required for major categories by SFAS No. 157 to be the major security types as defined in FASB Statement No. 115.  FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  FSP FAS 157-4 is effective for interim periods ending after June 15, 2009 with early adoption permitted but only in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with a quantification of the total effect of the change in valuation technique and related inputs, if practicable, by major category.  The Company will adopt the provisions of FSP FAS 157-4 as of April 1, 2009.  Quantification of the estimated effects of the application of the FSP FAS 157-4 requirements will be based on the market conditions and portfolio holdings at the time of adoption and are therefore not yet reliably estimable; however, the Company does not expect a material impact to its results of operations or financial position upon adoption.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements; and amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  The disclosures are not required for earlier periods presented for comparative purposes and earlier adoption is permitted in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4.  The Company will adopt the provisions of FSP FAS 107-1 and APB 28-1 for second quarter 2009.  FSP FAS 107-1 and APB 28-1 affects disclosures and therefore implementation will not impact the Company’s results of operations or financial position.

2.  Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding.  For Allstate, dilutive potential common shares consist of outstanding stock options and restricted stock units.

The computation of basic and diluted earnings per share is presented in the following table.

	Three months ended March 31,
($ in millions, except per share data)	2009	2008

Numerator:
Net (loss) income	$(274)	$348

Denominator:
Weighted average common shares outstanding	538.9	560.8
Effect of dilutive potential common shares:
Stock options	—	2.0
Weighted average common and dilutive potential common shares outstanding	538.9	562.8

Earnings per share - Basic:	$(0.51)	$0.62
Earnings per share - Diluted:	$(0.51)	$0.62

As a result of the net loss for the first quarter ended March 31, 2009, weighted average dilutive potential common shares outstanding resulting from 0.6 million stock options were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2009 since inclusion of these securities would have an anti-dilutive effect.  In the absence of the net loss, weighted average common and dilutive potential common shares outstanding would have totaled 539.5 million for the three-month period ended March 31, 2009.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 27.3 million and 17.7 million Allstate common shares, with exercise prices ranging from $23.72 to $65.38 and $48.01 to $65.38, were outstanding at March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share for the three-month periods.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities and limited partnerships, totaled $75 million for the three-month period ended March 31, 2009.

Liabilities for collateral received in conjunction with the Company’s securities lending and over-the-counter (“OTC”) derivatives and for funds received from the Company’s security repurchase business activities are reported in other liabilities and accrued expenses or other investments in the Condensed Consolidated Statements of Financial Position.  The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

	Three months ended March 31,
($ in millions)	2009	2008

Net change in proceeds managed
Net change in fixed income securities	$—	$226
Net change in short-term investments	67	(59)
Operating cash flow provided	$67	$167

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(340)	$(3,461)
Liabilities for collateral and security repurchase, end of period	(273)	(3,294)
Operating cash flow used	$(67)	$(167)

4.  Fair Value of Assets and Liabilities

The Company adopted the provisions of SFAS No. 157 as of January 1, 2008 for its financial assets and liabilities that are measured at fair value and as of January 1, 2009 for its non-financial assets and liabilities measured at fair value on a non-recurring basis.  SFAS No. 157 established a hierarchy for inputs used in determining fair value that maximize the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.

Assets and liabilities recorded on the Condensed Consolidated Statements of Financial Position at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

Level 1:     Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.

Level 2:     Assets and liabilities whose values are based on the following:

(a)  Quoted prices for similar assets or liabilities in active markets;

(b)  Quoted prices for identical or similar assets or liabilities in non-active markets; or

(c)  Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3:     Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the assets and liabilities.

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

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented with the host contract in fixed income securities.  As of March 31, 2009, 66.9% of total assets are measured at fair value and 0.9% of total liabilities are measured at fair value.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2009:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of March 31,
($ in millions)	(Level 1)	(Level 2)	(Level 3)	netting (1)	2009

Assets
Fixed income securities	$1,032	$50,531	$16,875		$68,438
Equity securities	2,143	194	73		2,410
Short-term investments	407	7,718	—		8,125
Other investments:
Free-standing derivatives	—	737	69	$(376)	430
Separate account assets	7,375	—	—		7,375
Other assets	2	—	3		5
Total recurring basis assets	10,959	59,180	17,020	(376)	86,783
Non-recurring basis (2)	—	—	438		438
Total assets at fair value	$10,959	$59,180	$17,458	$(376)	$87,221
% of total assets at fair value	12.6%	67.8%	20.0%	(0.4)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(51)	$(291)		$(342)
Other liabilities:
Free-standing derivatives	(1)	(963)	(172)	$364	(772)
Total liabilities at fair value	$(1)	$(1,014)	$(463)	$364	$(1,114)
% of total liabilities at fair value	0.1%	91.0%	41.6%	(32.7)%	100.0%

(1)    In accordance with FSP FIN 39-1, the Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At March 31, 2009, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $12 million.

(2)    Includes $182 million of mortgage loans, $245 million of limited partnership interests and $11 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of December 31,
($ in millions)	(Level 1)	(Level 2)	(Level 3)	netting (1)	2008

Assets
Fixed income securities	$662	$50,127	$17,819		$68,608
Equity securities	2,477	254	74		2,805
Short-term investments	563	8,343	—		8,906
Other investments:
Free-standing derivatives	—	812	13	$(525)	300
Separate account assets	8,239	—	—		8,239
Other assets	—	—	1		1
Total recurring basis assets	11,941	59,536	17,907	(525)	88,859
Non-recurring basis (2)	—	—	301		301
Total assets at fair value	$11,941	$59,536	$18,208	$(525)	$89,160
% of total assets at fair value	13.4%	66.8%	20.4%	(0.6)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(37)	$(265)		$(302)
Other liabilities:
Free-standing derivatives	—	(1,177)	(114)	$505	(786)
Total liabilities at fair value	$—	$(1,214)	$(379)	$505	$(1,088)
% of total liabilities at fair value	—%	111.6%	34.8%	(46.4)%	100.0%

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

(2)    Includes $165 million of mortgage loans, $121 million of limited partnership interests and $15 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of changes in fair value during the three months ended March 31, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.  Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table below.

		Total realized and unrealized gains (losses) included in:		Purchases, sales,				Total gains (losses) included in Net income for financial
($ in millions)	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of March 31, 2009		instruments still held at March 31, 2009 (3)

Assets
Fixed income securities	$17,819	$(227)	$(369)	$(601)	$253	$16,875		$(217)
Equity securities	74	—	(4)	3	—	73		—
Other investments:
Free-standing derivatives, net	(101)	6	—	(8)	—	(103	) (2)	8
Other assets	1	2	—	—	—	3		2
Total recurring Level 3 assets	$17,793	$(219)	$(373)	$(606)	$253	$16,848		$(207)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(265)	$(25)	$—	$(1)	$—	$(291)		$(25)
Total recurring Level 3 liabilities	$(265)	$(25)	$—	$(1)	$—	$(291)		$(25)

(1)   The effect to net income totals $(244) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(268) million in realized capital gains and losses, $50 million in net investment income, $(1) million in interest credited to contractholder funds, and $(25) million in life and annuity contract benefits.

(2)   Comprises $69 million of assets and $(172) million of liabilities.

(3)   The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(232) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(257) million in realized capital gains and losses, $50 million in net investment income, and $(25) million in life and annuity contract benefits.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of changes in fair value during the three months ended March 31, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.  Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table below.

		Total realized and unrealized gains (losses) included in:		Purchases, sales,				Total gains (losses) included in Net income for financial
($ in millions)	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of March 31, 2008		instruments still held at March 31, 2008 (3)

Assets
Fixed income securities	$24,372	$(333)	$(977)	$(676)	$180	$22,566		$(333)
Equity securities	129	(1)	(6)	13	(7)	128		(1)
Other investments:
Free-standing derivatives, net	10	(52)	—	3	—	(39	) (2)	(38)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 assets	$24,513	$(386)	$(983)	$(660)	$173	$22,657		$(372)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(14)	$—	$—	$—	$(10)		$(14)
Total recurring Level 3 liabilities	$4	$(14)	$—	$—	$—	$(10)		$(14)

(1)   The effect to net income totals $(400) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(395) million in realized capital gains and losses, $13 million in net investment income, $(9) million in interest credited to contractholder funds, and $(9) million in life and annuity contract benefits.

(2)   Comprises $46 million of assets and $(85) million of liabilities.

(3)   The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(386) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(384) million in realized capital gains and losses, $13 million in net investment income, $(6) million in interest credited to contractholder funds, and $(9) million in life and annuity contract benefits.

5.  Derivative Financial Instruments

The Company primarily uses derivatives for risk reduction and asset replication.  In addition, the Company has derivatives embedded in non-derivative “host” contracts, which are required to be separated from the host contract and accounted for at fair value as derivative instruments.  With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.  The Company does not use derivatives for trading purposes.  Non-hedge accounting is used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133 to permit the application of SFAS No. 133’s hedge accounting model.

The Company uses derivatives to partially mitigate potential adverse impacts from future increases in risk-free interest rates, negative equity market valuations and increases in credit spreads.  Property-Liability uses interest rate swaption contracts and exchange traded options on Treasury futures to offset potential declining fixed income market values resulting from potential rising interest rates.  Property-Liability also uses interest rate swaps to mitigate municipal bond interest rate risk within the municipal bond portfolio.  Exchange traded equity put options are utilized by Property-Liability for overall equity portfolio protection from significant declines in equity market values below a targeted level.  Equity index futures are used by Property-Liability to lock-in equity gains during periods of declining equity market values.  Credit default swaps are used to mitigate the credit risk within the Property-Liability and Allstate Financial fixed income portfolios.

Portfolio duration management is a risk management strategy that is principally employed by Property-Liability wherein, depending on the current portfolio duration relative to a designated target and the expectations of future interest rate movements, the Company uses financial futures and interest rate swaps to change the duration of the portfolio in order to mitigate the economic effect that interest rates would otherwise have on the fair value of its fixed income securities.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property-Liability also uses futures to hedge the market risk related to deferred compensation liability contracts and forward contracts to hedge foreign currency risk.  Allstate Financial uses foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements and holding foreign currency denominated investments.

Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to balance the respective interest-rate sensitivities of its assets and liabilities.  Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, floors and futures are acquired to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates.  Allstate Financial uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and financial futures and options for hedging the Company’s equity exposure contained in equity indexed annuity product contracts that offer equity returns to contractholders.  In addition, Allstate Financial uses interest rate swaps to hedge interest rate risk inherent in funding agreements.

When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges.  Allstate Financial designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.  Allstate Financial designates certain of its foreign currency swap contracts as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income.  Amounts are reclassified to net investment income as the hedged item affects net income.

Asset replication refers to the “synthetic” creation of assets through the use of derivatives and primarily investment grade host bonds to replicate securities that are either unavailable in the cash markets or more economical to acquire in synthetic form.  The Company replicates fixed income securities using a combination of a credit default swap and one or more highly rated fixed income securities to synthetically replicate the economic characteristics of one or more cash market securities.  The Company also creates “synthetic” exposure to equity markets through the use of exchange traded equity index future contracts and an investment grade host bond.

The Company’s primary embedded derivatives are conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock; equity options in Allstate Financial annuity product contracts, which provide equity returns to contractholders; and equity-indexed notes containing equity call options, which provide a coupon payout that is determined using one or more equity-based indices.

The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are generally not representative of the potential for gain or loss on these agreements.  However, the notional amounts specified in selling protection credit default swaps represent the maximum amount of potential loss, assuming no recoveries.

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC free-standing derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis in the Condensed Consolidated Statements of Financial Position in accordance with FASB Interpretation No. 39.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of March 31, 2009, the Company pledged $45 million of securities in the form of margin deposits.

The net impact to pre-tax income for derivatives includes valuation and settlements of derivatives which are reported in net income.  For those derivatives which qualify for fair value hedge accounting, net income includes the changes in the fair value of the hedged risk, and therefore reflects any hedging ineffectiveness.  For cash flow hedges, gains and losses amortized from accumulated other comprehensive income are reported in net income.  For embedded derivatives in convertible fixed income securities and equity-indexed notes, accretion income related to the host instrument is reported in net income.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statements of Financial Position at March 31, 2009.

($ in millions, except number of contracts)

	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate contracts	Other investments	$128	n/a	$(11)	$—	$(11)
Foreign currency contracts	Other investments	72	n/a	6	6	—
Total		$200	n/a	$(5)	$6	$(11)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	Other investments	$16,939	40,000	$91	$96	$(5)
Interest rate contracts	Other assets	n/a	222	—	—	—
Equity and index contracts	Other investments	98	136,130	313	313	—
Equity and index contracts	Other assets	n/a	2,343	2	2	—
Foreign currency contracts	Other investments	158	n/a	7	8	(1)
Embedded derivative financial instruments	Fixed income securities	1,744	n/a	303	310	(7)
Embedded derivative financial instruments	Other investments	1,000	n/a	2	2	—
Credit default contracts	Other investments	1,501	n/a	32	65	(33)
Other contracts	Other investments	75	n/a	—	—	—
Other contracts	Other assets	5	n/a	3	3	—
Total		$21,520	178,695	$753	$799	$(46)

Total derivative assets		$21,720	178,695	$748	$805	$(57)

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate contracts	Other liabilities & accrued expenses	$3,295	n/a	$(428)	$—	$(428)
Foreign currency contracts	Other liabilities & accrued expenses	196	n/a	14	21	(7)
Foreign currency and interest rate contracts	Other liabilities & accrued expenses	870	n/a	165	165	—
Foreign currency and interest rate contracts	Contractholder funds	n/a	n/a	13	13	—
Total		$4,361	n/a	$(236)	$199	$(435)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	Other liabilities & accrued expenses	11,579	n/a	$(367)	$59	$(426)
Interest rate contracts	Other liabilities & accrued expenses	n/a	4,551	—	—	—
Equity and index contracts	Other liabilities & accrued expenses	n/a	23,223	(64)	—	(64)
Foreign currency contracts	Other liabilities & accrued expenses	114	n/a	(12)	—	(12)
Embedded derivative financial instruments	Contractholder funds	5,832	n/a	(341)	—	(341)
Credit default contracts	Other liabilities & accrued expenses	1,425	n/a	(89)	60	(149)
Total		$18,950	27,774	$(873)	$119	$(992)

Total derivative liabilities		$23,311	27,774	$(1,109)	$318	$(1,427)

Total derivatives		$45,031	206,469	$(361)

(1)   Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded.  (n/a = not applicable)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Financial Position for the three month period ended March 31, 2009.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be $3 million during the next twelve months.

($ in millions)

Location of gain reclassified from accumulated OCI into income (effective portion)	Net investment income

Amount of gain recognized in OCI on derivatives during the period (effective portion)	$4

Amount of gain recognized in OCI on derivatives during the term of the hedging relationship (effective portion)	$20

Amount of gain reclassified from accumulated OCI into income (effective portion)	$1

Location of gain recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Realized capital gains and losses

Amount of gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—

The following table presents gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations for the three month period ended March 31, 2009.

($ in millions)	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$7	$4	$—	$(12)	$—	$(1)
Foreign currency and interest rate contracts	—	(1)	—	(30)	—	(31)
Subtotal	$7	$3	$—	$(42)	$—	$(32)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	$—	$39	$—	$—	$—	$39
Equity and index contracts	—	47	—	(23)	(13)	11
Embedded derivative financial instruments	—	(23)	(23)	(14)	—	(60)
Foreign currency contracts	—	1	—	—	—	1
Credit default contracts	—	28	—	—	—	28
Subtotal	$—	$92	$(23)	$(37)	$(13)	$19
Total	$7	$95	$(23)	$(79)	$(13)	$(13)

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations for the three month period ended March 31, 2009.

($ in millions)

	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$(35)	$61	$—
Net investment income	40	—	—	(40)
Realized capital gains and losses	4	(1)	—	—
Total	$18	$(36)	$61	$(40)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses master netting agreements for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

predetermined exposure limits are exceeded.  As of March 31, 2009, counterparties pledged $12 million in cash to the Company, and the Company pledged $12 million in cash and $576 million in securities to counterparties which includes $433 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $155 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

Counterparty credit exposure represents the Company’s potential loss if all of the counterparties concurrently fail to perform under the contractual terms of the contracts and all collateral, if any, becomes worthless.  This exposure is measured by the fair value of OTC free-standing derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of legally enforceable master netting agreements.

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).

($ in millions)

	March 31, 2009				December 31, 2008
Rating (1)	Number of counterparties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counterparties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	2	$6,787	$50	$47	3	$4,749	$21	$21
A+	6	10,297	41	37	5	6,951	15	15
A	3	2,645	14	9	3	3,730	58	38
A-	1	166	23	23	1	216	25	25
Total	12	$19,895	$128	$116	12	$15,646	$119	$99

(1)   Rating is the lower of Standard & Poor’s (“S&P”) or Moody’s ratings.

(2)   Only OTC derivatives with a net positive fair value are included for each counterparty.

Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices.  Market risk exists for all of the derivative financial instruments the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions.  To limit this risk, the Company’s senior management has established risk control limits.  In addition, changes in fair value of the derivative financial instruments that the Company uses for risk management purposes are generally offset by the change in the fair value or cash flows of the hedged risk component of the related assets, liabilities or forecasted transactions.

Certain of the Company’s derivative instruments contain credit-risk-contingent termination events, cross-default provisions and credit support annex agreements.  Credit-risk-contingent termination events allow the counterparties to terminate the derivative on certain dates if AIC’s, ALIC’s or Allstate Life Insurance Company of New York’s (“ALNY”) financial strength credit ratings by Moody’s or S&P fall below a certain level or in the event AIC, ALIC or ALNY are no longer rated by both Moody’s and S&P.  Credit-risk-contingent cross-default provisions allow the counterparties to terminate the derivative instruments if the Company defaults by pre-determined threshold amounts on certain debt instruments.  Credit-risk-contingent credit support annex agreements specify the amount of collateral the Company must post to counterparties based on AIC’s, ALIC’s or ALNY’s financial strength credit ratings by Moody’s or S&P, or in the event AIC, ALIC or ALNY are no longer rated by both Moody’s and S&P.

The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position as of March 31, 2009, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)

Gross liability fair value of contracts containing credit-risk-contingent features	$889
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(343)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(433)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$113

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit derivatives — selling protection

Credit default swaps (“CDS”) are utilized for selling credit protection against a specified credit event.  A credit default swap is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly referred to as the “reference entity” or a portfolio of “reference entities”), for a periodic premium.  In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative.  Credit risk includes both default risk and market value exposure due to spread widening.  CDS typically have a five-year term.  The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of March 31, 2009:

	Notional amount credit rating underlying notional
($ in millions)	AAA	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$—	$16	$100	$135	$5	$256	$(29)
Municipal	25	110	—	—	—	135	(20)
Sovereign	—	—	—	20	5	25	(1)
Subtotal	25	126	100	155	10	416	(50)
First-to-default
Investment grade corporate debt	—	—	45	45	—	90	(7)
Municipal	—	120	35	—	—	155	(46)
Subtotal	—	120	80	45	—	245	(53)
Index
Investment grade corporate debt	4	6	77	145	102	334	(67)
Subtotal	4	6	77	145	102	334	(67)
Total	$29	$252	$257	$345	$112	$995	$(170)

In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default (“FTD”) structure or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement.  With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the referenced entity’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed.  With FTD baskets, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names.  CDX index is utilized to take a position on multiple (generally 125) reference entities.  Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference credit.  If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement.  In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, while in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset.  When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at time of settlement.  For CDX index, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration.  The maximum payout on a CDS is the contract notional amount.  A physical settlement may afford the Company with recovery rights as the new owner of the asset.

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

Management believes that the reserve for property-liability claims and claims expense, net of reinsurance recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the Condensed Consolidated Statements of Financial Position based on available facts, technology, laws and regulations.

7.  Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance premium ceded amounts shown in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Property-liability insurance premiums earned	$265	$330
Life and annuity premiums and contract charges	204	234

Property-liability insurance claims and claims expense and life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance recovery amounts shown in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Property-liability insurance claims and claims expense	$111	$73
Life and annuity contract benefits	461	193
Interest credited to contractholder funds	6	10

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $45 million and $(1) million for the three-month periods ended March 31, 2009 and 2008, respectively.

The following table illustrates the changes in the restructuring liability during the three-month period ended March 31, 2009:

($ in millions)	Employee costs	Exit costs	Total liability
Balance at the beginning of the year	$10	$1	$11
Expense incurred	36	—	36
Payments applied against liability	(2)	—	(2)
Balance at the end of the period	$44	$1	$45

The payments applied against the liability for employee costs primarily reflect severance costs.

9.  Guarantees and Contingent Liabilities

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective March 31, 2009, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $16 million at March 31, 2009.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $195 million at March 31, 2009.  The obligations associated with these fixed income securities expire at various times during the next six years.

Related to the disposal through reinsurance of substantially all of Allstate Financial’s variable annuity business to Prudential Financial, Inc. and its subsidiary in 2006, the Company and its consolidated subsidiaries, ALIC and ALNY, have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain.  In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC’s and ALNY’s provision of transition services.  The Reinsurance Agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2009.

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

The National Association of Insurance Commissioners has initiated a multi-state examination of Allstate’s claims handling practices and has designated Florida, Illinois, Iowa and New York as lead states.  An official notice of the exam was issued by the Illinois Division of Insurance on March 30, 2009.

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

•                  The outcome of these matters may also be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts, and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers, or other entities.

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

•                  Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material adverse effect on the financial position of the Company.

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

•                  Six members of the Mississippi Windstorm Underwriters Association (“MWUA”) have filed two separate lawsuits against the MWUA board members and the companies they represent, including an Allstate subsidiary, alleging that the Board purchased insufficient reinsurance to protect the MWUA members.  One of these lawsuits (filed by four MWUA members) is pending in federal court and was filed as a class action.  In that case, plaintiffs’ motion for class certification was denied.  The case proceeded to trial on March 3, 2009 on the four plaintiffs’ individuals claims.  At the end of the March 2009 trial, judgment was entered in favor of all the defendants.  After the court denied class certification in the first case, two MWUA members that are not named plaintiffs in the first case filed another virtually identical lawsuit which is currently pending in Mississippi state court.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•                  The Company has also been sued in a putative class action in the United States District Court for the Western District of Louisiana.  The plaintiffs allege that they were entitled to, but did not receive, payment for general contractor overhead and profit (“GCOP”) or that the GCOP they received was not adequate to compensate them for the entire costs of a general contractor.  The plaintiffs also alleged that Allstate incorrectly calculated depreciation on property losses.  The Court granted partial summary judgment, and dismissed the claim challenging the method of calculating depreciation.  In October 2008, the Court heard plaintiffs’ motion to certify three subclasses: the first class would impose a “three trade rule”, meaning any time three or more trades are reflected on the estimate, GCOP must be paid; the second class encompassed the alleged miscalculation of GCOP when both general and specialty contractors are involved; and the third class sought to impose on the Company statutory penalties for its alleged breach of contract with regard to the first two subclasses.  The Court denied plaintiffs’ motion on the certification of the two subclasses regarding the “three trade rule” and statutory penalties.  The plaintiffs’ motion for certification of the third subclass alleging that GCOP is not properly calculated when both general and specialty contractors are involved is pending.

•                  The Louisiana Attorney General filed a class action lawsuit in state court against Allstate and other insurers on behalf of Road Home fund recipients alleging that the insurers have failed to pay all damages owed under their policies.  The insurers removed the matter to federal court.  The district court denied plaintiffs’ motion to remand the matter to state court and the U.S. Court of Appeals for the Fifth Circuit affirmed that ruling.  The defendants filed a motion to dismiss and the plaintiffs filed a motion to remand the claims involving a Road Home subrogation agreement.  In March 2009, the district court denied the State’s request that its claims be remanded to state court.  As for the defendant insurers’ motion, the judge granted it in part and denied it in part.  Dismissal of all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims, was granted.  Dismissal was granted of all claims based on the Valued Policy Law and all flood loss claims based on the levee breaches finding that the insurers flood exclusions precluded coverage.  The remaining claims are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  The judge did not dismiss the class action allegations.  The defendants also moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The judge denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants have filed a petition for permission to appeal to the Fifth Circuit.

The various suits described above seek a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.  The Company has been vigorously defending these suits and other matters related to Hurricanes Katrina and Rita.

In addition, the Company provided documents to federal and state authorities conducting investigations into the insurance industry’s handling of claims in the aftermath of Hurricanes Katrina and Rita.  Other insurers have received similar subpoenas and requests for information.

Allstate is defending various lawsuits involving worker classification issues.  These lawsuits include a certified class action challenging a state wage and hour law.  In these cases, plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief.  Allstate is continuing to vigorously defend its worker classification lawsuits.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

•                  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that the Company was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether the Company had reasonable factors other than age to support the rehire policy.  The Company’s interlocutory appeal from the partial summary judgment was granted.  In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC’s favor.  In September 2008, the Court of Appeals granted the Company’s petition for rehearing en banc and vacated its earlier decision affirming the trial court’s grant of summary judgment in favor of the EEOC.  The Court of Appeals then dismissed the appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.

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

Allstate is defending a certified 13-state class action challenging the method by which Allstate discloses installment fees.  The plaintiffs contend that installment fees must be disclosed on the insurance policy itself, which would include the declarations page, because the fees allegedly meet the legal definition of “premium.”  Plaintiffs seek repayment of installment fees since October 1996.  The New Mexico trial court had initially certified the 13-state class in 2005.  In 2007, the class, except for New Mexico, was set aside on appeal.  In June 2008, the New Mexico Supreme Court reinstated the 13-state class of Allstate policyholders who paid installment fees from October 1996 to present.  The Court has denied the Company’s motion for reconsideration.  The matter now is pending before the trial court. On May 1, 2009, plaintiffs filed an amended complaint with the trial court in New Mexico seeking to proceed only as a New Mexico class.

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

One or more of these matters could have an adverse effect on the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection, in excess of amounts currently reserved, if any, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 16, 2009, Allstate received the Service Employees International Union (“SEIU”) Pension Plans Master Trust’s shareholder demand for board action concerning the Company’s past executive compensation practices.  The Company believes as many as 28 other companies may have received similar letters from the SEIU.  The SEIU correspondence has been referred to the Allstate Board of Directors for its consideration and disposition.

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.21 billion and $1.23 billion, net of reinsurance recoverables of $688 million and $704 million, at March 31, 2009 and December 31, 2008, respectively.  Reserves for environmental claims were $191 million and $195 million, net of reinsurance recoverables of $54 million and $56 million, at March 31, 2009 and December 31, 2008, respectively.  Approximately 64% of the total net asbestos and environmental reserves at March 31, 2009 and December 31, 2008 were for incurred but not reported estimated losses.

Management believes its net loss reserves for asbestos, environmental and other discontinued lines exposures are appropriately established based on available facts, technology, laws and regulations.  However, establishing net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are greater than those presented by other types of claims.  The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimate.  Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs’ evolving and expanding theories of liability, availability and collectability of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements; and estimating the extent and timing of any contractual liability, and other uncertainties.  There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements.  Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage.  Management believes these issues are not likely to be resolved in the near future, and the ultimate cost may vary materially from the amounts currently recorded resulting in an increase in loss reserves.  In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate asbestos, environmental, and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses.  Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Income Taxes

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the three months ended March 31 is as follows:

($ in millions)	2009		2008

Statutory federal income tax rate - (benefit) expense	$(46)	(35.0)%	$150	35.0%
Tax-exempt income	(69)	(52.6)	(71)	(16.5)
Dividends received deduction	(4)	(2.9)	(9)	(2.1)
Decrease in cash surrender value of company-owned life insurance	4	3.2	5	1.2
State income taxes	4	3.1	7	1.6
Other	—	—	(3)	(0.7)
Valuation allowance	254	193.6	—	—
Effective income tax rate - expense	$143	109.4%	$79	18.5%

The valuation allowance for deferred tax assets increased by $330 million during the first quarter to $379 million at March 31, 2009 from $49 million at December 31, 2008, primarily due to investment write-downs which were not currently deductible for tax purposes and increased unrealized capital losses on equity securities.  The increase of $330 million includes $254 million that is recorded as income tax expense on the Condensed Consolidated Statements of Operations and $76 million that is included as a component of accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Position.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31 are as follows:

	Three months ended March 31,
($ in millions)	2009	2008

Pension benefits
Service cost	$32	$36
Interest cost	82	78
Expected return on plan assets	(99)	(100)
Amortization of:
Prior service credit	(1)	—
Net actuarial loss	4	9
Settlement loss	16	11
Net periodic pension cost	$34	$34

Postretirement benefits
Service cost	$4	$5
Interest cost	14	14
Amortization of net actuarial gain	(8)	(6)
Net periodic postretirement cost	$10	$13

At December 31, 2008, the Company’s assumption for the expected long-term rate of return on plan assets was reviewed giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data.  Given the long-term forward looking nature of this assumption, the actual returns in any one year do not immediately result in a change.  In giving consideration to the targeted plan asset allocation, the Company evaluated returns using the same sources it has used historically which include: historical average asset class returns from an independent nationally recognized vendor of this type of data blended together using the asset allocation policy weights for the Company’s pension plans; asset class return forecasts from the asset allocation team of a large global and independent asset management firm that specializes in providing multi-asset class index fund products which were blended together using the asset allocation policy weights; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services to corporate pension plan sponsors.  This is the same methodology that has been applied on a consistent basis each year.  All of these were consistent with the Company’s long-term rate of return on plan assets assumption of 8.5%.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

	Three months ended March 31,
($ in millions)	2009	2008
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$4,164	$4,291
Non-standard auto	246	292
Homeowners	1,535	1,559
Other personal lines	638	622
Allstate Protection	6,583	6,764
Discontinued Lines and Coverages	(1)	—
Total property-liability insurance premiums earned	6,582	6,764
Net investment income	344	470
Realized capital gains and losses	(314)	(194)
Total Property-Liability	6,612	7,040

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	100	95
Immediate annuities with life contingencies	34	30
Accident, health and other	112	103
Total life and annuity premiums	246	228
Interest-sensitive life insurance	226	211
Fixed annuities	12	13
Total contract charges	238	224
Total life and annuity premiums and contract charges	484	452
Net investment income	819	1,015
Realized capital gains and losses	(43)	(432)
Total Allstate Financial	1,260	1,035

Corporate and Other
Service fees	3	2
Net investment income	13	41
Realized capital gains and losses	(2)	(29)
Total Corporate and Other before reclassification of service fees	14	14
Reclassification of service fees (1)	(3)	(2)
Total Corporate and Other	11	12
Consolidated revenues	$7,883	$8,087

(1)         For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Three months ended March 31,
($ in millions)	2009	2008
Net income
Property-Liability
Underwriting income
Allstate Protection	$214	$415
Discontinued Lines and Coverages	(6)	(7)
Total underwriting income	208	408
Net investment income	344	470
Income tax expense on operations	(136)	(250)
Realized capital gains and losses, after-tax	(316)	(125)
Property-Liability net income	100	503

Allstate Financial
Life and annuity premiums and contract charges	484	452
Net investment income	819	1,015
Periodic settlements and accruals on non-hedge derivative financial instruments	1	9
Contract benefits and interest credited to contractholder funds	(929)	(1,027)
Operating costs and expenses and amortization of deferred policy acquisition costs	(230)	(235)
Restructuring and related charges	(18)	—
Income tax expense on operations	(42)	(71)
Operating income	85	143
Realized capital gains and losses, after-tax	(170)	(281)
Deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) (amortization) accretion related to realized capital gains and losses, after-tax	(19)	39
DAC and DSI unlocking related to realized capital gains and losses, after-tax	(224)	—
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(1)	(6)
Gain (loss) on disposition of operations, after-tax	2	(6)
Allstate Financial net loss	(327)	(111)

Corporate and Other
Service fees (1)	3	2
Net investment income	13	41
Operating costs and expenses	(93)	(94)
Income tax benefit on operations	32	26
Operating loss	(45)	(25)
Realized capital gains and losses, after-tax	(2)	(19)
Corporate and Other net loss	(47)	(44)
Consolidated net (loss) income	$(274)	$348

(1)         For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

	Three months ended March 31,
	2009			2008
($ in millions)	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$39	$(90)	$(51)	$(2,076)	$731	$(1,345)
Less: reclassification adjustment of realized capital gains and losses	(34)	12	(22)	(272)	95	(177)
Unrealized net capital gains and losses	73	(102)	(29)	(1,804)	636	(1,168)
Unrealized foreign currency translation adjustments	(12)	4	(8)	(25)	9	(16)
Unrecognized pension and other postretirement benefit cost	(1)	—	(1)	(114)	38	(76)

Other comprehensive (loss) income	$60	$(98)	(38)	$(1,943)	$683	(1,260)

Net (loss) income			(274)			348

Comprehensive loss			$(312)			$(912)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statements of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations, and cash flows for the three-month periods ended March 31, 2009 and 2008.  These interim financials statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2009, which report includes an explanatory paragraph relating to a change in the Company’s method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007 and defined pension and other postretirement plans in 2006, we expressed an unqualified opinion on those consolidated financial statements.   In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 6, 2009

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we”, “our”, “us”, the “Company” or “Allstate”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2008.  Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”).  The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

Allstate is focused on three priorities:  protecting Allstate’s financial strength, improving customer loyalty, and continuing to reinvent protection and retirement for the consumer.  In addition, we will continue to monitor market conditions and will consider business start-ups, acquisitions and alliances that would forward our business objectives and represent prudent uses of corporate capital.

HIGHLIGHTS

•                  Consolidated net loss was $274 million in the first quarter of 2009 compared to net income of $348 million in the first quarter of 2008.  Net loss per diluted share was $0.51 in the first quarter of 2009 compared to net income per diluted share of $0.62 in the first quarter of 2008.

•                  Property-Liability net income was $100 million in the first quarter of 2009 compared to $503 million in the first quarter of 2008.

•                  The Property-Liability combined ratio was 96.8 in the first quarter of 2009 compared to 94.0 in the first quarter of 2008.

•                  Allstate Financial had a net loss of $327 million in the first quarter of 2009 compared to a net loss of $111 million in the first quarter of 2008.

•                  Total revenues were $7.88 billion in the first quarter of 2009 compared to $8.09 billion in the first quarter of 2008.

•                  Property-Liability premiums earned in the first quarter of 2009 totaled $6.58 billion, a decrease of 2.7% from $6.76 billion in the first quarter of 2008.

•                  Net realized capital losses were $359 million in the first quarter of 2009 compared to net realized capital losses of $655 million in the first quarter of 2008.

•                  Investments as of March 31, 2009 totaled $93.87 billion, a decrease of 2.2% from $96.00 billion as of December 31, 2008.  Net investment income in the first quarter of 2009 was $1.18 billion, a decrease of 22.9% from $1.53 billion in the first quarter of 2008.

•                  Income tax expense for the first quarter of 2009 includes expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

•                  Book value per diluted share (ratio of shareholders’ equity to total shares outstanding and dilutive potential shares outstanding) was $22.65 as of March 31, 2009, a decrease of 37.8% from $36.39 as of March 31, 2008 and a decrease of 3.5% from $23.47 as of December 31, 2008.

•                  For the twelve months ended March 31, 2009, return on the average of beginning and ending period shareholders’ equity was (14.1)%, a decrease of 30.4 points from 16.3% for the twelve months ended March 31, 2008.

•                  To further enhance our liquidity and capital levels, in 2008 we suspended our $2.00 billion share repurchase program and did not complete it by our original target date of March 2009.

•                  At March 31, 2009, we held $12.24 billion in capital.  This total included $3.35 billion in deployable invested assets at the parent holding company level.

•                  In the first quarter of 2009, we revised our shareholder dividend to $0.20 from $0.41.

CONSOLIDATED NET (LOSS) INCOME

	Three months ended March 31,
($ in millions)	2009	2008
Revenues
Property-liability insurance premiums earned	$6,582	$6,764
Life and annuity premiums and contract charges	484	452
Net investment income	1,176	1,526
Realized capital gains and losses	(359)	(655)
Total revenues	7,883	8,087

Costs and expenses
Property-liability insurance claims and claims expense	(4,720)	(4,676)
Life and annuity contract benefits	(387)	(397)
Interest credited to contractholder funds	(579)	(624)
Amortization of deferred policy acquisition costs	(1,397)	(1,075)
Operating costs and expenses	(801)	(792)
Restructuring and related charges	(45)	1
Interest expense	(88)	(88)
Total costs and expenses	(8,017)	(7,651)

Gain (loss) on disposition of operations	3	(9)
Income tax expense	(143)	(79)
Net (loss) income	$(274)	$348

Property-Liability	$100	$503
Allstate Financial	(327)	(111)
Corporate and Other	(47)	(44)
Net (loss) income	$(274)	$348

PROPERTY-LIABILITY HIGHLIGHTS

•                 Premiums written, an operating measure that is defined and reconciled to premiums earned on page 39, decreased 3.8% to $6.27 billion in the first quarter of 2009 from $6.51 billion in the first quarter of 2008.  Allstate brand standard auto premiums written decreased 2.4% to $3.98 billion in the first quarter of 2009 from $4.08 billion in the first quarter of 2008.  Allstate brand homeowners premiums written decreased 1.2% to $1.17 billion in the first quarter of 2009 from $1.19 billion in the first quarter of 2008.

•                 Premium operating measures and statistics contributing to the overall Allstate brand standard auto premiums written decline were the following:

•                  1.8% decrease in policies in force (“PIF”) as of March 31, 2009 compared to March 31, 2008

•                  0.4 point decline in the six month renewal ratio to 88.6% in the first quarter of 2009 compared to 89.0% in the first quarter of 2008

•                  0.5% increase in the six month policy term average gross premium before reinsurance to $430 in the first quarter of 2009 from $428 in the first quarter of 2008

•                  14.8% increase in new issued applications in the first quarter of 2009 compared to the first quarter of 2008

•                 Premium operating measures and statistics contributing to the overall Allstate brand homeowners premiums written decline were the following:

•                  4.2% decrease in PIF as of March 31, 2009 compared to March 31, 2008

•                  0.8 point increase in the twelve month renewal ratio to 87.5% in the first quarter of 2009 compared to 86.7% in the first quarter of 2008

•                  0.7% decrease in the twelve month policy term average gross premium before reinsurance to $861 in the first quarter of 2009 from $867 in the first quarter of 2008

•                  15.3% decrease in new issued applications in the first quarter of 2009 compared to the first quarter of 2008

•                  $55 million decrease in catastrophe reinsurance costs to $141 million in the first quarter of 2009 from $196 million in the first quarter of 2008

•                 Factors contributing to the Allstate brand standard auto loss ratio increase of 3.3 points to 68.8 in the first quarter of 2009 from 65.5 in the first quarter of 2008 were the following:

•                  1.6% increase in standard auto property damage gross claim frequency (rate of claim occurrence per policy in force) in the first quarter of 2009 compared to the first quarter of 2008, fueled by weather-related claim trends

•                  5.5% increase in bodily injury gross claim frequency in the first quarter of 2009 compared to the first quarter of 2008, fueled in part by weather-related claim trends

•                  2.1% increase in claim severities (average cost per claim) for bodily injury in the first quarter of 2009 compared to the first quarter of 2008

•                  2.4% decrease in claim severities for auto property damage in the first quarter of 2009 compared to the first quarter of 2008

•                 Factors contributing to the Allstate brand homeowners loss ratio, which includes catastrophes, increase of 2.5 points to 82.7 in the first quarter of 2009 from 80.2 in the first quarter of 2008 were the following:

•                  2.2 point decrease in the effect of catastrophe losses to 27.5 points in the first quarter of 2009 compared to 29.7 points in the first quarter of 2008

•                  4.6% increase in homeowner gross claim frequency, excluding catastrophes, in the first quarter of 2009 compared to the first quarter of 2008, fueled by weather-related claim trends

•                  3.2% increase in claim severity, excluding catastrophes, in the first quarter of 2009 compared to the first quarter of 2008

•                 Factors contributing to catastrophe losses decrease of $52 million to $516 million in the first quarter of 2009 compared to $568 million in 2008 were the following:

•                  $60 million favorable reserve reestimates due to a $36 million and $34 million decrease in estimated losses for Hurricanes Ike and Gustav, respectively, compared to $117 million unfavorable reserve reestimates in the first quarter of 2008, primarily related to litigation in Louisiana for Hurricane Katrina

•                  14 events with losses of $576 million in the first quarter of 2009 compared to 27 events with losses of $451 million in the first quarter of 2008

•                 Factors contributing to prior year reserve reestimates of $55 million favorable in the first quarter of 2009 compared to $101 million unfavorable in the first quarter of 2008 included:

•                  prior year reserve reestimates related to auto, homeowners and other lines in the first quarter of 2009 contributed $35 million favorable, $32 million favorable and $9 million unfavorable, respectively, compared to prior year reserve reestimates in the first quarter of 2008 of $54 million favorable, $78 million unfavorable and $72 million unfavorable, respectively

•                  prior year reserve reestimates are largely attributable to prior year catastrophes and in the first quarter of 2008 a $45 million incurred but not reported (“IBNR”) reclassification from auto to other lines

•                 Property-Liability underwriting income of $208 million in the first quarter of 2009 compared to $408 million in the first quarter of 2008 included the following primary contributing factors.

•                  Allstate brand standard auto loss ratio increase of 3.3 points to 68.8 in the first quarter of 2009 from 65.5 in the first quarter of 2008;  Allstate brand standard auto underwriting income decreased 37.3% to $261 million in the first quarter of 2009 from $416 million in the first quarter of 2008

•                  Allstate brand homeowners loss ratio, which includes catastrophes, increase of 2.5 points to 82.7 in the first quarter of 2009 from 80.2 in the first quarter of 2008;  Allstate brand homeowners underwriting loss increased 41.2% to an underwriting loss of $96 million in the first quarter of 2009 from an underwriting loss of $68 million in the first quarter of 2008

Underwriting income (loss), a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•                 Property-Liability investments as of March 31, 2009 were $30.93 billion, an increase of 0.3% from $30.84 billion as of December 31, 2008.  Net investment income was $344 million in the first quarter of 2009, a decrease of 26.8% from $470 million in the first quarter of 2008.

•                 Net realized capital losses were $314 million in the first quarter of 2009 compared to net realized capital losses of $194 million in the first quarter of 2008.

•                 Income tax expense for the first quarter of 2009 includes expense of $112 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

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

Underwriting income (loss), a measure that is not based on GAAP and is reconciled to net income on page 38, is calculated as premiums earned, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses and restructuring and related charges, as determined using GAAP.  We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results.  It is also an integral component of incentive compensation.  It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance.  Net income is the GAAP measure most directly comparable to underwriting income (loss).  Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business.

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

	Three months ended March 31,
($ in millions, except ratios)	2009	2008
Premiums written	$6,269	$6,514

Revenues
Premiums earned	$6,582	$6,764
Net investment income	344	470
Realized capital gains and losses	(314)	(194)
Total revenues	6,612	7,040

Costs and expenses
Claims and claims expense	(4,720)	(4,676)
Amortization of DAC	(949)	(1,011)
Operating costs and expenses	(678)	(670)
Restructuring and related charges	(27)	1
Total costs and expenses	(6,374)	(6,356)

Income tax expense	(138)	(181)
Net income	$100	$503

Underwriting income	$208	$408
Net investment income	344	470
Income tax expense on operations	(136)	(250)
Realized capital gains and losses, after-tax	(316)	(125)
Net income	$100	$503

Catastrophe losses (1)	$516	$568

GAAP operating ratios
Claims and claims expense ratio	71.7	69.1
Expense ratio	25.1	24.9
Combined ratio	96.8	94.0
Effect of catastrophe losses on combined ratio (1)	7.8	8.4
Effect of prior year reserve reestimates on combined ratio (1)	(0.8)	1.5
Effect of restructuring and related charges on combined ratio	0.4	—
Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.1

(1)	Reserve reestimates included in catastrophe losses totaled $60 million favorable in the three months ended March 31, 2009 compared to $117 million unfavorable in the three months ended March 31, 2008.

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

A reconciliation of premiums written to premiums earned is shown in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Premiums written:
Allstate Protection	$6,270	$6,514
Discontinued Lines and Coverages	(1)	—
Property-Liability premiums written	6,269	6,514
Decrease in unearned premiums	337	294
Other	(24)	(44)
Property-Liability premiums earned	$6,582	$6,764

Premiums earned:
Allstate Protection	$6,583	$6,764
Discontinued Lines and Coverages	(1)	—
Property-Liability	$6,582	$6,764

ALLSTATE PROTECTION SEGMENT

Premiums written by brand for the three months ended March 31, are shown in the following table.

	Allstate brand		Encompass brand		Allstate Protection
($ in millions)	2009	2008	2009	2008	2009	2008
Standard auto	$3,978	$4,077	$204	$270	$4,182	$4,347
Non-standard auto	241	274	8	12	249	286
Homeowners	1,171	1,185	97	113	1,268	1,298
Other personal lines (1)	546	554	25	29	571	583
Total	$5,936	$6,090	$334	$424	$6,270	$6,514

(1)          Other personal lines include commercial lines, condominium, renters, involuntary auto and other personal lines.

Premiums earned by brand for the three months ended March 31, are shown in the following table.

	Allstate brand		Encompass brand		Allstate Protection
($ in millions)	2009	2008	2009	2008	2009	2008
Standard auto	$3,917	$4,011	$247	$280	$4,164	$4,291
Non-standard auto	237	278	9	14	246	292
Homeowners	1,417	1,426	118	133	1,535	1,559
Other personal lines	610	592	28	30	638	622
Total	$6,181	$6,307	$402	$457	$6,583	$6,764

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

Standard auto premiums written totaled $4.18 billion in the first quarter of 2009, a decrease of 3.8% from $4.35 billion in the first quarter of 2008.

Standard Auto	Allstate brand		Encompass brand (2)
Three months ended March 31,	2009	2008	2009	2008
PIF (thousands)	17,843	18,172	1,042	1,111
Average premium-gross written (1)	$430	$428	$956	$963
Renewal ratio (%) (1)	88.6	89.0	70.3	75.0

(1) Policy term is six months for Allstate brand and twelve months for Encompass brand.

(2) Premium operating measures and statistics exclude the discontinuation of a large national broker arrangement.

Allstate brand standard auto premiums written totaled $3.98 billion in the first quarter of 2009, a decrease of 2.4% from $4.08 billion in the first quarter of 2008.  Contributing to the Allstate brand standard auto premiums written decrease in the first quarter of 2009 compared to the first quarter of 2008 were the following:

•                  decrease in PIF as of March 31, 2009 compared to March 31, 2008 due to a lower renewal ratio and fewer policies available to renew partially offset by new issued applications

•                  14.8% increase in new issued applications on a countrywide basis to 521 thousand in the first quarter of 2009 from 454 thousand in the first quarter of 2008

•                  increase in average gross premium in the first quarter of 2009 compared to the first quarter of 2008, primarily due to rate changes, partially offset by customers electing to change protection levels of their policy

Encompass brand standard auto premiums written totaled $204 million in the first quarter of 2009, a decrease of 24.4% from $270 million in the first quarter of 2008.  Contributing to the Encompass brand standard auto premiums written decrease in the first quarter of 2009 compared to the first quarter of 2008 were the following:

•                  the discontinuation of a large national broker arrangement; Encompass brand standard auto premiums written excluding the terminated national broker’s business decreased 19.4% to $204 million in the first quarter of 2009 from $253 million in the first quarter of 2008

•                  decrease in PIF as of March 31, 2009 compared to March 31, 2008, driven by fewer policies available to renew, lower retention and lower production

•                  decrease in average gross premium in the first quarter of 2009 compared to the first quarter of 2008 due to a shift in product mix, partially offset by rate changes

Decreases are expected in Encompass brand standard auto PIF as profit improvement actions are implemented.  Some of these actions involve improving business quality by changing risk management policy, terminating relationships with certain agents and rate changes.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for standard auto during the three months ended March 31, 2009 and 2008, respectively.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.

	# of States			Countrywide (%) (1)		State Specific (%) (2)(3)
	2009		2008	2009	2008	2009	2008
Allstate brand	18	(4)	12	0.9	0.8	3.3	4.5
Encompass brand	24		17	3.7	0.3	8.1	1.4

(1)          Represents the impact in the states where rate changes were approved during the three months ended March 31, 2009 and 2008, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)          Represents the impact in the states where rate changes were approved during the three months ended March 31, 2009 and 2008, respectively, as a percentage of total prior year-end premiums written in those states.

(3)          Based on historical premiums written in those states, rate changes approved for standard auto totaled $178 million in the three months ended March 31, 2009 compared to $127 million in the three months ended March 31, 2008.

(4)          Includes Washington D.C.

Non-standard auto premiums written totaled $249 million in the first quarter of 2009, a decrease of 12.9% from $286 million in the first quarter of 2008.

Non-Standard Auto	Allstate brand		Encompass brand
Three months ended March 31,	2009	2008	2009	2008
PIF (thousands)	750	811	33	51
Average premium-gross written	$615	$627	$490	$505
Renewal ratio (%)	71.6	74.5	68.3	65.2

Allstate brand non-standard auto premiums written totaled $241 million in the first quarter of 2009, a decrease of 12.0% from $274 million in the first quarter of 2008.  Contributing to the Allstate brand non-standard auto premiums written decrease in the first quarter of 2009 compared to the first quarter of 2008 were the following:

•                  decrease in PIF as of March 31, 2009 compared to March 31, 2008, due to new business production that was insufficient to offset declines in the renewal ratio and polices available to renew

•                  18.6% increase in new issued applications to 102 thousand in the first quarter of 2009 from 86 thousand in the first quarter of 2008

•                  decrease in average gross premium in the first quarter of 2009 compared to the first quarter of 2008

•                  decrease in the renewal ratio in the first quarter of 2009 compared to the first quarter of 2008

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for non-standard auto during the three months ended March 31, 2009 and 2008, respectively.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.

	# of States		Countrywide (%) (1)		State Specific (%) (2)(3)
	2009	2008	2009	2008	2009	2008
Allstate brand	4	2	0.1	0.2	1.6	3.0
Encompass brand	1	—	0.9	—	31.7	—

(1)          Represents the impact in the states where rate changes were approved during the three months ended March 31, 2009 and 2008, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)          Represents the impact in the states where rate changes were approved during the three months ended March 31, 2009 and 2008, respectively, as a percentage of total prior year-end premiums written in those states.

(3)          Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $2 million in the first three months ended March 31, 2009 compared to $3 million in the first three months ended March 31, 2008.

Homeowners premiums written totaled $1.27 billion in the first quarter of 2009, a decrease of 2.3% from $1.30 billion in the first quarter of 2008.  Excluding the cost of catastrophe reinsurance, premiums written declined 5.7% in the first quarter of 2009 compared to the first quarter of 2008.  For a more detailed discussion on reinsurance, see the Allstate Protection Reinsurance section of the MD&A.

Homeowners	Allstate brand		Encompass brand (1)
Three months ended March 31,	2009	2008	2009	2008
PIF (thousands)	7,181	7,499	431	476
Average premium-gross written (12 months)	$861	$867	$1,251	$1,196
Renewal ratio (%)	87.5	86.7	79.4	80.7

(1)          Premium operating measures and statistics exclude the discontinuation of a large national broker arrangement.

Allstate brand homeowners premiums written totaled $1.17 billion in the first quarter of 2009, a decrease of 1.2% from $1.19 billion in the first quarter of 2008.  Contributing to the Allstate brand homeowners premiums written decrease in the first quarter of 2009 compared to the first quarter of 2008 were the following:

•                  decrease in PIF due to lower new issued applications and policies available to renew

•                  15.3% decrease in new issued applications  to 127 thousand in the first quarter of 2009 from 150 thousand in the first quarter of 2008

•                  decrease in average gross premium in the first quarter of 2009 compared to the first quarter of 2008, primarily due to a shift in geographic mix as our catastrophe management actions reduced premiums written in areas with generally higher average gross premiums and a state insurance department initiated rate reduction in California, partially offset by higher average renewal premiums related to increases in insured value and approved rate changes

•                  increase in the renewal ratio in the first quarter of 2009 compared to the first quarter of 2008

•                  decrease in the net cost of our catastrophe reinsurance program

Encompass brand homeowners premiums written totaled $97 million in the first quarter of 2009, a decrease of 14.2% from $113 million in the first quarter of 2008.  Contributing to the Encompass brand homeowners premiums written decrease in the first quarter of 2009 compared to the first quarter of 2008 were the following:

•                  decrease in PIF as of March 31, 2009 compared to March 31, 2008, primarily due to a lower available base

•                  the discontinuation of a large national broker arrangement; Encompass brand homeowners premiums written excluding the terminated national broker’s business decreased 8.5% to $97 million in the first quarter of 2009 from $106 million in the first quarter of 2008

•                  increase in average gross premium in the first quarter of 2009 compared to the first quarter of 2008 due to rate actions

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for homeowners during the three months ended March 31, 2009 and 2008, respectively, including rate changes approved based on our net cost of reinsurance.

	# of States		Countrywide (%) (1)		State Specific (%) (2)(3)
	2009	2008	2009	2008	2009	2008
Allstate brand	14	9	2.5	1.3	7.4	10.9
Encompass brand	18	9	1.6	0.6	6.7	7.5

(1)          Represents the impact in the states where rate changes were approved during the three months ended March 31, 2009 and 2008, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)          Represents the impact in the states where rate changes were approved during the three months ended March 31, 2009 and 2008, respectively, as a percentage of total prior year-end premiums written in those states.

(3)          Based on historical premiums written in those states, rate changes approved for homeowners totaled $160 million in the three months ended March 31, 2009 compared to $87 million in the three months ended March 31, 2008.

Underwriting results are shown in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Premiums written	$6,270	$6,514
Premiums earned	$6,583	$6,764
Claims and claims expense	(4,717)	(4,671)
Amortization of DAC	(949)	(1,011)
Other costs and expenses	(676)	(668)
Restructuring and related charges	(27)	1
Underwriting income	$214	$415
Catastrophe losses	$516	$568

Underwriting income by line of business
Standard auto (1)	$258	$479
Non-standard auto	19	30
Homeowners	(85)	(63)
Other personal lines (1)	22	(31)
Underwriting income	$214	$415

Underwriting income by brand
Allstate brand	$207	$393
Encompass brand	7	22
Underwriting income	$214	$415

(1)          During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

Allstate Protection experienced underwriting income of $214 million during the first quarter of 2009 compared to $415 million in the same period of 2008.  The decrease was primarily due to decreases in standard auto underwriting income and increases in homeowners underwriting loss.  Standard auto underwriting income decreased 46.1% to $258 million in the first quarter of 2009 from $479 million in the first quarter of 2008 primarily due to increases in auto claim frequency, fueled in part by weather-related claim trends, increases in claim severities and lower premiums earned.  Homeowners underwriting loss increased 34.9% to an underwriting loss of $85 million in the first quarter of 2009 from an underwriting loss of $63 million in the first quarter of 2008 primarily due to increases in homeowner gross claim frequency excluding catastrophes, fueled in part by weather-related claim trends and increases in claim severities, partially offset by lower catastrophes.

Catastrophe losses in the first quarter of 2009 were $516 million as detailed in the table below and include updates to the estimates of losses for Hurricanes Ike and Gustav among other events.  This compares to catastrophe losses in the first quarter of 2008 of $568 million.

We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event.  Catastrophes are caused by various natural events including high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes.  We are also exposed to man-made catastrophic events, such as certain acts of terrorism or industrial accidents.  The nature and level of catastrophes in any future period cannot be reliably predicted.

Catastrophe losses related to events that occurred by the size of the event are shown in the following table.

	Three months ended March 31, 2009
($ in millions)	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
$100 million to $250 million	2	14.3%	$251	48.6%	3.8	$126
$50 million to $100 million	3	21.4	190	36.8	2.9	63
Less than $50 million	9	64.3	135	26.2	2.0	15
Total	14	100.0%	$576	111.6	8.7	41
Prior year reserve reestimates			(60)	(11.6)	(0.9)
Total catastrophe losses			$516	100.0%	7.8

Catastrophe losses incurred by the type of event are shown in the following table.

	Three months ended March 31,
($ in millions)	2009	Number of events	2008	Number of events
Tornadoes	$119	1	$176	4
Wind/Hail	322	10	218	19
Other events	135	3	57	4
Prior year reserve reestimates	(60)		117
Total catastrophe losses	$516	14	$568	27

Combined ratio  Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table for the three months ended March 31.  These ratios are defined on page 36.

			Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserves reestimates on the combined ratio
	2009	2008	2009	2008	2009	2008
Allstate brand loss ratio:
Standard auto	68.8	65.5	1.6	1.4	(0.7)	—
Non-standard auto	68.4	65.1	0.8	0.7	(0.4)	1.4
Homeowners	82.7	80.2	27.5	29.7	(1.2)	4.8
Other personal lines	66.1	69.6	7.7	10.0	0.8	3.7

Total Allstate brand loss ratio	71.7	69.2	8.1	8.6	(0.7)	1.5
Allstate brand expense ratio	25.0	24.6
Allstate brand combined ratio	96.7	93.8

Encompass brand loss ratio:
Standard auto (1)	74.1	51.1	0.8	0.4	(2.4)	(21.1)
Non-standard auto	66.7	71.4	—	—	—	—
Homeowners	61.9	65.4	10.2	18.8	(12.7)	6.8
Other personal lines (1)	78.6	220.0	—	6.7	14.3	166.7

Total Encompass brand loss ratio	70.7	67.0	3.5	6.1	(4.2)	—
Encompass brand expense ratio	27.6	28.2
Encompass brand combined ratio	98.3	95.2

Allstate Protection loss ratio	71.6	69.1	7.8	8.4	(0.9)	1.4
Allstate Protection expense ratio	25.1	24.8
Allstate Protection combined ratio	96.7	93.9

(1)         During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

Standard auto loss ratio for the Allstate brand increased 3.3 points in the first quarter of 2009 compared to the first quarter of 2008 due to higher loss frequencies and claim severities.  Gross frequencies increased in the physical damage and bodily injury coverages driven in part by winter weather experienced in the eastern part of the U.S. in the first quarter of 2009 compared to the first quarter of 2008.  Physical damage frequency in the eastern part of the U.S. increased in the first quarter of 2009 while we continued to see a decline in the western states compared to the first quarter of 2008.  Average loss costs or claims severity increased consistent with relevant Consumer Price Index (“CPI”) indices for the bodily injury coverages and were a component of the loss ratio deterioration.  Physical damage coverage severity primarily increased with relevant CPI indices.  Favorable prior year reserve reestimates also partially offset the loss ratio increase.  Standard auto loss ratio for the Encompass brand increased 23.0 points in the first quarter of 2009 compared to the first quarter of 2008 primarily driven by lower favorable prior year reserve reestimates.

Non-standard auto loss ratio for the Allstate brand increased 3.3 points in the first quarter of 2009 compared to the first quarter of 2008 due to higher loss frequencies and claim severities.  Gross frequencies increased for both physical damage and casualty coverages in the first quarter of 2009 compared to the first quarter of 2008.  Average loss costs or claims severity increased consistent with relevant CPI indices for the bodily injury coverages and added to the loss ratio deterioration.  Physical damage coverage severity primarily increased with relevant CPI indices.

Homeowners loss ratio for the Allstate brand increased 2.5 points to 82.7 in the first quarter of 2009 from 80.2 in the first quarter of 2008 due to higher gross frequencies excluding catastrophes and severities, partially offset by lower catastrophe losses.  Gross frequencies excluding catastrophes increased compared to the first quarter of 2008, in part, due to an increase in freeze related claims, driven by winter weather in the first quarter of 2009. Theft claims also drove part of the increase in frequencies compared to the first quarter of 2008. Homeowner average loss costs excluding catastrophes (claims severity) increased compared to prior year, and contributed to the increase in the loss ratio.  Homeowners loss ratio for the Encompass brand decreased 3.5 points to 61.9 in the first quarter of 2009 from 65.4 in the first quarter of 2008 due to lower catastrophe losses.

Expense ratio for Allstate Protection increased 0.3 points in the first quarter of 2009 compared to the first quarter of 2008 primarily due to restructuring costs for the reorganization of the Small Business sales and support business model.  Excluding restructuring, the expense ratio decreased 0.1 point.  The impact of lower earned premium was offset by lower discretionary spend on marketing and technology projects.

The expense ratio for Encompass brand decreased 0.6 points in the first quarter of 2009 compared to the first quarter of 2008 primarily due to lower premium related expenses.

The impact of specific costs and expenses on the expense ratio for the three months ended March 31 are included in the following table.

	Allstate brand		Encompass brand		Allstate Protection
	2009	2008	2009	2008	2009	2008
Amortization of DAC	14.2	14.6	18.6	20.5	14.4	14.9
Other costs and expenses	10.4	10.0	8.4	8.0	10.3	9.9
Restructuring and related charges	0.4	—	0.6	(0.3)	0.4	—
Total expense ratio	25.0	24.6	27.6	28.2	25.1	24.8

Allstate Protection Reinsurance

Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide.  Our program provides reinsurance protection for catastrophes including storms named or numbered by the National Weather Service, fires following earthquakes, earthquakes and California wildfires. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business and to reduce variability of earnings, while providing protection to our customers.

As discussed below, our reinsurance program is comprised of agreements that provide coverage for the occurrence of certain qualifying catastrophes in specific states including New York, New Jersey, Connecticut, Rhode Island and Texas (“multi-peril”); additional coverage for hurricane catastrophe losses in states along the southern and eastern coasts (“South-East”); New York, New Jersey and Connecticut (“North-East”); and Texas (“Texas”); in California for fires following earthquakes (“California fires following earthquakes”); in Kentucky for earthquakes and fires following earthquakes (“Kentucky”); and in Pennsylvania for multiple perils (“Pennsylvania”).  Another reinsurance agreement provides coverage nationwide, excluding Florida, for the aggregate or sum of catastrophe losses in excess of an annual retention associated with storms named or numbered by the National Weather Service, fires following earthquakes and California wildfires (“aggregate excess”).

During the first quarter of 2009, we completed the renewal of our multi-peril, South-East, California fires following earthquakes, and aggregate excess and the acquisition of additional coverage for catastrophe losses in Pennsylvania.

The North-East agreement was placed in June 2007 and its risk period is effective June 15, 2007 to June 8, 2010.  While the South-East agreement is for one-year expiring May 31, 2010, the multi-peril and California fires following earthquakes agreements each comprise three contracts, with each of these contracts providing one-third of the total limits and expiring as of May 31, 2010, 2011 and 2012, respectively.  We have the right to cancel the two and three year contracts upon timely notice on the first or second anniversary dates.  The Texas agreement was placed in June 2008 and its risk period is effective June 18, 2008 to June 17, 2011.  The Kentucky and Pennsylvania agreements expire on May 31, 2011 and May 31, 2012, respectively, and have been placed as three year term contracts.  These contracts can be canceled on the first or second anniversary dates.  The aggregate excess agreement comprises three contracts: two contracts expiring on May 31, 2010 and one contract expiring on May 31, 2011.  We designed a layered approach to placing our reinsurance coverage to lessen the amount of reinsurance being placed in the market in any one year.

We also expect to place contracts for the state of Florida, once the Florida Hurricane Catastrophe Fund’s (“FHCF”) plans are known, and to have them effective for the hurricane season beginning on June 1, 2009.  The Florida component of the reinsurance program, which currently expires on May 31, 2009, is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state.

The multi-peril agreements have various retentions and limits commensurate with the amount of catastrophe risk, measured on an annual basis, in each covered state.  A description of these retentions and limits appears in the following table and chart.  The multi-peril agreement for Connecticut and Rhode Island provides that losses resulting from the same occurrence but taking place in both states may be combined to meet the agreement’s per occurrence retention and limit.

The North-East agreement provides coverage for Allstate Protection personal property and auto excess catastrophe losses in the states of New York, New Jersey and Connecticut for hurricane catastrophe losses.  This agreement was placed with a Cayman Island insurance company, Willow Re Ltd. (“Willow Re”), which completed an offering to unrelated investors for principal at risk, variable market rate notes (“note holders”) of $250 million to collateralize hurricane catastrophe losses covered by this agreement (“catastrophe bond”).  Willow Re purchased assets with this collateral which are currently in a reinsurance trust with Allstate Insurance Company as the beneficiary.  Amounts payable under the reinsurance agreement will be based on an index created by applying predetermined percentages representing our market share, to insured personal property and auto industry losses in the covered area as reported by Property Claim Services (“PCS”), a division of Insurance Services Offices, Inc., limited to our actual losses.  The retention and exhaustion point are annually reset based on updated industry and Allstate exposure data.  As of May 31, 2009, the limits on our North-East agreement are designed to replicate as close as possible 42% of $600 million of our catastrophe losses between $1.7 billion (retention) and $2.3 billion (exhaustion point) in the states of New York, New Jersey and Connecticut.  The North-East agreement provides that losses arising from the same occurrence but taking place in the three states may be combined to meet the agreement’s per occurrence retention and limit.  At the inception of this agreement, Willow Re entered into a total return swap with Lehman Brothers Special Financing, Inc. (“Lehman”) which guaranteed the value of the assets in the reinsurance trust and a rate of return to be paid to note holders.  Upon the failure of Lehman in the third quarter of 2008, the total return swap was settled and terminated without replacement.  While Allstate continues to make the required premium payments to Willow Re, the assets in the reinsurance trust have not generated sufficient interest to meet the quarterly bond interest payments due to note holders in January and April 2009, resulting in a default under the catastrophe bond.  The default does not create any obligations for Allstate and the reinsurance contract remains in place, although the value of the reinsurance provided by Willow Re depends upon the market value of the assets in the reinsurance trust.  These assets consist largely of illiquid mortgage-backed securities and money market funds with a current market value less than $250 million.

The Texas agreement provides coverage for Allstate Protection personal property excess catastrophe losses in Texas for hurricane catastrophe losses.  The agreement was placed with Willow Re, which completed an offering to unrelated investors for principal at risk, variable market rate notes of $250 million to collateralize hurricane catastrophe losses covered by this agreement.  Amounts payable under the reinsurance agreement will be based on an index created by applying predetermined percentages representing our market share to insured personal property industry losses in Texas as reported by PCS limited to our actual losses.  The retention and exhaustion point are annually reset, based on updated industry and Allstate exposure data.  As of May 31, 2009, the limits on our Texas agreement are designed to replicate as close as possible 100% of $250 million of our catastrophe losses between $1.0 billion (retention) and $1.3 billion (exhaustion point).  The Texas agreement placed with Willow Re is independent of the North-East agreement and is not impacted by the termination of the North-East agreement’s total return swap.

The Pennsylvania agreement provides coverage for Allstate Protection personal property excess catastrophe losses in the state of Pennsylvania for multiple perils.  This agreement is for $100 million of coverage in excess of $100 million, with Allstate retaining 5%.

The Florida reinsurance program that is expected to be effective June 1, 2009 will replace the current program.  Our current program comprises four separate agreements entered into by Allstate Floridian Insurance Company and its subsidiaries (“Allstate Floridian”) for personal property excess catastrophe losses in Florida, effective June 1,

2008 for one year.  These agreements coordinate coverage with the FHCF, including our elected participation in the optional temporary increase in coverage limit (“TICL”), (collectively “FHCF”).  We chose not to participate in the optional temporary emergency additional coverage option (“TEACO”) that is below the mandatory FHCF coverage.  The FHCF provides 90% reimbursement on qualifying Allstate Floridian property losses up to a maximum of $398 million in excess of an $80 million retention, including reimbursement of eligible loss adjustment expenses at 5%, for each of the two largest hurricanes and $27 million for all other hurricanes for the season beginning June 1, 2008.  The four agreements are listed and described below.

•                  FHCF Retention - provides coverage on $59 million of losses in excess of $40 million and is 100% placed, with one prepaid reinstatement of limit.

•                  FHCF Sliver - provides coverage on 10% co-participation of the FHCF payout, or $40 million and is 100% placed, with one prepaid reinstatement of limit.

•                  FHCF Back-up - provides coverage after the exhaustion of an amount equivalent to the anticipated FHCF reimbursement protection on $398 million of losses in excess of $80 million and is 90% placed.

•                  FHCF Excess - provides coverage on $99 million of losses in excess of the FHCF Retention, FHCF and the FHCF Back-up agreements and is 100% placed, with one prepaid reinstatement of limit.

The terms, retentions and limits for all of Allstate’s catastrophe management reinsurance agreements which will be in place as of June 1, 2009 are listed in the following table.

	Effective	% placed					Per occurrence
($ in millions)	date	Yr 1	Yr 2	Yr 3	Reinstatements	Retention	limit

Aggregate excess (1)	6/1/2008 and 6/1/2009	95	47.5	NA	None	$2,000	$2,000

Multi-peril (2):	6/1/2008 and 6/1/2009

- Connecticut/Rhode Island		80	53	27	2 limits each year for each contract, prepaid	200	200

- New Jersey		95	63	32	2 limits each year for each contract, prepaid	200	300

		80	53	27	2 limits each year for each contract, prepaid	500	200

- New York		80	53	27	2 limits each year for each contract, prepaid	750	1,000

- Texas		95	63	32	2 limits each year for each contract, prepaid	500	500

South-East (3)	6/1/2009	95	NA	NA	1 reinstatement, premium required	500	500

North-East(4)	6/15/2007	NA	NA	42	None	1,700	600

Texas(5)	6/18/08	NA	100	100	None	1,000	250

California fires following earthquakes (6)	6/1/2008 and 6/1/2009	95	63	32	2 limits each year for each contract, prepaid	750	750

Kentucky (7)	6/1/2008	NA	95	95	3 limits over 3 years, prepaid	10	40

Pennsylvania (8)	6/1/2009	95	95	95	3 limits over 3 years, prepaid	100	100

(1)         Aggregate Excess - This agreement comprises three contracts:  two contracts effective 6/1/2008 to 5/31/2010 with one year remaining on their two year term, and one contract effective 6/1/2009 to 5/31/2011.  It covers the aggregation of qualifying losses for storms named or numbered by the National Weather Service, fires following earthquakes and California wildfires, for Allstate Protection personal lines auto and property business countrywide, except for Florida, in excess of $2.0 billion in aggregated losses per contract year.  Our multi-peril, South-East, North-

East, Texas, California fires following earthquakes, Kentucky and Pennsylvania agreements are deemed in place, and losses recoverable under these agreements, if any, are excluded when determining coverage under this agreement.  The contracts expiring as of 5/31/2010 represent 47.5% of the placement or $950 million of the $2.0 billion limit.  The contract expiring 5/31/2011 represents the remaining 47.5% of the placement with Allstate retaining the option in 2010 to place up to the entire $2.0 billion limit of this contract.  For the year 6/1/09 to 5/31/10, Allstate retains 5% of the $2.0 billion reinsurance limit.

(2)         Multi-peril - Three contracts comprise each of the multi-peril agreements and expire 5/31/2010, 2011 and 2012, respectively.  These agreements cover Allstate Protection personal property excess catastrophe losses.  The preliminary retention and reinsurance premium are subject to redetermination for exposure changes at each anniversary.

(3)         South-East - This agreement is effective 6/1/2009 for 1 year and covers Allstate Protection personal property excess catastrophe losses for storms named or numbered by the National Weather Service.  This agreement covers personal property business in the states of Louisiana, Mississippi, Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland and Delaware and the District of Columbia.  The preliminary reinsurance premium is subject to redetermination for exposure changes.

(4)         North-East - This agreement is effective 6/15/2007 to 6/8/2010 and covers Allstate Protection personal property and auto excess catastrophe losses for hurricanes.  As of May 31, 2009, this agreement covers 42% of $600 million of our catastrophe losses between $1.7 billion (retention) and $2.3 billion (exhaustion point) in the states of New York, New Jersey and Connecticut. Qualifying losses under this agreement are also eligible to be ceded under the New York, New Jersey and Connecticut and Rhode Island multi-peril agreements.  The retention and exhaustion point are reset annually, based on updated industry and Allstate exposure data.

(5)         Texas - This agreement is effective 6/18/2008 to 6/17/2011 and covers Allstate Protection personal property excess catastrophe losses for hurricanes.  As of May 31, 2009, this agreement provides coverage for 100% of $250 million of our catastrophe losses between $1.0 billion (retention) and $1.3 billion (exhaustion point).  Qualifying losses under this agreement are also eligible to be ceded under the Texas multi-peril agreement.  The retention and exhaustion point are reset annually based on updated industry and Allstate exposure data.

(6)         California Fires Following Earthquakes — This agreement has one year, two year and three year contracts expiring 5/31/2010, 2011 and 2012, respectively.  This agreement covers Allstate Protection personal property excess catastrophe losses in California for fires following earthquakes.  The preliminary retention and reinsurance premium are subject to redetermination for exposure changes at each anniversary.

(7)         Kentucky - This agreement is effective 6/1/2008 for three years and covers Allstate Protection personal property excess catastrophe losses for earthquakes and fires following earthquakes.  This agreement provides three limits over three years subject to two limits being available in any one contract year.

(8)         Pennsylvania - This agreement is effective 6/1/2009 for three years and covers Allstate Protection personal property excess catastrophe losses for property catastrophe losses.  This agreement provides three limits over three years subject to two limits being available in any one contract year.

Allstate Floridian (expiring May 31, 2009)

($ in millions)	Effective date	% placed	Reinstatement	Retention	Per occurrence limit
FHCF Retention (1)	6/1/2008	100	2 limits over 1-year term, prepaid	$40	$59

FHCF (2)	6/1/2008	90	Annual remeasurements with a first and second season coverage provision	$80 for the 2 largest storms, $27 for all other storms	$398

FHCF Sliver (3)	6/1/2008	100	2 limits over 1-year term, prepaid	$80	10% co-participation of the FHCF recoveries estimated at $398, up to a limit of $40

FHCF Back-up (4)	6/1/2008	90	1 limit over 1-year term	Back-up for FHCF	$398

FHCF Excess (5)	6/1/2008	100	2 limits over 1-year term, prepaid	In excess of the FHCF and FHCF Back-up agreements	$99

(1)         FHCF Retention - provides coverage beginning 6/1/2008 for 1 year covering personal property excess catastrophe losses on policies written by Allstate Floridian.  The preliminary reinsurance premium is subject to redetermination for exposure changes.

(2)         FHCF - provides 90% reimbursement on qualifying personal property losses up to an estimated maximum per hurricane season.  Estimated limits and retentions are calculated for Allstate Floridian Insurance Company and each of its subsidiaries independently, and are subject to annual remeasurements based on 6/30 exposure data.  “Provisional retentions” are initial estimates subject to adjustment upward or downward to the actual retention which is determined based on the submitted exposures of all FHCF participants.  As of 1/16/2009, the limits provided are $272 million for Allstate Floridian Insurance Company, $68 million for Allstate Floridian Indemnity Company, $43 million for Encompass Floridian Insurance Company, and $15 million for Encompass Floridian Indemnity Company for a total of $398 million.  Provisional retentions for each of the Floridian companies are $55 million for Allstate Floridian Insurance Company, $14 million for Allstate Floridian Indemnity Company, $8 million for Encompass Floridian Insurance Company, and $3 million for Encompass Floridian Indemnity Company for a total of $80 million.

(3)         FHCF Sliver - provides coverage beginning 6/1/2008 for 1 year covering primarily excess catastrophe losses not reimbursed by the FHCF.  The provisional retention is $80 and is subject to adjustment upward or downward to an actual retention that will equal the FHCF retention as respects business covered by this contract.  The preliminary reinsurance premium is subject to redetermination for exposure changes.  Estimated limits and retentions are calculated for Allstate Floridian Insurance Company and each of its subsidiaries independently.  As of 1/16/2009, the limits provided are $27 million for Allstate Floridian Insurance Company, $7 million for Allstate Floridian Indemnity Company, $4 million for Encompass Floridian Insurance Company, and $2 million for Encompass Floridian Indemnity Company for a total of $40 million.  Retentions for each of the Floridian companies are $55 million for Allstate Floridian Insurance Company, $14 million for Allstate Floridian Indemnity Company, $8 million for Encompass Floridian Insurance Company, and $3 million for Encompass Floridian Indemnity Company for a total of $80 million.

(4)         FHCF Back-up - provides coverage beginning 6/1/2008 for 1 year covering personal property excess catastrophe losses and is contiguous to the FHCF payout.  As the FHCF capacity is paid out, the retention on this agreement automatically adjusts to mirror the amount of the payout.  The preliminary reinsurance premium is subject to redetermination for exposure changes. Estimated limits and retentions are calculated for Allstate Floridian Insurance Company and each of its subsidiaries independently.  As of 1/16/2009, the limits provided are $272 million for Allstate Floridian Insurance Company, $68 million for Allstate Floridian Indemnity Company, $43 million for Encompass Floridian Insurance Company, and $15 million for Encompass Floridian Indemnity Company for a total of $398 million.  Retentions for each of the Floridian companies are $55 million for Allstate Floridian Insurance Company, $14 million for Allstate Floridian Indemnity Company, $8 million for Encompass Floridian Insurance Company, and $3 million for Encompass Floridian Indemnity Company for a total of $80 million.

(5)         FHCF Excess - provides coverage beginning 6/1/2008 for 1 year covering excess catastrophe losses.  The retention on this agreement is designed to attach above and contiguous to the FHCF and FHCF Back-up. As the FHCF and the FHCF Back-up are paid out, the retention automatically adjusts to mirror the amount of the payout.  The preliminary reinsurance premium is subject to redetermination for exposure changes. The estimated limit is calculated for Allstate Floridian Insurance Company on a consolidated basis.  Estimated retentions are calculated for Allstate Floridian Insurance Company and each of its subsidiaries independently.  As of 1/16/2009, retentions are $55 million for Allstate Floridian Insurance Company, $14 million for Allstate Floridian Indemnity Company, $8 million for Encompass Floridian Insurance Company, and $3 million for Encompass Floridian Indemnity Company for a total of $80 million.

Highlights of certain other contract terms and conditions for all of Allstate’s catastrophe management reinsurance agreements effective June 1, 2009 are listed in the following table.

	Aggregate excess	Multi-peril, California fires following earthquakes, Kentucky and Pennsylvania	South-East	North-East	Texas	Allstate Floridian (1)

Business reinsured	Personal lines Property and Auto business	Personal lines Property business	Personal lines Property business	Personal lines Property and Auto business	Personal lines Property business	Personal lines Property business

Location (s)	Nationwide, except Florida	Each specific state Multi-peril states include New York, New Jersey, Texas, Connecticut, and Rhode Island	9 states and Washington, D.C.	New York, New Jersey and Connecticut	Texas	Florida

Covered losses	3 specific perils in each contract — storms named or numbered by the National Weather Service, fires following earthquakes, and California wildfires.

Multi-peril: Hurricanes and earthquakes

California fires following earthquakes: Fires following earthquakes

Kentucky: Earthquakes and fires following earthquakes

Pennsylvania: Hurricanes and earthquakes

			Storms named or numbered by the National Weather Service	Hurricanes	Hurricanes	Multi-peril — including hurricanes and earthquakes

Pertinent exclusions	Assessment exposure to California Earthquake Authority, Terrorism, Commercial	Automobile, Terrorism, Commercial	Automobile, Terrorism, Commercial	Terrorism, Commercial	Assessment exposure to the Texas Windstorm Insurance Association, Automobile, Terrorism, Commercial	Automobile, Terrorism, Commercial, Policies reinsured under 100% quota share agreements with Royal Palm Insurance Company and Universal Insurance Company of North America

Loss occurrence

Sum of all qualifying losses and sum of all qualifying occurrences (Aggregate)

Losses over 96 hours from a named or numbered storm

Losses over 168 hours for California wildfires

Losses over 168 hours within a 336 hour period for fires following an earthquake

Multi-peril: Sum of all qualifying earthquakes, fires following earthquakes and wildfire losses for a specific occurrence over 168 hours. Windstorm related occurrences over 96 hours. Riot related occurrences over 72 hours.

California fires following earthquakes: occurrences over 168 hours.

Kentucky: earthquakes and fires following earthquakes occurrences over 168 hours within a 336 hour period.

Pennsylvania: Sum of all qualifying earthquakes, fires following earthquakes and wildfire losses for a specific occurrence over 168 hours. Windstorm related occurrences over 96 hours. Riot related occurrences over 72 hours.

			Sum of all qualifying losses from named or numbered storms by the National Weather Service over 96 hours	Hurricane event — our market share of PCS’ estimated modified industry catastrophe losses	Hurricane event — our market share of PCS’ estimated modified industry catastrophe losses	Sum of all qualifying losses for specific occurrences over 168 hours Windstorm related occurrences over 96 hours Riot related occurrences over 72 hours

Loss adjustment expenses included within ultimate net loss	12.5% of qualifying losses	12.5% of qualifying losses	12.5% of qualifying losses	12.5% of qualifying losses	12.5% of qualifying losses	12.5% of qualifying losses

(1)         Allstate Floridian information relates to the FHCF Retention, FHCF, FHCF Sliver, FHCF Back-up and FHCF Excess agreements.  These agreements expire May 31, 2009.

The reinsurance agreements have been placed in the global reinsurance market, with all limits on our current Florida program and the majority of limits on our other programs placed with reinsurers who currently have an A.M. Best insurance financial strength rating of A or better.  The remaining limits are placed with reinsurers who currently have an A.M. Best insurance financial strength rating no lower than A-, with two exceptions.  Of the two exceptions, one reinsurer has a Standard & Poor’s (“S&P”) rating of AA and we have collateral for the North-East and Texas contracts with Willow Re, the other reinsurer, which is not rated for financial strength by either rating agency.

We estimate that the total annualized cost of all catastrophe reinsurance programs for the year beginning June 1, 2009 will be within 10% of our expiring annualized reinsurance contract premiums for 2008 of $613 million.  The Florida reinsurance costs are still under evaluation, however, and may change significantly.  The largest variable is whether Allstate Floridian purchases TICL, which is reimbursement coverage offered by the FHCF at a cost below what reinsurers would charge for similar coverage, or alternatively purchases reinsurance in the global reinsurance market.  Because of illiquidity in the capital markets and the FHCF’s reliance on post event bond issuances to reimburse covered losses, public officials have acknowledged that the FHCF may not be able to immediately reimburse all covered losses under the program.  Allstate Floridian is evaluating its options to address this issue.  The cost of replacing TICL could result in higher reinsurance costs than estimated.  The total cost of our reinsurance programs during 2008 was $227 million in the first quarter, $223 million in the second quarter, $164 million in the third quarter and $136 million in the fourth quarter of 2008.  The total cost of our reinsurance programs during the first quarter of 2009 was $158 million.  We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

Reserve reestimates

The table below shows net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2009 and 2008, and the effect of reestimates in each year.

	January 1 Reserves
($ in millions)	2009	2008
Auto	$10,220	$10,175
Homeowners	2,824	2,279
Other personal lines	2,207	2,131
Allstate Protection	$15,251	$14,585

Allstate brand	$14,118	$13,456
Encompass brand	1,133	1,129
Allstate Protection	$15,251	$14,585

	Three months ended March 31,
	2009		2008
($ in millions, except ratios)	Reserve reestimates (1)(2)	Effect on combined ratio (2)	Reserve reestimates (1)(2)	Effect on combined ratio (2)
Auto (3)	$(35)	(0.5)	$(54)	(0.8)
Homeowners	(32)	(0.5)	78	1.1
Other personal lines (3)	9	0.1	72	1.1
Total Allstate Protection (4)	$(58)	(0.9)	$96	1.4

Allstate brand	$(41)	(0.6)	$96	1.4
Encompass brand	(17)	(0.3)	—	—
Total Allstate Protection (4)	$(58)	(0.9)	$96	1.4

(1)	Favorable reserve reestimates are shown in parenthesis.

(2)

Discontinued Lines and Coverages segment reserve reestimates in the three months ended March 31, 2009 totaled $3 million unfavorable compared to $5 million unfavorable in the three months ended March 31, 2008. The effect on the combined ratio totaled 0.1 in the three months ended March 31, 2009 compared to 0.1 in the three months ended March 31, 2008.

(3)

During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

(4)	Reserve reestimates included in catastrophe losses totaled $60 million favorable in the three months ended March 31, 2009 compared to $117 million unfavorable in the three months ended March 31, 2008.

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

Summarized underwriting results are presented in the following table.

	Three months ended March 31,
($ in millions)	2009	2008

Premiums written	$(1)	$—

Premiums earned	$(1)	$—
Claims and claims expense	(3)	(5)
Operating costs and expenses	(2)	(2)
Underwriting loss	$(6)	$(7)

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income decreased 26.8% or $126 million to $344 million in the first quarter of 2009 compared to $470 million in the first quarter of 2008.  The decrease was due to lower average asset balances reflecting dividends paid by Allstate Insurance Company (“AIC”) to its parent, The Allstate Corporation (the “Corporation”), and capital contributions to Allstate Life Insurance Company (“ALIC”) and reduced portfolio yields.

Net realized capital gains and losses, after-tax are presented in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Sales (1)	$50	$143
Impairment write-downs (2)	(256)	(175)
Change in intent write-downs (1) (3)	(72)	(19)
Valuation of derivative instruments	20	(123)
Settlements of derivative instruments	6	(20)
EMA LP income (4)	(62)	—
Realized capital gains and losses, pre-tax	(314)	(194)
Income tax (expense) benefit (5)	(2)	69
Realized capital gains and losses, after-tax	$(316)	$(125)

(1)	To conform to the current period presentation, certain amounts in the prior period have been reclassified.

(2)	Impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

(3)	Change in intent write-downs reflect instances where we cannot assert a positive intent to hold until recovery.

(4)

Beginning in the fourth quarter of 2008, income from limited partnerships accounted for under the equity method of accounting (“EMA LP”) is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

(5)

Income tax expense for the first quarter of 2009 includes expense of $112 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses. For a further discussion of changes in this valuation allowance, see the Deferred Taxes section of the MD&A.

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•                  Net loss was $327 million in the first quarter of 2009 compared to $111 million for the same period of 2008.

•                  During the first quarter of 2009, a charge totaling $322 million pre-tax ($209 million after-tax) was recorded for accelerated amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducement costs (“DSI”) related to our annual comprehensive review of the DAC and DSI balances and assumptions for our interest-sensitive life, annuities and other investment contracts.  This compares to DAC and DSI amortization deceleration (credit to income) of $25 million in the first quarter of 2008.

•                  Net realized capital losses totaled $43 million in the first quarter of 2009 compared to $432 million in the first quarter of 2008.

•                  Income tax expense for the first quarter of 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

•                  Investments as of March 31, 2009 decreased 3.1% to $59.58 billion from $61.50 billion as of December 31, 2008 and net investment income decreased 19.3% to $819 million in the first quarter of 2009 from $1.02 billion in the same period of 2008.

•                  Contractholder fund deposits for the first quarter of 2009 reflected deposits on individual products of $1.40 billion and no deposits on institutional products compared to deposits on individual and institutional products of $1.26 billion and $1.66 billion, respectively, for the same period of 2008.

•                  Recognized restructuring charges of $18 million in the first quarter of 2009 in connection with our initiative to lower operating expenses, with targeted annual savings of $90 million beginning in 2011.

ALLSTATE FINANCIAL SEGMENT

Summarized financial data is presented in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Revenues
Life and annuity premiums and contract charges	$484	$452
Net investment income	819	1,015
Realized capital gains and losses	(43)	(432)
Total revenues	1,260	1,035

Costs and expenses
Life and annuity contract benefits	(387)	(397)
Interest credited to contractholder funds	(579)	(624)
Amortization of DAC	(448)	(64)
Operating costs and expenses	(121)	(118)
Restructuring and related charges	(18)	—
Total costs and expenses	(1,553)	(1,203)

Gain (loss) on disposition of operations	3	(9)
Income tax (expense) benefit	(37)	66
Net loss	$(327)	$(111)

Investments at March 31	$59,576	$73,023

Net loss in the first quarter of 2009 of $327 million compared to $111 million in the same period of 2008.  The increase in the net loss of $216 million was primarily the result of DAC and DSI amortization acceleration for changes in assumptions, lower investment spread and an increase in the valuation allowance relating to the deferred tax asset on capital losses, partially offset by lower realized capital losses.

Analysis of Revenues Total revenues increased 21.7% or $225 million in the first quarter of 2009 compared to the same period of 2008 due to lower net realized capital losses and higher premiums and contract charges, partially offset by lower net investment income.

Life and annuity premiums and contract charges   Premiums represent revenues generated from traditional life insurance, immediate annuities with life contingencies, and accident, health and other insurance products that have significant mortality or morbidity risk.  Contract charges are revenues generated from interest-sensitive and variable life insurance and fixed annuities for which deposits are classified as contractholder funds or separate account liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.  As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues.

The following table summarizes life and annuity premiums and contract charges by product.

	Three months ended March 31,
($ in millions)	2009	2008
Premiums
Traditional life insurance (1)	$100	$95
Immediate annuities with life contingencies	34	30
Accident, health and other	112	103
Total premiums	246	228

Contract charges
Interest-sensitive life insurance (1)	226	211
Fixed annuities	12	13
Total contract charges (2)	238	224

Life and annuity premiums and contract charges	$484	$452

(1)         To conform to the current period presentation, certain amounts in the prior period have been reclassified.

(2)         Total contract charges for the first quarter of 2009 and 2008 include contract charges related to the cost of insurance totaling $152 million and $142 million, respectively.

Total premiums increased 7.9% in the first quarter of 2009 compared to the same period of 2008 due to higher sales of accident and health insurance, traditional life insurance, and immediate annuities with life contingencies.  The increased sales of accident and heath insurance primarily reflect higher sales through the Allstate Workplace Division.

Total contract charges increased 6.3% in the first quarter of 2009 compared to the same period of 2008 due primarily to higher contract charges on interest-sensitive life insurance products resulting from increased contract charge rates and, to a lesser extent, growth of policies in force.

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

	Three months ended March 31,
($ in millions)	2009	2008
Contractholder funds, beginning balance	$58,413	$61,975

Deposits
Fixed annuities	635	686
Institutional products (funding agreements)	—	1,660
Interest-sensitive life insurance	342	360
Bank and other deposits	427	211
Total deposits	1,404	2,917

Interest credited	531	626

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(1,951)	(1,887)
Benefits	(450)	(463)
Surrenders and partial withdrawals	(1,213)	(1,187)
Contract charges	(221)	(209)
Net transfers from separate accounts	4	5
Fair value hedge adjustments for institutional products	(48)	66
Other adjustments (1)	152	(116)
Total maturities, benefits, withdrawals and other adjustments	(3,727)	(3,791)
Contractholder funds, ending balance	$56,621	$61,727

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

Contractholder funds decreased 3.1% and 0.4% in the first quarter of 2009 and 2008, respectively.  Average contractholder funds decreased 7.0% in the first quarter of 2009 compared to the same period of 2008.

Contractholder deposits decreased 51.9% in the first quarter of 2009 compared to the same period of 2008 due to the absence of issuances of institutional products in the first quarter of 2009 compared to $1.66 billion in the first quarter of 2008, partially offset by higher deposits on Allstate Bank products.  Sales of our institutional products vary from period to period based on management’s assessment of market conditions, investor demand and operational priorities such as our current focus on reducing our concentration in spread based products.  Deposits on fixed annuities decreased 7.4% in the first quarter of 2009 compared to the same period of 2008 due to pricing actions relating to our efforts to improve returns on new business and reduce our concentration in spread based products as well as highly competitive market conditions.  Deposits on Allstate Bank products increased 102.4% due to higher deposits in savings accounts resulting primarily from temporary promotional crediting rates offered to attract new customers.

Maturities and retirements of institutional products increased 3.4% or $64 million to $1.95 billion in the first quarter of 2009 from $1.89 billion the same period in the prior year.  During the first quarter of 2009 and 2008, we retired $1.36 billion and $1.25 billion, respectively, of extendible institutional market obligations for which investors had elected to non-extend their maturity date.  All of our outstanding extendible institutional market contracts, which totaled $89 million as of March 31, 2009, have non-extended and become due by July 31, 2009.

We have accumulated, and expect to maintain, short-term and other maturing investments to fund the retirement of these obligations.

Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products increased 2.2% to $1.21 billion in the first quarter of 2009 from $1.19 billion in the same period of 2008 due to higher surrenders and partial withdrawals on Allstate Bank products partially offset by lower surrenders and partial withdrawals on fixed annuities.  Surrenders and partial withdrawals on deferred fixed annuities decreased 8.0% to $806 million in the first quarter of 2009 from $876 million in the first quarter of 2008.  The annualized surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products (including maturities of certificates of deposit), based on the beginning of period contractholder funds, was 11.1% in the first quarter of 2009 compared to 10.9% in the first quarter of 2008.  The annualized surrender and partial withdrawal rate on deferred fixed annuities, based on the beginning of period contractholder funds, was 9.8% in the first quarter of 2009 compared to 10.6% in the first quarter of 2008.

Net investment income decreased 19.3% or $196 million to $819 million in the first quarter of 2009 compared to $1.02 billion in the same period of 2008.  This decline was primarily due to lower investment yields on floating rate securities, increased short-term investment balances reflecting liquidity management activities, lower investment balances and lower income from limited partnership interests.

Net realized capital gains and losses are reflected in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Sales (1)	$359	$(42)
Impairment write-downs (2)	(357)	(209)
Change in intent write-downs (1) (3)	(33)	(24)
Valuation of derivative instruments	83	(202)
Settlements of derivative instruments	(18)	45
EMA LP income (4)	(77)	—
Realized capital gains and losses, pre-tax	(43)	(432)
Income tax (expense) benefit (5)	(127)	151
Realized capital gains and losses, after-tax	$(170)	$(281)

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

(5)         Income tax expense for the first quarter of 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses. For further discussion of changes in this valuation allowance see the Deferred Taxes section of the MD&A.

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of Costs and Expenses   Total costs and expenses increased 29.1% or $350 million in the first quarter of 2009 compared to the same period of 2008 due to higher amortization of DAC and restructuring and related charges, partially offset by lower interest credited to contractholder funds and contract benefits.

Life and annuity contract benefits decreased 2.5% or $10 million in the first quarter of 2009 compared to the same period of 2008 due to improved mortality experience on annuities and life insurance products.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $139 million and $138 million in the first quarter of 2009 and 2008, respectively.  The benefit spread by product group is disclosed in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Life insurance	$152	$129
Annuities	(2)	(18)
Total benefit spread	$150	$111

Benefit spread increased 35.1% in the first quarter of 2009 compared to the same period of 2008 due primarily to improved mortality experience on annuities and life insurance products, growth in accident and health insurance business in force due to sales through the Allstate Workplace Division, and increased contract charges on interest-sensitive life insurance contracts for the cost of insurance.

Interest credited to contractholder funds decreased 7.2% or $45 million in the first quarter of 2009 compared to the same period of 2008 due primarily to a decline in average contractholder funds, partially offset by the acceleration of amortization of DSI due to changes in assumptions.  The acceleration of amortization of DSI due to changes in assumptions increased interest credited to contractholder funds by $38 million in the first quarter of 2009 compared to amortization deceleration which decreased interest credited to contractholder funds by $1 million in the first quarter of 2008.

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

The investment spread by product group is shown in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Annuities	$17	$115
Life insurance	8	19
Institutional products	17	27
Bank	6	5
Net investment income on investments supporting capital	53	87
Total investment spread	$101	$253

Investment spread declined 60.1% in the first quarter of 2009 compared to the same period of 2008 due primarily to a decrease in investment spread on annuities resulting from lower net investment income, reduced business in force and the acceleration of amortization of DSI due to changes in assumptions, partially offset by lower interest crediting rates.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2009	2008	2009	2008	2009	2008
Interest-sensitive life insurance	5.4%	6.2%	4.7%	4.6%	0.7%	1.6%
Deferred fixed annuities	5.0	5.6	3.7	3.7	1.3	1.9
Immediate fixed annuities with and without life contingencies	6.3	6.9	6.4	6.5	(0.1)	0.4
Institutional products	3.3	5.2	2.1	4.1	1.2	1.1
Investments supporting capital, traditional life and other products	4.1	6.0	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

	March 31,
($ in millions)	2009	2008
Immediate fixed annuities with life contingencies	$8,368	$8,309
Other life contingent contracts and other	4,301	4,905
Reserve for life-contingent contract benefits	$12,669	$13,214

Interest-sensitive life insurance	$10,015	$9,653
Deferred fixed annuities	33,554	33,871
Immediate fixed annuities without life contingencies	3,884	3,881
Institutional products	7,078	12,884
Allstate Bank	1,097	862
Market value adjustments related to fair value hedges and other	993	576
Contractholder funds	$56,621	$61,727

Amortization of DAC increased $384 million in the first quarter of 2009 compared to the same period of 2008.  The increase in the first quarter of 2009 was primarily attributable to amortization acceleration for changes in assumptions for our annuities and other investment contracts and an unfavorable change in (amortization) accretion relating to realized capital gains and losses.  The components of amortization of DAC are summarized in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(144)	$(143)
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”)	(277)	25
(Amortization) accretion relating to realized capital gains and losses (1)	(27)	54
Total amortization of DAC	$(448)	$(64)

(1)         The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

During the first quarter of 2009, we completed our annual comprehensive review of the profitability of investment products to determine DAC balances for our interest-sensitive life, annuities and other investment contracts.  The review covered assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  This review resulted in an acceleration of DAC amortization (charge to income) of $277 million pre-tax.  $289 million related to fixed annuities, including $210 million attributable to market value adjusted annuities, and $18 million related to variable life insurance.   Partially offsetting these amounts was amortization deceleration (credit to income) for interest-sensitive life insurance of $30 million.  The principal assumption impacting estimated future gross profits and the related DAC amortization was an increase in the level of expected realized capital losses in 2009 and 2010.  This resulted in the majority of the market value adjusted annuity DAC balance being reduced to zero since the product is estimated to have no gross profits.  Market value adjusted annuity DAC will not be recapitalized while there are no estimated gross profits.  Reduced estimated future gross profits for traditional fixed annuities and variable life insurance resulted in accelerated DAC amortization.  For our interest-sensitive life insurance products, the amortization deceleration was due to higher estimated future gross profits due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses.

In the first quarter of 2008, our annual comprehensive review of the profitability of investment products resulted in the deceleration of DAC amortization (credit to income) for changes in assumptions of $25 million, including $17 million related to fixed annuities and $8 million related to interest-sensitive and variable life insurance.  The first quarter 2008 net amortization deceleration of $17 million on fixed annuities was due primarily to higher than expected investment spreads partially offset by increased expenses.  The first quarter 2008 net amortization deceleration of $8 million on interest-sensitive and variable life insurance products was due to higher than expected benefit spreads partially offset by increased expenses.

The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin.

	Three months ended March 31,
($ in millions)	2009	2008
Investment margin	$(399)	$49
Benefit margin	129	35
Expense margin	(7)	(59)
Net (acceleration) deceleration	$(277)	$25

Operating costs and expenses increased 2.5% in first quarter of 2009 compared to the same period of 2008.  The following table summarizes operating costs and expenses.

	Three months ended March 31,
($ in millions)	2009	2008
Non-deferrable acquisition costs	$40	$39
Other operating costs and expenses	81	79
Total operating costs and expenses	$121	$118

Restructuring and related charges	$18	$—

Other operating costs and expenses increased $2 million in the first quarter of 2009 compared to the same period of 2008 due primarily to the absence in the current year period of a servicing fee paid by Prudential Financial Inc. for our servicing of variable annuity business that we reinsured to them during a transition period that ended in the second quarter of 2008, partially offset by lower spending on growth initiatives.

During the first quarter of 2009, restructuring and related charges of $18 million were recorded in connection with our previously announced plan to improve efficiency and narrow our focus of product offerings.  In accordance with this plan, among other actions, we continue to anticipate the reduction of approximately 1,000 workforce positions through a combination of attrition and position elimination in 2009 and 2010.  This reduction reflects approximately 30% of Allstate Financial’s work force at the time the plan was initiated.  As of April 30, 2009, 320 workforce positions have been involuntarily terminated pursuant to our restructuring plan.  These reductions in workforce positions combined with other actions completed as of April 30, 2009 reflect approximately 55% of our targeted savings.

Income tax expense of $37 million was recognized for the first quarter of 2009 compared to an income tax benefit of $66 million in the same period of 2008.  Income tax expense for the first quarter of 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.  For further discussion of changes in this valuation allowance see the Deferred Taxes section of the MD&A.

INVESTMENT HIGHLIGHTS

•                 Investments as of March 31, 2009 totaled $93.87 billion, a decrease of 2.2% from $96.00 billion as of December 31, 2008.

•                 Net investment income was $1.18 billion in the first quarter of 2009, a decrease of 22.9% from $1.53 billion in the first quarter of 2008.

•                 Net realized capital losses were $359 million in the first quarter of 2009 compared to net realized capital losses of $655 million in the first quarter of 2008.

•                 Unrealized net capital losses totaled $9.40 billion as of March 31, 2009, compared to unrealized net capital losses of $8.81 billion as of December 31, 2008.

•                 During the first quarter of 2009, our fixed income portfolio continued to generate significant cash flows totaling $2.07 billion which is available to take advantage of market opportunities and manage liabilities.

INVESTMENTS

We continue to make progress on strategic risk mitigation efforts toward reducing interest rate risk, equity risk and overall exposure to commercial real estate.

•                  Overall fixed income portfolio duration was reduced by approximately 10% (.5 years).  Interest rate risk protection remains in place and has been modified to further reduce our exposure by approximately 28% in the event of an upward spike in risk-free interest rates.

•                  Commercial real estate exposure was reduced by $1.03 billion through targeted dispositions and principal repayments from borrowers.

•                  The equity macro hedge program generated gains of $44 million and helped to offset a portion of the decline in the value of the equity portfolio reflected in other comprehensive income.

•                  The combined credit and interest rate components of the macro hedge program gained an additional $17 million and helped to offset a portion of the decline in fixed income valuations reflected in other comprehensive income resulting from increased risk-free interest rates and spread widening in certain sectors.

The composition of the investment portfolios at March 31, 2009 is presented in the table below.

	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
($ in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$25,979	84.0%	$41,768	70.1%	$691	20.5%	$68,438	72.9%
Equity securities (2)	2,349	7.6	61	0.1	—	—	2,410	2.6
Mortgage loans	103	0.3	9,607	16.1	—	—	9,710	10.3
Limited partnership interests (3)	1,384	4.5	1,060	1.8	38	1.1	2,482	2.6
Short-term (4)	818	2.6	4,674	7.9	2,633	78.3	8,125	8.7
Other	300	1.0	2,406	4.0	2	0.1	2,708	2.9
Total	$30,933	100.0%	$59,576	100.0%	$3,364	100.0%	$93,873	100.0%

(1)

Fixed income securities are carried at fair value. Amortized cost basis for these securities was $27.35 billion, $49.33 billion and $647 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $2.87 billion and $78 million for Property-Liability and Allstate Financial, respectively.

(3)

We have commitments to invest in additional limited partnership interests totaling $729 million, $992 million and $1 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(4)

Short-term investments are carried at fair value. Amortized cost basis for these investments was $818 million, $4.67 billion and $2.63 billion for Property-Liability, Allstate Financial and Corporate and Other.

(5)	Balances reflect the elimination of related party investments between Property-Liability and Allstate Financial and Allstate Financial and Corporate and Other.

Total investments decreased to $93.87 billion at March 31, 2009, from $96.00 billion at December 31, 2008, due primarily to net reductions in contractholder obligations of $1.79 billion and a $590 million increase in unrealized net capital losses.

The Property-Liability investment portfolio increased to $30.93 billion at March 31, 2009, from $30.84 billion at December 31, 2008, primarily due to reductions in unrealized losses on municipal bonds.

The Allstate Financial investment portfolio decreased to $59.58 billion at March 31, 2009, from $61.50 billion at December 31, 2008, due primarily to net reductions in contractholder funds of $1.79 billion primarily from maturities and retirements of institutional products and an increase in unrealized net capital losses of $757 million.

The Corporate and Other investment portfolio decreased to $3.36 billion at March 31, 2009, from $3.66 billion at December 31, 2008, primarily due to dividends paid to shareholders and a capital contribution to ALIC.

Total investments at amortized cost related to collateral received in connection with securities lending business activities and collateral posted by counterparties related to derivative transactions decreased to $273 million at March 31, 2009, from $340 million at December 31, 2008.  These investments are included as a component of short-term investments.

Fixed income securities are listed in the table below.

($ in millions)	Fair value at March 31, 2009	Percent to total investments	Fair value at December 31, 2008	Percent to total investments
U.S. government and agencies	$3,979	4.2%	$4,234	4.4%
Municipal	22,097	23.6	21,848	22.8
Corporate	28,309	30.2	27,627	28.8
Foreign government	2,475	2.6	2,675	2.8
Mortgage-backed securities (“MBS”)	4,635	4.9	4,492	4.7
Commercial mortgage-backed securities (“CMBS”)	3,661	3.9	3,846	4.0
Asset-backed securities (“ABS”)	3,259	3.5	3,860	4.0
Redeemable preferred stock	23	—	26	—
Total fixed income securities	$68,438	72.9%	$68,608	71.5%

At March 31, 2009, 94.1% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

Municipal Bonds are summarized in the table below by Moody’s equivalent rating as of March 31, 2009.

	Tax exempt-municipals
($ in millions)	Par value	Amortized cost	Fair value	Unrealized gain/(loss)	Fair value as a percent of amortized cost
Non - zero-coupon:
Rating
Aaa	$1,370	$1,368	$1,456	$88	106.4%
Aa	6,012	6,046	6,098	52	100.9
A	4,791	4,790	4,696	(94)	98.0
Baa	3,651	3,608	3,353	(255)	92.9
Ba or lower	1,010	962	747	(215)	77.7
Sub-total	16,834	16,774	16,350	(424)	97.5

Zero-coupon:
Rating
Aaa	831	282	300	18	106.4
Aa	615	327	343	16	104.9
A	604	245	252	7	102.9
Baa	1,872	366	309	(57)	84.4
Sub-total	3,922	1,220	1,204	(16)	98.7
Total tax exempt	$20,756	$17,994	$17,554	$(440)	97.6

	Taxable-municipals
	Par value	Amortized cost	Fair value	Unrealized gain/(loss)	Fair value as a percent of amortized cost
Non - zero-coupon:
Rating
Aaa	$1,469	$1,472	$1,329	$(143)	90.3%
Aa	945	934	858	(76)	91.9
A	676	675	626	(49)	92.7
Baa	591	592	502	(90)	84.8
Ba or lower	278	279	207	(72)	74.2
Sub-total (1)	3,959	3,952	3,522	(430)	89.1

Zero-coupon:
Rating
Aaa	77	27	21	(6)	77.8
Aa	975	411	342	(69)	83.2
A	976	439	359	(80)	81.8
Baa	3,480	499	299	(200)	59.9
Sub-total	5,508	1,376	1,021	(355)	74.2
Total taxable	$9,467	$5,328	$4,543	$(785)	85.3

	Total-municipals
	Par value	Amortized cost	Fair value	Unrealized gain/(loss)	Fair value as a percent of amortized cost
Rating
Aaa (2)	$3,747	$3,149	$3,106	$(43)	98.6%
Aa (2)	8,547	7,718	7,641	(77)	99.0
A (2)	7,047	6,149	5,933	(216)	96.5
Baa (2) (3)	9,594	5,065	4,463	(602)	88.1
Ba or lower (2) (3)	1,288	1,241	954	(287)	76.9
Total	$30,223	$23,322	$22,097	$(1,225)	94.7

(1)   Includes auction rate securities (“ARS”) with par value of $1.87 billion, amortized cost of $1.87 billion, fair value of $1.64 billion and unrealized capital losses of $235 million. For a more detailed discussion on ARS, see The Allstate Corporation Annual Report on Form 10-K for 2008.

(2)   Includes pre-refunded municipals with fair values of $951 million of Aaa, $926 million of Aa, $599 million of A, $634 million of Baa and $2 million of Ba or lower at March 31, 2009. Pre-refunded municipals are generally escrowed by Aaa rated securities, such as U.S. government or governmental agency securities.

(3)   On April 13, 2009, one of the bond insurers, Ambac Assurance Corporation, was downgraded by Moody’s from a rating of Baa to Ba. We estimate that this will impact the classification of the Moody’s equivalent rating for approximately $1.19 billion of fair value of insured municipal bonds.

The unrealized net capital loss of $1.23 billion at March 31, 2009 in our municipal bond portfolio is driven primarily by higher yields, including widening credit spreads, since the time of initial purchase.

Included in our municipal bond holdings at March 31, 2009 are $1.07 billion of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and also internally rated by us.  These holdings mainly comprise the high yield portion within our municipal bond portfolio and provide the opportunity to achieve incremental returns.  Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process which includes, among other things, an assessment of the credit quality, structure, and liquidity risks of the issue.

Corporate bonds as of March 31, 2009, included $15.35 billion of non-hybrid, publicly-traded corporate bonds, $11.82 billion of non-hybrid, privately placed corporate bonds, and $1.13 billion of hybrid securities.  $12.44 billion, or 43.9% of the portfolio consisted of non-hybrid and hybrid privately placed securities, compared to $13.01 billion or 47.1% at December 31, 2008.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  Privately placed corporate securities are rated by the NAIC in instances when information is provided to them.  Approximately 40.0% of the privately placed corporate securities in our portfolio are rated by an independent rating agency.

The following table summarizes the corporate fixed income portfolio by Moody’s equivalent rating as of March 31, 2009.

	Corporate-public
	Non-hybrid		Hybrid		Total
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Rating
Aaa	$2,117	$(1)	$—	$—	$2,117	$(1)
Aa	1,219	(17)	71	2	1,290	(15)
A	4,445	(146)	180	(136)	4,625	(282)
Baa	6,378	(585)	214	(260)	6,592	(845)
Ba or lower	1,192	(268)	55	(74)	1,247	(342)
Total	$15,351	$(1,017)	$520	$(468)	$15,871	$(1,485)

	Corporate-privately placed securities
	Non-hybrid		Hybrid		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Rating
Aaa	$428	$17	$—	$—	$428	$17
Aa	912	(26)	38	(16)	950	(42)
A	3,192	(151)	375	(321)	3,567	(472)
Baa	5,980	(762)	133	(223)	6,113	(985)
Ba or lower	1,312	(304)	68	(181)	1,380	(485)
Total	$11,824	$(1,226)	$614	$(741)	$12,438	$(1,967)

	Total Corporate
	Non-hybrid		Hybrid		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Rating
Aaa	$2,545	$16	$—	$—	$2,545	$16
Aa	2,131	(43)	109	(14)	2,240	(57)
A	7,637	(297)	555	(457)	8,192	(754)
Baa	12,358	(1,347)	347	(483)	12,705	(1,830)
Ba or lower	2,504	(572)	123	(255)	2,627	(827)
Total	$27,175	$(2,243)	$1,134	$(1,209)	$28,309	$(3,452)

The unrealized net capital loss of $3.45 billion at March 31, 2009 was driven primarily by widening credit spreads since the time of initial purchase resulting from deteriorating macro economic conditions and continued credit market deterioration.  This particularly affected our non-hybrid Baa and lower rated corporate bond holdings, contributing to $1.92 billion of the unrealized net capital loss.  The other significant driver of unrealized net capital losses in our corporate bond portfolio was from hybrid securities, contributing $1.21 billion of the unrealized loss.  While these securities are generally issued by highly rated financial institutions, they have structural features which make them more sensitive to credit market deterioration.  Specifically, features allowing coupon deferral and the extension of call dates have severely impacted prices as the global financial system undergoes significant stress.

The following table shows additional details of our hybrid securities reported in corporate fixed income securities as of March 31, 2009.

	United Kingdom (“UK”)		Europe (non-UK)		Asia/Australia		North America		Total
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Tier 2:
Public	$55	$(25)	$101	$(10)	$16	$(2)	$—	$—	$172	$(37)
Privately placed securities	4	(7)	52	(6)	86	(14)	—	—	142	(27)
Subtotal	59	(32)	153	(16)	102	(16)	—	—	314	(64)

Tier 1:
Public	50	(64)	46	(99)	17	(8)	235	(260)	348	(431)
Privately placed securities	44	(120)	182	(296)	140	(140)	106	(158)	472	(714)
Subtotal	94	(184)	228	(395)	157	(148)	341	(418)	820	(1,145)

Total hybrids:
Public	105	(89)	147	(109)	33	(10)	235	(260)	520	(468)
Privately placed securities	48	(127)	234	(302)	226	(154)	106	(158)	614	(741)
Total	$153	$(216)	$381	$(411)	$259	$(164)	$341	$(418)	$1,134	$(1,209)

Collateralized MBS, CMBS and ABS securities are detailed in the following table by Moody’s equivalent rating as of March 31, 2009.

($ in millions)	Fair value	Percent to total investments	Aaa	Aa	A	Baa (2)	Ba or lower (2)
MBS
U.S. government sponsored entities (“U.S. Agency”)	$3,541	3.8%	99.9%	0.1%	—	—	—
Prime residential mortgage-backed securities (“Prime”)	596	0.6	79.7	8.9	5.0%	4.4%	2.0%
Alt-A residential mortgage-backed securities (“Alt-A”)	494	0.5	36.2	0.8	0.4	18.0	44.6
Other	4	—	—	100.0	—	—	—
Total MBS	$4,635	4.9%

CMBS	$3,661	3.9%	85.4	6.4	5.8	1.9	0.5

ABS
Asset-backed residential mortgage-backed securities (“ABS RMBS”) non-insured	$1,348	1.4%	21.9	28.5	11.9	7.7	30.0
ABS RMBS insured	324	0.4	—	11.7	2.2	36.1	50.0
Total ABS RMBS	1,672	1.8	17.7	25.2	10.0	13.2	33.9

Other collateralized debt obligations (“other CDO”):
Cash flow collateralized loan obligations (“CLO”)	403	0.4	59.8	20.4	0.7	10.4	8.7
Synthetic CDO	31	—	9.7	19.4	—	29.0	41.9
Trust preferred CDO	57	0.1	—	1.8	19.3	—	78.9
Market value CDO	21	—	—	23.8	4.8	4.8	66.6
Project finance CDO	40	0.1	—	25.0	57.5	17.5	—
CDOs that invest in other CDOs (“CDO squared”)	3	—	—	—	—	—	100.0
Collateralized bond obligations	24	—	—	—	16.7	45.8	37.5
Other CLO	50	0.1	100.0	—	—	—	—
Total other CDO	629	0.7	46.7	16.5	6.7	11.1	19.0

Other asset-backed securities (“other ABS”):
Auto	287	0.3	50.2	12.9	16.4	12.9	7.6
Credit card	92	0.1	44.6	—	38.0	17.4	—
Student loan	139	0.1	95.7	4.3	—	—	—
Other	440	0.5	22.3	18.2	14.8	34.8	9.9
Total other ABS (1)	958	1.0	43.4	12.9	15.3	21.5	6.9
Total ABS	$3,259	3.5%

(1)          20.5% of other asset-backed securities that are rated Aaa, Aa, A and Baa were insured by five bond insurers.

(2)          On April 13, 2009, one of the bond insurers, Ambac Assurance Corporation, was downgraded by Moody’s from a rating of Baa to Ba.  We estimate that this will impact the classification of the Moody’s equivalent rating for approximately $132 million of carrying value of insured ABS RMBS.

During the first quarter of 2009, certain financial sectors continued to experience depressed prices due to market and liquidity disruptions.  We experienced this illiquidity and disruption in certain of our MBS, CMBS and ABS fixed income securities, particularly in our Prime, Alt-A, CMBS, ABS RMBS and other CDO portfolios.  These portfolios totaled $7.05 billion, or 7.5% of our total investments at March 31, 2009.  Other securities markets, including certain other asset-backed and real estate-backed securities markets, also experienced illiquidity, but to a lesser degree.

We determine the fair values of securities comprising these illiquid portfolios by obtaining information from an independent third-party valuation service provider and brokers.  We confirmed the reasonableness of the fair value of these portfolios as of March 31, 2009 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies.

The following table summarizes our illiquid portfolios as of March 31, 2009.

($ in millions)	Par value (1)	Amortized cost (1) (2)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Unrealized gain/(loss)
MBS
Prime	$806	$795	98.6%	$596	73.9%	$(199)
Alt-A	1,044	713	68.3	494	47.3	(219)

CMBS	5,907	5,705	96.6	3,661	62.0	(2,044)

ABS
ABS RMBS	3,700	3,082	83.3	1,672	45.2	(1,410)
Other CDO	2,229	1,737	77.9	629	28.2	(1,108)
Total	$13,686	$12,032	87.9	$7,052	51.5	$(4,980)

(1)          The difference between par value and amortized cost of $1.65 billion is primarily attributable to write-downs. Both amounts have been reduced by principal payments.

(2)          Amortized cost includes other-than-temporary impairment charges, as applicable.

The following table presents realized capital gains and losses and principal transactions relating to our illiquid portfolios for the three months ended March 31, 2009.

	Realized capital gains and losses			Principal transactions
($ in millions)	Sales	Impairment write-downs	Change in intent write-downs	Sales	Principal received	Acquired
MBS
Prime	$—	$—	$—	$7	$25	$—
Alt-A	5	(26)	(4)	25	20	—

CMBS	(12)	(2)	(7)	78	27	16

ABS
ABS RMBS	1	(6)	(9)	4	117	—
Other CDO	(3)	(139)	—	2	2	—
Total	$(9)	$(173)	$(20)	$116	$191	$16

Securities included in our illiquid portfolios with a fair value less than 70% of amortized cost as of March 31, 2009 are shown in the following table.

($ in millions)	Fair value	Unrealized gain/(loss)
MBS
Prime	$127	$(125)
Alt-A	177	(172)

CMBS	723	(1,686)

ABS
ABS RMBS	972	(1,271)
Other CDO	361	(1,062)
Total	$2,360	$(4,316)

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance of the underlying collateral.  In the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures, which could be other than temporary, the unrealized losses should reverse over the remaining lives of the securities.

The cash flows of the underlying mortgages or collateral for MBS, CMBS and ABS are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure which would originally qualify for a rating of Aaa is referred to as the “Aaa class” and typically has priority in receiving the principal repayments on the underlying mortgages.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings including other “junior” or “subordinate” Aaa securities.  For certain senior Aaa classes of CMBS, the losses may be shared pro-rata.  The underlying mortgages have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

MBS totaled $4.64 billion, with 94.4% rated investment grade, at March 31, 2009.  The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.  The credit risk associated with our MBS is mitigated due to the fact that 76.4% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies.

Prime are collateralized by residential mortgage loans issued to prime borrowers.  The following table shows our Prime portfolio as of March 31, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)

	Vintage year
Capital structure classification (1)	2007	2006	2005	Pre- 2005	Fair value	Amortized cost (2)	Unrealized gain/(loss)
Aaa – Fixed rate	$81	$44	$89	$261	$475	$590	$(115)
Aaa – Hybrid	7	2	54	51	114	197	(83)
Aa – Fixed rate	—	—	—	7	7	8	(1)
Total	$88	$46	$143	$319	$596	$795	$(199)

(1) Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

Alt-A can be issued by trusts backed by pools of residential mortgages with either fixed or variable interest rates.  The mortgage pools can include residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of March 31, 2009, $373 million of the Alt-A were fixed rate and $121 million were variable rate.

The following table shows our Alt-A portfolio at March 31, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)

	Vintage year
Capital structure classification (1)	2007	2006	2005	Pre- 2005	Fair value	Amortized cost (2)	Unrealized gain/(loss)
Aaa – Fixed rate	$46	$86	$79	$141	$352	$483	$(131)
Aaa – Hybrid	3	19	15	12	49	99	(50)
Aaa – Option adjustable rate mortgage	27	26	13	—	66	96	(30)
Aa – Fixed rate	—	4	16	—	20	22	(2)
Aa – Hybrid	—	—	—	—	—	1	(1)
Aa – Option adjustable rate mortgage	—	—	1	6	7	12	(5)
Total	$76	$135	$124	$159	$494	$713	$(219)

(1) Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

CMBS totaled $3.66 billion, with 99.3% rated investment grade, at March 31, 2009.  The CMBS portfolio is subject to credit risk, but unlike other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Of the CMBS investments, 92.9% are traditional conduit transactions collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as large loan pools and single borrower transactions.

The following table shows our CMBS portfolio, excluding commercial real estate collateralized debt obligations (“CRE CDO”), at March 31, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)

Capital structure classification (1)	Par value	Amortized cost (2)	Fair value	Unrealized gain/(loss)
Aaa
2007:
Super senior (3)	$382	$374	$266	$(108)
Mezzanine senior (4)	145	128	60	(68)
Subordinated senior (5)	550	505	133	(372)
Other (6)	95	99	31	(68)
Subtotal	1,172	1,106	490	(616)

2006:
Super senior (3)	96	95	74	(21)
Mezzanine senior (4)	81	77	38	(39)
Subordinated senior (5)	314	301	78	(223)
Other (6)	85	86	49	(37)
Subtotal	576	559	239	(320)

2005:
Super senior (3)	300	302	255	(47)
Mezzanine senior (4)	21	22	11	(11)
Subordinated senior (5)	108	114	47	(67)
Other (6)	118	118	75	(43)
Subtotal	547	556	388	(168)

Pre-2005 (7)	2,060	2,086	1,881	(205)
Aaa total	4,355	4,307	2,998	(1,309)

Aa	1,089	1,151	470	(681)
A	342	209	156	(53)
Baa	59	32	31	(1)
Ba or lower	3	3	3	—
Total CMBS	$5,848	$5,702	$3,658	$(2,044)

(1)	Capital structure classification reflects original ratings which may not be consistent with current ratings due to upgrades and downgrades.

(2)	Amortized cost includes other-than-temporary impairment charges, as applicable.

(3)	Most senior of the Aaa rated tranches, typically has a high level of credit enhancement of approximately 30%, meaning actual losses in the deal have to reach 30% before incurring a first dollar loss.

(4)	Middle Aaa rated tranche, typically having credit enhancement of approximately 20%, are subordinate only to the Super senior bonds.

(5)

Lowest Aaa rated tranche, typically with credit enhancement in the low teens. This bond is subordinate to the Super senior and Mezzanine senior tranches, but still senior to all tranches rated below Aaa.

(6)	Includes Aaa bonds that were originated in 2005 through 2007 that do not fall into the categories above. These are non-traditional CMBS bonds that did not have a Aaa Senior-type breakdown.

(7)

Prior to 2005, the Aaa bonds in a transaction were generally not divided into Super senior, Mezzanine senior, or Subordinated senior (with the exception of a few deals structured very late in 2004); therefore all 2004 and prior Aaa-rated securities are grouped into this category.

The unrealized net capital loss of $2.04 billion at March 31, 2009 on our CMBS portfolio was a result of widening of credit spreads due to deteriorating macro economic conditions and continued credit market deterioration.  Credit spread widening since the time of initial purchase occurred in all rating classes but was particularly evident in our subordinated senior Aaa and lower rated securities.  These holdings accounted for $1.55 billion, or 75.6%, of the unrealized net capital loss.  Our analysis suggests that the vast majority of our CMBS portfolio is well insulated from a severe rise in commercial mortgage default rates.

ABS totaled $3.26 billion, with 80.9% rated investment grade, at March 31, 2009.  Credit risk is managed by monitoring the performance of the collateral.  In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance.  A portion of the ABS portfolio is also subject to interest rate risk since ultimate realized yields are affected by the rate of prepayment of the underlying assets.

ABS RMBS includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  $1.33 billion or 79.7% of the ABS RMBS portfolio consisted of securities that were issued during 2005, 2006 and 2007.  At March 31, 2009, 17.5% of securities issued during 2005, 2006 and 2007 were rated Aaa, 18.4% rated Aa, 8.2% rated A, 14.3% rated Baa and 41.6% rated Ba or lower.

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral at March 31, 2009.

($ in millions)	Fair value	Percent to total investments
First lien:
Fixed rate(1)	$498	0.5%
Variable rate(1)	896	1.0
Total first lien(2)	1,394	1.5
Second lien :
Insured	207	0.2
Other	71	0.1
Total second lien(3)	278	0.3
Total ABS RMBS	$1,672	1.8%

(1)	Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2)	The credit ratings of the first lien ABS RMBS were 18.4% Aaa, 29.2% Aa, 11.6% A, 11.0% Baa and 29.8% Ba or lower at March 31, 2009.

(3)	The credit ratings of the second lien ABS RMBS were 14.0% Aaa, 5.4% Aa, 1.8% A, 24.5% Baa and 54.3% Ba or lower at March 31, 2009.

The following table includes first lien non-insured ABS RMBS by vintage year and the interest rate characteristics of the underlying mortgage product.

	Fair value
($ in millions)	Variable rate	Fixed rate	Total	Amortized cost (1)	Unrealized gain/(loss)
2007	$101	$151	$252	$539	$(287)
2006	344	131	475	725	(250)
2005	187	83	270	481	(211)
Pre-2005	224	56	280	463	(183)
Total	$856	$421	$1,277	$2,208	$(931)

(1) Amortized cost includes other-than-temporary impairment charges, as applicable.

We also own $67 million of second lien ABS RMBS non-insured securities, representing 62.0% of amortized cost;  $28 million, or 41.8%, of this portfolio are 2006 and 2007 vintage years.  Together with the first lien non-insured ABS RMBS in the table above, this comprises our $1.34 billion of non-insured ABS RMBS.

At March 31, 2009, $324 million or 19.4% of the total ABS RMBS securities are insured by 6 bond insurers and 50.0% of these insured securities were rated investment grade.  The following table shows our insured ABS RMBS portfolio at March 31, 2009 by vintage year for the first lien and second lien collateral.

	Vintage year				Fair	Amortized	Unrealized
($ in millions)	2007	2006	2005	Pre-2005	value	cost (1)	gain/(loss)
First lien	$28	$15	$64	$10	$117	$191	$(74)
Second lien	62	88	37	20	207	567	(360)
Total insured ABS RMBS (2)	$90	$103	$101	$30	$324	$758	$(434)

(1)	Amortized cost includes other-than-temporary impairment charges, as applicable.

(2)	The evaluation for other-than-temporary impairment through our portfolio monitoring process considers the current claims paying resources of the individual bond insurers.

Other CDO totaled $629 million, with 81.0% rated investment grade, at March 31, 2009.  Other CDO consist primarily of obligations secured by high yield and investment grade corporate credits including cash flow CLO, synthetic CDO, trust preferred CDO, market value CDO, project finance CDO, CDO squared, collateralized bond obligations and other CLO.

The following table presents realized and unrealized capital gains and losses on our other CDO portfolio for the three months ended March 31, 2009.

	Realized capital gains And losses (1)
($ in millions)	Sales	Impairment write-downs	Unrealized gain/(loss)
Other CDO
Cash flow CLO	$—	$(34)	$(751)
Synthetic CDO	(4)	—	(161)
Trust preferred CDO	—	(17)	(89)
Market value CDO	1	(13)	(60)
Project finance CDO	—	—	(40)
CDO squared	—	(74)	—
Collateralized bond obligations	—	—	(7)
Other CLO	—	(1)	—
Total	$(3)	$(139)	$(1,108)

(1)  During the first quarter of 2009, there were no change in intent write-downs.

Cash flow CLO are structures where the underlying assets are primarily comprised of below investment grade senior secured corporate loans.  The collateral is actively managed by external managers that monitor the collateral performance.  The underlying investments are well diversified across industries and among issuers.  A transaction will typically issue notes with various capital structure class (i.e. Aaa, Aa, A, etc.) as well as equity-like tranches.  In general, these securities are structured with overcollaterization (“OC”) ratios and performance is impacted by downgrades, defaults and recoveries of the underlying assets within the structures.  Downgrades of underlying assets, along with increased defaults reduce OC ratios over time.  A violation of the senior OC test, usually at the Aaa level, could result in an event of default of the structure.  This would give the controlling class certain rights which could include diverting cash flows or liquidating the underlying portfolio to pay off the senior liabilities.  The following table shows our cash flow CLO portfolio at March 31, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)

Capital structure	Vintage year					Fair	Amortized	Unrealized
classification (1)	2008	2007	2006	2005	Pre-2005	value	cost (2)	gain/(loss)
Aaa	$—	$—	$54	$53	$134	$241	$349	$(108)
Aa	2	31	37	5	8	83	296	(213)
A	—	12	10	9	13	44	454	(410)
Baa	—	—	4	2	28	34	54	(20)
Ba or below	—	1	—	—	—	1	1	—
Total	$2	$44	$105	$69	$183	$403	$1,154	$(751)

(1)   Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2)   Amortized cost includes other-than-temporary impairment charges, as applicable.

Synthetic CDO primarily consist of a portfolio of corporate credit default swaps (“CDS”) which are collateralized by Aaa rated LIBOR-based securities (i.e. “fully funded” synthetic CDO).  Our synthetic CDO collateral primarily is actively managed by an external manager monitoring the CDS selection and performance.  The following table shows our synthetic CDO at March 31, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)

Capital structure	Vintage year		Fair	Amortized	Unrealized
classification (1)	2007	2006	value	cost (2)	gain/(loss)
Aaa	$14	$—	$14	$85	$(71)
Aa	1	16	17	107	(90)
Total	$15	$16	$31	$192	$(161)

(1)   Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2)   Amortized cost includes other-than-temporary impairment charges, as applicable.

Mortgage loans    Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, was $9.71 billion at March 31, 2009 and comprised primarily loans secured by first mortgages on developed commercial real estate.  Geographical and property type diversification are key considerations used to manage our exposure.  The portfolio is diversified across several property types.  Our exposure to any metropolitan area is also highly diversified, with the largest exposure not exceeding 9% of the portfolio.  The average debt service coverage ratio represents the amount of cash flows from the property available by the borrower to meet its principal and interest payment obligations.  The average debt service coverage ratio of the portfolio as of March 31, 2009 was 1.8, and only 4.0% of the mortgage loan portfolio had a debt service coverage ratio under 1.0.

In the first quarter of 2009, $156 million of commercial mortgage loans were contractually due.  Of these, 32% were paid as due, 29% were extended generally for less than one year and 39% are in the process of refinancing or restructuring negotiations.  In addition, $277 million that were not contractually due in the first quarter of 2009 were paid in full.  We currently have $25 million of loans in the process of foreclosure and we are aggressively pursing workout solutions for these loans, which includes refinancing, extensions and sales.

The net carrying value of impaired loans at March 31, 2009 and December 31, 2008 was $318 million and $163 million, respectively.  We recognized $28 million of realized capital losses related to valuation allowances on mortgage loans for the quarter ended March 31, 2009.  Total valuation allowances of $32 million were held at March 31, 2009.  Realized capital losses due to changes in intent to hold mortgage loans to maturity totaled $6 million for the quarter ended March 31, 2009.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of metrics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of March 31, 2009.

($ in millions)	Private equity/ debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting (“Cost”)	$690	$321	$77	$1,088
Equity method of accounting (“EMA”)	598	355	441	1,394
Total	$1,288	$676	$518	$2,482

Number of sponsors	88	37	13
Number of individual funds	142	79	73
Largest exposure to single fund	$38	$37	$43

Our aggregate limited partnership exposure represented 2.6% and 2.9% of total invested assets as of March 31, 2009 and December 31, 2008, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification.

	Three months ended March 31,
	2009				2008
($ in millions)	Cost	EMA (1)	Total income	Impairment write-downs (2)	Cost	EMA (1)	Total income	Impairment write-downs (2)

Private equity/debt funds	$3	$(63)	$(60)	$(71)	$14	$33	$47	$(13)
Real estate funds	—	(78)	(78)	(124)	2	6	8	—
Hedge funds	—	(2)	(2)	(2)	—	5	5	—
Total	$3	$(143)	$(140)	$(197)	$16	$44	$60	$(13)

(1)   Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses.  EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

(2)   Impairment write-downs related to cost limited partnerships (“cost LP”) were $187 million and $5 million in the first quarter of 2009 and 2008, respectively.  Impairment write-downs related to EMA LP were $10 million and $8 million in the first quarter of 2009 and 2008, respectively.

Loss from limited partnership interests, excluding impairment write-downs, was $140 million for the first quarter of 2009 versus income of $60 million for the first quarter of 2008.  The loss from limited partnership interests in the first quarter of 2009 compared to income in the first quarter of 2008 is primarily related to losses from partnerships accounted for under the equity method of accounting resulting from reduced valuations on the net asset value of the partnerships.  Income on EMA LP is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay as of March 31, 2009.  Limited partnership interests accounted for under the cost method of accounting recognize income only upon cash distributions by the partnership.

To determine if an other-than-temporary impairment has occurred related to a cost LP, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuation of partnership holdings or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.

CDS are utilized for both buying and selling credit protection against a specified credit event.  As of March 31, 2009, the notional amount and fair value of our buying protection CDS were $1.93 billion and $113 million, respectively.  For further details on our selling protection CDS balances, see Note 5 of the condensed consolidated financial statements.

Unrealized net capital losses totaled $9.40 billion as of March 31, 2009, compared to unrealized net capital losses of $8.81 billion as of December 31, 2008 as a result of widening credit spreads on certain fixed income securities, increasing risk-free interest rates, declining equity markets and realized capital gains through sales, partially offset by realized capital losses on impairment or change in intent write-downs.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in millions)	March 31, 2009	December 31, 2008

U.S. government and agencies	$516	$962
Municipal	(1,225)	(1,717)
Corporate	(3,452)	(3,413)
Foreign government	366	469
MBS	(311)	(334)
CMBS	(2,044)	(1,994)
ABS	(2,723)	(2,459)
Redeemable preferred stock	(11)	(10)
Fixed income securities	(8,884)	(8,496)
Equity securities	(537)	(332)
Short-term investments	1	3
Derivatives	16	11
Unrealized net capital gains and losses, pre-tax	(9,404)	(8,814)

Amounts recognized for:
Insurance reserves (1)	—	(378)
DAC and DSI (2)	3,785	3,500
Amounts recognized	3,785	3,122

Deferred income taxes	1,852	1,954
Unrealized net capital gains and losses, after-tax	$(3,767)	$(3,738)

(1)   The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency.  Although we evaluate premium deficiencies on the combined performance of our life insurance and immediate annuities with life contingencies, the adjustment primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies.  The insurance reserves adjustment changed to zero as of March 31, 2009 due to the applicable product portfolios now being in an aggregate net unrealized loss position.  The change in the unrealized balance resulted from realizing prior unrealized gains upon the sale of certain government securities in the first quarter of 2009.

(2)   The DAC and DSI adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.  Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.

The net unrealized loss for the fixed income portfolio totaled $8.88 billion, comprised of $2.04 billion of gross unrealized gains and $10.92 billion of gross unrealized losses at March 31, 2009.  This is compared to a net unrealized loss for the fixed income portfolio totaling $8.50 billion, comprised of $2.54 billion of gross unrealized gains and $11.04 billion of gross unrealized losses at December 31, 2008.

Gross unrealized gains and losses as of March 31, 2009 on fixed income securities by type and sector are provided in the table below.

	Par	Amortized	Gross unrealized		Fair	Amortized cost as a percent of	Fair value as a percent of
($ in millions)	value (1)	cost	Gains	Losses	value	par value	par value
Corporate:
Banking	$4,451	$4,110	$31	$(1,275)	$2,866	92.3%	64.4%
Financial services	3,742	3,353	19	(591)	2,781	89.6	74.3
Consumer goods (cyclical and non-cyclical)	4,994	4,904	68	(387)	4,585	98.2	91.8
Utilities	5,218	5,185	133	(359)	4,959	99.4	95.0
Capital goods	3,158	3,114	52	(279)	2,887	98.6	91.4
Other	1,650	1,421	18	(258)	1,181	86.1	71.6
Basic industry	1,593	1,592	12	(184)	1,420	99.9	89.1
Transportation	1,669	1,676	22	(183)	1,515	100.4	90.8
Energy	1,749	1,735	22	(142)	1,615	99.2	92.3
Communications	1,843	1,748	26	(140)	1,634	94.8	88.7
Technology	934	922	10	(76)	856	98.7	91.6
FDIC guaranteed	1,988	2,001	9	—	2,010	100.7	101.1
Total corporate fixed income portfolio	32,989	31,761	422	(3,874)	28,309	96.3	85.8

ABS	7,235	5,982	12	(2,735)	3,259	82.7	45.0
CMBS	5,907	5,705	16	(2,060)	3,661	96.6	62.0
Municipal	30,223	23,322	542	(1,767)	22,097	77.2	73.1
MBS	5,277	4,946	118	(429)	4,635	93.7	87.8
Foreign government	2,869	2,109	416	(50)	2,475	73.5	86.3
Redeemable preferred stock	40	34	—	(11)	23	85.0	57.5
U.S. government and agencies	4,411	3,463	516	—	3,979	78.5	90.2
Total fixed income securities	$88,951	$77,322	$2,042	$(10,926)	$68,438	86.9	76.9

(1)  Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $1.13 billion, $9.43 billion, $1.68 billion and $2.59 billion, respectively.

The banking, financial services, consumer goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at March 31, 2009.  The gross unrealized losses in these sectors were generally the result of widening credit spreads since the time of initial purchase.  As of March 31, 2009, $3.17 billion or 81.9% of the gross unrealized losses in the corporate fixed income portfolio and $5.52 billion or 78.3% of the gross unrealized losses in the remaining fixed income securities related to securities rated investment grade.

For fixed income securities, 65.4% of the gross unrealized losses at March 31, 2009 were from $5.35 billion of securities with a fair value below 70% of amortized cost, or 7.8% of our fixed income portfolio.  The percentage of fair value to amortized cost for fixed income securities with gross unrealized losses at March 31, 2009 are shown in the following table.

($ in millions)	Par value (1)	Amortized cost	Unrealized gain/(loss)	Fair value (3)	Percent to total fixed income securities
> 80% of amortized cost	$30,205	$29,113	$(2,323)	$26,790	39.1%
70% to 80% of amortized cost	6,249	5,961	(1,453)	4,508	6.6
< 70% of amortized cost (2)	18,432	12,495	(7,150)	5,345	7.8
Gross unrealized losses on fixed income securities	54,886	47,569	(10,926)	36,643	53.5
Gross unrealized gains on fixed income securities	34,065	29,753	2,042	31,795	46.5
Net unrealized gains and losses on fixed income securities	$88,951	$77,322	$(8,884)	$68,438	100.0%

(1)   Included in par value are $9.43 billion of zero-coupon securities as of March 31, 2009 that are generally purchased at a deep discount to the par value that is received at maturity.

(2)   Illiquid portfolios represent $4.32 billion of net unrealized losses and $2.36 billion of fair value as of March 31, 2009.

(3)   Illiquid portfolios represent $4.98 billion of net unrealized losses and $7.05 billion of fair value as of March 31, 2009.

The following table presents gross unrealized losses by type of fixed income security with a fair value below 70% of amortized cost at March 31, 2009.

($ in millions)	Fair value	Gross unrealized losses

Municipal	$747	$(625)
Corporate	2,124	(2,108)
Foreign government	3	(2)
MBS	304	(297)
CMBS	723	(1,686)
ABS	1,429	(2,421)
Redeemable preferred stock	15	(11)
Total fixed income securities	$5,345	$(7,150)

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities.  As of March 31, 2009, we have the intent and ability to hold these securities to recovery.  Our ability to hold to recovery is substantially enhanced by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations.  During the first quarter of 2009, our fixed income securities portfolio provided approximately $2.07 billion in principal and interest cash flows, of which substantially all have been received in accordance with the contractual terms.

The net unrealized loss for the equity portfolio totaled $537 million, comprised of $66 million of unrealized gains and $603 million of unrealized losses at March 31, 2009.  This is compared to a net unrealized loss for the equity portfolio totaling $332 million, comprised of $112 million of unrealized gains and $444 million of unrealized losses at December 31, 2008.  Within the equity portfolio, the losses were primarily concentrated in the consumer goods, financial services, banking, energy, real estate, utilities, communications and capital goods sectors.  The unrealized losses in these sectors were company and sector specific.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities and cost for equity securities, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at March 31, 2009 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

	March 31, 2009				December 31, 2008
	Fixed income				Fixed income
($ in millions, except number of issues)	Investment grade	Below investment grade	Equity	Total	Investment grade	Below investment grade	Equity	Total

Category (I): Unrealized loss less than 20% of cost (1)
Number of issues	3,519	314	117	3,950	4,303	275	112	4,690
Fair value	$25,242	$1,520	$1,041	$27,803	$29,070	$1,172	$1,269	$31,511
Unrealized	$(2,130)	$(186)	$(152)	$(2,468)	$(2,523)	$(147)	$(74)	$(2,744)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1)
Number of issues	973	329	168	1,470	1,216	356	221	1,793
Fair value	$6,947	$1,581	$665	$9,193	$8,445	$1,555	$676	$10,676
Unrealized	$(4,312)	$(1,044)	$(408)	$(5,764)	$(5,365)	$(902)	$(365)	$(6,632)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months (1)
Number of issues	185	54	14	253	208	29	1	238
Fair value	$766	$222	$34	$1,022	$878	$136	$2	$1,016
Unrealized	$(1,383)	$(462)	$(43)	$(1,888)	$(1,686)	$(197)	$(1)	$(1,884)

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months (1)
Number of issues	111	50	—	161	41	5	1	47
Fair value	$241	$124	$—	$365	$79	$16	$3	$98
Unrealized	$(873)	$(536)	$—	$(1,409)	$(200)	$(21)	$(4)	$(225)

Total number of issues	4,788	747	299	5,834	5,768	665	335	6,768
Total fair value (2)	$33,196	$3,447	$1,740	$38,383	$38,472	$2,879	$1,950	$43,301
Total unrealized losses	$(8,698)	$(2,228)	$(603)	$(11,529)	$(9,774)	$(1,267)	$(444)	$(11,485)

(1)   For fixed income securities, cost represents amortized cost.

(2)   At March 31, 2009, 90.6% of the fixed income securities portfolio was rated investment grade compared to 93.0% at December 31, 2008.

The largest individual unrealized loss was $95 million for category (I), $136 million for category (II), $25 million for category (III) and $48 million for category (IV) as of March 31, 2009.

Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market’s evaluation of certain sectors.  The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.

Categories (III) and (IV) have historically been affected by industry and issue specific, or issuer specific conditions.  All of the securities in these categories are monitored for other-than-temporary impairment.

At March 31, 2009, Category (III) for fixed income was comprised primarily of $330 million of ABS RMBS, $163 million of CMBS, $134 million of corporate public, $113 million of privately placed corporate securities, $67 million of cash flow CLO, $35 million of trust preferred CDO, $35 million of Alt-A and $31 million of Prime, for a total of $908 million with unrealized losses of $454 million, $546 million, $176 million, $159 million, $252 million, $74 million, $33 million and $40 million, respectively, for a total of $1.73 billion unrealized losses.  No other security type individually represents more than $24 million of fair value within this category.

At March 31, 2009, Category (IV) for below investment grade fixed income securities was comprised primarily of $103 million of ABS RMBS, $59 million of CMBS, $49 million of cash flow CLO, $37 million of privately placed corporate securities, $30 million of project finance, $27 million of other ABS and $25 million of synthetic

CDO,  for a total of $330 million with unrealized losses of $379 million, $370 million, $337 million, $56 million and $30 million, $28 million and $145 million, respectively, for a total of $1.35 billion unrealized losses.  No other security type individually represents more than $15 million of fair value within this category.

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate.  As of March 31, 2009, no securities met these criteria.

We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as “problem,” “restructured,” or “potential problem.”  Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan.  Restructured fixed income and bank loan investments have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest according to the original terms, which causes us to believe these investments may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments.

	March 31, 2009
($ in millions)	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$99	$83	83.8%	$70	70.7%	0.1%
Problem	1,255	232	18.5	224	17.8	0.3
Potential problem	2,223	1,069	48.1	687	30.9	1.0
Total net carrying value	$3,577	$1,384	38.7	$981	27.4	1.4
Cumulative write-downs recognized (2)		$1,738

	December 31, 2008
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$101	$86	85.2%	$76	75.3%	0.1%
Problem	1,027	228	22.2	186	18.1	0.3
Potential problem	1,896	707	37.3	517	27.3	0.7
Total net carrying value	$3,024	$1,021	33.8	$779	25.8	1.1
Cumulative write-downs recognized (2)		$1,673

(1)   The difference between par value and amortized cost of $2.19 billion at March 31, 2009 and $2.00 billion at December 31, 2008 is primarily attributable to write-downs.  Par value has been reduced by principal payments.

(2)   Cumulative write-downs recognized only reflects impairment write-downs related to investments within the problem, potential problem and restructured categories.

At March 31, 2009, amortized cost for the problem category was $232 million and was comprised of $134 million of corporates (primarily privately placed), $24 million of municipal bonds and $41 million of bank loans.  Also included were $16 million of other CDO, $14 million of ABS RMBS, $2 million of other ABS and $1 million of Alt-A.  The increase of $4 million over December 31, 2008 is attributable to the addition of fixed income and bank loan holdings that either are in default with respect to principal or interest and/or are investments issued by companies that went into bankruptcy during the period.  The amortized cost of problem investments with a fair value less than 70% of amortized cost totaled $34 million, with unrealized losses of $18 million and fair value of $16 million.

At March 31, 2009, amortized cost for the potential problem category was $1.07 billion and was comprised of $226 million of Alt-A, $188 million of other CDO, $102 million of ABS RMBS, $18 million of other ABS and $7 million of CMBS.  Also included were $114 million of municipal bonds, $351 million of corporates (primarily privately placed), $14 million of foreign government holdings and $49 million of bank loans.  The increase over December 31, 2008 is primarily attributable to the additions of corporates (primarily privately placed), bank loans and other CDO.  The amortized cost of potential problem investments with a fair value less than 70% of amortized cost totaled $576 million, with unrealized losses of $350 million and fair value of $226 million.

We evaluated each of these investments through our portfolio monitoring process at March 31, 2009 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.

Net Investment Income  The following table presents net investment income.

	Three months ended March 31,
($ in millions)	2009	2008
Fixed income securities	$1,042	$1,279
Equity securities	16	32
Mortgage loans	137	160
Limited partnership interests	3	60
Other	14	66
Investment income, before expense	1,212	1,597
Investment expense	(36)	(71)
Net investment income (1)	$1,176	$1,526

(1)   Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses.  EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.  The amount of EMA LP income included in net investment income was $44 million in the first quarter of 2008.

Net investment income decreased 22.9% or $350 million to $1.18 billion in the first quarter of 2009 compared to $1.53 billion in the first quarter of 2008.  This decline is due to lower investment yields from decreased market interest rates, carrying a greater amount of short-term investments in connection with tactically positioning greater liquidity, decreased average investment balances resulting mostly from reduced Allstate Financial contractholder funds, lower funds associated with security lending, lower income on limited partnership interests and decreased dividends on equity securities.

During the first quarter of 2009, our fixed income portfolio continued to generate significant cash flows from maturities, principal and interest receipts totaling $2.07 billion which was consistent with amounts due.  These cash flows will be available to take advantage of market opportunities and manage liabilities.

Total investment expenses decreased $35 million in the first quarter of 2009 compared to the first quarter of 2008.  The decrease was primarily due to lower expenses associated with a lower amount of collateral received in connection with securities lending transactions.  The average amount of collateral held in connection with securities lending was $296 million in the first quarter of 2009 compared to $3.56 billion in the first quarter of 2008, as a result of actions to reduce our securities lending balances.

Net Realized Capital Gains and Losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three months ended March 31,
($ in millions)	2009	2008
Sales (1)	$418	$103
Impairment write-downs (2)	(620)	(415)
Change in intent write-downs (1)(3)	(105)	(43)
Valuation of derivative instruments	103	(325)
Settlements of derivative instruments	(12)	25
EMA LP income (4)	(143)	—
Realized capital gains and losses, pre-tax	(359)	(655)
Income tax (expense) benefit (5)	(129)	230
Realized capital gains and losses, after-tax	$(488)	$(425)

(1)	To conform to the current period presentation, certain amounts in the prior period have been reclassified.

(2)	Impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

(3)	Change in intent write-downs reflect instances where we cannot assert a positive intent to hold until recovery.

(4)

Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

(5)

Income tax expense for the first quarter of 2009 includes expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses. For a further discussion of changes in this valuation allowance, see the Deferred Taxes section of the MD&A.

Sales generated $418 million of net realized gains for the three months ended March 31, 2009 and were primarily due to $282 million of gains on sales of governmental securities.

Impairment write-downs are presented in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Fixed income securities	$(233)	$(347)
Equity securities	(137)	(52)
Mortgage loans	(28)	—
Limited partnership interests	(197)	(13)
Other investments	(25)	(3)
Total impairment write-downs	$(620)	$(415)

$119 million or 51.1% of the fixed income security write-downs for the three months ended March 31, 2009 related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  As of March 31, 2009, there have been no defaults or defaults impacting classes lower in the capital structure.  $43 million of the fixed income security write-downs for the three months ended March 31, 2009 related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.  $67 million related to securities for which future cash flows are very uncertain.  Equity securities were written down primarily due to the length of time and extent fair value was below cost, considering our assessment of the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends.  Limited partnership impairment write-downs related primarily to cost LP which experienced significant declines in portfolio valuations and we could not assert the recovery period would be temporary.

Impairment write-downs on these investments are presented in the following table.  Notwithstanding our intent and ability to hold these securities with impairment write-downs, we concluded that we could not reasonably assert that the recovery period would be temporary.

($ in millions)	Three months ended March 31, 2009
Performing in accordance with anticipated or contractual cash flows
Alt-A
No defaults in underlying collateral	$(25)
Defaults lower in capital structure	(1)
(26)
CMBS	(2)
Other CDO	(59)
Foreign government bonds	(17)
Corporate
Consumer discretionary	(10)
Chemicals	(1)
Financials	(1)
Publishing	(3)
Subtotal	(15)
Subtotal performing in accordance with anticipated or actual cashflows (1)	(119)

Departure from anticipated or contractual cash flows
Future cash flows expected —
ABS RMBS	(6)
Other CDO	(13)
Corporate
Entertainment	(20)
Technology	(2)
Telecommunications	(1)
Other	(1)
Subtotal expected future cash flows (2)	(43)

Future cash flows very uncertain -
Other CDO	(67)
Subtotal very uncertain future cash flows	(67)

Investments disposed	(4)

Total fixed income securities (3)	$(233)

Total equity securities	$(137)

Total limited partnership interests	$(197)

Total commercial mortgage write-downs	$(28)

Total other investments	$(25)

(1)

Written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default. As of March 31, 2009, for the securities with direct interest in the lender, there have been no defaults. For securities supported by collateral, there have been no defaults or defaults have occurred in classes lower in the capital structure.

(2)

Experienced a significant departure from anticipated residual cash flows. While these fixed income security write-downs were valued at a significant discount to cost, we believe these securities retain economic value.

(3)	Impairment write-downs on our illiquid portfolios were $173 million for the three months ended March 31, 2009.

Change in intent write-downs totaling $105 million for the three months ended March 31, 2009 included $82 million for fixed income securities, $17 million for equity securities and $6 million for mortgage loans compared to $39 million for fixed income securities, $2 million for equity securities, $1 million for mortgage loans and $1 million for other investments for the same period of the prior year.  The change in intent write-downs in the first quarter of 2009 were a result of our risk mitigation and return optimization programs and ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified securities.

Investments for which we had changed our intent to hold to recovery totaled $1.04 billion and $996 million as of March 31, 2009 and December 31, 2008, respectively.  The primary drivers of the change were as follows:

•                  $676 million in additions of individually identified fixed income securities as a result of ongoing reviews of our portfolios.

•                  We sold approximately $168 million, recognizing net capital gains of $10 million.  The sales included approximately $50 million from risk mitigation and return optimization programs which recognized $9 million in net realized capital losses.

•                  We re-designated approximately $334 million of investments to intent to hold to recovery due to our inability to dispose of them for values equal to or greater than our view of their intrinsic value.  Of these assets $37 million were related to risk mitigation and return optimization programs and $297 million were related to individual identification.

•                  Valuation adjustments and other charges, including change in intent write-downs totaled $138 million.

Valuation and settlement of derivative instruments net realized capital gains totaling $91 million for the three months ended March 31, 2009 included $103 million of gains on the valuation of derivative instruments and $12 million of losses on the settlement of derivative instruments.  For the three months ended March 31, 2008, net realized capital losses on the valuation and settlement of derivative instruments totaled $300 million.

At March 31, 2009, our securities with embedded options totaled $1.38 billion and decreased in fair value from December 31, 2008 by $80 million, comprised of realized capital losses on valuation of $23 million, net sales activity of $46 million, and unrealized net capital losses reported in other comprehensive income (“OCI”) of $11 million for the host securities.  Net unrealized capital losses were further decreased by $1 million due to amortization and impairment write-downs on the host securities.  The change in fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in value of the host securities is reported in OCI.  Total amortized cost exceeded total fair value by $58 million at March 31, 2009.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity unless the issuer of the note defaults.  Total par value exceeded fair value by $365 million at March 31, 2009.

Gains from the risk reduction programs, primarily in our equity hedge program and duration management program, were related to declines in the fair value of S&P related securities and increasing interest rates, respectively.

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

	Three months ended March 31,
	2009			2008
($ in millions)	Valuation	Settlements	Total	Total	2009 Explanations
Risk reduction
Property-Liability
Portfolio duration management	$—	$(6)	$(6)	$(55)

Municipal interest rate swaps are used to offset the effects of changing interest rates on a portion of the Property-Liability fixed income portfolio that is reported in unrealized net capital gains or losses in OCI. The 2009 year-to-date (“YTD”) settlement loss on municipal interest rate swaps resulted from decreases in municipal interest rates.

Interest rate spike exposure	(11)	—	(11)	(16)

Interest rate swaption contracts, with approximately one-year terms, and exchange traded options on treasury futures, with three month terms, provide an offset to declining fixed income market values resulting from potential rising interest rates. As of March 31, 2009, notional of our over-the-counter (“OTC”) swaption positions totaled $18.50 billion and notional of our exchange traded options totaled $4.00 billion. Exchange traded options on treasury futures are utilized to supplement the protection provided by swaption contracts without increasing the counterparty risk associated with OTC contracts. The 2009 YTD valuation loss primarily relates to a loss on options on treasury futures partially offset by gains on swaptions. Loss on options on treasury futures resulted from a decrease in volatility and a decrease in interest rates since the contracts were acquired. The gain on swaptions relates to an increase in interest rates during the quarter. If interest rates do not increase above the strike rate, the maximum remaining potential loss in 2009 is limited to the remaining unrecognized premium cost of  $60 million at March 31, 2009.

Hedging unrealized gains on equity securities	27	36	63	33

Short S&P futures were primarily used to protect unrealized gains on our equity securities portfolio reported in unrealized net capital gains or losses in accumulated OCI. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. The 2009 YTD settlement gains on futures offset the decline in our unrealized gains on equity securities as equity markets declined. Exchange traded put options provide an offset to significant declines in equity market values below a targeted level. Options can expire, terminate early or the option can be exercised. If the equity index does not fall below the put’s strike price, the loss on purchased puts is limited to the amount of unrecognized premium of $193 million. The 2009 YTD valuation gain on options partially offset the decrease in our unrealized gains on equity portfolios as equity markets decreased during the year.

Foreign currency contracts	—	—	—	(16)

Credit risk reduction	11	(3)	8	11	Valuation gain is the result of widening credit spreads on referenced credit entities.

Allstate Financial
Duration gap management	82	(8)	74	(38)

Interest rate caps, floors and swaps are used by Allstate Financial to balance interest-rate sensitivities of its assets and liabilities. The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration. The contracts can be terminated and settled at anytime with a minimal additional cost. The loss on caps and floors would be limited to the amount of unrecognized premium of $3 million. The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts. The 2009 YTD gains, resulting from increasing interest rates, are offset in net unrealized capital gains and losses in OCI to the extent it relates to changes in risk-free rates.

Anticipatory hedging	(5)	(11)	(16)	37

Futures are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments unrealized loss in OCI. The 2009 YTD losses reflect increases in risk-free interest rates on a net long position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	(2)	—	(2)	(10)

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to decreases in volatility.

Hedging unrealized gains on equity indexed notes	—	3	3	—

	Three months ended March 31,
	2009			2008
	Valuation	Settlements	Total	Total	2009 Explanations
Hedge ineffectiveness	(1)	—	(1)	(16)	The hedge ineffectiveness of $(1) million includes $22 million in realized capital losses on swaps that were offset by $21 million in realized capital gains on the hedged risk.

Foreign currency contracts	—	1	1	(3)

Credit risk reduction	39	(4)	35	—	Valuation gain is the result of widening credit spreads on referenced credit entities.

Other	—	—	—	(32)
Total Risk reduction	140	8	148	(105)

Income generation
Asset replication - credit exposure

The 2009 YTD changes in valuation are due to the widening credit spreads on referenced credit entities, and would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs. As of March 31, 2009, we had $995 million of notional outstanding. For a further discussion on CDS, see Note 5 of the condensed consolidated financial statements and the CDS section of the Investment section of the MD&A.

Property-Liability	(7)	(2)	(9)	(18)
Allstate Financial	(7)	1	(6)	(15)
Total	(14)	(1)	(15)	(33)

Asset replication - equity exposure					Exchange traded equity index future contracts are used to replicate equity market returns. The 2009 YTD losses reflect a decrease in the related equity index during the quarter.
Property-Liability	—	(19)	(19)	—

Commodity derivatives - Property-Liability	—	—	—	—
Total Income generation	(14)	(20)	(34)	(33)

Accounting
Equity indexed notes - Allstate Financial	(26)	—	(26)	(86)

Equity-indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon sale or maturity. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $219 million at March 31, 2009. Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the March 31, 2009 and December 31, 2008 holdings, respectively.

					($ in millions)	March 31, 2009	Change in fair value	Change due to net sale activity	December 31, 2008
					Par value	$725	$—	$(75)	$800
					Amortized cost of host contract	$460	$5	$(31)	$486
					Fair value of equity- indexed call option	87	(26)	(19)	132
					Total amortized cost	$547	$(21)	$(50)	$618
					Total fair value	$506	$(66)	$(61)	$633
					Unrealized gain/(loss)	$(41)	$(45)	$(11)	$15

Conversion options in fixed income securities Property-Liability	—	—	—	(51)

Convertible bonds are fixed income securities that contain embedded options. Changes in valuation of the embedded options are reported in realized capital gains and losses. The results generally track the performance of underlying equities. Valuation gains and losses are converted into cash upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $146 million at March 31, 2009. Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. As a result of this process, three issues were written-down during first quarter of 2009. The following table compares the March 31, 2009 and December 31, 2008 holdings, respectively.

Allstate Financial	3	—	3	(25)
Total	3	—	3	(76)

	Three months ended March 31,
	2009				2008
	Valuation	Settlements	Total		Total	2009 Explanations
						($ in millions)	March 31, 2009	Change in fair value	Change due to net sale activity	December 31, 2008
						Par value	$1,019	$—	$14	$1,005
						Amortized cost of host contract	$674	$(6)	$18	$662
						Fair value of conversion option	216	3	12	201
						Total amortized cost	$890	$(3)	$30	$863
						Total Fair value	$873	$32	$15	$826
						Unrealized gain/(loss)	$(17)	$35	$(15)	$(37)

Total Accounting	(23)	—	(23)		(162)

Total	$103	$(12)	$91	(1)	$(300)
Total Property-Liability	$20	$6	$26		$(143)
Total Allstate Financial	$83	$(18)	$65		$(157)

(1)	Does not include $4 million of derivative gains related to the termination of a fair value hedge which is included in sales and reported with the hedged risk.

Included in the table above are net realized capital gains on the valuation and settlement of derivative instruments related to our risk mitigation and return optimization programs totaling $61 million for the three months ended March 31, 2009.  These realized capital gains and losses are detailed in the following table for the three months ended March 31, 2009.

($ in millions)	Valuation	Settlement	Total
Portfolio duration management	$—	$(6)	$(6)
Interest rate spike exposure	(11)	—	(11)
Hedging unrealized gains on equity securities	27	17	44
Credit risk hedging	37	(3)	34
Total	$53	$8	$61

Fair Value of Assets and Liabilities

We employ independent third-party valuation service providers, broker quotes and internal pricing methods to determine fair values, which provide a single quote or price for each financial instrument.  We obtain or calculate only one quote or price per instrument.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For the majority of the Company’s financial assets, all significant inputs are based on market observable data and significant management judgment does not affect the periodic determination of fair value.  The determination of fair value using discounted cash flow models involves management judgment when significant model inputs are not based on market observable data.  However, where market observable data is available, it takes precedence, and as a result, no range of reasonably likely inputs exists, from which the basis of a sensitivity analysis could be constructed.

There are two situations where discounted cash flow models are used, each of which utilizes a significant input that is not market observable.  In the first situation, internal models use internally assigned credit ratings as inputs in the valuation of privately placed securities.  Our internal ratings are developed at a more finite level than NAIC ratings (e.g., an NAIC rating of 1 includes securities rated triple, double and single A by a nationally recognized statistical rating organization (“NRSRO”)).  We believe these internal ratings provide for a more reliable estimate of fair value since we can more precisely match these ratings to other market observable valuation inputs, such as credit and liquidity spreads, for performing these valuations.  The second situation where a discounted cash flow model utilizes a significant input that is not market observable relates to the determination of fair value for our ARS backed by student loans.  The assumption is the anticipated date liquidity will return to this market (i.e., when auction failures will cease).  Determination of this assumption allows for matching to market observable inputs when performing these valuations.

The following table displays the sensitivity of reasonably likely changes in these assumptions as of March 31, 2009.  The selection of these hypothetical scenarios should not be construed as an indication that it would be reasonably likely that all securities would be similarly affected or as our prediction of future events, but only as an illustration of the estimated potential proportional effect of alternative assumptions.

($ in millions)

Privately placed securities with internally assigned credit ratings	$7,772
Percentage change in fair value resulting from:
Increase in internal ratings one rating notch	2.2%
Decrease in internal ratings one rating notch	(4.4)%

ARS backed by student loans at fair value	$1,590
Percentage change in fair value resulting from:
Decrease in assumption by five months for the anticipated date liquidity will return to this market	1.6%
Increase in assumption by five months for the anticipated date liquidity will return to this market	(1.6)%

The following table provides additional details regarding Level 1, 2 and 3 assets and liabilities by their classification in the Condensed Consolidated Statement of Financial Position at March 31, 2009.  For further discussion of Level 1, 2 and 3 assets and liabilities, see Note 4 of the condensed consolidated financial statements.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting (1)	Balance as of March 31, 2009

Assets
Fixed income securities:
U.S. government and agencies	$1,032	$2,947	$—		$3,979
Municipal	—	19,657	805		20,462
Municipal - ARS	—	45	1,590		1,635
Corporate - public	—	15,413	458		15,871
Corporate privately placed securities	—	3,078	9,360		12,438
Foreign government	—	2,475	—		2,475
MBS	—	3,801	340		4,141
Alt-A	—	—	494		494
CMBS	—	2,886	775		3,661
ABS RMBS	—	—	1,672		1,672
Other CDO	—	—	629		629
ABS - Credit card, auto and student loans	—	208	310		518
Other ABS	—	—	440		440
Preferred stock	—	21	2		23
Total fixed income securities	1,032	50,531	16,875		68,438

Equity securities:
U.S. equities	1,930	1	34		1,965
International equities	213	79	30		322
Other	—	114	9		123
Total equity securities	2,143	194	73		2,410

Short-term investments:
Commercial paper and other	—	7,718	—		7,718
Money market funds	407	—	—		407
Total short-term investments	407	7,718	—		8,125

Other investments:
Free-standing derivatives	—	737	69	$(376)	430
Total other investments	—	737	69	(376)	430
Separate account assets	7,375	—	—		7,375
Other assets	2	—	3		5
Total recurring basis assets	10,959	59,180	17,020	(376)	86,783
Non-recurring basis (2)	—	—	438		438
Total assets at fair value	$10,959	$59,180	$17,458	$(376)	$87,221
% of total assets at fair value	12.6%	67.8%	20.0%	(0.4)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(51)	$(291)		$(342)

Other liabilities:
Free-standing derivatives	(1)	(963)	(172)	$364	(772)
Total liabilities at fair value	$(1)	$(1,014)	$(463)	$364	$(1,114)
% of total liabilities at fair value	0.1%	91.0%	41.6%	(32.7)%	100.0%

(1)

In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, we net all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At March 31, 2009, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $12 million.

(2)

Includes $182 million of mortgage loans, $245 million of limited partnership interests and $11 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table provides additional details regarding Level 1, 2 and 3 assets and liabilities by their classification as of December 31, 2008.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting (1)	Balance as of December 31, 2008
Assets
Fixed income securities:
U.S. government and agencies	$662	$3,572	$—		$4,234
Municipal	—	19,323	793		20,116
Municipal - ARS	—	62	1,670		1,732
Corporate - public	—	14,132	486		14,618
Corporate privately placed securities	—	3,300	9,709		13,009
Foreign government	—	2,675	—		2,675
MBS	—	3,577	333		3,910
Alt-A	—	—	582		582
CMBS	—	3,389	457		3,846
ABS RMBS	—	—	2,073		2,073
Other CDO	—	—	778		778
ABS - Credit card, auto and student loans	—	73	410		483
Other ABS	—	—	526		526
Preferred stock	—	24	2		26
Total fixed income securities	662	50,127	17,819		68,608

Equity securities:
U.S. equities	2,260	1	37		2,298
International equities	217	96	29		342
Other	—	157	8		165
Total equity securities	2,477	254	74		2,805

Short-term investments:
Commercial paper and other	—	8,343	—		8,343
Money market funds	563	—	—		563
Total short-term investments	563	8,343	—		8,906

Other investments:
Free-standing derivatives	—	812	13	$(525)	300
Total other investments	—	812	13	(525)	300
Separate account assets	8,239	—	—		8,239
Other assets	—	—	1		1
Total recurring basis assets	11,941	59,536	17,907	(525)	88,859

Non-recurring basis (2)	—	—	301		301
Total assets at fair value	$11,941	$59,536	$18,208	$(525)	$89,160
% of total assets at fair value	13.4%	66.8%	20.4%	(0.6)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(37)	$(265)		$(302)

Other liabilities:
Free-standing derivatives	—	(1,177)	(114)	$505	(786)
Total liabilities at fair value	$—	$(1,214)	$(379)	$505	$(1,088)
% of total liabilities at fair value	—%	111.6%	34.8%	(46.4)%	100.0%

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

(2)

Includes $165 million of mortgage loans, $121 million of limited partnership interests and $15 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table provides a summary of changes in fair value during the three-month period ended March 31, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in Net income for financial
($ in millions)	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of March 31, 2009		instruments still held at March 31, 2009 (3)
Assets
Fixed income securities:
Municipal	$793	$1	$26	$25	$(40)	$805		$1
Municipal – ARS	1,670	—	(60)	(16)	(4)	1,590		—
Corporate - public	486	(16)	(8)	(3)	(1)	458		(16)
Corporate privately placed securities	9,709	(34)	60	(323)	(52)	9,360		(33)
MBS	333	—	(5)	23	(11)	340		—
Alt–A	582	(22)	(21)	(45)	—	494		(27)
CMBS	457	(34)	(81)	(5)	438	775		(17)
ABS RMBS	2,073	18	(298)	(121)	—	1,672		15
Other CDO	778	(139)	(2)	(4)	(4)	629		(139)
ABS – Credit card, auto and student loans	410	—	13	(40)	(73)	310		—
Other ABS	526	(1)	7	(92)	—	440		(1)
Preferred stock	2	—	—	—	—	2		—
Total fixed income securities	17,819	(227)	(369)	(601)	253	16,875		(217)
Equity securities	74	—	(4)	3	—	73		—
Other investments:
Free-standing derivatives, net	(101)	6	—	(8)	—	(103	)(2)	8
Other assets	1	2	—	—	—	3		2
Total recurring Level 3 assets	$17,793	$(219)	$(373)	$(606)	$253	$16,848		$(207)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(265)	$(25)	$—	$(1)	$—	$(291)		$(25)
Total recurring Level 3 liabilities	$(265)	$(25)	$—	$(1)	$—	$(291)		$(25)

(1)

The effect to net income totals $(244) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(268) million in realized capital gains and losses; $50 million in net investment income; $(1) million in interest credited to contractholder funds; and $(25) million in life and annuity contract benefits.

(2)	Comprises $69 million of assets and $(172) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(232) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(257) million in realized capital gains and losses; $50 million in net investment income; and $(25) million in life and annuity contract benefits.

The following table provides a summary of changes in fair value during the three-month period ended March 31, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in Net income for financial
($ in millions)	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of March 31, 2008		instruments still held at March 31, 2008 (3)
Assets
Fixed income securities:
Municipal	$991	$5	$(16)	$27	$(16)	$991		$—
Municipal – ARS	486	—	—	(36)	36	486		—
Corporate - public	810	(36)	(1)	(18)	37	792		(45)
Corporate privately placed securities	12,058	(91)	(1)	(97)	143	12,012		(97)
Foreign government	19	1	—	(6)	—	14		1
MBS	96	(3)	(1)	(45)	(21)	26		—
Alt–A	1,347	(88)	(162)	(41)	—	1,056		(88)
CMBS	833	2	(152)	(14)	1	670		3
ABS RMBS	3,962	(112)	(329)	(169)	—	3,352		(95)
Other CDO	2,010	—	(256)	(14)	—	1,740		—
ABS – Credit card, auto and student loans	420	—	(25)	(47)	(103)	245		—
Other ABS	1,339	(11)	(34)	(216)	103	1,181		(12)
Preferred stock	1	—	—	—	—	1		—
Total fixed income securities	24,372	(333)	(977)	(676)	180	22,566		(333)
Equity securities	129	(1)	(6)	13	(7)	128		(1)
Other investments:
Free-standing derivatives, net	10	(52)	—	3	—	(39	)(2)	(38)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 assets	$24,513	$(386)	$(983)	$(660)	$173	$22,657		$(372)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(14)	$—	$—	$—	$(10)		$(14)
Total recurring Level 3 liabilities	$4	$(14)	$—	$—	$—	$(10)		$(14)

(1)

The effect to net income totals $(400) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(395) million in realized capital gains and losses; $13 million in net investment income; $(9) million in interest credited to contractholder funds; and $(9) million in life and annuity contract benefits.

(2)	Comprises $46 million of assets and $(85) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(386) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(384) million in realized capital gains and losses; $13 million in net investment income; $(6) million in interest credited to contractholder funds; and $(9) million in life and annuity contract benefits.

Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and unrealized gains and losses in the quarter of transfer are reflected in the table above.

We have two different situations where we have classified investments as Level 3.  The first is where quotes continue to be received from independent third-party valuation service providers, as all significant inputs are market observable, but there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate.  Among the indicators we consider in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the following:

•                  Level of new issuances in the primary market;

•                  Trading volume in the secondary market;

•                  Level of credit spreads over historical levels;

•                  Bid-ask spread, and

•                  Price consensus among market participants and sources.

When transferring these securities into Level 3 due to a significant decrease in the volume and level of activity, we do not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers.  Accordingly, for securities included within this group, there was no change in fair value for a change in model resulting in a gain or loss.

The second situation where we have classified securities in Level 3 is where specific inputs to our fair value estimation models which are considered significant are not market observable.  This has occurred in three principal categories.  The first is for certain of our privately placed securities for which we utilize internally developed ratings.  The second is broker quotes.  Privately placed securities valued using internally developed ratings and securities valued using broker quotes were assigned to Level 3 when we initially assigned the hierarchy in the first quarter of 2008.  The third is our ARS backed by student loans for which a principal assumption, the anticipated date liquidity will return to this market, is not market observable.

Transfers into Level 3 involving a change in valuation method during the year ended December 31, 2008 included ARS in the second quarter of 2008 when our independent third-party valuation service provider could no longer provide quotes due to the failure of auctions caused by the absence of institutional investors and broker-dealers participating in this market.  We migrated from the use of market prices for completed transactions to a discounted cash flow model which resulted in the recognition of an unrealized capital loss of $59 million as of June 30, 2008.  In addition, transfers into Level 3 of individual instruments occur when a specific input is not market observable such as situations where a fair value quote is not provided by our independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote resulting in the security being classified as Level 3.  A quote utilizing the new pricing source is not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities, while included in the table above, are not ascertainable and are not significant.

Due to the reduced availability of actual market prices or relevant market observable inputs as a result of the decrease in liquidity that has been experienced in the market, all ABS RMBS and Alt-A and certain ABS, certain ARS backed by student loans and certain CMBS are categorized as Level 3.  Transfers into and out of Level 3 during the three months ended March 31, 2009 are attributable to a change in the availability of market observable information for individual securities within the respective categories.

The following table presents fair value as a percent of par value and amortized cost for Level 3 investments at March 31, 2009.

($ in millions)	Fair value	Fair value as a percent of par value	Fair value as a percent of amortized cost
Fixed income securities:
Municipal	$805	78.8%	81.5%
Municipal - ARS	1,590	87.1	87.1
Corporate - public	458	67.1	90.3
Corporate privately placed securities	9,360	84.8	91.3
MBS	340	68.8	69.7
Alt-A	494	47.3	69.2
CMBS	775	29.2	32.0
ABS RMBS	1,672	45.2	54.3
Other CDO	629	28.2	36.2
ABS - Credit card, auto and student loans	310	80.3	83.6
Other ABS	440	62.2	76.0
Preferred stock	2	100.0	100.0
Total fixed income securities	16,875	65.4	73.5
Equity securities:
U.S. equities	34	N/A	89.5
International equities	30	N/A	93.8
Other	9	N/A	100.0
Total equity securities	73	N/A	92.4
Other investments:
Free-standing derivatives	69	N/A	100.0
Total other investments	69	N/A	100.0
Sub-total recurring Level 3 investments	17,017	66.0	73.6
Non-recurring basis	438	N/A	100.0
Total Level 3 investments	$17,455	67.7	74.1

Non-recurring investments include certain mortgage loans, limited partnership interests and other investments remeasured at fair value due to our change in intent write-downs and other-than-temporary impairments at March 31, 2009.

DEFERRED TAXES

 We evaluate whether a valuation allowance for our deferred tax assets is required each reporting period.  A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  In determining whether a valuation allowance is needed, all available evidence is considered.  This includes the potential for capital and ordinary loss carryback, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences.

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

With respect to our evaluation of the need for a valuation allowance related to other capital losses that have not yet been recognized for tax purposes, we utilize prudent and feasible tax planning strategies.  These include strategies that optimize the ability to carry back capital losses as well as the ability to offset future capital losses with capital gains that could be recognized for tax purposes.  We have remaining capital loss carryback capacity of $1.44 billion from 2007.

The total deferred tax valuation allowance is $379 million at March 31, 2009 compared to $49 million at December 31, 2008.  Included in the $379 million valuation allowance at March 31, 2009 is $370 million relating to the deferred tax asset on capital losses that have not yet been recognized for tax purposes.  The increase of $330 million during the first quarter of 2009 includes $254 million that is recorded as income tax expense on the Condensed Consolidated Statements of Operations and $76 million that is included as a component of accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Position as of March 31, 2009.  Of the $254 million, $142 million is attributable to Allstate Financial, resulting from investment write-downs that are not currently deductible for tax purposes.  $112 million is attributable to Property-Liability, relating to unrealized losses on equity securities as of December 31, 2008 for which we are no longer able to demonstrate a tax planning offset with future capital gains.  The increase of $76 million recorded as a charge to other comprehensive income is primarily attributable to Property-Liability and resulted from an increase in unrealized capital losses on equity securities.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•      Shareholders’ equity as of March 31, 2009 was $12.24 billion, a decrease of 3.2% from $12.64 billion as of December 31, 2008.

•      Deployable invested assets at the parent holding company level totaled $3.35 billion at March 31, 2009 compared to $3.64 billion at December 31, 2008.

•      As of March 31, 2009, AIC statutory surplus is approximately $13.0 billion compared to $13.0 billion at December 31, 2008.  These amounts include ALIC’s statutory surplus of approximately $3.4 billion at March 31, 2009, compared to $3.2 billion at December 31, 2008.

•      At March 31, 2009, we held 24.3% of our total consolidated cash and investment portfolio, or $23.05 billion, in cash and other liquid investments that are saleable within one quarter.

•      In March 2009, the Corporation and AIC completed a previously approved capital contribution of $250 million of cash to ALIC.

•      In the first quarter of 2009, we revised our shareholder dividend to $0.20 from $0.41.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	March 31, 2009	December 31, 2008
Common stock, retained income and other shareholders’ equity items	$17,081	$17,442
Accumulated other comprehensive income	(4,839)	(4,801)
Total shareholders’ equity	12,242	12,641
Debt	5,659	5,659
Total capital resources	$17,901	$18,300

Ratio of debt to shareholders’ equity	46.2%	44.8%
Ratio of debt to capital resources	31.6%	30.9%

Shareholders’ equity decreased in the first three months of 2009, due to a net loss, dividends paid to shareholders and increases in unrealized net capital losses on investments.

Share repurchases We suspended our $2.00 billion share repurchase program in October, 2008 and did not complete it by the target date of March 31, 2009.

In the first quarter of 2009, we revised our shareholder dividend to $0.20 from $0.41.

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

On February 2, 2009, A.M. Best affirmed The Allstate Corporation’s debt rating of a- as well as the A+ financial strength ratings of AIC and ALIC.  A.M. Best also affirmed the commercial paper rating of AMB-1.  The outlook for all ratings remained stable. On January 29, 2009, S&P downgraded the rating for The Allstate Corporation to A- from A+, the financial strength ratings for AIC and ALIC to AA- from AA, and the commercial paper rating of The Allstate Corporation to A-2 from A-1.  The outlook for all ratings remained negative.  On January 29, 2009, Moody’s downgraded the rating for The Allstate Corporation to A3 from A2, the financial strength rating of AIC to Aa3 from Aa2, the financial strength rating of ALIC to A1 from Aa3, and the commercial paper rating of The Allstate Corporation to P-2 from P-1.  The outlook for all ratings was revised to stable from negative.

We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings.  The ratings of these groups are influenced by the risks that relate specifically to each group.

Effective May 8, 2008, ALIC, AIC and The Allstate Corporation (the “Corporation”) entered into a one-year Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) replacing the Intercompany Liquidity Agreement between ALIC and AIC, dated January 1, 2008.  The agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  It shall be automatically renewed for subsequent one-year terms unless terminated by the parties.  The Liquidity Agreement does not establish a commitment to advance funds on the part of either party.  ALIC and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  AIC also has a capital support agreement with ALIC effective December 14, 2007.  Under the capital support agreement, AIC is committed to provide capital to ALIC to allow for profitable growth while maintaining an adequate capital level.  The maximum amount of potential funding under the intercompany and capital support agreements is $1.00 billion.

In addition to the Liquidity Agreement, the Corporation also has an intercompany loan agreement with certain of its subsidiaries, which include, but are not limited to, AIC and ALIC.  The amount of intercompany loans available to the Corporation’s subsidiaries is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion.  The Corporation may use commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

Allstate’s domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.  As of March 31, 2009, AIC’s statutory surplus is approximately $13.0 billion compared to $13.0 billion at December 31, 2008.  These amounts include ALIC’s statutory surplus of approximately $3.4 billion at March 31, 2009, compared to $3.2 billion at December 31, 2008.

Liquidity Sources and Uses

We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  In anticipation of continued volatility and illiquidity in the financial markets, we continue to take the following actions to enhance our economic and liquidity position pending a return to normal capital market conditions.

•      Managing our gross exposure to our largest tail risk exposures: interest rate, equity, and catastrophes through active management of our investment and product portfolios as well as further mitigation through hedging and reinsurance.

•      Accumulating higher cash and short-term investment positions convertible to cash from asset sales, principal and interest receipts, calls, maturities and other cash inflows from our investment portfolio.

•      Reducing our securities lending program to $291 million as of March 31, 2009 from $364 million as of December 31, 2008 and $3.24 billion as of March 31, 2008.  By reducing the securities lending program, we gained additional direct access to our liquid investments.

•      Suspension of share repurchase program.

•      On February 25, 2009, we announced that our first quarter shareholder dividend was being revised to $0.20 from $0.41.

  We believe that these actions will provide us with a greater level of flexibility necessary to operate in the current market environment.  If market conditions warrant, we may take additional actions to enhance our liquidity position including:

•      Continued retention of portfolio cash flows including approximately $10.27 billion of expected inflows from upcoming maturities, calls and prepayments on fixed income securities, mortgage loans and bank loans, and interest receipts on investments over the next twelve months.  Expected interest receipts include amounts related to floating rate investments for which the interest rate fluctuates in accordance with market interest rates.  Our expectation is based on market interest rates as of March 31, 2009.  Further, these expected portfolio cash flows are based on investments as of March 31, 2009 and were determined without regard to increases in the portfolio for reasons such as the reinvestment of portfolio cash flows or decreases due to reductions in outstanding contractholder funds obligations.

•      The sale of fixed income securities (government, municipal and investment grade corporate bonds) with unrealized capital gains at March 31, 2009.

With a focus on preserving capital, we consider investments which are convertible to cash without generating significant additional net realized capital losses as liquidity sources.  The following table presents cash and short-term positions convertible to cash, and certain other liquid investments meeting this criteria.

	As of March 31, 2009
($ in millions)	Property- Liability	Allstate Financial	Corporate and Other	Consolidated
Cash and short-term positions convertible to cash available same day/next day	$921	$3,122	$1,801	$5,844
Other highly liquid investments (1)	3,357	2,394	294	6,045
Other liquid investments (2)	6,718	3,560	883	11,161
Total liquid	$10,996	$9,076	$2,978	$23,050

Percent of total consolidated cash and investments				24.3%

(1)   Other highly liquid investments are defined as assets that are generally saleable within one week, and primarily include U.S. government and agencies bonds of $2.11 billion, municipal bonds of $1.02 billion, common equity securities of $863 million,  agency pass through securities of $697 million, short-term investments of $603 million and corporate bonds of $504 million.  The amounts shown in the table above represent the amount of our holdings in these assets, excluding any holdings with restrictions.

(2)   Other liquid investments are defined as assets that are saleable within one quarter, and primarily include municipal bonds of $5.15 billion, short-term investments of $1.81 billion, corporate bonds of $1.77 billion, agency pass through securities of $1.05 billion and U.S. government and agencies bonds of $556 million.  The amounts shown in the table above represent the amount that we believe could be sold during the second quarter of 2009, excluding any holdings with restrictions.

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

To increase new money for investing, we completed actions to accelerate refunds from the overpayment of 2008 estimated taxes as well as the carryback of 2008 Allstate Financial ordinary losses and Property-Liability capital losses to prior tax years.  This resulted in tax refunds received during the first quarter of 2009 of $1.29 billion.  There is remaining capital loss carryback capacity of $1.44 billion from 2007.

Parent Company Capital Capacity  At the parent holding company level, we have deployable cash and investments totaling $3.35 billion as of March 31, 2009.  These assets include highly liquid securities that are generally saleable within one week totaling $2.10 billion, additional liquid investments that are saleable within one quarter totaling $883 million, and $368 million of investments that trade in illiquid markets.  This provides funds for the parent company’s relatively low fixed charges, estimated at $650 million for the next twelve months, and $750 million of debt maturing in December 2009, to the extent not refinanced prior to maturity.

In March 2009, the Corporation and AIC completed a previously approved capital contribution of $250 million of cash to ALIC.  This capital contribution was funded by a dividend of $250 million paid to the Corporation in cash by Kennett Capital Holdings, LLC, a wholly owned subsidiary of the Corporation.

The Corporation has access to additional borrowing to support liquidity as follows:

•      A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2009, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•      Our primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  None of the borrowing capacity under this credit facility has been utilized.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at March 31, 2009 was 21.1%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under this line of credit during the first three months of 2009.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•      A universal shelf registration statement was filed with the Securities and Exchange Commission in May 2006 and will expire May 2009.  In April 2009, our board of directors approved the filing of a replacement universal shelf registration and we expect to file it in May 2009 before the current shelf registration expires.  We can use our current shelf registration to issue an unspecified amount of debt securities, common stock (including 364 million shares of treasury stock as of March 31, 2009), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity Exposure  Contractholder funds as of March 31, 2009 were $56.62 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions at March 31, 2009.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$11,677	20.6%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	25,250	44.6
Market value adjustments (2)	9,584	16.9
Subject to discretionary withdrawal without adjustments	10,110	17.9
Total contractholder funds (3)	$56,621	100.0

(1)   Includes $11.04 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)   $8.01 billion of the contracts with market value adjusted surrenders have a 30-45 day period during which there is no surrender charge or market value adjustment.

(3)   Includes $1.64 billion of contractholder funds on variable annuities reinsured to Prudential effective June 1, 2006.

While we are able to quantify remaining scheduled maturities for our institutional products of $1.34 billion in 2009, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 8.0% in the first quarter of 2009 compared to the same period of 2008.  The annualized surrender and partial withdrawal rate on deferred annuities, interest-sensitive life insurance and Allstate Bank products, based on the beginning of year contractholder funds, was 11.1% and 10.9% for the three months ended of 2009 and 2008, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements backing medium-term notes.  As of March 31, 2009, total institutional products outstanding were $7.02 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of March 31, 2009.

($ in millions)
2009	$1,339
2010	3,049
2011	760
2012	40
2013	1,750
2016	85
$7,023

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

The following table summarizes consolidated cash flow activities by business segment.

	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
($ in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Net cash provided by (used in):
Operating activities	$432	$432	$928	$510	$162	$178	$1,522	$1,120
Investing activities	(118)	255	1,136	84	331	(229)	1,349	110
Financing activities	(9)	1	(2,217)	(640)	(223)	(643)	(2,449)	(1,282)
Net increase (decrease) in consolidated cash							$422	$(52)

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Operating cash flows for Property-Liability in the first three months of 2009 were comparable to the first three months of 2008.

Cash used in investing activities in the first three months of 2009 compared to cash provided by investing activities in the first three months of 2008 was primarily due to lower sales of fixed income and equity securities and increases in fixed income securities purchases partially offset by net change in short-term investments.

Allstate Financial  Higher operating cash flows for Allstate Financial in the first three months of 2009 compared to the first three months of 2008 were primarily related to income tax refunds received in the first quarter of 2009 in connection with our actions to accelerate refunds from the overpayment of 2008 estimated taxes as well as the carryback of 2008 ordinary losses to prior tax years.  The favorable impact of these tax refunds was partially offset by lower net investment income.

Cash flows provided by investing activities increased in the first three months of 2009 compared to the first three months of 2008, primarily due to reductions of short-term investments to fund reductions in contractholder funds, partially offset by higher operating cash flows.

Higher cash flows used in financing activities in the first three months of 2009 compared to the first three months of 2008 were primarily due to the absence of issuances of institutional products in the first quarter of 2009 compared to $1.66 billion in the first quarter of 2008.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 9 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below), in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of The Allstate Corporation Annual Report on Form 10-K for 2008.

A large scale pandemic, the continued threat of terrorism, and ongoing military actions may adversely affect the level of claim losses we incur and the value of our investment portfolio

A global pandemic and the continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a global pandemic or the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that a global pandemic or a terrorist act occurs, both Allstate Protection and Allstate Financial could be adversely affected, depending on the nature of the event.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2009 - January 31, 2009	3,804	$33.2600	—	$928 million
February 1, 2009 - February 28, 2009	170,815	$18.4400	—	$928 million
March 1, 2009 - March 31, 2009	—	$—	—	$928 million
Total	174,619	$18.7628	—

(1)

In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

January:        3,804

February:  170,815

March:           none

(2)	Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

On October 22, 2008, Allstate announced the suspension of the $2.00 billion share repurchase program and did not complete it by the target date of March 31, 2009.  The $2.00 billion share repurchase program was announced on February 26, 2008.

Item 6.	Exhibits

	(a)	Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 7, 2009	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10	Offer letter dated September 9, 2007 to Michele C. Mayes.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 6, 2009, concerning unaudited interim financial information.

31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1