Form 10-Q
period 2009-06-30
ALLSTATE CORP
filed 2009-08-05
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of July 31, 2009, the registrant had 536,387,353 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums earned	$6,560	$6,750	$13,142	$13,514
Life and annuity premiums and contract charges	494	471	978	923
Net investment income	1,108	1,412	2,284	2,938
Realized capital gains and losses:
Total other-than-temporary impairment losses	(471)	(1,265)	(1,196)	(1,723)
Portion of loss recognized in other comprehensive income	154	--	154	--
Net other-than-temporary impairment losses recognized in earnings	(317)	(1,265)	(1,042)	(1,723)
Sales and other realized capital gains and losses	645	50	1,011	(147)
Total realized capital gains and losses	328	(1,215)	(31)	(1,870)
	8,490	7,418	16,373	15,505

Costs and expenses
Property-liability insurance claims and claims expense	5,002	4,776	9,722	9,452
Life and annuity contract benefits	407	395	794	792
Interest credited to contractholder funds	561	563	1,140	1,187
Amortization of deferred policy acquisition costs	1,229	959	2,626	2,034
Operating costs and expenses	702	728	1,503	1,520
Restructuring and related charges	32	(5)	77	(6)
Interest expense	97	88	185	176
	8,030	7,504	16,047	15,155
Gain (loss) on disposition of operations	1	--	4	(9)

Income (loss) from operations before income tax expense (benefit)	461	(86)	330	341

Income tax expense (benefit)	72	(111)	215	(32)

Net income	$389	$25	$115	$373

Earnings per share:

Net income per share - Basic	$0.72	$0.05	$0.21	$0.67

Weighted average shares - Basic	539.8	551.8	539.3	556.3

Net income per share - Diluted	$0.72	$0.05	$0.21	$0.67

Weighted average shares - Diluted	540.6	553.8	540.1	558.3

Cash dividends declared per share	$0.20	$0.41	$0.40	$0.82

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30,	December 31,
	2009	2008
Assets	(unaudited)
Investments:
Fixed income securities, at fair value (amortized cost $79,890 and $77,104)	$72,766	$68,608
Equity securities, at fair value (cost $3,483 and $3,137)	3,297	2,805
Mortgage loans	9,406	10,229
Limited partnership interests	2,464	2,791
Short-term, at fair value (amortized cost $6,070 and $8,903)	6,070	8,906
Other	2,455	2,659
Total investments	96,458	95,998
Cash	667	415
Premium installment receivables, net	4,794	4,842
Deferred policy acquisition costs	8,228	8,542
Reinsurance recoverables, net	6,621	6,403
Accrued investment income	859	884
Deferred income taxes	2,710	3,794
Property and equipment, net	1,031	1,059
Goodwill	874	874
Other assets	2,656	3,748
Separate Accounts	8,193	8,239
Total assets	$133,091	$134,798

Liabilities
Reserve for property-liability insurance claims and claims expense	$19,271	$19,456
Reserve for life-contingent contract benefits	12,835	12,881
Contractholder funds	53,999	58,413
Unearned premiums	9,755	10,024
Claim payments outstanding	813	790
Other liabilities and accrued expenses	6,469	6,663
Long-term debt	6,658	5,659
Separate Accounts	8,193	8,239
Total liabilities	117,993	122,125

Commitments and Contingent Liabilities (Note 11)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	--	--
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 536 million and 536 million shares outstanding	9	9
Additional capital paid-in	3,144	3,130
Retained income	30,969	30,207
Deferred ESOP expense	(47)	(49)
Treasury stock, at cost (364 million and 364 million shares)	(15,835)	(15,855)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(380)	--
Other unrealized net capital gains and losses	(4,374)	(5,767)
Unrealized adjustment to DAC, DSI and insurance reserves	2,642	2,029
Total unrealized net capital gains and losses	(2,112)	(3,738)
Unrealized foreign currency translation adjustments	17	5
Unrecognized pension and other postretirement benefit cost	(1,077)	(1,068)
Total accumulated other comprehensive loss	(3,172)	(4,801)
Total shareholders’ equity	15,068	12,641
Noncontrolling interest	30	32
Total equity	15,098	12,673
Total liabilities and equity	$133,091	$134,798

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six Months Ended June 30,
	2009	2008
	(unaudited)
Cash flows from operating activities
Net income	$115	$373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(86)	(141)
Realized capital gains and losses	31	1,870
(Gain) loss on disposition of operations	(4)	9
Interest credited to contractholder funds	1,140	1,187
Changes in:
Policy benefits and other insurance reserves	(148)	(146)
Unearned premiums	(283)	(179)
Deferred policy acquisition costs	548	(269)
Premium installment receivables, net	55	(12)
Reinsurance recoverables, net	(133)	51
Income taxes	1,359	(361)
Other operating assets and liabilities	(112)	(83)
Net cash provided by operating activities	2,482	2,299
Cash flows from investing activities
Proceeds from sales:
Fixed income securities	8,856	14,113
Equity securities	3,547	5,106
Limited partnership interests	214	214
Mortgage loans	141	204
Other investments	262	163
Investment collections:
Fixed income securities	2,658	2,144
Mortgage loans	598	399
Other investments	65	69
Investment purchases:
Fixed income securities	(12,424)	(9,430)
Equity securities	(4,207)	(5,155)
Limited partnership interests	(268)	(599)
Mortgage loans	(14)	(438)
Other investments	(41)	(75)
Change in short-term investments, net	3,167	(6,604)
Change in other investments, net	(80)	(274)
Disposition (acquisition) of operations	12	(120)
Purchases of property and equipment, net	(104)	(98)
Net cash provided by (used in) investing activities	2,382	(381)
Cash flows from financing activities
Change in short-term debt, net	--	18
Proceeds from issuance of long-term debt	1,000	--
Repayment of long-term debt	(1)	--
Contractholder fund deposits	2,450	7,035
Contractholder fund withdrawals	(7,736)	(7,441)
Dividends paid	(327)	(444)
Treasury stock purchases	(3)	(865)
Shares reissued under equity incentive plans, net	--	13
Excess tax benefits on share-based payment arrangements	(6)	2
Other	11	90
Net cash used in financing activities	(4,612)	(1,592)
Net increase in cash	252	326
Cash at beginning of period	415	422
Cash at end of period	$667	$748

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

The condensed consolidated financial statements and notes as of June 30, 2009, and for the three-month and six-month periods ended June 30, 2009 and 2008 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2009 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Subsequent events were evaluated through August 5, 2009, the date the consolidated financial statements were issued.

Adopted accounting standards

Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”)

In April 2009, the FASB issued FSP FAS 115-2 which amends Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), to provide recognition guidance for debt securities classified as available-for-sale and subject to other-than-temporary impairment (“OTTI”) guidance.  If the fair value of a debt security is less than its amortized cost basis at the reporting date, an entity shall assess whether the impairment is an OTTI.  When an entity intends to sell an impaired security or more likely than not will be required to sell an impaired security before recovery of its amortized cost basis, an OTTI is recognized in earnings.  If the entity does not expect to recover the entire amortized cost basis of an impaired security, even if it does not intend to sell the security and it is not more likely than not that it would be required to sell the security before recovery of its amortized cost basis, the entity must consider, based upon an estimate of the present value of cash flows expected to be collected on the debt security as compared to its amortized cost basis, whether a credit loss exists.  The portion of the total OTTI related to a credit loss shall be recognized in earnings while the portion of the total OTTI related to factors other than credit shall be recognized in other comprehensive income (“OCI”).  The statement of operations is required to present the total OTTI with an offset for the amount of the total OTTI that is recognized in OCI.  The statement disclosing accumulated other comprehensive income (“AOCI”) is required to separately present amounts recognized for debt securities for which a portion of an OTTI has been recognized in earnings.

FSP FAS 115-2 expands the disclosure requirements of SFAS No. 115 (for both debt and equity securities) and requires a more detailed, risk-oriented breakdown of security types and related information, and requires that the annual disclosures be made for interim periods.  In addition, new disclosures are required about significant inputs used in determining credit losses as well as a rollforward of credit losses each period.  FSP FAS 115-2 is effective for interim periods ending after June 15, 2009.  The disclosures are not required for earlier periods presented for comparative purposes.  FSP FAS 115-2 applies to existing and new investments held as of the beginning of the interim period of adoption.

The Company adopted the provisions of FSP FAS 115-2 as of April 1, 2009.  The adoption resulted in the reclassification of $1.15 billion of previously recorded OTTI write-downs from retained income to unrealized capital losses.  The cumulative effect of adoption, net of related deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and tax adjustments, was an increase in retained income of $863 million and a decrease in unrealized net capital gains and losses of $578 million, with a net benefit to equity of $285 million.  The benefit to

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

equity resulted from a decrease in a deferred tax asset valuation allowance.  The adoption did not have an impact on the Company’s Condensed Consolidated Statement of Operations.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”)

In April 2009, the FASB issued FSP FAS 157-4, which amends SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity, transaction or quoted prices may not be determinative of fair value and further analysis of transaction or quoted prices may be necessary.  A significant adjustment to transaction or quoted prices may be necessary to estimate fair value under the current market conditions.  Determination of whether a transaction is orderly is based on the weight of relevant evidence.

The disclosure requirements of SFAS No. 157 are expanded to include the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs during the quarterly reporting period.  Disclosures of assets and liabilities measured at fair value are to be presented by major security type.  FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes.  FSP FAS 157-4 is effective for interim periods ending after June 15, 2009. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with the total effect of the change in valuation technique and related inputs, if practicable, by major category. The Company adopted the provisions of FSP FAS 157-4 as of April 1, 2009.  The adoption of FSP FAS 157-4 had no effect on the Company’s results of operations or financial position.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements; and amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information for interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  The disclosures are not required for earlier periods presented for comparative purposes. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 for second quarter 2009 with required disclosures in Note 5. FSP FAS 107-1 and APB 28-1 affects disclosures only and therefore the adoption had no impact on the Company’s results of operations or financial position.

SFAS No. 141(R), Business Combinations (“SFAS No. 141R”)

In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, Business Combinations (“SFAS No. 141”). In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”), which clarifies SFAS No. 141R by addressing application issues raised by preparers, auditors and the legal profession.  Among other things, SFAS No. 141R and the related FSP broaden the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings.  The provisions of SFAS No. 141R and FSP FAS 141(R)-1 are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively only.  Early adoption is not permitted.  The Company will apply the provisions of SFAS No. 141R to any business combinations effective subsequent to January 1, 2009.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 160 which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary’s equity that is attributable to owners of the subsidiary other than its parent or parent’s affiliates.  Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such, net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the consolidated statements of operations, if material.  SFAS No. 160 requires that all changes in a parent’s ownership interest in a subsidiary when control of the subsidiary is retained, be accounted for as equity transactions.  In contrast, when control over a subsidiary is relinquished and the subsidiary is deconsolidated, SFAS No. 160 requires a parent to recognize a gain or loss in net income as well as provide certain associated expanded disclosures.  SFAS No. 160 is effective as of the beginning of a reporting entity’s first fiscal year beginning after December 15, 2008.  SFAS No. 160 requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented.  The adoption of SFAS No. 160 resulted in $32 million of noncontrolling interest being reclassified from total liabilities to total equity on the December 31, 2008 Condensed Consolidated Statement of Financial Position presented.  The adoption did not have a material effect on the Company’s results of operations.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity’s financial position, results of operations, and cash flows.  The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-risk-contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial statements.  SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only.  SFAS No. 161 affects disclosures only and therefore the adoption had no impact on the Company’s results of operations or financial position (see Note 6).

FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”)

In June 2008, the FASB issued FSP EITF 03-6-1, clarifying that non-forfeitable instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings Per Share.  The two-class method is an earnings allocation formula that treats participating securities as having the same rights to earnings as available to common shareholders.  The provisions of this FASB staff position are effective for reporting periods ending after December 15, 2008.  The adoption of FSP EITF 03-6-1 impacted previously reported basic and diluted earnings per share amounts as follows: changed from $(1.71) to $(1.70) for the three months ended September 30, 2008, changed from $(2.11) to $(2.10) for the three months ended December 31, 2008, and changed from $(3.07) to $(3.06) for the year ended December 31, 2008.  The basic and diluted earnings per share amounts for other 2008 periods were unchanged.

Pending accounting standards

FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”)

In January 2009, the FASB issued FSP FAS 132(R)-1 which amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  Since plan assets measured at fair value are reported net of benefit obligations in an employer’s statements of financial position, the disclosures are intended to increase transparency surrounding the types of assets and associated risks in the benefit plans.  FSP FAS 132(R)-1 requires companies to disclose information about how investment allocation decisions are made in the plans, the fair value of

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

each major category of plan assets at each annual reporting date for each plan separately, information that would enable users to assess the assumptions and valuation techniques used in the development of the fair value measurements at the reporting date, and information that provides an understanding of significant concentrations of risk in plan assets.  FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The disclosures are not required for earlier periods that are presented for comparative purposes and earlier application is permitted.  FSP FAS 132(R)-1 affects disclosures and therefore implementation will not impact the Company’s results of operations or financial position.

SFAS No. FAS 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”)

In June 2009, the FASB issued SFAS No. 167 which amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), to require an entity to perform a qualitative analysis to determine whether the entity holds a controlling financial interest (i.e., primary beneficiary (“PB”)) in a variable interest entity (“VIE”).  The analysis identifies the PB of a VIE as the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  Additional amendments include the requirement to perform ongoing reassessments of FIN 46R to determine whether the entity is the PB of a VIE and the elimination of the quantitative approach for determining the PB of a VIE.  SFAS No. 167 is effective for fiscal years ending after December 15, 2009 with early application prohibited.  The Company is in the process of evaluating the impact of adoption on the Company’s results of operations or financial position.

2.  Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding.  For Allstate, dilutive potential common shares consist of outstanding stock options and restricted stock units.

The computation of basic and diluted earnings per share is presented in the following table.

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$389	$25	$115	$373

Denominator:
Weighted average common shares outstanding	539.8	551.8	539.3	556.3
Effect of dilutive potential common shares: Stock options	0.8	2.0	0.8	2.0
Weighted average common and dilutive potential common shares outstanding	540.6	553.8	540.1	558.3

Earnings per share - Basic:	$0.72	$0.05	$0.21	$0.67
Earnings per share - Diluted:	$0.72	$0.05	$0.21	$0.67

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 26.4 million and 17.6 million Allstate common shares, with exercise prices ranging from $26.69 to $64.53 and $48.01 to $65.38, were outstanding at June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share for the three-month periods.  Options to purchase 26.8 million and 17.6 million Allstate common shares, with exercise prices ranging from $26.69 to $64.53 and $48.01 to $65.38, were outstanding at June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share for the six-month periods.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain fixed income securities, mortgage loans and other investments, as well as mergers completed with equity securities and limited partnerships, totaled $156 million and $20 million for the six-month periods ended June 30, 2009 and 2008, respectively.

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

($ in millions)	Six months ended June 30,
	2009	2008
Net change in proceeds managed
Net change in fixed income securities	$--	$399
Net change in short-term investments	(530)	82
Operating cash flow (used) provided	$(530)	$481

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(340)	$(3,461)
Liabilities for collateral and security repurchase, end of period	(870)	(2,980)
Operating cash flow provided (used)	$530	$(481)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
At June 30, 2009
U.S. government and agencies	$3,932	$261	$(8)	$4,185
Municipal	24,122	481	(1,506)	23,097
Corporate	31,488	649	(2,199)	29,938
Foreign government	2,479	271	(27)	2,723
Residential mortgage-backed securities (“RMBS”)	9,663	102	(2,262)	7,503
Commercial mortgage-backed securities (“CMBS”)	4,983	19	(1,765)	3,237
Asset-backed securities (“ABS”)	3,185	17	(1,151)	2,051
Redeemable preferred stock	38	1	(7)	32
Total fixed income securities	$79,890	$1,801	$(8,925)	$72,766

At December 31, 2008
U.S. government and agencies	$3,272	$963	$(1)	$4,234
Municipal	23,565	467	(2,184)	21,848
Corporate	31,040	463	(3,876)	27,627
Foreign government	2,206	544	(75)	2,675
RMBS	8,010	93	(1,538)	6,565
CMBS	5,840	10	(2,004)	3,846
ABS	3,135	5	(1,353)	1,787
Redeemable preferred stock	36	--	(10)	26
Total fixed income securities	$77,104	$2,545	$(11,041)	$68,608

Scheduled maturities

The scheduled maturities for fixed income securities are as follows at June 30, 2009:

($ in millions)	Amortized	Fair
	cost	value
Due in one year or less	$2,777	$2,786
Due after one year through five years	18,607	18,604
Due after five years through ten years	14,457	14,300
Due after ten years	31,201	27,522
	67,042	63,212
Residential mortgage- and asset-backed securities	12,848	9,554
Total	$79,890	$72,766

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on residential mortgage- and asset-backed securities, they are not categorized by contractual maturity.  The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Fixed income securities	$993	$1,197	$2,035	$2,476
Equity securities	19	31	35	63
Mortgage loans	131	156	268	316
Limited partnership interests	4	30	7	90
Other	2	56	16	122
Investment income, before expense	1,149	1,470	2,361	3,067
Investment expense	(41)	(58)	(77)	(129)
Net investment income	$1,108	$1,412	$2,284	$2,938

Realized capital gains and losses

Realized capital gains and losses by security type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Fixed income securities	$15	$(1,137)	$122	$(1,495)
Equity securities	27	(151)	(136)	(109)
Mortgage loans	(16)	(38)	(48)	(37)
Limited partnership interests	(84)	(6)	(423)	(5)
Derivatives	420	125	515	(206)
Other	(34)	(8)	(61)	(18)
Realized capital gains and losses	$328	$(1,215)	$(31)	$(1,870)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Impairment write-downs (1)	$(291)	$(250)	$(911)	$(665)
Change in intent write-downs (2)	(26)	(1,015)	(131)	(1,058)
Net OTTI losses recognized in earnings	(317)	(1,265)	(1,042)	(1,723)
Sales	263	(73)	681	30
Valuation of derivative instruments	367	40	470	(285)
Settlements of derivative instruments	52	83	40	108
EMA LP income (3)	(37)	--	(180)	--
Realized capital gains and losses	$328	$(1,215)	$(31)	$(1,870)

(1)

Beginning April 1, 2009 for fixed income securities, impairment write-downs reflect the credit loss component of issue specific other-than-temporary declines in fair value where the amortized cost basis is not expected to be entirely recovered. For periods prior to April 1, 2009 for fixed income securities and all periods for equity securities, impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where the Company could not reasonably assert that the recovery period would be temporary.

(2)

Beginning April 1, 2009 for fixed income securities, change in intent write-downs reflect instances where the Company has made a decision to sell the security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis. For periods prior to April 1, 2009 for fixed income securities and all periods for equity securities, change in intent write-downs reflect instances where the Company could not assert a positive intent to hold until recovery.

(3)

Beginning in the fourth quarter of 2008, income from limited partnership interests accounted for utilizing the equity method of accounting (“EMA LP”) is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

Gross gains of $298 million and $114 million and gross losses of $78 million and $152 million were realized on sales of fixed income securities during the three months ended June 30, 2009 and 2008, respectively.  Gross gains of $948 million and $269 million and gross losses of $330 million and $288 million were realized on sales of fixed income securities during the six months ended June 30, 2009 and 2008, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2009			Six months ended June 30, 2009
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(36)	$4	$(32)	$(86)	$4	(82)
Corporate	(37)	(9)	(46)	(92)	(9)	(101)
Foreign government	--	--	--	(17)	--	(17)
RMBS	(213)	151	(62)	(259)	151	(108)
CMBS	(43)	(1)	(44)	(52)	(1)	(53)
ABS	(37)	9	(28)	(175)	9	(166)
Total fixed income securities	(366)	154	(212)	(681)	154	(527)
Equity securities	(32)	--	(32)	(186)	--	(186)
Mortgage loans	(15)	--	(15)	(49)	--	(49)
Limited partnership interests	(46)	--	(46)	(243)	--	(243)
Other	(12)	--	(12)	(37)	--	(37)
Other-than-temporary impairment losses	$(471)	$154	$(317)	$(1,196)	$154	$(1,042)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income for fixed income securities at June 30, 2009, which were not included in earnings, are presented in the following table.  The amount excludes $101 million of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)
Municipal	$(4)
Corporate	(94)
RMBS	(399)
CMBS	(63)
ABS	(125)
Total	$(685)

A rollforward of the amount related to credit losses for fixed income securities recognized in earnings is presented in the following table.

($ in millions)
Beginning balance of cumulative credit loss for securities held at April 1, 2009	$(1,357)
Additional credit loss for securities previously other-than-temporarily impaired	(44)
Additional credit loss for securities not previously other-than-temporarily impaired	(148)
Reduction in credit loss for securities disposed or collected	43
Reduction in credit loss for securities other-than-temporarily impaired to fair value	--
Change in credit loss due to accretion of increase in cash flows and time value of cash flows for securities previously other-than-temporarily impaired	--
Ending balance at June 30, 2009	$(1,506)

The Company uses its best estimate of future cash flows expected to be collected from the fixed income security discounted at the security’s effective rate prior to impairment to calculate a recovery value and determine whether a credit loss exists.  The determination of cash flow estimates is inherently subjective and methodologies may vary depending on circumstances specific to the security.  All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected.  That information generally includes, but may not be limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition of the issuer(s), expected defaults, expected recoveries, the value of the underlying collateral and current subordination levels, vintage, geographic concentration, available reserves or escrows, third party guarantees and other credit enhancements.  Additionally, other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the collectability of the security may also be considered.  The estimated fair value of collateral may be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for recovery.  If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings.  If the Company determines that the fixed income security does not have sufficient cash flow or other information to determine a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and is recorded in earnings.   The unrealized loss deemed to be related to factors other than credit remains classified in OCI.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
At June 30, 2009	value	Gains	Losses	gains (losses)
Fixed income securities (1)	$72,766	$1,801	$(8,925)	$(7,124)
Equity securities	3,297	162	(348)	(186)
Short-term investments	6,070	--	--	--
Derivative instruments(2)	(13)	5	(20)	(15)
Unrealized net capital gains and losses, pre-tax				(7,325)
Amounts recognized for:
Insurance reserves (3)				--
DAC and DSI (4)				4,064
Amounts recognized				4,064
Deferred income taxes				1,149
Unrealized net capital gains and losses, after-tax				$(2,112)

(1)

Unrealized net capital gains and losses for fixed income securities comprise $(584) million related to unrealized net capital losses on fixed income securities with OTTI and $(6,540) million related to other unrealized net capital gains and losses.

(2)	Included in the fair value of derivative securities are $(5) million classified as assets and $8 million classified as liabilities.

(3)

The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. Although the Company evaluates premium deficiencies on the combined performance of our life insurance and immediate annuities with life contingencies, the adjustment primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies.

(4)

The DAC and DSI adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

	Fair	Gross unrealized		Unrealized net
At December 31, 2008	value	Gains	Losses	gains (losses)
Fixed income securities	$68,608	$2,545	$(11,041)	$(8,496)
Equity securities	2,805	112	(444)	(332)
Short-term investments	8,906	4	(1)	3
Derivative instruments (1)	15	25	(14)	11
Unrealized net capital gains and losses, pre-tax				(8,814)
Amounts recognized for:
Insurance reserves				(378)
DAC and DSI				3,500
Amounts recognized				3,122
Deferred income taxes				1,954
Unrealized net capital gains and losses, after-tax				$(3,738)

(1)   Included in the fair value of derivative securities are $4 million classified as assets and $(11) million classified as liabilities.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the six months ended June 30, 2009 is as follows:

($ in millions)

Fixed income securities	$1,372
Equity securities	146
Short-term investments	(3)
Derivative instruments	(26)
Total	1,489
Amounts recognized for:
Insurance reserves	378
DAC and DSI	564
Increase in amounts recognized	942
Deferred income taxes	(805)
Increase in unrealized net capital gains and losses	$1,626

Portfolio monitoring

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made a decision to sell or whether it is more likely than not the Company will be required to sell for reasons such as liquidity, contractual or regulatory purposes before recovery of the amortized cost basis.  If a security meets either of these criteria, the security’s decline in fair value is deemed other than temporary and is recorded in earnings.

If the Company has not made the decision to sell the fixed income security and it is not more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis, the Company evaluates if it expects to receive cash flows sufficient to recover the entire amortized cost basis of the security by comparing the estimated recovery value calculated by discounting the best estimate of future cash flows at the security’s effective rate prior to impairment with the amortized cost of the security.  If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss attributed to other factors recognized in OCI.

For equity securities, the Company considers various factors, including whether the Company has the intent and ability to hold the equity security for a period of time sufficient to recover its cost basis.  Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the equity security’s decline in fair value is considered other than temporary and is recorded in earnings.

Our portfolio monitoring process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities and cost for equity securities, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, as well as others for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security.  Inherent in the Company’s evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition of the issue or issuer and its future earnings potential.  Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; 2) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, geographic location and implications of rating agency actions and offering prices; and 3) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months (1)			12 months or more (1)			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
At June 30, 2009
Fixed income securities
U.S. government and agencies	11	$619	$(8)	--	$--	$--	$(8)
Municipal	1,677	7,923	(701)	760	3,322	(805)	(1,506)
Corporate	638	6,413	(619)	776	8,050	(1,580)	(2,199)
Foreign government	47	517	(21)	14	59	(6)	(27)
RMBS	615	1,373	(112)	465	2,587	(2,150)	(2,262)
CMBS	106	935	(309)	329	2,089	(1,456)	(1,765)
ABS	31	237	(54)	214	1,403	(1,097)	(1,151)
Redeemable preferred stock	1	3	(2)	2	17	(5)	(7)
Total fixed income securities (2)	3,126	18,020	(1,826)	2,560	17,527	(7,099)	(8,925)
Equity securities	209	1,247	(313)	20	110	(35)	(348)
Total fixed income and equity securities	3,335	$19,267	$(2,139)	2,580	$17,637	$(7,134)	$(9,273)

Investment grade fixed income securities	2,826	$16,587	$(1,442)	2,063	$14,923	$(4,918)	$(6,360)
Below investment grade fixed income securities	300	1,433	(384)	497	2,604	(2,181)	(2,565)
Total fixed income securities	3,126	$18,020	$(1,826)	2,560	$17,527	$(7,099)	$(8,925)

At December 31, 2008
Fixed income securities
U.S. government and agencies	5	$230	$(1)	--	$--	$--	$(1)
Municipal	2,648	11,981	(1,983)	117	598	(201)	(2,184)
Corporate	1,632	14,827	(2,050)	448	4,504	(1,826)	(3,876)
Foreign government	58	349	(63)	3	13	(12)	(75)
RMBS	465	1,875	(457)	317	1,685	(1,081)	(1,538)
CMBS	295	2,729	(797)	179	899	(1,207)	(2,004)
ABS	81	551	(124)	181	1,092	(1,229)	(1,353)
Redeemable preferred stock	3	17	(10)	1	1	--	(10)
Total fixed income securities	5,187	32,559	(5,485)	1,246	8,792	(5,556)	(11,041)
Equity securities	325	1,897	(398)	10	53	(46)	(444)
Total fixed income and equity securities	5,512	$34,456	$(5,883)	1,256	$8,845	$(5,602)	$(11,485)

Investment grade fixed income securities	4,687	$30,484	$(4,813)	1,081	$7,988	$(4,961)	$(9,774)
Below investment grade fixed income securities	500	2,075	(672)	165	804	(595)	(1,267)
Total fixed income securities	5,187	$32,559	$(5,485)	1,246	$8,792	$(5,556)	$(11,041)

(1)

The aging of unrealized losses, and therefore the time period category of aging, as of June 30, 2009 was reset to the historical point of impairment for securities impacted by the adoption of FSP FAS 115-2. December 31, 2008 balances have not been restated.

(2)

Unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which the Company has recorded a credit loss in earnings total $99 million for the less than 12 month category and $511 million for the 12 months or greater category.

As of June 30, 2009, $2.20 billion of unrealized losses are related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $2.20 billion, $1.86 billion are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating from the NAIC of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch or Dominion, or aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

As of June 30, 2009, the remaining $7.07 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost.  Of the $7.07 billion, $2.32 billion are related to

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

below investment grade fixed income securities and $246 million are related to equity securities.  Of these amounts, $1.22 billion of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of June 30, 2009.  Unrealized losses on below investment grade securities are principally related to rising interest rates or changes in credit spreads.  Unrealized losses on equity securities are primarily related to equity market fluctuations.  The other securities comprising the $4.50 billion of unrealized losses were evaluated based on factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent’s bankruptcy.

Unrealized losses on residential mortgage-backed, asset-backed and commercial mortgage-backed holdings were evaluated based on credit ratings, as well as the performance of the underlying collateral relative to the securities’ positions in the securities’ respective capital structure.  The unrealized losses on residential mortgage-backed and asset-backed securities were evaluated with credit enhancements from bond insurers where applicable.  The unrealized losses on municipal bonds that had credit enhancements from bond insurers were evaluated on the quality of the underlying security.  These investments were determined to have adequate resources to fulfill contractual obligations.

As of June 30, 2009, the Company did not have the intent to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of June 30, 2009, the Company had the intent and ability to hold the equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnership impairment

As of June 30, 2009 and December 31, 2008, equity-method limited partnership interests totaled $1.40 billion and $1.56 billion, respectively.  The Company recognizes a loss in value for equity-method investments when evidence demonstrates that it is other-than-temporarily impaired.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.  The Company did not have any write-downs for the three months ended June 30, 2009 and 2008 related to equity-method limited partnership interests. The Company had write-downs of $10 million and $8 million for the six months ended June 30, 2009 and 2008, respectively, related to equity-method limited partnership interests.

As of June 30, 2009 and December 31, 2008, the carrying value for cost-method limited partnership interests was $1.07 billion and $1.23 billion, respectively, which primarily included limited partnership interests in fund investments.  The fair value for cost-method investments is estimated to be equivalent to the reported net asset value of the underlying funds.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuations of the investments held by limited partnerships; or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company uses a screening process to identify those investments whose net asset value is below established thresholds for certain periods of time, and investments that are performing below expectations for consideration for inclusion on its watch-list.  The Company had write-downs of $46 million and $7 million for the three months ended June 30, 2009 and 2008, respectively, and write-downs of $233 million and $12 million for the six months ended June 30, 2009 and 2008, respectively, related to cost method investments that were other-than-temporarily impaired.

5.  Fair Value of Assets and Liabilities

The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Assets and liabilities recorded on the Condensed Consolidated Statements of Financial Position at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented with the host contract in fixed income securities.  As of June 30, 2009, 68.4% of total assets are measured at fair value and 0.5% of total liabilities are measured at fair value.

Summary of significant valuation techniques for assets and liabilities measured at fair value on a recurring basis

Level 1 measurements

•                  Fixed income securities:  Comprise U.S. Treasuries.  Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

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

Municipal:  Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Included in municipals are auction rate securities (“ARS”) other than those backed by student loans.  ARS backed by student loans are included in Level 3.

U.S. government and agencies:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CMBS:  Valuation is principally based on inputs including quoted prices for identical or similar assets in markets that are not active.

Redeemable preferred stock; U.S. government sponsored entities (“U.S. Agency”); Prime residential mortgage-backed securities (“Prime”); Foreign government; ABS - credit card, auto and student loans:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

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

Level 3 measurements

•                  Fixed income securities:

Corporate:  Valued based on non-binding broker quotes.

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

Municipal:  ARS primarily backed by student loans that have become illiquid due to failures in the auction market and municipal bonds that are not rated by third party credit rating agencies but are generally rated by the NAIC are included in Level 3.  ARS backed by student loans are valued based on a discounted cash flow model with certain inputs to the valuation model that are significant to the valuation, but are not market observable, including estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.  Non-rated municipal bonds are valued based on valuation models that are widely accepted in the financial services industry and are categorized as Level 3 as a result of the significance of non-market observable inputs, which may include projections of future cash flows.

Subprime residential mortgage-backed securities (“Subprime”); Alt-A residential mortgage-backed securities (“Alt-A”):  Subprime and Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.  Certain Subprime and Alt-A are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the decrease in liquidity that has been experienced in the market for these securities, all Subprime and Alt-A are categorized as Level 3.

Other collateralized debt obligations (“CDO”):  Valued based on non-binding broker quotes received from brokers who are familiar with the investments.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all collateralized loan obligations (“CLO”), including synthetic collateralized debt obligations, are categorized as Level 3.

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

ABS - credit card, auto, student loans and other:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain ABS are categorized as Level 3.

•                  Other investments:  Certain free-standing OTC derivatives, such as interest rate caps and floors, certain credit default swaps and OTC options (including swaptions), are valued using valuation models that are widely accepted in the financial services industry.  Non-market observable inputs such as volatility assumptions may be significant to the valuation of the instruments.

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

Assets and liabilities measured at fair value on a non-recurring basis

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2009:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of June 30,
	(Level 1)	(Level 2)	(Level 3)	netting (1)	2009
Assets
Fixed income securities:
U.S. government and agencies	$973	$3,212	$--		$4,185
Municipal	--	20,584	2,513		23,097
Corporate	--	20,101	9,837		29,938
Foreign government	--	2,723	--		2,723
RMBS	--	5,126	2,377		7,503
CMBS	--	2,293	944		3,237
ABS	--	323	1,728		2,051
Redeemable preferred stock	--	30	2		32
Total fixed income securities	973	54,392	17,401		72,766
Equity securities	3,004	223	70		3,297
Short-term investments	442	5,628	--		6,070
Other investments:
Free-standing derivatives	--	779	296	$(627)	448
Separate account assets	8,193	--	--		8,193
Other assets	1	--	2		3
Total recurring basis assets	12,613	61,022	17,769	(627)	90,777
Non-recurring basis (2)	--	--	273		273
Total assets at fair value	$12,613	$61,022	$18,042	$(627)	$91,050
% of total assets at fair value	13.9%	67.0%	19.8%	(0.7)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$--	$(120)	$(155)		$(275)
Other liabilities:
Free-standing derivatives	(4)	(611)	(137)	$383	(369)
Total liabilities at fair value	$(4)	$(731)	$(292)	$383	$(644)
% of total liabilities at fair value	0.6%	113.5%	45.3%	(59.4)%	100.0%

(1)

The Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement. At June 30, 2009, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $244 million.

(2)

Includes $144 million of mortgage loans, $85 million of limited partnership interests and $44 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	netting (1)	2008
Assets
Fixed income securities:
U.S. government and agencies	$662	$3,572	$--		$4,234
Municipal	--	19,385	2,463		21,848
Corporate	--	17,432	10,195		27,627
Foreign government	--	2,675	--		2,675
RMBS	--	3,577	2,988		6,565
CMBS	--	3,389	457		3,846
ABS	--	73	1,714		1,787
Redeemable preferred stock	--	24	2		26
Total fixed income securities	662	50,127	17,819		68,608
Equity securities	2,477	254	74		2,805
Short-term investments	563	8,343	--		8,906
Other investments:
Free-standing derivatives	--	812	13	$(525)	300
Separate account assets	8,239	--	--		8,239
Other assets	--	--	1		1
Total recurring basis assets	11,941	59,536	17,907	(525)	88,859
Non-recurring basis (2)	--	--	301		301
Total assets at fair value	$11,941	$59,536	$18,208	$(525)	$89,160
% of total assets at fair value	13.4%	66.8%	20.4%	(0.6)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$--	$(37)	$(265)		$(302)
Other liabilities:
Free-standing derivatives	--	(1,177)	(114)	$505	(786)
Total liabilities at fair value	$--	$(1,214)	$(379)	$505	$(1,088)
% of total liabilities at fair value	-- %	111.6%	34.8%	(46.4)%	100.0%

(1)

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of changes in fair value during the three-month period ended June 30, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.  Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table below.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in
	Balance as of March 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of June 30, 2009		net income for financial instruments still held at June 30, 2009 (3)
Assets
Fixed income securities:
Municipal	$2,395	$(4)	$95	$(44)	$71	$2,513		$(4)
Corporate	9,818	(2)	586	(554)	(11)	9,837		(15)
RMBS	2,506	(55)	115	--	(189)	2,377		(57)
CMBS	775	(72)	253	1	(13)	944		(72)
ABS	1,379	(26)	270	145	(40)	1,728		(27)
Redeemable preferred stock	2	--	--	--	--	2		--
Total fixed income securities	16,875	(159)	1,319	(452)	(182)	17,401		(175)
Equity securities	73	--	--	--	(3)	70		--
Other investments:
Free-standing derivatives, net	(103)	213	--	49	--	159	(2)	246
Other assets	3	(1)	--	--	--	2		(1)
Total recurring Level 3 assets	$16,848	$53	$1,319	$(403)	$(185)	$17,632		$70

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(291)	$131	$--	$5	$--	$(155)		$131
Total recurring Level 3 liabilities	$(291)	$131	$--	$5	$--	$(155)		$131

(1)

The effect to net income totals $184 million and is reported in the Condensed Consolidated Statements of Operations as follows: $38 million in realized capital gains and losses, $15 million in net investment income and $(131) million in life and annuity contract benefits.

(2)	Comprises $296 million of assets and $(137) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $201 million and are reported in the Condensed Consolidated Statements of Operations as follows: $52 million in realized capital gains and losses, $17 million in net investment income, $(1) million in interest credited to contractholder funds, and $(131) million in life and annuity contract benefits.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of changes in fair value during the six-month period ended June 30, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in
	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of June 30, 2009		net income for financial instruments still held at June 30, 2009 (3)
Assets
Fixed income securities:
Municipal	$2,463	$(3)	$61	$(35)	$27	$2,513		$(3)
Corporate	10,195	(52)	638	(880)	(64)	9,837		(65)
RMBS	2,988	(59)	(209)	(143)	(200)	2,377		(73)
CMBS	457	(106)	172	(4)	425	944		(94)
ABS	1,714	(166)	288	9	(117)	1,728		(153)
Redeemable preferred stock	2	--	--	--	--	2		--
Total fixed income securities	17,819	(386)	950	(1,053)	71	17,401		(388)
Equity securities	74	--	(4)	3	(3)	70		--
Other investments: Free-standing derivatives, net	(101)	219	--	41	--	159	(2)	254
Other assets	1	1	--	--	--	2		1
Total recurring Level 3 assets	$17,793	$(166)	$946	$(1,009)	$(68)	$17,632		$(133)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(265)	$105	$--	$5	$--	$(155)		$105
Total recurring Level 3 liabilities	$(265)	$105	$--	$5	$--	$(155)		$105

(1)

The effect to net income totals $(61) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(230) million in realized capital gains and losses, $65 million in net investment income, $1 million in interest credited to contractholder funds, and $(105) million in life and annuity contract benefits.

(2)	Comprises $296 million of assets and $(137) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(28) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(196) million in realized capital gains and losses, $62 million in net investment income, $(1) million in interest credited to contractholder funds, and $(105) million in life and annuity contract benefits.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of changes in fair value during the three-month period ended June 30, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in
	Balance as of March 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of June 30, 2008		net income for financial instruments still held at June 30, 2008 (3)
Assets
Fixed income securities:
Municipal	$1,477	$(2)	$(62)	$(26)	$1,502	$2,889		$(2)
Corporate	12,804	(40)	(187)	(479)	(75)	12,023		(64)
Foreign government	14	--	--	5	(14)	5		--
RMBS	4,434	(427)	267	(312)	--	3,962		(410)
CMBS	670	(349)	307	(48)	4	584		(323)
ABS	3,166	(8)	(67)	(363)	95	2,823		(2)
Redeemable preferred stock	1	--	--	--	--	1		--
Total fixed income securities	22,566	(826)	258	(1,223)	1,512	22,287		(801)
Equity securities	128	(4)	(3)	36	(82)	75		(2)
Other investments:
Free-standing derivatives, net	(39)	10	--	10	--	(19)	(2)	41
Other assets	2	--	--	--	--	2		--
Total recurring Level 3 assets	$22,657	$(820)	$255	$(1,177)	$1,430	$22,345		$(762)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(10)	$(11)	$--	$1	$--	$(20)		$(11)
Total recurring Level 3 liabilities	$(10)	$(11)	$--	$1	$--	$(20)		$(11)

(1)

The effect to net income totals $(831) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(834) million in realized capital gains and losses, $15 million in net investment income, $(1) million in interest credited to contractholder funds, and $(11) million in life and annuity contract benefits.

(2)	Comprises $59 million of assets and $(78) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(773) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(777) million in realized capital gains and losses, $15 million in net investment income, and $(11) million in life and annuity contract benefits.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of changes in fair value during the six-month period ended June 30, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in
	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of June 30, 2008		net income for financial instruments still held at June 30, 2008 (3)
Assets
Fixed income securities:
Municipal	$1,477	$3	$(78)	$(35)	$1,522	$2,889		$(2)
Corporate	12,868	(167)	(189)	(594)	105	12,023		(206)
Foreign government	19	1	--	(1)	(14)	5		1
RMBS	5,405	(629)	(226)	(567)	(21)	3,962		(593)
CMBS	833	(347)	155	(62)	5	584		(320)
ABS	3,769	(20)	(381)	(640)	95	2,823		(20)
Redeemable preferred stock	1	--	--	--	--	1		4
Total fixed income securities	24,372	(1,159)	(719)	(1,899)	1,692	22,287		(1,136)
Equity securities	129	(5)	(9)	49	(89)	75		(3)
Other investments:
Free-standing derivatives, net	10	(42)	--	13	--	(19)	(2)	3
Other assets	2	--	--	--	--	2		--
Total recurring Level 3 assets	$24,513	$(1,206)	$(728)	$(1,837)	$1,603	$22,345		$(1,136)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(25)	$--	$1	$--	$(20)		$(25)
Total recurring Level 3 liabilities	$4	$(25)	$--	$1	$--	$(20)		$(25)

(1)

The effect to net income totals $(1.23) billion and is reported in the Condensed Consolidated Statements of Operations as follows: $(1.23) billion in realized capital gains and losses, $28 million in net investment income, $(4) million in interest credited to contractholder funds, and $(25) million in life and annuity contract benefits.

(2)	Comprises $59 million of assets and $(78) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(1.16) billion and are reported in the Condensed Consolidated Statements of Operations as follows: $(1.16) billion in realized capital gains and losses, $28 million in net investment income, $(1) million in interest credited to contractholder funds, and $(25) million in life and annuity contract benefits.

           Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value as of June 30, 2009.

Financial assets

($ in millions)	June 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$9,406	$7,736	$10,229	$8,903
Limited partnership interests – cost basis	1,065	971	1,228	1,217
Bank loans	695	600	1,038	713

The fair value of mortgage loans is based on discounted contractual cash flows or if the loans are impaired due to credit reasons, the lower of discounted contractual cash flows or fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of limited partnership interests accounted for on the cost basis is determined using reported net asset values of the underlying funds.  The fair value of bank loans, which are reported in other investments on the Condensed Consolidated Statements of Financial Position, are valued based on broker quotes from brokers familiar with the loans and current market conditions.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial liabilities

($ in millions)	June 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$42,334	$39,749	$46,972	$43,479
Long-term debt	6,658	6,199	5,659	4,944
Liability for collateral	870	870	340	340

The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for credit risk.  Deferred annuities included in contractholder funds are valued using discounted cash flow models which incorporate market value margins, which are based on the cost of holding economic capital, and the Company’s own credit risk.  Immediate annuities without life contingencies and fixed rate funding agreements are valued at the present value of future benefits using market implied interest rates which include the Company’s own credit risk.

The fair value of long-term debt is based on market observable data (such as the fair value of the debt when traded as an asset) or, in certain cases, is determined using discounted cash flow calculations based on current interest rates for instruments with comparable terms and considers the Company’s own credit risk.  The liability for collateral is valued at carrying value due to its short-term nature.

6.  Derivative Financial Instruments

The Company primarily uses derivatives for risk management and asset replication.  In addition, the Company has derivatives embedded in non-derivative “host” contracts, which are required to be separated from the host contracts and accounted for at fair value as derivative instruments.  With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.  The Company does not use derivatives for trading purposes.  Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133 to permit the application of SFAS No. 133’s hedge accounting model.

The Company uses derivatives to partially mitigate potential adverse impacts from changes in risk-free interest rates, negative equity market valuations and increases in credit spreads.  Property-Liability uses interest rate swaption contracts and exchange traded options on Treasury futures to offset potential declining fixed income market values resulting from potential rising interest rates.  Property-Liability also uses interest rate swaps to mitigate municipal bond interest rate risk within the municipal bond portfolio.  Exchange traded equity put options are utilized by Property-Liability for overall equity portfolio protection from significant declines in equity market values below a targeted level.  Equity index futures are used by Property-Liability to offset valuation losses in our equity portfolio during periods of declining equity market values.  Credit default swaps are typically used to mitigate the credit risk within the Property-Liability and Allstate Financial fixed income portfolios.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

hedging the Company’s equity exposure contained in equity indexed annuity product contracts that offer equity returns to contractholders.  In addition, Allstate Financial uses interest rate swaps to hedge interest rate risk inherent in funding agreements.

When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges.  Allstate Financial designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.  Allstate Financial designates certain of its foreign currency swap contracts as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income.  Amounts are reclassified to net investment income or realized capital gains and losses as the hedged item affects net income.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC free-standing derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of June 30, 2009, the Company pledged $76 million of securities in the form of margin deposits.

The net impact to pre-tax income for derivatives includes valuation and settlements of derivatives.  For those derivatives which qualify for fair value hedge accounting, net income includes the changes in the fair value of the hedged risk, and therefore reflects any hedging ineffectiveness.  For cash flow hedges, gains and losses amortized from accumulated other comprehensive income are reported in net income.  For embedded derivatives in convertible fixed income securities and equity-indexed notes, net income includes the change in fair value of the embedded derivative and accretion income related to the host instrument.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statements of Financial Position at June 30, 2009.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$1,054	n/a	$(104)	$--	$(104)
Foreign currency swap agreements	Other investments	38	n/a	(4)	--	(4)
Foreign currency and interest rate swap agreements	Other investments	723	n/a	212	212	--
Total		$1,815	n/a	$104	$212	$(108)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$4,116	n/a	$163	$187	$(24)
Interest rate swaption agreements	Other investments	14,000	n/a	219	219	--
Interest rate cap and floor agreements	Other investments	2,619	n/a	--	13	(13)
Financial futures contracts and options	Other investments	n/a	29,600	6	6	--
Financial futures contracts and options	Other assets	n/a	2,727	--	--	--
Equity and index contracts
Options, financial futures and warrants	Other investments	79	137,730	233	233	--
Options, financial futures and warrants	Other assets	n/a	3,007	1	1	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	75	n/a	2	3	(1)
Foreign currency forwards and options	Other investments	169	n/a	4	8	(4)
Embedded derivative financial instruments
Conversion options in fixed income securities	Fixed income securities	990	n/a	254	261	(7)
Equity-indexed call options in fixed income securities	Fixed income securities	665	n/a	77	77	--
Other embedded derivative financial instruments	Other investments	1,000	n/a	1	1	--
Credit default contracts
Credit Default Swaps – Buying Protection	Other investments	424	n/a	6	13	(7)
Credit Default Swaps – Selling Protection	Other investments	218	n/a	(45)	--	(45)
Other contract
Other contracts	Other investments	75	n/a	--	--	--
Other contracts	Other assets	6	n/a	2	2	--
Total		$24,436	173,064	$923	$1,024	$(101)

Total derivative assets		$26,251	173,064	$1,027	$1,236	$(209)

(1)

Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded. (n/a = not applicable)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except number of contracts)	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$2,099	n/a	$(205)	$--	$(205)
Foreign currency swap agreements	Other liabilities & accrued expenses	189	n/a	(8)	5	(13)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	147	n/a	29	29	--
Foreign currency and interest rate swap agreements	Contractholder funds	n/a	n/a	18	18	--
Total		$2,435	n/a	$(166)	$52	$(218)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$4,465	n/a	$(64)	$53	$(117)
Interest rate swaption agreements	Other liabilities & accrued expenses	3,000	n/a	46	46	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,091	n/a	(5)	16	(21)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	500	--	--	--
Equity and index contracts
Options, financial futures and warrants	Other liabilities & accrued expenses	24	33,086	(91)	--	(91)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	40	n/a	--	--	--
Foreign currency forwards and options	Other liabilities & accrued expenses	n/a	n/a	--	--	--
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,000	n/a	(93)	--	(93)
Guaranteed withdrawal benefits	Contractholder funds	744	n/a	(62)	--	(62)
Other embedded derivative financial instruments	Contractholder funds	4,264	n/a	(121)	--	(121)
Credit default contracts
Credit Default Swaps – Buying Protection	Other liabilities & accrued expenses	816	n/a	(12)	14	(26)
Credit Default Swaps – Selling Protection	Other liabilities & accrued expenses	454	n/a	(77)	--	(77)
Total		$17,898	33,586	$(479)	$129	$(608)

Total derivative liabilities		$20,333	33,586	$(645)	$181	$(826)

Total derivatives		$46,584	206,650	$382

(1)

Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded. (n/a = not applicable)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Financial Position.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be $1 million during the next twelve months.

($ in millions)

Effective portion	Three months ended June 30, 2009	Six months ended June 30, 2009

Loss recognized in OCI on derivatives during the period	$(28)	$(24)

Loss recognized in OCI on derivatives during the term of the hedging relationship	$(15)	$(15)

Gain reclassified from AOCI into income (net investment income)	$--	$1

Gain reclassified from AOCI into income (realized capital gains and losses)	$1	$1

Ineffective portion and amount excluded from effectiveness testing

Gain recognized in income on derivatives (realized capital gains and losses)	$--	$--

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended June 30, 2009
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$71	$6	$--	$(1)	$--	$76
Foreign currency and interest rate contracts	--	(2)	--	90	--	88
Subtotal	71	4	--	89	--	164

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	540	--	--	--	540
Equity and index contracts	--	(132)	--	32	16	(84)
Embedded derivative financial instruments	--	52	133	(68)	--	117
Foreign currency contracts	--	(7)	--	--	(12)	(19)
Credit default contracts	--	(38)	--	--	--	(38)
Other contracts	(1)	--	--	(4)	--	(5)
Subtotal	(1)	415	133	(40)	4	511
Total	$70	$419	$133	$49	$4	$675

	Six months ended June 30, 2009
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$78	$10	$--	$(13)	$--	$75
Foreign currency and interest rate contracts	--	(3)	--	60	--	57
Subtotal	78	7	--	47	--	132

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	579	--	--	--	579
Equity and index contracts	--	(85)	--	9	3	(73)
Embedded derivative financial instruments	--	29	110	(85)	--	54
Foreign currency contracts	--	(6)	--	--	(12)	(18)
Credit default contracts	--	(10)	--	--	--	(10)
Other contracts	(1)	--	--	(1)	--	(2)
Subtotal	(1)	507	110	(77)	(9)	530
Total	$77	$514	$110	$(30)	$(9)	$662

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended June 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$--	$79	$(79)	$--
Net investment income	105	--	--	(105)
Realized capital gains and losses	6	(2)	--	--
Total	$111	$77	$(79)	$(105)

	Six months ended June 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$44	$(18)	$--
Net investment income	145	--	--	(145)
Realized capital gains and losses	10	(3)	--	--
Total	$129	$41	$(18)	$(145)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of June 30, 2009, counterparties pledged $246 million in cash and $91 million in securities to the Company, and the Company pledged $218 million in securities to counterparties which includes $161 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $57 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

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

($ in millions)	June 30, 2009				December 31, 2008
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	2	$6,640	$149	$36	3	$4,749	$21	$21
A+	6	14,961	216	46	5	6,951	15	15
A	3	1,748	81	27	3	3,730	58	38
A-	1	166	21	21	1	216	25	25
Total	12	$23,515	$467	$130	12	$15,646	$119	$99

(1)   Rating is the lower of Standard & Poor’s (“S&P”) or Moody’s ratings.

(2)   Only OTC derivatives with a net positive fair value are included for each counterparty.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position as of June 30, 2009, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)

Gross liability fair value of contracts containing credit-risk-contingent features	$605
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(362)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(161)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$82

Credit derivatives – selling protection

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of June 30, 2009:

($ in millions)	Notional amount credit rating underlying notional
					BB and		Fair
	AAA	AA	A	BBB	lower	Total	value
Single name
Investment grade
corporate debt	$--	$10	$82	$105	$30	$227	$(20)
Municipal	--	135	--	--	--	135	(16)
Subtotal	--	145	82	105	30	362	(36)
First-to-default
Investment grade
corporate debt	--	--	45	45	--	90	(3)
Municipal	--	20	135	--	--	155	(40)
Subtotal	--	20	180	45	--	245	(43)
Index
Investment grade
corporate debt	1	5	21	25	13	65	(43)
Total	$1	$170	$283	$175	$43	$672	$(122)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2008:

($ in millions)	Notional amount
	credit rating underlying notional
					BB and		Fair
	AAA	AA	A	BBB	lower	Total	value
Single name
Investment grade
corporate debt	$20	$--	$142	$140	$--	$302	$(26)
High yield debt	--	--	--	--	10	10	(3)
Municipal	--	135	--	--	--	135	(20)
Sovereign	--	--	--	20	5	25	(1)
Subtotal	20	135	142	160	15	472	(50)
First-to-default
Investment grade
corporate debt	--	--	30	60	--	90	(5)
Municipal	--	120	35	--	--	155	(43)
Subtotal	--	120	65	60	--	245	(48)
Index
Investment grade
corporate debt	6	5	101	181	46	339	(16)
Total	$26	$260	$308	$401	$61	$1,056	$(114)

In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default (“FTD”) structure or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement.  With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the referenced entity’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed.  With FTD baskets, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names.  CDX index is utilized to take a position on multiple (generally 125) reference entities.  Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference credit.  If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement.  In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset.  When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at time of settlement. For CDX index, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration.  The maximum payout on a CDS is the contract notional amount.  A physical settlement may afford the Company with recovery rights as the new owner of the asset.

The Company monitors risk associated with credit derivatives through individual name credit limits at both a credit derivative and a combined cash instrument/credit derivative level.  The ratings of individual names for which protection has been sold are also monitored.

7.  Reserve for Property-Liability Insurance Claims and Claims Expense

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

8.  Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance premium ceded amounts shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Property-liability insurance premiums earned	$264	$294	$529	$624
Life and annuity premiums and contract charges	202	225	406	459

Property-liability insurance claims and claims expense and life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance recovery amounts shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Property-liability insurance claims and claims expense	$67	$47	$178	$120
Life and annuity contract benefits	157	169	618	362
Interest credited to contractholder funds	9	8	15	18

9.  Capital Structure

A universal shelf registration statement was filed with the Securities and Exchange Commission (“SEC”) on May 8, 2009.  The Company can use the current shelf registration to issue an unspecified amount of debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Company issues under this registration statement will be provided in the applicable prospectus supplements.

On May 11, 2009, the Company issued $300 million of 6.20% Senior Notes due 2014 and $700 million of 7.45% Senior Notes due 2019, utilizing the registration statement filed with the SEC on May 8, 2009.  The proceeds of this issuance are being used for general corporate purposes, as well as to facilitate the repayment of the $750 million of 7.20% Senior Notes scheduled to mature on December 1, 2009.

10.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $32 million and $(5) million for the three-month periods ended June 30, 2009 and 2008, respectively, and $77 million and $(6) million for the six-month periods ended June 30, 2009 and 2008, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the changes in the restructuring liability during the six-month period ended June 30, 2009:

($ in millions)	Employee costs	Exit costs	Total liability
Balance at the beginning of the year	$10	$1	$11
Expense incurred	57	3	60
Payments applied against liability	(29)	(1)	(30)
Balance at the end of the period	$38	$3	$41

The payments applied against the liability for employee costs primarily reflect severance costs.

11.  Guarantees and Contingent Liabilities

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $172 million at June 30, 2009.  The obligations associated with these fixed income securities expire at various times during the next five years.

Related to the disposal through reinsurance of substantially all of Allstate Financial’s variable annuity business to Prudential Financial, Inc. and its subsidiary in 2006, the Company and its consolidated subsidiaries, ALIC and Allstate Life Insurance Company of New York (“ALNY”), have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain. In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC’s and ALNY’s provision of transition services.  The Reinsurance Agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective June 30, 2009, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $15 million at June 30, 2009.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2009.

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

The National Association of Insurance Commissioners is conducting a multi-state examination of Allstate’s claims handling practices and has designated Florida, Illinois, Iowa and New York as lead states.  The official notice of the exam was issued by the Illinois Department of Insurance (formerly Illinois Division of Insurance) on March 30, 2009.

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

•                  For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection.  The Company reviews these matters on an ongoing basis and follows the provisions of SFAS No. 5, Accounting for Contingencies, when making accrual and disclosure decisions.  When assessing reasonably possible and

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

Proceedings

There are a number of state and nationwide class action lawsuits pending in various state courts challenging the legal propriety of Allstate’s medical bill review processes on a number of grounds, including the manner in which Allstate determines reasonableness and necessity.  These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes are used by Allstate systematically to undervalue claims.  Plaintiffs seek monetary damages in the form of contractual and extra-contractual damages.  The Company denies these allegations.  One nationwide class action was certified.  Allstate has received preliminary approval of a settlement of this class action which is immaterial in amount.  The Company continues to vigorously defend the other pending lawsuits.

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

The Company is defending a number of matters filed in the aftermath of Hurricanes Katrina and Rita, including individual lawsuits, and several statewide putative class action lawsuits pending in Mississippi and Louisiana.  These matters are in various stages of development.  The lawsuits and developments in litigation arising from the hurricanes include the following:

•                  The Mississippi Attorney General filed a suit asserting that the flood exclusion found in Allstate’s and other insurance companies’ policies is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage suffered in the wake of Hurricane Katrina.  In December 2008, the trial court ruled that, as a matter of law, the flood exclusions are not ambiguous, unconscionable or against public policy and do not constitute a deceptive trade practice.  The Court also ruled that the Attorney General lacks standing necessary to bring the suit, as he is not a party to the insurance contracts at issue.  All of the claims filed against the Company were dismissed.  The Attorney General has not appealed this dismissal.  The dismissal order is now considered final.

•                  Six members of the Mississippi Windstorm Underwriters Association (“MWUA”) have filed two separate lawsuits against the MWUA board members and the companies they represent, including an Allstate subsidiary, alleging that the Board purchased insufficient reinsurance to protect the MWUA members.  One of these lawsuits (filed by four MWUA members) is pending in federal court and was filed as a class action.  In that case, plaintiffs’ motion for class certification was denied.  The case proceeded to trial on March 3, 2009 on the four plaintiffs’ individuals claims.  At the end of the March 2009 trial, judgment was entered in favor of all the defendants.  Plaintiffs filed a Notice of Appeal, but then dismissed that appeal in return for the defendants’ agreement not to seek costs and fees at the trial court.  After the court denied class certification in the first case, two MWUA members that are not named plaintiffs in the first case filed another virtually identical lawsuit in Mississippi state court.  Plaintiffs dismissed their state court lawsuit as part of the agreement to resolve the first case.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

•                  The Louisiana Attorney General filed a class action lawsuit in state court against Allstate and other insurers on behalf of Road Home fund recipients alleging that the insurers have failed to pay all damages owed under their policies.  The insurers removed the matter to federal court.  The district court denied plaintiffs’ motion to remand the matter to state court and the U.S. Court of Appeals for the Fifth Circuit affirmed that ruling.  The defendants filed a motion to dismiss and the plaintiffs filed a motion to remand the claims involving a Road Home subrogation agreement.  In March 2009, the district court denied the State’s request that its claims be remanded to state court.  As for the defendant insurers’ motion, the judge granted it in part and denied it in part.  Dismissal of all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims, was granted.  Dismissal also was granted of all claims based on the Valued Policy Law and all flood loss claims based on the levee breaches finding that the insurers flood exclusions precluded coverage.  The remaining claims are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  The judge did not dismiss the class action allegations.  The defendants also moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The judge denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants have filed a petition for permission to appeal to the Fifth Circuit. The Fifth Circuit has accepted review.

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

•                  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court granted the Company’s motions for summary judgment.  Following plaintiffs’ filing of a notice of appeal, the U.S. Court of Appeals for the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

federal law and thus not appealable at this time.  In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Third Circuit along with the merits of the appeal.  In July 2009, the Third Circuit vacated the decision which granted the Company’s summary judgment motions, remanded the cases to the trial court for additional discovery, and directed that the cases be reassigned to another trial court judge.

•                  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that the Company was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether the Company had reasonable factors other than age to support the rehire policy.  The Company’s interlocutory appeal from the partial summary judgment was granted.  In June 2008, the U.S. Court of Appeals for the Eighth Circuit affirmed summary judgment in the EEOC’s favor.  In September 2008, the Eighth Circuit granted the Company’s petition for rehearing en banc and vacated its earlier decision affirming the trial court’s grant of summary judgment in favor of the EEOC.  The Eighth Circuit then dismissed the Company’s appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.

•                  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted the Company’s motion to dismiss the case.  Following plaintiffs’ filing of a notice of appeal, the U.S. Court of Appeals for the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time.  In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Third Circuit along with the merits of the appeal.  In July 2009, the Third Circuit vacated the decision which granted the Company’s motion to dismiss the case, remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge.

In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

In New Mexico, Allstate is defending a certified class action challenging the method by which Allstate discloses installment fees. The class members are limited to New Mexico policyholders based on the trial court’s acceptance of plaintiffs’ amended complaint. The plaintiffs contend that installment fees must be disclosed on the insurance policy itself, which would include the declarations page, because the fees allegedly meet the legal definition of “premium”.  Plaintiffs seek repayment of installment fees since October 1996.

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

Shareholder demand letter

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.19 billion and $1.23 billion, net of reinsurance recoverables of $682 million and $704 million, at June 30, 2009 and December 31, 2008, respectively.  Reserves for environmental claims were $189 million and $195 million, net of reinsurance recoverables of $54 million and $56 million, at June 30, 2009 and December 31, 2008, respectively. Approximately 64% of the total net asbestos and environmental reserves at both June 30, 2009 and December 31, 2008 were for incurred but not reported estimated losses.

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

12.  Income Taxes

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the six-month period ended June 30 is as follows:

($ in millions)	2009		2008

Statutory federal income tax rate - expense	$116	35.0%	$119	35.0%
Tax-exempt income	(134)	(40.6)	(141)	(41.5)
Dividends received deduction	(8)	(2.3)	(18)	(5.3)
(Increase) decrease in cash surrender value of company-owned life insurance	(1)	(0.4)	7	2.1
Deferred foreign tax credit	11	3.4	1	0.2
Adjustment to prior year tax liabilities	(19)	(5.7)	(3)	(1.0)
State income taxes	7	2.2	12	3.5
Other	(5)	(1.5)	(9)	(2.6)
Valuation allowance	248	75.1	--	--
Effective income tax rate - expense (benefit)	$215	65.2%	$(32)	(9.6)%

The valuation allowance for deferred tax assets decreased to $6 million as of June 30, 2009 from $49 million at December 31, 2008, primarily due to a reduction in capital losses that have not been recognized for tax purposes

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and a reduction in gross unrealized losses on equity securities.  Income tax expense for the six months ended June 30, 2009 includes expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of FSP FAS 115-2 on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  The release of the valuation allowance is related to the reversal of previously recorded other-than-temporary impairment write-downs that would not have been recorded under FSP FAS 115-2.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.

During the second quarter of 2009, the Company received the Internal Revenue Service’s (“IRS”) audit report related to the examination of federal income tax returns filed for years 2005 and 2006.  The Company has protested certain adjustments to the Appeals Division of the IRS.  The liability balance for unrecognized tax benefits at June 30, 2009 was $22 million.  The Company believes it is reasonably possible that the liability will be reduced by $22 million within the next twelve months upon the resolution of an outstanding issue resulting from the 2005-2006 examination.  Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the Company’s effective tax rate.

13.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Pension benefits
Service cost	$31	$37	$63	$73
Interest cost	83	79	165	157
Expected return on plan assets	(99)	(100)	(198)	(200)
Amortization of:
Prior service credit	--	(1)	(1)	(1)
Net actuarial loss	4	9	8	18
Settlement loss	16	11	32	22
Net periodic pension cost	$35	$35	$69	$69

Postretirement benefits
Service cost	$3	$4	$7	$9
Interest cost	15	15	29	29
Amortization of:
Prior service costs	1	1	1	1
Net actuarial gain	(8)	(6)	(16)	(12)
Net periodic postretirement benefit cost	$11	$14	$21	$27

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.  Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$4,162	$4,292	$8,326	$8,583
Non-standard auto	247	282	493	574
Homeowners	1,523	1,549	3,058	3,108
Other personal lines	628	627	1,266	1,249
Allstate Protection	6,560	6,750	13,143	13,514
Discontinued Lines and Coverages	--	--	(1)	--
Total property-liability insurance premiums earned	6,560	6,750	13,142	13,514
Net investment income	334	431	678	901
Realized capital gains and losses	201	(238)	(113)	(432)
Total Property-Liability	7,095	6,943	13,707	13,983

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	100	98	200	193
Immediate annuities with life contingencies	34	36	68	66
Accident, health and other	114	99	226	202
Total life and annuity premiums	248	233	494	461
Interest-sensitive life insurance	235	224	461	435
Fixed annuities	11	13	23	26
Variable annuities	--	1	--	1
Total contract charges	246	238	484	462
Total life and annuity premiums and contract charges	494	471	978	923
Net investment income	764	943	1,583	1,958
Realized capital gains and losses	121	(965)	78	(1,397)
Total Allstate Financial	1,379	449	2,639	1,484

Corporate and Other
Service fees	1	3	4	5
Net investment income	10	38	23	79
Realized capital gains and losses	6	(12)	4	(41)
Total Corporate and Other before reclassification of service fees	17	29	31	43
Reclassification of service fees (1)	(1)	(3)	(4)	(5)
Total Corporate and Other	16	26	27	38
Consolidated revenues	$8,490	$7,418	$16,373	$15,505

(1)        For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income
Property-Liability
Underwriting income
Allstate Protection	$1	$381	$215	$796
Discontinued Lines and Coverages	(4)	(3)	(10)	(10)
Total underwriting (loss) income	(3)	378	205	786
Net investment income	334	431	678	901
Income tax expense on operations	(40)	(217)	(176)	(467)
Realized capital gains and losses, after-tax	131	(153)	(185)	(278)
Property-Liability net income	422	439	522	942

Allstate Financial
Life and annuity premiums and contract charges	494	471	978	923
Net investment income	764	943	1,583	1,958
Periodic settlements and accruals on non-hedge derivative financial instruments	(3)	7	(2)	16
Contract benefits and interest credited to contractholder funds	(927)	(994)	(1,856)	(2,021)
Operating costs and expenses and amortization of deferred policy acquisition costs	(235)	(255)	(465)	(490)
Restructuring and related charges	(2)	--	(20)	--
Income tax expense on operations	(26)	(54)	(68)	(125)
Operating income	65	118	150	261
Realized capital gains and losses, after-tax	82	(627)	(88)	(908)
DAC and DSI (amortization) accretion related to realized capital gains and losses, after-tax	(131)	134	(150)	173
DAC and DSI unlocking related to realized capital gains and losses, after-tax	--	--	(224)	--
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	2	(4)	1	(10)
Gain (loss) on disposition of operations, after-tax	1	--	3	(6)
Allstate Financial net income (loss)	19	(379)	(308)	(490)

Corporate and Other
Service fees (1)	1	3	4	5
Net investment income	10	38	23	79
Operating costs and expenses	(104)	(93)	(197)	(187)
Income tax benefit on operations	36	25	68	51
Operating loss	(57)	(27)	(102)	(52)
Realized capital gains and losses, after-tax	5	(8)	3	(27)
Corporate and Other net loss	(52)	(35)	(99)	(79)
Consolidated net income	$389	$25	$115	$373

(1)    For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.  Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2009			2008
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$3,239	$(1,043)	$2,196	$(1,248)	$432	$(816)
Less: reclassification adjustment of realized capital gains and losses	(57)	20	(37)	(1,264)	442	(822)

Unrealized net capital gains and losses	3,296	(1,063)	2,233	16	(10)	6

Unrealized foreign currency translation adjustments	30	(10)	20	3	(1)	2

Unrecognized pension and other postretirement benefit cost	(12)	4	(8)	2	(1)	1

Other comprehensive income	$3,314	$(1,069)	2,245	$21	$(12)	9

Net income			389			25

Comprehensive income			$2,634			$34

	Six months ended June 30,
	2009			2008
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$2,896	$(999)	$1,897	$(3,440)	$1,204	$(2,236)
Less: reclassification adjustment of realized capital gains and losses	(473)	166	(307)	(1,652)	578	(1,074)

Unrealized net capital gains and losses	3,369	(1,165)	2,204	(1,788)	626	(1,162)

Unrealized foreign currency translation adjustments	18	(6)	12	(22)	8	(14)

Unrecognized pension and other postretirement benefit cost	(13)	4	(9)	(111)	36	(75)

Other comprehensive income (loss)	$3,374	$(1,167)	2,207	$(1,921)	$670	(1,251)

Net income			115			373

Comprehensive income (loss)			$2,322			$(878)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statements of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008.  These interim financials statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the condensed consolidated financial statements, the Company changed its presentation and method of accounting for other-than-temporary impairments of debt securities.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

August 5, 2009

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

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

HIGHLIGHTS

•      Consolidated net income was $389 million in the second quarter of 2009 compared to $25 million in the second quarter of 2008, and $115 million in the first six months of 2009 compared to $373 million in the first six months of 2008.  Net income per diluted share was $0.72 in the second quarter of 2009 compared to $0.05 in the second quarter of 2008, and $0.21 in the first six months of 2009 compared to $0.67 in the first six months of 2008.

•      Property-Liability net income was $422 million in the second quarter of 2009 compared to $439 million in the second quarter of 2008, and $522 million in the first six months of 2009 compared to $942 million in the first six months of 2008.

•      The Property-Liability combined ratio was 100.0 in the second quarter of 2009 compared to 94.4 in the second quarter of 2008, and 98.4 in the first six months of 2009 compared to 94.2 in the first six months of 2008.

•      Allstate Financial had net income of $19 million in the second quarter of 2009 compared to a net loss of $379 million in the second quarter of 2008, and a net loss of $308 million in the first six months of 2009 compared to a net loss of $490 million in the first six months of 2008.

•      Total revenues were $8.49 billion in the second quarter of 2009 compared to $7.42 billion in the second quarter of 2008, and $16.37 billion in the first six months of 2009 compared to $15.51 billion in the first six months of 2008.

•      Property-Liability premiums earned in the second quarter of 2009 totaled $6.56 billion, a decrease of 2.8% from $6.75 billion in the second quarter of 2008, and $13.14 billion in the first six months of 2009, a decrease of 2.8% from $13.51 billion in the first six months of 2008.

•      Net realized capital gains were $328 million in the second quarter of 2009 compared to net realized capital losses of $1.22 billion in the second quarter of 2008, and net realized capital losses were $31 million in the first six months of 2009 compared to net realized capital losses of $1.87 billion in the first six months of 2008.

•      Investments as of June 30, 2009 totaled $96.46 billion, an increase of 0.5% from $96.00 billion as of December 31, 2008.  Net investment income in the second quarter of 2009 was $1.11 billion, a decrease of 21.5% from $1.41 billion in the second quarter of 2008, and $2.28 billion in the first six months of 2009, a decrease of 22.3% from $2.94 billion in the first six months of 2008.

•      Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), was adopted April 1, 2009 resulting in the reclassification of $1.15 billion of previously recorded other-than-temporary impairment write-downs from retained income to unrealized capital losses.  The cumulative effect of adoption, net of related deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and tax adjustments, was an increase in retained income of $863 million and a decrease in unrealized net capital gains and losses of $578 million, with a net benefit to equity of $285 million.  The benefit to equity resulted from a decrease in the

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

deferred tax asset valuation allowance.

•      Income tax expense for the six months ended June 30, 2009 includes expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of FSP FAS 115-2 on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.

•      Book value per diluted share (ratio of shareholders’ equity to total shares outstanding and dilutive potential shares outstanding) was $27.87 as of June 30, 2009, a decrease of 22.3% from $35.87 as of June 30, 2008 and an increase of 18.7% from $23.47 as of December 31, 2008.

•      For the twelve months ended June 30, 2009, return on the average of beginning and ending period shareholders’ equity was (11.1)%, a decrease of 21.3 points from 10.2% for the twelve months ended June 30, 2008.

•      At June 30, 2009, we held $15.07 billion in capital.  This total included $3.38 billion in deployable invested assets at the parent holding company level.

 CONSOLIDATED NET INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Property-liability insurance premiums earned	$6,560	$6,750	$13,142	$13,514
Life and annuity premiums and contract charges	494	471	978	923
Net investment income	1,108	1,412	2,284	2,938
Realized capital gains and losses:
Total other-than-temporary impairment losses	(471)	(1,265)	(1,196)	(1,723)
Portion of loss recognized in other comprehensive income	154	--	154	--
Net other-than-temporary impairment losses recognized in earnings	(317)	(1,265)	(1,042)	(1,723)
Sales and other realized capital gains and losses	645	50	1,011	(147)
Total realized capital gains and losses	328	(1,215)	(31)	(1,870)
Total revenues	8,490	7,418	16,373	15,505

Costs and expenses
Property-liability insurance claims and claims expense	(5,002)	(4,776)	(9,722)	(9,452)
Life and annuity contract benefits	(407)	(395)	(794)	(792)
Interest credited to contractholder funds	(561)	(563)	(1,140)	(1,187)
Amortization of deferred policy acquisition costs	(1,229)	(959)	(2,626)	(2,034)
Operating costs and expenses	(702)	(728)	(1,503)	(1,520)
Restructuring and related charges	(32)	5	(77)	6
Interest expense	(97)	(88)	(185)	(176)
Total costs and expenses	(8,030)	(7,504)	(16,047)	(15,155)

Gain (loss) on disposition of operations	1	--	4	(9)
Income tax (expense) benefit	(72)	111	(215)	32
Net income	$389	$25	$115	$373

Property-Liability	$422	$439	$522	$942
Allstate Financial	19	(379)	(308)	(490)
Corporate and Other	(52)	(35)	(99)	(79)
Net income	$389	$25	$115	$373

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

PROPERTY-LIABILITY HIGHLIGHTS

•      Premiums written, an operating measure that is defined and reconciled to premiums earned in the Property-Liability Operations section of the MD&A, decreased 2.8% to $6.62 billion in the second quarter of 2009 from $6.80 billion in the second quarter of 2008, and 3.3% to $12.88 billion in the first six months of 2009 from $13.32 billion in the first six months of 2008.  Allstate brand standard auto premiums written decreased 2.0% to $3.88 billion in the second quarter of 2009 from $3.96 billion in the second quarter of 2008, and 2.2% to $7.85 billion in the first six months of 2009 from $8.03 billion in the first six months of 2008.  Allstate brand homeowners premiums written in the second quarter of 2009 were comparable to $1.53 billion in the second quarter of 2008, and decreased 0.5% to $2.70 billion in the first six months of 2009 from $2.72 billion in the first six months of 2008.

•      Premium operating measures and statistics contributing to the overall Allstate brand standard auto premiums written decline were the following:

–     1.6% decrease in policies in force (“PIF”) as of June 30, 2009 compared to June 30, 2008

–     0.1 point decline in the six month renewal ratio to 89.0% in the second quarter of 2009 compared to 89.1% in the second quarter  of 2008, and 0.2 point decline in the six month renewal ratio to 88.8% in the first six months of 2009 compared to 89.0 in the first six months of 2008

–     0.7% increase in the six month policy term average gross premium before reinsurance to $430 in both the second quarter and first six months of 2009 from $427 in the same periods of 2008

–     11.0% and 12.9% increase in new issued applications in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008

•      Premium operating measures and statistics contributing to the overall Allstate brand homeowners premiums written decline in the first six months of 2009 compared to the same period of 2008 were the following:

–      4.2% decrease in PIF as of June 30, 2009 compared to June 30, 2008

–      1.7 point increase in the twelve month renewal ratio to 88.0% in the second quarter of 2009 compared to 86.3% in the second quarter of 2008, and 1.4 point increase in the twelve month renewal ratio to 87.8% in the first six months of 2009 compared to 86.4% in the first six months of 2008

–      1.4% increase in the twelve month policy term average gross premium before reinsurance to $879 in the second quarter of 2009 from $867 in the second quarter of 2008, and 0.5% increase in the twelve month policy term average gross premium before reinsurance to $871 in the first six months of 2009 from $867 in the first six months of 2008

–      11.6% and 13.4% decrease in new issued applications in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008

–      $54 million decrease in catastrophe reinsurance costs to $139 million in the second quarter of 2009 from $193 million in the second quarter of 2008, and $109 million decrease in catastrophe reinsurance costs to $280 million in the first six months of 2009 from $389 million in the first six months of 2008

•      Factors contributing to the Allstate brand standard auto loss ratio increase of 3.6 points to 70.7 in the second quarter of 2009 from 67.1 in the second quarter of 2008, and an increase of 3.5 points to 69.8 in the first six months of 2009 from 66.3 in the first six months of 2008  were the following:

–      5.1% and 3.3% increase in standard auto property damage gross claim frequency (rate of claim occurrence per policy in force) in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008

–      13.6% and 9.5% increase in standard auto bodily injury gross claim frequency in the second quarter and first six months of 2009 compared to the same periods of 2008

–      0.9% and 1.5% increase in auto claim severities (average cost per claim) for bodily injury in the second quarter and first six months of 2009 compared to the same periods of 2008

–      0.5% increase and a 1.0% decrease in auto claim severities for property damage in the second quarter and first six months of 2009 compared to the same periods of 2008

•      Factors contributing to the Allstate brand homeowners loss ratio, which includes catastrophes, increase of 8.6 points to 95.1 in the second quarter of 2009 from 86.5 in the second quarter of 2008, and an increase of 5.6 points to 88.9 in the first six months of 2009 from 83.3 in the first six months of 2008 were the following:

–      7.8 point increase in the effect of catastrophe losses to 45.8 points in the second quarter of 2009 compared

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

to 38.0 points in the second quarter of 2008, and 2.8 point increase in the effect of catastrophe losses to 36.6 points in the first six months of 2009 compared to 33.8 points in the first six months of 2008

–      2.7% and 3.6% increase in homeowner gross claim frequency, excluding catastrophes, in the second quarter and first six months of 2009 compared to the same periods of 2008

–      7.0% and 5.3% increase in claim severity, excluding catastrophes, in the second quarter and first six months of 2009 compared to the same periods of 2008

•      Factors contributing to catastrophe losses increase of $120 million to $818 million in the second quarter of 2009 compared to $698 million in the second quarter of 2008, and an increase of $68 million to $1.33 billion in the first six months of 2009 compared to $1.27 billion in the first six months of 2008 were the following:

–      $1 million unfavorable prior year reserve reestimates in the second quarter of 2009 compared to $11 million unfavorable reserve reestimates in the second quarter of 2008, and $59 million favorable reserve reestimates in the first six months of 2009 compared to $128 million unfavorable reserve reestimates in the first six months of 2008, primarily related to litigation in Louisiana for Hurricane Katrina

–      highest second quarter historical catastrophe losses comprised of 31 events with losses of $795 million losses in the second quarter of 2009 compared to 43 events with losses of $702 million in the second quarter of 2008, and 45 events with losses of $1.39 billion in the first six months of 2009 compared to 70 events with losses of $1.14 billion in the first six months of 2008

•      Factors contributing to prior year reserve reestimates of $20 million unfavorable in the second quarter of 2009 compared to $9 million unfavorable in the second quarter of 2008, and prior year reserve reestimates of $35 million favorable in the first six months of 2009 compared to $110 million unfavorable in the first six months of 2008 included:

–      prior year reserve reestimates related to auto, homeowners and other personal lines in the second quarter of 2009 contributed $4 million favorable, $11 million favorable and $32 million unfavorable, respectively, compared to prior year reserve reestimates in the second quarter of 2008 of $13 million favorable, $18 million unfavorable and $2 million unfavorable, respectively, and prior year reserve reestimates related to auto, homeowners and other personal lines in the first six months of 2009 contributed $39 million favorable, $43 million favorable and $41 million unfavorable, respectively, compared to prior year reserve reestimates in the first six months of 2008 of $67 million favorable, $96 million unfavorable and $74 million unfavorable, respectively

–      prior year reserve reestimates in the first six months of 2009 and 2008 are largely attributable to prior year catastrophes and a $45 million incurred but not reported (“IBNR”) reclassification from auto to other personal lines that occurred in the first quarter of 2008

•      Property-Liability underwriting loss of $3 million in the second quarter of 2009 compared to an underwriting income of $378 million in the second quarter of 2008, and Property-Liability underwriting income of $205 million in the first six months of 2009 compared to $786 million in the first six months of 2008 included the following primary contributing factors:

–      Allstate brand standard auto loss ratio increased 3.6 points to 70.7 in the second quarter of 2009 from 67.1 in the second quarter of 2008, and increased 3.5 points to 69.8 in the first six months of 2009 from 66.3 in the first six months of 2008

–      Allstate brand homeowners loss ratio, which includes catastrophes, increased 8.6 points to 95.1 in the second quarter of 2009 from 86.5 in the second quarter of 2008, and increased 5.6 points to 88.9 in the first six months of 2009 from 83.3 in the first six months of 2008

Underwriting (loss) income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•      Property-Liability investments as of June 30, 2009 were $33.20 billion, an increase of 7.7% from $30.84 billion as of December 31, 2008.  Net investment income was $334 million in the second quarter of 2009, a decrease of 22.5% from $431 million in the second quarter of 2008, and $678 million in the first six months of 2008, a decrease of 24.8% from $901 million in the first six months of 2008.

•      Net realized capital gains were $201 million in the second quarter of 2009 compared to net realized capital losses of $238 million in the second quarter of 2008, and net realized capital losses were $113 million in the first six months of 2009 compared to net realized capital losses of $432 million in the first six months of 2008.

•      Income tax expense for the six months ended June 30, 2009 includes expense of $112 million attributable to an

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of FSP FAS 115-2 on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.

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

Underwriting (loss) income, a measure that is not based on GAAP and is reconciled to net income below, is calculated as premiums earned, less claims and claims expense (“losses”), amortization of DAC, operating costs and expenses and restructuring and related charges, as determined using GAAP.  We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results.  It is also an integral component of incentive compensation.  It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance.  Net income is the GAAP measure most directly comparable to underwriting (loss) income.  Underwriting (loss) income should not be considered as a substitute for net income and does not reflect the overall profitability of the business.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Summarized financial data, a reconciliation of underwriting (loss) income to net income and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Premiums written	$6,615	$6,803	$12,884	$13,317

Revenues
Premiums earned	$6,560	$6,750	$13,142	$13,514
Net investment income	334	431	678	901
Realized capital gains and losses	201	(238)	(113)	(432)
Total revenues	7,095	6,943	13,707	13,983

Costs and expenses
Claims and claims expense	(5,002)	(4,776)	(9,722)	(9,452)
Amortization of DAC	(940)	(1,000)	(1,889)	(2,011)
Operating costs and expenses	(591)	(601)	(1,269)	(1,271)
Restructuring and related charges	(30)	5	(57)	6
Total costs and expenses	(6,563)	(6,372)	(12,937)	(12,728)

Income tax expense	(110)	(132)	(248)	(313)
Net income	$422	$439	$522	$942

Underwriting (loss) income	$(3)	$378	$205	$786
Net investment income	334	431	678	901
Income tax expense on operations	(40)	(217)	(176)	(467)
Realized capital gains and losses, after-tax	131	(153)	(185)	(278)
Net income	$422	$439	$522	$942

Catastrophe losses (1)	$818	$698	$1,334	$1,266

GAAP operating ratios
Claims and claims expense ratio	76.2	70.8	74.0	70.0
Expense ratio	23.8	23.6	24.4	24.2
Combined ratio	100.0	94.4	98.4	94.2
Effect of catastrophe losses on combined ratio (1)	12.5	10.3	10.2	9.4
Effect of prior year reserve reestimates on combined ratio (1)	0.3	0.1	(0.3)	0.8
Effect of restructuring and related charges on combined ratio	0.5	(0.1)	0.4	--
Effect of Discontinued Lines and Coverages on combined ratio	--	--	--	0.1

(1) Reserve reestimates included in catastrophe losses totaled $1 million unfavorable and $59 million favorable in the three months and six months ended June 30, 2009, respectively, compared to $11 million and $128 million unfavorable in the three months and six months ended June 30, 2008, respectively.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

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

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Premiums written:
Allstate Protection	$6,615	$6,803	$12,885	$13,317
Discontinued Lines and Coverages	--	--	(1)	--
Property-Liability premiums written	6,615	6,803	12,884	13,317
(Increase) decrease in unearned premiums	(70)	(154)	267	140
Other	15	101	(9)	57
Property-Liability premiums earned	$6,560	$6,750	$13,142	$13,514

Premiums earned:
Allstate Protection	$6,560	$6,750	$13,143	$13,514
Discontinued Lines and Coverages	--	--	(1)	--
Property-Liability	$6,560	$6,750	$13,142	$13,514

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following tables.

	Three months ended June 30,
($ in millions)	Allstate brand		Encompass brand		Allstate Protection
	2009	2008	2009	2008	2009	2008
Standard auto	$3,876	$3,957	$217	$272	$4,093	$4,229
Non-standard auto	232	261	5	11	237	272
Homeowners	1,532	1,531	112	129	1,644	1,660
Other personal lines (1)	613	613	28	29	641	642
Total	$6,253	$6,362	$362	$441	$6,615	$6,803

	Six months ended June 30,
($ in millions)	Allstate brand		Encompass brand		Allstate Protection
	2009	2008	2009	2008	2009	2008
Standard auto	$7,854	$8,034	$421	$542	$8,275	$8,576
Non-standard auto	473	535	13	23	486	558
Homeowners	2,703	2,716	209	242	2,912	2,958
Other personal lines (1)	1,159	1,167	53	58	1,212	1,225
Total	$12,189	$12,452	$696	$865	$12,885	$13,317

(1)  Other personal lines include commercial lines, condominium, renters, involuntary auto and other personal lines.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Premiums earned by brand are shown in the following tables.

	Three months ended June 30,
($ in millions)	Allstate brand		Encompass brand		Allstate Protection
	2009	2008	2009	2008	2009	2008
Standard auto	$3,928	$4,014	$234	$278	$4,162	$4,292
Non-standard auto	240	270	7	12	247	282
Homeowners	1,409	1,420	114	129	1,523	1,549
Other personal lines	600	593	28	34	628	627
Total	$6,177	$6,297	$383	$453	$6,560	$6,750

	Six months ended June 30,
($ in millions)	Allstate brand		Encompass brand		Allstate Protection
	2009	2008	2009	2008	2009	2008
Standard auto	$7,845	$8,025	$481	$558	$8,326	$8,583
Non-standard auto	477	548	16	26	493	574
Homeowners	2,826	2,846	232	262	3,058	3,108
Other personal lines	1,210	1,185	56	64	1,266	1,249
Total	$12,358	$12,604	$785	$910	$13,143	$13,514

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Standard auto premiums written totaled $4.09 billion in the second quarter of 2009, a decrease of 3.2% from $4.23 billion in the second quarter of 2008, and $8.28 billion in the first six months of 2009, a decrease of 3.5% from $8.58 billion in the first six months of 2008.

Standard Auto	Allstate brand		Encompass brand (2)
Three months ended June 30,	2009	2008	2009	2008
PIF (thousands)	17,836	18,124	984	1,119
Average premium-gross written (1)	$430	$427	$966	$962
Renewal ratio (%) (1)	89.0	89.1	69.4	74.1

Six months ended June 30,
PIF (thousands)	17,836	18,124	984	1,119
Average premium-gross written (1)	$430	$427	$961	$962
Renewal ratio (%) (1)	88.8	89.0	69.8	74.5

(1) Policy term is six months for Allstate brand and twelve months for Encompass brand.

(2) Premium operating measures and statistics exclude the discontinuation of a large national broker arrangement.

Allstate brand standard auto premiums written totaled $3.88 billion in the second quarter of 2009, a decrease of 2.0% from $3.96 billion in the second quarter of 2008, and $7.85 billion in the first six months of 2009, a decrease of 2.2% from $8.03 billion in the first six months of 2008.  Contributing to the Allstate brand standard auto premiums written decrease in the second quarter and first six months of 2009 compared to the same periods of 2008 were the following:

–     decrease in PIF as of June 30, 2009 compared to June 30, 2008 due to a lower renewal ratio and fewer policies available to renew partially offset by new issued applications

–     11.0% increase in new issued applications on a countrywide basis to 496 thousand in the second quarter of 2009 from 447 thousand in the second quarter of 2008, and 12.9% increase to 1,017 thousand in the first six months of 2009 from 901 thousand in the first six months of 2008

–     increase in average gross premium in the second quarter and first six months of 2009 compared to the same periods of 2008, primarily due to rate changes, partially offset by customers electing to change protection levels of their policy

Encompass brand standard auto premiums written totaled $217 million in the second quarter of 2009, a decrease of 20.2% from $272 million in the second quarter of 2008, and $421 million in the first six months of 2009, a decrease of 22.3% from $542 million in the first six months of 2008.  Contributing to the Encompass brand standard auto premiums written decrease in the second quarter and first six months of 2009 compared to the same periods of 2008 were the following:

–     decrease in PIF as of June 30, 2009 compared to June 30, 2008, driven by lower new business production and lower retention

–     the discontinuation of a large national broker arrangement in the second quarter of 2008; Encompass brand standard auto premiums written excluding the terminated national broker’s business decreased 19.8% to $421 million in the first six months of 2009 from $525 million during the first six months of 2008

Decreases are expected in Encompass brand standard auto PIF as profit improvement actions have been implemented.  Some of these actions involve improving business quality by strengthening underwriting guidelines, terminating relationships with certain independent agencies and rate changes.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for standard auto during the three months and six months ended June 30, 2009 and 2008, respectively.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.

	Three months ended June 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
	2009	2008	2009	2008	2009	2008
Allstate brand (4)	12	15	0.8	(0.4)	4.3	(1.2)
Encompass brand	8	9	1.0	0.8	8.3	3.4

	Six months ended June 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
	2009	2008	2009	2008	2009	2008
Allstate brand (4)	25 (5)	23	1.7	0.4	4.6	0.9
Encompass brand	30	24	4.6	1.1	8.0	2.5

(1)

Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2009 and 2008, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2009 and 2008, respectively, as a percentage of total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for standard auto totaled $131 million and $309 million in the three months and six months ended June 30, 2009, respectively, compared to $(56) million and $80 million in the three months and six months ended June 30, 2008, respectively.

(4)

Excluding the impact of a 15.9% rate reduction in California related to an order effective in April 2008, the Allstate brand standard auto rate change is 5.5% on a state specific basis and 1.3% on a countrywide basis for the three months ended June 30, 2008 and 5.4% on a state specific basis and 2.2% on a countrywide basis for the six months ended June 30, 2008.

(5)	Includes Washington D.C.

Non-standard auto premiums written totaled $237 million in the second quarter of 2009, a decrease of 12.9% from $272 million in the second quarter of 2008 and $486 million in the first six months of 2009, a decrease of 12.9% from $558 in the first six months of 2008.

Non-Standard Auto	Allstate brand		Encompass brand
Three months ended June 30,	2009	2008	2009	2008
PIF (thousands)	743	790	29	48
Average premium-gross written	$612	$624	$477	$498
Renewal ratio (%)	73.3	74.1	70.0	68.5

Six months ended June 30,
PIF (thousands)	743	790	29	48
Average premium-gross written	$613	$626	$484	$502
Renewal ratio (%)	72.4	74.3	69.0	66.8

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Allstate brand non-standard auto premiums written totaled $232 million in the second quarter of 2009, a decrease of 11.1% from $261 million in the second quarter of 2008, and $473 million in the first six months of 2009, a decrease of 11.6% from $535 million in the first six months of 2008.  Contributing to the Allstate brand non-standard auto premiums written decrease in the second quarter and first six months of 2009 compared to the same periods of 2008 were the following:

–      decrease in PIF as of June 30, 2009 compared to June 30, 2008, due to new business production that was insufficient to offset declines in the renewal ratio and polices available to renew

–      10.3% increase in new issued applications to 86 thousand in the second quarter of 2009 from 78 thousand in the second quarter of 2008, and 14.6% increase to 188 thousand in the first six months of 2009 from 164 thousand in the first six months of 2008

–      decrease in average gross premium in the second quarter and first six months of 2009 compared to the same periods of 2008

–      decrease in the renewal ratio in the second quarter and first six months of 2009 compared to the same periods of 2008

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for non-standard auto during the three months and six months ended June 30, 2009 and 2008, respectively.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.

	Three months ended June 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
	2009	2008	2009	2008	2009	2008
Allstate brand	2	5 (4)	0.1	(0.2)	3.2	(7.7)
Encompass brand	--	--	--	--	--	--

	Six months ended June 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
	2009	2008	2009	2008	2009	2008
Allstate brand	6	7 (4)	0.3	--	2.2	0.4
Encompass brand	1	--	0.9	--	31.7	--

(1)

Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2009 and 2008, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2009 and 2008, respectively, as a percentage of total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $1 million and $3 million in three months and six months ended June 30, 2009, respectively, compared to $(2) million and $0 million in the three months and six months ended June 30, 2008, respectively.

(4)	Includes Washington D.C.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Homeowners premiums written totaled $1.64 billion in the second quarter of 2009, a decrease of 1.0% from $1.66 billion in the second quarter of 2008, and $2.91 billion in the first six months of 2009, a decrease of 1.6% from $2.96 billion in the first six months of 2008.  Excluding the cost of catastrophe reinsurance, premiums written declined 3.8% and 4.6% in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008.  For a more detailed discussion on reinsurance, see the Allstate Protection Reinsurance section of the MD&A.

Homeowners	Allstate brand		Encompass brand (1)
Three months ended June 30,	2009	2008	2009	2008
PIF (thousands)	7,104	7,418	411	466
Average premium-gross written (12 months)	$879	$867	$1,255	$1,193
Renewal ratio (%)	88.0	86.3	79.3	80.5

Six months ended June 30,
PIF (thousands)	7,104	7,418	411	466
Average premium-gross written (12 months)	$871	$867	$1,253	$1,194
Renewal ratio (%)	87.8	86.4	79.4	80.6

(1) Premium operating measures and statistics exclude the discontinuation of a large national broker arrangement.

Allstate brand homeowners premiums written were comparable to the second quarter of 2008.  Allstate brand homeowners premiums written in the first six months of 2009 totaled $2.70 billion, a decrease of 0.5% from $2.72 billion in the first six months of 2008.  Contributing to the Allstate brand homeowners premiums written decrease in the first six months of 2009 compared to the same period of 2008 were the following:

–      decrease in PIF as of June 30, 2009 compared to June 30, 2008, due to lower new issued applications and policies available to renew

–      11.6% decrease in new issued applications to 145 thousand in the second quarter of 2009 from 164 thousand in the second quarter of 2008, and 13.4% decrease to 272 thousand in the first six months of 2009 from 314 thousand in the first six months of 2008

–      increase in average gross premium in the second quarter and first six months of 2009 compared to the same periods of 2008, primarily due to rate increases offsetting the impact from reduced premiums written in catastrophe management areas with generally higher average gross premiums and a state insurance department initiated rate reduction in California

–      increase in the renewal ratio in the second quarter and first six months of 2009 compared to the same periods of 2008 in part driven by less non-renewal activity in coastal states that are more susceptible to major catastrophes

–      decrease in the net cost of our catastrophe reinsurance program

Encompass brand homeowners premiums written totaled $112 million in the second quarter of 2009, a decrease of 13.2% from $129 million in the second quarter of 2008, and $209 million in the first six months of 2009, a decrease of 13.6% from $242 million in the first six months of 2008.  Contributing to the Encompass brand homeowners premiums written decrease in the second quarter and first six months of 2009 compared to the same periods of 2008 were the following:

–      decrease in PIF as of June 30, 2009 compared to June 30, 2008, primarily due to lower policies available to renew

–      the discontinuation of a large national broker arrangement in the second quarter of 2008; Encompass brand homeowners premiums written excluding the terminated national broker’s business decreased 11.1% to $209 million in the first six months of 2009 from $235 million in the first six months of 2008

–      increase in average gross premium in the second quarter and first six months of 2009 compared to the same periods of 2008 due to rate changes

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for homeowners during the three months and six months ended June 30, 2009 and 2008, respectively, including rate changes approved based on our net cost of reinsurance.

	Three months ended June 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
	2009	2008	2009	2008	2009	2008
Allstate brand (4)	16	16	1.7	0.7	13.3	2.3
Encompass brand (5)	10	13	0.5	0.9	5.7	4.5

	Six months ended June 30,
	# of States		Countrywide (%) (1)		State Specific (% ) (2) (3)
	2009	2008	2009	2008	2009	2008
Allstate brand (4)	24	23	4.1	2.0	9.2	4.9
Encompass brand (5)	25	17	2.1	1.4	6.5	6.6

(1)

Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2009 and 2008, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2009 and 2008, respectively, as a percentage of total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for homeowners totaled $106 million and $262 million in the three months and six months ended June 30, 2009, respectively, compared to $48 million and $132 million in the three months and six months ended June 30, 2008, respectively.

(4)

Excluding the impact of a 3.0% rate reduction in Texas related to a resolution reached in the second quarter of 2008, the Allstate brand homeowners rate change is 3.3% on a state specific basis and 1.0% on a countrywide basis for the three months ended June 30, 2008 and 5.7% on a state specific basis and 2.3% on a countrywide basis for the six months ended June 30, 2008.

(5)	Includes Washington D.C.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Underwriting results are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Premiums written	$6,615	$6,803	$12,885	$13,317
Premiums earned	$6,560	$6,750	$13,143	$13,514
Claims and claims expense	(5,000)	(4,774)	(9,717)	(9,445)
Amortization of DAC	(940)	(1,000)	(1,889)	(2,011)
Other costs and expenses	(589)	(600)	(1,265)	(1,268)
Restructuring and related charges	(30)	5	(57)	6
Underwriting income	$1	$381	$215	$796
Catastrophe losses	$818	$698	$1,334	$1,266

Underwriting income by line of business
Standard auto (1)	$201	$395	$459	$874
Non-standard auto	21	46	40	76
Homeowners	(235)	(115)	(320)	(178)
Other personal lines (1)	14	55	36	24
Underwriting income	$1	$381	$215	$796

Underwriting income by brand
Allstate brand	$5	$375	$212	$768
Encompass brand	(4)	6	3	28
Underwriting income	$1	$381	$215	$796

(1)         During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

Allstate Protection experienced underwriting income of $1 million during the second quarter of 2009 compared to $381 million in the same period of 2008.  For the six months ended June 30, 2009, Allstate Protection’s underwriting income was $215 million compared to $796 million in the same period of 2008.  The decrease in both periods was primarily due to decreases in standard auto underwriting income and increases in homeowners underwriting loss.  Standard auto underwriting income decreased 49.1% to $201 million in the second quarter of 2009 from $395 million in the second quarter of 2008, and 47.5% to $459 million in the first six months of 2009 from $874 million in the first six months of 2008.  The decrease in both periods was primarily due to increases in auto claim frequency, fueled in part by weather-related claims in the first quarter of 2009, increases in claim severities and lower premiums earned.  Increases in standard auto severity per policy during the second quarter of 2009 were within expectations.  Homeowners underwriting loss increased $120 million to an underwriting loss of $235 million in the second quarter of 2009 from an underwriting loss of $115 million in the second quarter of 2008, and $142 million to an underwriting loss of $320 million in the first six months of 2009 from an underwriting loss of $178 million in the first six months of 2008.  The increase in both periods was primarily due to higher catastrophes losses, increases in homeowner gross claim frequency excluding catastrophes, fueled in part by weather-related claims and increases in claim severities.

Catastrophe losses in the second quarter and first six months of 2009 were $818 million and $1.33 billion, respectively, as detailed in the table below, and include updates to the estimates of losses for Hurricanes Ike and Gustav among other events.  This compares to catastrophe losses in the second quarter and first six months of 2008 of $698 million and $1.27 billion, respectively.

We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event.  Catastrophes are caused by various natural events including high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes.  We are also exposed to man-made catastrophic events, such as

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

certain acts of terrorism or industrial accidents.  The nature and level of catastrophes in any future period cannot be reliably predicted.

Catastrophe losses related to events that occurred by the size of the event are shown in the following tables.

($ in millions)	Three months ended June 30, 2009
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
$100 million to $250 million	1	3.2%	$103	12.6%	1.6	$103
$50 million to $100 million	4	12.9	303	37.0	4.6	76
Less than $50 million	26	83.9	389	47.6	5.9	15
Total	31	100.0%	$795	97.2	12.1	26
Prior year reserve reestimates			1	0.1	--
Prior quarter reserve reestimates			22	2.7	0.4
Total catastrophe losses			$818	100.0%	12.5

($ in millions)	Six months ended June 30, 2009
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
$100 million to $250 million	3	6.7%	$351	26.3%	2.6	$117
$50 million to $100 million	8	17.8	556	41.7	4.2	70
Less than $50 million	34	75.5	486	36.4	3.7	14
Total	45	100.0%	$1,393	104.4	10.5	31
Prior year reserve reestimates			(59)	(4.4)	(0.4)
Total catastrophe losses			$1,334	100.0%	10.1

Catastrophe losses incurred by the type of event are shown in the following table.

($ in millions)	Three months ended June 30,				Six months ended June 30,
	2009	Number of events	2008	Number of events	2009	Number of events	2008	Number of events
Tornadoes	$147	3	$303	13	$293	4	$509	17
Wind/Hail	572	25	380	27	885	35	560	46
Other events	76	3	19	3	215	6	69	7
Prior year reserve reestimates	1		11		(59)		128
Prior quarter reserve reestimates	22		(15)		--		--
Total catastrophe losses	$818	31	$698	43	$1,334	45	$1,266	70

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Combined ratio  Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined in the Property-Liability Operations section of the MD&A.

	Three months ended June 30,						Six months ended June 30,
			Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserves reestimates on the combined ratio				Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserves reestimates on the combined ratio
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Allstate brand loss ratio:
Standard auto	70.7	67.1	2.1	2.1	(0.1)	(0.3)	69.8	66.3	1.9	1.7	(0.4)	(0.2)
Non-standard auto	67.1	60.0	1.3	1.1	(2.5)	(2.2)	67.7	62.6	1.0	0.9	(1.5)	(0.4)
Homeowners	95.1	86.5	45.8	38.0	(0.9)	1.5	88.9	83.3	36.6	33.8	(1.1)	3.2
Other personal lines	72.5	63.1	9.8	5.9	5.0	(0.5)	69.2	66.4	8.8	7.9	2.9	1.6

Total Allstate brand loss ratio	76.3	70.8	12.8	10.5	0.1	--	74.0	70.0	10.5	9.5	(0.3)	0.7
Allstate brand expense ratio	23.6	23.2					24.3	23.9
Allstate brand combined ratio	99.9	94.0					98.3	93.9

Encompass brand loss ratio:
Standard auto (1)	73.5	65.8	0.4	1.8	2.1	2.9	73.8	58.4	0.6	1.1	(0.2)	(9.1)
Non-standard auto	85.7	83.3	--	--	(14.3)	(8.3)	75.0	76.9	--	--	(6.3)	(3.8)
Homeowners	76.3	72.9	22.8	23.3	1.8	(2.3)	69.0	69.1	16.4	21.0	(5.6)	2.3
Other personal lines (1)	71.4	88.2	3.6	5.9	7.1	14.7	75.0	150.0	1.8	6.3	10.7	85.9

Total Encompass brand loss ratio	74.4	70.0	7.3	8.2	2.1	2.0	72.5	68.4	5.4	7.1	(1.1)	1.0
Encompass brand expense ratio	26.6	28.7					27.1	28.5
Encompass brand combined ratio	101.0	98.7					99.6	96.9

Allstate Protection loss ratio	76.2	70.7	12.5	10.3	0.3	0.1	74.0	69.9	10.1	9.4	(0.3)	0.8
Allstate Protection expense ratio	23.8	23.7					24.4	24.2
Allstate Protection combined ratio	100.0	94.4					98.4	94.1

(1)

During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

Standard auto loss ratio for the Allstate brand increased 3.6 points in the second quarter of 2009 and 3.5 points in the first six months of 2009 compared to the same periods of 2008 due to higher loss frequencies and claim severities.  Gross frequencies increased in the physical damage and bodily injury coverages driven in part by winter weather in the first quarter of 2009.  In the second quarter of 2009, frequencies returned to historical norms following exceptionally low levels in 2008.  Claims severity increased in both periods consistent with relevant Consumer Price Index (“CPI”) indices for the bodily injury coverages and were a component of the loss ratio deterioration.  Physical damage coverage severity primarily increased in both periods with relevant CPI indices.  Standard auto loss ratio for the Encompass brand increased 7.7 points in the second quarter of 2009 compared to the same period of 2008 due to increased claim severity partially offset by a decline in claim counts.  Standard auto loss ratio for Encompass brand increased 15.4 points in the first six months of 2009 compared to the same period of 2008 due to increased claim severity and lower favorable prior year reserve reestimates.

Non-standard auto loss ratio for the Allstate brand increased 7.1 points in the second quarter of 2009 and 5.1 points in the first six months of 2009 compared to the same periods of 2008 due to higher loss frequencies and claim severities.  Gross frequencies increased for both physical damage and casualty coverages in the second quarter and first six months of 2009 compared to the same periods of 2008.  Claims severity in both periods increased consistent with relevant CPI indices for the bodily injury coverages and added to the loss ratio deterioration.  In both periods, physical damage coverage severity primarily increased with relevant CPI indices.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Homeowners loss ratio for the Allstate brand increased 8.6 points to 95.1 in the second quarter of 2009 from 86.5 in the second quarter of 2008, and 5.6 points to 88.9 in the first six months of 2009 from 83.3 in the first six months of 2008 due to higher catastrophe losses, gross frequencies excluding catastrophes and severities.  Gross frequencies excluding catastrophes increased in the second quarter and first six months of 2009 compared to the same periods of 2008, in part, due to unusually inclement weather in the second quarter of 2009 and due to an increase in freeze related claims, driven by winter weather in the first quarter of 2009.  Theft claims also drove part of the increase in frequencies in the first six months of 2009 compared to the first six months of 2008. In the second quarter and first six months of 2009, homeowner claims severity, excluding catastrophes, increased compared to same periods of 2008, and contributed to the increase in the loss ratio.  Homeowners loss ratio for the Encompass brand increased 3.4 points to 76.3 in the second quarter of 2009 from 72.9 in the second quarter of 2008 and decreased 0.1 points to 69.0 in the first six months of 2009 from 69.1 in the first six months of 2008.  Excluding catastrophes, the homeowners loss ratio for the Encompass brand increased in the second quarter of 2009 and first six months of 2009 compared to the same periods of 2008 due to increased claim severity.

Expense ratio for Allstate Protection increased 0.1 points in the second quarter of 2009 and 0.2 points in the first six months of 2009 compared to the same periods of 2008 primarily due to restructuring costs for the reorganization of the Small Business sales and support business model.  Excluding restructuring, the expense ratio decreased 0.5 points in the second quarter of 2009 and 0.2 points in the first six months of 2009.  The impact of lower earned premium was offset by improved operational efficiencies and lower spend on marketing and technology projects.

The expense ratio for Encompass brand decreased 2.1 points in the second quarter of 2009 and 1.4 points in the first six months of 2009 compared to the same periods of 2008 primarily due to lower premium related expenses.

The impact of specific costs and expenses on the expense ratio are included in the following tables.

	Three months ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2009	2008	2009	2008	2009	2008
Amortization of DAC	14.1	14.4	18.4	20.0	14.3	14.9
Other costs and expenses	9.0	8.9	7.9	8.7	9.0	8.9
Restructuring and related charges	0.5	(0.1)	0.3	--	0.5	(0.1)
Total expense ratio	23.6	23.2	26.6	28.7	23.8	23.7

	Six months ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2009	2008	2009	2008	2009	2008
Amortization of DAC	14.1	14.5	18.6	20.2	14.4	14.8
Other costs and expenses	9.7	9.4	8.1	8.4	9.6	9.4
Restructuring and related charges	0.5	--	0.4	(0.1)	0.4	--
Total expense ratio	24.3	23.9	27.1	28.5	24.4	24.2

Allstate Protection Reinsurance

Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide.  Our program provides reinsurance protection for catastrophes including storms named or numbered by the National Weather Service, fires following earthquakes, earthquakes and wildfires including California wildfires. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business and to reduce variability of earnings, while providing protection to our customers.

As discussed below, our reinsurance program comprises agreements that provide coverage for the occurrence of certain qualifying catastrophes in specific states including New York, New Jersey, Connecticut, Rhode Island and Texas (“multi-peril”); additional coverage for hurricane catastrophe losses in states along the southern and eastern coasts (“South-East”); New York, New Jersey and Connecticut (“North-East”); and Texas (“Texas”); in California for fires following earthquakes (“California fires following earthquakes”); in Kentucky for earthquakes and fires

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

following earthquakes (“Kentucky”); in Pennsylvania for multiple perils (“Pennsylvania”); and in North Carolina for multiple perils (“North Carolina”).  Another reinsurance agreement provides coverage nationwide, excluding Florida, for the aggregate or sum of catastrophe losses in excess of an annual retention associated with storms named or numbered by the National Weather Service, fires following earthquakes and California wildfires (“aggregate excess”).

During the second quarter of 2009, we placed reinsurance contracts for the state of Florida.  The Florida component of the reinsurance program is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state.  In addition, during the third quarter of 2009, we placed a reinsurance agreement, incepting as of that quarter, for the state of North Carolina as described below.

We designed a layered approach to placing our reinsurance coverage to lessen the amount of reinsurance being placed in the market in any one year.  The North-East agreement was placed in June 2007 and its risk period is effective June 15, 2007 to June 8, 2010.  While the South-East agreement is for one year expiring May 31, 2010, the multi-peril and California fires following earthquakes agreements each comprise three contracts, with each of these contracts providing one-third of the total limits and expiring as of May 31, 2010, 2011 and 2012, respectively.  We have the right to cancel the two and three year contracts upon timely notice on the first or second anniversary dates.  The Texas agreement was placed in June 2008 and its risk period is effective June 18, 2008 to June 17, 2011.  The Kentucky and Pennsylvania agreements expire on May 31, 2011 and May 31, 2012, respectively, and have been placed as three year term contracts.  These contracts can be canceled on the first or second anniversary dates.  The Florida and North Carolina agreements were each placed for a one year term expiring May 31, 2010 and June 30, 2010, respectively.  The aggregate excess agreement comprises three contracts: two contracts expire on May 31, 2010 and one contract expires on May 31, 2011.

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

The North-East agreement provides coverage for Allstate Protection personal property and auto excess catastrophe losses in the states of New York, New Jersey and Connecticut for hurricane catastrophe losses.  This agreement was placed with a Cayman Island insurance company, Willow Re Ltd. (“Willow Re”), which completed an offering to unrelated investors for principal at risk, variable market rate notes (“note holders”) of $250 million to collateralize hurricane catastrophe losses covered by this agreement (“catastrophe bond”).  Willow Re purchased assets with this collateral which are currently in a reinsurance trust with Allstate Insurance Company as the beneficiary.  Amounts payable under the reinsurance agreement will be based on an index created by applying predetermined percentages representing our market share, to insured personal property and auto industry losses in the covered area as reported by Property Claim Services (“PCS”), a division of Insurance Services Offices, Inc., limited to our actual losses.  The retention and exhaustion point are annually reset based on updated industry and Allstate exposure data.  As of May 31, 2009, the limits on our North-East agreement are designed to replicate as close as possible 42% of $600 million of our catastrophe losses between $1.6 billion (retention) and $2.2 billion (exhaustion point) in the states of New York, New Jersey and Connecticut.  The North-East agreement provides that losses arising from the same occurrence but taking place in the three states may be combined to meet the agreement’s per occurrence retention and limit.  At the inception of this agreement, Willow Re entered into a total return swap with Lehman Brothers Special Financing, Inc. (“Lehman”) which guaranteed the value of the assets in the reinsurance trust and a rate of return to be paid to note holders.  Upon the failure of Lehman in the third quarter of 2008, the total return swap was settled and terminated without replacement.  While Allstate continues to make the required premium payments to Willow Re, the assets in the reinsurance trust have not generated sufficient interest to meet the quarterly bond interest payments due to note holders in January, April and July 2009, resulting in a default under the catastrophe bond.  The default does not create any obligations for Allstate and the reinsurance contract remains in place, although the value of the reinsurance provided by Willow Re depends upon the market value of the assets in the reinsurance trust.  These assets consist largely of illiquid mortgage-backed securities and money market funds with a current market value less than $250 million.

The Texas agreement provides coverage for Allstate Protection personal property excess catastrophe losses in Texas for hurricane catastrophe losses.  The agreement was placed with Willow Re, which completed an offering to

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

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

The North Carolina agreement provides coverage for Allstate Protection personal property excess catastrophe losses in the state of North Carolina for multiple perils.  The agreement is for $150 million of coverage in excess of $150 million, with Allstate retaining 5%.  Recoveries from qualifying losses under this agreement are not excluded when determining coverage under the South-East and aggregate excess agreements.

Five separate agreements have been entered into by Castle Key Insurance Company, formerly known as Allstate Floridian Insurance Company, and its subsidiaries (“Castle Key Group”) for personal property excess catastrophe losses in Florida, effective June 1, 2009 for one year for multi-perils including hurricanes, earthquakes and wildfires.  These agreements coordinate coverage for hurricane losses with the Florida Hurricane Catastrophe Fund (“FHCF”).  We chose not to participate in the optional temporary emergency additional coverage option (“TEACO”) that is below the mandatory FHCF coverage or optional temporary increase in coverage limit (“TICL”) that is above the mandatory FHCF coverage.  The FHCF provides 90% reimbursement on qualifying Castle Key Group property losses up to an estimated maximum of $243 million in excess of a $92 million retention, including reimbursement of eligible loss adjustment expenses at 5%.  For each of the two largest hurricanes, the retention is $92 million and one third of that amount or approximately $30 million for all other hurricanes for the season beginning June 1, 2009.  The five agreements are listed and described below.

•      FHCF Retention – provides coverage on $62 million of losses in excess of $30 million and is 100% placed, with one reinstatement of limit, premium required, in the event of a loss recovery.

•      FHCF Sliver – provides coverage on 10% co-participation of the FHCF payout, or $24 million, and is 100% placed with one prepaid reinstatement of limit.

•      FHCF Back-Up – provides coverage of $243 million of losses after the exhaustion of an amount equivalent to the anticipated FHCF reimbursement protection in excess of $92 million (the FHCF Retention).  This contract is 90% placed with no reinstatement of limit.

•      First Excess – provides coverage of $170 million of losses after the exhaustion of an amount equivalent to $92 million (the FHCF Retention), the FHCF Sliver and FHCF (or alternatively the FHCF Back-Up), or an amount in excess of $335 million.  This contract is 100% placed with one prepaid reinstatement of limit.

•      Second Excess – provides coverage of $122 million of losses after the exhaustions of an amount equivalent to $92 million (the FHCF Retention), the FHCF Sliver, FHCF (or alternatively the FHCF Back-Up), and the First Excess, or an amount in excess of $505 million.  This contract is 100% placed with no reinstatement of limit.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

The terms, retentions and limits for all of Allstate’s catastrophe management reinsurance agreements in place as of June 1, 2009 are listed in the following table.

($ in millions)	Effective date	% placed			Reinstatements	Retention	Per occurrence limit
		Yr 1	Yr 2	Yr 3
Aggregate excess (1)	6/1/2008 and 6/1/2009	95	47.5	NA	None	$2,000	$2,000
Multi-peril (2):	6/1/2008 and 6/1/2009
- Connecticut/Rhode Island		80	53	27	2 limits each year for each contract, prepaid	200	200
- New Jersey		95	63	32	2 limits each year for each contract, prepaid	200	300
		80	53	27	2 limits each year for each contract, prepaid	500	200
-New York		80	53	27	2 limits each year for each contract, prepaid	750	1,000
-Texas		95	63	32	2 limits each year for each contract, prepaid	500	500
South-East (3)	6/1/2009	95	NA	NA	1 reinstatement, premium required	500	500
North-East(4)	6/15/2007	NA	NA	42	None	1,600	600
Texas(5)	6/18/08	NA	100	100	None	1,000	250
California fires following earthquakes (6)	6/1/2008 and 6/1/2009	95	63	32	2 limits each year for each contract, prepaid	750	750
Kentucky (7)	6/1/2008	NA	95	95	3 limits over 3 years, prepaid	10	40
Pennsylvania (8)	6/1/2009	95	95	95	3 limits over 3 years, prepaid	100	100
North Carolina (9)	7/1/2009	95	N/A	N/A	2 limits, prepaid	150	150

(1)

Aggregate Excess - This agreement comprises three contracts:  two contracts effective 6/1/2008 to 5/31/2010 with one year remaining on their two year term, and one contract effective 6/1/2009 to 5/31/2011. It covers the aggregation of qualifying losses for storms named or numbered by the National Weather Service, fires following earthquakes and California wildfires, for Allstate Protection personal lines auto and property business countrywide, except for Florida, in excess of $2.0 billion in aggregated losses per contract year. Our multi-peril, South-East, North-East, Texas, California fires following earthquakes, Kentucky and Pennsylvania agreements are deemed in place, and losses recoverable under these agreements, if any, are excluded when determining coverage under this agreement. The contracts expiring as of 5/31/2010 represent 47.5% of the placement or $950 million of the $2.0 billion limit. The contract expiring 5/31/2011 represents the remaining 47.5% of the placement with Allstate retaining the option in 2010 to place up to the entire $2.0 billion limit of this contract.  For the year 6/1/09 to 5/31/10, Allstate retains 5% of the $2.0 billion reinsurance limit.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

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

(4)

North-East - This agreement is effective 6/15/2007 to 6/8/2010 and covers Allstate Protection personal property and auto excess catastrophe losses for hurricanes. As of May 31, 2009, this agreement covers 42% of $600 million of our catastrophe losses between $1.6 billion (retention) and $2.2 billion (exhaustion point) in the states of New York, New Jersey and Connecticut. Qualifying losses under this agreement are also eligible to be ceded under the New York, New Jersey and Connecticut and Rhode Island multi-peril agreements. The retention and exhaustion point are reset annually, based on updated industry and Allstate exposure data. For a given hurricane event, the retention may vary depending on the PCS’s estimate of insured personal property and auto industry losses in New York, New Jersey and Connecticut.

(5)

Texas - This agreement is effective 6/18/2008 to 6/17/2011 and covers Allstate Protection personal property excess catastrophe losses for hurricanes. As of May 31, 2009, this agreement provides coverage for 100% of $250 million of our catastrophe losses between $1.0 billion (retention) and $1.3 billion (exhaustion point). Qualifying losses under this agreement are also eligible to be ceded under the Texas multi-peril agreement. The retention and exhaustion point are reset annually based on updated industry and Allstate exposure data. For a given hurricane event, the retention may vary depending on the PCS’s estimate of insured personal property losses in Texas.

(6)

California Fires Following Earthquakes - This agreement has one year, two year and three year contracts expiring 5/31/2010, 2011 and 2012, respectively. This agreement covers Allstate Protection personal property excess catastrophe losses in California for fires following earthquakes. The preliminary retention and reinsurance premium are subject to redetermination for exposure changes at each anniversary.

(7)

Kentucky - This agreement is effective 6/1/2008 for three years and covers Allstate Protection personal property excess catastrophe losses for earthquakes and fires following earthquakes. This agreement provides three limits over three years subject to two limits being available in any one contract year.

(8)

Pennsylvania - This agreement is effective 6/1/2009 for three years and covers Allstate Protection personal property excess catastrophe losses for multi-perils. This agreement provides three limits over three years subject to two limits being available in any one contract year.

(9)

North Carolina – This agreement is effective 7/1/2009 for one year and covers Allstate Protection personal property excess catastrophe losses for multi-perils. This agreement provides two limits over a one year term. Recoveries from qualifying losses under this agreement are not excluded when determining coverage under the South-East and aggregate excess agreements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Castle Key Group

($ in millions)	Effective date	% placed	Reinstatement	Retention	Per occurrence limit

FHCF Retention (1)	6/1/2009	100	2 limits over 1-year term, premium required	$30	$62

FHCF (2)	6/1/2009	90	1 limit over 1-year term	92 for the 2 largest storms, 30 for all other storms	243

FHCF Sliver (3)	6/1/2009	100	2 limits over 1-year term, prepaid	92	10% co-participation of the FHCF recoveries estimated at 243, up to a limit of 24

FHCF Back-Up (4)	6/1/2009	90	1 limit over 1-year term	Back-Up for FHCF, 92	243

First Excess (5)	6/1/2009	100	2 limits over 1-year term, prepaid	In excess of the FHCF Sliver and FHCF (or alternatively the FHCF Back-Up) agreements, 335	170

Second Excess (6)	6/1/2009	100	1 limit over 1-year term	In excess of the FHCF Sliver, FHCF (or alternatively the FHCF Back-Up) and First Excess agreements, 505	122

(1)

FHCF Retention - provides coverage beginning 6/1/2009 for 1 year covering personal property excess catastrophe losses on policies written by the Castle Key Group. The preliminary reinsurance premium is subject to redetermination for exposure changes. Premium is required upon reinstatement of the second limit.

(2)

FHCF - provides 90% reimbursement on qualifying personal property losses up to an estimated maximum per hurricane season. Estimated limits and retentions are calculated for Castle Key Insurance Company and each of its subsidiaries independently, and are subject to annual remeasurements based on 6/30 exposure data. “Provisional retentions” are initial estimates subject to adjustment upward or downward to the actual retention which is determined based on the submitted exposures of all FHCF participants. As of 6/1/2009, the limits provided are an estimated $165 million for Castle Key Insurance Company, $44 million for Castle Key Indemnity Company, formerly known as Allstate Floridian Indemnity Company, $25 million for Encompass Floridian Insurance Company, and $9 million for Encompass Floridian Indemnity Company for a total of $243 million. Provisional retentions for each of the companies in the Castle Key Group are an estimated $63 million for Castle Key Insurance Company, $17 million for Castle Key Indemnity Company, $9 million for Encompass Floridian Insurance Company, and $3 million for Encompass Floridian Indemnity Company for a total of $92 million.

(3)

FHCF Sliver - provides coverage beginning 6/1/2009 for 1 year covering primarily excess catastrophe losses not reimbursed by the FHCF. The provisional retention is $92 million and is subject to adjustment upward or downward to an actual retention that will equal the FHCF retention as respects business covered by this contract. The preliminary reinsurance premium is subject to redetermination for exposure changes. Estimated limits and retentions are calculated for Castle Key Insurance Company and each of its subsidiaries independently. As of 6/1/2009, the limits provided are 10% of the amounts outlined above for the FHCF and the retentions are the same. Reinsurance premium to reinstate the second limit is prepaid.

(4)

FHCF Back-Up - provides coverage beginning 6/1/2009 for 1 year covering personal property excess catastrophe losses and is contiguous to the FHCF payout. As the FHCF capacity is paid out, this agreement automatically adjusts to replenish the exhausted FHCF reinsurance up to the original FHCF reinsurance limits. The preliminary reinsurance premium is subject to redetermination for exposure changes. Estimated limits and retentions are calculated for Castle Key Insurance Company and each of its subsidiaries independently. As of 6/1/2009, the limits provided match the per company limits of the FHCF. Retentions for each of the companies in the Castle Key Group also match the FHCF retention.

(5)

First Excess - provides coverage beginning 6/1/2009 for 1 year covering personal property excess catastrophe losses and is designed to attach above and contiguous to the FHCF Sliver, and FHCF (or alternatively the FHCF Back-Up as described above). As the FHCF Sliver and the FHCF (or alternatively the FHCF Back-Up) are paid out, the retention automatically adjusts to mirror the amount of the payout. The preliminary reinsurance premium is subject to redetermination for exposure changes. The estimated limit is calculated for Castle Key Insurance Company and its subsidiaries on a consolidated basis. Estimated retentions are calculated for Castle Key Insurance Company and each of its subsidiaries independently. Reinsurance premium to reinstate the second limit is prepaid.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

(6)

Second Excess - provides coverage beginning 6/1/2009 for 1 year covering personal property excess catastrophe losses. The retention on this agreement is designed to attach above and contiguous to the FHCF Sliver, FHCF (or alternatively the FHCF Back-Up as described above) and First Excess. As the FHCF Sliver, the FHCF (or alternatively the FHCF Back-Up) and the First Excess are paid out, the retention automatically adjusts to mirror the amount of the payout. The preliminary reinsurance premium is subject to redetermination for exposure changes. The estimated limit is calculated for Castle Key Insurance Company and its subsidiaries on a consolidated basis. Estimated retentions are calculated for Castle Key Insurance Company and each of its subsidiaries independently.

Highlights of certain other contract terms and conditions for all of Allstate’s catastrophe management reinsurance agreements effective June 1, 2009 are listed in the following table.

	Aggregate excess	Multi-peril, California fires following earthquakes, Kentucky, Pennsylvania, and North Carolina	South-East	North-East	Texas	Castle Key Group (1)

Business reinsured	Personal lines Property and Auto business	Personal lines Property business	Personal lines Property business	Personal lines Property and Auto business	Personal lines Property business	Personal lines Property business

Location (s)	Nationwide, except Florida	Each specific state Multi-peril states include New York, New Jersey, Texas, Connecticut, and Rhode Island	9 states and Washington, D.C.	New York, New Jersey and Connecticut	Texas	Florida

Covered losses	3 specific perils in each contract – storms named or numbered by the National Weather Service, fires following earthquakes, and California wildfires.

Multi-peril:  Hurricanes, earthquakes and wildfires

California fires following earthquakes: Fires following earthquakes

Kentucky:  Earthquakes and fires following earthquakes

Pennsylvania:  Hurricanes, earthquakes and wildfires

North Carolina:  Hurricanes, earthquakes and wildfires

			Storms named or numbered by the National Weather Service	Hurricanes	Hurricanes	Multi-peril – including hurricanes, earthquakes and wildfires

Pertinent exclusions	Assessment exposure to California Earthquake Authority, Terrorism, Commercial	Automobile, Terrorism, Commercial	Automobile, Terrorism, Commercial	Terrorism, Commercial	Assessment exposure to the Texas Windstorm Insurance Association, Automobile, Terrorism, Commercial	Automobile, Terrorism, Commercial, Policies reinsured under 100% quota share agreements with Royal Palm Insurance Company and Universal Insurance Company of North America

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

	Aggregate excess	Multi-peril, California fires following earthquakes, Kentucky, Pennsylvania, and North Carolina	South-East	North-East	Texas	Castle Key Group (1)

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

North Carolina:  Sum of all qualifying earthquakes, fires following earthquakes and wildfire losses for a specific occurrence over 168 hours. Windstorm related occurrences over 96 hours. Riot related occurrences over 72 hours.

			Sum of all qualifying losses from named or numbered storms by the National Weather Service over 96 hours	Hurricane event – our market share of PCS’ estimated modified industry catastrophe losses	Hurricane event – our market share of PCS’ estimated modified industry catastrophe losses	Sum of all qualifying losses for specific occurrences over 168 hours Windstorm related occurrences over 96 hours Riot related occurrences over 72 hours

Loss adjustment expenses included within ultimate net loss	12.5% of qualifying losses	12.5% of qualifying losses North Carolina: 16% of qualifying losses	12.5% of qualifying losses	12.5% of qualifying losses	12.5% of qualifying losses	16% of qualifying losses

(1)	Castle Key Group information relates to the FHCF Retention, FHCF, FHCF Sliver, FHCF Back-Up, First Excess and Second Excess agreements. These agreements are effective June 1, 2009.

The reinsurance agreements have been placed in the global reinsurance market.  All but one of the reinsurers on our current Florida program has an A.M. Best insurance financial strength rating of A- or better and the one remaining reinsurer has a Standard & Poor’s (“S&P”) rating of AA.  The vast majority of limits on our other programs are placed with reinsurers who currently have an A.M. Best insurance financial strength rating of A- or better.  With the exception of Willow Re who is not rated by either A.M. Best or S&P, the reinsurers participating on our programs who are not rated by A.M. Best maintain an S&P rating of A- or better.  We have collateral for the North-East and Texas contracts placed with Willow Re.

On July 7, 2009, A.M. Best downgraded the financial strength ratings for the Castle Key Group to B- from B+.  The outlook for the ratings of Castle Key Insurance Company and its subsidiaries remain negative.

We estimate that the total annualized cost of all catastrophe reinsurance programs for the year beginning June 1, 2009 will be approximately $640 million or $160 million per quarter.  This is compared to $613 million annualized cost for the year beginning June 1, 2008.  The total cost of our reinsurance programs during 2008 was $227 million in the first quarter, $223 million in the second quarter, $164 million in the third quarter and $136 million in the fourth quarter.  The total cost of our reinsurance programs during the first and second quarters of 2009 was $158 million and $156 million, respectively.  We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Reserve reestimates

The table below shows net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2009 and 2008, and the effect of reestimates in each year.

($ in millions)	January 1 Reserves
	2009	2008
Auto	$10,220	$10,175
Homeowners	2,824	2,279
Other personal lines	2,207	2,131
Allstate Protection	$15,251	$14,585

Allstate brand	$14,118	$13,456
Encompass brand	1,133	1,129
Allstate Protection	$15,251	$14,585

($ in millions, except ratios)	Three months ended June 30,				Six months ended June 30,
	Reserve reestimates (1) (2)		Effect on combined ratio (2)		Reserve reestimates (1) (2)		Effect on combined ratio (2)
	2009	2008	2009	2008	2009	2008	2009	2008
Auto (3)	$(4)	$(13)	--	(0.2)	$(39)	$(67)	(0.3)	(0.5)
Homeowners	(11)	18	(0.2)	0.3	(43)	96	(0.3)	0.7
Other personal lines (3)	32	2	0.5	--	41	74	0.3	0.5
Total Allstate Protection (4)	$17	$7	0.3	0.1	$(41)	$103	(0.3)	0.7

Allstate brand	$9	$(2)	0.2	--	$(32)	$94	(0.2)	0.7
Encompass brand	8	9	0.1	0.1	(9)	9	(0.1)	--
Total Allstate Protection (4)	$17	$7	0.3	0.1	$(41)	$103	(0.3)	0.7

(1)	Favorable reserve reestimates are shown in parenthesis.

(2)

Discontinued Lines and Coverages segment reserve reestimates in the three months ended June 30, 2009 totaled $3 million unfavorable compared to $2 million unfavorable in the three months ended June 30, 2008, and $6 million unfavorable in the first six months of 2009 compared to $7 million unfavorable in the first six months of 2008. The effect on the combined ratio totaled 0.0 in the first six months of 2009 compared to 0.1 in the first six months of 2008.

(3)

During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

(4)

Reserve reestimates included in catastrophe losses totaled $1 million unfavorable and $59 million favorable in the three months and six months ended June 30, 2009, respectively, compared to $11 million and $128 million unfavorable in the three months and six months ended June 30, 2008.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Premiums written	$--	$--	$(1)	$--

Premiums earned	$--	$--	$(1)	$--
Claims and claims expense	(2)	(2)	(5)	(7)
Operating costs and expenses	(2)	(1)	(4)	(3)
Underwriting loss	$(4)	$(3)	$(10)	$(10)

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income decreased 22.5% or $97 million to $334 million in the second quarter of 2009 compared to $431 million in the second quarter of 2008, and 24.8% or $223 million to $678 million in the first six months of 2009 compared to $901 million in the first six months of 2008.  The decreases in both periods were primarily due to reduced portfolio yields, decreased limited partnership income, and lower average investment balances resulting from dividends paid by Allstate Insurance Company (“AIC”) to its parent, The Allstate Corporation (the “Corporation”), and capital contributions to Allstate Life Insurance Company (“ALIC”).

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Impairment write-downs (1)	$(87)	$(51)	$(343)	$(226)
Change in intent write-downs (2) (3)	(1)	(253)	(73)	(272)
Net other-than-temporary impairment losses recognized in earnings	(88)	(304)	(416)	(498)
Sales (2)	93	(47)	143	96
Valuation of derivative instruments	188	32	208	(91)
Settlements of derivative instruments	11	81	17	61
EMA LP income (4)	(3)	--	(65)	--
Realized capital gains and losses, pre-tax	201	(238)	(113)	(432)
Income tax (expense) benefit (5)	(70)	85	(72)	154
Realized capital gains and losses, after-tax	$131	$(153)	$(185)	$(278)

(1)

Beginning April 1, 2009 for fixed income securities, impairment write-downs reflect the credit loss component of issue specific other-than-temporary declines in fair value where the amortized cost basis is not expected to be entirely recovered. For periods prior to April 1, 2009 for fixed income securities and all periods for equity securities, impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

(2)	To conform to the current period presentation, certain amounts in the prior period have been reclassified.

(3)

Beginning April 1, 2009 for fixed income securities, change in intent write-downs reflect instances where we have made a decision to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. For periods prior to April 1, 2009 for fixed income securities and all periods for equity securities, change in intent write-downs reflect instances where we could not assert a positive intent to hold until recovery.

(4)

Beginning in the fourth quarter of 2008, income from limited partnerships accounted for under the equity method of accounting (“EMA LP”) is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

(5)

Income tax expense for the six months ended June 30, 2009 includes expense of $112 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009. This valuation allowance was released in connection with the adoption of FSP FAS 115-2 on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis. For a further discussion of changes in this valuation allowance, see the Deferred Taxes section of the MD&A.

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•

Net income was $19 million in the second quarter of 2009 compared to a net loss of $379 million in the second quarter of 2008. Net loss was $308 million and $490 million in the first six months of 2009 and 2008, respectively.

•

Net realized capital gains totaled $121 million in the second quarter of 2009 compared to net realized capital losses of $965 million in the second quarter of 2008. Net realized capital gains totaled $78 million in the first six months of 2009 compared to net realized capital losses of $1.40 billion in the first six months of 2008.

•

Income tax expense for the first six months of 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009. This valuation allowance was released in connection with the adoption of FSP FAS 115-2 on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.

•

Investments as of June 30, 2009 decreased 2.7% to $59.86 billion from $61.50 billion as of December 31, 2008. Net investment income decreased 19.0% to $764 million in the second quarter and 19.2% to $1.58 billion in the first six months of 2009 from $943 million and $1.96 billion in the second quarter and first six months of 2008, respectively.

•

Contractholder fund deposits for the second quarter and first six months of 2009 reflect deposits on individual products of $1.26 billion and $2.66 billion, respectively, and no deposits on institutional products compared to deposits on individual and institutional products of $1.82 billion and $2.50 billion, respectively, in the second quarter of 2008, and $3.08 billion and $4.16 billion, respectively, in the first six months of 2008.

•

Restructuring charges of $2 million and $20 million in the second quarter and first six months of 2009, respectively, in connection with our initiative to lower operating expenses, with targeted annual savings of $90 million beginning in 2011.

•

Institutional product liabilities totaling $1.39 billion were redeemed in the second quarter of 2009 in connection with cash tender offers announced in May 2009. The purpose of the tender offers was to reduce the amount of Allstate Financial’s outstanding obligations and related interest expense. A pre-tax gain of $3 million was recognized in the second quarter of 2009 primarily as a result of certain of the liabilities being settled at a discount.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

ALLSTATE FINANCIAL SEGMENT

Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Life and annuity premiums and contract charges	$494	$471	$978	$923
Net investment income	764	943	1,583	1,958
Realized capital gains and losses	121	(965)	78	(1,397)
Total revenues	1,379	449	2,639	1,484

Costs and expenses
Life and annuity contract benefits	(407)	(395)	(794)	(792)
Interest credited to contractholder funds	(561)	(563)	(1,140)	(1,187)
Amortization of DAC	(289)	41	(737)	(23)
Operating costs and expenses	(105)	(125)	(226)	(243)
Restructuring and related charges	(2)	--	(20)	--
Total costs and expenses	(1,364)	(1,042)	(2,917)	(2,245)

Gain (loss) on disposition of operations	1	--	4	(9)
Income tax benefit (expense)	3	214	(34)	280
Net income (loss)	$19	$(379)	$(308)	$(490)

Investments at June 30			$59,861	$72,504

Net income was $19 million in the second quarter of 2009 compared to a net loss of $379 million in the second quarter of 2008.  Net loss was $308 million and $490 million in the first six months of 2009 and 2008, respectively.  The improvements of $398 million and $182 million in the second quarter and first six months of 2009, respectively, were primarily due to net realized capital gains in the current year periods compared to net realized capital losses in the prior year periods, partially offset by higher amortization of DAC and lower net investment income.  A $142 million increase in the valuation allowance relating to the deferred tax asset on capital losses that was recorded in the first quarter of 2009 also partially offset the favorable change in realized capital gains and losses in the first six months of 2009.  This valuation allowance was released in connection with our adoption in the second quarter of 2009 of FSP FAS 115-2; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.

Analysis of Revenues Total revenues increased $930 million in the second quarter of 2009 and $1.16 billion in the first six months of 2009, compared to the same periods of 2008, due primarily to net realized capital gains in the current year periods compared to net realized capital losses in the prior year periods, partially offset by lower net investment income.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Premiums
Traditional life insurance (1)	$100	$98	$200	$193
Immediate annuities with life contingencies	34	36	68	66
Accident, health and other	114	99	226	202
Total premiums	248	233	494	461

Contract charges
Interest-sensitive life insurance (1)	235	224	461	435
Fixed annuities	11	13	23	26
Variable annuities	--	1	--	1
Total contract charges (2)	246	238	484	462

Life and annuity premiums and contract charges	$494	$471	$978	$923

(1)	To conform to the current period presentation, certain amounts in the prior period have been reclassified.

(2)

Total contract charges for the second quarter of 2009 and 2008 include contract charges related to the cost of insurance totaling $150 million and $151 million, respectively. Total contract charges for the first six months of 2009 and 2008 include contract charges related to the cost of insurance totaling $302 million and $293 million, respectively.

Total premiums increased 6.4% and 7.2% in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008 due primarily to higher sales of accident and health insurance and, to a lesser extent, lower reinsurance on traditional life insurance.  The increased sales of accident and health insurance primarily reflect growth through the Allstate Workplace Division.

Total contract charges increased 3.4% and 4.8% in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008 due primarily to higher contract charges on interest-sensitive life insurance products resulting from increases in certain policy administration fees.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Contractholder funds, beginning balance	$56,621	$61,727	$58,413	$61,975

Deposits
Fixed annuities	635	1,237	1,270	1,923
Institutional products (funding agreements)	--	2,498	--	4,158
Interest-sensitive life insurance	357	347	699	707
Bank and other deposits	268	242	695	453
Total deposits	1,260	4,324	2,664	7,241

Interest credited	515	599	1,046	1,225

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(2,552)	(2,243)	(4,503)	(4,130)
Benefits	(406)	(421)	(856)	(884)
Surrenders and partial withdrawals	(1,235)	(1,318)	(2,448)	(2,505)
Contract charges
	(227)	(215)	(448)	(424)
Net transfers from separate accounts
	2	7	6	12
Fair value hedge adjustments for institutional products
	78	(67)	30	(1)
Other adjustments (1)
	(57)	26	95	(90)
Total maturities, benefits, withdrawals and other adjustments
	(4,397)	(4,231)	(8,124)	(8,022)
Contractholder funds, ending balance	$53,999	$62,419	$53,999	$62,419

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

Contractholder funds decreased 4.6% in the second quarter of 2009 compared to an increase of 1.1% in the second quarter of 2008, and decreased 7.6% in the first six months of 2009 compared to an increase of 0.7% in the first six months of 2008.  Average contractholder funds decreased 10.9% and 9.6% in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008.

Contractholder deposits decreased 70.9% and 63.2% in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008 primarily because there were no issuances of institutional products in the second quarter and first six months of 2009 compared to $2.50 billion and $4.16 billion of issuances in the second quarter and first six months of 2008, respectively.  Sales of our institutional products vary from period to period based on management’s assessment of market conditions, investor demand and operational priorities such as our current focus on reducing our concentration in spread based products.  Deposits on fixed annuities decreased 48.7% and 34.0% in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008 due to pricing actions relating to our efforts to improve returns on new business and reduce our concentration in spread based products.

Maturities and retirements of institutional products increased 13.8% or $309 million to $2.55 billion in the second quarter of 2009 and 9.0% or $373 million to $4.50 billion in the first six months of 2009, from $2.24 billion in the second quarter of 2008 and $4.13 billion in the first six months of 2008.  These increases were primarily due to the redemption of $1.39 billion of institutional product liabilities in accordance with cash tender offers announced in May 2009, partially offset by lower retirements of extendible institutional market obligations.  During the second quarter and first six months of 2009, we retired $80 million and $1.44 billion, respectively, of extendible institutional market obligations for which investors had elected to non-extend their maturity date.  This compares to retirements of extendible

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

institutional market obligations totaling $1.14 billion and $2.39 billion in the second quarter and first six months of 2008, respectively.  All of our outstanding extendible institutional market contracts, which totaled $9 million as of June 30, 2009, have non-extended and become due by July 31, 2009.

Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products decreased 6.3% to $1.24 billion in the second quarter of 2009 and 2.3% to $2.45 billion in the first six months of 2009 from $1.32 billion and $2.51 billion in the second quarter and first six months of 2008, respectively, due to lower surrenders and partial withdrawals on deferred fixed annuities partially offset by higher surrenders and partial withdrawals on Allstate Bank products and interest-sensitive life insurance products.  The annualized surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products (including maturities of certificates of deposit), based on the beginning of period contractholder funds, was 11.2% in the first six months of 2009 compared to 11.5% in the first six months of 2008.

Net investment income decreased 19.0% or $179 million to $764 million in the second quarter of 2009 and 19.2% or $375 million to $1.58 billion in the first six months of 2009 from $943 million and $1.96 billion in the second quarter and first six months of 2008, respectively.  These declines were primarily due to lower investment yields on fixed and floating rate fixed income securities as well as short-term investments, decreased investment balances due to net reductions in contractholder funds and lower income from limited partnership interests.

Net realized capital gains and losses are presented in the following table.

Three months ended June 30,		Six months ended June 30,

($ in millions)

2009	2008	2009	2008

Impairment write-downs (1)

$(204)	$(199)	$(561)	$(408)

Change in intent write-downs (2)

(25)	(762)	(58)	(786)

Net other-than-temporary impairment losses recognized in earnings

(229)	(961)	(619)	(1,194)

Sales

163	(14)	522	(56)

Valuation of derivative instruments

179	8	262	(194)

Settlements of derivative instruments

41	2	23	47

EMA LP income (3)

(33)	--	(110)	--

Realized capital gains and losses, pre-tax

121	(965)	78	(1,397)

Income tax (expense) benefit (4)

(39)	338	(166)	489

Realized capital gains and losses, after-tax

$82	$(627)	$(88)	$(908)

(1)

Beginning April 1, 2009 for fixed income securities, impairment write-downs reflect the credit loss component of issue specific other-than-temporary declines in fair value where the amortized cost basis is not expected to be entirely recovered. For periods prior to April 1, 2009 for fixed income securities and all periods for equity securities, impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

(2)

Beginning April 1, 2009 for fixed income securities, change in intent write-downs reflect instances where we have made a decision to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. For periods prior to April 1, 2009 for fixed income securities and all periods for equity securities, change in intent write-downs reflect instances where we could not assert a positive intent to hold until recovery.

(3)

Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

(4)

Income tax expense for the six months ended June 30, 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in first quarter 2009. This valuation allowance was released in connection with the adoption of FSP FAS 115-2 on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis. For further discussion of changes in this valuation allowance see the Deferred Taxes section of the MD&A.

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Analysis of Costs and Expenses   Total costs and expenses increased 30.9% or $322 million in the second quarter of 2009 and 29.9% or $672 million in the first six months of 2009, compared to the same periods of 2008, due to higher amortization of DAC and, to a lesser extent, increased life and annuity contract benefits and restructuring and related charges, partially offset by lower operating costs and expenses and interest credited to contractholder funds.

Life and annuity contract benefits increased 3.0% or $12 million in the second quarter of 2009 and 0.3% or $2 million in the first six months of 2009, compared to the same periods of 2008.  The increase in the second quarter of 2009 was primarily due to growth in accident and health insurance business sold through the Allstate Workplace Division and unfavorable mortality experience on annuities, partially offset by improved mortality experience on traditional life insurance products.  In the first six months of 2009, the increase primarily reflects growth in accident and health insurance business sold through the Allstate Workplace Division, partially offset by improved mortality experience on traditional life insurance products and annuities.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $140 million and $279 million in the second quarter and first six months of 2009, respectively, compared to $138 million and $276 million in the second quarter and first six months of 2008, respectively.  The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Life insurance	$146	$134	$298	$263
Annuities	(15)	(7)	(17)	(25)
Total benefit spread	$131	$127	$281	$238

Benefit spread increased 3.1% or $4 million in the second quarter of 2009 and 18.1% or $43 million in the first six months of 2009 compared to the same periods of 2008. The increase in the second quarter of 2009 was primarily due to higher premiums on accident and health insurance business sold through the Allstate Workplace Division and improved mortality experience on traditional life insurance products, partially offset by higher contract benefits on accident and health insurance business and unfavorable mortality experience on annuities.    In the first six months of 2009, the increase was primarily the result of higher premiums on accident and health insurance business sold through the Allstate Workplace Division, increased contract charges on interest-sensitive life insurance products for the cost of insurance and improved mortality experience on traditional life insurance products and annuities, partially offset by higher contract benefits on accident and health insurance business.

Interest credited to contractholder funds decreased 0.4% or $2 million in the second quarter of 2009 and 4.0% or $47 million in the first six months of 2009, compared to the same periods of 2008.  These declines were due primarily to lower average contractholder funds, partially offset by unfavorable changes in amortization of DSI.

Amortization of DSI for the second quarter and first six months of 2009 reflected a charge to income of $53 million and $110 million, respectively, compared to a credit to income of $24 million and $15 million for the second quarter and first six months of 2008, respectively.  The unfavorable changes of $77 million and $125 million in the second quarter and first six months of 2009, respectively, were predominately the result of unfavorable changes in amortization relating to realized capital gains and losses.  In addition, the comparison of the first six months of 2009 to the same period of 2008 was unfavorably impacted by the acceleration of amortization relating to our annual comprehensive review of assumptions in the first quarter.  The acceleration of amortization of DSI due to changes in assumptions increased interest credited to contractholder funds by $38 million in the first quarter of 2009 compared to amortization deceleration which decreased interest credited to contractholder funds by $1 million in the first quarter of 2008.

In order to analyze the impact of net investment income and interest credited to contractholders on net income, we monitor the difference between net investment income and the sum of interest credited to contractholder funds

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

and the implied interest on immediate annuities with life contingencies, which is included as a component of life and annuity contract benefits on the Condensed Consolidated Statements of Operations (“investment spread”).

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Annuities	$(3)	$132	$14	$247
Life insurance	17	15	25	34
Institutional products	6	16	23	43
Bank	7	4	13	9
Net investment income on investments supporting capital	36	75	89	162
Total investment spread	$63	$242	$164	$495

Investment spread declined 74.0% or $179 million in the second quarter of 2009 and 66.9% or $331 million in the first six months of 2009, compared to the same periods of 2008.  These declines were due primarily to lower net investment income and increased amortization of DSI.

To further analyze investment spreads, the following tables summarize the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2009	2008	2009	2008	2009	2008
Interest-sensitive life insurance	5.4%	6.0%	4.5%	4.6%	0.9%	1.4%
Deferred fixed annuities	4.7	5.5	3.7	3.7	1.0	1.8
Immediate fixed annuities with and without life contingencies	6.3	6.9	6.5	6.5	(0.2)	0.4
Institutional products	3.0	3.9	2.2	3.2	0.8	0.7
Investments supporting capital, traditional life and other products	2.9	5.3	N/A	N/A	N/A	N/A

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2009	2008	2009	2008	2009	2008
Interest-sensitive life insurance	5.4%	6.1%	4.6%	4.6%	0.8%	1.5%
Deferred fixed annuities	4.9	5.5	3.7	3.7	1.2	1.8
Immediate fixed annuities with and without life contingencies	6.3	6.9	6.5	6.5	(0.2)	0.4
Institutional products	3.2	4.5	2.2	3.7	1.0	0.8
Investments supporting capital, traditional life and other products	3.5	5.7	N/A	N/A	N/A	N/A

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	June 30,
	2009	2008
Immediate fixed annuities with life contingencies	$8,407	$8,333
Other life contingent contracts and other	4,428	4,632
Reserve for life-contingent contract benefits	$12,835	$12,965

Interest-sensitive life insurance	$10,085	$9,764
Deferred fixed annuities	33,413	34,082
Immediate fixed annuities without life contingencies	3,879	3,867
Institutional products	4,570	13,266
Allstate Bank	1,059	850
Market value adjustments related to fair value hedges and other	993	590
Contractholder funds	$53,999	$62,419

Amortization of DAC increased $330 million in the second quarter of 2009 and $714 million in the first six months of 2009, compared to the same periods of 2008, due primarily to an unfavorable change in amortization relating to realized capital gains and losses.  In addition, the comparison of the first six months of 2009 to the same period of 2008 was unfavorably impacted by the acceleration of amortization relating to our annual comprehensive review of assumptions in the first quarter.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(130)	$(130)	$(274)	$(272)
(Amortization) accretion relating to realized capital gains and losses (1)	(159)	171	(186)	224
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”)	--	--	(277)	25
Total amortization of DAC	$(289)	$41	$(737)	$(23)

(1)

The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

During the first quarter of 2009, we completed our annual comprehensive review of the profitability of investment products to determine DAC balances for our interest-sensitive life, annuities and other investment contracts.  The review covered assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  This review resulted in an acceleration of DAC amortization (charge to income) of $277 million pre-tax.  $289 million related to fixed annuities, of which $210 million was attributable to market value adjusted annuities, and $18 million related to variable life insurance.  Partially offsetting these amounts was amortization deceleration (credit to income) for interest-sensitive life insurance of $30 million.  The principal assumption impacting estimated future gross profits and the related DAC amortization was an increase in the level of expected realized capital losses in 2009 and 2010.  This resulted in the majority of the market value adjusted annuity DAC balance being reduced to zero since the product is estimated to have no gross profits.  Market value adjusted annuity DAC will not be recapitalized while there are no estimated gross profits.  Reduced estimated future gross profits for traditional fixed annuities and variable life insurance resulted in accelerated DAC amortization.  For our interest-sensitive life insurance products, the amortization deceleration was due to higher estimated future gross profits due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

In the first quarter of 2008, our annual comprehensive review of the profitability of investment products resulted in the deceleration of DAC amortization (credit to income) for changes in assumptions of $25 million, of which $17 million related to fixed annuities and $8 million related to interest-sensitive and variable life insurance.  The first quarter 2008 net amortization deceleration of $17 million on fixed annuities was due primarily to higher than expected investment spreads partially offset by increased expenses.  The first quarter 2008 net amortization deceleration of $8 million on interest-sensitive and variable life insurance products was due to higher than expected benefit spreads partially offset by increased expenses.

Operating costs and expenses decreased 16.0% and 7.0% in second quarter and first six months of 2009, respectively, compared to the same periods of 2008.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Non-deferrable acquisition costs	$40	$36	$80	$75
Other operating costs and expenses	65	89	146	168
Total operating costs and expenses	$105	$125	$226	$243

Restructuring and related charges	$2	$--	$20	$--

Non-deferrable acquisition costs increased 11.1% or $4 million and 6.7% or $5 million in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008, due to higher non-deferrable commissions related to interest-sensitive life insurance products and higher premium tax expense.  In addition, also reflected in the increase in the first six months of 2009 is an increase in non-deferrable commissions related to structured settlement annuities.  Other operating costs and expenses decreased 27.0% or $24 million and 13.1% or $22 million in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008, due primarily to our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.  In the first six months of 2009, the favorable impact of our expense reduction strategies was partially offset by the absence in the current year period of a servicing fee paid by Prudential Financial Inc. (“Prudential”) for our servicing of variable annuity business that we reinsured to them during a transition period that ended in the second quarter of 2008.

During the second quarter and first six months of 2009, restructuring and related charges of $2 million and $20 million, respectively, were recorded in connection with our previously announced plan to improve efficiency and narrow our focus of product offerings.  In accordance with this plan, among other actions, we continue to anticipate the reduction of approximately 1,000 workforce positions through a combination of attrition and position elimination in 2009 and 2010.  This reduction reflects approximately 30% of Allstate Financial’s work force at the time the plan was initiated.  Reductions in workforce positions combined with other actions completed as of June 30, 2009 reflect approximately 70% of our targeted annual savings of $90 million beginning in 2011.

Income tax benefit of $3 million for the second quarter of 2009 compared to a benefit of $214 million for the second quarter of 2008 and income tax expense of $34 million for the first six months of 2009 compared to a benefit of $280 million for the same period in the prior year.   The increase in expense of $211 million in the second quarter of 2009 was mostly attributable to the pre-tax net income in the second quarter of 2009 compared to a pre-tax net loss in the second quarter of 2008.  The increase in expense of $314 million in the first six months of 2009 was primarily the result of a reduction in the pre-tax net loss in the first six months of 2009 compared to the same period in the prior year and an increase in the valuation allowance relating to the deferred tax asset on capital losses.  Income tax expense for the first six months of 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of FSP FAS 115-2 on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  For further discussion of changes in this valuation allowance see the Deferred Taxes section of the MD&A.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

INVESTMENT HIGHLIGHTS

•      Investments as of June 30, 2009 totaled $96.46 billion, an increase of 0.5% from $96.00 billion as of December 31, 2008.

•      Unrealized net capital losses totaled $7.33 billion as of June 30, 2009, declining from $8.81 billion as of December 31, 2008.

•      Net investment income was $1.11 billion in the second quarter of 2009, a decrease of 21.5% from $1.41 billion in the second quarter of 2008, and $2.28 billion in the first six months of 2009, a decrease of 22.3% from $2.94 billion in the first six months of 2008.

•      Net realized capital gains were $328 million in the second quarter of 2009 compared to net realized capital losses of $1.22 billion in the second quarter of 2008, and net realized capital losses of $31 million in the first six months of 2009 compared to net realized capital losses of $1.87 billion in the first six months of 2008.

•      During the first six months of 2009, our fixed income and mortgage loan portfolio generated cash flows totaling $5.37 billion which are available to take advantage of market opportunities and manage liabilities.

•      Adoption of FSP FAS 115-2 on April 1, 2009 resulted in the reclassification of $1.15 billion of previously recorded other-than-temporary impairment write-downs from retained income to unrealized capital losses.  Of this amount 52% relates to impairment write-downs and 48% relates to intent write-downs.  The balance comprised 6% from 2007 and prior, 88% from 2008, and 6% from 2009.  Of those from 2008, 59% and 13% of the initial write-downs were recognized during the second and third quarters, respectively.

INVESTMENTS

We continue to focus strategic risk mitigation efforts towards managing interest rate risk and equity risk and reducing overall exposure to commercial real estate, while our return optimization efforts focus on investing in new opportunities to generate income and capital appreciation.

•      Exposure to rising interest rates was reduced through the balanced use of derivatives and cash market transactions, which included realizing investment gains of $649 million for the six months ended June 30, 2009 through sales of fixed income securities in anticipation of rising interest rates.

•      The duration of our interest sensitive assets was reduced by approximately 17% (.7 years) during the first six months of 2009.  Risk mitigation strategies remain in place and have been modified to further reduce our interest rate exposure on fixed income securities by approximately 14% in the event of an upward spike in risk-free interest rates.

•      The interest rate components of the macro hedge program resulted in a $305 million realized capital gain for the six months ended June 30, 2009 and partially offset the effects of an increase in risk-free interest rates on fixed income security valuations.

•      Equity market valuations have improved resulting in a $146 million decrease in unrealized net capital losses on our equity securities since December 31, 2008.  This was partially offset by the equity macro hedge program which generated realized capital losses of $103 million for the six months ended June 30, 2009.

•      Commercial real estate exposure was reduced by 12.6% or $2.23 billion as of June 30, 2009 compared to December 31, 2008 primarily through targeted dispositions and principal repayments from borrowers.

•      Net investment income for the quarter and the six months ended June 30, 2009 has been impacted by lower investment yields in short-term and variable rate securities, as well as decreased average investment balances.

•      Increased market stability drove a more positive market outlook and improved liquidity in the portfolios, which led us to deploy more than $5 billion of short-term investments and cash receipts into securities, primarily fixed income and equities, to generate income and capital appreciation.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

The composition of the investment portfolios at June 30, 2009 is presented in the table below.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$27,058	81.5%	$44,953	75.1%	$755	22.3%	$72,766	75.4%
Equity securities (2)	3,118	9.4	179	0.3	--	--	3,297	3.4
Mortgage loans	98	0.3	9,308	15.6	--	--	9,406	9.8
Limited partnership interests (3)	1,389	4.2	1,040	1.7	35	1.0	2,464	2.6
Short-term (4)	1,303	3.9	2,162	3.6	2,605	76.7	6,070	6.3
Other	235	0.7	2,219	3.7	1	--	2,455	2.5
Total	$33,201	100.0%	$59,861	100.0%	$3,396	100.0%	$96,458	100.0%

(1)

Fixed income securities are carried at fair value. Amortized cost basis for these securities was $28.40 billion, $50.77 billion and $721 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $3.30 billion and $183 million for Property-Liability and Allstate Financial, respectively.

(3)	We have commitments to invest in additional limited partnership interests totaling $717 million and $937 million for Property-Liability and Allstate Financial, respectively.

(4)

Short-term investments are carried at fair value. Amortized cost basis for these investments was $1.30 million, $2.16 billion and $2.61 billion for Property-Liability, Allstate Financial and Corporate and Other.

(5)	Balances reflect the elimination of related party investments between Property-Liability and Allstate Financial and Allstate Financial and Corporate and Other.

Total investments increased to $96.46 billion at June 30, 2009, from $96.00 billion at December 31, 2008, due primarily to improved market conditions resulting in higher valuations for fixed income and equity securities and the $1 billion of senior notes issued on May 11, 2009 that more than offset net reductions in contractholder obligations of $4.41 billion.  Fair values of fixed income securities increased as a result of significant tightening in credit spreads for certain fixed income securities that more than offset a rise in risk-free interest rates.

The Property-Liability investment portfolio increased to $33.20 billion at June 30, 2009, from $30.84 billion at December 31, 2008, primarily due to improving market conditions for both equity and fixed income securities and a $750 million loan advance to AIC from the Corporation under the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”).  For a more detailed discussion on the Liquidity Agreement, see the Capital Resources and Liquidity section of the MD&A.

The Allstate Financial investment portfolio decreased to $59.86 billion at June 30, 2009, from $61.50 billion at December 31, 2008, due to net reductions in contractholder obligations of $4.41 billion primarily from maturities and retirements of institutional products, partially offset by significant tightening in credit spreads for certain fixed income securities and the March 2009 capital contribution of $250 million from the Corporation and AIC.

The Corporate and Other investment portfolio decreased to $3.40 billion at June 30, 2009, from $3.66 billion at December 31, 2008, as dividends paid to shareholders, a capital contribution to ALIC and a $750 million loan advance to AIC from the Corporation under the Liquidity Agreement more than offset the proceeds of the $1 billion of senior notes issued on May 11, 2009.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Fixed income securities are listed in the table below.

($ in millions)		Percent to		Percent to
	Fair value at June 30, 2009	total investments	Fair value at December 31, 2008	total investments
U.S. government and agencies	$4,185	4.3%	$4,234	4.4%
Municipal	23,097	24.0	21,848	22.8
Corporate	29,938	31.0	27,627	28.8
Foreign government	2,723	2.8	2,675	2.8
Residential mortgage-backed securities (“RMBS”)	7,503	7.8	6,565	6.8
Commercial mortgage-backed securities (“CMBS”)	3,237	3.4	3,846	4.0
Asset-backed securities (“ABS”)	2,051	2.1	1,787	1.9
Redeemable preferred stock	32	--	26	--
Total fixed income securities	$72,766	75.4%	$68,608	71.5%

At June 30, 2009, 93.6% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

Municipal Bonds are summarized in the table below by Moody’s equivalent rating as of June 30, 2009.

($ in millions)	Tax exempt-municipals
	Par value	Amortized cost	Fair value	Unrealized gain/(loss)	Fair value as a percent of amortized cost
Non - zero-coupon:
Rating
Aaa	$1,391	$1,400	$1,481	$81	105.8%
Aa	6,146	6,237	6,283	46	100.7
A	5,090	5,149	5,042	(107)	97.9
Baa	3,153	3,136	2,933	(203)	93.5
Ba or lower	1,025	962	786	(176)	81.7
Subtotal	16,805	16,884	16,525	(359)	97.9

Zero-coupon:
Rating
Aaa	605	243	260	17	107.0
Aa	609	309	321	12	103.9
A	725	332	329	(3)	99.1
Baa	1,550	331	274	(57)	82.8
Subtotal	3,489	1,215	1,184	(31)	97.4
Total tax exempt	$20,294	$18,099	$17,709	$(390)	97.8

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

	Taxable-municipals
	Par value	Amortized cost	Fair value	Unrealized gain/(loss)	Fair value as a percent of amortized cost
Non - zero-coupon:
Rating
Aaa	$1,532	$1,535	$1,442	$(93)	93.9%
Aa	1,282	1,270	1,232	(38)	97.0
A	937	936	902	(34)	96.4
Baa	580	581	497	(84)	85.5
Ba or lower	321	306	245	(61)	80.1
Subtotal (1)	4,652	4,628	4,318	(310)	93.3

Zero-coupon:
Rating
Aaa	8	6	7	1	116.7
Aa	883	362	325	(37)	89.8
A	1,063	497	416	(81)	83.7
Baa	3,551	530	322	(208)	60.8
Subtotal	5,505	1,395	1,070	(325)	76.7
Total taxable	$10,157	$6,023	$5,388	$(635)	89.5

	Taxable-municipals
	Par value	Amortized cost	Fair value	Unrealized gain/(loss)	Fair value as a percent of amortized cost
Rating
Aaa (2)	$3,536	$3,184	$3,190	$6	100.2%
Aa (2)	8,920	8,178	8,161	(17)	99.8
A (2)	7,815	6,914	6,689	(225)	96.7
Baa (2)	8,834	4,578	4,026	(552)	87.9
Ba or lower (2)	1,346	1,268	1,031	(237)	81.3
Total (3)	$30,451	$24,122	$23,097	$(1,025)	95.8

(1) Includes auction rate securities (“ARS”) with par value of $1.84 billion, amortized cost of $1.84 billion, fair value of $1.67 billion and unrealized capital losses of $167 million.  For a more detailed discussion on ARS, see The Allstate Corporation Annual Report on Form 10-K for 2008.

(2) Includes pre-refunded municipals with fair values of $906 million of Aaa, $1.07 billion of Aa, $675 million of A, $434 million of Baa and $9 million of Ba or lower at June 30, 2009.  Pre-refunded municipals are generally escrowed by Aaa rated securities, such as U.S. government or governmental agency securities.

(3) Municipal bonds with a fair value of $11.63 billion are insured by eleven bond insurers.

The unrealized net capital loss of $1.03 billion at June 30, 2009 in our municipal bond portfolio was the result of higher yields and wider credit spreads since the time of initial purchase, which were largely due to the macroeconomic conditions and credit market deterioration that has persisted into 2009.

Included in our municipal bond holdings at June 30, 2009 are $1.07 billion of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and also internally rated by us.  These holdings include $586 million of high yield municipal bonds that provide the opportunity to achieve incremental returns.  Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process which includes, among other things, an assessment of the credit quality, structure, and liquidity risks of the issue.

Corporate bonds as of June 30, 2009, included $16.99 billion or 56.8% of publicly-traded corporate bonds and $12.95 billion or 43.2% of privately placed corporate bonds, compared to $14.62 billion or 52.9% of publicly-traded corporate bonds and $13.01 billion or 47.1% of privately placed corporate bonds at December 31, 2008.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  Privately placed corporate securities are rated by the NAIC in instances when information is provided to them.  Approximately 41.4% of the privately

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

placed corporate securities in our portfolio are rated by an independent rating agency.  Hybrid securities totaling $626 million are included in the publicly-traded corporate bonds and $904 million are included in the privately placed corporate bonds.  Hybrid securities have attributes most similar to those of fixed income securities such as stated interest rates, mandatory redemption dates or an interest rate step-up feature which may incent the issuer to redeem the security at a specified call date.

The following table summarizes the corporate fixed income portfolio by Moody’s equivalent rating as of June 30, 2009.

($ in millions)	Corporate-public
	Non-hybrid		Hybrid		Total
Rating	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Aaa	$1,862	$12	$--	$--	$1,862	$12
Aa	926	5	26	2	952	7
A	4,956	53	130	(48)	5,086	5
Baa	7,316	(134)	312	(158)	7,628	(292)
Ba or lower	1,304	(179)	158	(98)	1,462	(277)
Total	$16,364	$(243)	$626	$(302)	$16,990	$(545)

	Corporate-privately placed securities
	Non-hybrid		Hybrid		Total
Rating	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Aaa	$429	$14	$--	$--	$429	$14
Aa	978	(1)	63	1	1,041	--
A	3,144	3	447	(154)	3,591	(151)
Baa	6,018	(370)	278	(164)	6,296	(534)
Ba or lower	1,475	(210)	116	(124)	1,591	(334)
Total	$12,044	$(564)	$904	$(441)	$12,948	$(1,005)

	Total Corporate
	Non-hybrid		Hybrid		Total
Rating	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Aaa	$2,291	$26	$--	$--	$2,291	$26
Aa	1,904	4	89	3	1,993	7
A	8,100	56	577	(202)	8,677	(146)
Baa	13,334	(504)	590	(322)	13,924	(826)
Ba or lower	2,779	(389)	274	(222)	3,053	(611)
Total	$28,408	$(807)	$1,530	$(743)	$29,938	$(1,550)

The unrealized net capital loss of $1.55 billion at June 30, 2009 was driven primarily by the macroeconomic conditions and credit market deterioration that has persisted into 2009.  While credit spreads have tightened in the second quarter of 2009 from the high levels observed in the prior two quarters, they remain wider than levels at initial purchase in the lower rated sectors.  This is particularly evident in our non-hybrid Baa and lower rated holdings, which contributed $893 million of the unrealized net capital loss.  The other significant driver of unrealized net capital losses in our corporate bond portfolio was from hybrid securities, which contributed $743 million of the unrealized loss.  While these securities are generally issued by investment grade-rated financial institutions, they have structural features which make them more sensitive to credit market deterioration.  Specifically, features allowing deferral of payment have severely impacted prices as the global financial system continues to endure significant stress.  Hybrid corporate fixed income securities are assessed for other-than-temporary impairment as fixed income securities, when they are expected to perform like a fixed income security.  However, when credit-related reasons increase the risk of deferred payment, they may be assessed for other-than-temporary impairment in a manner similar to equity securities.  There were four hybrid corporate fixed income securities with a fair value of $12 million which were assessed and written down in the second quarter of 2009 for other-than-temporary impairment as equity securities.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

The following table shows additional details of our hybrid securities reported in corporate fixed income securities as of June 30, 2009.

($ in millions)	United Kingdom (“UK”)		Europe (non-UK)		Asia/Australia		North America		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Tier 2:
Public	$32	$(17)	$76	$(11)	$10	$(1)	$--	$--	$118	$(29)
Privately placed securities	4	--	54	(4)	87	(2)	--	--	145	(6)
Subtotal	36	(17)	130	(15)	97	(3)	--	--	263	(35)

Tier 1:
Public	67	(49)	90	(56)	22	(3)	329	(165)	508	(273)
Privately placed securities	70	(78)	321	(187)	214	(66)	154	(104)	759	(435)
Subtotal	137	(127)	411	(243)	236	(69)	483	(269)	1,267	(708)

Total hybrids:
Public	99	(66)	166	(67)	32	(4)	329	(165)	626	(302)
Privately placed securities	74	(78)	375	(191)	301	(68)	154	(104)	904	(441)
Total	$173	$(144)	$541	$(258)	$333	$(72)	$483	$(269)	$1,530	$(743)

Collateralized RMBS, CMBS and ABS securities are detailed in the following table by Moody’s equivalent rating as of June 30, 2009.

($ in millions)	Fair value	Percent to total investments	Aaa	Aa	A	Baa	Ba or lower
RMBS
U.S. government sponsored entities	$4,666	4.8%	100.0%	--	--	--	--
Subprime residential mortgage-backed securities (“Subprime”) (1):
Subprime non-insured	1,239	1.3	20.7	29.9%	9.6%	8.5%	31.3%
Subprime insured	343	0.4	0.9	11.4	0.6	4.6	82.5
Total Subprime	1,582	1.7	16.4	25.9	7.6	7.7	42.4
Prime residential mortgage-backed securities (“Prime”)	651	0.7	77.3	3.7	7.2	1.4	10.4
Alt-A residential mortgage-backed securities (“Alt-A”)	600	0.6	21.3	3.5	5.3	22.7	47.2
Other	4	--	--	100.0	--	--	--
Total RMBS	$7,503	7.8%

CMBS	$3,237	3.4%	79.1	8.3	8.8	3.1	0.7

ABS
Other collateralized debt obligations (“other CDO”):
Cash flow collateralized loan obligations (“CLO”)	$557	0.6%	42.7	25.9	9.0	9.7	12.7
Synthetic CDO	49	--	12.2	--	14.3	14.3	59.2
Trust preferred CDO	56	0.1	--	1.8	19.6	--	78.6
Market value CDO	39	--	--	30.8	7.7	2.6	58.9
Project finance CDO	40	--	--	25.0	57.5	17.5	--
CDOs that invest in other CDOs (“CDO squared”)	1	--	--	--	--	--	100.0
Collateralized bond obligations	23	--	--	--	17.4	47.8	34.8
Other CLO	51	0.1	100.0	--	--	--	--
Total other CDO	816	0.8	36.1	20.5	12.0	9.8	21.6

Other asset-backed securities (“other ABS”):
Auto	497	0.5	44.3	19.1	19.9	12.9	3.8
Credit card	96	0.1	45.8	--	44.8	9.4	--
Student loan	146	0.2	96.6	3.4	--	--	--
Other	496	0.5	33.1	10.1	14.3	25.0	17.5
Total other ABS (2)	1,235	1.3	46.1	12.1	17.2	16.0	8.6
Total ABS	$2,051	2.1%

(1) Subprime was previously referred to as asset-backed residential mortgage-backed securities (“ABS RMBS”) and was included in the ABS category.

(2) 18.1% of other ABS that are rated Aaa, Aa, A and Baa were insured by five bond insurers.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

During the second quarter of 2009, certain financial sectors continued to experience depressed prices due to continued market and liquidity disruptions.  We experienced this illiquidity and disruption in certain of our RMBS, CMBS and ABS fixed income securities, particularly in our Subprime, Prime, Alt-A, CMBS and other CDO portfolios.  These portfolios totaled $6.89 billion, or 7.1% of our total investments at June 30, 2009.  Other securities markets, including certain other asset-backed and real estate-backed securities markets, also experienced illiquidity, but to a lesser degree.

We determine the fair values of securities comprising these illiquid portfolios by obtaining information from an independent third-party valuation service provider and brokers.  We confirmed the reasonableness of the fair value of these portfolios as of June 30, 2009 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies.

The following table summarizes our illiquid portfolios as of June 30, 2009.

($ in millions)	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Unrealized gain/(loss)
RMBS
Subprime	$3,650	$3,334	91.3%	$1,582	43.3%	$(1,752)
Prime	801	792	98.9	651	81.3	(141)
Alt-A	1,183	956	80.8	600	50.7	(356)

CMBS	5,145	4,983	96.9	3,237	62.9	(1,746)

ABS
Other CDO	2,252	1,825	81.0	816	36.2	(1,009)
Total	$13,031	$11,890	91.2	$6,886	52.8	$(5,004)

(1) The difference between par value and amortized cost of $1.14 billion is primarily attributable to write-downs.  Both amounts have been reduced by principal payments.

The following table presents realized capital gains and losses and principal transactions relating to our illiquid portfolios.

($ in millions)	Realized capital gains and losses			Principal transactions
	Sales	Impairment write-downs	Change in intent write-downs	Sales	Principal received	Acquired
Three months ended June 30, 2009
RMBS
Subprime	$2	$(50)	$--	$4	$116	$35
Prime	--	--	--	--	50	40
Alt-A	--	(12)	--	13	30	113

CMBS	(17)	(44)	--	745	29	32

ABS
Other CDO	(1)	(28)	--	6	11	42
Total	$(16)	$(134)	$--	$768	$236	$262

Six months ended June 30, 2009
RMBS
Subprime	$3	$(56)	$(9)	$8	$233	$35
Prime	--	--	--	7	75	40
Alt-A	5	(38)	(4)	38	50	113

CMBS	(29)	(46)	(7)	823	56	48

ABS
Other CDO	(4)	(167)	--	8	13	42
Total	$(25)	$(307)	$(20)	$884	$427	$278

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Securities included in our illiquid portfolios with a fair value less than 70% of amortized cost as of June 30, 2009 are shown in the following table.

($ in millions)	Fair value	Unrealized gain/(loss)
RMBS
Subprime	$1,029	$(1,628)
Prime	94	(79)
Alt-A	220	(299)

CMBS	853	(1,503)

ABS
Other CDO	475	(967)
Total	$2,671	$(4,476)

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

The cash flows of the underlying mortgages or collateral for RMBS, CMBS and ABS are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure which would originally qualify for a rating of Aaa is referred to as the “Aaa class” and typically has priority in receiving the principal repayments on the underlying mortgages.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full. Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings including other “junior” or “subordinate” Aaa securities.  For certain senior Aaa classes of CMBS, the losses may be shared pro-rata.  The underlying mortgages have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

RMBS totaled $7.50 billion, with 86.6% rated investment grade, at June 30, 2009.  The RMBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.  The credit risk associated with our RMBS is mitigated due to the fact that 62.2% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies.

Subprime includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  $1.26 billion or 79.3% of the Subprime portfolio consisted of securities that were issued during 2005, 2006 and 2007.  At June 30, 2009, 15.9% of securities issued during 2005, 2006 and 2007 were rated Aaa, 18.4% rated Aa, 6.7% rated A, 6.9% rated Baa and 52.1% rated Ba or lower.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

The following table presents additional information about our Subprime portfolio including a summary by first and second lien collateral at June 30, 2009.

($ in millions)	Fair value	Percent to total investments
First lien:
Fixed rate(1)	$496	0.5%
Variable rate(1)	808	0.9
Total first lien(2)	1,304	1.4
Second lien :
Insured	213	0.2
Other	61	0.1
Total second lien(3)	274	0.3
Other	4	--
Total Subprime	$1,582	1.7%

(1)  Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2)  The original credit ratings of the first lien Subprime, which may not be consistent with current ratings due to downgrades, were 68.3% Aaa, 27.1% Aa and 4.6% A at June 30, 2009.

(3)  The original credit ratings of the second lien Subprime, which may not be consistent with current ratings due to downgrades, were 97.4% Aaa, 2.4% Aa and 0.2% A at June 30, 2009.

The following table includes first lien non-insured Subprime by vintage year and the interest rate characteristics of the underlying mortgage product at June 30, 2009.

	Fair value
($ in millions)	Variable rate	Fixed rate	Total	Amortized cost (1)	Unrealized gain/(loss)

2007	$97	$140	$237	$598	$(361)
2006	281	128	409	794	(385)
2005	168	88	256	502	(246)
Pre-2005	223	49	272	481	(209)
Total	$769	$405	$1,174	$2,375	$(1,201)

(1) Amortized cost includes other-than-temporary impairment charges, as applicable.

We also own $61 million of second lien Subprime non-insured securities, representing 41.2% of amortized cost; $26 million, or 42.6%, of this portfolio are 2006 and 2007 vintage years.  Together with the first lien non-insured Subprime in the table above, this comprises $1.24 billion of non-insured Subprime.

At June 30, 2009, $343 million or 21.7% of the total Subprime securities are insured by seven bond insurers and 17.5% of these insured securities were rated investment grade.  The following table shows our insured Subprime portfolio at June 30, 2009 by vintage year for the first lien and second lien collateral.

($ in millions)	Vintage year				Fair	Amortized	Unrealized
	2007	2006	2005	Pre-2005	value	cost (1)	gain/(loss)
First lien	$26	$13	$80	$11	$130	$218	$(88)
Second lien	73	86	37	17	213	579	(366)
Total insured Subprime (2)	$99	$99	$117	$28	$343	$797	$(454)

(1) Amortized cost includes other-than-temporary impairment charges, as applicable.

(2) The evaluation for other-than-temporary impairment through our portfolio monitoring process considers the current claims paying resources of the individual bond insurers.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Prime are collateralized by residential mortgage loans issued to prime borrowers.  The following table shows our Prime portfolio as of June 30, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year

Capital structure classification (1)	2009	2007	2006	2005	Pre- 2005	Fair value	Amortized cost (2)	Unrealized gain/(loss)
Aaa – Fixed rate	$--	$89	$53	$84	$257	$483	$557	$(74)
Aaa – Hybrid	27	9	2	54	64	156	217	(61)
Aa – Fixed rate	--	--	--	--	7	7	8	(1)
A – Hybrid	--	--	--	2	--	2	7	(5)
Baa – Hybrid	--	--	--	3	--	3	3	--
Total	$27	$98	$55	$143	$328	$651	$792	$(141)

(1) Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

Alt-A can be issued by trusts backed by pools of residential mortgages with either fixed or variable interest rates.  The mortgage pools include residential mortgage loans issued to borrowers with stronger credit profiles than subprime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of June 30, 2009, $451 million of the Alt-A were fixed rate and $149 million were variable rate.

The following table shows our Alt-A portfolio at June 30, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year
Capital structure classification (1)	2007	2006	2005	Pre- 2005	Fair value	Amortized cost (2)	Unrealized gain/(loss)
Aaa – Fixed rate	$43	$86	$94	$145	$368	$541	$(173)
Aaa – Hybrid	--	2	5	14	21	42	(21)
Aaa – Option adjustable rate mortgage	28	18	5	--	51	149	(98)
Aa – Fixed rate	--	3	14	--	17	21	(4)
Aa – Hybrid	--	--	--	--	--	1	(1)
Aa – Option adjustable rate mortgage	--	--	2	3	5	25	(20)
A – Hybrid	--	--	7	--	7	11	(4)
Baa – Hybrid	2	12	2	7	23	46	(23)
Baa – Option adjustable rate mortgage	--	25	--	--	25	26	(1)
Ba or lower – Fixed rate	44	22	--	--	66	66	--
Ba or lower – Hybrid	2	3	12	--	17	28	(11)
Total	$119	$171	$141	$169	$600	$956	$(356)

(1) Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

CMBS totaled $3.24 billion, with 99.0% rated investment grade, at June 30, 2009.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Of the CMBS investments, 92.7% are traditional conduit transactions collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as large loan pools and single borrower transactions.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

The following table shows our CMBS portfolio at June 30, 2009 based upon vintage year and our participation in the capital structure, excluding commercial real estate collateralized debt obligations (“CRE CDO”).

($ in millions)

Capital structure classification (1)	Par value	Amortized cost (2)	Fair value	Unrealized gain/(loss)
Aaa
2007:
Super senior (3)	$400	$385	$302	$(83)
Mezzanine senior (4)	130	123	61	(62)
Subordinated senior (5)	538	499	166	(333)
Other (6)	95	98	33	(65)
Subtotal	1,163	1,105	562	(543)
2006:
Super senior (3)	96	95	79	(16)
Mezzanine senior (4)	81	77	46	(31)
Subordinated senior (5)	314	299	112	(187)
Other (6)	84	85	50	(35)
Subtotal	575	556	287	(269)
2005:
Super senior (3)	300	301	272	(29)
Mezzanine senior (4)	22	22	13	(9)
Subordinated senior (5)	108	112	57	(55)
Other (6)	115	115	76	(39)
Subtotal	545	550	418	(132)
Pre-2005 (7)	1,313	1,323	1,222	(101)
Aaa total	3,596	3,534	2,489	(1,045)

Aa	1,085	1,108	543	(565)
A	333	275	159	(116)
Baa	70	55	42	(13)
Ba or lower	2	2	2	--
Total CMBS (8)	$5,086	$4,974	$3,235	$(1,739)

(1)	Capital structure classification reflects original ratings which may not be consistent with current ratings due to upgrades and downgrades.
(2)	Amortized cost includes other-than-temporary impairment charges, as applicable.
(3)	Most senior of the Aaa rated tranches, typically has a high level of credit enhancement of approximately 30%, meaning actual losses in the deal have to reach 30% before incurring a first dollar loss.
(4)	Middle Aaa rated tranche, typically having credit enhancement of approximately 20%, are subordinate only to the Super senior bonds.
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

(8)	Excludes CRE CDO with par value of $59 million, amortized cost of $9 million, fair value of $2 million and unrealized capital losses of $7 million.

The unrealized net capital loss of $1.74 billion at June 30, 2009 on our CMBS portfolio was the result of wider credit spreads, which was largely due to the macroeconomic conditions and credit market deterioration that has persisted into 2009.  While CMBS spreads have tightened during the second quarter of 2009, credit spreads in all rating classes remain wider than initial purchase levels, which is particularly evident in our subordinated senior Aaa and lower rated securities.  These holdings accounted for $1.41 billion, or 81.0%, of the unrealized net capital loss.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Our analysis suggests that the vast majority of our CMBS portfolio is well insulated from a severe rise in commercial mortgage default rates.

ABS totaled $2.05 billion, with 88.8% rated investment grade, at June 30, 2009.  Credit risk is managed by monitoring the performance of the collateral.  In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance.  A portion of the ABS portfolio is also subject to interest rate risk since ultimate realized yields are affected by the rate of prepayment of the underlying assets.

Other CDO totaled $816 million, with 78.4% rated investment grade, at June 30, 2009.  Other CDO consist primarily of obligations secured by high yield and investment grade corporate credits including cash flow CLO, synthetic CDO, trust preferred CDO, market value CDO, project finance CDO, CDO squared, collateralized bond obligations and other CLO.

The following table presents realized and unrealized capital gains and losses on our other CDO portfolio.

($ in millions)	Realized capital gains and losses
	Three months ended		Six months ended
	June 30, 2009		June 30, 2009		Unrealized
		Impairment		Impairment	gain/(loss) as of
	Sales	write-downs	Sales	write-downs	June 30, 2009
Other CDO
Cash flow CLO	$--	$(10)	$--	$(44)	$(634)
Synthetic CDO	--	(18)	(4)	(18)	(186)
Trust preferred CDO	(1)	--	(1)	(17)	(92)
Market value CDO	--	--	1	(13)	(39)
Project finance CDO	--	--	--	--	(40)
CDO squared	--	--	--	(74)	(11)
Collateralized
bond obligations	--	--	--	--	(7)
Other CLO	--	--	--	(1)	--
Total	$(1)	$(28)	$(4)	$(167)	$(1,009)

Cash flow CLO are structures where the underlying assets are primarily comprised of below investment grade senior secured corporate loans.  The collateral is actively managed by external managers that monitor the collateral performance.  The underlying investments are well diversified across industries and among issuers.  A transaction will typically issue notes with various capital structure class (i.e. Aaa, Aa, A, etc.) as well as equity-like tranches.  In general, these securities are structured with overcollaterization (“OC”) ratios and performance is impacted by downgrades, defaults and recoveries of the underlying assets within the structures.  Downgrades of underlying assets, along with increased defaults reduce OC ratios over time.  A violation of the senior OC test, usually at the Aaa level, could result in an event of default of the structure.  This would give the controlling class certain rights which could include diverting cash flows or liquidating the underlying portfolio to pay off the senior liabilities.  The following table shows our cash flow CLO portfolio at June 30, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year

Capital structure classification (1)	2008	2007	2006	2005	Pre-2005	Fair value	Amortized cost (2)	Unrealized gain/(loss)
Aaa	$--	$--	$69	$60	$140	$269	$352	$(83)
Aa	2	56	69	11	23	161	314	(153)
A	1	24	20	19	29	93	459	(366)
Baa	--	2	2	11	18	33	66	(33)
Ba or below	--	1	--	--	--	1	--	1
Total	$3	$83	$160	$101	$210	$557	$1,191	$(634)

(1) Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

Synthetic CDO primarily consist of a portfolio of corporate credit default swaps (“CDS”) which are collateralized by Aaa rated LIBOR-based securities (i.e. “fully funded” synthetic CDO).  Our synthetic CDO collateral primarily is actively managed by an external manager monitoring the CDS selection and performance.  The

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

following table shows our synthetic CDO at June 30, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)

Capital structure	Vintage year		Fair	Amortized	Unrealized
classification (1)	2007	2006	value	cost (2)	gain/(loss)
Aaa	$22	$--	$22	$88	$(66)
Aa	5	22	27	144	(117)
A	--	--	--	3	(3)
Total	$27	$22	$49	$235	$(186)

(1) Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

Mortgage loans   Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, was $9.41 billion at June 30, 2009 and primarily comprised loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  Our exposure to any metropolitan area is also highly diversified, with the largest exposure not exceeding 9.4% of the portfolio.  The portfolio is also diversified across several property types, with the largest concentrations of 32.2% in office and 24.8% in retail property types.  The average debt service coverage ratio represents the amount of cash flows from the property available by the borrower to meet its principal and interest payment obligations.  The average debt service coverage ratio of the portfolio as of June 30, 2009 was 1.9, and only 4.7% of the mortgage loan portfolio had a debt service coverage ratio under 1.0.

In the first six months of 2009, $368 million of commercial mortgage loans were contractually due.  Of these, 44% were paid as due, 40% were extended generally for less than one year and 16% are in the process of refinancing or restructuring negotiations.  In addition, $371 million that were not contractually due in the first six months of 2009 were paid in full.  We currently have a $15 million loan in the process of foreclosure.  We are aggressively pursuing workout solutions for $72 million of delinquent loans, which includes refinancing, extensions and sales.

The net carrying value of impaired loans at June 30, 2009 and December 31, 2008 was $328 million and $163 million, respectively.  We recognized $15 million and $43 million of realized capital losses related to valuation allowances on mortgage loans for the three months and six months ended June 30, 2009, respectively.  Total valuation allowances of $41 million were held as of June 30, 2009.  Realized capital losses due to changes in intent to hold mortgage loans to maturity totaled $6 million for the six months ended June 30, 2009.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of metrics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of June 30, 2009.

($ in millions)	Private equity/ debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting (“Cost”)	$690	$307	$68	$1,065
Equity method of accounting (“EMA”)	589	335	475	1,399
Total	$1,279	$642	$543	$2,464

Number of sponsors	88	39	13
Number of individual funds	134	89	71
Largest exposure to single fund	$37	$37	$56

Our aggregate limited partnership exposure represented 2.6% and 2.9% of total invested assets as of June 30, 2009 and December 31, 2008, respectively.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

The following table shows the results from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended June 30,
	2009				2008
			Total	Impairment			Total	Impairment
	Cost	EMA (1)	income	write-downs (2)	Cost	EMA (1)	income	write-downs (2)
Private equity/debt funds	$4	$(22)	$(18)	$(6)	$6	$24	$30	$(4)
Real estate funds	--	(41)	(41)	(38)	6	(4)	2	(3)
Hedge funds	--	26	26	(2)	--	(2)	(2)	--

Total	$4	$(37)	$(33)	$(46)	$12	$18	$30	$(7)

	Six months ended June 30,
	2009				2008
			Total	Impairment			Total	Impairment
	Cost	EMA (1)	income	write-downs (2)	Cost	EMA (1)	income	write-downs (2)
Private equity/debt funds	$7	$(85)	$(78)	$(77)	$20	$57	$77	$(17)
Real estate funds	--	(119)	(119)	(162)	8	2	10	(3)
Hedge funds	--	24	24	(4)	--	3	3	--

Total	$7	$(180)	$(173)	$(243)	$28	$62	$90	$(20)

(1)

Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

(2)

Impairment write-downs related to Cost LP were $46 million and $233 million in the three months and six months ended June 30, 2009, respectively, compared to $7 million and $12 million in the three months and six months ended June 30, 2008, respectively. Impairment write-downs related to EMA LP were $10 million in the six months ended June 30, 2009 compared to $8 million in the six months ended June 30, 2008.

Loss from limited partnership interests, excluding impairment write-downs, was $33 million and $173 million in the three months and six months ended June 30, 2009, respectively compared to income of $30 million and $90 million in the three months and six months ended June 30, 2008.  The loss from limited partnership interests in the three months and six months ended June 30, 2009 compared to income in the three months and six months ended June 30, 2008 is primarily related to losses from partnerships accounted for under the equity method of accounting resulting from reduced valuations on the net asset value of the partnerships.  Income on EMA LP is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay.  Limited partnership interests accounted for under the cost method of accounting recognize income only upon cash distributions by the partnership.

To determine if an other-than-temporary impairment has occurred related to a cost LP, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuations of the investments held by the limited partnerships or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.

CDS are utilized for both buying and selling credit protection against a specified credit event.  As of June 30, 2009, the notional amount and fair value of our buying protection CDS were $1.24 billion and $(6) million, respectively.  For further details on our selling protection CDS balances, see Note 6 of the condensed consolidated financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Unrealized net capital losses totaled $7.33 billion as of June 30, 2009, compared to unrealized net capital losses of $9.40 billion as of March 31, 2009 and $8.81 billion as of December 31, 2008.  The decrease since December 31, 2008 for fixed income securities was primarily a result of tightening credit spreads on certain fixed income securities during the second quarter of 2009 that more than offset the rise in risk-free interest rates and the impact of the $1.15 billion cumulative effect adjustment from the adoption of FSP FAS 115-2.  The unrealized net capital losses for equity securities also declined as a result of improvements in equity market valuations.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in millions)	June 30, 2009	March 31, 2009	December 31, 2008

U.S. government and agencies	$253	$516	$962
Municipal	(1,025)	(1,225)	(1,717)
Corporate	(1,550)	(3,452)	(3,413)
Foreign government	244	366	469
RMBS	(2,160)	(1,721)	(1,445)
CMBS	(1,746)	(2,044)	(1,994)
ABS	(1,134)	(1,313)	(1,348)
Redeemable preferred stock	(6)	(11)	(10)
Fixed income securities (1)	(7,124)	(8,884)	(8,496)
Equity securities	(186)	(537)	(332)
Short-term investments	--	1	3
Derivatives	(15)	16	11
Unrealized net capital gains and losses, pre-tax	(7,325)	(9,404)	(8,814)

Amounts recognized for:
Insurance reserves (2)	--	--	(378)
DAC and DSI (3)	4,064	3,785	3,500
Amounts recognized	4,064	3,785	3,122

Deferred income taxes	1,149	1,852	1,954
Unrealized net capital gains and losses, after-tax	$(2,112)	$(3,767)	$(3,738)

(1)

Unrealized net capital gains and losses for fixed income securities as of June 30, 2009 comprises $(584) million related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $(6,540) million related to other unrealized net capital gains and losses.

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

The net unrealized loss for the fixed income portfolio totaled $7.12 billion, comprised of $1.80 billion of gross unrealized gains and $8.92 billion of gross unrealized losses at June 30, 2009.  This is compared to a net unrealized loss for the fixed income portfolio totaling $8.50 billion, comprised of $2.54 billion of gross unrealized gains and $11.04 billion of gross unrealized losses at December 31, 2008.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Gross unrealized gains and losses as of June 30, 2009 on fixed income securities by type and sector are provided in the table below.

($ in millions)						Amortized
						cost as a	Fair value
	Par	Amortized	Gross unrealized		Fair	percent of	as a percent
	value (1)	cost	Gains	Losses	value	par value (2)	of par value (2)
Corporate:
Banking	$4,401	$4,140	$25	$(839)	$3,326	94.1%	75.6%
Financial services	4,439	3,402	34	(309)	3,127	76.6	70.4
Consumer goods (cyclical and non-cyclical)	4,937	4,879	123	(217)	4,785	98.8	96.9
Utilities	5,317	5,283	211	(207)	5,287	99.4	99.4
Capital goods	3,136	3,124	59	(178)	3,005	99.6	95.8
Other	836	1,394	15	(113)	1,296	166.7	155.0
Transportation	1,545	1,556	36	(102)	1,490	100.7	96.4
Basic industry	1,560	1,553	23	(76)	1,500	99.6	96.2
Communications	1,749	1,705	45	(63)	1,687	97.5	96.5
Technology	916	911	18	(49)	880	99.5	96.1
Energy	1,805	1,804	48	(46)	1,806	99.9	100.1
FDIC guaranteed	1,726	1,737	12	--	1,749	100.6	101.3
Total corporate fixed income portfolio	32,367	31,488	649	(2,199)	29,938	97.3	92.5

U.S. government and agencies	5,113	3,932	261	(8)	4,185	76.9	81.9
Municipal	30,451	24,122	481	(1,506)	23,097	79.2	75.8
Foreign government	3,039	2,479	271	(27)	2,723	81.6	89.6
RMBS	10,152	9,663	102	(2,262)	7,503	95.2	73.9
CMBS	5,145	4,983	19	(1,765)	3,237	96.9	62.9
ABS	3,728	3,185	17	(1,151)	2,051	85.4	55.0
Redeemable preferred stock	43	38	1	(7)	32	88.4	74.4
Total fixed income securities	$90,038	$79,890	$1,801	$(8,925)	$72,766	88.7	80.8

(1)

Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity. These included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $1.04 billion, $8.99 billion, $1.40 billion and $3.32 billion, respectively.

(2)

Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 98.2% for corporates, 100.3% for municipals, 103.5% for foreign governments, and 104.1% for U.S. government and agencies. Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 93.3% for corporates, 97.1% for municipals, 105.6% for foreign governments, and 107.2% for U.S. government and agencies.

The banking, financial services, consumer goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at June 30, 2009.  While credit spreads have tightened in the second quarter from the historically high levels observed in the prior two quarters, they remain wider than levels at initial purchase.  As of June 30, 2009, $1.70 billion or 77.4% of the gross unrealized losses in the corporate fixed income portfolio and $4.66 billion or 69.3% of the gross unrealized losses in the remaining fixed income securities related to securities rated investment grade.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

For fixed income securities, 66.5% of the gross unrealized losses at June 30, 2009 were from $4.57 billion of securities with a fair value below 70% of amortized cost, or 6.3% of our fixed income portfolio.  The percentage of fair value to amortized cost for fixed income securities with gross unrealized losses at June 30, 2009 are shown in the following table.

($ in millions)	Par value (1)	Amortized cost	Unrealized gain/(loss)	Fair value (3)	Percent to total fixed income securities
> 80% of amortized cost	$31,806	$30,304	$(2,096)	$28,208	38.8%
70% to 80% of amortized cost	4,257	3,671	(897)	2,774	3.8
< 70% of amortized cost (2)	16,224	10,497	(5,932)	4,565	6.3
Gross unrealized losses on fixed income securities	52,287	44,472	(8,925)	35,547	48.9
Gross unrealized gains on fixed income securities	37,751	35,418	1,801	37,219	51.1

Net unrealized gains and losses on fixed income securities	$90,038	$79,890	$(7,124)	$72,766	100.0%

(1)	Included in par value are $8.99 billion of zero-coupon securities as of June 30, 2009 that are generally purchased at a deep discount to the par value that is received at maturity.

(2)	Illiquid portfolios represent $4.48 billion of net unrealized losses and $2.67 billion of fair value as of June 30, 2009.

(3)	Illiquid portfolios represent $5.00 billion of net unrealized losses and $6.89 billion of fair value as of June 30, 2009.

The following table presents gross unrealized losses by type of fixed income security with a fair value below 70% of amortized cost at June 30, 2009.

($ in millions)	Fair value	Gross unrealized losses

Municipal	$562	$(483)
Corporate	1,246	(907)
RMBS	1,340	(1,996)
CMBS	853	(1,503)
ABS	561	(1,041)
Redeemable preferred stock	3	(2)
Total fixed income securities	$4,565	$(5,932)

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities.  As of June 30, 2009, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  Our evaluation of whether it is more likely than not we will be required to sell a security before recovery of its amortized cost basis is substantially enhanced by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations.  During the first six months of 2009, our fixed income securities portfolio provided approximately $4.45 billion in principal and interest cash flows, of which substantially all have been received in accordance with the contractual terms.

The net unrealized loss for the equity portfolio totaled $186 million, comprised of $162 million of unrealized gains and $348 million of unrealized losses at June 30, 2009.  This is compared to a net unrealized loss for the equity portfolio totaling $332 million, comprised of $112 million of unrealized gains and $444 million of unrealized losses at December 31, 2008.  Within the equity portfolio, the losses were primarily concentrated in the consumer goods, energy and financial services sectors.  The unrealized losses in these sectors were company and sector specific.  As of June 30, 2009, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities and cost for equity securities, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at June 30, 2009 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

	June 30, 2009				December 31, 2008
	Fixed income				Fixed income
($ in millions, except number of issues)	Investment grade	Below investment grade	Equity	Total	Investment grade	Below investment grade	Equity	Total

Category (I): Unrealized loss less than 20% of cost (1) (3)
Number of issues	3,972	384	142	4,498	4,303	275	112	4,690
Fair value	$26,066	$2,142	$865	$29,073	$29,070	$1,172	$1,269	$31,511
Unrealized	$(1,855)	$(241)	$(102)	$(2,198)	$(2,523)	$(147)	$(74)	$(2,744)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1) (2) (3)
Number of issues	249	87	53	389	1,216	356	221	1,793
Fair value	$1,656	$491	$190	$2,337	$8,445	$1,555	$676	$10,676
Unrealized	$(721)	$(291)	$(103)	$(1,115)	$(5,365)	$(902)	$(365)	$(6,632)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months (1) (2) (3)
Number of issues	475	173	34	682	208	29	1	238
Fair value	$3,103	$895	$302	$4,300	$878	$136	$2	$1,016
Unrealized	$(2,549)	$(814)	$(143)	$(3,506)	$(1,686)	$(197)	$(1)	$(1,884)

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months (1) (2) (3)
Number of issues	193	153	--	346	41	5	1	47
Fair value	$685	$509	$--	$1,194	$79	$16	$3	$98
Unrealized	$(1,235)	$(1,219)	$--	$(2,454)	$(200)	$(21)	$(4)	$(225)

Total number of issues	4,889	797	229	5,915	5,768	665	335	6,768
Total fair value	$31,510	$4,037	$1,357	$36,904	$38,472	$2,879	$1,950	$43,301
Total unrealized losses	$(6,360)	$(2,565)	$(348)	$(9,273)	$(9,774)	$(1,267)	$(444)	$(11,485)

(1)	For fixed income securities, cost represents amortized cost.

(2)

The aging of unrealized losses, and therefore the time period category of aging, as of June 30, 2009 was reset to the historical point of impairment for securities impacted by the adoption of FSP FAS 115-2. December 31, 2008 balances have not been restated.

(3)

Categories include unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which we have recorded a credit loss in earnings as follows: Category (I) $10 million, Category (II) $39 million, Category (III) $180 million, and Category (IV) $381 million.

The largest individual unrealized loss was $20 million for category (I), $37 million for category (II), $96 million for category (III) and $53 million for category (IV) as of June 30, 2009.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Category (III) and (IV) fixed income securities at June 30, 2009 are listed in the following table.

($ in millions)	Category (III)		Category (IV)
	Fair value	Unrealized losses	Fair value	Unrealized losses

Municipal	$620	$(387)	$14	$(9)
Corporate	1,503	(802)	247	(193)
Foreign government	3	(1)	--	--
CMBS	803	(1,103)	122	(425)
RMBS	799	(789)	477	(1,081)
ABS	250	(274)	334	(746)
Redeemable preferred stock	20	(7)	--	--
	$3,998	$(3,363)	$1,194	$(2,454)

As a result of the adoption of FSP FAS 115-2 on April 1, 2009, the following amounts changed into Categories (III) and (IV) as of June 30, 2009.

($ in millions)	Securities reclassified as Category (III)		Securities reclassified as Category (IV)
Previous category as of March 31, 2009	Unrealized loss impact from cumulative effect (1)	Fair value (1)	Unrealized loss impact from cumulative effect (1)	Fair value (1)
Unrealized gain	$(107)	$82	$(145)	$28
(I)	(22)	45	(77)	34
(II)	(148)	594	(240)	120
(III)	--	--	(8)	6
	$(277)	$721	$(470)	$188

(1) Values are presented to reflect the impact to the respective categories.

Gross unrealized losses on fixed income securities in Category (II) decreased $5.26 billion since December 31, 2008.  This change was primarily the result of $3.42 billion of losses shifting into Category (III) and (IV) due to continued aging of losses in a continuous unrealized loss position of greater than or equal to 20% of amortized cost and the resetting of unrealized losses to the historical point of impairment for securities impacted by the adoption of FSP FAS 115-2.  The remainder of the reduction in Category (II) is a result of improved market conditions resulting in higher valuations, which either caused a shift to Category (I) or created an overall gross unrealized gain position and therefore eliminated the securities from the population altogether.

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that the unrealized loss is related to other factors and recognition of a credit loss write-down is not appropriate.  As of June 30, 2009, one security with an unrealized loss of $7 million met this criteria.

We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as “problem,” “restructured,” or “potential problem.”  Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan.  Fixed income and bank loan investments are categorized as restructured when the debtor is in financial difficulty and we grant a concession.  Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest according to the original terms, which causes us to believe these investments may be classified as problem or restructured in the future.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments.

($ in millions)	June 30, 2009
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$125	$100	80.0%	$79	63.2%	0.1%
Problem	1,204	288	23.9	235	19.5	0.3
Potential problem	2,883	2,044	70.9	945	32.8	1.2
Total net carrying value	$4,212	$2,432	57.7	$1,259	29.9	1.6
Cumulative write-downs recognized (2)		$1,555

	December 31, 2008
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$101	$86	85.2%	$76	75.3%	0.1%
Problem	1,027	228	22.2	186	18.1	0.3
Potential problem	1,896	707	37.3	517	27.3	0.7
Total net carrying value	$3,024	$1,021	33.8	$779	25.8	1.1
Cumulative write- downs recognized (2)		$1,673

(1)     The difference between par value and amortized cost of $1.78 billion at June 30, 2009 and $2.00 billion at December 31, 2008 is primarily attributable to write-downs.  Par value has been reduced by principal payments.

(2)     Cumulative write-downs recognized only reflects impairment write-downs related to investments within the problem, potential problem and restructured categories.

At June 30, 2009, amortized cost for the problem category was $288 million and was comprised of $106 million of corporates (primarily privately placed), $66 million of bank loans and $42 million of municipal bonds.  Also included were $25 million of other CDO, $39 million of Subprime, $9 million of other ABS and $1 million of Alt-A.  The increase of $60 million over December 31, 2008 is primarily attributable to the addition of bank loans, Subprime and municipal bond holdings.  The amortized cost of problem investments with a fair value less than 70% of amortized cost totaled $92 million, with unrealized losses of $52 million and fair value of $40 million.

At June 30, 2009, amortized cost for the potential problem category was $2.04 billion and was comprised of $790 million of Subprime, $412 million of Alt-A, $212 million of other CDO, $85 million of CMBS and $15 million of other ABS.  Also included were $370 million of corporates (primarily privately placed), $124 million of municipal bonds and $36 million of bank loans.  The increase of $1.34 billion over December 31, 2008 is primarily attributable to the additions of Subprime, corporates (primarily privately placed) and Alt-A.  The amortized cost of potential problem investments with a fair value less than 70% of amortized cost totaled $1.55 billion, with unrealized losses of $1.04 billion and fair value of $510 million.

We evaluated each of these investments through our portfolio monitoring process at June 30, 2009 and recorded write-downs reflecting the estimated credit loss when appropriate.  We further concluded that any remaining unrealized losses on these investments were due to factors other than credit loss and were temporary in nature.  For fixed income securities, we have not made the decision to sell and it is not more likely than not we will be required to sell before recovery of the amortized cost basis.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Net Investment Income  The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Fixed income securities	$993	$1,197	$2,035	$2,476
Equity securities	19	31	35	63
Mortgage loans	131	156	268	316
Limited partnership interests	4	30	7	90
Other	2	56	16	122
Investment income, before expense	1,149	1,470	2,361	3,067
Investment expense	(41)	(58)	(77)	(129)
Net investment income (1)	$1,108	$1,412	$2,284	$2,938

(1)         Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses.  EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.  The amount of EMA LP income included in net investment income was $18 million and $62 million in the three months and six months ended June 30, 2008, respectively.

Net investment income decreased 21.5% or $304 million in the second quarter of 2009 and decreased 22.3% or $654 million in the first six months of 2009 compared to the same periods of 2008.  The decline in both periods was primarily due to decreased average investment balances resulting mostly from reduced Allstate Financial contractholder obligations, lower investment yields particularly in short-term and variable rate securities as we carried elevated levels of shorter maturity securities and cash balances in anticipation of more stable market conditions.  Also contributing to the decline were lower income on limited partnership interests, decreased dividends on equity securities and lower funds associated with security lending.

During the first six months of 2009, our fixed income and mortgage loan portfolio continued to generate significant cash flows from maturities, principal and interest receipts totaling $5.37 billion which was consistent with amounts due.  These cash flows will be available to take advantage of market opportunities and manage liabilities.  Increased market stability drove a more positive market outlook and improved liquidity in the portfolios, which led us to deploy more than $5 billion of short-term investments and cash receipts into securities, primarily fixed income and equities, to generate income and capital appreciation.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Net Realized Capital Gains and Losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Impairment write-downs (1)	$(291)	$(250)	$(911)	$(665)
Change in intent write-downs (2)(3)	(26)	(1,015)	(131)	(1,058)
Net other-than-temporary impairment losses recognized in earnings	(317)	(1,265)	(1,042)	(1,723)
Sales (2)	263	(73)	681	30
Valuation of derivative instruments	367	40	470	(285)
Settlements of derivative instruments	52	83	40	108
EMA LP income (4)	(37)	--	(180)	--
Realized capital gains and losses, pre-tax	328	(1,215)	(31)	(1,870)
Income tax (expense) benefit (5)	(110)	427	(239)	657
Realized capital gains and losses, after-tax	$218	$(788)	$(270)	$(1,213)

(1)    Beginning April 1, 2009 for fixed income securities, impairment write-downs reflect the credit loss component of issue specific other-than-temporary declines in fair value where the amortized cost basis is not expected to be entirely recovered.  For periods prior to April 1, 2009 for fixed income securities and all periods for equity securities, impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.  Impairment write-downs on fixed income securities were $233 million in the first quarter of 2009.

(2)    To conform to the current period presentation, certain amounts in the prior period have been reclassified.

(3)    Beginning April 1, 2009 for fixed income securities, change in intent write-downs reflect instances where we have made a decision to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis.  For periods prior to April 1, 2009 for fixed income securities and all periods for equity securities, change in intent write-downs reflect instances where we could not assert a positive intent to hold until recovery.  Change in intent write-downs on fixed income securities were $82 million in the first quarter of 2009.

(4)    Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses.  EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

(5)   Income tax expense for the six months ended June 30, 2009 includes expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of FSP FAS 115-2 on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  For a further discussion of changes in this valuation allowance, see the Deferred Taxes section of the MD&A.

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Fixed income securities	$(192)	$(205)	$(425)	$(552)
Equity securities	(31)	(37)	(168)	(89)
Mortgage loans	(15)	--	(43)	--
Limited partnership interests	(46)	(7)	(243)	(20)
Other investments	(7)	(1)	(32)	(4)
Impairment write-downs	$(291)	$(250)	$(911)	$(665)

$149 million or 77.6% and $227 million or 53.4% of the fixed income security write-downs for the three months and six months ended June 30, 2009, respectively, related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  As of June 30, 2009, there have either been no defaults or defaults have only impacted classes lower than our position in the capital structure.  $41 million and $106 million of the fixed income security write-downs for the three months and six months ended June 30, 2009, respectively, related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.  $2 million and $69 million for the three months and six months ended June 30, 2009, respectively, related to securities for which future cash flows are very uncertain.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Equity securities were written down primarily due to the length of time and extent fair value was below cost, considering our assessment of the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends.  Hybrid corporate fixed income securities are assessed for other-than-temporary impairment as fixed income securities, when they are expected to perform like a fixed income security.  However, when credit-related reasons increase the risk of deferred payment, they may be assessed for other-than-temporary impairment in a manner similar to equity securities.  There were four hybrid corporate fixed income securities with a fair value of $12 million which were assessed and written down in the second quarter of 2009 for other-than-temporary impairment as equity securities.

Limited partnership impairment write-downs related primarily to cost LP which experienced significant declines in portfolio valuations and we could not assert the recovery period would be temporary.

Impairment write-downs on fixed income securities are presented in the following table.

($ in millions)	Three months ended June 30, 2009	Six months ended June 30, 2009
Performing in accordance with anticipated or contractual cash flows
Alt-A
No defaults in underlying collateral	$(12)	$(37)
Defaults lower in capital structure	--	(1)
	(12)	(38)
Subprime	(50)	(50)
CMBS	(44)	(46)
Other CDO	(1)	(18)
Synthetic CDO	(18)	(18)
Other	(2)	(2)
Corporate
Entertainment	--	(20)
Hybrids	(30)	(30)
Other	8	(5)
Subtotal	(22)	(55)
Subtotal performing in accordance with anticipated or actual cashflows (1)	(149)	(227)

Departure from anticipated or contractual cash flows
Future cash flows expected –
Subprime	--	(6)
Municipal Bonds	(31)	(31)
Other CDO	(9)	(64)
Corporate
Publishing	--	(3)
Telecommunications	--	(1)
Other	(1)	(1)
Subtotal expected future cash flows (2)	(41)	(106)
Future cash flows very uncertain -
Other CDO	--	(67)
Corporate
Financials	(2)	(2)
Subtotal very uncertain future cash flows	(2)	(69)

Investments disposed	--	(23)
Total fixed income securities (3)	$(192)	$(425)

(1)    Written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  As of June 30, 2009, for the securities with direct interest in the lender, there have been no defaults.  For securities supported by collateral, there have been no defaults or defaults have occurred in classes lower in the capital structure.

(2)  Experienced a significant departure from anticipated residual cash flows.  While these fixed income security write-downs were valued at a significant discount to cost, we believe these securities retain economic value.

(3)  Impairment write-downs on our illiquid portfolios were $134 million and $307 million for the three months and six months ended June 30, 2009.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Change in intent write-downs are presented in the following table

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Fixed income securities	$(20)	$(909)	$(102)	$(948)
Equity securities	(1)	(72)	(18)	(74)
Mortgage loans	--	(33)	(6)	(34)
Limited partnership interests	--	(1)	--	(1)
Other investments	(5)	--	(5)	(1)
Change in intent write-downs	$(26)	$(1,015)	$(131)	$(1,058)

Beginning April 1, 2009, change in intent write-downs for fixed income securities reflect instances where we have made the decision to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis.  For periods prior to April 1, 2009 for fixed income securities and all periods for equity securities, change in intent write-downs reflect instances where we could not assert a positive intent to hold until recovery.  Change in intent write-downs for mortgage loans and other investments reflect instances where the loans have been classified as held for sale.

The change in intent write-downs in the three months and six months ended June 30, 2009 were a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments.  At June 30, 2009, the fair value of fixed income securities for which we have made the decision to sell totaled $112 million and the fair value of equity securities for which we do not have the intent to hold until recovery totaled $5 million.

Sales generated $263 million and $681 million of net realized gains for the three months and six months ended June 30, 2009, respectively, and were primarily due to $188 million and $515 million of gains on sales of U.S. and foreign governmental securities for the three months and six months ended June 30, 2009, respectively.

Valuation and settlement of derivative instruments net realized capital gains totaling $510 million for the six months ended June 30, 2009 included $470 million of gains on the valuation of derivative instruments and $40 million of gains on the settlement of derivative instruments.  For the six months ended June 30, 2008, net realized capital losses on the valuation and settlement of derivative instruments totaled $177 million.

At June 30, 2009, our securities with embedded options totaled $1.39 billion and decreased in fair value from December 31, 2008 by $69 million, comprised of realized capital gains on valuation of $29 million, net sales activity of $121 million, and unrealized net capital gains reported in other comprehensive income (“OCI”) of $23 million for the host securities.  Net unrealized capital gains were further decreased by $21 million due to amortization and impairment write-downs on the host securities.  The change in fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI.  Total amortized cost exceeded total fair value by $88 million at June 30, 2009.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity unless the issuer of the note defaults.  Total par value exceeded fair value by $265 million at June 30, 2009.

Gains from the risk reduction programs, primarily our interest rate spike exposure program and portfolio duration management program, were related to an increase in interest rates.  Losses on the equity hedge program primarily occurred in the second quarter of 2009 and related to a decrease in volatility and increase in the equity index.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy.

($ in millions)
	Six months ended June 30,
	2009			2008	2009 Explanations
	Valuation	Settlements	Total	Total
Risk reduction

Interest rate swaps are used to offset the effects of changing interest rates on a portion of the Property-Liability fixed income portfolio that is reported in unrealized net capital gains or losses in OCI. The 2009 year-to-date (“YTD”) gains, resulting from increasing interest rates, are offset in net unrealized capital gains and losses in OCI to the extent it relates to changes in risk-free rates.

Property-Liability Portfolio duration management	$87	$69	$156	$(4)

Interest rate spike exposure	149	--	149	(8)

Interest rate swaption contracts, with terms of less than one year, and exchange traded options on treasury futures, with three month terms, provide an offset to declining fixed income market values resulting from potential rising interest rates. As of June 30, 2009, the notional of our over-the-counter (“OTC”) swaption positions totaled $17.00 billion and the notional of our exchange traded options totaled $2.96 billion. Exchange traded options on treasury futures are utilized to supplement the protection provided by swaption contracts without increasing the counterparty risk associated with OTC contracts. The 2009 YTD valuation gain primarily relates to gains on swaption contracts partially offset by losses on options on treasury futures. The gains on certain swaption contracts resulted from an increase in interest rates. The losses on options on treasury futures primarily resulted from a decrease in volatility. If interest rates do not increase above the strike rate, the maximum loss on swaptions and options on treasury futures is limited to the amount of the premium paid.

Hedging unrealized gains on equity securities	(47)	(31)	(78)	56

Short S&P futures were primarily used to offset declines from equity market valuation on our equity securities portfolio reported in unrealized net capital gains or losses in accumulated OCI. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. Settlement gains on futures that predominantly occurred in the first quarter of 2009 offset the decline in our unrealized gains on equity securities as equity markets declined during the same period. Exchange traded put options provide an offset to significant declines in equity market values below a targeted level. Options can expire, terminate early or the option can be exercised. If the price level of the equity index does not fall below the put’s strike price, the maximum loss on purchased puts is limited to the amount of the premium paid. The 2009 YTD valuation and settlement losses on options were primarily the result of a decrease in volatility and an increase in the price levels of the equity index and were partially offset in our unrealized capital gains and losses on equity portfolios in OCI to the extent it relates to changes in the equity index.

Foreign currency contracts	3	(9)	(6)	(11)

Credit risk reduction	(14)	(7)	(21)	10	Valuation loss is the result of tightening credit spreads on referenced credit entities.

Other	--	--	--	(30)

Allstate Financial
Duration gap management	237	40	277	(12)

Interest rate caps, floors and swaps are used by Allstate Financial to balance interest-rate sensitivities of its assets and liabilities. The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration. The contracts can be terminated and settled at anytime with a minimal additional cost. The maximum loss on caps and floors is limited to the amount of premiums paid. The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts. The 2009 YTD gains, resulting from increasing interest rates, are offset in unrealized capital gains and losses of our fixed income securities in OCI to the extent it relates to changes in risk-free rates.

Anticipatory hedging	(5)	(10)	(15)	23

Futures are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments unrealized loss in OCI. The 2009 YTD losses reflect increases in risk-free interest rates over the life of the net long position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	12	--	12	(3)

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, increased due to an increase in interest rates.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

	Six months ended June 30,
	2009			2008	2009 Explanations
	Valuation	Settlements	Total	Total

Hedging unrealized gains on equity indexed notes	--	--	--	2

Hedge ineffectiveness	3	--	3	(11)	The hedge ineffectiveness of $3 million includes $166 million in realized capital gains on swaps that were offset by $163 million in realized capital losses on the hedged risk.

Foreign currency contracts	--	--	--	(3)

Credit risk reduction	(2)	(12)	(14)	--	Valuation loss is the results of tightening credit spreads on referenced credit entities.

Total Risk reduction	423	40	463	9

Income generation
Asset replication - credit exposure

The 2009 YTD changes in valuation are due to tightening credit spreads on referenced credit entities, and would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs . As of June 30, 2009, we had $672 million of notional outstanding. For further discussion on CDS, see Note 6 of the condensed consolidated financial statements and the CDS section of the Investment section of MD&A.

Property-Liability	3	2	5	(10)
Allstate Financial	15	5	20	(16)

Total	18	7	25	(26)

Asset replication - equity exposure Property-Liability	--	(7)	(7)	--

Exchange traded equity index future contracts are used to replicate equity market returns. The 2009 YTD losses are primarily a result of losses incurred in the first quarter of 2009 when the related equity index decreased during the period.

Commodity derivatives - Property-Liability	--	--	--	--

Total Income generation	18	--	18	(26)

Accounting
Equity indexed notes - Allstate Financial	(11)	--	(11)	(105)

Equity-indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon sale or maturity. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $179 million at June 30, 2009. Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the June 30, 2009 and December 31, 2008 holdings, respectively.

					($ in millions)			Change
						June 30,	Change in	due to net sale	December 31,
						2009	fair value	activity	2008
					Par value	$ 665	$ --	$ (135)	$ 800
					Amortized cost of host contract	$ 446	$ 11	$ (51)	$ 486
					Fair value of equity-indexed call option	77	(11)	(44)	132
					Total amortized cost	$ 523	$ --	$ (95)	$ 618
					Total fair value	$ 486	$ (31)	$ (116)	$ 633
					Unrealized gain/(loss)	$ (37)	$ (31)	$ (21)	$ 15

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

	Six months ended June 30,
	2009			2008	2009 Explanations
	Valuation	Settlements	Total	Total
Conversion options in fixed income securities

Convertible bonds are fixed income securities that contain embedded options. Changes in valuation of the embedded option are reported in realized capital gains and losses. The results generally track the performance of underlying equities. Valuation gains and losses are converted into cash upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $86 million at June 30, 2009. Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the June 30, 2009 and December 31, 2008 holdings, respectively.

Property-Liability	27	--	27	(33)
Allstate Financial	13	--	13	(22)
Total	40	--	40	(55)

					($ in millions)
								Change
						June 30,	Change in	due to net sale	December 31,
						2009	fair value	activity	2008
					Par value	$ 990	$ --	$ (15)	$ 1,005
					Amortized cost of host contract	701	$ 10	$ 29	$ 662
					Fair value of conversion option	254	40	13	201
					Total amortized cost	$ 955	$ 50	$ 42	$ 863
					Total Fair value	$ 904	$ 83	$ (5)	$ 826
					Unrealized gain/(loss)	$ (51)	$ 33	$ (47)	$ (37)
Total Accounting	29	--	29	(160)

Total	$470	$40	$510 (1)	$(177)
Total Property-Liability	$208	$17	$225	$(30)
Total Allstate Financial	$262	$23	$285	$(147)

(1) Does not include $5 million of derivative gains related to the termination of fair value hedges and cash flow hedges which are included in sales and reported with the hedged risk.

Included in the table above are net realized capital gains on the valuation and settlement of derivative instruments related to our risk mitigation and return optimization programs totaling $196 million for the six months ended June 30, 2009.  These realized capital gains and losses are detailed in the following table.

($ in millions)	Six months ended June 30, 2009
	Valuation	Settlement	Total
Portfolio duration management	$87	$69	$156
Interest rate spike exposure	149	--	149
Hedging unrealized gains on equity securities	(47)	(56)	(103)
Credit risk hedging	4	(10)	(6)
Total	$193	$3	$196

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Fair Value of Assets and Liabilities

We have two types of situations where we have classified investments as Level 3 in the fair value hierarchy disclosures in Note 5.  The first is where quotes continue to be received from independent third-party valuation service providers, as all significant inputs are market observable, but there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate.  Among the indicators we consider in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the following:

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

Due to the reduced availability of actual market prices or relevant market observable inputs as a result of the decrease in liquidity that has been experienced in the market, all Subprime and Alt-A and certain ABS, certain ARS backed by student loans and certain CMBS are categorized as Level 3.  Transfers into and out of Level 3 during the six months ended June 30, 2009 are attributable to a change in the availability of market observable information for individual securities within the respective categories.  This included situations where a fair value quote is not provided by our independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote resulting in the security being classified as Level 3.  A quote utilizing the new pricing source is not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities are not ascertainable and are not significant.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

The following table presents fair value as a percent of par value and amortized cost for Level 3 investments at June 30, 2009.

($ in millions)	Fair value	Fair value as a percent of par value	Fair value as a percent of amortized cost
Fixed income securities:
Municipal	$2,513	87.0%	88.2%
Corporate	9,837	90.2	96.3
RMBS	2,377	46.8	52.4
CMBS	944	36.2	38.7
ABS	1,728	50.8	60.4
Redeemable preferred stock	2	100.0	100.0
Equity securities	70	N/A	93.3
Other investments:
Free-standing derivatives	296	N/A	100.0
Subtotal recurring Level 3 investments	17,767	71.4	76.3
Non-recurring basis	273	N/A	100.0
Total Level 3 investments	$18,040	72.5	76.6

Non-recurring investments include certain mortgage loans, limited partnership interests and other investments remeasured at fair value due to our change in intent write-downs and other-than-temporary impairments at June 30, 2009.

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

Our critical accounting estimate for the impairment of fixed income and equity securities follows.  For a description of critical accounting estimates not discussed below, see the Application of Critical Accounting Estimates section of the MD&A found under Part II. Item 7. of The Allstate Corporation Annual Report on Form 10-K for 2008.

Impairment of Fixed Income and Equity Securities  For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of deferred income taxes, is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when the decline in fair value is deemed other than temporary.  We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, we assess whether management with the appropriate authority has made a decision to sell or whether it is more likely than not we will be required to sell for reasons such as liquidity, contractual or regulatory purposes before recovery of the amortized cost basis.  If a security meets either of these criteria, the security’s decline in fair value is deemed other than temporary and is recorded in earnings.

If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.  We use our best estimate of future cash flows expected to be collected from the fixed income security discounted at the security’s effective

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

rate prior to impairment to calculate a recovery value and determine whether a credit loss exists.  The determination of cash flow estimates is inherently subjective and methodologies may vary depending on circumstances specific to the security.  All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected.  That information generally includes, but may not be limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition of the issuer(s), expected defaults, expected recoveries, the value of the underlying collateral and current subordination levels, vintage, geographic concentration, available reserves or escrows, third party guarantees and other credit enhancements.  Additionally, other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the collectability of the security may also be considered.  The estimated fair value of collateral may be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for recovery.  If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings.  If we determine that the fixed income security does not have sufficient cash flow or other information to determine a recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and is recorded in earnings.   The unrealized loss deemed to be related to factors other than credit remains classified in other comprehensive income.

There are a number of assumptions and estimates inherent in evaluating impairments of equity securities and determining if they are other than temporary, including: 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the length of time and extent to which the fair value has been less than cost; 3) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, geographic location and implications of rating agency actions and offering prices; and 4) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that an impairment is other than temporary, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances obtained that result in an intent to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value.  Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized.  The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholders’ equity, since the majority of our portfolio is designated as available-for-sale and carried at fair value and as a result, any related net unrealized loss would already be reflected as a component of accumulated other comprehensive income in shareholders’ equity.

The determination of the amount of impairment is an inherently subjective process based on periodic evaluation of the factors described above.  Such evaluations and assessments are revised as conditions change and new information becomes available.  We update our evaluations regularly and reflect changes in other-than-temporary impairments in results of operations as such evaluations are revised.  The use of different methodologies and assumptions in the determination of the amount of impairments may have a material effect on the amounts presented within the consolidated financial statements.

Fixed income securities subject to other-than-temporary impairment write-downs continue to earn investment income when future expected payments are both reasonably estimable and probable, and any discount or premium is recognized using the effective yield method over the expected life of the security; otherwise income recognition is discontinued.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

DEFERRED TAXES

We evaluate whether a valuation allowance for our deferred tax assets is required each reporting period.  A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  In determining whether a valuation allowance is needed, all available evidence is considered.  This includes the potential for capital and ordinary loss carryback, future reversals of existing taxable temporary differences, tax planning strategies that we may employ to avoid a tax benefit from expiring unused and future taxable income exclusive of reversing temporary differences.

With respect to our evaluation of the need for a valuation allowance related to the deferred tax asset on capital losses that have been realized but have not yet been recognized for tax purposes, we utilize prudent and feasible tax planning strategies that optimize the ability to carry back capital losses as well as the ability to offset future capital losses with unrealized capital gains that could be recognized for tax purposes.  We have remaining capital loss carryback capacity of $1.53 billion from 2007.

With respect to our evaluation of the need for a valuation allowance related to the deferred tax asset on unrealized capital losses on fixed income and equity securities, our tax planning strategies first consider the availability of unrealized capital gains to offset future capital losses and then we rely on our assertion that we have the intent and ability to hold the securities with unrealized losses to recovery.  As a result, the unrealized losses on these securities would not be expected to materialize and no valuation allowance on the associated deferred tax asset is needed.

The total deferred tax valuation allowance was $6 million at June 30, 2009 compared to $379 million at March 31, 2009 and $49 million at December 31, 2008.  The following table shows how changes in the valuation allowance were recorded in the condensed consolidated financial statements in the first six months of 2009.

($ in millions)		Adjustments recorded in the three months ended March 31, 2009		Adjustments recorded in the three months ended June 30, 2009
				Impact of adoption of FSP FAS 115-2 as of April 1, 2009
	Balance as of December 31, 2008	Decrease to income	Decrease (increase) to other comprehensive income	Increase in retained income	Increase in other comprehensive income	Increase to income	Increase to other comprehensive income	Balance as of June 30, 2009
Property-Liability	$38	$112	$79	$(111)	$(32)	$(4)	$(78)	$4

Allstate Financial	11	142	(3)	(142)	--	(5)	(1)	2
Total	$49	$254	$76	$(253)	$(32)	$(9)	$(79)	$6

Income tax expense for the six months ended June 30, 2009 includes expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  Of the $254 million, $142 million was attributable to Allstate Financial and was primarily related to other-than-temporary impairment write-downs that were not deductible for tax purposes as of March 31, 2009.  $112 million was attributable to Property-Liability and was primarily related to unrealized losses on equity securities as of December 31, 2008 for which we were unable to demonstrate a tax planning offset with future capital gains as of March 31, 2009.  This valuation allowance was released in connection with the adoption of FSP FAS 115-2 on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  The release of the valuation allowance is related to the reclassification of previously recorded other-than-temporary impairment write-downs from retained income to unrealized capital losses.

Other comprehensive income in the three months ended March 31, 2009 was reduced for a net increase in the valuation allowance totaling $76 million, of which $79 million was attributable to Property-Liability and related to an increase in unrealized capital losses on equity securities.  This valuation allowance was released in the three months ended June 30, 2009 as an increase in other comprehensive income as a result of a reduction in unrealized capital losses.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•      Shareholders’ equity as of June 30, 2009 was $15.07 billion, an increase of 19.2% from $12.64 billion as of December 31, 2008.

•      Deployable invested assets at the parent holding company level totaled $3.38 billion at June 30, 2009 compared to $3.64 billion at December 31, 2008.

•      As of June 30, 2009, AIC statutory surplus is approximately $13.8 billion compared to $13.0 billion at December 31, 2008.  These amounts include ALIC’s statutory surplus of approximately $3.4 billion at June 30, 2009, compared to $3.2 billion at December 31, 2008.

•      At June 30, 2009, we held 27.1% of our total consolidated cash and investment portfolio, or $26.34 billion, in cash and other liquid investments that are saleable within one quarter without significant additional net realized capital losses.

•      In March 2009, the Corporation and AIC completed a previously approved capital contribution of $250 million of cash to ALIC.

•      In 2009, we revised our quarterly shareholder dividend to $0.20 from $0.41.

•      On May 11, 2009, we issued $300 million of 6.20% Senior Notes due 2014 and $700 million of 7.45% Senior Notes due 2019, utilizing the registration statement filed with the Securities and Exchange Commission (“SEC”) on May 8, 2009.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	June 30, 2009	December 31, 2008
Common stock, retained income and other shareholders’ equity items	$18,240	$17,442
Accumulated other comprehensive income	(3,172)	(4,801)
Total shareholders’ equity	15,068	12,641
Debt	6,658	5,659
Total capital resources	$21,726	$18,300

Ratio of debt to shareholders’ equity	44.2%	44.8%
Ratio of debt to capital resources	30.6%	30.9%

Shareholders’ equity increased in the first six months of 2009, due to decreases in unrealized net capital losses on investments and net income, partially offset by dividends paid to shareholders.

We suspended our $2.00 billion share repurchase program in October, 2008 and did not complete it by the target date of March 31, 2009.

In 2009, we revised our quarterly shareholder dividend to $0.20 from $0.41.

On May 11, 2009, we issued $300 million of 6.20% Senior Notes due 2014 and $700 million of 7.45% Senior Notes due 2019, utilizing the registration statement filed with the SEC on May 8, 2009.  The proceeds of this issuance are being used for general corporate purposes, as well as to facilitate the repayment of the $750 million of 7.20% Senior Notes scheduled to mature on December 1, 2009.  In addition, except for the $40 million in long-term debt related to the synthetic leases scheduled to mature through 2011, we do not have any required principal payments until 2012 when the $350 million of 6.125% Senior Notes is due.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.

On February 2, 2009, A.M. Best affirmed The Allstate Corporation’s debt rating of a- as well as the A+ financial strength ratings of AIC and ALIC.  A.M. Best also affirmed the commercial paper rating of AMB-1.  The outlook for all ratings remained stable. On January 29, 2009, S&P downgraded the rating for The Allstate

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

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

We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings.  The ratings of these groups are influenced by the risks that relate specifically to each group.  On July 7, 2009, A.M. Best downgraded the financial strength ratings for the Castle Key Group (which underwrites personal lines property insurance in Florida) to B- from B+.  The outlook for the ratings of Castle Key Insurance Company and its subsidiaries remain negative.

ALIC, AIC and the Corporation are party to the Liquidity Agreement which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  ALIC and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  AIC also has a capital support agreement with ALIC.  Under the capital support agreement, AIC is committed to provide capital to ALIC to maintain an adequate capital level.  The maximum amount of potential funding under each of these agreements is $1.00 billion.  On June 16, 2009, the Corporation advanced $750 million to AIC under the Liquidity Agreement to facilitate investing activity.  This amount is scheduled to be repaid by December 1, 2009 to provide funds for the Corporation to repay the $750 million of 7.20% Senior Notes maturing on December 1, 2009.  This amount is excluded from deployable assets.

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

Allstate’s domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.  As of June 30, 2009, AIC’s statutory surplus is approximately $13.8 billion compared to $13.0 billion at December 31, 2008.  These amounts include ALIC’s statutory surplus of approximately $3.4 billion at June 30, 2009, compared to $3.2 billion at December 31, 2008.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Liquidity Sources and Uses

We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  We continue to take proactive measures to maintain or enhance our economic and liquidity position pending a return to normal capital market conditions.

•      Managing our gross exposure to our largest exposures: interest rate, equity, and catastrophes through active management of our investment and product portfolios as well as further mitigation through hedging and reinsurance.

•      Suspension of share repurchase program.

•      Revision of the quarterly shareholder dividend to $0.20 from $0.41.

We believe that these actions will provide us with a greater level of flexibility necessary to operate in the current market environment.  If market conditions warrant, we may take additional actions to enhance our liquidity position including:

•      Continued retention of portfolio cash flows including approximately $10.78 billion of expected inflows from upcoming maturities, calls and prepayments on fixed income securities, mortgage loans and bank loans, and interest receipts on investments over the next twelve months.  Expected interest receipts include amounts related to floating rate investments for which the interest rate fluctuates in accordance with market interest rates.  Our expectation is based on market interest rates as of June 30, 2009.  Further, these expected portfolio cash flows are based on investments as of June 30, 2009 and were determined without regard to increases in the portfolio for reasons such as the reinvestment of portfolio cash flows or decreases due to reductions in outstanding contractholder funds obligations.

•      The sale of fixed income securities (government, municipal and investment grade corporate bonds) with unrealized capital gains at June 30, 2009.

With a focus on preserving capital, we consider investments which are convertible to cash without generating significant additional net realized capital losses as liquidity sources.  The following table presents cash and short-term positions convertible to cash, and certain other liquid investments meeting these criteria.

($ in millions)	As of June 30, 2009
	Property- Liability	Allstate Financial	Corporate and Other	Consolidated
Cash and short-term positions convertible to cash available same day/next day	$800	$1,246	$1,685	$3,731
Other highly liquid investments (1)	4,907	3,284	292	8,483
Other liquid investments (2)	7,521	5,639	967	14,127
Total liquid (3)	$13,228	$10,169	$2,944	$26,341

Percent of total consolidated cash and investments				27.1%

(1) Other highly liquid investments are defined as assets that are generally saleable within one week, and primarily include equity securities of $2.22 billion, U.S. government and agencies bonds of $1.70 billion, municipal bonds of $1.08 billion, corporate bonds of $944 million, agency pass through securities of $923 million, sovereign governments of $919 million and short-term investments of $407 million.  The amounts shown in the table above represent the amount of our holdings in these assets, excluding any holdings with restrictions.

(2) Other liquid investments are defined as assets that are saleable within one quarter, and primarily include municipal bonds of $5.81 billion, corporate bonds of $2.82 billion, agency pass through securities of $1.38 billion, short-term investments of $1.22 billion, sovereign governments of $919 million and U.S. government and agencies bonds of $582 million.  The amounts shown in the table above represent the amount that we believe could be sold during the third quarter of 2009, excluding any holdings with restrictions.

(3) From period to period, we may revise our definition of what is saleable within a quarter which may result in a variation from period to period.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

The above analysis identifies our access to internal sources of liquidity.  We believe we have sufficient liquidity to address current planned needs from investments other than fixed income securities in an unrealized loss position for which we have asserted that we do not have the intent to sell the security and it is not more likely than not we will be required to sell the security before recovery of its amortized cost basis, and equity securities for which we have asserted the intent to hold until recovery, combined with targeted sales of certain Allstate Financial products.  Additionally, we have existing intercompany agreements in place that facilitate liquidity management at an enterprise level and enhance flexibility across the Company.

Parent Company Capital Capacity  At the parent holding company level, we have deployable cash and investments totaling $3.38 billion as of June 30, 2009, which excludes $750 million advanced to AIC under the Liquidity Agreement.  These assets include highly liquid securities that are generally saleable within one week totaling $1.98 billion, additional liquid investments that are saleable within one quarter totaling $967 million, and $436 million of investments that would require more than one quarter to sell.  This provides funds for the parent company’s relatively low fixed charges, estimated at $680 million for the next twelve months.

In March 2009, the Corporation and AIC completed a previously approved capital contribution of $250 million of cash to ALIC.  This capital contribution was funded by a dividend of $250 million paid to the Corporation in cash by Kennett Capital Holdings, LLC, a wholly owned subsidiary of the Corporation.

The Corporation has access to additional borrowing to support liquidity as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2009, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at June 30, 2009 was 23.0%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the second quarter and first six months of 2009.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on May 8, 2009.  We can use our current shelf registration to issue an unspecified amount of debt securities, common stock (including 364 million shares of treasury stock as of June 30, 2009), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Liquidity Exposure  Contractholder funds as of June 30, 2009 were $54.00 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions at June 30, 2009.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$9,213	17.1%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	24,408	45.2
Market value adjustments (2)	9,669	17.9
Subject to discretionary withdrawal without adjustments	10,709	19.8
Total contractholder funds (3)	$53,999	100.0

(1)	Includes $11.1 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)

$8.15 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)	Includes $1.55 billion of contractholder funds on variable annuities reinsured to Prudential effective June 1, 2006.

While we are able to quantify remaining scheduled maturities for our institutional products of $200 million in 2009, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 16.8% and 12.6% in the second quarter and first six months of 2009 compared to the same periods of 2008.  The annualized surrender and partial withdrawal rate on deferred annuities, interest-sensitive life insurance and Allstate Bank products, based on the beginning of year contractholder funds, was 11.2% and 11.5% for the first six months of 2009 and 2008, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements backing medium-term notes.  As of June 30, 2009, total institutional products outstanding were $4.55 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of June 30, 2009.

($ in millions)

2009	$200
2010	1,715
2011	760
2012	40
2013	1,750
2016	85
$4,550

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

The following table summarizes consolidated cash flow activities by business segment for the first six months ended June 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2009	2008	2009	2008	2009	2008	2009	2008
Net cash provided by (used in):
Operating activities	$1,059	$1,179	$1,386	$1,059	$37	$61	$2,482	$2,299
Investing activities	(1,612)	861	3,680	(741)	314	(501)	2,382	(381)
Financing activities	740	2	(5,004)	(298)	(348)	(1,296)	(4,612)	(1,592)
Net increase in consolidated cash							$252	$326

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Lower cash provided by operating activities for Property-Liability in the first six months of 2009 compared to the first six months of 2008 was primarily due to higher claim payments.

Cash used in investing activities in the first six months of 2009 compared to cash provided by investing activities in the first six months of 2008 was primarily due to lower sales of fixed income and equity securities and increases in fixed income securities purchases partially offset by net change in short-term investments.

Allstate Financial  Higher operating cash flows for Allstate Financial in the first six months of 2009 compared to the first six months of 2008 were primarily related to higher income tax refunds, decreased contract benefits paid and increased premiums received, partially offset by lower net investment income.  The increase in income tax refunds received in the first six months of 2009 was related to our actions to accelerate refunds from the overpayment of 2008 estimated taxes as well as the carryback of 2008 ordinary losses to prior tax years.

Cash flows provided by investing activities in the first six months of 2009 compared to cash flows used in investing activities in the first six months of 2008 were primarily due to reductions of short-term investments to fund reductions in contractholder funds.

Higher cash flows used in financing activities in the first six months of 2009 compared to the first six months of 2008 were primarily due to the absence of issuances of institutional products in the first six months of 2009 compared to $4.16 billion in the first six months of 2008.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 11 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

Proposed regulatory reforms, and the more stringent application of existing regulations, may make it more expensive for us to conduct our business.

The federal government has released a set of proposed regulatory reforms with respect to financial services entities. As part of a larger effort to strengthen the regulation of the financial services market, the proposal outlines certain reforms applicable to the insurance industry, including the establishment of an Office of National Insurance within the Treasury Department and the modernization of insurance regulation in accordance with principles regarding risk, capital, consumer protection, national regulatory uniformity, improved and broadened regulatory scope, and coordination among international regulatory authorities. The proposal would also increase the regulation of large insurance conglomerates whose failure could pose a systemic risk to the financial system.

We are a diversified savings and loan holding company for Allstate Bank, a federal stock savings bank and a member of the Federal Deposit Insurance Corporation (“FDIC”). The principal supervisory authority for the diversified savings and loan holding company activities and the bank is the Office of Thrift Supervision (“OTS”).  The Company is subject to OTS regulation, examination, supervision and reporting requirements.  In addition, the OTS has enforcement authority over the Company and its subsidiaries.  Among other things, this permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness and stability of the Allstate Bank.

Any additional legislation or regulatory requirements imposed upon us in connection with the federal government proposed regulatory reforms, and any more stringent enforcement of existing regulations by federal authorities, may make it more expensive for us to conduct our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2009 - April 30, 2009	--	$--	--	$928 million
May 1, 2009 - May 31, 2009	--	$--	--	$928 million
June 1, 2009 - June 30, 2009	10,144	$26.1043	--	$928 million
Total	10,144	$26.1043	--

(1)

In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

April:      none

May:       none

June:     10,144

(2)	Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

none

Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 2009, Allstate held its annual meeting of stockholders.  Ten board nominees for director were elected for terms expiring at the 2010 annual meeting of stockholders.  In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as Allstate’s independent registered public accountant for 2009, and approved the material terms of the Annual Executive Incentive Plan and the 2009 Equity Incentive Plan.  There were three stockholder proposals presented and voted on at the meeting.  The proposal seeking the right to call special shareowner meetings received the vote of a majority of the shares represented and entitled to vote at the meeting.  The proposal seeking an advisory resolution to ratify the compensation of the named executive officers did not receive the vote of a majority of the shares represented and entitled to vote at the meeting.  The proposal seeking a report on political contributions and payments to trade associations and other tax exempt organizations did not receive the vote of a majority of the shares represented and entitled to vote at the meeting.

Election of Directors.

Nominee	Votes for	Votes against	Votes abstained
F. Duane Ackerman	449,502,708	12,110,415	2,100,956
Robert D. Beyer	436,032,737	25,597,503	2,083,839
W. James Farrell	439,033,908	22,605,506	2,074,664
Jack M. Greenberg	429,641,452	31,823,731	2,248,886
Ronald T. LeMay	449,101,092	12,479,693	2,133,294
H. John Riley, Jr.	445,432,978	16,083,069	2,198,032
Joshua I. Smith	441,653,382	19,680,317	2,380,380
Judith A. Sprieser	425,786,319	35,752,342	2,175,418
Mary Alice Taylor	449,157,911	12,391,490	2,164,677
Thomas J. Wilson	444,040,718	17,660,632	2,012,729

Ratification of Appointment of Deloitte & Touche LLP as Allstate’s Independent Registered Public Accountant for 2009.

Votes for	Votes against	Votes abstained
455,238,514	7,205,212	1,270,352

Approval of the material terms of the Annual Executive Incentive Plan

Votes for	Votes against	Votes abstained
433,702,896	25,905,930	4,105,052

Approval of the 2009 Equity Incentive Plan.

Votes for	Votes against	Votes abstained	Broker non-votes
338,199,240	59,296,427	2,471,960	63,746,452

Stockholder proposal on Special Shareowner Meetings.

Votes for	Votes against	Votes abstained	Broker non-votes
230,830,509	166,561,446	2,575,581	63,746,453

Stockholder proposal on an Advisory Resolution to Ratify the Compensation of the Named Executive Officers.

Votes for	Votes against	Votes abstained	Broker non-votes
184,702,143	212,550,558	2,712,236	63,749,142

Stockholder proposal on Political Contributions and Payments to Trade Associations and Other Tax Exempt Organizations.

Votes for	Votes against	Votes abstained	Broker non-votes
110,512,014	243,128,868	46,326,654	63,746,543

Item 6.    Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 5, 2009	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.1	The Allstate Corporation Annual Executive Incentive Plan, incorporated herein by reference to Appendix B of The Allstate Corporation’s Proxy Statement filed April 1, 2009. (File No. 1-11840).

10.2	The Allstate Corporation 2009 Equity Incentive Plan, incorporated herein by reference to Appendix C of The Allstate Corporation’s Proxy Statement filed April 1, 2009. (File No. 1-11840).

10.3

Form of Option Award Agreement for awards granted on or after May 19, 2009 under The Allstate Corporation 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K/A filed May 20, 2009.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 5, 2009, concerning unaudited interim financial information.

31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1