Form 10-Q/A
period 2009-06-30
ALLSTATE CORP
filed 2009-08-27
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes X                      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
X	____	____	_____

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                          No    X

As of July 31, 2009, the registrant had 536,387,353 common shares, $.01 par value, outstanding.

Explanatory Note

Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2009 is filed solely to provide Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data filed on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.   Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 27, 2009	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.1*	The Allstate Corporation Annual Executive Incentive Plan, incorporated herein by reference to Appendix B of The Allstate Corporation’s Proxy Statement filed April 1, 2009. (File No. 1-11840).

10.2*	The Allstate Corporation 2009 Equity Incentive Plan, incorporated herein by reference to Appendix C of The Allstate Corporation’s Proxy Statement filed April 1, 2009. (File No. 1-11840).

10.3*

Form of Option Award Agreement for awards granted on or after May 19, 2009 under The Allstate Corporation 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K/A filed May 20, 2009.

15*	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 5, 2009, concerning unaudited interim financial information.

31 (i)*	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)*	Rule 13a-14(a) Certification of Principal Financial Officer

32*	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed

E-1