Form 10-Q
period 2009-09-30
ALLSTATE CORP
filed 2009-11-04
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-11840

THE ALLSTATE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State of Incorporation)	(I.R.S. Employer Identification No.)

2775 Sanders Road, Northbrook, Illinois  60062

(Address of principal executive offices)	(Zip Code)

(847) 402-5000

(Registrant’s telephone number, including area code)

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

As of October 30, 2009, the registrant had 536,478,617 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums earned	$6,535	$6,785	$19,677	$20,299
Life and annuity premiums and contract charges	482	468	1,460	1,391
Net investment income	1,084	1,355	3,368	4,293
Realized capital gains and losses:
Total other-than-temporary impairment losses	(539)	(1,119)	(1,735)	(2,842)
Portion of loss recognized in other comprehensive income	147	--	301	--
Net other-than-temporary impairment losses recognized in earnings	(392)	(1,119)	(1,434)	(2,842)
Sales and other realized capital gains and losses	(127)	(169)	884	(316)
Total realized capital gains and losses	(519)	(1,288)	(550)	(3,158)
	7,582	7,320	23,955	22,825

Costs and expenses
Property-liability insurance claims and claims expense	4,573	5,971	14,295	15,423
Life and annuity contract benefits	382	418	1,176	1,210
Interest credited to contractholder funds	496	586	1,636	1,773
Amortization of deferred policy acquisition costs	1,023	980	3,649	3,014
Operating costs and expenses	744	814	2,247	2,334
Restructuring and related charges	35	10	112	4
Interest expense	106	88	291	264
	7,359	8,867	23,406	24,022
Gain (loss) on disposition of operations	2	3	6	(6)

Income (loss) from operations before income tax expense (benefit)	225	(1,544)	555	(1,203)

Income tax expense (benefit)	4	(621)	219	(653)

Net income (loss)	$221	$(923)	$336	$(550)

Earnings per share:

Net income (loss) per share - Basic	$0.41	$(1.70)	$0.62	$(1.00)

Weighted average shares - Basic	539.9	542.4	539.5	551.6

Net income (loss) per share - Diluted	$0.41	$(1.70)	$0.62	$(1.00)

Weighted average shares - Diluted	541.5	542.4	540.5	551.6

Cash dividends declared per share	$0.20	$0.41	$0.60	$1.23

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30,	December 31,
2009	2008
Assets	(unaudited)
Investments:
Fixed income securities, at fair value (amortized cost $81,367 and $77,104)	$78,561	$68,608
Equity securities, at fair value (cost $4,274 and $3,137)	4,603	2,805
Mortgage loans	8,853	10,229
Limited partnership interests	2,770	2,791
Short-term, at fair value (amortized cost $3,470 and $8,903)	3,470	8,906
Other	2,369	2,659
Total investments	100,626	95,998
Cash	727	415
Premium installment receivables, net	4,970	4,842
Deferred policy acquisition costs	6,916	8,542
Reinsurance recoverables, net	6,460	6,403
Accrued investment income	901	884
Deferred income taxes	1,520	3,794
Property and equipment, net	1,013	1,059
Goodwill	874	874
Other assets	2,471	3,748
Separate Accounts	9,026	8,239
Total assets	$135,504	$134,798
Liabilities
Reserve for property-liability insurance claims and claims expense	$19,176	$19,456
Reserve for life-contingent contract benefits	12,849	12,881
Contractholder funds	53,336	58,413
Unearned premiums	10,069	10,024
Claim payments outstanding	772	790
Other liabilities and accrued expenses	6,081	6,663
Long-term debt	6,661	5,659
Separate Accounts	9,026	8,239
Total liabilities	117,970	122,125

Commitments and Contingent Liabilities (Note 10)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	--	--
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 536 million and 536 million shares outstanding	9	9
Additional capital paid-in	3,160	3,130
Retained income	31,083	30,207
Deferred ESOP expense	(47)	(49)
Treasury stock, at cost (364 million and 364 million shares)	(15,832)	(15,855)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(411)	-	-
Other unrealized net capital gains and losses	(1,218)	(5,767)
Unrealized adjustment to DAC, DSI and insurance reserves	1,741	2,029
Total unrealized net capital gains and losses	112	(3,738)
Unrealized foreign currency translation adjustments	42	5
Unrecognized pension and other postretirement benefit cost	(1,022)	(1,068)
Total accumulated other comprehensive loss	(868)	(4,801)
Total shareholders’ equity	17,505	12,641
Noncontrolling interest	29	32
Total equity	17,534	12,673
Total liabilities and equity	$135,504	$134,798

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine Months Ended September 30,
	2009	2008
	(unaudited)
Cash flows from operating activities
Net income (loss)	$336	$(550)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(87)	(267)
Realized capital gains and losses	550	3,158
(Gain) loss on disposition of operations	(6)	6
Interest credited to contractholder funds	1,636	1,773
Changes in:
Policy benefits and other insurance reserves	(460)	1,158
Unearned premiums	6	21
Deferred policy acquisition costs	471	(456)
Premium installment receivables, net	(108)	(156)
Reinsurance recoverables, net	(101)	(319)
Income taxes	1,175	(1,176)
Other operating assets and liabilities	103	364
Net cash provided by operating activities	3,515	3,556
Cash flows from investing activities
Proceeds from sales:
Fixed income securities	16,098	19,289
Equity securities	4,636	8,008
Limited partnership interests	293	270
Mortgage loans	140	228
Other investments	429	167
Investment collections:
Fixed income securities	3,947	3,158
Mortgage loans	1,093	605
Other investments	99	79
Investment purchases:
Fixed income securities	(22,694)	(12,360)
Equity securities	(5,991)	(8,420)
Limited partnership interests	(674)	(810)
Mortgage loans	(23)	(501)
Other investments	(54)	(122)
Change in short-term investments, net	5,437	(6,780)
Change in other investments, net	(144)	(420)
Disposition (acquisition) of operations	12	(120)
Purchases of property and equipment, net	(143)	(153)
Net cash provided by investing activities	2,461	2,118
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,003	19
Repayment of long-term debt	(1)	--
Contractholder fund deposits	3,252	8,698
Contractholder fund withdrawals	(9,485)	(12,497)
Dividends paid	(434)	(668)
Treasury stock purchases	(3)	(1,318)
Shares reissued under equity incentive plans, net	2	31
Excess tax benefits on share-based payment arrangements	(6)	3
Other	8	(9)
Net cash used in financing activities	(5,664)	(5,741)
Net increase (decrease) in cash	312	(67)
Cash at beginning of period	415	422
Cash at end of period	$727	$355

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

The condensed consolidated financial statements and notes as of September 30, 2009, and for the three-month and nine-month periods ended September 30, 2009 and 2008 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Subsequent events were evaluated through November 4, 2009, the date the consolidated financial statements were issued.

Adopted accounting standards

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new accounting guidance for the recognition of other-than-temporary impairments (“OTTI”) of debt securities.  If the fair value of a debt security is less than its amortized cost basis at the reporting date, an entity shall assess whether the impairment is an OTTI.  When an entity intends to sell an impaired security or more likely than not will be required to sell an impaired security before recovery of its amortized cost basis, an OTTI is recognized in earnings.  If the entity does not expect to recover the entire amortized cost basis of an impaired debt security, even if it does not intend to sell the security and it is not more likely than not that it would be required to sell the security before recovery of its amortized cost basis, the entity must consider, based upon an estimate of the present value of cash flows expected to be collected on the debt security as compared to its amortized cost basis, whether a credit loss exists.  The portion of the total OTTI related to a credit loss shall be recognized in earnings while the portion of the total OTTI related to factors other than credit shall be recognized in other comprehensive income (“OCI”).  The statement of operations is required to present the total OTTI with an offset for the amount of the total OTTI that is recognized in OCI.  The statement disclosing accumulated other comprehensive income (“AOCI”) is required to separately present amounts recognized for debt securities for which a portion of an OTTI has been recognized in earnings.

The new guidance expands disclosure requirements for both debt and equity securities and requires a more detailed, risk-oriented breakdown of security types and related information, and requires that the annual disclosures be made for interim periods.  In addition, new disclosures are required about significant inputs used in determining credit losses as well as a rollforward of credit losses each period.  The disclosures are not required for earlier periods presented for comparative purposes.  The new guidance applies to existing and new investments held as of the beginning of the interim period of adoption.

The Company adopted the provisions of the new guidance as of April 1, 2009.  The adoption resulted in the reclassification of $1.15 billion of previously recorded OTTI write-downs from retained income to unrealized capital losses.  The cumulative effect of adoption, net of related deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and tax adjustments, was an increase in retained income of $863 million and a decrease in unrealized net capital gains and losses of $578 million, with a net benefit to equity of $285 million.  The benefit to equity resulted from a decrease in a deferred tax asset valuation allowance.  The adoption did not have an impact on the Company’s Condensed Consolidated Statement of Operations.  The effect of the adoption on net income and related per share amounts for interim periods after adoption is not determinable.  The accounting standard incorporates management’s intent as a critical component to the determination of the amount recorded and this assessment process was changed as of April 1, 2009 to an intent to sell model from an intent to hold model.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued new accounting guidance relating to fair value measurement to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity, transaction or quoted prices may not be determinative of fair value and further analysis of transaction or quoted prices may be necessary.  A significant adjustment to transaction or quoted prices may be necessary to estimate fair value under the current market conditions.  Determination of whether a transaction is orderly is based on the weight of relevant evidence.

The disclosure requirements are expanded to include the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs during the quarterly reporting period.  Disclosures of assets and liabilities measured at fair value are to be presented by major security type.  Disclosures are not required for earlier periods presented for comparative purposes.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with the total effect of the change in valuation technique and related inputs, if practicable, by major category.  The Company adopted the provisions of the new guidance as of April 1, 2009.  The adoption had no effect on the Company’s results of operations or financial position.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new accounting guidance to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The disclosures are not required for earlier periods presented for comparative purposes.  The Company adopted the provisions of the new guidance as of June 30, 2009.  The new guidance affects disclosures only and therefore the adoption had no impact on the Company’s results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new accounting guidance which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary’s equity that is attributable to owners of the subsidiary other than its parent or parent’s affiliates.  Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such, net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the consolidated statements of operations, if material.  All changes in a parent’s ownership interest in a subsidiary when control of the subsidiary is retained should be accounted for as equity transactions.  In contrast, when control over a subsidiary is relinquished and the subsidiary is deconsolidated, a parent is required to recognize a gain or loss in net income as well as provide certain associated expanded disclosures.  The new guidance requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented.  The adoption of the new guidance in first quarter 2009 resulted in $32 million of noncontrolling interest being reclassified from total liabilities to total equity on the December 31, 2008 Condensed Consolidated Statement of Financial Position presented.  The adoption did not have a material effect on the Company’s results of operations.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new accounting guidance, which amends and expands the disclosure requirements for derivatives.  The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity’s financial position, results of operations, and cash flows.  The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-risk-contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial statements.  Disclosures are not required for earlier periods presented for comparative purposes.  The new guidance affects disclosures only and therefore the adoption as of March 31, 2009 had no impact on the Company’s results of operations or financial position.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued new accounting guidance clarifying that non-forfeitable instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The two-class method is an earnings allocation formula that treats participating securities as having the same rights to earnings as available to common shareholders.  The adoption of the new guidance in first quarter 2009 impacted previously reported basic and diluted earnings per share amounts as follows: changed from $(1.71) to $(1.70) for the three months ended September 30, 2008, changed from $(2.11) to $(2.10) for the three months ended December 31, 2008, and changed from $(3.07) to $(3.06) for the year ended December 31, 2008.  The basic and diluted earnings per share amounts for other 2008 periods were unchanged.

Pending accounting standards

Employers’ Disclosures about Postretirement Benefit Plan Assets

In January 2009, the FASB issued new accounting guidance relating to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  Since plan assets measured at fair value are reported net of benefit obligations in an employer’s statements of financial position, the disclosures are intended to increase transparency surrounding the types of assets and associated risks in the employer approved benefit plans.  Companies are required to disclose information about how investment allocation decisions are made in the plans, the fair value of each major category of plan assets at each annual reporting date for each individual plan, information that would enable users to assess the assumptions and valuation techniques used in the development of the fair value measurements at the reporting date, and information that provides an understanding of significant concentrations of risk in plan assets.  The new accounting guidance is effective for fiscal years ending after December 15, 2009.  The disclosures are not required for earlier periods that are presented for comparative purposes.  The new guidance affects disclosures and therefore implementation will not impact the Company’s results of operations or financial position.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued new accounting guidance which requires an entity to perform a qualitative analysis to determine whether it holds a controlling financial interest (i.e., primary beneficiary (“PB”)) in a variable interest entity (“VIE”).  The analysis identifies the PB of a VIE as the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  Additional amendments include the requirement to perform ongoing reassessments to determine whether the entity is the PB of a VIE and the elimination of the quantitative approach for determining the PB of a VIE.  The new guidance is effective for fiscal years beginning after November 15, 2009.  The Company is in the process of evaluating the impact of adoption on the Company’s results of operations or financial position.

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In September 2009, the FASB issued new accounting guidance relating to investments that are required or permitted to be measured or disclosed at fair value when the investment does not have a readily determinable fair value and is accounted for under the measurement principles pertaining to investment companies.  As a practical expedient, this guidance allows a reporting entity to measure the fair value of these investments on the basis of the net asset value per share of the investment (or its equivalent).  The amendments include additional disclosure requirements. The new guidance is effective for years ending after December 15, 2009.  The new guidance will affect the Company’s disclosures and the impact of adoption is not expected to be material to the Company’s results of operations or financial position.

2.  Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding, including unvested restricted stock units.  Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding.  For Allstate, dilutive potential common shares consist of outstanding stock options.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The computation of basic and diluted earnings per share is presented in the following table.

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$221	$(923)	$336	$(550)

Denominator:
Weighted average common shares outstanding	539.9	542.4	539.5	551.6
Effect of dilutive potential common shares:
Stock options	1.6	--	1.0	--
Weighted average common and dilutive potential common shares outstanding	541.5	542.4	540.5	551.6

Earnings per share – Basic	$0.41	$(1.70)	$0.62	$(1.00)
Earnings per share - Diluted	$0.41	$(1.70)	$0.62	$(1.00)

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 25.0 million and 20.4 million Allstate common shares, with exercise prices ranging from $23.13 to $64.53 and $45.32 to $65.38, were outstanding at September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share for the three-month periods.  Options to purchase 26.2 million and 18.5 million Allstate common shares, with exercise prices ranging from $23.13 to $65.38 and $45.32 to $65.38, were outstanding at September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share for the nine-month periods.

As a result of the net loss for the three-month and nine-month periods ended September 30, 2008, weighted average dilutive potential common shares outstanding resulting from stock options of 1.2 million and 1.8 million, respectively, were not included in the computation of diluted earnings per share since the inclusion of these securities would have an anti-dilutive effect.  In the absence of the net loss, weighted average common and dilutive potential common shares outstanding would have totaled 543.6 million and 553.4 million for the three-month and nine-month periods ended September 30, 2008, respectively.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain fixed income securities, mortgage loans and other investments, as well as mergers completed with equity securities and limited partnerships, totaled $342 million and $20 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

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

($ in millions)	Nine months ended September 30,
	2009	2008

Net change in proceeds managed
Net change in fixed income securities	$--	$526
Net change in short-term investments	(190)	1,236
Operating cash flow (used) provided	(190)	1,762
Net change in cash	--	3
Net change in proceeds managed	$(190)	$1,765

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(340)	$(3,461)
Liabilities for collateral and security repurchase, end of period	(530)	(1,696)
Operating cash flow provided (used)	$190	$(1,765)

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
At September 30, 2009
U.S. government and agencies	$7,877	$256	$(1)	$8,132
Municipal	22,128	800	(761)	22,167
Corporate	31,853	1,265	(1,059)	32,059
Foreign government	2,544	334	(4)	2,874
Residential mortgage-backed securities (“RMBS”)	9,833	158	(1,914)	8,077
Commercial mortgage-backed securities (“CMBS”)	3,737	27	(1,186)	2,578
Asset-backed securities (“ABS”)	3,357	34	(754)	2,637
Redeemable preferred stock	38	1	(2)	37
Total fixed income securities	$81,367	$2,875	$(5,681)	$78,561

At December 31, 2008
U.S. government and agencies	$3,272	$963	$(1)	$4,234
Municipal	23,565	467	(2,184)	21,848
Corporate	31,040	463	(3,876)	27,627
Foreign government	2,206	544	(75)	2,675
RMBS	8,010	93	(1,538)	6,565
CMBS	5,840	10	(2,004)	3,846
ABS	3,135	5	(1,353)	1,787
Redeemable preferred stock	36	--	(10)	26
Total fixed income securities	$77,104	$2,545	$(11,041)	$68,608

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Scheduled maturities

The scheduled maturities for fixed income securities are as follows at September 30, 2009:

($ in millions)	Amortized	Fair
	cost	value
Due in one year or less	$2,843	$2,853
Due after one year through five years	23,538	24,060
Due after five years through ten years	13,896	14,378
Due after ten years	27,900	26,556
	68,177	67,847
Residential mortgage- and asset-backed securities	13,190	10,714
Total	$81,367	$78,561

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on residential mortgage and asset-backed securities, they are not categorized by contractual maturity.  The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fixed income securities	$987	$1,181	$3,022	$3,657
Equity securities	15	24	50	87
Mortgage loans	121	154	389	470
Limited partnership interests	4	(24)	11	66
Other	--	69	16	191
Investment income, before expense	1,127	1,404	3,488	4,471
Investment expense	(43)	(49)	(120)	(178)
Net investment income	$1,084	$1,355	$3,368	$4,293

Realized capital gains and losses

Realized capital gains and losses by security type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fixed income securities	$(33)	$(803)	$89	$(2,298)
Equity securities	(21)	(404)	(157)	(513)
Mortgage loans	(66)	(11)	(114)	(48)
Limited partnership interests	(20)	(37)	(443)	(42)
Derivatives	(364)	(31)	151	(237)
Other	(15)	(2)	(76)	(20)
Realized capital gains and losses	$(519)	$(1,288)	$(550)	$(3,158)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Impairment write-downs (1)	$(381)	$(666)	$(1,292)	$(1,331)
Change in intent write-downs (2)	(11)	(453)	(142)	(1,511)
Net OTTI losses recognized in earnings	(392)	(1,119)	(1,434)	(2,842)
Sales	201	(137)	882	(107)
Valuation of derivative instruments	(269)	(111)	201	(396)
Settlements of derivative instruments	(92)	79	(52)	187
EMA LP income (3)	33	--	(147)	--
Realized capital gains and losses	$(519)	$(1,288)	$(550)	$(3,158)

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

Gross gains of $341 million and $223 million and gross losses of $144 million and $127 million were realized on sales of fixed income securities during the three months ended September 30, 2009 and 2008, respectively.  Gross gains of $1.12 billion and $521 million and gross losses of $303 million and $444 million were realized on sales of fixed income securities during the nine months ended September 30, 2009 and 2008, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2009			Nine months ended September 30, 2009
	Total	Included in OCI	Net	Total	Included in OCI	Net
Fixed income securities:
Municipal	$(6)	$2	$(4)	$(92)	$6	$(86)
Corporate	(112)	(1)	(113)	(204)	(10)	(214)
Foreign government	--	--	--	(17)	--	(17)
RMBS	(174)	115	(59)	(433)	266	(167)
CMBS	(90)	62	(28)	(142)	61	(81)
ABS	(10)	(31)	(41)	(185)	(22)	(207)
Total fixed income securities	(392)	147	(245)	(1,073)	301	(772)
Equity securities	(61)	--	(61)	(247)	--	(247)
Mortgage loans	(31)	--	(31)	(80)	--	(80)
Limited partnership interests	(53)	--	(53)	(296)	--	(296)
Other	(2)	--	(2)	(39)	--	(39)
Other-than-temporary impairment losses	$(539)	$147	$(392)	$(1,735)	$301	$(1,434)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income for fixed income securities at September 30, 2009, which were not included in earnings, are presented in the following table.  The amount excludes $135 million of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)
Municipal	$(5)
Corporate	(75)
RMBS	(507)
CMBS	(86)
ABS	(94)
Total	$(767)

Rollforwards of the amount recognized in earnings related to credit losses for fixed income securities are presented in the following tables.

($ in millions)
Balance at June 30, 2009	$(1,506)
Additional credit loss for securities previously other-than-temporarily impaired	(88)
Additional credit loss for securities not previously other-than-temporarily impaired	(157)
Reduction in credit loss for securities disposed or collected	396
Reduction in credit loss for securities other-than-temporarily impaired to fair value	--
Change in credit loss due to accretion of increase in cash flows and time value of cash flows for securities previously other-than-temporarily impaired	--
Ending balance at September 30, 2009	$(1,355)

Beginning balance of cumulative credit loss for securities held at April 1, 2009	$(1,357)
Additional credit loss for securities previously other-than-temporarily impaired	(122)
Additional credit loss for securities not previously other-than-temporarily impaired	(315)
Reduction in credit loss for securities disposed or collected	439
Reduction in credit loss for securities other-than-temporarily impaired to fair value	--
Change in credit loss due to accretion of increase in cash flows and time value of cash flows for securities previously other-than-temporarily impaired	--
Ending balance at September 30, 2009	$(1,355)

The Company uses its best estimate of future cash flows expected to be collected from the fixed income security discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists.  The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security.  All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected.  That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition of the issue or issuer(s), expected defaults, expected recoveries, the value of underlying collateral and current subordination levels, vintage, geographic concentration, available reserves or escrows, third party guarantees and other credit enhancements.  Additionally, other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered.  The estimated fair value of collateral may be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement.  If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings.  The unrealized loss deemed to be related to factors other than credit remains classified in OCI.  If the Company determines that the fixed income security does not have sufficient cash flow or other information to

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

determine a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and is recorded in earnings.

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
At September 30, 2009	value	Gains	Losses	gains (losses)
Fixed income securities (1)	$78,561	$2,875	$(5,681)	$(2,806)
Equity securities	4,603	498	(169)	329
Short-term investments	3,470	--	--	--
Derivative instruments (2)	(21)	2	(26)	(24)
Unrealized net capital gains and losses, pre-tax				(2,501)
Amounts recognized for:
Insurance reserves (3)				--
DAC and DSI (4)				2,679
Amounts recognized				2,679
Deferred income taxes				(66)
Unrealized net capital gains and losses, after-tax				$112

(1)

Unrealized net capital gains and losses for fixed income securities comprise $(632) million related to unrealized net capital losses on fixed income securities with OTTI and $(2,174) million related to other unrealized net capital gains and losses.

(2)	Included in the fair value of derivative securities are $(4) million classified as assets and $17 million classified as liabilities.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the nine months ended September 30, 2009 is as follows:

($ in millions)

Fixed income securities	$5,690
Equity securities	661
Short-term investments	(3)
Derivative instruments	(35)
Total	6,313

Amounts recognized for:
Insurance reserves	378
DAC and DSI	(821)
Decrease in amounts recognized	(443)
Deferred income taxes	(2,020)
Increase in unrealized net capital gains and losses	$3,850

Portfolio monitoring

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made a decision to sell or whether it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes.  If a security meets either of these criteria, the security’s decline in fair value is deemed other than temporary and is recorded in earnings.

If the Company has not made the decision to sell the fixed income security and it is not more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis, the Company evaluates if it expects to receive cash flows sufficient to recover the entire amortized cost basis of the security by comparing the estimated recovery value calculated by discounting the best estimate of future cash flows at the security’s original or current effective rate, as appropriate, with the amortized cost of the security.  If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss deemed to be related to other factors and recognized in OCI.

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

Our portfolio monitoring process includes a quarterly review of all securities through a screening process which identifies instances where the fair value compared to amortized cost for fixed income securities and cost for equity securities is below established thresholds, and also includes the monitoring of other criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security.  Inherent in the Company’s evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition of the issue or issuer and its future earnings potential.  Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; 2) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; and 3) the specific reasons that a security is in a significant unrealized loss position, including overall market conditions which could affect liquidity.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
At September 30, 2009
Fixed income securities
U.S. government and agencies	4	$477	$(1)	--	$--	$--	$(1)
Municipal	232	1,703	(100)	761	4,702	(661)	(761)
Corporate	231	2,819	(203)	580	6,344	(856)	(1,059)
Foreign government	13	81	(4)	3	7	--	(4)
RMBS	189	381	(82)	464	2,676	(1,832)	(1,914)
CMBS	13	120	(2)	294	2,185	(1,184)	(1,186)
ABS	15	171	(9)	197	1,563	(745)	(754)
Redeemable preferred stock	2	--	--	1	20	(2)	(2)
Total fixed income securities (1)	699	5,752	(401)	2,300	17,497	(5,280)	(5,681)
Equity securities	129	813	(83)	43	403	(86)	(169)
Total fixed income and equity securities	828	$6,565	$(484)	2,343	$17,900	$(5,366)	$(5,850)

Investment grade fixed income securities	580	$5,223	$(250)	1,735	$14,167	$(3,156)	$(3,406)
Below investment grade fixed income securities	119	529	(151)	565	3,330	(2,124)	(2,275)
Total fixed income securities	699	$5,752	$(401)	2,300	$17,497	$(5,280)	$(5,681)

At December 31, 2008
Fixed income securities
U.S. government and agencies	5	$230	$(1)	--	$--	$--	$(1)
Municipal	2,648	11,981	(1,983)	117	598	(201)	(2,184)
Corporate	1,632	14,827	(2,050)	448	4,504	(1,826)	(3,876)
Foreign government	58	349	(63)	3	13	(12)	(75)
RMBS	465	1,875	(457)	317	1,685	(1,081)	(1,538)
CMBS	295	2,729	(797)	179	899	(1,207)	(2,004)
ABS	81	551	(124)	181	1,092	(1,229)	(1,353)
Redeemable preferred stock	3	17	(10)	1	1	--	(10)
Total fixed income securities	5,187	32,559	(5,485)	1,246	8,792	(5,556)	(11,041)
Equity securities	325	1,897	(398)	10	53	(46)	(444)
Total fixed income and equity securities	5,512	$34,456	$(5,883)	1,256	$8,845	$(5,602)	$(11,485)

Investment grade fixed income securities	4,687	$30,484	$(4,813)	1,081	$7,988	$(4,961)	$(9,774)
Below investment grade fixed income securities	500	2,075	(672)	165	804	(595)	(1,267)
Total fixed income securities	5,187	$32,559	$(5,485)	1,246	$8,792	$(5,556)	$(11,041)

(1)           Gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which the Company has recorded a credit loss in earnings total $56 million for the less than 12 month category and $616 million for the 12 months or greater category.

As of September 30, 2009, $1.34 billion of unrealized losses are related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $1.34 billion, $1.05 billion are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch or Dominion, or aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

As of September 30, 2009, the remaining $4.51 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost.  Investment grade securities comprising the $2.35 billion of unrealized losses were evaluated based on factors such as the financial condition and near-term and

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent’s bankruptcy.  Of the $4.51 billion, $2.11 billion are related to below investment grade fixed income securities and $47 million are related to equity securities.  Of these amounts, $1.56 billion of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of September 30, 2009.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads since the time of initial purchase which was largely due to the impact of macroeconomic conditions and credit market deterioration on real estate valuations.  Unrealized losses were evaluated based on credit ratings, as well as the performance of the underlying collateral relative to the securities’ positions in the securities’ respective capital structure. The unrealized losses on RMBS and ABS were evaluated with credit enhancements from bond insurers where applicable.  The unrealized losses on municipal bonds were evaluated based on the quality of the underlying security, as well as with credit enhancements from bond insurers, where applicable.  Unrealized losses on equity securities are primarily related to equity market fluctuations.

As of September 30, 2009, the Company has not made a decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of September 30, 2009, the Company had the intent and ability to hold the equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnership impairment

As of September 30, 2009 and December 31, 2008, equity-method limited partnership interests totaled $1.70 billion and $1.56 billion, respectively.  The Company recognizes a loss in value for equity-method investments when evidence demonstrates that it is other-than-temporarily impaired.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.  The Company did not have any write-downs for the three months ended September 30, 2009 related to equity-method limited partnership interests.  The Company had write-downs of $3 million for the three months ended September 30, 2008, and write-downs of $10 million and $11 million for the nine months ended September 30, 2009 and 2008, respectively, related to equity-method limited partnership interests.

As of September 30, 2009 and December 31, 2008, the carrying value for cost-method limited partnership interests was $1.07 billion and $1.23 billion, respectively, which primarily included limited partnership interests in fund investments.  The fair value for cost-method investments is estimated to be equivalent to the reported net asset value of the underlying funds.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuations of the investments held by limited partnerships; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company uses a screening process to identify those investments whose net asset value is below established thresholds for certain periods of time, and investments that are performing below expectations for consideration for inclusion on its watch-list.  The Company had write-downs of $53 million and $36 million for the three months ended September 30, 2009 and 2008, respectively, and write-downs of $286 million and $48 million for the nine months ended September 30, 2009 and 2008, respectively, related to cost method investments that were other-than-temporarily impaired.

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

(b)  Quoted prices for identical or similar assets or liabilities in markets that are not active; or

(c)  Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3:     Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  Unobservable inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the assets and liabilities.

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

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented with the host contract in fixed income securities.  As of September 30, 2009, 71.2% of total assets are measured at fair value and 0.8% of total liabilities are measured at fair value.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign government; RMBS - U.S. government sponsored entities (“U.S. Agency”), Prime residential mortgage-backed securities (“Prime”) and Alt-A residential mortgage-backed securities (“Alt-A”); ABS - credit card, auto and student loans; Redeemable preferred stock:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

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

RMBS - Subprime residential mortgage-backed securities (“Subprime”) and Alt-A:  Subprime and certain Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.  Certain Subprime and Alt-A are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, Subprime and certain Alt-A are categorized as Level 3.

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

ABS - Collateralized debt obligations (“CDO”):  Valued based on non-binding broker quotes received from brokers who are familiar with the investments.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all CDO are categorized as Level 3.

ABS - student loans and other:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain ABS are categorized as Level 3.

•                  Other investments:  Certain free-standing OTC derivatives, such as interest rate caps and floors, certain credit default swaps and OTC options (including swaptions), are valued using valuation models that are widely accepted in the financial services industry.  Non-market observable inputs such as volatility assumptions may be significant to the valuation of the instruments.

•                  Contractholder funds:  Derivatives embedded in certain annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities.  The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data.  These are categorized as Level 3 as a result of the significance of non-market observable inputs.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2009:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of September 30,
	(Level 1)	(Level 2)	(Level 3)	netting	2009
Assets
Fixed income securities:
U.S. government and agencies	$5,277	$2,855	$--		$8,132
Municipal	--	19,460	2,707		22,167
Corporate	--	22,081	9,978		32,059
Foreign government	--	2,794	80		2,874
RMBS	--	6,367	1,710		8,077
CMBS	--	1,191	1,387		2,578
ABS	--	862	1,775		2,637
Redeemable preferred stock	--	35	2		37
Total fixed income securities	5,277	55,645	17,639		78,561
Equity securities	4,238	297	68		4,603
Short-term investments	354	3,116	--		3,470
Other investments:
Free-standing derivatives	--	834	96	$(393)	537
Separate account assets	9,026	--	--		9,026
Other assets	1	--	2		3
Total recurring basis assets	18,896	59,892	17,805	(393)	96,200
Non-recurring basis (1)	--	--	274		274
Total assets at fair value	$18,896	$59,892	$18,079	$(393)	$96,474
% of total assets at fair value	19.6%	62.1%	18.7%	(0.4)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$--	$(221)	$(120)		$(341)
Other liabilities:
Free-standing derivatives	(2)	(808)	(104)	$306	(608)
Total liabilities at fair value	$(2)	$(1,029)	$(224)	$306	$(949)
% of total liabilities at fair value	0.2%	108.4%	23.6%	(32.2)%	100.0%

(1)

Includes $173 million of mortgage loans, $99 million of limited partnership interests and $2 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	netting	2008
Assets
Fixed income securities:
U.S. government and agencies	$662	$3,572	$--		$4,234
Municipal	--	19,385	2,463		21,848
Corporate	--	17,432	10,195		27,627
Foreign government	--	2,675	--		2,675
RMBS	--	3,577	2,988		6,565
CMBS	--	3,389	457		3,846
ABS	--	73	1,714		1,787
Redeemable preferred stock	--	24	2		26
Total fixed income securities	662	50,127	17,819		68,608
Equity securities	2,477	254	74		2,805
Short-term investments	563	8,343	--		8,906
Other investments:
Free-standing derivatives	--	812	13	$(525)	300
Separate account assets	8,239	--	--		8,239
Other assets	--	--	1		1
Total recurring basis assets	11,941	59,536	17,907	(525)	88,859
Non-recurring basis (1)	--	--	301		301
Total assets at fair value	$11,941	$59,536	$18,208	$(525)	$89,160
% of total assets at fair value	13.4%	66.8%	20.4%	(0.6)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$--	$(37)	$(265)		$(302)
Other liabilities:
Free-standing derivatives	--	(1,177)	(114)	$505	(786)
Total liabilities at fair value	$--	$(1,214)	$(379)	$505	$(1,088)
% of total liabilities at fair value	-- %	111.6%	34.8%	(46.4)%	100.0%

(1)

Includes $165 million of mortgage loans, $121 million of limited partnership interests and $15 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

When the inputs used to measure fair value fall into different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement in its entirety.  Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3).

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of changes in fair value during the three-month period ended September 30, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.  Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table below.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in
	Balance as of June 30, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2009		net income for financial instruments still held at September 30, 2009 (3)
Assets
Fixed income securities:
Municipal	$2,513	$(1)	$131	$(72)	$136	$2,707		$--
Corporate	9,837	2	559	(370)	(50)	9,978		(10)
Foreign government	--	--	--	80	--	80		--
RMBS	2,377	(46)	267	(150)	(738)	1,710		(51)
CMBS	944	(57)	420	(56)	136	1,387		(17)
ABS	1,728	(6)	388	(2)	(333)	1,775		(38)
Redeemable preferred stock	2	--	--	--	--	2		--
Total fixed income securities	17,401	(108)	1,765	(570)	(849)	17,639		(116)
Equity securities	70	--	(2)	--	--	68		--
Other investments:
Free-standing derivatives, net	159	(151)	--	(16)	--	(8)	(2)	(128)
Other assets	2	--	--	--	--	2		--
Total recurring Level 3 assets	$17,632	$(259)	$1,763	$(586)	$(849)	$17,701		$(244)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(155)	$36	$--	$(1)	$--	$(120)		$36
Total recurring Level 3 liabilities	$(155)	$36	$--	$(1)	$--	$(120)		$36

(1)

The effect to net income totals $(223) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(273) million in realized capital gains and losses, $13 million in net investment income, $(1) million in interest credited to contractholder funds and $(36) million in life and annuity contract benefits.

(2)	Comprises $96 million of assets and $(104) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(208) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(257) million in realized capital gains and losses, $11 million in net investment income, $(2) million in interest credited to contractholder funds, and $(36) million in life and annuity contract benefits.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of changes in fair value during the nine-month period ended September 30, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in
	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2009		net income for financial instruments still held at September 30, 2009 (3)
Assets
Fixed income securities:
Municipal	$2,463	$(4)	$192	$(107)	$163	$2,707		$(5)
Corporate	10,195	(50)	1,197	(1,250)	(114)	9,978		(53)
Foreign government	--	--	--	80	--	80		--
RMBS	2,988	(105)	58	(293)	(938)	1,710		(84)
CMBS	457	(163)	592	(60)	561	1,387		(131)
ABS	1,714	(172)	676	7	(450)	1,775		(171)
Redeemable preferred stock	2	--	--	--	--	2		--
Total fixed income securities	17,819	(494)	2,715	(1,623)	(778)	17,639		(444)
Equity securities	74	--	(6)	3	(3)	68		--
Other investments:
Free-standing derivatives, net	(101)	68	--	25	--	(8)	(2)	126
Other assets	1	1	--	--	--	2		1
Total recurring Level 3 assets	$17,793	$(425)	$2,709	$(1,595)	$(781)	$17,701		$(317)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(265)	$141	$--	$4	$--	$(120)		$141
Total recurring Level 3 liabilities	$(265)	$141	$--	$4	$--	$(120)		$141

(1)

The effect to net income totals $(284) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(503) million in realized capital gains and losses, $78 million in net investment income, and $(141) million in life and annuity contract benefits.

(2)	Comprises $96 million of assets and $(104) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(176) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(385) million in realized capital gains and losses, $65 million in net investment income, $(3) million in interest credited to contractholder funds, and $(141) million in life and annuity contract benefits.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of changes in fair value during the three-month period ended September 30, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in
	Balance as of June 30, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008		net income for financial instruments still held at September 30, 2008 (3)
Assets
Fixed income securities:
Municipal	$2,889	$(3)	$(58)	$(156)	$47	$2,719		$(4)
Corporate	12,023	(76)	(721)	(160)	151	11,217		(85)
Foreign government	5	--	--	(5)	--	--		--
RMBS	3,962	(308)	2	(315)	--	3,341		(272)
CMBS	584	(76)	16	(281)	31	274		(77)
ABS	2,823	(134)	(194)	(111)	--	2,384		(134)
Redeemable preferred stock	1	1	--	--	--	2		--
Total fixed income securities	22,287	(596)	(955)	(1,028)	229	19,937		(572)
Equity securities	75	(98)	19	(31)	112	77		(61)
Other investments:
Free-standing derivatives, net	(19)	(67)	--	81	--	(5)	(2)	(14)
Other assets	2	--	--	--	--	2		--
Total recurring Level 3 assets	$22,345	$(761)	$(936)	$(978)	$341	$20,011		$(647)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(20)	$(23)	$--	$1	$--	$(42)		$(23)
Total recurring Level 3 liabilities	$(20)	$(23)	$--	$1	$--	$(42)		$(23)

(1)

The effect to net income totals $(784) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(818) million in realized capital gains and losses, $58 million in net investment income, $1 million in interest credited to contractholder funds, and $23 million in life and annuity contract benefits.

(2)	Comprises $66 million of assets and $(71) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(670) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(705) million in realized capital gains and losses, $58 million in net investment income, and $23 million in life and annuity contract benefits.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of changes in fair value during the nine-month period ended September 30, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in
	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008		net income for financial instruments still held at September 30, 2008 (3)
Assets
Fixed income securities:
Municipal	$1,477	$--	$(136)	$(191)	$1,569	$2,719		$(6)
Corporate	12,868	(243)	(910)	(754)	256	11,217		(191)
Foreign government	19	1	--	(6)	(14)	--		--
RMBS	5,405	(937)	(224)	(882)	(21)	3,341		(762)
CMBS	833	(423)	171	(343)	36	274		(237)
ABS	3,769	(154)	(575)	(751)	95	2,384		(147)
Redeemable preferred stock	1	1	--	--	--	2		--
Total fixed income securities	24,372	(1,755)	(1,674)	(2,927)	1,921	19,937		(1,343)
Equity securities	129	(103)	10	18	23	77		(62)
Other investments:
Free-standing derivatives, net	10	(109)	--	94	--	(5)	(2)	(2)
Other assets	2	--	--	--	--	2		--
Total recurring Level 3 assets	$24,513	$(1,967)	$(1,664)	$(2,815)	$1,944	$20,011		$(1,407)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(47)	$--	$1	$--	$(42)		$(47)
Total recurring Level 3 liabilities	$4	$(47)	$--	$1	$--	$(42)		$(47)

(1)

The effect to net income totals $(2.01) billion and is reported in the Condensed Consolidated Statements of Operations as follows: $(2.05) billion in realized capital gains and losses, $86 million in net investment income, $5 million in interest credited to contractholder funds, and $47 million in life and annuity contract benefits.

(2)	Comprises $66 million of assets and $(71) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(1.45) billion and are reported in the Condensed Consolidated Statements of Operations as follows: $(1.47) billion in realized capital gains and losses, $65 million in net investment income, $1 million in interest credited to contractholder funds, and $47 million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value as of September 30, 2009.

Financial assets

($ in millions)	September 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$8,853	$7,398	$10,229	$8,903
Limited partnership interests – cost basis	1,065	979	1,228	1,217
Bank loans	498	459	1,038	713

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial liabilities

($ in millions)	September 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$41,721	$40,452	$46,972	$43,479
Long-term debt	6,661	6,840	5,659	4,944
Liability for collateral	530	530	340	340

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

6.  Derivative Financial Instruments

The Company primarily uses derivatives for risk management and asset replication.  In addition, the Company has derivatives embedded in non-derivative “host” contracts, which are required to be separated from the host contracts and accounted for at fair value as derivative instruments.  With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.  The Company does not use derivatives for trading purposes.  Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements to permit the application of hedge accounting.

The Company uses derivatives to partially mitigate potential adverse impacts from changes in risk-free interest rates, negative equity market valuations and increases in credit spreads.  Property-Liability uses interest rate swaption contracts and exchange traded options on Treasury futures to offset potential declining fixed income market values resulting from potential rising interest rates.  Property-Liability also uses interest rate swaps to mitigate municipal bond interest rate risk within the municipal bond portfolio.  Exchange traded equity put options are utilized by Property-Liability for overall equity portfolio protection from significant declines in equity market values below a targeted level.  Equity index futures are used by Property-Liability to offset valuation losses in our equity portfolio during periods of declining equity market values.  Credit default swaps are typically used to mitigate the credit risk within the Property-Liability fixed income portfolio.

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

Property-Liability enters into commodity-based investments through the use of excess return swaps whose return is tied to a commodity-based index.  Property-Liability also uses commodity futures to periodically rebalance its exposure under commodity-indexed excess return swaps as they are very liquid and highly correlated with the commodity-based index.  Property-Liability also uses futures to hedge the market risk related to deferred compensation liability contracts and forward contracts to hedge foreign currency risk.

Allstate Financial uses foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements and holding foreign currency denominated investments.  Credit default swaps are also typically used to mitigate the credit risk within the Allstate Financial fixed income portfolio.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC free-standing derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of September 30, 2009, the Company pledged $33 million of securities in the form of margin deposits.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statements of Financial Position at September 30, 2009.

($ in millions, except number of contracts)		Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$820	n/a	$(89)	$--	$(89)
Foreign currency swap agreements	Other investments	15	n/a	(5)	--	(5)
Foreign currency and interest rate swap agreements	Other investments	435	n/a	165	165	--
Total		$1,270	n/a	$71	$165	$(94)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$898	n/a	$17	$42	$(25)
Interest rate swaption agreements	Other investments	3,250	n/a	26	26	--
Interest rate cap and floor agreements	Other investments	2,204	n/a	(6)	5	(11)
Financial futures contracts and options	Other investments	n/a	34,934	2	2	--
Financial futures contracts and options	Other assets	n/a	549	--	--	--
Equity and index contracts
Options, financial futures and warrants (2)	Other investments	75	50,257	452	452	--
Options, financial futures and warrants	Other assets	n/a	9,480	1	1	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	9	n/a	(1)	--	(1)
Foreign currency forwards and options	Other investments	195	n/a	7	10	(3)
Embedded derivative financial instruments
Conversion options in fixed income securities	Fixed income securities	959	n/a	321	325	(4)
Equity-indexed call options in fixed income securities	Fixed income securities	475	n/a	80	80	--
Other embedded derivative financial instruments	Other investments	1,000	n/a	1	1	--
Credit default contracts
Credit Default Swaps – Buying Protection	Other investments	109	n/a	--	1	(1)
Credit Default Swaps – Selling Protection	Other investments	6	n/a	--	--	--
Other contract
Other contracts	Other investments	75	n/a	--	--	--
Other contracts	Other assets	6	n/a	1	1	--
Total		$9,261	95,220	$901	$946	$(45)

Total derivative assets		$10,531	95,220	$972	$1,111	$(139)

(1)                Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded.  (n/a = not applicable)

(2)                In addition to the number of contracts presented in the table, the Company held 100,166 stock rights and 849,107 stock warrants.  Each stock right and each stock warrant can be exercised into a single share of common stock.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except number of contracts)	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$1,962	n/a	$(222)	$--	$(222)
Foreign currency swap agreements	Other liabilities & accrued expenses	193	n/a	(16)	3	(19)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	435	n/a	75	75	--
Foreign currency and interest rate swap agreements	Contractholder funds	n/a	n/a	31	31	--
Total		$2,590	n/a	$(132)	$109	$(241)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$4,804	n/a	$(111)	$40	$(151)
Interest rate swaption agreements	Other liabilities & accrued expenses	4,250	n/a	45	45	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,401	n/a	(5)	16	(21)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	991	--	--	--
Equity and index contracts
Options, financial futures and warrants	Other liabilities & accrued expenses	36	32,690	(224)	1	(225)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	105	n/a	3	3	--
Foreign currency forwards and options	Other liabilities & accrued expenses	404	n/a	--	2	(2)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,105	n/a	(74)	--	(74)
Guaranteed withdrawal benefits	Contractholder funds	815	n/a	(45)	--	(45)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,199	n/a	(221)	--	(221)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(1)	--	(1)
Credit default contracts
Credit Default Swaps – Buying Protection	Other liabilities & accrued expenses	1,124	n/a	(42)	9	(51)
Credit Default Swaps – Selling Protection	Other liabilities & accrued expenses	644	n/a	(86)	2	(88)
Total		$20,972	33,681	$(761)	$118	$(879)

Total derivative liabilities		$23,562	33,681	$(893)	$227	$(1,120)

Total derivatives		$34,093	128,901	$79

(1)                Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded.  (n/a = not applicable)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Financial Position.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be less than $1 million during the next twelve months.

($ in millions) Effective portion	Three months ended September 30, 2009	Nine months ended September 30, 2009

Loss recognized in OCI on derivatives during the period	$(12)	$(36)

Loss recognized in OCI on derivatives during the term of the hedging relationship	$(24)	$(24)

Gain reclassified from AOCI into income (net investment income)	$1	$2

Loss reclassified from AOCI into income (realized capital gains and losses)	$(2)	$(1)

Ineffective portion and amount excluded from effectiveness testing

Gain recognized in income on derivatives (realized capital gains and losses)	$--	$--

The following table presents gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended September 30, 2009
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(55)	$--	$--	$--	$--	$(55)
Foreign currency and interest rate contracts	--	(3)	--	12	--	9
Subtotal	(55)	(3)	--	12	--	(46)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(398)	--	--	--	(398)
Equity and index contracts	--	(47)	--	68	16	37
Embedded derivative financial instruments	--	88	36	(100)	--	24
Foreign currency contracts	--	4	--	--	3	7
Credit default contracts	--	(6)	--	--	--	(6)
Other contracts	--	--	--	2	--	2
Subtotal	--	(359)	36	(30)	19	(334)
Total	$(55)	$(362)	$36	$(18)	$19	$(380)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30, 2009
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$23	$10	$--	$(13)	$--	$20
Foreign currency and interest rate contracts	--	(6)	--	72	--	66
Subtotal	23	4	--	59	--	86

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	181	--	--	--	181
Equity and index contracts	--	(132)	--	77	19	(36)
Embedded derivative financial instruments	--	117	146	(185)	--	78
Foreign currency contracts	--	(2)	--	--	(9)	(11)
Credit default contracts	--	(16)	--	--	--	(16)
Other contracts	(1)	--	--	1	--	--
Subtotal	(1)	148	146	(107)	10	196
Total	$22	$152	$146	$(48)	$10	$282

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended September 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$--	$1	$(1)	$--
Net investment income	(21)	--	--	21
Realized capital gains and losses	--	(3)	--	--
Total	$(21)	$(2)	$(1)	$21

	Nine months ended September 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$45	$(19)	$--
Net investment income	124	--	--	(124)
Realized capital gains and losses	10	(6)	--	--
Total	$108	$39	$(19)	$(124)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2009, counterparties pledged $89 million in cash and $66 million in securities to the Company, and the Company pledged $360 million in securities to counterparties which includes $226 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $134 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

($ in millions)	September 30, 2009				December 31, 2008
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	3	$2,617	$35	$5	3	$4,749	$21	$21
A+	4	7,608	95	1	5	6,951	15	15
A	3	1,087	37	15	3	3,730	58	38
A-	1	165	23	23	1	216	25	25
Total	11	$11,477	$190	$44	12	$15,646	$119	$99

(1)    Rating is the lower of S&P or Moody’s ratings.

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

The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position as of September 30, 2009, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)

Gross liability fair value of contracts containing credit-risk-contingent features	$555
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(277)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(226)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$52

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of September 30, 2009:

($ in millions)	Notional amount credit rating underlying notional
					BB and		Fair
	AAA	AA	A	BBB	lower	Total	value
Single name
Investment grade corporate debt	$--	$23	$66	$86	$30	$205	$(14)
Municipal	--	135	--	--	--	135	(10)
Subtotal	--	158	66	86	30	340	(24)
First-to-default
Investment grade
corporate debt	--	--	45	45	--	90	(1)
Municipal	--	20	135	--	--	155	(29)
Subtotal	--	20	180	45	--	245	(30)
Index
Investment grade
corporate debt	1	5	21	26	12	65	(32)
Total	$1	$183	$267	$157	$42	$650	$(86)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2008:

($ in millions)	Notional amount credit rating underlying notional
					BB and		Fair
	AAA	AA	A	BBB	lower	Total	value
Single name
Investment grade corporate debt	$20	$--	$142	$140	$--	$302	$(26)
High yield debt	--	--	--	--	10	10	(3)
Municipal	--	135	--	--	--	135	(20)
Sovereign	--	--	--	20	5	25	(1)
Subtotal	20	135	142	160	15	472	(50)
First-to-default
Investment grade
corporate debt	--	--	30	60	--	90	(5)
Municipal	--	120	35	--	--	155	(43)
Subtotal	--	120	65	60	--	245	(48)
Index
Investment grade
corporate debt	6	5	101	181	46	339	(16)
Total	$26	$260	$308	$401	$61	$1,056	$(114)

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Property-liability insurance premiums earned	$269	$267	$798	$891
Life and annuity premiums and contract charges	206	223	612	682

Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance recovery amounts shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Property-liability insurance claims and claims expense	$64	$402	$242	$522
Life and annuity contract benefits (1)	(1)	243	617	605
Interest credited to contractholder funds	9	14	24	32

(1)             The three months ended September 30, 2009 include a $166 million decrease in the reinsurance recoverables related to the ceded variable annuity contract guarantees as a result of improved equity market conditions during 2009.

9.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $35 million and $10 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $112 million and $4 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

The following table illustrates the changes in the restructuring liability during the nine-month period ended September 30, 2009:

($ in millions)	Employee costs	Exit costs	Total liability
Balance at the beginning of the year	$10	$1	$11
Expense incurred	76	6	82
Adjustments to liability	(1)	--	(1)
Payments applied against liability	(51)	(1)	(52)
Balance at the end of the period	$34	$6	$40

The payments applied against the liability for employee costs primarily reflect severance costs.

10.  Guarantees and Contingent Liabilities

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $168 million at September 30, 2009.  The obligations associated with these fixed income securities expire at various dates during the next five years.

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

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective September 30, 2009, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $11 million at September 30, 2009.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2009.

Regulation and Compliance

The Company is subject to changing social, economic and regulatory conditions.  From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation, and otherwise expand overall regulation of insurance products and the insurance industry.  In addition, the Company establishes procedures and policies to both facilitate compliance with laws and regulations and create prudent and transparent operations.  The Company routinely reviews its processes to validate compliance with laws, rules and regulations and internal policies and procedure.  As a result of these reviews, the Company may from time to time conclude that certain processes, policies and procedures need to be modified.  Such modifications, and the Company evaluations leading to such modifications, may be accompanied by payments being made and costs being incurred.  The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.

A multi-state market conduct examination of Allstate’s claims handling practices is in process and Florida, Illinois, Iowa and New York are serving as the lead states.  The official notice of the examination was issued by the Illinois Department of Insurance (formerly Illinois Division of Insurance) on March 30, 2009.

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

•                  The outcome of these matters may be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts, and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers, or other entities.  The outcome may also be affected by future state or federal legislation, the timing or substance of which cannot be predicted.

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

•                  For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection.  The Company reviews these matters on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

The Company is vigorously defending a number of matters filed in the aftermath of Hurricanes Katrina and Rita, including individual lawsuits and two statewide putative class actions in Louisiana.  These matters are in various stages of development.  The lawsuits and developments in litigation arising from the hurricanes include the following:

•                  The Company has been sued in a putative class action in the United States District Court for the Western District of Louisiana.  The plaintiffs allege that they were entitled to, but did not receive, payment for general contractor overhead and profit (“GCOP”) or that the GCOP they received was not adequate to compensate them for the entire costs of a general contractor.  The plaintiffs also alleged that Allstate incorrectly calculated depreciation on property losses.  The Court granted partial summary judgment, and dismissed the claim challenging the method of calculating depreciation.  In October 2008, the Court heard plaintiffs’ motion to certify three subclasses: the first class would impose a “three trade rule”, meaning any time three or more trades are reflected on the estimate, GCOP must be paid; the second class encompassed the alleged miscalculation of GCOP when both general and specialty contractors are involved; and the third class sought to impose on the Company statutory penalties for its alleged breach of contract with regard to the first two subclasses.  The Court denied plaintiffs’ motion on the certification of the two subclasses regarding the “three trade rule” and statutory penalties.  The plaintiffs’ motion for certification of the third subclass alleging that GCOP is not properly calculated when both general and specialty contractors are involved is pending.

•                  The Louisiana Attorney General filed a class action lawsuit in state court against Allstate and other insurers on behalf of Road Home fund recipients alleging that the insurers have failed to pay all damages owed under their policies.  The insurers removed the matter to federal court.  The district court denied plaintiffs’ motion to remand the matter to state court and the U.S. Court of Appeals for the Fifth Circuit affirmed that ruling.  The

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

defendants filed a motion to dismiss and the plaintiffs filed a motion to remand the claims involving a Road Home subrogation agreement.  In March 2009, the district court denied the State’s request that its claims be remanded to state court.  As for the defendant insurers’ motion, the judge granted it in part and denied it in part.  Dismissal of all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims, was granted.  Dismissal also was granted of all claims based on the Valued Policy Law and all flood loss claims based on the levee breaches finding that the insurers flood exclusions precluded coverage.  The remaining claims are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  The judge did not dismiss the class action allegations.  The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The judge denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants have filed a petition for permission to appeal to the Fifth Circuit.  The Fifth Circuit has accepted review.  After the Fifth Circuit accepted review, plaintiffs filed a motion to remand the case to state court, asserting that the class claims on which federal jurisdiction was premised have now effectively been dismissed as a result of a ruling in a related case.  The Fifth Circuit has denied the motion for remand, without prejudice to plaintiffs’ right to refile the motion for remand after the Fifth Circuit disposes of the pending appeal.

Allstate is vigorously defending a lawsuit involving worker classification issues.  This lawsuit is a certified class action challenging a state wage and hour law.  In this case, plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief.

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

•                  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that the Company was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether the Company had reasonable factors other than age to support the rehire policy.  The Company’s interlocutory appeal from the partial summary judgment was granted.  In June 2008, the U.S. Court of Appeals for the Eighth Circuit affirmed summary judgment in the EEOC’s favor.  In September 2008, the Eighth Circuit granted the Company’s petition for rehearing en banc and vacated its earlier decision affirming the trial court’s grant of summary judgment in favor of the EEOC.  The Eighth Circuit then dismissed the Company’s appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.  On September 11, 2009, a proposed settlement embodied in a stipulated order agreed to by the parties was filed with the trial court.  The stipulated

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

order, which resolves this litigation and was entered by the trial court, provides for a payment which is immaterial in amount to be allocated among 90 claimants and certain other relief.

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

Shareholder demand letter

On April 16, 2009, Allstate received the Service Employees International Union (“SEIU”) Pension Plans Master Trust’s shareholder demand for board action concerning the Company’s past executive compensation practices.  The Company believes as many as 28 other companies may have received similar letters from the SEIU.  The SEIU correspondence has been referred to Allstate’s Board of Directors for its consideration and disposition.

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.16 billion and $1.23 billion, net of reinsurance recoverables of $676 million and $704 million, at September 30, 2009 and December 31, 2008, respectively.  Reserves for environmental claims were $200 million and $195 million, net of reinsurance recoverables of $57 million and $56 million, at September 30, 2009 and December 31, 2008, respectively.  Approximately 61% and 64% of the total net asbestos and environmental reserves at September 30, 2009 and December 31, 2008, respectively, were for incurred but not reported estimated losses.

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

11.  Income Taxes

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the nine-month period ended September 30 is as follows:

($ in millions)	2009		2008

Statutory federal income tax rate – expense (benefit)	$194	35.0%	$(421)	(35.0	) %
Tax-exempt income	(197)	(35.6)	(212)	(17.6)
Dividends received deduction	(11)	(2.1)	(24)	(2.0)
Deferred foreign tax credit	12	2.1	(2)	(0.2)
Adjustment to prior year tax liabilities	(21)	(3.7)	(11)	(0.9)
Other	(6)	(1.1)	17	1.4
Valuation allowance	248	44.7	--	-	-
Effective income tax rate - expense (benefit)	$219	39.3%	$(653)	(54.3	) %

The valuation allowance for deferred tax assets decreased to $6 million as of September 30, 2009 from $49 million at December 31, 2008, primarily due to a reduction in capital losses that have not been recognized for tax purposes and a reduction in gross unrealized losses on equity securities.  Income tax expense for the nine months ended September 30, 2009 includes expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  The release of the valuation allowance is related to the reversal of previously recorded other-than-temporary impairment write-downs that would not have been recorded under the new OTTI accounting guidance.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.

During the second quarter of 2009, the Company received the Internal Revenue Service’s (“IRS”) audit report related to the examination of federal income tax returns filed for years 2005 and 2006.  The Company has protested certain adjustments to the Appeals Division of the IRS.  The liability balance for unrecognized tax benefits at September 30, 2009 was $22 million.  The Company believes it is reasonably possible that the liability will be reduced by $22 million within the next twelve months upon the resolution of an outstanding issue resulting from the

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2005-2006 examination.  Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the Company’s effective tax rate.

12.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Pension benefits
Service cost	$32	$36	$95	$109
Interest cost	83	78	248	235
Expected return on plan assets	(100)	(100)	(298)	(300)
Amortization of:
Prior service credit	(1)	(1)	(2)	(2)
Net actuarial loss	5	10	13	28
Settlement loss	15	14	47	36
Net periodic pension cost	$34	$37	$103	$106

Postretirement benefits
Service cost	$3	$5	$10	$14
Interest cost	13	14	42	43
Amortization of:
Prior service costs	(2)	--	(1)	1
Net actuarial gain	(7)	(6)	(23)	(18)
Net periodic postretirement benefit cost	$7	$13	$28	$40

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$4,167	$4,265	$12,493	$12,848
Non-standard auto	237	270	730	844
Total auto	4,404	4,535	13,223	13,692
Homeowners	1,504	1,577	4,562	4,685
Other personal lines	627	673	1,893	1,922
Allstate Protection	6,535	6,785	19,678	20,299
Discontinued Lines and Coverages	--	--	(1)	--
Total property-liability insurance premiums earned	6,535	6,785	19,677	20,299
Net investment income	326	386	1,004	1,287
Realized capital gains and losses	(290)	(634)	(403)	(1,066)
Total Property-Liability	6,571	6,537	20,278	20,520

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	103	100	303	293
Immediate annuities with life contingencies	15	25	83	91
Accident, health and other	114	103	340	305
Total life and annuity premiums	232	228	726	689
Interest-sensitive life insurance	238	227	699	662
Fixed annuities	11	13	34	39
Variable annuities	1	--	1	1
Total contract charges	250	240	734	702
Total life and annuity premiums and contract charges	482	468	1,460	1,391
Net investment income	744	937	2,327	2,895
Realized capital gains and losses	(234)	(599)	(156)	(1,996)
Total Allstate Financial	992	806	3,631	2,290

Corporate and Other
Service fees	3	2	7	7
Net investment income	14	32	37	111
Realized capital gains and losses	5	(55)	9	(96)
Total Corporate and Other before reclassification of service fees	22	(21)	53	22
Reclassification of service fees (1)	(3)	(2)	(7)	(7)
Total Corporate and Other	19	(23)	46	15
Consolidated revenues	$7,582	$7,320	$23,955	$22,825

(1)           For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$363	$(857)	$578	$(61)
Discontinued Lines and Coverages	(17)	(8)	(27)	(18)
Total underwriting income (loss)	346	(865)	551	(79)
Net investment income	326	386	1,004	1,287
Income tax (expense) benefit on operations	(170)	230	(346)	(237)
Realized capital gains and losses, after-tax	(188)	(412)	(373)	(690)
Property-Liability net income (loss)	314	(661)	836	281

Allstate Financial
Life and annuity premiums and contract charges	482	468	1,460	1,391
Net investment income	744	937	2,327	2,895
Periodic settlements and accruals on non-hedge derivative financial instruments	2	9	--	25
Contract benefits and interest credited to contractholder funds	(879)	(1,022)	(2,735)	(3,043)
Operating costs and expenses and amortization of deferred policy acquisition costs	(207)	(274)	(672)	(764)
Restructuring and related charges	(4)	--	(24)	--
Income tax expense on operations	(43)	(30)	(111)	(155)
Operating income	95	88	245	349
Realized capital gains and losses, after-tax	(151)	(390)	(239)	(1,298)
DAC and DSI accretion (amortization) related to realized capital gains and losses, after-tax	18	110	(132)	283
DAC and DSI unlocking related to realized capital gains and losses, after-tax	--	--	(224)	--
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(1)	(6)	--	(16)
Gain (loss) on disposition of operations, after-tax	1	2	4	(4)
Allstate Financial net loss	(38)	(196)	(346)	(686)

Corporate and Other
Service fees (1)	3	2	7	7
Net investment income	14	32	37	111
Operating costs and expenses (1)	(112)	(92)	(309)	(279)
Income tax benefit on operations	37	28	105	79
Operating loss	(58)	(30)	(160)	(82)
Realized capital gains and losses, after-tax	3	(36)	6	(63)
Corporate and Other net loss	(55)	(66)	(154)	(145)
Consolidated net income (loss)	$221	$(923)	$336	$(550)

(1)           For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.  Other Comprehensive Income

The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2009			2008
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$3,354	$(1,185)	$2,169	$(3,050)	$1,068	$(1,982)
Less: reclassification adjustment of realized capital gains and losses	(85)	30	(55)	(1,202)	421	(781)

Unrealized net capital gains and losses	3,439	(1,215)	2,224	(1,848)	647	(1,201)

Unrealized foreign currency translation adjustments	39	(14)	25	(26)	9	(17)

Unrecognized pension and other postretirement benefit cost	122	(67)	55	6	(2)	4

Other comprehensive income (loss)	$3,600	$(1,296)	2,304	$(1,868)	$654	(1,214)

Net income (loss)			221			(923)

Comprehensive income (loss)			$2,525			$(2,137)

	Nine months ended September 30,
	2009			2008
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$6,168	$(2,156)	$4,012	$(6,286)	$2,200	$(4,086)
Less: reclassification adjustment of realized capital gains and losses	(640)	224	(416)	(2,650)	927	(1,723)

Unrealized net capital gains and losses	6,808	(2,380)	4,428	(3,636)	1,273	(2,363)

Unrealized foreign currency translation adjustments	57	(20)	37	(48)	17	(31)

Unrecognized pension and other postretirement benefit cost	109	(63)	46	(105)	34	(71)

Other comprehensive income (loss)	$6,974	$(2,463)	4,511	$(3,789)	$1,324	(2,465)

Net income (loss)			336			(550)

Comprehensive income (loss)			$4,847			$(3,015)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statements of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the condensed consolidated financial statements, the Company changed its presentation and method of accounting for other-than-temporary impairments of debt securities in the second quarter of 2009.

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

November 4, 2009

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

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

HIGHLIGHTS

•                  Consolidated net income was $221 million in the third quarter of 2009 compared to a net loss of $923 million in the third quarter of 2008, and net income was $336 million in the first nine months of 2009 compared to a net loss of $550 million in the first nine months of 2008.  Net income per diluted share was $0.41 in the third quarter of 2009 compared to net loss per diluted share of $1.70 in the third quarter of 2008, and net income per diluted share of $0.62 in the first nine months of 2009 compared to net loss per diluted share of $1.00 in the first nine months of 2008.

•                  Property-Liability net income was $314 million in the third quarter of 2009 compared to a net loss of $661 million in the third quarter of 2008, and net income of $836 million in the first nine months of 2009 compared to $281 million in the first nine months of 2008.

•                  The Property-Liability combined ratio was 94.7 in the third quarter of 2009 compared to 112.7 in the third quarter of 2008, and 97.2 in the first nine months of 2009 compared to 100.4 in the first nine months of 2008.

•                  Allstate Financial had a net loss of $38 million in the third quarter of 2009 compared to a net loss of $196 million in the third quarter of 2008, and a net loss of $346 million in the first nine months of 2009 compared to a net loss of $686 million in the first nine months of 2008.

•                  Total revenues were $7.58 billion in the third quarter of 2009 compared to $7.32 billion in the third quarter of 2008, and $23.96 billion in the first nine months of 2009 compared to $22.83 billion in the first nine months of 2008.

•                  Property-Liability premiums earned in the third quarter of 2009 totaled $6.54 billion, a decrease of 3.7% from $6.79 billion in the third quarter of 2008, and $19.68 billion in the first nine months of 2009, a decrease of 3.1% from $20.30 billion in the first nine months of 2008.

•                  Net realized capital losses were $519 million in the third quarter of 2009 compared to net realized capital losses of $1.29 billion in the third quarter of 2008, and net realized capital losses were $550 million in the first nine months of 2009 compared to net realized capital losses of $3.16 billion in the first nine months of 2008.

•                  Investments as of September 30, 2009 totaled $100.63 billion, an increase of 4.8% from $96.00 billion as of December 31, 2008.  Net investment income in the third quarter of 2009 was $1.08 billion, a decrease of 20.0% from $1.36 billion in the third quarter of 2008, and $3.37 billion in the first nine months of 2009, a decrease of 21.5% from $4.29 billion in the first nine months of 2008.

•                  Book value per diluted share (ratio of shareholders’ equity to total shares outstanding and dilutive potential shares outstanding) was $32.29 as of September 30, 2009, an increase of 2.9% from $31.39 as of September 30, 2008 and an increase of 37.6% from $23.47 as of December 31, 2008.

•                  For the twelve months ended September 30, 2009, return on the average of beginning and ending period shareholders’ equity was (4.6)%, a decrease of 5.7 points from 1.1% for the twelve months ended September 30, 2008.

•                  At September 30, 2009, we had $17.51 billion in capital.  This total included $3.36 billion in deployable invested assets at the parent holding company level.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

CONSOLIDATED NET INCOME (LOSS)

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Property-liability insurance premiums earned	$6,535	$6,785	$19,677	$20,299
Life and annuity premiums and contract charges	482	468	1,460	1,391
Net investment income	1,084	1,355	3,368	4,293
Realized capital gains and losses:
Total other-than-temporary impairment losses	(539)	(1,119)	(1,735)	(2,842)
Portion of loss recognized in other comprehensive income	147	--	301	--
Net other-than-temporary impairment losses recognized in earnings	(392)	(1,119)	(1,434)	(2,842)
Sales and other realized capital gains and losses	(127)	(169)	884	(316)
Total realized capital gains and losses	(519)	(1,288)	(550)	(3,158)
Total revenues	7,582	7,320	23,955	22,825

Costs and expenses
Property-liability insurance claims and claims expense	(4,573)	(5,971)	(14,295)	(15,423)
Life and annuity contract benefits	(382)	(418)	(1,176)	(1,210)
Interest credited to contractholder funds	(496)	(586)	(1,636)	(1,773)
Amortization of deferred policy acquisition costs	(1,023)	(980)	(3,649)	(3,014)
Operating costs and expenses	(744)	(814)	(2,247)	(2,334)
Restructuring and related charges	(35)	(10)	(112)	(4)
Interest expense	(106)	(88)	(291)	(264)
Total costs and expenses	(7,359)	(8,867)	(23,406)	(24,022)

Gain (loss) on disposition of operations	2	3	6	(6)
Income tax (expense) benefit	(4)	621	(219)	653
Net income (loss)	$221	$(923)	$336	$(550)

Property-Liability	$314	$(661)	$836	$281
Allstate Financial	(38)	(196)	(346)	(686)
Corporate and Other	(55)	(66)	(154)	(145)
Net income (loss)	$221	$(923)	$336	$(550)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

PROPERTY-LIABILITY HIGHLIGHTS

•    Premiums written, an operating measure that is defined and reconciled to premiums earned in the Property-Liability Operations section of the MD&A, decreased 2.2% to $6.81 billion in the third quarter of 2009 from $6.97 billion in the third quarter of 2008, and 2.9% to $19.69 billion in the first nine months of 2009 from $20.28 billion in the first nine months of 2008.  Allstate brand standard auto premiums written in the third quarter of 2009 were comparable to the third quarter of 2008.  Allstate brand standard auto premiums written decreased 1.5% to $11.90 billion in the first nine months of 2009 from $12.08 billion in the first nine months of 2008.  Allstate brand homeowners premiums written decreased 0.2% to $1.57 billion in the third quarter of 2009 from $1.58 billion in the third quarter of 2008, and decreased 0.4% to $4.28 billion in the first nine months of 2009 from $4.29 billion in the first nine months of 2008.

•    Premium operating measures and statistics contributing to the overall Allstate brand standard auto premiums   written were the following:

–      1.3% decrease in policies in force (“PIF”) as of September 30, 2009 compared to September 30, 2008

–      0.2 point increase in the six month renewal ratio to 89.1% in the third quarter of 2009 compared to 88.9% in the third quarter of 2008, and 0.1 point decline in the six month renewal ratio to 88.9% in the first nine months of 2009 compared to 89.0% in the first nine months of 2008

–      1.9% increase in the six month policy term average gross premium before reinsurance to $435 in the third quarter of 2009 from $427 in the third quarter of 2008, and 1.2% increase in the six month policy term average gross premium before reinsurance to $432 in the first nine months of 2009 from $427 in the first nine months of 2008

–      12.0% and 12.6% increase in new issued applications in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008

•    Premium operating measures and statistics contributing to the overall Allstate brand homeowners premiums written decline were the following:

–      4.1% decrease in PIF as of September 30, 2009 compared to September 30, 2008

–      1.2 point increase in the twelve month renewal ratio to 88.5% in the third quarter of 2009 compared to 87.3% in the third quarter of 2008, and 1.2 point increase in the twelve month renewal ratio to 88.0% in the first nine months of 2009 compared to 86.8% in the first nine months of 2008

–      4.3% increase in the twelve month policy term average gross premium before reinsurance to $889 in the third quarter of 2009 from $852 in the third quarter of 2008, and 2.0% increase in the twelve month policy term average gross premium before reinsurance to $878 in the first nine months of 2009 from $861 in the first nine months of 2008

–      3.9% and 10.3% decrease in new issued applications in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008

–      $4 million decrease in catastrophe reinsurance costs to $142 million in the third quarter of 2009 from $146 million in the third quarter of 2008, and $113 million decrease in catastrophe reinsurance costs to $422 million in the first nine months of 2009 from $535 million in the first nine months of 2008

•    Factors contributing to the Allstate brand standard auto loss ratio increase of 1.9 points to 68.6 in the third quarter of 2009 from 66.7 in the third quarter of 2008, and an increase of 3.0 points to 69.4 in the first nine months of 2009 from 66.4 in the first nine months of 2008 were the following:

–      10.7% and 5.6% increase in standard auto gross claim frequency (rate of claim occurrence per policy in force) for property damage in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008

–      19.6% and 12.7% increase in standard auto gross claim frequency for bodily injury in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008

–      0.9% decrease and a 0.7% increase in auto claim severities (average cost per claim) for bodily injury in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008

–      1.0% decrease in auto claim severities for property damage in the third quarter and first nine months of 2009 compared to the same periods of 2008

•    Factors contributing to the Allstate brand homeowners loss ratio, which includes catastrophes, decrease of 82.7 points to 75.4 in the third quarter of 2009 from 158.1 in the third quarter of 2008, and a decrease of 24.1 points to 84.5 in the first nine months of 2009 from 108.6 in the first nine months of 2008 were the following:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

–      83.9 point decrease in the effect of catastrophe losses to 22.3 points in the third quarter of 2009 compared to 106.2 points in the third quarter of 2008, and 26.4 point decrease in the effect of catastrophe losses to 31.9 points in the first nine months of 2009 compared to 58.3 points in the first nine months of 2008

–      13.5% and 7.7% increase in homeowner gross claim frequency, excluding catastrophes, in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008

–      9.0% and 6.6% increase in claim severity, excluding catastrophes, in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008

•    Factors contributing to the $1.41 billion decrease in catastrophe losses to $407 million in the third quarter of 2009 compared to $1.82 billion in the third quarter of 2008, and a decrease of $1.34 billion to $1.74 billion in the first nine months of 2009 compared to $3.08 billion in the first nine months of 2008 were the following:

–      $80 million favorable prior year reserve reestimates, included in catastrophe losses, in the third quarter of 2009, primarily related to a subrogation recovery compared to $3 million favorable reserve reestimates in the third quarter of 2008.  $139 million of favorable reserve reestimates in the first nine months of 2009 compared to $125 million unfavorable reserve reestimates in the first nine months of 2008, primarily related to litigation in Louisiana for Hurricane Katrina

–      24 events with $401 million of losses in the third quarter of 2009 compared to 35 events with losses of $1.74 billion in the third quarter of 2008, and 69 events with $1.88 billion of losses in the first nine months of 2009 compared to 105 events with losses of $2.96 billion in the first nine months of 2008

•    Factors contributing to prior year reserve reestimates of $52 million favorable in the third quarter of 2009 compared to no prior year reserve reestimates recorded in the third quarter of 2008, and prior year reserve reestimates of $87 million favorable in the first nine months of 2009 compared to $110 million unfavorable in the first nine months of 2008 included:

–      prior year reserve reestimates related to auto, homeowners and other personal lines in the third quarter of 2009 contributed $11 million unfavorable, $75 million favorable and $3 million favorable, respectively, compared to prior year reserve reestimates in the third quarter of 2008 of $27 million favorable related to auto, $20 million unfavorable related to homeowners and no reserve reestimates related to other personal lines.  Prior year reserve reestimates related to auto, homeowners and other personal lines in the first nine months of 2009 contributed $28 million favorable, $118 million favorable and $38 million unfavorable, respectively, compared to prior year reserve reestimates in the first nine months of 2008 of $94 million favorable, $116 million unfavorable and $74 million unfavorable, respectively

–      prior year reserve reestimates in the third quarter of 2009 and in the first nine months of 2009 and 2008 are largely attributable to prior year catastrophes and a $45 million incurred but not reported (“IBNR”) reclassification from auto to other personal lines that occurred in the first quarter of 2008

•    Our 2009 “grounds up” review resulted in asbestos reserve reestimates of $8 million favorable in the third quarter of 2009 compared to $8 million unfavorable in the third quarter of 2008, and environmental reserve reestimates of $13 million unfavorable in the third quarter of 2009 compared to no reserve reestimates for environmental recorded in the third quarter of 2008.

•    Property-Liability underwriting income of $346 million in the third quarter of 2009 compared to an underwriting loss of $865 million in the third quarter of 2008, and Property-Liability underwriting income of $551 million in the first nine months of 2009 compared to an underwriting loss of $79 million in the first nine months of 2008 included the following primary contributing factors:

–      Allstate brand standard auto loss ratio increased 1.9 points to 68.6 in the third quarter of 2009 from 66.7 in the third quarter of 2008, and increased 3.0 points to 69.4 in the first nine months of 2009 from 66.4 in the first nine months of 2008

–      Allstate brand homeowners loss ratio, which includes catastrophes, decreased 82.7 points to 75.4 in the third quarter of 2009 from 158.1 in the third quarter of 2008, and decreased 24.1 points to 84.5 in the first nine months of 2009 from 108.6 in the first nine months of 2008

Underwriting income (loss), a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•    Property-Liability investments as of September 30, 2009 were $35.36 billion, an increase of 14.7% from $30.84 billion as of December 31, 2008.  Net investment income was $326 million in the third quarter of 2009, a decrease of 15.5% from $386 million in the third quarter of 2008, and $1.00 billion in the first nine months of 2009, a decrease of 22.0% from $1.29 billion in the first nine months of 2008.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

•    Net realized capital losses were $290 million in the third quarter of 2009 compared to net realized capital losses of $634 million in the third quarter of 2008, and net realized capital losses were $403 million in the first nine months of 2009 compared to net realized capital losses of $1.07 billion in the first nine months of 2008.

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

The table below includes GAAP operating ratios we use to measure our profitability.  We believe that they enhance an investor’s understanding of our profitability.  They are calculated as follows:

•      Claims and claims expense (“loss”) ratio – the ratio of claims and claims expense to premiums earned.  Loss ratios include the impact of catastrophe losses.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Summarized financial data, a reconciliation of underwriting income (loss) to net income (loss) and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Premiums written	$6,810	$6,966	$19,694	$20,283

Revenues
Premiums earned	$6,535	$6,785	$19,677	$20,299
Net investment income	326	386	1,004	1,287
Realized capital gains and losses	(290)	(634)	(403)	(1,066)
Total revenues	6,571	6,537	20,278	20,520

Costs and expenses
Claims and claims expense	(4,573)	(5,971)	(14,295)	(15,423)
Amortization of DAC	(943)	(991)	(2,832)	(3,002)
Operating costs and expenses	(642)	(678)	(1,911)	(1,949)
Restructuring and related charges	(31)	(10)	(88)	(4)
Total costs and expenses	(6,189)	(7,650)	(19,126)	(20,378)

Income tax (expense) benefit	(68)	452	(316)	139
Net income (loss)	$314	$(661)	$836	$281

Underwriting income (loss)	$346	$(865)	$551	$(79)
Net investment income	326	386	1,004	1,287
Income tax (expense) benefit on operations	(170)	230	(346)	(237)
Realized capital gains and losses, after-tax	(188)	(412)	(373)	(690)
Net income (loss)	$314	$(661)	$836	$281

Catastrophe losses (1)	$407	$1,816	$1,741	$3,082

GAAP operating ratios
Claims and claims expense ratio	70.0	88.0	72.6	76.0
Expense ratio	24.7	24.7	24.6	24.4
Combined ratio	94.7	112.7	97.2	100.4
Effect of catastrophe losses on combined ratio (1)	6.2	26.8	8.8	15.2
Effect of prior year reserve reestimates on combined ratio (1)	(0.7)	--	(0.4)	0.6
Effect of restructuring and related charges on combined ratio	0.5	0.1	0.4	--
Effect of Discontinued Lines and Coverages on combined ratio	0.3	0.1	0.1	0.1

(1)

Prior year reserve reestimates included in catastrophe losses totaled $80 million and $139 million favorable in the three months and nine months ended September 30, 2009, respectively, compared to $3 million favorable and $125 million unfavorable in the three months and nine months ended September 30, 2008, respectively.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

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

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Premiums written:
Allstate Protection	$6,810	$6,966	$19,695	$20,283
Discontinued Lines and Coverages	--	--	(1)	--
Property-Liability premiums written	6,810	6,966	19,694	20,283
Increase in unearned premiums	(315)	(181)	(48)	(41)
Other	40	--	31	57
Property-Liability premiums earned	$6,535	$6,785	$19,677	$20,299

Premiums earned:
Allstate Protection	$6,535	$6,785	$19,678	$20,299
Discontinued Lines and Coverages	--	--	(1)	--
Property-Liability	$6,535	$6,785	$19,677	$20,299

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following tables.

($ in millions)	Three months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2009	2008	2009	2008	2009	2008
Standard auto	$4,049	$4,050	$208	$264	$4,257	$4,314
Non-standard auto	235	257	6	8	241	265
Homeowners	1,573	1,576	110	126	1,683	1,702
Other personal lines (1)	605	654	24	31	629	685
Total	$6,462	$6,537	$348	$429	$6,810	$6,966

($ in millions)	Nine months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2009	2008	2009	2008	2009	2008
Standard auto	$11,903	$12,084	$629	$806	$12,532	$12,890
Non-standard auto	708	792	19	31	727	823
Homeowners	4,276	4,292	319	368	4,595	4,660
Other personal lines (1)	1,764	1,821	77	89	1,841	1,910
Total	$18,651	$18,989	$1,044	$1,294	$19,695	$20,283

(1)  Other personal lines include commercial lines, condominium, renters, involuntary auto and other personal lines.

Allstate brand premiums written by the direct channel, including customer information centers and the internet, increased 29.0% to $169 million in the third quarter of 2009 from $131 million in the third quarter of 2008, and 25.3% to $461 million in the first nine months of 2009 from $368 million in the first nine months of 2008.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Premiums earned by brand are shown in the following tables.

($ in millions)	Three months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2009	2008	2009	2008	2009	2008
Standard auto	$3,946	$3,993	$221	$272	$4,167	$4,265
Non-standard auto	231	261	6	9	237	270
Homeowners	1,396	1,453	108	124	1,504	1,577
Other personal lines	601	643	26	30	627	673
Total	$6,174	$6,350	$361	$435	$6,535	$6,785

($ in millions)	Nine months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2009	2008	2009	2008	2009	2008
Standard auto	$11,791	$12,018	$702	$830	$12,493	$12,848
Non-standard auto	708	809	22	35	730	844
Homeowners	4,222	4,299	340	386	4,562	4,685
Other personal lines	1,811	1,828	82	94	1,893	1,922
Total	$18,532	$18,954	$1,146	$1,345	$19,678	$20,299

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

Standard auto premiums written totaled $4.26 billion in the third quarter of 2009, a decrease of 1.3% from $4.31 billion in the third quarter of 2008, and $12.53 billion in the first nine months of 2009, a decrease of 2.8% from $12.89 billion in the first nine months of 2008.

Standard Auto	Allstate brand		Encompass brand
Three months ended September 30,	2009	2008	2009	2008
PIF (thousands)	17,774	18,012	921	1,118
Average premium-gross written (1)	$435	$427	$981	$962
Renewal ratio (%) (1)	89.1	88.9	69.1	74.2

Nine months ended September 30,
PIF (thousands)	17,774	18,012	921	1,118
Average premium-gross written (1)	$432	$427	$968	$962
Renewal ratio (%) (1)	88.9	89.0	69.6	74.4

(1) Policy term is six months for Allstate brand and twelve months for Encompass brand.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Allstate brand standard auto premiums written in the third quarter of 2009 were comparable to the third quarter of 2008.  Allstate brand standard auto premiums written totaled $11.90 billion in the first nine months of 2009, a decrease of 1.5% from $12.08 billion in the first nine months of 2008.  Contributing to the Allstate brand standard auto premiums written were the following:

–      decrease in PIF as of September 30, 2009 compared to September 30, 2008, due to fewer policies available to renew and lower retention

–      12.0% increase in new issued applications on a countrywide basis to 524 thousand in the third quarter of 2009 from 468 thousand in the third quarter of 2008, and 12.6% increase to 1,541 thousand in the first nine months of 2009 from 1,369 thousand in the first nine months of 2008

–      increase in average gross premium in the third quarter and first nine months of 2009 compared to the same periods of 2008, primarily due to rate changes, partially offset by customers electing to change coverage levels of their policy

Encompass brand standard auto premiums written totaled $208 million in the third quarter of 2009, a decrease of 21.2% from $264 million in the third quarter of 2008, and $629 million in the first nine months of 2009, a decrease of 22.0% from $806 million in the first nine months of 2008.  Contributing to the Encompass brand standard auto premiums written decrease in the third quarter and first nine months of 2009 compared to the same periods of 2008 was a decrease in PIF, driven by lower new business production and lower retention.

Decreases are expected in Encompass brand standard auto PIF as profit improvement actions have been implemented.  Some of these actions involve improving business quality by strengthening underwriting guidelines, terminating relationships with certain independent agencies and rate changes.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for standard auto during the three months and nine months ended September 30, 2009 and 2008, respectively.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.

	Three months ended September 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
	2009	2008	2009	2008	2009	2008
Allstate brand	15	12	1.4	0.6	6.5	3.8
Encompass brand	13	14	1.6	1.3	9.6	11.0

	Nine months ended September 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
	2009	2008	2009	2008	2009	2008
Allstate brand (4)	33 (5)	30	3.1	1.1	6.1	1.9
Encompass brand	35	32	6.1	2.4	9.1	4.6

(1)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2009 and 2008, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2009 and 2008, respectively, as a percentage of total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for standard auto totaled $238 million and $544 million in the three months and nine months ended September 30, 2009, respectively, compared to $113 million and $193 million in the three months and nine months ended September 30, 2008, respectively.

(4)

Excluding the impact of a 15.9% rate reduction in California related to an order effective in April 2008, the Allstate brand standard auto rate change is 6.1% on a state specific basis and 2.8% on a countrywide basis for the nine months ended September 30, 2008.

(5)	Includes Washington D.C.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Non-standard auto premiums written totaled $241 million in the third quarter of 2009, a decrease of 9.1% from $265 million in the third quarter of 2008 and $727 million in the first nine months of 2009, a decrease of 11.7% from $823 million in the first nine months of 2008.

Non-Standard Auto	Allstate brand		Encompass brand
Three months ended September 30,	2009	2008	2009	2008
PIF (thousands)	733	767	25	45
Average premium-gross written	$613	$625	$470	$423
Renewal ratio (%)	72.6	73.8	70.5	70.9

Nine months ended September 30,
PIF (thousands)	733	767	25	45
Average premium-gross written	$613	$625	$480	$478
Renewal ratio (%)	72.5	74.1	69.5	68.0

Allstate brand non-standard auto premiums written totaled $235 million in the third quarter of 2009, a decrease of 8.6% from $257 million in the third quarter of 2008, and $708 million in the first nine months of 2009, a decrease of 10.6% from $792 million in the first nine months of 2008.  Contributing to the Allstate brand non-standard auto premiums written decrease in the third quarter and first nine months of 2009 compared to the same periods of 2008 were the following:

–     decrease in PIF as of September 30, 2009 compared to September 30, 2008, due to new business production that was insufficient to offset declines in the renewal ratio and polices available to renew

–     11.0% increase in new issued applications to 91 thousand in the third quarter of 2009 from 82 thousand in the third quarter of 2008, and 13.4% increase to 279 thousand in the first nine months of 2009 from 246 thousand in the first nine months of 2008

–     decrease in average gross premium in the third quarter and first nine months of 2009 compared to the same periods of 2008

–     decrease in the renewal ratio in the third quarter and first nine months of 2009 compared to the same periods of 2008

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for non-standard auto during the three months and nine months ended September 30, 2009 and 2008, respectively.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.

	Three months ended September 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
	2009	2008	2009	2008	2009	2008
Allstate brand	4	2	1.2	--	5.5	0.6
Encompass brand	--	3	--	4.0	--	20.7

	Nine months ended September 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
	2009	2008	2009	2008	2009	2008
Allstate brand	9	9 (4)	1.5	0.1	4.5	0.5
Encompass brand	1	3	0.9	4.0	31.7	20.7

(1)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2009 and 2008, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2009 and 2008, respectively, as a percentage of total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $12 million and $15 million in three months and nine months ended September 30, 2009, respectively, compared to $3 million and $3 million in the three months and nine months ended September 30, 2008, respectively.

(4)	Includes Washington D.C.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Homeowners premiums written totaled $1.68 billion in the third quarter of 2009, a decrease of 1.1% from $1.70 billion in the third quarter of 2008, and $4.60 billion in the first nine months of 2009, a decrease of 1.4% from $4.66 billion in the first nine months of 2008.  Excluding the cost of catastrophe reinsurance, premiums written declined 1.2% and 3.4% in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008.  For a more detailed discussion on reinsurance, see the Allstate Protection Reinsurance section of the MD&A.

Homeowners	Allstate brand		Encompass brand
Three months ended September 30,	2009	2008	2009	2008
PIF (thousands)	7,027	7,326	391	457
Average premium-gross written (12 months)	$889	$852	$1,279	$1,217
Renewal ratio (%)	88.5	87.3	79.3	81.3

Nine months ended September 30,
PIF (thousands)	7,027	7,326	391	457
Average premium-gross written (12 months)	$878	$861	$1,262	$1,202
Renewal ratio (%)	88.0	86.8	79.4	80.9

Allstate brand homeowners premiums written totaled $1.57 billion in the third quarter of 2009, a decrease of 0.2% from $1.58 billion in the third quarter of 2008.  Allstate brand homeowners premiums written in the first nine months of 2009 totaled $4.28 billion, a decrease of 0.4% from $4.29 billion in the first nine months of 2008.  Contributing to the Allstate brand homeowners premiums written decrease in the third quarter and first nine months of 2009 compared to the same periods of 2008 were the following:

–      decrease in PIF as of September 30, 2009 compared to September 30, 2008, due to fewer policies available to renew and fewer new issued applications

–      3.9% decrease in new issued applications to 148 thousand in the third quarter of 2009 from 154 thousand in the third quarter of 2008, and 10.3% decrease to 420 thousand in the first nine months of 2009 from 468 thousand in the first nine months of 2008

–      increase in average gross premium in the third quarter and first nine months of 2009 compared to the same periods of 2008, primarily due to rate increases, partially offset by the impact of reduced PIF in catastrophe management areas with higher average gross premiums and a state insurance department initiated rate reduction in California

–      increase in the renewal ratio in the third quarter and first nine months of 2009 compared to the same periods of 2008 in part driven by less non-renewal activity in coastal states that are more susceptible to major catastrophes

–      decrease in the net cost of our catastrophe reinsurance program

Encompass brand homeowners premiums written totaled $110 million in the third quarter of 2009, a decrease of 12.7% from $126 million in the third quarter of 2008, and $319 million in the first nine months of 2009, a decrease of 13.3% from $368 million in the first nine months of 2008.  Contributing to the Encompass brand homeowners premiums written decrease in the third quarter and first nine months of 2009 compared to the same periods of 2008 were the following:

–      decrease in PIF as of September 30, 2009 compared to September 30, 2008, driven by lower new business production and fewer policies available to renew

–      increase in average gross premium in the third quarter and first nine months of 2009 compared to the same periods of 2008 due to rate changes

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for homeowners during the three months and nine months ended September 30, 2009 and 2008, respectively, including rate changes approved based on our net cost of reinsurance.

	Three months ended September 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
	2009	2008	2009	2008	2009	2008
Allstate brand (4) (5)	19	17	2.4	(3.1)	6.9	(11.5)
Encompass brand	17	12	2.0	0.5	4.8	2.3

	Nine months ended September 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
	2009	2008	2009	2008	2009	2008
Allstate brand (4) (5)	33	33	6.6	(1.1)	9.9	(1.9)
Encompass brand (5)	33	25	4.1	1.8	6.0	4.0

(1)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2009 and 2008, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2009 and 2008, respectively, as a percentage of total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for homeowners totaled $158 million and $420 million in the three months and nine months ended September 30, 2009, respectively, compared to $(194) million and $(61) million in the three months and nine months ended September 30, 2008, respectively.

(4)

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Underwriting results are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Premiums written	$6,810	$6,966	$19,695	$20,283
Premiums earned	$6,535	$6,785	$19,678	$20,299
Claims and claims expense	(4,557)	(5,965)	(14,274)	(15,410)
Amortization of DAC	(943)	(991)	(2,832)	(3,002)
Other costs and expenses	(641)	(676)	(1,906)	(1,944)
Restructuring and related charges	(31)	(10)	(88)	(4)
Underwriting income (loss)	$363	$(857)	$578	$(61)
Catastrophe losses	$407	$1,816	$1,741	$3,082

Underwriting income (loss) by line of business
Standard auto (1)	$284	$364	$743	$1,238
Non-standard auto	24	48	64	124
Homeowners	27	(1,237)	(293)	(1,415)
Other personal lines (1)	28	(32)	64	(8)
Underwriting income (loss)	$363	$(857)	$578	$(61)

Underwriting income (loss) by brand
Allstate brand	$364	$(808)	$576	$(40)
Encompass brand	(1)	(49)	2	(21)
Underwriting income (loss)	$363	$(857)	$578	$(61)

(1)   During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

Allstate Protection experienced underwriting income of $363 million during the third quarter of 2009 compared to an underwriting loss of $857 million in the same period of 2008 primarily due to homeowners underwriting income in the third quarter of 2009 compared to an underwriting loss in the same period of 2008, partially offset by decreases in standard auto underwriting income.  For the nine months ended September 30, 2009, Allstate Protection’s underwriting income was $578 million compared to an underwriting loss of $61 million in the same period of 2008 primarily due to decreases in homeowners underwriting loss, partially offset by decreases in standard auto underwriting income.  Homeowners underwriting income totaled $27 million in the third quarter of 2009 compared to an underwriting loss of $1.24 billion in the third quarter of 2008.  Homeowners underwriting loss decreased 79.3% to an underwriting loss of $293 million in the first nine months of 2009 from an underwriting loss of $1.42 billion in the first nine months of 2008.  Changes in homeowners underwriting results for both periods were primarily due to lower catastrophes losses, partially offset by increases in homeowner gross claim frequency and claim severities excluding catastrophes.  Standard auto underwriting income decreased 22.0% to $284 million in the third quarter of 2009 from $364 million in the third quarter of 2008, and 40.0% to $743 million in the first nine months of 2009 from $1.24 billion in the first nine months of 2008.  The decrease in both periods was primarily due to increases in auto claim frequency and lower premiums earned.

Catastrophe losses in the third quarter and first nine months of 2009 were $407 million and $1.74 billion, respectively, as detailed in the table below.  This compares to catastrophe losses in the third quarter and first nine months of 2008 of $1.82 billion and $3.08 billion, respectively.

We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event.  Catastrophes are caused by various natural events including high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes.  We are also exposed to man-made catastrophic events, such as

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

certain acts of terrorism or industrial accidents.  The nature and level of catastrophes in any future period cannot be reliably predicted.

Catastrophe losses related to events that occurred by the size of the event are shown in the following tables.

($ in millions)	Three months ended September 30, 2009
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
$100 million to $250 million	1	4.2%	$112	27.5%	1.7	$112
$50 million to $100 million	1	4.2	79	19.4	1.2	79
Less than $50 million	22	91.6	210	51.6	3.2	10
Total	24	100.0%	$401	98.5	6.1	17
Prior year reserve reestimates			(80)	(19.6)	(1.2)
Prior quarter reserve reestimates			86	21.1	1.3
Total catastrophe losses			$407	100.0%	6.2

($ in millions)	Nine months ended September 30, 2009
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
$100 million to $250 million	4	5.8%	$511	29.3%	2.6	$128
$50 million to $100 million	9	13.0	635	36.5	3.2	71
Less than $50 million	56	81.2	734	42.2	3.7	13
Total	69	100.0%	$1,880	108.0	9.5	27
Prior year reserve reestimates			(139)	(8.0)	(0.7)
Total catastrophe losses			$1,741	100.0%	8.8

Catastrophe losses incurred by the type of event are shown in the following table.

($ in millions)	Three months ended September 30,				Nine months ended September 30,
	2009	Number of events	2008	Number of events	2009	Number of events	2008	Number of events
Hurricanes/Tropical storms	$--	--	$1,484	5	$--	--	$1,484	5
Tornadoes	--	--	7	1	332	4	554	18
Wind/Hail	384	22	243	24	1,334	57	845	69
Other events	17	2	7	5	214	8	74	13
Prior year reserve reestimates	(80)		(3)		(139)		125
Prior quarter reserve reestimates	86		78		--		--
Total catastrophe losses	$407	24	$1,816	35	$1,741	69	$3,082	105

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Combined ratio  Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined in the Property-Liability Operations section of the MD&A.

	Three months ended September 30,						Nine months ended September 30,
			Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserves reestimates on the combined ratio				Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserves reestimates on the combined ratio
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Allstate brand loss ratio:
Standard auto	68.6	66.7	1.3	1.9	0.3	(0.7)	69.4	66.4	1.7	1.8	(0.1)	(0.3)
Non-standard auto	63.6	57.1	0.4	1.5	(3.9)	(1.9)	66.4	60.8	0.8	1.1	(2.3)	(0.9)
Homeowners	75.4	158.1	22.3	106.2	(5.2)	1.3	84.5	108.6	31.9	58.3	(2.4)	2.5
Other personal lines	64.1	77.0	4.0	17.1	(0.8)	1.2	67.5	70.1	7.2	11.2	1.7	1.5

Total Allstate brand loss ratio	69.5	88.2	6.3	27.3	(1.2)	(0.1)	72.5	76.1	9.1	15.5	(0.6)	0.5
Allstate brand expense ratio	24.6	24.5					24.4	24.1
Allstate brand combined ratio	94.1	112.7					96.9	100.2

Encompass brand loss ratio:
Standard auto (1)	76.9	71.0	0.5	1.1	3.6	2.2	74.8	62.5	0.6	1.1	1.0	(5.4)
Non-standard auto	66.7	77.8	--	--	(16.7)	(22.2)	72.7	77.2	--	--	(9.1)	(8.6)
Homeowners	67.6	113.7	15.7	62.9	(1.9)	0.8	68.6	83.4	16.2	34.5	(4.4)	1.8
Other personal lines (1)	65.4	66.6	--	6.7	7.7	(26.7)	72.0	123.4	1.2	6.4	9.8	50.0

Total Encompass brand loss ratio	73.1	83.0	5.0	19.1	1.9	(0.7)	72.7	73.2	5.2	11.0	(0.2)	0.4
Encompass brand expense ratio	27.2	28.3					27.1	28.4
Encompass brand combined ratio	100.3	111.3					99.8	101.6

Allstate Protection loss ratio	69.7	87.9	6.2	26.8	(1.0)	(0.1)	72.6	75.9	8.8	15.2	(0.5)	0.5
Allstate Protection expense ratio	24.7	24.7					24.5	24.4
Allstate Protection combined ratio	94.4	112.6					97.1	100.3

(1) During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

Standard auto loss ratio for the Allstate brand increased 1.9 points in the third quarter of 2009 and 3.0 points in the first nine months of 2009 compared to the same periods of 2008 due to higher gross loss frequencies.  In the third quarter and first nine months of 2009, gross frequencies increased in the physical damage and bodily injury coverages.  The frequencies for both coverages have returned to historical norms following exceptionally low levels in 2008.  Claims severity increased in both periods consistent with relevant Consumer Price Index (“CPI”) indices for the bodily injury coverages.  Physical damage coverage severity decreased in both periods partially offsetting the increased frequency.  Standard auto loss ratio for the Encompass brand increased 5.9 points in the third quarter of 2009 compared to the same period of 2008 due to increased frequency.  Standard auto loss ratio for Encompass brand increased 12.3 points in the first nine months of 2009 compared to the same period of 2008 due to increased frequency and claim severity.

Non-standard auto loss ratio for the Allstate brand increased 6.5 points in the third quarter of 2009 and 5.6 points in the first nine months of 2009 compared to the same periods of 2008 due to higher gross loss frequencies.  Gross frequencies increased for both physical damage and casualty coverages in the third quarter and first nine months of 2009 compared to the same periods of 2008.  Claims severity in both periods increased consistent with relevant CPI indices for the bodily injury coverages.  Physical damage coverage severity decreased in both periods.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Homeowners loss ratio for the Allstate brand decreased 82.7 points to 75.4 in the third quarter of 2009 from 158.1 in the third quarter of 2008, and 24.1 points to 84.5 in the first nine months of 2009 from 108.6 in the first nine months of 2008 due to lower catastrophe losses, partially offset by higher gross frequencies excluding catastrophes and severities.  Gross frequencies excluding catastrophes increased in the third quarter and first nine months of 2009 compared to the same periods of 2008, in part, due to inclement weather in 2009, including an increase in freeze related claims, driven by winter weather in the first quarter of 2009.  Theft claims also drove part of the increase in frequencies in the first nine months of 2009 compared to the first nine months of 2008. In the third quarter and first nine months of 2009, homeowner claims severity, excluding catastrophes, increased compared to same periods of 2008.  Homeowners loss ratio for the Encompass brand decreased 46.1 points to 67.6 in the third quarter of 2009 from 113.7 in the third quarter of 2008 and decreased 14.8 points to 68.6 in the first nine months of 2009 from 83.4 in the first nine months of 2008 primarily due to lower catastrophe losses.

Expense ratio for Allstate Protection in the third quarter of 2009 was comparable to the same period of 2008.  Expense ratio for Allstate Protection increased 0.1 points in the first nine months of 2009 compared to the same period of 2008 primarily due to restructuring costs for the reorganization of the Business Insurance, formerly known as Small Business (“Commercial”), sales and support business model, claim office consolidations and technology prioritization and efficiency efforts.  Excluding restructuring, the expense ratio for Allstate Protection decreased 0.4 points in the third quarter of 2009 and 0.3 in the first nine months of 2009 compared to the same periods of 2008.  The impact of lower earned premium was offset by the timing of marketing spending, improved operational efficiencies and more focused spending particularly on technology.

The expense ratio for Encompass brand decreased 1.1 points in the third quarter of 2009 and 1.3 points in the first nine months of 2009 compared to the same periods of 2008 primarily due to lower agency compensation.

The impact of specific costs and expenses on the expense ratio are included in the following tables.

	Three months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2009	2008	2009	2008	2009	2008
Amortization of DAC	14.2	14.2	18.3	19.7	14.4	14.6
Other costs and expenses	9.9	10.1	8.6	8.5	9.8	10.0
Restructuring and related charges	0.5	0.2	0.3	0.1	0.5	0.1
Total expense ratio	24.6	24.5	27.2	28.3	24.7	24.7

	Nine months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2009	2008	2009	2008	2009	2008
Amortization of DAC	14.1	14.4	18.5	20.0	14.4	14.8
Other costs and expenses	9.8	9.7	8.3	8.4	9.7	9.6
Restructuring and related charges	0.5	--	0.3	--	0.4	--
Total expense ratio	24.4	24.1	27.1	28.4	24.5	24.4

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

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

Our reinsurance program comprises agreements that provide coverage for the occurrence of certain qualifying catastrophes in specific states including New York, New Jersey, Connecticut, Rhode Island and Texas (“multi-peril”); additional coverage for hurricane catastrophe losses in states along the southern and eastern coasts (“South-East”); New York, New Jersey and Connecticut (“North-East”); and Texas (“Texas”); in California for fires following earthquakes (“California fires following earthquakes”); in Kentucky for earthquakes and fires following earthquakes (“Kentucky”); and in Pennsylvania for multiple perils (“Pennsylvania”).  During the third quarter of 2009, this reinsurance program was expanded by the placement of a reinsurance agreement, incepting as of that quarter, for the state of North Carolina for multiple perils (“North Carolina”).  Another reinsurance agreement provides coverage nationwide, excluding Florida, for the aggregate or sum of catastrophe losses in excess of an annual retention associated with storms named or numbered by the National Weather Service, fires following earthquakes and California wildfires (“aggregate excess”).  The Florida component of the reinsurance program is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state.  See The Allstate Corporation Form 10-Q for the quarterly period ended June 30, 2009 and March 31, 2009 for additional details on our current program.

We estimate that the total annualized cost of all catastrophe reinsurance programs for the year beginning June 1, 2009 will be approximately $640 million or $160 million per quarter, compared to $613 million annualized cost for the year beginning June 1, 2008.  The total cost of our reinsurance programs during 2008 was $227 million in the first quarter, $223 million in the second quarter, $164 million in the third quarter and $136 million in the fourth quarter.  The total cost of our reinsurance programs during the first, second and third quarters of 2009 was $158 million, $156 million and $162 million, respectively.  We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

($ in millions, except ratios)	Three months ended September 30,				Nine months ended September 30,
	Reserve reestimates (1) (2)		Effect on combined ratio (2)		Reserve reestimates (1) (2)		Effect on combined ratio (2)
	2009	2008	2009	2008	2009	2008	2009	2008
Auto (3)	$11	$(27)	0.2	(0.4)	$(28)	$(94)	(0.1)	(0.5)
Homeowners	(75)	20	(1.2)	0.3	(118)	116	(0.6)	0.6
Other personal lines (3)	(3)	--	--	--	38	74	0.2	0.4
Total Allstate Protection (4)	$(67)	$(7)	(1.0)	(0.1)	$(108)	$96	(0.5)	0.5

Allstate brand	$(74)	$(4)	(1.1)	(0.1)	$(106)	$90	(0.5)	0.5
Encompass brand	7	(3)	0.1	--	(2)	6	--	--
Total Allstate Protection (4)	$(67)	$(7)	(1.0)	(0.1)	$(108)	$96	(0.5)	0.5

(1)  Favorable reserve reestimates are shown in parenthesis.

(2)  Discontinued Lines and Coverages segment reserve reestimates in the three months ended September 30, 2009 totaled $15 million unfavorable compared to $7 million unfavorable in the three months ended September 30, 2008, and $21 million unfavorable in the first nine months of 2009 compared to $14 million unfavorable in the first nine months of 2008.  The effect on the combined ratio totaled 0.3 and 0.1 in the three months and nine months ended September 30, 2009, respectively, compared to 0.1 in the three months and nine months ended September 30, 2008.

(3)  During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

(4)  Prior year reserve reestimates included in catastrophe losses totaled $80 million and $139 million favorable in the three months and nine months ended September 30, 2009, respectively, compared to $3 million favorable and $125 million unfavorable in the three months and nine months ended September 30, 2008, respectively.

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Premiums written	$--	$--	$(1)	$--
Premiums earned	$--	$--	$(1)	$--
Claims and claims expense	(16)	(6)	(21)	(13)
Operating costs and expenses	(1)	(2)	(5)	(5)
Underwriting loss	$(17)	$(8)	$(27)	$(18)

Underwriting losses of $17 million in the third quarter of 2009 and $27 million in the first nine months of 2009 were primarily related to our annual review using established industry and actuarial “grounds up” best practices resulting in a $13 million unfavorable reestimate of environmental reserves, a $2 million unfavorable reestimate of other reserves and a $4 million increase of our allowance for future uncollectible reinsurance , partially offset by an $8 million favorable reestimate of asbestos reserves.  Underwriting losses of $8 million and $18 million in the third quarter and first nine months of 2008 were primarily related to an $8 million unfavorable reestimate of asbestos reserves and a $13 million unfavorable reestimate of other reserves, partially offset by a $16 million reduction of our allowance for future uncollectible reinsurance.

Reserve additions for environmental claims totaling $13 million in the third quarter of 2009 were primarily related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up were more

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

fully determined.  Reserves for environmental claims were $200 million and $195 million, net of reinsurance recoverables of $57 million and $56 million, at September 30, 2009 and December 31, 2008, respectively.  IBNR represents 63% of total net environmental reserves, the same as at December 31, 2008.  In the third quarter of 2008, our review resulted in essentially no change in estimated reserves.

For asbestos exposures, our 2009 “grounds up” review resulted in a decrease in estimated reserves of $8 million.  Reserves for asbestos claims were $1.16 billion and $1.23 billion, net of reinsurance recoverables of $676 million and $704 million, at September 30, 2009 and December 31, 2008, respectively.  We continue to be encouraged that the pace of industry claim activity has slowed, reflecting various state legislative actions and increased legal scrutiny of the legitimacy of claims.  IBNR represents 61% of total net asbestos reserves, three points lower than at December 31, 2008, primarily as a result of claim settlement activity.  IBNR provides for estimated probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.  In the third quarter of 2008, our review resulted in reserve additions totaling $8 million primarily for products-related coverage.

As of September 30, 2009, the allowance for uncollectible reinsurance was $168 million, or approximately 18% of total recoverables from reinsurers in the Discontinued Lines and Coverages segment, compared to $168 million or 17% of total recoverables as of December 31, 2008.

We believe that our reserves are appropriately established based on assessments of pertinent factors and characteristics of exposure (i.e. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment.

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income decreased 15.5% or $60 million to $326 million in the third quarter of 2009 compared to $386 million in the third quarter of 2008, and 22.0% or $283 million to $1.00 billion in the first nine months of 2009 compared to $1.29 billion in the first nine months of 2008.  The decreases in both periods were primarily due to reduced portfolio yields and lower average investment balances resulting from dividends paid by Allstate Insurance Company (“AIC”) to its parent, The Allstate Corporation (the “Corporation”), and capital contributions to Allstate Life Insurance Company (“ALIC”).

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Impairment write-downs	$(100)	$(242)	$(443)	$(468)
Change in intent write-downs	(10)	(179)	(83)	(451)
Net other-than-temporary impairment losses recognized in earnings	(110)	(421)	(526)	(919)
Sales	91	(251)	234	(155)
Valuation of derivative instruments	(209)	34	(1)	(57)
Settlements of derivative instruments	(99)	4	(82)	65
EMA LP income	37	--	(28)	--
Realized capital gains and losses, pre-tax	(290)	(634)	(403)	(1,066)
Income tax benefit (1)	102	222	30	376
Realized capital gains and losses, after-tax	$(188)	$(412)	$(373)	$(690)

(1) Income tax benefit for the nine months ended September 30, 2009 includes expense of $112 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of accounting guidance for the recognition of other-than-temporary impairments of fixed income securities (“new OTTI accounting guidance”) on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  For a further discussion of changes in this valuation allowance, see the Deferred Taxes section of the MD&A.

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

ALLSTATE FINANCIAL HIGHLIGHTS

•                  Net loss was $38 million and $346 million in the third quarter and first nine months of 2009, respectively, compared to $196 million and $686 million in the third quarter and first nine months of 2008, respectively.

•                  Net realized capital losses totaled $234 million and $156 million in the third quarter and first nine months of 2009, respectively, compared to $599 million and $2.00 billion in the third quarter and first nine months of 2008, respectively.

•                  Investments as of September 30, 2009 totaled $61.89 billion, reflecting an increase of $392 million from $61.50 billion as of December 31, 2008 and a decrease of $4.66 billion from $66.55 billion as of September 30, 2008.  Net investment income decreased 20.6% to $744 million in the third quarter and 19.6% to $2.33 billion in the first nine months of 2009 from $937 million and $2.90 billion in the third quarter and first nine months of 2008, respectively.

•                  Contractholder fund deposits totaled $906 million and $1.78 billion in the third quarter of 2009 and 2008, respectively, all of which were related to individual products.  Contractholder fund deposits for the first nine months of 2009 reflect deposits on individual products of $3.57 billion and no deposits on institutional products compared to deposits on individual and institutional products of $4.86 billion and $4.16 billion, respectively, in the first nine months of 2008.

•                  Maturities and retirements of institutional products totaled $212 million and $3.33 billion in the third quarters of 2009 and 2008, respectively, and $4.72 billion and $7.46 billion in the first nine months of 2009 and 2008, respectively.

•                  Restructuring charges of $4 million and $24 million in the third quarter and first nine months of 2009, respectively, were recorded in connection with our initiative to lower operating expenses, with targeted annual savings of $90 million beginning in 2011.

ALLSTATE FINANCIAL SEGMENT

Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Life and annuity premiums and contract charges	$482	$468	$1,460	$1,391
Net investment income	744	937	2,327	2,895
Realized capital gains and losses	(234)	(599)	(156)	(1,996)
Total revenues	992	806	3,631	2,290

Costs and expenses
Life and annuity contract benefits	(382)	(418)	(1,176)	(1,210)
Interest credited to contractholder funds	(496)	(586)	(1,636)	(1,773)
Amortization of DAC	(80)	11	(817)	(12)
Operating costs and expenses	(99)	(134)	(325)	(377)
Restructuring and related charges	(4)	--	(24)	--
Total costs and expenses	(1,061)	(1,127)	(3,978)	(3,372)

Gain (loss) on disposition of operations	2	3	6	(6)
Income tax benefit (expense)	29	122	(5)	402
Net loss	$(38)	$(196)	$(346)	$(686)

Investments at September 30			$61,891	$66,547

Net loss was $38 million and $346 million in the third quarter and first nine months of 2009, respectively, compared to $196 million and $686 million in the third quarter and first nine months of 2008, respectively.  The improvements of $158 million and $340 million in the third quarter and first nine months of 2009, respectively, were primarily due to lower net realized capital losses, interest credited to contractholder funds and life and annuity contract benefits, partially offset by lower net investment income, higher amortization of DAC and, in the first nine months of 2009, a

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

$142 million increase in the valuation allowance relating to the deferred tax asset on capital losses that was recorded in the first quarter of 2009.  This valuation allowance was released in connection with our adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.

Analysis of Revenues Total revenues increased 23.1% or $186 million in the third quarter of 2009 and 58.6% or $1.34 billion in the first nine months of 2009, compared to the same periods of 2008, due primarily to lower net realized capital losses, partially offset by lower net investment income.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Premiums
Traditional life insurance	$103	$100	$303	$293
Immediate annuities with life contingencies	15	25	83	91
Accident, health and other	114	103	340	305
Total premiums	232	228	726	689

Contract charges
Interest-sensitive life insurance	238	227	699	662
Fixed annuities	11	13	34	39
Variable annuities	1	--	1	1
Total contract charges (1)	250	240	734	702

Life and annuity premiums and contract charges	$482	$468	$1,460	$1,391

(1)  Total contract charges for the third quarter of 2009 and 2008 include contract charges related to the cost of insurance totaling $156 million and $150 million, respectively.  Total contract charges for the first nine months of 2009 and 2008 include contract charges related to the cost of insurance totaling $458 million and $443 million, respectively.

Total premiums increased 1.8% and 5.4% in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008 due to higher sales of accident and health insurance and, to a lesser extent, lower reinsurance on traditional life insurance, partially offset by lower sales of immediate annuities with life contingencies.  The increased sales of accident and health insurance primarily reflect growth through the Allstate Workplace Division.

Total contract charges increased 4.2% and 4.6% in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008 due primarily to higher contract charges on interest-sensitive life insurance products resulting from increases in certain policy administration fees.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Contractholder funds, beginning balance	$53,999	$62,419	$58,413	$61,975

Deposits
Fixed annuities	343	1,178	1,613	3,101
Institutional products (funding agreements)	--	--	--	4,158
Interest-sensitive life insurance	355	344	1,054	1,051
Bank and other deposits	208	256	903	709
Total deposits	906	1,778	3,570	9,019

Interest credited	498	597	1,544	1,822

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(212)	(3,330)	(4,715)	(7,460)
Benefits	(379)	(424)	(1,235)	(1,308)
Surrenders and partial withdrawals	(1,184)	(1,334)	(3,632)	(3,839)
Contract charges	(232)	(219)	(680)	(643)
Net transfers from separate accounts	2	4	8	16
Fair value hedge adjustments for institutional products	1	(164)	31	(165)
Other adjustments (1)	(63)	(7)	32	(97)
Total maturities, benefits, withdrawals and other adjustments	(2,067)	(5,474)	(10,191)	(13,496)
Contractholder funds, ending balance	$53,336	$59,320	$53,336	$59,320

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

Contractholder funds decreased 1.2% and 5.0% in the third quarters of 2009 and 2008, respectively, and decreased 8.7% and 4.3% in the first nine months of 2009 and 2008, respectively.  Average contractholder funds decreased 11.8% and 7.9% in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008.

Contractholder deposits decreased 49.0% in the third quarter of 2009 compared to the third quarter of 2008 due primarily to lower deposits on fixed annuities.  In the first nine months of 2009, contractholder deposits decreased 60.4% compared to the same period of 2008 primarily because there were no issuances of institutional products in the first nine months of 2009 compared to $4.16 billion in the prior year period and lower deposits on fixed annuities.  Deposits on fixed annuities decreased 70.9% and 48.0% in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008 due to pricing actions relating to our efforts to improve returns on new business and reduce our concentration in spread based products.  Sales of our institutional products vary from period to period based on management’s assessment of market conditions, investor demand and operational priorities such as our current focus on reducing our concentration in spread based products.

Maturities and retirements of institutional products decreased 93.6% to $212 million in the third quarter of 2009 from $3.33 billion in the third quarter of 2008.  In the first nine months of 2009, maturities and retirements of institutional products decreased 36.8% to $4.72 billion from $7.46 billion in the prior year period.  These decreases were primarily due to lower retirements of extendible institutional market obligations in 2009.  In the first nine months of 2009, the lower retirements of extendible institutional market obligations were partially

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

offset by the redemption of $1.39 billion of institutional product liabilities in accordance with cash tender offers announced in May 2009 to reduce the amount of our outstanding obligations and related interest expense.  During the third quarter and first nine months of 2009, we retired $9 million and $1.45 billion, respectively, of extendible institutional market obligations for which investors had elected to non-extend their maturity date.  This compares to retirements of extendible institutional market obligations totaling $2.25 billion and $4.64 billion in the third quarter and first nine months of 2008, respectively.

Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products decreased 11.2% to $1.18 billion in the third quarter of 2009 and 5.4% to $3.63 billion in the first nine months of 2009 from $1.33 billion and $3.84 billion in the third quarter and first nine months of 2008, respectively, due primarily to lower surrenders and partial withdrawals on deferred fixed annuities.  The annualized surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products (including maturities of certificates of deposit), based on the beginning of period contractholder funds, was 11.1% in the first nine months of 2009 compared to 11.8% in the first nine months of 2008.  The annualized surrender and partial withdrawal rate on deferred fixed annuities was 9.9% in the first nine months of 2009 compared to 11.2% in the first nine months of 2008.

Net investment income decreased 20.6% or $193 million to $744 million in the third quarter of 2009 and 19.6% or $568 million to $2.33 billion in the first nine months of 2009 from $937 million and $2.90 billion in the third quarter and first nine months of 2008, respectively.  These declines were primarily due to lower yields, actions to shorten duration and maintain additional liquidity in the portfolio, along with reduced investment balances resulting primarily from reduced contractholder obligations.  Lower yields were particularly impacted by short-term and variable rate assets.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Impairment write-downs	$(281)	$(372)	$(842)	$(780)
Change in intent write-downs	(1)	(270)	(59)	(1,056)
Net other-than-temporary impairment losses recognized in earnings	(282)	(642)	(901)	(1,836)
Sales	106	114	628	58
Valuation of derivative instruments	(60)	(146)	202	(340)
Settlements of derivative instruments	7	75	30	122
EMA LP income	(5)	--	(115)	--
Realized capital gains and losses, pre-tax	(234)	(599)	(156)	(1,996)
Income tax benefit (expense) (1)	83	209	(83)	698
Realized capital gains and losses, after-tax	$(151)	$(390)	$(239)	$(1,298)

(1)   Income tax expense for the nine months ended September 30, 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  For further discussion of changes in this valuation allowance see the Deferred Taxes section of the MD&A.

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of Costs and Expenses   Total costs and expenses decreased 5.9% or $66 million in the third quarter of 2009 and increased 18.0% or $606 million in the first nine months of 2009, compared to the same periods of 2008.  The decline in the third quarter of 2009 reflects lower interest credited to contractholder funds, life and annuity contract benefits and operating costs and expenses, partially offset by higher amortization of DAC.  The increase in the first nine months of 2009 primarily reflects higher amortization of DAC, partially offset by lower interest credited to contractholder funds, life and annuity contract benefits and operating costs and expenses.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Life and annuity contract benefits decreased 8.6% or $36 million in the third quarter of 2009 and 2.8% or $34 million in the first nine months of 2009, compared to the same periods of 2008.  The decline in both periods reflects improved mortality experience on annuities and traditional life insurance products.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $139 million and $418 million in the third quarter and first nine months of 2009, respectively, compared to $137 million and $413 million in the third quarter and first nine months of 2008, respectively.  The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Life insurance	$146	$121	$444	$384
Annuities	(1)	(24)	(18)	(49)
Total benefit spread	$145	$97	$426	$335

Benefit spread increased 49.5% or $48 million in the third quarter of 2009 and 27.2% or $91 million in the first nine months of 2009 compared to the same periods of 2008.  The increase in both periods was primarily due to improved mortality experience on annuities and traditional life insurance, higher premiums on accident and health insurance business sold through the Allstate Workplace Division and increased contract charges on interest-sensitive life insurance products for the cost of insurance, partially offset by lower premiums on immediate annuities with life contingencies.

Interest credited to contractholder funds decreased 15.4% or $90 million in the third quarter of 2009 and 7.7% or $137 million in the first nine months of 2009, compared to the same periods of 2008.   These declines were due primarily to lower average contractholder funds, partially offset by unfavorable changes in amortization of deferred sales inducements (“DSI”).

Amortization of DSI for the third quarter and first nine months of 2009 reflected a charge to income of $4 million and $114 million, respectively, compared to a credit to income of $2 million and $17 million for the third quarter and first nine months of 2008, respectively.  The unfavorable changes of $6 million and $131 million in the third quarter and first nine months of 2009, respectively, were predominately the result of unfavorable changes in amortization relating to realized capital gains and losses.  In addition, the comparison of the first nine months of 2009 to the same period of 2008 was unfavorably impacted by the acceleration of amortization relating to our annual comprehensive review of assumptions in the first quarter.  The acceleration of amortization of DSI due to changes in assumptions increased interest credited to contractholder funds by $38 million in the first quarter of 2009 compared to amortization deceleration which decreased interest credited to contractholder funds by $1 million in the first quarter of 2008.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Annuities	$39	$115	$53	$362
Life insurance	3	12	15	46
Institutional products	5	13	28	56
Bank	8	7	21	16
Net investment income on investments supporting capital	54	67	156	229
Total investment spread	$109	$214	$273	$709

Investment spread declined 49.1% or $105 million in the third quarter of 2009 and 61.5% or $436 million in the first nine months of 2009, compared to the same periods of 2008.  These declines reflect lower net investment income, partially offset by decreased interest credited to contractholder funds.

To further analyze investment spreads, the following tables summarize the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2009	2008	2009	2008	2009	2008
Interest-sensitive life insurance	5.4%	6.0%	4.7%	4.7%	0.7%	1.3%
Deferred fixed annuities	4.5	5.7	3.6	3.8	0.9	1.9
Immediate fixed annuities with and without life contingencies	6.4	6.7	6.4	6.5	--	0.2
Institutional products	2.9	3.7	2.0	3.2	0.9	0.5
Investments supporting capital, traditional life and other products	3.9	5.1	N/A	N/A	N/A	N/A

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2009	2008	2009	2008	2009	2008
Interest-sensitive life insurance	5.4%	6.1%	4.6%	4.6%	0.8%	1.5%
Deferred fixed annuities	4.8	5.6	3.7	3.8	1.1	1.8
Immediate fixed annuities with and without life contingencies	6.3	6.8	6.4	6.5	(0.1)	0.3
Institutional products	3.1	4.3	2.1	3.5	1.0	0.8
Investments supporting capital, traditional life and other products	3.8	5.5	N/A	N/A	N/A	N/A

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	September 30,
	2009	2008
Immediate fixed annuities with life contingencies	$8,419	$8,321
Other life contingent contracts and other	4,430	4,435
Reserve for life-contingent contract benefits	$12,849	$12,756

Interest-sensitive life insurance	$10,166	$9,872
Deferred fixed annuities	32,977	34,226
Immediate fixed annuities without life contingencies	3,856	3,894
Institutional products	4,394	10,042
Allstate Bank	1,067	844
Market value adjustments related to fair value hedges and other	876	442
Contractholder funds	$53,336	$59,320

Amortization of DAC increased $91 million in the third quarter of 2009 and $805 million in the first nine months of 2009, compared to the same periods of 2008, due primarily to an unfavorable change in amortization relating to realized capital gains and losses, partially offset by lower amortization due to lower investment spread on deferred fixed annuities.  In addition, the comparison of the first nine months of 2009 to the same period of 2008 was unfavorably impacted by the acceleration of amortization relating to our annual comprehensive review of assumptions in the first quarter.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(108)	$(140)	$(382)	$(412)
Accretion (amortization) relating to realized capital gains and losses (1)	28	151	(158)	375
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”)	--	--	(277)	25
Total amortization of DAC	$(80)	$11	$(817)	$(12)

(1)     The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

During the first quarter of 2009, we completed our annual comprehensive review of the profitability of investment products to determine DAC balances for our interest-sensitive life, annuities and other investment contracts.  The review covered assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  This review resulted in an acceleration of DAC amortization (charge to income) of $277 million pre-tax.  $289 million related to fixed annuities, of which $210 million was attributable to market value adjusted annuities, and $18 million related to variable life insurance.  Partially offsetting these amounts was amortization deceleration (credit to income) for interest-sensitive life insurance of $30 million.  The principal assumption impacting estimated future gross profits and the related DAC amortization was an increase in the level of expected realized capital losses in 2009 and 2010.  This resulted in the majority of the market value adjusted annuity DAC balance being reduced to zero since the products in force were estimated to have no gross profits.  Market value adjusted annuity DAC will not be recapitalized while there are no estimated gross profits.  Reduced estimated future gross profits for traditional fixed annuities and variable life insurance resulted in accelerated DAC amortization.  For our interest-sensitive life insurance products, the amortization deceleration was due to higher estimated future gross profits due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

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

When DAC amortization for a quarterly period is potentially negative (which would result in an increase of the DAC balance) as a result of negative actual gross profits, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements.  Negative amortization is only recorded when the increased DAC balance is determined to be recoverable based on facts and circumstances.

Operating costs and expenses decreased 26.1% or $35 million in third quarter of 2009 and 13.8% or $52 million in the first nine months of 2009, compared to the same periods of 2008.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Non-deferrable acquisition costs	$38	$39	$118	$114
Other operating costs and expenses	61	95	207	263
Total operating costs and expenses	$99	$134	$325	$377

Restructuring and related charges	$4	$--	$24	$--

Other operating costs and expenses decreased 35.8% or $34 million and 21.3% or $56 million in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008, due primarily to our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.

During the third quarter and first nine months of 2009, restructuring and related charges of $4 million and $24 million, respectively, were recorded in connection with our previously announced plan to improve efficiency and narrow our focus of product offerings.  In accordance with this plan, among other actions, we continue to anticipate the reduction of approximately 1,000 workforce positions through a combination of attrition, position elimination and outsourcing in 2009 and 2010.  This reduction reflects approximately 30% of Allstate Financial’s work force at the time the plan was initiated.  Reductions in workforce positions combined with other actions completed as of September 30, 2009 reflect approximately 80% of our targeted annual savings of $90 million beginning in 2011.

Income tax benefit of $29 million for the third quarter of 2009 compared to a benefit of $122 million for the third quarter of 2008 and income tax expense of $5 million for the first nine months of 2009 compared to a benefit of $402 million for the same period in the prior year.  The decrease in the benefit of $93 million in the third quarter of 2009 was mostly attributable to the decline in the pre-tax net loss.  The increase in expense of $407 million in the first nine months of 2009 was primarily the result of a reduction in the pre-tax net loss in the first nine months of 2009 and an increase in the valuation allowance relating to the deferred tax asset on capital losses.  Income tax expense for the first nine months of 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  For further discussion of changes in this valuation allowance see the Deferred Taxes section of the MD&A.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

INVESTMENT HIGHLIGHTS

•                  Investments as of September 30, 2009 totaled $100.63 billion, an increase of 4.8% from $96.00 billion as of December 31, 2008 and an increase of 4.3% from $96.46 billion as of June 30, 2009.

•                  Unrealized net capital losses totaled $2.50 billion as of September 30, 2009, declining from $8.81 billion as of December 31, 2008 and declining from $7.33 billion as of June 30, 2009.

•                  Net investment income was $1.08 billion in the third quarter of 2009, a decrease of 20.0% from $1.36 billion in the third quarter of 2008, and $3.37 billion in the first nine months of 2009, a decrease of 21.5% from $4.29 billion in the first nine months of 2008.

•                  Net realized capital losses were $519 million in the third quarter of 2009 compared to net realized capital losses of $1.29 billion in the third quarter of 2008, and net realized capital losses of $550 million in the first nine months of 2009 compared to net realized capital losses of $3.16 billion in the first nine months of 2008.

•                  During the first nine months of 2009, our fixed income and mortgage loan portfolio generated cash flows totaling $8.11 billion which has increased our flexibility to take advantage of market opportunities and manage liabilities.

•                  During the three months and nine months ended September 30, 2009, we sold primarily fixed income securities realizing investment gains of $201 million and $882 million, respectively.

INVESTMENTS

We continue to focus our strategic risk mitigation efforts towards managing interest rate, equity and real estate investment risks, while our return optimization efforts focus on investing in new opportunities to generate income and capital appreciation.

•                  Fixed income portfolio valuations have improved resulting in a $4.32 billion and $5.69 billion favorable increase in the fixed income net unrealized position since June 30, 2009 and December 31, 2008, respectively.  For the three month period, fair values of fixed income securities increased as a result of significant tightening in credit spreads for certain fixed income securities and a decline in risk-free interest rates.  For the nine month period, fair values of fixed income securities increased as a result of significant tightening in credit spreads for certain fixed income securities that more than offset a rise in risk-free interest rates.

•                  Equity portfolio valuations have improved resulting in a $515 million and $661 million favorable increase in the equity net unrealized position since June 30, 2009 and December 31, 2008, respectively.

•                  Risk mitigation programs continued to protect our portfolios as macro hedges against interest rate and equity market risk performed as expected.  As interest rates declined and equity markets rose during the third quarter of 2009, the appreciation in fair values for fixed income and equity securities significantly exceeded the realized losses of $336 million from derivatives used for macro hedging.

•                  The duration of the investment portfolio, including the effects of derivatives, declined by approximately 8% (.34 years) during the first nine months of 2009.  During the third quarter of 2009, asset dispositions reduced the duration of the investment portfolio leading us to reduce the level of derivative positions and the related level of interest rate protection.  The level of duration of our investment portfolio is managed in respect to the portfolios of liabilities in our business segments.

•                  Commercial real estate exposure was reduced by 12.5% or $1.93 billion of amortized cost since June 30, 2009, and 23.7% or $4.19 billion of amortized cost since December 31, 2008, primarily through targeted dispositions and principal repayments from borrowers.

•                  During the third quarter of 2009, we reduced our exposure to certain municipal fixed income securities by $2.0 billion of amortized cost through targeted dispositions.  We expect lower allocations to municipal bonds in the future.

•                  As a part of our actions taken to manage risk and rating changes, we took advantage of improved market conditions and have sold $1.6 billion during 2009 of other below investment grade assets, primarily corporate fixed income securities and bank loans, and realized a small capital gain.

•                  Net investment income for the quarter and the nine months ended September 30, 2009 has been impacted by lower yields, actions to shorten duration and maintain additional liquidity in the portfolio, along with reduced investment balances.

•                  During the second and third quarter of 2009, increased market stability drove a more positive market outlook and improved liquidity in the portfolios, which led us to deploy $9.6 billion of short-term investments and cash receipts into securities, primarily fixed income and equities, to generate income and capital appreciation.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

The composition of the investment portfolios at September 30, 2009 is presented in the table below.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$28,437	80.4%	$47,880	77.4%	$2,244	66.5%	$78,561	78.1%
Equity securities (2)	4,414	12.5	189	0.3	--	--	4,603	4.6
Mortgage loans	78	0.2	8,775	14.2	--	--	8,853	8.8
Limited partnership interests (3)	1,714	4.8	1,021	1.6	35	1.0	2,770	2.8
Short-term (4)	588	1.7	1,785	2.9	1,097	32.5	3,470	3.4
Other	127	0.4	2,241	3.6	1	--	2,369	2.3
Total	$35,358	100.0%	$61,891	100.0%	$3,377	100.0%	$100,626	100.0%

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $28.52 billion, $50.65 billion and $2.19 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2) Equity securities are carried at fair value.  Cost basis for these securities was $4.11 billion and $168 million for Property-Liability and Allstate Financial, respectively.

(3) We have commitments to invest in additional limited partnership interests totaling $664 million and $878 million for Property-Liability and Allstate Financial, respectively.

(4)  Short-term investments are carried at fair value.  Amortized cost basis for these investments was $588 million, $1.79 billion and $1.10 billion for Property-Liability, Allstate Financial and Corporate and Other.

(5) Balances reflect the elimination of related party investments between segments.

Total investments increased to $100.63 billion at September 30, 2009, from $96.00 billion at December 31, 2008, due primarily to improved market conditions resulting in higher valuations for fixed income and equity securities and the proceeds of $1 billion of senior notes issued on May 11, 2009 that more than offset net reductions in contractholder obligations of $5.08 billion.  Fair values of fixed income securities increased as a result of significant tightening in credit spreads for certain fixed income securities that more than offset a rise in risk-free interest rates.

The Property-Liability investment portfolio increased to $35.36 billion at September 30, 2009, from $30.84 billion at December 31, 2008, primarily due to improved market conditions resulting in higher valuations for fixed income and equity securities, operating cash flows and a $750 million loan to AIC from the Corporation under the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”).  For a more detailed discussion on the Liquidity Agreement, see the Capital Resources and Liquidity section of the MD&A.

The Allstate Financial investment portfolio increased to $61.89 billion at September 30, 2009, from $61.50 billion at December 31, 2008, primarily due to improved market conditions resulting in higher valuations for fixed income securities and a March 2009 capital contribution of $250 million from the Corporation and AIC that was almost entirely offset by net reductions in contractholder obligations of $5.08 billion primarily from maturities and retirements of institutional products.  Fair values of fixed income securities increased as a result of significant tightening in credit spreads for certain fixed income securities that more than offset a rise in risk-free interest rates.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

The Corporate and Other investment portfolio decreased to $3.38 billion at September 30, 2009, from $3.66 billion at December 31, 2008, as dividends paid to shareholders, a capital contribution to ALIC and a $750 million loan to AIC from the Corporation under the Liquidity Agreement more than offset the proceeds of the $1 billion of senior notes issued on May 11, 2009 and improved market conditions resulting in higher valuations for fixed income securities.

Fixed income securities are listed in the table below.

($ in millions)	Fair value at September 30, 2009	Percent to total investments	Fair value at December 31, 2008	Percent to total investments
U.S. government and agencies	$8,132	8.1%	$4,234	4.4%
Municipal	22,167	22.0	21,848	22.8
Corporate	32,059	31.9	27,627	28.8
Foreign government	2,874	2.9	2,675	2.8
Residential mortgage-backed securities (“RMBS”)	8,077	8.0	6,565	6.8
Commercial mortgage-backed securities (“CMBS”)	2,578	2.6	3,846	4.0
Asset-backed securities (“ABS”)	2,637	2.6	1,787	1.9
Redeemable preferred stock	37	--	26	--
Total fixed income securities	$78,561	78.1%	$68,608	71.5%

At September 30, 2009, 93.5% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by Moody’s equivalent rating as of September 30, 2009.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$8,132	$255	$--	$--	$--	$--

Municipal
Tax exempt	1,682	115	6,387	278	4,749	154
Taxable	140	2	1,648	(3)	1,409	(64)
Auction rate securities (“ARS”)	1,350	(59)	70	(4)	90	(8)

Corporate
Public	2,201	30	1,441	44	5,109	249
Privately placed	439	39	1,041	37	3,199	102
Hybrid	--	--	44	7	542	(124)

Foreign government	1,765	265	281	12	451	44

RMBS
U.S. government sponsored entities (“U.S. Agency”)	5,019	140	1	--	--	--
Prime residential mortgage-backed securities (“Prime”)	533	(33)	68	(14)	57	(13)
Alt-A residential mortgage-backed securities (“Alt-A”)	83	(11)	25	(7)	33	(14)
Subprime residential mortgage-backed securities (“Subprime”)	228	(43)	441	(246)	139	(136)

CMBS	1,466	(192)	283	(175)	328	(328)

ABS
Collateralized debt obligations (“CDO”)	82	(13)	315	(55)	292	(89)
Consumer and other asset-backed securities (“Consumer and other ABS”)	600	(9)	206	(3)	245	(13)

Redeemable preferred stock	--	--	--	--	4	--
Total fixed income securities	$23,720	$486	$12,251	$(129)	$16,647	$(240)

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$--	$--	$--	$--	$8,132	$255

Municipal
Tax exempt	2,702	(13)	818	(94)	16,338	440
Taxable	769	(142)	169	(76)	4,135	(283)
ARS	76	(24)	108	(23)	1,694	(118)

Corporate
Public	8,148	284	1,053	(66)	17,952	541
Privately placed	6,291	(56)	1,542	(88)	12,512	34
Hybrid	644	(188)	365	(64)	1,595	(369)

Foreign government	354	9	23	--	2,874	330

RMBS
U.S. Agency	--	--	--	--	5,020	140
Prime	11	(8)	76	(36)	745	(104)
Alt-A	140	(39)	375	(229)	656	(300)
Subprime	133	(117)	715	(950)	1,656	(1,492)

CMBS	262	(156)	239	(308)	2,578	(1,159)

ABS
CDO	219	(168)	331	(337)	1,239	(662)
Consumer and other ABS	269	(19)	78	(14)	1,398	(58)

Redeemable preferred stock	27	(1)	6	--	37	(1)
Total fixed income securities	$20,045	$(638)	$5,898	$(2,285)	$78,561	$(2,806)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Municipal Bonds, including tax exempt, taxable and ARS securities, totaled $22.17 billion as of September 30, 2009 with an unrealized net capital gain of $39 million.  Taxable municipal bonds have an unrealized net capital loss of $283 million resulting from wider credit spreads since the time of initial purchase, which were largely due to the macroeconomic conditions and credit market deterioration that persisted into 2009, as well as issue or issuer specific conditions.

Included in our municipal bond holdings at September 30, 2009 are $1.38 billion of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and also internally rated.  These holdings include $636 million of below investment grade municipal bonds that provide the opportunity to achieve incremental returns.  Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, structure, and liquidity risks of the issue.

Municipal bonds include pre-refunded municipals with fair values of $832 million of Aaa, $1.16 billion of Aa, $574 million of A, $291 million of Baa and $9 million of Ba or lower at September 30, 2009.  Pre-refunded municipals are generally escrowed by Aaa rated securities, such as U.S. government or governmental agency securities.  Municipal bonds with a fair value of $11.04 billion are insured by nine bond insurers.

Corporate bonds, including publically traded, privately placed and hybrid securities, totaled $32.06 billion as of September 30, 2009 with an unrealized net capital gain of $206 million.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  Privately placed corporate securities are rated by the NAIC in instances when information is provided to them.  Approximately 45.6% of the privately placed corporate securities in our portfolio are rated by an independent rating agency.

The following table shows additional details of our hybrid securities reported in corporate fixed income securities as of September 30, 2009.

($ in millions)	Public		Privately placed securities		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
United Kingdom (“UK”)	$88	$(13)	$103	$(13)	$191	$(26)
Europe (non-UK)	161	(18)	398	(96)	559	(114)
Asia/Australia	34	(3)	256	(41)	290	(44)
North America	379	(113)	176	(72)	555	(185)
Total	$662	$(147)	$933	$(222)	$1,595	$(369)

Hybrid securities have attributes most similar to those of fixed income securities such as stated interest rates, mandatory redemption dates or an interest rate step-up feature which is intended to incent the issuer to redeem the security at a specified call date.  Hybrid securities include publicly-traded and privately placed securities.  While hybrid securities are generally issued by investment grade-rated financial institutions, they have structural features which make them more sensitive to credit market deterioration.  Specifically, features allowing deferral of payment have significantly impacted prices as they continue to be impacted by the stress in the global financial system.  $1.50 billion of our hybrid securities with $363 million of unrealized net capital losses are Tier 1 securities, and $99 million with $6 million of unrealized net capital losses are Tier 2 securities.  Tier 1 securities are lower in the capital structure than Tier 2 securities.

RMBS, CMBS and ABS are structured securities that are primarily collateralized by residential and commercial real estate related loans and other consumer related borrowings.  The cash flows are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving the principal repayments on the collateral.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings and include other “junior” or “subordinate” Aaa securities.  For certain senior Aaa classes, the losses may be shared pro-rata.  The collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $8.08 billion, with 86.0% rated investment grade, at September 30, 2009.  The RMBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.  The credit risk associated with our RMBS is mitigated due to the fact that 62.2% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies.  The following table shows our RMBS at September 30, 2009 based upon vintage year.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2009	$824	$10	$--	$--	$--	$--	$--	$--	$824	$10
2008	1,171	19	--	--	--	--	--	--	1,171	19
2007	469	10	93	(19)	114	(112)	379	(525)	1,055	(646)
2006	314	10	82	(21)	209	(75)	538	(489)	1,143	(575)
2005	570	18	153	(41)	148	(60)	385	(297)	1,256	(380)
Pre-2005	1,672	73	417	(23)	185	(53)	354	(181)	2,628	(184)
Total	$5,020	$140	$745	$(104)	$656	$(300)	$1,656	$(1,492)	$8,077	$(1,756)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of September 30, 2009, $570 million of the Prime were fixed rate and $175 million were variable rate.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than subprime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of September 30, 2009, $466 million of the Alt-A were fixed rate and $190 million were variable rate.

Subprime includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $1.38 billion and $274 million of first lien and second lien securities, respectively.  Subprime included $817 million of fixed rate and $839 million of variable rate securities.  At September 30, 2009, $338 million or 20.4% of the total Subprime securities are insured by seven bond insurers.

CMBS totaled $2.58 billion, with 90.0% rated investment grade, at September 30, 2009.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Of the CMBS investments, 91.4% are traditional conduit transactions collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio at September 30, 2009 based upon vintage year.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$755	$(462)
2006	540	(480)
2005	361	(133)
Pre-2005	922	(84)
Total CMBS	$2,578	$(1,159)

The unrealized net capital loss of $1.16 billion at September 30, 2009 on our CMBS portfolio was the result of wider credit spreads than initial purchase levels, which was largely due to the macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, that has persisted into 2009.  While CMBS spreads have tightened during 2009, credit spreads in most rating classes remain wider than initial purchase levels, which is particularly evident in our 2005-2007 vintage year subordinated senior Aaa and non-traditional CMBS, as well as our 2005-2007 vintage year Aa and lower rated securities.  These holdings accounted for $968 million, or 83.5%, of the unrealized net capital loss.  Our analysis indicates that the vast majority of our CMBS portfolio is well insulated from a severe rise in commercial mortgage default rates.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

ABS, including CDO and Consumer and other ABS, totaled $2.64 billion, with 86.4% rated investment grade, at September 30, 2009.  Credit risk is managed by monitoring the performance of the collateral.  In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance.  A portion of the ABS portfolio is also subject to interest rate risk since ultimate realized yields are affected by the rate of prepayment of the underlying assets.

CDO totaled $1.24 billion, with 73.3% rated investment grade, at September 30, 2009.  CDO consist primarily of obligations secured by high yield and investment grade corporate credits including $916 million of cash flow collateralized loan obligations (“CLO”) and $80 million of synthetic CDO with unrealized losses of $371 million and $148 million, respectively.  The remaining $243 million of securities consisted of trust preferred CDO, market value CDO, project finance CDO, CDOs that invest in CDOs, collateralized bond obligations and other CLO with unrealized losses of $143 million.

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

Synthetic CDO primarily consist of a portfolio of corporate credit default swaps (“CDS”) which are collateralized by Aaa rated LIBOR-based securities (i.e. “fully funded” synthetic CDO).  Our synthetic CDO collateral primarily is actively managed by external managers monitoring the CDS selection and performance.

Consumer and other ABS totaled $1.40 billion, with 94.4% rated investment grade, at September 30, 2009.  Consumer and other ABS consists of $705 million of auto, $150 million of student loan, $90 million of credit card and $453 million of other securities with unrealized gains of $11 million, unrealized losses of $8 million, unrealized losses of $1 million and unrealized losses of $60 million, respectively.

Mortgage loans    Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $8.85 billion at September 30, 2009 and primarily comprised loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  Our exposure to any metropolitan area is also highly diversified, with the largest exposure not exceeding 9.3% of the portfolio.  The portfolio is diversified across several property types, with the largest concentrations of 33.5% in office and 25.1% in retail property types.  Debt service coverage ratio represents the amount of cash flows from the property available to the borrower to meet principal and interest payment obligations.  The average debt service coverage ratio of the portfolio as of September 30, 2009 was 1.9, and only 4.9% of the mortgage loan portfolio had a debt service coverage ratio under 1.0 primarily related to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term.

In the first nine months of 2009, $654 million of commercial mortgage loans were contractually due.  Of these, 56% were paid as due, 34% were extended generally for less than one year and 10% are in the process of refinancing or restructuring negotiations.  In addition, $702 million that were not contractually due in the first nine months of 2009 were paid in full.  We currently have five loans totaling $35 million in the process of foreclosure.  We are aggressively pursuing workout solutions for $105 million of delinquent loans, which includes refinancing, extensions and sales.

The net carrying value of impaired loans at September 30, 2009 and December 31, 2008 was $222 million and $163 million, respectively.  We recognized $31 million and $74 million of realized capital losses related to valuation allowances on mortgage loans for the three months and nine months ended September 30, 2009, respectively, primarily due to vacancies resulting from tenant bankruptcies and the risk associated with refinancing near-term maturities due to declining collateral valuations.  Total valuation allowances of $73 million were held as of September 30, 2009.  Realized capital losses recognized on mortgage loans held for sale totaled $6 million for the nine months ended September 30, 2009.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of metrics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of September 30, 2009.

($ in millions)	Private equity/ debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting (“Cost”)	$722	$275	$68	$1,065
Equity method of accounting (“EMA”)	605	322	778	1,705
Total	$1,327	$597	$846	$2,770

Number of sponsors	84	40	12
Number of individual funds	132	88	77
Largest exposure to single fund	$38	$41	$120

Our aggregate limited partnership exposure represented 2.8% and 2.9% of total invested assets as of September 30, 2009 and December 31, 2008, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended September 30,
	2009				2008
	Cost	EMA (1)	Total income	Impairment write-downs (2)	Cost	EMA (1)	Total income	Impairment write-downs (2)
Private equity/debt funds	$4	$10	$14	$(1)	$13	$--	$13	$(2)
Real estate funds	--	(22)	(22)	(52)	1	(8)	(7)	(33)
Hedge funds	--	45	45	--	--	(30)	(30)	(4)
Total	$4	$33	$37	$(53)	$14	$(38)	$(24)	$(39)

	Nine months ended September 30,
	2009				2008
	Cost	EMA (1)	Total income	Impairment write-downs (2)	Cost	EMA (1)	Total income	Impairment write-downs (2)
Private equity/debt funds	$11	$(75)	$(64)	$(78)	$33	$57	$90	$(19)
Real estate funds	--	(141)	(141)	(214)	9	(6)	3	(36)
Hedge funds	--	69	69	(4)	--	(27)	(27)	(4)
Total	$11	$(147)	$(136)	$(296)	$42	$24	$66	$(59)

(1)  Beginning in the fourth quarter of 2008, income from EMA limited partnerships (“EMA LP”) is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

(2)  Impairment write-downs related to Cost limited partnerships were $53 million and $286 million in the three months and nine months ended September 30, 2009, respectively, compared to $36 million and $48 million in the three months and nine months ended September 30, 2008, respectively. Impairment write-downs related to EMA LP were $10 million in the nine months ended September 30, 2009 compared to $3 million and $11 million in the three months and nine months ended September 30, 2008, respectively. There were no impairment write-downs related to EMA LP in the three months ended September 30, 2009.

Limited partnership interests, excluding impairment write-downs, provided income of $37 million and losses of $136 million in the three months and nine months ended September 30, 2009, respectively, compared to losses of $24 million and income of $66 million in the three months and nine months ended September 30, 2008, respectively.  The loss from limited partnership interests in the nine months ended September 30, 2009 compared to income in the nine months ended September 30, 2008 is primarily related to losses from partnerships accounted for under the equity method of accounting resulting from reduced valuations on the net asset value of the partnerships.  Income on EMA LP is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

and real estate funds are generally on a three-month delay.  Limited partnership interests accounted for under the cost method of accounting recognize income only upon cash distributions by the partnership.

Unrealized net capital losses totaled $2.50 billion as of September 30, 2009, compared to unrealized net capital losses of $7.33 billion as of June 30, 2009, $9.40 billion as of March 31, 2009 and $8.81 billion as of December 31, 2008.  The decrease since December 31, 2008 for fixed income securities was primarily a result of tightening credit spreads on certain fixed income securities during 2009 that more than offset the rise in risk-free interest rates.  The unrealized net capital gain for equity securities as of September 30, 2009 compared to unrealized net capital loss as of December 31, 2008 was a result of improvements in equity security valuations as a result of improving equity market conditions.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in millions)	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
U.S. government and agencies	$255	$253	$516	$962
Municipal	39	(1,025)	(1,225)	(1,717)
Corporate	206	(1,550)	(3,452)	(3,413)
Foreign government	330	244	366	469
RMBS	(1,756)	(2,160)	(1,721)	(1,445)
CMBS	(1,159)	(1,746)	(2,044)	(1,994)
ABS	(720)	(1,134)	(1,313)	(1,348)
Redeemable preferred stock	(1)	(6)	(11)	(10)
Fixed income securities (1)	(2,806)	(7,124)	(8,884)	(8,496)
Equity securities	329	(186)	(537)	(332)
Short-term investments	--	--	1	3
Derivatives	(24)	(15)	16	11
Unrealized net capital gains and losses, pre-tax	(2,501)	(7,325)	(9,404)	(8,814)

Amounts recognized for:
Insurance reserves (2)	--	--	--	(378)
DAC and DSI (3)	2,679	4,064	3,785	3,500
Amounts recognized	2,679	4,064	3,785	3,122

Deferred income taxes	(66)	1,149	1,852	1,954
Unrealized net capital gains and losses, after-tax	$112	$(2,112)	$(3,767)	$(3,738)

(1)

Unrealized net capital gains and losses for fixed income securities as of September 30, 2009 and June 30, 2009 comprises $(632) million and $(584) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $(2,174) million and $(6,540) million, respectively, related to other unrealized net capital gains and losses.

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

(3)

The DAC and DSI adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized. Only the unrealized net capital losses on the Allstate Financial fixed annuity and interest-sensitive life product portfolios are used in this calculation. Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest. The DAC adjustment (85% of the total DAC and DSI adjustment balance) was limited as of December 31, 2008 and March 31, 2009 because the calculated amount, when added to the DAC balance before the impact of unrealized capital gains and losses, was greater than originally deferred costs plus interest. The DSI adjustment was limited in all periods presented. In periods subsequent to the adjustment reaching the limitation, the change in the adjustment will not trend in a linear relationship with the change in unrealized gains and losses until such time as the adjustment is below the limitation. The DAC adjustment came below the limitation as of June 30, 2009 and remains below at September 30, 2009. The DSI adjustment remains at its limitation at September 30, 2009. The limitation amount changes from period to period based on changes in the DAC and DSI balances before the impact of unrealized capital gains and losses, as well as new deferrals and interest.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

The net unrealized loss for the fixed income portfolio totaled $2.81 billion, comprised of $2.87 billion of gross unrealized gains and $5.68 billion of gross unrealized losses at September 30, 2009.  This is compared to a net unrealized loss for the fixed income portfolio totaling $8.50 billion, comprised of $2.54 billion of gross unrealized gains and $11.04 billion of gross unrealized losses at December 31, 2008.

Gross unrealized gains and losses as of September 30, 2009 on fixed income securities by type and sector are provided in the table below.

($ in millions)						Amortized
						cost as a	Fair value
	Par	Amortized	Gross unrealized		Fair	percent of	as a percent
	value (1)	cost	Gains	Losses	value	par value (2)	of par value (2)

Corporate:
Banking	$4,235	$3,990	$54	$(434)	$3,610	94.2%	85.2%
Financial services	3,381	3,240	93	(145)	3,188	95.8	94.3
Consumer goods (cyclical and non-cyclical)	4,735	4,734	233	(98)	4,869	100.0	102.8
Utilities	5,549	5,516	336	(96)	5,756	99.4	103.7
Capital goods	3,194	3,188	134	(62)	3,260	99.8	102.1
Other	1,410	1,250	44	(61)	1,233	88.7	87.4
Transportation	1,637	1,651	71	(52)	1,670	100.9	102.0
Basic industry	1,467	1,483	55	(39)	1,499	101.1	102.2
Communications	1,773	1,743	88	(32)	1,799	98.3	101.5
Technology	972	992	40	(24)	1,008	102.1	103.7
Energy	2,085	2,092	94	(16)	2,170	100.3	104.1
FDIC guaranteed	1,961	1,974	23	--	1,997	100.7	101.8
Total corporate fixed income portfolio	32,399	31,853	1,265	(1,059)	32,059	98.3	99.0

U.S. government and agencies	8,151	7,877	256	(1)	8,132	96.6	99.8
Municipal	27,851	22,128	800	(761)	22,167	79.5	79.6
Foreign government	3,057	2,544	334	(4)	2,874	83.2	94.0
RMBS	10,324	9,833	158	(1,914)	8,077	95.2	78.2
CMBS	3,779	3,737	27	(1,186)	2,578	98.9	68.2
ABS	3,922	3,357	34	(754)	2,637	85.6	67.2
Redeemable preferred stock	45	38	1	(2)	37	84.4	82.2
Total fixed income securities	$89,528	$81,367	$2,875	$(5,681)	$78,561	90.9	87.8

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $883 million, $8.21 billion, $1.33 billion and $1.30 billion, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 98.9% for corporate, 100.3% for municipals, 103.5% for foreign governments, and 101.3% for U.S. government and agencies.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 99.5% for corporates, 101.6% for municipals, 110.1% for foreign governments, and 102.9% for U.S. government and agencies.

The banking, financial services, consumer goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at September 30, 2009.  While credit spreads have tightened in the second and third quarter of 2009 from the historically high levels observed in the fourth quarter of 2008 and the first quarter of 2009, they remain wider than levels at initial purchase for certain securities in the portfolio.  As of September 30, 2009, $829 million or 78.3% of the gross unrealized losses in the corporate fixed income portfolio relate to securities rated investment grade.  $2.58 billion or 55.8% of the gross unrealized losses in the remaining fixed income securities relate to securities rated investment grade.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

For fixed income securities, 66.2% of the gross unrealized losses at September 30, 2009 were from $3.30 billion of securities with a fair value below 70% of amortized cost, or 4.2% of our fixed income portfolio.  The percentage of fair value to amortized cost for fixed income securities with gross unrealized losses at September 30, 2009 are shown in the following table.

($ in millions)	Amortized cost	Unrealized gain/(loss)	Fair value	Percent to total fixed income securities
> 80% of amortized cost	$19,031	$(1,214)	$17,817	22.7%
70% to 80% of amortized cost	2,843	(709)	2,134	2.7
< 70% of amortized cost	7,056	(3,758)	3,298	4.2
Gross unrealized losses on fixed income securities	28,930	(5,681)	23,249	29.6
Gross unrealized gains on fixed income securities	52,437	2,875	55,312	70.4
Net unrealized gains and losses on fixed income securities	$81,367	$(2,806)	$78,561	100.0%

The following table presents gross unrealized losses by type of fixed income security with a fair value below 70% of amortized cost at September 30, 2009.

($ in millions)	Fair value	Gross unrealized losses
Municipal	$294	$(259)
Corporate	368	(235)
RMBS	1,166	(1,632)
CMBS	792	(988)
ABS	678	(644)
Total fixed income securities	$3,298	$(3,758)

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities.  As of September 30, 2009, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  Our evaluation of whether it is more likely than not we will be required to sell a security before recovery of its amortized cost basis is substantially enhanced by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations.  During the first nine months of 2009, our fixed income securities portfolio provided approximately $6.62 billion in principal and interest cash flows, of which substantially all have been received in accordance with the contractual terms.

While the federal government is working to re-establish liquidity for certain RMBS, CMBS and ABS issues, we continue to have unrealized losses on a fair value reporting basis.  We anticipate that these securities will recover in line with our best estimate of the expected cash flows which are used for other-than-temporary impairment evaluations as well as managing the portfolio.

The net unrealized gain for the equity portfolio totaled $329 million, comprised of $498 million of unrealized gains and $169 million of unrealized losses at September 30, 2009.  This is compared to a net unrealized loss for the equity portfolio totaling $332 million, comprised of $112 million of unrealized gains and $444 million of unrealized losses at December 31, 2008.  Within the equity portfolio, the losses were primarily concentrated in the consumer goods, energy, financial services, banking and real estate sectors.  The unrealized losses in these sectors were company and sector specific.  As of September 30, 2009, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities through a screening process which identifies instances where the fair value compared to amortized cost for fixed income securities and cost for equity securities is below established thresholds, and also includes the monitoring of other criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at September 30, 2009 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

($ in millions, except number	September 30, 2009				December 31, 2008
of issues)	Fixed income				Fixed income
	Investment grade	Below investment grade	Equity	Total	Investment grade	Below investment grade	Equity	Total
Category (I): Unrealized loss less than 20% of cost (1) (2)
Number of issues	1,746	325	141	2,212	4,303	275	112	4,690
Fair value	$15,968	$1,849	$1,078	$18,895	$29,070	$1,172	$1,269	$31,511
Unrealized	$(1,048)	$(166)	$(122)	$(1,336)	$(2,523)	$(147)	$(74)	$(2,744)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1) (2)
Number of issues	27	27	17	71	1,216	356	221	1,793
Fair value	$213	$117	$85	$415	$8,445	$1,555	$676	$10,676
Unrealized	$(73)	$(60)	$(30)	$(163)	$(5,365)	$(902)	$(365)	$(6,632)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months (1) (2)
Number of issues	234	109	13	356	208	29	1	238
Fair value	$1,455	$770	$42	$2,267	$878	$136	$2	$1,016
Unrealized	$(762)	$(490)	$(13)	$(1,265)	$(1,686)	$(197)	$(1)	$(1,884)

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months (1) (2)
Number of issues	308	223	1	532	41	5	1	47
Fair value	$1,754	$1,123	$11	$2,888	$79	$16	$3	$98
Unrealized	$(1,523)	$(1,559)	$(4)	$(3,086)	$(200)	$(21)	$(4)	$(225)

Total number of issues	2,315	684	172	3,171	5,768	665	335	6,768
Total fair value	$19,390	$3,859	$1,216	$24,465	$38,472	$2,879	$1,950	$43,301
Total unrealized losses	$(3,406)	$(2,275)	$(169)	$(5,850)	$(9,774)	$(1,267)	$(444)	$(11,485)

(1)  For fixed income securities, cost represents amortized cost.

(2)  Gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which we have recorded a credit loss in earnings are included as follows: Category (I) $4 million, Category (II) $23 million, Category (III) $124 million, and Category (IV) $521 million.

The largest individual unrealized loss was $56 million for category (I), $15 million for category (II), $48 million for category (III) and $50 million for category (IV) as of September 30, 2009.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market’s evaluation of certain sectors.  The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.

Categories (III) and (IV) are affected by macroeconomic and credit pressures upon real estate valuations and borrowers, and issue, issuer or industry specific conditions.  All of the securities in these categories are monitored for other-than-temporary impairment.

Category (III) and (IV) fixed income securities at September 30, 2009 are listed in the following table.

($ in millions)	Category (III)		Category (IV)
	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal	$651	$(357)	$66	$(35)
Corporate	461	(210)	558	(236)
CMBS	382	(219)	689	(865)
RMBS	645	(422)	855	(1,315)
ABS	86	(44)	709	(631)
	$2,225	$(1,252)	$2,877	$(3,082)

Gross unrealized losses on fixed income securities in Category (II) decreased $6.13 billion since December 31, 2008.  This change was primarily the result of losses shifting into Category (III) and (IV) due to continued aging of losses in a continuous unrealized loss position of greater than or equal to 20% of amortized cost and the resetting of unrealized losses to the historical point of impairment for securities impacted by the adoption of new OTTI accounting guidance on April 1, 2009.  The remainder of the reduction in Category (II) is a result of improved market conditions resulting in higher valuations, which either caused a shift to Category (I) or created an overall gross unrealized gain position.

The gross unrealized losses on fixed income securities in Category (III) and (IV) totaled $4.33 billion at September 30, 2009 and comprised $2.28 billion of investment grade securities and $2.05 billion of below investment grade securities.  Consistent with their rating, our monitoring indicates that the investment grade securities have a relatively low risk of default.  $1.71 billion and $1.79 billion of investment grade and below investment grade securities, respectively, relate to RMBS, CMBS and ABS which we determined through our best estimate of future cash flows to have sufficient expected cash flows to recover our amortized cost basis or which are reliably insured.  Additionally, $645 million of Category (III) and (IV) unrealized losses relate to factors other than credit on other-than-temporarily impaired securities for which a credit loss was recognized in earnings.

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that the unrealized loss is related to other factors and recognition of a credit loss write-down is not appropriate.  As of September 30, 2009, one security with an unrealized loss of $4 million met these criteria.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments.

($ in millions)	September 30, 2009
						Percent of
			Amortized		Fair value as	total fixed
			cost as a		a percent of	income and
	Par	Amortized	percent of	Fair	par value	bank loan
	value (1)	cost (1)	par value	value (2)		portfolios

Restructured	$99	$84	84.8%	$74	74.7%	0.1%
Problem	1,134	325	28.7	268	23.6	0.3
Potential problem	2,727	1,905	69.9	1,043	38.2	1.3
Total	$3,960	$2,314	58.4	$1,385	35.0	1.7%
Cumulative write-downs recognized (3)		$1,375

	December 31, 2008
						Percent of
			Amortized		Fair value as	total fixed
			cost as a		a percent of	income and
	Par	Amortized	percent of	Fair	par value	bank loan
	value (1)	cost (1)	par value	value (2)		portfolios

Restructured	$101	$86	85.2%	$76	75.3%	0.1%
Problem	1,027	228	22.2	186	18.1	0.3
Potential problem	1,896	707	37.3	517	27.3	0.7
Total	$3,024	$1,021	33.8	$779	25.8	1.1%
Cumulative write-downs recognized (3)		$1,673

(1) The difference between par value and amortized cost of $1.65 billion at September 30, 2009 and $2.00 billion at December 31, 2008 is primarily attributable to write-downs.  Par value has been reduced by principal payments.

(2) Bank loans are reflected at amortized cost.

(3) Cumulative write-downs recognized only reflects impairment write-downs related to investments within the problem, potential problem and restructured categories.

At September 30, 2009, amortized cost for the problem category was $325 million and was comprised of $90 million of corporates (primarily privately placed), $78 million of Subprime, $76 million of bank loans, $60 million of municipal bonds, $11 million of CDO, $9 million of Consumer and other ABS and $1 million of Alt-A.  The increase of $97 million over December 31, 2008 is primarily attributable to the addition of bank loans, Subprime and municipal bond holdings.  The amortized cost of problem investments with a fair value less than 70% of amortized cost totaled $103 million with unrealized losses of $73 million and fair value of $30 million.

At September 30, 2009, amortized cost for the potential problem category was $1.91 billion and was comprised of $715 million of Subprime, $455 million of corporates (primarily privately placed and hybrids), $380 million of Alt-A, $125 million of CDO, $103 million of municipal bonds, $93 million of CMBS, $27 million of bank loans and $7 million of Consumer and other ABS.  The increase of $1.20 billion from December 31, 2008 is primarily attributable to the additions of Subprime, CMBS, corporates (primarily privately placed) and Alt-A.  The amortized cost of potential problem investments with a fair value less than 70% of amortized cost totaled $1.31 billion with unrealized losses of $839 million and fair value of $471 million.

We evaluated each of these investments through our portfolio monitoring process at September 30, 2009 and recorded write-downs reflecting the estimated credit loss when appropriate.  We further concluded that any remaining unrealized losses on these investments were due to factors other than credit loss and were temporary in nature.  For fixed income securities, we have not made the decision to sell and it is not more likely than not we will be required to sell before recovery of the amortized cost basis.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Net Investment Income  The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fixed income securities	$987	$1,181	$3,022	$3,657
Equity securities	15	24	50	87
Mortgage loans	121	154	389	470
Limited partnership interests	4	(24)	11	66
Short-term	4	59	23	153
Other	(4)	10	(7)	38
Investment income, before expense	1,127	1,404	3,488	4,471
Investment expense	(43)	(49)	(120)	(178)
Net investment income (1)	$1,084	$1,355	$3,368	$4,293

(1)      Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses.  EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.  The amount of EMA LP income included in net investment income was $(38) million and $24 million in the three months and nine months ended September 30, 2008, respectively.

Net investment income decreased 20.0% or $271 million in the third quarter of 2009 and decreased 21.5% or $925 million in the first nine months of 2009 compared to the same periods of 2008.  The decline in both periods was primarily due to lower yields, actions to shorten duration and maintain additional liquidity in the portfolio, along with reduced investment balances.  Lower yields were particularly impacted by short-term and variable rate assets.  Also contributing to the decline for the nine months ended September 30, 2009 were lower income on limited partnership interests, decreased dividends on equity securities and lower funds associated with securities lending.

During the first nine months of 2009, our fixed income and mortgage loan portfolio continued to generate significant cash flows from maturities, principal and interest receipts totaling $8.11 billion.  These cash flows increased our flexibility to take advantage of market opportunities and manage liabilities.  Increased market stability drove a more positive market outlook and improved liquidity in the portfolios, which led us to deploy $9.6 billion of short-term investments and cash receipts into securities, primarily fixed income and equities, to generate income and capital appreciation.

Net Realized Capital Gains and Losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Impairment write-downs	$(381)	$(666)	$(1,292)	$(1,331)
Change in intent write-downs	(11)	(453)	(142)	(1,511)
Net other-than-temporary impairment losses recognized in earnings	(392)	(1,119)	(1,434)	(2,842)
Sales	201	(137)	882	(107)
Valuation of derivative instruments	(269)	(111)	201	(396)
Settlements of derivative instruments	(92)	79	(52)	187
EMA LP income	33	--	(147)	--
Realized capital gains and losses, pre-tax	(519)	(1,288)	(550)	(3,158)
Income tax benefit (expense) (1)	183	450	(56)	1,107
Realized capital gains and losses, after-tax	$(336)	$(838)	$(606)	$(2,051)

(1) Income tax expense for the nine months ended September 30, 2009 includes expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  For a further discussion of changes in this valuation allowance, see the Deferred Taxes section of the MD&A.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fixed income securities	$(245)	$(488)	$(670)	$(1,040)
Equity securities	(51)	(139)	(219)	(228)
Mortgage loans	(31)	--	(74)	--
Limited partnership interests	(53)	(39)	(296)	(59)
Other investments	(1)	--	(33)	(4)
Impairment write-downs	$(381)	$(666)	$(1,292)	$(1,331)

Impairment write-downs in the three months and nine months ended September 30, 2009 were primarily the result of recovery assessments related to investments with commercial real estate exposure, including limited partnership interests, equity securities, mortgage loans and CMBS; RMBS which experienced deterioration in expected cash flows; and hybrid corporate fixed income securities.  $4 million and $99 million of the fixed income security write-downs for the three months and nine months ended September 30, 2009 related to securities that were disposed.  Of the remaining, $191 million or 79.3% and $423 million or 74.1% of the fixed income security write-downs for the three months and nine months ended September 30, 2009, respectively, related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  For these securities, as of September 30, 2009, there have either been no defaults or defaults have only impacted classes lower than our position in the capital structure.  $37 million and $47 million of the fixed income security write-downs for the three months and nine months ended September 30, 2009, respectively, related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.  $13 million and $101 million for the three months and nine months ended September 30, 2009, respectively, related to fixed income securities for which future cash flows are very uncertain.  Equity securities were written down primarily due to the length of time and extent fair value was below cost, considering our assessment of the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends.

Hybrid corporate fixed income securities are assessed for other-than-temporary impairment as fixed income securities, when they are expected to perform like a fixed income security.  However, when credit-related reasons increase the risk of deferred payment, they may be assessed for other-than-temporary impairment in a manner similar to equity securities.  In the third quarter of 2009, hybrid securities issued by European financial institutions with a fair value of $148 million were assessed as equity securities and written down for other-than-temporary impairment resulting in $110 million of realized capital losses.  In the nine months ended September 30, 2009, other-than-temporary impairments for hybrid securities totaled $140 million.

Limited partnership impairment write-downs related primarily to Cost limited partnerships which experienced significant declines in portfolio valuations and we could not assert the recovery period would be temporary.  To determine if an other-than-temporary impairment has occurred related to a Cost limited partnership, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuations of the investments held by the limited partnerships or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Change in intent write-downs are presented in the following table

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fixed income securities	$--	$(422)	$(102)	$(1,370)
Equity securities	(10)	(20)	(28)	(94)
Mortgage loans	--	(11)	(6)	(45)
Limited partnership interests	--	1	--	--
Other investments	(1)	(1)	(6)	(2)
Change in intent write-downs	$(11)	$(453)	$(142)	$(1,511)

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

The change in intent write-downs in the three months and nine months ended September 30, 2009 were a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments.  At September 30, 2009, change in intent write-downs of $10 million resulted from the anticipated rebalancing of our equity portfolios.

Sales generated $201 million and $882 million of net realized gains for the three months and nine months ended September 30, 2009, respectively, and were primarily due to $113 million and $628 million of gains on sales of U.S. and foreign governmental securities for the three months and nine months ended September 30, 2009, respectively.  In the third quarter of 2009, we sold $1.18 billion of CMBS, $36 million of CDO, $31 million of RMBS and realized capital losses of $23 million, capital gains of $34 million and capital gains of $4 million, respectively.

Valuation and settlement of derivative instruments net realized capital gains totaling $149 million for the nine months ended September 30, 2009 included $201 million of gains on the valuation of derivative instruments and $52 million of losses on the settlement of derivative instruments.  For the nine months ended September 30, 2008, net realized capital losses on the valuation and settlement of derivative instruments totaled $209 million.

At September 30, 2009, our securities with embedded options totaled $1.38 billion and decreased in fair value from December 31, 2008 by $78 million, comprised of realized capital gains on valuation of $117 million, net sales activity of $300 million, and unrealized net capital gains reported in other comprehensive income (“OCI”) of $105 million for the host securities.  Net unrealized capital gains were further decreased by $31 million due to amortization and impairment write-downs on the host securities.  The change in fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI.  Total amortized cost exceeded total fair value by $41 million at September 30, 2009.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity unless the issuer of the note defaults.  Total par value exceeded fair value by $53 million at September 30, 2009.

Losses from the risk reduction programs primarily occurred in the equity hedge program and related to a decrease in volatility and increase in the equity index.

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

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy.

($ in millions)

	Nine months ended September 30,
	2009			2008	2009 Explanations
	Valuation	Settlements	Total	Total
Risk reduction Property-Liability

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

Portfolio duration management	$20	$31	$51	$3

Interest rate spike exposure	(77)	42	(35)	(35)

Interest rate swaption contracts, with terms of less than one year, and exchange traded options on treasury futures, with three month terms, provide an offset to declines in fixed income market values resulting from potential rising interest rates. As of September 30, 2009, the notional of our over-the-counter (“OTC”) swaption positions totaled $7.50 billion and the notional of our exchange traded options totaled $3.49 billion. Exchange traded options on treasury futures are utilized to supplement the protection provided by swaption contracts without increasing the counterparty risk associated with OTC contracts. The 2009 YTD loss primarily relates to losses on options on treasury futures partially offset by gains on swaption contracts. The losses on options on treasury futures primarily resulted from a decrease in volatility. If interest rates do not increase above the strike rate, the maximum loss on swaptions and options on treasury futures is limited to the amount of the premium paid. The gains on the terminations of certain swaption contracts resulted from an increase in interest rates that were partially offset by the valuation losses on open swaption contracts resulting from a decrease in volatility.

Hedging unrealized gains on equity securities	7	(188)	(181)	168

Short S&P futures are used to provide an offset to declines in valuations in our equity securities portfolio reported in unrealized net capital gains or losses in accumulated OCI. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. The 2009 YTD settlement losses on futures were primarily the result of an increase in the price levels of the equity index and were partially offset by our unrealized capital gains and losses of our equity portfolio reflected in OCI to the extent it relates to changes in the equity index price levels. Exchange traded put options provide an offset to significant declines in our equity portfolio from equity market declines below a targeted level. Options can expire, terminate early or the option can be exercised. If the price level of the equity index does not fall below the put’s strike price, the maximum loss on purchased puts is limited to the amount of the premium paid. The 2009 YTD settlement losses on options were primarily the result of a decrease in volatility and an increase in the price levels of the equity index and were partially offset by net unrealized capital gains and losses of our equity portfolio reflected in OCI to the extent it relates to changes in price levels of the equity index.

Foreign currency contracts	7	(10)	(3)	(11)

Credit risk reduction	(28)	(9)	(37)	25	Losses are primarily the result of tightening credit spreads on referenced credit entities.
Other	--	--	--	(31)

Allstate Financial

Interest rate caps, floors and swaps are used by Allstate Financial to balance interest-rate sensitivities of its assets and liabilities. The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration. The contracts can be terminated and settled at any time with minimal additional cost. The maximum loss on caps and floors is limited to the amount of premiums paid. The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts. The 2009 YTD gains, resulting from increasing interest rates, are offset in unrealized capital gains and losses of our fixed income securities in OCI to the extent it relates to changes in risk-free rates.

Duration gap management	125	50	175	(55)

Anticipatory hedging	(5)	(11)	(16)	89

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

	Nine months ended September 30,
	2009			2008	2009 Explanations
	Valuation	Settlements	Total	Total
Hedging of interest rate exposure in annuity contracts	6	--	6	(10)

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, increased due to an increase in interest rates.

Hedging unrealized gains on equity indexed notes	--	--	--	4

Hedge ineffectiveness	1	--	1	(13)	The hedge ineffectiveness of $1 million includes $144 million in realized capital gains on swaps that were offset by $143 million in realized capital losses on the hedged risk.

Foreign currency contracts	1	--	1	(2)

Credit risk reduction	(23)	(18)	(41)	8	Losses are primarily the result of tightening credit spreads on referenced credit entities.

Total Risk reduction	34	(113)	(79)	140

Income generation
Asset replication -

The 2009 YTD changes in valuation are due to tightening credit spreads on referenced credit entities, and would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs. For further discussion on CDS, see Note 6 of the condensed consolidated financial statements.

credit exposure
Property-Liability	9	3	12	(20)
Allstate Financial	41	9	50	(31)
Total	50	12	62	(51)

Asset replication -					Exchange traded equity index future contracts are used to replicate equity market returns. The 2009 YTD gains were the result of an increase in price levels of the equity index.
equity exposure
Property-Liability	--	49	49	(2)

Commodity derivatives -
Property-Liability	--	--	--	(13)
Total Income	50	61	111	(66)
generation

Accounting
Equity indexed notes -

Equity-indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon sale or maturity. In the event the economic value of the options is not realized, we will recover the par  value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $63 million at September 30, 2009. Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the September 30, 2009 and December 31, 2008 holdings, respectively.

Allstate Financial	19	--	19	(174)

					($ in millions)
						September 30, 2009	Change in fair value	Change due to net sale activity	December 31, 2008
					Par value	$475	$--	$(325)	$800
					Amortized cost of host contract	$340	$16	$(162)	$486
					Fair value of equity-indexed call option	80	19	(71)	132
					Total amortized cost	$420	$35	$(233)	$618
					Total fair value	$412	$43	$(264)	$633
					Unrealized gain/(loss)	$(8)	$8	$(31)	$15

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

	Nine months ended September 30,
	2009			2008	2009 Explanations
	Valuation	Settlements	Total	Total

Convertible bonds are fixed income securities that contain embedded options. Changes in valuation of the embedded option are reported in realized capital gains and losses. The results generally track the performance of underlying equities. Valuation gains and losses are converted into cash upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Fair value exceeded par value by $10 million at September 30, 2009. Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the September 30, 2009 and December 31, 2008 holdings, respectively.

Conversion options in fixed income securities
Property-Liability	61	--	61	(76)
Allstate Financial	37	--	37	(34)
Total	98	--	98	(110)

					($ in millions)
						September 30, 2009	Change in fair value	Change due to net sale activity	December 31, 2008
					Par value	$959	$--	$(46)	$1,005
					Amortized cost of host contract	681	$15	$4	$662
					Fair value of conversion option	321	98	22	201
					Total amortized cost	$1,002	$113	$26	$863
					Total Fair value	$969	$179	$(36)	$826
					Unrealized gain/(loss)	$(33)	$66	$(62)	$(37)

Total Accounting	117	--	117	(284)

Other	--	--	--	1

Total	$201	$(52)	$149(1)	$(209)
Total Property- Liability	$(1)	$(82)	$(83)	$8
Total Allstate
Financial	$202	$30	$232	$(218)
Other	--	--	--	1

(1) Does not include $2 million of derivative gains related to the termination of fair value hedges and cash flow hedges which are included in sales and reported with the hedged risk.

Included in the table above are net realized capital losses on the valuation and settlement of derivative instruments related to our risk mitigation and return optimization programs totaling $164 million for the nine months ended September 30, 2009.  These realized capital gains and losses are detailed in the following table.

($ in millions)	Nine months ended September 30, 2009
	Valuation	Settlement	Total (1)
Portfolio duration management	$20	$31	$51
Interest rate spike exposure	(77)	42	(35)
Hedging unrealized gains on equity securities	6	(156)	(150)
Credit risk hedging	(15)	(15)	(30)
Total	$(66)	$(98)	$(164)

(1)  Net realized capital losses on macro hedges for the three months ended September 30, 2009 comprised of portfolio duration management of $105 million, interest rate spike exposure of $184 million and hedging unrealized gains on equity securities of $47 million totaling $336 million. Net realized capital losses on credit risk hedging for the three months ended September 30, 2009 totaled $24 million.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

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

During third quarter 2009, certain Alt-A RMBS, Prime RMBS and ABS-credit card and auto were transferred into Level 2 from Level 3 as a result of increased liquidity in these markets (see Level 3 rollforward in Note 5 of the condensed consolidated financial statements).  This was evidenced by increased trading volume and the narrowing of bid-ask spreads for our specific holdings.  When transferring these securities into Level 2, we do not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers.  Accordingly, for securities included within this group, there was no change in fair value for a change in model resulting in a gain or loss.

Transfers into Level 3 during the three and nine months ended September 30, 2009 included situations where a fair value quote is not provided by our independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three and nine months ended September 30, 2009 included situations where a broker quote was used in the prior period and a fair value quote is now available from our independent third-party valuation service provider.  A quote utilizing the new pricing source is not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities are not ascertainable and are not significant.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

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

With respect to our evaluation of the need for a valuation allowance related to the deferred tax asset on capital losses that have been realized but have not yet been recognized for tax purposes, we utilize prudent and feasible tax planning strategies that optimize the ability to carry back capital losses as well as the ability to offset future capital losses with unrealized capital gains that could be recognized for tax purposes.  We have remaining capital loss carryback capacity of $1.47 billion from 2007.

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

The total deferred tax valuation allowance was $6 million at both September 30, 2009 and June 30, 2009, $379 million at March 31, 2009 and $49 million at December 31, 2008.  The following table shows how changes in the valuation allowance were recorded in the condensed consolidated financial statements in the first nine months of 2009.

($ in millions)		Adjustments recorded in the three months ended March 31, 2009		Adjustments recorded in the six months ended September 30, 2009
				Impact of adoption of new OTTI accounting guidance as of April 1, 2009
	Balance as of December 31, 2008	Decrease to income	Decrease (increase) to other comprehensive income	Increase in retained income	Increase in other comprehensive income	Increase to income	Increase to other comprehensive income	Balance as of September 30, 2009

Property-Liability	$38	$112	$79	$(111)	$(32)	$(4)	$(78)	$4
Allstate Financial	11	142	(3)	(142)	--	(5)	(1)	2
Total	$49	$254	$76	$(253)	$(32)	$(9)	$(79)	$6

Income tax expense for the nine months ended September 30, 2009 includes expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  Of the $254 million, $142 million was attributable to Allstate Financial and was primarily related to other-than-temporary impairment write-downs that were not deductible for tax purposes as of March 31, 2009.  $112 million was attributable to Property-Liability and was primarily related to unrealized losses on equity securities as of December 31, 2008 for which we were unable to demonstrate a tax planning offset with future capital gains as of March 31, 2009.  This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  The release of the valuation allowance is related to the reclassification of previously recorded other-than-temporary impairment write-downs from retained income to unrealized capital losses.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholders’ equity as of September 30, 2009 was $17.51 billion, an increase of 38.5% from $12.64 billion as of December 31, 2008.

•                  Deployable invested assets at the parent holding company level totaled $3.36 billion at September 30, 2009 compared to $3.64 billion at December 31, 2008.

•                  As of September 30, 2009, AIC statutory surplus is approximately $14.8 billion compared to $13.0 billion at December 31, 2008. These amounts include ALIC’s statutory surplus of approximately $3.2 billion at September 30, 2009, compared to $3.2 billion at December 31, 2008.

•                  At September 30, 2009, we held 32.5% of our total consolidated cash and investment portfolio, or $32.96 billion, in cash and other liquid investments that are saleable within one quarter without significant additional net realized capital losses.

•                  On January 2, 2009, we paid a quarterly shareholder dividend of $0.41.  On both April 1, 2009 and July 1, 2009, we paid a quarterly shareholder dividend of $0.20.  On July 21, 2009, we declared a quarterly shareholder dividend of $0.20 to be payable on October 1, 2009.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	September 30, 2009	December 31, 2008
Common stock, retained income and other shareholders’ equity items	$18,373	$17,442
Accumulated other comprehensive income	(868)	(4,801)
Total shareholders’ equity	17,505	12,641
Debt	6,661	5,659
Total capital resources	$24,166	$18,300

Ratio of debt to shareholders’ equity	38.1%	44.8%
Ratio of debt to capital resources	27.6%	30.9%

Shareholders’ equity increased in the first nine months of 2009, due to decreases in unrealized net capital losses on investments and net income, partially offset by dividends paid to shareholders.

We suspended our $2.00 billion share repurchase program in October, 2008 and did not complete it by the target date of March 31, 2009.

On January 2, 2009, we paid a quarterly shareholder dividend of $0.41.  On both April 1, 2009 and July 1, 2009, we paid a quarterly shareholder dividend of $0.20.  On July 21, 2009, we declared a quarterly shareholder dividend of $0.20 to be payable on October 1, 2009.

On May 11, 2009, we issued $300 million of 6.20% Senior Notes due 2014 and $700 million of 7.45% Senior Notes due 2019, utilizing the registration statement filed with the Securities and Exchange Commission on May 8, 2009.  The proceeds of this issuance are being used for general corporate purposes, as well as to facilitate the repayment of the $750 million of 7.20% Senior Notes scheduled to mature on December 1, 2009.  In addition, except for the $40 million in long-term debt related to the synthetic leases scheduled to mature through 2011, we do not have any required principal payments until 2012 when the $350 million of 6.125% Senior Notes is due.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.

On February 2, 2009, A.M. Best affirmed The Allstate Corporation’s debt rating of a- as well as the A+ financial strength ratings of AIC and ALIC.  A.M. Best also affirmed the commercial paper rating of AMB-1.  The outlook for all ratings remained stable.  On January 29, 2009, S&P downgraded the rating for The Allstate Corporation to A- from A+, the financial strength ratings for AIC and ALIC to AA- from AA, and the commercial paper rating of The Allstate Corporation to A-2 from A-1.  The outlook for all ratings remained negative.  On

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

August 6, 2009, Moody’s affirmed The Allstate Corporation’s debt rating of A3, AIC’s financial strength rating of Aa3 and ALIC’s financial strength rating of A1.  The outlook for the ratings remained stable.  On January 29, 2009, Moody’s had downgraded the rating for The Allstate Corporation to A3 from A2, the financial strength rating of AIC to Aa3 from Aa2, the financial strength rating of ALIC to A1 from Aa3, and the commercial paper rating of The Allstate Corporation to P-2 from P-1.

We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings.  The ratings of these groups are influenced by the risks that relate specifically to each group.  On July 7, 2009, A.M. Best downgraded the financial strength ratings for the Castle Key Insurance Company, formerly known as Allstate Floridian Insurance Company, and its subsidiaries (which underwrites personal lines property insurance in Florida) to B- from B+.  The outlook for the ratings of Castle Key Insurance Company and its subsidiaries remain negative.

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

Allstate’s domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.  As of September 30, 2009, AIC’s statutory surplus is approximately $14.8 billion compared to $13.0 billion at December 31, 2008.  These amounts include ALIC’s statutory surplus of approximately $3.2 billion at September 30, 2009, compared to $3.2 billion at December 31, 2008.

Liquidity Sources and Uses

We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  We continue to take proactive measures to maintain or enhance our economic and liquidity position as capital market conditions change.  Actions include:

•                  Managing our gross exposure to our largest exposures: interest rate, equity, and catastrophes through active management of our investment and product portfolios as well as further mitigation through hedging and reinsurance.

•                  Suspension of share repurchase program.

•                  On January 2, 2009, we paid a quarterly shareholder dividend of $0.41.  On both April 1, 2009 and July 1, 2009, we paid a quarterly shareholder dividend of $0.20.  On July 21, 2009, we declared a quarterly shareholder dividend of $0.20 to be payable on October 1, 2009.

We believe that these actions will provide us with a greater level of flexibility necessary to operate in the current market environment.  If market conditions warrant, we may take additional actions to enhance our liquidity position including:

•                  Relying on portfolio cash flows including approximately $11.14 billion of expected inflows from upcoming maturities, calls and prepayments on fixed income securities, mortgage loans and bank loans, and interest receipts on investments over the next twelve months to increase liquidity.  Expected interest receipts

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

include amounts related to variable rate investments for which the interest rate fluctuates in accordance with market interest rates.  Our expectation is based on market interest rates as of September 30, 2009.  Further, these expected portfolio cash flows are based on investments as of September 30, 2009 and were determined without regard to increases in the portfolio for reasons such as the reinvestment of portfolio cash flows or decreases due to reductions in outstanding contractholder funds obligations.

•                  The sale of fixed income securities (government, municipal and investment grade corporate bonds) with unrealized capital gains at September 30, 2009.

With a focus on preserving capital, we consider investments which are convertible to cash without generating significant additional net realized capital losses as liquidity sources.  The following table presents cash and short-term positions convertible to cash, and certain other liquid investments meeting these criteria.

($ in millions)	As of September 30, 2009
	Property- Liability	Allstate Financial	Corporate and Other	Consolidated
Cash and short-term positions convertible to cash available same day/next day	$651	$1,105	$685	$2,441
Other highly liquid investments (1)	7,275	6,616	1,607	15,498
Other liquid investments (2)	7,959	6,449	616	15,024
Total liquid (3)	$15,885	$14,170	$2,908	$32,963

Percent of total consolidated cash and investments				32.5%

(1) Other highly liquid investments are defined as assets that are generally saleable within one week, and primarily include U.S. government and agencies bonds of $6.55 billion, equity securities of $3.88 billion, sovereign governments of $1.18 billion, corporate bonds of $1.17 billion, agency pass through securities of $1.10 billion, municipal bonds of $1.04 billion, and short-term investments of $247 million.  The amounts shown in the table above represent the amount of our holdings in these assets, excluding any holdings with restrictions.

(2) Other liquid investments are defined as assets that are saleable within one quarter, and primarily include municipal bonds of $5.79 billion, corporate bonds of $3.67 billion, agency pass through securities of $1.66 billion, sovereign governments of $1.18 billion, short-term investments of $742 million and U.S. government and agencies bonds of $570 million.  The amounts shown in the table above represent the amount that we believe could be sold during the fourth quarter of 2009, excluding any holdings with restrictions.

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

Parent Company Capital Capacity  At the parent holding company level, we have deployable cash and investments totaling $3.36 billion as of September 30, 2009, which excludes $750 million advanced to AIC under the Liquidity Agreement.  These assets include highly liquid securities that are generally saleable within one week totaling $2.29 billion, additional liquid investments that are saleable within one quarter totaling $616 million, and $452 million of investments that would require more than one quarter to sell.  This provides funds for the parent company’s relatively low fixed charges.

In March 2009, the Corporation and AIC completed a previously approved capital contribution of $250 million of cash to ALIC.  This capital contribution was funded by a dividend of $250 million paid to the Corporation in cash by Kennett Capital Holdings, LLC, a wholly owned subsidiary of the Corporation.

The Corporation has access to additional borrowing to support liquidity as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2009, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

•                  Our primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at September 30, 2009 was 22.5%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the third quarter and first nine months of 2009.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on May 8, 2009.  We can use our current shelf registration to issue an unspecified amount of debt securities, common stock (including 364 million shares of treasury stock as of September 30, 2009), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity Exposure Contractholder funds as of September 30, 2009 were $53.34 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions at September 30, 2009.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$8,982	16.8%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	23,287	43.7
Market value adjustments (2)	9,467	17.8
Subject to discretionary withdrawal without adjustments	11,600	21.7
Total contractholder funds (3)	$53,336	100.0%

(1) Includes $11.08 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2) $7.97 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3) Includes $1.41 billion of contractholder funds on variable annuities reinsured to Prudential Financial Inc. effective June 1, 2006.

While we are able to quantify remaining scheduled maturities for our institutional products anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 12.0% and 12.4% in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008.  The annualized surrender and partial withdrawal rate on deferred annuities, interest-sensitive life insurance and Allstate Bank products, based on the beginning of year contractholder funds, was 11.1% and 11.8% for the first nine months of 2009 and 2008, respectively.  The annualized surrender and partial withdrawal rate on deferred fixed annuities was 9.9% in the first nine months of 2009 compared to 11.2% in the first nine months of 2008.  Allstate Financial strives to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Our institutional products are primarily funding agreements backing medium-term notes.  As of September 30, 2009, total institutional products outstanding were $4.35 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of September 30, 2009.

($ in millions)

2010	$1,715
2011	760
2012	40
2013	1,750
2016	85
$4,350

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

We have contributed $307 million to the pension plans in 2009, and may make additional payments in the fourth quarter of 2009. The amount, if any, of any additional payments has not been determined at this time.  There was no required cash contribution necessary to satisfy the minimum funding requirement under the Internal Revenue Code for the tax qualified pension plans in 2009.

The following table summarizes consolidated cash flow activities by business segment for the first nine months ended September 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2009	2008	2009	2008	2009	2008	2009	2008
Net cash provided by (used in):
Operating activities	$1,547	$1,761	$1,824	$1,666	$144	$129	$3,515	$3,556
Investing activities	(2,097)	976	4,244	2,529	314	(1,387)	2,461	2,118
Financing activities	(6)	2	(6,223)	(3,788)	565	(1,955)	(5,664)	(5,741)
Net increase (decrease) in consolidated cash							$312	$(67)

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Lower cash provided by operating activities for Property-Liability in the first nine months of 2009 compared to the first nine months of 2008 was primarily due to higher claim payments.

Cash used in investing activities in the first nine months of 2009 compared to cash provided by investing activities in the first nine months of 2008 was primarily due to lower sales of fixed income and equity securities and increased purchases of fixed income securities partially offset by net change in short-term investments and decreased purchases of equity securities.

Allstate Financial  Higher operating cash flows for Allstate Financial in the first nine months of 2009 compared to the first nine months of 2008 were primarily related to higher income tax refunds, lower expenses, decreased contract benefits paid and increased premiums received, partially offset by lower net investment income.  The increase in income tax refunds received in the first nine months of 2009 was related to our actions to accelerate refunds from the overpayment of 2008 estimated taxes as well as the carryback of 2008 ordinary losses to prior tax years.

Higher cash flows provided by investing activities in the first nine months of 2009 compared to the first nine months of 2008 were primarily due to reductions of short-term investments to fund reductions in contractholder fund liabilities.

Higher cash flows used in financing activities in the first nine months of 2009 compared to the first nine months of 2008 were primarily due to the absence of issuances of institutional products in the first nine months of 2009 compared to $4.16 billion in the first nine months of 2008.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 10 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

Changes in estimates of profitability on interest-sensitive life, fixed annuities and other investment products may adversely affect our profitability and financial condition through the amortization of DAC

DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to actual historical gross profits and estimated future gross profits (“EGP”) over the estimated lives of the contracts.  The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable.  Updates to these assumptions (commonly referred to as “DAC unlocking”) could adversely affect our profitability and financial condition.  In 2009, DAC unlocking resulted in increased amortization of DAC of $277 million.  In addition in periods when actual gross profits are negative, recapitalization (“negative amortization”) of DAC is only recorded when determined to be recoverable based on specific facts and circumstances.

Examples of such situations include the world wide financial crisis, which resulted in an unprecedented level of realized capital losses. A principal assumption change impacting EGP and the related DAC amortization was an increase in the level of expected realized capital losses in 2009 and 2010.  This resulted in the majority of the market value adjusted annuity DAC balance being reduced to zero since the products in force were estimated to have no gross profits.  Market value adjusted annuity DAC will not be recapitalized while there are no estimated gross profits.  Facts and circumstances may lead to other situations where DAC is not recapitalized.  Accordingly, judgments regarding the recognition of Allstate Financial’s DAC amortization may adversely affect profitability and financial condition.

A large scale pandemic, the continued threat of terrorism, or ongoing military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and operating results

A large scale pandemic, the continued threat of terrorism, within the United States and abroad, or ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity.  Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large scale pandemic or the continued

threat of terrorism.  We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available.  Additionally, in the Allstate Protection and Allstate Financial business segments, a large scale pandemic or terrorist act could have a material adverse effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.

Proposed regulatory reforms, and the more stringent application of existing regulations, may make it more expensive for us to conduct our business

The federal government has released a set of proposed regulatory reforms with respect to financial services entities.  As part of a larger effort to strengthen the regulation of the financial services market, the proposal outlines certain reforms applicable to the insurance industry, including the establishment of an Office of National Insurance within the Treasury Department.  The reforms could also increase the regulation of large insurance conglomerates whose failure could pose a systemic risk to the financial system.  In addition, the federal government has issued a set of principles for reforming the U.S. and international regulatory capital framework for banking firms.

We are a diversified unitary savings and loan holding company for Allstate Bank, a federal stock savings bank and a member of the Federal Deposit Insurance Corporation (“FDIC”).  The principal supervisory authority for the diversified unitary savings and loan holding company activities and the bank is the Office of Thrift Supervision (“OTS”).  We are subject to OTS regulation, examination, supervision and reporting requirements and its enforcement authority.  Among other things, this permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness and stability of Allstate Bank.

Any additional legislation or regulatory requirements imposed upon us in connection with the federal government proposed regulatory reforms or arising from the principles for reforming the U.S. and international regulatory capital framework for banking firms, and any more stringent enforcement of existing regulations by federal authorities, may make it more expensive for us to conduct our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
July 1, 2009 - July 31, 2009	--	$--	--	$ --
August 1, 2009 - August 31, 2009	478	$28.0285	--	--
September 1, 2009 - September 30, 2009	--	$--	--	--

Total	478	$28.0285	--

(1)  In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

July:	none
August:	478
September:	none

(2)  Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

none

(3)  Our $2.00 billion share repurchase program was suspended in October 2008 and ended on March 31, 2009.  A new share repurchase program has not been authorized.

Item 6.   Exhibits

(a)                               Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

November 4, 2009	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.1	Resolutions regarding Non-Employee Director Compensation, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed September 16, 2009.

10.2	The Allstate Corporation Deferred Compensation Plan as amended and restated as of July 31, 2009.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 4, 2009, concerning unaudited interim financial information.

31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-1