Form 10-K
period 2009-12-31
ALLSTATE CORP
filed 2010-02-25
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 1-11840

THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2775 Sanders Road, Northbrook, Illinois 60062 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (847) 402-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes    X                               No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes                                     No    X

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

Yes    X                               No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       X

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                     No    X

        The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2009, was approximately $13.01 billion.

        As of February 1, 2010, the registrant had 536,571,250 shares of common stock outstanding.

Documents Incorporated By Reference

        Portions of the following documents are incorporated herein by reference as follows:

        Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be held on May 18, 2010 (the "Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

       The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate®" slogan, Allstate is reinventing protection and retirement to help individuals in approximately 17 million households protect what they have today and better prepare for tomorrow. Customers can access Allstate products and services such as auto insurance and homeowners insurance through more than 14,000 exclusive Allstate agencies and financial representatives in the United States and Canada. Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2008 statutory direct premiums earned. In addition, according to A.M. Best, it is the nation's 16th largest issuer of life insurance business on the basis of 2008 ordinary life insurance in force and 17th largest on the basis of 2008 statutory admitted assets.

    Allstate has four business segments:

• Allstate Protection	• Discontinued Lines and Coverages
• Allstate Financial	• Corporate and Other

       To achieve its goals in 2010, Allstate is focused on three priorities: improve customer loyalty, reinvent protection and retirement for the consumer, and grow our businesses.

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

ALLSTATE PROTECTION SEGMENT

Products and Distribution

       Our Allstate Protection segment accounted for about 93% of Allstate's 2009 consolidated insurance premiums and contract charges. In this segment, we sell principally private passenger auto and homeowners insurance, primarily through agencies. These products are marketed under the Allstate and Encompass® brand names. The Allstate Protection segment also includes a separate organization called Emerging Businesses which is comprised of Business Insurance (commercial products for small business owners), Consumer Household (specialty products including motorcycles, boats, renters and condominium insurance policies), Allstate Dealer Services (insurance and non-insurance products sold primarily to auto dealers), Allstate Roadside Services (retail and wholesale roadside assistance products) and Ivantage (insurance agency). We also participate in the involuntary or shared private passenger auto insurance business in order to maintain our licenses to do business in many states. In some states, Allstate exclusive agencies offer non-proprietary property insurance products.

       Allstate brand auto and homeowners insurance products are sold primarily through Allstate exclusive agencies and, to a lesser extent, through independent agencies in areas not served by exclusive agencies. Encompass brand auto and homeowners insurance products are sold through independent agencies.

       In most states, consumers can also purchase certain Allstate brand personal insurance, Emerging Business products, and obtain service through our direct channel that includes call centers and the internet.

       Total Allstate Protection premiums written were $25.97 billion in 2009. Our broad-based network of approximately 12,300 Allstate exclusive agencies in approximately 11,500 locations in the U.S. produced approximately 87% of the Allstate Protection segment's written premiums in 2009. The direct channel accounted for 2.4% of this total. The rest was generated primarily by approximately 4,300 independent agencies. We are among the six largest providers of personal property and casualty insurance products through independent agencies in the United States, based on statutory written premium information provided by A.M. Best for 2008.

Competition

       The markets for personal private passenger auto and homeowners insurance are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. by direct written premium for the year ended December 31, 2008 (the most recent date such competitive information is available) according to A.M. Best.

Private Passenger Auto Insurance		Homeowners Insurance

Insurer	Market Share	Insurer	Market Share
State Farm	17.8%	State Farm	20.9%
Allstate	11.0%	Allstate	10.5%
GEICO	7.7%	Farmers	6.9%
Progressive	7.2%	Liberty Mutual	4.9%
Farmers	5.5%	Nationwide	4.7%
Nationwide	4.7%	Travelers	4.6%
		USAA	4.0%

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

       Pricing sophistication and related underwriting and marketing programs use a number of risk evaluation factors. For auto insurance, these factors can include but are not limited to vehicle make, model and year; driver age and marital status; territory; years licensed; loss history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring based on credit report information. For property insurance, these factors can include but are not limited to amount of insurance purchased; geographic location of the property; loss history; age and construction characteristics of the property; and insurance scoring based on credit report information.

       Our primary focus in using pricing sophistication methods has been on acquiring and retaining new business. The aim has been to enhance Allstate's competitive position with respect to "high lifetime value" market segments while maintaining or improving profitability. "Lifetime value" is the discounted value of a customer's future cash flow stream. To estimate a customer's lifetime value score, we analyze characteristics about the customer (for example, age, marital status, and driving record) and characteristics about the product the customer has purchased (for example, coverages, limits, and descriptors of the asset insured) on the basis of historic data patterns and trends. "High lifetime value" generally refers to customers who are homeowners with multiple autos to insure, who have better retention and more favorable loss experience, and thus potentially present more favorable prospects for profitability over the course of their relationships with us. We provide and continue to enhance a range of discounts to attract more high lifetime value customer segments. For example, we implemented a new auto discount for the high lifetime value customer segment. In many states, we also increased the discount our homeowners customers receive if they insure their automobiles with Allstate.

       Allstate® Your Choice Auto insurance allows qualified customers to choose from a variety of optional auto insurance packages at various prices. We believe that Allstate Your Choice Auto differentiates Allstate from its competitors and allows for increased growth and increased retention. Allstate® Your Choice Home allows qualified customers to choose from options such as a claim-free bonus and greater ability to tailor their own home insurance protection coverage. Allstate Blue® is our non-standard auto insurance product which offers features such as a loyalty bonus and roadside assistance coverage.

Geographic Markets

       The principal geographic markets for our auto, homeowners, and other personal property and casualty products are in the United States. Through various subsidiaries, we are authorized to sell various types of personal property and casualty insurance products in all 50 states, the District of Columbia and Puerto Rico. We also sell personal property and casualty insurance products in Canada through a distribution system similar to that used in the United States.

       The following table reflects, in percentages, the principal geographic distribution of premiums earned for the Allstate Protection segment for the year ended December 31, 2009, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the premiums earned for the segment.

New York	10.5%
California	9.8%
Texas	9.4%
Florida	8.2%
Pennsylvania	5.3%

       We continue to take actions to support earning an acceptable return on the risks assumed in our property business and to reduce variability in our earnings, while providing quality protection to our customers. Accordingly, we expect to continue to adjust underwriting practices with respect to our property business in markets with significant catastrophe risk exposure.

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

       Information regarding the amount of premium earned for Allstate Protection segment products for the last three years is set forth in Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations, page 47, in the table regarding premiums earned by brand. That table is incorporated in this Part I, Item 1 by reference.

ALLSTATE FINANCIAL SEGMENT

Products and Distribution

       Our Allstate Financial segment provides life insurance, retirement and investment products, and voluntary accident and health insurance products. Our principal products are fixed annuities including deferred and immediate; interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. Banking products and services are also offered to customers through the Allstate Bank. The table on page 4 lists our major distribution channels for this segment, with the associated products and targeted customers.

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
Bank products
    (Certificates of deposit, money market accounts, savings
    accounts, checking accounts and Allstate Agency loans)
	Workplace life and voluntary accident and health insurance(4)	Middle market(1), emerging affluent(2) and mass affluent consumers(3) with retirement and family financial protection needs
Independent agents (through master brokerage agencies)	Term life insurance Interest-sensitive life insurance Variable life insurance Deferred fixed annuities (including indexed and MVA) Immediate fixed annuities	Emerging affluent and mass affluent consumers with retirement and financial protection needs
Independent agents (as workplace enrolling agents)	Workplace life and voluntary accident and health insurance(4)	Middle market consumers with family financial protection needs employed by small, medium, and large size firms
Banks	Deferred fixed annuities (including indexed and MVA) Single premium life insurance	Middle market and emerging affluent consumers with retirement needs
Broker-dealers	Deferred fixed annuities (including indexed and MVA)	Emerging affluent and mass affluent consumers with retirement needs
Structured settlement annuity brokers	Structured settlement annuities	Typically used to fund or annuitize large claims or litigation settlements
Broker-dealers (Funding agreements)	Funding agreements backing medium-term notes	Institutional and individual investors

(1)
Consumers with $35,000-$75,000 in household income

(2)
Consumers with $75,000-$150,000 in household income

(3)
Consumers with greater than $150,000 in household income

(4)
Interest-sensitive and term life insurance; disability income insurance; cancer, accident, critical illness and heart/stroke insurance; hospital indemnity; limited benefit medical insurance; and dental insurance

       Allstate exclusive agencies and exclusive financial specialists also sell the following non-proprietary products in addition to Allstate Financial products: mutual funds, variable annuities, disability insurance, and long-term care insurance.

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

       The market for life insurance, retirement, and investment products continues to be highly fragmented and competitive. As of December 31, 2009, there were approximately 480 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2008, the Allstate Financial segment is the nation's 16th largest issuer of life insurance and related business on the basis of 2008 ordinary life insurance in force and 17th largest on the basis of 2008 statutory admitted assets. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

Geographic Markets

       We sell life insurance, retirement and investment, and voluntary accident and health insurance products throughout the United States. Through subsidiaries, we are authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, and Guam. We also sell funding agreements in the United States.

       The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Financial segment for the year ended December 31, 2009, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

California	10.9%
Florida	9.2%
Texas	7.2%
New York	6.7%

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

       Information regarding premiums and contract charges for Allstate Financial segment products for the last three years is set forth in Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations, page 71, in the table that summarizes premiums and contract charges by product. That table is incorporated in this Part I, Item 1 by reference.

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

GROSS ($ in millions)	Year Ended December 31,
	2009	2008	2007
Gross reserve for property-liability claims and claims expense, beginning of year	$19,456	$18,865	$18,866
Incurred claims and claims expense
Provision attributable to the current year	19,111	20,381	18,107
Change in provision attributable to prior years	50	303	(70)

Total claims and claims expense	19,161	20,684	18,037
Claim payments
Claims and claims expense attributable to current year	12,002	12,941	11,026
Claims and claims expense attributable to prior years	7,448	7,152	7,012

Total payments	19,450	20,093	18,038

Gross reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table	$19,167	$19,456	$18,865

NET ($ in millions)	Year Ended December 31,
	2009	2008	2007
Net reserve for property-liability claims and claims expense, beginning of year	$17,182	$16,660	$16,610
Incurred claims and claims expense
Provision attributable to the current year	18,858	19,894	17,839
Change in provision attributable to prior years	(112)	170	(172)

Total claims and claims expense	18,746	20,064	17,667
Claim payments
Claims and claims expense attributable to current year	11,905	12,658	10,933
Claims and claims expense attributable to prior years	6,995	6,884	6,684

Total payments	18,900	19,542	17,617

Net reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table(1)	$17,028	$17,182	$16,660

(1)
Reserves for claims and claims expense are net of reinsurance of $2.14 billion, $2.27 billion and $2.21 billion at December 31, 2009, 2008 and 2007, respectively.

       The year-end 2009 gross reserves of $19.17 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $3.34 billion more than the net reserve balance of $15.83 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $2.14 billion that reduce reserves for statutory reporting but are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $0.94 billion. Remaining differences are due to variations in requirements between GAAP and statutory reporting.

       As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 2008 decreased in 2009 by $112 million, compared to reestimates of the gross reserves of an increase of $50 million. Net reserve reestimates in 2009, 2008 and 2007 were more favorable than the gross reserve reestimates due to reinsurance cessions.

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

($ in millions)	Loss Reserve Reestimates December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Gross Reserves for Unpaid Claims and Claims Expense	$17,814	$16,859	$16,500	$16,690	$17,714	$19,338	$22,117	$18,866	$18,865	$19,456	$19,167
Reinsurance Recoverable	1,653	1,634	1,667	1,672	1,734	2,577	3,186	2,256	2,205	2,274	2,139

Reserve For Unpaid Claims and Claims Expense	16,161	15,225	14,833	15,018	15,980	16,761	18,931	16,610	16,660	17,182	17,028
Paid (cumulative) as of:
One year later	5,973	6,748	6,874	6,275	6,073	6,665	7,952	6,684	6,884	6,995
Two years later	9,055	10,066	9,931	9,241	9,098	9,587	11,293	9,957	9,852
Three years later	11,118	11,889	11,730	11,165	10,936	11,455	13,431	11,837
Four years later	12,197	12,967	12,949	12,304	12,088	12,678	14,608
Five years later	12,842	13,768	13,648	13,032	12,866	13,374
Six years later	13,434	14,255	14,135	13,583	13,326
Seven years later	13,800	14,617	14,558	13,928
Eight years later	14,085	14,945	14,829
Nine years later	14,358	15,157
Ten years later	14,543
Reserve Reestimated as of:
End of year	16,161	15,225	14,833	15,018	15,980	16,761	18,931	16,610	16,660	17,182	17,028
One year later	15,439	15,567	15,518	15,419	15,750	16,293	17,960	16,438	16,830	17,070
Two years later	15,330	15,900	16,175	15,757	15,677	16,033	17,876	16,633	17,174
Three years later	15,583	16,625	16,696	15,949	15,721	16,213	18,162	17,135
Four years later	16,317	17,249	16,937	16,051	15,915	16,337	18,805
Five years later	17,033	17,501	17,041	16,234	16,027	16,895
Six years later	17,302	17,633	17,207	16,351	16,496
Seven years later	17,436	17,804	17,321	16,778
Eight years later	17,595	17,885	17,701
Nine years later	17,665	18,205
Ten years later	17,935
Initial reserve in excess of (less than) reestimated reserve:
Amount of reestimate	(1,774)	(2,980)	(2,868)	(1,760)	(516)	(134)	126	(525)	(514)	112
Percent	(11.0)%	(19.6)%	(19.3)%	(11.7)%	(3.2)%	(0.8)%	0.7%	(3.2)%	(3.1)%	0.7%
Gross Reestimated Liability-Latest	21,241	21,503	20,974	20,038	19,573	20,218	22,556	19,793	19,683	19,506
Reestimated Recoverable-Latest	3,306	3,298	3,273	3,260	3,077	3,323	3,751	2,658	2,509	2,436

Net Reestimated Liability-Latest	17,935	18,205	17,701	16,778	16,496	16,895	18,805	17,135	17,174	17,070
Gross Cumulative Reestimate (Increase) Decrease	$(3,427)	$(4,644)	$(4,474)	$(3,348)	$(1,859)	$(880)	$(439)	$(927)	$(818)	$(50)

($ in millions)	Amount of Reestimates for Each Segment December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Net Discontinued Lines and Coverages Reestimate	$(1,863)	$(1,854)	$(1,828)	$(1,597)	$(1,023)	$(388)	$(221)	$(89)	$(42)	$(24)
Net Allstate Protection Reestimate	89	(1,126)	(1,040)	(163)	507	254	347	(436)	(472)	136

Amount of Reestimate (Net)	$(1,774)	$(2,980)	$(2,868)	$(1,760)	$(516)	$(134)	$126	$(525)	$(514)	$112

       As shown in the above table, the subsequent cumulative increase in the net reserves established from December 31, 1999 to December 31, 2003 reflects additions to reserves in the Discontinued Lines and Coverages Segment, primarily for asbestos and environmental liabilities, which offset the effects of favorable severity trends experienced by Allstate Protection, as discussed more fully below. Since December 31, 2003 the subsequent cumulative changes in total have generally been favorable other than 2007 which was adversely impacted due to litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina.

       The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2009. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s). Favorable reserve reestimates are shown in this table in parentheses.

($ in millions)	Effect of Net Reserve Reestimates on Calendar Year Operations
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	TOTAL
BY ACCIDENT YEAR
1999 & PRIOR	$(722)	$(109)	$253	$734	$716	$269	$134	$159	$69	$271	$1,774
2000		451	80	(9)	(92)	(17)	(2)	12	11	49	483
2001			352	(68)	(103)	(11)	(28)	(5)	33	59	229
2002				(256)	(183)	(49)	(2)	18	3	47	(422)
2003					(568)	(265)	(58)	11	(4)	43	(841)
2004						(395)	(304)	(14)	12	90	(611)
2005							(711)	(264)	162	84	(729)
2006								(89)	(91)	(141)	(321)
2007									(25)	(158)	(183)
2008										(456)	(456)

TOTAL	$(722)	$342	$685	$401	$(230)	$(468)	$(971)	$(172)	$170	$(112)	$(1,077)

       In 2009, favorable prior year reserve reestimates were primarily due to Allstate Protection catastrophe losses that were less than anticipated in previous estimates. The shift of reserves to older accident years is attributable to a reallocation of reserves related to employee postretirement benefits to more accident years, and a reclassification of injury and 2008 non-injury reserves to older years.

       In 2008, unfavorable prior year reserve reestimates were primarily due to Allstate Protection catastrophe losses that were more than anticipated in previous estimates.

       In 2007, favorable prior year reserve reestimates were primarily due to Allstate Protection auto severity development that was less than what was anticipated in previous estimates. Decreased reserve reestimates for Allstate Protection more than offset increased reestimates of losses primarily related to environmental liabilities reported by the Discontinued Lines and Coverages segment.

       In 2006, 2005 and 2004, favorable prior year reserve reestimates were primarily due to Allstate Protection auto injury severity and late reported loss development that was less than what was anticipated in previous reserve estimates and in 2006, also by catastrophe losses that were less than anticipated in previous estimates. Decreased reserve reestimates for Allstate Protection more than offset increased reestimates of losses primarily related to asbestos liabilities reported by the Discontinued Lines and Coverages segment.

       In 2003, unfavorable prior year reserve reestimates were due to increases primarily related to asbestos and other discontinued lines, partially offset by favorable Allstate Protection auto injury severity and late reported loss development that was better than previous estimates.

       In 2002, unfavorable prior year reserve reestimates were due to claim severity and late reported losses for Allstate Protection that were greater than what was anticipated in previous reserve estimates and to increased estimates of losses primarily related to asbestos and environmental liabilities in the Discontinued Lines and Coverages segment.

       In 2001, unfavorable prior year reserve reestimates were due to greater volume of late reported weather related losses than expected from the end of the year 2000 which were reported in the year 2001, additional incurred losses on the 1994 Northridge earthquake, adverse results of class action and other litigation, upward reestimates of property losses and upward reestimates of losses in the Encompass and Canadian businesses.

       Favorable calendar year reserve reestimates in 2000 were the result of favorable severity trends in each year for Allstate Protection, which more than offset adverse reestimates in the Discontinued Lines and Coverages segment, primarily for asbestos and environmental liabilities, virtually all of which relates to 1984 and prior years. The favorable severity trend during this period was primarily the result of favorable injury severity trends, as compared to our anticipated trends. Favorable injury severity trends were largely due to more moderate medical cost inflation and the mitigating effects of our loss management programs.

       For additional information regarding reserves, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Property-Liability Claims and Claims Expense Reserves."

REGULATION

       Allstate is subject to extensive regulation, primarily at the state level. The method, extent, and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use insurance products issued by our subsidiaries, not the holders of securities issued by The Allstate Corporation. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent and adjuster licensing, price setting, trade practices, policy forms, accounting methods, corporate governance, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. Some of these matters are discussed in more detail below. For a discussion of statutory financial information, see Note 15 of the Consolidated Financial Statements. For a discussion of regulatory contingencies, see Note 13 of the Consolidated Financial Statements. Notes 13 and 15 are incorporated in this Part I, Item 1 by reference.

       In recent years, the state insurance regulatory framework has come under increased federal scrutiny. Legislation that would provide for increased federal regulation of insurance, including the federal chartering of insurance companies, has been proposed. Moreover, as part of an effort to strengthen the regulation of the financial services market, the federal government has proposed a set of regulatory reforms, including the establishment of an Office of National Insurance within the Treasury Department. The reforms could increase the regulation of large insurance conglomerates whose failure could pose a systemic risk to the financial system. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. The federal government has also issued a set of principles for reforming the U.S. and international regulatory capital framework for banking firms. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of the insurance or financial services businesses or what effect any such measures would have on Allstate.

       We are working for changes in the regulatory environment, including recognizing the need for and improving appropriate risk based pricing and promoting the creation of government sponsored, privately funded solutions for mega-catastrophes. While the actions that we take will be primarily focused on reducing the catastrophe exposure in our property business, we also consider their impact on our ability to market our auto lines.

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

       Insurance Holding Company Regulation.    The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation in the jurisdictions in which their insurance subsidiaries do business. In the U.S., these subsidiaries are organized under the insurance codes of Florida, Illinois, Massachusetts, Nebraska, New York, and Texas, and some of these subsidiaries are considered commercially domiciled in California, Florida, and Utah. Generally, the insurance codes in these states provide that the acquisition or change of "control" of a domestic or commercially domiciled insurer or of any person that controls such an insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to, ten percent or more of the voting securities of an insurer or of a person that controls an insurer. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of ten percent or more of The Allstate Corporation's common stock would generally require prior approval by the state insurance departments in California, Illinois, Massachusetts, Nebraska, New York, Texas, and Utah. The prior approval of the Florida insurance department would be necessary for the acquisition of five percent or more. Moreover, notification would be required in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay, or prevent certain transactions affecting the ownership of The Allstate Corporation's common stock.

       Price Regulation.    Nearly all states have insurance laws requiring personal property and casualty insurers to file price schedules, policy or coverage forms, and other information with the state's regulatory authority. In many cases, such price schedules, policy forms, or both must be approved prior to use. While they vary from state to state, the objectives of the pricing laws are generally the same: a price cannot be excessive, inadequate, or unfairly discriminatory.

       The speed with which an insurer can change prices in response to competition or in response to increasing costs depends, in part, on whether the pricing laws are (i) prior approval, (ii) file-and-use, or (iii) use-and-file laws. In states having prior approval laws, the regulator must approve a price before the insurer may use it. In states having file-and-use laws, the insurer does not have to wait for the regulator's approval to use a price, but the price must be filed with the regulatory authority prior to being used. A use-and-file law requires an insurer to file prices within a certain period of time after the insurer begins using them. Eighteen states, including California and New York, have prior approval laws. Under all three types of pricing laws, the regulator has the authority to disapprove a price subsequent to its filing.

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

       From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators, and special interest groups to reduce, freeze, or set prices at levels that do not correspond with our analysis of underlying costs and expenses. Homeowners insurance comes under similar pressure, particularly as regulators in states subject to high levels of catastrophe losses struggle to identify an acceptable methodology to price for catastrophe exposure. We expect this kind of pressure to persist. In addition, our use of insurance scoring based on credit report information for underwriting and pricing has been the subject of challenges and investigations by regulators, legislators, and special interest groups. The result could be legislation or regulation that adversely affects the profitability of the Allstate Protection segment. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding pricing.

       Involuntary Markets.    As a condition of maintaining our licenses to write personal property and casualty insurance in various states, we are required to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations that provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Underwriting results related to these arrangements, which tend to be adverse, have been immaterial to our results of operations.

       Guaranty Funds.    Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies.

       National Flood Insurance Program.    We voluntarily participate as a Write Your Own carrier in the National Flood Insurance Program ("NFIP"). The NFIP is administered and regulated by the Federal Emergency Management Agency. We operate as a fiscal agent of the federal government in the selling and administering of the Standard Flood Insurance Policy. This involves the collection of premiums belonging to the federal government and the paying of covered claims by directly drawing on funds of the United States Treasury. We receive expense allowances from the NFIP for underwriting administration, claims management, commissions and adjuster fees.

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

       Variable Life Insurance and Registered Fixed Annuities.    The sale and administration of variable life insurance and registered fixed annuities with market value adjustment features are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission and the Financial Industry Regulatory Authority ("FINRA").

       Broker-Dealers, Investment Advisors, and Investment Companies.    The Allstate entities that operate as broker-dealers, registered investment advisors, and investment companies are subject to regulation and supervision by the Securities and Exchange Commission, FINRA and/or, in some cases, state securities administrators.

       Banking.    The Allstate Corporation is a diversified unitary savings and loan holding company for Allstate Bank, a federal stock savings bank and a member of the Federal Deposit Insurance Corporation ("FDIC"). The principal supervisory authority for the diversified savings and loan holding company activities and the bank is the Office of Thrift Supervision ("OTS"). We are subject to OTS regulation, examination, supervision, and reporting requirements and its enforcement authority. Among other things, this permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, and stability of Allstate Bank. The bank is also subject to the authority of the FDIC and other federal financial regulators implementing various laws applicable to banking.

       Privacy Regulation.    Federal law and the laws of many states require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information. Federal law and the laws of many states also regulate disclosures of customer information. Congress, state legislatures, and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.

       Asbestos.    Congress has considered legislation to address asbestos claims and litigation in the past, but unified support among various defendant and insurer groups considered essential to any possible reform has been lacking. We cannot predict the impact on our business of possible future legislative measures regarding asbestos.

       Environmental.    Environmental pollution and clean-up of polluted waste sites is the subject of both federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of waste sites by Potentially Responsible Parties ("PRPs"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establish a mechanism to assign liability to PRPs or to fund the clean-up of waste sites if PRPs fail to do so. The extent of liability to be allocated to a PRP is dependent on a variety of factors. By some estimates, there are thousands of potential waste sites subject to clean-up, but the exact number is unknown. The extent of clean-up necessary and the process of assigning liability remain in dispute. The insurance industry is involved in extensive litigation regarding coverage issues arising out of the clean-up of waste sites by insured PRPs and the insured parties' alleged liability to third parties responsible for the clean-up. The insurance industry, including Allstate, has disputed and is disputing many such claims. Key coverage issues include whether Superfund response, investigation, and clean-up costs are considered damages under the policies; trigger of coverage; the applicability of several types of pollution exclusions; proper notice of claims; whether administrative liability triggers the duty to defend; appropriate allocation of liability among triggered insurers; and whether the liability in question falls within the definition of an "occurrence." Identical coverage issues exist for clean-up and waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues. Allstate's exposure to liability with regard to its insureds that have been, or may be, named as PRPs is uncertain. While comprehensive Superfund reform proposals have been introduced in Congress, only modest reform measures have been enacted.

       Separately, in 2009, the National Association of Insurance Commissioners ("NAIC") adopted a model rule that, if adopted by the states, would require insurance companies with annual premiums of at least $500,000,000 to complete an annual survey regarding climate change risks. We expect most states to require the survey beginning in May 2010. The responses will be made available to the public through the NAIC.

INTERNET WEBSITE

       Our Internet website address is allstate.com. The Allstate Corporation's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available through our Internet website, free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. In addition, our corporate governance guidelines, our code of ethics, and the charters of our Audit Committee, Compensation and Succession Committee, and Nominating and Governance Committee are available on our website and in print to any stockholder who requests copies by contacting Investor Relations, The Allstate Corporation, 2775 Sanders Road, Northbrook, Illinois 60062-6127, 1-800-416-8803.

OTHER INFORMATION ABOUT ALLSTATE

       As of December 31, 2009, Allstate had approximately 36,000 full-time employees and 800 part-time employees.

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

       "Allstate" is one of the most recognized brand names in the United States. We use the names "Allstate," "Encompass," and "Lincoln Benefit Life" extensively in our business, along with related service marks, logos, and slogans, such as "Good Hands." Our rights in the United States to these names, service marks, logos, and slogans continue so long as we continue to use them in commerce. Most of these service marks are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them through continued use.

Executive Officers

       The following table sets forth the names of our executive officers, their ages as of February 1, 2010, their positions, and the dates of their first election as officers. "AIC" refers to Allstate Insurance Company.

Name	Age	Position/Offices	Date First Elected Officer
Thomas J. Wilson	52	Chairman of the Board, President, and Chief Executive Officer of The Allstate Corporation; also Chairman of the Board, President, and Chief Executive Officer of AIC.	1995
Catherine S. Brune	56	Senior Vice President of AIC (Chief Information Officer).	1999
Don Civgin	48	Senior Vice President and Chief Financial Officer of The Allstate Corporation; Senior Vice President and Chief Financial Officer of AIC.	2008
Frederick F. Cripe	52	Senior Vice President of AIC.	2000
James D. DeVries	46	Senior Vice President of AIC (Human Resources).	2008
Judith P. Greffin	49	Senior Vice President and Chief Investment Officer of AIC.	2002
Joseph P. Lacher, Jr.	40	President Allstate Protection — Senior Vice President of AIC.	2009
Mark R. LaNeve	50	Senior Vice President and Chief Marketing Officer of AIC	2009
Michele C. Mayes	60	Senior Vice President and General Counsel of The Allstate Corporation; Senior Vice President, General Counsel, and Assistant Secretary of AIC (Chief Legal Officer).	2007
Samuel H. Pilch	63	Controller of The Allstate Corporation; Group Vice President and Controller of AIC.	1995
Joseph J. Richardson	49	Senior Vice President of AIC (Allstate Protection Distribution).	1999
Michael J. Roche	58	Senior Vice President of AIC (Claims).	2003
Steven P. Sorenson	45	Senior Vice President of AIC (Allstate Protection Product Operations).	2000
Joan H. Walker	62	Senior Vice President of AIC (Corporate Relations).	2005
Matthew E. Winter	53	President and Chief Executive Officer Allstate Financial — Senior Vice President of AIC.	2009

       Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

       With the exception of Messrs. Civgin, DeVries, Lacher, LaNeve, and Winter, Ms. Mayes and Ms. Walker, these officers have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years.

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

       Prior to joining Allstate in 2008, Mr. DeVries served as Senior Vice President of Human Resources at Principal Financial Group since 2000.

       Prior to joining Allstate in 2009, Mr. Lacher served in various executive officer positions for The Travelers Companies, Inc. since 2002.

       Prior to joining Allstate in 2009, Mr. LaNeve served as Vice President of Sales, Service and Marketing of General Motors Corporation since 2004.

       Prior to joining Allstate in 2009, Mr. Winter served as Vice Chairman of American International Group ("AIG") in 2009, President and Chief Executive Officer of AIG American General Domestic Life Companies since 2006, and Executive Vice President of Massachusetts Mutual Life Insurance Company since 1996.

       Prior to joining Allstate in 2007, Ms. Mayes served as Senior Vice President and General Counsel of Pitney Bowes since 2003.

       Prior to joining Allstate in 2005, Ms. Walker served as Executive Vice President of Marketing and Communications at Qwest Communications International, Inc. from 2002 to 2005.

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

Risks Relating to the Property-Liability business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

       Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, volcanoes, wildfires, tornadoes, hurricanes, tropical storms and certain types of terrorism. We may incur catastrophe losses in our auto and property business in excess of: (1) those experienced in prior years (2) those that we project would be incurred based on hurricane and earthquake losses which have a one percent probability of occurring on an annual aggregate countrywide basis (3) those that external modeling firms estimate would be incurred based on other levels of probability (4) the average expected level used in pricing or (5) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on operating results and financial condition. For example, our historical catastrophe experience includes losses relating to Hurricane Katrina in 2005 totaling $3.6 billion, the Northridge earthquake of 1994 totaling $2.1 billion and Hurricane Andrew in 1992 totaling $2.3 billion. We are also exposed to assessments from the California Earthquake Authority and various state-created catastrophe insurance facilities, and to losses that could surpass the capitalization of these facilities. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings.

       In addition, we are subject to claims arising from weather events such as winter storms, rain, hail and high winds. The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of auto and property claims when severe weather conditions occur.

The nature and level of catastrophes in any period cannot be predicted and could be material to our operating results and financial condition

       Along with others in the industry, we use models developed by third party vendors in assessing our property exposure to catastrophe losses. These models assume various conditions and probability scenarios. Such models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information about hurricanes and earthquakes and also utilize detailed information about our in-force business. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to its usefulness in predicting losses in any reporting period. These limitations are evident in significant variations in estimates between models and modelers, material increases and decreases in model results due to changes and refinements of the underlying data elements, assumptions which lead to questionable predictive capability, and actual event conditions that have not been well understood previously and not incorporated into the models. In addition, the models are not necessarily reflective of actual demand surge, loss adjustment expenses and the occurrence of mold losses, which are subject to wide variation by event or location.

Impacts of catastrophes and our catastrophe management strategy may adversely affect premium growth

       Due to our catastrophe risk management efforts, the size of our homeowners business has been negatively impacted and may continue to be negatively impacted if we take further actions. Homeowners premium growth rates and retention could be more adversely impacted than we expect by adjustments to our business structure, size and underwriting practices in markets with significant catastrophe risk exposure. In addition, due to the diminished potential for cross-selling opportunities, new business growth in our auto lines could be lower than expected.

Unanticipated increases in the severity or frequency of claims may adversely affect our operating results and financial condition

       Changes in the severity or frequency of claims may affect the profitability of our Allstate Protection segment. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy and litigation. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in homeowners claim severity are driven by inflation in the construction industry, in building materials and in home furnishings, and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Examples of such events include a decision in 2001 by the Georgia Supreme Court which held that diminished value coverage was included in auto policies under Georgia law and the emergence of mold-related homeowners losses in the state of Texas during 2002. Although we pursue various loss management initiatives in the Allstate Protection segment in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

       Our Allstate Protection segment may experience volatility in claim frequency from time to time, and short-term trends may not continue over the longer term. A spike in gas prices and a significant decline in miles driven, both of which occurred in 2008, are examples of factors contributing to a short-term frequency change. A significant increase in claim frequency could have an adverse effect on our operating results and financial condition.

Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition

       Recorded claim reserves in the Property-Liability business are based on our best estimates of losses, both reported and incurred but not reported ("IBNR"), after considering known facts and interpretations of circumstances. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix and contractual terms. External factors are also considered which include, but are not limited to, law changes, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our operating results and financial condition.

Predicting claim expense relating to asbestos, environmental and other discontinued lines is inherently uncertain and may have a material adverse effect on our operating results and financial condition

       The process of estimating asbestos, environmental and other discontinued lines liabilities is complicated by complex legal issues concerning, among other things, the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and whether losses could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Asbestos-related bankruptcies and other asbestos litigation are complex, lengthy proceedings that involve substantial uncertainty for insurers. Actuarial techniques and databases used in estimating asbestos, environmental and other discontinued lines net loss reserves may prove to be inadequate indicators of the extent of probable loss. Ultimate net losses from these discontinued lines could materially exceed established loss reserves and expected recoveries and have a material adverse effect on our operating results and financial condition.

Regulation limiting rate increases and requiring us to underwrite business and participate in loss sharing arrangements may adversely effect our operating results and financial condition

       From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, if Allstate Protection's loss ratio compares favorably to that of the industry, state regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or resist or delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory resistance to rate increases. Such resistance affects our ability, in all product lines, to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk in designated areas may be dependent upon the ability to adjust rates for its cost.

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

The potential benefits of our sophisticated risk segmentation process may not be fully realized

       We believe that pricing sophistication and underwriting (including Strategic Risk Management which, in some situations, considers information that is obtained from credit reports among other factors) has allowed us to be more competitive and operate more profitably. However, because many of our competitors have adopted underwriting criteria and sophisticated pricing models similar to those we use and because other competitors may follow suit, our competitive advantage could decline or be lost. Further, the use of insurance scoring from information that is obtained from credit reports as a factor in underwriting and pricing has at times been challenged by regulators, legislators, litigants and special interest groups in various states. Competitive pressures could also force us to modify our pricing sophistication model. Furthermore, we cannot be assured that these pricing sophistication models will accurately reflect the level of losses that we will ultimately incur.

Allstate Protection's operating results and financial condition may be adversely affected by the cyclical nature of the property and casualty business

       The property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. A downturn in the profitability cycle of the property and casualty business could have a material adverse effect on our operating results and financial condition.

Risks Relating to the Allstate Financial Segment

Changes in underwriting and actual experience could materially affect profitability and financial condition

       Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. We establish target returns for each product based upon these factors and the average amount of capital that we must hold to support in-force contracts taking into account rating agencies and regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target new business returns on a portfolio basis, which could result in the discontinuation or de-emphasis of products or distribution relationships and a decline in sales. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions. Additionally, many of our products have fixed or guaranteed terms that limit our ability to increase revenues or reduce benefits, including credited interest, once the product has been issued.

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

Changes in reserve estimates may adversely affect our operating results

       Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs ("DAC") may be required which could have a material adverse effect on our operating results.

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

       Our ability to manage the Allstate Financial spread-based products, such as fixed annuities and institutional products, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates on some products in such an environment can partially offset decreases in investment yield. However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in investment yields. Decreases in the interest crediting rates offered on products in the Allstate Financial segment could make those products less attractive, leading to lower sales and/or changes in the level of policy loans, surrenders and withdrawals. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects on Allstate Financial, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when the segment's fixed income investment asset values are lower as a result of the increase in interest rates. This could lead to the sale of fixed income securities at a loss. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads and reduce profitability. Unanticipated surrenders could result in accelerated amortization of DAC or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

Changes in estimates of profitability on interest-sensitive life, fixed annuities and other investment products may adversely affect our profitability and financial condition through the amortization of DAC

       DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to actual historical gross profits and estimated future gross profits ("EGP") over the estimated lives of the contracts. The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable. Updates to these assumptions (commonly referred to as "DAC unlocking") could adversely affect our profitability and financial condition. In 2009, DAC unlocking resulted in increased amortization of DAC of $277 million. In addition in periods when actual gross profits are negative, recapitalization ("negative amortization") of DAC is only recorded when determined to be recoverable based on specific facts and circumstances.

       Examples of such situations include the world wide financial crisis, which resulted in an unprecedented level of realized capital losses. A principal assumption change impacting EGP and the related DAC amortization was an increase in the level of expected realized capital losses in 2009 and 2010. This resulted in the majority of the market value adjusted annuity DAC balance being reduced to zero since the products in force were estimated to have no gross profits. Market value adjusted annuity DAC will not be recapitalized while there are no estimated gross profits. Facts and circumstances may lead to other situations where DAC is not recapitalized. Accordingly, judgments regarding the recognition of Allstate Financial's DAC amortization may adversely affect profitability and financial condition.

Narrowing the focus of our product offerings and reducing our concentration in fixed annuities and funding agreements may adversely affect reported results

       We have been pursuing strategies to narrow our product offerings and reduce our concentration in fixed annuities and funding agreements. Lower new sales of these products, as well as our ongoing risk mitigation and return optimization programs, could negatively impact investment portfolio levels and DAC amortization, complicate settlement of expiring contracts including forced sales of assets with unrealized capital losses, and affect goodwill impairment testing and insurance reserves deficiency testing.

A loss of key product distribution relationships could materially affect sales and results of operations

       Certain products in the Allstate Financial segment are distributed under agreements with other members of the financial services industry that are not affiliated with us. Termination of one or more of these agreements due to, for example, a change in control of one of these distributors or market conditions that make it difficult to achieve our target return on certain products, resulting in relatively uncompetitive pricing, could have a detrimental effect on the sales of Allstate Financial and its results of operations.

Changes in tax laws may decrease sales and profitability of products and adversely affect our financial condition

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

Risks Relating to Investments

We are subject to market risk and declines in credit quality which may adversely impact investment income, cause additional realized losses, and cause increased unrealized losses

       Although we continually reevaluate our risk mitigation and return optimization programs, we remain subject to the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices, commodity prices or foreign currency exchange rates. Our primary market risk exposures are to changes in interest rates, credit spreads and equity prices and, to a lesser degree, changes in foreign currency exchange rates and commodity prices. We are subject to potential declines in credit quality related to specific issuers or specific industries or related to a general weakening in the economy, which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities above the risk-free rate (typically defined as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e. increase or decrease) in response to the market's perception of risk and liquidity in a specific issuer or specific sector. Although we use derivative financial instruments to manage these risks, the effectiveness of such instruments is subject to the same risks.

       A decline in market interest rates or credit spreads could have an adverse effect on our investment income as we invest cash in new investments that may earn less than the portfolio's average yield. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates or credit spreads could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. A declining equity market could also cause the investments in our pension plans to decrease or decreasing interest rates could cause the funding target and the projected benefit obligation of our pension plans or the accumulated benefit obligation of our other postretirement benefit plans to increase, either or both resulting in a decrease in the funded status of the plans and a reduction of shareholders' equity, increases in pension and other postretirement benefit expense and increases in required contributions to the pension plans. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to equity and derivative strategies.

Deteriorating financial performance impacting securities collateralized by residential and commercial mortgage loans, collateralized corporate loans, and commercial mortgage loans may lead to write-downs and impact our results of operations and financial condition

       Changes in residential or commercial mortgage delinquencies or recovery rates, corporate loan delinquencies or recovery rates, declining real estate prices, changes in credit or bond insurer strength ratings and the quality of service provided by service providers on securities in our portfolios could lead us to determine that write-downs are necessary in the future.

The impact of our investment strategies may be adversely affected by developments in the financial markets

       The impact of our investment portfolio risk mitigation and return optimization programs may be adversely affected by unexpected developments in the financial markets. For example, derivative contracts may result in coverage that is not as effective as intended thereby leading to the recognition of losses without the recognition of gains expected to mitigate the losses.

Concentration of our investment portfolios in any particular segment of the economy may have adverse effects on our operating results and financial condition

       The concentration of our investment portfolios in any particular industry, collateral type, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition. Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified.

The determination of the amount of realized capital losses recorded for impairments of our investments is highly subjective and could materially impact our operating results and financial condition

       The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update evaluations regularly and reflect changes in realized capital gains and losses from impairments in operating results if such changes are determined to be other than temporary. The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value. The amortized cost or cost of our fixed income and equity securities is adjusted for impairments in value deemed to be other than temporary in the period in which the determination is made and recorded in earnings as such evaluations are revised. There can be no assurance that we have accurately assessed the level of or amounts recorded for impairments taken in our financial statements. Furthermore, additional impairments may need to be recorded in the future. Historical trends may not be indicative of future impairments. For example, the amortized cost or cost of our fixed income and equity securities is adjusted for impairments in value deemed to be other than temporary in the period in which the determination is made and recorded in earnings. The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value.

The determination of the fair value of our fixed income and equity securities results in unrealized net capital gains and losses and is highly subjective and could materially impact our operating results and financial condition

       In determining fair values we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of assets and liabilities may differ from the actual amount received upon sale of an asset or the actual amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the assets' and liabilities' fair values. The difference between amortized cost or cost and fair value, net of deferred income taxes, certain life and annuity DAC, certain deferred sales inducement costs ("DSI"), and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholders' equity. Changing market conditions could materially effect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly. Determining fair value is highly subjective and could materially impact our operating results and financial condition.

Risks Relating to the Insurance Industry

Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

       The insurance industry is highly competitive. Our competitors include other insurers and, because some of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition. Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets. Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistently with our business goals.

Difficult conditions in the economy generally could adversely affect our business and operating results

       Some economists continue to project significant negative macroeconomic trends, including relatively high and sustained unemployment, reduced consumer spending, lower home prices, and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, recent disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have impacted the ability of borrowers to refinance loans at more affordable rates. As with most businesses, we believe difficult conditions in the economy could have an adverse effect on our business and operating results.

       General economic conditions could adversely affect us in the form of consumer behavior and pressure investment results. Consumer behavior could include decreased demand for our products. For example, as consumers purchase fewer automobiles, our sales of auto insurance may decline. Also, as consumers become more cost conscious, they may choose lower levels of auto and homeowners insurance. In 2009, declining new car sales and continued weakness in the housing market contributed to lower policies in force. In addition, holders of some of our life insurance and annuity products may engage in an elevated level of discretionary withdrawals of contractholder funds. Our investment results could be adversely affected as deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.

There can be no assurance that actions of the U.S. federal government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect

       In response to the financial crises affecting the banking system, the financial markets and the broader economy over the past two years, the U.S. federal government, the Federal Reserve and other governmental and regulatory bodies have taken actions to address such conditions including, among other things, purchasing mortgage-backed and other securities from financial institutions, investing directly in banks, thrifts and bank and savings and loan holding companies and increasing federal spending to stimulate the economy. While it appears the economy is pulling out of recession, stabilization has been uneven and a sluggish recovery is expected. There can be no assurance as to the long term impact such actions will have on the financial markets or on economic conditions, including potential inflationary affects. Continued volatility and any further economic deterioration could materially and adversely affect our business, financial condition and results of operations.

Losses from litigation may be material to our operating results or cash flows and financial condition

       As is typical for a large company, we are involved in various legal actions, including class action litigation challenging a range of company practices and coverage provided by our insurance products. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows for a particular quarter or annual period and to our financial condition.

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

       As insurance companies, broker-dealers, investment advisers and/or investment companies, many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the FINRA, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities issued by The Allstate Corporation. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

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

       We are a diversified unitary savings and loan holding company for Allstate Bank, a federal stock savings bank and a member of the Federal Deposit Insurance Corporation ("FDIC"). The principal supervisory authority for the diversified unitary savings and loan holding company activities and the bank is the Office of Thrift Supervision ("OTS"). We are subject to OTS regulation, examination, supervision and reporting requirements and its enforcement authority. Among other things, this permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness and stability of Allstate Bank.

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

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business

       Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide. Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as is currently available. For example, our ability to afford reinsurance to reduce our catastrophe risk in designated areas may be dependent upon our ability to adjust premium rates for its cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available next year. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, or develop or seek other alternatives.

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

A large scale pandemic, the continued threat of terrorism or ongoing military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and operating results

       A large scale pandemic, the continued threat of terrorism, within the United States and abroad, or ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large scale pandemic or the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the Allstate Protection and Allstate Financial business segments, a large scale pandemic or terrorist act could have a material adverse effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.

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

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms

       The capital and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay for capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and in such case, we may not be able to successfully obtain additional financing on favorable terms.

Changes in accounting standards issued by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies may adversely affect our results of operations and financial condition

       Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded. Accordingly, we are required to adopt new guidance or interpretations, or could be subject to existing guidance as we enter into new transactions, which may have a material adverse effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 2 of the consolidated financial statements.

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty

       We have disclosed our estimate of net unrecognized tax benefits and the reasonably possible increase or decrease in its balance during the next 12 months in Note 14 of the consolidated financial statements. However, actual results may differ from our estimate for reasons such as changes in our position on specific issues, developments with respect to the governments' interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

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

The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations

       The Allstate Corporation is a holding company with no significant operations. The principal asset is the stock of its subsidiaries. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 15 of the consolidated financial statements. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect our liquidity, including our ability to pay dividends to shareholders, service our debt, and complete share repurchase programs in the timeframe expected.

The occurrence of events unanticipated in our disaster recovery systems and management continuity planning or a support failure from external providers during a disaster could impair our ability to conduct business effectively

       In the event of a disaster such as a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems or a support failure from external providers could have an adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems. In the event that a significant number of our managers could be unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows

       Allstate recognizes the scientific view that the world is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events and wildfires, the affordability and availability of homeowners insurance, and the results for our Allstate Protection segment. To the extent that climate change impacts mortality rates and those changes do not match the long-term mortality assumptions in our product pricing, the results for our Allstate Financial segment would be impacted.

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

Item 1B.  Unresolved Staff Comments

       None.

Item 2.  Properties

       Our home office complex is located in Northbrook, Illinois. As of December 31, 2009, the Home Office complex consists of several buildings totaling 2.3 million square feet of office space on a 250-acre site.

       We also operate from approximately 1,500 administrative, data processing, claims handling and other support facilities in North America. In addition to Home Office, 2.3 million square feet are owned and 6.6 million square feet are leased. Outside North America, we lease three properties as lessee in Northern Ireland comprising 118,700 square feet. We also have one lease in London for 3,700 square feet. Generally, only major Allstate facilities are owned. In a majority of cases, new lease terms and renewals are for five years or less.

       The locations out of which the Allstate exclusive agencies operate in the U.S. are normally leased by the agencies as lessees.

Item 3.  Legal Proceedings

       Information required for Item 3 is incorporated by reference to the discussion under the heading "Regulation and Compliance" and under the heading "Legal and regulatory proceedings and inquiries" in Note 13 of the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

       None.

 Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

       As of February 1, 2010, there were 113,533 record holders of The Allstate Corporation's common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2009 and 2008.

	High	Low	Close	Dividends Declared
2009
First quarter	33.50	13.77	19.15	.20
Second quarter	28.73	18.50	24.40	.20
Third quarter	31.74	22.82	30.62	.20
Fourth quarter	32.23	27.52	30.04	.20
2008
First quarter	52.90	44.56	48.06	.41
Second quarter	52.16	45.49	45.59	.41
Third quarter	48.00	41.37	46.12	.41
Fourth quarter	47.00	17.72	32.76	.41

       The payment of dividends by Allstate Insurance Company ("AIC") to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. AIC did not pay any dividends in 2009. Based on the greater of 2009 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay without prior Illinois Department of Insurance approval at a given point in time in 2010 is $1.50 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
October 1, 2009 - October 31, 2009	116	$28.9612	—	$—
November 1, 2009 - November 30, 2009	3,697	$28.5716	—	—
December 1, 2009 - December 31, 2009	—	$—	—	—
Total	3,813	$28.5835	—

(1)
In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

    October:        116
    November:    3,697
    December:    none

(2)
Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

    None

(3)
Our $2.00 billion share repurchase program was suspended in October 2008 and ended on March 31, 2009. A new share repurchase program has not been authorized.

Item 6.  Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ in millions, except per share data and ratios)	2009	2008	2007	2006	2005
Consolidated Operating Results
Insurance premiums and contract charges	$28,152	$28,862	$29,099	$29,333	$29,088
Net investment income	4,444	5,622	6,435	6,177	5,746
Realized capital gains and losses	(583)	(5,090)	1,235	286	549
Total revenues	32,013	29,394	36,769	35,796	35,383
Net income (loss)	854	(1,679)	4,636	4,993	1,765
Net income (loss) per share:
Net income (loss) per share — basic (1)	1.58	(3.06)	7.80	7.88	2.67
Net income (loss) per share — diluted (1)	1.58	(3.06)	7.76	7.83	2.65
Cash dividends declared per share	0.80	1.64	1.52	1.40	1.28

Consolidated Financial Position
Investments	$99,833	$95,998	$118,980	$119,757	$118,297
Total assets	132,652	134,798	156,408	157,554	156,072
Reserves for claims and claims expense, life-contingent contract benefits and contractholder funds	84,659	90,750	94,052	93,683	94,639
Short-term debt	—	—	—	12	413
Long-term debt	5,910	5,659	5,640	4,650	4,887
Shareholders' equity	16,692	12,641	21,851	21,846	20,186
Shareholders' equity per diluted share (1)	30.84	23.47	38.54	34.80	31.01
Equity	16,721	12,673	21,902	21,937	20,186

Property-Liability Operations
Premiums earned	$26,194	$26,967	$27,233	$27,369	$27,039
Net investment income	1,328	1,674	1,972	1,854	1,791
Net income	1,543	228	4,258	4,614	1,431
Operating ratios (2)
Claims and claims expense ("loss") ratio	71.6	74.4	64.9	58.5	78.3
Expense ratio	24.6	25.0	24.9	25.1	24.1
Combined ratio	96.2	99.4	89.8	83.6	102.4

Allstate Financial Operations
Premiums and contract charges	$1,958	$1,895	$1,866	$1,964	$2,049
Net investment income	3,064	3,811	4,297	4,173	3,830
Net (loss) income	(483)	(1,721)	465	464	416
Investments	62,216	61,449	74,256	75,951	75,233

(1)
As a result of the adoption of new accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities in the first quarter of 2009, prior period amounts have been restated.

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

       Allstate is focused on three priorities in 2010: improve customer loyalty, reinvent protection and retirement for the consumer and grow our businesses.

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
  •
  For Allstate Financial:    benefit and investment spread, amortization of deferred policy acquisition costs, expenses, operating income, net income, invested assets, premiums and deposits and new business returns;
  •
  For Investments:    credit quality/experience, realized capital gains and losses, investment income, unrealized capital gains and losses, stability of long-term returns, total returns, cash flows, and asset and liability duration; and
  •
  For financial condition:    liquidity, parent holding company level deployable invested assets, financial strength ratings, operating leverage, debt leverage, book value per share, and return on equity.

2009 HIGHLIGHTS

•
Consolidated net income was $854 million in 2009 compared to a net loss of $1.68 billion in 2008. Net income per diluted share was $1.58 in 2009 compared to net loss per diluted share of $3.06 in 2008.
•
Property-Liability net income was $1.54 billion in 2009 compared to $228 million in 2008.
•
The Property-Liability combined ratio was 96.2 in 2009 compared to 99.4 in 2008.
•
Allstate Financial had a net loss of $483 million in 2009 compared to a net loss of $1.72 billion in 2008.
•
Total revenues were $32.01 billion in 2009 compared to $29.39 billion in 2008.
•
Property-Liability premiums earned in 2009 totaled $26.19 billion, a decrease of 2.9% from $26.97 billion in 2008.
•
Net realized capital losses were $583 million in 2009 compared to net realized capital losses of $5.09 billion in 2008.
•
Investments as of December 31, 2009 totaled $99.83 billion, an increase of 4.0% from $96.00 billion as of December 31, 2008. Net investment income in 2009 was $4.44 billion, a decrease of 21.0% from $5.62 billion in 2008.
•
Book value per diluted share (ratio of shareholders' equity to total shares outstanding and dilutive potential shares outstanding) was $30.84 as of December 31, 2009, an increase of 31.4% from $23.47 as of December 31, 2008.
•
For the twelve months ended December 31, 2009, return on the average of beginning and ending period shareholders' equity was 5.8%, an increase of 15.5 points from (9.7)% for the twelve months ended December 31, 2008.
•
At December 31, 2009, we had $16.69 billion in capital. This total included $3.07 billion in deployable invested assets at the parent holding company level.

CONSOLIDATED NET INCOME (LOSS)

($ in millions)	For the years ended December 31,
	2009	2008	2007

Revenues
Property-liability insurance premiums	$26,194	$26,967	$27,233
Life and annuity premiums and contract charges	1,958	1,895	1,866
Net investment income	4,444	5,622	6,435
Realized capital gains and losses:
Total other-than-temporary impairment losses	(2,376)	(3,735)	(310)
Portion of loss recognized in other comprehensive income	457	—	—

Net other-than-temporary impairment losses recognized in earnings	(1,919)	(3,735)	(310)
Sales and other realized capital gains and losses	1,336	(1,355)	1,545

Total realized capital gains and losses	(583)	(5,090)	1,235

Total revenues	32,013	29,394	36,769
Costs and expenses
Property-liability insurance claims and claims expense	(18,746)	(20,064)	(17,667)
Life and annuity contract benefits	(1,617)	(1,612)	(1,589)
Interest credited to contractholder funds	(2,126)	(2,411)	(2,681)
Amortization of deferred policy acquisition costs	(4,754)	(4,679)	(4,704)
Operating costs and expenses	(3,007)	(3,273)	(3,103)
Restructuring and related charges	(130)	(23)	(29)
Interest expense	(392)	(351)	(333)

Total costs and expenses	(30,772)	(32,413)	(30,106)
Gain (loss) on disposition of operations	7	(6)	(10)
Income tax (expense) benefit	(394)	1,346	(2,017)

Net income (loss)	$854	$(1,679)	$4,636

Property-Liability	$1,543	$228	$4,258
Allstate Financial	(483)	(1,721)	465
Corporate and Other	(206)	(186)	(87)

Net income (loss)	$854	$(1,679)	$4,636

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
  •
  Reserve for Property-Liability insurance claims and claims expense estimation
  •
  Reserve for life-contingent contract benefits estimation

       In making these determinations, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our businesses and operations. It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements.

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

       Fair value of financial assets    Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We categorize our financial assets measured at fair value into a three-level hierarchy based on the observability of inputs to the valuation techniques as follows:

Level 1:	Financial asset values are based on unadjusted quoted prices for identical assets in an active market that we can access.
Level 2:	Financial asset values are based on the following:
	(a)	Quoted prices for similar assets in active markets;
	(b)	Quoted prices for identical or similar assets in markets that are not active; or
	(c)	Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset.
Level 3:
Financial asset values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect our estimates of the assumptions that market participants would use in valuing the financial assets.

       Observable inputs are inputs that reflect the assumptions market participants would use in valuing financial assets that are developed based on market data obtained from independent sources. In the absence of sufficient observable inputs, unobservable inputs reflect our estimates of the assumptions market participants would use in valuing financial assets and are developed based on the best information available in the circumstances. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. If valuation inputs used to measure fair value fall into different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement in its entirety.

       We are responsible for the determination of fair value of financial assets and the supporting assumptions and methodologies. We gain assurance on the overall reasonableness and consistent application of valuation input assumptions, valuation methodologies and compliance with accounting standards for fair value determination through the execution of various processes and controls designed to ensure that our financial assets are appropriately valued. We monitor fair values received from third parties and those derived internally on an ongoing basis.

       We employ independent third-party valuation service providers, broker quotes and internal pricing methods to determine fair values, which provide a single quote or price for each financial instrument. We obtain or calculate only one quote or price per instrument.

       Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary algorithms, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements. For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date. For other security types, fair values are derived from the valuation service providers' proprietary valuation models. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates, and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience. In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

       For certain of our financial assets carried at fair value, where our valuation service providers cannot provide fair value determinations, we obtain a single non-binding price quote from a broker familiar with the security who, similar to our valuation service providers, may consider transactions or activity in similar securities, as applicable, among other information. The brokers providing price quotes are generally from the brokerage divisions of leading financial institutions with market making, underwriting and distribution expertise regarding the security subject to valuation.

       The fair value of certain financial assets, including privately placed corporate securities, Auction Rate Securities ("ARS") backed by student loans, equity-indexed notes, and certain free-standing derivatives, where our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry. Internally developed valuation models, which include inputs that may not be market observable and as such involve some degree of judgment, are considered appropriate for each class of security to which they are applied.

       Our internal pricing methods are primarily based on models using discounted cash flow methodologies that develop a single best estimate of fair value. Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including yield curves, quoted market prices of comparable securities, published credit spreads, and other applicable market data. Additional inputs that are used to model fair value include internally-derived assumptions such as liquidity premium and credit ratings, as well as instrument-specific characteristics that include, but are not limited to, coupon rate, expected cash flows, sector of issuer, and call provisions. Internally assigned credit ratings are generally consistent with external ratings published by the National Association of Insurance Commissioners ("NAIC"); however, they are developed at a more finite level. For example, an NAIC rating of 1 includes securities rated triple, double and single A by at least one nationally recognized statistical rating organization ("NRSRO"). We believe our internal ratings provide for a more reliable estimate of fair value since we can more precisely match these ratings to other market observable valuation inputs, such as credit and sector spreads, when performing these valuations. Due to the existence of non-market observable inputs, such as liquidity premiums, judgment is required in developing these fair values. As a result, the fair value of these financial assets may differ from the amount actually received to sell an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets' fair values.

       For the majority of our financial assets measured at fair value, all significant inputs are based on market observable data and significant management judgment does not affect the periodic determination of fair value. The determination of fair value using discounted cash flow models involves management judgment when significant model inputs are not based on market observable data. However, where market observable data is available, it takes precedence, and as a result, no range of reasonably likely inputs exists from which the basis of a sensitivity analysis could be constructed.

       There is one primary situation where a discounted cash flow model utilizes a significant input that is not market observable. It relates to the determination of fair value for our ARS backed by student loans. The significant input is the assumption about the anticipated date liquidity will return to this market (that is, when auction failures will cease). Determination of this assumption allows for matching to market observable inputs when performing these valuations.

       The following table displays the sensitivity of reasonably likely changes in the assumption about the anticipated date liquidity will return to the ARS backed by student loans market as of December 31, 2009. The selection of these hypothetical scenarios represents an illustration of the estimated potential proportional effect of alternate assumptions and should not be construed as either a prediction of future events or an indication that it would be reasonably likely that all securities would be similarly affected.

($ in millions)
ARS backed by student loans at fair value	$1,643
Percentage change in fair value resulting from:
Decrease in assumption by four months for the anticipated date liquidity will return to this market	0.7%
Increase in assumption by four months for the anticipated date liquidity will return to this market	(0.7)%

       We believe our most significant exposure to changes in fair value is due to market risk. Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A.

       We employ specific control processes to determine the reasonableness of the fair values of our financial assets. Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, we assess the reasonableness of individual security values received from valuation service providers and those derived from internal models that exceed certain thresholds as compared to previous values received from those valuation service providers or derived from internal models. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected securities.

For internal pricing models, we have implemented price validation procedures such as back-testing of actual sales, which corroborates the various model inputs to market observable data. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.

       We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal pricing model. As of December 31, 2009 and 2008, we did not alter fair values provided by our valuation service providers or brokers or substitute them with an internal pricing model.

       The following table identifies fixed income and equity securities and short-term investments as of December 31, 2009 by source of value determination:

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$9,304	10.7%
Fair value based on external sources (1)	77,542	89.3

Total	$86,846	100.0%

(1)
Includes $2.64 billion that are valued using broker quotes.

       For more detailed information on our accounting policy for the fair value of financial assets and the financial assets by level in the fair value hierarchy, see Notes 2 and 5 of the consolidated financial statements.

       Impairment of fixed income and equity securities    For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of certain other items and deferred income taxes (as disclosed in Note 4), is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when the decline in fair value is deemed other than temporary. We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

       For each fixed income security in an unrealized loss position, we assess whether management with the appropriate authority has made a decision to sell or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, the security's decline in fair value is deemed other than temporary and is recorded in earnings.

       If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We use our best estimate of future cash flows expected to be collected from the fixed income security discounted at the security's original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition of the issue or issuer(s), expected defaults, expected recoveries, the value of underlying collateral and current subordination levels, vintage, geographic concentration, available reserves or escrows, third party guarantees and other credit enhancements. Additionally, other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral may be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings. The unrealized loss deemed to be related to factors other than credit remains classified in other comprehensive income. If we determine that the fixed income security does not have sufficient cash flow or other information to determine a recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and is recorded in earnings.

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

       Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other than temporary impaired, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances that result in changes to management's intent to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholders' equity, since the majority of our portfolio is designated as available-for-sale and carried at fair value and as a result, any related unrealized loss, net of deferred income taxes, DAC, DSI and reserves for life-contingent contract benefits, would already be reflected as a component of accumulated other comprehensive income in shareholders' equity.

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

       Fixed income securities subject to other-than-temporary impairment write-downs continue to earn investment income when future expected payments are reasonably estimable, and any discount or premium is recognized using the effective yield method over the expected life of the security; otherwise income recognition is discontinued.

       For additional detail on investment impairments, see Note 4 of the consolidated financial statements.

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

       DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of the business. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. We aggregate all traditional life insurance products and immediate annuities with life contingencies in the analysis. In the event actual experience is significantly adverse compared to the original assumptions, a premium deficiency is deemed to exist and any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2009 and 2007, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies. In 2008, for traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million pre-tax ($219 million after-tax) resulted primarily from a study indicating that the annuitants on certain life-contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield. The deficiency was recorded through a reduction in DAC.

       DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities. The cumulative DAC amortization is reestimated and adjusted by a cumulative charge or credit to results of operations when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.

       AGP and EGP consist primarily of the following components: contract charges for the cost of insurance less mortality costs and other benefits (benefit margin); investment income and realized capital gains and losses less interest credited (investment margin); and surrender and other contract charges less maintenance expenses (expense margin). The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable, and these assumptions are reasonably likely to have the greatest impact on the amount of DAC amortization. Changes in these assumptions can be offsetting and we are unable to reasonably predict their future movements or offsetting impacts over time.

       Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance. This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in-force and realized capital gains and losses on investments supporting the product liability. The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss. If the AGP is greater than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally increase, resulting in a current period decrease to earnings. The opposite result generally occurs when the AGP is less than the EGP in the period, but the total EGP is unchanged. However, when DAC amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements. Negative amortization is only recorded when the increased DAC balance is determined to be recoverable based on facts and circumstances. Negative amortization was not recorded for certain fixed annuities during 2009 and 2008 periods in which significant capital losses were realized on their related investment portfolio. For products exposed to investment credit losses in excess of our expectations that may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC amortization may be modified to exclude the higher credit losses.

       Annually, we review and update all assumptions underlying the projections of EGP, including investment returns, comprising investment income and realized capital gains and losses, interest crediting rates, persistency, mortality, expenses and the effect of any hedges. At each reporting period, we assess whether any revisions to assumptions used to determine DAC amortization are required. These reviews and updates may result in amortization acceleration or deceleration, which are commonly referred to as "DAC unlocking". If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings. A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.

       Over the past three years, our most significant DAC assumption updates that resulted in a change to EGP and the amortization of DAC have been revisions to expected future investment returns, primarily realized capital losses, mortality, expenses and the number of contracts in force or persistency. The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin during the years ended December 31.

($ in millions)	2009	2008	2007
Investment margin	$(399)	$(303)	$11
Benefit margin	129	35	34
Expense margin	(7)	(59)	(31)

Net (acceleration) deceleration	$(277)	$(327)	$14

       DAC amortization acceleration related to changes in the EGP component of investment margin in the first quarter of 2009 was primarily due to an increase in the level of expected realized capital losses in 2009 and 2010. The deceleration related to benefit margin was due to more favorable projected life insurance mortality. The acceleration related to expense margin resulted from current and expected expense levels higher than previously projected. DAC amortization acceleration related to changes in the EGP component of investment margin in 2008 was primarily due to the level of realized capital losses impacting actual gross profits in 2008 and the impact of realized capital losses on expected gross profits in 2009. The deceleration related to benefit margin was due to more favorable projected life insurance mortality. The acceleration related to expense margin resulted from current and expected expense levels higher than previously projected. DAC amortization deceleration related to changes in the EGP component of investment margin in 2007 was due to higher yields from repositioning of the investment portfolio and reduced interest crediting rates on annuities. The deceleration related to benefit margin was due to more favorable projected life insurance mortality. The acceleration related to expense margin was a result of expenses being higher than expected.

       The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2009.

($ in millions)	December 31, 2009 Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$52
Decrease in future investment margins of 25 basis points	$(57)
Decrease in future life mortality by 1%	$27
Increase in future life mortality by 1%	$(28)

       Any potential changes in assumptions discussed above are measured without consideration of correlation among assumptions. Therefore, it would be inappropriate to add them together in an attempt to estimate overall variability in amortization.

       For additional detail related to DAC, see the Allstate Financial Segment section of this document.

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

       Reserves are the difference between the estimated ultimate cost of losses incurred and the amount of paid losses as of the reporting date. Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims. We update the majority of our reserve estimates quarterly and as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Changes in prior year reserve estimates (reserve reestimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, and the differences are recorded as property-liability insurance claims and claims expense in the Consolidated Statements of Operations in the period such changes are determined. Estimating the ultimate cost of claims and claims expenses is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables.

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

       In the chain ladder estimation technique, a ratio (development factor) is calculated which compares current period results to results in the prior period for each accident year. A three-year or two-year average development factor, based on historical results, is usually multiplied by the current period experience to estimate the development of losses of each accident year into the next time period. The development factors for the future time periods for each accident year are compounded over the remaining future periods to calculate an estimate of ultimate losses for each accident year. The implicit assumption of this technique is that an average of historical development factors is predictive of future loss development, as the significant size of our experience data base achieves a high degree of statistical credibility in actuarial projections of this type. The effects of inflation are implicitly considered in the reserving process, the implicit assumption being that a multi-year average development factor includes an adequate provision. Occasionally, unusual aberrations in loss patterns are caused by external and internal factors such as changes in claim reporting, settlement patterns, unusually large losses, process changes, legal or regulatory changes, and other influences. In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors and actuarial judgment is applied to make appropriate development factor assumptions needed to develop a best estimate of ultimate losses.

       How reserve estimates are established and updated    Reserve estimates are developed at a very detailed level, and the results of these numerous micro-level best estimates are aggregated to form a consolidated reserve estimate. For example, over one thousand actuarial estimates of the types described above are prepared each quarter to estimate losses for each line of insurance, major components of losses (such as coverages and perils), major states or groups of states and for reported losses and IBNR. The actuarial methods described above are used to analyze the settlement patterns of claims by determining the development factors for specific data elements that are necessary components of a reserve estimation process. Development factors are calculated quarterly for data elements such as claim counts reported and settled, paid losses, and paid losses combined with case reserves. The calculation of development factors from changes in these data elements also impacts claim severity trends, which is a common industry reference used to explain changes in reserve estimates. The historical development patterns for these data elements are used as the assumptions to calculate reserve estimates.

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

       Reserves are reestimated quarterly, by combining historical results with current actual results to calculate new development factors. This process incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results (claims reported or settled, losses paid, or changes to case reserves) occur differently than the implied assumptions contained in the previous development factor calculations. If claims reported, paid losses, or case reserve changes are greater or less than the levels estimated by previous development factors, reserve reestimates increase or decrease. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate and is recognized as an increase or decrease in property-liability insurance claims and claims expense in the Consolidated Statements of Operations. Total Property-liability reserve reestimates, after-tax, as a percent of net income in 2009, 2008 and 2007 were 8.5%, (6.6)% and 2.4%, respectively. For Property-Liability, the 3-year average of reserve reestimates as a percentage of total reserves was a favorable 0.2%, for Allstate Protection, the 3-year average of reserve estimates was a favorable 0.5% and for Discontinued Lines and Coverages, the 3-year average of reserve reestimates was an unfavorable 1.4%, each of these results being consistent within a reasonable actuarial tolerance for our respective businesses. Allstate Protection reserve reestimates were primarily the result of auto claim severity development that was better than expected, and for Discontinued Lines and Coverages, reestimates were primarily a result of increased reported claim activity (claims frequency). A more detailed discussion of reserve reestimates is presented in the Property-Liability Claims and Claims Expense Reserves section of this document.

       The following table shows net claims and claims expense reserves by operating segment and line of business as of December 31:

($ in millions)	2009	2008	2007
Allstate Protection
Auto	$10,606	$10,220	$10,175
Homeowners	2,399	2,824	2,279
Other lines	2,145	2,207	2,131

Total Allstate Protection	15,150	15,251	14,585
Discontinued Lines and Coverages
Asbestos	1,180	1,228	1,302
Environmental	198	195	232
Other discontinued lines	500	508	541

Total Discontinued Lines and Coverages	1,878	1,931	2,075

Total Property-Liability	$17,028	$17,182	$16,660

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

       As claims are reported, for certain liability claims of sufficient size and complexity, the field adjusting staff establishes case reserve estimates of ultimate cost, based on their assessment of facts and circumstances related to each individual claim. For other claims which occur in large volumes and settle in a relatively short time frame, it is not practical or efficient to set case reserves for each claim, and a statistical case reserve is set for these claims based on estimation techniques previously described. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.

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

       Generally, the initial reserves for a new accident year are established based on severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators, and reserves for prior accident years are statistically determined using processes previously described. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors of the economy. We mitigate these effects through various loss management programs. Injury claims are affected largely by medical cost inflation while physical damage claims are affected largely by auto repair cost inflation and used car prices. For auto physical damage coverages, we monitor our rate of increase in average cost per claim against a weighted average of the Maintenance and Repair price index and the Parts and Equipment price index. We believe our claim settlement initiatives, such as improvements to the claim review and settlement process, the use of special investigative units to detect fraud and handle suspect claims, litigation management and defense strategies, as well as various other loss management initiatives underway, contribute to the mitigation of injury and physical damage severity trends.

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

       As loss experience for the current year develops for each type of loss, it is monitored relative to initial assumptions until it is judged to have sufficient statistical credibility. From that point in time and forward, reserves are reestimated using statistical actuarial processes to reflect the impact actual loss trends have on development factors incorporated into the actuarial estimation processes. Statistical credibility is usually achieved by the end of the first calendar year; however, when trends for the current accident year exceed initial assumptions sooner, they are usually determined to be credible, and reserves are increased accordingly.

       The very detailed processes for developing reserve estimates, and the lack of a need and existence of a common set of assumptions or development factors, limits aggregate reserve level testing for variability of data elements. However, by applying standard actuarial methods to consolidated historic accident year loss data for major loss types, comprising auto injury losses, auto physical damage losses and homeowner losses, we develop variability analyses consistent with the way we develop reserves by measuring the potential variability of development factors, as described in the section titled "Potential Reserve Estimate Variability" below.

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

       The estimation of claims and claims expense reserves for catastrophes also comprises estimates of losses from reported claims and IBNR, primarily for damage to property. In general, our estimates for catastrophe reserves are based on claim adjuster inspections and the application of historical loss development factors as described previously. However, depending on the nature of the catastrophe, as noted above, the estimation process can be further complicated. For example, for hurricanes, complications could include the inability of insureds to promptly report losses, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain) or specifically excluded coverage caused by flood, estimating additional living expenses, and assessing the impact of demand surge, exposure to mold damage, and the effects of numerous other considerations, including the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, which can affect the availability of information needed to estimate reserves for that reporting period. In these situations, we may need to adapt our practices to accommodate these circumstances in order to determine a best estimate of our losses from a catastrophe. As an example, in 2005 to complete an estimate for certain areas affected by Hurricane Katrina and not yet inspected by our claims adjusting staff, or where we believed our historical loss development factors were not predictive, we relied on analysis of actual claim notices received compared to total PIF, as well as visual, governmental and third party information, including aerial photos, area observations, and data on wind speed and flood depth to the extent available.

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

       To develop a statistical indication of potential reserve variability within reasonably likely possible outcomes, an actuarial technique (stochastic modeling) is applied to the countrywide consolidated data elements for paid losses and paid losses combined with case reserves separately for injury losses, auto physical damage losses, and homeowners losses excluding catastrophe losses. Based on the combined historical variability of the development factors calculated for these data elements, an estimate of the standard error or standard deviation around these reserve estimates is calculated within each accident year for the last eleven years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability. Based on our products and coverages, historical experience, the statistical credibility of our extensive data and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, excluding reserves for catastrophe losses, within a reasonable probability of other possible outcomes, may be approximately plus or minus 4%, or plus or minus $400 million in net income. A lower level of variability exists for auto injury losses, which comprise approximately 70% of reserves, due to their relatively stable development patterns over a longer duration of time required to settle claims. Other types of losses, such as auto physical damage, homeowners losses and other losses, which comprise about 30% of reserves, tend to have greater variability but are settled in a much shorter period of time. Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Property-Liability Claims and Claims Expense Reserves section of this document.

       Adequacy of reserve estimates    We believe our net claims and claims expense reserves are appropriately established based on available methodology, facts, technology, laws and regulations. We calculate and record a single best reserve estimate, in conformance with generally accepted actuarial standards, for each line of insurance, its components (coverages and perils) and state, for reported losses and for IBNR losses, and as a result we believe that no other estimate is better than our recorded amount. Due to the uncertainties involved, the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates.

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

       Our exposure to liability for asbestos, environmental and other discontinued lines losses manifests differently depending on whether it arises from assumed reinsurance coverage, direct excess insurance or direct primary commercial insurance. The direct insurance coverage we provided that covered asbestos, environmental and other discontinued lines was substantially "excess" in nature.

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

       How reserve estimates are established and updated    We conduct an annual review in the third quarter to evaluate and establish asbestos, environmental and other discontinued lines reserves. Changes to reserves are recorded in the reporting period in which they are determined. Using established industry and actuarial best practices and assuming no change in the regulatory or economic environment, this detailed and comprehensive "grounds up" methodology determines asbestos reserves based on assessments of the characteristics of exposure (i.e. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, and determines environmental reserves based on assessments of the characteristics of exposure (i.e. environmental damages, respective shares of liability of potentially responsible parties, appropriateness and cost of remediation) to pollution and related clean-up costs. The number and cost of these claims is affected by intense advertising by trial lawyers seeking asbestos plaintiffs, and entities with asbestos exposure seeking bankruptcy protection as a result of asbestos liabilities, initially causing a delay in the reporting of claims, often followed by an acceleration and an increase in claims and claims expenses as settlements occur.

       After evaluating our insureds' probable liabilities for asbestos and/or environmental claims, we evaluate our insureds' coverage programs for such claims. We consider our insureds' total available insurance coverage, including the coverage we issued. We also consider relevant judicial interpretations of policy language and applicable coverage defenses or determinations, if any.

       Evaluation of both the insureds' estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2009 and 2008, IBNR was 62.3% and 63.8%, respectively, of combined asbestos and environmental reserves.

       For both asbestos and environmental reserves, we also evaluate our historical direct net loss and expense paid and incurred experience to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and incurred activity.

       Other Discontinued Lines and Coverages    The following table shows reserves for other discontinued lines which provide for remaining loss and loss expense liabilities related to business no longer written by us, other than asbestos and environmental, as of December 31.

($ in millions)	2009	2008	2007
Other mass torts	$201	$177	$189
Workers' compensation	122	130	133
Commercial and other	177	201	219

Other discontinued lines	$500	$508	$541

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

       Adequacy of reserve estimates    Management believes its net loss reserves for environmental, asbestos and other discontinued lines exposures are appropriately established based on available facts, technology, laws, regulations, and assessments of other pertinent factors and characteristics of exposure (i.e. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

       Further discussion of reserve estimates    For further discussion of these estimates and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see Notes 7 and 13 to the consolidated financial statements and the Property-Liability Claims and Claims Expense Reserves section of this document.

       Reserve for life-contingent contract benefits estimation    Due to the long term nature of these policies, benefits are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under insurance policies including traditional life insurance, life-contingent immediate annuities and voluntary health products. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material adverse effect on our operating results and financial condition. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. In the event actual experience is significantly adverse compared to the original assumptions, a premium deficiency is deemed to exist and any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. In 2009 and 2007, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies. In 2008, for traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million pre-tax ($219 million after-tax) resulted primarily from a study indicating that the annuitants on certain life-contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield. The deficiency was recorded through a reduction in DAC. We will continue to monitor the experience of our traditional life insurance and immediate annuities. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC.

       For further detail on the reserve for life-contingent contract benefits, see Note 8 of the consolidated financial statements.

PROPERTY-LIABILITY 2009 HIGHLIGHTS

•
Premiums written, an operating measure that is defined and reconciled to premiums earned in the Property-Liability Operations section of the MD&A, decreased 2.3% to $25.97 billion in 2009 from $26.58 billion in 2008. Allstate brand standard auto premiums written decreased 1.0% to $15.76 billion in 2009 from $15.92 billion in 2008. Allstate brand homeowners premiums written were $5.64 billion in 2009 and were comparable to 2008.
•
Premium operating measures and statistics contributing to overall Allstate brand standard auto premiums written decline were the following:
–
1.0% decrease in PIF as of December 31, 2009 compared to December 31, 2008
–
the six month renewal ratio was 88.9% in 2009 and was comparable to 2008
–
1.6% increase in the six month policy term average gross premium before reinsurance to $434 in 2009 from $427 in 2008
–
12.3% increase in new issued applications in 2009 compared to 2008
•
Premium operating measures and statistics contributing to overall Allstate brand homeowners premiums written were the following:
–
3.9% decrease in PIF as of December 31, 2009 compared to December 31, 2008
–
1.1 point increase in the twelve month renewal ratio to 88.1% in 2009 compared to 87.0% in 2008
–
2.6% increase in the twelve month policy term average gross premium before reinsurance to $883 in 2009 from $861 in 2008
–
6.4% decrease in new issued applications in 2009 compared to 2008
–
$96 million decrease in catastrophe reinsurance costs to $561 million in 2009 from $657 million in 2008
•
Factors contributing to the Allstate brand standard auto loss ratio increase of 1.2 points to 69.3 in 2009 from 68.1 in 2008 were the following:
–
6.2% increase in standard auto claim frequency for property damage in 2009 compared to 2008
–
13.1% increase in standard auto claim frequency for bodily injury in 2009 compared to 2008
–
0.7% decrease in auto claim severities for bodily injury in 2009 compared to 2008
–
0.7% decrease in auto claim severities for property damage in 2009 compared to 2008

•
Factors contributing to the Allstate brand homeowners loss ratio, which includes catastrophes, decrease of 16.7 points to 79.6 in 2009 from 96.3 in 2008 were the following:
–
17.5 percentage point decrease in the effect of catastrophe losses to 29.0 points in 2009 compared to 46.5 points in 2008
–
9.0% increase in homeowner claim frequency, excluding catastrophes, in 2009 compared to 2008
–
3.0% increase in claim severity, excluding catastrophes, in 2009 compared to 2008
•
Factors contributing to the $1.27 billion decrease in catastrophe losses to $2.07 billion in 2009 compared to $3.34 billion in 2008 were the following:
–
$169 million of favorable reserve reestimates in 2009 compared to $125 million unfavorable reserve reestimates in 2008
–
82 events with $2.24 billion of losses in 2009 compared to 123 events with losses of $3.22 billion in 2008
–
2008 losses included $966 million and $342 million related to Hurricanes Ike and Gustav, respectively
•
Factors contributing to prior year reserve reestimates of $112 million favorable in 2009 compared to $170 million unfavorable in 2008 included:
–
Prior year reserve reestimates related to auto, homeowners and other personal lines in 2009 contributed $57 million favorable, $168 million favorable and $89 million unfavorable, respectively, compared to prior year reserve reestimates in 2008 of $27 million favorable, $124 million unfavorable and $55 million unfavorable, respectively
–
prior year reserve reestimates in 2009 and 2008 are largely attributable to prior year catastrophes and a $45 million IBNR reclassification from auto to other personal lines that occurred in 2008
•
Property-Liability underwriting income of $995 million in 2009 compared to $164 million in 2008 included the following primary contributing factors:
–
Allstate brand standard auto loss ratio increased 1.2 points to 69.3 in 2009 from 68.1 in 2008
–
Allstate brand homeowners loss ratio, which includes catastrophes, decreased 16.7 points to 79.6 in 2009 from 96.3 in 2008

       Underwriting income, a measure not based on GAAP, is defined below.

•
Property-Liability investments as of December 31, 2009 were $34.53 billion, an increase of 12.0% from $30.84 billion as of December 31, 2008. Net investment income was $1.33 billion in 2009, a decrease of 20.7% from $1.67 billion in 2008.
•
Net realized capital losses were $168 million in 2009 compared to $1.86 billion in 2008.

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

       Underwriting income, a measure that is not based on GAAP and is reconciled to net income below, is calculated as premiums earned, less claims and claims expense ("losses"), amortization of DAC, operating costs and expenses and restructuring and related charges, as determined using GAAP. We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Net income is the GAAP measure most directly comparable to underwriting income. Underwriting income should not be considered as a substitute for net income and does not reflect the overall profitability of the business.

       The table below includes GAAP operating ratios we use to measure our profitability. We believe that they enhance an investor's understanding of our profitability. They are calculated as follows:

•
Claims and claims expense ("loss") ratio — the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses.
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

($ in millions, except ratios)	2009	2008	2007
Premiums written	$25,971	$26,584	$27,183

Revenues
Premiums earned	$26,194	$26,967	$27,233
Net investment income	1,328	1,674	1,972
Realized capital gains and losses	(168)	(1,858)	1,416

Total revenues	27,354	26,783	30,621
Costs and expenses
Claims and claims expense	(18,746)	(20,064)	(17,667)
Amortization of DAC	(3,789)	(3,975)	(4,121)
Operating costs and expenses	(2,559)	(2,742)	(2,634)
Restructuring and related charges	(105)	(22)	(27)

Total costs and expenses	(25,199)	(26,803)	(24,449)
Income tax (expense) benefit	(612)	248	(1,914)

Net income	$1,543	$228	$4,258

Underwriting income	$995	$164	$2,784
Net investment income	1,328	1,674	1,972
Income tax expense on operations	(558)	(401)	(1,413)
Realized capital gains and losses, after-tax	(222)	(1,209)	915

Net income	$1,543	$228	$4,258

Catastrophe losses (1)	$2,069	$3,342	$1,409

GAAP operating ratios
Claims and claims expense ratio	71.6	74.4	64.9
Expense ratio	24.6	25.0	24.9

Combined ratio	96.2	99.4	89.8

Effect of catastrophe losses on combined ratio (1)	7.9	12.4	5.2

Effect of prior year reserve reestimates on combined ratio (1)	(0.4)	0.7	(0.6)

Effect of restructuring and related charges on combined ratio	0.4	0.1	0.1

Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.1	0.2

(1)
Prior year reserve reestimates included in catastrophe losses totaled $169 million favorable in 2009, $125 million unfavorable in 2008 and $127 million unfavorable in 2007.

ALLSTATE PROTECTION SEGMENT

       Overview and strategy    The Allstate Protection segment sells primarily private passenger auto and homeowners insurance to individuals through Allstate Exclusive Agencies and directly through call centers and the internet under the Allstate brand. We also sell auto and homeowners insurance through independent agencies under both the Allstate brand and the Encompass brand.

       Our operating priorities for the Protection segment include achieving profitable market share growth for the auto business as well as earning acceptable returns on the homeowners business. Key goals include:

  •
  Improving customer loyalty and retention
  •
  Broadening customer product relationships
  •
  Improving competitive position through pricing sophistication, claims efficiency and expense management
  •
  Investing in the effectiveness and reach of our multiple distribution channels
  •
  Maintaining a strong capital foundation through risk management and effective resource allocation

       Our customer-focused strategy for the Allstate brand aligns targeted marketing, product innovation, distribution effectiveness, and pricing toward acquiring and retaining an increased share of high lifetime value customers.

       The Allstate brand will utilize targeted marketing delivered to high lifetime value prospects to promote our strategic priorities, with messaging that continues to communicate affordability and the ease of switching to and doing business with Allstate, as well as highlighting our comprehensive product and coverage options.

       At Allstate we differentiate ourselves from competitors by offering a comprehensive range of product options as well as product customization, including Allstate Your Choice Auto® ("YCA") with options such as safe driving deductibles and a safe driving bonus. We will continue to focus on developing and introducing products and services that further differentiate Allstate and enhance the customer experience. We will broaden customer relationships by identifying the greatest cross sell opportunities such as auto sales to our 3 million monoline property customers and expanding sales of our Emerging Business and Allstate Financial products.

       Within our multiple distribution channels we are undergoing a focused effort to enhance our capabilities by implementing uniform processes and standards to elevate the level and consistency of the customer experience.

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

       Our pricing and underwriting are designed to enhance both our competitive position and our profit potential. We will provide and continue to enhance a range of discounts to attract more high lifetime value customer segments. For example, we implemented a new auto discount (the Preferred Package Discount), which was available in 42 states by the end of 2009, for the high lifetime value customer segment. We also increased the discount our homeowners customers receive if they insure their automobiles with Allstate.

       Pricing sophistication, which underlies our Strategic Risk Management program, uses a number of risk evaluation factors including insurance scoring, to the extent permissible by regulations, based on information that is obtained from credit reports. For Allstate brand auto and homeowners business, we continue to improve our mix of customers towards those who we consider high lifetime value that generally are homeowners that insure multiple autos with us, have better retention and more favorable loss experience.

       Our strategy for the Encompass brand includes enhancing our Premier Package Policy (a product providing customers with the ability to simplify their insurance needs by consolidating their coverage into one policy, one bill, one premium and one renewal date), increasing distribution effectiveness and improving agency technology interfaces to become the package carrier of choice for aligned agencies and generate stable, consistent earnings growth.

       The Allstate Protection segment also includes a separate organization called Emerging Businesses which is comprised of Business Insurance (commercial products for small business owners), Consumer Household (specialty products including motorcycles, boats, renters and condominium insurance policies), Allstate Dealer Services (insurance and non-insurance products sold primarily to auto dealers), Allstate Roadside Services (retail and wholesale roadside assistance products) and Ivantage (insurance agency). Premiums written by Emerging Businesses, through all channels including the Direct Channel, were $2.44 billion in 2009. We expect to accelerate profitable growth in Emerging Businesses during 2010.

       We continue to manage our property catastrophe exposure in order to provide our shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings, while providing protection to our customers. Our property business includes personal homeowners, commercial property and other property lines. At December 31, 2009, we continue to be within our goal to have no more than a 1% likelihood of exceeding our expected annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. The use of different assumptions and updates to industry models could materially change the projected loss.

       Property catastrophe exposure management includes purchasing reinsurance in areas that have known exposure to hurricanes, earthquakes, wildfires, fires following earthquakes and other catastrophes. We are working for changes in the regulatory environment, including recognizing the need for and improving appropriate risk based pricing and promoting the creation of government sponsored, privately funded solutions for mega-catastrophes. While the actions that we take will be primarily focused on reducing the catastrophe exposure in our property business, we also consider their impact on our ability to market our auto lines.

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

Allstate Protection outlook

•
Allstate Protection will emphasize attracting and retaining high lifetime value customers while maintaining pricing discipline.
•
We expect that volatility in the level of catastrophes we experience will contribute to variation in our underwriting results; however, this volatility will be mitigated due to our catastrophe management actions, including the purchase of reinsurance.
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

       The following table shows the unearned premium balance at December 31 and the timeframe in which we expect to recognize these premiums as earned.

($ in millions)			% earned after
	2009	2008	90 days	180 days	270 days	360 days
Allstate brand:
Standard auto	$4,060	$4,002	73.4%	98.2%	99.6%	100.0%
Non-standard auto	250	259	71.3%	96.9%	99.3%	100.0%
Homeowners	3,193	3,182	43.6%	75.7%	94.3%	100.0%
Other personal lines (1)	1,295	1,385	39.9%	69.5%	87.6%	94.5%

Total Allstate brand	8,798	8,828	57.7%	85.9%	95.9%	99.2%
Encompass brand:
Standard auto	399	506	44.6%	76.3%	94.4%	100.0%
Non-standard auto	4	9	78.3%	100.0%	100.0%	100.0%
Homeowners	233	269	44.5%	76.4%	94.5%	100.0%
Other personal lines (1)	52	60	44.3%	76.1%	94.4%	100.0%

Total Encompass brand	688	844	44.7%	76.4%	94.5%	100.0%

Allstate Protection unearned premiums	$9,486	$9,672	56.7%	85.2%	95.8%	99.3%

(1)
Other personal lines include commercial, condominium, renters, involuntary auto and other personal lines.

       A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	2009	2008	2007
Premiums written:
Allstate Protection	$25,972	$26,584	$27,183
Discontinued Lines and Coverages	(1)	—	—

Property-Liability premiums written	25,971	26,584	27,183
Decrease in unearned premiums	200	383	17
Other	23	—	33

Property-Liability premiums earned	$26,194	$26,967	$27,233

Premiums earned:
Allstate Protection	$26,195	$26,967	$27,232
Discontinued Lines and Coverages	(1)	—	1

Property-Liability	$26,194	$26,967	$27,233

       Premiums written by brand are shown in the following tables.

($ in millions)	Allstate brand			Encompass brand			Allstate Protection
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Standard auto (1)	$15,763	$15,918	$16,035	$800	$1,025	$1,125	$16,563	$16,943	$17,160
Non-standard auto (1)	927	1,018	1,179	22	40	68	949	1,058	1,247
Homeowners	5,635	5,639	5,711	408	471	538	6,043	6,110	6,249
Other personal lines	2,317	2,358	2,397	100	115	130	2,417	2,473	2,527

Total	$24,642	$24,933	$25,322	$1,330	$1,651	$1,861	$25,972	$26,584	$27,183

(1)
2007 includes the impact from the fourth quarter 2007 discontinuation and reinstatement of mandatory personal injury protection in the state of Florida.

       Allstate brand premiums written, excluding Allstate Canada, by the direct channel increased 25.4% to $622 million in 2009 from $496 million in 2008, following a 24.6% increase from $398 million in 2007. The direct channel includes call centers and the internet.

       Premiums earned by brand are shown in the following tables.

($ in millions)	Allstate brand			Encompass brand			Allstate Protection
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Standard auto	$15,735	$15,957	$15,952	$907	$1,091	$1,127	$16,642	$17,048	$17,079
Non-standard auto	939	1,055	1,232	27	45	76	966	1,100	1,308
Homeowners	5,633	5,758	5,732	444	503	551	6,077	6,261	6,283
Other personal lines	2,402	2,434	2,426	108	124	136	2,510	2,558	2,562

Total	$24,709	$25,204	$25,342	$1,486	$1,763	$1,890	$26,195	$26,967	$27,232

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
  •
  Average premium-gross written:    Gross premiums written divided by issued item count. Gross premiums written include the impacts from discounts and surcharges; and exclude the impacts from mid-term premium adjustments, ceded reinsurance premiums, or premium refund accruals. Allstate brand average gross premiums represent the appropriate policy term for each line, which is 6 months for standard and non-standard auto and 12 months for homeowners. Encompass brand average gross premiums represent the appropriate policy term for each line, which is 12 months for standard auto and homeowners and 6 months for non-standard auto.
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

       Standard auto premiums written totaled $16.56 billion in 2009, a decrease of 2.2% from $16.94 billion in 2008, following a 1.3% decrease from $17.16 billion in 2007.

	Allstate brand			Encompass brand
Standard Auto	2009	2008	2007	2009	2008	2007
PIF (thousands)	17,744	17,924	18,256	859	1,090	1,103
Average premium-gross written (1)	$434	$427	$422	$972	$961	$969
Renewal ratio (%) (1)	88.9	88.9	89.5	69.6	73.9	75.0

(1)
Policy term is six months for Allstate brand and twelve months for Encompass brand.

       Allstate brand standard auto premiums written totaled $15.76 billion in 2009, a decrease of 1.0% from $15.92 billion in 2008, following a 0.7% decrease in 2008 from $16.04 billion in 2007. Contributing to the Allstate brand standard auto premiums written decrease in 2009 compared to 2008 were the following:

  –
  decrease in PIF as of December 31, 2009 compared to December 31, 2008, due to fewer policies available to renew
  –
  12.3% increase in new issued applications on a countrywide basis to 2,029 thousand in 2009 from 1,807 thousand in 2008
  –
  increase in average gross premium in 2009 compared to 2008, primarily due to rate changes, partially offset by customers electing to change coverage levels of their policy

       Allstate brand standard auto premiums written decreased in 2008 compared to 2007. Contributing to the Allstate brand standard auto premiums written decrease in 2008 compared to 2007 were the following:

  –
  decrease in PIF as of December 31, 2008 compared to December 31, 2007 due to a lower renewal ratio and lower new business production
  –
  7.5% decrease in new issued applications on a countrywide basis to 1,807 thousand in 2008 from 1,954 thousand in 2007
  –
  increase in average gross premium in 2008 compared to 2007, primarily due to rate changes, partially offset by deductible changes
  –
  decline in the renewal ratio in 2008 compared to 2007

       In late 2008 through 2009, we took actions designed to improve Encompass brand profitability, which will continue through 2010. Some of the actions contributing to the Encompass brand standard auto premiums written decrease in 2009 compared to 2008 were the following:

        •
        Implemented rate increases where indicated
        •
        Strengthened underwriting guidelines
        •
        Revised renewal down payment requirements
        •
        Terminated relationships with certain independent agencies
        •
        Non-renewal of underperforming business segments
        •
        Discontinued writing the Special Value product (middle market auto product focused on segment auto) in certain states

       Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued. The following table shows the rate changes that were approved for standard auto during 2009 and 2008. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state. The following table does not include rating plan enhancements, including the introduction of discounts and surcharges, that result in no change in the overall rate level in the state.

	# of States			Countrywide(%) (1)		State Specific(%) (2)(3)
	2009		2008	2009	2008 (4)	2009	2008 (4)
Allstate brand	36	(5)	32	4.6	1.3	7.2	2.1
Encompass brand	36		33	7.3	2.5	9.3	4.8

(1)
Represents the impact in the states where rate changes were approved during 2009 and 2008, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2009 and 2008, respectively, as a percentage of its respective total prior year-end premiums written in those states.
(3)
Based on historical premiums written in those states, rate changes approved for standard auto totaled $784 million in 2009 compared to $223 million in 2008.
(4)
Excluding the impact of a 15.9% rate reduction in California related to an order effective in April 2008, the Allstate brand standard auto rate change is 6.0% on a state specific basis and 3.0% on a countrywide basis in 2008.
(5)
Includes Washington D.C.

       Non-standard auto premiums written totaled $949 million in 2009, a decrease of 10.3% from $1.06 billion in 2008, following a 15.2% decrease in 2008 from $1.25 billion in 2007.

	Allstate brand			Encompass brand
Non-Standard Auto	2009	2008	2007	2009	2008	2007
PIF (thousands)	719	745	829	20	39	56
Average premium-gross written	$616	$624	$616	$476	$479	$526
Renewal ratio (%)	72.5	73.7	76.1	67.1	68.3	65.0

       Allstate brand non-standard auto premiums written totaled $927 million in 2009, a decrease of 8.9% from $1.02 billion in 2008, following a 13.7% decrease in 2008 from $1.18 billion in 2007. Contributing to the Allstate brand non-standard auto premiums written decrease in 2009 compared to 2008 were the following:

  –
  decrease in PIF as of December 31, 2009 compared to December 31, 2008, due to new business production that was insufficient to offset declines in the renewal ratio and polices available to renew
  –
  10.7% increase in new issued applications to 363 thousand in 2009 from 328 thousand in 2008
  –
  decrease in average gross premium in 2009 compared to 2008
  –
  decrease in the renewal ratio in 2009 compared to 2008

       Allstate brand non-standard auto premiums written decreased in 2008 compared to 2007. Contributing to the Allstate brand non-standard auto premiums written decrease in 2008 compared to 2007 were the following:

  –
  decrease in PIF as of December 31, 2008 compared to December 31, 2007 due to new business production that was insufficient to offset declines in the renewal ratio and polices available to renew
  –
  10.1% increase in new issued applications to 328 thousand in 2008 from 298 thousand in 2007 due to the continued rollout and momentum of our Allstate Blue® product
  –
  increase in average gross premium in 2008 compared to 2007 due to changes in the mix of customer segments resulting from the implementation of Allstate Blue
  –
  decrease in the renewal ratio in 2008 compared to 2007

       Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued. The following table shows the rate changes that were approved for non-standard auto during 2009 and 2008. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state. The following table does not include rating plan enhancements, including the introduction of discounts and surcharges, that result in no change in the overall rate level in the state.

	# of States			Countrywide(%) (1)		State Specific(%) (2)(3)
	2009	2008		2009	2008	2009	2008
Allstate brand	11	11	(4)	2.6	—	6.5	—
Encompass brand	1	4		0.9	4.8	31.7	23.2

(1)
Represents the impact in the states where rate changes were approved during 2009 and 2008, respectively, as a percentage of total countrywide prior year-end premiums written.
(2)
Represents the impact in the states where rate changes were approved during 2009 and 2008, respectively, as a percentage of its respective total prior year-end premiums written in those states.
(3)
Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $25 million in 2009 compared to $3 million in 2008.
(4)
Includes Washington D.C.

       Homeowners premiums written totaled $6.04 billion in 2009, a decrease of 1.1% from $6.11 billion in 2008, following a 2.2% decrease in 2008 from $6.25 billion in 2007. Excluding the cost of catastrophe reinsurance, premiums written declined 2.4% in 2009 compared to 2008. For a more detailed discussion on reinsurance, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A and Note 9 of the consolidated financial statements.

	Allstate brand			Encompass brand
Homeowners	2009	2008	2007	2009	2008	2007
PIF (thousands)	6,973	7,255	7,570	371	446	484
Average premium-gross written (12 months)	$883	$861	$850	$1,265	$1,206	$1,181
Renewal ratio (%)	88.1	87.0	86.5	78.9	80.6	80.0

       Allstate brand homeowners premiums written totaled $5.64 billion in 2009 and were comparable to 2008, following a 1.3% decrease in 2008 from $5.71 billion in 2007. Contributing to the Allstate brand homeowners premiums written in 2009 compared to 2008 were the following:

  –
  decrease in PIF of 3.9% as of December 31, 2009 compared to December 31, 2008, following a 4.2% decrease as of December 31, 2008 compared to December 31, 2007, due to fewer policies available to renew and fewer new issued applications
  –
  6.4% decrease in new issued applications to 556 thousand in 2009 from 594 thousand in 2008
  –
  increase in average gross premium in 2009 compared to 2008, primarily due to rate increases, partially offset by the impact of reduced PIF in catastrophe management areas with higher average gross premiums and a state insurance department initiated rate reduction in California
  –
  increase in the renewal ratio in 2009 compared to 2008 in part driven by less non-renewal activity in coastal states that are more susceptible to major catastrophes
  –
  decrease in the net cost of our catastrophe reinsurance program

       Actions taken to manage our catastrophe exposure in areas with known exposure to hurricanes, earthquakes, wildfires, fires following earthquakes and other catastrophes have had an impact on our new business writings and retention for homeowners insurance, and this impact will continue in 2010, although to a lesser degree. For a more detailed discussion on exposure management actions, see the Catastrophe Management section of the MD&A.

       Allstate brand homeowners premiums written decreased in 2008 compared to 2007. Contributing to the Allstate brand homeowners premiums written decrease in 2008 compared to 2007 were the following:

  –
  decrease in PIF due to lower new issued applications and policies available to renew
  –
  26.0% decrease in new issued applications to 594 thousand in 2008 from 803 thousand in 2007
  –
  increase in average gross premium in 2008 compared to 2007, primarily due to higher average renewal premiums related to increases in insured value and approved rate changes, including those taken for our net cost of reinsurance, partially offset by a shift in geographic mix as our catastrophe management actions reduce premiums written in areas with generally higher average gross premiums and state insurance department initiated rate decreases in California and Texas
  –
  increase in the renewal ratio in 2008 compared to 2007
  –
  decrease in the net cost of our catastrophe reinsurance program

       Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued. The following table shows the rate changes that were approved for homeowners during 2009 and 2008, including rate changes approved based on our net cost of reinsurance. The following table does not include rating plan enhancements, including the introduction of discounts and surcharges, that result in no change in the overall rate level in the state.

	# of States		Countrywide(%) (1)		State Specific(%) (2)(3)
	2009	2008	2009	2008	2009	2008
Allstate brand (4)(5)	40	35	8.4	(0.9)	10.7	(1.3)
Encompass brand (4)	36	26	4.4	4.2	5.9	7.0

(1)
Represents the impact in the states where rate changes were approved during 2009 and 2008, respectively, as a percentage of total countrywide prior year-end premiums written.
(2)
Represents the impact in the states where rate changes were approved during 2009 and 2008, respectively, as a percentage of its respective total prior year-end premiums written in those states.
(3)
Based on historical premiums written in those states, rate changes approved for homeowners totaled $534 million in 2009 compared to $(32) million in 2008.
(4)
Includes Washington D.C.
(5)
Excluding the impact of a 3.0% rate reduction in Texas and a 28.5% rate reduction in California related to resolutions reached in 2008, the Allstate brand homeowners rate change is 5.8% on a state specific basis and 3.2% on a countrywide basis in 2008.

       Underwriting results are shown in the following table.

($ in millions)	2009	2008	2007
Premiums written	$25,972	$26,584	$27,183

Premiums earned	$26,195	$26,967	$27,232
Claims and claims expense	(18,722)	(20,046)	(17,620)
Amortization of DAC	(3,789)	(3,975)	(4,121)
Other costs and expenses	(2,552)	(2,735)	(2,626)
Restructuring and related charges	(105)	(22)	(27)

Underwriting income	$1,027	$189	$2,838

Catastrophe losses	$2,069	$3,342	$1,409

Underwriting income (loss) by line of business
Standard auto (1)	$987	$1,247	$1,665
Non-standard auto	76	136	264
Homeowners	(125)	(1,175)	571
Other personal lines (1)	89	(19)	338

Underwriting income	$1,027	$189	$2,838

Underwriting income (loss) by brand
Allstate brand	$1,022	$220	$2,634
Encompass brand	5	(31)	204

Underwriting income	$1,027	$189	$2,838

(1)
During 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies' premiums and losses.

       Allstate Protection experienced underwriting income of $1.03 billion during 2009 compared to $189 million in 2008 primarily due to decreases in homeowners underwriting loss, partially offset by decreases in standard auto underwriting income. Homeowners underwriting loss decreased 89.4% to an underwriting loss of $125 million in 2009 from an underwriting loss of $1.18 billion in 2008, primarily due to lower catastrophes losses, partially offset by increases in homeowner claim frequency and claim severities excluding catastrophes. Standard auto underwriting income decreased 20.9% to $987 million in 2009 from $1.25 billion in 2008, primarily due to increases in auto claim frequency and lower premiums earned. Current year claim severity expectations continue to be consistent with relevant indices for the bodily injury coverages while physical damage coverages were generally lower than the relevant indices.

       Allstate Protection experienced underwriting income of $189 million during 2008 compared to $2.84 billion in 2007. The decrease was primarily due to increased catastrophe losses, increases in auto severities, increases in homeowners loss frequencies and unfavorable prior year reserve reestimates in the current year compared to favorable prior year reserve reestimates in 2007, partially offset by favorable auto loss frequencies and higher standard auto average premium. For further discussion and quantification of the impact of reserve estimates and assumptions, see the Application of Critical Accounting Estimates and Property-Liability Claims and Claims Expense Reserves sections of the MD&A.

       Catastrophe losses in 2009 were $2.07 billion as detailed in the table below. This compares to catastrophe losses in 2008 of $3.34 billion.

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

       Catastrophe losses related to events that occurred by the size of the event are shown in the following table.

($ in millions)	2009
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
$100 million to $250 million	3	3.7%	$442	21.4%	1.7	$147
$50 million to $100 million	11	13.4	825	39.9	3.1	75
Less than $50 million	68	82.9	971	46.9	3.7	14

Total	82	100.0%	$2,238	108.2	8.5	27

Prior year reserve reestimates			(169)	(8.2)	(0.6)

Total catastrophe losses			$2,069	100.0%	7.9

       In the years 1995 through 2009, we incurred catastrophe losses of $23.70 billion related to 994 events. Of these total losses, 36.5% related to 10 events with losses greater than $250 million per event, 10.5% related to 16 events with losses between $100 million and $250 million per event, 13.7% related to 46 events with losses between $50 million and $100 million per event, and 39.3% related to 922 events with losses less than $50 million per event. Catastrophe losses in the period 2003 through 2009 amounted to $17.26 billion or 72.8% of the total losses. Catastrophe losses greater than $50 million in the period 2003 through 2009 amounted to 51 events and $12.35 billion or 52.1% of the total losses.

       Catastrophe losses incurred by the type of event are shown in the following table.

($ in millions)	2009		2008		2007
		Number of events		Number of events		Number of events
Hurricanes/Tropical storms	$48	1	$1,381	5	$9	3
Tornadoes	384	4	628	19	258	16
Wind/Hail	1,561	67	960	81	542	60
Wildfires	83	5	169	9	350	3
Other events	162	5	79	9	123	9

Prior year reserve reestimates	(169)		125		127

Total catastrophe losses	$2,069	82	$3,342	123	$1,409	91

       Combined ratio    Loss ratios are a measure of profitability. Loss ratios by product, and expense and combined ratios by brand, are shown in the following table. These ratios are defined in the Property-Liability Operations section of the MD&A.

	Loss ratio (2)			Effect of catastrophe losses on the loss ratio			Effect of pre-tax reserves reestimates on the combined ratio
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Allstate brand loss ratio:
Standard auto	69.3	68.1	65.8	1.2	1.5	0.6	(0.3)	0.1	(1.1)
Non-standard auto	67.1	62.3	54.9	0.7	0.9	0.2	(1.6)	(0.1)	(7.1)
Homeowners	79.6	96.3	66.5	29.0	46.5	19.5	(2.6)	2.1	2.2
Other personal lines	67.3	69.3	60.4	7.0	10.6	5.0	3.5	0.6	(0.9)
Total Allstate brand loss ratio	71.4	74.4	64.9	8.1	12.6	5.3	(0.5)	0.6	(0.7)
Allstate brand expense ratio	24.5	24.7	24.7

Allstate brand combined ratio	95.9	99.1	89.6

Encompass brand loss ratio:
Standard auto (1)	75.4	66.3	64.2	0.3	0.9	0.4	0.7	(4.2)	(3.4)
Non-standard auto	74.1	88.9	75.0	—	—	—	(11.1)	—	(6.6)
Homeowners	66.0	76.4	54.6	14.6	27.8	12.0	(4.3)	0.4	(1.6)
Other personal lines (1)	75.9	112.9	61.8	1.9	8.9	2.2	5.6	33.1	—
Total Encompass brand loss ratio	72.6	73.0	61.6	4.7	9.1	3.9	(0.7)	(0.2)	(2.8)
Encompass brand expense ratio	27.1	28.8	27.6

Encompass brand combined ratio	99.7	101.8	89.2

Allstate Protection loss ratio	71.5	74.3	64.7	7.9	12.4	5.2	(0.5)	0.6	(0.8)
Allstate Protection expense ratio	24.6	25.0	24.9

Allstate Protection combined ratio	96.1	99.3	89.6

(1)
During 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies' premiums and losses.
(2)
Ratios are calculated using the premiums earned for the respective line of business.

       Standard auto loss ratio for the Allstate brand increased 1.2 points in 2009 compared to 2008 due to higher claim frequencies. In 2009, claim frequencies in the physical damage and bodily injury coverages have returned to historical norms following exceptionally low levels in 2008. Bodily injury severity results increased in line with historical Consumer Price Index ("CPI") trends. Claims severity decreased in 2009 for the physical damage coverages, partially offsetting the increased frequencies. Standard auto loss ratio for the Allstate brand increased 2.3 points in 2008 compared to 2007 due to increased catastrophe losses, unfavorable reserve reestimates in the current year compared to favorable reserve reestimates in the prior year and higher claim severities, partially offset by lower claim frequencies. Excluding catastrophes, the 2008 underlying inflationary increase in severity was in part offset by declines in frequency, reflecting a continuation of a long-term decline in frequency and a decrease in miles driven.

       Non-standard auto loss ratio for the Allstate brand increased 4.8 points in 2009 compared to 2008 due to higher claim frequencies. Claim frequencies increased for both physical damage and casualty coverages in 2009 compared to 2008. Bodily injury severity results increased in line with historical CPI trends. Claims severity decreased in 2009 for the physical damage coverages, partially offsetting the increased frequencies. Non-standard auto loss ratio for the Allstate brand increased 7.4 points in 2008 compared to 2007 due to lower favorable reserve reestimates related to prior years, increased catastrophe losses and higher claim severities, partially offset by lower claim frequencies.

       Homeowners loss ratio for the Allstate brand decreased 16.7 points to 79.6 in 2009 from 96.3 in 2008 due to lower catastrophe losses, partially offset by higher frequencies excluding catastrophes and severities. Frequencies excluding catastrophes increased in 2009 compared to 2008, in part, due to inclement weather in 2009, including an increase in freeze related claims, driven by winter weather in the first quarter of 2009. Theft claims also drove part of the increase in frequencies in 2009 compared to 2008. In 2009, homeowner claims severity, excluding catastrophes, increased compared to 2008. Homeowners loss ratio for the Allstate brand increased 29.8 points to 96.3 in 2008 from 66.5 in 2007 due to higher catastrophe losses.

       Expense ratio for Allstate Protection decreased 0.4 points in 2009 compared to 2008. Restructuring costs increased 0.3 points over prior year, driven by claim office consolidations, reorganization of Business Insurance and technology prioritization and efficiency efforts. Excluding restructuring, the expense ratio for Allstate Protection decreased 0.7 points in 2009 compared to 2008. The impact of lower earned premium was offset by improved operational efficiencies and more focused spending, particularly on technology, and decreases in the net cost of benefits due to favorable investment results. The expense ratio for Allstate Protection increased 0.1 points in 2008 compared to 2007 primarily due to lower earned premiums, increases in the net cost of benefits due to unfavorable investment results, and charges for the write-off of capitalized computer software.

       The impact of specific costs and expenses on the expense ratio are included in the following tables.

	Allstate brand			Encompass brand			Allstate Protection
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Amortization of DAC	14.2	14.4	14.8	18.5	19.9	20.1	14.5	14.7	15.1
Other costs and expenses	9.9	10.2	9.8	8.3	8.9	7.5	9.7	10.2	9.7
Restructuring and related charges	0.4	0.1	0.1	0.3	—	—	0.4	0.1	0.1

Total expense ratio	24.5	24.7	24.7	27.1	28.8	27.6	24.6	25.0	24.9

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

($ in millions)	Allstate brand		Encompass brand		Allstate Protection
	2009	2008	2009	2008	2009	2008
Standard auto	$542	$544	$68	$87	$610	$631
Non-standard auto	35	36	—	1	35	37
Homeowners	426	420	42	49	468	469
Other personal lines	290	307	7	9	297	316

Total DAC	$1,293	$1,307	$117	$146	$1,410	$1,453

Catastrophe management

       Historical catastrophe experience    Since the beginning of 1992, the average annual impact of catastrophes on our Property-Liability loss ratio was 7.5 points. However, this average does not reflect the impact of some of the more significant actions we have taken to limit our catastrophe exposure. Consequently, it is useful to consider the impact of catastrophes after excluding losses that are now partially or substantially covered by the California Earthquake Authority ("CEA"), the Florida Hurricane Catastrophe Fund ("FHCF") or placed with a third party, such as hurricane coverage in Hawaii. The average annual impact of all catastrophes, excluding losses from Hurricanes Andrew and Iniki and losses from California earthquakes, on our Property-Liability loss ratio was 6.3 points since the beginning of 1992.

       Comparatively, the average annual impact of catastrophes on the homeowners loss ratio for the years 1992 through 2009 is shown in the following table.

	Average annual impact of catastrophes on the homeowners loss ratio	Average annual impact of catastrophes on the homeowners loss ratio excluding losses from hurricanes Andrew and Iniki, and losses from California earthquakes
Florida	99.7	48.2
Other hurricane exposure states	28.4	28.2
Total hurricane exposure states	34.4	29.9
All other	22.9	17.8
Total	29.1	24.3

       Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes. Limitations include our participation in various state facilities, such as the CEA, which provides insurance for California earthquake losses; the FHCF, which provides reimbursements to participating insurers for certain qualifying Florida hurricane losses; and other state facilities, such as wind pools. However, the impact of these actions may be diminished by the growth in insured values, and the effect of state insurance laws and regulations. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation in these and other state facilities such as wind pools, we may be exposed to losses that surpass the capitalization of these facilities and/or to assessments from these facilities.

       We continue to take actions to maintain an appropriate level of exposure to catastrophic events, including the following:

  •
  We have increased our utilization of wind storm pools. For example, in Texas we are ceding significant wind exposure related to insured property located in wind pool eligible areas along the coast including the Galveston Islands.
  •
  We have ceased writing new homeowners business in California. We will continue to renew current policyholders and have a renewal ratio of approximately 92% in California.
  •
  Encompass Floridian Insurance Company and Encompass Floridian Indemnity Company filed a formal notification with the Florida Office of Insurance Regulation to discontinue providing property insurance in the State of Florida.
  •
  We ceased offering renewals on certain homeowners insurance policies in New York in certain down-state geographical locations. The level of non-renewals in New York is limited by state statute.

Hurricanes

       We consider the greatest areas of potential catastrophe losses due to hurricanes generally to be major metropolitan centers in counties along the eastern and gulf coasts of the United States. Usually, the average premium on a property policy near these coasts is greater than in other areas. However, average premiums are not considered commensurate with the inherent risk of loss. In addition and as explained in Note 13 of the consolidated financial statements, in various states Allstate is subject to assessments from assigned risk plans, reinsurance facilities and joint underwriting associations providing insurance for wind related property losses.

       We have addressed our risk of hurricane loss by, among other actions, purchasing reinsurance for specific states and on a countrywide basis for our personal lines property insurance in areas most exposed to hurricanes (for further information on our reinsurance program see the Property-Liability Claims and Claims Expense Reserves section of the MD&A); limiting personal homeowners new business writings in coastal areas in southern and eastern states; and not offering continuing coverage on certain policies in coastal counties in certain states. Our actions are expected to continue during 2010 in northeastern and certain other hurricane prone states.

Earthquakes

       Actions taken to reduce our exposure from earthquake coverage are substantially complete. These actions included purchasing reinsurance on a countrywide basis and in the state of Kentucky; no longer offering new optional earthquake coverage in most states; removing optional earthquake coverage upon renewal in most states; and entering into arrangements in many states to make earthquake coverage available through other insurers for new and renewal business.

       We expect to retain approximately 40,000 PIF with earthquake coverage due to regulatory and other reasons. We also will continue to have exposure to earthquake risk on certain policies that do not specifically exclude coverage for earthquake losses, including our auto policies, and to fires following earthquakes. Allstate policyholders in the state of California are offered coverage through the CEA, a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage. Allstate is subject to assessments from the CEA under certain circumstances as explained in Note 13 of the consolidated financial statements.

Fires Following Earthquakes

       Actions taken related to our risk of loss from fires following earthquakes include changing homeowners underwriting requirements in California and purchasing additional reinsurance on a countrywide basis excluding Florida and on a statewide basis in California and Kentucky.

Wildfires

       Actions we are taking to reduce our risk of loss from wildfires include changing homeowners underwriting requirements in certain states and including California wildfire losses in our aggregate excess reinsurance agreement and in our state specific California program. Catastrophe losses related to the Southern California wildfires that occurred during 2009, 2008 and 2007 totaled $76 million, $166 million and $350 million, respectively.

Reinsurance

       A description of our current catastrophe reinsurance program and program changes as of June 1, 2010 appears in the catastrophe reinsurance section of this document.

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

       Summarized underwriting results for the years ended December 31, are presented in the following table.

($ in millions)	2009	2008	2007
Premiums written	$(1)	$—	$—

Premiums earned	$(1)	$—	$1
Claims and claims expense	(24)	(18)	(47)
Operating costs and expenses	(7)	(7)	(8)

Underwriting loss	$(32)	$(25)	$(54)

       Underwriting losses of $32 million in 2009 were primarily related to a $13 million unfavorable reestimate of environmental reserves and a $28 million unfavorable reestimate of other reserves, partially offset by an $8 million favorable reestimate of asbestos reserves, primarily as a result of our annual third quarter 2009 review using established industry and actuarial "grounds up" best practices. Additionally, the allowance for future uncollectible reinsurance decreased $23 million, primarily as a result of significant commutation activity related to three reinsurers. The cost of administering claims settlements totaled $13 million for both the years ended December 31, 2009 and 2008 and $14 million for the year ended December 31, 2007.

       Underwriting losses of $25 million in 2008 primarily related to an $8 million unfavorable reestimate of asbestos reserves and a $13 million unfavorable reestimate of other reserves as a result of the annual third quarter 2008 grounds up reserve review, partially offset by a $16 million reduction of our allowance for future uncollectible reinsurance.

       Underwriting loss of $54 million in 2007 primarily related to a $63 million unfavorable reestimate of environmental reserves and a $6 million unfavorable reestimate of asbestos reserves as a result of the annual third quarter 2007 grounds up reserve review, partially offset by a $46 million reduction in the allowance for uncollectible reinsurance related to Equitas Limited's improved financial position as a result of its reinsurance coverage with National Indemnity Company.

       See the Property-Liability Claims and Claims Expense Reserves section of the MD&A for a more detailed discussion.

Discontinued Lines and Coverages outlook

  •
  We may continue to experience asbestos and/or environmental losses in the future. These losses could be due to the potential adverse impact of new information relating to new and additional claims or the impact of resolving unsettled claims based on unanticipated events such as litigation or legislative, judicial and regulatory actions. Environmental losses may also increase as the result of additional funding for environmental site cleanup from the new federal government administration. Because of our annual grounds up review, we believe that our reserves are appropriately established based on available information, technology, laws and regulations.

  •
  We continue to be encouraged that the pace of industry asbestos claim activity has slowed, perhaps reflecting various state legislative and judicial actions with respect to medical criteria and increased legal scrutiny of the legitimacy of claims.

PROPERTY-LIABILITY INVESTMENT RESULTS

       Net investment income decreased 20.7% or $346 million to $1.33 billion in 2009 compared to $1.67 billion in 2008, after decreasing 15.1% in 2008 compared to 2007. The 2009 decrease was primarily due to reduced portfolio yields, actions to shorten duration and maintain additional liquidity in the portfolio, lower average investment balances and capital contributions to Allstate Life Insurance Company ("ALIC"). The 2008 decrease was due to decreased partnership income and lower average asset balances reflecting dividends paid by Allstate Insurance Company ("AIC") to its parent, The Allstate Corporation (the "Corporation") and capital contributions to ALIC and reduced portfolio yields.

       The following table presents the average pre-tax investment yields for the year ended December 31.

	2009 (1)(2)	2008 (1)(2)	2007 (1)(2)
Fixed income securities: tax-exempt	5.1%	5.1%	5.1%
Fixed income securities: tax-exempt equivalent	7.4	7.4	7.4
Fixed income securities: taxable	4.1	5.6	5.5
Equity securities	2.1	3.0	2.7
Mortgage loans	4.7	6.1	5.6
Limited partnership interests (3)	0.6	2.3	16.0
Total portfolio	4.1	4.8	5.4

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

       Net realized capital gains and losses are presented in the following table.

($ in millions)	2009	2008	2007
Impairment write-downs	$(534)	$(638)	$(44)
Change in intent write-downs	(89)	(501)	(54)

Net other-than-temporary impairment losses recognized in earnings	(623)	(1,139)	(98)
Sales	611	(635)	1,396
Valuation of derivative instruments	52	(296)	(15)
Settlements of derivative instruments	(203)	289	133
EMA LP income	(5)	(77)	—

Realized capital gains and losses, pre-tax	(168)	(1,858)	1,416
Income tax (expense) benefit (1)	(54)	649	(501)

Realized capital gains and losses, after-tax	$(222)	$(1,209)	$915

(1)
Income tax expense for the year ended December 31, 2009 includes expense of $112 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009. This valuation allowance was released in connection with the adoption of accounting guidance for the recognition of other-than-temporary impairments of fixed income securities ("new OTTI accounting guidance") on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense. For a further discussion of changes in this valuation allowance, see the Deferred Taxes section of the MD&A.

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

       The facts and circumstances leading to our quarterly reestimates of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are likely different than that predicted by the estimated development factors used in prior reserve estimates. At December 31, 2009, the impact of a reserve reestimation corresponding to a one percent increase or decrease in net reserves would be a decrease or increase of approximately $110 million in net income.

       The table below shows total net reserves as of December 31 for Allstate brand, Encompass brand and Discontinued Lines and Coverages lines of business.

($ in millions)	2009	2008	2007
Allstate brand	$14,123	$14,118	$13,456
Encompass brand	1,027	1,133	1,129

Total Allstate Protection	15,150	15,251	14,585
Discontinued Lines and Coverages	1,878	1,931	2,075

Total Property-Liability	$17,028	$17,182	$16,660

       The tables below shows reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2009, 2008 and 2007, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2009	2008	2007
Allstate brand	$14,118	$13,456	$13,220
Encompass brand	1,133	1,129	1,236

Total Allstate Protection	15,251	14,585	14,456
Discontinued Lines and Coverages	1,931	2,075	2,154

Total Property-Liability	$17,182	$16,660	$16,610

($ in millions, except ratios)	2009		2008		2007
	Reserve reestimate (1)	Effect on combined ratio	Reserve reestimate (1)	Effect on combined ratio	Reserve reestimate (1)	Effect on combined ratio
Allstate brand	$(126)	(0.5)	$155	0.6	$(167)	(0.6)
Encompass brand	(10)	—	(3)	—	(52)	(0.2)

Total Allstate Protection	(136)	(0.5)	152	0.6	(219)	(0.8)
Discontinued Lines and Coverages	24	0.1	18	0.1	47	0.2

Total Property-Liability	$(112)	(0.4)	$170	0.7	$(172)	(0.6)

Reserve reestimates, after-tax	$(73)		$111		$(112)

Net income (loss)	$854		$(1,679)		$4,636

Reserve reestimates as a % of net income (loss)	8.5%		(6.6)%		2.4%

(1)
Favorable reserve reestimates are shown in parentheses.

Allstate Protection

       The tables below shows Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2009, 2008 and 2007, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2009	2008	2007
Auto	$10,220	$10,175	$9,995
Homeowners	2,824	2,279	2,226
Other personal lines	2,207	2,131	2,235

Total Allstate Protection	$15,251	$14,585	$14,456

($ in millions, except ratios)
	2009		2008		2007
	Reserve reestimate (1)	Effect on combined ratio	Reserve reestimate (1)	Effect on combined ratio	Reserve reestimate (1)	Effect on combined ratio
Auto	$(57)	(0.2)	$(27)	(0.1)	$(311)	(1.1)
Homeowners	(168)	(0.6)	124	0.5	115	0.4
Other personal lines	89	0.3	55	0.2	(23)	(0.1)

Total Allstate Protection	$(136)	(0.5)	$152	0.6	$(219)	(0.8)

Underwriting income	$1,027		$189		$2,838

Reserve reestimates as a % of underwriting income	13.2%		(80.4)%		7.7%

(1)
Favorable reserve reestimates are shown in parentheses.

       Auto reserve reestimates in 2009 were primarily the result of auto severity development that was better than expected. Auto reserve reestimates in 2008 were primarily the result of a $45 million reclassification of IBNR losses from standard auto to other personal lines to be consistent with the recording of excess liability policies' premiums and losses. Auto reserve reestimates in 2007 were primarily the result of auto severity development that was better than expected.

       Favorable homeowners reserve reestimates in 2009 were primarily due to favorable reserve reestimates from Hurricanes Ike and Gustav and a catastrophe related subrogation recovery. Unfavorable homeowners reserve reestimates in 2008 were primarily due to litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina. Unfavorable homeowners reserve reestimates in 2007 were primarily due to catastrophe reserve reestimates attributable to increased claim expense reserves primarily for 2005 events and increased loss reserves including reopened claims arising from litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina.

       Other personal lines reserve reestimates in 2009 were primarily the result of loss development different than anticipated in previous estimates. Other personal lines reserve reestimates in 2008 were primarily the result of a $45 million reclassification of IBNR losses from standard auto to other personal lines to be consistent with the recording of excess liability policies' premiums and losses. Other personal lines reserve reestimates in 2007 were primarily the result of claim severity development different than anticipated in previous estimates.

       Pending, new and closed claims for Allstate Protection, for the years ended December 31, are summarized in the following table.

Number of claims	2009	2008	2007
Auto
Pending, beginning of year	566,394	551,598	522,544
New	5,482,941	5,323,072	5,450,438
Total closed	(5,508,911)	(5,308,276)	(5,421,384)

Pending, end of year	540,424	566,394	551,598

Homeowners
Pending, beginning of year	74,772	80,229	72,988
New	997,954	1,242,007	805,461
Total closed	(1,013,041)	(1,247,464)	(798,220)

Pending, end of year	59,685	74,772	80,229

Other personal lines
Pending, beginning of year	41,001	39,951	42,254
New	278,978	301,363	270,962
Total closed	(283,442)	(300,313)	(273,265)

Pending, end of year	36,537	41,001	39,951

Total Allstate Protection
Pending, beginning of year	682,167	671,778	637,786
New	6,759,873	6,866,442	6,526,861
Total closed	(6,805,394)	(6,856,053)	(6,492,869)

Pending, end of year	636,646	682,167	671,778

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

2009 Prior year reserve reestimates

($ in millions)	1999 & prior	2000	2001	2002	2003	2004	2005	2006	2007	2008	Total
Allstate brand	$247	$46	$58	$44	$37	$85	$74	$(149)	$(151)	$(417)	$(126)
Encompass brand	—	3	1	3	6	5	10	8	(7)	(39)	(10)

Total Allstate Protection	247	49	59	47	43	90	84	(141)	(158)	(456)	(136)
Discontinued Lines and Coverages	24	—	—	—	—	—	—	—	—	—	24

Total Property-Liability	$271	$49	$59	$47	$43	$90	$84	$(141)	$(158)	$(456)	$(112)

2008 Prior year reserve reestimates

($ in millions)	1998 & prior	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total
Allstate brand	$56	$(7)	$9	$34	$1	$(5)	$13	$152	$(71)	$(27)	$155
Encompass brand	2	—	2	(1)	2	1	(1)	10	(20)	2	(3)

Total Allstate Protection	58	(7)	11	33	3	(4)	12	162	(91)	(25)	152
Discontinued Lines and Coverages	18	—	—	—	—	—	—	—	—	—	18

Total Property-Liability	$76	$(7)	$11	$33	$3	$(4)	$12	$162	$(91)	$(25)	$170

2007 Prior year reserve reestimates

($ in millions)	1997 & prior	1998	1999	2000	2001	2002	2003	2004	2005	2006	Total
Allstate brand	$103	$—	$10	$16	$(5)	$15	$5	$(10)	$(225)	$(76)	$(167)
Encompass brand	—	—	(1)	(4)	—	3	6	(4)	(39)	(13)	(52)

Total Allstate Protection	103	—	9	12	(5)	18	11	(14)	(264)	(89)	(219)
Discontinued Lines and Coverages	47	—	—	—	—	—	—	—	—	—	47

Total Property-Liability	$150	$—	$9	$12	$(5)	$18	$11	$(14)	$(264)	$(89)	$(172)

       Allstate brand prior year reserve reestimates were $126 million favorable in 2009, $155 million unfavorable in 2008 and $167 million favorable in 2007, respectively. In 2009, this was primarily due to favorable reserve reestimates from Hurricanes Ike and Gustav and a catastrophe related subrogation recovery. The shift of reserves to older accident years is attributable to a reallocation of reserves related to employee postretirement benefits to more accident years, and a reclassification of injury and 2008 non-injury reserves to older years. In 2008, this was primarily due to litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina. In 2007, this was primarily due to auto severity development that was better than expected, partially offset by unfavorable reserve reestimates of catastrophe losses.

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

       The impact of these reestimates on the Allstate brand underwriting income is shown in the table below.

($ in millions)	2009	2008	2007
Reserve reestimates (1)	$(126)	$155	$(167)
Allstate brand underwriting income	1,022	220	2,634
Reserve reestimates as a % of underwriting income	12.3%	(70.5)%	6.3%

(1)
Favorable reserve reestimates are shown in parentheses.

       Encompass brand    Reserve reestimates in 2009, 2008 and 2007 were related to lower than anticipated claim settlement costs.

       The impact of these reestimates on the Encompass brand underwriting (loss) income is shown in the table below.

($ in millions)	2009	2008	2007
Reserve reestimates (1)	$(10)	$(3)	$(52)
Encompass brand underwriting income (loss)	5	(31)	204
Reserve reestimates as a % of underwriting income (loss)	200.0%	9.7%	25.5%

(1)
Favorable reserve reestimates are shown in parentheses.

       Discontinued Lines and Coverages    We conduct an annual review in the third quarter of each year to evaluate and establish asbestos, environmental and other discontinued lines reserves. Reserves are recorded in the reporting period in which they are determined. Using established industry and actuarial best practices and assuming no change in the regulatory or economic environment, this detailed and comprehensive grounds up methodology determines reserves based on assessments of the characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by policyholders.

       Reserve reestimates for the Discontinued Lines and Coverages, as shown in the table below, were increased primarily for other discontinued lines in both 2009 and 2008, and environmental in 2007.

($ in millions)	2009		2008		2007
	January 1 reserves	Reserve reestimate (1)	January 1 reserves	Reserve reestimate (1)	January 1 reserves	Reserve reestimate (1)
Asbestos Claims	$1,228	$(8)	$1,302	$8	$1,375	$17
Environmental Claims	195	13	232	—	194	63
Other Discontinued Lines	508	19	541	10	585	(33)

Total Discontinued Lines and coverages	$1,931	$24	$2,075	$18	$2,154	$47

Underwriting loss		$(32)		$(25)		$(54)

Reserve reestimates as a % of underwriting loss		(75.0)%		(72.0)%		(87.0)%

(1)
Favorable reserve reestimates are shown in parentheses.

       Asbestos reserves reestimates in 2009 were $8 million favorable. Reserve additions for asbestos in 2008 and 2007, totaling $8 million and $17 million, respectively, were primarily for products-related coverage. For 2008 and 2007, they were essentially a result of a continuing level of increased claim activity being reported by excess and primary insurance policyholders with existing active claims, excess policyholders with new claims, and reestimates of liabilities for increased assumed reinsurance cessions, as ceding companies (other insurance carriers) also experienced increased claim activity. Higher claim activity over prior estimates has also resulted in an increased estimate for future claims reported. These trends are consistent with the trends of other carriers in the industry, which we believe are related to increased publicity and awareness of coverage, ongoing litigation and bankruptcy actions. The 2007 asbestos reserve addition also includes the write-off of uncollectible reinsurance for a single foreign reinsurer.

       The reserve additions for environmental in 2009 were primarily related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up were more fully determined. Normal environmental claim activity resulted in essentially no change in estimated reserves for 2008. The reserve additions for environmental in 2007 were for increased claim activity related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up have been more fully determined. This increased claim activity over prior estimates has also resulted in an increased estimate for future claims reported. IBNR now represents 65% of total net environmental reserves, 2 points higher than at December 31, 2008.

       The table below summarizes reserves and claim activity for asbestos and environmental claims before (Gross) and after (Net) the effects of reinsurance for the past three years.

($ in millions, except ratios)	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,933	$1,228	$2,053	$1,302	$2,198	$1,375
Incurred claims and claims expense	(3)	(8)	4	8	12	17
Claims and claims expense paid	(150)	(40)	(124)	(82)	(157)	(90)

Ending reserves	$1,780	$1,180	$1,933	$1,228	$2,053	$1,302

Annual survival ratio	11.9	11.5	15.4	15.1	13.1	14.5

3-year survival ratio	12.4	12.9	13.4	14.4	8.5	9.7

Environmental claims
Beginning reserves	$250	$195	$340	$232	$249	$194
Incurred claims and claims expense	16	13	(34)	—	120	63
Claims and claims expense paid	(19)	(10)	(56)	(37)	(29)	(25)

Ending reserves	$247	$198	$250	$195	$340	$232

Annual survival ratio	12.7	12.1	4.5	5.2	11.7	9.4

3-year survival ratio	7.1	7.5	6.8	7.0	11.8	9.3

Combined environmental and asbestos claims
Annual survival ratio	12.0	11.6	12.1	12.0	12.9	13.4

3-year survival ratio	11.4	11.7	12.1	12.6	8.8	9.6

Percentage of IBNR in ending reserves		62.3%		63.8%		63.2%

       The survival ratio is calculated by taking our ending reserves divided by payments made during the year. This is a commonly used but extremely simplistic and imprecise approach to measuring the adequacy of asbestos and environmental reserve levels. Many factors, such as mix of business, level of coverage provided and settlement procedures have significant impacts on the amount of environmental and asbestos claims and claims expense reserves, claim payments and the resultant ratio. As payments result in corresponding reserve reductions, survival ratios can be expected to vary over time. The 2009 net survival ratios in the table above have been adjusted to remove the claims and claims expense paid of $63 million for asbestos and $7 million for environmental attributable to recent commutation activity related to three reinsurers.

       In 2009, the asbestos net 3-year survival ratio decreased due to lower reserve levels as the result of loss settlements. In 2008, the asbestos net 3-year survival ratio increased due to lower average annual payments. In 2009, the environmental net 3-year survival ratio increased due to lower average annual payments. In 2008, the environmental net 3-year survival ratio declined due to continuing claim payments.

       Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

($ in millions)	December 31, 2009			December 31, 2008			December 31, 2007
	Active policy- holders	Net reserves	% of reserves	Active policy- holders	Net reserves	% of reserves	Active policy- holders	Net reserves	% of reserves
Direct policyholders:
–Primary	51	$19	1%	54	$21	2%	52	$23	2%
–Excess	318	256	22	330	216	17	346	222	17

Total	369	275	23%	384	237	19%	398	245	19%

Assumed reinsurance		176	15		205	17		216	16
IBNR		729	62		786	64		841	65

Total net reserves		$1,180	100%		$1,228	100%		$1,302	100%

Total reserve additions		$(8)			$8			$17

       During the last three years, 61 direct primary and excess policyholders reported new claims, and claims of 79 policyholders were closed, decreasing the number of active policyholders by 18 during the period. The 18 decrease comprised (15) from 2009, (9) from 2008 and 6 from 2007. The decrease of 15 from 2009 included 20 new policyholders reporting new claims and the closing of 35 policyholders' claims.

       IBNR net reserves decreased by $57 million. At December 31, 2009 IBNR represented 62% of total net asbestos reserves, 2 points lower than at December 31, 2008. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.

       Pending, new, total closed and closed without payment claims for asbestos and environmental exposures for the years ended December 31, are summarized in the following table.

Number of claims	2009	2008	2007
Asbestos
Pending, beginning of year	8,780	9,256	9,175
New	814	601	876
Total closed	(1,342)	(1,077)	(795)

Pending, end of year	8,252	8,780	9,256

Closed without payment	469	800	364

Environmental
Pending, beginning of year	4,603	4,747	4,771
New	389	291	603
Total closed	(878)	(435)	(627)

Pending, end of year	4,114	4,603	4,747

Closed without payment	416	307	370

       Property-Liability reinsurance ceded    For Allstate Protection, we utilize reinsurance to reduce exposure to catastrophe risk and manage capital, and to support the required statutory surplus and the insurance financial strength ratings of certain subsidiaries such as Castle Key Insurance Company, formerly known as Allstate Floridian Insurance Company, and Allstate New Jersey Insurance Company. We purchase significant reinsurance where we believe the greatest benefit may be achieved relative to our aggregate countrywide exposure. The price and terms of reinsurance and the credit quality of the reinsurer are considered in the purchase process, along with whether the price can be appropriately reflected in the costs that are considered in setting future rates charged to policyholders. We also participate in various reinsurance mechanisms, including industry pools and facilities, which are backed by the financial resources of the property-liability insurance company market participants, and have historically purchased reinsurance to mitigate long-tail liability lines, including environmental, asbestos and other discontinued lines exposures. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

       The impacts of reinsurance on our reserve for claims and claims expense at December 31 are summarized in the following table, net of allowances we have established for uncollectible amounts.

($ in millions)	Reserve for Property-Liability insurance claims and claims expense		Reinsurance recoverables, net
	2009	2008	2009	2008
Industry pools and facilities	$2,000	$2,012	$1,408	$1,442
Asbestos and environmental	2,027	2,183	683	795
Other including allowance for future uncollectible reinsurance recoverables	15,140	15,261	121	116

Total Property-Liability	$19,167	$19,456	$2,212	$2,353

       Reinsurance recoverables include an estimate of the amount of property-liability insurance claims and claims expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. We calculate our ceded reinsurance estimate based on the terms of each applicable reinsurance agreement, including an estimate of how IBNR losses will ultimately be ceded under the agreement. We also consider other limitations and coverage exclusions under our reinsurance agreements. Accordingly, our estimate of reinsurance recoverables is subject to similar risks and uncertainties as our estimate of reserve for property-liability claims and claims expense. We believe the recoverables are appropriately established; however, as our underlying reserves continue to develop, the amount ultimately recoverable may vary from amounts currently recorded. We regularly evaluate the reinsurers and the respective amounts recoverable, and a provision for uncollectible reinsurance is recorded if needed. The establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance is also an inherently uncertain process involving estimates. Changes in estimates could result in additional changes to the Consolidated Statements of Operations.

       The allowance for uncollectible reinsurance relates to Discontinued Lines and Coverages reinsurance recoverables and was $142 million and $168 million at December 31, 2009 and 2008, respectively. These amounts represent 16.2% and 16.9%, respectively, of the related reinsurance recoverable balances. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. In addition, in the ordinary course of business, we may become involved in coverage disputes with certain of our reinsurers which may ultimately result in lawsuits and arbitrations brought by or against such reinsurers to determine the parties' rights and obligations under the various reinsurance agreements. We employ dedicated specialists to manage reinsurance collections and disputes. We also consider recent developments in commutation activity between reinsurers and cedants, and recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers in seeking to maximize our reinsurance recoveries.

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

       The largest reinsurance recoverable balances are shown in the following table at December 31, net of the allowance we have established for uncollectible amounts.

($ in millions)	A.M. Best financial strength rating (1)	Reinsurance recoverable on paid and unpaid claims, net
		2009	2008
Industry pools and facilities
Michigan Catastrophic Claim Association ("MCCA")	N/A	$1,173	$1,108
New Jersey Unsatisfied Claim and Judgment Fund	N/A	66	84
North Carolina Reinsurance Facility	N/A	60	63
FHCF	N/A	53	36
National Flood Insurance Program ("NFIP")	N/A	43	138
Other		13	13

Total		1,408	1,442

Asbestos, Environmental and Other
Lloyd's of London ("Lloyd's")	A	190	227
Westport Insurance Corporation (formerly Employers Reinsurance Corporation)	A	77	81
New England Reinsurance Corporation	NR	37	21
Clearwater Insurance Company	A-	34	39
R&Q Reinsurance Company	NR	28	17
Other, including allowance for future uncollectible reinsurance recoverables		438	526

Total		804	911

Total Property-Liability		$2,212	$2,353

(1)
N/A and NR reflect not applicable and not rated, respectively.

       The effects of reinsurance ceded on our property-liability premiums earned and claims and claims expense for the years ended December 31, are summarized in the following table.

($ in millions)	2009	2008	2007
Ceded property-liability premiums earned	$1,056	$1,139	$1,356

Ceded property-liability claims and claims expense
Industry pool and facilities
FHCF	$47	$28	$22
NFIP	111	344	65
MCCA	133	148	60
Other	59	60	72

Subtotal industry pools and facilities	350	580	219
Asbestos, Environmental and Other	65	40	151

Ceded property-liability claims and claims expense	$415	$620	$370

       For the years ended December 31, 2009 and 2008, ceded property-liability premiums earned decreased $83 million and $217 million, respectively, when compared to prior years, primarily as a result of favorable market conditions which were reflected in our catastrophe reinsurance pricing.

       Ceded property-liability claims and claims expense decreased in 2009 primarily due to amounts ceded to NFIP. Ceded property-liability claims and claims expense increased in 2008 primarily due to amounts ceded to NFIP and

MCCA. For further discussion, see the Discontinued Lines and Coverages Segment and Property-Liability Claims and Claims Expense Reserves sections of the MD&A.

       For a detailed description of the MCCA, FHCF and Lloyd's, see Note 9 of the consolidated financial statements. At December 31, 2009, other than the recoverable balances listed above, no other amount due or estimated to be due from any single Property-Liability reinsurer was in excess of $26 million.

       We enter into certain intercompany insurance and reinsurance transactions for the Property-Liability operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

       An affiliate of the company, Allstate Texas Lloyd's ("ATL"), a syndicate insurance company, cedes 100% of its business net of reinsurance with external parties to AIC. At December 31, 2009 and 2008, ATL had $32 million and $66 million, respectively, of reinsurance recoverable primarily related to losses incurred from Hurricane Ike which occurred in 2008.

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

       A description of our catastrophe reinsurance treaties, most of which are placed on a multi-year basis, that reinsure Allstate Protection personal lines property excess catastrophe losses in geographic regions or single states and provide reinsurance for specific perils follows:

  •
  Aggregate excess agreement comprising three contracts (two contracts effective June 1, 2008 to May 31, 2010 and one contract effective June 1, 2009 to May 31, 2011) providing coverage for Allstate Protection personal lines auto and property business countrywide, except for Florida. The contracts cover losses from storms named or numbered by the National Weather Service, fires following earthquakes, and California wildfires in excess of $2.00 billion in aggregated losses per contract year. The contract expiring May 31, 2011 represents 47.5% of the placement with the Company retaining the option in 2010 to place up to the entire $2.00 billion limit of this contract. For the contract term June 1, 2009 to May 31, 2010, the Company retains 5% of the $2.00 billion reinsurance limit.

  For the June 1, 2009 to May 31, 2011 term, the Company's multi-peril, South-East, North-East, Texas, California fires following earthquakes and Kentucky agreements are deemed in place, and losses recoverable under these agreements, if any, are excluded when determining coverage under this agreement.

  Effective June 1, 2010, the two contracts expiring May 31, 2010 will be combined into one contract and renewed with a two year term contract effective June 1, 2010 to May 31, 2012 providing coverage for Allstate Protection personal lines auto and property business countrywide, except for Florida. The two contracts effective June 1, 2010 provide a $2.00 billion limit in excess of $2.00 billion in aggregated losses per contract year for losses from storms named or numbered by the National Weather Service, fires following earthquakes and California wildfires. For the term June 1, 2010 to May 31, 2011, the Company retains 5% of the $2.00 billion reinsurance limit.

  For the June 1, 2010 to May 31, 2012 contract, the Company's multi-peril, California fires following earthquakes, Texas, Kentucky, Gulf States and Atlantic States agreements are deemed in place, and losses recoverable under these agreements, if any, are excluded when determining coverage under this agreement.

  •
  Multi-year reinsurance treaties that cover Allstate-brand personal lines property excess catastrophe losses for multiple perils in Connecticut, Rhode Island, New Jersey, New York, Pennsylvania, North Carolina and Texas effective June 1, 2008 to May 31, 2012.

  Effective June 1, 2010, with the exception of the Texas agreement, the following agreements will be renewed.

  Connecticut and Rhode Island — The current agreement provides a $200 million limit in excess of a $200 million retention and is 80% placed. One contract providing one-third of the limit expires May 31, 2010 and will be replaced with a three year term contract effective June 1, 2010 to May 31, 2013. The two remaining contracts will continue in effect and expire May 31, 2011 and May 31, 2012, respectively. The limit for the contract effective June 1, 2010 will be $250 million. In addition, the placement will be increased to 95% to replace coverage previously provided by the North-East contract which expires June 8, 2010 and will not be replaced.

    New Jersey — The current agreement provides a $300 million limit in excess of a $200 million retention and is 95% placed. One contract providing one-third of the coverage expires May 31, 2010 and will be replaced with a three year term contract effective June 1, 2010 to May 31, 2013. The two remaining contracts will continue in effect and expire May 31, 2011 and May 31, 2012, respectively. The agreement effective June 1, 2010 to May 31, 2013 provides a $300 million limit in excess of a $200 million retention. For the term June 1, 2010 to May 31, 2011 the Company retains 5% of the $300 million reinsurance limit.

    New Jersey Excess — The current agreement provides a $200 million limit in excess of a $500 million retention and is 80% placed. The contract expiring May 31, 2010 will be replaced with a three year term contract effective June 1, 2010 to May 31, 2013. The remaining two contracts will continue in effect and expire May 31, 2011 and May 31, 2012, respectively. The agreement effective June 1, 2010 to May 31, 2013 provides a $200 million limit in excess of a $500 million retention. The June 1, 2010 placement will be increased to 95% to replace coverage previously provided by the North-East contract which expires June 8, 2010 and will not be replaced.

    New York — The current agreement provides a $1.00 billion limit in excess of a $750 million retention and is 80% placed. The contract expiring May 31, 2010 will be replaced with a three year term contract effective June 1, 2010 to May 31, 2013. The remaining two contracts will continue in effect and expire May 31, 2011 and May 31, 2012, respectively. The limit for the agreement effective June 1, 2010 will be $1.00 billion. The retention for the new contract effective June 1, 2010 will be $600 million. The June 1, 2010 placement will be increased to 95% to replace coverage previously provided by the North-East contract which expires June 8, 2010 and will not be replaced.

    Pennsylvania — The Pennsylvania agreement provides coverage for Allstate Protection personal lines property excess catastrophe losses for multi-perils and is effective June 1, 2009 through May 31, 2012. The current agreement provides a $100 million limit in excess of a $100 million retention and is 95% placed.

    North Carolina — The North Carolina agreement effective July 1, 2009 to June 30, 2010 provides a $150 million limit in excess of a $150 million retention for losses to Allstate Protection personal lines property excess catastrophe losses for multi-perils and is 95% placed. Upon its expiration, this agreement will not be replaced as its coverage will be included in the Atlantic States reinsurance contract discussed below.

    Texas — Effective May 31, 2010 the multi-peril Texas agreement will be cancelled as Texas will be included in a new Gulf States reinsurance agreement discussed below.

  •
  South-East — The current South-East agreement provides coverage for Allstate Protection personal lines property excess catastrophe losses for storms named or numbered by the National Weather Service in nine Atlantic and Gulf states (Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware, Louisiana, Mississippi and Alabama) and the District of Columbia. Effective June 1, 2010, the South-East agreement will be replaced with two new multi-year agreements.

  Gulf States — A new excess catastrophe reinsurance program will be placed effective June 1, 2010, providing coverage for storms named or numbered by the National Weather Service in the states of Texas, Louisiana, Mississippi and Alabama. The Gulf States program will provide a $500 million limit in excess of a $500 million retention with one-third of the coverage expiring May 31, 2011, May 31, 2012 and May 31, 2013, respectively. For the June 1, 2010 to May 31, 2011 term, the Company will retain 5% of the $500 million reinsurance limit.

  Atlantic States — A new excess catastrophe reinsurance program will be placed effective June 1, 2010, providing coverage for storms named or numbered by the National Weather Service in the states of Georgia, South Carolina, North Carolina, Virginia, Maryland and Delaware and the District of Columbia. The Atlantic States program will provide a $500 million limit in excess of a $500 million retention with one-third of the coverage expiring May 31, 2011, May 31, 2012 and May 31, 2013, respectively. For the June 1, 2010 to May 31, 2011 term, the Company will retain 5% of the $500 million reinsurance limit.

  •
  North-East — The North-East agreement provides additional hurricane coverage in the states of New York, New Jersey and Connecticut for Allstate Protection personal lines property and automobile excess catastrophe losses effective June 15, 2007 to June 8, 2010. Upon its expiration, the North-East agreement will not be replaced.

  •
  Texas — The Texas agreement provides additional hurricane coverage for Allstate Protection personal lines property excess catastrophe losses in the state of Texas effective June 18, 2008 to June 17, 2011.

  •
  California Fires Following Earthquakes — This agreement provides coverage for Allstate Protection personal lines property excess catastrophe losses for fires following earthquakes in California and is effective June 1, 2009 to May 31, 2012. The current agreement provides a $750 million limit in excess of a $750 million retention and is 95% placed. One contract providing one-third of the coverage expires May 31, 2010 and will be replaced with a new contract effective June 1, 2010 to May 31, 2013. The new contract will provide multi-peril coverage as opposed to fires following earthquake only coverage, with a $500 million limit in excess of a $500 million retention. The two remaining contracts will continue in effect and expire May 31, 2011 and May 31, 2012, respectively.

  •
  Kentucky — The Kentucky agreement provides coverage for Allstate Protection personal lines property excess catastrophe losses in the state for earthquakes and fires following earthquakes and is effective June 1, 2008 to May 31, 2011. The current agreement provides a $40 million limit in excess of a $10 million limit and is 95% placed.

  •
  Reinsurance treaties providing coverage for our separately capitalized legal entities in the State of Florida.

  Florida — Five separate agreements are in place providing coverage for Castle Key Insurance Company and its subsidiaries ("Castle Key"), for personal lines property excess catastrophe losses in Florida. The agreements coordinate coverage with our participation in the FHCF and are effective June 1, 2009 to May 31, 2010. We expect to complete our Florida placement in the second quarter 2010.

       We estimate that the total annualized cost of all catastrophe reinsurance programs for the year beginning June 1, 2010 will be approximately $580 million or $145 million per quarter, compared to $640 million annualized cost for the year beginning June 1, 2009. The total cost of our reinsurance programs during 2009 was $158 million in the first quarter, $156 million in the second quarter, $162 million in the third quarter and $153 million in the fourth quarter. We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

ALLSTATE FINANCIAL 2009 HIGHLIGHTS

•
Net loss was $483 million in 2009 compared to $1.72 billion in 2008.
•
Net realized capital losses totaled $431 million in 2009 compared to $3.13 billion in 2008.
•
During 2009 and 2008, we recorded $315 million and $397 million, respectively, in accelerated DAC and deferred sales inducement costs ("DSI") amortization related to fixed annuities and interest-sensitive life insurance due to changes in assumptions (which resulted in changes to total EGP). Additional amortization of DAC totaling $336 million was recorded in 2008 in connection with a premium deficiency assessment for traditional life insurance and immediate annuities with life contingencies primarily due to revised annuity mortality assumptions. There was no similar charge in 2009.
•
Investments as of December 31, 2009 totaled $62.22 billion, reflecting an increase in carrying value of $717 million from $61.50 billion as of December 31, 2008. Net investment income decreased 19.6% to $3.06 billion in 2009 from $3.81 billion in 2008.
•
Contractholder fund deposits of $4.58 billion for 2009 relate solely to individual products compared to deposits on individual and institutional products of $6.24 billion and $4.16 billion, respectively, for 2008.
•
Maturities and retirements of institutional products totaled $4.77 billion and $8.60 billion in 2009 and 2008, respectively.
•
Restructuring charges of $25 million in 2009 were recorded in connection with our initiative to lower operating expenses, with targeted annual savings of $90 million relative to 2008 levels beginning in 2011.

ALLSTATE FINANCIAL SEGMENT

       Overview and strategy    The Allstate Financial segment is a major provider of life insurance, retirement and investment products, and voluntary accident and health insurance. We serve our customers through Allstate exclusive agencies, the Workplace Division and non-proprietary distribution channels. Allstate Financial's strategic vision is to reinvent protection and retirement for the consumer. We plan to offer a suite of products that are easy for middle market and emerging affluent consumers to understand, meet their protection needs and help them better prepare for retirement.

       To achieve its vision and reach its financial goals, Allstate Financial's primary objectives are to deepen financial services relationships with Allstate customers, dramatically expand the workplace business and restore profitability through operational excellence and portfolio optimization. Allstate Financial plans to bring value to the Corporation in three principal ways: through profitable growth of Allstate Financial products, improving the economics of the Protection business through increased customer loyalty and renewal rates by cross selling Allstate Financial products to existing customers, and by bringing new customers to Allstate. We plan to continue to shift our product mix by decreasing sales of our spread based products, principally fixed annuities and institutional products, and by growing sales of underwritten products having mortality or morbidity risk, principally life insurance and accident and health products. In addition to focusing on higher return markets, products, and distribution channels, Allstate Financial will continue to emphasize capital efficiency and enterprise risk and return management strategies and actions.

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

       Our products include fixed annuities such as deferred and immediate annuities; interest-sensitive, traditional and variable life insurance; voluntary accident and health insurance; and funding agreements backing medium-term notes. Banking products and services are also offered to customers through the Allstate Bank. Our products are sold through multiple distribution channels including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), financial service firms such as banks and broker-dealers, and specialized structured settlement brokers. Allstate Bank products can also be obtained directly through a toll-free number. Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

Allstate Financial outlook

•
We plan to tailor the focus of product offerings to better serve the needs of everyday Americans and increase the number of customers served through our proprietary and workplace distribution channels.
•
We plan to improve efficiency and are targeting savings at 20% of certain operating expenses relative to 2008 levels, excluding acquisition costs, and expect to yield estimated annual savings of $90 million beginning in 2011. We anticipate a reduction of approximately 1,000 workforce positions relative to December 31, 2008, through a combination of attrition, position elimination and outsourcing.
•
We will continue to focus on improving returns and reducing our concentration in spread based products resulting in lower premiums and deposits and reductions in net contractholder obligations.
•
We expect improved investment spread due to repositioning of our investment portfolio.

       Summary analysis    Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2009	2008	2007
Revenues
Life and annuity premiums and contract charges	$1,958	$1,895	$1,866
Net investment income	3,064	3,811	4,297
Realized capital gains and losses	(431)	(3,127)	(193)

Total revenues	4,591	2,579	5,970
Costs and expenses
Life and annuity contract benefits	(1,617)	(1,612)	(1,589)
Interest credited to contractholder funds	(2,126)	(2,411)	(2,681)
Amortization of DAC	(965)	(704)	(583)
Operating costs and expenses	(430)	(520)	(441)
Restructuring and related charges	(25)	(1)	(2)

Total costs and expenses	(5,163)	(5,248)	(5,296)
Gain (loss) on disposition of operations	7	(6)	(10)
Income tax benefit (expense)	82	954	(199)

Net (loss) income	$(483)	$(1,721)	$465

Investments at December 31	$62,216	$61,499	$74,256

       Net loss was $483 million in 2009 compared to $1.72 billion in 2008 and net income of $465 million in 2007. The improvement of $1.24 billion in 2009 compared to 2008 was primarily due to lower net realized capital losses and, to a lesser extent, decreased interest credited to contractholder funds and operating costs and expenses, partially offset by lower net investment income, higher amortization of DAC and a $142 million increase in the valuation allowance relating to the deferred tax asset on capital losses that was recorded in the first quarter of 2009. This valuation allowance was released in connection with our adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense.

       The net loss in 2008 compared to net income in 2007 was primarily the result of higher net realized capital losses and, to a lesser extent, DAC and DSI amortization acceleration for changes in assumptions and additional amortization of DAC that was recorded in connection with a premium deficiency assessment for traditional life insurance and immediate annuities with life contingencies due to revised annuity mortality assumptions.

       Analysis of revenues    Total revenues increased 78.0% or $2.01 billion in 2009 compared to 2008 due primarily to a $2.70 billion decrease in net realized capital losses, partially offset by a $747 million decline in net investment income. Total revenues decreased 56.8% or $3.39 billion in 2008 compared to 2007 due to a $2.93 billion increase in net realized capital losses and a $486 million decrease in net investment income.

       Life and annuity premiums and contract charges    Premiums represent revenues generated from traditional life insurance, immediate annuities with life contingencies, and accident and health insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive and variable life insurance and fixed annuities for which deposits are classified as contractholder funds or separate account liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues.

       The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	2009	2008	2007
Premiums
Traditional life insurance (1)	$407	$399	$286
Immediate annuities with life contingencies	102	132	204
Accident and health	460	412	380

Total premiums	969	943	870
Contract charges
Interest-sensitive life insurance(1)	944	896	915
Fixed annuities	44	55	79
Bank and other	1	1	2

Total contract charges (2)	989	952	996

Life and annuity premiums and contract charges	$1,958	$1,895	$1,866

(1)
Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges. In 2007, these ceded reinsurance premiums were $95 million.
(2)
Total contract charges for 2009, 2008 and 2007 include contract charges related to the cost of insurance totaling $616 million, $595 million and $652 million, respectively.

       Total premiums increased 2.8% in 2009 compared to 2008 due to higher sales of accident and health insurance and, to a lesser extent, increased renewal premium on traditional life insurance, partially offset by lower sales of immediate annuities with life contingencies. The increased sales of accident and health insurance reflect growth through the Allstate Workplace Division.

       Total premiums increased 8.4% in 2008 compared to 2007 due to the prospective reporting reclassification for certain ceded reinsurance premiums. Excluding the impact of this reporting reclassification, total premiums decreased 2.3% in 2008 compared to 2007 as higher sales of accident and health insurance and traditional life insurance products were more than offset by lower sales of immediate annuities with life contingencies due to highly competitive market conditions and our continued focus on returns.

       Total contract charges increased 3.9% in 2009 compared to 2008 due primarily to higher contract charges on interest-sensitive life insurance products resulting from increases in certain policy administration fees.

       Total contract charges decreased 4.4% in 2008 compared to 2007 due to the prospective reporting reclassification for certain ceded reinsurance premiums. Excluding the impact of this reclassification, total contract charges increased 5.7% in 2008 due to higher contract charges on interest-sensitive life insurance policies resulting from increased contract charge rates and growth in business in force, partially offset by decreased contract charges on fixed annuities resulting primarily from lower contract surrenders.

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

($ in millions)	2009	2008	2007
Contractholder funds, beginning balance	$58,413	$61,975	$62,031
Deposits
Fixed annuities	1,964	3,802	3,636
Institutional products (funding agreements)	—	4,158	3,000
Interest-sensitive life insurance	1,438	1,404	1,402
Bank and other deposits	1,178	1,038	953

Total deposits	4,580	10,402	8,991
Interest credited	2,025	2,405	2,689
Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(4,773)	(8,599)	(3,165)
Benefits	(1,588)	(1,710)	(1,668)
Surrenders and partial withdrawals	(5,172)	(5,313)	(5,872)
Contract charges	(918)	(870)	(801)
Net transfers from separate accounts	11	19	13
Fair value hedge adjustments for institutional products	25	(56)	34
Other adjustments (1)	(21)	160	(277)

Total maturities, benefits, withdrawals and other adjustments	(12,436)	(16,369)	(11,736)

Contractholder funds, ending balance	$52,582	$58,413	$61,975

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

       Contractholder funds decreased 10.0%, 5.8% and 0.1% in 2009, 2008 and 2007, respectively. Average contractholder funds decreased 7.8% in 2009 compared to 2008 and 2.9% in 2008 compared to 2007.

       Contractholder deposits decreased 56.0% in 2009 compared to 2008 because there were no issuances of institutional products in 2009 compared to $4.16 billion in the prior year and due to lower deposits on fixed annuities in 2009. Sales of our institutional products vary from period to period based on management's assessment of market conditions, investor demand and operational priorities such as our focus beginning in 2009 on reducing our concentration in spread based products. Deposits on fixed annuities decreased 48.3% in 2009 compared to 2008 due to pricing actions to improve returns on new business and reduce our concentration in spread based products.

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

       Maturities and retirements of institutional products decreased 44.5% to $4.77 billion in 2009 from $8.60 billion in 2008. The decrease was primarily due to lower retirements of extendible institutional market obligations in 2009 compared to 2008, partially offset by the redemption in 2009 of $1.39 billion of institutional product liabilities in accordance with cash tender offers announced in May 2009 to reduce the amount of our outstanding obligations and related interest credited expense. During 2009, we retired all of our remaining outstanding extendible institutional market obligations totaling $1.45 billion. This compares to retirements of extendible institutional market obligations of $5.36 billion in 2008.

       Maturities and retirements of institutional products increased $5.43 billion in 2008 compared to 2007 due to the retirement of $5.36 billion of extendible institutional market obligations for which investors had elected to non-extend their maturity date through a combination of maturities, calls, and acquisitions in the secondary market.

       Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products (including maturities of certificates of deposit) decreased 2.7% to $5.17 billion in 2009 from $5.31 billion in 2008 due to lower surrenders and partial withdrawals on traditional fixed annuities, partially offset by higher surrenders and partial withdrawals on market value adjusted annuities and interest-sensitive life insurance.

       Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products decreased 9.5% to $5.31 billion in 2008 from $5.87 billion in 2007 due to lower surrenders and partial withdrawals on market value adjusted annuities and traditional fixed annuities, partially offset by higher surrenders and partial withdrawals on interest-sensitive life insurance products and, to a lesser extent, increased withdrawals on Allstate Bank products.

       The surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of period contractholder funds, was 11.8% in 2009 compared to 12.2% in 2008 and 13.3% in 2007. The surrender and partial withdrawal rate on deferred fixed annuities was 11.0% in 2009 compared to 11.8% in 2008 and 13.3% in 2007.

       Net investment income decreased 19.6% or $747 million to $3.06 billion in 2009 from $3.81 billion in 2008. The decline was primarily due to lower yields, actions to shorten duration and maintain additional liquidity in the portfolio, along with reduced average investment balances resulting primarily from reduced contractholder obligations. Lower yields were particularly impacted by short-term and variable rate assets.

       Net investment income decreased 11.3% in 2008 compared to 2007. The decline in 2008 was primarily due to lower investment yields on floating rate securities, increased short-term investment balances reflecting liquidity management activities, lower average investment balances and lower income from limited partnership interests.

       Net realized capital gains and losses are presented in the following table for the years ended December 31.

($ in millions)	2009	2008	2007
Impairment write-downs	$(1,021)	$(1,256)	$(118)
Change in intent write-downs	(268)	(1,247)	(93)

Net other-than-temporary impairment losses recognized in earnings	(1,289)	(2,503)	(211)
Sales	638	178	75
Valuation of derivative instruments	315	(985)	(63)
Settlements of derivative instruments	41	197	6
EMA LP income	(136)	(14)	—

Realized capital gains and losses, pre-tax	(431)	(3,127)	(193)
Income tax benefit (1)	14	1,093	68

Realized capital gains and losses, after-tax	$(417)	$(2,034)	$(125)

(1)
Income tax benefit for 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009. This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax benefit. For further discussion of changes in this valuation allowance see the Deferred Taxes section of the MD&A.

       For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

       Analysis of costs and expenses    Total costs and expenses decreased 1.6% or $85 million in 2009 compared to 2008 due primarily to lower interest credited to contractholder funds and operating costs and expenses, partially offset by higher amortization of DAC and restructuring and related charges. Total costs and expenses decreased 0.9% or $48 million in 2008 compared to 2007 due to lower interest credited to contractholder funds, partially offset by higher amortization of DAC, contract benefits and operating costs and expenses.

       Life and annuity contract benefits increased 0.3% or $5 million in 2009 compared to 2008 due to higher contract benefits on life insurance products and accident and health insurance business, partially offset by lower contract benefits on annuities. The increase in contract benefits on life insurance products was primarily due to higher mortality experience on interest-sensitive life insurance products resulting from an increase in claim experience and policy growth while higher contract benefits on accident and health insurance business was proportionate to growth in premiums. The decrease in contract benefits for annuities was due to improved mortality experience and the impact of lower sales of immediate annuities with life contingencies.

       Life and annuity contract benefits increased 1.5% or $23 million in 2008 compared to 2007 due primarily to higher contract benefits on life insurance products, partially offset by lower contract benefits on annuities. The increase in contract benefits on life insurance products was primarily due to unfavorable mortality experience, partially offset by the recognition in 2007 of litigation related costs in the form of additional policy benefits. The decline in contract benefits on annuities was due to the impact of lower sales of immediate annuities with life contingencies, partially offset by unfavorable mortality experience.

       We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies ("benefit spread"). This implied interest totaled $558 million, $552 million and $547 million in 2009, 2008 and 2007, respectively. The benefit spread by product group is disclosed in the following table.

($ in millions)	2009	2008 (1)	2007 (1)
Life insurance	$363	$363	$354
Accident and health	196	177	161
Annuities	(33)	(62)	(35)

Total benefit spread	$526	$478	$480

(1)
To conform to the current year presentation, certain amounts in the prior years have been reclassified.

       Benefit spread increased 10.0% or $48 million in 2009 compared to 2008 and was consistent in 2008 compared to 2007. The increase in 2009 was primarily due to improved mortality experience on annuities and higher premiums on accident and health insurance business sold through the Allstate Workplace Division.

       Interest credited to contractholder funds decreased 11.8% or $285 million in 2009 compared to 2008 due primarily to lower average contractholder funds and, to a lesser extent, decreased weighted average interest crediting rates on deferred fixed annuities and institutional products, partially offset by higher amortization of DSI. Amortization of DSI in 2009 and 2008 was $129 million and $53 million, respectively. The increase primarily includes an unfavorable change in amortization relating to realized capital gains and losses of $132 million, partially offset by a $32 million decline in amortization acceleration due to changes in assumptions, which in 2009 and 2008 increased interest credited to contractholder funds by $38 million and $70 million, respectively.

       Interest credited to contractholder funds decreased 10.1% or $270 million in 2008 compared to 2007 due primarily to a decline in average contractholder funds, decreased weighted average interest crediting rates on institutional products resulting from a decline in market interest rates on floating rate obligations, and a favorable change in amortization of DSI relating to realized capital gains and losses, partially offset by the acceleration of amortization of DSI due to changes in assumptions. The acceleration of amortization of DSI due to changes in assumptions increased interest credited to contractholder funds by $70 million in 2008 compared to amortization deceleration which decreased interest credited to contractholder funds by $5 million in 2007.

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

       The investment spread by product group is shown in the following table.

($ in millions)	2009	2008 (1)	2007 (1)
Annuities and institutional products	$126	$460	$592
Life insurance	3	48	53
Bank	30	22	18
Accident and health	16	12	10
Net investment income on investments supporting capital	205	306	396

Total investment spread	$380	$848	$1,069

(1)
To conform to the current year presentation, certain amounts in the prior years have been reclassified.

       Investment spread declined 55.2% or $468 million in 2009 compared to 2008, and 20.7% or $221 million in 2008 compared to 2007. These declines reflect lower net investment income, partially offset by decreased interest credited to contractholder funds.

       To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for 2009, 2008 and 2007.

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2009	2008 (1)	2007 (1)	2009	2008 (1)	2007 (1)	2009	2008 (1)	2007 (1)
Interest-sensitive life insurance	5.5%	6.0%	6.2%	4.6%	4.6%	4.6%	0.9%	1.4%	1.6%
Deferred fixed annuities and institutional products	4.5	5.2	5.9	3.4	3.7	4.1	1.1	1.5	1.8
Immediate fixed annuities with and without life contingencies	6.3	6.8	7.1	6.5	6.5	6.5	(0.2)	0.3	0.6
Investments supporting capital, traditional life and other products	3.7	5.3	6.1	N/A	N/A	N/A	N/A	N/A	N/A

(1)
To conform to the current year presentation, certain amounts in the prior years have been reclassified.

       The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	2009	2008	2007
Immediate fixed annuities with life contingencies	$8,454	$8,355	$8,294
Other life contingent contracts and other	4,456	4,526	4,918

Reserve for life-contingent contract benefits	$12,910	$12,881	$13,212

Interest-sensitive life insurance	$10,276	$9,957	$9,539
Deferred fixed annuities	32,194	33,766	34,214
Immediate fixed annuities without life contingencies	3,869	3,894	3,921
Institutional products	4,370	8,974	12,983
Allstate Bank	1,085	949	832
Market value adjustments related to fair value hedges and other	788	873	486

Contractholder funds	$52,582	$58,413	$61,975

       Amortization of DAC increased 37.1% in 2009 compared to 2008 and 20.8% in 2008 compared to 2007. The components of amortization of DAC are summarized in the following table.

($ in millions)	2009	2008	2007
Amortization of DAC before amortization relating to realized capital gains and losses, changes in assumptions and premium deficiency	$(472)	$(556)	$(614)
(Amortization) accretion relating to realized capital gains and losses	(216)	515	17
Amortization (acceleration) deceleration for changes in assumptions ("DAC unlocking")	(277)	(327)	14
Amortization charge relating to premium deficiency	—	(336)	—

Total amortization of DAC	$(965)	$(704)	$(583)

       The increase of $261 million in 2009 compared to 2008 was due primarily to an unfavorable change in amortization relating to realized capital gains and losses, partially offset by the absence of additional amortization recorded in 2008 in connection with a premium deficiency assessment, lower amortization resulting from decreased investment spread on deferred fixed annuities, and a decline in amortization acceleration due to changes in assumptions. The increase of $121 million in 2008 compared to 2007 was due primarily to amortization acceleration relating to changes in assumptions and additional amortization recorded in connection with a premium deficiency assessment for traditional life insurance and immediate annuities with life contingencies, partially offset by higher accretion of DAC relating to net realized capital losses.

       The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits. In 2009, DAC amortization relating to realized capital gains and losses resulted primarily from realized capital gains on derivatives. Additionally, DAC amortization reflects our decision in the second half of 2009 not to recapitalize DAC for credit losses on investments supporting certain fixed annuities following concerns that an increase in the level of expected realized capital losses in 2010 and 2011 may reduce EGP and adversely impact the product DAC recoverability. In 2008, DAC accretion resulted primarily from realized capital losses on derivatives and other-than-temporary impairment losses.

       Despite the recent improvement in the credit markets and the overall economy, the cumulative impact of realized capital losses through December 31, 2009 has negatively impacted both the actual and expected gross profits of our fixed annuity business. In the fourth quarter of 2009, we reviewed and updated the gross profit assumptions used in substantially all of our fixed annuity DAC models to exclude excess realized capital losses when determining gross profits used for calculating DAC amortization. This is consistent with our decision not to record negative amortization related to realized capital losses for these fixed annuities, which is expected to be our practice during periods when realized capital losses are reported. This treatment results in a lower DAC amortization rate for these fixed annuities. The lower rate of amortization will be applied to a higher level of actual gross profits, as gross profits used to determine DAC amortization will exclude excess realized capital losses.

       The DAC adjustment relating to unrealized capital gains and losses (disclosed in footnote 4 to the table that follows this discussion) represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized. The DAC adjustment balance, subject to limitations, is determined by applying the DAC amortization rate to unrealized net capital gains or losses. The fixed annuity DAC adjustment for unrealized capital gains and losses declined as of December 31, 2009 as a result of lower unrealized capital losses and the lower rate of DAC amortization used for certain fixed annuities discussed above. Changes in the DAC adjustment balance relating to unrealized capital gains and losses are reported through other comprehensive income.

       Our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines. In the first quarter of 2009, the review resulted in an acceleration of DAC amortization (charge to income) of $277 million pre-tax. $289 million related to fixed annuities, of which $210 million was attributable to market value adjusted annuities, and $18 million related to variable life insurance. Partially offsetting these amounts was amortization deceleration (credit to income) for interest-sensitive life insurance of $30 million. The principal assumption impacting EGP and the related DAC amortization was an increase in the level of expected realized capital losses in 2009 and 2010. This resulted in the majority of the market value adjusted annuity DAC balance being reduced to zero since the products in force were estimated to have no gross profits. Market value adjusted annuity DAC on these inforce contracts will not be recapitalized while there are no estimated gross profits. Reduced EGP for traditional fixed annuities and variable life insurance resulted in accelerated DAC amortization. For our interest-sensitive life insurance products, the amortization deceleration was due to higher EGP due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses.

       In 2008, DAC amortization acceleration for changes in assumptions recorded in connection with comprehensive reviews of the DAC balances resulted in an increase to amortization of DAC of $327 million. The principle assumption impacting the amortization acceleration in 2008 was the level of realized capital losses impacting actual gross profits in 2008 and the impact of realized capital losses on EGP in 2009. During the fourth quarter of 2008, our assumptions for EGP were impacted by a view of higher impairments in our investment portfolio. In 2007, DAC amortization deceleration for changes in assumptions (credit to income) was $14 million.

       During 2008, indicators emerged that suggested a study of mortality experience for our immediate annuities with life contingences was warranted. At the same time, the underlying profitability of the traditional life insurance business deteriorated due to lower investment returns and growth. For traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million, pre-tax, resulted primarily from the experience study indicating that the annuitants on certain life contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield. The deficiency was recorded through a reduction in DAC. There was no similar charge to income recorded in 2009 or 2007.

       The changes in the DAC asset are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Beginning balance	$595	$882	$2,449	$1,911	$4,037	$1,489	$8	$9	$7,089	$4,291
Acquisition costs deferred	162	160	230	304	103	212	—	8	495	684
Impact of adoption of new OTTI accounting before unrealized impact (1)	—	—	(6)	—	(170)	—	—	—	(176)	—
Impact of adoption of new OTTI accounting effect of unrealized capital gains and losses (2)	—	—	6	—	170	—	—	—	176	—
Amortization of DAC before amortization relating to realized capital gains and losses, changes in assumptions and premium deficiency (3)	(107)	(111)	(176)	(178)	(186)	(258)	(3)	(9)	(472)	(556)
(Amortization) accretion relating to realized capital gains and losses (3)	—	—	(4)	141	(212)	374	—	—	(216)	515
Amortization (acceleration) deceleration for changes in assumptions ("DAC unlocking") (3)	—	—	12	(75)	(289)	(252)	—	—	(277)	(327)
Amortization charge relating to premium deficiency (3)	—	(336)	—	—	—	—	—	—	—	(336)
Effect of unrealized capital gains and losses (4)	—	—	(265)	346	(2,294)	2,472	—	—	(2,559)	2,818

Ending balance	$650	$595	$2,246	$2,449	$1,159	$4,037	$5	$8	$4,060	$7,089

(1)
The adoption of new OTTI accounting guidance resulted in an adjustment to DAC to reverse previously recorded DAC accretion related to realized capital losses that were reclassified to other comprehensive income upon adoption on April 1, 2009. The adjustment was recorded as a reduction of the DAC balance and retained income.
(2)
The adoption of new OTTI accounting guidance resulted in an adjustment to DAC due to the change in unrealized capital gains and losses that occurred upon adoption on April 1, 2009 when previously recorded realized capital losses were reclassified to other comprehensive income. The adjustment was recorded as an increase of the DAC balance and unrealized capital gains and losses.
(3)
Included as a component of amortization of DAC on the Consolidated Statements of Operations.
(4)
Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment balance was $870 million and $3.25 billion as of December 31, 2009 and 2008, respectively, and represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized. Recapitalization of DAC is limited to the originally deferred policy acquisition costs plus interest.

       Operating costs and expenses decreased 17.3% or $90 million in 2009 compared to 2008, and increased 17.9% or $79 million in 2008 compared to 2007. The following table summarizes operating costs and expenses.

($ in millions)	2009	2008	2007
Non-deferrable acquisition costs	$156	$153	$167
Other operating costs and expenses	274	367	274

Total operating costs and expenses	$430	$520	$441

Restructuring and related charges	$25	$1	$2

       Non-deferrable acquisition costs increased 2.0% or $3 million in 2009 compared to 2008 primarily due to higher non-deferrable commissions related to accident and health insurance business sold through the Allstate Workplace Division. Other operating costs and expenses decreased 25.3% or $93 million in 2009 compared to 2008 due primarily to our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.

       Non-deferrable acquisition costs decreased 8.4% or $14 million in 2008 compared to 2007 primarily due to lower non-deferrable commissions. Other operating costs and expenses increased 33.9% or $93 million in 2008 compared to 2007 due primarily to increased spending on consumer research, product development, marketing and technology related to the effort to reinvent protection and retirement for consumers as well as increases in the net cost of benefits due to unfavorable investment results. In addition, 2007 benefitted to a greater degree from a servicing fee paid by Prudential Financial Inc. ("Prudential") for our servicing of the variable annuity business that we ceded to them during a transition period beginning in 2006 which ended in May 2008.

       During 2009, restructuring and related charges of $25 million were recorded in connection with our previously announced plan to improve efficiency and narrow our focus of product offerings. In accordance with this plan, among other actions, we continue to anticipate the reduction of approximately 1,000 workforce positions relative to December 31, 2008 levels through a combination of attrition, position elimination and outsourcing. This reduction reflects approximately 30% of Allstate Financial's work force at the time the plan was initiated. Reductions in workforce positions combined with other actions completed as of December 31, 2009 reflect approximately 90% of our targeted annual savings of $90 million beginning in 2011.

       Income tax benefit of $82 million was recognized for 2009 compared to a benefit of $954 million for 2008 and income tax expense of $199 million for 2007. The decrease in the benefit of $872 million in 2009 was mostly attributable to the decline in the pre-tax net loss. Income tax benefit for 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009. This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax benefit. For further discussion of changes in this valuation allowance see the Deferred Taxes section of the MD&A.

       The change to an income tax benefit in 2008 compared to income tax expense in 2007 reflects the shift from net pre-tax income in 2007 to a net pre-tax loss in 2008.

       Reinsurance ceded    We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses. In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

       As of both December 31, 2009 and 2008, 47% of our face amount of life insurance in force was reinsured. As of December 31, 2009 and 2008, for certain term life insurance policies, we ceded up to 90% of the mortality risk depending on the year of policy issuance. Additionally, we ceded substantially all of the risk associated with our variable annuity business and we cede 100% of the morbidity risk on substantially all of our long-term care contracts. Beginning in July 2007, for new life insurance contracts, we ceded the mortality risk associated with coverage in excess of $3 million per life for contracts issued to individuals age 70 and over, and we ceded the mortality risk associated with coverage in excess of $5 million per life for most other contracts. Also beginning in July 2007, for certain large contracts that meet specific criteria, our retention limit was increased to $10 million per life. In the period prior to July 2007, but subsequent to August 1998, we ceded the mortality risk associated with coverage in excess of $2 million per life, except in 2006 for certain instances when specific criteria were met, we ceded the mortality risk associated with coverage in excess of $5 million per life. For business sold prior to September 1998, we ceded mortality risk in excess of specific amounts up to $1 million per individual life.

       Amounts recoverable from reinsurers by type of policy or contract at December 31 are summarized in the following table.

($ in millions)	Reinsurance recoverable on paid and unpaid benefits
	2009	2008
Annuities (1)	$1,667	$1,734
Life insurance	1,535	1,475
Long-term care	851	746
Other	90	96

Total Allstate Financial	$4,143	$4,051

(1)
Reinsurance recoverables as of December 31, 2009 and 2008 include $1.51 billion and $1.57 billion, respectively, for general account reserves related to reinsured variable annuities.

       The estimation of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

       Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	Standard & Poor's Financial Strength Rating (3)	Reinsurance recoverable on paid and unpaid benefits
		2009	2008
Prudential Insurance Company of America	AA-	$1,507	$1,569
Employers Reassurance Corporation	A+	745	644
Transamerica Life Group	AA-	374	341
RGA Reinsurance Company	AA-	352	342
Swiss Re Life and Health America, Inc.	A+	200	192
Paul Revere Life Insurance Company	A-	146	151
Scottish Re Group (1)	NR	137	135
Munich American Reassurance	AA-	119	113
Mutual of Omaha Insurance	AA-	101	100
Security Life of Denver	A+	91	86
Manulife Insurance Company	AA+	71	74
Lincoln National Life Insurance	AA-	65	63
Triton Insurance Company	NR	61	66
American Health & Life Insurance Co.	NR	51	53
Other (2)		123	122

Total		$4,143	$4,051

(1)
The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group as of December 31, 2009 comprised $74 million related to Scottish Re Life Corporation and $63 million related to Scottish Re (U.S.), Inc. As of December 31, 2008, the reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group comprised $73 million related to Scottish Re Life Corporation and $62 million related to Scottish Re (U.S.), Inc.
(2)
As of both December 31, 2009 and 2008, the other category includes $100 million of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor's ("S&P").
(3)
NR reflects not rated.

       Certain of our reinsurers experienced rating downgrades by one or more rating agencies in 2009. These reinsurers include Prudential Insurance Company of America, Transamerica Life Group, Swiss Re Life and Health America, Inc., Scottish Re Group, Security Life of Denver, Manulife Insurance Company and Lincoln National Life Insurance. We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2009.

       We enter into certain intercompany reinsurance transactions for the Allstate Financial operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

INVESTMENTS 2009 HIGHLIGHTS

•
Investments as of December 31, 2009 totaled $99.83 billion, an increase of 4.0% from $96.00 billion as of December 31, 2008.
•
Unrealized net capital losses totaled $2.32 billion as of December 31, 2009, an improvement from $8.81 billion as of December 31, 2008. This resulted from improving fixed income and equity portfolio valuations. The fair value of fixed income securities increased as a result of significant tightening in credit spreads that more than offset a rise in risk-free interest rates.
•
Net investment income was $4.44 billion in 2009, a decrease of 21.0% from $5.62 billion in 2008.
•
Net realized capital losses of $583 million in 2009 primarily included $1.92 billion of net realized capital losses from other-than-temporary impairments partially offset by net realized capital gains of $1.27 billion primarily from the sales of fixed income and equity securities. Net realized capital losses were $5.09 billion in 2008.
•
During 2009, our fixed income and mortgage loan portfolio generated cash flows totaling $11.51 billion which increased our flexibility to take advantage of market opportunities and manage liabilities.
•
Over the last three quarters of 2009 we deployed approximately $16.6 billion of short-term investments and cash receipts into securities, primarily fixed income and equity securities, to generate income and capital appreciation.

INVESTMENTS

       Overview and strategy    The return on our investment portfolios is an important component of our financial results. Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations. While taking into consideration the investment portfolio in aggregate, we manage the underlying portfolios based upon the nature of each respective business and its corresponding liability structure.

       We employ a strategic asset allocation approach which uses models that consider the nature of the liabilities and risk tolerances, as well as the risk and return parameters of the various asset classes in which we invest. This asset allocation is informed by our global economic and market outlook, as well as other inputs and constraints, including diversification effects, duration, liquidity and capital considerations. We will continue to manage risks associated with rising interest rates, equity market declines, commercial real estate and municipal bonds.

       The Property-Liability portfolio's investment strategy emphasizes protection of principal and consistent income generation, within a total return framework. This approach, which has produced competitive returns over the long term, is designed to ensure financial strength and stability for paying claims, while maximizing economic value and surplus growth.

       The Allstate Financial portfolio's investment strategy focuses on the total return of assets needed to support the underlying liabilities and to achieve an appropriate return on capital. Within the ranges set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions.

       The Corporate and Other portfolio's investment strategy balances the pursuit of competitive returns with the unique liquidity needs of the portfolio in relation to the overall corporate capital structure. The portfolio is primarily invested in high quality, liquid fixed income and short-term securities with additional investments in less liquid holdings in order to enhance overall returns.

Risk mitigation

       We continue to focus our strategic risk mitigation efforts towards managing interest rate, equity, credit and real estate investment risks, while our return optimization efforts focus on investing in market opportunities to generate income and capital appreciation. As a result, during 2009 we took the following actions:

  •
  Reduced our commercial real estate exposure by 30.3% or $5.36 billion of amortized cost primarily through targeted dispositions and principal repayments from borrowers.
  •
  Sold $1.95 billion of below investment grade assets primarily corporate fixed income securities and bank loans, as a result of improved market conditions.
  •
  Reduced our municipal bond exposure by 8.0% or $1.88 billion of amortized cost primarily through targeted dispositions, refunding and scheduled maturities.
  •
  Managed our exposure to interest rate risk through macro hedging of tail risk and reductions in duration. Duration of the investment portfolio, including the effects of derivatives, declined by approximately 5% (.21 years) over the twelve month period. The decline in duration was the result of proceeds from asset dispositions being reinvested in shorter duration assets and through the use of interest rate derivatives. Our investment portfolio duration is managed in relation to the liabilities of our business segments.

  •
  Maintained risk mitigation programs that protected our portfolios through macro hedges against interest rate and equity market risk. The appreciation in fair values for fixed income and equity securities significantly exceeded the realized losses of $201 million from derivatives used for macro hedging programs.

Investments outlook

       For 2010, the economies of the U.S. and other developed countries continue to face significant resistance with expectations for limited domestic growth, but with better prospects for growth in developing or emerging economies and markets. Financial markets are anticipated to see moderate returns for fixed income and equities with periods of higher volatility throughout the year, and moderate widening of credit spreads. We also expect continued weakness in commercial real estate fundamentals. In 2010, our return optimization and risk mitigation efforts will focus on the following areas:

  •
  Optimizing our allocation of assets to reflect changes in Allstate Financial's liabilities.
  •
  Continuing to explore global investments in areas of emerging opportunity with higher prospects for growth.
  •
  Balancing our ongoing efforts to mitigate interest rate and equity risks, including continuing our macro hedge program, with near term income enhancement opportunities.
  •
  Managing our exposure to overall credit risk while managing and selectively reducing exposures to commercial real estate and municipal bonds.

As a result of these actions, market conditions, and Allstate Financial's strategic initiatives:

  •
  Invested assets are expected to decline in line with reductions in contractholder obligations.
  •
  Our portfolio will continue to generate significant cash flow from maturities, principal and interest receipts which will be available to manage liabilities and pursue market opportunities.

       Portfolio composition    The composition of the investment portfolios at December 31, 2009 is presented in the table below. Also see Notes 2 and 4 of the consolidated financial statements for investment accounting policies and additional information.

	Property- Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
($ in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$27,285	79.0%	$49,286	79.2%	$2,195	71.0%	$78,766	78.9%
Equity securities (2)	4,840	14.0	184	0.3	—	—	5,024	5.0
Mortgage loans	50	0.1	7,885	12.7	—	—	7,935	7.9
Limited partnership interests (3)	1,674	4.9	1,032	1.7	38	1.2	2,744	2.8
Short-term (4)	503	1.5	1,697	2.7	856	27.7	3,056	3.1
Other	174	0.5	2,132	3.4	2	0.1	2,308	2.3

Total	$34,526	100.0%	$62,216	100.0%	$3,091	100.0%	$99,833	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $27.59 billion, $51.49 billion and $2.16 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.
(2)
Equity securities are carried at fair value. Cost basis for these securities was $4.69 billion and $160 million for Property-Liability and Allstate Financial, respectively.
(3)
We have commitments to invest in additional limited partnership interests totaling $630 million and $802 million for Property-Liability and Allstate Financial, respectively.
(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $503 million, $1.70 billion and $856 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.
(5)
Balances reflect the elimination of related party investments between segments.

       Total investments increased to $99.83 billion at December 31, 2009, from $96.00 billion at December 31, 2008, due primarily to higher valuations for fixed income and equity securities from improved market conditions and operating cash flows that more than offset net reductions in contractholder obligations of $5.83 billion. Fair values of fixed income securities increased as a result of significant tightening in credit spreads that more than offset a rise in risk-free interest rates. Credit spread is the additional yield on fixed income securities above the risk-free rate (typically defined as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e., increase or decrease) in response to the market's perception of risk and liquidity in a specific issuer or specific sector.

       The Property-Liability investment portfolio increased to $34.53 billion at December 31, 2009, from $30.84 billion at December 31, 2008, primarily due to higher valuations for fixed income and equity securities from improved market conditions and operating cash flows.

       The Allstate Financial investment portfolio increased to $62.22 billion at December 31, 2009, from $61.50 billion at December 31, 2008, primarily due to higher valuations for fixed income securities from improved market conditions and capital contributions of $698 million from the Corporation and AIC that was almost entirely offset by net reductions in contractholder obligations of $5.83 billion primarily from maturities and retirements of institutional products.

       The Corporate and Other investment portfolio decreased to $3.09 billion at December 31, 2009, from $3.66 billion at December 31, 2008, as dividends paid to shareholders, capital contributions to ALIC and repayment of $750 million of debt more than offset the proceeds of the $1 billion of senior notes issued in May 2009 and higher valuations for fixed income securities from improved market conditions.

       Fixed income securities    The following table shows fixed income securities by type.

($ in millions)	Fair value at December 31, 2009	Percent to total investments	Fair value at December 31, 2008	Percent to total investments
U.S. government and agencies	$7,536	7.6%	$4,234	4.4%
Municipal	21,280	21.3	21,848	22.8
Corporate	33,115	33.2	27,627	28.8
Foreign government	3,197	3.2	2,675	2.8
Residential mortgage-backed securities ("RMBS")	7,987	8.0	6,565	6.8
Commercial mortgage-backed securities ("CMBS")	2,586	2.6	3,846	4.0
Asset-backed securities ("ABS")	3,026	3.0	1,787	1.9
Redeemable preferred stock	39	—	26	—

Total fixed income securities	$78,766	78.9%	$68,608	71.5%

       At December 31, 2009, 93.7% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, or Realpoint, a rating of aaa, aa, a, or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available, which is consistent with the NAIC rating. The Valuation of Securities Taskforce of the NAIC instituted a new process to be used by insurance companies during the fourth quarter of 2009 for statutory accounting, reporting and estimating risk-based capital requirements for non-agency RMBS, and as a result the NAIC ratings used for statutory reporting may differ from those shown below which are based on credit ratings. The following table summarizes the credit rating of the fixed income securities portfolio at December 31, 2009.

($ in millions)		Property-Liability		Allstate Financial		Corporate and Other		Total
NAIC rating	Credit rating	Fair value	Percent to total	Fair value	Percent to total	Fair value	Percent to total	Fair value	Percent to total
1	Aaa/Aa/A	$21,714	79.6%	$31,676	64.3%	$2,183	99.5%	$55,573	70.6%
2	Baa	3,517	12.9	14,681	29.8	11	0.5	18,209	23.1

	Investment grade	25,231	92.5	46,357	94.1	2,194	100.0	73,782	93.7
3	Ba	849	3.1	1,635	3.3	—	—	2,484	3.1
4	B	506	1.9	571	1.1	—	—	1,077	1.4
5	Caa or lower	552	2.0	628	1.3	—	—	1,180	1.5
6	In or near default	147	0.5	95	0.2	1	—	243	0.3

	Below investment grade	2,054	7.5	2,929	5.9	1	—	4,984	6.3

	Total	$27,285	100.0%	$49,286	100.0%	$2,195	100.0%	$78,766	100.0%

       The table above includes 107 securities with a fair value totaling $551 million that have not yet received an NAIC rating, for which we have assigned a comparable internal rating. Due to lags between the funding of an investment, execution of final legal documents, filing with the Securities Valuation Office ("SVO") of the NAIC, and rating by the SVO, we generally have a small number of securities that have a pending NAIC rating.

       The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of December 31, 2009.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$7,536	$203	$—	$—	$—	$—
Municipal
Tax exempt	1,605	106	5,839	175	4,385	53
Taxable	133	1	2,003	(83)	1,481	(114)
ARS	1,350	(50)	71	(4)	85	(7)
Corporate
Public	1,985	20	1,685	36	5,444	219
Privately placed	653	23	1,108	31	3,286	113
Hybrid	—	—	95	5	564	(92)
Foreign government	1,974	234	396	6	455	37
RMBS
U.S. government sponsored entities ("U.S. Agency")	5,011	108	—	—	—	—
Prime residential mortgage-backed securities ("Prime")	498	(26)	65	(12)	54	(12)
Alt-A residential mortgage-backed securities ("Alt-A")	73	(9)	34	(8)	34	(12)
Subprime residential mortgage-backed securities ("Subprime")	211	(29)	446	(198)	126	(115)
CMBS	1,368	(108)	282	(153)	268	(176)
ABS
Collateralized debt obligations ("CDO")	48	(10)	349	(27)	449	(75)
Consumer and other asset-backed securities ("Consumer and other ABS")	662	(7)	259	(3)	235	(9)
Redeemable preferred stock	—	—	—	—	2	—

Total fixed income securities	$23,107	$456	$12,632	$(235)	$16,868	$(190)

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$—	$—	$—	$—	$7,536	$203
Municipal
Tax exempt	2,474	(73)	725	(102)	15,028	159
Taxable	785	(181)	163	(78)	4,565	(455)
ARS	78	(22)	103	(24)	1,687	(107)
Corporate
Public	8,530	273	1,047	(41)	18,691	507
Privately placed	6,237	33	1,501	(77)	12,785	123
Hybrid	614	(154)	366	(44)	1,639	(285)
Foreign government	361	14	11	—	3,197	291
RMBS
U.S. Agency	—	—	—	—	5,011	108
Prime	11	(7)	75	(30)	703	(87)
Alt-A	136	(38)	361	(186)	638	(253)
Subprime	115	(75)	737	(851)	1,635	(1,268)
CMBS	312	(152)	356	(336)	2,586	(925)
ABS
CDO	234	(96)	429	(244)	1,509	(452)
Consumer and other ABS	310	(9)	51	(8)	1,517	(36)
Redeemable preferred stock	31	—	6	—	39	—

Total fixed income securities	$20,228	$(487)	$5,931	$(2,021)	$78,766	$(2,477)

       U.S. government and agencies securities totaled $7.54 billion, with 100.0% rated Aaa, at December 31, 2009.

       Municipal Bonds, including tax exempt, taxable and ARS securities, totaled $21.28 billion as of December 31, 2009 with an unrealized net capital loss of $403 million. Taxable municipal bonds have an unrealized net capital loss of $455 million resulting from wider credit spreads than at initial purchase, which is largely due to the macroeconomic conditions and credit market deterioration that persisted throughout 2009, as well as specific issue or issuer conditions.

       ARS totaled $1.69 billion with an unrealized net capital loss of $107 million as of December 31, 2009. Our holdings primarily have a credit rating of Aaa. $1.64 billion of our holdings are collateralized by pools of student loans for which at least 85% of the collateral was insured by the U.S. Department of Education at the time we purchased the security. As of December 31, 2009, $1.09 billion of our ARS backed by student loans was 100% insured by the U.S. Department of Education, $336 million was 90% to 99% insured and $158 million was 80% to 89% insured. All of our student loan ARS holdings are experiencing failed auctions and we receive the failed auction rate or, for those which contain maximum reset rate formulas, we receive the contractual maximum rate. We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate. Auctions continue to be conducted as scheduled for each of the securities. At December 31, 2009, interest on $111 million of our ARS has reset using the maximum rate reset formula.

       Also, included in our municipal bond holdings at December 31, 2009 are $1.25 billion of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and also internally rated. These holdings include $629 million of below investment grade municipal bonds that provide the opportunity to achieve incremental returns. Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, structure, and liquidity risks of each issue.

       48.2% or $10.26 billion of our municipal bond portfolio is insured by nine bond insurers and 38.2% of these securities have a credit rating of Aaa or Aa. Our practices for acquiring and monitoring municipal bonds primarily are based on the credit quality of the primary obligor. As of December 31, 2009, we believe valuations substantially reflected the decline in the value of the insurance, and further related valuation declines, if any, are not expected to be material. While the valuation of these holdings may be temporarily impacted by negative market developments, we expect to receive all of the contractual cash flows. As of December 31, 2009, 47.1% of our insured municipal bond portfolio was insured by National Public Finance Guarantee Corporation, Inc., 24.5% by Ambac Assurance Corporation, 22.0% by Financial Guaranty Assurance Corporation and 2.7% by Assured Guaranty Ltd.

       Corporate bonds, including publicly traded, privately placed and hybrid securities, totaled $33.12 billion as of December 31, 2009 with an unrealized net capital gain of $345 million. Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower. Privately placed corporate securities are rated by the NAIC in instances when information is provided to them. 47.7% of the privately placed corporate securities in our portfolio are rated by an independent rating agency.

       Our portfolio of privately placed securities are broadly diversified by issuer, industry sector and country. The portfolio is made up of 560 issuers with each issue averaging $24 million. Privately placed corporate obligations generally have higher yields and contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after extensive due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation approximately once a year.

       The following table shows details of hybrid securities as of December 31, 2009.

($ in millions)	Public		Privately placed		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
United Kingdom ("UK")	$108	$(9)	$111	$(18)	$219	$(27)
Europe (non-UK)	198	(3)	345	(69)	543	(72)
Asia/Australia	16	—	268	(42)	284	(42)
North America	383	(86)	210	(58)	593	(144)

Total	$705	$(98)	$934	$(187)	$1,639	$(285)

       Hybrid securities have attributes most similar to those of fixed income securities such as stated interest rates, mandatory redemption dates or an interest rate step-up feature which is intended to incent the issuer to redeem the security at a specified call date. Hybrid securities include publicly-traded and privately placed securities. While hybrid securities are generally issued by investment grade-rated financial institutions, they have structural features which make them more sensitive to credit market deterioration. Specifically, features allowing deferral of payment have significantly impacted prices as the issuers continue to be impacted by the stress in the global financial system. $1.39 billion of our hybrid securities with $272 million of unrealized net capital losses are Tier 1 securities, and $248 million with $13 million of unrealized net capital losses are Tier 2 securities. Tier 1 securities are lower in the capital structure than Tier 2 securities.

       Foreign government securities totaled $3.20 billion, with 99.7% rated investment grade, at December 31, 2009. Of these securities, 36.8% are backed by the U.S. government, 19.6% are in Canadian governmental securities held in our Canadian subsidiary and the remaining 43.6% are highly diversified in other foreign governments.

       RMBS, CMBS and ABS are structured securities that are primarily collateralized by residential and commercial real estate related loans and other consumer related borrowings. The cash flows are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating. The security issue is typically referred to as the "class". For example, the "senior" portion or "top" of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving the principal repayments on the collateral. In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full. Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings and include other "junior" or "subordinate" securities. The collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages ("ARM")) or may contain features of both fixed and variable rate mortgages.

       RMBS, including U.S. Agency, Prime, Alt-A and Subprime totaled $7.99 billion, with 85.0% rated investment grade, at December 31, 2009. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying mortgages. The credit risk associated with our RMBS is mitigated due to the fact that 62.7% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies. The unrealized net capital loss of $1.50 billion at December 31, 2009 on our RMBS portfolio was the result of wider credit spreads than at initial purchase on non-U.S. Agency securities, which is largely due to the macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, that persisted throughout 2009. The following table shows our RMBS portfolio at December 31, 2009 based upon vintage year.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2009	$1,024	$1	$—	$—	$—	$—	$—	$—	$1,024	$1
2008	1,093	13	—	—	—	—	—	—	1,093	13
2007	439	8	89	(14)	114	(95)	396	(440)	1,038	(541)
2006	297	9	78	(18)	192	(53)	494	(409)	1,061	(471)
2005	551	14	147	(36)	147	(55)	398	(266)	1,243	(343)
Pre-2005	1,607	63	389	(19)	185	(50)	347	(153)	2,528	(159)

Total	$5,011	$108	$703	$(87)	$638	$(253)	$1,635	$(1,268)	$7,987	$(1,500)

       Prime are collateralized by residential mortgage loans issued to prime borrowers. As of December 31, 2009, $536 million of the Prime were fixed rate and $167 million were variable rate.

       Alt-A includes securities collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than subprime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. As of December 31, 2009, $453 million of the Alt-A were fixed rate and $185 million were variable rate.

       Subprime includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history. It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower's credit history. The Subprime portfolio consisted of $1.35 billion and $282 million of first lien and second lien securities, respectively. Subprime included $845 million of fixed rate and $790 million of variable rate securities. At December 31, 2009, $348 million or 21.3% of the total Subprime securities are insured by seven bond insurers.

       CMBS totaled $2.59 billion, with 95.7% rated investment grade, at December 31, 2009. The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. Of the CMBS investments, 90.6% are traditional conduit transactions collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area. The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

       The following table shows our CMBS portfolio at December 31, 2009 based upon vintage year.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$740	$(290)
2006	537	(451)
2005	373	(118)
Pre-2005	936	(66)

Total CMBS	$2,586	$(925)

       The unrealized net capital loss of $925 million at December 31, 2009 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, which is largely due to the macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, that persisted throughout 2009. While CMBS spreads tightened during 2009, credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year subordinated senior Aaa and non-traditional CMBS, as well as our 2005-2007 vintage year Aa and lower rated securities. These holdings accounted for $772 million, or 83.5%, of the unrealized net capital loss.

       ABS, including CDO and Consumer and other ABS, totaled $3.03 billion, with 85.9% rated investment grade, at December 31, 2009. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance. A portion of the ABS portfolio is also subject to interest rate risk since price volatility and the ultimate realized yields are affected by the rate of prepayment of the underlying assets. The unrealized net capital loss of $488 million at December 31, 2009 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

       CDO totaled $1.51 billion, with 71.6% rated investment grade, at December 31, 2009. CDO consist primarily of obligations secured by high yield and investment grade corporate credits including $1.15 billion of cash flow collateralized loan obligations ("CLO") and $100 million of synthetic CDO with unrealized losses of $224 million and $97 million, respectively. The remaining $255 million of securities consisted of trust preferred CDO, market value CDO, project finance CDO, CDOs that invest in CDOs, collateralized bond obligations and other CLO with unrealized losses of $131 million.

       Cash flow CLO are structures where the underlying assets are primarily comprised of below investment grade senior secured corporate loans. The collateral is actively managed by external managers that monitor the collateral performance. The underlying investments are well diversified across industries and among issuers. A transaction will typically issue notes with various capital structure classes (i.e. Aaa, Aa, A, etc.) as well as equity-like tranches. In general, these securities are structured with overcollateralization ratios and performance is impacted by downgrades, defaults and recoveries of the underlying assets within the structures. Downgrades of underlying assets, along with increased defaults reduce overcollateralization ratios over time. A violation of the senior overcollateralization test could result in an event of default of the structure. This would give the controlling class, defined as the majority of the senior lenders, certain rights which could include diverting cash flows or liquidating the underlying portfolio to pay off the senior liabilities.

       Synthetic CDO primarily consist of a portfolio of corporate credit default swaps ("CDS") which are collateralized by Aaa rated LIBOR-based securities (i.e. "fully funded" synthetic CDO). Our synthetic CDO collateral primarily is actively managed by external managers monitoring the CDS selection and performance.

       Consumer and other ABS totaled $1.52 billion, with 96.6% rated investment grade, at December 31, 2009. Consumer and other ABS consists of $868 million of auto, $150 million of student loan, $90 million of credit card and $409 million of other securities with unrealized gains of $10 million, and unrealized losses of $6 million, $1 million and $39 million, respectively. At December 31, 2009, $437 million or 28.8% of Consumer and other ABS securities are insured by five bond insurers.

       Equity securities    Equity securities include common stocks, real estate investment trust equity investments and non-redeemable preferred stocks. The equity securities portfolio was $5.02 billion at December 31, 2009 compared to $2.81 billion at December 31, 2008. The increase is attributable to purchases and increased equity valuations. Net unrealized gains totaled $179 million at December 31, 2009 compared to net unrealized losses of $332 million at December 31, 2008.

       Mortgage loans    Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $7.94 billion at December 31, 2009, compared to $10.23 billion at December 31, 2008, and primarily comprised loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. Our exposure to any metropolitan area is also highly diversified, with the largest exposure not exceeding 9.3% of the portfolio. The portfolio is diversified across several property types, with the largest concentrations of 35.3% in office and 24.2% in retail property types. Debt service coverage ratio represents the amount of cash flows from the property available to the borrower to meet principal and interest payment obligations. The average debt service coverage ratio of the portfolio as of December 31, 2009 was 1.9, and 5.8% of the mortgage loan portfolio had a debt service coverage ratio under 1.0. Mortgage loans with debt service coverage ratios below 1.0 generally have a higher level of risk, with 18.4% of these loans having valuation allowances totaling $26 million. Mortgage loans with debt service coverage below 1.0 for which valuation allowances have not been established, primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in occupancy is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees.

       In 2009, $853 million of commercial mortgage loans were contractually due. Of these, 67% were paid as due, 23% were extended generally for less than one year, 9% were refinanced and 1% were foreclosed or in the process of foreclosure. In addition, $1.27 billion that were not contractually due in 2009 were paid in full. We also currently have four loans totaling $37 million that were not contractually due in 2009 that are in the process of foreclosure. In total we have five loans totaling $49 million that are in foreclosure. We are aggressively pursuing workout solutions for all delinquent loans that are not in the process of foreclosure, which total $72 million, including refinancing, extensions and sales.

       We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risks, are reviewed at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status as necessary. Accrual of income is suspended for mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by a market based expected rate of return. The net carrying value of impaired loans at December 31, 2009 and 2008 was $409 million and $163 million, respectively. Total valuation allowances of $95 million and $4 million were held on impaired loans at December 31, 2009 and 2008, respectively. We recognized $97 million of realized capital losses related to increases in the valuation allowances on impaired loans for the year ended December 31, 2009 primarily due to deteriorating debt service coverage resulting from a decrease in occupancy and the risk associated with refinancing near-term maturities due to declining collateral valuations. We recognized $4 million of realized capital losses related to valuation allowances on impaired loans for the year ended December 31, 2008. Realized capital losses recognized on mortgage loans held for sale totaled $6 million and $74 million for the years ended December 31, 2009 and 2008, respectively. For further detail, see Note 4 to the consolidated financial statements.

       Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds. The overall limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types. The following table presents information about our limited partnership interests as of December 31, 2009.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting ("Cost")	$769	$272	$62	$1,103
Equity method of accounting ("EMA")	631	288	722	1,641

Total	$1,400	$560	$784	$2,744

Number of sponsors	84	40	11
Number of individual funds	133	88	75
Largest exposure to single fund	$39	$36	$108

       Our aggregate limited partnership exposure represented 2.8% and 2.9% of total invested assets as of December 31, 2009 and December 31, 2008, respectively.

       The following table shows the results from our limited partnership interests by fund type and accounting classification for the year ended December 31.

($ in millions)	2009				2008
	Cost	EMA (1)	Total income	Impairment write-downs (2)	Cost	EMA (1)	Total income	Impairment write-downs (2)
Private equity/debt funds	$16	$(61)	$(45)	$(79)	$28	$87	$115	$(47)
Real estate funds	1	(181)	(180)	(223)	8	(35)	(27)	(59)
Hedge funds	—	101	101	(6)	1	(124)	(123)	(6)

Total	$17	$(141)	$(124)	$(308)	$37	$(72)	$(35)	$(112)

(1)
Beginning in the fourth quarter of 2008, EMA LP income is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.
(2)
Impairment write-downs related to Cost limited partnerships were $297 million and $83 million in years ended December 31, 2009 and 2008, respectively. Impairment write-downs related to EMA LP were $11 million and $29 million in the years ended December 31, 2009 and 2008, respectively.

       Limited partnership interests, excluding impairment write-downs, produced losses of $124 million in 2009 compared to losses of $35 million in 2008. The loss from limited partnership interests in 2009 compared to 2008 is primarily related to losses from partnerships accounted for under the equity method of accounting resulting from lower net asset valuations of the real estate partnerships. Income on EMA LP is recognized on a delay due to the availability of the related financial statements. The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay. Limited partnership interests accounted for under the cost method of accounting recognize income only upon cash distributions by the partnership.

       Short-term investments    Our short-term investment portfolio was $3.06 billion and $8.91 billion at December 31, 2009 and 2008, respectively. The decrease in short-term investments was primarily due to funding reductions in contractholder obligations and purchases of fixed income securities.

       Other investments    Our other investments as of December 31, 2009 are comprised primarily of $1.13 billion of policy loans, $548 million of certain derivatives and $420 million of bank loans. Policy loans are carried at the unpaid principal balances. Bank loans are comprised primarily of senior secured corporate loans and are carried at amortized cost. For further detail on our use of derivatives, see the Net Realized Capital Gains and Losses section of the MD&A and Note 6 of the consolidated financial statements.

       Unrealized net capital losses    See Note 4 of the consolidated financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining whether securities are other-than-temporarily impaired. Unrealized net capital losses totaled $2.32 billion as of December 31, 2009, compared to unrealized net capital losses of $8.81 billion as of December 31, 2008. The improvement since December 31, 2008 for fixed income securities was primarily a result of tightening credit spreads on certain fixed income securities during 2009 that more than offset the rise in risk-free interest rates. The unrealized net capital gain for equity securities as of December 31, 2009 compared to unrealized net capital loss as of December 31, 2008 was a result of improvements in equity security valuations as a result of improving equity market conditions. The following table presents unrealized net capital gains and losses, pre-tax and after-tax at December 31.

($ in millions)	2009	2008
U.S. government and agencies	$203	$962
Municipal	(403)	(1,717)
Corporate	345	(3,413)
Foreign government	291	469
RMBS	(1,500)	(1,445)
CMBS	(925)	(1,994)
ABS	(488)	(1,348)
Redeemable preferred stock	—	(10)

Fixed income securities (1)	(2,477)	(8,496)
Equity securities	179	(332)
Short-term investments	—	3
Derivatives	(23)	11

Unrealized net capital gains and losses, pre-tax	(2,321)	(8,814)
Amounts recognized for:
Insurance reserves (2)	—	(378)
DAC and DSI (3)	990	3,500

Amounts recognized	990	3,122
Deferred income taxes	461	1,954

Unrealized net capital gains and losses, after-tax	$(870)	$(3,738)

(1)
Unrealized net capital gains and losses for fixed income securities as of December 31, 2009 comprises $(679) million related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $(1,798) million related to other unrealized net capital gains and losses.
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
(3)
The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized. Only the unrealized net capital gains and losses on the Allstate Financial fixed annuity and interest-sensitive life product portfolios are used in this calculation. The DAC and DSI adjustment balance, subject to limitations, is determined by applying the DAC and DSI amortization rate to unrealized net capital gains or losses. Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest. The DAC and DSI adjustment balance was limited as of December 31, 2008 because the calculated amount, when added to the DAC and DSI balance before the impact of unrealized capital gains and losses, was greater than originally deferred costs plus interest. The DAC and DSI adjustment balance is below the limitation as of December 31, 2009. The limitation amount changes from period to period based on changes in the DAC and DSI balance before the impact of unrealized capital gains and losses, as well as new deferrals and interest.

       The net unrealized loss for the fixed income portfolio totaled $2.48 billion, comprised of $2.47 billion of gross unrealized gains and $4.95 billion of gross unrealized losses at December 31, 2009. This is compared to a net unrealized loss for the fixed income portfolio totaling $8.50 billion, comprised of $2.54 billion of gross unrealized gains and $11.04 billion of gross unrealized losses at December 31, 2008.

       Gross unrealized gains and losses as of December 31, 2009 on fixed income securities by type and sector are provided in the table below.

			Gross unrealized			Amortized cost as a percent of par value (2)	Fair value as a percent of par value (2)
($ in millions)	Par value (1)	Amortized cost			Fair value
			Gains	Losses
Corporate:
Banking	$4,345	$4,131	$81	$(367)	$3,845	95.1%	88.5%
Financial services	3,482	3,370	95	(100)	3,365	96.8	96.6
Utilities	5,752	5,755	291	(79)	5,967	100.1	103.7
Consumer goods (cyclical and non-cyclical)	4,872	4,917	202	(75)	5,044	100.9	103.5
Transportation	1,670	1,684	59	(50)	1,693	100.8	101.4
Capital goods	3,363	3,367	127	(42)	3,452	100.1	102.6
Communications	1,841	1,826	83	(26)	1,883	99.2	102.3
Basic industry	1,501	1,520	68	(21)	1,567	101.3	104.4
Technology	1,132	1,157	40	(13)	1,184	102.2	104.6
Energy	2,132	2,143	89	(13)	2,219	100.5	104.1
FDIC guaranteed	1,513	1,523	18	—	1,541	100.7	101.9
Other	1,528	1,377	39	(61)	1,355	90.1	88.7

Total corporate fixed income portfolio	33,131	32,770	1,192	(847)	33,115	98.9	100.0

U.S. government and agencies	7,580	7,333	219	(16)	7,536	96.7	99.4
Municipal	27,425	21,683	537	(940)	21,280	79.1	77.6
Foreign government	3,375	2,906	306	(15)	3,197	86.1	94.7
RMBS	9,984	9,487	130	(1,630)	7,987	95.0	80.0
CMBS	3,790	3,511	30	(955)	2,586	92.6	68.2
ABS	3,974	3,514	62	(550)	3,026	88.4	76.1
Redeemable preferred stock	47	39	1	(1)	39	83.0	83.0

Total fixed income securities	$89,306	$81,243	$2,477	$(4,954)	$78,766	91.0	88.2

(1)
Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity. These primarily included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $882 million, $8.19 billion, $1.42 billion, and $792 million, respectively.
(2)
Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 99.5% for corporates, 100.0% for municipals, 103.9% for foreign governments and 101.6% for U.S. government and agencies. Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 100.4% for corporates, 99.5% for municipals, 108.8% for foreign governments and 102.7% for U.S. government and agencies.

       The banking, financial services, utilities and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2009. While credit spreads have tightened in the last three quarters of 2009 from the historically high levels observed in the fourth quarter of 2008 and the first quarter of 2009, they remain wider than at initial purchase for certain securities in the portfolio.

       The scheduled maturity dates for fixed income securities in a gross unrealized loss position at December 31, 2009 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

($ in millions)	Unrealized loss	Percent to total	Fair value	Percent to total
Due in one year or less	$(14)	0.3%	$458	1.5%
Due after one year through five years	(171)	3.4	6,645	21.8
Due after five years through ten years	(302)	6.1	4,300	14.1
Due after ten years	(2,287)	46.2	13,551	44.4
RMBS and ABS (1)	(2,180)	44.0	5,574	18.2

Total	$(4,954)	100.0%	$30,528	100.0%

(1)
Because of the potential for prepayment, these securities are not categorized based on their contractual maturities.

       The equity portfolio is comprised of securities in the following sectors at December 31, 2009.

		Gross unrealized
	Amortized cost			Fair value
($ in millions)		Gains	Losses
Consumer goods (cyclical and non-cyclical)	$1,045	$65	$(33)	$1,077
Financial services	425	17	(31)	411
Banking	318	28	(18)	328
Communications	300	18	(10)	308
Energy	411	50	(9)	452
Capital goods	311	24	(8)	327
Technology	499	53	(6)	546
Utilities	159	6	(6)	159
Real estate	112	7	(4)	115
Basic industry	215	35	(3)	247
Transportation	81	7	(3)	85
Other (1)	969	71	(71)	969

Total equity securities	$4,845	$381	$(202)	$5,024

(1)
Other consists primarily of index-based securities.

       The net unrealized gain for the equity portfolio totaled $179 million, comprised of $381 million of unrealized gains and $202 million of unrealized losses at December 31, 2009. This is compared to a net unrealized loss for the equity portfolio totaling $332 million, comprised of $112 million of unrealized gains and $444 million of unrealized losses at December 31, 2008. Within the equity portfolio, the losses were primarily concentrated in index-based securities and the consumer goods, financial services, banking, communications and energy sectors. The unrealized losses in these sectors were company and sector specific. As of December 31, 2009, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

       Other-than-temporary impairment evaluation    We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities through a screening process which identifies instances where the fair value compared to amortized cost for fixed income securities and cost for equity securities is below established thresholds, and also includes the monitoring of other criteria such as ratings, ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. All investments in an unrealized loss position at December 31, 2009 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

       Due to recent market conditions and liquidity concerns, as well as wider credit spreads than at initial purchase which persist in certain markets, particularly related to structured assets, the extent and duration of a decline in fair value have become less indicative of when the market may believe there has been credit deterioration with respect to an issue or issuer. While we continue to use declines in fair value and the length of time a security is in an unrealized loss position as indicators of potential credit deterioration, our determination of whether a security's decline in fair value is other-than-temporary has placed greater emphasis on our analysis of the underlying credit and collateral.

       The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

($ in millions, except number of issues)	December 31, 2009				December 31, 2008
	Fixed income				Fixed income
	Investment grade	Below investment grade	Equity	Total	Investment grade	Below investment grade	Equity	Total
Category (I): Unrealized loss less than 20% of cost (1) (2)
Number of issues	2,626	290	1,517	4,433	4,303	275	112	4,690
Fair value	$24,260	$1,724	$1,703	$27,687	$29,070	$1,172	$1,269	$31,511
Unrealized	$(1,198)	$(181)	$(167)	$(1,546)	$(2,523)	$(147)	$(74)	$(2,744)
Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1) (2)
Number of issues	81	30	171	282	1,216	356	221	1,793
Fair value	$444	$191	$68	$703	$8,445	$1,555	$676	$10,676
Unrealized	$(142)	$(77)	$(24)	$(243)	$(5,365)	$(902)	$(365)	$(6,632)
Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months (1) (2)
Number of issues	26	30	3	59	208	29	1	238
Fair value	$196	$167	$14	$377	$878	$136	$2	$1,016
Unrealized	$(112)	$(86)	$(6)	$(204)	$(1,686)	$(197)	$(1)	$(1,884)
Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months (1) (2)
Number of issues	415	257	2	674	41	5	1	47
Fair value	$2,118	$1,428	$14	$3,560	$79	$16	$3	$98
Unrealized	$(1,689)	$(1,469)	$(5)	$(3,163)	$(200)	$(21)	$(4)	$(225)

Total number of issues	3,148	607	1,693	5,448	5,768	665	335	6,768

Total fair value	$27,018	$3,510	$1,799	$32,327	$38,472	$2,879	$1,950	$43,301

Total unrealized losses	$(3,141)	$(1,813)	$(202)	$(5,156)	$(9,774)	$(1,267)	$(444)	$(11,485)

(1)
For fixed income securities, cost represents amortized cost.
(2)
At December 31, 2009, gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which we have recorded a credit loss in earnings are included as follows: Category (I) $17 million, Category (II) $24 million, Category (III) $31 million, and Category (IV) $677 million.

       Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market's evaluation of certain sectors. The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired. The largest individual unrealized loss was $57 million for category (I) and $13 million for category (II) as of December 31, 2009.

       Gross unrealized losses on fixed income securities in Category (II) decreased $6.05 billion since December 31, 2008. This change was primarily the result of improved market conditions resulting in higher valuations, which either caused a shift to Category (I) or created an overall gross unrealized gain position. The remainder of the reduction in Category (II) is a result of losses shifting into Category (III) and (IV) due to continued aging of losses in a continuous unrealized loss position of greater than or equal to 20% of amortized cost and the resetting of unrealized losses to the historical point of impairment for securities impacted by the adoption of new OTTI accounting guidance on April 1, 2009.

       Categories (III) and (IV) are affected by macroeconomic and credit pressures upon real estate valuations and borrowers, and issue, issuer or industry specific conditions. The degree to which and/or length of time these securities have been in an unrealized loss position subject them to increased scrutiny through our portfolio monitoring process. The largest individual unrealized loss was $28 million for Category (III) and $48 million for Category (IV) as of

December 31, 2009. Category (III) and (IV) fixed income securities at December 31, 2009 are listed in the following table by fixed income security type and investment quality classification.

($ in millions)	Investment grade
	Category (III)		Category (IV)		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal	$96	$(47)	$290	$(219)	$386	$(266)
Corporate	50	(39)	342	(138)	392	(177)
RMBS	46	(24)	460	(385)	506	(409)
CMBS	—	—	652	(727)	652	(727)
ABS	4	(2)	374	(220)	378	(222)

	$196	$(112)	$2,118	$(1,689)	$2,314	$(1,801)

	Below investment grade
	Category (III)		Category (IV)		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal	$77	$(24)	$185	$(106)	$262	$(130)
Corporate	31	(15)	97	(41)	128	(56)
RMBS	55	(41)	783	(992)	838	(1,033)
CMBS	—	—	63	(119)	63	(119)
ABS	4	(6)	300	(211)	304	(217)

	$167	$(86)	$1,428	$(1,469)	$1,595	$(1,555)

Total	$363	$(198)	$3,546	$(3,158)	$3,909	$(3,356)

       As of December 31, 2009, our gross unrealized losses in Category (III) and (IV) were primarily concentrated in structured securities, as we have experienced declines in fair value since the time of initial purchase. As of December 31, 2009, RMBS, CMBS and ABS comprised $1.54 billion and $1.21 billion of investment grade and below investment grade securities in Category (III) and (IV), respectively. Consistent with their rating, our portfolio monitoring indicates that the investment grade securities have a relatively low risk of default. Securities rated below investment grade, whether at issue or upon subsequent downgrade, have a higher level of risk and can be more volatile.

       A key consideration in the determination of other-than-temporary impairment for structured securities is whether the present value of loss adjusted cash flows from the underlying collateral will be sufficient to recover our amortized cost basis. This evaluation focuses on the adequacy of credit enhancement relative to the performance of the underlying collateral, adjusted for projected defaults and prepayments. Credit enhancement includes, but is not limited to, structural subordination, guarantees and reserves. Key future collateral performance considerations include historical default/prepayment trends, as well as projected macroeconomic variables such as unemployment rates and interest rates. In general, securities with credit enhancement in excess of projected loss-adjusted collateral performance are deemed not other-than-temporarily impaired. Securities with deficient credit enhancement are deemed other-than-temporarily impaired and the difference between the estimated recovery value and amortized cost is recorded in earnings as a credit loss.

       A description of the other-than-temporary impairment assessment for our RMBS and CMBS, which comprise a majority of our Category (III) and (IV) unrealized losses, follows:

  •
  The credit loss evaluation for non-agency RMBS securities, including Prime, Alt-A and Subprime securities, primarily relies on projections of losses based on future collateral performance, taking into account security specific delinquency and loss severity trends on the underlying mortgage collateral to date. The expected performance of each transaction considers projected collateral losses and credit enhancement levels, as well as an assessment of the origination practices of the transaction sponsor, geographic diversification, overall transaction structure, collateral type and quality, transaction vintage year and other considerations that may be of concern. Our default estimates on the underlying mortgage collateral are forward looking and generally based upon security specific performance trends to date as well as our overall economic outlook, with a focus on housing, unemployment and GDP expectations, and consider other factors that may influence future borrower behaviors. Our loss severity estimates are forward looking and incorporate estimates of future house price appreciation/depreciation expectations and estimates of foreclosure timing and expenses.

  •
  The credit loss evaluation for CMBS primarily relies on model-driven projections of future collateral performance, taking into account all reasonably available information specific to the underlying commercial mortgage loans including estimates of current and future property value, current and projected rental income and the credit enhancement levels. Estimates of future property value and rental income consider specific property-type and metro area economic trends such as property vacancy rates and rental rates, employment indicators and building industry fundamentals. Other considerations include borrower payment history, the origination practices of the transaction sponsor, overall collateral quality and diversification, transaction vintage year, maturity date, overall structure of the transaction and other factors that may influence performance. Actual realized losses in the CMBS market have historically been low, therefore our projection of collateral performance is informed by credit opinions obtained from third parties, such as nationally recognized credit rating agencies, industry analysts and a CMBS loss modeling advisory service.

       For structured securities deemed other-than-temporarily impaired, we recognized the estimated credit loss in earnings, while $700 million of unrealized losses related to factors other than credit remains classified in OCI. Structured securities deemed not other-than-temporarily impaired are current on contractual or expected payments and our detailed analysis of the underlying credit and related cash flows has concluded that our amortized cost basis is recoverable or the securities are reliably insured. The declines in fair value are primarily due to credit spread widening in the structured security marketplace and increased liquidity discounts.

       We believe that the unrealized losses on our fixed income securities are not predictive of their ultimate performance and the unrealized losses should reverse over the remaining lives of the securities. We anticipate that these securities will recover in line with our best estimate of the expected cash flows which are used for other-than-temporary impairment evaluations as well as managing the portfolio. As of December 31, 2009, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis. Our evaluation of whether it is more likely than not we will be required to sell a security before recovery of its amortized cost basis is supported by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations.

       Additionally, whenever our initial analysis indicates that a fixed income security's unrealized loss of 20% or more for at least 36 months or any equity security's unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that the unrealized loss is related to other factors and recognition of a credit loss write-down is not appropriate. As of December 31, 2009, one perpetual preferred equity security with an unrealized loss of $4 million met these criteria.

       We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as "problem," "restructured," or "potential problem." Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan. Fixed income and bank loan investments are categorized as restructured when the debtor is in financial difficulty and we grant a concession. Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest according to the original terms, which causes us to believe these investments may be classified as problem or restructured in the future.

       The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments, at December 31.

($ in millions)	2009
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$115	$93	80.9%	$81	70.4%	0.1%
Problem	823	321	39.0	221	26.9	0.3
Potential problem	2,630	1,651	62.8	977	37.1	1.2

Total	$3,568	$2,065		$1,279		1.6%

Cumulative write-downs recognized (3)		$1,188

	2008
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$101	$86	85.2%	$76	75.3%	0.1%
Problem	1,027	228	22.2	186	18.1	0.3
Potential problem	1,896	707	37.3	517	27.3	0.7

Total	$3,024	$1,021	33.8	$779	25.8	1.1%

Cumulative write-downs recognized (3)		$1,673

(1)
The difference between par value and amortized cost of $1.50 billion at December 31, 2009 and $2.00 billion at December 31, 2008 is primarily attributable to write-downs. Par value has been reduced by principal payments.
(2)
Bank loans are reflected at amortized cost.
(3)
Cumulative write-downs recognized only reflects impairment write-downs related to investments within the problem, potential problem and restructured categories.

       At December 31, 2009, amortized cost for the problem category was $321 million and was comprised of $143 million of Subprime, $69 million of corporates (primarily privately placed) and $68 million of municipal bonds. Also included were $25 million of bank loans, $8 million of Consumer and other ABS, $5 million of Alt-A and $3 million of CDO. The increase of $93 million over December 31, 2008 is primarily attributable to additional Subprime. The amortized cost of problem investments with a fair value less than 80% of amortized cost totaled $159 million with unrealized losses of $102 million and fair value of $57 million.

       At December 31, 2009, amortized cost for the potential problem category was $1.65 billion and was comprised of $538 million of Subprime, $408 million of Alt-A, $213 million of corporates (primarily privately placed) and $196 million of CMBS. Also included were $129 million of CDO, $72 million of Prime, $62 million of municipal bonds, $26 million of bank loans and $7 million of Consumer and other ABS. The increase of $944 million from December 31, 2008 is primarily attributable to additional Subprime, Alt-A, CMBS and corporates (primarily privately placed). The amortized cost of potential problem investments with a fair value less than 80% of amortized cost totaled $1.29 billion with unrealized losses of $709 million and fair value of $585 million.

       Net investment income    The following table presents net investment income for the years ended December 31.

($ in millions)	2009	2008	2007
Fixed income securities	$3,998	$4,783	$5,459
Equity securities	80	120	114
Mortgage loans	498	618	600
Limited partnership interests	17	62	293
Short-term	27	195	221
Other	(10)	54	191

Investment income, before expense	4,610	5,832	6,878
Investment expense	(166)	(210)	(443)

Net investment income (1)	$4,444	$5,622	$6,435

(1)
Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income. The amount of EMA LP income included in net investment income was $24 million in 2008 and $198 million in 2007.

       Net investment income decreased 21.0% or $1.18 billion in 2009 compared to 2008, primarily due to lower yields, actions to shorten duration and maintain additional liquidity in the portfolio, along with reduced average investment balances. Lower yields were particularly impacted by short-term and variable rate assets. Also contributing to the decline in 2009 was lower income on limited partnership interests and decreased dividends on equity securities.

       During 2009, our fixed income and mortgage loan portfolio continued to generate significant cash flows from maturities, principal and interest receipts totaling $11.51 billion. These cash flows increased our flexibility to take advantage of market opportunities and manage liabilities. Increased market stability drove a more positive market outlook and improved liquidity in the portfolios, which led us to deploy $16.6 billion of short-term investments and cash receipts into securities, primarily fixed income and equities, to generate income and capital appreciation.

       Total investment expenses decreased $233 million in 2008 compared to 2007. The 2008 decrease was primarily due to lower expenses associated with a lower amount of collateral received in connection with securities lending transactions.

       Net realized capital gains and losses    The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2009	2008	2007
Impairment write-downs	$(1,562)	$(1,983)	$(163)
Change in intent write-downs	(357)	(1,752)	(147)

Net other-than-temporary impairment losses recognized in earnings	(1,919)	(3,735)	(310)
Sales	1,272	(464)	1,483
Valuation of derivative instruments	367	(1,280)	(77)
Settlements of derivative instruments	(162)	486	139
EMA LP income	(141)	(97)	—

Realized capital gains and losses, pre-tax	(583)	(5,090)	1,235
Income tax (expense) benefit (1)	(45)	1,779	(437)

Realized capital gains and losses, after-tax	$(628)	$(3,311)	$798

(1)
Income tax expense for the year ended December 31, 2009 includes expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009. This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense. For a further discussion of changes in this valuation allowance, see the Deferred Taxes section of the MD&A.

       Impairment write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2009	2008	2007
Fixed income securities	$(886)	$(1,507)	$(109)
Equity securities	(237)	(328)	(25)
Mortgage loans	(97)	(4)	—
Limited partnership interests	(308)	(112)	(25)
Short-term investments	—	—	(1)
Other investments	(34)	(32)	(3)

Impairment write-downs	$(1,562)	$(1,983)	$(163)

       Impairment write-downs in 2009 were primarily the result of recovery assessments related to investments with commercial real estate exposure, including limited partnership interests, equity securities, mortgage loans and CMBS; RMBS which experienced deterioration in expected cash flows; ABS, including CDO squared, cash flow CDO and synthetic CDO, and hybrid corporate fixed income securities. $218 million of the fixed income security write-downs in 2009 related to securities that were subsequently disposed. Of the remaining, $516 million or 77.2% of the fixed income security write-downs in 2009 related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default. For these securities, as of December 31, 2009, there have either been no defaults or defaults have only impacted classes lower than our position in the capital structure. $125 million of the fixed income security write-downs in 2009 related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value. $27 million in 2009 related to fixed income securities for which future cash flows are very uncertain.

       Hybrid corporate fixed income securities are assessed for other-than-temporary impairment as fixed income securities, when they are expected to perform like a fixed income security. However, when credit-related reasons increase the risk of deferred payment, they may be assessed for other-than-temporary impairment in a manner similar to equity securities. In 2009, hybrid securities issued primarily by European financial institutions were assessed as equity securities and written down for other-than-temporary impairment resulting in $142 million of realized capital losses. These hybrid securities that were still held as of December 31, 2009 had a fair value of $130 million.

       Equity securities were written down primarily due to the length of time and extent fair value was below cost, considering our assessment of the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends.

       Limited partnership impairment write-downs related primarily to Cost limited partnerships which experienced significant declines in portfolio valuations and we could not assert the recovery period would be temporary. To determine if an other-than-temporary impairment has occurred related to a Cost limited partnership, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other recent adverse events since the last financial statements received that might affect the fair value of the investee's capital.

       Change in intent write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2009	2008	2007
Fixed income securities	$(318)	$(1,555)	$(84)
Equity securities	(27)	(120)	(32)
Mortgage loans	(6)	(74)	(30)
Other investments	(6)	(3)	(1)

Change in intent write-downs	$(357)	$(1,752)	$(147)

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

       The change in intent write-downs in 2009 were a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments. The change in intent write-downs in 2008 were a result of our risk mitigation and return optimization programs, enterprise asset allocations and ongoing comprehensive reviews of our portfolios.

       Sales generated $1.27 billion of net realized gains in 2009 primarily due to $445 million and $636 million of gains on sales of equity and U.S. and foreign government fixed income securities, respectively. Sales of equity securities were primarily in connection with a change in strategy that uses a more passive portfolio management approach with a greater emphasis on asset allocation decisions. Net realized losses from sales in 2008 were due to net realized losses on equity securities of $701 million comprised of gross losses of $1.45 billion and gross gains of $751 million. The gross losses in 2008 primarily resulted from the execution of tax planning strategies primarily within our equity portfolios that are effectively carried on a lower of cost or fair value basis to realize capital loss carryback benefits.

       Valuation and settlement of derivative instruments recorded as net realized capital gains totaling $205 million for the year ended December 31, 2009 included $367 million of gains on the valuation of derivative instruments and $162 million of losses on the settlement of derivative instruments. For the year ended December 31, 2008, net realized capital losses on the valuation and settlement of derivative instruments totaled $794 million.

       Losses from the risk management programs primarily occurred in the equity hedge program and related to a decrease in volatility and increase in the equity index.

       A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level. A duration target and range is established with an economic view of liabilities relative to a long-term investment portfolio view. Tactical duration management is accomplished through both cash market transactions, sales and new purchases and derivative activities that generate realized gains and losses. As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio. This approach mitigates the impacts of general interest rate changes to our overall financial condition.

       At December 31, 2009, our securities with embedded options totaled $1.41 billion, a decrease in fair value of $51 million from December 31, 2008, resulting in realized capital gains on valuation of $120 million, net sales activity of $325 million, and unrealized net capital gains reported in other comprehensive income ("OCI") of $154 million for the host securities. Net unrealized capital gains were further decreased by $42 million due to amortization and impairment write-downs on the host securities. The change in fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI. Total amortized cost exceeded total fair value by $1 million at December 31, 2009. Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value if held to maturity unless the issuer of the note defaults. Total par value exceeded fair value by $3 million at December 31, 2009.

       The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy for the years ended December 31.

($ in millions)	2009			2008	2007	2009 Explanations
	Valuation	Settlements	Total	Total	Total
Risk management Property–Liability Portfolio duration management	$15	$18	$33	$(10)	$(50)	Interest rate swaps are used to offset the effects of changing interest rates on a portion of the Property-Liability fixed income portfolio that is reported in unrealized net capital gains or losses in OCI. The 2009 gains, resulting from increasing interest rates, are offset in net unrealized capital gains and losses in OCI to the extent it relates to changes in risk-free rates.
Interest rate spike exposure	(50)	(8)	(58)	(97)	(20)

Interest rate swaption contracts, with terms of less than one year, and exchange traded options on treasury futures, with three month terms, provide an offset to declines in fixed income market values resulting from potential rising interest rates. As of December 31, 2009, the notional of our over-the-counter ("OTC") swaption positions totaled $9.50 billion and the notional of our exchange traded options totaled $3.00 billion. Exchange traded options on treasury futures are utilized to supplement the protection provided by swaption contracts without increasing the counterparty risk associated with OTC contracts. The 2009 loss primarily relates to the impact of the decline in volatility on the option on treasury futures and swaption contracts. If interest rates do not increase above the strike rate, the maximum loss on swaptions and options on treasury futures is limited to the amount of the premium paid. The program is anticipated to be revised throughout the year as capital market conditions change.

Hedging unrealized gains on equity securities	34	(260)	(226)	420	61

Exchange traded put options provide an offset to significant declines in our equity portfolio from equity market declines below a targeted level. Options can expire, terminate early or the option can be exercised. If the price level of the equity index does not fall below the put's strike price, the maximum loss on purchased puts is limited to the amount of the premium paid. The 2009 settlement losses on options were primarily the result of a decrease in volatility and an increase in the price levels of the equity index and were partially offset by net unrealized capital gains and losses of our equity portfolio reflected in OCI to the extent it relates to changes in price levels of the equity index. In addition, short S&P futures are used to provide an offset to declines in valuations in our equity securities portfolio reported in unrealized net capital gains or losses in accumulated OCI. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. The 2009 settlement losses on futures were primarily the result of an increase in the price levels of the equity index and were partially offset by net unrealized capital gains and losses of our equity portfolio reflected in OCI to the extent it relates to changes in the equity index price levels.

Foreign currency contracts	15	(11)	4	(27)	6
Credit risk reduction	(31)	(14)	(45)	48	8	Losses are primarily the result of tightening credit spreads on referenced credit entities.
Other	—	2	2	(29)	(16)
Allstate Financial
Duration gap management	225	63	288	(503)	(27)	Interest rate caps, floors and swaps are used by Allstate Financial to balance interest-rate sensitivities of its assets and liabilities. The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration. The contracts can be terminated and settled at any time with minimal additional cost. The maximum loss on caps and floors is limited to the amount of premiums paid. The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts. The 2009 gains, resulting from increasing interest rates, are offset in unrealized capital gains and losses of our fixed income securities in OCI to the extent it relates to changes in risk-free rates.
Anticipatory hedging	(7)	(11)	(18)	153	(30)

Futures and interest rate swaps are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments unrealized loss in OCI. The 2009 losses were caused by an increase in risk-free interest rates over the life of the net short position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	10	—	10	(29)	(22)

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, increased due to an increase in interest rates.

($ in millions)	2009			2008	2007	2009 Explanations
	Valuation	Settlements	Total	Total	Total
Hedging unrealized gains on equity indexed notes	—	—	—	7	1
Hedge ineffectiveness	(1)	—	(1)	(4)	(13)	The hedge ineffectiveness of $(1) million includes $176 million in realized capital gains on swaps that were offset by $177 million in realized capital losses on the hedged risk.
Foreign currency contracts	3	—	3	(1)	(13)
Credit risk reduction	(26)	(24)	(50)	17	—	Losses are primarily the result of tightening credit spreads on referenced credit entities.
Other	—	—	—	1	(1)

Total Risk management	$187	$(245)	$(58)	$(54)	$(116)
Income generation
						The 2009 changes in valuation are due to tightening credit spreads on referenced credit entities, and would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs. For further discussion on CDS, see Note 6 of the consolidated financial statements.
Asset replication — credit exposure
Property–Liability	$9	$4	$13	$(41)	$(12)
Allstate Financial	51	13	64	(62)	(18)

Total	60	17	77	(103)	(30)

Asset replication — equity exposure Property–Liability	—	66	66	(84)	16	Exchange traded equity index future contracts are used to replicate equity market returns. The 2009 gains were the result of an increase in price levels of the equity index.
Commodity derivatives —
Property–Liability	—	—	—	(44)	106

Total Income generation	$60	$83	$143	$(231)	$92

Accounting
Equity indexed notes — Allstate Financial	$28	$—	$28	$(290)	$38	Equity-indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon sale or maturity. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $45 million at December 31, 2009. Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the December 31, 2009 and December 31, 2008 holdings, respectively.
						($ in millions)	December 31, 2009	Change in fair value	Change due to net sale activity	December 31, 2008
						Par value	$475	$—	$(325)	$800

						Amortized cost of host contract	$344	$21	$(163)	$486
						Fair value of equity-indexed call option	89	28	(71)	132

						Total amortized cost	$433	$49	$(234)	$618

						Total fair value	$430	$62	$(265)	$633

						Unrealized gain/loss	$(3)	$13	$(31)	$15

($ in millions)	2009			2008	2007	2009 Explanations
	Valuation	Settlements	Total	Total	Total
Conversion options in fixed income securities
Property–Liability	60	—	60	(143)	19
Allstate Financial	32	—	32	(77)	28
						Convertible bonds are fixed income securities that contain embedded options. Changes in valuation of the embedded option are reported in realized capital gains and losses. The results generally track the performance of underlying equities. Valuation gains and losses are converted into cash upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Fair value exceeded par value by $42 million at December 31, 2009. Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the December 31, 2009 and December 31, 2008 holdings, respectively.

Total	92	—	92	(220)	47
						($ in millions)	December 31, 2009	Change in fair value	Change due to net sale activity	December 31, 2008
						Par value	$936	$—	$(69)	$1,005

						Amortized cost of host contract	$664	$21	$(19)	$662
						Fair value of conversion option	312	92	19	201

						Total amortized cost	$976	$113	$—	$863

						Total fair value	$978	$212	$(60)	$826

						Unrealized gain/loss	$2	$99	$(60)	$(37)

Total Accounting	$120	$—	$120	$(510)	$85

Other	—	—	—	1	1

Total	$367	$(162)	$205	$(794) (1)	$62

Total Property-Liability	$52	$(203)	$(151)	$(7)	$118
Total Allstate Financial	315	41	356	(788)	(57)
Other	—	—	—	1	1

Total	$367	$(162)	$205	$(794) (1)	$62

(1)
Does not include $1 million of derivative gains related to the termination of fair value hedges and cash flow hedges which are included in sales and reported with the hedged risk.

       Included in the table above are net realized capital losses on the valuation and settlement of derivative instruments related to our risk mitigation and return optimization programs totaling $241 million for the year ended December 31, 2009. These realized capital gains and losses are detailed in the following table for the year ended December 31, 2009.

($ in millions)	Valuation	Settlement	Total
Portfolio duration management	$15	$18	$33
Interest rate spike exposure	(50)	(8)	(58)
Hedging unrealized gains on equity securities	34	(210)	(176)
Credit risk hedging	(19)	(21)	(40)

Total	$(20)	$(221)	$(241)

FAIR VALUE OF ASSETS AND LIABILITIES

       We have two types of situations where we have classified investments as Level 3 in the fair value hierarchy disclosures in Note 5 of the consolidated financial statements. The first is where quotes continue to be received from independent third-party valuation service providers and all significant inputs are market observable; however there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate. Among the indicators we consider in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the following:

  •
  Level of new issuances in the primary market;
  •
  Trading volume in the secondary market;
  •
  Level of credit spreads over historical levels;
  •
  Bid-ask spread; and
  •
  Price consensus among market participants and sources.

       The second situation where we have classified securities in Level 3 is where specific inputs to our fair value estimation models which are considered significant are not market observable. This has occurred in two principal categories. The first is for broker quotes. The second is our ARS backed by student loans for which a principal assumption, the anticipated date liquidity will return to this market, is not market observable.

       During 2009, certain Alt-A RMBS, Prime RMBS and ABS-credit card and auto were transferred into Level 2 from Level 3 as a result of increased liquidity in these markets (see Level 3 rollforward in Note 5 of the consolidated financial statements). This was evidenced by increased trading volume and the narrowing of bid-ask spreads for our specific holdings. Additionally, privately placed corporate fixed income securities that are valued using internal pricing models were transferred into Level 2 from Level 3 as a result of enhancements to the valuation methodology, refinements to model inputs and corroboration of our internal credit rating process by comparison to available external ratings. We have also implemented price validation procedures such as back-testing of actual sales, which corroborates the various model inputs to market observable data. When transferring these securities into Level 2, we do not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach. Accordingly, for securities included within this group, there was no change in fair value resulting in a realized or unrealized gain or loss.

       During 2009, certain CMBS were transferred into Level 3 from Level 2 as a result of decreased liquidity in these markets. This was evidenced by decreased trading volume and the widening of bid-ask spreads for these holdings. Transfers into Level 3 during 2009 also included situations where a fair value quote is not provided by our independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote resulting in the security being classified as Level 3. Transfers out of Level 3 during 2009 also included situations where a broker quote was used in the prior period and a fair value quote is now available from our independent third-party valuation service provider. A quote utilizing the new pricing source is not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities are not significant.

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

       We manage our exposure to market risk through the use of asset allocation, duration, simulation, and as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on the Property-Liability and Allstate Financial investment portfolios and, as appropriate, on individual components of these portfolios. These duration limits place restrictions on the amount of interest rate risk that may be taken. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies. For Allstate Financial, this day-to-day management is integrated with and informed by the activities of the ALM organization. This integration is intended to result in a prudent, methodical and effective adjudication of market risk and return, conditioned by the unique demands and dynamics of Allstate Financial's product liabilities and supported by the continuous application of advanced risk technology and analytics.

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

       We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2009, the difference between our asset and liability duration was (0.24), compared to a 0.02 gap at December 31, 2008. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets. The Property-Liability segment generally maintains a positive duration gap between its assets and liabilities due to the relatively short duration of auto and homeowners claims, which are its primary liabilities. The Allstate Financial segment may have a positive or negative duration gap, as the duration of its assets and liabilities vary with its product mix and investing activity. At December 31, 2009, Property-Liability had a positive duration gap while Allstate Financial had a negative duration gap.

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

       We pledge and receive collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, we have pledged securities and cash as margin deposits totaling $19 million as of December 31, 2009. For OTC derivative transactions including interest rate swaps, foreign currency swaps, interest rate caps, interest rate floors and CDS, master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements and, when applicable, we are required to post collateral. As of December 31, 2009, we held cash of $209 million pledged by counterparties as collateral for OTC instruments; we pledged securities of $171 million as collateral to counterparties.

       We performed a sensitivity analysis on OTC derivative collateral requirements by assuming a hypothetical reduction in our S&P insurance financial strength ratings from AA- to A and a 100 basis point decline in interest rates. The analysis indicated that we would have to post an estimated $327 million in additional collateral with 67.3% attributable to Allstate Financial. The selection of these hypothetical scenarios should not be construed as our prediction of future events, but only as an illustration of the estimated potential effect of such events. We also actively manage our counterparty credit risk exposure by monitoring the level of collateral posted by our counterparties with respect to our receivable positions.

       To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments, and certain other items including unearned premiums, property-liability insurance claims and claims expense reserves, annuity liabilities and other interest-sensitive liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. The preceding assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities. Additionally, the calculations include assumptions regarding the renewal of property-liability policies.

       Based upon the information and assumptions used in the duration calculation, and interest rates in effect at December 31, 2009, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by $378 million, compared to $81 million at December 31, 2008. Reflected in the duration calculation are the effects of a program that uses options on Treasury futures to manage the Property-Liability interest rate risk exposures relative to duration targets, as well as a program that uses interest rate swaptions to manage the risk of a large rate increase. In calculating the impact of a 100 basis point increase on the value of the derivatives, we have assumed interest rate volatility remains constant. Based on the option on Treasury futures and swaption contracts in place at December 31, 2009, we would recognize realized capital gains totaling $433 million in the event of a 100 basis point immediate, parallel interest rate increase and $108 million in realized capital losses in the event of a 100 basis point immediate, parallel interest rate decrease on these derivatives. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. There are $8.12 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments. These assets and the associated liabilities have not been included in the above estimate. The $8.12 billion of assets excluded from the calculation has increased from the $6.79 billion reported at December 31, 2008 as fixed income valuations have improved as a result of significant tightening of credit spreads. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $459 million, compared to a decrease of $515 million at December 31, 2008.

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

       Spread duration is calculated similarly to interest rate duration. At December 31, 2009, the spread duration of Property-Liability assets was 5.02, compared to 5.46 at December 31, 2008 and the spread duration of Allstate Financial assets was 4.79, compared to 4.30 at December 31, 2008. Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect at December 31, 2009, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings ("spread shock") would decrease the net fair value of the assets by $3.85 billion, compared to $3.61 billion at December 31, 2008. Reflected in the duration calculation are the effects of our risk mitigation actions that use CDS to manage spread risk. Based on contracts in place at December 31, 2009, we would recognize realized capital gains totaling $47 million in the event of a 100 basis point immediate, parallel spread increase and $47 million in realized capital losses in the event of a 100 basis point immediate, parallel spread decrease. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

       Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. At December 31, 2009, we held $4.77 billion in common stocks and Exchange Traded Funds ("ETFs") and $3.86 billion in other securities with equity risk (including primarily convertible securities, limited partnership interests, non-redeemable preferred securities and equity-linked notes), compared to $2.54 billion and $3.65 billion, respectively, at December 31, 2008. 97.3% and 57.1% of these totals, respectively, represented assets of the Property-Liability operations at December 31, 2009, compared to 100.0% and 49.1%, respectively, at December 31, 2008. Additionally, we had 24,000 contracts in long Standard & Poor's 500 Composite Price Index ("S&P 500") puts at December 31, 2009 with a fair value of $50 million.

       At December 31, 2009, our portfolio of common stocks and other securities with equity risk had a cash market portfolio beta of 0.73, compared to a beta of 0.66 at December 31, 2008. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to an index such as the S&P 500. Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 7.3%, respectively. Based upon the information and assumptions we used to calculate beta at December 31, 2009, including the effect of the S&P 500 puts, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by $605 million, compared to $343 million at December 31, 2008, and an immediate increase in the S&P 500 of 10% would increase the net fair value by $615 million compared to $368 million at December 31, 2008. In calculating the impact of a 10% S&P index perturbation on the value of the puts, we have assumed index volatility remains constant. Based on the S&P 500 index put options in place at December 31, 2009, we would recognize losses totaling $17 million in the event of a 10% increase in the S&P 500 index and $27 million in gains in the event of a 10% decrease. The selection of a 10% immediate decrease or increase in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

       The beta of our common stocks and other securities with equity risk was determined using Barra's predictive beta. This beta is based on a company's fundamental data. The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.

       At December 31, 2009 and 2008, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $9.07 billion and $8.24 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with Prudential and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2009 and 2008 were $85 million and $95 million, respectively. Separate account liabilities related to variable life contracts were $708 million and $561 million in December 31, 2009 and 2008, respectively.

       At December 31, 2009 and 2008 we had $4.47 billion and $4.11 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the risk associated with these liabilities using equity-indexed options and futures, interest rate swaps, and eurodollar futures, maintaining risk within specified value-at-risk limits.

       Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including real estate funds and private equity funds, and our Canadian operations. We also have certain funding agreement programs and fixed income securities that are denominated in foreign currencies; however, derivatives are used to hedge the foreign currency risk of these funding agreements and approximately 82% of the fixed income securities. At both December 31, 2009 and 2008, we had $713 million in funding agreements denominated in foreign currencies.

       At December 31, 2009, we had $1.38 billion in foreign currency denominated equity investments, $686 million net investment in our foreign subsidiaries, and $148 million in unhedged non-dollar pay fixed income securities. These amounts were $593 million, $482 million, and $103 million, respectively, at December 31, 2008. 88.2% of the foreign currency exposure is in the Property-Liability business.

       Based upon the information and assumptions used at December 31, 2009, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed to would decrease the value of our foreign currency denominated instruments by $222 million, compared with an estimated $118 million decrease at December 31, 2008. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure is diversified across 39 currencies at December 31, 2009, compared to 38 currencies at December 31, 2008. Our largest individual foreign currency exposures at December 31, 2009 were to the Canadian dollar (35.5%) and the Euro (22.9%). The largest individual foreign currency exposures at December 31, 2008 were to the Canadian dollar (43.2%) and the Euro (19.2%). Our primary regional exposure is to Western Europe, with 40.5% at December 31, 2009, compared to 33.2% at December 31, 2008.

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

       Commodity price risk is the risk that we will incur economic losses due to adverse changes in the prices of commodities. This risk arises from commodity linked investments, such as the Dow Jones AIG Commodity Index and Goldman Sachs Commodity Index which is a broad based, oil dominated index. At December 31, 2009 and 2008, we had no exposure to the indices.

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

       We report unrecognized pension and other postretirement benefit cost in the Consolidated Statements of Financial Position as a component of accumulated other comprehensive income in shareholders' equity. It represents differences between the fair value of plan assets and the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans that have not yet been recognized as a component of net periodic cost. The measurement of the unrecognized pension and other postretirement benefit cost can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The unrecognized pension and other postretirement benefit cost at December 31, 2009 was $1.28 billion, an increase of $214 million from $1.07 billion at December 31, 2008. The increase was the result of a decrease in the discount rate used to value liabilities partially offset by increases in the value of plan assets. As of December 31, 2009 and 2008, each of our qualified pension plans had projected benefit obligations that exceeded plan assets.

       The market-related value component of expected returns recognizes plan losses and gains on equity securities over a five-year period, which we believe is consistent with the long-term nature of pension obligations. As a result, the effect of changes in fair value of equity securities on our net periodic pension cost may be experienced in periods subsequent to those in which the fluctuations actually occur.

       Net periodic pension cost in 2010 is estimated to be $348 million based on current assumptions, including settlement charges. This represents an increase compared to 2009 expense due to the effect of equity losses during the 2008 fiscal year and the decrease in discount rates experienced at the end of 2009. Net periodic pension cost decreased in 2009 due to the increase in discount rate for each pension plan, which resulted in lower amortization of net actuarial loss. Net periodic pension cost decreased in 2008 principally due to lower service cost, higher expected returns on plan assets, and lower amortization of net actuarial loss due to higher plan asset values. In 2008 and 2007, net pension cost included non-cash settlement charges primarily resulting from lump sum distributions made to agents. Additional settlement charges occurred during 2009, 2008 and 2007 also related to the Supplemental Retirement Income Plan as a result of lump sum payments made from the plan. Settlement charges are likely to continue for some period in the future as we settle our remaining agent pension obligations by making lump sum distributions to agents.

       Amounts recorded for pension cost and accumulated other comprehensive income are significantly affected by fluctuations in the returns on plan assets and the amortization of unrecognized actuarial gains and losses. Plan assets sustained net losses in prior periods primarily due to declines in equity and credit markets. These asset losses, combined with all other unrecognized actuarial gains and losses, resulted in amortization of net actuarial loss (and additional net periodic pension cost) of $15 million in 2009 and $37 million in 2008. We anticipate that the unrealized loss for our pension plans will exceed 10% of the greater of the projected benefit obligations or the market-related value of assets in 2011 and into the foreseeable future, resulting in additional amortization and net periodic pension cost.

       Amounts recorded for net periodic pension cost and accumulated other comprehensive income are also significantly affected by changes in the assumptions used to determine the weighted average discount rate and the expected long-term rate of return on plan assets. The weighted average discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed weighted average discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from bonds available in the Barclays corporate bond universe having ratings of at least "AA" by S&P or at least "Aa" by Moody's on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the credit spreads, yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost and accumulated other comprehensive income.

       Holding other assumptions constant, a hypothetical decrease of 100 basis points in the weighted average discount rate would result in an increase of $43 million in net periodic pension cost and a $373 million increase in the unrecognized pension and other postretirement benefit cost liability of our pension plans recorded as accumulated other comprehensive income as of December 31, 2009, compared to an increase of $37 million in net periodic pension cost and a $314 million increase in the unrecognized pension and other postretirement benefit cost liability as of December 31, 2008. A hypothetical increase of 100 basis points in the weighted average discount rate would decrease net periodic pension cost by $38 million and would decrease the unrecognized pension and other postretirement benefit cost liability of our pension plans recorded as accumulated other comprehensive income by $317 million as of December 31, 2009, compared to a decrease in net periodic pension cost of $8 million and a $267 million decrease in the unrecognized pension and other postretirement benefit cost liability of our pension plans recorded as accumulated other comprehensive income as of December 31, 2008. This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses.

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

       Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $39 million in pension cost at December 31, 2009, compared to $48 million at December 31, 2008. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $39 million at December 31, 2009, compared to $48 million at December 31, 2008.

       We target funding levels that do not restrict the payment of plan benefits in our domestic plans and were within our targeted range as of December 31, 2009. In 2009, we contributed $526 million to our pension plans, including $91 million of contributions as discussed below. We expect to contribute $340 million for the 2010 plan year to maintain the plans' funded status. This estimate could change significantly following either a dramatic improvement or decline in investment markets.

       In 2009, we became aware of allegations that some employees responsible for trading equity securities in certain portfolios of two AIC defined benefit pension plans and certain portfolios of AIC and an AIC subsidiary may have timed the execution of certain trades in order to enhance their individual performance under incentive compensation plans, without regard to whether such timing adversely impacted the actual investment performance of the portfolios.

       We retained outside counsel, who in turn engaged an independent economic consulting firm to conduct a review and assist us in understanding the facts surrounding, and the potential implications of, the alleged timing of these trades for the period from June 2003 to May 2009. The consulting firm reported that it was unable to determine from our records the precise amounts by which portfolio performance might have been adversely impacted during that period. Accordingly, the economic consultant applied economic modeling techniques and assumptions reasonably designed to estimate the potential adverse impact on the pension plans and the company accounts, taking into account, among other things, the distinctions between the pension plans and the company portfolios.

       Based on their work, the economic consultants estimated that the performance of the pension plans' portfolios could have been adversely impacted by approximately $91 million (including interest) and that the performance of the company portfolios could have been adversely impacted by approximately $116 million (including interest) in the aggregate over the six-year period under review. We believe that our financial statements and those for the pension plans properly reflected the portfolios' actual investment performance results during the entire period that was reviewed.

       In December 2009, based on the economic consultant's modeled estimates, we paid an aggregate of $91 million into the two defined benefit pension plans. These payments had no material impact on our reported earnings or shareholders' equity, but reduced our assets, operating cash flows, and unfunded pension liability to the plans. At December 31, 2009, our total assets, operating cash flows and shareholders' equity were $132.65 billion, $4.30 billion and $16.69 billion, respectively. At all times during this period, the plans were adequately funded pursuant to applicable regulatory and actuarial requirements. As a result of these additional funds in the plans, our future contributions to the plans, based on actuarial analysis, may be reduced. Using the economic consultant's calculation of the potential adverse impact on the portfolios, we currently estimate that the additional compensation paid to all the employees working in the affected group was approximately $1.2 million over the six-year period as a result of these activities. In late 2009, we retained an independent investment firm to conduct portfolio management and trading activity for the specific portfolios impacted by these activities. We have reported this matter to the U.S. Department of Labor and the U.S. Securities and Exchange Commission and have advised both agencies that we will respond to any questions they might have.

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

       With respect to our evaluation of the need for a valuation allowance related to the deferred tax asset on capital losses that have been realized but have not yet been recognized for tax purposes, we utilize prudent and feasible tax planning strategies that optimize the ability to carry back capital losses as well as the ability to offset future capital losses with unrealized capital gains that could be recognized for tax purposes. We have remaining capital loss carryback capacity of $1.47 billion and $465 million from 2007 and 2009, respectively.

       With respect to our evaluation of the need for a valuation allowance related to the deferred tax asset on unrealized capital losses on fixed income and equity securities, our tax planning strategies first consider the availability of unrealized capital gains to offset future capital losses and then we rely on our assertion that we have the intent and ability to hold certain securities with unrealized losses to recovery. As a result, the unrealized losses on these securities would not be expected to materialize and no valuation allowance on the associated deferred tax asset is needed.

       The total deferred tax valuation allowance was $11 million at December 31, 2009, $6 million at both September 30, 2009 and June 30, 2009, $379 million at March 31, 2009 and $49 million at December 31, 2008. The following table shows how changes in the valuation allowance were recorded in the consolidated financial statements in 2009.

($ in millions)		Adjustments recorded in the three months ended March 31, 2009		Adjustments recorded in the nine months ended December 31, 2009
				Impact of adoption of new OTTI accounting guidance as of April 1, 2009
	Balance as of December 31, 2008	Decrease to income	Decrease (increase) to other comprehensive income	Increase in retained income	Increase in other comprehensive income	Increase to income	Increase to other comprehensive income	Balance as of December 31, 2009
Property-Liability	$38	$112	$79	$(111)	$(32)	$(4)	$(78)	$4
Allstate Financial	11	142	(3)	(142)	—	—	(1)	7

Total	$49	$254	$76	$(253)	$(32)	$(4)	$(79)	$11

       Income tax expense for the year ended December 31, 2009 includes expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009. Of the $254 million, $142 million was attributable to Allstate Financial and was primarily related to other-than-temporary impairment write-downs that were not deductible for tax purposes as of March 31, 2009. $112 million was attributable to Property-Liability and was primarily related to unrealized losses on equity securities as of December 31, 2008 for which we were unable to demonstrate a tax planning offset with future capital gains as of March 31, 2009. This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense. The release of the valuation allowance is related to the reclassification of previously recorded other-than-temporary impairment write-downs from retained income to unrealized capital losses.

CAPITAL RESOURCES AND LIQUIDITY 2009 HIGHLIGHTS

•
Shareholders' equity as of December 31, 2009 was $16.69 billion, an increase of 32.0% from $12.64 billion as of December 31, 2008.
•
Deployable cash and investments at the parent holding company level totaled $3.07 billion at December 31, 2009 compared to $3.64 billion at December 31, 2008.
•
As of December 31, 2009, AIC statutory surplus is approximately $15.03 billion compared to $13.02 billion at December 31, 2008. These amounts include ALIC's statutory surplus of approximately $3.47 billion at December 31, 2009, compared to $3.25 billion at December 31, 2008.
•
At December 31, 2009, we held 35.3% of our total consolidated cash and investment portfolio, or $35.50 billion, in cash and liquid investments that are saleable within one quarter without significant additional net realized capital losses.
•
On January 2, 2009, we paid a quarterly shareholder dividend of $0.41. On April 1, 2009, July 1, 2009 and October 1, 2009, we paid a quarterly shareholder dividend of $0.20, respectively. On November 10, 2009, we declared a quarterly shareholder dividend of $0.20 payable on January 5, 2010. On February 23, 2010, we declared a quarterly shareholder dividend of $0.20 payable on April 1, 2010.

CAPITAL RESOURCES AND LIQUIDITY

       Capital resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources at December 31.

($ in millions)	2009	2008	2007
Common stock, retained income and other shareholders' equity items	$18,798	$17,442	$21,228
Accumulated other comprehensive (loss) income	(2,106)	(4,801)	623

Total shareholders' equity	16,692	12,641	21,851
Debt	5,910	5,659	5,640

Total capital resources	$22,602	$18,300	$27,491

Ratio of debt to shareholders' equity	35.4%	44.8%	25.8%
Ratio of debt to capital resources	26.1%	30.9%	20.5%

       Shareholders' equity increased in 2009, due primarily to decreases in unrealized net capital losses on investments and net income, partially offset by dividends paid to shareholders. Shareholders' equity decreased in 2008, due to unrealized net capital losses on investments, net loss, share repurchases, dividends paid to shareholders and an increase in the unrecognized pension and other postretirement benefit cost. The decrease to shareholders' equity resulting from the increase in the unrecognized pension and other postretirement benefit cost in 2008 was the result of unfavorable investment returns partially offset by the effects of higher discount rates. The change to the unrecognized pension and other postretirement benefit cost had an impact on shareholders' equity of $822 million unfavorable for pension, and $98 million favorable for other post employment benefits ("OPEB").

       On January 2, 2009, we paid a quarterly shareholder dividend of $0.41. On April 1, 2009, July 1, 2009 and October 1, 2009, we paid a quarterly shareholder dividend of $0.20, respectively. On November 10, 2009, we declared a quarterly shareholder dividend of $0.20 payable on January 5, 2010. On February 23, 2010, we declared a quarterly shareholder dividend of $0.20 payable on April 1, 2010.

       Debt increased $251 million in 2009 compared to December 31, 2008 and $19 million in 2008 compared to December 31, 2007 due to net increases in long-term debt. In May 2009, we issued $300 million of 6.20% Senior Notes due 2014 and $700 million of 7.45% Senior Notes due 2019, utilizing the registration statement filed with the Securities and Exchange Commission on May 8, 2009. The proceeds of this issuance were used for general corporate purposes, and to facilitate the repayment of the $750 million of 7.20% Senior Notes that matured on December 1, 2009. Except for $42 million in long-term debt related to the synthetic leases scheduled to mature in 2011, we do not have any required principal payments until 2012 when the $350 million of 6.125% Senior Notes is due. For further information on debt issuances, see Note 11 of the consolidated financial statements.

       At December 31, 2009 and 2008, there were no outstanding commercial paper borrowings.

       Share repurchases    We suspended our $2.00 billion share repurchase program in October, 2008 and did not complete it by the target date of March 31, 2009. No shares were repurchased under the program subsequent to October 2008. The share repurchase authorization expired on March 31, 2009 and no new share repurchase program has been authorized.

       Since 1995, we have acquired 457 million shares of our common stock at a cost of $19.09 billion, primarily as part of various stock repurchase programs. We have reissued 95 million shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities.

       Since 1995, the impact of total shares outstanding has been a net reduction of 359 million shares or 40.1%, primarily due to our repurchase programs.

       Financial ratings and strength    The following table summarizes our debt, commercial paper and insurance financial strength ratings at December 31, 2009.

	Moody's	Standard & Poor's	A.M. Best
The Allstate Corporation (senior long-term debt)	A3	A-	a-
The Allstate Corporation (commercial paper)	P-2	A-2	AMB-1
Allstate Insurance Company (insurance financial strength)	Aa3	AA-	A+
Allstate Life Insurance Company (insurance financial strength)	A1	AA-	A+

       Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.

       On November 20, 2009, A.M. Best affirmed The Allstate Corporation's debt rating of a- as well as the A+ financial strength ratings of AIC and ALIC. The outlook for ALIC was revised to negative from stable while the outlook for The Allstate Corporation and AIC remained stable. On November 23, 2009, S&P affirmed The Allstate Corporation's debt rating of A- as well as the AA- financial strength ratings of AIC and ALIC. The outlook for all S&P ratings remained negative. On January 29, 2009, S&P downgraded the rating for The Allstate Corporation to A- from A+, the financial strength ratings for AIC and ALIC to AA- from AA, and the commercial paper rating of The Allstate Corporation to A-2 from A-1. On November 5, 2009, Moody's affirmed The Allstate Corporation's debt rating of A3, AIC's financial strength rating of Aa3 and ALIC's financial strength rating of A1. The outlook for the Moody's ratings remained stable. On January 29, 2009, Moody's downgraded the rating for The Allstate Corporation to A3 from A2, the financial strength rating of AIC to Aa3 from Aa2, the financial strength rating of ALIC to A1 from Aa3, and the commercial paper rating of The Allstate Corporation to P-2 from P-1.

       We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. On December 22, 2009, A.M. Best affirmed the ratings of A- for Allstate New Jersey Insurance Company and Encompass Insurance Company of New Jersey, which write auto and homeowners insurance. Allstate New Jersey Insurance Company also has a Financial Stability Rating® of A" from Demotech. The outlook for these ratings is stable. On July 7, 2009, A.M. Best downgraded the financial strength ratings for the Castle Key Insurance Company and its subsidiaries (which underwrites personal lines property insurance in Florida) to B- from B+. The outlook for the ratings of Castle Key Insurance Company and its subsidiaries remain negative. On June 17, 2009, Demotech affirmed its Financial Stability Ratings® of A' for Castle Key Insurance Company and its subsidiaries.

       ALIC, AIC and the Corporation are party to the Amended and Restated Intercompany Liquidity Agreement ("Liquidity Agreement") which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. ALIC and AIC each serve as a lender and borrower and the Corporation serves only as a lender. AIC also has a capital support agreement with ALIC. Under the capital support agreement, AIC is committed to provide capital to ALIC to maintain an adequate capital level. The maximum amount of potential funding under each of these agreements is $1.00 billion. On June 16, 2009, the Corporation advanced $750 million to AIC under the Liquidity Agreement to facilitate investing activity. This amount was repaid on December 1, 2009 to provide funds for the Corporation to repay the $750 million of 7.20% Senior Notes that matured on December 1, 2009.

       In addition to the Liquidity Agreement, the Corporation also has an intercompany loan agreement with certain of its subsidiaries, which include, but are not limited to, AIC and ALIC. The amount of intercompany loans available to the Corporation's subsidiaries is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Corporation may use commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

       Allstate's domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2009, AIC's statutory surplus is approximately $15.03 billion compared to $13.02 billion at December 31, 2008. These amounts include ALIC's statutory surplus of approximately $3.47 billion at December 31, 2009, compared to $3.25 billion at December 31, 2008.

       The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company's premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies. AIC's premium to surplus ratio was 1.7x on December 31, 2009 compared to 2.0x in the prior year.

       State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property-liability companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2009, the RBC for each of our domestic insurance companies was within the range that we target.

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

       Liquidity sources and uses    Our potential sources of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Receipt of insurance premiums	X	X
Allstate Financial contractholder fund deposits		X
Reinsurance recoveries	X	X
Receipts of principal, interest and dividends on investments	X	X	X
Sales of investments	X	X	X
Funds from investment repurchase agreements, securities lending, commercial paper and line of credit agreements	X	X	X
Intercompany loans	X	X	X
Capital contributions from parent	X	X
Dividends from subsidiaries	X		X
Tax refunds/settlements	X	X	X
Funds from periodic issuance of additional securities			X
Funds from the settlement of our benefit plans			X

       Our potential uses of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Payment of claims and related expenses	X
Payment of contract benefits, maturities, surrenders and withdrawals		X
Reinsurance cessions and payments	X	X
Operating costs and expenses	X	X	X
Purchase of investments	X	X	X
Repayment of investment repurchase agreements, securities lending, commercial paper and line of credit agreements	X	X	X
Payment or repayment of intercompany loans	X	X	X
Capital contributions to subsidiaries	X		X
Dividends to shareholders/parent company	X	X	X
Tax payments/settlements	X	X
Share repurchases			X
Debt service expenses and repayment	X	X	X
Settlement payments of employee and agent benefit plans	X	X	X

       We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions. Liquidity is managed at both the entity and enterprise level across the Company, and is assessed on both base and stressed level liquidity needs. We believe we have sufficient liquidity to meet these needs, with $35.50 billion of cash and liquid investments saleable within 90 days without generating significant additional capital losses (35.3% of the total cash and investment portfolio). We expect $10.38 billion of investment portfolio cashflows from maturities, calls, and interest receipts over the next 12 months. Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.

       Parent company capital capacity    At the parent holding company level, we have deployable cash and investments totaling $3.07 billion as of December 31, 2009. These assets include liquid cash and investments that are generally saleable within one quarter totaling $2.64 billion. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. In 2010, AIC will have the capacity to pay dividends currently estimated at $1.50 billion without prior regulatory approval. We do not anticipate that ALIC will pay dividends to AIC in 2010. In addition, we have access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility. This provides funds for the parent company's relatively low fixed charges.

       In March 2009, the Corporation and AIC completed a previously approved capital contribution of $250 million of cash to ALIC. This capital contribution was funded by a dividend of $250 million paid to the Corporation in cash by Kennett Capital Holdings, LLC, a wholly owned subsidiary of the Corporation. In December 2009, AIC made a capital contribution to ALIC in the form of non-cash assets in the amount of $448 million. Pursuant to authority granted by its board in December 2009, AIC may make approximately $300 million in additional funds available to ALIC on or before March 1, 2010 by making capital contributions in cash or securities or by purchasing surplus notes or other securities from ALIC.

       The Corporation has access to additional borrowing to support liquidity as follows:

  •
  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2009, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.
  •
  Our primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility. Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend. The program is fully subscribed among 11 lenders with the largest commitment being $185 million. The commitments of the lenders are several and no lender is responsible for any other lender's commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement. This ratio at December 31, 2009 was 19.9%. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. There were no borrowings under the credit facility during 2009. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.
  •
  A universal shelf registration statement was filed with the Securities and Exchange Commission on May 8, 2009. We can use our current shelf registration to issue an unspecified amount of debt securities, common stock (including 363 million shares of treasury stock as of December 31, 2009), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

       Liquidity exposure    Contractholder funds as of December 31, 2009 were $52.58 billion. The following table summarizes contractholder funds by their contractual withdrawal provisions at December 31, 2009.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$8,916	17.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	22,341	42.5
Market value adjustments (2)	9,019	17.1
Subject to discretionary withdrawal without adjustments (3)	12,306	23.4

Total contractholder funds (4)	$52,582	100.0%

(1)
Includes $10.61 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)
$7.52 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.
(3)
98% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)
Includes $1.32 billion of contractholder funds on variable annuities reinsured to Prudential effective June 1, 2006.

       While we are able to quantify remaining scheduled maturities for our institutional products anticipating retail product surrenders is less precise. Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. Surrenders and partial withdrawals for our retail annuities decreased 7.8% in 2009 compared to 2008. The annualized surrender and partial withdrawal rate on deferred annuities, interest-sensitive life insurance and Allstate Bank products, based on the beginning of year contractholder funds, was 11.8% and 12.2% in 2009 and 2008, respectively. The annualized surrender and partial withdrawal rate on deferred fixed annuities was 11.0% in 2009 compared to 11.8% in 2008. Allstate Financial strives to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

       Our institutional products are primarily funding agreements backing medium-term notes. As of December 31, 2009, total institutional products outstanding were $4.35 billion. The following table presents the remaining scheduled maturities for our institutional products outstanding as of December 31, 2009.

($ in millions)
2010	$1,715
2011	760
2012	40
2013	1,750
2016	85

$4,350

       Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

       Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in our long-term debt rating of A3, A- and a- (from Moody's, S&P and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa3, AA- and A+ (from Moody's, S&P and A.M. Best, respectively) to below Baa2/BBB/A-, or a downgrade in ALIC's financial strength ratings from A1, AA- and A+ (from Moody's, S&P and A.M. Best, respectively) to below A1/AA-/A. The rating agencies also consider the interdependence of our individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

       The following table summarizes consolidated cash flow activities by business segment.

($ in millions)	Property-Liability (1)			Allstate Financial (1)			Corporate and Other (1)			Consolidated
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
Net cash provided by (used in):
Operating activities	$2,183	$1,746	$2,421	$2,196	$2,203	$2,930	$(78)	$(39)	$82	$4,301	$3,910	$5,433
Investing activities	(1,919)	2,012	1,255	4,755	2,779	266	604	(1,003)	(1,636)	3,440	3,788	(115)
Financing activities	(6)	(16)	66	(7,246)	(5,510)	(1,997)	(292)	(2,179)	(3,408)	(7,544)	(7,705)	(5,339)

Net increase (decrease) in consolidated cash										$197	$(7)	$(21)

(1)
Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

       Property-Liability    Higher cash provided by operating activities for Property-Liability in 2009 compared to 2008 was primarily due to income tax refunds in 2009 compared to tax payments in 2008 and lower claim payments. Lower cash provided by operating activities for Property-Liability in 2008 compared to 2007 was primarily due to higher claim payments resulting from 2008 catastrophe losses and lower investment income.

       Cash used in investing activities in 2009 compared to cash provided by investing activities in 2008 was primarily due to increased net purchases of fixed income and equity securities, partially offset by net change in short-term investments. Cash flows provided by investing activities increased in 2008 compared to 2007 was primarily due to decreased purchases of fixed income securities, partially offset by increases in equity securities purchases, lower sales of fixed income securities, and net change in short-term investments.

       Lower cash flows used in financing activities in 2009 compared to 2008 was primarily due to lower tax benefits of share based compensation arrangements in 2009. Cash used in financing activities in 2008 compared to cash provided by in 2007 was primarily due to decreased tax benefits of share based compensation arrangements in 2008.

       There were no dividends paid by AIC to its parent, the Corporation, in 2009. In 2008 and 2007, cash flows were impacted by dividends paid by AIC to its parent, the Corporation, totaling $3.40 billion and $4.92 billion, respectively. Cash flows were also impacted by capital contributions paid by AIC to ALIC totaling $250 million in 2009. In 2008, cash flows were also impacted by capital contributions paid by the Corporation to AIC totaling $1.00 billion and capital contributions paid by AIC to ALIC totaling $1.41 billion. There were no capital contributions to ALIC in 2007. Allstate Financial paid dividends to AIC and the Corporation totaling $742 million in 2007.

       Allstate Financial    Operating cash flows for Allstate Financial in 2009 were consistent with 2008 as higher income tax refunds and lower expenses were offset by lower net investment income. The increase in income tax refunds received in 2009 was related to the carryback of 2008 ordinary losses to prior tax years. Lower operating cash flows for Allstate Financial in 2008 compared to 2007 were primarily related to a decrease in investment income and lower premiums, partially offset by income tax refunds in 2008 compared to 2007.

       Higher cash flows provided by investing activities in 2009 compared to 2008 were primarily due to reductions of short-term investments to fund reductions in contractholder fund liabilities. Cash flows provided by investing activities increased in 2008 compared to 2007, primarily due to decreased purchases of fixed income securities and mortgage loans, partially offset by lower investment collections and net change in short-term investments.

       Higher cash flows used in financing activities in 2009 compared to 2008 were primarily due to the absence of issuances of institutional products in 2009 compared to $4.16 billion in 2008 and lower deposits on fixed annuities, partially offset by lower maturities and retirements of institutional products. Higher cash flows used in financing activities in 2008 compared to 2007 were primarily due to higher maturities and retirements of institutional products, partially offset by higher contractholder fund deposits. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

       In 2009, Allstate Financial cash flows were impacted by a return of capital by American Heritage Life Investment Corporation to the Corporation totaling $13 million. There were no dividends paid by Allstate Financial in 2008. In 2007, cash flows were impacted by dividends paid by Allstate Financial totaling $742 million.

       Allstate Financial cash flows were also impacted by capital contributions paid in cash by AIC to ALIC totaling $250 million in 2009. Cash flows in 2009 exclude capital contributions to ALIC comprising the transfer to ALIC from AIC of non-cash assets totaling $448 million and the transfer of a $25 million surplus note to Kennett Capital Inc. from ALIC in exchange for a note receivable with a principal sum equal to that of the surplus note, which was originally issued to

ALIC by a subsidiary of ALIC. In 2008, Allstate Financial cash flows were also impacted by funds paid by AIC to ALIC totaling $1.41 billion. The $1.41 billion includes capital contributions paid in cash totaling $607 million and the issuance of two surplus notes, each with a principal sum of $400 million, to AIC in exchange for cash totaling $800 million. Allstate Financial cash flows in 2008 exclude capital contributions to ALIC comprising the transfer to ALIC from AIC of non-cash assets totaling $342 million and the transfer of a $50 million surplus note to Kennett Capital Inc. from ALIC in exchange for a note receivable with a principal sum equal to that of the surplus note, which was originally issued to ALIC by a subsidiary of ALIC. One of the surplus notes issued to AIC in 2008 was subsequently canceled and forgiven by AIC resulting in the recognition of a capital contribution equal to the outstanding principal balance of the surplus note of $400 million. There were no capital contributions to ALIC in 2007.

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

       Contractual obligations and commitments    Our contractual obligations as of December 31, 2009 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral and repurchase agreements (1)	$658	$658	$—	$—	$—
Contractholder funds (2)	65,815	9,440	14,068	12,282	30,025
Reserve for life-contingent contract benefits (2)	37,106	1,307	2,556	2,501	30,742
Long-term debt (3)	12,806	361	1,102	1,841	9,502
Capital lease obligations (3)	50	12	10	11	17
Operating leases (3)	702	205	276	129	92
Unconditional purchase obligations (3)	254	126	90	36	2
Defined benefit pension plans and other postretirement benefit plans (3)(4)	3,504	383	325	330	2,466
Reserve for property-liability insurance claims and claims expense (5)	19,456	8,487	5,813	2,100	3,056
Other liabilities and accrued expenses (6)(7)	3,211	3,067	97	22	25
Net unrecognized tax benefits (8)	22	22	—	—	—

Total contractual cash obligations	$143,584	$24,068	$24,337	$19,252	$75,927

(1)
Liabilities for collateral and repurchase agreements are typically fully secured with cash. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.
(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, bank deposits and institutional products. The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life and immediate annuities with life contingencies and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts and bank deposits, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $52.58 billion for contractholder funds and $12.91 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2009. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)
Our payment obligations relating to long-term debt, capital lease obligations, operating leases, unconditional purchase obligations and pension and OPEB contributions are managed within the structure of our intermediate to long-term liquidity management program. Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2009 because the long-term debt amount above includes interest.
(4)
The pension plans' obligations in the next 12 months represent our planned contributions, and the remaining years' contributions are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans' obligations are estimated based on the expected benefits to be paid. These liabilities are discounted with respect to interest, and as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $1.81 billion included in other liabilities and accrued expenses on the Consolidated Statements of Financial Position.
(5)
Reserve for property-liability insurance claims and claims expense is an estimate of amounts necessary to settle all outstanding claims, including claims that have been IBNR as of the balance sheet date. We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for IBNR claims. The ultimate cost of losses may vary materially from recorded amounts which are our best estimates. The reserve for property-liability insurance claims and claims expense includes loss reserves related to asbestos and environmental claims as of December 31, 2009, of $1.78 billion and $247 million, respectively.
(6)
Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding. Certain of these long-term liabilities are discounted with respect to interest, as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $3.19 billion.
(7)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $10.65 billion and deferred tax liabilities of $1.16 billion netted in the net deferred tax asset of $1.87 billion. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $436 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.
(8)
Net unrecognized tax benefits represent our potential future obligation to the taxing authority for a tax position that was not recognized in the consolidated financial statements. We believe it is reasonably possible that the liability balance will be reduced by $22 million within the next twelve months upon the resolution of an outstanding issue resulting from the 2005-2006 Internal Revenue Service examination. The resolution of this obligation may be for an amount different than what we have accrued.

       Our contractual commitments as of December 31, 2009 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commitments — conditional	$22	$20	$2	$—	$—
Other commitments — unconditional	1,452	191	675	519	67

Total commitments	$1,474	$211	$677	$519	$67

       Contractual commitments represent investment commitments such as private placements, limited partnership interests and mortgage loans.

       We have agreements in place for services we conduct, generally at cost, between subsidiaries relating to insurance, reinsurance, loans and capitalization. All material intercompany transactions have appropriately been eliminated in consolidation. Intercompany transactions among insurance subsidiaries and affiliates have been approved by the appropriate departments of insurance as required.

       For a more detailed discussion of our off-balance sheet arrangements, see Note 6 of the consolidated financial statements.

ENTERPRISE RISK AND RETURN MANAGEMENT

       Enterprise Risk and Return Management's ("ERRM") role is to ensure Allstate's continued financial health and success. ERRM is a disciplined, holistic, integrated and interactive approach to risk that:

  •
  Identifies potential risks and events that could significantly impact the company
  •
  Provides a shared viewpoint and thorough understanding of risks and opportunities
  •
  Creates value by understanding risk-return interrelationships and tradeoff opportunities
  •
  Increases transparency and provides greater assurance of achieving objectives

       At Allstate, we have ERRM programs, risk committees and control structures to manage our enterprise portfolio of risk and return. These programs include governance policies with established tolerances and risk limits, Board and senior management involvement, enterprise modeling, risk-return analytics and communication and reporting. Our perspective of risk, return and capital needs promotes capital and financial management.

       Allstate's senior management risk committee, the Enterprise Risk & Return Council, drives ERRM by establishing enterprise risk tolerance and risk-return requirements and directing integrated strategies and actions from a holistic enterprise perspective. Allstate's Board of Directors and Audit Committee provide ERRM oversight by reviewing enterprise principles, guidelines and limits for Allstate's significant risks and by monitoring strategies and actions management has taken to control these risks.

       Managers, risk professionals and chief risk officers in the various business units design and execute individual risk-return strategies that align with our overall enterprise standards. These include managing exposure to hurricanes and other severe weather events; managing impacts to invested assets and liabilities related to changes in risk-free interest rates, credit spreads, equity markets and defaults; optimizing liquidity levels in light of changing market, economic and business conditions; and implementing practices to effectively identify, monitor and control operational and strategic risks.

       Our comprehensive enterprise stochastic model captures the unique and specific nature and interaction of risks inherent in our various businesses and serves as the foundation of our economic capital framework. We determine an appropriate level of enterprise economic capital to hold considering a broad range of risk perspectives, including capital stress scenarios, risks of financial distress and insolvency, volatility, shareholder value, rating agency constraints and regulatory RBC requirements. Strategic allocation of economic capital to lines of business is based on contribution to enterprise risk, return and diversification benefit and is used for ongoing evaluation of business units and products.

       We were proactive in the face of the financial market and economic crisis by quickly reducing exposures in "at risk" asset classes, implementing risk mitigation and return optimization programs designed to protect our investment portfolio values and enhancing our liquidity position. We have adapted our ERRM processes over the past year to be more fluid and dynamic in a changing environment with enhanced scenario analysis, more frequent risk committee discussions, streamlined risk reporting and evolving strategies to target return opportunities as market conditions improve. For continuous ERRM validation and improvement, we benchmark and secure external perspectives on our processes.

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

Item 8.  Financial Statements and Supplementary Data

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Year Ended December 31,
	2009	2008	2007
Revenues
Property-liability insurance premiums (net of reinsurance ceded of $1,056, $1,139 and $1,356)	$26,194	$26,967	$27,233
Life and annuity premiums and contract charges (net of reinsurance ceded of $838, $900 and $966)	1,958	1,895	1,866
Net investment income	4,444	5,622	6,435
Realized capital gains and losses:
Total other-than-temporary impairment losses	(2,376)	(3,735)	(310)
Portion of loss recognized in other comprehensive income	457	—	—

Net other-than-temporary impairment loss recognized in earnings	(1,919)	(3,735)	(310)
Sales and other realized capital gains and losses	1,336	(1,355)	1,545

Total realized capital gains and losses	(583)	(5,090)	1,235

	32,013	29,394	36,769

Costs and expenses
Property-liability insurance claims and claims expense (net of reinsurance ceded of $415, $620 and $370)	18,746	20,064	17,667
Life and annuity contract benefits (net of reinsurance ceded of $642, $1,150 and $671)	1,617	1,612	1,589
Interest credited to contractholder funds (net of reinsurance ceded of $32, $43 and $48)	2,126	2,411	2,681
Amortization of deferred policy acquisition costs	4,754	4,679	4,704
Operating costs and expenses	3,007	3,273	3,103
Restructuring and related charges	130	23	29
Interest expense	392	351	333

	30,772	32,413	30,106

Gain (loss) on disposition of operations	7	(6)	(10)

Income (loss) from operations before income tax expense (benefit)	1,248	(3,025)	6,653
Income tax expense (benefit)	394	(1,346)	2,017

Net income (loss)	$854	$(1,679)	$4,636

Earnings per share:
Net income (loss) per share — Basic	$1.58	$(3.06)	$7.80

Weighted average shares — Basic	539.6	548.3	594.2

Net income (loss) per share — Diluted	$1.58	$(3.06)	$7.76

Weighted average shares — Diluted	540.9	548.3	597.5

Cash dividends declared per share	$0.80	$1.64	$1.52

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$854	$(1,679)	$4,636
Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	3,446	(4,626)	(1,186)
Unrealized foreign currency translation adjustments	41	(74)	53
Unrecognized pension and other postretirement benefit cost	(214)	(724)	765

Other comprehensive income (loss), after-tax	3,273	(5,424)	(368)

Comprehensive income (loss)	$4,127	$(7,103)	$4,268

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2009	2008
Assets
Investments
Fixed income securities, at fair value (amortized cost $81,243 and $77,104)	$78,766	$68,608
Equity securities, at fair value (cost $4,845 and $3,137)	5,024	2,805
Mortgage loans	7,935	10,229
Limited partnership interests	2,744	2,791
Short-term, at fair value (amortized cost $3,056 and $8,903)	3,056	8,906
Other	2,308	2,659

Total investments	99,833	95,998
Cash	612	415
Premium installment receivables, net	4,839	4,842
Deferred policy acquisition costs	5,470	8,542
Reinsurance recoverables, net	6,355	6,403
Accrued investment income	864	884
Deferred income taxes	1,870	3,794
Property and equipment, net	990	1,059
Goodwill	875	874
Other assets	1,872	3,748
Separate Accounts	9,072	8,239

Total assets	$132,652	$134,798

Liabilities
Reserve for property-liability insurance claims and claims expense	$19,167	$19,456
Reserve for life-contingent contract benefits	12,910	12,881
Contractholder funds	52,582	58,413
Unearned premiums	9,822	10,024
Claim payments outstanding	742	790
Other liabilities and accrued expenses	5,726	6,663
Long-term debt	5,910	5,659
Separate Accounts	9,072	8,239

Total liabilities	115,931	122,125

Commitments and Contingent Liabilities (Note 6, 7 and 13)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 537 million and 536 million shares outstanding	9	9
Additional capital paid-in	3,172	3,130
Retained income	31,492	30,207
Deferred ESOP expense	(47)	(49)
Treasury stock, at cost (363 million and 364 million shares)	(15,828)	(15,855)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(441)	—
Other unrealized net capital gains and losses	(1,072)	(5,767)
Unrealized adjustment to DAC, DSI and insurance reserves	643	2,029

Total unrealized net capital gains and losses	(870)	(3,738)
Unrealized foreign currency translation adjustments	46	5
Unrecognized pension and other postretirement benefit cost	(1,282)	(1,068)

Total accumulated other comprehensive loss	(2,106)	(4,801)

Total shareholders' equity	16,692	12,641
Noncontrolling interest	29	32

Total equity	16,721	12,673

Total liabilities and equity	$132,652	$134,798

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

($ in millions, except per share data)	Year Ended December 31,
	2009	2008	2007

Common stock	$9	$9	$9

Additional capital paid-in
Balance, beginning of year	3,130	3,052	2,939
Equity incentive plans activity	42	78	113

Balance, end of year	3,172	3,130	3,052

Retained income
Balance, beginning of year	30,207	32,796	29,070
Net income (loss)	854	(1,679)	4,636
Dividends ($0.80, $1.64 and $1.52 per share)	(432)	(897)	(901)
Effects of changing pension plan measurement date	—	(13)	—
Cumulative effect of change in accounting principle	863	—	(9)

Balance, end of year	31,492	30,207	32,796

Deferred ESOP expense
Balance, beginning of year	(49)	(55)	(72)
Payments	2	6	17

Balance, end of year	(47)	(49)	(55)

Treasury stock
Balance, beginning of year	(15,855)	(14,574)	(11,091)
Shares acquired	(3)	(1,323)	(3,604)
Shares reissued under equity incentive plans, net	30	42	121

Balance, end of year	(15,828)	(15,855)	(14,574)

Accumulated other comprehensive income
Balance, beginning of year	(4,801)	623	991
Cumulative effect of change in accounting principle	(578)	—	—
Change in unrealized net capital gains and losses	3,446	(4,626)	(1,186)
Change in unrealized foreign currency translation adjustments	41	(74)	53
Change in unrecognized pension and other postretirement benefit cost	(214)	(724)	765

Balance, end of year	(2,106)	(4,801)	623

Total shareholders' equity	16,692	12,641	21,851

Noncontrolling interest
Balance, beginning of year	32	51	92
Change in noncontrolling interest ownership	(3)	(19)	(41)
Noncontrolling gain (loss)	—	—	—

Balance, end of year	29	32	51

Total Equity	$16,721	$12,673	$21,902

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$854	$(1,679)	$4,636
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(91)	(376)	(257)
Realized capital gains and losses	583	5,090	(1,235)
(Gain) loss on disposition of operations	(7)	6	10
Interest credited to contractholder funds	2,126	2,411	2,681
Changes in:
Policy benefits and other insurance reserves	(577)	626	(192)
Unearned premiums	(247)	(359)	(74)
Deferred policy acquisition costs	514	141	(37)
Premium installment receivables, net	26	18	(62)
Reinsurance recoverables, net	(85)	(269)	(240)
Income taxes	1,660	(1,864)	(52)
Other operating assets and liabilities	(455)	165	255

Net cash provided by operating activities	4,301	3,910	5,433

Cash flows from investing activities
Proceeds from sales
Fixed income securities	21,359	22,936	23,462
Equity securities	6,894	9,535	9,127
Limited partnership interests	369	371	800
Mortgage loans	340	279	—
Other investments	520	171	173
Investment collections
Fixed income securities	5,556	4,269	5,257
Mortgage loans	1,764	844	1,649
Other investments	117	98	395
Investment purchases
Fixed income securities	(29,573)	(14,448)	(26,401)
Equity securities	(8,496)	(9,477)	(7,902)
Limited partnership interests	(784)	(982)	(1,375)
Mortgage loans	(26)	(500)	(2,936)
Other investments	(64)	(140)	(763)
Change in short-term investments, net	5,981	(8,283)	(1,323)
Change in other investments, net	(340)	(474)	(7)
Disposition (acquisition) of operations	12	(120)	3
Purchases of property and equipment, net	(189)	(291)	(274)

Net cash provided by (used in) investing activities	3,440	3,788	(115)

Cash flows from financing activities
Change in short-term debt, net	—	—	(12)
Proceeds from issuance of long-term debt	1,003	20	987
Repayment of long-term debt	(752)	(1)	(9)
Contractholder fund deposits	4,150	9,984	8,632
Contractholder fund withdrawals	(11,406)	(15,480)	(10,599)
Dividends paid	(542)	(889)	(901)
Treasury stock purchases	(4)	(1,323)	(3,604)
Shares reissued under equity incentive plans, net	3	33	109
Excess tax benefits on share-based payment arrangements	(5)	3	29
Other	9	(52)	29

Net cash used in financing activities	(7,544)	(7,705)	(5,339)

Net increase (decrease) in cash	197	(7)	(21)
Cash at beginning of year	415	422	443

Cash at end of year	$612	$415	$422

See notes to condensed consolidated financial statements.

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

Nature of operations

       Allstate is engaged, principally in the United States, in the property-liability insurance, life insurance, retirement and investment product business. Allstate's primary business is the sale of private passenger auto and homeowners insurance. The Company also sells several other personal property and casualty insurance products, life insurance, annuities, funding agreements, and select commercial property and casualty coverages. Allstate primarily distributes its products through exclusive agencies, financial specialists and independent agencies. Certain products are also sold through call centers and the internet.

       The Allstate Protection segment principally sells private passenger auto and homeowners insurance, with earned premiums accounting for 82% of Allstate's 2009 consolidated revenues. Allstate was the country's second largest insurer for both private passenger auto and homeowners insurance as of December 31, 2008. Allstate Protection, through several companies, is authorized to sell certain property-liability products in all 50 states, the District of Columbia and Puerto Rico. The Company is also authorized to sell certain insurance products in Canada. For 2009, the top geographic locations for premiums earned by the Allstate Protection segment were New York, California, Texas, Florida and Pennsylvania. No other jurisdiction accounted for more than 5% of premiums earned for Allstate Protection.

       Allstate has exposure to catastrophes, an inherent risk of the property-liability insurance business, which have contributed, and will continue to contribute, to material year-to-year fluctuations in the Company's results of operations and financial position (see Note 7). The nature and level of catastrophic loss caused by natural events (high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes) and man-made events (terrorism and industrial accidents) experienced in any period cannot be predicted and could be material to results of operations and financial position. The Company considers the greatest areas of potential catastrophe losses due to hurricanes to generally be major metropolitan centers in counties along the eastern and gulf coasts of the United States. The Company considers the greatest areas of potential catastrophe losses due to earthquakes and fires following earthquakes to be major metropolitan areas near fault lines in the states of California, Oregon, Washington, South Carolina, Missouri, Kentucky and Tennessee. The Company also has exposure to asbestos, environmental and other discontinued lines claims (see Note 13).

       The Allstate Financial segment sells life insurance, retirement and investment products and voluntary accident and health insurance. The principal individual products are fixed annuities; interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. The institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. Banking products and services are also offered to customers through the Allstate Bank.

       Allstate Financial, through several companies, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2009, the top geographic locations for statutory premiums and annuity considerations for the Allstate Financial segment were California, Florida, Texas and New York. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for Allstate Financial. Allstate Financial distributes its products to individuals through multiple distribution channels, including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), financial service firms, such as banks and broker-dealers, and specialized structured settlement brokers.

       Allstate has exposure to market risk as a result of its investment portfolio. Market risk is the risk that the Company will incur realized and unrealized net capital losses due to adverse changes in equity, interest, credit spreads, commodity, or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates, credit spreads and equity prices. Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of its interest bearing assets and liabilities. This risk arises from many of the Company's primary activities, as it invests substantial funds in interest-sensitive assets and issues interest-sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields. Credit spread risk is the risk that the Company will incur a loss due to adverse changes in credit spreads. This risk arises from many of the Company's primary activities, as the Company invests substantial funds in spread-sensitive fixed income assets. Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

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

2.    Summary of Significant Accounting Policies

Investments

       Fixed income securities include bonds, asset-backed securities ("ABS"), residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS") and redeemable preferred stocks. Fixed income securities, which may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes, certain life and annuity deferred policy acquisition costs ("DAC"), certain deferred sales inducement costs ("DSI") and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.

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

       Investments in limited partnership interests, including interests in limited liability companies, private equity/debt funds, real estate funds and hedge funds, where the Company's interest is so minor that it exercises virtually no influence over operating and financial policies, are accounted for in accordance with the cost method of accounting; otherwise, investments in limited partnership interests are accounted for in accordance with the equity method of accounting.

       Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value. Other investments consist primarily of policy loans and bank loans. Policy loans are carried at the respective unpaid principal balances. Bank loans are comprised primarily of senior secured corporate loans which are carried at amortized cost.

       Investment income consists primarily of interest and dividends, income from certain limited partnership interests and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for certain asset-backed securities, residential mortgage-backed securities and commercial mortgage-backed securities is determined considering estimated principal repayments obtained from third party data sources and internal estimates. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For beneficial interests in securitized financial assets not of high credit quality, the effective yield is recalculated on a prospective basis. For all other asset-backed securities, residential mortgage-backed securities and commercial mortgage-backed securities, the effective yield is recalculated on a retrospective basis. For other-than-temporarily impaired fixed income securities, the effective yield method utilizes the difference between the amortized cost basis at impairment and the cash flows expected to be collected. Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for mortgage loans and bank loans that are in default or when full and timely collection of principal and interest payments is not probable. Income from investments in limited partnership interests accounted for on the cost basis is recognized upon receipt of amounts distributed by the partnerships as investment income. Subsequent to October 1, 2008, income from investments in limited partnership interests accounted for utilizing the equity method of accounting ("EMA LP") is reported in realized capital gains and losses.

       Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, periodic changes in the fair value and settlements of certain derivatives including hedge ineffectiveness, and income from certain limited partnership interests. Realized capital gains and losses on investment sales include calls and prepayments and are determined on a specific identification basis. Income from investments in limited partnership interests accounted for utilizing the equity method of accounting is recognized based on the financial results of the entity and the Company's proportionate investment interest, and is recognized on a delay due to the availability of the related financial statements. The recognition of income on hedge funds is generally on a one month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three month delay.

       The Company recognizes other-than-temporary impairment losses on fixed income securities when the decline in fair value is deemed other than temporary including when the Company has made the decision to sell or it is more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis. Additionally, if the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss deemed to be related to other factors and recognized in other comprehensive income ("OCI"). Fixed income securities subject to other-than-temporary impairment write-downs continue to earn investment income when future expected payments are reasonably estimable, and any discount or premium is recognized using the effective yield method over the expected life of the security; otherwise income recognition is discontinued. The Company recognizes other-than-temporary impairment losses on equity securities when the decline in fair value is deemed other than temporary including when the Company does not have a positive intent and ability to hold an impaired security until recovery.

Derivative and embedded derivative financial instruments

       Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate, equity and commodity), options (including swaptions), interest rate caps and floors, warrants and rights, forward contracts to hedge foreign currency risk, certain investment risk transfer reinsurance agreements, forward sale commitments and certain bond forward purchase commitments. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible and equity-indexed fixed income securities, equity-indexed life and annuity contracts, reinsured variable annuity contracts and certain funding agreements (see Note 6).

       All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The change in fair value of derivatives embedded in certain fixed income securities and subject to bifurcation is reported in realized capital gains and losses. The change in fair value of derivatives embedded in annuity product contracts and subject to bifurcation is reported in life and annuity contract benefits, interest credited to contractholder funds or realized capital gains and losses. Cash flows from embedded derivatives requiring bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks respectively within the Consolidated Statements of Cash Flows. Cash flows from other derivatives are reported in cash flows from investing activities within the Consolidated Statements of Cash Flows.

       When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk for fair value hedges. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges, if any, is reported in realized capital gains and losses.

       Fair value hedges    For hedging instruments used in fair value hedges, when the hedged items are investment assets or a portion thereof, the change in fair value of the derivatives is reported in net investment income, together with the change in the fair value of the hedged items. The change in fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof is reported in interest credited to contractholder funds, together with the change in the fair value of the hedged items. Accrued periodic settlements on swaps are reported together with the changes in fair value of the swaps in net investment income or interest credited to contractholder funds. The amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying value of the hedged liability is adjusted for the change in the fair value of the hedged risk.

       Cash flow hedges    For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives representing the effective portion of the hedge are reported in accumulated other comprehensive income. Amounts are reclassified to net investment income, realized capital gains and losses or interest expense as the hedged or forecasted transaction affects net income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income, or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

       Termination of hedge accounting    If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable or the hedged asset becomes other-than-temporarily impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as non-hedge or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof which has already been recognized in income while the hedge was in place and used to adjust the amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying amount for the liability, is amortized over the remaining life of the hedged asset, liability or portion thereof, and reflected in net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied. If the hedged item in a fair value hedge is an asset which has become other-than-temporarily impaired, the adjustment made to the amortized cost for fixed income securities or the carrying value for mortgage loans is subject to the accounting policies applied to other-than-temporarily impaired assets.

       When a derivative instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income. If the derivative instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative instrument used in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied.

       Non-hedge derivative financial instruments    Based upon the type of derivative instrument and strategy, the income statement effects, including fair value gains and losses and accrued periodic settlements, of derivatives for which hedge accounting is not applied are reported in a single line item with the results of the associated risk.

Securities loaned and security repurchase

       The Company's business activities include securities lending transactions and securities sold under agreements to repurchase ("repurchase agreements"), which are used primarily to generate net investment income. The proceeds received from repurchase agreements also provide a source of liquidity. For repurchase agreements and securities lending transactions used to generate net investment income, the proceeds received are reinvested in short-term investments or fixed income securities. These transactions are short-term in nature, usually 30 days or less.

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

Recognition of premium revenues and contract charges, and related benefits and interest credited

       Property-liability premiums are deferred and earned on a pro-rata basis over the terms of the policies, typically periods of six or twelve months. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premium installment receivables and adjusts its valuation allowance as appropriate. The valuation allowance for uncollectible premium installment receivables was $77 million and $70 million at December 31, 2009 and 2008, respectively.

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

       Contract charges for variable life and variable annuity products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred for variable life and variable annuity products include guaranteed minimum death, income, withdrawal and accumulation benefits. Substantially all of the Company's variable annuity business is ceded through reinsurance agreements and the contract charges and contract benefits related thereto are reported net of reinsurance ceded.

Deferred policy acquisition and sales inducement costs

       Costs that vary with and are primarily related to acquiring property-liability insurance, life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration, premium taxes, inspection costs, and certain underwriting and direct mail solicitation expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuities and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Consolidated Statements of Operations. DAC associated with property-liability insurance is amortized to income as premiums are earned, typically over periods of six or twelve months, and is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. Future investment income is considered in determining the recoverability of DAC. Amortization of DAC associated with life insurance and investment contracts is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations and is described in more detail below. DSI is amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Consolidated Statements of Operations. DAC and DSI are periodically reviewed for recoverability and adjusted if necessary.

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

       For interest-sensitive life, fixed annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance and uses rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities. The cumulative DAC and DSI amortization is reestimated and adjusted by a cumulative charge or credit to results of operations when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP. When DAC or DSI amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC or DSI balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements. Negative amortization is only recorded when the increased DAC or DSI balance is determined to be recoverable based on facts and circumstances. Recapitalization of DAC and DSI is limited to the originally deferred costs plus interest.

       AGP and EGP consist primarily of the following components: contract charges for the cost of insurance less mortality costs and other benefits; investment income and realized capital gains and losses less interest credited; and surrender and other contract charges less maintenance expenses. The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable. For products exposed to investment credit losses in excess of the Company's expectations that may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC and DSI amortization may be modified to exclude the higher credit losses.

       The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life, fixed annuities and other investment contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC and DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively, on the Consolidated Statements of Operations.

       The DAC and DSI balances presented include adjustments to reflect the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized capital gains or losses in the respective product portfolios were actually realized. The adjustments are recorded net of tax in accumulated other comprehensive income. DAC, DSI and deferred income taxes determined on unrealized capital gains and losses and reported in accumulated other comprehensive income recognize the impact on shareholders' equity consistently with the amounts that would be recognized in the income statement on realized capital gains and losses.

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

       The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $158 million and $187 million at December 31, 2009 and 2008, respectively. Amortization expense of the present value of future profits was $28 million, $21 million and $12 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Reinsurance

       In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance (see Note 9). The Company has also used reinsurance to effect the acquisition or disposition of certain blocks of business. The amounts reported in the Consolidated Statements of Financial Position as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. For catastrophe coverage, the cost of reinsurance premiums is recognized ratably over the contract period to the extent coverage remains available. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance as appropriate.

Goodwill

       Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $457 million and $418 million as of December 31, 2009 and $456 million and $418 million as of December 31, 2008 for the Allstate Protection segment and the Allstate Financial segment, respectively. The Company annually evaluates goodwill for impairment using a trading multiple analysis, which is a widely accepted valuation technique to estimate the fair value of its reporting units. If conditions warrant, a discounted cash flow analysis may also be used. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. Goodwill impairment evaluations indicated no impairment at December 31, 2009 or 2008.

Property and equipment

       Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Certain facilities and equipment held under capital leases are also classified as property and equipment with the related lease obligations recorded as liabilities. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $2.32 billion and $2.12 billion at December 31, 2009 and 2008, respectively. Depreciation expense on property and equipment was $256 million, $240 million and $224 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Income taxes

       The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments, differences in tax bases of invested assets, insurance reserves, unearned premiums, DAC, accrued compensation and other postretirement benefits. A deferred tax asset valuation allowance is established when there is uncertainty that such assets will be realized (see Note 14).

Reserves for property-liability insurance claims and claims expense and life-contingent contract benefits

       The reserve for property-liability insurance claims and claims expense is the estimate of amounts necessary to settle all reported and unreported claims for the ultimate cost of insured property-liability losses, based upon the facts of each case and the Company's experience with similar cases. Estimated amounts of salvage and subrogation are deducted from the reserve for claims and claims expense. The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting reestimates are reflected in current results of operations (see Note 7).

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

Contractholder funds

       Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, bank deposits and funding agreements. Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses (see Note 8). Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts and reserves for certain guarantees on reinsured variable annuity contracts.

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

       Absent any contract provision wherein the Company provides a guarantee, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. Substantially all of the Company's variable annuity business was reinsured to Prudential beginning in 2006.

Deferred Employee Stock Ownership Plan ("ESOP") expense

       Deferred ESOP expense represents the remaining unrecognized cost of shares acquired by the Allstate ESOP to pre-fund a portion of the Company's contribution to the Allstate 401(k) Savings Plan (see Note 16).

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

Consolidation of variable interest entities ("VIEs")

       The Company consolidates VIEs when it is the primary beneficiary. A primary beneficiary is the holder of variable interests that will absorb a majority of the expected losses or receive a majority of the entity's expected returns, or both (see Note 11).

Foreign currency translation

       The local currency of the Company's foreign subsidiaries is deemed to be the functional currency of the country in which these subsidiaries operate. The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of a reporting period for assets and liabilities and at average exchange rates during the period for results of operations. The unrealized gains and losses from the translation of the net assets are recorded as unrealized foreign currency translation adjustments and included in accumulated other comprehensive income in the Consolidated Statements of Financial Position. Changes in unrealized foreign currency translation adjustments are included in other comprehensive income. Gains and losses from foreign currency transactions are reported in operating costs and expenses and have not been material.

Earnings per share

       Basic earnings per share is computed based on the weighted average number of common shares outstanding, including unvested restricted stock units. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of outstanding stock options.

       The computation of basic and diluted earnings per share for the years ended December 31 is presented in the following table.

($ in millions, except per share data)	2009	2008	2007
Numerator:
Net income (loss)	$854	$(1,679)	$4,636

Denominator:
Weighted average common shares outstanding	539.6	548.3	594.2
Effect of dilutive potential common shares:
Stock options	1.3	—	3.3

Weighted average common and dilutive potential common shares outstanding	540.9	548.3	597.5

Earnings per share – Basic	$1.58	$(3.06)	$7.80
Earnings per share – Diluted	$1.58	$(3.06)	$7.76

       The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 25.9 million, 27.1 million and 8.9 million Allstate common shares, with exercise prices ranging from $23.13 to $65.38, $28.41 to $65.38 and $52.23 to $65.38, were outstanding at December 31, 2009, 2008, and 2007, respectively, but were not included in the computation of diluted earnings per share in those years.

       As a result of the net loss for the year ended December 31, 2008, weighted average dilutive potential common shares outstanding resulting from stock options of 1.3 million were not included in the computation of diluted earnings per share since inclusion of these securities would have an anti-dilutive effect. In the absence of the net loss, weighted average common and dilutive potential common shares outstanding would have totaled 549.6 million for the year ended December 31, 2008.

Adopted accounting standards

Recognition and Presentation of Other-Than-Temporary Impairments

       In April 2009, the FASB issued new accounting guidance for the recognition of other-than-temporary impairments ("OTTI") of debt securities. If the fair value of a debt security is less than its amortized cost basis at the reporting date, an entity shall assess whether the impairment is an OTTI. When an entity intends to sell an impaired security or more likely than not will be required to sell an impaired security before recovery of its amortized cost basis, an OTTI is recognized in earnings. If the entity does not expect to recover the entire amortized cost basis of an impaired debt security, even if it does not intend to sell the security and it is not more likely than not that it would be required to sell the security before recovery of its amortized cost basis, the entity must consider, based upon an estimate of the present value of cash flows expected to be collected on the debt security as compared to its amortized cost basis, whether a credit loss exists. The portion of the total OTTI related to a credit loss shall be recognized in earnings while the portion of the total OTTI related to factors other than credit shall be recognized in OCI. The statement of operations is required to present the total OTTI with an offset for the amount of the total OTTI that is recognized in OCI. The statement disclosing accumulated other comprehensive income ("AOCI") is required to separately present amounts recognized for debt securities for which a portion of an OTTI has been recognized in earnings.

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

       The Company adopted the provisions of the new guidance as of April 1, 2009. The adoption resulted in the reclassification of $1.15 billion of previously recorded OTTI write-downs from retained income to unrealized capital losses. The cumulative effect of adoption, net of related DAC, DSI and tax adjustments, was an increase in retained income of $863 million and a decrease in unrealized net capital gains and losses of $578 million, with a net benefit to equity of $285 million. The benefit to equity resulted from a decrease in a deferred tax asset valuation allowance. The adoption did not have an impact on the Company's Consolidated Statement of Operations. The effect of the adoption on net income and related per share amounts for interim periods after adoption is not determinable. The accounting standard incorporates management's intent as a critical component to the determination of the amount recorded and this assessment process was changed as of April 1, 2009 to an intent to sell model from an intent to hold model.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

       In April 2009, the FASB issued new accounting guidance relating to fair value measurements to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. Guidance on identifying circumstances that indicate a transaction is not orderly is also provided. If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity, transaction or quoted prices may not be determinative of fair value and further analysis of transaction or quoted prices may be necessary. Determination of whether a transaction is orderly is based on the weight of relevant evidence.

       The disclosure requirements are expanded to include the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs during the quarterly reporting period. Disclosures of assets and liabilities measured at fair value are to be presented by major security type. Disclosures are not required for earlier periods presented for comparative purposes. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with the total effect of the change in valuation technique and related inputs, if practicable, by major category. The Company adopted the provisions of the new guidance as of April 1, 2009. The adoption had no effect on the Company's results of operations or financial position.

Interim Disclosures about Fair Value of Financial Instruments

       In April 2009, the FASB issued new accounting guidance to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The disclosures are not required for earlier periods presented for comparative purposes. The Company adopted the provisions of the new guidance as of June 30, 2009. The new guidance affects disclosures only and therefore the adoption had no impact on the Company's results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements

       In December 2007, the FASB issued new accounting guidance which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary's equity that is attributable to owners of the subsidiary other than its parent or parent's affiliates. Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such, net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the consolidated statements of operations, if material. All changes in a parent's ownership interest in a subsidiary when control of the subsidiary is retained should be accounted for as equity transactions. In contrast, when control over a subsidiary is relinquished and the subsidiary is deconsolidated, a parent is required to recognize a gain or loss in net income as well as provide certain associated expanded disclosures. The new guidance requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. The adoption of the new guidance in first quarter 2009 resulted in $32 million of noncontrolling interest being reclassified from total liabilities to total equity on the December 31, 2008 Consolidated Statement of Financial Position presented. The adoption did not have a material effect on the Company's results of operations.

Disclosures about Derivative Instruments and Hedging Activities

       In March 2008, the FASB issued new accounting guidance, which amends and expands the disclosure requirements for derivatives. The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity's financial position, results of operations, and cash flows. The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-risk-contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial statements. Disclosures are not required for earlier periods presented for comparative purposes. The new guidance affects disclosures only and therefore the adoption as of March 31, 2009 had no impact on the Company's results of operations or financial position.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

       In June 2008, the FASB issued new accounting guidance clarifying that non-forfeitable instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having the same rights to earnings as available to common shareholders. The adoption of the new guidance in first quarter 2009 impacted previously reported basic and diluted earnings per share amounts as follows: changed from $(3.07) to $(3.06) for the year ended December 31, 2008 for both basic and diluted earnings per share and changed from $7.83 to $7.80 and from $7.77 to $7.76 for the year ended December 31, 2007 for basic and diluted earnings per share, respectively.

Employers' Disclosures about Postretirement Benefit Plan Assets

       In January 2009, the FASB issued new accounting guidance relating to an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. Since plan assets measured at fair value are reported net of benefit obligations in an employer's statements of financial position, the disclosures are intended to increase transparency surrounding the types of assets and associated risks in the employer approved benefit plans. Companies are required to disclose information about how investment allocation decisions are made in the plans, the fair value of each major category of plan assets at each annual reporting date for each individual plan, information that would enable users to assess the assumptions and valuation techniques used in the development of the fair value measurements at the reporting date, and information that provides an understanding of significant concentrations of risk in plan assets. The disclosures are not required for earlier periods that are presented for comparative purposes. The new guidance affects disclosures only and therefore the adoption as of December 31, 2009 had no impact on the Company's results of operations or financial position.

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

       In September 2009, the FASB issued new accounting guidance relating to investments that are required or permitted to be measured or disclosed at fair value when the investment does not have a readily determinable fair value and is accounted for using measurement principles pertaining to investment companies. As a practical expedient, the guidance allows a reporting entity to measure the fair value of these investments on the basis of the net asset value per share of the investment (or its equivalent). The amendments include additional disclosure requirements. The adoption as of December 31, 2009 had no effect on the Company's results of operations or financial position.

Pending accounting standards

Consolidation of Variable Interest Entities

       In June 2009, the FASB issued new accounting guidance which requires an entity to perform a qualitative analysis to determine whether it holds a controlling financial interest (i.e., is a primary beneficiary) in a variable interest entity ("VIE"). The analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. Additional amendments include a requirement to perform ongoing reassessments to determine whether an entity is the primary beneficiary of a VIE and elimination of the quantitative approach for determining the primary beneficiary of a VIE. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is in process of evaluating the impact of adoption on the Company's results of operations or financial position.

Disclosures about Fair Value Measurements

       In January 2010, the FASB issued new accounting guidance which expands disclosure requirements relating to fair value measurements. The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities. Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required. The new disclosures and clarifications of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010. Disclosures are not required for earlier periods presented for comparative purposes. The new guidance affects disclosures only and therefore its adoption will have no impact on the Company's results of operations or financial position.

3.    Supplemental Cash Flow Information

       Non-cash investment exchanges, including modifications of certain fixed income securities, mortgage loans and other investments, as well as mergers completed with equity securities and limited partnerships, totaled $485 million, $37 million and $126 million for the years ended December 31, 2009, 2008 and 2007, respectively.

       Liabilities for collateral received in conjunction with the Company's securities lending and for funds received from the Company's security repurchase business activities were $449 million, $320 million and $3.39 billion at December 31, 2009, 2008 and 2007, respectively, and are reported in other liabilities and accrued expenses in the Consolidated Statements of Financial Position. Obligations to return cash collateral for over-the-counter ("OTC") derivatives were $209 million, $20 million and $72 million at December 31, 2009, 2008 and 2007, respectively, and are reported in other liabilities and accrued expenses or other investments. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Net change in proceeds managed
Net change in fixed income securities	$—	$559	$(199)
Net change in short-term investments	(316)	2,562	879

Operating cash flow (used) provided	(316)	3,121	680
Net change in cash	(2)	—	3

Net change in proceeds managed	$(318)	$3,121	$683

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(340)	$(3,461)	$(4,144)
Liabilities for collateral and security repurchase, end of year	(658)	(340)	(3,461)

Operating cash flow provided (used)	$318	$(3,121)	$(683)

4.    Investments

Fair values

       The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)		Gross unrealized
	Amortized cost			Fair value
		Gains	Losses
At December 31, 2009
U.S. government and agencies	$7,333	$219	$(16)	$7,536
Municipal	21,683	537	(940)	21,280
Corporate	32,770	1,192	(847)	33,115
Foreign government	2,906	306	(15)	3,197
RMBS	9,487	130	(1,630)	7,987
CMBS	3,511	30	(955)	2,586
ABS	3,514	62	(550)	3,026
Redeemable preferred stock	39	1	(1)	39

Total fixed income securities	$81,243	$2,477	$(4,954)	$78,766

($ in millions)		Gross unrealized
	Amortized cost			Fair value
		Gains	Losses
At December 31, 2008
U.S. government and agencies	$3,272	$963	$(1)	$4,234
Municipal	23,565	467	(2,184)	21,848
Corporate	31,040	463	(3,876)	27,627
Foreign government	2,206	544	(75)	2,675
RMBS	8,010	93	(1,538)	6,565
CMBS	5,840	10	(2,004)	3,846
ABS	3,135	5	(1,353)	1,787
Redeemable preferred stock	36	—	(10)	26

Total fixed income securities	$77,104	$2,545	$(11,041)	$68,608

Scheduled maturities

       The scheduled maturities for fixed income securities are as follows at December 31, 2009:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$2,264	$2,282
Due after one year through five years	23,558	24,096
Due after five years through ten years	14,667	15,120
Due after ten years	27,753	26,255

	68,242	67,753
RMBS and ABS	13,001	11,013

Total	$81,243	$78,766

       Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity. The CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

       Net investment income for the years ended December 31 is as follows:

($ in millions)	2009	2008	2007
Fixed income securities	$3,998	$4,783	$5,459
Equity securities	80	120	114
Mortgage loans	498	618	600
Limited partnership interests	17	62	293
Short-term investments	27	195	221
Other	(10)	54	191

Investment income, before expense	4,610	5,832	6,878
Investment expense	(166)	(210)	(443)

Net investment income	$4,444	$5,622	$6,435

Realized capital gains and losses

       Realized capital gains and losses by security type for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Fixed income securities	$(302)	$(2,781)	$(126)
Equity securities	181	(1,149)	1,086
Mortgage loans	(144)	(94)	(1)
Limited partnership interests	(446)	(194)	225
Derivatives	206	(821)	62
Other	(78)	(51)	(11)

Realized capital gains and losses	$(583)	$(5,090)	$1,235

       Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Impairment write-downs (1)	$(1,562)	$(1,983)	$(163)
Change in intent write-downs (2)	(357)	(1,752)	(147)

Net OTTI losses recognized in earnings	(1,919)	(3,735)	(310)
Sales	1,272	(464)	1,483
Valuation of derivative instruments	367	(1,280)	(77)
Settlements of derivative instruments	(162)	486	139
EMA LP income (3)	(141)	(97)	—

Realized capital gains and losses	$(583)	$(5,090)	$1,235

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

       Gross gains of $1.21 billion, $718 million and $268 million and gross losses of $373 million, $485 million and $293 million were realized on sales of fixed income securities during 2009, 2008 and 2007, respectively.

       Other-than-temporary impairment losses by asset type for the year ended December 31, 2009 are as follows:

($ in millions)	Total	Included in OCI	Net
Fixed income securities:
Municipal	$(140)	$(10)	$(130)
Corporate	(213)	13	(226)
Foreign government	(17)	—	(17)
RMBS	(672)	(384)	(288)
CMBS	(411)	(102)	(309)
ABS	(208)	26	(234)

Total fixed income securities	(1,661)	(457)	(1,204)
Equity securities	(264)	—	(264)
Mortgage loans	(103)	—	(103)
Limited partnership interests	(308)	—	(308)
Other	(40)	—	(40)

Other-than-temporary impairment losses	$(2,376)	$(457)	$(1,919)

       The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income for fixed income securities at December 31, 2009, which were not included in earnings, are presented in the following table. The amount excludes $192 million of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)
Municipal	$(10)
Corporate	(51)
RMBS	(594)
CMBS	(127)
ABS	(89)

Total	$(871)

       A rollforward of the amount recognized in earnings related to credit losses for fixed income securities is presented in the following table.

($ in millions)
Beginning balance of cumulative credit loss for securities held at April 1, 2009	$(1,357)
Additional credit loss for securities previously other-than-temporarily impaired	(136)
Additional credit loss for securities not previously other-than-temporarily impaired	(518)
Reduction in credit loss for securities disposed or collected	824
Reduction in credit loss for securities other-than-temporarily impaired to fair value	—
Change in credit loss due to accretion of increase in cash flows and time value of cash flows for securities previously other-than-temporarily impaired	—

Ending balance at December 31, 2009	$(1,187)

       The Company uses its best estimate of future cash flows expected to be collected from the fixed income security discounted at the security's original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition of the issue or issuer(s), expected defaults, expected recoveries, the value of underlying collateral and current subordination levels, vintage, geographic concentration, available reserves or escrows, third party guarantees and other credit enhancements. Additionally, other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral may be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings. The unrealized loss deemed to be related to factors other than credit remains classified in OCI. If the Company determines that the fixed income security does not have sufficient cash flow or other information to determine a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and is recorded in earnings.

Unrealized net capital gains and losses

       Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

		Gross unrealized
	Fair value			Unrealized net gains (losses)
($ in millions) At December 31, 2009		Gains	Losses
Fixed income securities (1)	$78,766	$2,477	$(4,954)	$(2,477)
Equity securities	5,024	381	(202)	179
Short-term investments	3,056	—	—	—
Derivative instruments (2)	(20)	2	(25)	(23)

Unrealized net capital gains and losses, pre-tax				(2,321)
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				990

Amounts recognized				990
Deferred income taxes				461

Unrealized net capital gains and losses, after-tax				$(870)

(1)
Unrealized net capital gains and losses for fixed income securities as of December 31, 2009 comprises $(679) million related to unrealized net capital losses on fixed income securities with OTTI and $(1,798) million related to other unrealized net capital gains and losses.
(2)
Included in the fair value of derivative securities are $(2) million classified as assets and $18 million classified as liabilities.
(3)
The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. Although the Company evaluates premium deficiencies on the combined performance of life insurance and immediate annuities with life contingencies, the adjustment primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies.
(4)
The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

		Gross unrealized
	Fair value			Unrealized net gains (losses)
At December 31, 2008		Gains	Losses
Fixed income securities	$68,608	$2,545	$(11,041)	$(8,496)
Equity securities	2,805	112	(444)	(332)
Short-term investments	8,906	4	(1)	3
Derivative instruments (1)	15	25	(14)	11

Unrealized net capital gains and losses, pre-tax				(8,814)
Amounts recognized for:
Insurance reserves				(378)
DAC and DSI				3,500

Amounts recognized				3,122
Deferred income taxes				1,954

Unrealized net capital gains and losses, after-tax				$(3,738)

(1)
Included in the fair value of derivative securities are $4 million classified as assets and $(11) million classified as liabilities.

Change in unrealized net capital gains and losses

       The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2009	2008	2007
Fixed income securities	$6,019	$(9,452)	$(1,584)
Equity securities	511	(1,322)	(761)
Short-term investments	(3)	3	—
Derivative instruments	(34)	44	(16)

Total	6,493	(10,727)	(2,361)
Amounts recognized for:
Insurance reserves	378	681	70
DAC and DSI	(2,510)	2,988	467

(Decrease) increase in amounts recognized	(2,132)	3,669	537
Deferred income taxes	(1,493)	2,432	638

Increase (decrease) in unrealized net capital gains and losses	$2,868	$(4,626)	$(1,186)

Portfolio monitoring

       The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

       For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made a decision to sell or whether it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, the security's decline in fair value is deemed other than temporary and is recorded in earnings.

       If the Company has not made the decision to sell the fixed income security and it is not more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis, the Company evaluates if it expects to receive cash flows sufficient to recover the entire amortized cost basis of the security by comparing the estimated recovery value calculated by discounting the best estimate of future cash flows at the security's original or current effective rate, as appropriate, with the amortized cost of the security. If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss deemed to be related to other factors and recognized in OCI.

       For equity securities, the Company considers various factors, including whether the Company has the intent and ability to hold the equity security for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the equity security's decline in fair value is considered other than temporary and is recorded in earnings. For equity securities managed by a third party, the Company has contractually retained its decision making authority as it pertains to selling equity securities that are in an unrealized loss position.

       The Company's portfolio monitoring process includes a quarterly review of all securities through a screening process which identifies instances where the fair value compared to amortized cost for fixed income securities and cost for equity securities is below established thresholds, and also includes the monitoring of other criteria such as ratings, ratings downgrades or payment defaults. The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security. Inherent in the Company's evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition of the issue or issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; 2) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; and 3) the specific reasons that a security is in a significant unrealized loss position, including overall market conditions which could affect liquidity.

       The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months			12 months or more
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
At December 31, 2009
Fixed income securities
U.S. government and agencies	38	$3,523	$(16)	—	$—	$—	$(16)
Municipal	761	3,646	(123)	747	5,024	(817)	(940)
Corporate	399	5,072	(178)	421	5,140	(669)	(847)
Foreign government	50	505	(15)	1	1	—	(15)
RMBS	387	1,092	(23)	453	2,611	(1,607)	(1,630)
CMBS	25	232	(4)	259	1,790	(951)	(955)
ABS	39	352	(20)	173	1,519	(530)	(550)
Redeemable preferred stock	1	—	—	1	21	(1)	(1)

Total fixed income securities (1)	1,700	14,422	(379)	2,055	16,106	(4,575)	(4,954)
Equity securities	1,665	1,349	(113)	28	450	(89)	(202)

Total fixed income and equity securities	3,365	$15,771	$(492)	2,083	$16,556	$(4,664)	$(5,156)

Investment grade fixed income securities	1,587	$13,891	$(293)	1,561	$13,127	$(2,848)	$(3,141)
Below investment grade fixed income securities	113	531	(86)	494	2,979	(1,727)	(1,813)

Total fixed income securities	1,700	$14,422	$(379)	2,055	$16,106	$(4,575)	$(4,954)

At December 31, 2008
Fixed income securities
U.S. government and agencies	5	$230	$(1)	—	$—	$—	$(1)
Municipal	2,648	11,981	(1,983)	117	598	(201)	(2,184)
Corporate	1,632	14,827	(2,050)	448	4,504	(1,826)	(3,876)
Foreign government	58	349	(63)	3	13	(12)	(75)
RMBS	465	1,875	(457)	317	1,685	(1,081)	(1,538)
CMBS	295	2,729	(797)	179	899	(1,207)	(2,004)
ABS	81	551	(124)	181	1,092	(1,229)	(1,353)
Redeemable preferred stock	3	17	(10)	1	1	—	(10)

Total fixed income securities	5,187	32,559	(5,485)	1,246	8,792	(5,556)	(11,041)
Equity securities	325	1,897	(398)	10	53	(46)	(444)

Total fixed income and equity securities	5,512	$34,456	$(5,883)	1,256	$8,845	$(5,602)	$(11,485)

Investment grade fixed income securities	4,687	$30,484	$(4,813)	1,081	$7,988	$(4,961)	$(9,774)
Below investment grade fixed income securities	500	2,075	(672)	165	804	(595)	(1,267)

Total fixed income securities	5,187	$32,559	$(5,485)	1,246	$8,792	$(5,556)	$(11,041)

(1)
Gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which the Company has recorded a credit loss in earnings total $20 million for the less than 12 month category and $729 million for the 12 months or greater category.

       As of December 31, 2009, $1.55 billion of unrealized losses are related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $1.55 billion, $1.20 billion are related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available, which is consistent with the National Association of Insurance Commissioners ("NAIC") rating. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

       As of December 31, 2009, the remaining $3.61 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost. Investment grade securities comprising $1.94 billion of these unrealized losses were evaluated based on factors such as discounted cash flows, the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent's bankruptcy. Of the $3.61 billion, $1.63 billion are related to below investment grade fixed income securities and $35 million are related to equity securities. Of these amounts, $1.47 billion of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of December 31, 2009. Unrealized losses on below investment grade securities are principally related to RMBS, ABS and CMBS and were the result of wider credit spreads than at initial purchase which was largely due to the impact of macroeconomic conditions and credit market deterioration on real estate valuations. Securities in an unrealized loss position were evaluated based on discounted cash flows and credit ratings, as well as the performance of the underlying collateral relative to the securities' positions in the securities' respective capital structure. RMBS and ABS in an unrealized loss position were evaluated with credit enhancements from bond insurers where applicable. Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying security, as well as with credit enhancements from bond insurers, where applicable. Unrealized losses on equity securities are primarily related to equity market fluctuations.

       As of December 31, 2009, the Company has not made a decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2009, the Company had the intent and ability to hold the equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnership impairment

       As of December 31, 2009 and 2008, the carrying value of equity method limited partnership interests totaled $1.64 billion and $1.56 billion, respectively. The Company recognizes a loss in value for equity method investments when evidence demonstrates that it is other-than-temporarily impaired. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings potential that would justify the carrying amount of the investment. In 2009, 2008 and 2007, the Company had write-downs of $11 million, $29 million and $18 million, respectively, related to equity method limited partnership interests.

       As of December 31, 2009 and 2008, the carrying value for cost method limited partnership interests was $1.10 billion and $1.23 billion, respectively, which primarily included limited partnership interests in fund investments. The fair value for cost method investments is estimated to be equivalent to the reported net asset value of the underlying funds. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuations of the investments held by limited partnerships; or any other adverse events since the last financial statements received that might affect the fair value of the investee's capital. Additionally, the Company uses a screening process to identify those investments whose net asset value is below established thresholds for certain periods of time, and investments that are performing below expectations, for further consideration. In 2009, 2008 and 2007, the Company had write-downs of $297 million, $83 million and $6 million, respectively, related to cost method investments that were other-than-temporarily impaired.

Mortgage loan impairment

       A mortgage loan is impaired when it is probable that the Company will not collect the contractual principal and interest. The net carrying value of impaired loans at December 31, 2009 and 2008 was $409 million and $163 million, respectively. Total valuation allowances of $95 million and $4 million were held on impaired loans at December 31, 2009 and 2008, respectively. The Company recognized $97 million and $4 million of realized capital losses related to increases in the valuation allowances on impaired loans for the years ended December 31, 2009 and 2008, respectively. There were no valuation allowances prior to December 31, 2008. Realized capital losses recognized on mortgage loans held for sale totaled $6 million, $74 million and $30 million for the years ended December 31, 2009, 2008 and 2007 respectively.

       Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received. Accrual of income is suspended for mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable. The Company recognized interest income on impaired loans of

$7 million, $6 million and $0.2 million during 2009, 2008 and 2007, respectively. The average balance of impaired loans was $327 million, $44 million and $3 million during 2009, 2008 and 2007, respectively.

Investment concentration for municipal bond and commercial mortgage portfolios

       The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represents more than 5% of the portfolio at December 31.

(% of municipal bond portfolio carrying value)	2009	2008
California	13.3%	12.1%
Texas	8.9	10.3
Florida	5.9	5.5
Illinois	5.3	4.7

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

(% of commercial mortgage portfolio carrying value)	2009	2008
California	22.6%	20.6%
Illinois	9.4	9.2
New York	6.3	5.7
Pennsylvania	6.0	6.2
New Jersey	5.9	6.1
Texas	5.0	7.0

       The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% of commercial mortgage portfolio carrying value)	2009	2008
Office buildings	35.3%	32.4%
Retail	24.2	24.3
Warehouse	23.2	23.0
Apartment complex	11.9	15.5
Other	5.4	4.8

Total	100.0%	100.0%

       The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2009 for loans that were not in foreclosure are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2010	78	$959	12.2%
2011	82	1,144	14.5
2012	98	1,115	14.1
2013	73	676	8.6
Thereafter	394	3,988	50.6

Total	725	$7,882	100.0%

       In 2009, $853 million of commercial mortgage loans were contractually due. Of these, 67% were paid as due, 23% were extended generally for less than one year, 9% have been refinanced and 1% were foreclosed or in the process of foreclosure. As of December 31, 2009, the Company has five loans totaling $49 million that are in foreclosure. Additionally, the Company has $72 million of delinquent loans that are not in the process of foreclosure.

Concentration of credit risk

       At December 31, 2009, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company's shareholders' equity.

Securities loaned

       The Company's business activities include securities lending programs with third parties, mostly large banks. At December 31, 2009 and 2008, fixed income and equity securities with a carrying value of $434 million and $307 million, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $2 million, $48 million and $19 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Other investment information

       Included in fixed income securities are below investment grade assets totaling $4.98 billion and $3.28 billion at December 31, 2009 and 2008, respectively.

       At December 31, 2009, fixed income securities and short-term investments with a carrying value of $267 million were on deposit with regulatory authorities as required by law.

       At December 31, 2009, the carrying value of fixed income securities that were non-income producing was $11 million. No other investments were non-income producing at December 31, 2009.

5. Fair Value of Assets and Liabilities

       Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company principally uses the market approach which generally utilizes market transaction data for the same or similar instruments. To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies.

       The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Assets and liabilities recorded on the Consolidated Statements of Financial Position at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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
Level 3:
Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect the Company's estimates of the assumptions that market participants would use in valuing the assets and liabilities.

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

       Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the consolidated financial statements. In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented with the host contract in fixed income securities. As of December 31, 2009, 72.9% of total assets are measured at fair value and 0.6% of total liabilities are measured at fair value. Fair value calculations are performed for 78.8% of total assets and 40.3% of total liabilities, which are disclosed in this footnote.

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

    Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active. Also includes privately placed securities valued using a discounted cash flow model that is widely accepted in the financial services industry and uses market observable inputs and inputs derived principally from, or corroborated by, observable market data. The primary inputs to the discounted cash flow model include an interest rate curve, as well as published credit spreads for similar assets in markets that are not active that incorporate the credit quality and industry sector of the issuer.

    Foreign government; RMBS - U.S. government sponsored entities ("U.S. Agency"), Prime residential mortgage-backed securities ("Prime") and Alt-A residential mortgage-backed securities ("Alt-A"); ABS — credit card, auto and student loans; Redeemable preferred stock:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

    CMBS:  Valuation is principally based on inputs including quoted prices for identical or similar assets in markets that are not active.

  •
  Equity securities:Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

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

    Corporate, including privately placed:  Valued based on non-binding broker quotes or based on models that are widely accepted in the financial services industry with certain inputs to the valuation model that are significant to the valuation, but are not market observable. Equity-indexed notes, which are senior unsecured debt obligations of corporate issuers, are categorized as Level 3 as a result of the significance of non-market observable inputs.

    RMBS - Subprime residential mortgage-backed securities ("Subprime") and Alt-A:  Subprime and certain Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements. Certain Subprime and Alt-A are valued based on non-binding broker quotes. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, Subprime and certain Alt-A are categorized as Level 3.

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

    ABS - Collateralized debt obligations ("CDO"):  Valued based on non-binding broker quotes received from brokers who are familiar with the investments. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all CDO are categorized as Level 3.

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

       The following table summarizes the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2009:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2009
Assets
Fixed income securities:
U.S. government and agencies	$4,415	$3,121	$—		$7,536
Municipal	—	18,574	2,706		21,280
Corporate	—	30,874	2,241		33,115
Foreign government	—	3,177	20		3,197
RMBS	—	6,316	1,671		7,987
CMBS	—	1,182	1,404		2,586
ABS	—	1,025	2,001		3,026
Redeemable preferred stock	—	37	2		39

Total fixed income securities	4,415	64,306	10,045		78,766
Equity securities	4,821	134	69		5,024
Short-term investments	278	2,778	—		3,056
Other investments:
Free-standing derivatives	—	882	146	$(482)	546
Separate account assets	9,072	—	—		9,072
Other assets	—	—	2		2

Total recurring basis assets	18,586	68,100	10,262	(482)	96,466
Non-recurring basis (1)	—	—	235		235

Total assets at fair value	$18,586	$68,100	$10,497	$(482)	$96,701

% of total assets at fair value	19.2%	70.4%	10.9%	(0.5)%	100.0%
Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(217)	$(110)		$(327)
Other liabilities:
Free-standing derivatives	(2)	(596)	(91)	$276	(413)

Total liabilities at fair value	$(2)	$(813)	$(201)	$276	$(740)

% of total liabilities at fair value	0.3%	109.9%	27.1%	(37.3)%	100.0%

(1)
Includes $211 million of mortgage loans and $24 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

       The following table summarizes the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2008
Assets
Fixed income securities:
U.S. government and agencies	$662	$3,572	$—		$4,234
Municipal	—	19,385	2,463		21,848
Corporate	—	17,432	10,195		27,627
Foreign government	—	2,675	—		2,675
RMBS	—	3,577	2,988		6,565
CMBS	—	3,389	457		3,846
ABS	—	73	1,714		1,787
Redeemable preferred stock	—	24	2		26

Total fixed income securities	662	50,127	17,819		68,608
Equity securities	2,477	254	74		2,805
Short-term investments	563	8,343	—		8,906
Other investments:
Free-standing derivatives	—	812	13	$(525)	300
Separate account assets	8,239	—	—		8,239
Other assets	—	—	1		1

Total recurring basis assets	11,941	59,536	17,907	(525)	88,859
Non-recurring basis (1)	—	—	301		301

Total assets at fair value	$11,941	$59,536	$18,208	$(525)	$89,160

% of total assets at fair value	13.4%	66.8%	20.4%	(0.6)%	100.0%
Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(37)	$(265)		$(302)
Other liabilities:
Free-standing derivatives	—	(1,177)	(114)	$505	(786)

Total liabilities at fair value	$—	$(1,214)	$(379)	$505	$(1,088)

% of total liabilities at fair value	—%	111.6%	34.8%	(46.4)%	100.0%

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

       The following table provides a summary of changes in fair value during the year ended December 31, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis. Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table below.

($ in millions)		Total realized and unrealized gains (losses) included in:
							Total gains (losses) included in net income for assets and liabilities still held at December 31, 2009 (3)
	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2009
Assets
Fixed income securities:
Municipal	$2,463	$(34)	$191	$(202)	$288	$2,706	$(34)
Corporate	10,195	(20)	1,216	(1,411)	(7,739)	2,241	53
Foreign government	—	—	—	80	(60)	20	—
RMBS	2,988	(179)	283	(470)	(951)	1,671	(128)
CMBS	457	(399)	804	(42)	584	1,404	(318)
ABS	1,714	(202)	918	21	(450)	2,001	(122)
Redeemable preferred stock	2	—	—	—	—	2	(1)

Total fixed income securities	17,819	(834)	3,412	(2,024)	(8,328)	10,045	(550)
Equity securities	74	(4)	1	1	(3)	69	(5)
Other investments:
Free-standing derivatives, net	(101)	62	—	94	—	55 (2)	180
Other assets	1	1	—	—	—	2	1

Total recurring Level 3 assets	$17,793	$(775)	$3,413	$(1,929)	$(8,331)	$10,171	$(374)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(265)	$148	$—	$7	$—	$(110)	$148

Total recurring Level 3 liabilities	$(265)	$148	$—	$7	$—	$(110)	$148

(1)
The effect to net income totals $(627) million and is reported in the Consolidated Statements of Operations as follows: $(889) million in realized capital gains and losses, $111 million in net investment income, $(3) million in interest credited to contractholder funds and $(148) million in life and annuity contract benefits.

(2)
Comprises $146 million of assets and $(91) million of liabilities.

(3)
The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(226) million and are reported in the Consolidated Statements of Operations as follows: $(486) million in realized capital gains and losses, $106 million in net investment income, $(6) million in interest credited to contractholder funds, and $(148) million in life and annuity contract benefits.

       The following table provides a summary of changes in fair value during the year ended December 31, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.

($ in millions)		Total realized and unrealized gains (losses) included in:
								Total gains (losses) included in net income for assets and liabilities still held at December 31, 2008 (3)
	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2008
Assets
Fixed income securities:
Municipal	$1,477	$3	$(385)	$(205)	$1,573	$2,463		$(5)
Corporate	12,868	(426)	(1,402)	(1,371)	526	10,195		(379)
Foreign government	19	1	—	(6)	(14)	—		—
RMBS	5,405	(971)	(731)	(1,058)	343	2,988		(708)
CMBS	833	(479)	(291)	(383)	777	457		(202)
ABS	3,769	(316)	(1,106)	(853)	220	1,714		(300)
Redeemable preferred stock	1	1	—	—	—	2		—

Total fixed income securities	24,372	(2,187)	(3,915)	(3,876)	3,425	17,819		(1,594)
Equity securities	129	(102)	5	20	22	74		(5)
Other investments:
Free-standing derivatives, net	10	(235)	—	124	—	(101	) (2)	(106)
Other assets	2	(1)	—	—	—	1		(1)

Total recurring Level 3 assets	$24,513	$(2,525)	$(3,910)	$(3,732)	$3,447	$17,793		$(1,706)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(270)	$—	$1	$—	$(265)		$(270)

Total recurring Level 3 liabilities	$4	$(270)	$—	$1	$—	$(265)		$(270)

(1)
The effect to net income totals $(2.79) billion and is reported in the Consolidated Statements of Operations as follows: $(2.65) billion in realized capital gains and losses, $134 million in net investment income, $6 million in interest credited to contractholder funds, and $270 million in life and annuity contract benefits.

(2)
Comprises $13 million of assets and $(114) million of liabilities.

(3)
The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(1.98) billion and are reported in the Consolidated Statements of Operations as follows: $(1.81) billion in realized capital gains and losses, $103 million in net investment income, $1 million in interest credited to contractholder funds, and $270 million in life and annuity contract benefits.

       Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

  Financial assets

($ in millions)	December 31, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$7,935	$6,336	$10,229	$8,903
Limited partnership interests — cost basis	1,103	1,098	1,228	1,217
Bank loans	420	391	1,038	713

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

Financial liabilities

($ in millions)	December 31, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$40,943	$39,328	$46,972	$43,479
Long-term debt	5,910	6,016	5,659	4,944
Liability for collateral	658	658	340	340

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

6. Derivative Financial Instruments and Off-balance-sheet Financial Instruments

       The Company primarily uses derivatives for risk management and asset replication. In addition, the Company has derivatives embedded in non-derivative "host" contracts, which are required to be separated from the host contracts and accounted for at fair value as derivative instruments. With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company's derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis. The Company does not use derivatives for trading purposes. Non-hedge accounting is generally used for "portfolio" level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements to permit the application of hedge accounting.

       The Company primarily uses derivatives to partially mitigate potential adverse impacts from changes in risk-free interest rates, negative equity market valuations and increases in credit spreads. Property-Liability uses interest rate swaption contracts and exchange traded options on Treasury futures to offset potential declining fixed income market values resulting from potential rising interest rates. Property-Liability also uses interest rate swaps to mitigate municipal bond interest rate risk within the municipal bond portfolio. Exchange traded equity put options are utilized by Property-Liability for overall equity portfolio protection from significant declines in equity market values below a targeted level. Equity index futures are used by Property-Liability to offset valuation losses in the equity portfolio during periods of declining equity market values. Credit default swaps are typically used to mitigate the credit risk within the Property-Liability fixed income portfolio.

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

       Asset replication refers to the "synthetic" creation of assets through the use of derivatives and primarily investment grade host bonds to replicate securities that are either unavailable in the cash markets or more economical to acquire in synthetic form. The Company replicates fixed income securities using a combination of a credit default swap and one or more highly rated fixed income securities to synthetically replicate the economic characteristics of one or more cash market securities. The Company also creates "synthetic" exposure to equity markets through the use of exchange traded equity index future contracts and an investment grade host bond.

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

       Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC free-standing derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis in the Consolidated Statements of Financial Position. For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts. As of December 31, 2009, the Company pledged $19 million of securities and cash in the form of margin deposits.

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

       The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statements of Financial Position at December 31, 2009.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$45	—	$(3)	$—	$(3)
Foreign currency swap agreements	Other investments	23	—	(2)	—	(2)

Total		$68	—	$(5)	$—	$(5)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,206	—	$49	$62	$(13)
Interest rate swaption agreements	Other investments	8,500	—	95	95	—
Interest rate cap and floor agreements	Other investments	52	—	2	2	—
Financial futures contracts and options	Other investments	—	30,000	12	12	—
Financial futures contracts and options	Other assets	—	404	—	—	—
Equity and index contracts
Options, financial futures and warrants (2)	Other investments	62	43,850	435	435	—
Options, financial futures and warrants	Other assets	—	102	—	—	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	53	—	1	1	—
Foreign currency forwards and options	Other investments	476	—	5	8	(3)
Embedded derivative financial instruments
Conversion options in fixed income securities	Fixed income securities	936	—	312	316	(4)
Equity-indexed call options in fixed income securities	Fixed income securities	475	—	89	89	—
Other embedded derivative financial instruments	Other investments	1,000	—	2	2	—
Credit default contracts
Credit Default Swaps — Buying Protection	Other investments	329	—	(6)	2	(8)
Credit Default Swaps — Selling Protection	Other investments	93	—	(8)	2	(10)
Other contract
Other contracts	Other investments	75	—	—	—	—
Other contracts	Other assets	6	—	2	2	—

Total		$13,263	74,356	$990	$1,028	$(38)

Total derivative assets		$13,331	74,356	$985	$1,028	$(43)

(1)
Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded. (n/a = not applicable)

(2)
In addition to the number of contracts presented in the table, the Company held 101,255 stock rights and 1,352,432 stock warrants. Stock rights and stock warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

($ in millions, except number of contracts)	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$2,443	—	$(230)	$—	$(230)
Foreign currency swap agreements	Other liabilities & accrued expenses	179	—	(18)	3	(21)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	870	—	231	231	—
Foreign currency and interest rate swap agreements	Contractholder funds	—	—	44	44	—

Total		$3,492	—	$27	$278	$(251)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$6,187	—	$28	$68	$(40)
Interest rate swaption agreements	Other liabilities & accrued expenses	2,000	—	34	34	—
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,896	—	(16)	9	(25)
Equity and index contracts
Options, financial futures and warrants	Other liabilities & accrued expenses	45	21,098	(214)	3	(217)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	54	—	3	3	—
Foreign currency forwards and options	Other liabilities & accrued expenses	185	—	2	2	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,113	—	(66)	—	(66)
Guaranteed withdrawal benefits	Contractholder funds	810	—	(41)	—	(41)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,321	—	(217)	—	(217)
Other embedded derivative financial instruments	Contractholder funds	85	—	(3)	—	(3)
Credit default contracts
Credit Default Swaps — Buying Protection	Other liabilities & accrued expenses	839	—	(40)	5	(45)
Credit Default Swaps — Selling Protection	Other liabilities & accrued expenses	1,195	—	(65)	7	(72)

Total		$20,730	21,098	$(595)	$131	$(726)

Total derivative liabilities		$24,222	21,098	$(568)	$409	$(977)

Total derivatives		$37,553	95,454	$417

(1)
Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded. (n/a = not applicable)

       The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2008.

			Carrying value
($ in millions)	Notional amount	Fair value
			Assets	(Liabilities)
Interest rate contracts
Interest rate swap agreements	$25,654	$(761)	$59	$(820)
Financial futures contracts and options	8,360	10	11	(1)
Interest rate cap and floor agreements	5,688	(35)	2	(37)

Total interest rate contracts	39,702	(786)	72	(858)
Equity and index contracts
Options, financial futures and warrants	7,517	158	209	(51)
Foreign currency contracts
Foreign currency swap agreements	1,233	222	9	213
Foreign currency forwards and options	230	(20)	(3)	(17)

Total foreign currency contracts	1,463	202	6	196
Credit default swaps used for asset replication
Credit default swaps — selling protection	1,056	(114)	(34)	(80)
Embedded derivative financial instruments
Guaranteed accumulation benefits	985	(147)	—	(147)
Guaranteed withdrawal benefits	744	(119)	—	(119)
Conversion options in fixed income securities	1,005	201	201	—
Equity-indexed call options in fixed income securities	800	132	132	—
Equity-indexed and forward starting options in life and annuity product contracts	4,150	(37)	—	(37)
Other embedded derivative financial instruments	1,180	2	1	1

Total embedded derivative financial instruments	8,864	32	334	(302)
Other derivative financial instruments
Credit default swaps — buying protection	2,219	74	51	23
Other	89	3	3	—

Total other derivative financial instruments	2,308	77	54	23

Total derivative financial instruments	$60,910	$(431)	$641 (1)	$(1,072	) (2)

(1)
Presented in the Consolidated Statements of Financial Position as $333 million fixed income securities, $301 million other investments and $7 million other assets.

(2)
Presented in the Consolidated Statements of Financial Position as $302 million contractholder funds and $770 million other liabilities and accrued expenses.

       The following table provides a summary of the impacts of the Company's foreign currency contracts in cash flow hedging relationships in the Consolidated Statements of Operations and the Consolidated Statements of Financial Position. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be $3 million during the next twelve months.

($ in millions) Effective portion	Year ended December 31, 2009
Loss recognized in OCI on derivatives during the period	$(35)
Loss recognized in OCI on derivatives during the term of the hedging relationship	$(23)
Gain reclassified from AOCI into income (net investment income)	$2
Loss reclassified from AOCI into income (realized capital gains and losses)	$(3)
Ineffective portion and amount excluded from effectiveness testing
Gain recognized in income on derivatives (realized capital gains and losses)	$—

       For cash flow hedges, unrealized net pre-tax gains and losses included in accumulated other comprehensive income were $(23) million and $11 million at December 31, 2009 and 2008, respectively. The net pre-tax changes in accumulated other comprehensive income due to cash flow hedges were $(34) million, $44 million and $(26) million in 2009, 2008 and 2007, respectively.

       The following table presents gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations for the year ended December 31, 2009.

($ in millions)	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$30	$12	$—	$(13)	$—	$29
Foreign currency and interest rate contracts	—	(9)	—	77	—	68

Subtotal	30	3	—	64	—	97

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	255	—	—	—	255
Equity and index contracts	—	(160)	—	115	24	(21)
Embedded derivative financial instruments	—	122	158	(184)	—	96
Foreign currency contracts	—	7	—	—	(10)	(3)
Credit default contracts	—	(18)	—	—	—	(18)
Other contracts	(1)	—	—	3	—	2

Subtotal	(1)	206	158	(66)	14	311

Total	$29	$209	$158	$(2)	$14	$408

       The hedge ineffectiveness reported in realized capital gains and losses amounted to losses of $1 million, $4 million and $13 million in 2009, 2008 and 2007, respectively.

       The following table provides a summary of the changes in fair value of the Company's fair value hedging relationships in the Consolidated Statements of Operations for the year ended December 31, 2009.

($ in millions)	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$39	$(13)	$—
Net investment income	164	—	—	(164)
Realized capital gains and losses	12	(9)	—	—

Total	$150	$30	$(13)	$(164)

       The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements ("MNAs") and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions). These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2009, counterparties pledged $209 million in cash to the Company, and the Company pledged $171 million in securities to counterparties which includes $122 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $49 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

       Counterparty credit exposure represents the Company's potential loss if all of the counterparties concurrently fail to perform under the contractual terms of the contracts and all collateral, if any, becomes worthless. This exposure is measured by the fair value of OTC free-standing derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of legally enforceable master netting agreements.

       The following table summarizes the counterparty credit exposure by counterparty credit rating at December 31 as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).

($ in millions)	2009				2008
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	2	$3,269	$26	$1	3	$4,749	$21	$21
A+	5	12,359	204	57	5	6,951	15	15
A	3	2,551	62	30	3	3,730	58	38
A-	1	145	23	23	1	216	25	25

Total	11	$18,324	$315	$111	12	$15,646	$119	$99

(1)
Rating is the lower of S&P or Moody's ratings.

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

       Certain of the Company's derivative instruments contain credit-risk-contingent termination events, cross-default provisions and credit support annex agreements. Credit-risk-contingent termination events allow the counterparties to terminate the derivative on certain dates if AIC's, ALIC's or Allstate Life Insurance Company of New York's ("ALNY") financial strength credit ratings by Moody's or S&P fall below a certain level or in the event AIC, ALIC or ALNY are no longer rated by both Moody's and S&P. Credit-risk-contingent cross-default provisions allow the counterparties to terminate the derivative instruments if the Company defaults by pre-determined threshold amounts on certain debt instruments. Credit-risk-contingent credit support annex agreements specify the amount of collateral the Company must post to counterparties based on AIC's, ALIC's or ALNY's financial strength credit ratings by Moody's or S&P, or in the event AIC, ALIC or ALNY are no longer rated by both Moody's and S&P.

       The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position as of December 31, 2009, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)

Gross liability fair value of contracts containing credit-risk-contingent features	$429
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(265)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(122)

Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$42

Credit derivatives — selling protection

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

       The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2009:

($ in millions)	Notional amount credit rating underlying notional
	AAA	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$—	$63	$86	$84	$30	$263	$(12)
High yield debt	—	—	—	—	10	10	—
Municipal	—	135	—	—	—	135	(10)

Subtotal	—	198	86	84	40	408	(22)
Baskets
Tranche
Investment grade corporate debt	—	—	—	—	65	65	(27)
First-to-default
Investment grade corporate debt	—	—	45	15	—	60	—
Municipal	—	20	135	—	—	155	(28)

Subtotal	—	20	180	15	65	280	(55)
Index
Investment grade corporate debt	—	14	159	408	19	600	4

Total	$—	$232	$425	$507	$124	$1,288	$(73)

       The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2008:

($ in millions)	Notional amount credit rating underlying notional
	AAA	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$20	$—	$142	$140	$—	$302	$(26)
High yield debt	—	—	—	—	10	10	(3)
Municipal	—	135	—	—	—	135	(20)
Sovereign	—	—	—	20	5	25	(1)

Subtotal	20	135	142	160	15	472	(50)
Baskets
First-to-default
Investment grade corporate debt	—	—	30	60	—	90	(5)
Municipal	—	120	35	—	—	155	(43)

Subtotal	—	120	65	60	—	245	(48)
Index
Investment grade corporate debt	6	5	101	181	46	339	(16)

Total	$26	$260	$308	$401	$61	$1,056	$(114)

       In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default ("FTD") structure or a specific tranche of a basket, or credit derivative index ("CDX") that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement. With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the referenced entity's public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With a FTD basket or a tranche of a basket, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names. CDX index is utilized to take a position on multiple (generally 125) reference entities. Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference credit. If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement. In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset. When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at time of settlement. When a credit event occurs in a tranche of a basket, there is no impact to the Company until cumulative losses in the basket exceed the contractual subordination. To date, realized losses have not exceeded the subordination. For CDX index, the reference entity's name incurring the credit event is removed from the index while the contract continues until expiration. The maximum payout on a CDS is the contract notional amount. A physical settlement may afford the Company with recovery rights as the new owner of the asset.

       The Company monitors risk associated with credit derivatives through individual name credit limits at both a credit derivative and a combined cash instrument/credit derivative level. The ratings of individual names for which protection has been sold are also monitored.

Off-balance-sheet financial instruments and unconsolidated investments in VIEs

       The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

($ in millions)	2009		2008
	Contractual amount	Fair value	Contractual amount	Fair value
Commitments to invest in limited partnership interests	$1,432	$—	$1,889	$—
Commitments to invest — other	4	—	3	—
Commitments to extend mortgage loans	3	—	3	—
Private placement commitments	7	—	—	—
Other loan commitments	12	—	10	—

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

       Other loan commitments primarily represent commitments of the Allstate Bank to fund loans to insurance agents of AIC. These commitments have predetermined or floating interest rates and have varying expiration dates or other termination clauses. The fair value of these commitments is insignificant.

       The Company established two VIEs that are not consolidated because the Company is not the primary beneficiary. The VIEs hold investments on behalf of unrelated third party investors that are managed by Allstate Investment Management Company, a subsidiary of the Company. Their assets primarily consist of investment securities and cash, and the liabilities consist primarily of long-term debt. The Company's maximum loss exposure related to the VIEs is the amortized cost of its investment. Information on each VIE as of December 31, 2009 is listed in the following table.

			Maximum loss exposure
($ in millions)	Assets	Liabilities
Year established
2006	$398	$371	$—
2005	335	306	—

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

       Because reserves are estimates of unpaid portions of losses that have occurred, including incurred but not reported ("IBNR") losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management's best estimates. The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled. The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported in property-liability insurance claims and claims expense in the Consolidated Statements of Operations in the period such changes are determined.

       Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

($ in millions)	2009	2008	2007
Balance at January 1	$19,456	$18,865	$18,866
Less reinsurance recoverables	2,274	2,205	2,256

Net balance at January 1	17,182	16,660	16,610

Incurred claims and claims expense related to:
Current year	18,858	19,894	17,839
Prior years	(112)	170	(172)

Total incurred	18,746	20,064	17,667

Claims and claims expense paid related to:
Current year	11,905	12,658	10,933
Prior years	6,995	6,884	6,684

Total paid	18,900	19,542	17,617

Net balance at December 31	17,028	17,182	16,660
Plus reinsurance recoverables	2,139	2,274	2,205

Balance at December 31	$19,167	$19,456	$18,865

       Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $2.07 billion, $3.34 billion and $1.41 billion in 2009, 2008 and 2007, respectively, net of reinsurance and other recoveries (see Note 9). In 2008, losses from catastrophes included $1.31 billion, net of recoveries, related to Hurricanes Ike and Gustav. These estimates include net losses in personal lines auto and property policies and net losses on commercial policies. Included in 2008 losses from catastrophes are accruals for assessments from the Texas Windstorm Insurance Association ("TWIA") (see Note 13).

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

       During 2009, incurred claims and claims expense related to prior years was primarily composed of net decreases in homeowners and auto reserves of $168 million and $57 million, respectively, offset by increases in other reserves of $89 million. Incurred claims and claims expense includes favorable catastrophe loss reestimates of losses from catastrophes of $169 million, net of reinsurance and other recoveries, primarily attributable to favorable reserve reestimates from Hurricanes Ike and Gustav and a catastrophe related subrogation recovery.

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

       Management believes that the reserve for property-liability insurance claims and claims expense, net of reinsurance recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the Consolidated Statements of Financial Position based on available facts, technology, laws and regulations.

       For further discussion of asbestos and environmental reserves, see Note 13.

8.    Reserve for Life-Contingent Contract Benefits and Contractholder Funds

       At December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2009	2008
Immediate fixed annuities:
Structured settlement annuities	$6,406	$6,628
Other immediate fixed annuities	2,048	2,106
Traditional life insurance	2,850	2,723
Accident and health	1,514	1,355
Other	92	69

Total reserve for life-contingent contract benefits	$12,910	$12,881

       The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 1.3% to 9.9%	Present value of contractually specified future benefits
Other immediate fixed annuities

1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications; 1983 individual annuity mortality table with internal modifications

		Interest rate assumptions range from 1.0% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 4.0% to 11.3%	Net level premium reserve method using the Company's withdrawal experience rates
Accident and health	Actual company experience plus loading		Unearned premium; additional contract reserves for mortality risk

Product	Mortality	Interest rate	Estimation method
Other:
Variable annuity guaranteed minimum death benefits (1)	100% of Annuity 2000 mortality table	Interest rate assumptions range from 4.5% to 5.5%	Projected benefit ratio applied to cumulative assessments

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively "Prudential").

       To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies. A liability of $378 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2008. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income. The liability is zero as of December 31, 2009.

       At December 31, contractholder funds consist of the following:

($ in millions)	2009	2008
Interest-sensitive life insurance	$10,276	$9,957
Investment contracts:
Fixed annuities	36,063	37,660
Funding agreements backing medium-term notes	4,699	9,314
Other investment contracts	459	533
Allstate Bank deposits	1,085	949

Total contractholder funds	$52,582	$58,413

       The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 2.0% to 6.0%	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 0.5% to 9.9% for immediate annuities and 0% to 16% for other fixed annuities (which include equity-indexed annuities whose returns are indexed to the S&P 500)
Either a declining or a level percentage charge generally over nine years or less. Additionally, approximately 28.1% of fixed annuities are subject to market value adjustment for discretionary withdrawals
Funding agreements backing medium-term notes	Interest rates credited range from 0% to 6.5% (excluding currency-swapped medium-term notes)	Not applicable
Other investment contracts:
Variable guaranteed minimum income benefit (1) and secondary guarantees on interest-sensitive life insurance and fixed annuities	Interest rates used in establishing reserves range from 1.8% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract
Allstate Bank deposits	Interest rates credited range from 0% to 5.5%	A percentage of principal balance for time deposits withdrawn prior to maturity

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.

       Contractholder funds include funding agreements held by VIEs issuing medium-term notes. The VIEs are Allstate Life Funding, LLC, Allstate Financial Global Funding, LLC, Allstate Life Global Funding and Allstate Life Global Funding II, and their primary assets are funding agreements used exclusively to back medium-term note programs.

       Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2009	2008
Balance, beginning of year	$58,413	$61,975
Deposits	4,580	10,402
Interest credited	2,025	2,405
Benefits	(1,588)	(1,710)
Surrenders and partial withdrawals	(5,172)	(5,313)
Maturities and retirements of institutional products	(4,773)	(8,599)
Contract charges	(918)	(870)
Net transfers from separate accounts	11	19
Fair value hedge adjustments for institutional products	25	(56)
Other adjustments	(21)	160

Balance, end of year	$52,582	$58,413

       The Company offered various guarantees to variable annuity contractholders. Liabilities for variable contract guarantees related to death benefits are included in the reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the Consolidated Statements of Financial Position. All liabilities for variable contract guarantees are reported on a gross basis on the balance sheet with a corresponding reinsurance recoverable asset for those contracts subject to reinsurance.

       Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $7.93 billion and $7.07 billion of equity, fixed income and balanced mutual funds and $568 million and $730 million of money market mutual funds at December 31, 2009 and 2008, respectively.

       The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	December 31,
	2009	2008
In the event of death
Separate account value	$8,496	$7,802
Net amount at risk (1)	$2,153	$3,971
Average attained age of contractholders	65 years	64 years
At annuitization (includes income benefit guarantees)
Separate account value	$2,101	$1,846
Net amount at risk (2)	$906	$1,459
Weighted average waiting period until annuitization options available	3 years	4 years
For cumulative periodic withdrawals
Separate account value	$786	$718
Net amount at risk (3)	$42	$159
Accumulation at specified dates
Separate account value	$1,113	$984
Net amount risk (4)	$97	$223
Weighted average waiting period until guarantee date	8 years	9 years

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

       The following table summarizes the liabilities for guarantees:

($ in millions)	Liability for guarantees related to death benefits and interest- sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2008 (1)	$115	$220	$266	$601
Less reinsurance recoverables	81	201	266	548

Net balance at December 31, 2008	34	19	—	53
Incurred guaranteed benefits	13	—	1	14
Paid guarantee benefits	(1)	—	—	(1)

Net change	12	—	1	13
Net balance at December 31, 2009	46	19	1	66
Plus reinsurance recoverables	109	268	107	484

Balance, December 31, 2009 (2)	$155	$287	$108	$550

Balance, December 31, 2007 (3)	$145	$46	$—	$191
Less reinsurance recoverables	121	27	—	148

Net balance at December 31, 2007	24	19	—	43
Incurred guaranteed benefits	11	—	—	11
Paid guarantee benefits	(1)	—	—	(1)

Net change	10	—	—	10
Net balance at December 31, 2008	34	19	—	53
Plus reinsurance recoverables	81	201	266	548

Balance, December 31, 2008 (1)	$115	$220	$266	$601

(1)
Included in the total liability balance at December 31, 2008 are reserves for variable annuity death benefits of $67 million, variable annuity income benefits of $201 million, variable annuity accumulation benefits of $147 million, variable annuity withdrawal benefits of $119 million and other guarantees of $67 million.
(2)
Included in the total liability balance at December 31, 2009 are reserves for variable annuity death benefits of $92 million, variable annuity income benefits of $269 million, variable annuity accumulation benefits of $66 million, variable annuity withdrawal benefits of $41 million and other guarantees of $82 million.
(3)
Included in the total liability balance at December 31, 2007 are reserves for variable annuity death benefits of $111 million, variable annuity income benefits of $23 million, variable annuity accumulation benefits of $(0.4) million and other guarantees of $57 million.

9.    Reinsurance

       The effects of reinsurance on property-liability insurance premiums written and earned and life and annuity premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Property-liability insurance premiums written
Direct	$26,980	$27,667	$28,423
Assumed	41	85	59
Ceded	(1,050)	(1,168)	(1,299)

Property-liability insurance premiums written, net of reinsurance	$25,971	$26,584	$27,183

Property-liability insurance premiums earned
Direct	$27,200	$28,021	$28,529
Assumed	50	85	60
Ceded	(1,056)	(1,139)	(1,356)

Property-liability insurance premiums earned, net of reinsurance	$26,194	$26,967	$27,233

Life and annuity premiums and contract charges
Direct	$2,757	$2,754	$2,788
Assumed	39	41	44
Ceded	(838)	(900)	(966)

Life and annuity premiums and contract charges, net of reinsurance	$1,958	$1,895	$1,866

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

Property-Liability reinsurance recoverable

       Total amounts recoverable from reinsurers at December 31, 2009 and 2008 were $2.21 billion and $2.35 billion, respectively, including $72 million and $78 million, respectively, related to property-liability losses paid by the Company and billed to reinsurers, and $2.14 billion and $2.27 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid.

       With the exception of the recoverable balances from the Michigan Catastrophic Claim Association ("MCCA"), Lloyd's of London and other industry pools and facilities, the largest reinsurance recoverable balance the Company had outstanding was $77 million and $81 million from Westport Insurance Corporation (formerly Employers' Reinsurance Company) at December 31, 2009 and 2008, respectively. No other amount due or estimated to be due from any single property-liability reinsurer was in excess of $37 million and $56 million at December 31, 2009 and 2008, respectively.

       At December 31, 2009 and 2008, Allstate Texas Lloyd's ("ATL"), a syndicate insurance company, had $32 million and $66 million, respectively, of reinsurance recoverable on the Texas excess catastrophe loss treaty. In 2009 and 2008, the recoverable balance was primarily related to losses incurred from Hurricane Ike which occurred in 2008. ATL cedes 100% of its business, net of reinsurance with external parties, to AIC.

       The allowance for uncollectible reinsurance was $142 million and $168 million at December 31, 2009 and 2008, respectively, and is related to the Company's Discontinued Lines and Coverages segment. In 2009 and 2008, there were $26 million and $17 million of net recoveries, respectively.

Industry pools and facilities

       Reinsurance recoverable on paid and unpaid claims including IBNR at December 31, 2009 and 2008 includes $1.17 billion and $1.11 billion, respectively, from the MCCA. The MCCA is a mandatory reinsurance mechanism for personal injury protection losses over a retention level that increases each MCCA fiscal year. The retention levels are $460 thousand per claim and $440 thousand per claim for the fiscal years ending June 30, 2010 and 2009, respectively.

The MCCA is funded by assessments from member companies who, in turn, can recover assessments from policyholders.

       Ceded premiums earned under the Florida Hurricane Catastrophe Fund ("FHCF") agreement were $13 million, $26 million and $45 million in 2009, 2008 and 2007, respectively. Ceded losses incurred include $47 million, $28 million and $22 million in 2009, 2008 and 2007, respectively. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $80 million for the two largest hurricanes and $27 million for other hurricanes, up to a maximum total of $212 million effective from June 1, 2009 to May 31, 2010. Reinsurance recoverables include $53 million and $36 million recoverable from the FHCF for qualifying property losses at December 31, 2009 and 2008, respectively.

       Allstate sells and administers policies as a participant in the National Flood Insurance Program ("NFIP"). The total amounts recoverable at December 31, 2009 and 2008 were $43 million and $138 million, respectively. Ceded premiums earned include $298 million, $257 million and $257 million in 2009, 2008 and 2007, respectively. Ceded losses incurred include $111 million, $344 million and $65 million in 2009, 2008 and 2007, respectively. Under the arrangement, the Federal Government is obligated to pay all claims.

Catastrophe reinsurance

       The Company has the following catastrophe reinsurance treaties in effect as of December 31, 2009:

  •
  an aggregate excess agreement covered by three contracts (two contracts effective June 1, 2008 to May 31, 2010 with one year remaining on their two year term, and one contract effective June 1, 2009 to May 31, 2011) for Allstate Protection personal lines auto and property business countrywide, except for Florida. The contracts cover losses from storms named or numbered by the National Weather Service, fires following earthquakes, and California wildfires in excess of $2.00 billion in aggregated losses per contract year. The contract expiring May 31, 2011 represents the remaining 47.5% of the placement with the Company retaining the option in 2010 to place up to the entire $2.00 billion limit of this contract. For the year June 1, 2009 to May 31, 2010, the Company retains 5% of the $2.00 billion reinsurance limit;

  The Company's multi-peril, South-East, North-East, Texas, California fires following earthquakes, Kentucky and Pennsylvania agreements are deemed in place, and losses recoverable under these agreements, if any, are excluded when determining coverage under this agreement.

  •
  multi-year reinsurance treaties that cover Allstate-brand personal lines property excess catastrophe losses for multiple perils in Connecticut, Rhode Island, New Jersey, New York, and Texas effective June 1, 2008 to May 31, 2012;

  •
  a South-East agreement that covers Allstate Protection personal lines property excess catastrophe losses for storms named or numbered by the National Weather Service in nine Atlantic and Gulf states and the District of Columbia effective June 1, 2009 to May 31, 2010;

  •
  a North-East agreement for additional hurricane coverage in the states of New York, New Jersey and Connecticut for Allstate Protection personal lines property and automobile excess catastrophe losses effective June 15, 2007 to June 8, 2010;

  •
  a Texas agreement for additional hurricane coverage for Allstate Protection personal lines property excess catastrophe losses in the state effective June 18, 2008 to June 17, 2011;

  •
  a California fires following earthquakes agreement that covers Allstate Protection personal lines property excess catastrophe losses in California, effective June 1, 2009 to May 31, 2012;

  •
  a Kentucky agreement that provides coverage for Allstate Protection personal lines property excess catastrophe losses in the state for earthquakes and fires following earthquakes effective June 1, 2008 to May 31, 2011;

  •
  a Pennsylvania agreement that covers Allstate Protection personal lines property excess catastrophe losses for multi-perils effective June 1, 2009 through May 31, 2012;

  •
  a North Carolina agreement that covers Allstate Protection personal lines property excess catastrophe losses for multi-perils effective from July 1, 2009 to June 30, 2010; and

  •
  Five separate agreements for Castle Key Insurance Company and its subsidiaries ("Castle Key"), for personal lines property excess catastrophe losses in Florida that coordinate coverage with the Company's participation in the FHCF, effective June 1, 2009 to May 31, 2010.

       The Company ceded premiums earned of $616 million and $679 million under catastrophe reinsurance agreements in 2009 and 2008, respectively.

Asbestos, environmental and other

       Reinsurance recoverables include $190 million and $227 million from Lloyd's of London at December 31, 2009 and 2008, respectively. Lloyd's of London, through the creation of Equitas Limited, implemented a restructuring plan in 1996 to solidify its capital base and to segregate claims for years prior to 1993. The recoverable from Equitas Limited syndicates is spread among thousands of Lloyd's of London investors who have unlimited liability.

Allstate Financial

       The Company's Allstate Financial segment reinsures certain of its risks to other insurers primarily under yearly renewable term, coinsurance, modified coinsurance and coinsurance with funds withheld agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. Modified coinsurance and coinsurance with funds withheld are similar to coinsurance, except that the cash and investments that support the liability for contract benefits are not transferred to the assuming company and settlements are made on a net basis between the companies. Allstate Financial cedes 100% of the morbidity risk on substantially all of its long-term care contracts. Allstate Financial cedes specified percentages of the mortality risk on certain life policies, depending upon the issue date and product, to a pool of fourteen unaffiliated reinsurers. Beginning in July 2007, for new life insurance contracts, Allstate Financial ceded the mortality risk associated with coverage in excess of $3 million per life for contracts issued to individuals age 70 and over, and ceded the mortality risk associated with coverage in excess of $5 million per life for most other contracts. Also beginning in July 2007, for certain large contracts that meet specific criteria, Allstate Financial's retention limit was increased to $10 million per life. In the period prior to July 2007, but subsequent to August 1998, Allstate Financial ceded the mortality risk associated with coverage in excess of $2 million per life, except in 2006 in certain instances when specific criteria were met, it ceded the mortality risk associated with coverage in excess of $5 million per life. For business sold prior to September 1998, Allstate Financial ceded mortality risk in excess of specific amounts up to $1 million per individual life.

       In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. Allstate Financial had reinsurance recoverables of $1.51 billion and $1.57 billion at December 31, 2009 and 2008, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements. In 2009, life and annuity premiums and contract charges of $170 million, contract benefits of $44 million, interest credited to contractholder funds of $27 million, and operating costs and expenses of $28 million were ceded to Prudential. In 2008, life and annuity premiums and contract charges of $238 million, contract benefits of $467 million, interest credited to contractholder funds of $36 million, and operating costs and expenses of $47 million were ceded to Prudential. In 2007, life and annuity premiums and contract charges of $317 million, contract benefits of $59 million, interest credited to contractholder funds of $43 million, and operating costs and expenses of $72 million were ceded to Prudential. In addition, as of December 31, 2009 and 2008 Allstate Financial had reinsurance recoverables of $175 million and $181 million, respectively due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance), and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

       As of December 31, 2009, the gross life insurance in force was $535.61 billion of which $253.65 billion was ceded to the unaffiliated reinsurers.

       Reinsurance recoverables at December 31 are summarized in the following table.

	Reinsurance recoverable on paid and unpaid benefits
($ in millions)	2009	2008
Annuities	$1,667	$1,734
Life insurance	1,535	1,475
Long-term care insurance	851	746
Other	90	96

Total Allstate Financial	$4,143	$4,051

       At both December 31, 2009 and 2008, approximately 93% of Allstate Financial's reinsurance recoverables are due from companies rated A- or better by S&P.

10.  Deferred Policy Acquisition and Sales Inducement Costs

       Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2009
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$7,089	$1,453	$8,542
Impact of adoption of new OTTI accounting guidance before unrealized impact (1)	(176)	—	(176)
Impact of adoption of new OTTI accounting guidance effect of unrealized capital gains and losses (2)	176	—	176
Acquisition costs deferred	495	3,746	4,241
Amortization charged to income	(965)	(3,789)	(4,754)
Effect of unrealized gains and losses	(2,559)	—	(2,559)

Balance, end of year	$4,060	$1,410	$5,470

	2008
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$4,291	$1,477	$5,768
Acquisition costs deferred	684	3,951	4,635
Amortization charged to income	(704)	(3,975)	(4,679)
Effect of unrealized gains and losses	2,818	—	2,818

Balance, end of year	$7,089	$1,453	$8,542

	2007
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,848	$1,484	$5,332
Impact of adoption of new internal replacements accounting guidance (3)	(11)	—	(11)
Acquisition costs deferred	635	4,114	4,749
Amortization charged to income	(583)	(4,121)	(4,704)
Effect of unrealized gains and losses	402	—	402

Balance, end of year	$4,291	$1,477	$5,768

(1)
The adoption of new OTTI accounting guidance on April 1, 2009 resulted in an adjustment to DAC to reverse previously recorded DAC accretion related to realized capital losses that were reclassified to other comprehensive income upon adoption.
(2)
The adoption of new OTTI accounting guidance resulted in an adjustment to DAC due to the change in unrealized capital gains and losses that occurred upon adoption on April 1, 2009 when previously recorded realized capital losses were reclassified to other comprehensive income. The adjustment was recorded as an increase of the DAC balance and unrealized capital gains and losses.
(3)
The adoption of new accounting guidance related to internal replacements resulted in a $11 million adjustment to unamortized DAC related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral.

       DSI activity for Allstate Financial, which primarily relates to fixed annuities, for the years ended December 31 was as follows:

($ in millions)	2009	2008	2007
Balance, beginning of year	$453	$295	$225
Impact of adoption of new OTTI accounting guidance before unrealized impact (1)	(35)	—	—
Impact of adoption of new OTTI accounting guidance effect of unrealized capital gains and losses (2)	35	—	—
Impact of adoption of new internal replacements accounting guidance (3)	—	—	(2)
Sales inducements deferred	28	47	64
Amortization charged to income	(129)	(53)	(57)
Effect of unrealized gains and losses	(157)	164	65

Balance, end of year	$195	$453	$295

(1)
The adoption of new OTTI accounting guidance on April 1, 2009 resulted in an adjustment to DSI to reverse previously recorded DSI accretion related to realized capital losses that were reclassified to other comprehensive income upon adoption.
(2)
The adoption of new OTTI accounting guidance resulted in an adjustment to DSI due to the change in unrealized capital gains and losses that occurred upon adoption on April 1, 2009 when previously recorded realized capital losses were reclassified to other comprehensive income. The adjustment was recorded as an increase of the DSI balance and unrealized capital gains and losses.
(3)
The adoption of new accounting guidance related to internal replacements resulted in a $2 million adjustment to unamortized DSI related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral.

11.  Capital Structure

Debt outstanding

       Total debt outstanding at December 31 consisted of the following:

($ in millions)	2009	2008
7.20% Senior Notes, due 2009 (1)	$—	$750
6.125% Senior Notes, due 2012 (1)	350	350
7.50% Debentures, due 2013	250	250
5.00% Senior Notes, due 2014 (1)	650	650
6.20% Senior Notes, due 2014 (1)	300	—
6.75% Senior Debentures, due 2018	250	250
7.45% Senior Notes, due 2019 (1)	700	—
6.125% Senior Notes, due 2032 (1)	250	250
5.350% Senior Notes due 2033 (1)	400	400
5.55% Senior Notes due 2035 (1)	800	800
5.95% Senior Notes, due 2036 (1)	650	650
6.90% Senior Debentures, due 2038	250	250
6.125% Junior Subordinated Debentures, due 2067	500	500
6.50% Junior Subordinated Debentures, due 2067	500	500
Synthetic lease VIE obligations, floating rates, due 2011	42	40
Federal Home Loan Bank ("FHLB") advances, due 2018	18	19

Total long-term debt	5,910	5,659
Short-term debt (2)	—	—

Total debt	$5,910	$5,659

(1)
Senior Notes are subject to redemption at the Company's option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.
(2)
The Company classifies any borrowings, which have a maturity of twelve months or less at inception as short-term debt.

       Total debt outstanding by maturity at December 31 consisted of the following:

($ in millions)	2009	2008
Due within one year or less	$—	$750
Due after one year through 5 years	1,592	640
Due after 5 years through 10 years	968	919
Due after 10 years through 20 years	—	—
Due after 20 years	3,350	3,350

Total debt	$5,910	$5,659

       In May 2009, the Company issued $300 million of 6.20% Senior Notes due 2014 and $700 million of 7.45% Senior Notes due 2019, utilizing the registration statement filed with the Securities and Exchange Commission ("SEC") on May 8, 2009. The proceeds of this issuance were used for general corporate purposes, as well as to facilitate the repayment of the $750 million of 7.20% Senior Notes that matured on December 1, 2009.

       The Company has outstanding $500 million of Series A 6.50% and $500 million of Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures (together the "Debentures"). The scheduled maturity dates for the Debentures are May 15, 2057 and May 15, 2037 for Series A and Series B, respectively, with a final maturity date of May 15, 2067. The Debentures may be redeemed (i) in whole or in part, at any time on or after May 15, 2037 or May 15, 2017 for Series A and Series B, respectively, at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to May 15, 2037 and May 15, 2017 for Series A and Series B, respectively, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price.

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

       The Company is the primary beneficiary of a consolidated VIE used to acquire up to 38 automotive collision repair stores ("synthetic lease VIE"). In 2006, the Company renewed the synthetic lease for a five-year term at a floating rate due 2011. The Company's Consolidated Statements of Financial Position include $42 million and $40 million of property and equipment, net, and long-term debt as of December 31, 2009 and 2008, respectively.

       The Allstate Bank received a $10 million long-term advance from the FHLB in April 2008, and another $10 million advance in September 2008. The FHLB advances are secured with fixed income securities pledged to the FHLB. During both 2009 and 2008, $1 million was repaid on the advances.

       To manage short-term liquidity, Allstate can issue commercial paper, draw on its credit facilities and engage in securities repurchase agreements (see Note 2). The Company currently maintains a commercial paper program and a credit facility as a potential source of funds. These include a $1.00 billion unsecured revolving credit facility and a commercial paper program with a borrowing limit of $1.00 billion. The facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining four years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend. This facility also contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capital resources ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company's senior, unsecured, nonguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2009 and 2008. The Company had no commercial paper outstanding at December 31, 2009 and 2008.

       The Company paid $383 million, $347 million and $320 million of interest on debt in 2009, 2008 and 2007, respectively.

       During 2009, the Company filed a universal shelf registration statement with the SEC that expires in 2012. The registration statement covers an unspecified amount of securities and can be used to issue debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.

Capital stock

       The Company had 900 million shares of issued common stock of which 537 million shares were outstanding and 363 million shares were held in treasury as of December 31, 2009. In 2009, the Company reacquired 189 thousand shares at an average cost of $19.38 and reissued 696 thousand shares under equity incentive plans.

12.  Company Restructuring

       The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate's multiple agency programs to a single exclusive agency program. In 2009, restructuring programs primarily relate to Allstate Protection's claim office consolidations, initiatives to improve efficiency and prioritization of technology operations, and reorganization of Business Insurance, as well as Allstate Financial's initiative to lower operating expenses. The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges, and totaled $130 million, $23 million and $29 million in 2009, 2008 and 2007, respectively.

       The following table presents changes in the restructuring liability for the year ended December 31, 2009.

($ in millions)	Employee costs	Exit costs	Total liability
Balance at December 31, 2008	$10	$1	$11
Expense incurred	109	7	116
Adjustments to liability	(7)	—	(7)
Payments applied against liability	(67)	(2)	(69)

Balance at December 31, 2009	$45	$6	$51

       The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. As of December 31, 2009, the cumulative amount incurred to date for active programs totaled $174 million for employee costs and $45 million for exit costs.

13.  Commitments, Guarantees and Contingent Liabilities

Leases

       The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $267 million, $294 million and $304 million in 2009, 2008 and 2007, respectively.

       Minimum rental commitments under noncancelable capital and operating leases with an initial or remaining term of more than one year as of December 31, 2009 are as follows:

($ in millions)	Capital leases	Operating leases
2010	$12	$205
2011	5	157
2012	5	119
2013	5	74
2014	6	55
Thereafter	17	92

Total	$50	$702

Present value of minimum capital lease payments	$37

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

       Castle Key is subject to assessments from Citizens Property Insurance Corporation in the state of Florida ("FL Citizens"), which was initially created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Effective July 1, 2008, FL Citizens, at the discretion and direction of its Board of Governors ("FL Citizens Board"), can levy a regular assessment on assessable insurers and assessable insureds for a deficit in any calendar year up to a maximum of the greater of 6% of the deficit or 6% of Florida property premiums industry-wide for the prior year. Prior to July 2008, the assessment rate was 10%. The base of assessable insurers includes all property and casualty premiums in the state, except workers' compensation, medical malpractice, accident and health insurance and policies written under the NFIP. An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup this assessment, an insurer must file for a policy surcharge with the Florida Office of Insurance Regulation ("FL OIR") at least fifteen days prior to imposing the surcharge on policies. If a deficit remains after the regular assessment, FL Citizens can also levy emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to FL Citizens as collected.

       FL Citizens reported losses from Hurricane Wilma in 2005, which followed a deficit for the 2004 plan year. The FL Citizens Board certified the 2005 FL Citizens deficit at $1.73 billion of which $920 million was to be funded through a regular assessment. The Company paid its portion of the deficit assessment totaling $14 million during 2006 and has recouped $7 million as of December 31, 2009. The Company expects to continue recoupment in 2010. The remainder of the deficit was funded by bonds issued in 2006.

       The Company is also subject to assessments from Louisiana Citizens Property Insurance Corporation ("LA Citizens"). LA Citizens can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the calendar year deficit or 10% of Louisiana direct property premiums industry-wide for the prior calendar year.

Florida Hurricane Catastrophe Fund

       Castle Key participates in the mandatory coverage provided by the FHCF and therefore has access to reimbursements on certain qualifying Florida hurricane losses (see Note 9) from the FHCF, has exposure to assessments and pays annual premiums to the FHCF for this reimbursement protection. The FHCF has the authority to issue bonds to pay its obligations to insurers participating in the mandatory coverage in excess of its capital balances. Payment of these bonds is funded by emergency assessments on all property and casualty premiums in the state, except workers' compensation, medical malpractice, accident and health insurance and policies written under the NFIP. The FHCF emergency assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. The FHCF issued approximately $625 million and $4 billion in bonds in 2008 and 2006, respectively, and the FL OIR ordered an emergency assessment of 1% of premiums collected for all policies renewed after January 1, 2007. As required, companies will collect the FHCF emergency assessments directly from policyholders and remit them to the FHCF as they are collected.

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

       At September 30, 2009, the CEA's capital balance was approximately $3.42 billion. Should losses arising from an earthquake cause a deficit in the CEA, additional funding would be obtained from the proceeds of revenue bonds the CEA may issue, an existing $3.10 billion reinsurance layer, and finally, if needed, assessments on participating insurance companies. The authority of the CEA to assess participating insurers extends through December 1, 2018. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.47 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second additional assessment, currently estimated not to exceed $1.30 billion, if aggregate CEA earthquake losses exceed $9.60 billion and the capital of the CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA's capital to a level of $350 million. There is no provision that allows insurers to recover assessments through a premium surcharge or other mechanism. The CEA's projected aggregate claim paying capacity is $9.60 billion as of September 30, 2009 and if an event were to result in claims greater than its capacity, affected policyholders would be paid a prorated portion of their covered losses.

       All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2008, the Company's share of the CEA was 18.7%. Allstate does not expect its CEA market share to materially change. At this level, the Company's maximum possible CEA assessment would be $517 million during 2010. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes Allstate's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.

Texas Windstorm Insurance Association

       The Company participates in the mandatory coverage provided by the TWIA, for losses relating to hurricane activity. Amounts assessed to each company are allocated based upon its proportion of business written. In September 2008, TWIA assessed the Company $66 million for losses relating to Hurricane Ike. The assessment was based on 2007 direct voluntary writings in the State of Texas. The Company expects to recoup $35 million of the assessment via premium tax offsets over a five year period. $7 million of the total recoupable amount was realized via premium tax offsets in 2009. The remaining $31 million of the assessment was eligible for cession under the Company's reinsurance program. The TWIA board has not indicated the likelihood of any possible future assessments to insurers at this time. However, assessments from the TWIA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes Allstate's exposure to losses in Texas has been significantly reduced as a result of its participation in the TWIA.

Guaranty funds

       Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company's policy is to accrue assessments as the related written premium upon which the assessment is based is written, subsequent to the occurrence of a formal determination of insolvency. As of December 31, 2009 and 2008, the liability balance included in other liabilities and accrued expenses was $106 million and $118 million, respectively. The related premium tax offsets included in other assets were $28 million and $29 million as of December 31, 2009 and 2008, respectively.

Shared markets

       As a condition of maintaining its licenses to write personal property and casualty insurance in various states, the Company is required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Underwriting results related to these arrangements, which tend to be adverse, have been immaterial to the Company's results of operations.

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

Guarantees

       The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $160 million at December 31, 2009. The obligations associated with these fixed income securities expire at various dates during the next five years.

       Related to the disposal through reinsurance of substantially all of Allstate Financial's variable annuity business to Prudential Financial, Inc. and its subsidiary in 2006, the Company and its consolidated subsidiaries, ALIC and ALNY, have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain. In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC's and ALNY's provision of transition services. The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees. Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

       The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2009, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $11 million at December 31, 2009. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

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

       The aggregate liability balance related to all guarantees was not material as of December 31, 2009.

Regulation and Compliance

       The Company is subject to changing social, economic and regulatory conditions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers' ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation, and otherwise expand overall regulation of insurance products and the insurance industry. The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting. The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies. As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies. Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred. The ultimate changes and eventual effects of these actions on the Company's business, if any, are uncertain.

       A multi-state market conduct examination of Allstate's claims handling practices is in process and Florida, Illinois, Iowa, and New York are serving as the lead states. The official notice of the examination was issued by the Illinois Department of Insurance (formerly Illinois Division of Insurance) on March 30, 2009.

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

  •
  Due to the complexity and scope of the matters disclosed in the "Proceedings" subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved, if any, and may be material to the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material adverse effect on the financial position of the Company.

Proceedings

       There are a number of state and nationwide class action lawsuits pending in various state courts challenging the legal propriety of Allstate's medical bill review processes on a number of grounds, including the manner in which Allstate determines reasonableness and necessity. These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes are used by Allstate systematically to undervalue claims. Plaintiffs seek monetary damages in the form of contractual and extra-contractual damages. The Company denies these allegations. One nationwide class action was certified. Allstate has received final approval of a settlement of this class action which is immaterial in amount. The Company continues to vigorously defend the other pending lawsuits.

       There is a nationwide putative class action pending against Allstate that challenges Allstate's use of a vendor's automated database in valuing total loss automobiles. To a large degree, this lawsuit mirrors similar lawsuits filed against other carriers in the industry. Plaintiffs allege that Allstate systematically underpays first party total loss vehicle claims. The plaintiffs are seeking actual and punitive damages. The lawsuit is in the discovery stage and Allstate is vigorously defending it.

       The Company is vigorously defending a number of matters filed in the aftermath of Hurricane Katrina, including individual lawsuits and two statewide putative class actions in Louisiana. These matters are in various stages of development. The lawsuits and developments in litigation arising from the hurricanes include the following:

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

•
The Louisiana Attorney General filed a class action lawsuit in state court against Allstate and other insurers on behalf of Road Home fund recipients alleging that the insurers have failed to pay all damages owed under their policies. The insurers removed the matter to federal court. The district court denied plaintiffs' motion to remand the matter to state court and the U.S. Court of Appeals for the Fifth Circuit affirmed that ruling. The defendants filed a motion to dismiss and the plaintiffs filed a motion to remand the claims involving a Road Home subrogation agreement. In March 2009, the district court denied the State's request that its claims be remanded to state court. As for the defendant insurers' motion, the judge granted it in part and denied it in part. Dismissal of all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims, was granted. Dismissal also was granted of all claims based on the Valued Policy Law and all flood loss claims based on the levee breaches finding that the insurers flood exclusions precluded coverage. The remaining claims are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers. The judge did not dismiss the class action allegations. The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers' policies. The judge denied the defendants' motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court. The defendants have filed a petition for permission to appeal to the Fifth Circuit. The Fifth Circuit has accepted review. After the Fifth Circuit accepted review, plaintiffs filed a motion to remand the case to state court, asserting that the class claims on which federal jurisdiction was premised have now effectively been dismissed as a result of a ruling in a related case. The Fifth Circuit has denied the motion for remand, without prejudice to plaintiffs' right to refile the motion for remand after the Fifth Circuit disposes of the pending appeal.

       Allstate is vigorously defending a lawsuit involving worker classification issues. This lawsuit is a certified class action challenging a state wage and hour law. In December 2009, the liability phase of the case was tried and a decision is pending. In this case, plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief.

       The Company is defending certain matters relating to the Company's agency program reorganization announced in 1999. These matters are in various stages of development.

•
These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws (the "EEOC I" suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act ("ADEA"), breach of contract and ERISA violations (the "Romero I" suit). In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to Allstate "any and all benefits received by the [agent] in exchange for signing the release." The court also stated that, "on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request. In June 2007, the court granted the Company's motions for summary judgment. Following plaintiffs' filing of a notice of appeal, the U.S. Court of Appeals for the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Third Circuit along with the merits of the appeal. In July 2009, the Third Circuit vacated the decision which granted the Company's summary judgment motions, remanded the cases to the trial court for additional discovery, and directed that the cases be reassigned to another trial court judge.

•
A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005. In June 2007, the court granted the Company's motion to dismiss the case. Following plaintiffs' filing of a notice of appeal, the U.S. Court of Appeals for the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Third Circuit along with the merits of the appeal. In July 2009, the Third Circuit vacated the decision which granted the Company's motion to dismiss the case, remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge.

       In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief. Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

       In New Mexico, Allstate is defending a certified class action challenging the method by which Allstate discloses installment fees. The class members are limited to New Mexico policyholders based on the trial court's acceptance of plaintiffs' amended complaint. The plaintiffs contend that installment fees must be disclosed on the insurance policy itself, which would include the declarations page, because the fees allegedly meet the legal definition of "premium". Plaintiffs seek repayment of installment fees since October 1996.

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

       One or more of these matters could have an adverse effect on the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this "Other Matters" subsection, in excess of amounts currently reserved, if any, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

Shareholder demand letter

       On April 16, 2009, Allstate received the Service Employees International Union ("SEIU") Pension Plans Master Trust's shareholder demand for board action concerning the Company's past executive compensation practices. The Company believes that as many as 28 other companies may have received similar letters from the SEIU. The SEIU correspondence has been referred to Allstate's Board of Directors for its consideration and disposition.

Asbestos and environmental

       Allstate's reserves for asbestos claims were $1.18 billion and $1.23 billion, net of reinsurance recoverables of $600 million and $704 million, at December 31, 2009 and 2008, respectively. Reserves for environmental claims were $198 million and $195 million, net of reinsurance recoverables of $49 million and $56 million, at December 31, 2009 and 2008, respectively. Approximately 62% and 64% of the total net asbestos and environmental reserves at December 31, 2009 and 2008, respectively, were for incurred but not reported estimated losses.

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

       The Internal Revenue Service ("IRS") is currently examining the Company's 2007 and 2008 federal income tax returns. The IRS has completed its examination of the Company's federal income tax returns for 2005-2006 and the case is under consideration at the IRS Appeals Office. The Company's tax years prior to 2005 have been examined by the IRS and the statute of limitations has expired on those years. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

       The reconciliation of the change in the amount of unrecognized tax benefits for the years ended December 31 is as follows:

($ in millions)	2009	2008	2007
Balance — beginning of year	$21	$76	$48
Increase for tax positions taken in a prior year	—	1	2
Decrease for tax positions taken in a prior year	—	—	—
Increase for tax positions taken in the current year	1	4	15
Decrease for tax positions taken in the current year	—	—	—
(Decrease) increase for settlements	—	(60)	11
Reductions due to lapse of statute of limitations	—	—	—

Balance — end of year	$22	$21	$76

       The Company believes it is reasonably possible that the liability balance will be reduced by $22 million within the next twelve months upon the resolution of an outstanding issue resulting from the 2005-2006 IRS examination. Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the Company's effective tax rate.

       The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company recorded $0.1 million and $5 million of interest income and $1 million of interest expense relating to unrecognized tax benefits in income tax expense in 2009, 2008 and 2007, respectively. At December 31, 2009, there was no interest accrued with respect to unrecognized tax benefits. At December 31, 2008, total interest accrued with respect to unrecognized tax benefits was $0.1 million. No amounts have been accrued for penalties.

       The components of the deferred income tax assets and liabilities at December 31 are as follows:

($ in millions)	2009	2008
Deferred assets
Unearned premium reserves	$642	$650
Unrealized net capital losses	466	1,994
Life and annuity reserves	375	376
Difference in tax bases of invested assets	346	670
Discount on loss reserves	328	336
Pension	289	328
Accrued compensation	199	204
Other postretirement benefits	173	230
Other assets	227	430

Total deferred assets	3,045	5,218
Valuation allowance	(11)	(49)

Net deferred assets	3,034	5,169
Deferred liabilities
DAC	(1,095)	(1,320)
Other liabilities	(69)	(55)

Total deferred liabilities	(1,164)	(1,375)

Net deferred asset	$1,870	$3,794

       Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized based on the Company's assessment that the deductions ultimately recognized for tax purposes will be fully utilized. The valuation allowance for deferred tax assets decreased by $38 million in 2009.

       The components of income tax expense (benefit) for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Current	$(18)	$(874)	$2,030
Deferred (including $208 million tax benefit of operating loss carryforward in 2008)	412	(472)	(13)

Total income tax expense (benefit)	$394	$(1,346)	$2,017

       As of December 31, 2009, the Company has tax credit carryforwards of approximately $3 million which will be available to offset future tax liabilities. This carryforward will expire at the end of 2029. In addition, the Company has an alternative minimum tax ("AMT") credit carryforward of approximately $98 million which will be available to offset future tax liabilities indefinitely.

       Income tax expense for the year ended December 31, 2009 includes expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009. This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense. The release of the valuation allowance is related to the reversal of previously recorded other-than-temporary impairment write-downs that would not have been recorded under the new OTTI accounting guidance.

       The Company received refunds of $1.25 billion in 2009 and paid income taxes of $511 million and $2.03 billion in 2008 and 2007, respectively. The Company had a current income tax receivable of $264 million and $1.48 billion at December 31, 2009 and 2008, respectively.

       A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2009	2008	2007
Statutory federal income tax rate — expense (benefit)	35.0%	(35.0)%	35.0%
Tax-exempt income	(20.2)	(9.4)	(4.2)
Adjustment to prior year tax liabilities	(2.7)	(0.4)	(0.1)
Other	(0.4)	0.2	(0.4)
Valuation allowance	19.9	0.1	—

Effective income tax rate — expense (benefit)	31.6%	(44.5)%	30.3%

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

       Statutory net income and capital and surplus of Allstate's domestic insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

($ in millions)	Net income			Capital and surplus (1)
	2009	2008	2007	2009	2008
Amounts by major business type:
Property-Liability	$1,318	$624	$5,062	$11,679	$9,878
Allstate Financial	(911)	(1,983)	186	3,588	3,335

Amount per statutory accounting practices	$407	$(1,359)	$5,248	$15,267	$13,213

(1)
The Property-Liability statutory capital and surplus balances exclude wholly-owned subsidiaries included in the Allstate Financial segment.

       There are no permitted practices utilized as of December 31, 2009.

       As of December 31, 2008, the commissioner of the Illinois Department of Insurance permitted ALIC to record its market value adjusted annuity assets and liabilities at book value pursuant to the Illinois Insurance Code which provides an alternative from market value accounting with approval of the commissioner. This accounting practice increased statutory capital and surplus by $1.24 billion at December 31, 2008 over what it would have been had the permitted practice not been allowed.

       As of December 31, 2008, the commissioner of the Illinois Department of Insurance permitted AIC and ALIC to admit deferred tax assets that were expected to be realized within three years of the balance sheet date limited to 15% of statutory capital and surplus, instead of deferred tax assets that were expected to be realized within one year of the balance sheet date limited to 10% of statutory capital and surplus. This accounting practice increased statutory capital and surplus by $365 million at December 31, 2008 over what it would have been had the permitted practice not been allowed.

Dividends

       The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors. The payment of shareholder dividends by AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. AIC did not pay any dividends in 2009. Based on AIC statutory capital and surplus as of December 31, 2009, the maximum amount of dividends AIC will be able to pay without prior Illinois Department of Insurance ("IL DOI") approval at a given point in time during 2010 is $1.50 billion, less dividends paid during the preceding twelve months measured at that point in time.

       Notification and approval of intercompany lending activities is also required by the IL DOI for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

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

       The Company also provides certain health care subsidies for eligible employees hired before January 1, 2003 when they retire and their eligible dependents and certain life insurance benefits for eligible employees hired before January 1, 2003 when they retire ("postretirement benefits"). Qualified employees may become eligible for these benefits if they retire in accordance with the Company's established retirement policy and are continuously insured under the Company's group plans or other approved plans in accordance with the plan's participation requirements. The Company shares the cost of retiree medical benefits with non Medicare-eligible retirees based on years of service, with the Company's share being subject to a 5% limit on annual medical cost inflation after retirement. During 2009, the Company decided to change its approach for delivering benefits to Medicare-eligible retirees. The Company will no longer offer medical benefits for Medicare-eligible retirees but will instead provide a fixed Company contribution (based on years of service and other factors), which is not subject to adjustments for inflation.

       The Company has reserved the right to modify or terminate its benefit plans at any time and for any reason.

Obligations and funded status

       The Company calculates benefit obligations based upon generally accepted actuarial methodologies using the projected benefit obligation ("PBO") for pension plans and the accumulated postretirement benefit obligation ("APBO") for other postretirement plans. The determination of pension costs and other postretirement obligations as of December 31, 2009 and 2008 are determined using a December 31 measurement date. The benefit obligations represent the actuarial present value of all benefits attributed to employee service rendered as of the measurement date. The PBO is measured using the pension benefit formula and assumptions as to future compensation levels. A plan's funded status is calculated as the difference between the benefit obligation and the fair value of plan assets. The Company's funding policy for the pension plans is to make annual contributions at a level that is in accordance with regulations under the Internal Revenue Code ("IRC") and generally accepted actuarial principles. The Company's postretirement benefits plans are not funded.

       The components of the plans' funded status that are reflected in the Consolidated Statements of Financial Position as of December 31 are as follows:

($ in millions)	Pension benefits		Postretirement benefits
	2009	2008	2009	2008
Fair value of plan assets	$4,127	$3,399	$—	$—
Less: Benefit obligation	5,233	4,566	666	762

Funded status	$(1,106)	$(1,167)	$(666)	$(762)

Items not yet recognized as a component of net periodic cost:
Net actuarial loss (gain)	$2,442	$2,060	$(286)	$(420)
Prior service (credit) cost	(8)	(10)	(197)	29

Unrecognized pension and other postretirement benefit cost — pre-tax	$2,434	$2,050	$(483)	$(391)
Deferred income tax	(852)	(718)	183	127

Unrecognized pension and other postretirement benefit cost	$1,582	$1,332	$(300)	$(264)

       The increase of $382 million in the pension net actuarial loss during 2009 is related to a decrease in the discount rate partially offset by higher than expected returns. The majority of the $2.44 billion net actuarial pension benefit losses not yet recognized as a component of net periodic pension cost in 2009 reflects the effect of unfavorable equity market conditions on the value of the pension plan assets in prior years, and to a lesser extent decreases in the discount rate. The decrease of $134 million in the OPEB net actuarial gain during 2009 is primarily related to a decrease in the discount rate. The decrease of $226 million in the OPEB prior service cost is primarily related to an amendment of the medical plan for Medicare-eligible retirees.

       The change in 2009 in items not yet recognized as a component of net periodic cost, which is recorded in unrecognized pension and other postretirement benefit cost, is shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net periodic cost — December 31, 2008	$2,050	$(391)
Net actuarial loss arising during the period	404	105
Net actuarial (loss) gain amortized to net periodic benefit cost	(36)	29
Prior service cost (credit) arising during the period	—	(232)
Prior service credit amortized to net periodic benefit cost	2	6
Translation adjustment and other	14	—

Items not yet recognized as a component of net periodic cost — December 31, 2009	$2,434	$(483)

       The net actuarial loss (gain) is recognized as a component of net periodic cost amortized over the average remaining service period of active employees expected to receive benefits. Estimates of the net actuarial loss (gain) and prior service credit expected to be recognized as component of net periodic benefit cost during 2010 are shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Net actuarial loss (gain)	$159	$(22)
Prior service credit	(2)	(23)

       The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $4.50 billion and $3.93 billion at December 31, 2009 and 2008, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.

       The PBO, ABO and fair value of plan assets for the Company's pension plans with an ABO in excess of plan assets were $4.99 billion, $4.28 billion, and $3.85 billion, respectively as of December 31, 2009, and $4.57 billion, $3.93 billion, and $3.40 billion, respectively as of December 31, 2008. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $156 million and $198 million for 2009 and 2008, respectively.

       The changes in benefit obligations for all plans for the years ended December 31 are as follows:

($ in millions)	Pension benefits		Postretirement benefits
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation, beginning of year	$4,566	$5,002	$762	$908
Effects of changing the measurement date:
Transition period adjustment to retained earnings	—	(2)	—	12
Net actuarial loss (gain) for October 31 — December 31, 2007	—	15	—	(30)

Benefit obligation	4,566	5,015	762	890
Service cost	125	145	13	18
Interest cost	331	313	52	58
Participant contributions	1	1	38	37
Actuarial loss (gain)	537	(471)	105	(155)
Benefits paid (1)	(356)	(367)	(77)	(77)
Plan amendment (2)	—	—	(232)	—
Translation adjustment and other	29	(70)	5	(9)

Benefit obligation, end of year	$5,233	$4,566	$666	$762

(1)
Benefits paid include lump sum distributions, a portion of which may trigger settlement accounting treatment.

(2)
In 2009, the Company amended its postretirement benefits plan offering and financial subsidy for Medicare-eligible retiree medical benefits.

Components of net periodic cost

       The components of net periodic cost for all plans for the years ended December 31 are as follows:

	Pension benefits			Postretirement benefits
($ in millions)	2009	2008	2007	2009	2008	2007
Service cost	$125	$145	$162	$13	$18	$24
Interest cost	331	313	311	52	58	65
Expected return on plan assets	(398)	(397)	(354)	—	—	—
Amortization of:
Prior service (credit) cost	(3)	(2)	(2)	(6)	2	(1)
Net actuarial loss (gain)	15	37	116	(29)	(24)	1
Settlement loss	22	57	35	—	—	—

Net periodic cost	$92	$153	$268	$30	$54	$89

Assumptions

       Weighted average assumptions used to determine net pension cost and net postretirement benefit cost for the years ended December 31 are:

($ in millions)	Pension benefits			Postretirement benefits
	2009	2008	2007	2009	2008	2007
Weighted average discount rate	7.50%	6.50%	6.00%	6.50%	6.75%	6.00%
Rate of increase in compensation levels	4.0-4.5	4.0-4.5	4.0-4.5	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.5	8.5	8.5	n/a	n/a	n/a

       Weighted average assumptions used to determine benefit obligations at December 31 are listed in the following table.

	Pension benefits		Postretirement benefits
	2009	2008	2009	2008
Discount rate	6.25%	7.50%	6.25%	7.75%
Rate of increase in compensation levels	4.0-4.5	4.0-4.5	n/a	n/a

       The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 7.50% for 2010, gradually declining to 5.0% in 2015 and remaining at that level thereafter.

       Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $4 million and $24 million, respectively. A one percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $4 million and $20 million, respectively.

Pension plan assets

       The change in pension plan assets for the years ended December 31 is as follows:

($ in millions)	2009	2008
Fair value of plan assets, beginning of year	$3,399	$5,132
Actual return on plan assets	531	(1,366)
Employer contribution	526	148
Benefits paid	(356)	(444)
Translation adjustment and other	27	(71)

Fair value of plan assets, end of year	$4,127	$3,399

       In general, the Company's pension plan assets are managed in accordance with investment policies approved by pension investment committees. The purpose of the policies is to ensure the plans' long-term ability to meet benefit obligations by prudently investing plan assets and Company contributions, while taking into consideration regulatory and legal requirements and current market conditions. The investment policies are reviewed periodically and specify target plan asset allocation by asset category. In addition, the policies specify various asset allocation, credit concentration and other risk limits. The pension plans' asset exposure within each asset category is tracked against widely accepted established benchmarks for each asset class with limits on variation from the benchmark established in the investment policy. For example, in general, the duration of the pension plans' fixed income portfolio must remain within a specified tolerance of the duration of the fixed income benchmark. Pension plan assets are regularly monitored for compliance with these limits and other risk limits specified in the investment policies.

       The pension plans' target percentage of plan assets and the actual percentage of plan assets, by asset category at December 31 are as follows:

	Target percentage of plan assets	Actual percentage of plan assets
Asset category	2009	2009	2008
U.S. equity securities	31%	25%	22%
International equity securities	16	16	14
U.S. government fixed income securities	19	19	21
Other fixed income securities	11	15	15
Real estate funds	7	3	4
Private equity funds	3	4	4
Hedge funds	11	9	11
Short-term investments	1	9	8
Other	1	—	1

Total (1)	100%	100%	100%

(1)
Securities lending collateral reinvestment is excluded from target and actual percentage of plan assets.

       In general, exposures to an asset category may be achieved either through direct investment holdings or through replication using derivative instruments (e.g., U.S. equity futures or U.S. Treasury bond futures).

       Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. U.S. government fixed income securities and U.S. equity securities are lent out and cash collateral is invested 42% in municipal fixed income securities, 12% in ABS and 46% in short-term investments.

       The following table presents the fair values of pension plan assets as of December 31, 2009.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2009
Assets
Equity securities:
U.S.	$888	$137	$4	$1,029
International	542	121	—	663
Fixed income securities:
U.S. government and agencies	774	72	—	846
Municipal	—	—	344	344
Corporate	—	565	10	575
RMBS	—	—	61	61
ABS	—	—	32	32
Short-term investments	60	657	—	717
Limited partnership interests:
Real estate funds (1)	—	—	135	135
Private equity funds (2)	—	—	149	149
Hedge funds (3)	—	—	368	368
Cash and cash equivalents	10	—	—	10
Free-standing derivatives:
Assets	13	—	—	13
Liabilities	(7)	—	—	(7)

Total plan assets at fair value	$2,280	$1,552	$1,103	4,935

% of total plan assets at fair value	46.2%	31.4%	22.4%	100.0%
Securities lending obligation (4)				(840)
Other net plan assets (5)				32

Total reported plan assets				$4,127

(1)
Real estate funds held by the pension plans primarily invest in U.S. commercial real estate.

(2)
Private equity funds held by the pension plans are primarily comprised of North American buyout funds.

(3)
Hedge funds held by the pension plans primarily comprised fund of funds investments in diversified pools of capital across funds with underlying strategies such as convertible arbitrage, equity market neutral, fixed income arbitrage, global macro, commodity trading advisors, long short equity, short biased equity, and event driven strategies. The investments in hedge funds are primarily combined with U.S. equity index futures as a strategy to replicate U.S. equity exposure, which provides additional yield while maintaining approximately the same risk exposure as holding a portfolio of U.S. equity securities.

(4)
The securities lending obligation represents the plan's obligation to return securities lending collateral received under a securities lending program. The terms of the program allow both the plan and the counterparty the right and ability to redeem/return the securities loaned on short notice. Due to its relatively short-term nature, the outstanding balance of the obligation approximates fair value.

(5)
Other net plan assets represent interest and dividends receivable and net receivables related to settlements of investment transactions, such as purchases and sales.

       The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 5.

       The following table provides a summary of changes in fair value during the year ended December 31, 2009 of Level 3 plan assets.

($ in millions)		Actual return on plan assets:
	Balance as of January 1, 2009	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2009
Assets
U. S. equity securities	$5	$—	$(3)	$2	$—	$4
Fixed income securities:
Municipal	408	—	22	(48)	(38)	344
Corporate	10	2	—	17	(19)	10
RMBS	99	—	2	(40)	—	61
ABS	—	—	—	32	—	32
Limited partnership interests:
Real estate funds	142	—	(47)	40	—	135
Private equity funds	133	—	4	12	—	149
Hedge funds	341	10	37	(20)	—	368

Total Level 3 plan assets	$1,138	$12	$15	$(5)	$(57)	$1,103

       The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company's assumption for the expected long-term rate of return on plan assets is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward looking nature of this assumption, the actual returns in any one year do not immediately result in a change. In giving consideration to the targeted plan asset allocation, the Company evaluated returns using the same sources it has used historically which include: historical average asset class returns from an independent nationally recognized vendor of this type of data blended together using the asset allocation policy weights for the Company's pension plans; asset class return forecasts from a large global independent asset management firm that specializes in providing multi-asset class index fund products which were blended together using the asset allocation policy weights; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. This same methodology has been applied on a consistent basis each year. All of these were consistent with the Company's long-term rate of return on plan assets assumption of 8.5% as of December 31, 2009 and 2008. As of the 2009 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 3.7% and 5.6%, respectively.

       Pension plan assets did not include any of the Company's common stock at December 31, 2009 or 2008.

Cash flows

       There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2009. The Company currently plans to contribute $340 million to its pension plans in 2010.

       The Company contributed $39 million and $40 million to the postretirement benefit plans in 2009 and 2008, respectively. Contributions by participants were $38 million and $37 million in 2009 and 2008.

Estimated future benefit payments

       Estimated future benefit payments expected to be paid in the next 10 years, based on the assumptions used to measure the Company's benefit obligation at December 31, 2009 are presented in the table below. Effective January 1,

2010, the Company will no longer participate in the Retiree Drug Subsidy program due to the change in the Company's retiree medical plan for Medicare-eligible retirees.

($ in millions)	Postretirement benefits
	Pension benefits	Gross benefit payments
2010	$293	$43
2011	293	45
2012	315	46
2013	328	48
2014	365	50
2015-2019	2,291	271

Total benefit payments	$3,885	$503

Allstate 401(k) Savings Plan

       Employees of the Company, with the exception of those employed by the Company's international subsidiaries and Sterling Collision Centers ("Sterling") subsidiary, are eligible to become members of the Allstate 401(k) Savings Plan ("Allstate Plan"). The Company's contributions are based on the Company's matching obligation and certain performance measures. The Company is responsible for funding its anticipated contribution to the Allstate Plan, and may, at the discretion of management, use the ESOP to pre-fund certain portions. In connection with the Allstate Plan, the Company has a note from the ESOP with a principal balance of $22 million at December 31, 2009. The ESOP note has a fixed interest rate of 7.9% and matures in 2019. The Company records dividends on the ESOP shares in retained income and all the shares held by the ESOP are included in basic and diluted weighted average common shares outstanding.

       The Company's contribution to the Allstate Plan was $78 million, $48 million and $124 million in 2009, 2008 and 2007, respectively. These amounts were reduced by the ESOP benefit computed for the years ended December 31 as follows:

($ in millions)	2009	2008	2007
Interest expense recognized by ESOP	$2	$2	$3
Less: dividends accrued on ESOP shares	(2)	(2)	(12)
Cost of shares allocated	2	2	19

Compensation expense	2	2	10
Reduction of defined contribution due to ESOP	22	12	119

ESOP benefit	$(20)	$(10)	$(109)

       The Company made no contributions to the ESOP in 2009. The Company contributed $5 million and $13 million to the ESOP in 2008 and 2007, respectively. At December 31, 2009, total committed to be released, allocated and unallocated ESOP shares were 0.2 million, 34 million and 5 million, respectively.

       Allstate has profit sharing plans for eligible employees of its Canadian insurance subsidiaries and Sterling. Profit sharing expense for these plans was $6 million, $2 million and $8 million in 2009, 2008 and 2007, respectively.

17.  Equity Incentive Plans

       The Company currently has two equity incentive plans that permit it to grant nonqualified stock options, incentive stock options, restricted or unrestricted shares of the Company's stock and restricted stock units to certain employees and directors of the Company. The total compensation expense related to equity awards was $74 million, $85 million and $90 million and the total income tax benefits were $25 million, $29 million and $30 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total cash received from the exercise of options was $3 million, $33 million and $109 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total tax benefit realized on options exercised and stock unrestricted was $3 million, $12 million and $43 million for the years ended December 31, 2009, 2008 and 2007, respectively.

       The Company records compensation expense related to awards under these plans over the vesting period of each grant. The Company records compensation expense for employees eligible for continued vesting upon retirement over the vesting period to the date that the employee is eligible for retirement. As of December 31, 2009, total unrecognized compensation cost related to all nonvested awards was $114 million, of which $73 million related to nonqualified stock options which are expected to be recognized over the weighted average vesting period of 2.50 years and $41 million is related to restricted stock units which are expected to be recognized over the weighted average vesting period of 2.49 years.

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

       A total of 71.0 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans' terms. At December 31, 2009, 25.1 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.

       The fair value of each option grant is estimated on the date of grant using a binomial lattice model. The Company uses historical data to estimate option exercise and employee termination within the valuation model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the binominal lattice model and represents the period of time that options granted are expected to be outstanding. The expected volatility of the price of the underlying shares is implied based on traded options and historical volatility of the Company's common stock. The expected dividends for 2009 are based on a graded average of the current and historical long-term dividend yield of the Company's stock as of the date of the grant. The expected dividends for 2008 and 2007 were based on the current dividend yield of the Company's stock as of the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used are shown in the following table.

	2009	2008	2007
Weighted average expected term	8.1 years	8.1 years	6.9 years
Expected volatility	26.3 - 79.2%	16.9 - 58.6%	14.4 - 37.7%
Weighted average volatility	38.3%	23.1%	23.2%
Expected dividends	2.6%	3.1%	2.3%
Risk-free rate	0.0 - 3.7%	0.2 - 4.1%	2.8 - 5.3%

       A summary of option activity for the year ended December 31, 2009 is shown in the following table.

	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term (years)
Outstanding at January 1, 2009	27,707	$48.08
Granted	10,041	17.17
Exercised	(128)	25.57
Forfeited	(1,124)	44.74
Expired	(1,586)	42.17

Outstanding at December 31, 2009:	34,910	$39.64	$—	5.9

Outstanding, net of expected forfeitures	33,601	$39.64	$—	5.9

Outstanding, exercisable ("vested")	18,556	$46.71	$—	3.9

       The weighted average grant date fair value of options granted was $5.74, $9.98 and $16.08 during the years ended December 31, 2009, 2008 and 2007, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $428 thousand, $9 million and $68 million during the years ended December 31, 2009, 2008 and 2007, respectively. The total fair value of options vested was $491 thousand, zero and $57 million during the years ended December 31, 2009, 2008 and 2007, respectively.

       The changes in restricted stock and restricted stock units are shown in the following table for the year ended December 31, 2009.

	Number (in 000s)	Weighted average grant date fair value
Nonvested at January 1, 2009	2,332	$53.97
Granted	1,823	17.47
Vested	(563)	52.99
Forfeited	(224)	47.16

Nonvested at December 31, 2009	3,368	$34.83

       The fair value of restricted stock and restricted stock units is based on the market value of the Company's stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock and restricted stock units granted was $17.47, $48.00 and $61.75 during the years ended December 31, 2009, 2008 and 2007, respectively. The total fair value of restricted stock and restricted stock units vested was $30 million, $25 million and $34 million during the years ended December 31, 2009, 2008 and 2007, respectively.

       The tax benefit realized in 2009, 2008 and 2007 related to tax deductions from stock option exercises and included in shareholders' equity was zero, $3 million and $20 million, respectively. The tax benefit realized in 2009, 2008 and 2007 related to all stock-based compensation and credited directly to shareholders' equity was $(6) million, $3 million and $30 million, respectively.

18.  Business Segments

       Allstate management is organized around products and services, and this structure is considered in the identification of its four reportable segments. These segments and their respective operations are as follows:

       Allstate Protection sells principally private passenger auto and homeowners insurance in the United States and Canada. Revenues from external customers generated outside the United States were $619 million, $665 million and $668 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company evaluates the results of this segment based upon underwriting results.

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

       Allstate Financial sells life insurance, retirement and investment products and voluntary accident and health insurance to individual and institutional customers. The principal individual products are fixed annuities; interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. The institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. Banking products and services are also offered to customers through the Allstate Bank. Revenues from external customers generated outside the United States were immaterial with respect to Allstate Financial total revenues for the years ended December 31, 2009, 2008 and 2007. The Company evaluates the results of this segment based upon operating income.

       Corporate and Other comprises holding company activities and certain non-insurance operations.

       Allstate Protection and Discontinued Lines and Coverages comprise Property-Liability. The Company does not allocate Property-Liability investment income, realized capital gains and losses, or assets to the Allstate Protection and Discontinued Lines and Coverages segments. Management reviews assets at the Property-Liability, Allstate Financial, and Corporate and Other levels for decision-making purposes.

       The accounting policies of the business segments are the same as those described in Note 2. The effects of certain inter-segment transactions are excluded from segment performance evaluation and therefore are eliminated in the segment results.

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

       Operating income (loss) is net income (loss) excluding:

•
realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in operating income,

•
(amortization) accretion of DAC and DSI, to the extent they resulted from the recognition of certain realized capital gains and losses,

•
(gain) loss on disposition of operations, after-tax, and

•
adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years.

       Summarized revenue data for each of the Company's business segments for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$16,642	$17,048	$17,079
Non-standard auto	966	1,100	1,308

Total auto	17,608	18,148	18,387
Homeowners	6,077	6,261	6,283
Other personal lines	2,510	2,558	2,562

Allstate Protection	26,195	26,967	27,232
Discontinued Lines and Coverages	(1)	—	1

Total property-liability insurance premiums earned	26,194	26,967	27,233
Net investment income	1,328	1,674	1,972
Realized capital gains and losses	(168)	(1,858)	1,416

Total Property-Liability	27,354	26,783	30,621
Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	407	399	286
Immediate annuities with life contingencies	102	132	204
Accident and health	460	412	380

Total life and annuity premiums	969	943	870
Interest-sensitive life insurance	944	896	915
Fixed annuities	44	55	79
Bank and other	1	1	2

Total contract charges	989	952	996

Total life and annuity premiums and contract charges	1,958	1,895	1,866
Net investment income	3,064	3,811	4,297
Realized capital gains and losses	(431)	(3,127)	(193)

Total Allstate Financial	4,591	2,579	5,970
Corporate and Other
Service fees	9	10	10
Net investment income	52	137	166
Realized capital gains and losses	16	(105)	12

Total Corporate and Other before reclassification of service fees	77	42	188
Reclassification of service fees (1)	(9)	(10)	(10)

Total Corporate and Other	68	32	178

Consolidated revenues	$32,013	$29,394	$36,769

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

       Summarized financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$1,027	$189	$2,838
Discontinued Lines and Coverages	(32)	(25)	(54)

Total underwriting income	995	164	2,784
Net investment income	1,328	1,674	1,972
Income tax expense on operations	(558)	(401)	(1,413)
Realized capital gains and losses, after-tax	(222)	(1,209)	915

Property-Liability net income	1,543	228	4,258
Allstate Financial
Life and annuity premiums and contract charges	1,958	1,895	1,866
Net investment income	3,064	3,811	4,297
Periodic settlements and accruals on non-hedge derivative financial instruments	14	20	46
Contract benefits and interest credited to contractholder funds	(3,655)	(4,029)	(4,271)
Operating costs and expenses and amortization of deferred policy acquisition costs	(867)	(1,051)	(1,042)
Restructuring and related charges	(25)	(1)	(2)
Income tax expense on operations	(149)	(207)	(279)

Operating income	340	438	615
Realized capital gains and losses, after-tax	(417)	(2,034)	(125)
DAC and DSI (amortization) accretion related to realized capital gains and losses, after-tax	(177)	385	12
DAC and DSI unlocking related to realized capital gains and losses, after-tax	(224)	(274)	—
Non-recurring items, after-tax (1)	—	(219)	—
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(9)	(13)	(29)
Gain (loss) on disposition of operations, after-tax	4	(4)	(8)

Allstate Financial net (loss) income	(483)	(1,721)	465
Corporate and Other
Service fees (2)	9	10	10
Net investment income	52	137	166
Operating costs and expenses (2)	(419)	(372)	(371)
Income tax benefit on operations	141	107	100

Operating loss	(217)	(118)	(95)
Realized capital gains and losses, after-tax	11	(68)	8

Corporate and Other net loss	(206)	(186)	(87)

Consolidated net income (loss)	$854	$(1,679)	$4,636

(1)
During the fourth quarter of 2008, for traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million, pre-tax ($219 million, after-tax) resulted primarily from an experience study indicating that the annuitants on certain life-contingent contracts are projected to live longer than the Company anticipated when the contracts were issued, and, to a lesser degree, a reduction in the related investment portfolio yield. The deficiency was recorded through a reduction in deferred acquisition costs.

(2)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

       Additional significant financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Amortization of DAC
Property-Liability	$3,789	$3,975	$4,121
Allstate Financial	965	704	583

Consolidated	$4,754	$4,679	$4,704

Income tax expense (benefit)
Property-Liability	$612	$(248)	$1,914
Allstate Financial	(82)	(954)	199
Corporate and Other	(136)	(144)	(96)

Consolidated	$394	$(1,346)	$2,017

       Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in the Property-Liability segment. A portion of these long-lived assets are used by entities included in the Allstate Financial and Corporate and Other segments, and accordingly, are charged expenses in proportion to their use.

       Summarized data for total assets and investments for each of the Company's reportable segments as of December 31 are as follows:

($ in millions)	2009	2008	2007
Assets
Property-Liability	$47,179	$45,967	$53,460
Allstate Financial	81,968	84,929	98,949
Corporate and Other	3,505	3,902	3,999

Consolidated	$132,652	$134,798	$156,408

Investments
Property-Liability	$34,526	$30,837	$40,905
Allstate Financial	62,216	61,499	74,256
Corporate and Other	3,091	3,662	3,819

Consolidated	$99,833	$95,998	$118,980

       The balances above reflect the elimination of related party investments between segments.

19.  Other Comprehensive Income

       The components of other comprehensive income (loss) on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2009			2008			2007
	Pre- Tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains (losses) arising during the period, net of related offsets	$5,015	$(1,754)	$3,261	$(10,567)	$3,660	$(6,907)	$(612)	$214	$(398)
Less: reclassification adjustment of realized capital gains and losses	(284)	99	(185)	(3,059)	1,228	(2,281)	1,212	(424)	788

Unrealized net capital gains and losses	5,299	(1,853)	3,446	(7,058)	2,432	(4,626)	(1,824)	638	(1,186)
Unrealized foreign currency translation adjustments	63	(22)	41	(114)	40	(74)	82	(29)	53
Unrecognized pension and other postretirement benefit cost	(292)	78	(214)	(1,103)	379	(724)	1,150	(385)	765

Other comprehensive income (loss)	$5,070	$(1,797)	$3,273	$(8,275)	$2,851	$(5,424)	$(592)	$224	$(368)

20.  Quarterly Results (unaudited)

($ in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues	$7,883	$8,087	$8,490	$7,418	$7,582	$7,320	$8,058	$6,569
Net (loss) income	(274)	348	389	25	221	(923)	518	(1,129)
Net (loss) income earnings per share — Basic	(0.51)	0.62	0.72	0.05	0.41	(1.70)	0.96	(2.10)
Net (loss) income earnings per share — Diluted	(0.51)	0.62	0.72	0.05	0.41	(1.70)	0.96	(2.10)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, IL

We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2009. We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allstate Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company changed its recognition and presentation for other-than-temporary impairments of debt securities in 2009.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 25, 2010

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

       Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria related to internal control over financial reporting described in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

       Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company's internal control over financial reporting, which is included herein.

       Changes in Internal Control over Financial Reporting.    During the fiscal quarter ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

 Part III

Item 10.  Directors, Executive Officers and Corporate Governance

       Information regarding directors of The Allstate Corporation standing for election at the 2010 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions "Items to be Voted On — Item 1. Election of Directors."

       Information regarding our audit committee and audit committee financial experts is incorporated in this Item 10 by reference to the first paragraph of the discussion under the captions "Corporate Governance Practices and Code of Ethics — Board Committees — Audit Committee" in the Proxy Statement.

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

Item 11.  Executive Compensation

       Information required for Item 11 is incorporated by reference to the sections of the Proxy Statement with the following captions:

  •
  Corporate Governance Practices and Code of Ethics — Compensation Committee Interlocks and Insider Participation

  •
  Corporate Governance Practices and Code of Ethics — Director Compensation

  •
  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the sections of the Proxy Statement with the following captions:

  •
  Security Ownership of Directors and Executive Officers

  •
  Security Ownership of Certain Beneficial Owners

Equity Compensation Plan Information

The following table includes information as of December 31, 2009 with respect to The Allstate Corporation's equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders (1)	38,275,348	(2)	$36.15	25,090,675	(3)
Total	38,275,348	(2)	$36.15	25,090,675	(3)
(1)
Consists of the Equity Incentive Plan; the 2009 Equity Incentive Plan, which amended and restated the 2001 Equity Incentive Plan; the Equity Incentive Plan for Non-Employee Directors; and the 2006 Equity Compensation Plan for Non-Employee Directors.

(2)
Outstanding restricted stock units ("RSUs") convert to common stock without the payment of consideration. As of December 31, 2009, 3,365,631 RSUs were outstanding. The weighted-average exercise price of outstanding options, warrants, and rights excluding RSUs was $39.64.

(3)
Includes 24,724,676 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and stock in lieu of cash under the 2009 Equity Incentive Plan; and 365,999 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, and stock in lieu of cash compensation under the 2006 Equity Compensation Plan for Non-Employee Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

       Information required for Item 13 is incorporated by reference to the material in the Proxy Statement under the captions "Related Person Transactions" and "Corporate Governance Practices and Code of Ethics — Determinations of Independence of Nominees for Election."

Item 14.  Principal Accounting Fees and Services

       Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the captions "Items to be Voted On — Item 2. Ratification of Appointment of Independent Registered Public Accountant."

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
10.5*	The Allstate Corporation Annual Executive Incentive Plan incorporated herein by reference to Appendix B of The Allstate Corporation's Proxy Statement filed April 1, 2009
10.6*
The Allstate Corporation Long-Term Executive Incentive Compensation Plan, as amended and restated effective November 13, 2007, incorporated herein by reference to Exhibit 10.6 to The Allstate Corporation annual report on Form 10-K for 2007
10.7*
The Allstate Corporation Deferred Compensation Plan, as amended and restated as of July 31, 2009, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended September 30, 2009
10.8*
The Allstate Corporation 2009 Equity Incentive Plan, which amended and restated The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Appendix C of The Allstate Corporation's Proxy Statement filed April 1, 2009
10.9*
Form of Option Award Agreement for awards granted on or after May 19, 2009 under The Allstate Corporation 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K/A filed May 20, 2009
10.10*
Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed July 20, 2006
10.11*
Form of Executive Officer Option Award Agreement dated May 15, 2001 under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2001
10.12*
Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.19 to The Allstate Corporation annual report on Form 10-K for 2003
10.13*
Form of Option Award Agreement for awards granted on or after September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.14*
Form of Executive Officer Restricted Stock Unit Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan incorporated herein by reference to Exhibit 10.15 to The Allstate Corporation annual report on Form 10-K for 2005
10.15*
Form of Restricted Stock Unit Award Agreement for awards granted on or after September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation current report on Form 8-K filed September 19, 2008 (pertains to awards under The Allstate Corporation 2009 Equity Incentive Plan, which amended and restated The Allstate Corporation 2001 Equity Incentive Plan)
10.16*
Form of amended and restated Restricted Stock Unit Award Agreement for certain retirement eligible/retired employees with regards to awards outstanding on September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.17*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 22, 2010 under The Allstate Corporation 2009 Equity Incentive Plan
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
10.21*
Allstate Insurance Company Supplemental Retirement Income Plan, as amended and restated effective December 31, 2008, incorporated herein by reference to Exhibit 10.20 to The Allstate Corporation annual report on Form 10-K for 2008
10.22*	First Amendment to Allstate Insurance Company Supplemental Retirement Income Plan, effective as of November 30, 2009
10.23*	Form of Tier One Change of Control Employment Agreement, incorporated herein by reference to Exhibit 10.22 to The Allstate Corporation annual report on Form 10-K for 2008
10.24*
Form of Amended and Restated Tier Two Change of Control Employment Agreement to be effective as of December 31, 2008, incorporated herein by reference to Exhibit 10.23 to The Allstate Corporation annual report on Form 10-K for 2008
10.25*	Form of Termination of Change of Control Employment Agreement, incorporated herein by reference to Exhibit 10.31 to The Allstate Corporation annual report on Form 10-K for 2007
10.26*	Letter dated December 9, 2002 to Danny L. Hale, incorporated herein by reference to Exhibit 10.26 to The Allstate Corporation annual report on Form 10-K for 2003
10.27*	Letter dated July 14, 2002 to Eric A. Simonson, incorporated herein by reference to Exhibit 10.27 to The Allstate Corporation annual report on Form 10-K for 2003
10.28*	Offer letter to Don Civgin dated August 15, 2008, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed August 22, 2008
10.29*	Offer letter dated September 9, 2007 to Michele C. Mayes incorporated herein by reference to Exhibit 10 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2009
10.30*
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
10.32*
The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.6 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.33*
Form of Option Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K filed May 19, 2006
10.34*
Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.8 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.35*
Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.9 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.36*
Form of Indemnification Agreement between the Registrant and Director incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2007
10.37*	Resolutions regarding Non-Employee Director Compensation

12	Computation of Earnings to Fixed Charges Ratio
21	Subsidiaries of The Allstate Corporation
23	Consent of Independent Registered Public Accounting Firm
31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer
31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
February 23, 2010

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson Thomas J. Wilson	Chairman of the Board, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 23, 2010
/s/ Don Civgin Don Civgin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2010
/s/ F. Duane Ackerman F. Duane Ackerman	Director	February 23, 2010
/s/ Robert D. Beyer Robert D. Beyer	Director	February 23, 2010
/s/ W. James Farrell W. James Farrell	Director	February 23, 2010
/s/ Jack M. Greenberg Jack M. Greenberg	Director	February 23, 2010
Ronald T. LeMay	Director	February 23, 2010
/s/ Andrea Redmond Andrea Redmond	Director	February 23, 2010
/s/ H. John Riley, Jr. H. John Riley, Jr.	Director	February 23, 2010
/s/ Joshua I. Smith Joshua I. Smith	Director	February 23, 2010
/s/ Judith A. Sprieser Judith A. Sprieser	Director	February 23, 2010
/s/ Mary Alice Taylor Mary Alice Taylor	Director	February 23, 2010

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2009

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed Maturities:
Bonds:
United States government, government agencies and authorities	$7,333	$7,536	$7,536
States, municipalities and political subdivisions	21,683	21,280	21,280
Foreign governments	2,906	3,197	3,197
Public utilities	5,737	5,948	5,948
Convertibles and bonds with warrants attached	1,410	1,409	1,409
All other corporate bonds	25,638	25,774	25,774
Asset-backed securities	3,514	3,026	3,026
Residential mortgage-backed securities	9,487	7,987	7,987
Commercial mortgage-backed securities	3,511	2,586	2,586
Redeemable preferred stocks	24	23	23

Total fixed maturities	81,243	$78,766	78,766

Equity Securities:
Common Stocks:
Public utilities	149	$149	149
Banks, trusts and insurance companies	586	590	590
Industrial, miscellaneous and all other	3,982	4,163	4,163
Nonredeemable preferred stocks	128	122	122

Total equity securities	4,845	$5,024	5,024

Mortgage loans on real estate	7,935	$6,336	7,935

Real estate acquired in satisfaction of debt	10		10
Policy loans	1,131		1,131
Derivative instruments	550	$548	548

Limited partnership interests	2,744		2,744
Other long-term investments	619		619
Short-term investments	3,056	$3,056	3,056

Total investments	$102,133		$99,833

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

($ in millions)	Year ended December 31,
	2009	2008	2007
Revenues
Investment income, less investment expense	$10	$42	$48
Realized capital gains and losses	1	1	1
Other income	21	11	112

	32	54	161
Expenses
Interest expense	389	347	328
Other operating expenses	18	16	36

	407	363	364

Loss from operations before income tax benefit and equity in net income (loss) of subsidiaries	(375)	(309)	(203)
Income tax benefit	(144)	(120)	(118)

Loss before equity in net income (loss) of subsidiaries	(231)	(189)	(85)
Equity in net income (loss) of subsidiaries	1,085	(1,490)	4,721

Net income (loss)	854	(1,679)	4,636

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	3,446	(4,626)	(1,186)
Unrealized foreign currency translation adjustments	41	(74)	53
Unrecognized pension and other postretirement benefit cost	(214)	(724)	765

Other comprehensive income (loss), after-tax	3,273	(5,424)	(368)

Comprehensive income (loss)	$4,127	$(7,103)	$4,268

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2009	2008
Assets
Investments in subsidiaries	$21,152	$16,268
Fixed income securities, at fair value (amortized cost $807 and $25)	808	25
Short-term investments, at fair value (amortized cost $728 and $1,884)	728	1,884
Receivable from subsidiaries	299	369
Other assets	356	182

Total assets	$23,343	$18,728

Liabilities
Long-term debt	$5,850	$5,600
Postretirement benefit obligation	404	—
Deferred compensation	219	199
Dividends payable to shareholders	108	221
Other liabilities	70	67

Total liabilities	6,651	6,087

Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 537 million and 536 million shares outstanding	9	9
Additional capital paid-in	3,172	3,130
Retained income	31,492	30,207
Deferred ESOP expense	(47)	(49)
Treasury stock, at cost (363 million and 364 million shares)	(15,828)	(15,855)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(870)	(3,738)
Unrealized foreign currency translation adjustments	46	5
Unrealized pension and other postretirement benefit cost	(1,282)	(1,068)

Total accumulated other comprehensive loss	(2,106)	(4,801)

Total shareholders' equity	16,692	12,641

Total liabilities and equity	$23,343	$18,728

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

($ in millions)	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$854	$(1,679)	$4,636
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (income) loss of subsidiaries	(1,085)	1,490	(4,721)
Dividends received from subsidiaries	262	3,415	4,984
Realized capital gains and losses	—	—	(1)
Other operating assets and liabilities	133	(73)	105

Net cash provided by operating activities	164	3,153	5,003

Cash flows from investing activities
Proceeds from sales and collections of investments	75	368	242
Investment purchases	(858)	(125)	(705)
Capital contributions to subsidiaries	(267)	—	(954)
Return of investment	25	—	—
Change in short-term investments, net	1,159	(1,231)	(195)

Net cash provided by (used in) investing activities	134	(988)	(1,612)

Cash flows from financing activities
Repayment of long-term debt	(750)	—	—
Proceeds from issuance of long-term debt	1,000	—	987
Dividends paid to shareholders	(542)	(889)	(901)
Treasury stock purchases	(4)	(1,323)	(3,604)
Shares reissued under equity incentive plans, net	3	33	109
Excess tax benefits on share-based payment arrangements	(5)	3	29

Net cash used in financing activities	(298)	(2,176)	(3,380)

Net (decrease) increase in cash	—	(11)	11
Cash at beginning of year	—	11	—

Cash at end of year	$—	$—	$11

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.    General

       The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8. The long-term debt presented in Note 11 "Capital Structure" are direct obligations of the Registrant, with the exception of the following obligations at December 31:

($ in millions)	2009	2008
Long-term:
Federal Home Loan Bank ("FHLB") advances, due 2018	$18	$19
Synthetic lease VIE obligations, floating rates, due 2011	42	40

       Effective September 30, 2009, the Registrant became the sponsor of the postretirement benefit plans presented in Note 16 "Benefit Plans". Prior to September 30, 2009, a subsidiary of the Registrant was the sponsor of the plans.

2.    Supplemental Disclosures of Non-Cash Investing Activity and Cash Flow Information

       The Registrant's assumption of the obligations associated with the postretirement benefit plans previously sponsored by a subsidiary of the Registrant resulted in a non-cash increase in the Registrant's investment in subsidiaries of $448 million.

       The Registrant paid $380 million, $344 million and $313 million of interest on debt in 2009, 2008 and 2007, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

($ in millions)	At December 31,			For the year ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income (1)	Claims and claims expense, contract benefits and interest credited to contractholders	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2009
Property-Liability operations
Allstate Protection	$1,410	$16,574	$9,780	$26,195		$18,722	$3,789	$2,657	$25,972
Discontinued Lines and Coverages	—	2,593	—	(1)		24	—	7	(1)

Total Property-Liability	1,410	19,167	9,780	26,194	$1,328	18,746	3,789	2,664	25,971
Allstate Financial operations	4,060	65,492	42	1,958	3,064	3,743	965	455	465
Corporate and other	—	—	—	—	52	—	—	410	—

Total	$5,470	$84,659	$9,822	$28,152	$4,444	$22,489	$4,754	$3,529	$26,436

2008
Property-Liability operations
Allstate Protection	$1,453	$16,719	$9,980	$26,967		$20,046	$3,975	$2,757	$26,584
Discontinued Lines and Coverages	—	2,737	—	—		18	—	7	—

Total Property-Liability	1,453	19,456	9,980	26,967	$1,674	20,064	3,975	2,764	26,584
Allstate Financial operations	7,089	71,294	44	1,895	3,811	4,023	704	521	419
Corporate and other	—	—	—	—	137	—	—	362	—

Total	$8,542	$90,750	$10,024	$28,862	$5,622	$24,087	$4,679	$3,647	$27,003

2007
Property-Liability operations
Allstate Protection	$1,477	$15,901	$10,363	$27,232		$17,620	$4,121	$2,653	$27,183
Discontinued Lines and Coverages	—	2,964	—	1		47	—	8	—

Total Property-Liability	1,477	18,865	10,363	27,233	$1,972	17,667	4,121	2,661	27,183
Allstate Financial operations	4,291	75,187	46	1,866	4,297	4,270	583	443	383
Corporate and other	—	—	—	—	166	—	—	361	—

Total	$5,768	$94,052	$10,409	$29,099	$6,435	$21,937	$4,704	$3,465	$27,566

(1)
A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2009
Life insurance in force	$525,381	$253,650	$10,230	$281,961	3.6%

Premiums and contract charges:
Life insurance	$2,142	$682	$38	$1,498	2.5%
Accident-health insurance	615	156	1	460	0.2%
Property-liability insurance	27,200	1,056	50	26,194	0.2%

Total premiums and contract charges	$29,957	$1,894	$89	$28,152	0.3%

Year ended December 31, 2008
Life insurance in force	$520,762	$251,655	$10,935	$280,042	3.9%

Premiums and contract charges:
Life insurance	$2,184	$743	$41	$1,482	2.8%
Accident-health insurance	570	157	—	413	—%
Property-liability insurance	28,021	1,139	85	26,967	0.3%

Total premiums and contract charges	$30,775	$2,039	$126	$28,862	0.4%

Year ended December 31, 2007
Life insurance in force	$505,014	$246,590	$12,611	$271,035	4.7%

Premiums and contract charges:
Life insurance	$2,255	$813	$43	$1,485	2.9%
Accident-health insurance	533	153	1	381	0.3%
Property-liability insurance	28,529	1,356	60	27,233	0.2%

Total premiums and contract charges	$31,317	$2,322	$104	$29,099	0.4%

(1)
No reinsurance or coinsurance income was netted against premium ceded in 2009, 2008 or 2007.

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V — VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance at end of period
Year ended December 31, 2009
Allowance for reinsurance recoverables	$168	$—	$—	$26	$142
Allowance for premium installment receivable	70	125	—	118	77
Allowance for deferred tax assets	49	250	—	288	11
Allowance for estimated losses on mortgage loans	4	97	—	6	95
Year ended December 31, 2008
Allowance for reinsurance recoverables	$185	$—	$—	$17	$168
Allowance for premium installment receivable	68	89	—	87	70
Allowance for deferred tax assets	6	43	—	—	49
Allowance for estimated losses on mortgage loans	—	4	—	—	4
Year ended December 31, 2007
Allowance for reinsurance recoverables	$235	$6	$—	$56	$185
Allowance for premium installment receivable	56	83	—	71	68
Allowance for deferred tax assets	5	1	—	—	6

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-CASUALTY INSURANCE OPERATIONS

($ in millions)	At December 31,
	2009	2008	2007

Deferred policy acquisition costs	$1,410	$1,453	$1,477
Reserves for insurance claims and claims expense	19,167	19,456	18,865
Unearned premiums	9,780	9,980	10,363

	Year Ended December 31,
	2009	2008	2007
Earned premiums	$26,194	$26,967	$27,233
Net investment income	1,328	1,674	1,972
Claims and claims adjustment expense incurred
Current year	18,858	19,894	17,839
Prior years	(112)	170	(172)
Amortization of deferred policy acquisition costs	3,789	3,975	4,121
Paid claims and claims adjustment expense	18,900	19,542	17,617
Premiums written	25,971	26,584	27,183

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Allstate Corporation

We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company's internal control over financial reporting as of December 31, 2009, and have issued our report thereon dated February 25, 2010 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in the Company's recognition and presentation for other-than-temporary impairments of debt securities in 2009); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 25, 2010