Form 10-Q
period 2010-03-31
ALLSTATE CORP
filed 2010-04-28
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 23, 2010, the registrant had 537,903,261 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three Months Ended March 31,
	2010	2009
	(unaudited)
Revenues
Property-liability insurance premiums	$6,503	$6,582
Life and annuity premiums and contract charges	544	484
Net investment income	1,050	1,176
Realized capital gains and losses:
Total other-than-temporary impairment losses	(250)	(725)
Portion of loss recognized in other comprehensive income	(5)	--
Net other-than-temporary impairment loss recognized in earnings	(255)	(725)
Sales and other realized capital gains and losses	(93)	366
Total realized capital gains and losses	(348)	(359)
	7,749	7,883

Costs and expenses
Property-liability insurance claims and claims expense	4,792	4,720
Life and annuity contract benefits	442	387
Interest credited to contractholder funds	463	579
Amortization of deferred policy acquisition costs	1,014	1,397
Operating costs and expenses	829	801
Restructuring and related charges	11	45
Interest expense	92	88
	7,643	8,017

Gain on disposition of operations	1	3

Income (loss) from operations before income tax (benefit) expense	107	(131)

Income tax (benefit) expense	(13)	143

Net income (loss)	$120	$(274)

Earnings per share:

Net income (loss) per share - Basic	$0.22	$(0.51)

Weighted average shares - Basic	540.5	538.9

Net income (loss) per share - Diluted	$0.22	$(0.51)

Weighted average shares - Diluted	541.8	538.9

Cash dividends declared per share	$0.20	$0.20

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31, 2010	December 31, 2009
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $82,486 and $81,243)	$81,284	$78,766
Equity securities, at fair value (cost $3,436 and $4,845)	3,807	5,024
Mortgage loans	7,639	7,935
Limited partnership interests	2,802	2,744
Short-term, at fair value (amortized cost $2,482 and $3,056)	2,482	3,056
Other	2,209	2,308
Total investments	100,223	99,833
Cash	704	612
Premium installment receivables, net	4,823	4,839
Deferred policy acquisition costs	5,186	5,470
Reinsurance recoverables, net	6,415	6,355
Accrued investment income	904	864
Deferred income taxes	1,440	1,870
Property and equipment, net	954	990
Goodwill	874	875
Other assets	1,804	1,872
Separate Accounts	9,059	9,072
Total assets	$132,386	$132,652
Liabilities
Reserve for property-liability insurance claims and claims expense	$19,420	$19,167
Reserve for life-contingent contract benefits	13,052	12,910
Contractholder funds	51,027	52,582
Unearned premiums	9,575	9,822
Claim payments outstanding	763	742
Other liabilities and accrued expenses	5,992	5,726
Long-term debt	5,910	5,910
Separate Accounts	9,059	9,072
Total liabilities	114,798	115,931

Commitments and Contingent Liabilities (Note 10)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	--	--
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 538 million and 537 million shares outstanding	9	9
Additional capital paid-in	3,152	3,172
Retained income	31,514	31,492
Deferred ESOP expense	(44)	(47)
Treasury stock, at cost (362 million and 363 million shares)	(15,782)	(15,828)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(384)	(441)
Other unrealized net capital gains and losses	(172)	(1,072)
Unrealized adjustment to DAC, DSI and insurance reserves	472	643
Total unrealized net capital gains and losses	(84)	(870)
Unrealized foreign currency translation adjustments	60	46
Unrecognized pension and other postretirement benefit cost	(1,265)	(1,282)
Total accumulated other comprehensive loss	(1,289)	(2,106)
Total shareholders’ equity	17,560	16,692
Noncontrolling interest	28	29
Total equity	17,588	16,721
Total liabilities and equity	$132,386	$132,652

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities	(unaudited)
Net income (loss)	$120	$(274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	16	(74)
Realized capital gains and losses	348	359
Gain on disposition of operations	(1)	(3)
Interest credited to contractholder funds	463	579
Changes in:
Policy benefits and other insurance reserves	188	(244)
Unearned premiums	(261)	(330)
Deferred policy acquisition costs	30	381
Premium installment receivables, net	24	71
Reinsurance recoverables, net	(72)	(81)
Income taxes	73	1,443
Other operating assets and liabilities	36	(305)
Net cash provided by operating activities	964	1,522
Cash flows from investing activities
Proceeds from sales
Fixed income securities	4,930	4,483
Equity securities	1,990	1,872
Limited partnership interests	146	154
Mortgage loans	3	12
Other investments	37	16
Investment collections
Fixed income securities	1,122	1,203
Mortgage loans	263	472
Other investments	18	31
Investment purchases
Fixed income securities	(7,099)	(5,425)
Equity securities	(556)	(1,933)
Limited partnership interests	(185)	(144)
Mortgage loans	(1)	(10)
Other investments	(43)	--
Change in short-term investments, net	411	707
Change in other investments, net	(49)	(48)
Disposition of operations	--	12
Purchases of property and equipment, net	(24)	(53)
Net cash provided by investing activities	963	1,349
Cash flows from financing activities
Contractholder fund deposits	828	1,298
Contractholder fund withdrawals	(2,569)	(3,577)
Dividends paid	(107)	(220)
Treasury stock purchases	(5)	(3)
Shares reissued under equity incentive plans, net	14	--
Excess tax benefits on share-based payment arrangements	(2)	(6)
Other	6	59
Net cash used in financing activities	(1,835)	(2,449)
Net increase in cash	92	422
Cash at beginning of period	612	415
Cash at end of period	$704	$837

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

The condensed consolidated financial statements and notes as of March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standards

Disclosures about Fair Value Measurements

In January 2010, the FASB issued new accounting guidance which expands disclosure requirements relating to fair value measurements.  The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities.  Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required.  The Company adopted the provisions of the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010.  Disclosures are not required for earlier periods presented for comparative purposes.  The new guidance affects disclosures only; and therefore, the adoption had no impact on the Company’s results of operations or financial position.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued new accounting guidance which requires an entity to perform a qualitative analysis to determine whether it holds a controlling financial interest (i.e., is a primary beneficiary) in a variable interest entity (“VIE”).  The analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The Company adopted the new guidance as of January 1, 2010.  The adoption resulted in the consolidation of four VIEs for which the Company concluded it is the primary beneficiary as of January 1, 2010.

Two of the consolidated VIEs hold investments managed by Allstate Investment Management Company (“AIMCO”), a subsidiary of the Company.  Consolidation as of January 1, 2010 resulted in an increase in total assets of $696 million, an increase in total liabilities of $679 million, an increase in retained income of $7 million and an increase in noncontrolling interest of $10 million.  During the first quarter of 2010, the Company sold substantially all its variable interests in these two VIEs.  As a result, the Company deconsolidated the VIEs as of March 26, 2010.  Since the deconsolidation was effective prior to March 31, 2010, the Condensed Consolidated Statement of Financial Position as of March 31, 2010 does not reflect the assets, liabilities and noncontrolling interests in the VIEs.  The Condensed Consolidated Statement of Operations for the first quarter of 2010 does, however, reflect the effects of the consolidation for the portion of the quarter the Company was the primary beneficiary, which were not material.

The adoption also resulted in the consolidation of two insurance company affiliates, Allstate Texas Lloyds and Allstate County Mutual Insurance Company, that underwrite homeowners and auto insurance polices, respectively, and reinsure all of their net business to AIC.  Consolidation as of January 1, 2010 resulted in an increase in total assets of $38 million, an increase in total liabilities of $34 million, an increase in retained income of $3 million and an increase in unrealized net capital gains and losses of $1 million.

In the normal course of investing activities, the Company invests in variable interests issued by VIEs. These variable interests include structured investments such as asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities as well as limited partnerships, special purpose entities and trusts.  For these variable interests, the Company concluded it is not the primary beneficiary due to the amount of the Company’s interest in the VIEs and the Company’s lack of power to direct the activities that are most significant to the economic performance of the VIEs.  The Company’s maximum exposure to loss on these interests is limited to the amount of the Company’s investment.

Pending accounting standards

Embedded Credit Derivatives Scope Exception

In March 2010, the FASB issued accounting guidance that clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting under the existing accounting guidance for embedded derivatives.  The guidance is effective for fiscal quarters beginning after June 15, 2010.  The Company is evaluating the impact of adoption on the Company’s results of operations or financial position.

Consolidation Analysis Considering Investments Held through Separate Accounts

In April 2010, the FASB issued guidance clarifying that an insurer is not required to combine interests in investments held in a qualifying separate account with its interests in the same investments held in the general account when performing a consolidation evaluation.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2010 with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

2.  Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding, including unvested restricted stock units.  Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding.  For Allstate, dilutive potential common shares consist of outstanding stock options.

The computation of basic and diluted earnings per share is presented in the following table.

($ in millions, except per share data)	Three months ended March 31,
	2010	2009
Numerator:
Net income (loss)	$120	$(274)

Denominator:
Weighted average common shares outstanding	540.5	538.9
Effect of dilutive potential common shares:
Stock options	1.3	--
Weighted average common and dilutive potential common shares outstanding	541.8	538.9

Earnings per share - Basic	$0.22	$(0.51)
Earnings per share - Diluted	$0.22	$(0.51)

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 24.4 million and 27.3 million Allstate common shares, with exercise prices ranging from $27.36 to $64.53 and $23.72 to $65.38, were outstanding at March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share for the three-month periods.

As a result of the net loss for the three-month period ended March 31, 2009, weighted average dilutive potential common shares outstanding resulting from stock options of 0.6 million were not included in the computation of diluted earnings per share since inclusion of these securities would have an anti-dilutive effect.  In the absence of the net loss, weighted average common and dilutive potential common shares outstanding would have totaled 539.5 million for the three-month period ended March 31, 2009.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans, fixed income securities, and other investments, as well as mergers completed with equity securities and limited partnerships, totaled $51 million and $75 million for the three-month periods ended March 31, 2010 and 2009, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending and over-the-counter (“OTC”) derivatives are reported in other liabilities and accrued expenses or other investments in the Condensed Consolidated Statements of Financial Position.  The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

($ in millions)	Three months ended March 31,
	2010	2009
Net change in proceeds managed
Net change in fixed income securities	$--	$--
Net change in short-term investments	171	67
Operating cash flow provided	171	67
Net change in cash	6	--
Net change in proceeds managed	$177	$67

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(658)	$(340)
Liabilities for collateral and security repurchase, end of period	(481)	(273)
Operating cash flow used	$(177)	$(67)

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
At March 31, 2010
U.S. government and agencies	$8,204	$238	$(20)	$8,422
Municipal	20,404	517	(773)	20,148
Corporate	33,585	1,413	(499)	34,499
Foreign government	3,008	315	(9)	3,314
Residential mortgage-backed securities (“RMBS”)	10,343	173	(1,404)	9,112
Commercial mortgage-backed securities (“CMBS”)	3,220	44	(812)	2,452
Asset-backed securities (“ABS”)	3,684	80	(467)	3,297
Redeemable preferred stock	38	2	--	40
Total fixed income securities	$82,486	$2,782	$(3,984)	$81,284
At December 31, 2009
U.S. government and agencies	$7,333	$219	$(16)	$7,536
Municipal	21,683	537	(940)	21,280
Corporate	32,770	1,192	(847)	33,115
Foreign government	2,906	306	(15)	3,197
RMBS	9,487	130	(1,630)	7,987
CMBS	3,511	30	(955)	2,586
ABS	3,514	62	(550)	3,026
Redeemable preferred stock	39	1	(1)	39
Total fixed income securities	$81,243	$2,477	$(4,954)	$78,766

Scheduled maturities

The scheduled maturities for fixed income securities are as follows at March 31, 2010:

($ in millions)	Amortized	Fair
	cost	value
Due in one year or less	$2,731	$2,767
Due after one year through five years	24,024	24,731
Due after five years through ten years	15,082	15,757
Due after ten years	26,622	25,620
	68,459	68,875
RMBS and ABS	14,027	12,409
Total	$82,486	$81,284

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  The CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended March 31,
	2010	2009
Fixed income securities	$959	$1,042
Equity securities	21	16
Mortgage loans	104	137
Limited partnership interests	6	3
Short-term investments	2	13
Other	1	1
Investment income, before expense	1,093	1,212
Investment expense	(43)	(36)
Net investment income	$1,050	$1,176

Realized capital gains and losses

Realized capital gains and losses by security type are as follows:

($ in millions)	Three months ended March 31,
	2010	2009
Fixed income securities	$(136)	$107
Equity securities	14	(163)
Mortgage loans	(25)	(32)
Limited partnership interests	(21)	(339)
Derivatives	(185)	95
Other	5	(27)
Realized capital gains and losses	$(348)	$(359)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended March 31,
	2010	2009
Impairment write-downs	$(223)	$(620)
Change in intent write-downs	(32)	(105)
Net OTTI losses recognized in earnings	(255)	(725)
Sales	88	418
Valuation of derivative instruments	(155)	103
Settlements of derivative instruments	(30)	(12)
EMA limited partnership income	4	(143)
Realized capital gains and losses	$(348)	$(359)

Gross gains of $142 million and $480 million and gross losses of $74 million and $82 million were realized on sales of fixed income securities during the three months ended March 31, 2010 and 2009, respectively.

Other-than-temporary impairment losses by asset type for the three months ended March 31, 2010 are as follows:

($ in millions)	Total	Included in OCI	Net
Fixed income securities:
Municipal	$(37)	$--	$(37)
Corporate	(47)	3	(44)
RMBS	(88)	(7)	(95)
CMBS	(26)	--	(26)
ABS	(3)	(1)	(4)
Total fixed income securities	(201)	(5)	(206)
Equity securities	(6)	--	(6)
Mortgage loans	(19)	--	(19)
Limited partnership interests	(24)	--	(24)

Other-than-temporary impairment losses

	$(250)	$(5)	$(255)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $269 million and $192 million as of March 31, 2010 and December 31, 2009, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2010	December 31, 2009
Municipal	$(9)	$(10)
Corporate	(51)	(51)
RMBS	(590)	(594)
CMBS	(121)	(127)
ABS	(88)	(89)
Total	$(859)	$(871)

A rollforward of the amount recognized in earnings related to credit losses for fixed income securities is presented in the following table.

($ in millions)
Beginning balance at December 31, 2009	$(1,187)
Additional credit loss for securities previously other-than-temporarily impaired	(101)
Additional credit loss for securities not previously other-than-temporarily impaired	(79)
Reduction in credit loss for securities disposed or collected	131
Reduction in credit loss for securities other-than-temporarily impaired to fair value	--
Change in credit loss due to accretion of increase in cash flows and time value of cash flows for securities previously other-than-temporarily impaired	--
Ending balance at March 31, 2010	$(1,236)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
At March 31, 2010	value	Gains	Losses	gains (losses)
Fixed income securities (1)	$81,284	$2,782	$(3,984)	$(1,202)
Equity securities	3,807	457	(86)	371
Short-term investments	2,482	--	--	--
Derivative instruments (2)	(14)	3	(21)	(18)
Unrealized net capital gains and losses, pre-tax				(849)
Amounts recognized for:
Insurance reserves (3)				--
DAC and DSI (4)				726
Amounts recognized				726
Deferred income taxes				39
Unrealized net capital gains and losses, after-tax				$(84)

(1)        Unrealized net capital gains and losses for fixed income securities as of March 31, 2010 comprises $(590) million related to unrealized net capital losses on fixed income securities with OTTI and $(612) million related to other unrealized net capital gains and losses.

(2)        Included in the fair value of derivative securities are $2 million classified as assets and $16 million classified as liabilities.

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

	Fair	Gross unrealized		Unrealized net
At December 31, 2009	value	Gains	Losses	gains (losses)
Fixed income securities	$78,766	$2,477	$(4,954)	$(2,477)
Equity securities	5,024	381	(202)	179
Short-term investments	3,056	--	--	--
Derivative instruments (1)	(20)	2	(25)	(23)
Unrealized net capital gains and losses, pre-tax				(2,321)
Amounts recognized for:
Insurance reserves				--
DAC and DSI				990
Amounts recognized				990
Deferred income taxes				461
Unrealized net capital gains and losses, after-tax				$(870)

(1)        Included in the fair value of derivative securities are $(2) million classified as assets and $18 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the three months ended March 31, 2010 is as follows:

($ in millions)
Fixed income securities	$1,275
Equity securities	192
Short-term investments	--
Derivative instruments	5
Total	1,472
Amounts recognized for:
Insurance reserves	--
DAC and DSI	(264)
Decrease in amounts recognized	(264)
Deferred income taxes	(422)
Increase in unrealized net capital gains and losses	$786

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

The Company’s portfolio monitoring process includes a quarterly review of all securities through a screening process which identifies instances where the fair value compared to amortized cost for fixed income securities and cost for equity securities is below established thresholds, and also includes the monitoring of other criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security.  Inherent in the Company’s evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition of the issue or issuer and its future earnings potential.  Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; 2) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; and 3) the specific reasons that a security is in a significant unrealized loss position, including overall market conditions which could affect liquidity.

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
At March 31, 2010
Fixed income securities
U.S. government and agencies	46	$1,486	$(20)	1	$2	$--	$(20)
Municipal	556	2,499	(61)	752	4,909	(712)	(773)
Corporate	327	4,169	(105)	322	4,136	(394)	(499)
Foreign government	58	524	(7)	3	10	(2)	(9)
RMBS	233	889	(10)	439	2,490	(1,394)	(1,404)
CMBS	7	97	(5)	221	1,487	(807)	(812)
ABS	42	440	(17)	157	1,369	(450)	(467)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities (1)	1,270	10,104	(225)	1,895	14,403	(3,759)	(3,984)
Equity securities	509	530	(44)	14	284	(42)	(86)
Total fixed income and equity securities	1,779	$10,634	$(269)	1,909	$14,687	$(3,801)	$(4,070)

Investment grade fixed income securities	1,168	$9,477	$(187)	1,429	$11,440	$(2,156)	$(2,343)
Below investment grade fixed income securities	102	627	(38)	466	2,963	(1,603)	(1,641)
Total fixed income securities	1,270	$10,104	$(225)	1,895	$14,403	$(3,759)	$(3,984)

At December 31, 2009
Fixed income securities
U.S. government and agencies	38	$3,523	$(16)	--	$--	$--	$(16)
Municipal	761	3,646	(123)	747	5,024	(817)	(940)
Corporate	399	5,072	(178)	421	5,140	(669)	(847)
Foreign government	50	505	(15)	1	1	--	(15)
RMBS	387	1,092	(23)	453	2,611	(1,607)	(1,630)
CMBS	25	232	(4)	259	1,790	(951)	(955)
ABS	39	352	(20)	173	1,519	(530)	(550)
Redeemable preferred stock	1	--	--	1	21	(1)	(1)
Total fixed income securities	1,700	14,422	(379)	2,055	16,106	(4,575)	(4,954)
Equity securities	1,665	1,349	(113)	28	450	(89)	(202)
Total fixed income and equity securities	3,365	$15,771	$(492)	2,083	$16,556	$(4,664)	$(5,156)

Investment grade fixed income securities	1,587	$13,891	$(293)	1,561	$13,127	$(2,848)	$(3,141)
Below investment grade fixed income securities	113	531	(86)	494	2,979	(1,727)	(1,813)
Total fixed income securities	1,700	$14,422	$(379)	2,055	$16,106	$(4,575)	$(4,954)

(1)    Gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which the Company has recorded a credit loss in earnings total $8 million for the less than 12 month category and $688 million for the 12 months or greater category.

As of March 31, 2010, $1.18 billion of unrealized losses are related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $1.18 billion, $921 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available, which is consistent with the National Association of Insurance Commissioners (“NAIC”) rating.  Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

As of March 31, 2010, the remaining $2.89 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost.  Investment grade securities comprising $1.42 billion of these unrealized losses were evaluated based on factors such as discounted cash flows, the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent’s bankruptcy.  Of the $2.89 billion, $1.45 billion are related to below investment grade fixed income securities and $17 million are related to equity securities.  Of these amounts, $1.38 billion of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of March 31, 2010.  Unrealized losses on below investment grade securities are principally related to RMBS, ABS and CMBS and were the result of wider credit spreads than at initial purchase which was largely due to the impact of macroeconomic conditions and credit market deterioration on real estate valuations.  Securities in an unrealized loss position were evaluated based on discounted cash flows and credit ratings, as well as the performance of the underlying collateral relative to the securities’ positions in the securities’ respective capital structure.  RMBS and ABS in an unrealized loss position were evaluated with credit enhancements from bond insurers where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying security, as well as with credit enhancements from bond insurers, where applicable.  Unrealized losses on equity securities are primarily related to equity market fluctuations.

As of March 31, 2010, the Company has not made a decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of March 31, 2010, the Company had the intent and ability to hold the equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnership impairment

As of March 31, 2010 and December 31, 2009, the carrying value of equity method limited partnership interests totaled $1.69 billion and $1.64 billion, respectively.  The Company recognizes an impairment loss in value for equity method investments when evidence demonstrates that it is other-than-temporarily impaired.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings potential that would justify the carrying amount of the investment.  The Company had no write-downs for the three months ended March 31, 2010 and had write-downs of $10 million for the three months ended March 31, 2009, related to equity method limited partnership interests.

As of March 31, 2010 and December 31, 2009, the carrying value for cost method limited partnership interests was $1.11 billion and $1.10 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuations of the investments held by limited partnerships; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company uses a screening process to identify those investments whose net asset value is below established thresholds for certain periods of time as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is deemed other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs of $24 million and $187 million for the three months ended March 31, 2010 and 2009, respectively, related to cost method investments that were other-than-temporarily impaired.

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

The Company has two types of situations where investments are classified as Level 3 in the fair value hierarchy.  The first is where quotes continue to be received from independent third-party valuation service providers and all significant inputs are market observable; however, there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate.  Among the indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensus among market participants and sources.

The second situation where the Company has classified securities in Level 3 is where specific inputs significant to the fair value estimation models are not market observable.  This has occurred in two primary categories.  The first is for broker quotes.  The second is for ARS backed by student loans for which a key assumption, the anticipated date liquidity will return to this market, is not market observable.

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented with the host contract in fixed income securities. As of March 31, 2010, 73.5% of total assets are measured at fair value and 0.5% of total liabilities are measured at fair value.

In determining fair value, the Company principally uses the market approach which generally utilizes market transaction data for the same or similar instruments.  To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies.  For the majority of Level 2 and Level 3 valuations, a combination of market and income approaches is used.

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

Level 2 measurements

•                  Fixed income securities:

U.S. government and agencies:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.

Municipal:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.

Corporate, including privately placed:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.  Also includes privately placed securities valued using a discounted cash flow model that is widely accepted in the financial services industry and uses market observable inputs and inputs derived principally from, or corroborated by, observable market data.  The primary inputs to the discounted cash flow model include an interest rate curve, as well as published credit spreads for similar assets in markets that are not active that incorporate the credit quality and industry sector of the issuer.

Foreign government:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.

RMBS - U.S. government sponsored entities (“U.S. Agency”), Prime residential mortgage-backed securities (“Prime”) and Alt-A residential mortgage-backed securities (“Alt-A”); ABS - auto and student loans:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.

Redeemable preferred stock:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, underlying stock prices and credit spreads.

CMBS:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, collateral performance and credit spreads.

•                  Equity securities:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active.

•                  Short-term:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.  For certain short-term investments, amortized cost is used as the best estimate of fair value.

•                  Other investments:  Free-standing exchange listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.

OTC derivatives, including interest rate swaps, foreign currency swaps, foreign exchange forward contracts, certain credit default swaps, and commodity swaps, are valued using models that rely on inputs such as interest rate yield curves, currency rates, counterparty credit spreads and commodity prices that are observable for substantially the full term of the contract.  The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

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

Level 3 measurements

•                  Fixed income securities:

Municipal:  Auction rate securities (“ARS”) primarily backed by student loans that have become illiquid due to failures in the auction market are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including estimates of future coupon rates if auction failures continue, maturity assumptions and illiquidity premium.  Also includes municipal bonds that are not rated by third party credit rating agencies but are generally rated by the NAIC, in addition to other high-yield municipal bonds.  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.

Corporate, including privately placed:  Valued based on non-binding broker quotes.  Also includes equity-indexed notes which are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, such as volatility.  Other inputs include an interest rate curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.

RMBS - Subprime residential mortgage-backed securities (“Subprime”) and Alt-A:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Also includes certain Subprime and Alt-A that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, Subprime and certain Alt-A are categorized as Level 3.

Foreign government:  Valued based on non-binding broker quotes.

CMBS:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, collateral performance and credit spreads.  Also includes CMBS that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain CMBS are categorized as Level 3.

ABS - Collateralized debt obligations (“CDO”):  Valued based on non-binding broker quotes received from brokers who are familiar with the investments.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all CDO are categorized as Level 3.

ABS - student loans and other:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Also includes ABS that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain ABS are categorized as Level 3.

•                  Other investments:  Certain OTC derivatives, such as interest rate caps and floors, certain credit default swaps and OTC options (including swaptions), are valued using models that are widely accepted in the financial services industry.  Non-market observable inputs such as volatility assumptions may be significant to the valuation of the instruments.  Other primary inputs include interest rate yield curves and credit spreads.

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

Assets and liabilities measured at fair value on a non-recurring basis

Mortgage loans written-down to fair value in connection with recognizing other-than-temporary impairments are valued based on the fair value of the underlying collateral.  Limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments are valued using net asset values and other sources.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2010:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of March 31,
	(Level 1)	(Level 2)	(Level 3)	netting	2010
Assets
Fixed income securities:
U.S. government and agencies	$4,550	$3,872	$--		$8,422
Municipal	--	17,666	2,482		20,148
Corporate	--	32,322	2,177		34,499
Foreign government	--	3,314	--		3,314
RMBS	--	7,033	2,079		9,112
CMBS	--	1,322	1,130		2,452
ABS	--	894	2,403		3,297
Redeemable preferred stock	--	38	2		40
Total fixed income securities	4,550	66,461	10,273		81,284
Equity securities	3,568	167	72		3,807
Short-term investments	275	2,207	--		2,482
Other investments:
Free-standing derivatives	--	653	58	$(276)	435
Separate account assets	9,059	--	--		9,059
Other assets	--	--	2		2
Total recurring basis assets	17,452	69,488	10,405	(276)	97,069
Non-recurring basis (1)	--	--	197		197
Total assets at fair value	$17,452	$69,488	$10,602	$(276)	$97,266
% of total assets at fair value	17.9%	71.5%	10.9%	(0.3) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$--	$(220)	$86		$(134)
Other liabilities:
Free-standing derivatives	(1)	(548)	(96)	$238	(407)
Total liabilities at fair value	$(1)	$(768)	$(10)	$238	$(541)
% of total liabilities at fair value	0.2%	142.0%	1.8%	(44.0) %	100.0%

(1)	Includes $147 million of mortgage loans and $50 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2009:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	netting	2009
Assets
Fixed income securities:
U.S. government and agencies	$4,415	$3,121	$--		$7,536
Municipal	--	18,574	2,706		21,280
Corporate	--	30,874	2,241		33,115
Foreign government	--	3,177	20		3,197
RMBS	--	6,316	1,671		7,987
CMBS	--	1,182	1,404		2,586
ABS	--	1,025	2,001		3,026
Redeemable preferred stock	--	37	2		39
Total fixed income securities	4,415	64,306	10,045		78,766
Equity securities	4,821	134	69		5,024
Short-term investments	278	2,778	--		3,056
Other investments:
Free-standing derivatives	--	882	146	$(482)	546
Separate account assets	9,072	--	--		9,072
Other assets	--	--	2		2
Total recurring basis assets	18,586	68,100	10,262	(482)	96,466
Non-recurring basis (1)	--	--	235		235
Total assets at fair value	$18,586	$68,100	$10,497	$(482)	$96,701
% of total assets at fair value	19.2%	70.4%	10.9%	(0.5)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$--	$(217)	$(110)		$(327)
Other liabilities:
Free-standing derivatives	(2)	(596)	(91)	$276	(413)
Total liabilities at fair value	$(2)	$(813)	$(201)	$276	$(740)
% of total liabilities at fair value	0.3%	109.9%	27.1%	(37.3)%	100.0%

(1)	Includes $211 million of mortgage loans and $24 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three-month period ended March 31, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of March 31, 2010
Assets
Fixed income securities:
Municipal	$2,706	$(16)	$37	$(216)	$--	$(29)	$2,482
Corporate	2,241	(27)	75	(11)	12	(113)	2,177
Foreign government	20	--	--	(20)	--	--	--
RMBS	1,671	(58)	163	303	--	--	2,079
CMBS	1,404	(34)	108	(163)	24	(209)	1,130
ABS	2,001	15	93	331	--	(37)	2,403
Redeemable preferred stock	2	--	--	--	--	--	2
Total fixed income securities	10,045	(120)	476	224	36	(388)	10,273
Equity securities	69	--	3	4	--	(4)	72
Other investments:
Free-standing derivatives, net	55	(133)	--	40	--	--	(38)	(2)
Other assets	2	--	--	--	--	--	2
Total recurring Level 3 assets	$10,171	$(253)	$479	$268	$36	$(392)	$10,309

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(110)	$194	$--	$2	$--	$--	$86
Total recurring Level 3 liabilities	$(110)	$194	$--	$2	$--	$--	$86

(1)

The effect to net income totals $(59) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(286) million in realized capital gains and losses, $32 million in net investment income, $(1) million in interest credited to contractholder funds and $(194) million in life and annuity contract benefits.

(2)	Comprises $58 million of assets and $(96) million of liabilities.

Transfers between level categorizations may occur due to changes in the availability of market observable inputs, which generally are caused by changes in market conditions such as liquidity, trading volume or bid-ask spreads.  Transfers between level categorizations may also occur due to changes in the valuation source.  For example, in situations where a fair value quote is not provided by the Company’s independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote, the security is transferred into Level 3.  Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred.  Therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the Level 3 rollforward table.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2010.

During the three months ended March 31, 2010, certain CMBS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and the availability of market observable quoted prices for similar assets.  When transferring these securities into Level 2, the Company does not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three months ended March 31, 2010 included situations where a fair value quote is not provided by the Company’s independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three-months ended March 31, 2010 also included situations where a broker quote was used in the prior period and a fair value quote is now available from the Company’s independent third-party valuation service provider.  A quote utilizing the new pricing source is not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities are not significant.

The following table provides the total gains and (losses) included in net income for Level 3 assets and liabilities still held at March 31, 2010.

($ in millions)
Assets
Fixed income securities:
Municipal	$(13)
Corporate	(28)
Foreign government	--
RMBS	(58)
CMBS	(23)
ABS	1
Redeemable preferred stock	--
Total fixed income securities	(121)
Equity securities	--
Other investments:
Free-standing derivatives, net	(85)
Other assets	--
Total recurring Level 3 assets	$(206)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$194
Total recurring Level 3 liabilities	$194

The amounts in the table above represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(12) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(237) million in realized capital gains and losses, $31 million in net investment income, and $(194) million in life and annuity contract benefits.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three-month period ended March 31, 2009.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in
	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of March 31, 2009		net income for assets and liabilities still held at March 31, 2009 (3)
Assets
Fixed income securities:
Municipal	$2,463	$1	$(34)	$9	$(44)	$2,395		$1
Corporate	10,195	(50)	52	(326)	(53)	9,818		(49)
RMBS	2,988	(4)	(324)	(143)	(11)	2,506		(12)
CMBS	457	(34)	(81)	(5)	438	775		(17)
ABS	1,714	(140)	18	(136)	(77)	1,379		(140)
Redeemable preferred stock	2	--	--	--	--	2		--
Total fixed income securities	17,819	(227)	(369)	(601)	253	16,875		(217)
Equity securities	74	--	(4)	3	--	73		--
Other investments:
Free-standing derivatives, net	(101)	6	--	(8)	--	(103)	(2)	8
Other assets	1	2	--	--	--	3		2
Total recurring Level 3 assets	$17,793	$(219)	$(373)	$(606)	$253	$16,848		$(207)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(265)	$(25)	$--	$(1)	$--	$(291)		$(25)
Total recurring Level 3 liabilities	$(265)	$(25)	$--	$(1)	$--	$(291)		$(25)

(1)

The effect to net income totals $(244) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(268) million in realized capital gains and losses, $50 million in net investment income, $1 million in interest credited to contractholder funds, and $25 million in life and annuity contract benefits.

(2)	Comprises $69 million of assets and $(172) million of liabilities.
(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(232) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(257) million in realized capital gains and losses, $50 million in net investment income, and $25 million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	March 31, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$7,639	$6,355	$7,935	$6,336
Limited partnership interests - cost basis	1,112	1,139	1,103	1,098
Bank loans	406	392	420	391

The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of limited partnership interests accounted for on the cost basis is determined using reported net asset values of the underlying funds.  The fair value of bank loans, which are reported in other investments on the Condensed Consolidated Statements of Financial Position, are valued based on broker quotes from brokers familiar with the loans and current market conditions.

Financial liabilities

($ in millions)	March 31, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$39,290	$38,179	$40,943	$39,328
Long-term debt	5,910	6,108	5,910	6,016
Liability for collateral	481	481	658	658

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

Property-Liability uses futures to hedge the market risk related to deferred compensation liability contracts and forward contracts to hedge foreign currency risk.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of March 31, 2010, the Company pledged $19 million of securities and cash in the form of margin deposits.

The net impact to pre-tax income for derivatives includes valuation and settlements of derivatives.  For those derivatives which qualify for fair value hedge accounting, net income includes the changes in the fair value of the hedged risk, and therefore reflects any hedging ineffectiveness.  For cash flow hedges, gains and losses amortized from accumulated other comprehensive income are reported in net income.  For embedded derivatives in convertible fixed income securities and equity-indexed notes, net income includes the change in fair value of the embedded derivative and accretion income related to the host instrument.  For non-hedge derivatives, net income includes changes in fair value and accrued periodic settlements.

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statements of Financial Position at March 31, 2010.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$63	n/a	$(6)	$--	$(6)
Foreign currency swap agreements	Other investments	41	n/a	3	3	--
Foreign currency and interest rate swap agreements	Other investments	288	n/a	28	28	--
Total		$392	n/a	$25	$31	$(6)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,457	n/a	$36	$45	$(9)
Interest rate swaption agreements	Other investments	4,000	n/a	12	12	--
Interest rate cap and floor agreements	Other investments	251	n/a	5	5	--
Financial futures contracts and options	Other investments	n/a	15,000	5	5	--
Equity and index contracts
Options, financial futures and warrants (2)	Other investments	55	38,250	379	379	--
Options, financial futures and warrants	Other assets	n/a	347	--	--	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	54	n/a	5	5	--
Foreign currency forwards and options	Other investments	182	n/a	6	7	(1)
Embedded derivative financial instruments
Conversion options in fixed income securities	Fixed income securities	903	n/a	298	303	(5)
Equity-indexed call options in fixed income securities	Fixed income securities	475	n/a	85	85	--
Other embedded derivative financial instruments	Other investments	1,000	n/a	2	2	--
Credit default contracts
Credit Default Swaps -- Buying Protection	Other investments	214	n/a	(4)	1	(5)
Credit Default Swaps -- Selling Protection	Other investments	294	n/a	(33)	--	(33)
Other contracts
Other contracts	Other investments	46	n/a	--	--	--
Other contracts	Other assets	6	n/a	2	2	--
Total		$8,937	53,597	$798	$851	$(53)

Total derivative assets		$9,329	53,597	$823	$882	$(59)

(1)

Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded. (n/a = not applicable)

(2)

In addition to the number of contracts presented in the table, the Company held 1,352,432 stock warrants. Stock warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

($ in millions, except number of contracts)	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$4,019	n/a	$(214)	$--	$(214)
Foreign currency swap agreements	Other liabilities & accrued expenses	161	n/a	(17)	1	(18)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	267	n/a	82	82	--
Foreign currency and interest rate swap agreements	Contractholder funds	--	n/a	13	13	--
Total		$4,447	n/a	$(136)	$96	$(232)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$7,252	n/a	$(7)	$67	$(74)
Interest rate swaption agreements	Other liabilities & accrued expenses	7,000	n/a	33	33	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,502	n/a	(29)	1	(30)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	727	--	--	--
Equity and index contracts
Options, financial futures and warrants	Other liabilities & accrued expenses	60	20,747	(180)	3	(183)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	49	n/a	3	3	--
Foreign currency forwards and options	Other liabilities & accrued expenses	193	n/a	--	4	(4)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,125	n/a	(56)	--	(56)
Guaranteed withdrawal benefits	Contractholder funds	808	n/a	(32)	--	(32)
Equity-indexed options in life and annuity product contracts	Contractholder funds	4,282	n/a	(220)	--	(220)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(2)	--	(2)
Credit default contracts
Credit Default Swaps -- Buying Protection	Other liabilities & accrued expenses	758	n/a	(15)	6	(21)
Credit Default Swaps -- Selling Protection	Other liabilities & accrued expenses	672	n/a	(39)	8	(47)
Total		$25,786	21,474	$(544)	$125	$(669)

Total derivative liabilities		$30,233	21,474	$(680)	$221	$(901)

Total derivatives		$39,562	75,071	$143

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

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$45	n/a	$(3)	$--	$(3)
Foreign currency swap agreements	Other investments	23	n/a	(2)	--	(2)
Total		$68	n/a	$(5)	$--	$(5)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,206	n/a	$49	$62	$(13)
Interest rate swaption agreements	Other investments	8,500	n/a	95	95	--
Interest rate cap and floor agreements	Other investments	52	n/a	2	2	--
Financial futures contracts and options	Other investments	n/a	30,000	12	12	--
Financial futures contracts and options	Other assets	n/a	404	--	--	--
Equity and index contracts
Options, financial futures and warrants (2)	Other investments	62	43,850	435	435	--
Options, financial futures and warrants	Other assets	n/a	102	--	--	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	53	n/a	1	1	--
Foreign currency forwards and options	Other investments	476	n/a	5	8	(3)
Embedded derivative financial instruments
Conversion options in fixed income securities	Fixed income securities	936	n/a	312	316	(4)
Equity-indexed call options in fixed income securities	Fixed income securities	475	n/a	89	89	--
Other embedded derivative financial instruments	Other investments	1,000	n/a	2	2	--
Credit default contracts
Credit Default Swaps -- Buying Protection	Other investments	329	n/a	(6)	2	(8)
Credit Default Swaps -- Selling Protection	Other investments	93	n/a	(8)	2	(10)
Other contracts
Other contracts	Other investments	75	n/a	--	--	--
Other contracts	Other assets	6	n/a	2	2	--
Total		$13,263	74,356	$990	$1,028	$(38)

Total derivative assets		$13,331	74,356	$985	$1,028	$(43)

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

($ in millions, except number of contracts)	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$2,443	n/a	$(230)	$--	$(230)
Foreign currency swap agreements	Other liabilities & accrued expenses	179	n/a	(18)	3	(21)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	870	n/a	231	231	--
Foreign currency and interest rate swap agreements	Contractholder funds	--	n/a	44	44	--
Total		$3,492	n/a	$27	$278	$(251)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$6,187	n/a	$28	$68	$(40)
Interest rate swaption agreements	Other liabilities & accrued expenses	2,000	n/a	34	34	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,896	n/a	(16)	9	(25)
Equity and index contracts
Options, financial futures and warrants	Other liabilities & accrued expenses	45	21,098	(214)	3	(217)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	54	n/a	3	3	--
Foreign currency forwards and options	Other liabilities & accrued expenses	185	n/a	2	2	--
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,113	n/a	(66)	--	(66)
Guaranteed withdrawal benefits	Contractholder funds	810	n/a	(41)	--	(41)
Equity-indexed options in life and annuity product contracts	Contractholder funds	4,321	n/a	(217)	--	(217)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	--	(3)
Credit default contracts
Credit Default Swaps -- Buying Protection	Other liabilities & accrued expenses	839	n/a	(40)	5	(45)
Credit Default Swaps -- Selling Protection	Other liabilities & accrued expenses	1,195	n/a	(65)	7	(72)
Total		$20,730	21,098	$(595)	$131	$(726)

Total derivative liabilities		$24,222	21,098	$(568)	$409	$(977)

Total derivatives		$37,553	95,454	$417

(1)

Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded. (n/a = not applicable)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Financial Position for the three-month periods ended March 31.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be less than $1 million during the next twelve months.

($ in millions) Effective portion	2010	2009
Gain recognized in OCI on derivatives during the period	$6	$4
(Loss) gain recognized in OCI on derivatives during the term of the hedging relationship	$(18)	$20
Gain reclassified from AOCI into income (net investment income)	$1	$1
Gain reclassified from AOCI into income (realized capital gains and losses)	$--	$--
Ineffective portion and amount excluded from effectiveness testing
Gain recognized in income on derivatives (realized capital gains and losses)	$--	$--

The following table presents gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended March 31, 2010
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(41)	$--	$--	$(1)	$--	$(42)
Foreign currency and interest rate contracts	--	--	--	(24)	--	(24)
Subtotal	(41)	--	--	(25)	--	(66)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(156)	--	--	--	(156)
Equity and index contracts	--	(39)	--	34	6	1
Embedded derivative financial instruments	--	(13)	20	(2)	--	5
Foreign currency contracts	--	17	--	--	(5)	12
Credit default contracts	--	6	--	--	--	6
Subtotal	--	(185)	20	32	1	(132)
Total	$(41)	$(185)	$20	$7	$1	$(198)

	Three months ended March 31, 2009
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$7	$4	$--	$(12)	$--	$(1)
Foreign currency and interest rate contracts	--	(1)	--	(30)	--	(31)
Subtotal	7	3	--	(42)	--	(32)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	39	--	--	--	39
Equity and index contracts	--	47	--	(23)	(13)	11
Embedded derivative financial instruments	--	(23)	(23)	(14)	--	(60)
Foreign currency contracts	--	1	--	--	--	1
Credit default contracts	--	28	--	--	--	28
Subtotal	--	92	(23)	(37)	(13)	19
Total	$7	$95	$(23)	$(79)	$(13)	$(13)

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended March 31, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(1)	$(33)	$34	$--
Net investment income	(13)	--	--	13
Realized capital gains and losses	--	--	--	--
Total	$(14)	$(33)	$34	$13

	Three months ended March 31, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$(35)	$61	$--
Net investment income	40	--	--	(40)
Realized capital gains and losses	4	(1)	--	--
Total	$18	$(36)	$61	$(40)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of March 31, 2010, counterparties pledged $38 million in cash and $5 million in securities to the Company, and the Company pledged $4 million in cash and $192 million in securities to counterparties which includes $140 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $56 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

Counterparty credit exposure represents the Company’s potential loss if all of the counterparties concurrently fail to perform under the contractual terms of the contracts and all collateral, if any, becomes worthless.  This exposure is measured by the fair value of OTC derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of legally enforceable master netting agreements.

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).

($ in millions)	March 31, 2010				December 31, 2009
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	3	$5,725	$33	$16	2	$3,269	$26	$1
A+	2	6,482	23	3	5	12,359	204	57
A	3	4,192	14	11	3	2,551	62	30
A-	1	115	25	25	1	145	23	23
Total	9	$16,514	$95	$55	11	$18,324	$315	$111

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

The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)	March 31, 2010	December 31, 2009
Gross liability fair value of contracts containing credit-risk-contingent features	$411	$429
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(231)	(265)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(140)	(122)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$40	$42

Credit derivatives - selling protection

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of March 31, 2010:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$55	$134	$121	$30	$340	$(9)
High yield debt	--	--	--	16	16	(1)
Municipal	165	--	--	--	165	(9)
Subtotal	220	134	121	46	521	(19)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(28)
First-to-default
Investment grade corporate debt	--	15	15	--	30	--
Municipal	--	100	--	--	100	(28)
Subtotal	--	115	15	65	195	(56)
Index
Investment grade corporate debt	6	66	170	8	250	3
Total	$226	$315	$306	$119	$966	$(72)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2009:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$63	$86	$84	$30	$263	$(12)
High yield debt	--	--	--	10	10	--
Municipal	135	--	--	--	135	(10)
Subtotal	198	86	84	40	408	(22)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(27)
First-to-default
Investment grade corporate debt	--	45	15	--	60	--
Municipal	20	135	--	--	155	(28)
Subtotal	20	180	15	65	280	(55)
Index
Investment grade corporate debt	14	159	408	19	600	4
Total	$232	$425	$507	$124	$1,288	$(73)

In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default (“FTD”) structure or a specific tranche of a basket, or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement.  With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the referenced entity’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed.  With a FTD basket or a tranche of a basket, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names.  CDX index is utilized to take a position on multiple (generally 125) reference entities.  Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference credit.  If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement.  In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset.  When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at time of settlement. When a credit event occurs in a tranche of a basket, there is no immediate impact to the Company until cumulative losses in the basket exceed the contractual subordination.  To date, realized losses have not exceeded the subordination.  For CDX index, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration.  The maximum payout on a CDS is the contract notional amount.  A physical settlement may afford the Company with recovery rights as the new owner of the asset.

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

Because reserves are estimates of unpaid portions of losses that have occurred, including incurred but not reported losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process.  The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates.  The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled.  The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims.  Changes in prior year reserve estimates, which may be material, are reported in property-liability insurance claims and claims expense in the Condensed Consolidated Statements of Operations in the period such changes are determined.

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

8.  Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance premium ceded amounts shown in the following table:

($ in millions)	Three months ended March 31,
	2010	2009
Property-liability insurance premiums earned	$268	$265
Life and annuity premiums and contract charges	191	204

Property-liability insurance claims and claims expense and life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance recovery amounts shown in the following table.

($ in millions)	Three months ended March 31,
	2010	2009
Property-liability insurance claims and claims expense	$80	$111
Life and annuity contract benefits	130	461
Interest credited to contractholder funds	7	6

9.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  In the first quarter of 2010, restructuring programs primarily relate to Allstate Protection’s claim office consolidations and realignment of litigation services.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $11 million and $45 million during the three-month period ended March 31, 2010 and 2009, respectively.

The following table presents changes in the restructuring liability during the three-month period ended March 31, 2010.

($ in millions)	Employee costs	Exit costs	Total liability
Balance at December 31, 2009	$45	$6	$51
Expense incurred	8	--	8
Adjustments to liability	(5)	--	(5)
Payments applied against liability	(3)	(1)	(4)
Balance at March 31, 2010	$45	$5	$50

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of March 31, 2010, the cumulative amount incurred to date for active programs totaled $161 million for employee costs and $45 million for exit costs.

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $160 million at March 31,

2010.  The obligations associated with these fixed income securities expire at various dates during the next five years.

Related to the disposal through reinsurance of substantially all of Allstate Financial’s variable annuity business to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively “Prudential”) in 2006, the Company and its consolidated subsidiaries, ALIC and ALNY, have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain.  In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC’s and ALNY’s provision of transition services.  The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective March 31, 2010, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $11 million at March 31, 2010.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2010.

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

A multi-state market conduct examination of Allstate’s claims handling practices is in process and Florida, Illinois, Iowa, and New York are serving as the lead states.  The official notice of the examination was issued by the Illinois Department of Insurance (formerly Illinois Division of Insurance) on March 30, 2009.

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

•                  In connection with regulatory examinations and proceedings, government authorities may seek various forms of relief, including penalties, restitution, and changes in business practices.  The Company may not be advised of the nature and extent of relief sought until the final stages of the examination or proceeding.

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

Proceedings

There are a number of state and nationwide class action lawsuits pending in various state courts challenging the legal propriety of Allstate’s medical bill review processes on a number of grounds, including the manner in which Allstate determines reasonableness and necessity.  These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes are used by Allstate systematically to undervalue claims.  Plaintiffs seek monetary damages in the form of contractual and extra-contractual damages.  The Company denies these allegations and continues to vigorously defend the pending lawsuits. Management believes that the ultimate liability arising from these lawsuits as they are resolved over time is not likely to have a material effect on the operating results, cash flows, or financial position of the Company.

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

The Company is vigorously defending a number of matters filed in the aftermath of Hurricane Katrina, including individual lawsuits and two statewide putative class actions in Louisiana.  These matters are in various stages of development.  The lawsuits and developments in litigation arising from the hurricanes include the following:

•                  The Company has been sued in a putative class action in the United States District Court for the Western District of Louisiana.  The plaintiffs allege that they were entitled to, but did not receive, payment for general contractor overhead and profit (“GCOP”) or that the GCOP they received was not adequate to compensate them for the entire costs of a general contractor.  The plaintiffs also alleged that Allstate incorrectly calculated depreciation on property losses.  The Court granted partial summary judgment and dismissed the claim challenging the method of calculating depreciation.  In October 2008, the Court heard plaintiffs’ motion to certify three subclasses: the first class would impose a “three trade rule” meaning any time three or more trades are reflected on the estimate, GCOP must be paid; the second class encompassed the alleged miscalculation of GCOP when both general and specialty contractors are involved; and the third class sought to impose on the Company statutory penalties for its alleged breach of contract with regard to the first two subclasses.  At the October 2008 hearing, the Court denied plaintiffs’ motion on the certification of the first and third subclasses referred to above.  The Court took under advisement the plaintiffs’ motion for certification of the second subclass.  On April 6, 2010, the Court issued its ruling denying plaintiffs’ motion to certify the second subclass.  Plaintiffs had until April 20, 2010 to file a petition for interlocutory appeal of the denial of class certification and did not file by the end of that day.  The case should now proceed at the trial court on the named plaintiffs’ individual claims only.  Once the trial court enters a final judgment on plaintiffs’ individual claims (either as a result of a dispositive motion or a trial on the merits), plaintiffs will have the right to appeal the trial court’s rulings, including the denial of class certification.

•                  The Louisiana Attorney General filed a putative class action lawsuit in state court against Allstate and other insurers on behalf of Road Home fund recipients alleging that the insurers have failed to pay all damages owed under their policies.  The insurers removed the matter to federal court.  The district court denied plaintiffs’ motion to remand the matter to state court and the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) affirmed that ruling.  The defendants filed a motion to dismiss and the plaintiffs filed a motion to remand the claims involving a Road Home subrogation agreement.  In March 2009, the district court denied the State’s request that its claims be remanded to state court.  As for the defendant insurers’ motion, the judge granted it in part and denied it in part.  Dismissal of all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims, was granted.  Dismissal also was granted of all claims based on the Valued Policy Law and all flood loss claims based on the levee breaches finding that the insurers flood exclusions precluded coverage.  The remaining claims are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  The judge did not dismiss the class action allegations.  The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The judge denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants have filed a petition for permission to appeal to the Fifth Circuit.  The Fifth Circuit has accepted review.  After the Fifth Circuit accepted review, plaintiffs filed a motion to remand the case to state court, asserting that the class claims on which federal jurisdiction was premised have now effectively been dismissed as a result of a ruling in a related case.  The Fifth Circuit has denied the motion for remand, without prejudice to plaintiffs’ right to refile the motion for remand after the Fifth Circuit disposes of the pending appeal.  The Fifth Circuit has tentatively scheduled oral argument during the week of July 5, 2010.

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

•                  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court granted the Company’s motions for summary judgment.  Following plaintiffs’ filing of a notice of appeal, the U.S. Court of Appeals for the Third Circuit (“Third Circuit”) issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time.  In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Third Circuit along with the merits of the appeal.  In July 2009, the Third Circuit vacated the decision which granted the Company’s summary judgment motions, remanded the cases to the trial court for additional discovery, and directed that the cases be reassigned to another trial court judge.  In January 2010, the cases were assigned to a new judge for further proceedings in the trial court.

•                  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted the Company’s motion to dismiss the case.  Following plaintiffs’ filing of a notice of appeal, the U.S. Court of Appeals for the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Third Circuit along with the merits of the appeal.  In July 2009, the Third Circuit vacated the decision which granted the Company’s motion to dismiss the case, remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge.  In January 2010, the case was assigned to a new judge for further proceedings in the trial court.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.16 billion and $1.18 billion, net of reinsurance recoverables of $587 million and $600 million, at March 31, 2010 and December 31, 2009, respectively.  Reserves for environmental claims were $197 million and $198 million, net of reinsurance recoverables of $49 million and $49 million, at March 31, 2010 and December 31, 2009, respectively. Approximately 61% and 62% of the total net asbestos and environmental reserves at March 31, 2010 and December 31, 2009, respectively, were for incurred but not reported estimated losses.

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

11.  Income Taxes

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the three months ended March 31 is as follows:

($ in millions)	2010		2009

Statutory federal income tax rate — expense (benefit)	$37	35.0%	$(46)	(35.0) %
Tax-exempt income	(50)	(47.3)	(69)	(52.6)
Dividends received deduction	(4)	(3.7)	(4)	(2.9)
(Increase) decrease in cash surrender value of company-owned life insurance	(1)	(0.4)	4	3.2
State income taxes	3	2.4	4	3.1
Other	2	1.7	--	--
Valuation allowance	--	--	254	193.6
Effective income tax rate — (benefit) expense	$(13)	(12.3) %	$143	109.4%

Income tax expense for the first quarter of 2009 included expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

12.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended March 31,
	2010	2009
Pension benefits
Service cost	$38	$32
Interest cost	80	82
Expected return on plan assets	(83)	(99)
Amortization of:
Prior service credit	(1)	(1)
Net actuarial loss	40	4
Settlement loss	13	16
Net periodic pension cost	$87	$34

Postretirement benefits
Service cost	$3	$4
Interest cost	10	14
Amortization of:
Prior service credit	(6)	--
Net actuarial gain	(5)	(8)
Net periodic postretirement cost	$2	$10

13.  Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

($ in millions)	Three months ended March 31,
	2010	2009
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$4,137	$4,164
Non-standard auto	234	246
Total auto	4,371	4,410
Homeowners	1,516	1,535
Other personal lines	616	638
Allstate Protection	6,503	6,583
Discontinued Lines and Coverages	--	(1)
Total property-liability insurance premiums earned	6,503	6,582
Net investment income	304	344
Realized capital gains and losses	(190)	(314)
Total Property-Liability	6,617	6,612

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	106	100
Immediate annuities with life contingencies	27	34
Accident and health	156	112
Total life and annuity premiums	289	246
Interest-sensitive life insurance	242	226
Fixed annuities	13	12
Total contract charges	255	238
Total life and annuity premiums and contract charges	544	484
Net investment income	731	819
Realized capital gains and losses	(162)	(43)
Total Allstate Financial	1,113	1,260

Corporate and Other
Service fees	3	3
Net investment income	15	13
Realized capital gains and losses	4	(2)
Total Corporate and Other before reclassification of service fees	22	14
Reclassification of service fees (1)	(3)	(3)
Total Corporate and Other	19	11
Consolidated revenues	$7,749	$7,883

(1)  For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended March 31,
	2010	2009
Net income
Property-Liability
Underwriting income
Allstate Protection	$75	$214
Discontinued Lines and Coverages	(4)	(6)
Total underwriting income	71	208
Net investment income	304	344
Income tax expense on operations	(88)	(136)
Realized capital gains and losses, after-tax	(123)	(316)
Property-Liability net income	164	100

Allstate Financial
Life and annuity premiums and contract charges	544	484
Net investment income	731	819
Periodic settlements and accruals on non-hedge derivative financial instruments	17	1
Contract benefits and interest credited to contractholder funds	(905)	(929)
Operating costs and expenses and amortization of deferred policy acquisition costs	(178)	(230)
Restructuring and related charges	--	(18)
Income tax expense on operations	(70)	(42)
Operating income	139	85
Realized capital gains and losses, after-tax	(105)	(170)
DAC and DSI (amortization) accretion related to realized capital gains and losses, after-tax	(2)	(19)
DAC and DSI unlocking related to realized capital gains and losses, after-tax	(18)	(224)
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(11)	(1)
Gain on disposition of operations, after-tax	1	2
Allstate Financial net income (loss)	4	(327)

Corporate and Other
Service fees (1)	3	3
Net investment income	15	13
Operating costs and expenses (1)	(100)	(93)
Income tax benefit on operations	32	32
Operating loss	(50)	(45)
Realized capital gains and losses, after-tax	2	(2)
Corporate and Other net loss	(48)	(47)
Consolidated net income (loss)	$120	$(274)

(1)  For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

14.  Other Comprehensive Income

The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended March 31,
	2010			2009
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$1,086	$(379)	$707	$39	$(90)	$(51)
Less: reclassification adjustment of realized capital gains and losses	(122)	43	(79)	(34)	12	(22)
Unrealized net capital gains and losses	1,208	(422)	786	73	(102)	(29)
Unrealized foreign currency translation adjustments	22	(8)	14	(12)	4	(8)
Unrecognized pension and other postretirement benefit cost	26	(9)	17	(1)	--	(1)
Other comprehensive income (loss)	$1,256	$(439)	817	$60	$(98)	(38)
Net income (loss)			120			(274)
Comprehensive income (loss)			$937			$(312)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2010, which report includes an explanatory paragraph relating to a change in the Company’s recognition and presentation for other-than-temporary impairments of debt securities in 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

April 28, 2010

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we”, “our”, “us”, the “Company” or “Allstate”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2009. Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”).  The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

Allstate is focused on three priorities:  improve customer loyalty, reinvent protection and retirement for the consumer and grow our businesses.

HIGHLIGHTS

•

Consolidated net income was $120 million in the first quarter of 2010 compared to a net loss of $274 million in the first quarter of 2009. Net income per diluted share was $0.22 in the first quarter of 2010 compared to net loss per diluted share of $0.51 in the first quarter of 2009.

•	Property-Liability net income was $164 million in the first quarter of 2010 compared to $100 million in the first quarter of 2009.
•	The Property-Liability combined ratio was 98.9 in the first quarter of 2010 compared to 96.8 in the first quarter of 2009.
•	Allstate Financial had net income of $4 million in the first quarter of 2010 compared to a net loss of $327 million in the first quarter of 2009.
•	Total revenues were $7.75 billion in the first quarter of 2010 compared to $7.88 billion in the first quarter of 2009.
•	Property-Liability premiums earned in the first quarter of 2010 totaled $6.50 billion, a decrease of 1.2% from $6.58 billion in the first quarter of 2009.
•	Net realized capital losses were $348 million in the first quarter of 2010 compared to $359 million in the first quarter of 2009.
•

Investments as of March 31, 2010 totaled $100.22 billion, an increase of 0.4% from $99.83 billion as of December 31, 2009. Net investment income in the first quarter of 2010 was $1.05 billion, a decrease of 10.7% from $1.18 billion in the first quarter of 2009.

•

Book value per diluted share (ratio of shareholders’ equity to total shares outstanding and dilutive potential shares outstanding) was $32.26 as of March 31, 2010, an increase of 42.4% from $22.65 as of March 31, 2009 and an increase of 4.6% from $30.84 as of December 31, 2009.

•

For the twelve months ended March 31, 2010, return on the average of beginning and ending period shareholders’ equity was 8.4%, an increase of 22.5 points from (14.1)% for the twelve months ended March 31, 2009.

•	At March 31, 2010, we had $17.56 billion in capital. This total included $3.05 billion in deployable invested assets at the parent holding company level.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

CONSOLIDATED NET INCOME (LOSS)

($ in millions)	Three months ended March 31,
	2010	2009
Revenues
Property-liability insurance premiums	$6,503	$6,582
Life and annuity premiums and contract charges	544	484
Net investment income	1,050	1,176
Realized capital gains and losses:
Total other-than-temporary impairment losses	(250)	(725)
Portion of loss recognized in other comprehensive income	(5)	--
Net other-than-temporary impairment losses recognized in earnings	(255)	(725)
Sales and other realized capital gains and losses	(93)	366
Total realized capital gains and losses	(348)	(359)
Total revenues	7,749	7,883

Costs and expenses
Property-liability insurance claims and claims expense	(4,792)	(4,720)
Life and annuity contract benefits	(442)	(387)
Interest credited to contractholder funds	(463)	(579)
Amortization of deferred policy acquisition costs	(1,014)	(1,397)
Operating costs and expenses	(829)	(801)
Restructuring and related charges	(11)	(45)
Interest expense	(92)	(88)
Total costs and expenses	(7,643)	(8,017)

Gain on disposition of operations	1	3
Income tax benefit (expense)	13	(143)
Net income (loss)	$120	$(274)

Property-Liability	$164	$100
Allstate Financial	4	(327)
Corporate and Other	(48)	(47)
Net income (loss)	$120	$(274)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

PROPERTY-LIABILITY HIGHLIGHTS

•

Premiums written, an operating measure that is defined and reconciled to premiums earned in the Property-Liability Operations section of the MD&A, decreased 0.2% to $6.26 billion in the first quarter of 2010 from $6.27 billion in the first quarter of 2009.

–	Allstate brand standard auto premiums written increased 1.1% to $4.02 billion in the first quarter of 2010 from $3.98 billion in the first quarter of 2009.
–	Allstate brand homeowners premiums written increased 1.5% to $1.19 billion in the first quarter of 2010 from $1.17 billion in the first quarter of 2009.
–	Encompass brand premiums written decreased 21.3% to $263 million in the first quarter of 2010 from $334 million in the first quarter of 2009.
•	Premium operating measures and statistics contributing to overall Allstate brand standard auto premiums written increase were the following:
–	1.5% decrease in policies in force (“PIF”) as of March 31, 2010 compared to March 31, 2009
–	0.2 point increase in the six month renewal ratio to 88.8% in the first quarter of 2010 compared to 88.6% in the first quarter of 2009
–	3.0% increase in the six month policy term average gross premium before reinsurance to $443 in the first quarter of 2010 from $430 in the first quarter of 2009
–	10.9% decrease in new issued applications in the first quarter of 2010 compared to the first quarter of 2009
•	Premium operating measures and statistics contributing to overall Allstate brand homeowners premiums written increase were the following:
–	4.1% decrease in PIF as of March 31, 2010 compared to March 31, 2009
–	0.5 point increase in the twelve month renewal ratio to 88.0% in the first quarter of 2010 compared to 87.5% in the first quarter of 2009
–	7.0% increase in the twelve month policy term average gross premium before reinsurance to $921 in the first quarter of 2010 from $861 in the first quarter of 2009
–	6.3% decrease in new issued applications in the first quarter of 2010 compared to the first quarter of 2009
–	$6 million decrease in catastrophe reinsurance costs to $135 million in the first quarter of 2010 from $141 million in the first quarter of 2009
•	Factors comprising the Allstate brand standard auto loss ratio increase of 0.6 points to 69.4 in the first quarter of 2010 from 68.8 in the first quarter of 2009 were the following:
–	0.1% decrease in standard auto claim frequency (rate of claim occurrence per policy in force) for property damage in the first quarter of 2010 compared to the first quarter of 2009
–	5.4% increase in standard auto claim frequency for bodily injury in the first quarter of 2010 compared to the first quarter of 2009
–	0.4% increase in auto claim severities for property damage in the first quarter of 2010 compared to the first quarter of 2009
–	1.3% decrease in auto claim severities (average cost per claim) for bodily injury in the first quarter of 2010 compared to the first quarter of 2009
•

Factors comprising the Allstate brand homeowners loss ratio, which includes catastrophes, increase of 4.8 points to 87.5 in the first quarter of 2010 from 82.7 in the first quarter of 2009 were the following:

–	9.6 percentage point increase in the effect of catastrophe losses to 37.1 points in the first quarter of 2010 compared to 27.5 points in the first quarter of 2009
–	5.1% increase in homeowner claim frequency, excluding catastrophes, in the first quarter of 2010 compared to the first quarter of 2009
–	2.1% decrease in claim severity, excluding catastrophes, in the first quarter of 2010 compared to the first quarter of 2009
•	Factors comprising the $132 million increase in catastrophe losses to $648 million in the first quarter of 2010 compared to $516 million in the first quarter of 2009 were the following:
–	$15 million of favorable reserve reestimates in the first quarter of 2010 compared to $60 million favorable reserve reestimates in the first quarter of 2009
–	11 events with $663 million of losses in the first quarter of 2010 compared to 14 events with losses of $576 million in the first quarter of 2009

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

• Factors comprising prior year reserve reestimates of $23 million favorable in the first quarter of 2010 compared to $55 million favorable in the first quarter of 2009 included:
–

Prior year reserve reestimates related to auto, homeowners and other personal lines in the first quarter of 2010 contributed $5 million unfavorable, $8 million favorable and $22 million favorable, respectively, compared to prior year reserve reestimates in the first quarter of 2009 of $35 million favorable, $32 million favorable and $9 million unfavorable, respectively

–	prior year reserve reestimates in the first quarter of 2010 and 2009 are largely attributable to prior year catastrophes
• Property-Liability underwriting income of $71 million in the first quarter of 2010 compared to $208 million in the first quarter of 2009 included the following primary contributing factors:
–	Allstate brand standard auto loss ratio increased 0.6 points to 69.4 in the first quarter of 2010 from 68.8 in the first quarter of 2009
–	Allstate brand homeowners loss ratio, which includes catastrophes, increased 4.8 points to 87.5 in the first quarter of 2010 from 82.7 in the first quarter of 2009
Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.
•

Property-Liability investments as of March 31, 2010 were $34.81 billion, an increase of 0.8% from $34.53 billion as of December 31, 2009. Net investment income was $304 million in the first quarter of 2010, a decrease of 11.6% from $344 million in the first quarter of 2009.

• Net realized capital losses were $190 million in the first quarter of 2010 compared to $314 million in the first quarter of 2009.

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

The table below includes GAAP operating ratios we use to measure our profitability.  We believe that they enhance an investor’s understanding of our profitability.  They are calculated as follows:

•	Claims and claims expense (“loss”) ratio - the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses.
•	Expense ratio - the ratio of amortization of DAC, operating costs and expenses, and restructuring and related charges to premiums earned.
•

Combined ratio - the ratio of claims and claims expense, amortization of DAC, operating costs and expenses, and restructuring and related charges to premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

We have also calculated the following impacts of specific items on the GAAP operating ratios because of the volatility of these items between fiscal periods.

•

Effect of catastrophe losses on combined ratio - the percentage of catastrophe losses included in claims and claims expense to premiums earned. This ratio includes prior year reserve reestimates of catastrophe losses.

•

Effect of prior year reserve reestimates on combined ratio - the percentage of prior year reserve reestimates included in claims and claims expense to premiums earned. This ratio includes prior year reserve reestimates of catastrophe losses.

•	Effect of restructuring and related charges on combined ratio - the percentage of restructuring and related charges to premiums earned.
•

Effect of Discontinued Lines and Coverages on combined ratio - the ratio of claims and claims expense and other costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned. The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio is equal to the Property-Liability combined ratio.

Summarized financial data, a reconciliation of underwriting income to net income and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	Three months ended March 31,
	2010	2009
Premiums written	$6,258	$6,269

Revenues
Premiums earned	$6,503	$6,582
Net investment income	304	344
Realized capital gains and losses	(190)	(314)
Total revenues	6,617	6,612

Costs and expenses
Claims and claims expense	(4,792)	(4,720)
Amortization of DAC	(925)	(949)
Operating costs and expenses	(704)	(678)
Restructuring and related charges	(11)	(27)
Total costs and expenses	(6,432)	(6,374)

Income tax expense	(21)	(138)
Net income	$164	$100

Underwriting income	$71	$208
Net investment income	304	344
Income tax expense on operations	(88)	(136)
Realized capital gains and losses, after-tax	(123)	(316)
Net income	$164	$100

Catastrophe losses (1)	$648	$516

GAAP operating ratios
Claims and claims expense ratio	73.7	71.7
Expense ratio	25.2	25.1
Combined ratio	98.9	96.8
Effect of catastrophe losses on combined ratio (1)	10.0	7.8
Effect of prior year reserve reestimates on combined ratio (1)	(0.4)	(0.8)
Effect of restructuring and related charges on combined ratio	0.2	0.4
Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.1

(1)  Prior year reserve reestimates included in catastrophe losses totaled $15 million favorable in the three months ended March 31, 2010 compared to $60 million favorable in the three months ended March 31, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

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

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended March 31
	2010	2009
Premiums written:
Allstate Protection	$6,258	$6,270
Discontinued Lines and Coverages	—	(1)
Property-Liability premiums written	6,258	6,269
Decrease in unearned premiums	245	337
Other	—	(24)
Property-Liability premiums earned	$6,503	$6,582

Premiums earned:
Allstate Protection	$6,503	$6,583
Discontinued Lines and Coverages	—	(1)
Property-Liability	$6,503	$6,582

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Standard auto	$4,023	$3,978	$160	$204	$4,183	$4,182
Non-standard auto	237	241	3	8	240	249
Homeowners	1,189	1,171	80	97	1,269	1,268
Other personal lines (1)	546	546	20	25	566	571
Total	$5,995	$5,936	$263	$334	$6,258	$6,270

(1) Other personal lines include commercial, condominium, renters, involuntary auto and other personal lines.

Allstate brand premiums written, excluding Allstate Canada, by the direct channel increased 26.7% to $185 million in the first quarter of 2010 from $146 million in the first quarter of 2009.  The direct channel includes call centers and the internet.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Standard auto	$3,943	$3,917	$194	$247	$4,137	$4,164
Non-standard auto	230	237	4	9	234	246
Homeowners	1,416	1,417	100	118	1,516	1,535
Other personal lines	592	610	24	28	616	638
Total	$6,181	$6,181	$322	$402	$6,503	$6,583

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

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

Standard auto premiums written totaled $4.18 billion in the first quarter of 2010 and were comparable to the first quarter of 2009.

	Three months ended March 31,
	Allstate brand		Encompass brand
Standard Auto	2010	2009	2010	2009
PIF (thousands)	17,581	17,843	802	1,042
Average premium-gross written (1)	$443	$430	$996	$956
Renewal ratio (%) (1)	88.8	88.6	68.6	70.3

(1) Policy term is six months for Allstate brand and twelve months for Encompass brand.

Allstate brand standard auto premiums written totaled $4.02 billion in the first quarter of 2010, an increase of 1.1% from $3.98 billion in the first quarter of 2009.  Contributing to the Allstate brand standard auto premiums written increase in the first quarter of 2010 compared to the first quarter of 2009 were the following:

–	decrease in PIF as of March 31, 2010 compared to March 31, 2009, due to fewer policies available to renew
–

10.9% decrease in new issued applications on a countrywide basis to 464 thousand in the first quarter of 2010 from 521 thousand in the first quarter of 2009 driven by Florida and California, due to in part to rate actions that were approved in 2009 in these markets and other actions to improve profitability. Excluding Florida and California, new issued applications on a countrywide basis increased 5.2% to 366 thousand in the first quarter of 2010 from 348 thousand in the first quarter of 2009, with new issued application increases in 36 states, most of which offer an auto discount (the Preferred Package Discount) for the high lifetime value customer segment.

–

increase in average gross premium in the first quarter of 2010 compared to the first quarter of 2009, primarily due to rate changes, partially offset by customers electing to change coverage levels of their policy

–	increase of 0.2 in the renewal ratio in the first quarter of 2010 compared to the first quarter of 2009

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Rate changes that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued. The following table shows the rate changes that were approved for standard auto and does not include rating plan enhancements, including the introduction of discounts and surcharges, that result in no change in the overall rate level in the state.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.

	Three months ended March 31,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2010	2009	2010	2009	2010	2009
Allstate brand	8	18(4)	0.3	0.9	2.9	3.3
Encompass brand	6	24	1.5	3.7	7.1	8.1

(1) Represents the impact in the states where rate changes were approved during the three months ended March 31, 2010 and 2009, respectively, as a percentage of total countrywide prior year-end premiums written.

(2) Represents the impact in the states where rate changes were approved during the three months ended March 31, 2010 and 2009, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(3) Based on historical premiums written in those states, rate changes approved for standard auto totaled $59 million in the three months ended March 31, 2010 compared to $178 million in the three months ended March 31, 2009.

(4) Includes Washington D.C.

Non-standard auto premiums written totaled $240 million in the first quarter of 2010, a decrease of 3.6% from $249 million in the first quarter of 2009.

	Three months ended March 31,
	Allstate brand		Encompass brand
Non-Standard Auto	2010	2009	2010	2009
PIF (thousands)	724	750	14	33
Average premium-gross written	$619	$615	$441	$490
Renewal ratio (%)	71.8	71.6	48.7	68.3

Allstate brand non-standard auto premiums written totaled $237 million in the first quarter of 2010, a decrease of 1.7% from $241 million in the first quarter of 2009.  Contributing to the Allstate brand non-standard auto premiums written decrease in the first quarter of 2010 compared to the first quarter of 2009 were the following:

–	decrease in PIF as of March 31, 2010 compared to March 31, 2009, due to a decline in the number of polices available to renew
–	2.9% decrease in new issued applications to 99 thousand in the first quarter of 2010 from 102 thousand in the first quarter of 2009
–	increase in average gross premium in the first quarter of 2010 compared to the first quarter of 2009
–	increase in the renewal ratio in the first quarter of 2010 compared to the first quarter of 2009

Rate changes that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued. The following table shows the rate changes that were approved for non-standard auto and does not include rating plan enhancements, including the introduction of discounts and surcharges, that result in no change in the overall rate level in the state.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.

	Three months ended March 31,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2010	2009	2010	2009	2010	2009
Allstate brand	1	4	0.9	0.1	22.1	1.6
Encompass brand	--	1	--	0.9	--	31.7

(1) Represents the impact in the states where rate changes were approved during the three months ended March 31, 2010 and 2009, respectively, as a percentage of total countrywide prior year-end premiums written.

(2) Represents the impact in the states where rate changes were approved during the three months ended March 31, 2010 and 2009, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(3) Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $8 million in the three months ended March 31, 2010 compared to $2 million in the three months ended March 31, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Homeowners premiums written totaled $1.27 billion in the first quarter of 2010 and were comparable to the first quarter of 2009.  Excluding the cost of catastrophe reinsurance, premiums written declined 0.4% in the first quarter of 2010 compared to the first quarter of 2009.

	Three months ended March 31,
	Allstate brand		Encompass brand
Homeowners	2010	2009	2010	2009
PIF (thousands)	6,886	7,181	354	431
Average premium-gross written (12 months)	$921	$861	$1,299	$1,251
Renewal ratio (%)	88.0	87.5	77.3	79.4

Allstate brand homeowners premiums written totaled $1.19 billion in the first quarter of 2010, an increase of 1.5% from $1.17 billion in the first quarter of 2009.  Contributing to the Allstate brand homeowners premiums written increase in the first quarter of 2010 compared to the first quarter of 2009 were the following:

–	decrease in PIF of 4.1% as of March 31, 2010 compared to March 31, 2009, due to fewer policies available to renew and fewer new issued applications
–	6.3% decrease in new issued applications to 119 thousand in the first quarter of 2010 from 127 thousand in the first quarter of 2009
–	increase in average gross premium in the first quarter of 2010 compared to the first quarter of 2009, primarily due to rate changes
–	increase in the renewal ratio in the first quarter of 2010 compared to the first quarter of 2009
–	decrease in the net cost of our catastrophe reinsurance program in the first quarter of 2010 compared to the first quarter of 2009

As of March 2010, an increased Home and Auto discount is now available in 29 states.  This has successfully shifted our mix of new business towards multi-line customers.

Rate changes that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued. The following table shows the rate changes that were approved for homeowners, including rate changes approved based on our net cost of reinsurance, and does not include rating plan enhancements, including the introduction of discounts and surcharges, that result in no change in the overall rate level in the state.

	Three months ended March 31,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2010	2009	2010	2009	2010	2009
Allstate brand	6	14	0.9	2.5	7.4	7.4
Encompass brand	5	18	0.7	1.6	5.2	6.7

(1) Represents the impact in the states where rate changes were approved during the three months ended March 31, 2010 and 2009, respectively, as a percentage of total countrywide prior year-end premiums written.

(2) Represents the impact in the states where rate changes were approved during the three months ended March 31, 2010 and 2009, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(3) Based on historical premiums written in those states, rate changes approved for homeowners totaled $54 million in the three months ended March 31, 2010 compared to $160 million in the three months ended March 31, 2009.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Underwriting results are shown in the following table.

($ in millions)	Three months ended March 31,
	2010	2009
Premiums written	$6,258	$6,270

Premiums earned	$6,503	$6,583
Claims and claims expense	(4,790)	(4,717)
Amortization of DAC	(925)	(949)
Other costs and expenses	(702)	(676)
Restructuring and related charges	(11)	(27)
Underwriting income	$75	$214
Catastrophe losses	$648	$516

Underwriting income (loss) by line of business
Standard auto	$213	$258
Non-standard auto	15	19
Homeowners	(192)	(85)
Other personal lines	39	22
Underwriting income	$75	$214

Underwriting income (loss) by brand
Allstate brand	$118	$207
Encompass brand	(43)	7
Underwriting income	$75	$214

Allstate Protection experienced underwriting income of $75 million during the first quarter of 2010 compared to $214 million in the first quarter of 2009 primarily due to increases in homeowners underwriting loss and decreases in standard auto underwriting income.  Homeowners underwriting loss increased 125.9% to an underwriting loss of $192 million in the first quarter of 2010 from an underwriting loss of $85 million in the first quarter of 2009, primarily due to higher catastrophes losses and increases in homeowner claim frequency excluding catastrophes, partially offset by lower severities.  Standard auto underwriting income decreased 17.4% to $213 million in the first quarter of 2010 from $258 million in the first quarter of 2009, primarily due to increases in auto claim frequency and severity, partially offset by higher premiums earned.

Catastrophe losses in the first quarter of 2010 were $648 million as detailed in the table below.  This compares to catastrophe losses in the first quarter of 2009 of $516 million.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Catastrophe losses related to events that occurred by the size of the event are shown in the following table.

($ in millions)	Three months ended March 31, 2010
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
$101 million to $250 million	2	18.2%	$400	61.7%	6.1	$200
$50 million to $100 million	2	18.2	123	19.0	1.9	62
Less than $50 million	7	63.6	140	21.6	2.2	20
Total	11	100.0%	663	102.3	10.2	60
Prior year reserve reestimates			(15)	(2.3)	(0.2)
Total catastrophe losses			$648	100.0%	10.0

Catastrophe losses incurred by the type of event are shown in the following table.

($ in millions)	Three months ended March 31,
	2010		2009
		Number of events		Number of events
Tornadoes	$--	--	$119	1
Wind/Hail	379	6	322	10
Other events	284	5	135	3
Prior year reserve reestimates	(15)		(60)
Total catastrophe losses	$648	11	$516	14

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Combined ratio  Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined in the Property-Liability Operations section of the MD&A.

	Three months ended March 31,
	Loss ratio (1)		Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserve reestimates on the combined ratio
	2010	2009	2010	2009	2010	2009
Allstate brand loss ratio:
Standard auto	69.4	68.8	0.7	1.6	(0.1)	(0.7)
Non-standard auto	68.7	68.4	0.4	0.8	(1.3)	(0.4)
Homeowners	87.5	82.7	37.1	27.5	(0.4)	(1.2)
Other personal lines	63.5	66.1	7.3	7.7	(3.9)	0.8

Total Allstate brand loss ratio	73.0	71.7	9.7	8.1	(0.6)	(0.7)
Allstate brand expense ratio	25.1	25.0
Allstate brand combined ratio	98.1	96.7

Encompass brand loss ratio:
Standard auto	76.8	74.1	1.0	0.8	5.2	(2.4)
Non-standard auto	100.0	66.7	--	--	--	--
Homeowners	103.0	61.9	46.0	10.2	(2.0)	(12.7)
Other personal lines	91.7	78.6	12.5	--	4.2	14.3

Total Encompass brand loss ratio	86.4	70.7	15.8	3.5	2.8	(4.2)
Encompass brand expense ratio	27.0	27.6
Encompass brand combined ratio	113.4	98.3

Allstate Protection loss ratio	73.6	71.6	10.0	7.8	(0.4)	(0.9)
Allstate Protection expense ratio	25.2	25.1
Allstate Protection combined ratio	98.8	96.7

(1) Ratios are calculated using the premiums earned for the respective line of business.

Standard auto loss ratio for the Allstate brand increased 0.6 points in the first quarter of 2010 compared to the first quarter of 2009 due to higher claim frequencies.  In the first quarter of 2010, claim frequencies in the bodily injury and physical damage coverages have increased compared to the first quarter of 2009, but remain within historical norms.  Bodily injury and physical damage coverages severity results increased in line with historical Consumer Price Index (“CPI”) trends.

Non-standard auto loss ratio for the Allstate brand increased 0.3 points in the first quarter of 2010 compared to the first quarter of 2009 due to higher claim frequencies, partially offset by favorable reserve reestimates.  Bodily injury and physical damage coverages severity results increased in line with historical CPI trends.

Homeowners loss ratio for the Allstate brand increased 4.8 points to 87.5 in the first quarter of 2010 from 82.7 in the first quarter of 2009 due to higher catastrophe losses and higher frequencies excluding catastrophes, partially offset by lower severities.  Frequencies excluding catastrophes increased in the first quarter of 2010 compared to the first quarter of 2009, in part, due to inclement weather in the first quarter of 2010, including an increase in freeze related claims, driven by winter weather.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Expense ratio for Allstate Protection increased 0.1 points in the first quarter of 2010 compared to the first quarter of 2009.  Restructuring costs decreased 0.2 points in the first quarter of 2010 compared to the first quarter of 2009, driven by prior year accruals for reorganization of the Business Insurance sales and support model.  Excluding restructuring, the expense ratio for Allstate Protection increased 0.3 points in the first quarter of 2010 compared to the first quarter of 2009.  Improved operational efficiencies were offset by increased investments in marketing, pension costs and lower earned premium.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three months ended March 31,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Amortization of DAC	14.0	14.2	18.5	18.6	14.2	14.4
Other costs and expenses	11.0	10.4	7.8	8.4	10.8	10.3
Restructuring and related charges	0.1	0.4	0.7	0.6	0.2	0.4
Total expense ratio	25.1	25.0	27.0	27.6	25.2	25.1

Reserve reestimates  The tables below shows Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2010 and 2009, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2010	2009
Auto	$10,606	$10,220
Homeowners	2,399	2,824
Other personal lines	2,145	2,207
Total Allstate Protection	$15,150	$15,251

($ in millions, except ratios)	Three months ended March 31,
	2010		2009
	Reserve reestimate (1) (2)	Effect on combined ratio (2)	Reserve reestimate (1) (2)	Effect on combined ratio (2)
Auto	$5	0.1	$(35)	(0.5)
Homeowners	(8)	(0.1)	(32)	(0.5)
Other personal lines	(22)	(0.4)	9	0.1
Total Allstate Protection (3)	$(25)	(0.4)	$(58)	(0.9)

Allstate brand	$(34)	(0.5)	$(41)	(0.6)
Encompass brand	9	0.1	(17)	(0.3)
Total Allstate Protection (3)	$(25)	(0.4)	$(58)	(0.9)

(1) Favorable reserve reestimates are shown in parentheses.

(2)  Discontinued Lines and Coverages segment reserve reestimates in the three months ended March 31, 2010 totaled $2 million unfavorable compared to $3 million unfavorable in the three months ended March 31, 2009.  The effect on the combined ratio totaled 0.1 in the three months ended March 31, 2009.  There was no effect on the combined ratio in the three months ended March 31, 2010.

(3)  Reserve reestimates included in catastrophe losses totaled $15 million favorable in the three months ended March 31, 2010 compared to $60 million favorable in the three months ended March 31, 2009.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended March 31,
	2010	2009
Premiums written	$--	$(1)

Premiums earned	$--	$(1)
Claims and claims expense	(2)	(3)
Operating costs and expenses	(2)	(2)
Underwriting loss	$(4)	$(6)

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income decreased 11.6% or $40 million to $304 million in the first quarter of 2010 compared to $344 million in the first quarter of 2009.  The decrease was primarily due to lower yields and duration shortening actions taken to protect the portfolio from rising interest rates, partially offset by higher average asset balances.  Net investment income was $326 million and $324 million in the third and fourth quarter of 2009, respectively.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2010	2009
Impairment write-downs	$(79)	$(256)
Change in intent write-downs	(9)	(72)
Net other-than-temporary impairment losses recognized in earnings	(88)	(328)
Sales	41	50
Valuation of derivative instruments	(101)	20
Settlements of derivative instruments	(49)	6
EMA limited partnership income	7	(62)
Realized capital gains and losses, pre-tax	(190)	(314)
Income tax benefit (expense)	67	(2)
Realized capital gains and losses, after-tax	$(123)	$(316)

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

ALLSTATE FINANCIAL HIGHLIGHTS

•                  Net income was $4 million in the first quarter of 2010 compared to a net loss of $327 million in the first quarter of 2009.

•                  During the first quarter of 2010, amortization deceleration (credit to income) of $12 million was recorded related to our annual comprehensive review of the DAC and deferred sales inducement costs (“DSI”) balances and assumptions for our interest-sensitive life, fixed annuities and other investment contracts.  This compares to DAC and DSI amortization acceleration of $322 million in the first quarter of 2009.

•                  Net realized capital losses totaled $162 million in the first quarter of 2010 compared to $43 million in the first quarter of 2009.

•                  Investments as of March 31, 2010 totaled $62.34 billion, reflecting an increase in carrying value of $120 million from $62.22 billion as of December 31, 2009.  Net investment income decreased 10.7% to $731 million in the first quarter of 2010 from $819 million in the first quarter of 2009.

•                  Contractholder fund deposits for the first quarter of 2010 totaled $938 million compared to $1.40 billion in the first quarter of 2009.

ALLSTATE FINANCIAL SEGMENT

Summary analysis  Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2010	2009
Revenues
Life and annuity premiums and contract charges	$544	$484
Net investment income	731	819
Realized capital gains and losses	(162)	(43)
Total revenues	1,113	1,260

Costs and expenses
Life and annuity contract benefits	(442)	(387)
Interest credited to contractholder funds	(463)	(579)
Amortization of DAC	(89)	(448)
Operating costs and expenses	(120)	(121)
Restructuring and related charges	--	(18)
Total costs and expenses	(1,114)	(1,553)

Gain on disposition of operations	1	3
Income tax benefit (expense)	4	(37)
Net income (loss)	$4	$(327)

Investments at March 31	$62,336	$59,576

Net income in the first quarter of 2010 was $4 million compared to a net loss of $327 million in the same period of 2009.  The improvement of $331 million was primarily due to lower amortization of DAC and interest credited to contractholder funds, and increased premiums and contract charges, partially offset by higher net realized capital losses, lower net investment income and increased life and annuity contract benefits.  Additionally, the first quarter of 2009 included $142 million of income tax expense related to an increase in the deferred tax asset valuation allowance.

Effective March 31, 2010, we will no longer wholesale or provide distribution support to banks and broker-dealers.  Although we will continue to service inforce contracts sold through these channels, we will no longer solicit new sales through our direct relationships with banks or broker-dealers.  Certain of our master brokerage agencies and independent agents may continue to wholesale our products to banks and broker-dealers through their relationships.  These distribution channels have primarily been used to sell deferred fixed annuities and interest-sensitive life insurance.  In 2009, contract charges on products

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

sold through these distribution channels were $44 million and contractholder deposits were $896 million.  In the first quarter of 2010, contract charges on products sold through these distribution channels were $11 million and contractholder deposits were $102 million.  As of March 31, 2010, contractholder funds associated with these distribution channels totaled $17.96 billion.

Analysis of revenues  Total revenues decreased 11.7% or $147 million in the first quarter of 2010 compared to the same period of 2009 due to higher net realized capital losses and lower net investment income, partially offset by increased premiums and contract charges.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2010	2009
Premiums
Traditional life insurance	$106	$100
Immediate annuities with life contingencies	27	34
Accident and health	156	112
Total premiums	289	246

Contract charges
Interest-sensitive life insurance	242	226
Fixed annuities	13	12
Total contract charges (1)	255	238

Life and annuity premiums and contract charges	$544	$484

(1) Total contract charges for the first quarter of 2010 and 2009 include contract charges related to the cost of insurance totaling $156 million and $152 million, respectively.

Total premiums increased 17.5% in the first quarter of 2010 compared to the same period of 2009 primarily due to higher sales of accident and health insurance, with a large portion of the increase resulting from a new large employer case sold through the Allstate Workplace Division.

Total contract charges increased 7.1% in the first quarter of 2010 compared to the same period of 2009 primarily due to higher contract charges on interest-sensitive life insurance products resulting from increases in certain policy administration fees and higher rates charged for the cost of insurance.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

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

($ in millions)	Three months ended March 31,
	2010	2009
Contractholder funds, beginning balance	$52,582	$58,413

Deposits
Fixed annuities	291	635
Interest-sensitive life insurance	395	342
Bank and other deposits	252	427
Total deposits	938	1,404

Interest credited	462	531

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(954)	(1,951)
Benefits	(395)	(450)
Surrenders and partial withdrawals	(1,248)	(1,213)
Contract charges	(241)	(221)
Net transfers from separate accounts	2	4
Fair value hedge adjustments for institutional products	(123)	(48)
Other adjustments (1)	4	152
Total maturities, benefits, withdrawals and other adjustments	(2,955)	(3,727)
Contractholder funds, ending balance	$51,027	$56,621

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

Contractholder funds decreased 3.0% and 3.1% in the first quarter of 2010 and 2009, respectively.  Average contractholder funds decreased 9.9% in the first quarter of 2010 compared to the same period of 2009.

Contractholder deposits decreased 33.2% in the first quarter of 2010 compared to the same period of 2009 due to lower deposits on fixed annuities and Allstate Bank products.  Deposits on fixed annuities decreased 54.2% in the first quarter of 2010 compared to the same period of 2009 due to pricing actions to improve returns on new business and reduce our concentration in spread based products.  Bank and other deposits declined 41.0% as a result of a temporary savings account promotion offered in the prior year period.

Maturities and retirements of institutional products decreased 51.1% to $954 million in the first quarter of 2010 from $1.95 billion in the same period of 2009.  The prior year period included the retirement of $1.36 billion of extendible institutional market obligations, all of which were retired during 2009.

Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products (including maturities of certificates of deposit) increased 2.9% to $1.25 billion in the first quarter of 2010 from $1.21 billion in the same period of 2009 due to higher surrenders and partial withdrawals on market value adjusted annuities, partially offset by lower surrenders and partial withdrawals on Allstate Bank products and traditional fixed annuities.  The annualized surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of period contractholder funds, was 11.7% in the first quarter of 2010 compared to 11.1% in the same period of 2009.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Net investment income decreased 10.7% or $88 million to $731 million in the first quarter of 2010 from $819 million in the same period of 2009 primarily due to lower yields and actions to reduce the portfolio’s exposure to commercial real estate, along with reduced average asset balances.  Net investment income was $744 million and $737 million in the third and fourth quarter of 2009, respectively.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2010	2009

Impairment write-downs	$(144)	$(357)
Change in intent write-downs	(23)	(33)
Net other-than-temporary impairment losses recognized in earnings	(167)	(390)
Sales	44	359
Valuation of derivative instruments	(54)	83
Settlements of derivative instruments	19	(18)
EMA limited partnership income	(4)	(77)
Realized capital gains and losses, pre-tax	(162)	(43)
Income tax benefit (expense)	57	(127)
Realized capital gains and losses, after-tax	$(105)	$(170)

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses  Total costs and expenses decreased 28.3% or $439 million in the first quarter of 2010 compared to the same period of 2009 due primarily to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher life and annuity contract benefits.

Life and annuity contract benefits increased 14.2% or $55 million in the first quarter of 2010 compared to the same period of 2009 due to higher contract benefits on accident and health insurance and interest-sensitive life insurance.  The increase in contract benefits on accident and health insurance business was proportionate to the growth in premiums.  The higher contract benefits on interest-sensitive life insurance were primarily due to unfavorable mortality experience in 2010.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $139 million in both the first quarter of 2010 and 2009.  The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2010	2009
Life insurance	$88	$103
Accident and health	64	49
Annuities	(10)	(2)
Total benefit spread	$142	$150

Benefit spread decreased 5.3% or $8 million in the first quarter of 2010 compared to the same period of 2009 primarily due to unfavorable mortality experience on interest-sensitive life insurance, partially offset by growth in accident and health insurance business sold through the Allstate Workplace Division.

Interest credited to contractholder funds decreased 20.0% or $116 million in the first quarter of 2010 compared to the same period of 2009 primarily due to lower average contractholder funds, decreased weighted average interest crediting rates on deferred fixed annuities and institutional products, and lower amortization of DSI.  Amortization of DSI in the first quarter of 2010 and 2009 was $5 million and $57 million, respectively.  The decrease is primarily due to the first quarter of 2009 including $38 million in amortization acceleration due to changes in assumptions.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2010	2009 (1)
Annuities and institutional products	$50	$34
Life insurance	7	(3)
Bank	8	6
Accident and health	4	4
Net investment income on investments supporting capital	60	60
Total investment spread	$129	$101

(1) To conform to the current year presentation, certain amounts in the prior year have been reclassified.

Investment spread increased 27.7% or $28 million in the first quarter of 2010 compared to the same period of 2009 as lower net investment income was more than offset by decreased interest credited to contractholder funds.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2010	2009	2010	2009	2010	2009
Interest-sensitive life insurance	5.4%	5.4%	4.4%	4.7%	1.0%	0.7%
Deferred fixed annuities and institutional products	4.4	4.7	3.2	3.4	1.2	1.3
Immediate fixed annuities with and without life contingencies	6.3	6.3	6.4	6.4	(0.1)	(0.1)
Investments supporting capital, traditional life and other products	4.1	4.1	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	March 31,
	2010	2009
Immediate fixed annuities with life contingencies	$8,517	$8,368
Other life contingent contracts and other	4,535	4,301
Reserve for life-contingent contract benefits	$13,052	$12,669

Interest-sensitive life insurance	$10,417	$10,015
Deferred fixed annuities	31,570	33,554
Immediate fixed annuities without life contingencies	3,870	3,884
Institutional products	3,448	7,078
Allstate Bank	1,095	1,097
Market value adjustments related to fair value hedges and other	627	993
Contractholder funds	$51,027	$56,621

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Amortization of DAC decreased 80.1% in the first quarter of 2010 compared to the same period of 2009.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2010	2009
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(98)	$(144)
Amortization relating to realized capital gains and losses (1)	(3)	(27)
Amortization deceleration (acceleration) for changes in assumptions (“DAC unlocking”)	12	(277)
Total amortization of DAC	$(89)	$(448)

(1) The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease of $359 million in the first quarter of 2010 compared to the same period of 2009 was primarily due to a favorable change in amortization acceleration/deceleration for changes in assumptions.

During the first quarter of 2010, we completed our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts, which covers assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  In the first quarter of 2010, the review resulted in a deceleration of DAC amortization (credit to income) of $12 million.  Amortization deceleration of $45 million related to variable life insurance and was primarily due to appreciation in the underlying separate account valuations.  Amortization acceleration of $32 million related to interest-sensitive life insurance and was primarily due to an increase in projected realized capital losses and lower projected renewal premium (which is also expected to reduce persistency), partially offset by lower expenses.

In the first quarter of 2009, our annual comprehensive review resulted in the acceleration of DAC amortization (charge to income) of $277 million.  $289 million related to fixed annuities, of which $210 million was attributable to market value adjusted annuities, and $18 million related to variable life insurance.  Partially offsetting these amounts was amortization deceleration (credit to income) for interest-sensitive life insurance of $30 million.  The principal assumption impacting fixed annuity amortization acceleration was an increase in the level of expected realized capital losses in 2009 and 2010.  For interest-sensitive life insurance, the amortization deceleration was due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses.

The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin.

($ in millions)	Three months ended March 31,
	2010	2009
Investment margin	$15	$(399)
Benefit margin	(45)	129
Expense margin	42	(7)
Net deceleration (acceleration)	$12	$(277)

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Operating costs and expenses were consistent in the first quarter of 2010 compared to the same period of 2009.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
Non-deferrable acquisition costs	2010	2009
Other operating costs and expenses	$44	$40
Total operating costs and expenses	76	81
	$120	$121

Restructuring and related charges	$--	$18

Non-deferrable acquisition costs increased 10.0% or $4 million in the first quarter of 2010 compared to the same period of 2009 primarily due to higher non-deferrable commissions related to accident and health insurance business sold through the Allstate Workplace Division.  Other operating costs and expenses decreased 6.2% or $5 million in the first quarter of 2010 compared to the same period of 2009 due primarily to our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.

Income tax benefit of $4 million was recognized for the first quarter of 2010 compared to expense of $37 million for the same period of 2009.  Income tax expense for the first quarter of 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

INVESTMENTS HIGHLIGHTS

•                  Investments as of March 31, 2010 totaled $100.22 billion, an increase of 0.4% from $99.83 billion as of December 31, 2009.

•                  Unrealized net capital losses totaled $849 million as of March 31, 2010, declining from $2.32 billion as of December 31, 2009.  This resulted from improving fixed income and equity portfolio valuations.  The fair value of fixed income securities increased primarily as a result of tightening credit spreads.

•                  Net investment income was $1.05 billion in the first quarter of 2010, a decrease of 10.7% from $1.18 billion in the first quarter of 2009.

•                  Net realized capital losses were $348 million in the first quarter of 2010 compared to $359 million in the first quarter of 2009.  First quarter 2010 net realized capital losses include $255 million of impairment and intent write-downs, compared to $725 million in the first quarter of 2009, and $185 million of derivative losses primarily resulting from risk mitigation initiatives, compared to $91 million of derivative gains in the first quarter of 2009.  Net realized capital losses in the first quarter of 2010 were partially offset by net realized capital gains of $88 million from investment sales, compared to $418 million in the first quarter of 2009, and EMA limited partnership income of $4 million, compared to losses of $143 million in the first quarter of 2009.

•                  Derivative net realized capital losses from our risk mitigation and return optimization programs (“macro hedge program”) totaled $161 million in the first quarter of 2010 and stemmed primarily from interest rate swaptions used to protect our fixed income portfolio, where valuations were negatively impacted by the decline in interest rates and volatility.

•                  During the first quarter of 2010, our fixed income and mortgage loan portfolio continued to generate significant cash flows totaling $2.37 billion, which provides flexibility to take advantage of market opportunities and manage liabilities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

INVESTMENTS

We continue to focus our strategic risk mitigation efforts towards managing interest rate, equity, credit and real estate investment risks, while our return optimization efforts focus on investing in new opportunities to generate income and capital appreciation.  As a result, during the first quarter of 2010 we took the following actions:

•                  Reduced our municipal bond exposure by 5.9% or $1.28 billion of amortized cost primarily through targeted dispositions, calls and scheduled maturities.

•                  Decreased our commercial real estate exposure by 4.9% or $609 million of amortized cost primarily through targeted dispositions and principal repayments from borrowers.

•                  Reduced our exposure to equity markets by $1.41 billion of cost as a result of an updated asset allocation strategy.

•                  Macro hedges were adjusted in respect to our portfolio allocations, but remain in place to protect our portfolio against interest rate and equity risks.  Hedge results were consistent with our positions in relation to the movement in the underlying market indices and the resulting realized capital losses were significantly offset by the increase in fair value of our fixed income and equity securities which is reflected in other comprehensive income.

The composition of the investment portfolios at March 31, 2010 is presented in the table below.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total

Fixed income securities (1)	$28,733	82.5%	$50,310	80.7%	$2,241	72.8%	$81,284	81.1%
Equity securities (2)	3,580	10.3	227	0.4	--	--	3,807	3.8
Mortgage loans	50	0.1	7,589	12.2	--	--	7,639	7.6
Limited partnership interests (3)	1,744	5.0	1,023	1.6	35	1.1	2,802	2.8
Short-term (4)	608	1.8	1,074	1.7	800	26.0	2,482	2.5
Other	94	0.3	2,113	3.4	2	0.1	2,209	2.2
Total	$34,809	100.0%	$62,336	100.0%	$3,078	100.0%	$100,223	100.0%

(1)  Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $28.83 billion, $51.45 billion and $2.20 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)  Equity securities are carried at fair value.  Cost basis for these securities was $3.25 billion and $183 million for Property-Liability and Allstate Financial, respectively.

(3)  We have commitments to invest in additional limited partnership interests totaling $595 million and $759 million for Property-Liability and Allstate Financial, respectively.

(4)  Short-term investments are carried at fair value.  Amortized cost basis for these investments was $608 million, $1.07 billion and $800 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(5)  Balances reflect the elimination of related party investments between segments.

Total investments increased to $100.22 billion at March 31, 2010, from $99.83 billion at December 31, 2009, primarily due to higher valuations for fixed income and equity securities from improved market conditions, partially offset by net reductions in contractholder obligations of $1.56 billion.  Fair values of fixed income securities increased as a result of tightening credit spreads. Credit spread is the additional yield on fixed income securities above the risk-free rate (typically defined as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  Credit spreads vary (i.e., widening or tightening) in response to the market’s perception of risk and liquidity in a specific issuer or specific sector.

The Property-Liability investment portfolio increased to $34.81 billion at March 31, 2010, from $34.53 billion at December 31, 2009, primarily due to higher valuations for fixed income and equity securities from improved market conditions, partially offset by operating cash flows.

The Allstate Financial investment portfolio increased to $62.34 billion at March 31, 2010, from $62.22 billion at December 31, 2009, primarily due to higher valuations for fixed income securities from improved market conditions that was almost entirely offset by net reductions in contractholder obligations of $1.56 billion primarily from maturities and retirements of institutional products.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

The Corporate and Other investment portfolio decreased to $3.08 billion at March 31, 2010, from $3.09 billion at December 31, 2009, as dividends paid to shareholders more than offset higher valuations for fixed income securities from improved market conditions.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value at March 31, 2010	Percent to total investments	Fair value at December 31, 2009	Percent to total investments
U.S. government and agencies	$8,422	8.4%	$7,536	7.6%
Municipal	20,148	20.1	21,280	21.3
Corporate	34,499	34.4	33,115	33.2
Foreign government	3,314	3.3	3,197	3.2
Residential mortgage-backed securities (“RMBS”)	9,112	9.1	7,987	8.0
Commercial mortgage-backed securities (“CMBS”)	2,452	2.5	2,586	2.6
Asset-backed securities (“ABS”)	3,297	3.3	3,026	3.0
Redeemable preferred stock	40	--	39	--
Total fixed income securities	$81,284	81.1%	$78,766	78.9%

At March 31, 2010, 93.3% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a, or bbb from A.M. Best, or a comparable internal rating, if an externally provided rating is not available, which is consistent with the National Association of Insurance Commissioners (“NAIC”) rating.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of March 31, 2010.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$8,422	$218	$--	$--	$--	$--

Municipal
Tax exempt	1,480	95	5,743	178	4,072	55
Taxable	135	3	2,268	(31)	1,350	(89)
Auction rate securities (“ARS”)	1,175	(47)	99	(9)	118	(19)

Corporate
Public	2,506	32	2,620	69	6,186	291
Privately placed	753	23	1,580	55	3,519	139
Hybrid	33	3	60	9	584	(74)

Foreign government	2,025	240	419	10	468	38

RMBS
U.S. government sponsored entities (“U.S. Agency”)	5,452	146	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	584	(14)	99	(12)	209	(7)
Alt-A residential mortgage-backed securities (“Alt-A”)	42	(4)	72	(10)	113	(9)
Subprime residential mortgage-backed securities (“Subprime”)	175	(12)	454	(185)	139	(104)

CMBS	1,557	(35)	344	(74)	237	(219)

ABS
Collateralized debt obligations (“CDO”)	36	(10)	514	(14)	532	(92)
Consumer and other asset-backed securities (“Consumer and other ABS”)	787	3	257	(1)	199	(6)

Redeemable preferred stock	--	--	--	--	3	--
Total fixed income securities	$25,162	$641	$14,529	$(15)	$17,729	$(96)

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$8,422	$218

Municipal
Tax exempt	1,925	(81)	677	(70)	13,897	177
Taxable	791	(163)	166	(50)	4,710	(330)
ARS	45	(7)	104	(21)	1,541	(103)

Corporate
Public	7,713	324	931	1	19,956	717
Privately placed	6,184	122	1,142	--	13,178	339
Hybrid	484	(80)	204	--	1,365	(142)

Foreign government	385	18	17	--	3,314	306

RMBS
U.S. Agency	--	--	--	--	5,452	146
Prime	20	(7)	378	(30)	1,290	(70)
Alt-A	66	(15)	443	(161)	736	(199)
Subprime	78	(61)	788	(746)	1,634	(1,108)

CMBS	194	(234)	120	(206)	2,452	(768)

ABS
CDO	264	(87)	416	(170)	1,762	(373)
Consumer and other ABS	258	(5)	34	(5)	1,535	(14)

Redeemable preferred stock	32	2	5	--	40	2
Total fixed income securities	$18,439	$(274)	$5,425	$(1,458)	$81,284	$(1,202)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Municipal Bonds, including tax exempt, taxable and ARS securities, totaled $20.15 billion as of March 31, 2010 with an unrealized net capital loss of $256 million.  Taxable municipal bonds have an unrealized net capital loss of $330 million resulting from wider credit spreads than at initial purchase, which is largely due to the macroeconomic conditions and credit market deterioration that persisted into 2010, as well as specific issue or issuer conditions.

Included in our municipal bond holdings at March 31, 2010 are $1.18 billion of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and also internally rated.  These holdings include $599 million of below investment grade municipal bonds that provide the opportunity to achieve incremental returns.  Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

48.1% or $9.68 billion of our municipal bond portfolio is insured by nine bond insurers and 39.5% of these securities have a credit rating of Aaa or Aa.  Our practices for acquiring and monitoring municipal bonds primarily are based on the credit quality of the primary obligor.  As of March 31, 2010, we believe valuations substantially reflected the decline in the value of the insurance, and further related valuation declines, if any, are not expected to be material.  While the valuation of these holdings may be temporarily impacted by negative market developments, we expect to receive all of the contractual cash flows.  As of March 31, 2010, 47.3% of our insured municipal bond portfolio was insured by National Public Finance Guarantee Corporation, Inc., 23.9% by Ambac Assurance Corporation, 22.3% by Assured Guaranty Municipal Corporation and 2.8% by Assured Guaranty Ltd.

Corporate bonds, including publicly traded, privately placed and hybrid securities, totaled $34.50 billion as of March 31, 2010 with an unrealized net capital gain of $914 million.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  Privately placed corporate securities are rated by the NAIC in instances when information is provided to them.  49.6% of the privately placed corporate securities in our portfolio are rated by an independent rating agency.

The following table shows details of hybrid securities as of March 31, 2010.

($ in millions)	Public		Privately placed		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
United Kingdom (“UK”)	$77	$(5)	$60	$(3)	$137	$(8)
Europe (non-UK)	131	9	313	(33)	444	(24)
Asia/Australia	12	--	137	(11)	149	(11)
North America	421	(56)	214	(43)	635	(99)
Total	$641	$(52)	$724	$(90)	$1,365	$(142)

Hybrid securities have attributes most similar to those of fixed income securities such as stated interest rates and mandatory redemption dates.  Additionally, some hybrids may have an interest rate step-up feature which is intended to incent the issuer to redeem the security at a specified call date.  Hybrid securities include publicly-traded and privately placed securities.  While hybrid securities are generally issued by investment grade-rated financial institutions, they have structural features, such as the ability to defer principal and interest payments, which make them more sensitive to credit market deterioration.  $1.13 billion of our hybrid securities with $140 million of unrealized net capital losses are Tier 1 securities, and $239 million with $2 million of unrealized net capital losses are Tier 2 securities.  Tier 1 securities are lower in the capital structure than Tier 2 securities.

RMBS, CMBS and ABS are structured securities that are primarily collateralized by residential and commercial real estate related loans and other consumer related borrowings.  The cash flows are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving the principal repayments on the collateral.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings and include other “junior” or “subordinate” securities.  The collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or may contain features of both fixed and variable rate mortgages.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $9.11 billion, with 82.4% rated investment grade, at March 31, 2010.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying mortgages.  The credit risk associated with our RMBS is mitigated due to the fact that 59.8% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies.  The unrealized net capital loss of $1.23 billion at March 31, 2010 on our RMBS portfolio was the result of wider credit spreads than at initial purchase on non-U.S. Agency securities, which is largely due to the macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, that persisted into 2010.  The following table shows our RMBS portfolio at March 31, 2010 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$255	$(1)	$237	$--	$75	$--	$--	$--	$567	$(1)
2009	968	10	76	--	12	--	--	--	1,056	10
2008	1,017	18	--	--	--	--	--	--	1,017	18
2007	593	10	171	(12)	112	(78)	412	(393)	1,288	(473)
2006	369	9	219	(16)	195	(30)	487	(338)	1,270	(375)
2005	682	20	218	(29)	145	(48)	404	(246)	1,449	(303)
Pre-2005	1,568	80	369	(13)	197	(43)	331	(131)	2,465	(107)
Total	$5,452	$146	$1,290	$(70)	$736	$(199)	$1,634	$(1,108)	$9,112	$(1,231)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of March 31, 2010, $988 million of the Prime were fixed rate and $302 million were variable rate.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than subprime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of March 31, 2010, $546 million of the Alt-A were fixed rate and $190 million were variable rate.

Subprime includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $1.35 billion and $284 million of first lien and second lien securities, respectively.  Subprime included $834 million of fixed rate and $800 million of variable rate securities.

CMBS totaled $2.45 billion, with 95.1% rated investment grade, at March 31, 2010.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Of the CMBS investments, 90.2% are traditional conduit transactions collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio at March 31, 2010 based upon vintage year.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$619	$(229)
2006	551	(399)
2005	381	(100)
Pre-2005	901	(40)
Total CMBS	$2,452	$(768)

The unrealized net capital loss of $768 million at March 31, 2010 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, which is largely due to the macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, that persisted into 2010.  While CMBS spreads tightened during 2009 and 2010, credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year and non-traditional CMBS.  These holdings accounted for $692 million, or 90.1%, of the unrealized net capital loss.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

ABS, including CDO and Consumer and other ABS, totaled $3.30 billion, with 86.4% rated investment grade, at March 31, 2010. Credit risk is managed by monitoring the performance of the collateral.  In addition, many of the securities in the ABS portfolio are credit enhanced with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $387 million at March 31, 2010 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.76 billion, with 76.4% rated investment grade, at March 31, 2010.  CDO consist primarily of obligations secured by high yield and investment grade corporate credits including $1.37 billion of cash flow collateralized loan obligations (“CLO”) and $98 million of synthetic CDO with unrealized losses of $174 million and $97 million, respectively.  The remaining $295 million of securities consisted of trust preferred CDO, market value CDO, project finance CDO, collateralized bond obligations and other CLO with unrealized losses of $102 million.

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

Consumer and other ABS totaled $1.54 billion, with 97.8% rated investment grade, at March 31, 2010.  Consumer and other ABS consists of $844 million of auto, $76 million of student loan and $615 million of other ABS securities with unrealized gains of $14 million for auto and unrealized losses of $28 million for other ABS securities.

Mortgage loans  Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $7.64 billion at March 31, 2010, compared to $7.94 billion at December 31, 2009, and is primarily comprised of loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  Our exposure to any metropolitan area is also highly diversified, with the largest exposure not exceeding 9.6% of the portfolio.  The portfolio is diversified across several property types, with the largest concentrations of 34.2% in office buildings and 24.6% in retail property.  Debt service coverage ratio represents the amount of cash flows from the property available to the borrower to meet principal and interest payment obligations.  For fixed rate mortgage loans, which comprise 90% of the total portfolio, the average debt service coverage ratios as of both March 31, 2010 and December 31, 2009 were 1.7.  Mortgage loans with debt service coverage ratios below 1.0 generally have a higher level of risk.  5.5% of the mortgage loan portfolio had a debt service coverage ratio under 1.0 compared to 5.8% as of December 31, 2009.  As of March 31, 2010, 27.2% of these loans have valuation allowances totaling $36 million compared to 18.4% totaling $26 million as of December 31, 2009.  Mortgage loans with debt service coverage below 1.0 for which valuation allowances have not been established primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in occupancy is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees.

In the first three months of 2010, $346 million of commercial mortgage loans were contractually due.  Of these, 9% were paid as due, 72% were extended generally for less than one year, 11% were refinanced and 8% were foreclosed or in the process of foreclosure.  In addition, $193 million that were not contractually due in the first three months of 2010 were paid in full.  We have nine additional loans totaling $129 million in the process of foreclosure that were not contractually due in the first three months of 2010.  In total we have eleven loans totaling $158 million in foreclosure, reflecting an increase from five loans totaling $49 million as of December 31, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

The net carrying value of impaired loans at March 31, 2010 and December 31, 2009 was $339 million and $383 million, respectively.  Total valuation allowances of $104 million were held on impaired loans at March 31, 2010.  We recognized $13 million of realized capital losses related to net increases in the valuation allowances on impaired loans for the three months ended March 31, 2010 primarily due to deteriorating debt service coverage resulting from a decrease in occupancy and the risk associated with refinancing near-term maturities due to declining collateral valuations.  Realized capital losses recognized on mortgage loans held for sale totaled $6 million for the three months ended March 31, 2010.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of March 31, 2010.

($ in millions)	Private equity/ debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting (“Cost”)	$788	$268	$56	$1,112
Equity method of accounting (“EMA”)	650	261	779	1,690
Total	$1,438	$529	$835	$2,802

Number of sponsors	84	40	11
Number of individual funds	133	88	92
Largest exposure to single fund	$40	$35	$107

As of both March 31, 2010 and December 31, 2009, our aggregate limited partnership exposure represented 2.8% of total invested assets.

The following table shows the results from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended March 31,
	2010				2009
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$6	$15	$21	$(2)	$3	$(63)	$(60)	$(71)
Real estate funds	--	(28)	(28)	(21)	--	(78)	(78)	(124)
Hedge funds	--	17	17	(1)	--	(2)	(2)	(2)
Total	$6	$4	$10	$(24)	$3	$(143)	$(140)	$(197)

(1) Impairment write-downs related to Cost limited partnerships were $24 million and $187 million in the three months ended March 31, 2010 and 2009, respectively. Impairment write-downs related to EMA limited partnerships were $10 million in the three months ended March 31, 2009.  There were no impairment write-downs related to EMA limited partnerships in the three months ended March 31, 2010.

Limited partnership interests, excluding impairment write-downs, produced income of $10 million in the three months ended March 31, 2010 compared to losses of $140 million in the three months ended March 31, 2009.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay.  Limited partnership interests accounted for under the cost method of accounting recognize income only upon cash distributions by the partnership.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Unrealized net capital losses totaled $849 million as of March 31, 2010 compared to unrealized net capital losses of $2.32 billion as of December 31, 2009.  The improvement since December 31, 2009 for fixed income securities was primarily a result of tightening credit spreads on certain fixed income securities.  The improvement since December 31, 2009 for equity securities was a result of higher equity security valuations.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in millions)	March 31, 2010	December 31, 2009
U.S. government and agencies	$218	$203
Municipal	(256)	(403)
Corporate	914	345
Foreign government	306	291
RMBS	(1,231)	(1,500)
CMBS	(768)	(925)
ABS	(387)	(488)
Redeemable preferred stock	2	--
Fixed income securities (1)	(1,202)	(2,477)
Equity securities	371	179
Short-term investments	--	--
Derivatives	(18)	(23)
Unrealized net capital gains and losses, pre-tax	(849)	(2,321)
Amounts recognized for:
Insurance reserves (2)	--	--
DAC and DSI (3)	726	990
Amounts recognized	726	990
Deferred income taxes	39	461
Unrealized net capital gains and losses, after-tax	$(84)	$(870)

(1)  Unrealized net capital gains and losses for fixed income securities as of March 31, 2010 and December 31, 2009 comprises $(590) million and $(679) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $(612) million and $(1,798) million, respectively, related to other unrealized net capital gains and losses.

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

(3)  The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.  Only the unrealized net capital gains and losses on the Allstate Financial fixed annuity and interest-sensitive life product portfolios are used in this calculation.  The reduction in unrealized net capital losses in the first quarter of 2010 for these product portfolios was less than the reduction in unrealized net capital losses for the total Allstate Financial and consolidated portfolios.  The DAC and DSI adjustment balance, subject to limitations, is determined by applying the DAC and DSI amortization rate to unrealized net capital gains or losses.  Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.

The net unrealized loss for the fixed income portfolio totaled $1.20 billion, comprised of $2.78 billion of gross unrealized gains and $3.98 billion of gross unrealized losses at March 31, 2010.  This is compared to a net unrealized loss for the fixed income portfolio totaling $2.48 billion, comprised of $2.47 billion of gross unrealized gains and $4.95 billion of gross unrealized losses at December 31, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Gross unrealized gains and losses as of March 31, 2010 on fixed income securities by type and sector are provided in the table below.

($ in millions)			Gross unrealized			Amortized cost as a	Fair value as a percent
	Par	Amortized			Fair	percent of	of
	value (1)	cost	Gains	Losses	value	par value (2)	par value (2)

Corporate:
Banking	$4,242	$4,063	$104	$(206)	$3,961	95.8%	93.4%
Financial services	3,371	3,275	109	(60)	3,324	97.2	98.6
Consumer goods (cyclical and non-cyclical)	5,002	5,064	233	(51)	5,246	101.2	104.9
Utilities	5,899	5,903	337	(50)	6,190	100.1	104.9
Transportation	1,661	1,677	72	(33)	1,716	101.0	103.3
Capital goods	3,551	3,560	171	(28)	3,703	100.3	104.3
Basic industry	1,480	1,502	71	(15)	1,558	101.5	105.3
Energy	2,212	2,230	106	(12)	2,324	100.8	105.1
Communications	1,947	1,921	91	(11)	2,001	98.7	102.8
Technology	1,121	1,138	51	(10)	1,179	101.5	105.2
FDIC guaranteed	1,982	1,994	25	--	2,019	100.6	101.9
Other	1,403	1,258	43	(23)	1,278	89.7	91.1
Total corporate fixed income portfolio	33,871	33,585	1,413	(499)	34,499	99.2	101.9

U.S. government and agencies	8,845	8,204	238	(20)	8,422	92.8	95.2
Municipal	25,891	20,404	517	(773)	20,148	78.8	77.8
Foreign government	3,474	3,008	315	(9)	3,314	86.6	95.4
RMBS	10,966	10,343	173	(1,404)	9,112	94.3	83.1
CMBS	3,286	3,220	44	(812)	2,452	98.0	74.6
ABS	4,105	3,684	80	(467)	3,297	89.7	80.3
Redeemable preferred stock	47	38	2	--	40	80.9	85.1
Total fixed income securities	$90,485	$82,486	$2,782	$(3,984)	$81,284	91.2	89.8

(1)  Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $882 million, $7.83 billion, $1.35 billion and $1.49 billion, respectively.

(2)  Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 99.7% for corporates, 99.9% for municipals, 104.2% for foreign governments and 101.3% for U.S. government and agencies.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 102.3% for corporates, 99.8% for municipals, 108.9% for foreign governments and 102.8% for U.S. government and agencies.

The banking, financial services, consumer goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at March 31, 2010.  While credit spreads tightened in 2009 and 2010, they remain wider than at initial purchase for select securities in the portfolio.

The net unrealized gain for the equity portfolio totaled $371 million, comprised of $457 million of unrealized gains and $86 million of unrealized losses at March 31, 2010.  This is compared to a net unrealized gain for the equity portfolio totaling $179 million, comprised of $381 million of unrealized gains and $202 million of unrealized losses at December 31, 2009.  Within the equity portfolio, the losses were primarily concentrated in index-based securities, banking, consumer goods and financial services sectors.  The unrealized losses in these sectors were company and sector specific.  As of March 31, 2010, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities through a screening criteria which identifies instances where the fair value compared to amortized cost for fixed income securities and cost for equity securities is below established thresholds, and also includes the monitoring of other criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

inclusion on our watch-list.  All investments in an unrealized loss position at March 31, 2010 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

The extent and duration of a decline in fair value have become less indicative of when the market may believe there has been credit deterioration with respect to an issue or issuer.  While we continue to use declines in fair value and the length of time a security is in an unrealized loss position as indicators of potential credit deterioration, our determination of whether a security’s decline in fair value is other than temporary has placed greater emphasis on our analysis of the underlying credit and collateral.

The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

($ in millions, except number	March 31, 2010				December 31, 2009
of issues)	Fixed income				Fixed income
	Investment grade	Below investment grade	Equity	Total	Investment grade	Below investment grade	Equity	Total
Category (I): Unrealized loss less than 20% of cost (1) (2)
Number of issues	2,165	280	490	2,935	2,626	290	1,517	4,433
Fair value	$18,857	$1,970	$757	$21,584	$24,260	$1,724	$1,703	$27,687
Unrealized	$(921)	$(191)	$(69)	$(1,181)	$(1,198)	$(181)	$(167)	$(1,546)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1) (2)
Number of issues	71	12	32	115	81	30	171	282
Fair value	$282	$111	$42	$435	$444	$191	$68	$703
Unrealized	$(87)	$(41)	$(12)	$(140)	$(142)	$(77)	$(24)	$(243)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months (1) (2)
Number of issues	3	11	1	15	26	30	3	59
Fair value	$17	$49	$15	$81	$196	$167	$14	$377
Unrealized	$(9)	$(27)	$(5)	$(41)	$(112)	$(86)	$(6)	$(204)

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months (1) (2)
Number of issues	358	265	--	623	415	257	2	674
Fair value	$1,761	$1,460	$--	$3,221	$2,118	$1,428	$14	$3,560
Unrealized	$(1,326)	$(1,382)	$--	$(2,708)	$(1,689)	$(1,469)	$(5)	$(3,163)

Total number of issues	2,597	568	523	3,688	3,148	607	1,693	5,448
Total fair value	$20,917	$3,590	$814	$25,321	$27,018	$3,510	$1,799	$32,327
Total unrealized losses	$(2,343)	$(1,641)	$(86)	$(4,070)	$(3,141)	$(1,813)	$(202)	$(5,156)

(1)  For fixed income securities, cost represents amortized cost.

(2) At March 31, 2010, gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which we have recorded a credit loss in earnings are included as follows: Category (I) $34 million, Category (II) $1 million, Category (III) $14 million, and Category (IV) $647 million.

Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market’s evaluation of certain sectors.  The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.  The largest individual unrealized loss was $23 million for Category (I) and $17 million for Category (II) as of March 31, 2010.

Gross unrealized losses on fixed income securities in Category (II) decreased $91 million since December 31, 2009.  This change was primarily the result of improved market conditions resulting in higher valuations, which either caused a shift to Category (I) or created an overall gross unrealized gain position.  The remainder of the reduction in Category (II) is primarily a result of losses shifting into Category (III) and (IV) due to continued aging of losses in a continuous unrealized loss position of greater than or equal to 20% of amortized cost.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Categories (III) and (IV) are affected by macroeconomic and credit pressures upon real estate valuations and borrowers, and issue, issuer or industry specific conditions.  The degree to which and/or length of time these securities have been in an unrealized loss position subject them to increased scrutiny through our portfolio monitoring process.  The largest individual unrealized loss was $6 million for Category (III) and $46 million for Category (IV) as of March 31, 2010.  Category (III) and (IV) fixed income securities at March 31, 2010 are listed in the following table by fixed income security type and investment quality classification.

($ in millions)	Investment grade
	Category (III)		Category (IV)		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal	$--	$--	$377	$(245)	$377	$(245)
Corporate	15	(7)	135	(60)	150	(67)
RMBS	2	(2)	385	(337)	387	(339)
CMBS	--	--	564	(537)	564	(537)
ABS	--	--	300	(147)	300	(147)
	$17	$(9)	$1,761	$(1,326)	$1,778	$(1,335)

	Below investment grade
	Category (III)		Category (IV)		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal	$11	$(5)	$177	$(75)	$188	$(80)
Corporate	11	(4)	52	(17)	63	(21)
RMBS	24	(14)	801	(879)	825	(893)
CMBS	--	--	117	(206)	117	(206)
ABS	3	(4)	313	(205)	316	(209)
	$49	$(27)	$1,460	$(1,382)	$1,509	$(1,409)
Total	$66	$(36)	$3,221	$(2,708)	$3,287	$(2,744)

As of March 31, 2010, our gross unrealized losses in Category (III) and (IV) were primarily concentrated in structured securities, as we have experienced declines in fair value primarily due to wider credit spreads since the time of initial purchase.  As of March 31, 2010, RMBS, CMBS and ABS comprised $1.25 billion and $1.26 billion of investment grade and below investment grade securities in Category (III) and (IV), respectively.  Consistent with their rating, our portfolio monitoring indicates that the investment grade securities have a relatively low risk of default.  Securities rated below investment grade, whether at issue or upon subsequent downgrade, have a higher level of risk and can be more volatile.

A key consideration in the determination of other-than-temporary impairment for structured securities is whether the present value of loss adjusted cash flows from the underlying collateral will be sufficient to recover our amortized cost basis.  This evaluation focuses on the adequacy of credit enhancement relative to the performance of the underlying collateral, adjusted for projected defaults and prepayments.  Credit enhancement includes, but is not limited to, structural subordination, guarantees and reserves.  Key future collateral performance considerations include historical default/prepayment trends, as well as projected macroeconomic variables such as unemployment rates and interest rates.  In general, securities with credit enhancement in excess of projected loss-adjusted collateral performance or which are reliably insured are deemed not other-than-temporarily impaired.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

A description of the other-than-temporary impairment (“OTTI”) assessment for our RMBS, CMBS and ABS, which comprise a majority of our Category (III) and (IV) unrealized losses, follows:

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

The following table shows our Category (IV) below investment grade RMBS securities, including Prime, Alt-A and Subprime, by credit rating as of March 31, 2010.

($ in millions)	With OTTI recorded			Other			Total
	Ba	B	Caa or lower	Ba	B	Caa or lower	Ba	B	Caa or lower	Total
Prime
Fair value	$--	$--	$34	$3	$3	$9	$3	$3	$43	$49
Unrealized losses	$--	$--	$(14)	$(1)	$(3)	$(4)	$(1)	$(3)	$(18)	$(22)
Cumulative write-downs recognized	$--	$--	$(3)	$--	$--	$--	$--	$--	$(3)	$(3)

Alt-A
Fair value	$1	$13	$114	$25	$4	$17	$26	$17	$131	$174
Unrealized losses	$(3)	$(9)	$(105)	$(23)	$(4)	$(7)	$(26)	$(13)	$(112)	$(151)
Cumulative write-downs recognized	$--	$(2)	$(71)	$--	$--	$--	$--	$(2)	$(71)	$(73)

Subprime
Fair value	$5	$10	$259	$64	$102	$138	$69	$112	$397	$578
Unrealized losses	$(5)	$(10)	$(345)	$(69)	$(123)	$(154)	$(74)	$(133)	$(499)	$(706)
Cumulative write-downs recognized	$(1)	$(1)	$(245)	$--	$--	$--	$(1)	$(1)	$(245)	$(247)

Total
Fair value	$6	$23	$407	$92	$109	$164	$98	$132	$571	$801
Unrealized losses	$(8)	$(19)	$(464)	$(93)	$(130)	$(165)	$(101)	$(149)	$(629)	$(879)
Cumulative write-downs recognized	$(1)	$(3)	$(319)	$--	$--	$--	$(1)	$(3)	$(319)	$(323)

Other-than-temporary impairment write-downs have been recorded for 54% of our Category (IV) below investment grade RMBS as of March 31, 2010.  For securities in this group rated Caa or lower, 71% have had other-than-temporary impairment write-downs recorded as of March 31, 2010.  For the Category (IV) below investment grade RMBS with other-than-temporary impairment write-downs recorded, approximately 40% of the decline in fair value has been recognized as impairment losses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

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

The following table shows our Category (IV) below investment grade CMBS securities by credit rating as of March 31, 2010.

($ in millions)	With OTTI recorded			Other			Total
	Ba	B	Caa or lower	Ba	B	Caa or lower	Ba	B	Caa or lower	Total
CMBS
Fair value	$6	$38	$9	$50	$14	$--	$56	$52	$9	$117
Unrealized losses	$(20)	$(46)	$(19)	$(81)	$(40)	$--	$(101)	$(86)	$(19)	$(206)
Cumulative write-downs recognized	$(13)	$(45)	$(15)	$--	$--	$--	$(13)	$(45)	$(15)	$(73)

Other-than-temporary impairment write-downs have been recorded for 45% of our Category (IV) below investment grade CMBS as of March 31, 2010.  For securities in this group rated Caa or lower, 100% have had other-than-temporary impairment write-downs recorded as of March 31, 2010.  For the Category (IV) below investment grade CMBS with other-than-temporary impairment write-downs recorded, approximately 46% of the decline in fair value has been recognized as impairment losses.

•                  The credit loss evaluation for ABS primarily relies on expectations of future losses on the underlying collateral and structural considerations of each issue.  The projection of future losses is based on our expectations for investment grade corporate, bank loan and high yield markets.  Our expectations are formulated through ongoing monitoring and participation in these markets, and considers opinions from third parties, such as industry analysts and strategists, and credit rating agencies as well as our overall economic outlook for indicators such as unemployment and GDP.  The expected performance of each transaction considers expected collateral losses and credit enhancement levels, as well as factors including default rates, expected recoveries, prepayment rates, changes in interest rates and other characteristics.  In addition, the performance of collateral underlying certain ABS securities is actively monitored by external managers, allowing for enhanced collateral management actions which help mitigate the risk of loss.

The following table shows our Category (IV) below investment grade ABS securities, including CDO and other ABS by credit rating as of March 31, 2010.

($ in millions)	With OTTI recorded			Other			Total
	Ba	B	Caa or lower	Ba	B	Caa or lower	Ba	B	Caa or lower	Total
ABS
Fair value	$--	$5	$12	$251	$18	$27	$251	$23	$39	$313
Unrealized losses	$--	$(4)	$(34)	$(139)	$(10)	$(18)	$(139)	$(14)	$(52)	$(205)
Cumulative write-downs recognized	$--	$(15)	$(97)	$--	$--	$--	$--	$(15)	$(97)	$(112)

Other-than-temporary impairment write-downs have been recorded for 5% of our Category (IV) below investment grade ABS as of March 31, 2010.  For securities in this group rated Caa or lower, 31% have had other-than-temporary impairment write-downs recorded as of March 31, 2010.  For the Category (IV) below investment grade ABS with other-than-temporary impairment write-downs recorded, approximately 75% of the decline in fair value has been recognized as impairment losses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

For structured securities deemed other-than-temporarily impaired, we recognized the estimated credit loss in earnings, while $640 million of net unrealized losses related to factors other than credit remains classified in other comprehensive income (“OCI”) as of March 31, 2010.  Structured securities deemed not other-than-temporarily impaired are current on contractual or expected payments and our detailed analysis of the underlying credit and related cash flows has concluded that our amortized cost basis is recoverable or the securities are reliably insured.  The declines in fair value are primarily due to credit spread widening in the structured security marketplace and higher liquidity discounts.

We believe that the unrealized losses on our fixed income securities are not predictive of their ultimate performance and the unrealized losses should reverse over the remaining lives of the securities.  We anticipate that these securities will recover in line with our best estimate of the expected cash flows which are used for other-than-temporary impairment evaluations.  As of March 31, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  Our evaluation of whether it is more likely than not we will be required to sell a security before recovery of its amortized cost basis is supported by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations.

Additionally, if a fixed income security which is deemed not to be other-than-temporarily impaired through our portfolio monitoring process has an unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months, additional evaluations and management approvals are required to substantiate that recognition of an impairment write-down is not appropriate.  As of March 31, 2010, no securities met these criteria.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments.

($ in millions)	March 31, 2010
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$105	$83	79.0%	$79	75.2%	0.1%
Problem	807	331	41.0	265	32.8	0.3
Potential problem	2,430	1,518	62.5	928	38.2	1.1
Total	$3,342	$1,932		$1,272		1.5%
Cumulative write-downs recognized (3)		$1,196

	December 31, 2009
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$107	$85	79.4%	$75	70.1%	0.1%
Problem	823	321	39.0	221	26.9	0.3
Potential problem	2,630	1,651	62.8	977	37.1	1.2
Total	$3,560	$2,057		$1,273		1.6%
Cumulative write-downs recognized (3)		$1,188

(1) The difference between par value and amortized cost of $1.41 billion at March 31, 2010 and $1.50 billion at December 31, 2009 is primarily attributable to write-downs.  Par value has been reduced by principal payments.

(2) Bank loans are reflected at amortized cost.

(3) Cumulative write-downs recognized only reflects impairment write-downs related to investments within the problem, potential problem and restructured categories.

At March 31, 2010, amortized cost for the problem category was $331 million and was comprised of $136 million of Subprime, $27 million of Alt-A, $5 million of Consumer and other ABS, $4 million of CMBS and $4 million of CDO.  Also included were $81 million of municipal bonds, $66 million of corporates (primarily privately placed) and $8 million of bank loans.  The increase of $10 million compared to December 31, 2009 is primarily attributable to additional Alt-A securities.  The amortized cost of problem investments with a fair value less than 80% of amortized cost totaled $122 million with unrealized losses of $76 million and fair value of $46 million.

At March 31, 2010, amortized cost for the potential problem category was $1.52 billion and was comprised of $616 million of Subprime, $404 million of Alt-A, $146 million of CMBS, $117 million of CDO, $70 million of Prime and $10 million of Consumer and other ABS. Also included were $96 million of corporates (primarily privately placed), $39 million of municipal bonds and $20 million of bank loans.  The decrease of $133 million from December 31, 2009 is primarily attributable to a reduction in corporates and CMBS.  The amortized cost of potential problem investments with a fair value less than 80% of amortized cost totaled $1.17 billion with unrealized losses of $610 million and fair value of $555 million.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2010	2009
Fixed income securities	$959	$1,042
Equity securities	21	16
Mortgage loans	104	137
Limited partnership interests	6	3
Short-term	2	13
Other	1	1
Investment income, before expense	1,093	1,212
Investment expense	(43)	(36)
Net investment income	$1,050	$1,176

Net investment income decreased 10.7% or $126 million in the first quarter of 2010 compared to the first quarter of 2009, primarily due to lower yields and duration shortening actions taken to protect the portfolio from rising interest rates, along with reduced average asset balances.  Lower yields particularly impacted short-term and variable rate assets.  Net investment income was $1.08 billion in both the third and fourth quarter of 2009.

Net realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2010	2009
Impairment write-downs	$(223)	$(620)
Change in intent write-downs	(32)	(105)
Net other-than-temporary impairment losses recognized in earnings	(255)	(725)
Sales	88	418
Valuation of derivative instruments	(155)	103
Settlements of derivative instruments	(30)	(12)
EMA limited partnership income	4	(143)
Realized capital gains and losses, pre-tax	(348)	(359)
Income tax benefit (expense)	122	(129)
Realized capital gains and losses, after-tax	$(226)	$(488)

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended March 31,
	2010	2009
Fixed income securities	$(180)	$(233)
Equity securities	(6)	(137)
Mortgage loans	(13)	(28)
Limited partnership interests	(24)	(197)
Other investments	--	(25)
Impairment write-downs	$(223)	$(620)

Impairment write-downs for the three months ended March 31, 2010 were primarily the result of RMBS which experienced deterioration in expected cash flows; investments with commercial real estate exposure, including CMBS, limited partnership interests, and mortgage loans;  which were impacted by declines in real estate valuations or experienced deterioration in expected cash flows; and privately placed corporate bonds and municipal bonds due to issuer specific circumstances.  $145 million or 80.6% of the fixed income security write-downs for the three months ended March 31, 2010 related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  For these securities, as of March 31,

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

2010, there have either been no defaults or defaults have only impacted classes lower than our position in the capital structure.  $35 million of the fixed income security write-downs for the three months ended March 31, 2010 related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.

Equity securities were written down primarily due to the length of time and extent fair value was below cost, considering our assessment of the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends.

Limited partnership impairment write-downs related to Cost limited partnerships which experienced significant declines in portfolio valuations and we could not assert the recovery period would be temporary.  To determine if an other-than-temporary impairment has occurred related to a Cost limited partnership, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.

Change in intent write-downs are presented in the following table.

($ in millions)	Three months ended March 31,
	2010	2009
Fixed income securities	$(26)	$(82)
Equity securities	--	(17)
Mortgage loans	(6)	(6)
Change in intent write-downs	$(32)	$(105)

Change in intent write-downs in the three months ended March 31, 2010 related primarily to municipal bonds for which we have the intent to sell.

Sales generated $88 million of net realized gains for the three months ended March 31, 2010 primarily due to $20 million of gains on sales of equity securities and $71 million of gains on sales of corporate and municipal fixed income securities.

Valuation and settlement of derivative instruments recorded as net realized capital losses totaling $185 million for the three months ended March 31, 2010 included $155 million of losses on the valuation of derivative instruments and $30 million of losses on the settlement of derivative instruments.

Losses from the risk management programs primarily occurred in the interest rate spike exposure program and related to a decrease in interest rates and a decline in volatility.  Losses also occurred in the equity hedge program related to a decrease in volatility and increase in the equity indices.

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

At March 31, 2010, our securities with embedded options totaled $1.40 billion, a decrease in fair value of $6 million from December 31, 2009, resulting in realized capital losses on valuation of $13 million, net sales activity of $36 million, and unrealized net capital gains reported in OCI of $43 million for the host securities.  Net unrealized capital gains were further decreased by $10 million due to amortization of the host securities.  The change in fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI.  Total fair value exceeded total amortized cost by $28 million at March 31, 2010.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity unless the issuer of the note defaults.  Total fair value exceeded par value by $24 million at March 31, 2010.

The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy.

($ in millions)	Three months ended March 31,
	2010			2009	2010 Explanations
	Valuation	Settlements	Total	Total
Risk management Property-Liability Portfolio duration management (1)	$(2)	$--	$(2)	$(6)

Interest rate swaps and municipal interest rate swaps are used to offset the effects of changing interest rates on a portion of the Property-Liability fixed income portfolio that is reported in unrealized net capital gains or losses in OCI.  The 2010 losses are offset in net unrealized capital gains and losses in OCI to the extent it relates to changes in risk-free rates.

Interest rate spike exposure (1)	(78)	(44)	(122)	(11)

Interest rate swaption contracts, with terms of less than one year, and exchange traded options on treasury futures, with three month terms, provide an offset to declines in fixed income market values resulting from potential rising interest rates.  As of March 31, 2010, the notional of our over-the-counter (“OTC”) swaption positions totaled $10.00 billion and the notional of our exchange traded options totaled $1.50 billion.  Exchange traded options on treasury futures are utilized to supplement the protection provided by swaption contracts without increasing the counterparty risk associated with OTC contracts.  The 2010 losses on swaptions and options on treasury futures contracts relates to a decrease in interest rates and a decline in volatility.  Volatility represents the measure of variation of average value over a specified time period.  If interest rates do not increase above the strike rate, the maximum loss on swaptions and options on treasury futures is limited to the amount of the premium paid.  The program is routinely monitored and revised as capital market conditions change.

Hedging unrealized gains on equity securities (1)	(29)	(10)	(39)	63

Exchange traded put options provide an offset to significant declines in our equity portfolio from equity market declines below a targeted level.  Options can expire, terminate early or the option can be exercised.  If the price level of the equity index does not fall below the put’s strike price, the maximum loss on purchased puts is limited to the amount of the premium paid.  The 2010 losses on options were primarily the result of a decrease in volatility and an increase in the price levels of the equity indices and were partially offset by net unrealized capital gains and losses of our equity portfolio reflected in OCI to the extent it relates to changes in price levels of the equity indices.

Foreign currency contracts	9	4	13	--

Credit risk reduction (1)	3	(1)	2	8	Gains are primarily the result of widening credit spreads on referenced credit entities.

Allstate Financial Duration gap management	(55)	12	(43)	74

Interest rate caps, floors and swaps are used by Allstate Financial to balance interest-rate sensitivities of its assets and liabilities.  The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration.  The contracts can be terminated and settled at any time with minimal additional cost.  The maximum loss on caps and floors is limited to the amount of premiums paid.  The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts.  The 2010 losses, resulting from decreasing interest rates, are offset in unrealized capital gains and losses of our fixed income securities in OCI to the extent it relates to changes in risk-free rates.

Anticipatory hedging	16	4	20	(16)

Futures and interest rate swaps are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity.  The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments unrealized loss in OCI.  The 2010 gains were caused by a decrease in risk-free interest rates over the life of the net short position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	(9)	--	(9)	(2)

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to a decrease in interest rates.

Hedging unrealized gains on equity indexed notes	--	--	--	3

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

($ in millions)	Three months ended March 31,
	2010			2009	2010 Explanations
	Valuation	Settlements	Total	Total
Hedge ineffectiveness	--	--	--	(1)	The hedge ineffectiveness of less than $1 million includes $47 million in realized capital losses on swaps that were offset by $47 million in realized capital gains on the hedged risk.

Foreign currency contracts	(2)	6	4	1

Credit risk reduction	3	(3)	--	35

Total Risk management	$(144)	$(32)	$(176)	$148

Income generation
Asset replication – credit exposure

The 2010 changes in valuation on the Property-Liability segment are due to the tightening of credit spreads on referenced credit entities.  The gains are primarily on single name CDS.  The 2010 changes in valuation on the Allstate Financial segment are due to the widening credit spreads on referenced credit entities.  The losses are primarily on first-to-default CDS and credit derivative index CDS.  The changes in valuation would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs.  For further discussion on CDS, see Note 6 of the condensed consolidated financial statements.

Property-Liability	$4	$2	$6	$(9)
Allstate Financial	(2)	--	(2)	(6)
Total	2	2	4	(15)

Asset replication – equity exposure
Property-Liability	--	--	--	(19)

Total Income generation	$2	$2	$4	$(34)

Accounting
Equity indexed notes – Allstate Financial	$(4)	$--	$(4)	$(26)

Equity-indexed notes are fixed income securities that contain embedded options.  The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses.  The results generally track the performance of underlying equity indices.  Valuation gains and losses are converted into cash upon sale or maturity.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Par value exceeded fair value by $35 million at March 31, 2010.  Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the March 31, 2010 and December 31, 2009 holdings, respectively.

					($ in millions)		Change	Change due
						March 31,	in fair	to net sale	December 31,
						2010	value	activity	2009
					Par value	$475	$--	$--	$475
					Amortized cost of host contract	$349	$5	$--	$344
					Fair value of equity-indexed call option	85	(4)	--	89
					Total amortized cost	$434	$1	$--	$433
					Total fair value	$440	$10	$--	$430
					Unrealized gain/loss	$6	$9	$--	$(3)

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

($ in millions)	Three months ended March 31,
	2010			2009	2010 Explanations
	Valuation	Settlements	Total	Total
Conversion options in fixed income securities

Convertible bonds are fixed income securities that contain embedded options.   Changes in valuation of the embedded option are reported in realized capital gains and losses.  The results generally track the performance of underlying equities.  Valuation gains and losses are converted into cash upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Fair value exceeded par value by $59 million at March 31, 2010.  Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the March 31, 2010 and December 31, 2009 holdings, respectively.

Property-Liability	(8)	--	(8)	--
Allstate Financial	(1)	--	(1)	3

Total	(9)	--	(9)	3	($ in millions)		Change	Change due
						March 31, 2010	in fair value	to net sale activity	December 31, 2009
					Par value	$903	$--	$(33)	$936
					Amortized cost of host contract	$642	$5	$(27)	$664
					Fair value of conversion option	298	(9)	(5)	312
					Total amortized cost	$940	$(4)	$(32)	$976
					Total fair value	$962	$20	$(36)	$978
					Unrealized gain/loss	$22	$24	$(4)	$2
Total Accounting	$(13)	$--	$(13)	$(23)
Total	$(155)	$(30)	$(185)	$91
Total Property- Liability	$(101)	$(49)	$(150)	$26
Total Allstate Financial	(54)	19	(35)	65
Total	$(155)	$(30)	$(185)	$91

(1) A portion of the macro hedge program is contained within this line item.

Included in the table above are net realized capital losses on the valuation and settlement of derivative instruments related to our macro hedge program.  These realized capital gains and losses are detailed in the following table.

($ in millions)	Valuation	Settlement	Total
Premium-based instruments:
Interest rate spike exposure	$(78)	$(44)	$(122)
Hedging unrealized gains on equity securities	(29)	(10)	(39)
Non premium-based instruments:
Portfolio duration management	(2)	--	(2)
Credit risk hedging	4	(2)	2
Total	$(105)	$(56)	$(161)

Portions of our current macro hedge program consist of derivatives for which we pay a premium at inception.  This includes over-the-counter interest rate swaptions, exchange traded options on treasury futures, and options on equity indices.  These programs are designed to protect against the “tail risk” associated with both interest rate spikes above, and equity market declines below, targeted thresholds, so that derivative valuation gains will be realized to partially offset corresponding declines in value for our fixed income and equity portfolios, respectively.  The net premium paid during the first quarter of 2010 for these instruments was $46 million with a fair value as of March 31, 2010 of $61 million for all open positions.  Net realized capital losses totaled $161 million for the three months ended March 31, 2010.  For these premium-based instruments, the maximum loss is limited to the remaining fair value of $61 million as of March 31, 2010.  Fair value on interest rate spike exposure includes $4 million on contracts expiring during the second quarter of 2010, $10 million on contracts expiring during the third quarter of 2010, and $28 million on contracts expiring during the fourth quarter of 2010.  The remaining $19 million of fair value relates to equity hedges with $1 million on contracts expiring in the second quarter of 2010 and $18 million on contracts expiring in the fourth quarter of 2010.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

The remaining portions of our current macro hedge program do not require an up front premium payment and are related to portfolio duration management and credit risk hedging.  These positions currently include interest rate swaps, municipal interest rate swaps, and CDS buy protection.  Although interest rate swaps and CDS buy protection typically do not require up front premiums, they do involve periodic payments throughout the life of the contract.  The fair value of these positions was $(29) million and the net realized capital gain was zero for the quarter ended March 31, 2010.  The fair value and resulting gains and losses from these instruments is dependent on our positions and the movement of the underlying markets, or referenced entities in the case of CDS buy protection.

The macro hedge program is routinely monitored and revised as capital market conditions change.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholders’ equity as of March 31, 2010 was $17.56 billion, an increase of 5.2% from $16.69 billion as of December 31, 2009.

•                  Deployable invested assets at the parent holding company level totaled $3.05 billion at March 31, 2010 compared to $3.07 billion at December 31, 2009.

•                  At March 31, 2010, we held 34.9% of our total consolidated cash and investment portfolio, or $35.21 billion, in cash and liquid investments that are saleable within one quarter without significant additional net realized capital losses.

•                  On both January 5, 2010 and April 1, 2010, we paid a quarterly shareholder dividend of $0.20.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	March 31, 2010	December 31, 2009

Common stock, retained income and other shareholders’ equity items	$18,849	$18,798
Accumulated other comprehensive loss	(1,289)	(2,106)
Total shareholders’ equity	17,560	16,692
Debt	5,910	5,910
Total capital resources	$23,470	$22,602

Ratio of debt to shareholders’ equity	33.7%	35.4%
Ratio of debt to capital resources	25.2%	26.1%

Shareholders’ equity increased in the first three months of 2010, due primarily to decreases in unrealized net capital losses on investments and net income, partially offset by dividends paid to shareholders.

Debt  Except for $42 million in long-term debt related to the synthetic leases scheduled to mature in 2011, we do not have any required principal payments until 2012 when the $350 million of 6.125% Senior Notes is due.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.  There have been no changes to our debt, commercial paper and insurance financial strength ratings from Moody’s, S&P and A.M. Best since December 31, 2009.

Allstate Life Insurance Company (“ALIC”), Allstate Insurance Company (“AIC”) and The Allstate Corporation (the “Corporation”) are party to the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  ALIC and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  AIC also has a capital support agreement with ALIC.  Under the capital support agreement, AIC is committed to provide capital to ALIC to maintain an adequate capital level.  The maximum amount of potential funding under each of these agreements is $1.00 billion.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

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

Liquidity sources and uses  We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  Liquidity is managed at both the entity and enterprise level across the Company, and is assessed on both base and stressed level liquidity needs.  We believe we have sufficient liquidity to meet these needs, with $35.21 billion of cash and liquid investments saleable within 90 days without generating significant additional capital losses (34.9% of the total cash and investment portfolio).  We expect $10.15 billion of investment portfolio cash flows from maturities, calls, and interest receipts over the next 12 months.  Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.

Parent company capital capacity  At the parent holding company level, we have deployable invested assets totaling $3.05 billion as of March 31, 2010.  These assets include investments that are generally saleable within one quarter totaling $2.64 billion.  This provides funds for the parent company’s relatively low fixed charges.

The Corporation has access to additional borrowing to support liquidity as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2010, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at March 31, 2010 was 19.8%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the first three months of 2010.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on May 8, 2009.  We can use our current shelf registration to issue an unspecified amount of debt securities, common stock (including 362 million shares of treasury stock as of March 31, 2010), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Liquidity exposure  Contractholder funds as of March 31, 2010 were $51.03 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions at March 31, 2010.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$7,876	15.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	21,530	42.2
Market value adjustments (2)	8,707	17.1
Subject to discretionary withdrawal without adjustments (3)	12,914	25.3
Total contractholder funds (4)	$51,027	100.0%

(1) Includes $9.84 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2) $7.24 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3) 98% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4) Includes $1.27 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. effective June 1, 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities increased 10.0% in the first three months of 2010 compared to the same period of 2009.  The annualized surrender and partial withdrawal rate on deferred annuities, interest-sensitive life insurance and Allstate Bank products, based on the beginning of year contractholder funds, was 11.7% and 11.1% for the first three months of 2010 and 2009, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of March 31, 2010, total institutional products outstanding were $3.41 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of March 31, 2010.

($ in millions)
2010	$771
2011	760
2012	40
2013	1,750
2016	85
$3,406

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

The following table summarizes consolidated cash flow activities by business segment for the first three months ended March 31.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2010	2009	2010	2009	2010	2009	2010	2009
Net cash provided by (used in):
Operating activities	$(30)	$432	$925	$928	$69	$162	$964	$1,522
Investing activities	89	(118)	844	1,136	30	331	963	1,349
Financing activities	(2)	(9)	(1,735)	(2,217)	(98)	(223)	(1,835)	(2,449)
Net increase in consolidated cash							$92	$422

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Cash used in operating activities in the first quarter of 2010 compared to cash provided by operating activities in the first quarter of 2009 was primarily due to income tax payments in the first quarter of 2010 compared to income tax refunds in the first quarter of 2009.  Both periods were also impacted by claim payments as a result of catastrophes.

Cash provided by investing activities in the first three months of 2010 compared to cash used in investing activities in the first three months of 2009 was primarily due to higher sales of fixed income and equity securities and decreased purchases of equity securities, partially offset by net change in short-term investments.

Allstate Financial  Operating cash flows for Allstate Financial in the first three months of 2010 were consistent with the same period in 2009 as higher premiums and decreased operating costs and expenses almost entirely offset lower net investment income, lower tax refunds and higher contract benefits.

Lower cash flows provided by investing activities in the first three months of 2010 compared to the first three months of 2009 were primarily related to lower cash flows used in financing activities.

Lower cash flows used in financing activities in the first three months of 2010 compared to the first three months of 2009 were primarily due to decreased maturities and retirements of institutional products, partially offset by lower deposits on fixed annuities and Allstate Bank products.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and Compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 10 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of The Allstate Corporation Annual Report on Form 10-K for 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
January 1, 2010 - January 31, 2010	--	$--	--	$--
February 1, 2010 - February 28, 2010	158,629	$31.2200	--	--
March 1, 2010- March 31, 2010	2,256	$31.3098	--	--
Total	160,885	$31.2213	--

(1) In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

January:	none
February:	158,629
March:	2,256

(2) Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

None

(3) A new share repurchase program has not been authorized.

Item 6.  Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

April 28, 2010	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated April 28, 2010, concerning unaudited interim financial information.

31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-1