Form 10-Q
period 2010-06-30
ALLSTATE CORP
filed 2010-08-04
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of July 30, 2010, the registrant had 538,068,662 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$6,513	$6,560	$13,016	$13,142
Life and annuity premiums and contract charges	545	494	1,089	978
Net investment income	1,049	1,108	2,099	2,284
Realized capital gains and losses:
Total other-than-temporary impairment losses	(288)	(471)	(538)	(1,196)
Portion of loss recognized in other comprehensive income	(18)	154	(23)	154
Net other-than-temporary impairment losses recognized in earnings	(306)	(317)	(561)	(1,042)
Sales and other realized capital gains and losses	(145)	645	(238)	1,011
Total realized capital gains and losses	(451)	328	(799)	(31)
	7,656	8,490	15,405	16,373

Costs and expenses
Property-liability insurance claims and claims expense	4,714	5,002	9,506	9,722
Life and annuity contract benefits	485	407	927	794
Interest credited to contractholder funds	450	561	913	1,140
Amortization of deferred policy acquisition costs	949	1,229	1,963	2,626
Operating costs and expenses	789	702	1,618	1,503
Restructuring and related charges	13	32	24	77
Interest expense	92	97	184	185
	7,492	8,030	15,135	16,047
Gain on disposition of operations	2	1	3	4

Income from operations before income tax expense	166	461	273	330

Income tax expense	21	72	8	215

Net income	$145	$389	$265	$115

Earnings per share:

Net income per share - Basic	$0.27	$0.72	$0.49	$0.21

Weighted average shares - Basic	540.7	539.8	540.4	539.3

Net income per share - Diluted	$0.27	$0.72	$0.49	$0.21

Weighted average shares - Diluted	543.0	540.6	542.4	540.1

Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30,	December 31,
	2010	2009
Assets	(unaudited)
Investments:
Fixed income securities, at fair value (amortized cost $81,425 and $81,243)	$81,925	$78,766
Equity securities, at fair value (cost $3,356 and $4,845)	3,254	5,024
Mortgage loans	7,173	7,935
Limited partnership interests	3,119	2,744
Short-term, at fair value (amortized cost $2,414 and $3,056)	2,414	3,056
Other	2,058	2,308
Total investments	99,943	99,833
Cash	711	612
Premium installment receivables, net	4,830	4,839
Deferred policy acquisition costs	5,003	5,470
Reinsurance recoverables, net	6,537	6,355
Accrued investment income	851	864
Deferred income taxes	1,301	1,870
Property and equipment, net	935	990
Goodwill	874	875
Other assets	1,822	1,872
Separate Accounts	8,003	9,072
Total assets	$130,810	$132,652

Liabilities
Reserve for property-liability insurance claims and claims expense	$19,434	$19,167
Reserve for life-contingent contract benefits	13,483	12,910
Contractholder funds	49,443	52,582
Unearned premiums	9,684	9,822
Claim payments outstanding	733	742
Other liabilities and accrued expenses	6,054	5,726
Long-term debt	5,909	5,910
Separate Accounts	8,003	9,072
Total liabilities	112,743	115,931

Commitments and Contingent Liabilities (Note 10)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	--	--
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 538 million and 537 million shares outstanding	9	9
Additional capital paid-in	3,155	3,172
Retained income	31,552	31,492
Deferred ESOP expense	(44)	(47)
Treasury stock, at cost (362 million and 363 million shares)	(15,760)	(15,828)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(332)	(441)
Other unrealized net capital gains and losses	588	(1,072)
Unrealized adjustment to DAC, DSI and insurance reserves	72	643
Total unrealized net capital gains and losses	328	(870)
Unrealized foreign currency translation adjustments	43	46
Unrecognized pension and other postretirement benefit cost	(1,244)	(1,282)
Total accumulated other comprehensive loss	(873)	(2,106)
Total shareholders’ equity	18,039	16,692
Noncontrolling interest	28	29
Total equity	18,067	16,721
Total liabilities and equity	$130,810	$132,652

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities	(unaudited)
Net income	$265	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	26	(86)
Realized capital gains and losses	799	31
Gain on disposition of operations	(3)	(4)
Interest credited to contractholder funds	913	1,140
Changes in:
Policy benefits and other insurance reserves	306	(148)
Unearned premiums	(135)	(283)
Deferred policy acquisition costs	(70)	548
Premium installment receivables, net	9	55
Reinsurance recoverables, net	(206)	(133)
Income taxes	74	1,359
Other operating assets and liabilities	116	(112)
Net cash provided by operating activities	2,094	2,482
Cash flows from investing activities
Proceeds from sales
Fixed income securities	9,114	8,856
Equity securities	3,046	3,547
Limited partnership interests	278	214
Mortgage loans	44	141
Other investments	62	262
Investment collections
Fixed income securities	2,391	2,658
Mortgage loans	638	598
Other investments	44	65
Investment purchases
Fixed income securities	(11,900)	(12,424)
Equity securities	(1,501)	(4,207)
Limited partnership interests	(616)	(268)
Mortgage loans	(10)	(14)
Other investments	(79)	(41)
Change in short-term investments, net	439	3,167
Change in other investments, net	(128)	(80)
Disposition of operations	--	12
Purchases of property and equipment, net	(69)	(104)
Net cash provided by investing activities	1,753	2,382
Cash flows from financing activities
Proceeds from issuance of long-term debt	--	1,000
Repayment of long-term debt	(1)	(1)
Contractholder fund deposits	1,567	2,450
Contractholder fund withdrawals	(5,112)	(7,736)
Dividends paid	(215)	(327)
Treasury stock purchases	(5)	(3)
Shares reissued under equity incentive plans, net	25	--
Excess tax benefits on share-based payment arrangements	(4)	(6)
Other	(3)	11
Net cash used in financing activities	(3,748)	(4,612)
Net increase in cash	99	252
Cash at beginning of period	612	415
Cash at end of period	$711	$667

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

The condensed consolidated financial statements and notes as of June 30, 2010, and for the three-month and six-month periods ended June 30, 2010 and 2009 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standards

Disclosures about Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which expands disclosure requirements relating to fair value measurements.  The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities.  Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required.  The Company adopted the provisions of the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010.  Disclosures are not required for earlier periods presented for comparative purposes.  The new guidance affects disclosures only; and therefore, the adoption had no impact on the Company’s results of operations or financial position.

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

Two of the consolidated VIEs hold investments managed by Allstate Investment Management Company (“AIMCO”), a subsidiary of the Company.  Consolidation as of January 1, 2010 resulted in an increase in total assets of $696 million, an increase in total liabilities of $679 million, an increase in retained income of $7 million and an increase in noncontrolling interest of $10 million.  During the first quarter of 2010, the Company sold substantially all its variable interests in these two VIEs.  As a result, the Company deconsolidated the VIEs as of March 26, 2010.  The Condensed Consolidated Statement of Operations for the six months ended June 30, 2010 reflects the effect of the consolidation for the portion of the period the Company was the primary beneficiary, which was not material.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the normal course of investing activities, the Company invests in variable interests issued by VIEs.  These variable interests include structured investments such as asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities as well as limited partnerships, special purpose entities and trusts.  For these variable interests, the Company concluded it is not the primary beneficiary due to the amount of the Company’s interest in the VIEs and the Company’s lack of power to direct the activities that are most significant to the economic performance of the VIEs.  The Company’s maximum exposure to loss on these interests is limited to the amount of the Company’s investment, including future funding commitments, as applicable.

Pending accounting standards

Embedded Credit Derivatives Scope Exception

In March 2010, the FASB issued accounting guidance that clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting under the existing accounting guidance for embedded derivatives.  The guidance is effective for fiscal quarters beginning after June 15, 2010.  The Company will be required to bifurcate the credit default swaps embedded in synthetic collateralized debt obligations purchased after January 1, 2007.  The amortized cost and fair value of the synthetic collateralized debt obligations subject to the guidance is $100 million and $48 million, respectively, as of June 30, 2010.  Prospectively, the periodic changes in fair value of the embedded credit derivatives will be recorded in net income.  The adoption of this guidance on July 1, 2010 is not expected to have a material impact on the Company’s results of operations or financial position.

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

2.  Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding, including unvested participating restricted stock units.  Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding.  For Allstate, dilutive potential common shares consist of outstanding stock options and unvested non-participating restricted stock units.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The computation of basic and diluted earnings per share is presented in the following table.

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$145	$389	$265	$115

Denominator:
Weighted average common shares outstanding	540.7	539.8	540.4	539.3
Effect of dilutive potential common shares:
Stock options	2.1	0.8	2.0	0.8
Restricted stock units (non-participating)	0.2	--	--	--
Weighted average common and dilutive potential common shares outstanding	543.0	540.6	542.4	540.1

Earnings per share - Basic	$0.27	$0.72	$0.49	$0.21
Earnings per share - Diluted	$0.27	$0.72	$0.49	$0.21

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 27.7 million and 26.4 million Allstate common shares, with exercise prices ranging from $28.52 to $62.84 and $26.69 to $64.53, were outstanding at June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share for the three-month periods.  Options to purchase 26.1 million and 26.8 million Allstate common shares, with exercise prices ranging from $27.36 to $64.53 and $26.69 to $64.53, were outstanding at June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share for the six-month periods.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans, fixed income securities, and other investments, as well as mergers completed with equity securities and limited partnerships, totaled $353 million and $156 million for the six months ended June 30, 2010 and 2009, respectively.

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

($ in millions)	Six months ended June 30,
	2010	2009
Net change in proceeds managed
Net change in short-term investments	$211	$(530)
Operating cash flow provided (used)	211	(530)
Net change in cash	2	--
Net change in proceeds managed	$213	$(530)

Net change in liabilities
Liabilities for collateral, beginning of year	$(658)	$(340)
Liabilities for collateral, end of period	(445)	(870)
Operating cash flow (used) provided	$(213)	$530

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
At June 30, 2010
U.S. government and agencies	$8,673	$512	$--	$9,185
Municipal	18,760	663	(574)	18,849
Corporate	34,490	1,929	(484)	35,935
Foreign government	2,902	362	(12)	3,252
Residential mortgage-backed securities (“RMBS”)	9,915	228	(1,182)	8,961
Commercial mortgage-backed securities (“CMBS”)	2,685	47	(600)	2,132
Asset-backed securities (“ABS”)	3,962	85	(475)	3,572
Redeemable preferred stock	38	1	--	39
Total fixed income securities	$81,425	$3,827	$(3,327)	$81,925
At December 31, 2009
U.S. government and agencies	$7,333	$219	$(16)	$7,536
Municipal	21,683	537	(940)	21,280
Corporate	32,770	1,192	(847)	33,115
Foreign government	2,906	306	(15)	3,197
RMBS	9,487	130	(1,630)	7,987
CMBS	3,511	30	(955)	2,586
ABS	3,514	62	(550)	3,026
Redeemable preferred stock	39	1	(1)	39
Total fixed income securities	$81,243	$2,477	$(4,954)	$78,766

Scheduled maturities

The scheduled maturities for fixed income securities are as follows at June 30, 2010:

($ in millions)	Amortized	Fair
	cost	value
Due in one year or less	$2,800	$2,830
Due after one year through five years	23,730	24,574
Due after five years through ten years	15,391	16,471
Due after ten years	25,627	25,517
	67,548	69,392
RMBS and ABS	13,877	12,533
Total	$81,425	$81,925

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Fixed income securities	$955	$993	$1,914	$2,035
Equity securities	25	19	46	35
Mortgage loans	99	131	203	268
Limited partnership interests	7	4	13	7
Short-term investments	2	6	4	19
Other	6	(4)	7	(3)
Investment income, before expense	1,094	1,149	2,187	2,361
Investment expense	(45)	(41)	(88)	(77)
Net investment income	$1,049	$1,108	$2,099	$2,284

Realized capital gains and losses

Realized capital gains and losses by security type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Fixed income securities	$(188)	$15	$(324)	$122
Equity securities	45	27	59	(136)
Mortgage loans	(28)	(16)	(53)	(48)
Limited partnership interests	26	(84)	5	(423)
Derivatives	(308)	420	(493)	515
Other	2	(34)	7	(61)
Realized capital gains and losses	$(451)	$328	$(799)	$(31)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Impairment write-downs	$(239)	$(291)	$(462)	$(911)
Change in intent write-downs	(67)	(26)	(99)	(131)
Net OTTI losses recognized in earnings	(306)	(317)	(561)	(1,042)
Sales	145	263	233	681
Valuation of derivative instruments	(283)	367	(438)	470
Settlements of derivative instruments	(27)	52	(57)	40
EMA limited partnership income	20	(37)	24	(180)
Realized capital gains and losses	$(451)	$328	$(799)	$(31)

Gross gains of $144 million and $297 million and gross losses of $113 million and $77 million were realized on sales of fixed income securities during the three months ended June 30, 2010 and 2009, respectively.  Gross gains of $286 million and $777 million and gross losses of $187 million and $159 million were realized on sales of fixed income securities during the six months ended June 30, 2010 and 2009, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2010			Six months ended June 30, 2010
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(68)	$4	$(64)	$(105)	$4	$(101)
Corporate	(6)	(1)	(7)	(53)	2	(51)
RMBS	(124)	5	(119)	(212)	(2)	(214)
CMBS	(17)	(11)	(28)	(43)	(11)	(54)
ABS	(6)	(15)	(21)	(9)	(16)	(25)
Total fixed income securities	(221)	(18)	(239)	(422)	(23)	(445)
Equity securities	(31)	--	(31)	(37)	--	(37)
Mortgage loans	(28)	--	(28)	(47)	--	(47)
Limited partnership interests	(8)	--	(8)	(32)	--	(32)
Other-than-temporary impairment losses	$(288)	$(18)	$(306)	$(538)	$(23)	$(561)

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(36)	$4	$(32)	$(86)	$4	$(82)
Corporate	(37)	(9)	(46)	(92)	(9)	(101)
Foreign government	--	--	--	(17)	--	(17)
RMBS	(213)	151	(62)	(259)	151	(108)
CMBS	(43)	(1)	(44)	(52)	(1)	(53)
ABS	(37)	9	(28)	(175)	9	(166)
Total fixed income securities	(366)	154	(212)	(681)	154	(527)
Equity securities	(32)	--	(32)	(186)	--	(186)
Mortgage loans	(15)	--	(15)	(49)	--	(49)
Limited partnership interests	(46)	--	(46)	(243)	--	(243)
Other	(12)	--	(12)	(37)	--	(37)
Other-than-temporary impairment losses	$(471)	$154	$(317)	$(1,196)	$154	$(1,042)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $279 million and $192 million as of June 30, 2010 and December 31, 2009, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2010	December 31, 2009
Municipal	$(13)	$(10)
Corporate	(51)	(51)
RMBS	(559)	(594)
CMBS	(94)	(127)
ABS	(73)	(89)
Total	$(790)	$(871)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Beginning balance	$(1,236)	$--	$(1,187)	$--
Beginning balance of cumulative credit loss for securities held at April 1, 2009	--	(1,357)	--	(1,357)
Additional credit loss for securities previously other-than-temporarily impaired	(101)	(44)	(180)	(44)
Additional credit loss for securities not previously other-than-temporarily impaired	(71)	(148)	(172)	(148)
Reduction in credit loss for securities disposed or collected	95	43	226	43
Reduction in credit loss for securities other-than-temporarily impaired to fair value	1	--	1	--
Change in credit loss due to accretion of increase in cash flows and time value of cash flows for securities previously other-than-temporarily impaired	3	--	3	--
Ending balance	$(1,309)	$(1,506)	$(1,309)	$(1,506)

The Company uses its best estimate of future cash flows expected to be collected from the fixed income security discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists.  The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security.  All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected.  That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition of the issue or issuer(s), expected defaults, expected recoveries, the value of underlying collateral and current subordination levels, vintage, geographic concentration, available reserves or escrows, third party guarantees and other credit enhancements.  Additionally, other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered.  The estimated fair value of collateral may be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement.  If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings.  The portion of the unrealized loss related to factors other than credit remains classified in OCI.  If the Company determines that the fixed income security does not have sufficient cash flow or other information to determine a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and is recorded in earnings.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
At June 30, 2010	value	Gains	Losses	gains (losses)
Fixed income securities (1)	$81,925	$3,827	$(3,327)	$500
Equity securities	3,254	165	(267)	(102)
Short-term investments	2,414	--	--	--
Derivative instruments (2)	7	10	(8)	2
Unrealized net capital gains and losses, pre-tax				400
Amounts recognized for:
Insurance reserves (3)				(292)
DAC and DSI (4)				403
Amounts recognized				111
Deferred income taxes				(183)
Unrealized net capital gains and losses, after-tax				$328

(1)    Unrealized net capital gains and losses for fixed income securities as of June 30, 2010 comprises $(510) million related to unrealized net capital losses on fixed income securities with OTTI and $1,010 million related to other unrealized net capital gains and losses.

(2)    Included in the fair value of derivative securities are $5 million classified as assets and $(2) million classified as liabilities.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the six months ended June 30, 2010 is as follows:

($ in millions)

Fixed income securities	$2,977
Equity securities	(281)
Derivative instruments	25
Total	2,721

Amounts recognized for:
Insurance reserves	(292)
DAC and DSI	(587)
Decrease in amounts recognized	(879)
Deferred income taxes	(644)
Increase in unrealized net capital gains and losses	$1,198

Portfolio monitoring

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made a decision to sell or whether it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes.  If a security meets either of these criteria, the security’s decline in fair value is other than temporary and is recorded in earnings.

If the Company has not made the decision to sell the fixed income security and it is not more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis, the Company evaluates if it expects to receive cash flows sufficient to recover the entire amortized cost basis of the security by comparing the estimated recovery value, calculated by discounting the best estimate of future cash flows at the security’s original or current effective rate, as appropriate, to the amortized cost of the security.  If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in OCI.

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

The Company’s portfolio monitoring process includes a quarterly review of all securities through a screening process which identifies instances where the fair value compared to amortized cost (for fixed income securities) and cost (for equity securities) is below established thresholds.  The screening process also includes the monitoring of other criteria such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security.  Inherent in the Company’s evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition of the issue or issuer and its future earnings potential.  Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in a significant unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
At June 30, 2010
Fixed income securities
U.S. government and agencies	6	$185	$--	1	$2	$--	$--
Municipal	234	1,004	(23)	627	4,017	(551)	(574)
Corporate	259	2,484	(94)	248	3,258	(390)	(484)
Foreign government	10	160	(10)	4	29	(2)	(12)
RMBS	203	796	(11)	435	2,368	(1,171)	(1,182)
CMBS	7	71	(2)	176	1,170	(598)	(600)
ABS	51	559	(20)	146	1,256	(455)	(475)
Redeemable preferred stock	2	21	--	--	--	--	--
Total fixed income securities (1)	772	5,280	(160)	1,637	12,100	(3,167)	(3,327)
Equity securities	2,498	1,901	(254)	4	60	(13)	(267)
Total fixed income and equity securities	3,270	$7,181	$(414)	1,641	$12,160	$(3,180)	$(3,594)

Investment grade fixed income securities	619	$4,424	$(145)	1,175	$9,257	$(1,630)	$(1,775)
Below investment grade fixed income securities	153	856	(15)	462	2,843	(1,537)	(1,552)
Total fixed income securities	772	$5,280	$(160)	1,637	$12,100	$(3,167)	$(3,327)

At December 31, 2009
Fixed income securities
U.S. government and agencies	38	$3,523	$(16)	--	$--	$--	$(16)
Municipal	761	3,646	(123)	747	5,024	(817)	(940)
Corporate	399	5,072	(178)	421	5,140	(669)	(847)
Foreign government	50	505	(15)	1	1	--	(15)
RMBS	387	1,092	(23)	453	2,611	(1,607)	(1,630)
CMBS	25	232	(4)	259	1,790	(951)	(955)
ABS	39	352	(20)	173	1,519	(530)	(550)
Redeemable preferred stock	1	--	--	1	21	(1)	(1)
Total fixed income securities (1)	1,700	14,422	(379)	2,055	16,106	(4,575)	(4,954)
Equity securities	1,665	1,349	(113)	28	450	(89)	(202)
Total fixed income and equity securities	3,365	$15,771	$(492)	2,083	$16,556	$(4,664)	$(5,156)

Investment grade fixed income securities	1,587	$13,891	$(293)	1,561	$13,127	$(2,848)	$(3,141)
Below investment grade fixed income securities	113	531	(86)	494	2,979	(1,727)	(1,813)
Total fixed income securities	1,700	$14,422	$(379)	2,055	$16,106	$(4,575)	$(4,954)

(1)   Gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which the Company has recorded a credit loss in earnings total $5 million for the less than 12 month category and $603 million for the 12 months or greater category as of June 30, 2010 and $20 million for the less than 12 month category and $729 million for the 12 months or greater category as of December 31, 2009.

As of June 30, 2010, $1.01 billion of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $1.01 billion, $666 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to rising interest rates or widening credit spreads since the securities were acquired.

As of June 30, 2010, the remaining $2.58 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade securities comprising $1.11 billion of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent’s bankruptcy.  Of the $2.58 billion, $1.37 billion are related to below investment grade fixed income securities and $98 million are related to equity securities.  Of these amounts, $1.30 billion of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of June 30, 2010.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from larger risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of declining residential and commercial real estate valuations.

RMBS, CMBS and ABS securities in an unrealized loss position were evaluated based on discounted cash flows and credit ratings, as well as the performance of the underlying collateral relative to the securities’ positions in the respective securitization trusts.  The evaluation for RMBS and ABS in an unrealized loss position also takes into consideration credit enhancements from bond insurers, where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying security, taking into consideration credit enhancements from bond insurers, where applicable.  Unrealized losses on equity securities are primarily related to equity market fluctuations.

As of June 30, 2010, the Company has not made a decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of June 30, 2010, the Company had the intent and ability to hold the equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnership impairment

As of June 30, 2010 and December 31, 2009, the carrying value of equity method limited partnership interests totaled $1.90 billion and $1.64 billion, respectively.  The Company recognizes an impairment loss for equity method investments when evidence demonstrates that it is other-than-temporarily impaired.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had write-downs of $1 million for the three months ended June 30, 2010 and had no write-downs for the three months ended June 30, 2009 related to equity method limited partnership interests.  The Company had write-downs of $1 million and $10 million for the six months ended June 30, 2010 and 2009, respectively, related to equity-method limited partnership interests.

As of June 30, 2010 and December 31, 2009, the carrying value for cost method limited partnership interests was $1.22 billion and $1.10 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuations of the investments held by limited partnerships; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company uses a screening process to identify those investments whose net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is deemed other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs of $7 million and $46 million for the three months ended June 30, 2010 and 2009, respectively, and write-downs of $31 million and $233 million for the six months ended June 30, 2010 and 2009, respectively, related to cost method investments that were other-than-temporarily impaired.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has two types of situations where investments are classified as Level 3 in the fair value hierarchy.  The first is where quotes continue to be received from independent third-party valuation service providers and all significant inputs are market observable; however, there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate.  The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and sources.

The second situation where the Company classifies securities in Level 3 is where specific inputs significant to the fair value estimation models are not market observable.  This occurs in two primary instances.  The first relates to the Company’s use of broker quotes.  The second relates to auction rate securities (“ARS”) backed by student loans for which a key input, the anticipated date liquidity will return to this market, is not market observable.

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented with the host contracts in fixed income securities.  As of June 30, 2010, 73.4% of total assets are measured at fair value and 0.7% of total liabilities are measured at fair value.

In determining fair value, the Company principally uses the market approach which generally utilizes market transaction data for the same or similar instruments.  To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies.  For the majority of Level 2 and Level 3 valuations, a combination of the market and income approaches is used.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Corporate, including privately placed:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.  Also included are privately placed securities valued using a discounted cash flow model that is widely accepted in the financial services industry and uses market observable inputs and inputs derived principally from, or corroborated by, observable market data.  The primary inputs to the discounted cash flow model include an interest rate curve, as well as published credit spreads for similar assets in markets that are not active that incorporate the credit quality and industry sector of the issuer.

Foreign government:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.

RMBS - U.S. government sponsored entities (“U.S. Agency”), Prime residential mortgage-backed securities (“Prime”) and Alt-A residential mortgage-backed securities (“Alt-A”); ABS - auto and student loans and other:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OTC derivatives, including interest rate swaps, foreign currency swaps, foreign exchange forward contracts, and certain credit default swaps, are valued using models that rely on inputs such as interest rate yield curves, currency rates, and counterparty credit spreads that are observable for substantially the full term of the contract.  The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

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

Level 3 measurements

•      Fixed income securities:

Municipal:  ARS primarily backed by student loans that have become illiquid due to failures in the auction market are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including estimates of future coupon rates if auction failures continue, maturity assumptions and illiquidity premium.  Also included are municipal bonds that are not rated by third party credit rating agencies but are rated by the NAIC, in addition to other high-yield municipal bonds.  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.

Corporate, including privately placed:  Primarily valued based on non-binding broker quotes.  Also included are equity-indexed notes which are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, such as volatility.  Other inputs include an interest rate curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.

RMBS - Subprime residential mortgage-backed securities (“Subprime”) and Alt-A:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Also included are Subprime and Alt-A securities that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, Subprime and certain Alt-A securities are categorized as Level 3.

Foreign government:  Valued based on non-binding broker quotes.

CMBS:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, collateral performance and credit spreads.  Also included are CMBS that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain CMBS are categorized as Level 3.

ABS - Collateralized debt obligations (“CDO”):  Valued based on non-binding broker quotes received from brokers who are familiar with the investments.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all CDO are categorized as Level 3.

ABS - student loans and other:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Also included are ABS that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain ABS are categorized as Level 3.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•                  Other investments:  Certain OTC derivatives, such as interest rate caps and floors, certain credit default swaps and OTC options (including swaptions), are valued using models that are widely accepted in the financial services industry.  These are categorized as Level 3 as a result of the significance of non-market observable inputs such as volatility.  Other primary inputs include interest rate yield curves and credit spreads.

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

Assets and liabilities measured at fair value on a non-recurring basis

Mortgage loans written-down to fair value in connection with recognizing impairments are valued based on the fair value of the underlying collateral.  Limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments are valued using net asset values.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2010:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of June 30,
	(Level 1)	(Level 2)	(Level 3)	netting	2010
Assets
Fixed income securities:
U.S. government and agencies	$5,018	$4,167	$--		$9,185
Municipal	--	16,652	2,197		18,849
Corporate	--	33,710	2,225		35,935
Foreign government	--	3,252	--		3,252
RMBS	--	6,951	2,010		8,961
CMBS	--	1,252	880		2,132
ABS	--	1,142	2,430		3,572
Redeemable preferred stock	--	38	1		39
Total fixed income securities	5,018	67,164	9,743		81,925
Equity securities	3,033	155	66		3,254
Short-term investments	257	2,157	--		2,414
Other investments:
Free-standing derivatives	--	474	27	$(220)	281
Separate account assets	8,003	--	--		8,003
Other assets	4	--	2		6
Total recurring basis assets	16,315	69,950	9,838	(220)	95,883
Non-recurring basis (1)	--	--	90		90
Total assets at fair value	$16,315	$69,950	$9,928	$(220)	$95,973
% of total assets at fair value	17.0%	72.9%	10.3%	(0.2)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$--	$(106)	$(119)		$(225)
Other liabilities:
Free-standing derivatives	(2)	(600)	(126)	$217	(511)
Total liabilities at fair value	$(2)	$(706)	$(245)	$217	$(736)
% of total liabilities at fair value	0.3%	95.9%	33.3%	(29.5) %	100.0%

(1)     Includes $78 million of mortgage loans and $12 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2009:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	netting	2009
Assets
Fixed income securities:
U.S. government and agencies	$4,415	$3,121	$--		$7,536
Municipal	--	18,574	2,706		21,280
Corporate	--	30,874	2,241		33,115
Foreign government	--	3,177	20		3,197
RMBS	--	6,316	1,671		7,987
CMBS	--	1,182	1,404		2,586
ABS	--	1,025	2,001		3,026
Redeemable preferred stock	--	37	2		39
Total fixed income securities	4,415	64,306	10,045		78,766
Equity securities	4,821	134	69		5,024
Short-term investments	278	2,778	--		3,056
Other investments:
Free-standing derivatives	--	882	146	$(482)	546
Separate account assets	9,072	--	--		9,072
Other assets	--	--	2		2
Total recurring basis assets	18,586	68,100	10,262	(482)	96,466
Non-recurring basis (1)	--	--	235		235
Total assets at fair value	$18,586	$68,100	$10,497	$(482)	$96,701
% of total assets at fair value	19.2%	70.4%	10.9%	(0.5) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$--	$(217)	$(110)		$(327)
Other liabilities:
Free-standing derivatives	(2)	(596)	(91)	$276	(413)
Total liabilities at fair value	$(2)	$(813)	$(201)	$276	$(740)
% of total liabilities at fair value	0.3%	109.9%	27.1%	(37.3) %	100.0%

(1)                Includes $211 million of mortgage loans and $24 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of March 31, 2010	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2010
Assets
Fixed income securities:
Municipal	$2,482	$(31)	$21	$(236)	$16	$(55)	$2,197
Corporate	2,177	(10)	26	45	151	(164)	2,225
RMBS	2,079	(111)	180	(124)	--	(14)	2,010
CMBS	1,130	(73)	192	(165)	--	(204)	880
ABS	2,403	3	6	141	--	(123)	2,430
Redeemable preferred stock	2	--	--	(1)	--	--	1
Total fixed income securities	10,273	(222)	425	(340)	167	(560)	9,743
Equity securities	72	(6)	1	(1)	--	--	66
Other investments:
Free-standing derivatives, net	(38)	(99)	--	38	--	--	(99)	(2)
Other assets	2	--	--	--	--	--	2
Total recurring Level 3 assets	$10,309	$(327)	$426	$(303)	$167	$(560)	$9,712

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(90)	$(30)	$--	$1	$--	$--	$(119)
Total recurring Level 3 liabilities	$(90)	$(30)	$--	$1	$--	$--	$(119)

(1)     The effect to net income totals $(357) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(345) million in realized capital gains and losses, $22 million in net investment income, $4 million in interest credited to contractholder funds and $30 million in life and annuity contract benefits.

(2)     Comprises $27 million of assets and $126 million of liabilities.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2010
Assets
Fixed income securities:
Municipal	$2,706	$(47)	$58	$(452)	$16	$(84)	$2,197
Corporate	2,241	(37)	101	34	163	(277)	2,225
Foreign government	20	--	--	(20)	--	--	--
RMBS	1,671	(169)	343	179	--	(14)	2,010
CMBS	1,404	(107)	300	(328)	24	(413)	880
ABS	2,001	18	99	472	--	(160)	2,430
Redeemable preferred stock	2	--	--	(1)	--	--	1
Total fixed income securities	10,045	(342)	901	(116)	203	(948)	9,743
Equity securities	69	(6)	4	3	--	(4)	66
Other investments:
Free-standing derivatives, net	55	(232)	--	78	--	--	(99)	(2)
Other assets	2	--	--	--	--	--	2
Total recurring Level 3 assets	$10,171	$(580)	$905	$(35)	$203	$(952)	$9,712

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(110)	$(12)	$--	$3	$--	$--	$(119)
Total recurring Level 3 liabilities	$(110)	$(12)	$--	$3	$--	$--	$(119)

(1)    The effect to net income totals $(592) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(631) million in realized capital gains and losses, $54 million in net investment income, $3 million in interest credited to contractholder funds and $12 million in life and annuity contract benefits.

(2)    Comprises $27 million of assets and $126 million of liabilities.

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

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2010.

During the three and six months ended June 30, 2010, certain CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and the availability of market observable quoted prices for similar assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three and six months ended June 30, 2010, including those related to Corporate fixed income securities, included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three and six

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

months ended June 30, 2010, including those related to Corporate fixed income securities, included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the total gains and (losses) included in net income during the period for Level 3 assets and liabilities still held at June 30, 2010.

($ in millions)	Three	Six
	months ended	months ended
Assets	June 30, 2010	June 30, 2010
Fixed income securities:
Municipal	$(31)	$(43)
Corporate	(14)	(50)
RMBS	(106)	(164)
CMBS	(19)	(43)
ABS	14	15
Total fixed income securities	(156)	(285)
Equity securities	(7)	(6)
Other investments:
Free-standing derivatives, net	(55)	(141)
Total recurring Level 3 assets	$(218)	$(432)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(30)	$(12)
Total recurring Level 3 liabilities	$(30)	$(12)

The amounts in the table above represent gains and losses included in net income during the period presented for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(248) million for the three months ended June 30, 2010 and are reported in the Condensed Consolidated Statements of Operations as follows: $(233) million in realized capital gains and losses, $20 million in net investment income, $5 million in interest credited to contractholder funds and $30 million in life and annuity contract benefits.  These gains and losses total $(444) million for the six months ended June 30, 2010 and are reported in the Condensed Consolidated Statements of Operations as follows: $(461) million in realized capital gains and losses, $34 million in net investment income, $5 million in interest credited to contractholder funds and $12 million in life and annuity contract benefits.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2009.

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

(2)     Comprises $296 million of assets and $137 million of liabilities.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2009.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in
	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of June 30, 2009		net income for financial instruments still held at June 30, 2009 (3)
Assets
Fixed income securities:
Municipal	$2,463	$(3)	$61	$(35)	$27	$2,513		$(3)
Corporate	10,195	(52)	638	(880)	(64)	9,837		(65)
RMBS	2,988	(59)	(209)	(143)	(200)	2,377		(73)
CMBS	457	(106)	172	(4)	425	944		(94)
ABS	1,714	(166)	288	9	(117)	1,728		(153)
Redeemable preferred stock	2	--	--	--	--	2		--
Total fixed income securities	17,819	(386)	950	(1,053)	71	17,401		(388)
Equity securities	74	--	(4)	3	(3)	70		--
Other investments:
Free-standing derivatives, net	(101)	219	--	41	--	159	(2)	254
Other assets	1	1	--	--	--	2		1
Total recurring Level 3 assets	$17,793	$(166)	$946	$(1,009)	$68	$17,632		$(133)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(265)	$105	$--	$5	$--	$(155)		$105
Total recurring Level 3 liabilities	$(265)	$105	$--	$5	$--	$(155)		$105

(1)     The effect to net income totals $(61) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(230) million in realized capital gains and losses, $65 million in net investment income, $1 million in interest credited to contractholder funds, and $(105) million in life and annuity contract benefits.

(2)     Comprises $296 million of assets and $137 million of liabilities.

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

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	June 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$7,173	$6,182	$7,935	$6,336
Limited partnership interests - cost basis	1,218	1,269	1,103	1,098
Bank loans	362	336	420	391

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial liabilities

($ in millions)	June 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$37,533	$36,586	$40,943	$39,328
Long-term debt	5,909	6,133	5,910	6,016
Liability for collateral	445	445	658	658

The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for the Company’s own credit risk.  Deferred annuities included in contractholder funds are valued using discounted cash flow models which incorporate market value margins, which are based on the cost of holding economic capital, and the Company’s own credit risk.  Immediate annuities without life contingencies and fixed rate funding agreements are valued at the present value of future benefits using market implied interest rates which include the Company’s own credit risk.

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

6.  Derivative Financial Instruments

The Company primarily uses derivatives for risk management and asset replication.  In addition, the Company has derivatives embedded in non-derivative “host” contracts that are required to be separated from the host contracts and accounted for at fair value.  With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.  The Company does not use derivatives for trading purposes.  Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements to permit the application of hedge accounting.

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

Property-Liability uses futures to hedge the market risk related to deferred compensation liability contracts and forward contracts to hedge foreign currency risk associated with holding foreign currency denominated investments and foreign operations.

Allstate Financial uses foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements and holding foreign currency denominated investments.  Credit default swaps are also typically used to mitigate the credit risk within the Allstate Financial fixed income portfolio.

Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to balance the respective interest-rate sensitivities of its assets and liabilities.  Depending upon the attributes of the

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, floors, swaptions and futures are acquired to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates.  Allstate Financial uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and futures and options for hedging the Company’s equity exposure contained in equity indexed annuity product contracts that offer equity returns to contractholders.  In addition, Allstate Financial uses interest rate swaps to hedge interest rate risk inherent in funding agreements.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of June 30, 2010, the Company pledged $69 million of securities and cash, in the form of margin deposits.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statements of Financial Position at June 30, 2010.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$39	n/a	$(3)	$--	$(3)
Foreign currency swap agreements	Other investments	41	n/a	5	5	--
Total		$80	n/a	$2	$5	$(3)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$573	n/a	$45	$49	$(4)
Interest rate swaption agreements	Other investments	1,000	n/a	9	9	--
Interest rate cap and floor agreements	Other investments	61	n/a	1	1	--
Financial futures contracts and options	Other investments	n/a	30,500	1	1	--
Financial futures contracts and options	Other assets	n/a	16,235	1	1	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	73	40,200	215	215	--
Options, futures and warrants	Other assets	n/a	1,621	3	3	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	40	n/a	3	3	--
Foreign currency forwards and options	Other investments	363	n/a	6	10	(4)
Embedded derivative financial instruments
Conversion options in fixed income securities	Fixed income securities	878	n/a	194	199	(5)
Equity-indexed call options in fixed income securities	Fixed income securities	425	n/a	57	57	--
Other embedded derivative financial instruments	Other investments	1,000	n/a	2	2	--
Credit default contracts
Credit Default Swaps – Buying Protection	Other investments	152	n/a	2	2	--
Credit Default Swaps – Selling Protection	Other investments	60	n/a	(3)	--	(3)
Other contracts
Other contracts	Other investments	13	n/a	--	--	--
Other contracts	Other assets	6	n/a	2	2	--
Total		$4,644	88,556	$538	$554	$(16)

Total derivative assets		$4,724	88,556	$540	$559	$(19)

(1)                Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2)                In addition to the number of contracts presented in the table, the Company held 1,483,373 stock warrants.  Stock warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$3,832	n/a	$(240)	$14	$(254)
Interest rate swap agreements	Contractholder funds	--	n/a	3	3	--
Foreign currency swap agreements	Other liabilities & accrued expenses	161	n/a	2	5	(3)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	435	n/a	27	27	--
Foreign currency and interest rate swap agreements	Contractholder funds	--	n/a	12	12	--
Total		$4,428	n/a	$(196)	$61	$(257)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$8,372	n/a	$(144)	$99	$(243)
Interest rate swaption agreements	Other liabilities & accrued expenses	9,250	n/a	15	15	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,563	n/a	(32)	1	(33)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	7,947	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	48	23,961	(49)	--	(49)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	50	n/a	8	8	--
Foreign currency forwards and options	Other liabilities & accrued expenses	377	n/a	(8)	6	(14)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,015	n/a	(75)	--	(75)
Guaranteed withdrawal benefits	Contractholder funds	721	n/a	(40)	--	(40)
Equity-indexed options in life and annuity product contracts	Contractholder funds	4,236	n/a	(106)	--	(106)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(4)	--	(4)
Credit default contracts
Credit Default Swaps – Buying Protection	Other liabilities & accrued expenses	844	n/a	2	14	(12)
Credit Default Swaps – Selling Protection	Other liabilities & accrued expenses	793	n/a	(104)	2	(106)
Total		$29,354	31,908	$(537)	$145	$(682)

Total derivative liabilities		$33,782	31,908	$(733)	$206	$(939)

Total derivatives		$38,506	120,464	$(193)

(1)                Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statements of Financial Position at December 31, 2009.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$45	n/a	$(3)	$--	$(3)
Foreign currency swap agreements	Other investments	23	n/a	(2)	--	(2)
Total		$68	n/a	$(5)	$--	$(5)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,206	n/a	$49	$62	$(13)
Interest rate swaption agreements	Other investments	8,500	n/a	95	95	--
Interest rate cap and floor agreements	Other investments	52	n/a	2	2	--
Financial futures contracts and options	Other investments	n/a	30,000	12	12	--
Financial futures contracts and options	Other assets	n/a	404	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	62	43,850	435	435	--
Options, futures and warrants	Other assets	n/a	102	--	--	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	53	n/a	1	1	--
Foreign currency forwards and options	Other investments	476	n/a	5	8	(3)
Embedded derivative financial instruments
Conversion options in fixed income securities	Fixed income securities	936	n/a	312	316	(4)
Equity-indexed call options in fixed income securities	Fixed income securities	475	n/a	89	89	--
Other embedded derivative financial instruments	Other investments	1,000	n/a	2	2	--
Credit default contracts
Credit Default Swaps – Buying Protection	Other investments	329	n/a	(6)	2	(8)
Credit Default Swaps – Selling Protection	Other investments	93	n/a	(8)	2	(10)
Other contracts
Other contracts	Other investments	75	n/a	--	--	--
Other contracts	Other assets	6	n/a	2	2	--
Total		$13,263	74,356	$990	$1,028	$(38)

Total derivative assets		$13,331	74,356	$985	$1,028	$(43)

(1)                Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2)                In addition to the number of contracts presented in the table, the Company held 101,255 stock rights and 1,352,432 stock warrants.  Stock rights and stock warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$2,443	n/a	$(230)	$--	$(230)
Foreign currency swap agreements	Other liabilities & accrued expenses	179	n/a	(18)	3	(21)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	870	n/a	231	231	--
Foreign currency and interest rate swap agreements	Contractholder funds	--	n/a	44	44	--
Total		$3,492	n/a	$27	$278	$(251)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$6,187	n/a	$28	$68	$(40)
Interest rate swaption agreements	Other liabilities & accrued expenses	2,000	n/a	34	34	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,896	n/a	(16)	9	(25)
Equity and index contracts
Options, futures and warrants	Other liabilities & accrued expenses	45	21,098	(214)	3	(217)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	54	n/a	3	3	--
Foreign currency forwards and options	Other liabilities & accrued expenses	185	n/a	2	2	--
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,113	n/a	(66)	--	(66)
Guaranteed withdrawal benefits	Contractholder funds	810	n/a	(41)	--	(41)
Equity-indexed options in life and annuity product contracts	Contractholder funds	4,321	n/a	(217)	--	(217)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	--	(3)
Credit default contracts
Credit Default Swaps – Buying Protection	Other liabilities & accrued expenses	839	n/a	(40)	5	(45)
Credit Default Swaps – Selling Protection	Other liabilities & accrued expenses	1,195	n/a	(65)	7	(72)
Total		$20,730	21,098	$(595)	$131	$(726)

Total derivative liabilities		$24,222	21,098	$(568)	$409	$(977)

Total derivatives		$37,553	95,454	$417

(1)           Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
Effective portion	2010	2009	2010	2009
Gain (loss) recognized in OCI on derivatives during the period	$22	$(28)	$28	$(24)
Gain (loss) recognized in OCI on derivatives during the term of the hedging relationship	2	(15)	2	(15)
Gain reclassified from AOCI into income (net investment income)	--	--	1	1
Gain reclassified from AOCI into income (realized capital gains and losses)	2	1	2	1
Ineffective portion and amount excluded from effectiveness
Gain recognized in income on derivatives (realized capital gains and losses)	--	--	--	--

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended June 30, 2010
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(72)	$2	$--	$13	$--	$(57)
Foreign currency and interest rate contracts	--	(1)	--	(16)	--	(17)
Subtotal	(72)	1	--	(3)	--	(74)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(282)	--	--	--	(282)
Equity and index contracts	--	82	--	(70)	(14)	(2)
Embedded derivative financial instruments	--	(106)	(28)	112	--	(22)
Foreign currency contracts	--	3	--	--	(1)	2
Credit default contracts	--	(9)	--	--	--	(9)
Other contracts	--	1	--	2	--	3
Subtotal	--	(311)	(28)	44	(15)	(310)
Total	$(72)	$(310)	$(28)	$41	$(15)	$(384)

	Six months ended June 30, 2010
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(113)	$2	$--	$12	$--	$(99)
Foreign currency and interest rate contracts	--	(1)	--	(40)	--	(41)
Subtotal	(113)	1	--	(28)	--	(140)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(438)	--	--	--	(438)
Equity and index contracts	--	43	--	(36)	(8)	(1)
Embedded derivative financial instruments	--	(119)	(8)	110	--	(17)
Foreign currency contracts	--	20	--	--	(6)	14
Credit default contracts	--	(3)	--	--	--	(3)
Other contracts	--	1	--	2	--	3
Subtotal	--	(496)	(8)	76	(14)	(442)
Total	$(113)	$(495)	$(8)	$48	$(14)	$(582)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended June 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$9	$(24)	$15	$--
Net investment income	(43)	--	--	43
Realized capital gains and losses	2	(1)	--	--
Total	$(32)	$(25)	$15	$43

	Six months ended June 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$8	$(57)	$49	$--
Net investment income	(56)	--	--	56
Realized capital gains and losses	2	(1)	--	--
Total	$(46)	$(58)	$49	$56

	Three months ended June 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$--	$79	$(79)	$--
Net investment income	105	--	--	(105)
Realized capital gains and losses	6	(2)	--	--
Total	$111	$77	$(79)	$(105)

	Six months ended June 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$44	$(18)	$--
Net investment income	145	--	--	(145)
Realized capital gains and losses	10	(3)	--	--
Total	$129	$41	$(18)	$(145)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of June 30, 2010, counterparties pledged $3 million in cash and $9 million in securities to the Company, and the Company pledged $4 million in cash and $366 million in securities to counterparties which includes $327 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $43 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives including futures and certain option contracts

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

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

($ in millions)	June 30, 2010				December 31, 2009
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$672	$21	$12	2	$3,269	$26	$1
A+	3	1,547	14	11	5	12,359	204	57
A	2	94	--	--	3	2,551	62	30
A-	1	89	30	30	1	145	23	23
Total	7	$2,402	$65	$53	11	$18,324	$315	$111

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

($ in millions)	June 30, 2010	December 31, 2009
Gross liability fair value of contracts containing credit-risk-contingent features	$633	$429
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(216)	(265)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(327)	(122)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$90	$42

Credit derivatives - selling protection

Credit default swaps (“CDS”) are utilized for selling credit protection against a specified credit event.  A credit default swap is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

referred to as the “reference entity” or a portfolio of “reference entities”), for a periodic premium.  In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative.  CDS typically have a five-year term.

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of June 30, 2010:

($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$--	$50	$144	$157	$20	$371	$(13)
High yield debt		--	--	--	12	12	(1)
Municipal	--	190	--	--	--	190	(18)
Subtotal	--	240	144	157	32	573	(32)
Baskets
Tranche
Investment grade corporate debt	--	--	--	--	65	65	(35)
First-to-default
Investment grade corporate debt	--	--	--	15	--	15	--
Municipal	--	--	100	--	--	100	(39)
Subtotal	--	--	100	15	65	180	(74)
Index
Investment grade corporate debt	1	2	26	66	5	100	(1)
Total	$1	$242	$270	$238	$102	$853	$(107)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2009:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$63	$86	$84	$30	$263	$(12)
High yield debt	--	--	--	10	10	--
Municipal	135	--	--	--	135	(10)
Subtotal	198	86	84	40	408	(22)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(27)
First-to-default
Investment grade corporate debt	--	45	15	--	60	--
Municipal	20	135	--	--	155	(28)
Subtotal	20	180	15	65	280	(55)
Index
Investment grade corporate debt	14	159	408	19	600	4
Total	$232	$425	$507	$124	$1,288	$(73)

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Reinsurance

Property-liability insurance premiums and life and annuity premiums and contract charges have been reduced by the reinsurance ceded amounts shown in the following table:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Property-liability insurance premiums	$273	$264	$541	$529
Life and annuity premiums and contract charges	202	202	393	406

Property-liability insurance claims and claims expense and life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Property-liability insurance claims and claims expense	$111	$67	$191	$178
Life and annuity contract benefits	219	157	349	618
Interest credited to contractholder funds	9	9	16	15

9.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  In the six months ended June 30, 2010, restructuring programs primarily relate to Allstate Protection’s claim and field sales office consolidations and realignment of litigation services.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $13 million and $32 million during the three months ended June 30, 2010 and 2009, respectively, and $24 million and $77 million for the six months ended June 30, 2010 and 2009, respectively.

The following table presents changes in the restructuring liability during the six months ended June 30, 2010.

($ in millions)	Employee costs	Exit costs	Total liability
Balance at December 31, 2009	$45	$6	$51
Expense incurred	15	--	15
Adjustments to liability	(5)	--	(5)
Payments applied against liability	(20)	(1)	(21)
Balance at June 30, 2010	$35	$5	$40

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of June 30, 2010, the cumulative amount incurred to date for active programs totaled $168 million for employee costs and $45 million for exit costs.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $111 million at June 30, 2010.  The obligations associated with these fixed income securities expire at various dates on or before March 26, 2014.

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

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective June 30, 2010, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $12 million at June 30, 2010.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2010.

Regulation and Compliance

The Company is subject to changing social, economic and regulatory conditions.  From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, and otherwise expand overall regulation of insurance products and the insurance industry.  The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting.  The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies.  As a result of these reviews, from time to time the Company may decide to modify some of

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

its procedures and policies.  Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred.  The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Proceedings

There is a nationwide putative class action pending against Allstate that challenges Allstate’s use of a vendor’s automated database in valuing total loss automobiles.  To a large degree, this lawsuit mirrors similar lawsuits filed against other carriers in the industry.  Plaintiffs allege that Allstate systematically underpays first party total loss vehicle claims.  The plaintiffs are seeking actual and punitive damages.  The lawsuit is in the discovery stage and Allstate is vigorously defending it.  Management believes that this lawsuit, as it has evolved over time, is not likely to be material.

The Company is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina, including individual lawsuits and a statewide putative class action in Louisiana.  The Louisiana Attorney General filed a putative class action lawsuit in state court against Allstate and other insurers on behalf of Road Home fund recipients alleging that the insurers have failed to pay all damages owed under their policies.  The insurers removed the matter to federal court.  The district court denied plaintiffs’ motion to remand the matter to state court and the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) affirmed that ruling.  The defendants filed a motion to dismiss and the plaintiffs filed a motion to remand the claims involving a Road Home subrogation agreement.  In March 2009, the district court denied the State’s request that its claims be remanded to state court.  As for the defendant insurers’ motion, the judge granted it in part and denied it in part.  Dismissal of all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims, was granted.  Dismissal also was granted of all claims based on the Valued Policy Law and all flood loss claims based on the levee breaches finding that the insurers flood exclusions precluded coverage.  The remaining claims are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  The judge did not dismiss the class action allegations.  The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The judge denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants have filed a petition for permission to appeal to the Fifth Circuit.  The Fifth Circuit has accepted review.  After the Fifth Circuit accepted review, plaintiffs filed a motion to remand the case to state court, asserting that the class claims on which federal jurisdiction was premised have now effectively been dismissed as a result of a ruling in a related case.  The Fifth Circuit has denied the motion for remand, without prejudice to plaintiffs’ right to refile the motion for remand after the Fifth Circuit disposes of the pending appeal.  The Fifth Circuit heard oral argument on July 7, 2010 and a decision is pending.

Allstate has been vigorously defending a lawsuit involving worker classification issues.  This lawsuit is a certified class action challenging a state wage and hour law.  In this case, plaintiffs sought monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief.  In December 2009, the liability phase of the case was tried and, on July 6, 2010, the court issued its decision finding in favor of Allstate on all claims.  The time for appeal has not yet run.

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

In these agency program reorganization matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

In New Mexico, Allstate is defending a certified class action challenging the method by which Allstate discloses installment fees.  The class members are limited to New Mexico policyholders based on the trial court’s acceptance of plaintiffs’ amended complaint.  The plaintiffs contend that installment fees must be disclosed on the insurance policy itself, which would include the declarations page, because the fees allegedly meet the legal definition of “premium”.  Plaintiffs seek repayment of installment fees since October 1996.  As a result of current developments, management believes that this lawsuit, as it is resolved over time, is not likely to be material.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.14 billion and $1.18 billion, net of reinsurance recoverables of $582 million and $600 million, at June 30, 2010 and December 31, 2009, respectively.  Reserves for environmental claims were $190 million and $198 million, net of reinsurance recoverables of $48 million and $49 million, at June 30, 2010 and December 31, 2009, respectively.  Approximately 60% and 62% of the total net asbestos and environmental reserves at June 30, 2010 and December 31, 2009, respectively, were for incurred but not reported estimated losses.

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

11.  Income Taxes

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the six months ended June 30 is as follows:

($ in millions)	2010		2009

Statutory federal income tax rate - expense	$96	35.0%	$116	35.0%
Tax-exempt income	(98)	(35.8)	(134)	(40.6)
Dividends received deduction	(9)	(3.3)	(8)	(2.3)
Deferred foreign tax credit	2	0.8	11	3.4
Adjustment to prior year tax liabilities	--	--	(19)	(5.7)
State income taxes	5	1.8	7	2.2
Non-deductible executive compensation	5	1.8	--	--
Other	7	2.6	(6)	(1.9)
Valuation allowance	--	--	248	75.1
Effective income tax rate - expense	$8	2.9%	$215	65.2%

Income tax expense for the six months ended June 30, 2009 included expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Pension benefits
Service cost	$37	$31	$75	$63
Interest cost	80	83	160	165
Expected return on plan assets	(82)	(99)	(165)	(198)
Amortization of:
Prior service credit	--	--	(1)	(1)
Net actuarial loss	39	4	79	8
Settlement loss	13	16	26	32
Net periodic pension cost	$87	$35	$174	$69

Postretirement benefits
Service cost	$3	$3	$6	$7
Interest cost	10	15	20	29
Amortization of:
Prior service (credit) cost	(5)	1	(11)	1
Net actuarial gain	(6)	(8)	(11)	(16)
Net periodic postretirement benefit cost	$2	$11	$4	$21

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$4,154	$4,162	$8,291	$8,326
Non-standard auto	230	247	464	493
Total auto	4,384	4,409	8,755	8,819
Homeowners	1,512	1,523	3,028	3,058
Other personal lines	617	628	1,233	1,266
Allstate Protection	6,513	6,560	13,016	13,143
Discontinued Lines and Coverages	--	--	--	(1)
Total property-liability insurance premiums	6,513	6,560	13,016	13,142
Net investment income	310	334	614	678
Realized capital gains and losses	(106)	201	(296)	(113)
Total Property-Liability	6,717	7,095	13,334	13,707

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	104	100	210	200
Immediate annuities with life contingencies	31	34	58	68
Accident and health	151	114	307	226
Total life and annuity premiums	286	248	575	494
Interest-sensitive life insurance	249	235	491	461
Fixed annuities	10	11	23	23
Total contract charges	259	246	514	484
Total life and annuity premiums and contract charges	545	494	1,089	978
Net investment income	723	764	1,454	1,583
Realized capital gains and losses	(353)	121	(515)	78
Total Allstate Financial	915	1,379	2,028	2,639

Corporate and Other
Service fees	3	1	6	4
Net investment income	16	10	31	23
Realized capital gains and losses	8	6	12	4
Total Corporate and Other before reclassification of service fees	27	17	49	31
Reclassification of service fees (1)	(3)	(1)	(6)	(4)
Total Corporate and Other	24	16	43	27
Consolidated revenues	$7,656	$8,490	$15,405	$16,373

(1)           For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income
Property-Liability
Underwriting income
Allstate Protection	$209	$1	$284	$215
Discontinued Lines and Coverages	(2)	(4)	(6)	(10)
Total underwriting income (loss)	207	(3)	278	205
Net investment income	310	334	614	678
Income tax expense on operations	(149)	(40)	(237)	(176)
Realized capital gains and losses, after-tax	(69)	131	(192)	(185)
Property-Liability net income	299	422	463	522

Allstate Financial
Life and annuity premiums and contract charges	545	494	1,089	978
Net investment income	723	764	1,454	1,583
Periodic settlements and accruals on non-hedge derivative financial instruments	11	(3)	28	(2)
Contract benefits and interest credited to contractholder funds	(935)	(927)	(1,840)	(1,856)
Operating costs and expenses and amortization of deferred policy acquisition costs	(157)	(235)	(335)	(465)
Restructuring and related charges	1	(2)	1	(20)
Income tax expense on operations	(63)	(26)	(133)	(68)
Operating income	125	65	264	150
Realized capital gains and losses, after-tax	(230)	82	(335)	(88)
DAC and DSI accretion (amortization) related to realized capital gains and losses, after-tax	4	(131)	2	(150)
DAC and DSI unlocking related to realized capital gains and losses, after-tax	--	--	(18)	(224)
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(7)	2	(18)	1
Gain on disposition of operations, after-tax	1	1	2	3
Allstate Financial net (loss) income	(107)	19	(103)	(308)

Corporate and Other
Service fees (1)	3	1	6	4
Net investment income	16	10	31	23
Operating costs and expenses (1)	(104)	(104)	(204)	(197)
Income tax benefit on operations	33	36	65	68
Operating loss	(52)	(57)	(102)	(102)
Realized capital gains and losses, after-tax	5	5	7	3
Corporate and Other net loss	(47)	(52)	(95)	(99)
Consolidated net income	$145	$389	$265	$115

(1)                For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.  Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2010			2009
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$492	$(172)	$320	$3,239	$(1,043)	$2,196
Less: reclassification adjustment of realized capital gains and losses	(142)	50	(92)	(57)	20	(37)
Unrealized net capital gains and losses	634	(222)	412	3,296	(1,063)	2,233
Unrealized foreign currency translation adjustments	(27)	10	(17)	30	(10)	20
Unrecognized pension and other postretirement benefit cost	31	(10)	21	(12)	4	(8)
Other comprehensive income	$638	$(222)	416	$3,314	$(1,069)	2,245
Net income			145			389
Comprehensive income			$561			$2,634

	Six months ended June 30,
	2010			2009
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,574	$(550)	$1,024	$2,896	$(999)	$1,897
Less: reclassification adjustment of realized capital gains and losses	(268)	94	(174)	(473)	166	(307)
Unrealized net capital gains and losses	1,842	(644)	1,198	3,369	(1,165)	2,204
Unrealized foreign currency translation adjustments	(5)	2	(3)	18	(6)	12
Unrecognized pension and other postretirement benefit cost	57	(19)	38	(13)	4	(9)
Other comprehensive income	$1,894	$(661)	1,233	$3,374	$(1,167)	2,207
Net income			265			115
Comprehensive income			$1,498			$2,322

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009.  These interim financials statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

August 4, 2010

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

HIGHLIGHTS

•               Consolidated net income was $145 million in the second quarter of 2010 compared to $389 million in the second quarter of 2009, and $265 million in the first six months of 2010 compared to $115 million in the first six months of 2009.  Net income per diluted share was $0.27 in the second quarter of 2010 compared to $0.72 in the second quarter of 2009, and $0.49 in the first six months of 2010 compared to $0.21 in the first six months of 2009.

•               Property-Liability net income was $299 million in the second quarter of 2010 compared to $422 million in the second quarter of 2009, and $463 million in the first six months of 2010 compared to $522 million in the first six months of 2009.

•               The Property-Liability combined ratio was 96.8 in the second quarter of 2010 compared to 100.0 in the second quarter of 2009, and 97.9 in the first six months of 2010 compared to 98.4 in the first six months of 2009.

•               Allstate Financial had a net loss of $107 million in the second quarter of 2010 compared to net income of $19 million in the second quarter of 2009, and a net loss of $103 million in the first six months of 2010 compared to a net loss of $308 million in the first six months of 2009.

•               Total revenues were $7.66 billion in the second quarter of 2010 compared to $8.49 billion in the second quarter of 2009, and $15.41 billion in the first six months of 2010 compared to $16.37 billion in the first six months of 2009.

•               Property-Liability premiums earned in the second quarter of 2010 totaled $6.51 billion, a decrease of 0.7% from $6.56 billion in the second quarter of 2009, and $13.02 billion in the first six months of 2010, a decrease of 1.0% from $13.14 billion in the first six months of 2009.

•               Net realized capital losses were $451 million in the second quarter of 2010 compared to net realized capital gains of $328 million in the second quarter of 2009, and net realized capital losses were $799 million in the first six months of 2010 compared to $31 million in the first six months of 2009.

•               Investments as of June 30, 2010 totaled $99.94 billion, an increase of 0.1% from $99.83 billion as of December 31, 2009.  Net investment income in the second quarter of 2010 was $1.05 billion, a decrease of 5.3% from $1.11 billion in the second quarter of 2009, and $2.10 billion in the first six months of 2010, a decrease of 8.1% from $2.28 billion in the first six months of 2009.

•               Book value per diluted share (ratio of shareholders’ equity to total shares outstanding and dilutive potential shares outstanding) was $33.24 as of June 30, 2010, an increase of 19.3% from $27.87 as of June 30, 2009 and an increase of 7.8% from $30.84 as of December 31, 2009.

•               For the twelve months ended June 30, 2010, return on the average of beginning and ending period shareholders’ equity was 6.1%, an increase of 17.2 points from (11.1)% for the twelve months ended June 30, 2009.

•               At June 30, 2010, we had $18.04 billion in capital.  This total included $3.05 billion in deployable invested assets at the parent holding company level.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

CONSOLIDATED NET INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Property-liability insurance premiums	$6,513	$6,560	$13,016	$13,142
Life and annuity premiums and contract charges	545	494	1,089	978
Net investment income	1,049	1,108	2,099	2,284
Realized capital gains and losses:
Total other-than-temporary impairment losses	(288)	(471)	(538)	(1,196)
Portion of loss recognized in other comprehensive income	(18)	154	(23)	154
Net other-than-temporary impairment losses recognized in earnings	(306)	(317)	(561)	(1,042)
Sales and other realized capital gains and losses	(145)	645	(238)	1,011
Total realized capital gains and losses	(451)	328	(799)	(31)
Total revenues	7,656	8,490	15,405	16,373

Costs and expenses
Property-liability insurance claims and claims expense	(4,714)	(5,002)	(9,506)	(9,722)
Life and annuity contract benefits	(485)	(407)	(927)	(794)
Interest credited to contractholder funds	(450)	(561)	(913)	(1,140)
Amortization of deferred policy acquisition costs	(949)	(1,229)	(1,963)	(2,626)
Operating costs and expenses	(789)	(702)	(1,618)	(1,503)
Restructuring and related charges	(13)	(32)	(24)	(77)
Interest expense	(92)	(97)	(184)	(185)
Total costs and expenses	(7,492)	(8,030)	(15,135)	(16,047)

Gain on disposition of operations	2	1	3	4
Income tax expense	(21)	(72)	(8)	(215)
Net income	$145	$389	$265	$115

Property-Liability	$299	$422	$463	$522
Allstate Financial	(107)	19	(103)	(308)
Corporate and Other	(47)	(52)	(95)	(99)
Net income	$145	$389	$265	$115

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

PROPERTY-LIABILITY HIGHLIGHTS

•             Premiums written, an operating measure that is defined and reconciled to premiums earned in the Property-Liability Operations section of the MD&A, increased 0.4% to $6.64 billion in the second quarter of 2010 from $6.62 billion in the second quarter of 2009, and 0.1% to $12.90 billion in the first six months of 2010 from $12.88 billion in the first six months of 2009.

-                Allstate brand standard auto premiums written increased 1.9% to $3.95 billion in the second quarter of 2010 from $3.88 billion in the second quarter of 2009, and 1.5% to $7.97 billion in the first six months of 2010 from $7.85 billion in the first six months of 2009.

-                Allstate brand homeowners premiums written increased 2.2% to $1.57 billion in the second quarter of 2010 from $1.53 billion in the second quarter of 2009, and increased 1.9% to $2.75 billion in the first six months of 2010 from $2.70 billion in the first six months of 2009.

-                Encompass brand premiums written decreased 20.4% to $288 million in the second quarter of 2010 from $362 million in the second quarter of 2009, and 20.8% to $551 million in the first six months of 2010 from $696 million in the first six months of 2009.

•      Premium operating measures and statistics contributing to overall Allstate brand standard auto premiums written   increase were the following:

-                1.7% decrease in policies in force (“PIF”) as of June 30, 2010 compared to June 30, 2009

-                 3.3% increase in the six month policy term average gross premium before reinsurance to $444 in both the second quarter and first six months of 2010 from $430 in the same periods of 2009

-                 the six month renewal ratio was 89.0% and 88.9% in the second quarter and first six months of 2010, respectively, and was comparable to the same periods of 2009

-                 0.4% increase in new issued applications in the second quarter of 2010 compared to the same period of 2009, and 5.4% decrease in new issued applications in the first six months of 2010 compared to the same period of 2009

•                  Premium operating measures and statistics contributing to overall Allstate brand homeowners premiums written increase were the following:

-                 4.0% decrease in PIF as of June 30, 2010 compared to June 30, 2009

-                 6.1% increase in the twelve month policy term average gross premium before reinsurance to $933 in the second quarter of 2010 from $879 in the second quarter of 2009, and 6.4% increase in the twelve month policy term average gross premium before reinsurance to $927 in the first six months of 2010 from $871 in the first six months of 2009

-                 0.3 point increase in the twelve month renewal ratio to 88.3% in the second quarter of 2010 compared to 88.0% in the second quarter of 2009, and 0.4 point increase in the twelve month renewal ratio to 88.2% in the first six months of 2010 compared to 87.8% in the first six months of 2009

-                 4.1% increase in new issued applications in the second quarter of 2010 compared to the same period of 2009, and 0.7% decrease in new issued applications in the first six months of 2010 compared to the same period of 2009

-                 $3 million decrease in catastrophe reinsurance costs to $136 million in the second quarter of 2010 from $139 million in the second quarter of 2009, and $9 million decrease in catastrophe reinsurance costs to $271 million in the first six months of 2010 from $280 million in the first six months of 2009

•             Factors comprising the Allstate brand standard auto loss ratio decrease of 0.6 points to 70.1 in the second quarter of 2010 from 70.7 in the second quarter of 2009, and the loss ratio of 69.8 in the first six months of 2010 which was comparable to the first six months of 2009 were the following:

-                1.9% and 0.9% increase in standard auto claim frequency (rate of claim occurrence per policy in force) for property damage in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009

-                4.2% and 4.8% increase in standard auto claim frequency for bodily injury in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009

-                1.5% and 0.5% decrease in auto claim severities (average cost per claim) for property damage in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009

-                1.0% and 1.1% decrease in auto claim severities for bodily injury in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

•             Factors comprising the Allstate brand homeowners loss ratio, which includes catastrophes, decrease of 12.5 points to 82.6 in the second quarter of 2010 from 95.1 in the second quarter of 2009, and a decrease of 3.9 points to 85.0 in the first six months of 2010 from 88.9 in the first six months of 2009 were the following:

-                11.1 point decrease in the effect of catastrophe losses to 34.7 points in the second quarter of 2010 compared to 45.8 points in the second quarter of 2009, and 0.7 point decrease in the effect of catastrophe losses to 35.9 points in the first six months of 2010 compared to 36.6 points in the first six months of 2009

-                1.7% and 3.3% increase in homeowner claim frequency, excluding catastrophes, in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009

-                0.7% and 0.1% decrease in claim severity, excluding catastrophes, in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009

•             Factors comprising the $182 million decrease in catastrophe losses to $636 million in the second quarter of 2010 compared to $818 million in the second quarter of 2009, and $50 million decrease to $1.28 billion in the first six months of 2010 compared to $1.33 billion in the first six months of 2009 were the following:

-                $83 million of favorable reserve reestimates in the second quarter of 2010 compared to $1 million unfavorable reserve reestimates in the second quarter of 2009, and $98 million favorable reserve reestimates in the first six months of 2010 compared to $59 million favorable reserve reestimates in the first six months of 2009

-                30 events with $758 million of losses in the second quarter of 2010 compared to 31 events with losses of $795 million in the second quarter of 2009, and 41 events with losses of $1.38 billion in the first six months of 2010 compared to 45 events with losses of $1.39 billion in the first six months of 2009

•             Factors comprising prior year reserve reestimates of $150 million favorable in the second quarter of 2010 compared to $20 million unfavorable in the second quarter of 2009, and prior year reserve reestimates of $173 million favorable in the first six months of 2010 compared to $35 million favorable in the first six months of 2009 included:

-                  prior year reserve reestimates related to auto, homeowners and other personal lines in the second quarter of 2010 contributed $85 million favorable, $61 million favorable and $5 million favorable, respectively, compared to prior year reserve reestimates in the second quarter of 2009 of $4 million favorable, $11 million favorable and $32 million unfavorable, respectively, and prior year reserve reestimates related to auto, homeowners and other personal lines in the first six months of 2010 contributed $80 million favorable, $69 million favorable and $27 million favorable, respectively, compared to prior year reserve reestimates in the first six months of 2009 of $39 million favorable, $43 million favorable and $41 million unfavorable, respectively

-                  prior year reserve reestimates in both the second quarter and first six months of 2010 are largely attributable to prior year catastrophes and severity development that was better than expected

•             Property-Liability underwriting income of $207 million in the second quarter of 2010 compared to an underwriting loss of $3 million in the second quarter of 2009, and Property-Liability underwriting income of $278 million in the first six months of 2010 compared to $205 million in the first six months of 2009 included the following primary contributing factor:

-                Allstate brand homeowners loss ratio, which includes catastrophes, decreased 12.5 points to 82.6 in the second quarter of 2010 from 95.1 in the second quarter of 2009, and decreased 3.9 points to 85.0 in the first six months of 2010 from 88.9 in the first six months of 2009

Underwriting income (loss), a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•             Property-Liability investments as of June 30, 2010 were $35.07 billion, an increase of 1.6% from $34.53 billion as of December 31, 2009.  Net investment income was $310 million in the second quarter of 2010, a decrease of 7.2% from $334 million in the second quarter of 2009, and $614 million in the first six months of 2010, a decrease of 9.4% from $678 million in the first six months of 2009.

•             Net realized capital losses were $106 million in the second quarter of 2010 compared to net realized capital gains of $201 million in the second quarter of 2009, and net realized capital losses were $296 million in the first six months of 2010 compared to $113 million in the first six months of 2009.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Summarized financial data, a reconciliation of underwriting income (loss) to net income, and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Premiums written	$6,640	$6,615	$12,898	$12,884

Revenues
Premiums earned	$6,513	$6,560	$13,016	$13,142
Net investment income	310	334	614	678
Realized capital gains and losses	(106)	201	(296)	(113)
Total revenues	6,717	7,095	13,334	13,707

Costs and expenses
Claims and claims expense	(4,714)	(5,002)	(9,506)	(9,722)
Amortization of DAC	(914)	(940)	(1,839)	(1,889)
Operating costs and expenses	(664)	(591)	(1,368)	(1,269)
Restructuring and related charges	(14)	(30)	(25)	(57)
Total costs and expenses	(6,306)	(6,563)	(12,738)	(12,937)

Income tax expense	(112)	(110)	(133)	(248)
Net income	$299	$422	$463	$522

Underwriting income (loss)	$207	$(3)	$278	$205
Net investment income	310	334	614	678
Income tax expense on operations	(149)	(40)	(237)	(176)
Realized capital gains and losses, after-tax	(69)	131	(192)	(185)
Net income	$299	$422	$463	$522

Catastrophe losses (1)	$636	$818	$1,284	$1,334

GAAP operating ratios
Claims and claims expense ratio	72.4	76.2	73.1	74.0
Expense ratio	24.4	23.8	24.8	24.4
Combined ratio	96.8	100.0	97.9	98.4
Effect of catastrophe losses on combined ratio (1) Effect of catastrophe losses on combined ratio	9.8	12.5	9.9	10.2
Effect of prior year reserve reestimates on combined ratio (1)	(2.3)	0.3	(1.3)	(0.3)
Effect of restructuring and related charges on combined ratio	0.2	0.5	0.2	0.4
Effect of Discontinued Lines and Coverages on combined ratio	--	--	0.1	--

(1) Prior year reserve reestimates included in catastrophe losses totaled $83 million and $98 million favorable in the three months and six months ended June 30 2010, respectively, compared to $1 million unfavorable and $59 million favorable in the three months and six months ended June 30, 2009, respectively.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Premiums written:
Allstate Protection	$6,640	$6,615	$12,898	$12,885
Discontinued Lines and Coverages	--	--	--	(1)
Property-Liability premiums written	6,640	6,615	12,898	12,884
(Increase) decrease in unearned premiums	(110)	(70)	135	267
Other	(17)	15	(17)	(9)
Property-Liability premiums earned	$6,513	$6,560	$13,016	$13,142

Premiums earned:
Allstate Protection	$6,513	$6,560	$13,016	$13,143
Discontinued Lines and Coverages	--	--	--	(1)
Property-Liability	$6,513	$6,560	$13,016	$13,142

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Standard auto	$3,948	$3,876	$169	$217	$4,117	$4,093
Non-standard auto	220	232	1	5	221	237
Homeowners	1,565	1,532	94	112	1,659	1,644
Other personal lines (1)	619	613	24	28	643	641
Total	$6,352	$6,253	$288	$362	$6,640	$6,615

	Six months ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Standard auto	$7,971	$7,854	$329	$421	$8,300	$8,275
Non-standard auto	457	473	4	13	461	486
Homeowners	2,754	2,703	174	209	2,928	2,912
Other personal lines (1)	1,165	1,159	44	53	1,209	1,212
Total	$12,347	$12,189	$551	$696	$12,898	$12,885

(1) Other personal lines include commercial, condominium, renters, involuntary auto and other personal lines.

Allstate brand premiums written, excluding Allstate Canada, by the direct channel increased 24.0% to $181 million in the second quarter of 2010 from $146 million in the second quarter of 2009, and 25.3% to $366 million in the first six months of 2010 from $292 million in the first six months of 2009.  The direct channel includes call centers and the internet.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Standard auto	$3,969	$3,928	$185	$234	$4,154	$4,162
Non-standard auto	228	240	2	7	230	247
Homeowners	1,416	1,409	96	114	1,512	1,523
Other personal lines	592	600	25	28	617	628
Total	$6,205	$6,177	$308	$383	$6,513	$6,560

	Six months ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Standard auto	$7,912	$7,845	$379	$481	$8,291	$8,326
Non-standard auto	458	477	6	16	464	493
Homeowners	2,832	2,826	196	232	3,028	3,058
Other personal lines	1,184	1,210	49	56	1,233	1,266
Total	$12,386	$12,358	$630	$785	$13,016	$13,143

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

•      Average premium-gross written:  Gross premiums written divided by issued item count.  Gross premiums written include the impacts from discounts and surcharges, and exclude the impacts from mid-term premium adjustments, ceded reinsurance premiums, or premium refund accruals.  Allstate brand average gross premiums represent the appropriate policy term for each line, which is 6 months for standard and non-standard auto and 12 months for homeowners.  Encompass brand average gross premiums represent the appropriate policy term for each line, which is 12 months for standard auto and homeowners and 6 months for non-standard auto.

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

Standard auto premiums written totaled $4.12 billion in the second quarter of 2010, an increase of 0.6% from $4.09 billion in the second quarter of 2009, and $8.30 billion in the first six months of 2010, an increase of 0.3% from $8.28 billion in the first six months of 2009.

	Allstate brand		Encompass brand
Standard Auto	2010	2009	2010	2009
Three months ended June 30,
PIF (thousands)	17,529	17,836	750	984
Average premium-gross written (1)	$444	$430	$989	$966
Renewal ratio (%) (1)	89.0	89.0	66.9	69.4

Six months ended June 30,
PIF (thousands)	17,529	17,836	750	984
Average premium-gross written (1)	$444	$430	$993	$961
Renewal ratio (%) (1)	88.9	88.8	67.8	69.8

(1) Policy term is six months for Allstate brand and twelve months for Encompass brand.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Allstate brand standard auto premiums written totaled $3.95 billion in the second quarter of 2010, an increase of 1.9% from $3.88 billion in the second quarter of 2009, and $7.97 billion in the first six months of 2010, an increase of 1.5% from $7.85 billion in the first six months of 2009.  Contributing to the Allstate brand standard auto premiums written increase in the second quarter and first six months of 2010 compared to the same periods of 2009 were the following:

–      decrease in PIF as of June 30, 2010 compared to June 30, 2009, due to fewer policies available to renew

–      0.4% increase in new issued applications on a countrywide basis to 498 thousand in the second quarter of 2010 from 496 thousand in the second quarter of 2009, and 5.4% decrease to 962 thousand in the first six months of 2010 from 1,017 thousand in the first six months of 2009 impacted by decreases in Florida and California, due in part to rate actions that were approved in 2009 in these markets and other actions to improve profitability.  Excluding Florida and California, new issued applications on a countrywide basis increased 14.3% to 391 thousand in the second quarter of 2010 from 342 thousand in the second quarter of 2009, and increased 9.7% to 757 thousand in the first six months of 2010 from 690 thousand in the first six months of 2009, with new issued application increases in 39 states, most of which offer an auto discount (the Preferred Package Discount) for our target customer (multi-car residence owner).

–      increase in average gross premium in the second quarter and first six months of 2010 compared to the same periods of 2009, primarily due to rate changes, partially offset by customers electing to change coverage levels of their policy

–      the renewal ratio in the second quarter and first six months of 2010 was comparable to the same periods of 2009.

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

	Three months ended June 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2010	2009	2010	2009	2010	2009
Allstate brand	32 (4) (5)	12	0.2	0.8	0.5	4.3
Encompass brand	10	8	(0.1)	1.0	(0.5)	8.3

	Six months ended June 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2010	2009	2010	2009	2010	2009
Allstate brand (4)	34 (5)	25	0.5	1.7	1.1	4.6
Encompass brand	14	30	1.4	4.6	3.2	8.0

(1)

Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2010 and 2009, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2010 and 2009, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for standard auto totaled $23 million and $82 million in the three months and six months ended June 30, 2010, respectively, compared to $131 million and $309 million in the three months and six months ended June 30, 2009, respectively.

(4)	Includes Washington D.C.
(5)	Includes targeted rate decreases in certain markets to improve our competitive position for target customers.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Non-standard auto premiums written totaled $221 million in the second quarter of 2010, a decrease of 6.8% from $237 million in the second quarter of 2009, and $461 million in the first six months of 2010, a decrease of 5.1% from $486 million in the first six months of 2009.

	Allstate brand		Encompass brand
Non-Standard Auto	2010	2009	2010	2009
Three months ended June 30,
PIF (thousands)	706	743	10	29
Average premium-gross written	$619	$612	$429	$477
Renewal ratio (%)	72.5	73.3	40.2	70.0

Six months ended June 30,
PIF (thousands)	706	743	10	29
Average premium-gross written	$619	$613	$436	$484
Renewal ratio (%)	72.1	72.4	45.3	69.0

Allstate brand non-standard auto premiums written totaled $220 million in the second quarter of 2010, a decrease of 5.2% from $232 million in the second quarter of 2009, and $457 million in the first six months of 2010, a decrease of 3.4% from $473 million in the first six months of 2009.  Contributing to the Allstate brand non-standard auto premiums written decrease in the second quarter and first six months of 2010 compared to the same periods of 2009 were the following:

–	decrease in PIF as of June 30, 2010 compared to June 30, 2009, due to a decline in the number of polices available to renew
–

10.5% decrease in new issued applications to 77 thousand in the second quarter of 2010 from 86 thousand in the second quarter of 2009, and 6.4% decrease to 176 thousand in the first six months of 2010 from 188 thousand in the first six months of 2009

–	increase in average gross premium in the second quarter and first six months of 2010 compared to the same periods of 2009
–	0.8 point and 0.3 point decrease in the renewal ratio in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009

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

	Three months ended June 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2010	2009	2010	2009	2010	2009
Allstate brand	5 (4)	2	2.7	0.1	10.9	3.2
Encompass brand	--	--	--	--	--	--

	Six months ended June 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2010	2009	2010	2009	2010	2009
Allstate brand	6 (4)	6	3.6	0.3	12.5	2.2
Encompass brand	--	1	--	0.9	--	31.7

(1)

Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2010 and 2009, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2010 and 2009, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $24 million and $32 million in the three months and six months ended June 30, 2010, respectively, compared to $1 million and $3 million in the three months and six months ended June 30, 2009, respectively.

(4)	Includes Washington D.C.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Homeowners premiums written totaled $1.66 billion in the second quarter of 2010, an increase of 0.9% from $1.64 billion in the second quarter of 2009, and $2.93 billion in the first six months of 2010, an increase of 0.5% from $2.91 billion in the first six months of 2009.  Excluding the cost of catastrophe reinsurance, premiums written increased 0.7% and 0.2% in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009.

	Allstate brand		Encompass brand
Homeowners	2010	2009	2010	2009
Three months ended June 30,
PIF (thousands)	6,821	7,104	336	411
Average premium-gross written (12 months)	$933	$879	$1,301	$1,255
Renewal ratio (%)	88.3	88.0	76.5	79.3

Six months ended June 30,
PIF (thousands)	6,821	7,104	336	411
Average premium-gross written (12 months)	$927	$871	$1,300	$1,253
Renewal ratio (%)	88.2	87.8	76.9	79.4

Allstate brand homeowners premiums written totaled $1.57 billion in the second quarter of 2010, an increase of 2.2% from $1.53 billion in the second quarter of 2009, and $2.75 billion in the first six months of 2010, an increase of 1.9% from $2.70 billion in the first six months of 2009.  Contributing to the Allstate brand homeowners premiums written increase in the second quarter and first six months of 2010 compared to the same periods of 2009 were the following:

–                  decrease in PIF of 4.0% as of June 30, 2010 compared to June 30, 2009, due to fewer policies available to renew and fewer new issued applications

–                  4.1% increase in new issued applications to 151 thousand in the second quarter of 2010 from 145 thousand in the second quarter of 2009 driven by our Castle Key Indemnity Company subsidiary, due to a 2008 regulatory consent decree to sell 50,000 new homeowner policies in Florida by November 2011, and 0.7% decrease to 270 thousand in the first six months of 2010 from 272 thousand in the first six months of 2009.  Excluding Florida, new issued applications on a countrywide basis decreased 6.2% to 136 thousand in the second quarter of 2010 from 145 thousand in the second quarter of 2009, and 7.4% to 251 thousand in the first six months of 2010 from 271 thousand in the first six months of 2009.

–                  increase in average gross premium in the second quarter and first six months of 2010 compared to the same periods of 2009, primarily due to rate changes

–                  0.3 point and 0.4 point increase in the renewal ratio in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009

–                  decrease in the net cost of our catastrophe reinsurance program in the second quarter and first six months of 2010 compared to the same periods of 2009

As of June 30, 2010, an increased Home and Auto discount is now available in 37 states.  This has successfully shifted our mix of new business towards multi-line customers.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

	Three months ended June 30,
	# of States				Countrywide(%) (1)		State Specific(%) (2) (3)
	2010		2009		2010	2009	2010	2009
Allstate brand	14	(4)	16		2.0	1.7	11.3	13.3
Encompass brand	7		10	(4)	--	0.5	(0.3)	5.7

	Six months ended June 30,
	# of States				Countrywide(%) (1)		State Specific(%) (2) (3)
	2010		2009		2010	2009	2010	2009
Allstate brand	19	(4)	24		2.9	4.1	9.7	9.2
Encompass brand	11		25	(4)	0.6	2.1	2.5	6.5

(1) Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2010 and 2009, respectively, as a percentage of total countrywide prior year-end premiums written.

(2) Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2010 and 2009, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(3) Based on historical premiums written in those states, rate changes approved for homeowners totaled $120 million and $174 million in the three months and six months ended June 30, 2010, respectively, compared to $106 million and $262 million in the three months and six months ended June 30, 2009, respectively.

(4) Includes Washington D.C.

Underwriting results are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Premiums written	$6,640	$6,615	$12,898	$12,885

Premiums earned	$6,513	$6,560	$13,016	$13,143
Claims and claims expense	(4,713)	(5,000)	(9,503)	(9,717)
Amortization of DAC	(914)	(940)	(1,839)	(1,889)
Other costs and expenses	(663)	(589)	(1,365)	(1,265)
Restructuring and related charges	(14)	(30)	(25)	(57)
Underwriting income	$209	$1	$284	$215
Catastrophe losses	$636	$818	$1,284	$1,334

Underwriting income (loss) by line of business
Standard auto	$217	$201	$430	$459
Non-standard auto	10	21	25	40
Homeowners	(57)	(235)	(249)	(320)
Other personal lines	39	14	78	36
Underwriting income	$209	$1	$284	$215

Underwriting income (loss) by brand
Allstate brand	$201	$5	$319	$212
Encompass brand	8	(4)	(35)	3
Underwriting income	$209	$1	$284	$215

Allstate Protection experienced underwriting income of $209 million during the second quarter of 2010 compared to $1 million in the same period of 2009. For the six months ended June 30, 2010, Allstate Protection’s underwriting income was $284 million compared to $215 million in the same period of 2009. The increase in both periods was

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

primarily due to decreases in homeowners underwriting loss. Homeowners underwriting loss decreased 75.7% to an underwriting loss of $57 million in the second quarter of 2010 from an underwriting loss of $235 million in the second quarter of 2009, and 22.2% to an underwriting loss of $249 million in the first six months of 2010 from an underwriting loss of $320 million in the first six months of 2009. The decrease in both periods was primarily due to lower catastrophes losses including prior year reestimates for catastrophes, partially offset by increases in homeowner claim frequency excluding catastrophes. Loss cost decreases outpaced earned premium decreases which are impacted by earned rate increases.

Catastrophe losses in the second quarter and first six months of 2010 were $636 million and $1.28 billion, respectively, as detailed in the table below. This compares to catastrophe losses in the second quarter and first six months of 2009 of $818 million and $1.33 billion, respectively.

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

Catastrophe losses related to events that occurred by the size of the event are shown in the following table.

($ in millions)	Three months ended June 30, 2010
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
$101 million to $250 million	1	3.3%	$111	17.5%	1.7	$111
$50 million to $100 million	4	13.3	259	40.7	4.0	65
Less than $50 million	25	83.4	388	61.0	5.9	16
Total	30	100.0%	758	119.2	11.6	25
Prior year reserve reestimates			(83)	(13.1)	(1.2)
Prior quarter reserve reestimates			(39)	(6.1)	(0.6)
Total catastrophe losses			$636	100.0%	9.8

	Six months ended June 30, 2010
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
$101 million to $250 million	3	7.3%	$473	36.8%	3.6	$158
$50 million to $100 million	7	17.1	435	33.9	3.4	62
Less than $50 million	31	75.6	474	36.9	3.6	15
Total	41	100.0%	1,382	107.6	10.6	34
Prior year reserve reestimates			(98)	(7.6)	(0.7)
Total catastrophe losses			$1,284	100.0%	9.9

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Catastrophe losses incurred by the type of event are shown in the following table.

($ in millions)	Three months ended June 30,				Six months ended June 30,
	2010	Number of events	2009	Number of events	2010	Number of events	2009	Number of events
Tornadoes	$141	5	$147	3	$141	5	$293	4
Wind/Hail	616	24	572	25	979	30	885	35
Other events	1	1	76	3	262	6	215	6
Prior year reserve reestimates	(83)		1		(98)		(59)
Prior quarter reserve reestimates	(39)		22		--		--
Total catastrophe losses	$636	30	$818	31	$1,284	41	$1,334	45

Combined ratio Loss ratios are a measure of profitability. Loss ratios by product, and expense and combined ratios by brand, are shown in the following table. These ratios are defined in the Property-Liability Operations section of the MD&A.

	Three months ended June 30,						Six months ended June 30,
	Loss ratio (1)		Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserve reestimates on the combined ratio		Loss ratio (1)		Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserve reestimates on the combined ratio
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Allstate brand loss ratio:
Standard auto	70.1	70.7	2.0	2.1	(1.9)	(0.1)	69.8	69.8	1.3	1.9	(1.0)	(0.4)
Non-standard auto	68.9	67.1	0.4	1.3	(4.8)	(2.5)	68.8	67.7	0.4	1.0	(3.1)	(1.5)
Homeowners	82.6	95.1	34.7	45.8	(4.2)	(0.9)	85.0	88.9	35.9	36.6	(2.3)	(1.1)
Other personal lines	65.7	72.5	8.3	9.8	(0.7)	5.0	64.6	69.2	7.8	8.8	(2.3)	2.9

Total Allstate brand loss ratio	72.5	76.3	10.0	12.8	(2.4)	0.1	72.7	74.0	9.8	10.5	(1.5)	(0.3)
Allstate brand expense ratio	24.3	23.6					24.7	24.3
Allstate brand combined ratio	96.8	99.9					97.4	98.3

Encompass brand loss ratio:
Standard auto	73.0	73.5	0.5	0.4	1.6	2.1	74.9	73.8	0.8	0.6	3.4	(0.2)
Non-standard auto	100.0	85.7	--	--	--	(14.3)	100.0	75.0	--	--	--	(6.3)
Homeowners	64.6	76.3	15.6	22.8	(1.0)	1.8	84.2	69.0	31.1	16.4	(1.5)	(5.6)
Other personal lines	64.0	71.4	--	3.6	(4.0)	7.1	77.6	75.0	6.1	1.8	--	10.7

Total Encompass brand loss ratio	69.8	74.4	5.2	7.3	0.3	2.1	78.3	72.5	10.6	5.4	1.6	(1.1)
Encompass brand expense ratio	27.6	26.6					27.3	27.1
Encompass brand combined ratio	97.4	101.0					105.6	99.6

Allstate Protection loss ratio	72.4	76.2	9.8	12.5	(2.3)	0.3	73.0	74.0	9.9	10.1	(1.4)	(0.3)
Allstate Protection expense ratio	24.4	23.8					24.8	24.4
Allstate Protection combined ratio	96.8	100.0					97.8	98.4

(1) Ratios are calculated using the premiums earned for the respective line of business.

Standard auto loss ratio for the Allstate brand decreased 0.6 points in the second quarter of 2010 compared to the same period of 2009 due to favorable reserve reestimates, partially offset by higher claim frequency. The standard auto loss ratio for the Allstate brand in the first six months of 2010 was comparable to the same period of 2009 as more favorable reserve reestimates and lower catastrophe losses were offset by higher claim frequency. In the second quarter and first six months of 2010, claim frequencies in the bodily injury and physical damage

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

coverages have increased compared to the same periods of 2009, but remain within historical norms. Bodily injury and physical damage coverages severity results increased in line with historical Consumer Price Index (“CPI”) trends.

Non-standard auto loss ratio for the Allstate brand increased 1.8 points and 1.1 points in the second quarter and first six months of 2010 compared to the same periods of 2009 due to higher claim frequencies, partially offset by favorable reserve reestimates and lower catastrophe losses. Bodily injury and physical damage coverages severity results increased in line with historical CPI trends.

Homeowners loss ratio for the Allstate brand decreased 12.5 points to 82.6 in the second quarter of 2010 from 95.1 in the second quarter of 2009, and 3.9 points to 85.0 in the first six months of 2010 from 88.9 in the first six months of 2009 due to lower catastrophe losses including prior year reserve reestimates for catastrophes, partially offset by higher frequencies excluding catastrophes. Frequencies excluding catastrophes increased in both periods of 2010 compared to the same periods of 2009, in part, due to inclement weather. Loss cost decreases outpaced earned premium decreases which are impacted by earned rate increases.

Expense ratio for Allstate Protection increased 0.6 points and 0.4 points in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009. Restructuring costs decreased 0.3 points and 0.2 points in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009, driven by costs associated with reorganization of the Business Insurance sales and support model. Excluding restructuring, the expense ratio for Allstate Protection increased 0.9 points and 0.6 points in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009. Improved operational efficiencies were offset by increased investments in marketing, increases in the net costs of employee benefits due to unfavorable investment results and lower earned premium.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three months ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Amortization of DAC	13.9	14.1	18.2	18.4	14.0	14.3
Other costs and expenses	10.2	9.0	9.1	7.9	10.2	9.0
Restructuring and related charges	0.2	0.5	0.3	0.3	0.2	0.5
Total expense ratio	24.3	23.6	27.6	26.6	24.4	23.8

	Six months ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Amortization of DAC	13.9	14.1	18.3	18.6	14.1	14.4
Other costs and expenses	10.6	9.7	8.4	8.1	10.5	9.6
Restructuring and related charges	0.2	0.5	0.6	0.4	0.2	0.4
Total expense ratio	24.7	24.3	27.3	27.1	24.8	24.4

Allstate Protection Reinsurance

Our catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide. Our program provides reinsurance protection for catastrophes including storms named or numbered by the National Weather Service, fires following earthquakes, earthquakes and wildfires, including California wildfires. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings while providing protection to our customers.

During the second quarter of 2010, we placed reinsurance contracts for the state of Florida. The Florida component of the reinsurance program is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state.

Separate agreements have been entered into by Castle Key Insurance Company and its subsidiaries (“Castle Key Group”) for personal property excess catastrophe losses in Florida, effective June 1, 2010 for a one year term

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

for multi-perils including hurricanes, earthquakes and wildfires. The agreements effective June 1, 2010 coordinate coverage for hurricane losses with the Florida Hurricane Catastrophe Fund (“FHCF”) including both the mandatory FHCF coverage and Castle Key Group’s elected participation in the optional temporary increase in coverage limit (“TICL”). The FHCF coverage includes an estimated maximum provisional limit of 90% of $293.5 million or $264.2 million (comprising 90% of the mandatory FHCF coverage layer of $199.5 million plus 90% of the TICL layer of $94 million), in excess of a provisional retention of $75.5 million, and also includes reimbursement of eligible loss adjustment expenses at 5%. The limit and retention for the FHCF and TICL coverage are both subject to adjustment upward or downward to an actual retention and limit based on submitted exposures to the FHCF by all participants. For each of the two largest hurricanes, the provisional retention is $75.5 million and a retention equal to one third of that amount, or approximately $25 million, is applicable to all other hurricanes for the season beginning June 1, 2010. The agreements are listed and described below.

•                  FHCF Retention – provides coverage on $45.5 million of losses in excess of $30 million and is 100% placed, with one prepaid reinstatement of limit.

•                  Third Limit Below FHCF – provides coverage on $45.5 million of losses in excess of $30 million after the exhaustion of the two limits ($91 million) provided by the FHCF Retention contract.

•                  FHCF Sliver – provides coverage on 10% co-participation of the mandatory FHCF coverage payout up to $19.95 million, and is 100% placed with one prepaid reinstatement of limit.

•                  FHCF Backup – provides coverage of $199.5 million of losses after the exhaustion of any portion of the anticipated mandatory FHCF coverage in excess of $75.5 million (the FHCF Retention). This contract is 90% placed with no reinstatement of limit.

•                  TICL Sliver – provides coverage on 10% co-participation of the TICL coverage payout up to $9.4 million, and is 100% placed with one prepaid reinstatement of limit.

•                  TICL Backup – provides coverage of $94 million of losses after the exhaustion of any portion of the anticipated TICL coverage in excess of $75.5 million (the FHCF Retention) and the anticipated mandatory FHCF coverage (or alternatively, the FHCF Backup). This contract is 90% placed with no reinstatement of limit.

•                  Excess – provides coverage of $184.2 million of losses in excess of $75.5 million (the FHCF Retention), and in excess of an estimated $293.5 million equivalent to $199.5 million (the mandatory FHCF coverage payout or alternatively the FHCF Backup) and $94 million (the TICL coverage payout or alternatively the TICL Backup). This contract is 100% placed with one prepaid reinstatement of limit.

We estimate that the total annualized cost of all catastrophe reinsurance programs for the year beginning June 1, 2010 will be approximately $560 million or $140 million per quarter compared to $640 million annualized cost for the year beginning June 1, 2009. The total cost of our reinsurance programs during 2009 was $158 million in the first quarter, $156 million in the second quarter, $162 million in the third quarter and $153 million in the fourth quarter. The total cost of our property catastrophe reinsurance programs during the first and second quarter of 2010 was $151 million and $152 million, respectively. We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Reserve reestimates The tables below shows Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2010 and 2009, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2010	2009
Auto	$10,606	$10,220
Homeowners	2,399	2,824
Other personal lines	2,145	2,207
Total Allstate Protection	$15,150	$15,251

($ in millions, except ratios)	Three months ended June 30,				Six months ended June 30,
	Reserve Reestimates (1) (2)		Effect on combined ratio (2)		Reserve reestimates (1) (2)		Effect on combined ratio (2)
	2010	2009	2010	2009	2010	2009	2010	2009
Auto	$(85)	$(4)	(1.3)	--	$(80)	$(39)	(0.6)	(0.3)
Homeowners	(61)	(11)	(0.9)	(0.2)	(69)	(43)	(0.6)	(0.3)
Other personal lines	(5)	32	(0.1)	0.5	(27)	41	(0.2)	0.3
Total Allstate Protection (3)	$(151)	$17	(2.3)	0.3	$(176)	$(41)	(1.4)	(0.3)

Allstate brand	$(152)	$9	(2.3)	0.2	$(186)	$(32)	(1.5)	(0.2)
Encompass brand	1	8	--	0.1	10	(9)	0.1	(0.1)
Total Allstate Protection (3)	$(151)	$17	(2.3)	0.3	$(176)	$(41)	(1.4)	(0.3)

(1) Favorable reserve reestimates are shown in parentheses.

(2) Discontinued Lines and Coverages segment reserve reestimates totaled $1 million and $3 million unfavorable in the three months and six months ended June 30, 2010, respectively, compared to $3 million and $6 million unfavorable in the three months and six months ended June 30, 2009, respectively. There was no effect on the combined ratio in the three months ended June 30, 2010. The effect on the combined ratio totaled 0.1 in the six months ended June 30, 2010. There was no effect on the combined ratio in the three months and six months ended June 30, 2009, respectively.

(3) Prior year reserve reestimates included in catastrophe losses totaled $83 million and $98 million favorable in the three months and six months ended June 30, 2010, respectively, compared to $1 million unfavorable and $59 million favorable in the three months and six months ended June 30, 2009, respectively.

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Premiums written	$--	$--	$--	$(1)

Premiums earned	$--	$--	$--	$(1)
Claims and claims expense	(1)	(2)	(3)	(5)
Operating costs and expenses	(1)	(2)	(3)	(4)
Underwriting loss	$(2)	$(4)	$(6)	$(10)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income decreased 7.2% or $24 million to $310 million in the second quarter of 2010 from $334 million in the second quarter of 2009, and 9.4% or $64 million to $614 million in the first six months of 2010 from $678 million in the first six months of 2009. The decreases in both periods were primarily due to lower yields and duration shortening actions taken to protect the portfolio from rising interest rates, partially offset by higher average asset balances. Net investment income was $326 million, $324 million and $304 million in the third quarter of 2009, fourth quarter of 2009 and first quarter of 2010, respectively.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Impairment write-downs	$(96)	$(87)	$(175)	$(343)
Change in intent write-downs	(10)	(1)	(19)	(73)
Net other-than-temporary impairment losses recognized in earnings	(106)	(88)	(194)	(416)
Sales	121	93	162	143
Valuation of derivative instruments	(134)	188	(235)	208
Settlements of derivative instruments	3	11	(46)	17
EMA limited partnership income	10	(3)	17	(65)
Realized capital gains and losses, pre-tax	(106)	201	(296)	(113)
Income tax benefit (expense)	37	(70)	104	(72)
Realized capital gains and losses, after-tax	$(69)	$131	$(192)	$(185)

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

ALLSTATE FINANCIAL HIGHLIGHTS

•               Net loss of $107 million and $103 million in the second quarter and first six months of 2010, respectively, compared to net income of $19 million and a net loss of $308 million in the second quarter and first six months of 2009, respectively.

•               Premiums and contract charges on underwritten products, including traditional and interest-sensitive life insurance and accident and health insurance, increased 12.2% or $55 million and 13.6% or $121 million in the second quarter and first six months of 2010, respectively, compared to the same periods in the prior year.

•               Net realized capital losses totaled $353 million and $515 million in the second quarter and first six months of 2010, respectively, compared to net realized capital gains of $121 million and $78 million in the second quarter and first six months of 2009, respectively.

•               Investments as of June 30, 2010 totaled $61.80 billion, reflecting a decrease in carrying value of $412 million from $62.22 billion as of December 31, 2009.  Net investment income decreased 5.4% to $723 million in the second quarter and 8.1% to $1.45 billion in the first six months of 2010 from $764 million and $1.58 billion in the second quarter and first six months of 2009, respectively.

•               Contractholder funds as of June 30, 2010 totaled $49.44 billion, reflecting a decrease of $3.14 billion from $52.58 billion as of December 31, 2009.

ALLSTATE FINANCIAL SEGMENT

Summary analysis  Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Life and annuity premiums and contract charges	$545	$494	$1,089	$978
Net investment income	723	764	1,454	1,583
Realized capital gains and losses	(353)	121	(515)	78
Total revenues	915	1,379	2,028	2,639

Costs and expenses
Life and annuity contract benefits	(485)	(407)	(927)	(794)
Interest credited to contractholder funds	(450)	(561)	(913)	(1,140)
Amortization of DAC	(35)	(289)	(124)	(737)
Operating costs and expenses	(116)	(105)	(236)	(226)
Restructuring and related charges	1	(2)	1	(20)
Total costs and expenses	(1,085)	(1,364)	(2,199)	(2,917)

Gain on disposition of operations	2	1	3	4
Income tax benefit (expense)	61	3	65	(34)
Net (loss) income	$(107)	$19	$(103)	$(308)

Investments at June 30			$61,804	$59,861

Net loss in the second quarter of 2010 was $107 million compared to net income of $19 million in the same period of 2009.  The unfavorable change of $126 million was primarily due to net realized capital losses in the current year period compared to net realized capital gains in the prior year period and higher life and annuity contract benefits, partially offset by lower amortization of DAC and interest credited to contractholder funds.

Net loss in the first six months of 2010 was $103 million compared to a net loss of $308 million in the first six months of 2009. The improvement of $205 million was primarily due to lower amortization of DAC and interest credited to contractholder funds, partially offset by net realized capital losses in the current year period compared to net realized capital gains in the prior year period and higher contract benefits.  Additionally, the first six months of 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Analysis of revenues  Total revenues decreased 33.6% or $464 million in the second quarter of 2010 and 23.2% or $611 million in the first six months of 2010 compared to the same periods of 2009 due to net realized capital losses in the current year periods compared to net realized capital gains in the prior year periods and lower net investment income, partially offset by increased life and annuity premiums and contract charges.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Premiums
Traditional life insurance	$104	$100	$210	$200
Immediate annuities with life contingencies	31	34	58	68
Accident and health	151	114	307	226
Total premiums	286	248	575	494

Contract charges
Interest-sensitive life insurance	249	235	491	461
Fixed annuities	10	11	23	23
Total contract charges (1)	259	246	514	484

Life and annuity premiums and contract charges	$545	$494	$1,089	$978

(1)    Total contract charges for the second quarter of 2010 and 2009 include contract charges related to the cost of insurance totaling $159 million and $150 million, respectively.  Total contract charges for the first six months of 2010 and 2009 include contract charges related to the cost of insurance totaling $315 million and $302 million, respectively.

Total premiums increased 15.3% and 16.4% in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009 primarily due to higher sales of accident and health insurance through the Allstate Workplace Division, with a significant portion of the increase resulting from employees of one large company.

Total contract charges increased 5.3% and 6.2% in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009 primarily due to higher contract charges on interest-sensitive life insurance products resulting from a shift in the mix of policies in force.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Contractholder funds, beginning balance	$51,027	$56,621	$52,582	$58,413

Deposits
Fixed annuities	237	635	528	1,270
Interest-sensitive life insurance	391	357	786	699
Bank and other deposits	234	268	486	695
Total deposits	862	1,260	1,800	2,664

Interest credited	448	515	910	1,046

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(827)	(2,552)	(1,781)	(4,503)
Benefits	(395)	(406)	(790)	(856)
Surrenders and partial withdrawals	(1,355)	(1,235)	(2,603)	(2,448)
Contract charges	(243)	(227)	(484)	(448)
Net transfers from separate accounts	3	2	5	6
Fair value hedge adjustments for institutional products	(74)	78	(197)	30
Other adjustments (1)	(3)	(57)	1	95
Total maturities, benefits, withdrawals and other adjustments	(2,894)	(4,397)	(5,849)	(8,124)
Contractholder funds, ending balance	$49,443	$53,999	$49,443	$53,999

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

Contractholder funds decreased 3.1% and 6.0% in the second quarter and first six months of 2010, respectively, compared to a decrease of 4.6% and 7.6% in the second quarter and first six months of 2009, respectively.  Average contractholder funds decreased 9.2% in both the second quarter and first six months of 2010 compared to the same periods of 2009.

Contractholder deposits decreased 31.6% and 32.4% in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009 primarily due to lower deposits on fixed annuities.  Deposits on fixed annuities decreased 62.7% and 58.4% in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009 due to our strategic decision to discontinue distributing fixed annuities through banks and broker-dealers and our goal to reduce our concentration in spread based products.

Maturities and retirements of institutional products decreased 67.6% to $827 million in the second quarter of 2010 and 60.4% to $1.78 billion in the first six months of 2010 from $2.55 billion and $4.50 billion in the second quarter and first six months of 2009, respectively.  These declines were primarily due to the redemption in the second quarter of 2009 of $1.39 billion of institutional product liabilities in conjunction with cash tender offers.  In addition, the second quarter and first six months of 2009 included the retirement of $80 million and $1.44 billion, respectively, of extendible institutional market obligations, all of which were retired during 2009.

Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products (including maturities of certificates of deposit) increased 9.7% to $1.36 billion in the second quarter of 2010 and 6.3% to $2.60 billion in the first six months of 2010 from $1.24 billion and $2.45 billion in the second quarter and first six months of 2009, respectively, due to higher surrenders and partial withdrawals on fixed annuities, partially offset by lower surrenders and partial withdrawals on Allstate Bank products.  The annualized

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of period contractholder funds, was 12.2% in the first six months of 2010 compared to 11.2% in the first six months of 2009.

Net investment income decreased 5.4% or $41 million to $723 million in the second quarter of 2010 and 8.1% or $129 million to $1.45 billion in the first six months of 2010 from $764 million and $1.58 billion in the second quarter and first six months of 2009, respectively, primarily due to lower yields and actions to reduce the portfolio’s exposure to commercial real estate, along with reduced average asset balances.  Net investment income was $744 million, $737 million and $731 million in the third quarter of 2009, fourth quarter of 2009 and first quarter of 2010, respectively.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Impairment write-downs	$(143)	$(204)	$(287)	$(561)
Change in intent write-downs	(57)	(25)	(80)	(58)
Net other-than-temporary impairment losses recognized in earnings	(200)	(229)	(367)	(619)
Sales	18	163	62	522
Valuation of derivative instruments	(149)	179	(203)	262
Settlements of derivative instruments	(30)	41	(11)	23
EMA limited partnership income	8	(33)	4	(110)
Realized capital gains and losses, pre-tax	(353)	121	(515)	78
Income tax benefit (expense)	123	(39)	180	(166)
Realized capital gains and losses, after-tax	$(230)	$82	$(335)	$(88)

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses  Total costs and expenses decreased 20.5% or $279 million in the second quarter of 2010 and 24.6% or $718 million in the first six months of 2010 compared to the same periods of 2009 due primarily to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher life and annuity contract benefits.

Life and annuity contract benefits increased 19.2% or $78 million in the second quarter of 2010 and 16.8% or $133 million in the first six months of 2010 compared to the same periods of 2009.  The increase in both periods reflects higher contract benefits on interest-sensitive life insurance and accident and health insurance, partially offset by lower contract benefits on immediate annuities.  The increase in contract benefits on interest-sensitive life insurance in both periods was due to the re-estimation of reserves for certain secondary guarantees on universal life insurance policies and unfavorable mortality experience.  Higher contract benefits on accident and health insurance business in both periods was proportionate to growth in premiums.  The decrease in contract benefits on immediate annuities in both periods was primarily due to the re-estimation of reserves for benefits payable to certain annuitants to reflect current contractholder information.

The reserve re-estimations utilized more refined policy level information and assumptions in the second quarter of 2010.  The increase in reserves for certain secondary guarantees on universal life insurance policies resulted in a charge to contract benefits of $68 million and a related reduction in amortization of DAC of $50 million.  The decrease in reserves for immediate annuities resulted in a credit to contract benefits of $26 million.  The net impact was an increase to income of $8 million, pre-tax.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $139 million and $278 million in the second quarter and first six months of 2010, respectively, compared to $140 million and $279 million in the second quarter and first six months of 2009, respectively.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Life insurance	$23	$96	$111	$199
Accident and health	60	50	124	99
Annuities	16	(15)	6	(17)
Total benefit spread	$99	$131	$241	$281

Benefit spread decreased 24.4% or $32 million in the second quarter of 2010 and 14.2% or $40 million in the first six months of 2010 compared to the same periods of 2009 primarily due to re-estimations of reserves that increased contract benefits for interest-sensitive life insurance and decreased contract benefits for immediate annuities and unfavorable mortality experience on interest-sensitive life insurance, partially offset by growth in accident and health insurance business sold through the Allstate Workplace Division.

Interest credited to contractholder funds decreased 19.8% or $111 million in the second quarter of 2010 and 19.9% or $227 million in the first six months of 2010 compared to the same periods of 2009 primarily due to lower average contractholder funds, management actions to reduce interest crediting rates on deferred fixed annuities, and lower amortization of deferred sales inducement costs (“DSI”).

Amortization of DSI in the second quarter and first six months of 2010 was $6 million and $11 million, respectively, compared to $53 million and $110 million in the second quarter and first six months of 2009, respectively.  The decline in amortization of DSI in both periods was primarily due to lower amortization relating to realized capital gains and losses and, for the first six months of 2010, a reduction in amortization acceleration for changes in assumptions.  Amortization of DSI relating to realized capital gains and losses declined $41 million and $45 million in the second quarter and first six months of 2010, respectively, compared to the same periods in the prior year.  Amortization acceleration for changes in assumptions declined $38 million in the first six months of 2010 compared to the same period in the prior year.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Annuities and institutional products	$54	$3	$104	$37
Life insurance	6	7	13	4
Allstate Bank products	8	7	16	13
Accident and health	4	4	8	8
Net investment income on investments supporting capital	62	42	122	102
Total investment spread	$134	$63	$263	$164

Investment spread increased 112.7% or $71 million in the second quarter of 2010 and 60.4% or $99 million in the first six months of 2010 compared to the same periods of 2009 as lower net investment income was more than offset by decreased interest credited to contractholder funds, which includes lower amortization of DSI.  Excluding amortization of DSI, investment spread increased $24 million or 20.7% in the second quarter of 2010 and was consistent in the first six months of 2010 compared to the same periods in the prior year.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

To further analyze investment spreads, the following tables summarize the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2010	2009	2010	2009	2010	2009
Interest-sensitive life insurance	5.5%	5.4%	4.4%	4.5%	1.1%	0.9%
Deferred fixed annuities and institutional products	4.5	4.5	3.2	3.5	1.3	1.0
Immediate fixed annuities with and without life contingencies	6.5	6.3	6.4	6.5	0.1	(0.2)
Investments supporting capital, traditional life and other products	3.7	2.9	N/A	N/A	N/A	N/A

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2010	2009	2010	2009	2010	2009
Interest-sensitive life insurance	5.5%	5.4%	4.4%	4.6%	1.1%	0.8%
Deferred fixed annuities and institutional products	4.5	4.6	3.2	3.4	1.3	1.2
Immediate fixed annuities with and without life contingencies	6.5	6.3	6.4	6.5	0.1	(0.2)
Investments supporting capital, traditional life and other products	3.7	3.5	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	June 30,
	2010	2009
Immediate fixed annuities with life contingencies	$8,572	$8,407
Other life contingent contracts and other	4,911	4,428
Reserve for life-contingent contract benefits	$13,483	$12,835

Interest-sensitive life insurance	$10,525	$10,085
Deferred fixed annuities	30,709	33,413
Immediate fixed annuities without life contingencies	3,840	3,879
Institutional products	2,650	4,570
Allstate Bank products	1,092	1,059
Market value adjustments related to fair value hedges and other	627	993
Contractholder funds	$49,443	$53,999

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Amortization of DAC decreased 87.9% or $254 million in the second quarter of 2010 and 83.2% or $613 million in the first six months of 2010 compared to the same periods of 2009.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(41)	$(130)	$(139)	$(274)
Accretion (amortization) relating to realized capital gains and losses (1)	6	(159)	3	(186)
Amortization deceleration (acceleration) for changes in assumptions (“DAC unlocking”)	--	--	12	(277)
Total amortization of DAC	$(35)	$(289)	$(124)	$(737)

(1)    The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decreases of $254 million and $613 million in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009 were primarily due to a favorable change in amortization/accretion relating to realized capital gains and losses, lower amortization resulting from decreased benefit spread on interest-sensitive life insurance due to the re-estimation of reserves, a lower amortization rate on fixed annuities and, for the first six months of 2010, a favorable change in amortization acceleration/deceleration for changes in assumptions.

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

Operating costs and expenses increased 10.5% and 4.4% in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Non-deferrable acquisition costs	$41	$40	$85	$80
Other operating costs and expenses	75	65	151	146
Total operating costs and expenses	$116	$105	$236	$226

Restructuring and related charges	$(1)	$2	$(1)	$20

Non-deferrable acquisition costs increased 2.5% or $1 million and 6.3% or $5 million in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009 primarily due to higher non-deferrable commissions related to accident and health insurance business sold through the Allstate Workplace Division.  Other

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

operating costs and expenses increased 15.4% or $10 million and 3.4% or $5 million in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009 due primarily to increases in the net cost of employee benefits due to unfavorable investment results.  In the first six months of 2010, the increase in the net cost of employee benefits was partially offset by our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.

Income tax benefit of $61 million and $65 million was recognized for the second quarter and first six months of 2010, respectively, compared to an income tax benefit of $3 million in the second quarter of 2009 and expense of $34 million in the first six months of 2009.  Income tax expense for the first six months of 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

INVESTMENTS HIGHLIGHTS

•	Investments as of June 30, 2010 totaled $99.94 billion, an increase of 0.1% from $99.83 billion as of December 31, 2009.
•	Unrealized net capital gains totaled $400 million as of June 30, 2010, improving from unrealized net capital losses of $2.32 billion as of December 31, 2009.
•

Net investment income was $1.05 billion in the second quarter of 2010, a decrease of 5.3% from $1.11 billion in the second quarter of 2009, and $2.10 billion in the first six months of 2010, a decrease of 8.1% from $2.28 billion in the first six months of 2009.

•

Net realized capital losses were $451 million in the second quarter of 2010 compared to net realized capital gains of $328 million in the second quarter of 2009. Net realized capital losses were $799 million in the first six months of 2010 compared to net realized capital losses of $31 million in the first six months of 2009.

•

Derivative net realized capital losses totaled $310 million in the second quarter of 2010 compared to net realized capital gains of $419 million in the second quarter of 2009, and net realized capital losses of $495 million in the first six months of 2010 compared to net realized gains of $510 million in the first six months of 2009. $177 million and $353 million of the net realized capital losses in the second quarter and first six months of 2010, respectively, resulted from our risk mitigation (“macro hedge”) and other risk management actions.

•	During the first six months of 2010, our fixed income and mortgage loan portfolio generated $5.03 billion of cash flows from interest and maturities.

INVESTMENTS

We continue to focus our strategic risk mitigation efforts towards managing interest rate, equity, credit and real estate investment risks, while our return optimization efforts focus on investing in new opportunities to generate income and capital appreciation.  As a result, during the first six months of 2010 we took the following actions:

•	Reduced our municipal bond exposure by 13.5% or $2.92 billion of amortized cost primarily through targeted dispositions, calls and scheduled maturities.
•	Reduced our commercial real estate exposure by 12.8% or $1.58 billion of amortized cost primarily through targeted dispositions and principal repayments from borrowers.
•	Reduced our exposure to equity markets by $1.49 billion of cost as a result of our asset allocation strategy, which takes into consideration our risk-return analysis.
•

We continue to monitor fixed income and equity securities in our portfolio which are exposed to certain economies under stress in the European Union, particularly Greece, Ireland, Italy, Portugal and Spain. The total market value of our investments in these five countries is $974 million, with net unrealized capital losses of $21 million. Our total sovereign debt exposure is $3 million, all of which relates to Italy. Of the remaining $971 million of these investments, $900 million are corporate fixed income securities and $71 million are equity securities.

•

Hedges remain in place to protect our portfolio against interest rate and equity risks, and performed consistently with our positions in relation to the movement in the underlying market indices. The resulting realized capital losses from our interest rate hedges were offset by the increase in fair value of our fixed income securities, which is reflected in other comprehensive income (“OCI”).

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

The composition of the investment portfolios at June 30, 2010 is presented in the table below.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$29,156	83.2%	$50,547	81.8%	$2,222	72.3%	$81,925	82.0%
Equity securities (2)	3,063	8.7	191	0.3	--	--	3,254	3.3
Mortgage loans	38	0.1	7,135	11.6	--	--	7,173	7.2
Limited partnership interests (3)	2,014	5.7	1,067	1.7	38	1.2	3,119	3.1
Short-term (4)	655	1.9	947	1.5	812	26.4	2,414	2.4
Other	139	0.4	1,917	3.1	2	0.1	2,058	2.0
Total	$35,065	100.0%	$61,804	100.0%	$3,074	100.0%	$99,943	100.0%

(1)  Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $28.90 billion, $50.36 billion and $2.16 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)  Equity securities are carried at fair value.  Cost basis for these securities was $3.18 billion and $181 million for Property-Liability and Allstate Financial, respectively.

(3)  We have commitments to invest in additional limited partnership interests totaling $702 million and $721 million for Property-Liability and Allstate Financial, respectively.

(4)  Short-term investments are carried at fair value.  Amortized cost basis for these investments was $655 million, $947 million and $812 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(5)  Balances reflect the elimination of related party investments between segments.

Total investments increased to $99.94 billion at June 30, 2010, from $99.83 billion at December 31, 2009, primarily due to higher valuations for fixed income securities, partially offset by net reductions in contractholder obligations.  Valuations of fixed income securities are typically driven by a combination of changes in risk-free interest rates and credit spreads over the relevant period.  Risk-free interest rates are typically defined as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation for fixed income securities for the six months ended June 30, 2010 was mainly due to declining risk-free interest rates, partially offset by widening credit spreads in certain sectors.

The Property-Liability investment portfolio increased to $35.07 billion at June 30, 2010, from $34.53 billion at December 31, 2009, primarily due to positive operating cash flows and higher valuations for fixed income securities, partially offset by lower valuations for equity securities, driven by market declines.

The Allstate Financial investment portfolio decreased to $61.80 billion at June 30, 2010, from $62.22 billion at December 31, 2009, primarily due to net reductions in contractholder obligations of $3.14 billion, partially offset by higher valuations for fixed income securities.

The Corporate and Other investment portfolio decreased to $3.07 billion at June 30, 2010, from $3.09 billion at December 31, 2009, as dividends paid to shareholders and interest paid on debt more than offset a dividend of $200 million paid by Allstate Insurance Company (“AIC”) to its parent, The Allstate Corporation (the “Corporation”), and higher valuations for fixed income securities.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value at June 30, 2010	Percent to total investments	Fair value at December 31, 2009	Percent to total investments
U.S. government and agencies	$9,185	9.2%	$7,536	7.6%
Municipal	18,849	18.9	21,280	21.3
Corporate	35,935	36.0	33,115	33.2
Foreign government	3,252	3.2	3,197	3.2
Residential mortgage-backed securities (“RMBS”)	8,961	9.0	7,987	8.0
Commercial mortgage-backed securities (“CMBS”)	2,132	2.1	2,586	2.6
Asset-backed securities (“ABS”)	3,572	3.6	3,026	3.0
Redeemable preferred stock	39	--	39	--
Total fixed income securities	$81,925	82.0%	$78,766	78.9%

At June 30, 2010, 93.0% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a, or bbb from A.M. Best, or a comparable internal rating, if an externally provided rating is not available.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of June 30, 2010.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$9,185	$512	$--	$--	$--	$--

Municipal
Tax exempt	1,401	100	5,896	229	3,370	68
Taxable	144	7	2,568	69	1,328	(30)
Auction rate securities (“ARS”)	971	(46)	97	(11)	114	(20)

Corporate
Public	2,489	57	2,736	129	6,525	455
Privately placed	997	46	1,677	86	3,448	192
Hybrid	34	4	32	5	510	(95)

Foreign government	1,887	271	447	18	495	44

RMBS
U.S. government sponsored entities (“U.S. Agency”)	5,256	193	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	547	(6)	92	(10)	226	(8)
Alt-A residential mortgage-backed securities (“Alt-A”)	43	(1)	69	(8)	129	(9)
Subprime residential mortgage-backed securities (“Subprime”)	108	(6)	301	(138)	182	(62)

CMBS	1,328	(9)	230	(44)	265	(126)

ABS
Collateralized debt obligations (“CDO”)	13	(1)	595	(21)	500	(98)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,019	22	279	3	234	(7)

Redeemable preferred stock	--	--	--	--	3	1
Total fixed income securities	$25,422	$1,143	$15,019	$307	$17,329	$305

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$9,185	$512

Municipal
Tax exempt	1,440	(37)	636	(62)	12,743	298
Taxable	576	(84)	162	(65)	4,778	(103)
ARS	43	(8)	103	(21)	1,328	(106)

Corporate
Public	8,207	492	1,251	(1)	21,208	1,132
Privately placed	6,335	181	1,086	13	13,543	518
Hybrid	462	(105)	146	(14)	1,184	(205)

Foreign government	417	16	6	1	3,252	350

RMBS
U.S. Agency	--	--	--	--	5,256	193
Prime	21	(6)	517	(21)	1,403	(51)
Alt-A	49	(7)	435	(142)	725	(167)
Subprime	102	(33)	884	(690)	1,577	(929)

CMBS	185	(181)	124	(193)	2,132	(553)

ABS
CDO	252	(96)	389	(181)	1,749	(397)
Consumer and other ABS	260	(6)	31	(5)	1,823	7

Redeemable preferred stock	32	--	4	--	39	1
Total fixed income securities	$18,381	$126	$5,774	$(1,381)	$81,925	$500

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Municipal Bonds, including tax exempt, taxable and ARS securities, totaled $18.85 billion as of June 30, 2010 with an unrealized net capital gain of $89 million.  Taxable municipal bonds have an unrealized net capital loss of $103 million resulting primarily from wider credit spreads than at initial purchase, which is largely due to the deterioration of state and municipal market conditions which continue to persist in 2010, as well as issuer-specific conditions.

Included in our municipal bond holdings at June 30, 2010 are $1.08 billion of municipal securities which are not rated by third party credit rating agencies, but are rated by the National Association of Insurance Commissioners (“NAIC”) and are also internally rated.  These holdings include $560 million of below investment grade municipal bonds that provide the opportunity to achieve incremental returns.  Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

As of June 30, 2010, 49.0% or $9.23 billion of our municipal bond portfolio is insured by nine bond insurers and 47.3% of these securities have a credit rating of Aaa or Aa.  48.0% of our insured municipal bond portfolio was insured by National Public Finance Guarantee Corporation, Inc., 22.9% by Ambac Assurance Corporation, 22.2% by Assured Guaranty Municipal Corporation and 2.9% by Assured Guaranty Ltd.  Given the effects of the economic crisis on bond insurers in recent years, the value inherent in this insurance has declined.  We believe the fair value of our insured municipal bond portfolio substantially reflects the decline in the value of the insurance, and further related valuation declines, if any, are not expected to be material.  While the valuation of these holdings may be temporarily impacted by negative market developments, we expect to receive all of the contractual cash flows because our practices for acquiring and monitoring municipal bonds are predominantly based on the underlying credit quality of the primary obligor.

Corporate bonds, including publicly traded, privately placed and hybrid securities, totaled $35.94 billion as of June 30, 2010 with an unrealized net capital gain of $1.45 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  52.3% of the privately placed corporate securities in our portfolio are rated by an independent rating agency and substantially all are rated by the NAIC.

The following table shows details of our hybrid securities as of June 30, 2010.

($ in millions)	Public		Privately placed		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
United Kingdom (“UK”)	$79	$(13)	$54	$(7)	$133	$(20)
Europe (non-UK)	163	(1)	265	(60)	428	(61)
Asia/Australia	11	--	112	(10)	123	(10)
North America	314	(68)	186	(46)	500	(114)
Total	$567	$(82)	$617	$(123)	$1,184	$(205)

Hybrid securities have attributes most similar to those of fixed income securities such as stated interest rates and mandatory redemption dates.  Additionally, some hybrids may have an interest rate step-up feature which is intended to incent the issuer to redeem the security at a specified call date.  While hybrid securities are generally issued by investment grade-rated financial institutions, they have structural features, such as the ability to defer principal and interest payments, which make them more sensitive to credit market deterioration.  $983 million of our hybrid securities with $200 million of unrealized net capital losses are Tier 1 securities, and $201 million with $5 million of unrealized net capital losses are Tier 2 securities.  Tier 1 securities are lower in the capital structure than Tier 2 securities.

RMBS, CMBS and ABS are structured securities that are primarily collateralized by residential and commercial real estate related loans and other consumer related borrowings.  The cash flows from the collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a “class”, qualifies for a specific original rating.  For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving the principal repayments on the collateral.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

classes with lower original ratings.  The collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or may contain features of both fixed and variable rate mortgages.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $8.96 billion, with 79.5% rated investment grade, at June 30, 2010.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with our RMBS portfolio is mitigated due to the fact that 58.7% of the portfolio consists of securities that were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $954 million at June 30, 2010 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to increased risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, which continue to persist in 2010.  The following table shows our RMBS portfolio at June 30, 2010, based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$335	$--	$223	$(2)	$69	$--	$--	$--	$627	$(2)
2009	924	23	73	--	10	--	--	--	1,007	23
2008	951	29	--	--	--	--	--	--	951	29
2007	528	11	242	(9)	105	(70)	407	(323)	1,282	(391)
2006	340	11	296	(12)	176	(22)	470	(278)	1,282	(301)
2005	668	27	215	(24)	165	(41)	408	(206)	1,456	(244)
Pre-2005	1,510	92	354	(4)	200	(34)	292	(122)	2,356	(68)
Total	$5,256	$193	$1,403	$(51)	$725	$(167)	$1,577	$(929)	$8,961	$(954)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of June 30, 2010, $1.06 billion of the Prime were fixed rate and $345 million were variable rate.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  As of June 30, 2010, $531 million of the Alt-A were fixed rate and $194 million were variable rate.

Subprime includes securities that are collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $1.29 billion and $284 million of first lien and second lien securities, respectively.  Subprime included $828 million of fixed rate and $749 million of variable rate securities.

CMBS totaled $2.13 billion, with 94.2% rated investment grade, at June 30, 2010.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans whereby borrowers are effectively restricted from prepaying their mortgages.  Of the CMBS investments, 93.5% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio at June 30, 2010 based upon vintage year.

($ in millions)	Fair value	Unrealized gain/(loss)
2010	$24	$--
2007	436	(130)
2006	561	(327)
2005	313	(77)
Pre-2005	798	(19)
Total CMBS	$2,132	$(553)

The unrealized net capital loss of $553 million at June 30, 2010 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, largely due to the macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, which continue to persist in 2010.  While CMBS spreads tightened

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

during 2009 and 2010, credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year and non-traditional CMBS.  These holdings accounted for $534 million, or 96.6%, of the unrealized net capital loss.

ABS, including CDO and Consumer and other ABS, totaled $3.57 billion, with 88.2% rated investment grade, at June 30, 2010.  Credit risk is managed by monitoring the performance of the collateral.  In addition, many of the securities in the ABS portfolio are credit enhanced with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $390 million at June 30, 2010 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.75 billion, with 77.8% rated investment grade, at June 30, 2010.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.37 billion of cash flow collateralized loan obligations (“CLO”) and $92 million of synthetic CDO with unrealized losses of $202 million and $84 million, respectively.  The remaining $286 million of securities consisted of trust preferred CDO, market value CDO, project finance CDO, collateralized bond obligations and other CLO with unrealized losses of $111 million.

Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans.  The collateral is actively managed by external managers that monitor the collateral performance.  The underlying collateral is well diversified across industries and among issuers.  A transaction will typically issue notes with various capital structure classes (i.e. Aaa, Aa, A, etc.) as well as equity-like tranches.  In general, these securities are structured with overcollateralization ratios and performance is impacted by downgrades, defaults and recoveries of the underlying collateral within the structures.  Downgrades of underlying collateral, along with increased defaults reduce overcollateralization ratios over time.  A violation of the senior overcollateralization test could result in an event of default of the structure.  This would give the controlling class, defined as the majority of the senior lenders, certain rights which could include diverting cash flows or liquidating the underlying portfolio to pay off the senior liabilities.

Synthetic CDO primarily consist of a portfolio of corporate credit default swaps (“CDS”) which are collateralized by Aaa, Aa and A rated LIBOR-based securities (i.e. “fully funded” synthetic CDO).  Our synthetic CDO collateral primarily is actively managed by external managers monitoring the CDS selection and performance.

Consumer and other ABS totaled $1.82 billion, with 98.3% rated investment grade, at June 30, 2010.  Consumer and other ABS consists of $1.05 billion of auto and $770 million of other ABS securities with unrealized gains of $12 million for auto and unrealized losses of $5 million for other ABS securities.

Mortgage loans  Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $7.17 billion at June 30, 2010, compared to $7.94 billion at December 31, 2009, and primarily comprise loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  Our exposure to any metropolitan area is highly diversified, with the largest exposure not exceeding 10.1% of the portfolio.  The portfolio is also diversified across several property types, with the largest concentrations of 34.2% in office buildings and 25.4% in retail property.  Debt service coverage ratio represents the amount of cash flows from the property available to the borrower to meet principal and interest payment obligations.  For fixed rate mortgage loans, which comprise 90.7% and 89.9% of the total portfolio at June 30, 2010 and December 31, 2009, respectively, the average debt service coverage ratios as of June 30, 2010 and December 31, 2009 were 1.6 and 1.7, respectively.  Mortgage loans with debt service coverage ratios below 1.0 generally have a higher level of risk.  5.8% of the mortgage loan portfolio had a debt service coverage ratio under 1.0 as of June 30, 2010 and December 31, 2009.  As of June 30, 2010, 30.3% or $125 million of these loans are impaired and have valuation allowances totaling $62 million compared to 18.4% totaling $26 million as of December 31, 2009.  Mortgage loans with debt service coverage below 1.0 which are not impaired primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in occupancy is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees.

In the first six months of 2010, $524 million of commercial mortgage loans were contractually due.  Of these, 25% were paid as due, 10% were extended, 60% were refinanced for an average of six years at market rates using our standard underwriting criteria and 5% were foreclosed or in the process of foreclosure.  In addition, $329 million that were not contractually due in the first six months of 2010 were paid in full.  We have eight additional loans totaling $81 million in the process of foreclosure that were not contractually due in the first six months of 2010.  In

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

total we have ten loans totaling $109 million in the process of foreclosure, reflecting an increase from five loans totaling $49 million as of December 31, 2009.

The net carrying value of impaired loans at June 30, 2010 and December 31, 2009 was $245 million and $383 million, respectively.  Total valuation allowances of $97 million were held on impaired loans at June 30, 2010, compared to $95 million at December 31, 2009.  We recognized $28 million and $41 million of realized capital losses related to net increases in the valuation allowances on impaired loans for the three months and six months ended June 30, 2010, respectively.  The net increases in both periods were primarily due to deteriorating debt service coverage resulting from a decrease in occupancy and the risk associated with refinancing near-term maturities due to declining collateral valuations.  Realized capital losses recognized on mortgage loans held for sale totaled $6 million for the six months ended June 30, 2010.  There were no realized capital losses recognized on mortgage loans held for sale for the three months ended June 30, 2010.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of June 30, 2010.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting (“Cost”)	$851	$285	$83	$1,219
Equity method of accounting (“EMA”)	662	251	987	1,900
Total	$1,513	$536	$1,070	$3,119

Number of sponsors	87	41	11
Number of individual funds	137	89	94
Largest exposure to single fund	$42	$34	$109

Our aggregate limited partnership exposure represented 3.1% and 2.8% of total invested assets as of June 30, 2010 and December 31, 2009.

The following table shows the results from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended June 30,
	2010				2009
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$8	$20	$28	$--	$4	$(22)	$(18)	$(6)
Real estate funds	(1)	(8)	(9)	(8)	--	(41)	(41)	(38)
Hedge funds	--	8	8	--	--	26	26	(2)
Total	$7	$20	$27	$(8)	$4	$(37)	$(33)	$(46)

	Six months ended June 30,
	2010				2009
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$14	$35	$49	$(2)	$7	$(85)	$(78)	$(77)
Real estate funds	(1)	(36)	(37)	(29)	--	(119)	(119)	(162)
Hedge funds	--	25	25	(1)	--	24	24	(4)
Total	$13	$24	$37	$(32)	$7	$(180)	$(173)	$(243)

(1) Impairment write-downs related to Cost limited partnerships were $7 million and $31 million in the three months and six months ended June 30, 2010, respectively, compared to $46 million and $233 million in the three months and six months ended June 30, 2009, respectively.  Impairment write-downs related to EMA limited partnerships were $1 million in both the three months and six months ended June 30, 2010 compared to $10 million in the six months ended June 30, 2009.  There were no impairment write-downs related to EMA limited partnerships in the three months ended June 30, 2009.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Limited partnership interests, excluding impairment write-downs, produced income of $27 million and $37 million in the three months and six months ended June 30, 2010 compared to losses of $33 million and $173 million in the three months and six months ended June 30, 2009.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay.  Income on Cost limited partnerships is recognized only upon cash distributions by the partnership.

Unrealized net capital gains totaled $400 million as of June 30, 2010 compared to unrealized net capital losses of $2.32 billion as of December 31, 2009.  The improvement since December 31, 2009 for fixed income securities was primarily a result of declining risk-free interest rates.  The decline since December 31, 2009 for equity securities was a result of declines in equity markets over the period.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in millions)	June 30, 2010	March 31, 2010	December 31, 2009
U.S. government and agencies	$512	$218	$203
Municipal	89	(256)	(403)
Corporate	1,445	914	345
Foreign government	350	306	291
RMBS	(954)	(1,231)	(1,500)
CMBS	(553)	(768)	(925)
ABS	(390)	(387)	(488)
Redeemable preferred stock	1	2	--
Fixed income securities (1)	500	(1,202)	(2,477)
Equity securities	(102)	371	179
Short-term investments	--	--	--
Derivatives	2	(18)	(23)
Unrealized net capital gains and losses, pre-tax	400	(849)	(2,321)

Amounts recognized for:
Insurance reserves (2)	(292)	--	--
DAC and DSI (3)	403	726	990
Amounts recognized	111	726	990
Deferred income taxes	(183)	39	461
Unrealized net capital gains and losses, after-tax	$328	$(84)	$(870)

(1)  Unrealized net capital gains and losses for fixed income securities as of June 30, 2010, March 31, 2010 and December 31, 2009 comprise $(510) million, $(590) million and $(679) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $1,010 million, $(612) million and $(1,798) million, respectively, related to other unrealized net capital gains and losses.

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

(3)  The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.  Only the unrealized net capital gains and losses on the Allstate Financial fixed annuity and interest-sensitive life product portfolios are used in this calculation.  The reduction in unrealized net capital losses in the first and second quarter of 2010 for these product portfolios was less than the reduction in unrealized net capital losses for the total Allstate Financial and consolidated portfolios.  The DAC and DSI adjustment balance, subject to limitations, is determined by applying the DAC and DSI amortization rate to unrealized net capital gains or losses.  Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.

The net unrealized gains for the fixed income portfolio totaled $500 million and comprised $3.83 billion of gross unrealized gains and $3.33 billion of gross unrealized losses at June 30, 2010.  This is compared to a net unrealized loss for the fixed income portfolio totaling $2.48 billion and comprised $2.47 billion of gross unrealized gains and $4.95 billion of gross unrealized losses at December 31, 2009.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Gross unrealized gains and losses as of June 30, 2010 on fixed income securities by type and sector are provided in the table below.

($ in millions)						Amortized	Fair value
			Gross unrealized			cost as a	as a percent
	Par	Amortized			Fair	percent of	of
	value (1)	cost	Gains	Losses	value	par value (2)	par value (2)
Corporate:
Banking	$4,113	$3,965	$110	$(225)	$3,850	96.4%	93.6%
Financial services	3,450	3,340	138	(51)	3,427	96.8	99.3
Consumer goods (cyclical and non-cyclical)	5,415	5,457	348	(42)	5,763	100.8	106.4
Utilities	6,037	6,042	472	(34)	6,480	100.1	107.3
Transportation	1,704	1,721	112	(34)	1,799	101.0	105.6
Energy	2,254	2,262	124	(28)	2,358	100.4	104.6
Capital goods	3,676	3,673	255	(21)	3,907	99.9	106.3
Basic industry	1,513	1,536	84	(13)	1,607	101.5	106.2
Communications	2,059	2,034	112	(11)	2,135	98.8	103.7
Technology	1,196	1,204	78	(8)	1,274	100.7	106.5
FDIC guaranteed	1,977	1,988	33	—	2,021	100.6	102.2
Other	1,408	1,268	63	(17)	1,314	90.1	93.3
Total corporate fixed income portfolio	34,802	34,490	1,929	(484)	35,935	99.1	103.3

U.S. government and agencies	9,306	8,673	512	—	9,185	93.2	98.7
Municipal	23,546	18,760	663	(574)	18,849	79.7	80.1
Foreign government	3,307	2,902	362	(12)	3,252	87.8	98.3
RMBS	10,601	9,915	228	(1,182)	8,961	93.5	84.5
CMBS	2,745	2,685	47	(600)	2,132	97.8	77.7
ABS	4,361	3,962	85	(475)	3,572	90.9	81.9
Redeemable preferred stock	48	38	1	—	39	79.2	81.3

Total fixed income securities	$88,716	$81,425	$3,827	$(3,327)	$81,925	91.8	92.3

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $867 million, $6.94 billion, $1.19 billion and $1.65 billion, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 99.6% for corporates, 99.6% for municipals, 104.1% for foreign governments and 102.0% for U.S. government and agencies.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 103.7% for corporates, 101.1% for municipals, 109.1% for foreign governments and 105.7% for U.S. government and agencies.

The banking, financial services, consumer goods, utilities and transportation sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at June 30, 2010.  In general, credit spreads remain wider than at initial purchase for most of the securities in these categories.

The net unrealized loss for the equity portfolio totaled $102 million and comprised $165 million of gross unrealized gains and $267 million of gross unrealized losses at June 30, 2010.  This is compared to a net unrealized gain for the equity portfolio totaling $179 million, comprised of $381 million of gross unrealized gains and $202 million of gross unrealized losses at December 31, 2009.  Within the equity portfolio, the losses were primarily concentrated in consumer goods, financial services, banking, index-based securities and energy sectors.  The unrealized losses in these sectors were company and sector specific.  As of June 30, 2010, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities through a screening process which identifies instances where the fair value compared to amortized cost (for fixed income securities) and cost (for equity securities) is below established thresholds.  The screening process also includes the monitoring of other criteria such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at June 30, 2010 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

The extent and duration of a decline in fair value have become less indicative of actual credit deterioration with respect to an issue or issuer.  While we continue to use declines in fair value and the length of time a security is in an unrealized loss position as indicators of potential credit deterioration, our determination of whether a security’s decline in fair value is other than temporary has placed greater emphasis on our analysis of the underlying credit and collateral.

The following table summarizes the fair values and gross unrealized losses of fixed income securities by type and investment grade classification as of June 30, 2010.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$187	$--	$--	$--	$187	$--
Municipal	4,367	(407)	654	(167)	5,021	(574)
Corporate	4,627	(391)	1,115	(93)	5,742	(484)
Foreign government	189	(12)	--	--	189	(12)
RMBS	1,698	(303)	1,466	(879)	3,164	(1,182)
CMBS	1,123	(406)	118	(194)	1,241	(600)
ABS	1,469	(256)	346	(219)	1,815	(475)
Redeemable preferred stock	21	--	--	--	21	--
Total	$13,681	$(1,775)	$3,699	$(1,552)	$17,380	$(3,327)

We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from larger risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of declining residential and commercial real estate valuations, which continue to persist in 2010.  Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a relatively low risk of default.  Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher default risk.

As of June 30, 2010, our below investment grade gross unrealized losses were primarily concentrated in RMBS, specifically Alt-A and Subprime, CMBS and ABS.  Gross unrealized losses on these securities as of June 30, 2010 totaled $1.26 billion.

Fair values for our structured securities are obtained from third-party valuation service providers and are subject to review as disclosed in our Application of Critical Accounting Estimates.  In accordance with GAAP, when fair value is less than the amortized cost of a security and we have not made the decision to sell the security and it is not more likely than not we will be required to sell the security before recovery of its amortized cost basis, we evaluate if we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security by comparing the estimated recovery value, calculated by discounting our best estimate of future cash flows at the security’s original or current effective rate, as appropriate, to the amortized cost of the security.  If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors (“non-credit-related”) recognized in other comprehensive income.

The non-credit-related unrealized losses for our structured securities, including our below investment grade Alt-A, Subprime, CMBS and ABS, are heavily influenced by risk factors other than those related to our best estimate of future cash flows.  The difference between these securities’ original or current effective rates and the yields implied by their fair value indicates that a larger risk premium is included in the valuation of these securities than existed at initial issue or purchase.  This higher risk premium represents the return that a market participant requires as compensation to assume the risk associated with the uncertainties regarding the future performance of the underlying commercial and residential real estate collateral.  The risk premium is comprised of: default risk, which reflects the increased probability of default and the uncertainty related to collection of contractual principal and interest; liquidity risk, which reflects the risk associated with exiting the investment in an illiquid market, both in terms of timeliness and cost; and volatility risk, which reflects the potential valuation volatility during an investor’s holding period.  Other factors reflected in the risk premium include the costs associated with underwriting, monitoring and holding these types of complex securities.  Certain aspects of the default risk are included in the development of our

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

best estimate of future cash flows, as appropriate.  Other aspects of the risk premium are considered to be temporary in nature and are expected to reverse over the remaining lives of the securities as our future cash flows are received.

Other-than-temporary impairment assessment for below investment grade Alt-A and Subprime RMBS

Gross unrealized losses for our below investment grade Alt-A and Subprime portfolios totaled $157 million and $692 million, respectively, while gross unrealized gains for these portfolios totaled $15 million and $2 million, respectively as of June 30, 2010.  For our below investment grade Alt-A and Subprime securities with gross unrealized gains, we have recognized cumulative write-downs in earnings totaling $60 million and $65 million, respectively, as of June 30, 2010.

The credit loss evaluation for Alt-A and Subprime securities with gross unrealized losses is performed in two phases.  The first phase estimates the future cash flows of the entire securitization trust from which our security was issued.  A critical part of this estimate involves forecasting delinquency rates and loss severities of the residential mortgage loans that collateralize the securitization trust.  The factors that affect the delinquency rates and loss severities include, but are not limited to, collateral type, transaction vintage year, geographic concentrations, borrower credit quality, origination practices of the transaction sponsor, and practices of the mortgage loan servicers.  The delinquency rate and loss severity forecasts result in a trust-level projected cumulative collateral loss estimate.

We then analyze the position of the class of securities we own in the securitization trust relative to the trust’s other classes to determine whether any of the projected cumulative collateral loss will be applied to our class.  If we have sufficient credit enhancement, measured in terms of subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security we own, no collateral losses will be realized by our class and we expect to collect all contractual principal and interest of the security we own.

For securities where there is insufficient credit enhancement for the class of securities we own, a second, security-specific estimate of future cash flows is calculated.  This estimate is based on the contractual principal and interest of the securities we own, reduced by the projected cumulative collateral losses applied to them.  This estimate takes into consideration additional secondary sources of credit enhancement, such as reliable bond insurance.  For securities without secondary sources of credit enhancement or for which the secondary sources do not fully offset the projected cumulative collateral losses applied to them, a credit loss is recorded in earnings to the extent amortized cost exceeds recovery value.

96.1% and 0.8% of our below investment grade Alt-A securities with gross unrealized losses were issued with Aaa and Aa original ratings and capital structure classifications, respectively.  86.9%, 10.7% and 2.1% of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  Alt-A and Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the collateral compared to those with lower original ratings.  Our projected cash flow assumptions for our below investment grade Alt-A and Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Alt-A securities with gross unrealized losses, by credit rating.

($ in millions)	June 30, 2010
	With other-than-temporary impairments recorded in earnings				Other
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Delinquency rates (1)	11.2%	36.8%	32.0%	32.2%	11.4%	43.6%	14.4%	14.6%	27.9%
Cumulative collateral losses (2)	0.3	8.1	6.6	6.6	1.4	3.1	2.2	2.1	5.5
Class-level
Average remaining credit enhancement (3)	10.9	29.6	6.2	8.3	10.5	47.4	10.0	11.0	9.0
Security-specific
Number of positions	1	3	27	31	3	2	11	16	47
Par value	$4	$38	$399	$441	$24	$4	$118	$146	$587
Fair value	1	22	184	207	17	2	84	103	310
Gross unrealized losses
Total	(3)	(11)	(104)	(118)	(7)	(2)	(30)	(39)	(157)
12-24 months (4)	--	--	--	--	--	--	--	--	--
Over 24 months (5)	(3)	(11)	(103)	(117)	(7)	(2)	(29)	(38)	(155)
Cumulative write-downs recognized (6)	--	(4)	(88)	(92)	--	--	--	--	(92)
Principal payments received during the period (7)	2	2	32	36	4	--	10	14	50

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Other
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Delinquency rates (1)	13.1%	29.2%	28.3%	28.3%	8.4%	39.2%	29.4%	19.7%	25.9%
Cumulative collateral losses (2)	0.2	4.3	4.2	4.2	0.8	1.4	2.5	1.6	3.5
Class-level
Average remaining credit enhancement (3)	11.3	24.5	7.1	9.2	7.0	26.4	13.4	11.1	9.7
Security-specific
Number of positions	1	4	24	29	6	5	5	16	45
Par value	$4	$56	$413	$473	$90	$12	$79	$181	$654
Fair value	1	32	158	191	62	5	53	120	311
Gross unrealized losses
Total	(3)	(20)	(131)	(154)	(26)	(7)	(25)	(58)	(212)
12-24 months (4)	(3)	(4)	(33)	(40)	(20)	--	(24)	(44)	(84)
Over 24 months (5)	--	(16)	(98)	(114)	(6)	(7)	(1)	(14)	(128)
Cumulative write-downs recognized (6)	--	(4)	(92)	(96)	--	--	--	--	(96)
Principal payments received during the period (7)	4	5	60	69	32	2	25	59	128

(1) Weighted average delinquency rates as of period end are based on the principal amount of loans that are 60 days or more past due as a percentage of the remaining principal amount of the loans in the trust as reported by the servicers.  The weighting calculation is based on the par value of each security.

(2) Weighted average cumulative collateral losses as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are significantly less than the losses on the underlying collateral as presented in this table, as a majority of the securities we hold include substantial credit enhancements.  Actual cumulative realized principal losses reduced the par value of the below investment grade Alt-A securities we own by $39 million as of June 30, 2010.

(3) Weighted average remaining credit enhancement as of period end is based on structural subordination and reflects the principal losses that can occur as a percentage of the remaining principal amount of the loans in the trust before the class of the security we own will incur its first dollar of principal loss.  The weighting calculation is based on the par value of each security.

(4) Includes total gross unrealized losses on securities in an unrealized loss position for a period of 12 to 24 consecutive months.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

(5)  Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of June 30, 2010, $69 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $4 million of unrealized losses on other securities are greater than or equal to 20% of those securities’ amortized cost.  As of December 31, 2009, there were no Alt-A securities with gross unrealized losses greater than or equal to 20% for a period of more than 24 consecutive months.

(6)  Includes cumulative write-downs recorded in accordance with GAAP.

(7)  Reflects principal payments for the six months ended June 30, 2010 or the year ended December 31, 2009, respectively.

The above tables include information about below investment grade Alt-A securities with gross unrealized losses as of each period presented.  As such, the par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, purchases, principal payments, sales and realized principal losses.

As of June 30, 2010, our below investment grade Alt-A securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had actual cumulative collateral losses of 6.6%, with remaining average credit enhancement of 8.3%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying delinquency rate of 46.0% and a projected weighted average loss severity of 53.6%, which resulted in projected cumulative collateral losses of 25.1%.  The difference between the actual cumulative collateral loss experience of 6.6% and our projections of cumulative collateral losses of 25.1% reflects our expectations of future losses due to further deterioration in the performance of the securities’ underlying collateral.  Accordingly, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above.

As of June 30, 2010, our below investment grade Alt-A securities with gross unrealized losses that are not other-than-temporarily impaired had actual cumulative collateral losses of 2.1%, with remaining average credit enhancement of 11.0%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing including a projected weighted average underlying delinquency rate of 35.3% and a projected weighted average loss severity of 46.3%, which resulted in projected cumulative collateral losses of 17.4%.  In instances where the projected cumulative collateral losses exceed the remaining credit enhancement and the security has not been impaired, the recovery value of the security exceeds the current amortized cost.

The following table shows other trust-level and class-level key metrics specific to the trusts and classes from which our below investment grade Alt-A securities with gross unrealized losses were issued.

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Trust-level statistics
Delinquency rates	27.9%	28.1%	25.9%	24.4%	24.1%
Cumulative collateral losses	5.5	4.3	3.5	3.0	2.2
Class-level statistics
Average remaining credit enhancement	9.0	9.0	9.7	11.3	11.7

In general and as discussed above, our average credit enhancement remains strong while the cumulative collateral losses continue to be applied against lower classes issued by the securitization trusts.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses, by credit rating.

($ in millions)	June 30, 2010
	With other-than-temporary impairments recorded in earnings				Other
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Delinquency rates	--%	18.3%	31.8%	31.5%	33.5%	13.8%	31.1%	26.3%	29.3%
Cumulative collateral losses (1)	--	9.3	16.4	16.2	11.4	20.6	8.6	12.6	14.7
Class-level
Average remaining credit enhancement	--	12.4	9.0	9.1	32.3	7.8	23.9	20.4	13.7
Security-specific
Number of positions	--	4	80	84	19	23	54	96	180
Par value	$--	$30	$1,066	$1,096	$116	$230	$422	$768	$1,864
Fair value	--	17	401	418	75	126	224	425	843
Gross unrealized losses
Total	--	(10)	(342)	(352)	(41)	(103)	(196)	(340)	(692)
Insured (2)	--	(9)	(117)	(126)	(1)	(77)	(19)	(97)	(223)
12-24 months (3)	--	--	(46)	(46)	--	(1)	--	(1)	(47)
Over 24 months (4)	--	(10)	(295)	(305)	(41)	(102)	(196)	(339)	(644)
Cumulative write-downs recognized (5)	--	(3)	(326)	(329)	--	--	--	--	(329)
Principal payments received during the period (6)	--	7	33	40	12	22	11	45	85

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Other
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Delinquency rates	5.5%	9.4%	35.7%	33.1%	34.0%	17.7%	32.3%	28.9%	30.9%
Cumulative collateral losses	15.0	13.8	16.2	16.1	8.8	17.3	8.9	11.0	13.5
Class-level
Average remaining credit enhancement	--	14.1	10.7	10.5	26.0	7.3	15.4	15.9	13.3
Security-specific
Number of positions	1	4	53	58	22	26	45	93	151
Par value	$30	$52	$798	$880	$228	$244	$451	$923	$1,803
Fair value	10	28	230	268	124	107	224	455	723
Gross unrealized losses
Total	(14)	(20)	(351)	(385)	(104)	(137)	(223)	(464)	(849)
Insured (2)	(14)	(16)	(85)	(115)	(3)	(111)	(74)	(188)	(303)
12-24 months (3)	--	(4)	(53)	(57)	(4)	(2)	(13)	(19)	(76)
Over 24 months (4)	(14)	(12)	(294)	(320)	(100)	(135)	(209)	(444)	(764)
Cumulative write-downs recognized (5)	(6)	(4)	(217)	(227)	--	--	--	--	(227)
Principal payments received during the period (6)	--	13	40	53	36	42	53	131	184

(1)       Actual cumulative realized principal losses reduced the par value of the below investment grade Subprime securities we own by $38 million as of June 30, 2010.

(2)       Includes gross unrealized losses on securities with reliable bond insurance.  These unrealized losses are included in the aging below.

(3)       Includes total gross unrealized losses on securities in an unrealized loss position for a period of 12 to 24 consecutive months.

(4)       Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of June 30, 2010, $182 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $214 million of unrealized losses on other securities are greater than or equal to 20% of those securities’ amortized cost, and as of December 31, 2009, $95 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $50 million of unrealized losses on other securities are greater than or equal to 20% of those securities’ amortized cost.

(5)       Includes cumulative write-downs recorded in accordance with GAAP.

(6)       Reflects principal payments for the six months ended June 30, 2010 or the year ended December 31, 2009, respectively.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

The above tables include information about below investment grade Subprime securities with gross unrealized losses as of each period presented.  As such, the par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, purchases, principal payments, sales and realized principal losses.

As of June 30, 2010, our below investment grade Subprime securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had actual cumulative collateral losses of 16.2%, with remaining average credit enhancement of 9.1%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying delinquency rate of 56.0% and a projected weighted average loss severity of 75.2%, which resulted in projected cumulative collateral losses of 41.6%.  The difference between the actual cumulative collateral loss experience of 16.2% and our projections of cumulative collateral losses of 41.6% reflects our expectations of future losses due to further deterioration in the performance of the securities’ underlying collateral.  Accordingly, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above.

As of June 30, 2010, our below investment grade Subprime securities with gross unrealized losses that are not other-than-temporarily impaired had actual cumulative collateral losses of 12.6%, with remaining average credit enhancement of 20.4%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing including a projected weighted average underlying delinquency rate of 48.0% and a projected weighted average loss severity of 69.4%, which resulted in projected cumulative collateral losses of 33.4%.  In instances where the projected cumulative collateral losses exceed the remaining credit enhancement and the security has not been impaired, sufficient secondary credit enhancement exists, such as reliable bond insurance, and the recovery value of the security exceeds the current amortized cost.

The following table shows other trust-level and class-level key metrics specific to the trusts and classes from which our below investment grade Subprime securities with gross unrealized losses were issued.

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Trust-level statistics
Delinquency rates	29.3%	31.7%	30.9%	29.2%	27.7%
Cumulative collateral losses	14.7	14.4	13.5	12.2	10.5
Class-level statistics
Average remaining credit enhancement	13.7	13.6	13.3	13.7	14.2

In general and as discussed above, our average credit enhancement remains strong while the cumulative collateral losses continue to be applied against lower classes issued by the securitization trusts.

Other-than-temporary impairment assessment for below investment grade CMBS

Gross unrealized losses for our below investment grade CMBS portfolio totaled $194 million, while gross unrealized gains were $1 million as of June 30, 2010.  For below investment grade CMBS with gross unrealized gains, we have recognized cumulative write-downs in earnings totaling $8 million as of June 30, 2010.

The credit loss evaluation for CMBS with gross unrealized losses is performed in two phases.  The first phase estimates the future cash flows of the entire securitization trust from which our security was issued.  A critical part of this estimate involves forecasting the cumulative collateral losses of the commercial mortgage loans that collateralize the securitization trust.  Factors affecting these estimates include, but are not limited to, estimates of current and future property prices, current and projected rental incomes, the propensity of the commercial mortgage loans to default under these assumptions and loss severities in cases of default.  Estimates of future property prices and rental incomes consider specific property-type and geographic economic trends such as employment, property vacancy and rental rates, and forecasts of new supply in the commercial real estate markets.  Estimates of delinquency rates and loss severities consider factors such as borrower payment history, the origination practices of the transaction sponsor, overall collateral quality and diversification, transaction vintage year, maturity date, overall transaction structure and other factors that may influence performance.  Realized losses in the CMBS market have historically been low and, we believe, are not predictive of future losses.  Therefore, our projections of collateral performance rely on probability-weighted scenarios informed by credit opinions obtained from third parties, such as nationally recognized credit rating agencies, industry analysts and a CMBS loss modeling advisory service.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

We then analyze the position of the class of securities we own in the securitization trust relative to the trust’s other classes to determine whether any of the projected cumulative collateral loss will be applied to our class.  If we have sufficient credit enhancement, measured in terms of subordination from other classes of securities in the trust being contractually obligated to absorb losses before the class of security we own, no collateral losses will be realized by our class and we expect to collect all contractual principal and interest of the security we own.

For securities where there is insufficient credit enhancement for the class of securities we own, a second, security-specific estimate of future cash flows is calculated.  This estimate is based on the contractual principal and interest of the securities we own, reduced by the projected cumulative collateral losses applied to them.  In instances where the recovery value of the security is less than amortized cost, a credit loss is recorded in earnings.

39.8%, 50.2% and 8.1% of our below investment grade CMBS with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  CMBS with higher original ratings typically have priority in receiving the principal repayments on the collateral compared to those with lower original ratings.  Commercial property prices have deteriorated substantially during the last 24 months and property rental incomes are declining as the commercial real estate sector adjusts to lower macroeconomic activity.  In addition, tight credit markets and conservative underwriting standards continue to stress commercial mortgage borrowers’ ability to refinance obligations.  Our projected cash flow assumptions for our below investment grade CMBS securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade CMBS securities with gross unrealized losses, by credit rating.

($ in millions)	June 30, 2010
	With other-than-temporary impairments recorded in earnings				Other
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Delinquency rates	3.4%	11.6%	12.8%	11.7%	5.3%	3.5%	--%	4.9%	8.5%
Cumulative collateral losses	--	0.3	3.5	2.5	0.5	0.9	--	0.6	1.6
Class-level
Average remaining credit enhancement	7.6	10.2	19.0	16.1	8.6	8.3	--	8.6	12.5
Security-specific
Number of positions	2	2	6	10	14	4	--	18	28
Par value	$20	$43	$141	$204	$140	$42	$--	$182	$386
Fair value	5	14	28	47	54	17	--	71	118
Gross unrealized losses
Total	(5)	(8)	(61)	(74)	(90)	(30)	--	(120)	(194)
12-24 months (1)	--	--	--	--	(6)	--	--	(6)	(6)
Over 24 months (2)	(5)	(8)	(61)	(74)	(84)	(30)	--	(114)	(188)
Cumulative write-downs recognized (3)	(10)	(19)	(58)	(87)	--	--	--	--	(87)
Principal payments received during the period (4)	--	--	2	2	1	--	--	1	3

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

($ in millions)	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Other
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Delinquency rates	7.3%	9.4%	--%	8.9%	2.2%	3.8%	--%	2.8%	5.2%
Cumulative collateral losses	1.4	0.6	--	0.8	--	--	--	--	0.3
Class-level
Average remaining credit enhancement	17.4	9.8	--	11.5	9.1	8.5	--	8.9	9.9
Security-specific
Number of positions	1	5	--	6	6	6	--	12	18
Par value	$20	$69	$--	$89	$87	$49	$--	$136	$225
Fair value	9	16	--	25	29	13	--	42	67
Gross unrealized losses
Total	(5)	(25)	--	(30)	(55)	(37)	--	(92)	(122)
12-24 months (1)	--	--	--	--	(13)	--	--	(13)	(13)
Over 24 months (2)	(5)	(25)	--	(30)	(42)	(37)	--	(79)	(109)
Cumulative write-downs recognized (3)	(7)	(34)	--	(41)	--	--	--	--	(41)
Principal payments received during the period (4)	1	--	--	1	1	--	--	1	2

(1)    Includes total gross unrealized losses on securities in an unrealized loss position for a period of 12 to 24 consecutive months.

(2)    Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of June 30, 2010, $18 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $79 million of unrealized losses on other securities are greater than or equal to 20% of those securities’ amortized cost.  As of December 31, 2009, there were no CMBS securities with gross unrealized losses greater than or equal to 20% for a period of more than 24 consecutive months.

(3)    Includes cumulative write-downs recorded in accordance with GAAP.

(4)    Reflects principal payments for the six months ended June 30, 2010 or the year ended December 31, 2009, respectively.

The above tables include information about below investment grade CMBS with gross unrealized losses as of each period presented.  As such, the par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, purchases, principal payments and sales.

As of June 30, 2010, our below investment grade CMBS with gross unrealized losses and with other-than-temporary impairments recorded in earnings had actual cumulative collateral losses of 2.5%, with remaining average credit enhancement of 16.1%.  As of June 30, 2010, our below investment grade CMBS with gross unrealized losses that were not other-than-temporarily impaired had actual cumulative collateral losses of 0.6%, with remaining average credit enhancement of 8.6%.

Our impairment evaluation for CMBS forecasts more severe assumptions than the trusts are actually experiencing.  We assume that all loans delinquent 60 days or more default and project delinquency rates on otherwise performing loans. Projected loss severities are then applied against the resulting delinquency rates, arriving at our projected cumulative collateral loss rates.  The projected cumulative collateral loss rates by vintage year of the security range from a low of 2.1% for holdings with a vintage year of 2003 to a high of 10.5% for holdings with a vintage year of 2007.  The projected cumulative collateral loss rate for our entire CMBS portfolio at June 30, 2010 was 7.9%.  The difference between the actual cumulative collateral loss experience of 1.6% and our projections of cumulative collateral losses of 7.9% reflects our expectations of future losses due to further deterioration in the performance of the securities’ underlying collateral.  Accordingly, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above.  In instances where the projected cumulative collateral losses exceed the remaining credit enhancement and the security has not been impaired, the recovery value of the security exceeds the current amortized cost.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

The following table shows other trust-level and class-level key metrics specific to the trusts and classes from which our below investment grade CMBS with gross unrealized losses were issued.

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Trust-level statistics
Delinquency rates	8.5%	8.6%	5.2%	4.9%	6.0%
Cumulative collateral losses	1.6	0.8	0.3	0.1	0.2
Class-level statistics
Average remaining credit enhancement	12.5	11.6	9.9	11.3	10.0

In general and as discussed above, our average credit enhancement remains strong while the cumulative collateral losses continue to be applied against lower classes issued by the securitization trusts.

Other-than-temporary impairment assessment for below investment grade ABS

Gross unrealized losses for our below investment grade ABS portfolio totaled $219 million, while gross unrealized gains were $33 million as of June 30, 2010.  For below investment grade ABS with gross unrealized gains, we have recognized cumulative write-downs in earnings totaling $201 million as of June 30, 2010.

The ABS portfolio is composed of various holdings with unique features; and therefore, our credit loss evaluation primarily relies on expectations of future losses on the underlying collateral and structural considerations of each issue.  The projection of future losses is based on our expectations for investment grade corporate, bank loan and high yield markets.  Our expectations are formulated through ongoing monitoring and participation in these markets, and consider opinions from third parties, such as industry analysts and strategists, and credit rating agencies as well as our overall economic outlook for indicators such as unemployment and GDP.  The expected performance of each security considers expected collateral losses and credit enhancement levels, as well as factors including default rates, expected recoveries, prepayment rates, changes in interest rates and other characteristics.  In addition, the performance of collateral underlying certain ABS securities is actively monitored by external managers, allowing for enhanced collateral management actions which help mitigate the risk of loss.

The following table shows certain statistics for our below investment grade ABS securities with gross unrealized losses.

($ in millions)	June 30, 2010
	With other-than-temporary impairments recorded in earnings				Other
	Fair value	Total unrealized loss	Unrealized loss aged over 24 months	Cumulative write- downs recognized	Fair value	Total unrealized loss	Unrealized loss aged over 24 months
Cash flow CLO	$11	$--	$--	$(8)	$172	$(97)	$(96)
Market value CDO	--	--	--	--	30	(14)	(14)
Synthetic CDO	24	(25)	(24)	(81)	66	(59)	(59)
Trust preferred CDO	5	(4)	(3)	(15)	18	(15)	(11)
Consumer and other ABS	8	(1)	--	(6)	12	(4)	(4)
Total	$48	$(30)	$(27)	$(110)	$298	$(189)	$(184)

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Other
	Fair value	Total unrealized loss	Unrealized loss aged over 24 months	Cumulative write- downs recognized	Fair value	Total unrealized loss	Unrealized loss aged over 24 months
Cash flow CLO	$8	$(2)	$--	$(5)	$180	$(98)	$(95)
Market value CDO	--	--	--	--	30	(14)	(14)
Synthetic CDO	28	(44)	(40)	(130)	61	(44)	(44)
Trust preferred CDO	4	(5)	(5)	(15)	3	(6)	--
Consumer and other ABS	5	(3)	--	(14)	23	(6)	(4)
Total	$45	$(54)	$(45)	$(164)	$297	$(168)	$(157)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

The above tables include information about below investment grade ABS with gross unrealized losses as of each period presented.  As such, the composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, purchases, principal payments, sales and realized principal losses.

As of June 30, 2010, our below investment grade ABS with gross unrealized losses that are not other-than-temporarily impaired are concentrated in Cash flow CLO and Synthetic CDO securities, which together comprise 82.5% of the total unrealized loss on such securities.

Cash flow CLO are collateralized primarily by below investment grade senior secured corporate loans and are structured with overcollateralization which serves as credit enhancement for the class of securities we own.  Our best estimate of future cash flows, supported by the applicable overcollateralization, indicates that the nature of the unrealized loss on these securities is temporary and will reverse over time.

Synthetic CDO primarily consist of a portfolio of corporate CDS collateralized by Aaa, Aa and A rated LIBOR-based securities (i.e. “fully funded” synthetic CDO).  Our best estimate of future cash flows as of June 30, 2010 indicates that the remaining unrealized loss is not predictive of their ultimate performance and will recover in line with our best estimate of future cash flows.

We believe that the unrealized losses on our fixed income securities are not predictive of their ultimate performance and the unrealized losses should reverse over the remaining lives of the securities.  We anticipate that these securities will recover in line with our best estimate of the expected cash flows which are used for other-than-temporary impairment evaluations.  As of June 30, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  Our evaluation of whether it is more likely than not we will be required to sell a security before recovery of its amortized cost basis is supported by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations.

Problem, restructured, or potential problem securities

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments.

($ in millions)	June 30, 2010
	Par value (1)	Amortized cost(1)	Amortized cost as a percent of par value	Fair value(2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$105	$83	79.0%	$82	78.1%	0.1%
Problem	878	328	37.4	262	29.8	0.3
Potential problem	2,428	1,474	60.7	980	40.4	1.2
Total	$3,411	$1,885	55.3	$1,324	38.8	1.6%
Cumulative write- downs recognized (3)		$1,275

	December 31, 2009
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value(2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$107	$85	79.4%	$75	70.1%	0.1%
Problem	823	321	39.0	221	26.9	0.3
Potential problem	2,630	1,651	62.8	977	37.1	1.2
Total	$3,560	$2,057	57.8	$1,273	35.8	1.6%
Cumulative write- downs recognized (3)		$1,188

(1) The difference between par value and amortized cost of $1.53 billion at June 30, 2010 and $1.50 billion at December 31, 2009 is primarily attributable to write-downs.  Par value has been reduced by principal payments.

(2) Bank loans are reflected at amortized cost.

(3) Cumulative write-downs recognized only reflect impairment write-downs related to investments within the problem, potential problem and restructured categories.

At June 30, 2010, amortized cost for the problem category was $328 million and comprised $124 million of Subprime, $47 million of Alt-A, $15 million of CMBS, $6 million of CDO and $4 million of Consumer and other ABS.  Also included were $101 million of municipal bonds, $27 million of corporates (primarily privately placed) and $4 million of bank loans.  The increase of $7 million compared to December 31, 2009 is primarily attributable to additional Alt-A securities.  The amortized cost of problem investments with a fair value less than 80% of amortized cost totaled $139 million with unrealized losses of $75 million and fair value of $64 million.

At June 30, 2010, amortized cost for the potential problem category was $1.47 billion and comprised $701 million of Subprime, $382 million of Alt-A, $124 million of CMBS, $80 million of CDO, $66 million of Prime and $9 million of Consumer and other ABS.  Also included were $70 million of corporates (primarily privately placed), $30 million of municipal bonds and $12 million of bank loans.  The decrease of $177 million from December 31, 2009 is primarily attributable to decreases in corporates and CMBS.  The amortized cost of potential problem investments with a fair value less than 80% of amortized cost totaled $1.04 billion with unrealized losses of $520 million and fair value of $522 million.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Fixed income securities	$955	$993	$1,914	$2,035
Equity securities	25	19	46	35
Mortgage loans	99	131	203	268
Cost limited partnership interests	7	4	13	7
Short-term	2	6	4	19
Other	6	(4)	7	(3)
Investment income, before expense	1,094	1,149	2,187	2,361
Investment expense	(45)	(41)	(88)	(77)
Net investment income	$1,049	$1,108	$2,099	$2,284

Net investment income decreased 5.3% or $59 million in the second quarter of 2010 and 8.1% or $185 million in the first six months of 2010 compared to the same periods of 2009.  These declines were primarily due to lower yields, duration shortening actions taken to protect the portfolio from rising interest rates and lower average asset balances.  Net investment income was $1.08 billion in both the third and fourth quarter of 2009 and $1.05 billion in the first quarter of 2010.

Net realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Impairment write-downs	$(239)	$(291)	$(462)	$(911)
Change in intent write-downs	(67)	(26)	(99)	(131)
Net other-than-temporary impairment losses recognized in earnings	(306)	(317)	(561)	(1,042)
Sales	145	263	233	681
Valuation of derivative instruments	(283)	367	(438)	470
Settlements of derivative instruments	(27)	52	(57)	40
EMA limited partnership income	20	(37)	24	(180)
Realized capital gains and losses, pre-tax	(451)	328	(799)	(31)
Income tax benefit (expense)	157	(110)	279	(239)
Realized capital gains and losses, after-tax	$(294)	$218	$(520)	$(270)

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Fixed income securities	$(172)	$(192)	$(352)	$(425)
Equity securities	(31)	(31)	(37)	(168)
Mortgage loans	(28)	(15)	(41)	(43)
Limited partnership interests	(8)	(46)	(32)	(243)
Other investments	--	(7)	--	(32)
Impairment write-downs	$(239)	$(291)	$(462)	$(911)

Impairment write-downs for the three months and six months ended June 30, 2010 were primarily driven by RMBS, which experienced deterioration in expected cash flows; investments with commercial real estate exposure, including CMBS, limited partnership interests, and mortgage loans, which were impacted by declines in real estate valuations or experienced deterioration in expected cash flows; and privately placed corporate bonds and municipal bonds impacted by issuer specific circumstances.  Impairment write-downs on below investment grade RMBS, CMBS and ABS for the three months ended June 30, 2010 were $88 million, $27 million and $21 million, respectively.  Impairment write-downs on below investment grade RMBS, CMBS and ABS for the six months

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

ended June 30, 2010 were $181 million, $51 million and $25 million, respectively.  $108 million or 62.8% and $250 million or 71.0% of the fixed income security write-downs for the three months and six months ended June 30, 2010, respectively, related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  For these securities, as of June 30, 2010, there were either no defaults or defaults only impacted classes lower than our position in the capital structure.  $35 million and $70 million of the fixed income security write-downs for the three months and six months ended June 30, 2010, respectively, related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.  $29 million and $32 million for the three months and six months ended June 30, 2010, respectively, related to fixed income securities for which future cash flows are not anticipated.

Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends.

Limited partnership impairment write-downs related to Cost limited partnerships, which experienced significant declines in portfolio valuations and we could not assert the recovery period would be temporary.  To determine if an other-than-temporary impairment has occurred related to a Cost limited partnership, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.

Change in intent write-downs are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Fixed income securities	$(67)	$(20)	$(93)	$(102)
Equity securities	--	(1)	--	(18)
Mortgage loans	--	--	(6)	(6)
Other investments	--	(5)	--	(5)
Change in intent write-downs	$(67)	$(26)	$(99)	$(131)

Change in intent write-downs in the three months and six months ended June 30, 2010 related primarily to municipal bonds and Subprime RMBS for which we have the intent to sell.  Change in intent write-downs on below investment grade RMBS for the three months and six months ended June 30, 2010 were $32 million and $33 million, respectively.

Sales generated $145 million and $233 million of net realized gains for the three months and six months ended June 30, 2010, respectively.  Net realized gains for the three months ended June 30, 2010 primarily related to $76 million of net gains on sales of equity securities and $93 million of gains on sales of corporate, foreign government and municipal fixed income securities, offset by $50 million of losses on sales of CMBS securities.  Net realized gains for the six months ended June 30, 2010 primarily related to $96 million of net gains on sales of equity securities and $172 million of gains on sales of corporate, foreign government and municipal fixed income securities, offset by $64 million of losses on sales of CMBS securities.

Valuation and settlement of derivative instruments recorded as net realized capital losses totaling $495 million for the six months ended June 30, 2010 included $438 million of losses on the valuation of derivative instruments and $57 million of losses on the settlement of derivative instruments.  Losses from the risk management programs primarily occurred in the Property-Liability interest rate spike exposure and portfolio duration management programs and in the Allstate Financial duration gap management program, and are related to a decrease in interest rates and a decline in volatility.

A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level.  A duration target and range is established with an economic view of liabilities relative to a long-term investment portfolio view.  Tactical duration management is accomplished through both cash market transactions, sales and new

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

At June 30, 2010, our securities with embedded options totaled $1.27 billion, a decrease in fair value of $142 million from December 31, 2009, resulting in realized capital losses on valuation of $119 million, net sales activity of $117 million, and unrealized net capital gains reported in OCI of $94 million for the host securities.  Net unrealized capital gains were further decreased by $18 million due to amortization of the host securities.  The change in fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI.  Total fair value exceeded total amortized cost by $53 million at June 30, 2010.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity unless the issuer of the note defaults.  Total par value exceeded fair value by $37 million at June 30, 2010.

The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy.

($ in millions)	Six months ended June 30,
	2010			2009	2010 Explanations
	Valuation	Settlements	Total	Total
Risk management Property-Liability Portfolio duration management (1)	$(81)	$(24)	$(105)	$156

Interest rate swaps, municipal interest rate swaps and short interest rate futures are used to offset the effects of changing interest rates on a portion of the Property-Liability fixed income portfolio that is reported in unrealized net capital gains or losses in OCI.  The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost.  The 2010 losses, resulting from decreasing interest rates are offset in net unrealized capital gains and losses in OCI to the extent it relates to changes in risk-free rates.

Interest rate spike exposure (1)	(142)	(44)	(186)	149

Interest rate swaption contracts, with terms of less than one year, and exchange traded options on treasury futures, with three to six month terms, provide an offset to declines in fixed income market values resulting from potential rising interest rates.  As of June 30, 2010, the notional of our over-the-counter (“OTC”) swaption positions totaled $9.50 billion and the notional of our exchange traded options totaled $3.05 billion.  Exchange traded options on treasury futures are utilized to supplement the protection provided by swaption contracts without increasing the counterparty risk associated with OTC contracts.  The 2010 losses on swaptions and options on treasury futures contracts relates to a decrease in interest rates and a decline in volatility.  Volatility represents the measure of variation of average value over a specified time period.  If interest rates do not increase above the strike rate, the maximum loss on swaptions and options on treasury futures is limited to the amount of the premium paid.  The program is routinely monitored and revised as capital market conditions change.

Hedging unrealized gains on equity securities (1)	36	7	43	(78)

Exchange traded put options and short equity index futures provide an offset to significant declines in our equity portfolio from equity market declines below a targeted level.  Options can expire, terminate early or the option can be exercised.  If the price level of the equity index does not fall below the put’s strike price, the maximum loss on purchased puts is limited to the amount of the premium paid.  The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost.  The 2010 gains on futures and options were primarily the result of a decrease in the price levels of the equity indices and an increase in volatility and were partially offset by net unrealized capital gains and losses of our equity portfolio reflected in OCI to the extent it relates to changes in price levels of the equity indices.

Foreign currency contracts	10	6	16	(6)	Currency forwards are used to protect our foreign bond and equity portfolios from changes in currency rates.

Credit risk reduction (1)	9	2	11	(21)	Gains are primarily the result of widening credit spreads on referenced credit entities.

Other	--	1	1	--

Allstate Financial Duration gap management	(137)	(21)	(158)	277

Interest rate caps, floors, swaptions and swaps are used by Allstate Financial to balance interest-rate sensitivities of its assets and liabilities.  The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration.  The contracts can be terminated and settled at any time with minimal additional cost.  The maximum loss on caps, floors and swaptions is limited to the amount of premiums paid.  The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts.  The 2010 losses, resulting from decreasing interest rates, are offset in unrealized capital gains and losses of our fixed income securities in OCI to the extent it relates to changes in risk-free rates.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

($ in millions)	Six months ended June 30,
	2010			2009	2010 Explanations
	Valuation	Settlements	Total	Total
Anticipatory hedging	22	5	27	(15)

Futures and interest rate swaps are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity.  The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investment’s unrealized loss in OCI.  The 2010 gains were caused by a decrease in risk-free interest rates over the life of the net short position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	(16)	--	(16)	12

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to a decrease in interest rates.

Hedge ineffectiveness	1	--	1	3	The hedge ineffectiveness of $1 million includes $104 million in realized capital losses on swaps that were offset by $105 million in realized capital gains on the hedged risk.

Foreign currency contracts	(3)	7	4	--	Currency forwards are used to protect our foreign bond portfolio from changes in currency rates.

Credit risk reduction	15	(6)	9	(14)	Valuation gain is the result of widening credit spreads on referenced credit entities.

Total Risk management	$(286)	$(67)	$(353)	$463

Income generation
Asset replication – credit exposure

The 2010 changes in valuation on the Property-Liability segment are due to the widening of credit spreads on referenced credit entities.  The losses are primarily on single name CDS.  The 2010 changes in valuation on the Allstate Financial segment are due to the widening credit spreads on referenced credit entities.  The losses are primarily on first-to-default CDS and credit derivative index CDS.  The changes in valuation would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs.  For further discussion on CDS, see Note 6 of the condensed consolidated financial statements.

Property-Liability	$(4)	$6	$2	$5
Allstate Financial	(29)	4	(25)	20
Total	(33)	10	(23)	25

Asset replication – equity exposure Property-Liability	--	--	--	(7)

Total Income generation	$(33)	$10	$(23)	$18

Accounting
Equity indexed notes – Allstate Financial	$(23)	$--	$(23)	$(11)

Equity-indexed notes are fixed income securities that contain embedded options.  The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses.  The results generally track the performance of underlying equity indices.  Valuation gains and losses are converted into cash upon sale or maturity.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Par value exceeded fair value by $43 million at June 30, 2010.  Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the June 30, 2010 and December 31, 2009 holdings, respectively.

					($ in millions)	June 30, 2010	Change in fair value	Change due to net sale activity	December 31, 2009
					Par value	$425	$--	$(50)	$475
					Amortized cost of host contract	$316	$9	$(37)	$344
					Fair value of equity- indexed call option	57	(23)	(9)	89
					Total amortized cost	$373	$(14)	$(46)	$433
					Total fair value	$382	$1	$(49)	$430
					Unrealized gain/loss	$9	$15	$(3)	$(3)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

($ in millions)	Six months ended June 30,
	2010			2009	2010 Explanations
	Valuation	Settlements	Total	Total
Conversion options in fixed income securities Property-Liability Allstate Financial	(63) (33)	-- --	(63) (33)	27 13

Convertible bonds are fixed income securities that contain embedded options.   Changes in valuation of the embedded option are reported in realized capital gains and losses.  The results generally track the performance of underlying equities.  Valuation gains and losses are converted into cash upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Fair value exceeded par value by $6 million at June 30, 2010.  Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the June 30, 2010 and December 31, 2009 holdings, respectively.

Total	(96)	--	(96)	40

					($ in millions)	June 30, 2010	Change in fair value	Change due to net sale activity	December 31, 2009
					Par value	$878	$--	$(58)	$936
					Amortized cost of host contract	$646	$9	$(27)	$664
					Fair value of conversion option	194	(96)	(22)	312
					Total amortized cost	$840	$(87)	$(49)	$976
					Total fair value	$884	$(26)	$(68)	$978
					Unrealized gain/loss	$44	$61	$(19)	$2
Total Accounting	$(119)	$--	$(119)	$29
Total	$(438)	$(57)	$(495)(2)	$510
Total Property- Liability	$(235)	$(46)	$(281)	$225
Total Allstate Financial	(203)	(11)	(214)	285
Total	$(438)	$(57)	$(495)	$510

(1)  A portion of the macro hedge program is contained within this line item.

(2)  Does not include $2 million of derivative gains related to the termination of fair value and cash flow hedges which are included in sales and reported with the hedged risk.

Included in the table above are net realized capital losses on the valuation and settlement of derivative instruments related to our macro hedge program.  Additional information regarding our macro hedge program, including these realized capital gains and losses, is included in the following table.

($ in millions)	Fair value at December 31, 2009	Net cash paid (received) for premiums	Net cash paid (received) for settlement	Gain (loss) on valuation (1)	Gain (loss) on settlement (2)	Fair value at June 30, 2010
Premium based instruments
Interest rate hedges
Swaptions	$114	$82	$(13)	$(120)	$(43)	$20
Options on Treasury futures	12	15	(3)	(22)	(1)	1
Equity hedges
Equity index options	50	50	(26)	35	(29)	80
	176	147	(42)	(107)	(73)	101
Non-premium based instruments
Interest rate hedges
Futures	--	--	15	--	(14)	1
Interest rate swaps	(12)	--	(3)	22	--	7
Credit hedges
Purchased CDS	(40)	--	29	8	(4)	(7)
	(52)	--	41	30	(18)	1
Total	$124	$147	$(1)	$(77)	$(91)	$102

(1)    In general, for premium based instruments, valuation gains and losses represent changes in fair value on open contracts and contracts that expired by their contractual terms during the period.  If a premium based instrument terminates prior to maturity, the inception to date change in fair value is reversed out of valuation and reclassified to settlement gain or loss.  For non-premium based instruments, valuation gains and losses represent changes in fair value on open contracts during the period.

(2)    In general, for premium based instruments, settlement gains and losses represent the inception to date change in fair value for early-terminated contracts.  For non-premium based instruments, settlement gains and losses represent the net realized capital gain or loss resulting from periodic payments required by the contracts during the period, as well as any gain or loss on contract termination (represented by the change in fair value of a terminated contract since its last month-end valuation).

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Our current macro hedge program consists of derivatives for which we pay a premium at inception and others that do not require an up front premium payment.  The premium payment component includes over-the-counter interest rate swaptions, exchange traded options on treasury futures, and options on equity indices.  These programs are designed to protect against the “tail risk” associated with both interest rate spikes above, and equity market declines below, targeted thresholds, so that derivative valuation gains will be realized to partially offset corresponding declines in value for our fixed income and equity portfolios, respectively.

Premiums paid are reflected in realized capital losses as changes in valuation over the life of the derivative.  The maximum loss on our premium based instruments is limited to the remaining fair value as of June 30, 2010.  Scheduled expirations for our premium based instruments are $1 million in the third quarter of 2010, $88 million in the fourth quarter of 2010, $9 million in the first quarter of 2011 and $3 million in the second quarter of 2011.

The derivatives in our current macro hedge program that do not require an up front premium payment are related to interest rate and credit risk hedging.  These positions currently include interest rate swaps, municipal interest rate swaps, and purchased credit default swaps.  Although interest rate swaps and purchased credit default swaps typically do not require up front premiums, they do involve periodic payments throughout the life of the contract.  The fair value and resulting gains and losses from these instruments are dependent on the size of the notional amounts and direction of our positions relative to the performance of the underlying markets and credit-referenced entities.  As of June 30, 2010, our non-premium based interest rate hedges had aggregate outstanding notional amounts of $425 million, increasing from $200 million at December 31, 2009.  As of June 30, 2010, our non-premium based credit hedges had aggregate outstanding notional amounts of $145 million, decreasing from $678 million at December 31, 2009.

The macro hedge program is routinely monitored and revised as capital market conditions change.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholders’ equity as of June 30, 2010 was $18.04 billion, an increase of 8.1% from $16.69 billion as of December 31, 2009.

•                  Deployable invested assets at the parent holding company level totaled $3.05 billion at June 30, 2010 compared to $3.07 billion at December 31, 2009.

•                  At June 30, 2010, we held 34.9% of our total consolidated cash and investment portfolio, or $35.08 billion, in cash and liquid investments that are saleable within one quarter without significant additional net realized capital losses.

•                  On both January 5, 2010 and April 1, 2010, we paid a quarterly shareholder dividend of $0.20.  On May 18, 2010, we declared a quarterly shareholder dividend of $0.20 to be payable on July 1, 2010.  On July 13, 2010, we declared a quarterly shareholder dividend of $0.20 to be payable on October 1, 2010.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	June 30, 2010	December 31, 2009
Common stock, retained income and other shareholders’ equity items	$18,912	$18,798
Accumulated other comprehensive loss	(873)	(2,106)
Total shareholders’ equity	18,039	16,692
Debt	5,909	5,910
Total capital resources	$23,948	$22,602

Ratio of debt to shareholders’ equity	32.8%	35.4%
Ratio of debt to capital resources	24.7%	26.1%

Shareholders’ equity increased in the first six months of 2010, due primarily to unrealized net capital gains on investments and net income, partially offset by dividends paid to shareholders.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

Allstate Life Insurance Company (“ALIC”), AIC and the Corporation are party to the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  ALIC and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  AIC also has a capital support agreement with ALIC.  Under the capital support agreement, AIC is committed to provide capital to ALIC to maintain an adequate capital level.  The maximum amount of potential funding under each of these agreements is $1.00 billion.

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

Liquidity sources and uses  We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  Liquidity is managed at both the entity and enterprise level across the Company, and is assessed on both base and stressed level liquidity needs.  We believe we have sufficient liquidity to meet these needs, with $35.08 billion of cash and liquid investments saleable within 90 days without generating significant additional capital losses (34.9% of the total cash and investment portfolio).  We expect $9.78 billion of investment portfolio cash flows from maturities, calls, and interest receipts over the next 12 months.  Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.

Parent company capital capacity  At the parent holding company level, we have deployable invested assets totaling $3.05 billion as of June 30, 2010.  These assets include investments that are generally saleable within one quarter totaling $2.69 billion.  This provides funds for the parent company’s relatively low fixed charges.

The Corporation has access to additional borrowing to support liquidity as follows:

•               A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2010, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at June 30, 2010 was 19.9%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the second quarter and first six months of 2010.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on May 8, 2009.  We can use our current shelf registration to issue an unspecified amount of debt securities, common

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

stock (including 362 million shares of treasury stock as of June 30, 2010), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds as of June 30, 2010 were $49.44 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions at June 30, 2010.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$7,027	14.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	20,683	41.8
Market value adjustments (2)	8,327	16.9
Subject to discretionary withdrawal without adjustments (3)	13,406	27.1
Total contractholder funds (4)	$49,443	100.0%

(1)  Includes $9.61 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)  $6.91 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)  67% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)  Includes $1.28 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. effective June 1, 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities increased 24.3% and 17.1% in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009.  The annualized surrender and partial withdrawal rate on deferred annuities, interest-sensitive life insurance and Allstate Bank products, based on the beginning of year contractholder funds, was 12.2% and 11.2% for the first six months of 2010 and 2009, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of June 30, 2010, total institutional products outstanding were $2.64 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of June 30, 2010.

($ in millions)
2010	$--
2011	760
2012	40
2013	1,750
2016	85
$2,635

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

The following table summarizes consolidated cash flow activities by business segment for the six months ended June 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2010	2009	2010	2009	2010	2009	2010	2009
Net cash provided by (used in):
Operating activities	$736	$1,059	$1,427	$1,386	$(69)	$37	$2,094	$2,482
Investing activities	(493)	(1,612)	2,193	3,680	53	314	1,753	2,382
Financing activities (2)	(4)	(8)	(3,549)	(5,275)	(195)	671	(3,748)	(4,612)
Net increase in consolidated cash							$99	$252

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

(2) Certain amounts in the prior year have been reclassified.

Property-Liability  Lower cash provided by operating activities in the first six months of 2010 compared to the first six months of 2009 was primarily due to income tax payments in the first six months of 2010 compared to income tax refunds in the first six months of 2009.  Both periods were also impacted by claim payments as a result of catastrophes.

Lower cash used in investing activities in the first six months of 2010 compared to the first six months of 2009 was primarily due to decreased funds available to invest from operating activities and in the prior year period the investment of funds totaling $750 million that were advanced to AIC from the Corporation under the Liquidity Agreement.

Cash flows were impacted by dividends paid by AIC to its parent, the Corporation, totaling $200 million in the first six months of 2010.  AIC has the capacity to pay a total of $1.29 billion in dividends in 2010 without obtaining prior approval from the Illinois Department of Insurance.

Allstate Financial  Operating cash flows for Allstate Financial in the first six months of 2010 were higher than the same period in 2009 as higher premiums received and decreased expenses paid were partially offset by lower investment income and higher contract benefits paid.

Lower cash flows provided by investing activities in the first six months of 2010 compared to the first six months of 2009 were primarily related to lower net reductions in short-term investments to fund reductions in contractholder funds.

Lower cash flows used in financing activities in the first six months of 2010 compared to the first six months of 2009 were primarily due to decreased maturities and retirements of institutional products, partially offset by lower deposits on fixed annuities and higher surrenders and partial withdrawals on fixed annuities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2010 - April 30, 2010	--	$--	--	$--
May 1, 2010 - May 31, 2010	737	$31.8000	--	--
June 1, 2010- June 30, 2010	--	$--	--	--
Total	737	$31.7764	--

(1) In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

April:	none

May:	737

June:	none

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

The Allstate Corporation
(Registrant)

August 4, 2010	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 4, 2010, concerning unaudited interim financial information.

31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1