Form 10-Q/A
period 2010-06-30
ALLSTATE CORP
filed 2010-08-12
CIK 899051

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

Explanatory Note

Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2010 is filed solely to provide Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

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

The Allstate Corporation
(Registrant)

August 12, 2010	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

15*	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 4, 2010, concerning unaudited interim financial information.

31 (i)*	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)*	Rule 13a-14(a) Certification of Principal Financial Officer

32*	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Previously filed

E-1