Form 10-Q
period 2010-09-30
ALLSTATE CORP
filed 2010-10-27
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes   X                     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer	___

Non-accelerated filer	___ (Do not check if a smaller reporting company)	Smaller reporting company	___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___                   No   X

As of October 22, 2010, the registrant had 538,183,935 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$6,499	$6,535	$19,515	$19,677
Life and annuity premiums and contract charges	548	482	1,637	1,460
Net investment income	1,005	1,084	3,104	3,368
Realized capital gains and losses:
Total other-than-temporary impairment losses	(99)	(539)	(637)	(1,735)
Portion of loss recognized in other comprehensive income	(68)	147	(91)	301
Net other-than-temporary impairment losses recognized in earnings	(167)	(392)	(728)	(1,434)
Sales and other realized capital gains and losses	23	(127)	(215)	884
Total realized capital gains and losses	(144)	(519)	(943)	(550)

	7,908	7,582	23,313	23,955

Costs and expenses
Property-liability insurance claims and claims expense	4,603	4,573	14,109	14,295
Life and annuity contract benefits	445	382	1,372	1,176
Interest credited to contractholder funds	445	496	1,358	1,636
Amortization of deferred policy acquisition costs	1,006	1,023	2,969	3,649
Operating costs and expenses	828	744	2,446	2,247
Restructuring and related charges	9	35	33	112
Interest expense	91	106	275	291
	7,427	7,359	22,562	23,406
Gain on disposition of operations	9	2	12	6

Income from operations before income tax expense	490	225	763	555

Income tax expense	123	4	131	219

Net income	$367	$221	$632	$336

Earnings per share:

Net income per share - Basic	$0.68	$0.41	$1.17	$0.62

Weighted average shares - Basic	540.9	539.9	540.6	539.5

Net income per share - Diluted	$0.68	$0.41	$1.16	$0.62

Weighted average shares - Diluted	543.0	541.5	542.7	540.5

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30,	December 31,
	2010	2009
Assets	(unaudited)
Investments:
Fixed income securities, at fair value (amortized cost $80,786 and $81,243)	$83,193	$78,766
Equity securities, at fair value (cost $3,447 and $4,845)	3,707	5,024
Mortgage loans	6,961	7,935
Limited partnership interests	3,454	2,744
Short-term, at fair value (amortized cost $2,776 and $3,056)	2,776	3,056
Other	2,123	2,308
Total investments	102,214	99,833
Cash	500	612
Premium installment receivables, net	4,981	4,839
Deferred policy acquisition costs	4,671	5,470
Reinsurance recoverables, net	6,597	6,355
Accrued investment income	847	864
Deferred income taxes	670	1,870
Property and equipment, net	922	990
Goodwill	874	875
Other assets	1,799	1,872
Separate Accounts	8,459	9,072
Total assets	$132,534	$132,652

Liabilities
Reserve for property-liability insurance claims and claims expense	$19,294	$19,167
Reserve for life-contingent contract benefits	13,955	12,910
Contractholder funds	48,936	52,582
Unearned premiums	10,001	9,822
Claim payments outstanding	733	742
Other liabilities and accrued expenses	5,945	5,726
Long-term debt	5,909	5,910
Separate Accounts	8,459	9,072
Total liabilities	113,232	115,931

Commitments and Contingent Liabilities (Note 10)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 538 million and 537 million shares outstanding	9	9
Additional capital paid-in	3,165	3,172
Retained income	31,781	31,492
Deferred ESOP expense	(45)	(47)
Treasury stock, at cost (362 million and 363 million shares)	(15,755)	(15,828)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(200)	(441)
Other unrealized net capital gains and losses	1,919	(1,072)
Unrealized adjustment to DAC, DSI and insurance reserves	(427)	643
Total unrealized net capital gains and losses	1,292	(870)
Unrealized foreign currency translation adjustments	54	46
Unrecognized pension and other postretirement benefit cost	(1,227)	(1,282)
Total accumulated other comprehensive income (loss)	119	(2,106)
Total shareholders’ equity	19,274	16,692
Noncontrolling interest	28	29
Total equity	19,302	16,721
Total liabilities and equity	$132,534	$132,652

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities	(unaudited)
Net income	$632	$336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	55	(87)
Realized capital gains and losses	943	550
Gain on disposition of operations	(12)	(6)
Interest credited to contractholder funds	1,358	1,636
Changes in:
Policy benefits and other insurance reserves	143	(460)
Unearned premiums	172	6
Deferred policy acquisition costs	(138)	471
Premium installment receivables, net	(137)	(108)
Reinsurance recoverables, net	(229)	(101)
Income taxes	178	1,175
Other operating assets and liabilities	58	103
Net cash provided by operating activities	3,023	3,515
Cash flows from investing activities
Proceeds from sales
Fixed income securities	17,345	16,098
Equity securities	4,262	4,636
Limited partnership interests	387	293
Mortgage loans	121	140
Other investments	98	429
Investment collections
Fixed income securities	3,672	3,947
Mortgage loans	784	1,093
Other investments	96	99
Investment purchases
Fixed income securities	(20,712)	(22,694)
Equity securities	(2,721)	(5,991)
Limited partnership interests	(1,040)	(674)
Mortgage loans	(55)	(23)
Other investments	(99)	(54)
Change in short-term investments, net	104	5,437
Change in other investments, net	(464)	(144)
Disposition of operations	7	12
Purchases of property and equipment, net	(114)	(143)
Net cash provided by investing activities	1,671	2,461
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,003
Repayment of long-term debt	(1)	(1)
Contractholder fund deposits	2,297	3,252
Contractholder fund withdrawals	(6,779)	(9,485)
Dividends paid	(322)	(434)
Treasury stock purchases	(5)	(3)
Shares reissued under equity incentive plans, net	26	2
Excess tax benefits on share-based payment arrangements	(7)	(6)
Other	(15)	8
Net cash used in financing activities	(4,806)	(5,664)
Net (decrease) increase in cash	(112)	312
Cash at beginning of period	612	415
Cash at end of period	$500	$727

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

The condensed consolidated financial statements and notes as of September 30, 2010, and for the three-month and nine-month periods ended September 30, 2010 and 2009 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Two of the consolidated VIEs hold investments managed by Allstate Investment Management Company (“AIMCO”), a subsidiary of the Company.  Consolidation as of January 1, 2010 resulted in an increase in total assets of $696 million, an increase in total liabilities of $679 million, an increase in retained income of $7 million and an increase in noncontrolling interest of $10 million.  During the first quarter of 2010, the Company sold substantially all its variable interests in these two VIEs.  As a result, the Company deconsolidated the VIEs as of March 26, 2010.  The Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010 reflects the effect of the consolidation for the portion of the period the Company was the primary beneficiary, which was not material.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the normal course of investing activities, the Company invests in variable interests issued by VIEs.  These variable interests include structured investments such as residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities as well as limited partnerships, special purpose entities and trusts.  For these variable interests, the Company concluded it is not the primary beneficiary due to the amount of the Company’s interest in the VIEs and the Company’s lack of power to direct the activities that are most significant to the economic performance of the VIEs.  The Company’s maximum exposure to loss on these interests is limited to the amount of the Company’s investment, including future funding commitments, as applicable.

Embedded Credit Derivatives Scope Exception

In March 2010, the FASB issued accounting guidance clarifying the scope exception for embedded credit derivative features, including those in certain collateralized debt obligations and synthetic collateralized debt obligations.  Embedded credit derivative features related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another continue to qualify for the scope exception.  Other embedded credit derivative features must be analyzed for potential bifurcation and separate accounting as a derivative, with periodic changes in fair value recorded in net income.  The adoption of the new guidance as of July 1, 2010 resulted in the bifurcation of the credit default swaps embedded in synthetic collateralized debt obligations purchased after January 1, 2007, and the related net unrealized capital losses were reclassified from accumulated other comprehensive income to retained income.  The cumulative effect of adoption, net of related deferred policy acquisition costs (“DAC”), deferred sales inducement costs (“DSI”) and tax adjustments, was a $19 million increase in unrealized net capital gains and losses, a $9 million decrease in total assets and a $28 million decrease in retained income.

Pending accounting standards

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued guidance requiring expanded disclosures relating to the credit quality of financing receivables and the related allowances for credit losses.  The new guidance requires a greater level of disaggregated information, as well as additional disclosures about credit quality indicators, past due information and modifications of its financing receivables.  The new guidance is effective for reporting periods ending after December 15, 2010.  The new guidance affects disclosures only; and therefore, the adoption will have no impact on the Company’s results of operations or financial position.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specifies that incremental direct costs of contract acquisition attributable to successful efforts should be included as deferred acquisition costs.  The guidance also specifies that deferred acquisition costs include advertising costs only when the direct-response advertising accounting criteria are met.  The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted.  If application of the guidance would result in the capitalization of acquisition costs that had not previously been capitalized prior to adoption, the entity may elect not to capitalize those additional costs.  The Company is in process of evaluating the impact of adoption on the Company’s results of operations and financial position.

2.  Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding, including unvested participating restricted stock units.  Diluted earnings per share is computed using the weighted

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

average number of common and dilutive potential common shares outstanding.  For the Company, dilutive potential common shares consist of outstanding stock options and unvested non-participating restricted stock units.

The computation of basic and diluted earnings per share is presented in the following table.

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$367	$221	$632	$336

Denominator:
Weighted average common shares outstanding	540.9	539.9	540.6	539.5
Effect of dilutive potential common shares:
Stock options	1.9	1.6	2.0	1.0
Restricted stock units (non-participating)	0.2	--	0.1	--
Weighted average common and dilutive potential common shares outstanding	543.0	541.5	542.7	540.5

Earnings per share - Basic	$0.68	$0.41	$1.17	$0.62
Earnings per share - Diluted	$0.68	$0.41	$1.16	$0.62

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 27.6 million and 25.0 million Allstate common shares, with exercise prices ranging from $27.36 to $62.84 and $23.13 to $64.53, were outstanding at September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share for the three-month periods then ended.  Options to purchase 26.6 million and 26.2 million Allstate common shares, with exercise prices ranging from $27.36 to $64.53 and $23.13 to $65.38, were outstanding at September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share for the nine-month periods then ended.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans, fixed income securities, limited partnerships and other investments, as well as mergers completed with equity securities, totaled $544 million and $342 million for the nine months ended September 30, 2010 and 2009, respectively.

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

($ in millions)	Nine months ended September 30,
	2010	2009
Net change in proceeds managed
Net change in short-term investments	$187	$(190)
Operating cash flow provided (used)	187	(190)
Net change in cash	2	--
Net change in proceeds managed	$189	$(190)

Net change in liabilities
Liabilities for collateral, beginning of year	$(658)	$(340)
Liabilities for collateral, end of period	(469)	(530)
Operating cash flow (used) provided	$(189)	$190

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
At September 30, 2010
U.S. government and agencies	$10,721	$533	$(1)	$11,253
Municipal	16,366	803	(401)	16,768
Corporate	34,870	2,618	(284)	37,204
Foreign government	2,946	482	--	3,428
Residential mortgage-backed securities (“RMBS”)	9,192	245	(938)	8,499
Commercial mortgage-backed securities (“CMBS”)	2,375	59	(441)	1,993
Asset-backed securities (“ABS”)	4,280	105	(375)	4,010
Redeemable preferred stock	36	2	--	38
Total fixed income securities	$80,786	$4,847	$(2,440)	$83,193
At December 31, 2009
U.S. government and agencies	$7,333	$219	$(16)	$7,536
Municipal	21,683	537	(940)	21,280
Corporate	32,770	1,192	(847)	33,115
Foreign government	2,906	306	(15)	3,197
RMBS	9,487	130	(1,630)	7,987
CMBS	3,511	30	(955)	2,586
ABS	3,514	62	(550)	3,026
Redeemable preferred stock	39	1	(1)	39
Total fixed income securities	$81,243	$2,477	$(4,954)	$78,766

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Scheduled maturities

The scheduled maturities for fixed income securities are as follows at September 30, 2010:

($ in millions)	Amortized	Fair
	cost	value
Due in one year or less	$3,338	$3,389
Due after one year through five years	25,627	26,746
Due after five years through ten years	15,835	17,386
Due after ten years	22,514	23,163
	67,314	70,684
RMBS and ABS	13,472	12,509
Total	$80,786	$83,193

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Fixed income securities	$926	$987	$2,840	$3,022
Equity securities	17	15	63	50
Mortgage loans	92	121	295	389
Limited partnership interests	6	4	19	11
Short-term investments	2	4	6	23
Other	5	(4)	12	(7)
Investment income, before expense	1,048	1,127	3,235	3,488
Investment expense	(43)	(43)	(131)	(120)
Net investment income	$1,005	$1,084	$3,104	$3,368

Realized capital gains and losses

Realized capital gains and losses by security type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Fixed income securities	$84	$(33)	$(240)	$89
Equity securities	83	(21)	142	(157)
Mortgage loans	(1)	(66)	(54)	(114)
Limited partnership interests	(20)	(20)	(15)	(443)
Derivatives	(286)	(364)	(779)	151
Other	(4)	(15)	3	(76)
Realized capital gains and losses	$(144)	$(519)	$(943)	$(550)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Impairment write-downs	$(137)	$(381)	$(599)	$(1,292)
Change in intent write-downs	(30)	(11)	(129)	(142)
Net other-than-temporary impairment losses recognized in earnings	(167)	(392)	(728)	(1,434)
Sales	319	201	552	882
Valuation of derivative instruments	(133)	(269)	(571)	201
Settlements of derivative instruments	(152)	(92)	(209)	(52)
EMA limited partnership income	(11)	33	13	(147)
Realized capital gains and losses	$(144)	$(519)	$(943)	$(550)

 Gross gains of $387 million and $341 million and gross losses of $173 million and $144 million were realized on sales of fixed income securities during the three months ended September 30, 2010 and 2009, respectively.  Gross gains of $673 million and $1.12 billion and gross losses of $360 million and $303 million were realized on sales of fixed income securities during the nine months ended September 30, 2010 and 2009, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2010			Nine months ended September 30, 2010
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$--	$(1)	$(106)	$4	$(102)
Corporate	(14)	(1)	(15)	(67)	1	(66)
RMBS	(56)	(41)	(97)	(268)	(43)	(311)
CMBS	(1)	(26)	(27)	(44)	(37)	(81)
ABS	--	--	--	(9)	(16)	(25)
Total fixed income securities	(72)	(68)	(140)	(494)	(91)	(585)
Equity securities	(14)	--	(14)	(51)	--	(51)
Mortgage loans	(3)	--	(3)	(50)	--	(50)
Limited partnership interests	(10)	--	(10)	(42)	--	(42)
Other-than-temporary impairment losses	$(99)	$(68)	$(167)	$(637)	$(91)	$(728)

	Three months ended September 30, 2009			Nine months ended September 30, 2009
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(6)	$2	$(4)	$(92)	$6	$(86)
Corporate	(112)	(1)	(113)	(204)	(10)	(214)
Foreign government	--	--	--	(17)	--	(17)
RMBS	(174)	115	(59)	(433)	266	(167)
CMBS	(90)	62	(28)	(142)	61	(81)
ABS	(10)	(31)	(41)	(185)	(22)	(207)
Total fixed income securities	(392)	147	(245)	(1,073)	301	(772)
Equity securities	(61)	--	(61)	(247)	--	(247)
Mortgage loans	(31)	--	(31)	(80)	--	(80)
Limited partnership interests	(53)	--	(53)	(296)	--	(296)
Other	(2)	--	(2)	(39)	--	(39)
Other-than-temporary impairment losses	$(539)	$147	$(392)	$(1,735)	$301	$(1,434)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $330 million and $192 million as of September 30, 2010 and December 31, 2009, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2010	December 31, 2009
Municipal	$(8)	$(10)
Corporate	(48)	(51)
RMBS	(484)	(594)
CMBS	(58)	(127)
ABS	(40)	(89)
Total	$(638)	$(871)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Beginning balance	$(1,309)	$(1,506)	$(1,187)	$--
Beginning balance of cumulative credit loss for securities held at April 1, 2009	--	--	--	(1,357)
Cumulative effect of change in accounting principle	81	--	81	--
Additional credit loss for securities previously other-than-temporarily impaired	(101)	(88)	(265)	(122)
Additional credit loss for securities not previously other-than-temporarily impaired	(9)	(157)	(197)	(315)
Reduction in credit loss for securities disposed or collected	104	396	330	439
Reduction in credit loss for securities other-than-temporarily impaired to fair value	42	--	43	--
Change in credit loss due to accretion of increase in cash flows and time value of cash flows for securities previously other-than-temporarily impaired	1	--	4	--
Ending balance	$(1,191)	$(1,355)	$(1,191)	$(1,355)

The Company uses its best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists.  The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security.  All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected.  That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements.  Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered.  The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement.  If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings.  The portion of the unrealized loss related to factors other than credit remains classified in accumulated other comprehensive income.  If the Company determines that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
At September 30, 2010	value	Gains	Losses	gains (losses)
Fixed income securities (1)	$83,193	$4,847	$(2,440)	$ 2,407
Equity securities	3,707	363	(103)	260
Short-term investments	2,776	--	--	--
Derivative instruments (2)	(12)	2	(19)	(17)
Unrealized net capital gains and losses, pre-tax				2,650
Amounts recognized for:
Insurance reserves (3)				(608)
DAC and DSI (4)				(49)
Amounts recognized				(657)
Deferred income taxes				(701)
Unrealized net capital gains and losses, after-tax				$ 1,292

(1)   Unrealized net capital gains and losses for fixed income securities as of September 30, 2010 comprises $(308) million related to unrealized net capital losses on fixed income securities with OTTI and $2,715 million related to other unrealized net capital gains and losses.

(2)   Included in the fair value of derivative instruments are $2 million classified as assets and $14 million classified as liabilities.

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

	Fair	Gross unrealized		Unrealized net
At December 31, 2009	value	Gains	Losses	gains (losses)
Fixed income securities (1)	$78,766	$2,477	$(4,954)	$ (2,477)
Equity securities	5,024	381	(202)	179
Short-term investments	3,056	--	--	--
Derivative instruments (2)	(20)	2	(25)	(23)
Unrealized net capital gains and losses, pre-tax				(2,321)
Amounts recognized for:
Insurance reserves				--
DAC and DSI				990
Amounts recognized				990
Deferred income taxes				461
Unrealized net capital gains and losses, after-tax				$ (870)

(1)     Unrealized net capital gains and losses for fixed income securities as of December 31, 2009 comprises $(679) million related to unrealized net capital losses on fixed income securities with OTTI and $(1,798) million related to other unrealized net capital gains and losses.

(2)     Included in the fair value of derivative instruments are $(2) million classified as assets and $18 million classified as liabilities.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the nine months ended September 30, 2010 is as follows:

($ in millions)
Fixed income securities	$4,884
Equity securities	81
Derivative instruments	6
Total	4,971
Amounts recognized for:
Insurance reserves	(608)
DAC and DSI	(1,039)
Decrease in amounts recognized	(1,647)
Deferred income taxes	(1,162)
Increase in unrealized net capital gains and losses	$2,162

Portfolio monitoring

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made the decision to sell or whether it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes.  If a security meets either of these criteria, the security’s decline in fair value is considered other than temporary and is recorded in earnings.

If the Company has not made the decision to sell the fixed income security and it is not more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis, the Company evaluates whether it expects to receive cash flows sufficient to recover the entire amortized cost basis of the security.  The Company calculates the estimated recovery value by discounting the best estimate of future cash flows at the security’s original or current effective rate, as appropriate, and compares this to the amortized cost of the security.  If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in other comprehensive income.

For equity securities, the Company considers various factors, including whether it has the intent and ability to hold the equity security for a period of time sufficient to recover its cost basis.  Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the equity security’s decline in fair value is considered other than temporary and is recorded in earnings.  For equity securities managed by a third party, the Company has contractually retained its decision making authority as it pertains to selling equity securities that are in an unrealized loss position.

The Company’s portfolio monitoring process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security.  Inherent in the Company’s evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer.  Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
At September 30, 2010
Fixed income securities
U.S. government and agencies	6	$633	$(1)	--	$--	$--	$(1)
Municipal	84	338	(4)	431	3,003	(397)	(401)
Corporate	82	1,026	(42)	189	2,512	(242)	(284)
Foreign government	1	2	--	2	11	--	--
RMBS	266	358	(5)	370	2,050	(933)	(938)
CMBS	4	31	(1)	144	1,015	(440)	(441)
ABS	50	534	(17)	137	1,249	(358)	(375)
Redeemable preferred stock	--	--	--	1	--	--	--
Total fixed income securities (1)	493	2,922	(70)	1,274	9,840	(2,370)	(2,440)
Equity securities	1,427	992	(92)	11	71	(11)	(103)
Total fixed income and equity securities	1,920	$3,914	$(162)	1,285	$9,911	$(2,381)	$(2,543)

Investment grade fixed income securities	439	$2,621	$(58)	868	$7,111	$(1,153)	$(1,211)
Below investment grade fixed income securities	54	301	(12)	406	2,729	(1,217)	(1,229)
Total fixed income securities	493	$2,922	$(70)	1,274	$9,840	$(2,370)	$(2,440)

At December 31, 2009
Fixed income securities
U.S. government and agencies	38	$3,523	$(16)	--	$--	$--	$(16)
Municipal	761	3,646	(123)	747	5,024	(817)	(940)
Corporate	399	5,072	(178)	421	5,140	(669)	(847)
Foreign government	50	505	(15)	1	1	--	(15)
RMBS	387	1,092	(23)	453	2,611	(1,607)	(1,630)
CMBS	25	232	(4)	259	1,790	(951)	(955)
ABS	39	352	(20)	173	1,519	(530)	(550)
Redeemable preferred stock	1	--	--	1	21	(1)	(1)
Total fixed income securities (1)	1,700	14,422	(379)	2,055	16,106	(4,575)	(4,954)
Equity securities	1,665	1,349	(113)	28	450	(89)	(202)
Total fixed income and equity securities	3,365	$15,771	$(492)	2,083	$16,556	$(4,664)	$(5,156)

Investment grade fixed income securities	1,587	$13,891	$(293)	1,561	$13,127	$(2,848)	$(3,141)
Below investment grade fixed income securities	113	531	(86)	494	2,979	(1,727)	(1,813)
Total fixed income securities	1,700	$14,422	$(379)	2,055	$16,106	$(4,575)	$(4,954)

(1)     Gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which the Company has recorded a credit loss in earnings total $4 million for the less than 12 month category and $428 million for the 12 months or greater category as of September 30, 2010 and $20 million for the less than 12 month category and $729 million for the 12 months or greater category as of December 31, 2009.

As of September 30, 2010, $728 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $728 million, $494 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or, in some instances, rising interest rates since the time of initial purchase.

As of September 30, 2010, the remaining $1.81 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade securities comprising $717 million of these unrealized losses were evaluated based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

resources to fulfill contractual obligations.  Of the $1.81 billion, $1.06 billion are related to below investment grade fixed income securities and $32 million are related to equity securities.  Of these amounts, $1.03 billion of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of September 30, 2010.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from larger risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of declining residential and commercial real estate valuations.

RMBS, CMBS and ABS securities in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings.  This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for RMBS and ABS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying securities, taking into consideration credit enhancements from reliable bond insurers, where applicable.  Unrealized losses on equity securities are primarily related to equity market fluctuations.

As of September 30, 2010, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of September 30, 2010, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnership impairment

As of September 30, 2010 and December 31, 2009, the carrying value of equity method limited partnership interests totaled $2.19 billion and $1.64 billion, respectively.  The Company recognizes an impairment loss for equity method investments when evidence demonstrates that it is other-than-temporarily impaired.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnership interests for the three months ended September 30, 2010 and 2009.  The Company had write-downs related to equity method limited partnership interests of $1 million and $10 million for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010 and December 31, 2009, the carrying value for cost method limited partnership interests was $1.26 billion and $1.10 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs related to cost method investments of $10 million and $53 million for the three months ended September 30, 2010 and 2009, respectively, and $41 million and $286 million for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company has two types of situations where investments are classified as Level 3 in the fair value hierarchy.  The first is where quotes continue to be received from independent third-party valuation service providers and all significant inputs are market observable; however, there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate.  The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources.

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

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.  In addition, derivatives embedded in fixed income securities are not disclosed in the hierarchy as free-standing derivatives since they are presented with the host contracts in fixed income securities.  As of September 30, 2010, 74.4% of total assets are measured at fair value and 0.7% of total liabilities are measured at fair value.

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

Corporate, including privately placed:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.  Also included are privately placed securities valued using a discounted cash flow model that is widely accepted in the financial services industry and uses market observable inputs and inputs derived principally from, or corroborated by, observable market data.  The primary inputs to the discounted cash flow model include an interest rate yield curve, as well as published credit spreads for similar assets in markets that are not active that incorporate the credit quality and industry sector of the issuer.

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

Level 3 measurements

•                  Fixed income securities:

Municipal:  ARS primarily backed by student loans that have become illiquid due to failures in the auction market are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including estimates of future coupon rates if auction failures continue, maturity assumptions and illiquidity premium.  Also included are municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”), and other high-yield municipal bonds.  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.

Corporate, including privately placed:  Primarily valued based on non-binding broker quotes.  Also included are equity-indexed notes which are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, such as volatility.  Other inputs include an interest rate yield curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2010:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral		Balance as of September 30,
	(Level 1)	(Level 2)	(Level 3)	netting		2010
Assets
Fixed income securities:
U.S. government and agencies	$6,912	$4,341	$--			$11,253
Municipal	--	14,624	2,144			16,768
Corporate	--	35,027	2,177			37,204
Foreign government	--	3,428	--			3,428
RMBS	--	6,615	1,884			8,499
CMBS	--	1,127	866			1,993
ABS	--	1,658	2,352			4,010
Redeemable preferred stock	--	37	1			38
Total fixed income securities	6,912	66,857	9,424			83,193
Equity securities	3,463	179	65			3,707
Short-term investments	253	2,523	--			2,776
Other investments:
Free-standing derivatives	--	568	11	$(263)		316
Separate account assets	8,459	--	--	--		8,459
Other assets	--	--	2	--		2
Total recurring basis assets	19,087	70,127	9,502	(263)		98,453
Non-recurring basis (1)	--	--	95	--		95
Total assets at fair value	$19,087	$70,127	$9,597	$(263)		$98,548
% of total assets at fair value	19.4%	71.2%	9.7%	(0.3	) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$--	$(145)	$(142)	--		$(287)
Other liabilities:
Free-standing derivatives	(2)	(652)	(106)	$259		(501)
Total liabilities at fair value	$(2)	$(797)	$(248)	$259		$(788)
% of total liabilities at fair value	0.3%	101.1%	31.5%	(32.9	) %	100.0%

(1)         Includes $55 million of mortgage loans, $34 million of limited partnership interests and $6 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of June 30, 2010	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2010
Assets
Fixed income securities:
Municipal	$2,197	$13	$18	$(87)	$5	$(2)	$2,144
Corporate	2,225	8	77	(96)	192	(229)	2,177
RMBS	2,010	(102)	206	(230)	--	--	1,884
CMBS	880	(66)	134	(120)	38	--	866
ABS	2,430	18	73	64	--	(233)	2,352
Redeemable preferred stock	1	--	--	--	--	--	1
Total fixed income securities	9,743	(129)	508	(469)	235	(464)	9,424
Equity securities	66	14	--	(15)	--	--	65
Other investments:
Free-standing derivatives, net	(99)	(10)	--	14	--	--	(95	) (2)
Other assets	2	--	--	--	--	--	2
Total recurring Level 3 assets	$9,712	$(125)	$508	$(470)	$235	$(464)	$9,396

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(119)	$(23)	$--	$--	$--	$--	$(142)
Total recurring Level 3 liabilities	$(119)	$(23)	$--	$--	$--	$--	$(142)

(1)         The effect to net income totals $(148) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(136) million in realized capital gains and losses, $11 million in net investment income and $23 million in life and annuity contract benefits.

(2)         Comprises $11 million of assets and $106 million of liabilities.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2010
Assets
Fixed income securities:
Municipal	$2,706	$(34)	$76	$(539)	$21	$(86)	$2,144
Corporate	2,241	(29)	178	(62)	355	(506)	2,177
Foreign government	20	--	--	(20)	--	--	--
RMBS	1,671	(271)	549	(51)	--	(14)	1,884
CMBS	1,404	(173)	434	(448)	62	(413)	866
ABS	2,001	36	172	536	--	(393)	2,352
Redeemable preferred stock	2	--	--	(1)	--	--	1
Total fixed income securities	10,045	(471)	1,409	(585)	438	(1,412)	9,424
Equity securities	69	8	4	(12)	--	(4)	65
Other investments:
Free-standing derivatives, net	55	(242)	--	92	--	--	(95	) (2)
Other assets	2	--	--	--	--	--	2
Total recurring Level 3 assets	$10,171	$(705)	$1,413	$(505)	$438	$(1,416)	$9,396

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(110)	$(35)	$--	$3	$--	$--	$(142)
Total recurring Level 3 liabilities	$(110)	$(35)	$--	$3	$--	$--	$(142)

(1)         The effect to net income totals $(740) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(767) million in realized capital gains and losses, $65 million in net investment income, $3 million in interest credited to contractholder funds and $35 million in life and annuity contract benefits.

(2)         Comprises $11 million of assets and $106 million of liabilities.

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2010.

During the three and nine months ended September 30, 2010, certain CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and the availability of market observable quoted prices for similar assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three and nine months ended September 30, 2010, including those related to Corporate fixed income securities, included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

broker quote resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three and nine months ended September 30, 2010, including those related to Corporate fixed income securities, included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the total gains and (losses) included in net income during the period for Level 3 assets and liabilities still held at September 30, 2010.

($ in millions)	Three	Nine
	months ended	months ended
Assets	September 30, 2010	September 30, 2010
Fixed income securities:
Municipal	$1	$(24)
Corporate	(1)	(42)
RMBS	(83)	(214)
CMBS	(22)	(42)
ABS	28	53
Total fixed income securities	(77)	(269)
Equity securities	(1)	(8)
Other investments:
Free-standing derivatives, net	28	(113)
Total recurring Level 3 assets	$(50)	$(390)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(23)	$(35)
Total recurring Level 3 liabilities	$(23)	$(35)

The amounts in the table above represent gains and losses included in net income during the period presented for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(73) million for the three months ended September 30, 2010 and are reported in the Condensed Consolidated Statements of Operations as follows: $(57) million in realized capital gains and losses, $6 million in net investment income, $(1) million in interest credited to contractholder funds and $23 million in life and annuity contract benefits.  These gains and losses total $(425) million for the nine months ended September 30, 2010 and are reported in the Condensed Consolidated Statements of Operations as follows: $(426) million in realized capital gains and losses, $41 million in net investment income, $5 million in interest credited to contractholder funds and $35 million in life and annuity contract benefits.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2009.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in
	Balance as of June 30, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2009		net income for financial instruments still held at September 30, 2009 (3)
Assets
Fixed income securities:
Municipal	$2,513	$(1)	$131	$(72)	$136	$2,707		$--
Corporate	9,837	2	559	(370)	(50)	9,978		(10)
Foreign government	--	--	--	80	--	80		--
RMBS	2,377	(46)	267	(150)	(738)	1,710		(51)
CMBS	944	(57)	420	(56)	136	1,387		(17)
ABS	1,728	(6)	388	(2)	(333)	1,775		(38)
Redeemable preferred stock	2	--	--	--	--	2		--
Total fixed income securities	17,401	(108)	1,765	(570)	(849)	17,639		(116)
Equity securities	70	--	(2)	--	--	68		--
Other investments:
Free-standing derivatives, net	159	(151)	--	(16)	--	(8	) (2)	(128)
Other assets	2	--	--	--	--	2		--
Total recurring Level 3 assets	$17,632	$(259)	$1,763	$(586)	$(849)	$17,701		$(244)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(155)	$36	$--	$(1)	$--	$(120)		$36
Total recurring Level 3 liabilities	$(155)	$36	$--	$(1)	$--	$(120)		$36

(1)         The effect to net income totals $(223) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(273) million in realized capital gains and losses, $13 million in net investment income, $(1) million in interest credited to contractholder funds and $(36) million in life and annuity contract benefits.

(2)         Comprises $96 million of assets and $104 million of liabilities.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2009.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in
	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2009		net income for financial instruments still held at September 30, 2009 (3)
Assets
Fixed income securities:
Municipal	$2,463	$(4)	$192	$(107)	$163	$2,707		$(5)
Corporate	10,195	(50)	1,197	(1,250)	(114)	9,978		(53)
Foreign government	--	--	--	80	--	80		--
RMBS	2,988	(105)	58	(293)	(938)	1,710		(84)
CMBS	457	(163)	592	(60)	561	1,387		(131)
ABS	1,714	(172)	676	7	(450)	1,775		(171)
Redeemable preferred stock	2	--	--	--	--	2		--
Total fixed income securities	17,819	(494)	2,715	(1,623)	(778)	17,639		(444)
Equity securities	74	--	(6)	3	(3)	68		--
Other investments:
Free-standing derivatives, net	(101)	68	--	25	--	(8	) (2)	126
Other assets	1	1	--	--	--	2		1
Total recurring Level 3 assets	$17,793	$(425)	$2,709	$(1,595)	$(781)	$17,701		$(317)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(265)	$141	$--	$4	$--	$(120)		$141
Total recurring Level 3 liabilities	$(265)	$141	$--	$4	$--	$(120)		$141

(1)         The effect to net income totals $(284) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(503) million in realized capital gains and losses, $78 million in net investment income, and $(141) million in life and annuity contract benefits.

(2)         Comprises $96 million of assets and $104 million of liabilities.

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

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value on a recurring basis.

Financial assets

($ in millions)	September 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,961	$6,372	$7,935	$6,336
Limited partnership interests - cost basis	1,261	1,334	1,103	1,098
Bank loans	341	325	420	391

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial liabilities

($ in millions)	September 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$36,927	$36,859	$40,943	$39,328
Long-term debt	5,909	6,417	5,910	6,016
Liability for collateral	469	469	658	658

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

6.  Derivative Financial Instruments

The Company primarily uses derivatives for risk management, to partially mitigate potential adverse impacts from changes in risk-free interest rates, negative equity market valuations and increases in credit spreads, and asset replication.  In addition, the Company has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value.  With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.  The Company does not use derivatives for trading purposes.  Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements to permit the application of hedge accounting.

Property-Liability uses interest rate swaption contracts and exchange traded options on interest rate futures to offset potential declining fixed income market values resulting from potential rising interest rates.  Property-Liability also uses interest rate swaps to mitigate municipal bond interest rate risk within the municipal bond portfolio.  Exchange traded equity put options are utilized by Property-Liability for overall equity portfolio protection from significant declines in equity market values below a targeted level.  Equity index futures are used by Property-Liability to offset valuation losses in the equity portfolio during periods of declining equity market values.  Credit default swaps are typically used to mitigate the credit risk within the Property-Liability fixed income portfolio.

Portfolio duration management is a risk management strategy that is principally employed by Property-Liability wherein, depending on the current portfolio duration relative to a designated target and the expectations of future interest rate movements, financial futures and interest rate swaps are utilized to change the duration of the portfolio in order to offset the economic effect that interest rates would otherwise have on the fair value of its fixed income securities.

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

Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to balance the respective interest-rate sensitivities of its assets and liabilities.  Depending upon the attributes of the

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, floors, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates.  Allstate Financial uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and futures and options for hedging the equity exposure contained in its equity indexed annuity product contracts that offer equity returns to contractholders.  In addition, Allstate Financial uses interest rate swaps to hedge interest rate risk inherent in funding agreements.

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

The Company’s primary embedded derivatives are conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock; equity options in Allstate Financial annuity product contracts, which provide equity returns to contractholders; equity-indexed notes containing equity call options, which provide a coupon payout that is determined using one or more equity-based indices; and credit default swaps in synthetic collateralized debt obligations, which provide enhanced coupon rates as a result of selling credit protection.

The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are generally not representative of the potential for gain or loss on these agreements.  However, the notional amounts specified in credit default swaps where the Company has sold credit protection represent the maximum amount of potential loss, assuming no recoveries.

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of September 30, 2010, the Company pledged $71 million of securities and cash in the form of margin deposits.

For those derivatives which qualify for fair value hedge accounting, net income includes the changes in the fair value of both the derivative instrument and the hedged risk, and therefore reflects any hedging ineffectiveness.  For cash flow hedges, gains and losses are amortized from accumulated other comprehensive income and are reported in net income in the same period the forecasted transactions being hedged impact net income.  For embedded derivatives in fixed income securities, net income includes the change in fair value of the embedded derivative and accretion income related to the host instrument.  For non-hedge derivatives, net income includes changes in fair value and accrued periodic settlements, when applicable.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statements of Financial Position at September 30, 2010.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$35	n/a	$(2)	$--	$(2)
Foreign currency swap agreements	Other investments	41	n/a	2	3	(1)
Total		$76	n/a	$--	$3	$(3)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$574	n/a	$58	$60	$(2)
Interest rate cap and floor agreements	Other investments	61	n/a	--	--	--
Financial futures contracts and options	Other investments	n/a	2,600	--	--	--
Financial futures contracts and options	Other assets	n/a	16,040	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	66	43,050	258	258	--
Options, futures and warrants	Other assets	n/a	1,456	--	--	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	40	n/a	--	--	--
Foreign currency forwards and options	Other investments	77	n/a	--	1	(1)
Embedded derivative financial instruments
Conversion options	Fixed income securities	852	n/a	204	206	(2)
Equity-indexed call options	Fixed income securities	325	n/a	47	47	--
Credit default swaps	Fixed income securities	181	n/a	(102)	--	(102)
Other embedded derivative financial instruments	Other investments	1,000	n/a	2	2	--
Credit default contracts
Credit default swaps - buying protection	Other investments	146	n/a	--	1	(1)
Other contracts
Other contracts	Other investments	13	n/a	--	--	--
Other contracts	Other assets	5	n/a	2	2	--
Total		$3,340	63,146	$469	$577	$(108)

Total derivative assets		$3,416	63,146	$469	$580	$(111)

(1)              Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2)              In addition to the number of contracts presented in the table, the Company held 1,432,065 stock warrants.  Stock warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$3,621	n/a	$(255)	$26	$(281)
Interest rate swap agreements	Contractholder funds	--	n/a	7	7	--
Foreign currency swap agreements	Other liabilities & accrued expenses	161	n/a	(14)	1	(15)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	435	n/a	44	44	--
Foreign currency and interest rate swap agreements	Contractholder funds	--	n/a	20	20	--
Total		$4,217	n/a	$(198)	$98	$(296)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$5,769	n/a	$(70)	$132	$(202)
Interest rate swaption agreements	Other liabilities & accrued expenses	8,750	n/a	8	8	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,514	n/a	(32)	1	(33)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	7,130	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	57	25,184	(110)	1	(111)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	50	n/a	3	3	--
Foreign currency forwards and options	Other liabilities & accrued expenses	682	n/a	(13)	2	(15)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,019	n/a	(87)	--	(87)
Guaranteed withdrawal benefits	Contractholder funds	720	n/a	(51)	--	(51)
Equity-indexed options in life and annuity product contracts	Contractholder funds	4,165	n/a	(145)	--	(145)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(4)	--	(4)
Credit default contracts
Credit default swaps — buying protection	Other liabilities & accrued expenses	1,661	n/a	(3)	9	(12)
Credit default swaps — selling protection	Other liabilities & accrued expenses	707	n/a	(82)	2	(84)
Total		$27,179	32,314	$(586)	$158	$(744)

Total derivative liabilities		$31,396	32,314	$(784)	$256	$(1,040)

Total derivatives		$34,812	95,460	$(315)

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

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$45	n/a	$(3)	$—	$(3)
Foreign currency swap agreements	Other investments	23	n/a	(2)	—	(2)
Total		$68	n/a	$(5)	$—	$(5)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,206	n/a	$49	$62	$(13)
Interest rate swaption agreements	Other investments	8,500	n/a	95	95	—
Interest rate cap and floor agreements	Other investments	52	n/a	2	2	—
Financial futures contracts and options	Other investments	n/a	30,000	12	12	—
Financial futures contracts and options	Other assets	n/a	404	—	—	—
Equity and index contracts
Options, futures and warrants (2)	Other investments	62	43,850	435	435	—
Options, futures and warrants	Other assets	n/a	102	—	—	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	53	n/a	1	1	—
Foreign currency forwards and options	Other investments	476	n/a	5	8	(3)
Embedded derivative financial instruments
Conversion options	Fixed income securities	936	n/a	312	316	(4)
Equity-indexed call options	Fixed income securities	475	n/a	89	89	—
Other embedded derivative financial instruments	Other investments	1,000	n/a	2	2	—
Credit default contracts
Credit default swaps – buying protection	Other investments	329	n/a	(6)	2	(8)
Credit default swaps – selling protection	Other investments	93	n/a	(8)	2	(10)
Other contracts
Other contracts	Other investments	75	n/a	—	—	—
Other contracts	Other assets	6	n/a	2	2	—
Total		$13,263	74,356	$990	$1,028	$(38)

Total derivative assets		$13,331	74,356	$985	$1,028	$(43)

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

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Financial Position.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
Effective portion	2010	2009	2010	2009
(Loss) gain recognized in OCI on derivatives during the period	$(19)	$(12)	$9	$(36)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(17)	(24)	(17)	(24)
Gain reclassified from AOCI into income (net investment income)	--	1	1	2
(Loss) gain reclassified from AOCI into income (realized capital gains and losses)	--	(2)	2	(1)
Ineffective portion and amount excluded from effectiveness testing
Gain recognized in income on derivatives (realized capital gains and losses)	--	--	--	--

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended September 30, 2010
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(57)	$2	$--	$9	$--	$(46)
Foreign currency and interest rate contracts	--	--	--	25	--	25
Subtotal	(57)	2	--	34	--	(21)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(183)	--	--	--	(183)
Equity and index contracts	--	(115)	--	70	13	(32)
Embedded derivative financial instruments	--	48	(22)	(39)	--	(13)
Foreign currency contracts	--	(41)	--	--	4	(37)
Credit default contracts	--	5	--	--	--	5
Other contracts	--	(1)	--	1	--	--
Subtotal	--	(287)	(22)	32	17	(260)
Total	$(57)	$(285)	$(22)	$66	$17	$(281)

	Nine months ended September 30, 2010
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(170)	$4	$--	$21	$--	$(145)
Foreign currency and interest rate contracts	--	(1)	--	(15)	--	(16)
Subtotal	(170)	3	--	6	--	(161)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(621)	--	--	--	(621)
Equity and index contracts	--	(72)	--	34	5	(33)
Embedded derivative financial instruments	--	(71)	(30)	71	--	(30)
Foreign currency contracts	--	(21)	--	--	(2)	(23)
Credit default contracts	--	2	--	--	--	2
Other contracts	--	--	--	3	--	3
Subtotal	--	(783)	(30)	108	3	(702)
Total	$(170)	$(780)	$(30)	$114	$3	$(863)

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

($ in millions)	Three months ended September 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$6	$18	$(24)	$--
Net investment income	(32)	--	--	32
Realized capital gains and losses	2	--	--	--
Total	$(24)	$18	$(24)	$32

	Nine months ended September 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$14	$(39)	$25	$--
Net investment income	(88)	--	--	88
Realized capital gains and losses	4	(1)	--	--
Total	$(70)	$(40)	$25	$88

	Three months ended September 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$--	$1	$(1)	$--
Net investment income	(21)	--	--	21
Realized capital gains and losses	--	(3)	--	--
Total	$(21)	$(2)	$(1)	$21

	Nine months ended September 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$45	$(19)	$--
Net investment income	124	--	--	(124)
Realized capital gains and losses	10	(6)	--	--
Total	$108	$39	$(19)	$(124)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2010, counterparties pledged $4 million in cash and $13 million in securities to the Company, and the Company pledged $364 million in securities to counterparties which includes $275 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $89 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, free-standing credit default swap, forward and certain option agreements (including swaptions).

($ in millions)	September 30, 2010				December 31, 2009
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$672	$23	$11	2	$3,269	$26	$1
A+	2	190	3	--	5	12,359	204	57
A	3	932	5	5	3	2,551	62	30
A-	1	89	34	34	1	145	23	23
Total	7	$1,883	$65	$50	11	$18,324	$315	$111

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

($ in millions)	September 30, 2010	December 31, 2009
Gross liability fair value of contracts containing credit-risk-contingent features	$566	$429
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(248)	(265)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(275)	(122)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$43	$42

Credit derivatives - selling protection

Free-standing credit default swaps (“CDS”) are utilized for selling credit protection against a specified credit event.  A credit default swap is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(all commonly referred to as the “reference entity” or a portfolio of “reference entities”), in return for a periodic premium.  In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative.  CDS typically have a five-year term.

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of September 30, 2010:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$146	$150	$20	$366	$(9)
High yield debt	--	--	--	6	6	--
Municipal	170	--	--	--	170	(15)
Subtotal	220	146	150	26	542	(24)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(22)
First-to-default
Municipal	--	100	--	--	100	(36)
Subtotal	--	100	--	65	165	(58)
Total	$220	$246	$150	$91	$707	$(82)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2009:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$63	$86	$84	$30	$263	$(12)
High yield debt	--	--	--	10	10	--
Municipal	135	--	--	--	135	(10)
Subtotal	198	86	84	40	408	(22)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(27)
First-to-default
Investment grade corporate debt	--	45	15	--	60	--
Municipal	20	135	--	--	155	(28)
Subtotal	20	180	15	65	280	(55)
Index
Investment grade corporate debt	14	159	408	19	600	4
Total	$232	$425	$507	$124	$1,288	$(73)

In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default (“FTD”) structure or a specific tranche of a basket, or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement.  With single name CDS, this premium or credit spread generally corresponds to the difference between

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the yield on the reference entity’s public fixed maturity cash instruments and swap rates at the time the agreement is executed.  With a FTD basket or a tranche of a basket, because of the additional credit risk inherent in a basket of named reference entities, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names.  CDX index is utilized to take a position on multiple (generally 125) reference entities.  Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference entities.  If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement.  In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset.  When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at the time of settlement. When a credit event occurs in a tranche of a basket, there is no immediate impact to the Company until cumulative losses in the basket exceed the contractual subordination.  To date, realized losses have not exceeded the subordination.  For CDX index, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration.  The maximum payout on a CDS is the contract notional amount.  A physical settlement may afford the Company with recovery rights as the new owner of the asset.

The Company monitors risk associated with credit derivatives through individual name credit limits at both a credit derivative and a combined cash instrument/credit derivative level.  The ratings of individual names for which protection has been sold are also monitored.

In addition to the CDS described above, the Company’s synthetic collateralized debt obligations contain embedded credit default swaps which sell protection on a basket of reference entities.  The synthetic collateralized debt obligations are fully funded; therefore, the Company is not obligated to contribute additional funds when credit events occur related to the reference entities named in the embedded credit default swaps.  The Company’s maximum amount at risk equals the amount of its aggregate initial investment in the synthetic collateralized debt obligations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Reinsurance

Property-liability insurance premiums and life and annuity premiums and contract charges have been reduced by the reinsurance ceded amounts shown in the following table:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Property-liability insurance premiums earned	$270	$269	$811	$798
Life and annuity premiums and contract charges	192	206	585	612

Property-liability insurance claims and claims expense and life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Property-liability insurance claims and claims expense	$11	$64	$202	$242
Life and annuity contract benefits (1)	267	(1)	616	617
Interest credited to contractholder funds	8	9	24	24

(1)          The three months ended September 30, 2009 include a $166 million decrease in the reinsurance recoverables related to the ceded variable annuity contract guarantees as a result of improved equity market conditions during 2009.

9.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  In the nine months ended September 30, 2010, restructuring programs primarily relate to Allstate Protection’s claim and field sales office consolidations and realignment of litigation services.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $9 million and $35 million during the three months ended September 30, 2010 and 2009, respectively, and $33 million and $112 million for the nine months ended September 30, 2010 and 2009, respectively.

The following table presents changes in the restructuring liability during the nine months ended September 30, 2010.

($ in millions)	Employee costs	Exit costs	Total liability
Balance at December 31, 2009	$45	$6	$51
Expense incurred	19	1	20
Adjustments to liability	(6)	--	(6)
Payments applied against liability	(24)	(2)	(26)
Balance at September 30, 2010	$34	$5	$39

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of September 30, 2010, the cumulative amount incurred to date for active programs totaled $170 million for employee costs and $46 million for exit costs.

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $111 million at September 30, 2010.  The obligations associated with these fixed income securities expire at various dates on or before July 26, 2016.

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

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective September 30, 2010, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $11 million at September 30, 2010.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2010.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A multi-state market conduct examination of Allstate’s claims handling practices has been underway with Florida, Illinois, Iowa, and New York serving as lead states.  The Illinois Department of Insurance issued the official notice of the examination on March 30, 2009.  The exam concluded with the state regulatory authorities finding no institutional issues involving underpayment of claims. Moreover, no violations were cited regarding Allstate’s claims adjusting practices, and no fines or penalties were assessed.  Allstate has agreed to adopt certain enhancements to its business practices such as undertaking certain work in connection with its claim processes including, for example, consolidating materials detailing the primary functions of its bodily injury practices into a single manual and centralizing the oversight of some practices.   Allstate has also agreed to contribute a non-material amount towards the development and training of insurance department examination personnel to support the review and evaluation of the insurance industry’s use of software technology in adjusting claims.  Forty-five states have agreed with the conclusions and resolution of this exam.

Legal and regulatory proceedings and inquiries

Background

The Company and certain subsidiaries are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business.  As background to both the “Claims related proceedings” and “Other proceedings” subsections below, please note the following:

•                  These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard, or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation, or otherwise; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

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

•                  In the lawsuits, plaintiffs seek a variety of remedies which may include equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought may include punitive or treble damages.  Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings.  When specific monetary demands are made, they are often set just below a state court jurisdictional limit in order to seek the maximum amount available in state court, regardless of the specifics of the case, while still avoiding the risk of removal to federal court. In Allstate’s experience, monetary demands in pleadings bear little relation to the ultimate loss, if any, to the Company.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•                  For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Claims related proceedings” and “Other proceedings” subsections.  The Company reviews these matters on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  Due to the complexity and scope of the matters disclosed in the “Claims related proceedings” and “Other proceedings” subsections below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material adverse effect on the financial position of the Company.

Claims related proceedings

The Company is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina, including individual lawsuits and a statewide putative class action in Louisiana.  The Louisiana Attorney General filed a putative class action lawsuit in state court against Allstate and other insurers on behalf of Road Home fund recipients alleging that the insurers have failed to pay all damages owed under their policies.  The insurers removed the matter to federal court.  The district court denied plaintiffs’ motion to remand the matter to state court and the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) affirmed that ruling.  The defendants filed a motion to dismiss and the plaintiffs filed a motion to remand the claims involving a Road Home subrogation agreement.  In March 2009, the district court denied the State’s request that its claims be remanded to state court.  As for the defendant insurers’ motion, the judge granted it in part and denied it in part.  Dismissal of all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims, was granted.  Dismissal also was granted of all claims based on the Valued Policy Law and all flood loss claims based on the levee breaches finding that the insurers flood exclusions precluded coverage. The remaining claims are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  The judge did not dismiss the class action allegations.  The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The judge denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants have filed a petition for permission to appeal to the Fifth Circuit.  The Fifth Circuit has accepted review.  After the Fifth Circuit accepted review, plaintiffs filed a motion to remand the case to state court, asserting that the class claims on which federal jurisdiction was premised have now effectively been dismissed as a result of a ruling in a related case. The Fifth Circuit has denied the motion for remand, without prejudice to plaintiffs’ right to refile the motion for remand after the Fifth Circuit disposes of the pending appeal.  On July 28, 2010, the Fifth Circuit issued an order stating that since there is no controlling Louisiana Supreme Court precedent on the issue of whether an insurance policy’s anti-assignment clause prohibits post-loss assignments, the Fifth Circuit is certifying that issue to the Louisiana Supreme Court.  The Louisiana Supreme Court may rule based on the pleadings that have been filed with the Fifth Circuit, or it may request additional briefing as well as oral argument.

There are one nationwide and several statewide class action lawsuits pending against Allstate alleging that it failed to properly pay general contractors overhead and profit on many homeowner structural loss claims.  Most of these lawsuits contain counts for breach of contract, as well as one or more counts asserting other theories of liability such as bad faith, fraud, unjust enrichment, or unfair claims practices.  General contractors overhead and profit is an amount that is added to payments on claims where the services of a general contractor are reasonably likely to be required.  To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry, some of which have settled.  These lawsuits are pending in various state and federal courts, and they are in different stages of development.  No classes have been certified against Allstate.  The Company has extended an offer of settlement on a 48-state basis in the nationwide class action that appears acceptable to the plaintiffs.  Many terms and conditions of such a settlement are still to be worked out, and any final agreement to settle will be subject to the approval of the court.  The settlement was accrued as a prior year reserve reestimate in property-liability insurance claims and claims expense in the third quarter of 2010.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allstate has been vigorously defending a lawsuit involving worker classification issues.  This lawsuit is a certified class action challenging a state wage and hour law.  In this case, plaintiffs sought monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief.  In December 2009, the liability phase of the case was tried and, on July 6, 2010, the court issued its decision finding in favor of Allstate on all claims.  The plaintiffs are appealing the decision.

Other proceedings

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amounts.  These actions are based on a variety of issues and target a range of the Company’s practices.  The outcome of these disputes is currently unpredictable.

One or more of these matters could have an adverse effect on the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection, in excess of amounts currently reserved, if any, as they are resolved over time, is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.13 billion and $1.18 billion, net of reinsurance recoverables of $565 million and $600 million, at September 30, 2010 and December 31, 2009, respectively.  Reserves for environmental claims were $205 million and $198 million, net of reinsurance recoverables of $47 million and $49 million, at September 30, 2010 and December 31, 2009, respectively.  Approximately 59% and 62% of the total net asbestos and environmental reserves at September 30, 2010 and December 31, 2009, respectively, were for incurred but not reported estimated losses.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Income Taxes

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the nine months ended September 30 is as follows:

($ in millions)	2010		2009

Statutory federal income tax rate - expense	$267	35.0%	$194	35.0%
Tax-exempt income	(139)	(18.2)	(197)	(35.6)
Dividends received deduction	(13)	(1.7)	(11)	(2.1)
Deferred foreign tax credit	4	0.5	12	2.1
Adjustment to prior year tax liabilities	(4)	(0.5)	(21)	(3.7)
Other	16	2.1	(6)	(1.1)
Valuation allowance	--	--	248	44.7
Effective income tax rate - expense	$131	17.2%	$219	39.3%

Income tax expense for the nine months ended September 30, 2009 included expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

12.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Pension benefits
Service cost	$38	$32	$113	$95
Interest cost	80	83	240	248
Expected return on plan assets	(83)	(100)	(248)	(298)
Amortization of:
Prior service credit	(1)	(1)	(2)	(2)
Net actuarial loss	40	5	119	13
Settlement loss	13	15	39	47
Net periodic pension cost	$87	$34	$261	$103

Postretirement benefits
Service cost	$3	$3	$9	$10
Interest cost	10	13	30	42
Amortization of:
Prior service credit	(6)	(2)	(17)	(1)
Net actuarial gain	(5)	(7)	(16)	(23)
Net periodic postretirement benefit cost	$2	$7	$6	$28

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$4,134	$4,167	$12,425	$12,493
Non-standard auto	224	237	688	730
Total auto	4,358	4,404	13,113	13,223
Homeowners	1,526	1,504	4,554	4,562
Other personal lines	614	627	1,847	1,893
Allstate Protection	6,498	6,535	19,514	19,678
Discontinued Lines and Coverages	1	--	1	(1)
Total property-liability insurance premiums	6,499	6,535	19,515	19,677
Net investment income	284	326	898	1,004
Realized capital gains and losses	(107)	(290)	(403)	(403)
Total Property-Liability	6,676	6,571	20,010	20,278

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	107	103	317	303
Immediate annuities with life contingencies	26	15	84	83
Accident and health	157	114	464	340
Total life and annuity premiums	290	232	865	726
Interest-sensitive life insurance	249	238	740	699
Fixed annuities	9	12	32	35
Total contract charges	258	250	772	734
Total life and annuity premiums and contract charges	548	482	1,637	1,460
Net investment income	707	744	2,161	2,327
Realized capital gains and losses	(38)	(234)	(553)	(156)
Total Allstate Financial	1,217	992	3,245	3,631

Corporate and Other
Service fees	2	3	8	7
Net investment income	14	14	45	37
Realized capital gains and losses	1	5	13	9
Total Corporate and Other before reclassification of service fees	17	22	66	53
Reclassification of service fees (1)	(2)	(3)	(8)	(7)
Total Corporate and Other	15	19	58	46
Consolidated revenues	$7,908	$7,582	$23,313	$23,955

(1)         For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$287	$363	$571	$578
Discontinued Lines and Coverages	(21)	(17)	(27)	(27)
Total underwriting income	266	346	544	551
Net investment income	284	326	898	1,004
Income tax expense on operations	(154)	(170)	(391)	(346)
Realized capital gains and losses, after-tax	(69)	(188)	(261)	(373)
Gain on disposition of operations, after-tax	4	--	4	--
Property-Liability net income	331	314	794	836

Allstate Financial
Life and annuity premiums and contract charges	548	482	1,637	1,460
Net investment income	707	744	2,161	2,327
Periodic settlements and accruals on non-hedge derivative financial instruments	10	2	38	--
Contract benefits and interest credited to contractholder funds	(891)	(879)	(2,731)	(2,735)
Operating costs and expenses and amortization of deferred policy acquisition costs	(219)	(207)	(554)	(672)
Restructuring and related charges	--	(4)	1	(24)
Income tax expense on operations	(47)	(43)	(180)	(111)
Operating income	108	95	372	245
Realized capital gains and losses, after-tax	(25)	(151)	(360)	(239)
DAC and DSI accretion (amortization) related to realized capital gains and losses, after-tax	7	18	9	(132)
DAC and DSI unlocking related to realized capital gains and losses, after-tax	--	--	(18)	(224)
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(7)	(1)	(25)	--
Gain on disposition of operations, after-tax	2	1	4	4
Allstate Financial net income (loss)	85	(38)	(18)	(346)

Corporate and Other
Service fees (1)	2	3	8	7
Net investment income	14	14	45	37
Operating costs and expenses (1)	(97)	(112)	(301)	(309)
Income tax benefit on operations	31	37	96	105
Operating loss	(50)	(58)	(152)	(160)
Realized capital gains and losses, after-tax	1	3	8	6
Corporate and Other net loss	(49)	(55)	(144)	(154)
Consolidated net income	$367	$221	$632	$336

(1)     For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.  Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2010			2009
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,593	$(557)	$1,036	$3,354	$(1,185)	$2,169
Less: reclassification adjustment of realized capital gains and losses	140	(49)	91	(85)	30	(55)

Unrealized net capital gains and losses	1,453	(508)	945	3,439	(1,215)	2,224

Unrealized foreign currency translation adjustments	17	(6)	11	39	(14)	25

Unrecognized pension and other postretirement benefit cost	26	(9)	17	122	(67)	55

Other comprehensive income	$1,496	$(523)	973	$3,600	$(1,296)	2,304

Net income			367			221

Comprehensive income			$1,340			$2,525

	Nine months ended September 30,
	2010			2009
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$3,134	$(1,096)	$2,038	$6,168	$(2,156)	$4,012
Less: reclassification adjustment of realized capital gains and losses	(161)	56	(105)	(640)	224	(416)

Unrealized net capital gains and losses	3,295	(1,152)	2,143	6,808	(2,380)	4,428

Unrealized foreign currency translation adjustments	12	(4)	8	57	(20)	37

Unrecognized pension and other postretirement benefit cost	83	(28)	55	109	(63)	46

Other comprehensive income	$3,390	$(1,184)	2,206	$6,974	$(2,463)	4,511

Net income			632			336

Comprehensive income			$2,838			$4,847

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009.  These interim financials statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

October 27, 2010

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

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

HIGHLIGHTS

•               Consolidated net income was $367 million in the third quarter of 2010 compared to $221 million in the third quarter of 2009, and $632 million in the first nine months of 2010 compared to $336 million in the first nine months of 2009.  Net income per diluted share was $0.68 in the third quarter of 2010 compared to $0.41 in the third quarter of 2009, and $1.16 in the first nine months of 2010 compared to $0.62 in the first nine months of 2009.

•               Property-Liability net income was $331 million in the third quarter of 2010 compared to $314 million in the third quarter of 2009, and $794 million in the first nine months of 2010 compared to $836 million in the first nine months of 2009.

•               The Property-Liability combined ratio was 95.9 in the third quarter of 2010 compared to 94.7 in the third quarter of 2009, and 97.2 in the first nine months of both 2010 and 2009.

•               Allstate Financial had a net income of $85 million in the third quarter of 2010 compared to a net loss of $38 million in the third quarter of 2009, and a net loss of $18 million in the first nine months of 2010 compared to a net loss of $346 million in the first nine months of 2009.

•               Total revenues were $7.91 billion in the third quarter of 2010 compared to $7.58 billion in the third quarter of 2009, and $23.31 billion in the first nine months of 2010 compared to $23.96 billion in the first nine months of 2009.

•               Property-Liability premiums earned in the third quarter of 2010 totaled $6.50 billion, a decrease of 0.6% from $6.54 billion in the third quarter of 2009, and $19.52 billion in the first nine months of 2010, a decrease of 0.8% from $19.68 billion in the first nine months of 2009.

•               Net realized capital losses were $144 million in the third quarter of 2010 compared to $519 million in the third quarter of 2009, and net realized capital losses were $943 million in the first nine months of 2010 compared to $550 million in the first nine months of 2009.

•               Investments as of September 30, 2010 totaled $102.21 billion, an increase of 2.4% from $99.83 billion as of December 31, 2009.  Net investment income in the third quarter of 2010 was $1.01 billion, a decrease of 7.3% from $1.08 billion in the third quarter of 2009, and $3.10 billion in the first nine months of 2010, a decrease of 7.8% from $3.37 billion in the first nine months of 2009.

•               Book value per diluted share (ratio of shareholders’ equity to total shares outstanding and dilutive potential shares outstanding) was $35.48 as of September 30, 2010, an increase of 9.9% from $32.29 as of September 30, 2009 and an increase of 15.0% from $30.84 as of December 31, 2009.

•               For the twelve months ended September 30, 2010, return on the average of beginning and ending period shareholders’ equity was 6.3%, an increase of 10.9 points from (4.6)% for the twelve months ended September 30, 2009.

•               At September 30, 2010, we had $19.27 billion in capital.  This total included $3.53 billion in deployable invested assets at the parent holding company level.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

CONSOLIDATED NET INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Property-liability insurance premiums	$6,499	$6,535	$19,515	$19,677
Life and annuity premiums and contract charges	548	482	1,637	1,460
Net investment income	1,005	1,084	3,104	3,368
Realized capital gains and losses:
Total other-than-temporary impairment losses	(99)	(539)	(637)	(1,735)
Portion of loss recognized in other comprehensive income	(68)	147	(91)	301
Net other-than-temporary impairment losses recognized in earnings	(167)	(392)	(728)	(1,434)
Sales and other realized capital gains and losses	23	(127)	(215)	884
Total realized capital gains and losses	(144)	(519)	(943)	(550)
Total revenues	7,908	7,582	23,313	23,955

Costs and expenses
Property-liability insurance claims and claims expense	(4,603)	(4,573)	(14,109)	(14,295)
Life and annuity contract benefits	(445)	(382)	(1,372)	(1,176)
Interest credited to contractholder funds	(445)	(496)	(1,358)	(1,636)
Amortization of deferred policy acquisition costs	(1,006)	(1,023)	(2,969)	(3,649)
Operating costs and expenses	(828)	(744)	(2,446)	(2,247)
Restructuring and related charges	(9)	(35)	(33)	(112)
Interest expense	(91)	(106)	(275)	(291)
Total costs and expenses	(7,427)	(7,359)	(22,562)	(23,406)

Gain on disposition of operations	9	2	12	6
Income tax expense	(123)	(4)	(131)	(219)
Net income	$367	$221	$632	$336

Property-Liability	$331	$314	$794	$836
Allstate Financial	85	(38)	(18)	(346)
Corporate and Other	(49)	(55)	(144)	(154)
Net income	$367	$221	$632	$336

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

PROPERTY-LIABILITY HIGHLIGHTS

•             Premiums written, an operating measure that is defined and reconciled to premiums earned in the Property-Liability Operations section of the MD&A, decreased 0.6% to $6.77 billion in the third quarter of 2010 from $6.81 billion in the third quarter of 2009, and 0.1% to $19.67 billion in the first nine months of 2010 from $19.69 billion in the first nine months of 2009.

–                Allstate brand standard auto premiums written decreased 0.5% to $4.03 billion in the third quarter of 2010 from $4.05 billion in the third quarter of 2009, and increased 0.8% to $12.00 billion in the first nine months of 2010 from $11.90 billion in the first nine months of 2009.

–                Allstate brand homeowners premiums written increased 2.4% to $1.61 billion in the third quarter of 2010 from $1.57 billion in the third quarter of 2009, and increased 2.1% to $4.36 billion in the first nine months of 2010 from $4.28 billion in the first nine months of 2009.

–                Encompass brand premiums written decreased 16.7% to $290 million in the third quarter of 2010 from $348 million in the third quarter of 2009, and 19.4% to $841 million in the first nine months of 2010 from $1.04 billion in the first nine months of 2009.

•      Premium operating measures and statistics contributing to overall Allstate brand standard auto premiums written   were the following:

–                1.7% decrease in policies in force (“PIF”) as of September 30, 2010 compared to September 30, 2009

–                 1.4% increase in the six month policy term average gross premium before reinsurance to $441 in the third quarter of 2010 from $435 in the third quarter of 2009, and 2.5% increase in the six month policy term average gross premium before reinsurance to $443 in the first nine months of 2010 from $432 in the first nine months of 2009

–                 0.4 point decrease in the six month renewal ratio to 88.7% in the third quarter of 2010 compared to 89.1% in the third quarter of 2009, and the six month renewal ratio of 88.8% in the first nine months of 2010 was comparable to the first nine months of 2009

–                 2.5% increase in new issued applications in the third quarter of 2010 compared to the same period of 2009, and 2.7% decrease in new issued applications in the first nine months of 2010 compared to the same period of 2009

•                  Premium operating measures and statistics contributing to overall Allstate brand homeowners premiums written increase were the following:

–                 4.1% decrease in PIF as of September 30, 2010 compared to September 30, 2009

–                 7.2% increase in the twelve month policy term average gross premium before reinsurance to $953 in the third quarter of 2010 from $889 in the third quarter of 2009, and 6.7% increase in the twelve month policy term average gross premium before reinsurance to $937 in the first nine months of 2010 from $878 in the first nine months of 2009

–                 0.1 point increase in the twelve month renewal ratio to 88.6% in the third quarter of 2010 compared to 88.5% in the third quarter of 2009, and 0.3 point increase in the twelve month renewal ratio to 88.3% in the first nine months of 2010 compared to 88.0% in the first nine months of 2009

–                 5.4% and 2.4% decrease in new issued applications in the third quarter and first nine months of 2010, respectively, compared to the same period of 2009

–                 $15 million decrease in catastrophe reinsurance costs to $127 million in the third quarter of 2010 from $142 million in the third quarter of 2009, and $24 million decrease in catastrophe reinsurance costs to $398 million in the first nine months of 2010 from $422 million in the first nine months of 2009

•             Factors comprising the Allstate brand standard auto loss ratio increase of 0.1 points to 68.7 in the third quarter of 2010 from 68.6 in the third quarter of 2009, and an increase of 0.1 points to 69.5 in the first nine months of 2010 from 69.4 in the first nine months of 2009 were the following:

–                3.7% and 1.8% increase in standard auto claim frequency (rate of claim occurrence per policy in force) for property damage in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009

–                7.5% and 5.7% increase in standard auto claim frequency for bodily injury in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009

–                1.0% increase and 0.1% decrease in auto paid claim severities (average cost per claim) for property damage in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009

–                1.1% increase and 0.4% decrease in auto paid claim severities for bodily injury in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

•             Factors comprising the Allstate brand homeowners loss ratio, which includes catastrophes, an increase of 5.1 points to 80.5 in the third quarter of 2010 from 75.4 in the third quarter of 2009, and a decrease of 1.0 points to 83.5 in the first nine months of 2010 from 84.5 in the first nine months of 2009 were the following:

–                0.8 point increase in the effect of catastrophe losses to 23.1 points in the third quarter of 2010 compared to 22.3 points in the third quarter of 2009, and 0.3 point decrease in the effect of catastrophe losses to 31.6 points in the first nine months of 2010 compared to 31.9 points in the first nine months of 2009

–                2.3% decrease and 1.2% increase in homeowner claim frequency, excluding catastrophes, in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009

–                2.1% and 0.6% increase in paid claim severity, excluding catastrophes, in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009

•             Factors comprising the $21 million decrease in catastrophe losses to $386 million in the third quarter of 2010 compared to $407 million in the third quarter of 2009, and $71 million decrease to $1.67 billion in the first nine months of 2010 compared to $1.74 billion in the first nine months of 2009 were the following:

–                $42 million of favorable prior year reserve reestimates in the third quarter of 2010 compared to $80 million favorable prior year reserve reestimates in the third quarter of 2009, primarily related to recovered subrogation, and $140 million favorable prior year reserve reestimates in the first nine months of 2010 which is comparable to 2009

–                $57 million of unfavorable prior quarter reserve reestimates in the third quarter of 2010 compared to $86 million unfavorable prior quarter reserve reestimates in the third quarter of 2009

–                29 events with $371 million of losses in the third quarter of 2010 compared to 24 events with losses of $401 million in the third quarter of 2009, and 70 events with losses of $1.81 billion in the first nine months of 2010 compared to 69 events with losses of $1.88 billion in the first nine months of 2009

•             Factors comprising prior year reserve reestimates of $11 million unfavorable in the third quarter of 2010 compared to $52 million favorable in the third quarter of 2009, and prior year reserve reestimates of $162 million favorable in the first nine months of 2010 compared to $87 million favorable in the first nine months of 2009 included:

–                prior year reserve reestimates related to auto, homeowners and other personal lines in the third quarter of 2010 contributed $40 million favorable, $67 million unfavorable and $38 million favorable, respectively, compared to prior year reserve reestimates in the third quarter of 2009 of $11 million unfavorable, $75 million favorable and $3 million favorable, respectively. Prior year reserve reestimates related to auto, homeowners and other personal lines in the first nine months of 2010 contributed $120 million favorable, $2 million favorable and $65 million favorable, respectively, compared to prior year reserve reestimates in the first nine months of 2009 of $28 million favorable, $118 million favorable and $38 million unfavorable, respectively.

–                  prior year reserve reestimates in the third quarter of 2010 are attributable to a $70 million litigation settlement largely offset by favorable prior year catastrophe reestimates and severity development that was better than expected. Prior year reestimates in the first nine months of 2010 are attributable to favorable prior year catastrophe reestimates and severity development that was better than expected, partially offset by the litigation settlement.

•             Our 2010 annual review resulted in asbestos reserve reestimates of $5 million unfavorable in the third quarter of 2010 compared to $8 million favorable in the third quarter of 2009, and environmental reserve reestimates of $18 million unfavorable in the third quarter of 2010 compared to $13 million unfavorable in the third quarter of 2009.

•             Property-Liability underwriting income was $266 million in the third quarter of 2010 compared to $346 million in the third quarter of 2009, and $544 million in the first nine months of 2010 compared to $551 million in the first nine months of 2009.  Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•             Property-Liability investments as of September 30, 2010 were $35.75 billion, an increase of 3.5% from $34.53 billion as of December 31, 2009.  Net investment income was $284 million in the third quarter of 2010, a decrease of 12.9% from $326 million in the third quarter of 2009, and $898 million in the first nine months of 2010, a decrease of 10.6% from $1.00 billion in the first nine months of 2009.

•             Net realized capital losses were $107 million in the third quarter of 2010 compared to $290 million in the third quarter of 2009, and net realized capital losses were $403 million in the first nine months of both 2010 and 2009.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Summarized financial data, a reconciliation of underwriting income to net income, and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Premiums written	$6,767	$6,810	$19,665	$19,694

Revenues
Premiums earned	$6,499	$6,535	$19,515	$19,677
Net investment income	284	326	898	1,004
Realized capital gains and losses	(107)	(290)	(403)	(403)
Total revenues	6,676	6,571	20,010	20,278

Costs and expenses
Claims and claims expense	(4,603)	(4,573)	(14,109)	(14,295)
Amortization of DAC	(915)	(943)	(2,754)	(2,832)
Operating costs and expenses	(706)	(642)	(2,074)	(1,911)
Restructuring and related charges	(9)	(31)	(34)	(88)
Total costs and expenses	(6,233)	(6,189)	(18,971)	(19,126)

Gain on disposition of operations	5	--	5	--
Income tax expense	(117)	(68)	(250)	(316)
Net income	$331	$314	$794	$836

Underwriting income	$266	$346	$544	$551
Net investment income	284	326	898	1,004
Income tax expense on operations	(154)	(170)	(391)	(346)
Realized capital gains and losses, after-tax	(69)	(188)	(261)	(373)
Gain on disposition of operations, after-tax	4	--	4	--
Net income	$331	$314	$794	$836

Catastrophe losses (1)	$386	$407	$1,670	$1,741

GAAP operating ratios
Claims and claims expense ratio	70.8	70.0	72.3	72.6
Expense ratio	25.1	24.7	24.9	24.6
Combined ratio	95.9	94.7	97.2	97.2
Effect of catastrophe losses on combined ratio (1)	5.9	6.2	8.6	8.8
Effect of prior year reserve reestimates on combined ratio (1)	0.2	(0.7)	(0.9)	(0.4)
Effect of restructuring and related charges on combined ratio	0.1	0.5	0.2	0.4
Effect of Discontinued Lines and Coverages on combined ratio	0.3	0.3	0.1	0.1

(1) Prior year reserve reestimates included in catastrophe losses totaled $42 million and $140 million favorable in the three months and nine months ended September 30 2010, respectively, compared to $80 million and $139 million favorable in the three months and nine months ended September 30, 2009, respectively.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

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

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Premiums written:
Allstate Protection	$6,767	$6,810	$19,665	$19,695
Discontinued Lines and Coverages	--	--	--	(1)
Property-Liability premiums written	6,767	6,810	19,665	19,694
Increase in unearned premiums	(319)	(315)	(184)	(48)
Other	51	40	34	31
Property-Liability premiums earned	$6,499	$6,535	$19,515	$19,677

Premiums earned:
Allstate Protection	$6,498	$6,535	$19,514	$19,678
Discontinued Lines and Coverages	1	--	1	(1)
Property-Liability	$6,499	$6,535	$19,515	$19,677

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Standard auto	$4,028	$4,049	$166	$208	$4,194	$4,257
Non-standard auto	223	235	1	6	224	241
Homeowners	1,610	1,573	98	110	1,708	1,683
Other personal lines (1)	616	605	25	24	641	629
Total	$6,477	$6,462	$290	$348	$6,767	$6,810

	Nine months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Standard auto	$11,999	$11,903	$495	$629	$12,494	$12,532
Non-standard auto	680	708	5	19	685	727
Homeowners	4,364	4,276	272	319	4,636	4,595
Other personal lines (1)	1,781	1,764	69	77	1,850	1,841
Total	$18,824	$18,651	$841	$1,044	$19,665	$19,695

(1) Other personal lines include commercial, condominium, renters, involuntary auto and other personal lines.

Allstate brand premiums written, excluding Allstate Canada, by the direct channel increased 15.4% to $195 million in the third quarter of 2010 from $169 million in the third quarter of 2009, and 21.7% to $561 million in the first nine months of 2010 from $461 million in the first nine months of 2009.  Both periods are impacted by profitability management actions taken in New York, Florida, California and North Carolina.  The direct channel includes call centers and the internet.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Standard auto	$3,961	$3,946	$173	$221	$4,134	$4,167
Non-standard auto	222	231	2	6	224	237
Homeowners	1,430	1,396	96	108	1,526	1,504
Other personal lines	591	601	23	26	614	627
Total	$6,204	$6,174	$294	$361	$6,498	$6,535

	Nine months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Standard auto	$11,873	$11,791	$552	$702	$12,425	$12,493
Non-standard auto	680	708	8	22	688	730
Homeowners	4,262	4,222	292	340	4,554	4,562
Other personal lines	1,775	1,811	72	82	1,847	1,893
Total	$18,590	$18,532	$924	$1,146	$19,514	$19,678

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

•                  Average premium-gross written:  Gross premiums written divided by issued item count.  Gross premiums written include the impacts from discounts and surcharges, and exclude the impacts from mid-term premium adjustments, ceded reinsurance premiums, and premium refund accruals.  Allstate brand average gross premiums represent the appropriate policy term for each line, which is 6 months for standard and non-standard auto and 12 months for homeowners.  Encompass brand average gross premiums represent the appropriate policy term for each line, which is 12 months for standard auto and homeowners and 6 months for non-standard auto.

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

Standard auto premiums written totaled $4.19 billion in the third quarter of 2010, a decrease of 1.5% from $4.26 billion in the third quarter of 2009, and $12.49 billion in the first nine months of 2010, a decrease of 0.3% from $12.53 billion in the first nine months of 2009.

	Allstate brand		Encompass brand
Standard Auto	2010	2009	2010	2009
Three months ended September 30,
PIF (thousands)	17,479	17,774	710	921
Average premium-gross written (1)	$441	$435	$974	$981
Renewal ratio (%) (1)	88.7	89.1	67.4	69.1

Nine months ended September 30,
PIF (thousands)	17,479	17,774	710	921
Average premium-gross written (1)	$443	$432	$986	$968
Renewal ratio (%) (1)	88.8	88.9	67.7	69.6

(1) Policy term is six months for Allstate brand and twelve months for Encompass brand.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Allstate brand standard auto premiums written totaled $4.03 billion in the third quarter of 2010, a decrease of 0.5% from $4.05 billion in the third quarter of 2009, and $12.00 billion in the first nine months of 2010, an increase of 0.8% from $11.90 billion in the first nine months of 2009.  Contributing to the Allstate brand standard auto premiums written were the following:

–                  decrease in PIF as of September 30, 2010 compared to September 30, 2009, due to fewer policies available to renew and impacts from industry trends reflecting declines in vehicle registrations and vehicle sales per households

–                  2.5% increase in new issued applications on a countrywide basis to 537 thousand in the third quarter of 2010 from 524 thousand in the third quarter of 2009. A 2.7% decrease to 1,499 thousand in the first nine months of 2010 from 1,541 thousand in the first nine months of 2009 impacted by decreases in Florida and California, due in part to rate actions that were approved in 2009 in these markets and other actions to improve profitability.  Excluding Florida and California, new issued applications on a countrywide basis increased 13.5% to 428 thousand in the third quarter of 2010 from 377 thousand in the third quarter of 2009, and increased 11.1% to 1,185 thousand in the first nine months of 2010 from 1,067 thousand in the first nine months of 2009. New issued application increased in 39 states, most of which offer an auto discount (the Preferred Package Discount) for our target customer (multi-car residence owner).

–                  increased average gross premium in the third quarter and first nine months of 2010 compared to the same periods of 2009, primarily due to rate changes, partially offset by customers electing to lower coverage levels of their policy

–                 0.4 point decrease in the renewal ratio in the third quarter of 2010 compared to the same period of 2009, primarily due to profitability management actions in California, Georgia, New York and North Carolina, and the renewal ratio in the first nine months of 2010 was comparable to the same period of 2009

The level of Encompass premiums written continues to be impacted by comprehensive actions designed to improve Encompass brand profitability.

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

	Three months ended September 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2010	2009	2010	2009	2010	2009
Allstate brand	21 (5)	15	0.5	1.4	2.8	6.5
Encompass brand	12	13	(0.1)	1.6	(1.3)	9.6

	Nine months ended September 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2010	2009	2010	2009	2010	2009
Allstate brand (4)	43 (5)	33	1.0	3.1	2.0	6.1
Encompass brand	22	35	1.2	6.1	2.6	9.1

(1)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2010 and 2009, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2010 and 2009, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for standard auto totaled $80 million and $163 million in the three months and nine months ended September 30, 2010, respectively, compared to $238 million and $544 million in the three months and nine months ended September 30, 2009, respectively.

(4)	Includes Washington D.C.
(5)	Includes targeted rate decreases in certain markets to improve our competitive position for target customers (multi-car residence owners).

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Non-standard auto premiums written totaled $224 million in the third quarter of 2010, a decrease of 7.1% from $241 million in the third quarter of 2009, and $685 million in the first nine months of 2010, a decrease of 5.8% from $727 million in the first nine months of 2009.

	Allstate brand		Encompass brand
Non-Standard Auto	2010	2009	2010	2009
Three months ended September 30,
PIF (thousands)	671	733	6	25
Average premium-gross written	$630	$613	$387	$470
Renewal ratio (%)	70.8	72.6	42.5	70.5

Nine months ended September 30,
PIF (thousands)	671	733	6	25
Average premium-gross written	$623	$613	$425	$480
Renewal ratio (%)	71.7	72.5	44.6	69.5

Allstate brand non-standard auto premiums written totaled $223 million in the third quarter of 2010, a decrease of 5.1% from $235 million in the third quarter of 2009, and $680 million in the first nine months of 2010, a decrease of 4.0% from $708 million in the first nine months of 2009.  Contributing to the Allstate brand non-standard auto premiums written decrease in the third quarter and first nine months of 2010 compared to the same periods of 2009 were the following:

–                decrease in PIF as of September 30, 2010 compared to September 30, 2009, due to a decline in the number of polices available to renew and fewer new issued applications

–                23.1% decrease in new issued applications to 70 thousand in the third quarter of 2010 from 91 thousand in the third quarter of 2009, and 11.8% decrease to 246 thousand in the first nine months of 2010 from 279 thousand in the first nine months of 2009

–                increase in average gross premium in the third quarter and first nine months of 2010 compared to the same periods of 2009

–                1.8 point and 0.8 point decrease in the renewal ratio in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

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

	Three months ended September 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2010	2009	2010	2009	2010	2009
Allstate brand	4	4	0.7	1.2	5.8	5.5
Encompass brand	--	--	--	--	--	--

	Nine months ended September 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2010	2009	2010	2009	2010	2009
Allstate brand	10 (4)	9	4.2	1.5	10.5	4.5
Encompass brand	--	1	--	0.9	--	31.7

(1)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2010 and 2009, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2010 and 2009, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $6 million and $38 million in the three months and nine months ended September 30, 2010, respectively, compared to $12 million and $15 million in the three months and nine months ended September 30, 2009, respectively.

(4)	Includes Washington D.C.

Homeowners premiums written totaled $1.71 billion in the third quarter of 2010, an increase of 1.5% from $1.68 billion in the third quarter of 2009, and $4.64 billion in the first nine months of 2010, an increase of 0.9% from $4.60 billion in the first nine months of 2009.  Excluding the cost of catastrophe reinsurance, premiums written increased 0.5% and 0.3% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009.

	Allstate brand		Encompass brand
Homeowners	2010	2009	2010	2009
Three months ended September 30,
PIF (thousands)	6,740	7,027	322	391
Average premium-gross written (12 months)	$953	$889	$1,311	$1,279
Renewal ratio (%)	88.6	88.5	76.5	79.3

Nine months ended September 30,
PIF (thousands)	6,740	7,027	322	391
Average premium-gross written (12 months)	$937	$878	$1,304	$1,262
Renewal ratio (%)	88.3	88.0	76.7	79.4

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Allstate brand homeowners premiums written totaled $1.61 billion in the third quarter of 2010, an increase of 2.4% from $1.57 billion in the third quarter of 2009, and $4.36 billion in the first nine months of 2010, an increase of 2.1% from $4.28 billion in the first nine months of 2009.  Contributing to the Allstate brand homeowners premiums written increase in the third quarter and first nine months of 2010 compared to the same periods of 2009 were the following:

–                  decrease in PIF of 4.1% as of September 30, 2010 compared to September 30, 2009, due to fewer policies available to renew and fewer new issued applications

–                  5.4% decrease in new issued applications to 140 thousand in the third quarter of 2010 from 148 thousand in the third quarter of 2009 and 2.4% decrease to 410 thousand in the first nine months of 2010 from 420 thousand in the first nine months of 2009.  Our Castle Key Indemnity Company subsidiary continues to have a favorable impact on new issued applications, due to a 2008 regulatory consent decree to sell 50,000 new homeowners policies in Florida by November 2011.  Excluding Florida, new issued applications on a countrywide basis decreased 16.2% to 124 thousand in the third quarter of 2010 from 148 thousand in the third quarter of 2009, and 10.7% to 375 thousand in the first nine months of 2010 from 420 thousand in the first nine months of 2009.

–                  increase in average gross premium in the third quarter and first nine months of 2010 compared to the same periods of 2009, primarily due to rate changes

–                  0.1 point and 0.3 point increase in the renewal ratio in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009

–                  decrease in the net cost of our catastrophe reinsurance program in both the third quarter and first nine months of 2010 compared to the same periods of 2009

As of September 30, 2010, an increased Home and Auto discount is now available in 38 states.  This has successfully shifted our mix of new business towards multi-line customers.

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

	Three months ended September 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2010	2009	2010	2009	2010	2009
Allstate brand	15	19 (4)	1.0	2.4	4.2	6.9
Encompass brand	8 (4)	17	--	2.0	(0.1)	4.8

	Nine months ended September 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2010	2009	2010	2009	2010	2009
Allstate brand (4)	26	33	3.8	6.6	9.4	9.9
Encompass brand (4)	18	33	0.6	4.1	1.8	6.0

(1)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2010 and 2009, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2010 and 2009, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for homeowners totaled $59 million and $233 million in the three months and nine months ended September 30, 2010, respectively, compared to $158 million and $420 million in the three months and nine months ended September 30, 2009, respectively.

(4)	Includes Washington D.C.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Underwriting results are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Premiums written	$6,767	$6,810	$19,665	$19,695

Premiums earned	$6,498	$6,535	$19,514	$19,678
Claims and claims expense	(4,582)	(4,557)	(14,085)	(14,274)
Amortization of DAC	(915)	(943)	(2,754)	(2,832)
Other costs and expenses	(705)	(641)	(2,070)	(1,906)
Restructuring and related charges	(9)	(31)	(34)	(88)
Underwriting income	$287	$363	$571	$578
Catastrophe losses	$386	$407	$1,670	$1,741

Underwriting income (loss) by line of business
Standard auto	$258	$284	$688	$743
Non-standard auto	23	24	48	64
Homeowners	(63)	27	(312)	(293)
Other personal lines	69	28	147	64
Underwriting income	$287	$363	$571	$578

Underwriting income (loss) by brand
Allstate brand	$292	$364	$611	$576
Encompass brand	(5)	(1)	(40)	2
Underwriting income	$287	$363	$571	$578

Allstate Protection experienced underwriting income of $287 million in the third quarter of 2010 compared to $363 million in the third quarter of 2009, and $571 million in the first nine months of 2010 compared to $578 million in the first nine months of 2009.  The decrease in the third quarter of 2010 compared to the same period of 2009 was primarily due to decreases in homeowners and standard auto underwriting income, partially offset by increases in other personal lines underwriting income.  Homeowners underwriting loss was $63 million in the third quarter of 2010 compared to an underwriting income of $27 million in the third quarter of 2009 primarily due to increases in expenses and catastrophe losses, including prior year reserve reestimates for catastrophes, and a $70 million unfavorable prior year reserve reestimate related to a litigation settlement, partially offset by average earned premiums increasing faster than loss costs.  Standard auto underwriting income decreased 9.2% to an underwriting income of $258 million in the third quarter of 2010 from an underwriting income of $284 million in the third quarter of 2009 primarily due to increases in auto claim frequency and expenses, partially offset by favorable reserve reestimates and decreases in catastrophe losses.  Other personal lines underwriting income increased 146.4% to an underwriting income of $69 million in the third quarter of 2010 from an underwriting income of $28 million in the third quarter of 2009 primarily due to increases in favorable reserve reestimates.

The Allstate Protection underwriting income decreased in the first nine months of 2010 compared to the same period of 2009 primarily due to decreases in standard auto underwriting income, increases in homeowners underwriting losses and decreases in non-standard auto underwriting income, partially offset by increases in other personal lines underwriting income.  Standard auto underwriting income decreased 7.4% to an underwriting income of $688 million in the first nine months of 2010 from an underwriting income of $743 in the first nine months of 2009 primarily due to increases in auto claim frequency and expenses, partially offset by favorable reserve reestimates and decreases in catastrophe losses.  Homeowners underwriting loss increased 6.5% to an underwriting loss of $312 million in the first nine months of 2010 from an underwriting loss of $293 million in the first nine months of 2009 primarily due to a $70 million unfavorable prior year reserve reestimate related to a litigation settlement and increases in expenses and catastrophe losses, including prior year reestimates, partially offset by average earned premiums increasing faster than loss costs.  Non-standard auto underwriting income decreased 25.0% to an underwriting income of $48 million in the first nine months of 2010 from an underwriting income of

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

$64 million in the first nine months of 2009 primarily due to decreases in premiums earned and increases in auto claim frequency, partially offset by favorable reserve reestimates and decreases in catastrophe losses.  Other personal lines underwriting income increased 129.7% to an underwriting income of $147 million in the first nine months of 2010 from an underwriting income of $64 million in the first nine months of 2009 primarily due to increases in favorable reserve reestimates.

Catastrophe losses in the third quarter and first nine months of 2010 were $386 million and $1.67 billion, respectively, as detailed in the table below.  This compares to catastrophe losses in the third quarter and first nine months of 2009 of $407 million and $1.74 billion, respectively.

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

Catastrophe losses related to events that occurred by the size of the event are shown in the following table.

($ in millions)	Three months ended September 30, 2010
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
$50 million to $100 million	1	3.4%	$66	17.1%	1.0	$66
Less than $50 million	28	96.6	305	79.0	4.7	11
Total	29	100.0%	371	96.1	5.7	13
Prior year reserve reestimates			(42)	(10.9)	(0.6)
Prior quarter reserve reestimates			57	14.8	0.8
Total catastrophe losses			$386	100.0%	5.9

	Nine months ended September 30, 2010
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
$101 million to $250 million	3	4.3%	$485	29.1%	2.5	$162
$50 million to $100 million	8	11.4	538	32.2	2.8	67
Less than $50 million	59	84.3	787	47.1	4.0	13
Total	70	100.0%	1,810	108.4	9.3	26
Prior year reserve reestimates			(140)	(8.4)	(0.7)
Total catastrophe losses			$1,670	100.0%	8.6

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Catastrophe losses incurred by the type of event are shown in the following table.

($ in millions)	Three months ended September 30,				Nine months ended September 30,
	2010	Number of events	2009	Number of events	2010	Number of events	2009	Number of events
Hurricanes/Tropical storms	$18	1	$--	--	$18	1	$--	--
Tornadoes	5	1	--	--	138	6	332	4
Wind/Hail	327	25	384	22	1,384	55	1,334	57
Other events	21	2	17	2	270	8	214	8
Prior year reserve reestimates	(42)		(80)		(140)		(139)
Prior quarter reserve reestimates	57		86		--		--
Total catastrophe losses	$386	29	$407	24	$1,670	70	$1,741	69

Combined ratio  Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined in the Property-Liability Operations section of the MD&A.

	Three months ended September 30,						Nine months ended September 30,
	Loss ratio (1)		Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserve reestimates on the combined ratio		Loss ratio (1)		Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserve reestimates on the combined ratio
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Allstate brand loss ratio:
Standard auto	68.7	68.6	0.4	1.3	(0.6)	0.3	69.5	69.4	1.0	1.7	(0.9)	(0.1)
Non-standard auto	61.7	63.6	--	0.4	(6.8)	(3.9)	66.5	66.4	0.3	0.8	(4.3)	(2.3)
Homeowners	80.5	75.4	23.1	22.3	5.2	(5.2)	83.5	84.5	31.6	31.9	0.2	(2.4)
Other personal lines	61.4	64.1	4.4	4.0	(6.3)	(0.8)	63.5	67.5	6.6	7.2	(3.6)	1.7

Total Allstate brand loss ratio	70.5	69.5	6.0	6.3	--	(1.2)	72.0	72.5	8.5	9.1	(1.0)	(0.6)
Allstate brand expense ratio	24.8	24.6					24.7	24.4
Allstate brand combined ratio	95.3	94.1					96.7	96.9

Encompass brand loss ratio:
Standard auto	75.7	76.9	0.6	0.5	(1.7)	3.6	75.2	74.8	0.7	0.6	1.8	1.0
Non-standard auto	100.0	66.7	--	--	--	(16.7)	100.0	72.7	--	--	--	(9.1)
Homeowners	63.5	67.6	13.5	15.7	(7.3)	(1.9)	77.4	68.6	25.3	16.2	(3.4)	(4.4)
Other personal lines	60.9	65.4	--	--	(4.3)	7.7	72.2	72.0	4.2	1.2	(1.4)	9.8

Total Encompass brand loss ratio	70.7	73.1	4.8	5.0	(3.7)	1.9	75.9	72.7	8.8	5.2	(0.1)	(0.2)
Encompass brand expense ratio	31.0	27.2					28.4	27.1
Encompass brand combined ratio	101.7	100.3					104.3	99.8

Allstate Protection loss ratio	70.5	69.7	5.9	6.2	(0.2)	(1.0)	72.2	72.6	8.6	8.8	(1.0)	(0.5)
Allstate Protection expense ratio	25.1	24.7					24.9	24.5
Allstate Protection combined ratio	95.6	94.4					97.1	97.1

(1) Ratios are calculated using the premiums earned for the respective line of business.

Standard auto loss ratio for the Allstate brand increased 0.1 points in both the third quarter and first nine months of 2010 compared to the same periods of 2009 due to higher claim frequency, partially offset by favorable reserve reestimates and lower catastrophe losses.  In the third quarter and first nine months of 2010, claim frequencies in the bodily injury and physical damage coverages have increased compared to the same periods of

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

2009, but remain within historical norms.  Bodily injury and physical damage coverages severity results increased in line with historical Consumer Price Index (“CPI”) trends.

Non-standard auto loss ratio for the Allstate brand decreased 1.9 points in the third quarter of 2010 compared to the same period of 2009 due to higher favorable reserve reestimates and lower catastrophe losses, partially offset by higher claim frequencies.  Non-standard auto loss ratio for the Allstate brand increased 0.1 points in the first nine months of 2010 compared to the same period of 2009 due to higher claim frequencies, partially offset by higher favorable reserve reestimates and lower catastrophe losses.  Bodily injury and physical damage coverages severity results increased in line with historical CPI trends.

Homeowners loss ratio for the Allstate brand increased 5.1 points to 80.5 in the third quarter of 2010 from 75.4 in the third quarter of 2009, and decreased 1.0 points to 83.5 in the first nine months of 2010 from 84.5 in the first nine months of 2009.  The increase in the third quarter of 2010 compared to the same period of 2009 was due to a $70 million unfavorable prior year reserve reestimate related to a litigation settlement and higher catastrophe losses including prior year reserve reestimates for catastrophes, partially offset by average earned premiums increasing faster than loss costs.  The decrease in the first nine months of 2010 compared to the same period of 2009 was due to average earned premiums increasing faster than loss costs and lower catastrophe losses including prior year reserve reestimates for catastrophes, partially offset by a $70 million unfavorable prior year reserve reestimate related to a litigation settlement.

Expense ratio for Allstate Protection increased 0.4 points in both the third quarter and first nine months of 2010 compared to the same periods of 2009.  Restructuring costs decreased 0.4 points and 0.2 points in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009, driven by costs associated with claim office consolidations and technology prioritization and efficiency efforts.  Excluding restructuring, the expense ratio for Allstate Protection increased 0.8 points and 0.6 points in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009.  Improved operational efficiencies were offset by increased investments in marketing and increases in the net costs of employee benefits.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Amortization of DAC	13.9	14.2	18.1	18.3	14.1	14.4
Other costs and expenses	10.8	9.9	11.6	8.6	10.9	9.8
Restructuring and related charges	0.1	0.5	1.3	0.3	0.1	0.5
Total expense ratio	24.8	24.6	31.0	27.2	25.1	24.7

	Nine months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Amortization of DAC	13.9	14.1	18.2	18.5	14.1	14.4
Other costs and expenses	10.7	9.8	9.4	8.3	10.6	9.7
Restructuring and related charges	0.1	0.5	0.8	0.3	0.2	0.4
Total expense ratio	24.7	24.4	28.4	27.1	24.9	24.5

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

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

Our reinsurance program coordinates coverage under various agreements and comprises agreements that provide coverage for the occurrence of:

•                  certain qualifying catastrophes in specific states including New York, New Jersey, Connecticut, Rhode Island, Pennsylvania, and California for multiple perils (“multi-peril”).  The California contracts that expire May 31, 2011 and May 31, 2012, provide coverage only for fires following earthquakes, and the California contract, expiring May 31, 2013, reinsures multiple perils, including earthquakes and fires following earthquakes, resulting in the classification of the California agreement as a “multi-peril” agreement;

•                  hurricane catastrophe losses in the states of Texas, Louisiana, Mississippi and Alabama (“Gulf States”) and Georgia, South Carolina, North Carolina, Virginia, Maryland and Delaware and the District of Columbia (“Atlantic States”);

•                  hurricane catastrophe losses in the state of Texas (“Texas Hurricane”); and for earthquakes and fires following earthquakes losses in the state of Kentucky (“Kentucky”); and

•                  the aggregate or sum of qualifying losses nationwide, excluding Florida, in excess of an annual retention associated with storms named or numbered by the National Weather Service, fires following earthquakes and California wildfires (“aggregate excess”).

During the second quarter of 2010, we placed reinsurance contracts for the state of Florida.  The Florida component of the reinsurance program is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state.  See The Allstate Corporation Form 10-Q for the quarterly period ended June 30, 2010 for additional details on our current Florida program.

We estimate that the total annualized cost of all catastrophe reinsurance programs for the year beginning June 1, 2010 will be approximately $560 million or $140 million per quarter compared to $640 million annualized cost for the year beginning June 1, 2009.  The total cost of our reinsurance programs during 2009 was $158 million in the first quarter, $156 million in the second quarter, $162 million in the third quarter and $153 million in the fourth quarter.  The total cost of our property catastrophe reinsurance programs during the first, second and third quarter of 2010 was $151 million, $152 million and $142 million, respectively.  We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Reserve reestimates  The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2010 and 2009, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2010	2009
Auto	$10,606	$10,220
Homeowners	2,399	2,824
Other personal lines	2,145	2,207
Total Allstate Protection	$15,150	$15,251

($ in millions, except ratios)	Three months ended September 30,				Nine months ended September 30,
	Reserve Reestimates (1) (2)		Effect on combined ratio (2)		Reserve reestimates (1) (2)		Effect on combined ratio (2)
	2010	2009	2010	2009	2010	2009	2010	2009
Auto	$(40)	$11	(0.6)	0.2	$(120)	$(28)	(0.6)	(0.1)
Homeowners	67	(75)	1.0	(1.2)	(2)	(118)	--	(0.6)
Other personal lines	(38)	(3)	(0.6)	--	(65)	38	(0.4)	0.2
Total Allstate Protection (3)	$(11)	$(67)	(0.2)	(1.0)	$(187)	$(108)	(1.0)	(0.5)

Allstate brand	$--	$(74)	--	(1.1)	$(186)	$(106)	(1.0)	(0.5)
Encompass brand	(11)	7	(0.2)	0.1	(1)	(2)	--	--
Total Allstate Protection (3)	$(11)	$(67)	(0.2)	(1.0)	$(187)	$(108)	(1.0)	(0.5)

(1) Favorable reserve reestimates are shown in parentheses.

(2) Discontinued Lines and Coverages segment reserve reestimates totaled $22 million and $25 million unfavorable in the three months and nine months ended September 30, 2010, respectively, compared to $15 million and $21 million unfavorable in the three months and nine months ended September 30, 2009, respectively.  The effect on the combined ratio totaled 0.4 and 0.3 in the three months ended September 30, 2010 and 2009, respectively, and 0.1 in both the nine months ended September 30, 2010 and 2009.

(3) Prior year reserve reestimates included in catastrophe losses totaled $42 million and $140 million favorable in the three months and nine months ended September 30, 2010, respectively, compared to $80 million and $139 million favorable in the three months and nine months ended September 30, 2009, respectively.

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Premiums written	$--	$--	$--	$(1)

Premiums earned	$1	$--	$1	$(1)
Claims and claims expense	(21)	(16)	(24)	(21)
Operating costs and expenses	(1)	(1)	(4)	(5)
Underwriting loss	$(21)	$(17)	$(27)	$(27)

Underwriting losses of $21 million and $27 million in the third quarter and first nine months of 2010, respectively, were primarily related to our annual review using established industry and actuarial best practices resulting in a $18 million unfavorable reestimate of environmental reserves and a $5 million unfavorable reestimate of asbestos reserves, partially offset by a $4 million favorable reestimate of other reserves.  Underwriting losses of $17 million and $27 million in the third quarter and first nine months of 2009, respectively, were primarily related to a $13 million unfavorable reestimate of environmental reserves, a $2 million unfavorable reestimate of

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

other reserves and a $4 million increase of our allowance for future uncollectible reinsurance, partially offset by an $8 million favorable reestimate of asbestos reserves.

Reserve additions for environmental claims totaling $18 million in the third quarter of 2010 were primarily related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up were more fully determined.  Reserves for environmental claims were $205 million and $198 million, net of reinsurance recoverables of $47 million and $49 million, at September 30, 2010 and December 31, 2009, respectively.  Incurred but not reported (“IBNR”) represents 62% of total net environmental reserves, 3 points lower than at December 31, 2009.  In the third quarter of 2009, reserve additions for environmental claims totaling $13 million were primarily related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up were more fully determined.

For asbestos exposures, our 2010 annual review resulted in an increase in estimated reserves of $5 million for products related coverage.  Reserves for asbestos claims were $1.13 billion and $1.18 billion, net of reinsurance recoverables of $565 million and $600 million, at September 30, 2010 and December 31, 2009, respectively.  We continue to be encouraged that the pace of industry claim activity has slowed, reflecting various state legislative actions and increased legal scrutiny of the legitimacy of claims.  IBNR represents 58% of total net asbestos reserves, 4 points lower than at December 31, 2009.  IBNR provides for estimated probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.  In the third quarter of 2009, our review resulted in a decrease in estimated reserves of $8 million.

As of September 30, 2010, the allowance for uncollectible reinsurance was $142 million, or approximately 17.3% of total recoverables from reinsurers in the Discontinued Lines and Coverages segment, compared to $142 million or 16.2% of total recoverables as of December 31, 2009.

We believe that our reserves are appropriately established based on assessments of pertinent factors and characteristics of exposure (i.e. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment.

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income decreased 12.9% or $42 million to $284 million in the third quarter of 2010 from $326 million in the third quarter of 2009, and 10.6% or $106 million to $898 million in the first nine months of 2010 from $1.00 billion in the first nine months of 2009.  The decreases in both periods were primarily due to lower yields and duration shortening actions taken to protect the portfolio from rising interest rates, partially offset by higher average asset balances.  Net investment income was $304 million and $310 million in the first quarter of 2010 and second quarter of 2010, respectively.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Impairment write-downs	$(57)	$(100)	$(232)	$(443)
Change in intent write-downs	(10)	(10)	(29)	(83)
Net other-than-temporary impairment losses recognized in earnings	(67)	(110)	(261)	(526)
Sales	228	91	390	234
Valuation of derivative instruments	(143)	(209)	(378)	(1)
Settlements of derivative instruments	(118)	(99)	(164)	(82)
EMA limited partnership income	(7)	37	10	(28)
Realized capital gains and losses, pre-tax	(107)	(290)	(403)	(403)
Income tax benefit	38	102	142	30
Realized capital gains and losses, after-tax	$(69)	$(188)	$(261)	$(373)

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

ALLSTATE FINANCIAL HIGHLIGHTS

•

Net income of $85 million and net loss of $18 million in the third quarter and first nine months of 2010, respectively, compared to net losses of $38 million and $346 million in the third quarter and first nine months of 2009, respectively.

•

Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, increased 12.7% or $58 million and 13.3% or $179 million in the third quarter and first nine months of 2010, respectively, compared to the same periods in 2009.

•

Net realized capital losses totaled $38 million and $553 million in the third quarter and first nine months of 2010, respectively, compared to $234 million and $156 million in the third quarter and first nine months of 2009, respectively.

•

Investments as of September 30, 2010 totaled $62.92 billion, reflecting an increase in carrying value of $699 million from $62.22 billion as of December 31, 2009. Net investment income decreased 5.0% to $707 million in the third quarter and 7.1% to $2.16 billion in the first nine months of 2010 from $744 million and $2.33 billion in the third quarter and first nine months of 2009, respectively.

•	Contractholder funds as of September 30, 2010 totaled $48.94 billion, reflecting a decrease of $3.64 billion from $52.58 billion as of December 31, 2009.

ALLSTATE FINANCIAL SEGMENT

Summary analysis  Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Life and annuity premiums and contract charges	$548	$482	$1,637	$1,460
Net investment income	707	744	2,161	2,327
Realized capital gains and losses	(38)	(234)	(553)	(156)
Total revenues	1,217	992	3,245	3,631

Costs and expenses
Life and annuity contract benefits	(445)	(382)	(1,372)	(1,176)
Interest credited to contractholder funds	(445)	(496)	(1,358)	(1,636)
Amortization of DAC	(91)	(80)	(215)	(817)
Operating costs and expenses	(118)	(99)	(354)	(325)
Restructuring and related charges	--	(4)	1	(24)
Total costs and expenses	(1,099)	(1,061)	(3,298)	(3,978)

Gain on disposition of operations	4	2	7	6
Income tax (expense) benefit	(37)	29	28	(5)
Net income (loss)	$85	$(38)	$(18)	$(346)

Investments at September 30			$62,915	$61,891

Net income in the third quarter of 2010 was $85 million compared to a net loss of $38 million in the same period of 2009.  The favorable change of $123 million was primarily due to lower net realized capital losses, higher premiums and contract charges, and lower interest credited to contractholder funds, partially offset by increased contract benefits and lower net investment income.

Net loss in the first nine months of 2010 was $18 million compared to $346 million in the first nine months of 2009.  The improvement of $328 million was primarily due to lower amortization of DAC, decreased interest credited to contractholder funds and higher premiums and contract charges, partially offset by increased net realized capital losses, higher contract benefits and lower net investment income.  Additionally, the first nine months of 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Analysis of revenues  Total revenues increased 22.7% or $225 million in the third quarter of 2010 compared to the third quarter of 2009 due to lower net realized capital losses and higher premiums and contract charges, partially offset by lower net investment income.  Total revenues decreased 10.6% or $386 million in the first nine months of 2010 compared to the same period in 2009 due to higher net realized capital losses and lower net investment income, partially offset by higher premiums and contract charges.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Premiums
Traditional life insurance	$107	$103	$317	$303
Immediate annuities with life contingencies	26	15	84	83
Accident and health insurance	157	114	464	340
Total premiums	290	232	865	726

Contract charges
Interest-sensitive life insurance	249	238	740	699
Fixed annuities	9	12	32	35
Total contract charges (1)	258	250	772	734

Life and annuity premiums and contract charges (2)	$548	$482	$1,637	$1,460

(1)

Total contract charges include contract charges related to the cost of insurance totaling $161 million and $156 million in the third quarter of 2010 and 2009, respectively, and $476 million and $458 million in the first nine months of 2010 and 2009, respectively.

(2)

Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $513 million and $455 million in the third quarter of 2010 and 2009, respectively, and $1.52 billion and $1.34 billion in the first nine months of 2010 and 2009, respectively.

Total premiums increased 25.0% and 19.1% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009 primarily due to higher sales of accident and health insurance through the Allstate Workplace Division, with a significant portion of the increase resulting from sales to employees of one large company.  In addition, increased traditional life insurance premiums in the third quarter and first nine months of 2010 were primarily due to lower reinsurance premiums resulting from higher retention.

Total contract charges increased 3.2% and 5.2% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009 primarily due to higher cost of insurance and maintenance contract charges on interest-sensitive life insurance products resulting from a shift in the mix of policies in force.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Contractholder funds, beginning balance	$49,443	$53,999	$52,582	$58,413

Deposits
Fixed annuities	224	343	752	1,613
Interest-sensitive life insurance	363	355	1,149	1,054
Bank and other deposits	262	208	748	903
Total deposits	849	906	2,649	3,570

Interest credited	445	498	1,355	1,544

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(3)	(212)	(1,784)	(4,715)
Benefits	(397)	(379)	(1,187)	(1,235)
Surrenders and partial withdrawals	(1,295)	(1,184)	(3,898)	(3,632)
Contract charges	(247)	(232)	(731)	(680)
Net transfers from separate accounts	3	2	8	8
Fair value hedge adjustments for institutional products	24	1	(173)	31
Other adjustments (1)	114	(63)	115	32
Total maturities, benefits, withdrawals and other adjustments	(1,801)	(2,067)	(7,650)	(10,191)
Contractholder funds, ending balance	$48,936	$53,336	$48,936	$53,336

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

Contractholder funds decreased 1.0% and 6.9% in the third quarter and first nine months of 2010, respectively, compared to a decrease of 1.2% and 8.7% in the third quarter and first nine months of 2009, respectively.  Average contractholder funds decreased 8.3% and 9.2% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009.

Contractholder deposits decreased 6.3% and 25.8% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009 primarily due to lower deposits on fixed annuities.  Deposits on fixed annuities decreased 34.7% and 53.4% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009 due to our strategic decision to discontinue distributing fixed annuities through banks and broker-dealers and our goal to reduce our concentration in spread based products and improve returns on new business.

Maturities and retirements of institutional products decreased 98.6% to $3 million in the third quarter of 2010 and 62.2% to $1.78 billion in the first nine months of 2010 from $212 million and $4.72 billion in the third quarter and first nine months of 2009, respectively.  The third quarter and first nine months of 2009 included the retirement of $9 million and $1.45 billion, respectively, of extendible institutional market obligations, all of which were retired during 2009.  In addition, the first nine months of 2009 included the redemption of $1.39 billion of institutional product liabilities in conjunction with cash tender offers.

Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products (including maturities of certificates of deposit) increased 9.4% to $1.30 billion in the third quarter of 2010 and 7.3% to $3.90 billion in the first nine months of 2010 from $1.18 billion and $3.63 billion in the third quarter and first nine months of 2009, respectively.  The increase in the third quarter of 2010 was primarily due

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

to higher surrenders and partial withdrawals on fixed annuities.  In the first nine months of 2010, the increase was primarily due to higher surrenders and partial withdrawals on fixed annuities, partially offset by lower surrenders and partial withdrawals on Allstate Bank products.   The annualized surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of period contractholder funds, was 12.2% in the first nine months of 2010 compared to 11.1% in the first nine months of 2009.

Net investment income decreased 5.0% or $37 million to $707 million in the third quarter of 2010 and 7.1% or $166 million to $2.16 billion in the first nine months of 2010 from $744 million and $2.33 billion in the third quarter and first nine months of 2009, respectively, primarily due to reduced average asset balances, lower yields and actions to reduce the portfolio’s exposure to commercial real estate.  Net investment income was $731 million and $723 million in the first quarter of 2010 and second quarter of 2010, respectively.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Impairment write-downs	$(80)	$(281)	$(367)	$(842)
Change in intent write-downs	(20)	(1)	(100)	(59)
Net other-than-temporary impairment losses recognized in earnings	(100)	(282)	(467)	(901)
Sales	89	106	151	628
Valuation of derivative instruments	10	(60)	(193)	202
Settlements of derivative instruments	(34)	7	(45)	30
EMA limited partnership income	(3)	(5)	1	(115)
Realized capital gains and losses, pre-tax	(38)	(234)	(553)	(156)
Income tax benefit (expense)	13	83	193	(83)
Realized capital gains and losses, after-tax	$(25)	$(151)	$(360)	$(239)

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses  Total costs and expenses increased 3.6% or $38 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to higher contract benefits and operating costs and expenses, partially offset by lower interest credited to contractholder funds.  Total costs and expenses decreased 17.1% or $680 million in the first nine months of 2010 compared to the same period in 2009 primarily due to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher contract benefits.

Life and annuity contract benefits increased 16.5% or $63 million in the third quarter of 2010 and 16.7% or $196 million in the first nine months of 2010 compared to the same periods of 2009.  In the third quarter of 2010, higher contract benefits on accident and health insurance business were proportionate to growth in premiums and an increase in contract benefits on immediate annuities was due to favorable mortality experience in the third quarter of 2009.

The increase in contract benefits in the first nine months of 2010 primarily reflects higher contract benefits on interest-sensitive life insurance due to the re-estimation of reserves for certain secondary guarantees on universal life insurance policies and unfavorable mortality experience as well as increased contract benefits on accident and health insurance business, partially offset by lower contract benefits on immediate annuities with life contingencies due to the re-estimation of reserves for benefits payable to certain annuitants to reflect current contractholder information.

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

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $135 million and $413 million in the third quarter and first nine months of 2010, respectively, compared to $139 million and $418 million in the third quarter and first nine months of 2009, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Life insurance	$93	$96	$204	$295
Accident and health insurance	65	50	189	149
Annuities	(17)	(1)	(11)	(18)
Total benefit spread	$141	$145	$382	$426

Benefit spread decreased 2.8% or $4 million in the third quarter of 2010 and 10.3% or $44 million in the first nine months of 2010 compared to the same periods of 2009.  The decrease in the third quarter of 2010 was primarily due to favorable mortality experience on annuities in the third quarter of 2009, partially offset by growth in accident and health insurance business sold through the Allstate Workplace Division.  The decrease in the first nine months of 2010 was primarily due to re-estimations of reserves that increased contract benefits for interest-sensitive life insurance and decreased contract benefits for immediate annuities and unfavorable mortality experience on interest-sensitive life insurance and immediate annuities with life contingencies, partially offset by growth in accident and health insurance business sold through the Allstate Workplace Division.

Interest credited to contractholder funds decreased 10.3% or $51 million in the third quarter of 2010 and 17.0% or $278 million in the first nine months of 2010 compared to the same periods of 2009 primarily due to lower average contractholder funds and management actions to reduce interest crediting rates on deferred fixed annuities.  In addition, the decline in the first nine months of 2010 also reflects lower amortization of deferred sales inducement costs (“DSI”).

Amortization of DSI in the third quarter and first nine months of 2010 was $3 million and $14 million, respectively, compared to $4 million and $114 million in the third quarter and first nine months of 2009, respectively.  The decline in amortization of DSI in the first nine months of 2010 was primarily due to a $44 million decrease in amortization relating to realized capital gains and losses and a $38 million reduction in amortization acceleration for changes in assumptions.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Annuities and institutional products	$44	$44	$148	$81
Life insurance	11	(2)	24	2
Allstate Bank products	8	8	24	21
Accident and health insurance	5	5	13	13
Net investment income on investments supporting capital	59	54	181	156
Total investment spread	$127	$109	$390	$273

Investment spread increased 16.5% or $18 million in the third quarter of 2010 and 42.9% or $117 million in the first nine months of 2010 compared to the same periods of 2009 as lower net investment income was more than offset by decreased interest credited to contractholder funds, which includes lower amortization of DSI.  Excluding amortization of DSI, investment spread increased 15.0% or $17 million in the third quarter of 2010 and 4.4% or $17 million in the first nine months of 2010 compared to the same periods in 2009.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

To further analyze investment spreads, the following tables summarize the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2010	2009	2010	2009	2010	2009
Interest-sensitive life insurance	5.5%	5.4%	4.4%	4.7%	1.1%	0.7%
Deferred fixed annuities and institutional products	4.4	4.3	3.3	3.4	1.1	0.9
Immediate fixed annuities with and without life contingencies	6.3	6.4	6.3	6.4	--	--
Investments supporting capital, traditional life and other products	3.7	3.9	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2010	2009	2010	2009	2010	2009
Interest-sensitive life insurance	5.5%	5.4%	4.4%	4.6%	1.1%	0.8%
Deferred fixed annuities and institutional products	4.4	4.5	3.2	3.4	1.2	1.1
Immediate fixed annuities with and without life contingencies	6.4	6.3	6.4	6.4	--	(0.1)
Investments supporting capital, traditional life and other products	3.7	3.8	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	September 30,
	2010	2009
Immediate fixed annuities with life contingencies	$8,651	$8,419
Other life contingent contracts and other	5,304	4,430
Reserve for life-contingent contract benefits	$13,955	$12,849

Interest-sensitive life insurance	$10,578	$10,166
Deferred fixed annuities	30,071	32,977
Immediate fixed annuities without life contingencies	3,809	3,856
Institutional products	2,678	4,394
Allstate Bank products	1,103	1,067
Market value adjustments related to fair value hedges and other	697	876
Contractholder funds	$48,936	$53,336

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Amortization of DAC increased 13.8% or $11 million in the third quarter of 2010 and decreased 73.7% or $602 million in the first nine months of 2010 compared to the same periods of 2009.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(101)	$(108)	$(240)	$(382)
Accretion (amortization) relating to realized capital gains and losses (1)	10	28	13	(158)
Amortization deceleration (acceleration) for changes in assumptions (“DAC unlocking”)	--	--	12	(277)
Total amortization of DAC	$(91)	$(80)	$(215)	$(817)

(1)

The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The increase of $11 million in the third quarter of 2010 was primarily due to a decline in accretion relating to realized capital gains and losses.  The decrease of $602 million in the first nine months of 2010 was primarily due to a favorable change in amortization acceleration/deceleration for changes in assumptions, a favorable change in amortization/accretion relating to realized capital gains and losses, a decreased amortization rate on fixed annuities and lower amortization from decreased benefit spread on interest-sensitive life insurance due to the re-estimation of reserves.

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

Operating costs and expenses increased 19.2% and 8.9% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Non-deferrable acquisition costs	$43	$38	$128	$118
Other operating costs and expenses	75	61	226	207
Total operating costs and expenses	$118	$99	$354	$325

Restructuring and related charges	$--	$4	$(1)	$24

Non-deferrable acquisition costs increased 13.2% or $5 million and 8.5% or $10 million in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009 primarily due to higher non-

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

deferrable commissions related to accident and health insurance business sold through the Allstate Workplace Division.  Other operating costs and expenses increased 23.0% or $14 million and 9.2% or $19 million in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009 due primarily to higher product distribution and marketing costs, increases in the net cost of employee benefits and lower reinsurance expense allowances resulting from higher retention.  In the first nine months of 2010, these increased costs were partially offset by our expense reduction actions, which resulted in lower employee, professional services and sales support expenses. Through reductions in workforce positions combined with other actions completed as of September 30, 2010, we anticipate that we will exceed our targeted annual savings of $90 million beginning in 2011.

Income tax expense of $37 million and benefit of $28 million were recognized for the third quarter and first nine months of 2010, respectively, compared to an income tax benefit of $29 million in the third quarter of 2009 and expense of $5 million in the first nine months of 2009.  Income tax expense for the first nine months of 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

INVESTMENTS HIGHLIGHTS

•      Investments as of September 30, 2010 totaled $102.21 billion, an increase of 2.4% from $99.83 billion as of December 31, 2009.

•      Unrealized net capital gains totaled $2.65 billion as of September 30, 2010, improving from unrealized net capital losses of $2.32 billion as of December 31, 2009.

•      Net investment income was $1.01 billion in the third quarter of 2010, a decrease of 7.3% from $1.08 billion in the third quarter of 2009, and $3.10 billion in the first nine months of 2010, a decrease of 7.8% from $3.37 billion in the first nine months of 2009.

•      Net realized capital losses were $144 million in the third quarter of 2010 compared to net realized capital losses of $519 million in the third quarter of 2009.  Net realized capital losses were $943 million in the first nine months of 2010 compared to net realized capital losses of $550 million in the first nine months of 2009.

•      Derivative net realized capital losses totaled $285 million in the third quarter of 2010 compared to net realized capital losses of $361 million in the third quarter of 2009, and net realized capital losses of $780 million in the first nine months of 2010 compared to net realized capital gains of $149 million in the first nine months of 2009.  Derivative net realized capital losses in the third quarter and first nine months of 2010 resulted primarily from our risk mitigation (“macro hedge”) and other risk management actions.

•      During the first nine months of 2010, our fixed income and mortgage loan portfolio generated $7.43 billion of cash flows from interest and maturities.

INVESTMENTS

We continue to focus our strategic risk mitigation efforts towards managing interest rate, equity, credit and real estate investment risks, while our return optimization efforts focus on investing in new opportunities to generate income and capital appreciation.  As a result, during the first nine months of 2010 we took the following actions:

•	Reduced our municipal bond exposure by 24.5% or $5.32 billion of amortized cost primarily through scheduled maturities, prepayments and targeted dispositions.
•	Reduced our commercial real estate exposure by 16.7% or $2.06 billion of amortized cost primarily through targeted dispositions and principal repayments from borrowers.
•	Reduced our exposure to equity markets by $1.40 billion of cost as a result of our asset allocation strategy, which takes into consideration our risk-return analysis.
•

Hedges remain in place to protect our portfolio, primarily against higher interest rates and lower equity prices, and performed consistently with our positions in relation to the movement in the underlying market indices. The resulting realized capital losses from our interest rate and equity hedges were offset by the increase in fair value of our fixed income and equity securities, which is reflected in other comprehensive income (“OCI”).

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

The composition of the investment portfolios at September 30, 2010 is presented in the table below.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$29,422	82.3%	$51,540	81.9%	$2,231	62.8%	$83,193	81.4%
Equity securities (2)	3,499	9.8	208	0.3	--	--	3,707	3.6
Mortgage loans	28	0.1	6,933	11.0	--	--	6,961	6.8
Limited partnership interests (3)	2,289	6.4	1,128	1.8	37	1.0	3,454	3.4
Short-term (4)	454	1.3	1,038	1.7	1,284	36.1	2,776	2.7
Other	53	0.1	2,068	3.3	2	0.1	2,123	2.1
Total	$35,745	100.0%	$62,915	100.0%	$3,554	100.0%	$102,214	100.0%

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $28.75 billion, $49.87 billion and $2.17 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2) Equity securities are carried at fair value.  Cost basis for these securities was $3.27 billion and $181 million for Property-Liability and Allstate Financial, respectively.

(3) We have commitments to invest in additional limited partnership interests totaling $702 million and $668 million for Property-Liability and Allstate Financial, respectively.

(4) Short-term investments are carried at fair value.  Amortized cost basis for these investments was $454 million, $1.04 billion and $1.28 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(5) Balances reflect the elimination of related party investments between segments.

Total investments increased to $102.21 billion at September 30, 2010, from $99.83 billion at December 31, 2009, primarily due to higher valuations for fixed income securities, partially offset by net reductions in contractholder obligations.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically defined as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation for fixed income securities for the nine months ended September 30, 2010 was mainly due to declining risk-free interest rates, partially offset by widening credit spreads in certain sectors.

The Property-Liability investment portfolio increased to $35.75 billion at September 30, 2010, from $34.53 billion at December 31, 2009, primarily due to higher valuations for fixed income and equity securities and positive operating cash flows, partially offset by dividends paid by Allstate Insurance Company (“AIC”) to its parent, The Allstate Corporation (the “Corporation”).

The Allstate Financial investment portfolio increased to $62.91 billion at September 30, 2010, from $62.22 billion at December 31, 2009, primarily due to higher valuations for fixed income securities, partially offset by net reductions in contractholder obligations of $3.64 billion.

The Corporate and Other investment portfolio increased to $3.55 billion at September 30, 2010, from $3.09 billion at December 31, 2009, primarily due to dividends of $600 million paid by AIC to the Corporation, and higher valuations for fixed income securities, partially offset by dividends paid to shareholders and interest paid on debt.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value at September 30, 2010	Percent to total investments	Fair value at December 31, 2009	Percent to total investments
U.S. government and agencies	$11,253	11.0%	$7,536	7.6%
Municipal	16,768	16.4	21,280	21.3
Corporate	37,204	36.4	33,115	33.2
Foreign government	3,428	3.4	3,197	3.2
Residential mortgage-backed securities (“RMBS”)	8,499	8.3	7,987	8.0
Commercial mortgage-backed securities (“CMBS”)	1,993	2.0	2,586	2.6
Asset-backed securities (“ABS”)	4,010	3.9	3,026	3.0
Redeemable preferred stock	38	--	39	--
Total fixed income securities	$83,193	81.4%	$78,766	78.9%

At September 30, 2010, 92.3% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a, or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of September 30, 2010.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$11,253	$532	$--	$--	$--	$--

Municipal
Tax exempt	1,512	117	4,682	242	2,916	130
Taxable	189	12	2,506	160	1,177	19
Auction rate securities (“ARS”)	940	(47)	92	(12)	116	(16)

Corporate
Public	1,792	54	2,776	184	7,210	628
Privately placed	1,158	74	1,672	104	3,632	268
Hybrid	35	5	44	5	402	(48)

Foreign government	2,057	357	431	32	548	57

RMBS
U.S. government sponsored entities (“U.S. Agency”)	5,025	180	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	505	4	74	(2)	213	1
Alt-A residential mortgage-backed securities (“Alt-A”)	43	(1)	66	(6)	125	(7)
Subprime residential mortgage-backed securities (“Subprime”)	92	(3)	292	(123)	93	(25)

CMBS	1,205	34	219	(28)	217	(63)

ABS
Collateralized debt obligations (“CDO”)	28	--	608	(21)	507	(69)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,253	37	349	4	309	--

Redeemable preferred stock	--	--	1	--	2	--
Total fixed income securities	$27,087	$1,355	$13,812	$539	$17,467	$875

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$11,253	$532

Municipal
Tax exempt	1,277	(8)	581	(57)	10,968	424
Taxable	471	(52)	166	(59)	4,509	80
ARS	42	(8)	101	(19)	1,291	(102)

Corporate
Public	8,561	688	1,692	64	22,031	1,618
Privately placed	6,307	312	1,326	53	14,095	811
Hybrid	462	(67)	135	10	1,078	(95)

Foreign government	392	36	--	--	3,428	482

RMBS
U.S. Agency	--	--	--	--	5,025	180
Prime	20	(5)	533	(9)	1,345	(11)
Alt-A	40	(5)	404	(106)	678	(125)
Subprime	100	(26)	874	(560)	1,451	(737)

CMBS	230	(183)	122	(142)	1,993	(382)

ABS
CDO	240	(91)	430	(123)	1,813	(304)
Consumer and other ABS	266	(3)	20	(4)	2,197	34

Redeemable preferred stock	34	2	1	--	38	2
Total fixed income securities	$18,442	$590	$6,385	$(952)	$83,193	$2,407

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Municipal Bonds, including tax exempt, taxable and ARS securities, totaled $16.77 billion as of September 30, 2010 with an unrealized net capital gain of $402 million.

Included in our municipal bond holdings at September 30, 2010 are $1.02 billion of municipal securities which are not rated by third party credit rating agencies, but are rated by the National Association of Insurance Commissioners (“NAIC”) and are also internally rated.  These holdings include $525 million of below investment grade municipal bonds, most of which were purchased to provide the opportunity to achieve incremental returns.  Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

As of September 30, 2010, 47.5% or $7.96 billion of our municipal bond portfolio is insured by nine bond insurers and 46.1% of these securities have a credit rating of Aaa or Aa.  48.0% of our insured municipal bond portfolio was insured by National Public Finance Guarantee Corporation, Inc., 22.8% by Ambac Assurance Corporation, 21.5% by Assured Guaranty Municipal Corporation and 3.2% by Assured Guaranty Ltd.  Given the effects of the economic crisis on bond insurers, the value inherent in this insurance has declined.  We believe the fair value of our insured municipal bond portfolio substantially reflects the decline in the value of the insurance, and further related valuation declines, if any, are not expected to be material.  We expect to receive all of the contractual cash flows as our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor.

Corporate bonds, including publicly traded, privately placed and hybrid securities, totaled $37.20 billion as of September 30, 2010 with an unrealized net capital gain of $2.33 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  53.7% of the privately placed corporate securities in our portfolio are rated by an independent rating agency and substantially all are rated by the NAIC.

The following table shows details of our hybrid securities as of September 30, 2010.

($ in millions)	Public		Privately placed		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
United Kingdom (“UK”)	$88	$(2)	$43	$2	$131	$--
Europe (non-UK)	126	6	249	(18)	375	(12)
Asia/Australia	11	(1)	51	(3)	62	(4)
North America	316	(45)	194	(34)	510	(79)
Total	$541	$(42)	$537	$(53)	$1,078	$(95)

Hybrid securities have attributes most similar to those of fixed income securities such as stated interest rates and mandatory redemption dates.  Additionally, some hybrids may have an interest rate step-up feature which is intended to incent the issuer to redeem the security at a specified call date.  While hybrid securities are generally issued by investment grade-rated financial institutions, they have structural features, such as the ability to defer principal and interest payments, which make them more sensitive to credit market deterioration.  $908 million of our hybrid securities with $93 million of unrealized net capital losses are Tier 1 securities, and $170 million with $2 million of unrealized net capital losses are Tier 2 securities.  Tier 1 securities are lower in the capital structure than Tier 2 securities.

RMBS, CMBS and ABS are structured securities that are primarily collateralized by residential and commercial real estate related loans and other consumer related borrowings.  The cash flows from the underlying collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a “class”, qualifies for a specific original rating.  For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving principal repayments on the underlying collateral and retains this priority until the class is paid in full.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings.  The payment priority and class subordination included in these securities serves as credit enhancement for holders of the senior or top portions of the structures.  These securities continue to retain the payment priority features that existed at the origination of the securitization trust.  Other forms of credit enhancement may include structural features embedded in the securitization trust, such as overcollateralization, excess spread and bond insurance.  The

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

underlying collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or may contain features of both fixed and variable rate mortgages.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $8.50 billion, with 78.7% rated investment grade, at September 30, 2010.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with our RMBS portfolio is mitigated due to the fact that 59.1% of the portfolio consists of securities that were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $693 million at September 30, 2010 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to increased risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, which continue to persist.  The following table shows our RMBS portfolio at September 30, 2010, based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$378	$2	$243	$7	$66	$1	$--	$--	$687	$10
2009	854	19	87	1	9	--	--	--	950	20
2008	858	22	--	--	--	--	--	--	858	22
2007	482	9	259	1	106	(64)	350	(270)	1,197	(324)
2006	340	10	224	(5)	202	(21)	417	(201)	1,183	(217)
2005	676	25	210	(16)	134	(17)	420	(173)	1,440	(181)
Pre-2005	1,437	93	322	1	161	(24)	264	(93)	2,184	(23)
Total	$5,025	$180	$1,345	$(11)	$678	$(125)	$1,451	$(737)	$8,499	$(693)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of September 30, 2010, $1.02 billion of the Prime were fixed rate and $330 million were variable rate.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  As of September 30, 2010, $495 million of the Alt-A were fixed rate and $183 million were variable rate.

Subprime includes securities that are collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $1.18 billion and $271 million of first lien and second lien securities, respectively.  Subprime included $718 million of fixed rate and $733 million of variable rate securities.

CMBS totaled $1.99 billion, with 93.9% rated investment grade, at September 30, 2010.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 93.8% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio at September 30, 2010 based upon vintage year.

($ in millions)	Fair value	Unrealized gain/(loss)
2010	$24	$--
2007	277	(43)
2006	593	(279)
2005	300	(60)
Pre-2005	799	--
Total CMBS	$1,993	$(382)

The unrealized net capital loss of $382 million at September 30, 2010 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, largely due to the macroeconomic conditions and credit market deterioration, including the impact of declining real estate valuations, which continue to persist.  While CMBS

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

spreads tightened during 2009 and 2010, credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year CMBS.

ABS, including CDO and Consumer and other ABS, totaled $4.01 billion, with 88.8% rated investment grade, at September 30, 2010.  Credit risk is managed by monitoring the performance of the underlying collateral.  In addition, many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $270 million at September 30, 2010 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.81 billion, with 76.3% rated investment grade, at September 30, 2010.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.43 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $151 million.  The remaining $383 million of securities consisted of synthetic CDO, trust preferred CDO, market value CDO, project finance CDO, collateralized bond obligations and other CLO with unrealized losses of $153 million.

Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans.  The underlying collateral is actively managed by external managers that monitor the collateral’s performance and is well diversified across industries and among issuers.  A transaction will typically issue notes with various capital structure classes (i.e. Aaa, Aa, A, etc.) as well as equity-like tranches.  In general, these securities are structured with overcollateralization ratios and performance is impacted primarily by defaults and recoveries of the underlying collateral within the structures, which reduce overcollateralization ratios over time.  A violation of the senior overcollateralization test could result in an event of default of the structure.

Consumer and other ABS totaled $2.20 billion, with 99.1% rated investment grade, at September 30, 2010.  Consumer and other ABS consists of $1.40 billion of auto and $801 million of other ABS securities with unrealized gains of $16 million and $18 million, respectively.

Mortgage loans  Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $6.96 billion at September 30, 2010, compared to $7.94 billion at December 31, 2009, and primarily comprise loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  Our exposure to any metropolitan area is highly diversified, with the largest exposure not exceeding 10.4% of the portfolio.  The portfolio is also diversified across several property types, with the largest concentrations of 33.7% in office buildings and 26.3% in retail property.  Debt service coverage ratios represent the amount of cash flows from the property available to the borrower to meet principal and interest payment obligations.  For fixed rate mortgage loans, which comprise 90.6% and 89.9% of the total portfolio at September 30, 2010 and December 31, 2009, respectively, the average debt service coverage ratios as of September 30, 2010 and December 31, 2009 were 1.6 and 1.7, respectively.  Mortgage loans with debt service coverage ratios below 1.0 generally have a higher level of risk.  5.6% and 5.8% of the mortgage loan portfolio had a debt service coverage ratio under 1.0 as of September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010, 28.4% or $112 million of these mortgage loans are impaired and have valuation allowances totaling $50 million compared to 18.4% or $85 million which had valuation allowances totaling $26 million as of December 31, 2009.  Mortgage loans with debt service coverage below 1.0 which are not impaired primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in occupancy is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees.

In the first nine months of 2010, $828 million of mortgage loans were contractually due.  Of these, 41% were paid as due, 14% were extended, 42% were refinanced for an average of six years at market rates using our standard underwriting criteria and 3% were real estate acquired through foreclosure or deed in lieu of mortgage loans.  In addition, $388 million of mortgage loans that were not contractually due in the first nine months of 2010 were paid in full.

The net carrying value of impaired mortgage loans at September 30, 2010 and December 31, 2009 was $235 million and $383 million, respectively.  Total valuation allowances of $75 million were held on impaired mortgage loans at September 30, 2010, compared to $95 million at December 31, 2009.  We recognized $3 million and $44 million of realized capital losses related to net increases in the valuation allowances on impaired mortgage loans for the three months and nine months ended September 30, 2010, respectively.  The net increases in both periods were primarily due to deteriorating debt service coverage resulting from a decrease in occupancy and the risk

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

associated with refinancing near-term maturities due to declining underlying collateral valuations.  Realized capital losses recognized on mortgage loans held for sale totaled $6 million for the nine months ended September 30, 2010.  There were no realized capital losses recognized on mortgage loans held for sale for the three months ended September 30, 2010.

In total, we have seven mortgage loans totaling $64 million in the process of foreclosure, reflecting an increase from five mortgage loans totaling $49 million as of December 31, 2009.  Real estate acquired through foreclosure or deed in lieu of mortgage loans during the first nine months of 2010 totaled $92 million and is included in other investments on the Condensed Consolidated Statement of Financial Position.  We recognized $2 million of realized capital losses for both the three months and nine months ended September 30, 2010 related to sales of real estate assets with an active plan to sell.  There were no impairment write-downs recognized on real estate for either the three or nine month periods ended September 30, 2010.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of September 30, 2010.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting (“Cost”)	$894	$290	$77	$1,261
Equity method of accounting (“EMA”)	641	347	1,205	2,193
Total	$1,535	$637	$1,282	$3,454

Number of sponsors	86	44	11
Number of individual funds	134	89	100
Largest exposure to single fund	$41	$33	$84

Our aggregate limited partnership exposure represented 3.4% and 2.8% of total invested assets as of September 30, 2010 and December 31, 2009.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

The following table shows the results from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended September 30,
	2010				2009
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$6	$(2)	$4	$(3)	$4	$10	$14	$(1)
Real estate funds	--	(6)	(6)	(6)	--	(22)	(22)	(52)
Hedge funds	--	(3)	(3)	(1)	--	45	45	--
Total	$6	$(11)	$(5)	$(10)	$4	$33	$37	$(53)

	Nine months ended September 30,
	2010				2009
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$20	$33	$53	$(5)	$11	$(75)	$(64)	$(78)
Real estate funds	(1)	(42)	(43)	(35)	--	(141)	(141)	(214)
Hedge funds	--	22	22	(2)	--	69	69	(4)
Total	$19	$13	$32	$(42)	$11	$(147)	$(136)	$(296)

(1) Impairment write-downs related to Cost limited partnerships were $10 million and $41 million in the three months and nine months ended September 30, 2010, respectively, compared to $53 million and $286 million in the three months and nine months ended September 30, 2009, respectively.  There were no impairment write-downs related to EMA limited partnerships in both the three months ended September 30, 2010 and 2009.  Impairment write-downs related to EMA limited partnerships were $1 million in the nine months ended September 30, 2010 compared to $10 million in the nine months ended September 30, 2009.

Limited partnership interests, excluding impairment write-downs, produced losses of $5 million and income of $32 million in the three months and nine months ended September 30, 2010, respectively, compared to income of $37 million and losses of $136 million in the three months and nine months ended September 30, 2009, respectively.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay.  Income on Cost limited partnerships is recognized only upon cash distributions by the partnership.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Unrealized net capital gains totaled $2.65 billion as of September 30, 2010 compared to unrealized net capital losses of $2.32 billion as of December 31, 2009.  The improvement since December 31, 2009 for fixed income securities was primarily a result of declining risk-free interest rates, partially offset by widening credit spreads in certain sectors.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in millions)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
U.S. government and agencies	$532	$512	$218	$203
Municipal	402	89	(256)	(403)
Corporate	2,334	1,445	914	345
Foreign government	482	350	306	291
RMBS	(693)	(954)	(1,231)	(1,500)
CMBS	(382)	(553)	(768)	(925)
ABS	(270)	(390)	(387)	(488)
Redeemable preferred stock	2	1	2	--
Fixed income securities (1)	2,407	500	(1,202)	(2,477)
Equity securities	260	(102)	371	179
Short-term investments	--	--	--	--
Derivatives	(17)	2	(18)	(23)
Unrealized net capital gains and losses, pre-tax	2,650	400	(849)	(2,321)
Amounts recognized for:
Insurance reserves (2)	(608)	(292)	--	--
DAC and DSI (3)	(49)	403	726	990
Amounts recognized	(657)	111	726	990
Deferred income taxes	(701)	(183)	39	461
Unrealized net capital gains and losses, after-tax	$1,292	$328	$(84)	$(870)

(1)

Unrealized net capital gains and losses for fixed income securities as of September 30, June 30, 2010, March 31, 2010 and December 31, 2009 comprise $(308) million, $(510) million, $(590) million and $(679) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $2.72 billion, $1.01 billion, $(612) million and $(1.80) billion, respectively, related to other unrealized net capital gains and losses.

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

(3)

The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized. Only the unrealized net capital gains and losses on the Allstate Financial fixed annuity and interest-sensitive life product portfolios are used in this calculation. The reduction in unrealized net capital losses in the first, second and third quarter of 2010 for these product portfolios was less than the reduction in unrealized net capital losses for the total Allstate Financial and consolidated portfolios. The DAC and DSI adjustment balance, subject to limitations, is determined by applying the DAC and DSI amortization rate to unrealized net capital gains or losses. Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.

The unrealized net capital gains for the fixed income portfolio totaled $2.41 billion and comprised $4.85 billion of gross unrealized gains and $2.44 billion of gross unrealized losses at September 30, 2010.  This is compared to unrealized net capital losses for the fixed income portfolio totaling $2.48 billion, comprised of $2.47 billion of gross unrealized gains and $4.95 billion of gross unrealized losses at December 31, 2009.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Gross unrealized gains and losses as of September 30, 2010 on fixed income securities by type and sector are provided in the table below.

($ in millions)			Gross unrealized			Amortized cost as a	Fair value as a percent
	Par value (1)	Amortize cost	Gains	Losses	Fair value	percent of par value (2)	of par value (2)
Corporate:
Banking	$4,273	$4,142	$187	$(126)	$4,203	96.9%	98.4%
Consumer goods (cyclical and non-cyclical)	5,885	5,943	458	(30)	6,371	101.0	108.3
Financial services	3,601	3,506	206	(30)	3,682	97.4	102.2
Utilities	6,181	6,186	619	(24)	6,781	100.1	109.7
Transportation	1,774	1,792	151	(21)	1,922	101.0	108.3
Capital goods	3,650	3,647	340	(19)	3,968	99.9	108.7
Basic industry	1,542	1,564	116	(7)	1,673	101.4	108.5
Energy	2,308	2,324	191	(6)	2,509	100.7	108.7
Technology	1,404	1,421	99	(6)	1,514	101.2	107.8
Communications	2,151	2,129	156	(4)	2,281	99.0	106.0
FDIC guaranteed	951	957	8	--	965	100.6	101.5
Other	1,394	1,259	87	(11)	1,335	90.3	95.8
Total corporate fixed income portfolio	35,114	34,870	2,618	(284)	37,204	99.3	106.0

U.S. government and agencies	11,306	10,721	533	(1)	11,253	94.8	99.5
Municipal	20,514	16,366	803	(401)	16,768	79.8	81.7
Foreign government	3,400	2,946	482	--	3,428	86.6	100.8
RMBS	9,913	9,192	245	(938)	8,499	92.7	85.7
CMBS	2,424	2,375	59	(441)	1,993	98.0	82.2
ABS	4,686	4,280	105	(375)	4,010	91.3	85.6
Redeemable preferred stock	37	36	2	--	38	97.3	102.7
Total fixed income securities	$87,394	$80,786	$4,847	$(2,440)	$83,193	92.4	95.2

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $728 million, $5.90 billion, $1.36 billion and $1.71 billion, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 99.8% for corporates, 99.6% for municipals, 103.9% for foreign governments and 101.5% for U.S. government and agencies.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 106.4% for corporates, 102.7% for municipals, 114.0% for foreign governments and 104.4% for U.S. government and agencies.

The banking, consumer goods, financial services, utilities and transportation sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at September 30, 2010.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $260 million and comprised $363 million of gross unrealized gains and $103 million of gross unrealized losses at September 30, 2010.  This is compared to an unrealized net capital gain for the equity portfolio totaling $179 million, comprised of $381 million of gross unrealized gains and $202 million of gross unrealized losses at December 31, 2009.  Within the equity portfolio, the losses were primarily concentrated in consumer goods, financial services, banking, technology and capital goods sectors.  The unrealized losses in these sectors were company and sector specific.  As of September 30, 2010, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at September 30, 2010 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

The extent and duration of a decline in fair value have become less indicative of actual credit deterioration with respect to an issue or issuer.  While we continue to use declines in fair value and the length of time a security is in an unrealized loss position as indicators of potential credit deterioration, our determination of whether a security’s decline in fair value is other than temporary has placed greater emphasis on our analysis of the underlying credit and collateral and related estimates of future cash flows.

The following table summarizes the fair values and gross unrealized losses of fixed income securities by type and investment grade classification as of September 30, 2010.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$633	$(1)	$--	$--	$633	$(1)
Municipal	2,759	(252)	582	(149)	3,341	(401)
Corporate	2,810	(231)	728	(53)	3,538	(284)
Foreign government	13	--	--	--	13	--
RMBS	1,169	(218)	1,239	(720)	2,408	(938)
CMBS	935	(298)	111	(143)	1,046	(441)
ABS	1,413	(211)	370	(164)	1,783	(375)
Total	$9,732	$(1,211)	$3,030	$(1,229)	$12,762	$(2,440)

We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from larger risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of declining residential and commercial real estate valuations, which continue to persist.  Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a relatively low risk of default.  Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher risk of default.

As of September 30, 2010, our below investment grade gross unrealized losses were primarily concentrated in RMBS, specifically Alt-A and Subprime, CMBS and ABS, specifically cash flow CLO.  The fair value of these securities totaled $1.39 billion, an increase of 8.1%, compared to $1.29 billion as of December 31, 2009.  Gross unrealized losses on these securities totaled $913 million as of September 30, 2010, a decrease of 28.8%, compared to $1.28 billion as of December 31, 2009.

Fair values for our structured securities are obtained from third-party valuation service providers and are subject to review as disclosed in our Application of Critical Accounting Estimates.  In accordance with GAAP, when fair value is less than the amortized cost of a security and we have not made the decision to sell the security and it is not more likely than not we will be required to sell the security before recovery of its amortized cost basis, we evaluate if we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.  We calculate the estimated recovery value by discounting our best estimate of future cash flows at the security’s original or current effective rate, as appropriate, and compare this to the amortized cost of the security.  If we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors (“non-credit-related”) recognized in OCI.

The non-credit-related unrealized losses for our structured securities, including our below investment grade Alt-A, Subprime, CMBS and cash flow CLO, are heavily influenced by risk factors other than those related to our best estimate of future cash flows.  The difference between these securities’ original or current effective rates and the yields implied by their fair value indicates that a larger risk premium is included in the valuation of these securities than existed at initial issue or purchase.  This risk premium represents the return that a market participant requires as compensation to assume the risk associated with the uncertainties regarding the future performance of the

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

underlying commercial and residential real estate collateral.  The risk premium is comprised of: default risk, which reflects the probability of default and the uncertainty related to collection of contractual principal and interest; liquidity risk, which reflects the risk associated with exiting the investment in an illiquid market, both in terms of timeliness and cost; and volatility risk, which reflects the potential valuation volatility during an investor’s holding period.  Other factors reflected in the risk premium include the costs associated with underwriting, monitoring and holding these types of complex securities.  Certain aspects of the default risk are included in the development of our best estimate of future cash flows, as appropriate.  Other aspects of the risk premium are considered to be temporary in nature and are expected to reverse over the remaining lives of the securities as future cash flows are received.

Other-than-temporary impairment assessment for below investment grade Alt-A and Subprime RMBS

Gross unrealized losses for our below investment grade Alt-A and Subprime portfolios totaled $124 million and $567 million, respectively, while gross unrealized gains for these portfolios totaled $18 million and $7 million, respectively, as of September 30, 2010.  For our below investment grade Alt-A and Subprime securities with gross unrealized gains, we have recognized cumulative write-downs in earnings totaling $55 million and $144 million, respectively, as of September 30, 2010.  Gross unrealized losses for our below investment grade Alt-A and Subprime portfolios as of December 31, 2009 totaled $212 million and $849 million, respectively.

The credit loss evaluation for Alt-A and Subprime securities with gross unrealized losses is performed in two phases.  The first phase estimates the future cash flows of the entire securitization trust from which our security was issued.  A critical part of this estimate involves forecasting default rates and loss severities of the residential mortgage loans that collateralize the securitization trust.  The factors that affect the default rates and loss severities include, but are not limited to, historical collateral performance, collateral type, transaction vintage year, geographic concentrations, borrower credit quality, origination practices of the transaction sponsor, and practices of the mortgage loan servicers.  Current loan-to-value ratios of underlying collateral are not consistently available and accordingly they are not a primary factor in our impairment evaluation.  While our projections are developed internally and customized to our specific holdings, they are informed by and benchmarked against credit opinions obtained from third parties, such as industry analysts, nationally recognized credit rating agencies and an RMBS loss modeling advisory service.  The default rate and loss severity forecasts result in a trust-level projected additional collateral loss estimate.

We then analyze the actual cumulative collateral losses incurred to date by the securitization trust, our projected additional collateral losses expected to be incurred and the position of the class of securities we own in the securitization trust relative to the trust’s other classes to determine whether any of the collateral losses will be applied to our class.  If our class has remaining credit enhancement sufficient to withstand the projected additional collateral losses, no collateral losses will be realized by our class and we expect to collect all contractual principal and interest of the security we own.  Remaining credit enhancement is measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security we own and (ii) the expected impact of other structural features embedded in the securitization trust beneficial to our class, such as overcollateralization and excess spread.

For securities where there is insufficient remaining credit enhancement for the class of securities we own, a recovery value is calculated based on our best estimate of future cash flows specific to that security.  This estimate is based on the contractual principal payments and current interest payments of the securities we own, adjusted for actual cumulative collateral losses incurred to date and the projected additional collateral losses expected to be incurred.  This estimate also takes into consideration additional secondary sources of credit support, such as reliable bond insurance.  For securities without secondary sources of credit support or for which the secondary sources do not fully offset the actual and projected additional collateral losses applied to them, a credit loss is recorded in earnings to the extent amortized cost exceeds recovery value.

95.8% and 0.9% of the fair value of our below investment grade Alt-A securities with gross unrealized losses were issued with Aaa and Aa original ratings and capital structure classifications, respectively.  86.3%, 11.5% and 1.7% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, Alt-A and Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  While the projected cash flow assumptions for our below investment grade Alt-A and Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Alt-A securities with gross unrealized losses, by credit rating.

($ in millions)	September 30, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.4%	12.3%	7.0%	7.3%	0.1%	3.6%	3.2%	2.7%	n/a
Projected additional collateral losses to be incurred (2)	9.9%	38.1%	23.4%	24.2%	4.6%	22.2%	13.1%	12.2%	n/a
Class-level
Average remaining credit enhancement (3)	11.2%	37.5%	5.1%	7.2%	5.3%	38.7%	14.2%	14.3%	n/a
Security-specific
Number of positions	1	2	26	29	2	3	9	14	43
Par value	$4	$27	$390	$421	$16	$6	$71	$93	$514
Amortized cost	$4	$23	$276	$303	$16	$6	$70	$92	$395
Fair value	$1	$15	$185	$201	$13	$3	$54	$70	$271
Gross unrealized losses
Total	$(3)	$(8)	$(91)	$(102)	$(3)	$(3)	$(16)	$(22)	$(124)
12-24 months (4)	$--	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (5)	$(3)	$(8)	$(90)	$(101)	$(3)	$(3)	$(16)	$(22)	$(123)
Cumulative write-downs recognized (6)	$--	$(3)	$(85)	$(88)	$--	$--	$--	$--	$(88)
Principal payments received during the period (7)	$--	$3	$47	$50	$1	$1	$5	$7	$57

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.2%	4.3%	4.2%	4.2%	0.8%	1.4%	2.5%	1.6%	n/a
Projected additional collateral losses to be incurred (2)	12.1%	26.1%	25.7%	25.6%	3.9%	23.8%	16.1%	10.6%	n/a
Class-level
Average remaining credit enhancement (3)	11.3%	24.7%	7.6%	9.7%	7.1%	29.2%	16.6%	12.8%	n/a
Security-specific
Number of positions	1	4	24	29	6	5	5	16	45
Par value	$4	$56	$413	$473	$90	$12	$79	$181	$654
Amortized cost	$4	$52	$289	$345	$88	$12	$78	$178	$523
Fair value	$1	$32	$158	$191	$62	$5	$53	$120	$311
Gross unrealized losses
Total	$(3)	$(20)	$(131)	$(154)	$(26)	$(7)	$(25)	$(58)	$(212)
12-24 months (4)	$(3)	$(4)	$(33)	$(40)	$(20)	$--	$(24)	$(44)	$(84)
Over 24 months (5)	$--	$(16)	$(98)	$(114)	$(6)	$(7)	$(1)	$(14)	$(128)
Cumulative write-downs recognized (6)	$--	$(4)	$(92)	$(96)	$--	$--	$--	$--	$(96)
Principal payments received during the period (7)	$--	$5	$43	$48	$9	$2	$23	$34	$82

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Alt-A securities we own, as reported by the trust servicers, were $2 million as of September 30, 2010.

(2) Weighted average projected additional collateral losses to be incurred as of period end are based on our projections of future losses to be incurred by the trust, taking into consideration the actual cumulative collateral losses incurred to date, as a percentage of the remaining principal amount of the loans in the trust.  Our projections are developed internally and customized to our specific holdings and are informed by and benchmarked against credit opinions obtained from third parties, such as industry analysts, nationally recognized credit rating agencies and an RMBS loss modeling advisory service.  Projected additional collateral losses to be incurred are compared to average remaining credit enhancement for each security.  For securities where the projected additional collateral losses exceed remaining credit enhancement, a recovery value is calculated to determine whether impairment losses should be recorded in earnings.  The weighting calculation is based on the par value of each security.

(3) Weighted average remaining credit enhancement as of period end is based on structural subordination and the expected impact of other structural features existing in the securitization trust beneficial to our class and reflects our projection of future principal losses that can occur

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

as a percentage of the remaining principal amount of the loans in the trust before the class of the security we own will incur its first dollar of principal loss.  The weighting calculation is based on the par value of each security.

(4) Includes total gross unrealized losses on securities in an unrealized loss position for a period of 12 to 24 consecutive months.

(5) Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of September 30, 2010, $69 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $11 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2009, there were no Alt-A securities with gross unrealized losses greater than or equal to 20% for a period of more than 24 consecutive months.

(6) Includes cumulative write-downs recorded in accordance with GAAP.

(7)  Reflects principal payments for the nine months ended September 30, 2010 or the year ended December 31, 2009, respectively.

The above tables include information about our below investment grade Alt-A securities with gross unrealized losses as of each period presented.  The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, purchases, principal payments, sales and realized principal losses.

As of September 30, 2010, our below investment grade Alt-A securities with gross unrealized losses and without other-than-temporarily impairments recorded in earnings had incurred actual cumulative collateral losses of 2.7%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 30.4% and a projected weighted average loss severity of 41.8%, which resulted in projected additional collateral losses of 12.2%.  As the average remaining credit enhancement for these securities of 14.3% exceeds the projected additional collateral losses of 12.2%, these securities have not been impaired.

As of September 30, 2010, our below investment grade Alt-A securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 7.3%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 44.6% and a projected weighted average loss severity of 52.7%, which resulted in projected additional collateral losses of 24.2%.  As the average remaining credit enhancement for these securities of 7.2% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 75.2% and exceeded these securities’ current average amortized cost as a percentage of par of 72.0%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

The following table shows actual trust-level key metrics specific to the trusts from which our below investment grade Alt-A securities with gross unrealized losses were issued, as reported by the trust servicers.

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Trust-level statistics
Delinquency rates	28.0%	27.9%	28.1%	25.9%	24.4%
Actual cumulative collateral losses incurred to date	6.5%	5.5%	4.3%	3.5%	3.0%

We believe the unrealized losses on our Alt-A securities, including those over 24 months, result from the current risk premium on these securities, which should reverse over the securities’ remaining lives.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of September 30, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary in nature.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

For our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating, the following tables show trust-level, class-level and security-specific detailed information.

($ in millions)	September 30, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	--%	10.3%	16.7%	16.5%	13.7%	9.7%	9.8%	10.2%	n/a
Projected additional collateral losses to be incurred (2)	--%	32.9%	41.8%	41.5%	45.2%	36.0%	36.2%	37.3%	n/a
Class-level
Average remaining credit enhancement (3)	--%	26.2%	26.7%	26.7%	58.2%	52.4%	43.1%	46.0%	n/a
Security-specific
Number of positions	--	3	69	72	11	10	57	78	150
Par value	$--	$27	$883	$910	$71	$70	$453	$594	$1,504
Amortized cost	$--	$24	$623	$647	$71	$70	$450	$591	$1,238
Fair value	$--	$16	$367	$383	$54	$47	$258	$359	$742
Gross unrealized losses
Total	$--	$(8)	$(256)	$(264)	$(17)	$(23)	$(192)	$(232)	$(496)
12-24 months (4)	$--	$--	$(29)	$(29)	$--	$--	$--	$--	$(29)
Over 24 months (5)	$--	$(8)	$(227)	$(235)	$(17)	$(23)	$(192)	$(232)	$(467)
Cumulative write-downs recognized (6)	$--	$(3)	$(253)	$(256)	$--	$--	$--	$--	$(256)
Principal payments received during the period (7)	$--	$2	$42	$44	$14	$2	$12	$28	$72

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	15.0%	13.8%	17.2%	16.9%	8.8%	8.1%	9.5%	9.1%	n/a
Projected additional collateral losses to be incurred (2)	41.2%	33.5%	46.2%	45.2%	36.5%	35.3%	40.0%	38.2%	n/a
Class-level
Average remaining credit enhancement (3)	38.1%	30.1%	38.6%	38.0%	49.6%	45.4%	42.6%	45.4%	n/a
Security-specific
Number of positions	1	4	53	58	20	13	37	70	128
Par value	$30	$52	$798	$880	$213	$59	$315	$587	$1,467
Amortized cost	$24	$48	$581	$653	$213	$59	$314	$586	$1,239
Fair value	$10	$28	$230	$268	$112	$32	$144	$288	$556
Gross unrealized losses
Total	$(14)	$(20)	$(351)	$(385)	$(101)	$(27)	$(170)	$(298)	$(683)
12-24 months (4)	$--	$(4)	$(53)	$(57)	$(2)	$(1)	$--	$(3)	$(60)
Over 24 months (5)	$(14)	$(12)	$(294)	$(320)	$(99)	$(26)	$(170)	$(295)	$(615)
Cumulative write-downs recognized (6)	$(6)	$(4)	$(217)	$(227)	$--	$--	$--	$--	$(227)
Principal payments received during the period (7)	$--	$13	$40	$53	$17	$11	$33	$61	$114

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $16 million as of September 30, 2010.

(2) Weighted average projected additional collateral losses to be incurred as of period end are based on our projections of future losses to be incurred by the trust, taking into consideration the actual cumulative collateral losses incurred to date, as a percentage of the remaining principal amount of the loans in the trust.  Our projections are developed internally and customized to our specific holdings and are informed by and benchmarked against credit opinions obtained from third parties, such as industry analysts, nationally recognized credit rating agencies and an RMBS loss modeling advisory service.  Projected additional collateral losses to be incurred are compared to average remaining credit enhancement for each security.  For securities where the projected additional collateral losses exceed remaining credit enhancement, a recovery value is calculated to determine whether impairment losses should be recorded in earnings.  The weighting calculation is based on the par value of each security.

(3) Weighted average remaining credit enhancement as of period end is based on structural subordination and the expected impact of other structural features existing in the securitization trust beneficial to our class and reflects our projection of future principal losses that can occur

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

as a percentage of the remaining principal amount of the loans in the trust before the class of the security we own will incur its first dollar of principal loss.  The weighting calculation is based on the par value of each security.

(4) Includes total gross unrealized losses on securities in an unrealized loss position for a period of 12 to 24 consecutive months.

(5) Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of September 30, 2010, $183 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $170 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months, and as of December 31, 2009, $95 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $50 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings had been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

(6) Includes cumulative write-downs recorded in accordance with GAAP.

(7) Reflects principal payments for the nine months ended September 30, 2010 or the year ended December 31, 2009, respectively.

The above tables include information only about below investment grade Subprime securities with gross unrealized losses that are not reliably insured as of each period presented.  As such, the par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, purchases, principal payments, sales and realized principal losses.

As of September 30, 2010, our Subprime securities that are reliably insured include ten below investment grade Subprime securities with a total fair value of $79 million and aggregate gross unrealized losses of $71 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.

As of September 30, 2010, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 10.2%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 55.8% and a projected weighted average loss severity of 66.2%, which resulted in projected additional collateral losses of 37.3%.  As the average remaining credit enhancement for these securities of 46.0% exceeds the projected additional collateral losses of 37.3%, these securities have not been impaired.

As of September 30, 2010, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 16.5%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 55.9% and a projected weighted average loss severity of 76.8%, which resulted in projected additional collateral losses of 41.5%.  As the average remaining credit enhancement for these securities of 26.7% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 73.7% and exceeded these securities’ current average amortized cost as a percentage of par of 71.1%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

The following table shows actual trust-level key metrics specific to the trusts from which our below investment grade Subprime securities with gross unrealized losses were issued, as reported by the trust servicers.

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Trust-level statistics
Delinquency rates	28.6%	29.3%	31.7%	30.9%	29.2%
Actual cumulative collateral losses incurred to date	15.4%	14.7%	14.4%	13.5%	12.2%

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should reverse over the securities’ remaining lives.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of September 30, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary in nature.

Other-than-temporary impairment assessment for below investment grade CMBS

Gross unrealized losses for our below investment grade CMBS portfolio totaled $143 million, while gross unrealized gains for this portfolio were $1 million as of September 30, 2010.  Gross unrealized losses for our below investment grade CMBS portfolio totaled $122 million as of December 31, 2009.  For our below investment grade CMBS with gross unrealized gains, we have recognized cumulative write-downs in earnings totaling $18 million as of September 30, 2010.

The credit loss evaluation for CMBS securities with gross unrealized losses is performed in two phases.  The first phase estimates the future cash flows of the entire securitization trust from which our security was issued.  A critical part of this estimate involves forecasting the collateral losses of the commercial mortgage loans that collateralize the securitization trust.  Factors affecting these estimates include, but are not limited to, estimates of current and future property prices, current and projected rental incomes, the propensity of the commercial mortgage loans to default under these assumptions and loss severities in cases of default.  Estimates of future property prices and rental incomes consider specific property-type and geographic economic trends such as employment, property vacancy and rental rates, and forecasts of new supply in the commercial real estate markets.  Estimates of default rates and loss severities consider factors such as borrower payment history, the origination practices of the transaction sponsor, overall collateral quality and diversification, transaction vintage year, maturity date, overall transaction structure and other factors that may influence performance.  Realized losses in the CMBS market have historically been low and, we believe, are not predictive of future losses.  Therefore, our projections of collateral performance rely on probability-weighted scenarios informed by credit opinions obtained from third parties, such as nationally recognized credit rating agencies, industry analysts and CMBS loss modeling advisory services.

We then analyze the actual cumulative collateral losses incurred to date by the securitization trust, our projected additional collateral losses expected to be incurred and the position of the class of securities we own in the securitization trust relative to the trust’s other classes to determine whether any of the collateral losses will be applied to our class.  If our class has remaining credit enhancement sufficient to withstand the projected additional collateral losses, no collateral losses will be realized by our class and we expect to collect all contractual principal and interest of the security we own.  Remaining credit enhancement is measured in terms of subordination from other classes of securities in the trust being contractually obligated to absorb losses before the class of security we own.

For securities where there is insufficient remaining credit enhancement for the class of securities we own, a recovery value is calculated based on our best estimate of future cash flows specific to that security.  This estimate is based on the contractual principal payments and current interest payments of the securities we own, adjusted for actual cumulative collateral losses incurred to date and the projected additional collateral losses expected to be incurred.  In instances where the recovery value of the security is less than its amortized cost, a credit loss is recorded in earnings.

40.6%, 51.4% and 5.8% of the fair value of our below investment grade CMBS with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, CMBS with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  Commercial property prices have deteriorated substantially during the last 24 months and property rental incomes are declining as the commercial real estate sector adjusts to lower macroeconomic activity.  In addition, tight credit markets and conservative underwriting standards continue to stress commercial mortgage borrowers’ ability to refinance obligations.  While the projected cash flow assumptions for our below investment grade CMBS securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FI NANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade CMBS securities with gross unrealized losses, by credit rating.

($ in millions)	September 30, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	--%	--%	5.7%	5.4%	0.7%	1.7%	--%	0.8%	n/a
Projected additional collateral losses to be incurred (2)	4.3%	--%	23.9%	22.9%	5.6%	5.4%	5.9%	5.6%	n/a
Class-level
Average remaining credit enhancement (3)	8.4%	--%	17.0%	16.6%	8.6%	7.8%	6.6%	8.4%	n/a
Security-specific
Number of positions	1	--	6	7	14	3	1	18	25
Par value	$7	$--	$139	$146	$139	$32	$6	$177	$323
Amortized cost	$7	$--	$64	$71	$143	$35	$5	$183	$254
Fair value	$3	$--	$28	$31	$66	$13	$1	$80	$111
Gross unrealized losses
Total	$(4)	$--	$(36)	$(40)	$(77)	$(22)	$(4)	$(103)	$(143)
12-24 months (4)	$--	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (5)	$(4)	$--	$(36)	$(40)	$(77)	$(22)	$(4)	$(103)	$(143)
Cumulative write-downs recognized (6)	$(1)	$--	$(80)	$(81)	$--	$--	$--	$--	$(81)
Principal payments received during the period (7)	$--	$--	$3	$3	$1	$--	$--	$1	$4

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	1.4%	0.6%	--%	0.8%	--%	--%	--%	--%	n/a
Projected additional collateral losses to be incurred (2)	20.1%	13.5%	--%	15.0%	6.1%	7.7%	--%	6.7%	n/a
Class-level
Average remaining credit enhancement (3)	17.4%	9.8%	--%	11.5%	9.1%	8.5%	--%	8.9%	n/a
Security-specific
Number of positions	1	5	--	6	6	6	--	12	18
Par value	$20	$69	$--	$89	$87	$49	$--	$136	$225
Amortized cost	$14	$41	$--	$55	$84	$50	$--	$134	$189
Fair value	$9	$16	$--	$25	$29	$13	$--	$42	$67
Gross unrealized losses
Total	$(5)	$(25)	$--	$(30)	$(55)	$(37)	$--	$(92)	$(122)
12-24 months (4)	$--	$--	$--	$--	$(13)	$--	$--	$(13)	$(13)
Over 24 months (5)	$(5)	$(25)	$--	$(30)	$(42)	$(37)	$--	$(79)	$(109)
Cumulative write-downs recognized (6)	$(7)	$(34)	$--	$(41)	$--	$--	$--	$--	$(41)
Principal payments received during the period (7)	$1	$--	$--	$1	$1	$--	$--	$1	$2

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade CMBS securities we own, as reported by the trust servicers, were $1 million as of September 30, 2010.

(2) Weighted average projected additional collateral losses to be incurred as of period end are based on our projections of future losses to be incurred by the trust, taking into consideration the actual cumulative collateral losses incurred to date, as a percentage of the remaining principal amount of the loans in the trust.  Our projections are developed internally and customized to our specific holdings and are informed by and benchmarked against credit opinions obtained from third parties, such as industry analysts, nationally recognized credit rating agencies and CMBS loss modeling advisory services. Projected additional collateral losses to be incurred are compared to average remaining credit enhancement for each security.  For securities where the projected additional collateral losses exceed remaining credit enhancement, a recovery value is calculated to determine whether impairment losses should be recorded in earnings.  The weighting calculation is based on the par value of each security.

(3) Weighted average remaining credit enhancement as of period end is based on structural subordination and reflects our projection of future principal losses that can occur as a percentage of the remaining principal amount of the loans in the trust before the class of the security we own will incur its first dollar of principal loss.  The weighting calculation is based on the par value of each security.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

(4) Includes total gross unrealized losses on securities in an unrealized loss position for a period of 12 to 24 consecutive months.

(5) Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of September 30, 2010, $21 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $90 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2009, there were no CMBS securities with gross unrealized losses greater than or equal to 20% for a period of more than 24 consecutive months.

(6) Includes cumulative write-downs recorded in accordance with GAAP.

(7) Reflects principal payments for the nine months ended September 30, 2010 or the year ended December 31, 2009, respectively.

The above tables include information about below investment grade CMBS with gross unrealized losses as of each period presented.  The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, purchases, principal payments and sales.

Our impairment evaluation for CMBS forecasts more severe assumptions than the trusts are actually experiencing.  We assume that all loans delinquent 60 days or more default and project default rates on otherwise performing loans. Projected loss severities are then applied against the resulting default rates, arriving at our projected additional collateral loss rates.  The projected additional collateral loss rates by vintage year of our CMBS portfolio range from a low of 2.0% for holdings with a vintage year of 2003 to a high of 10.6% for holdings with a vintage year of 2007.

As of September 30, 2010, our below investment grade CMBS securities with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 0.8%, and the projected additional collateral loss rate for these securities at September 30, 2010 was 5.6%.  As the average remaining credit enhancement for these securities of 8.4% exceeds the projected additional collateral losses of 5.6%, these securities have not been impaired.

As of September 30, 2010, our below investment grade CMBS securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 5.4%.  The projected additional collateral loss rate for these securities at September 30, 2010 was 22.9%.  As the average remaining credit enhancement for these securities of 16.6% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 48.5% and equaled these securities’ current average amortized cost as a percentage of par, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value is in line with amortized cost as impairment write-downs were recorded in the reporting period and based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

The following table shows actual trust-level key metrics specific to the trusts from which our below investment grade CMBS with gross unrealized losses were issued, as reported by the trust servicers.

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Trust-level statistics
Delinquency rates	8.3%	8.5%	8.6%	5.2%	4.9%
Actual cumulative collateral losses incurred to date	2.9%	1.6%	0.8%	0.3%	0.1%

We believe the unrealized losses on our CMBS securities, including those over 24 months, result from the current risk premium on these securities, which should reverse over the securities’ remaining lives.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of September 30, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary in nature.

Other-than-temporary impairment assessment for below investment grade cash flow CLO ABS

As of September 30, 2010, the fair value for our below investment grade cash flow CLO portfolio with gross unrealized losses totaled $189 million compared to $188 million as of December 31, 2009.  The gross unrealized losses for these securities totaled $79 million as of September 30, 2010, a decrease of 20.2%, compared to $99 million as of

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

December 31, 2009. Gross unrealized gains for these securities were $36 million as of September 30, 2010.  For below investment grade cash flow CLO with gross unrealized gains, we have recognized cumulative write-downs in earnings totaling $85 million.

As of September 30, 2010, our below investment grade cash flow CLO portfolio with gross unrealized losses and without other-than-temporary impairments recorded in earnings have a fair value of $186 million and gross unrealized losses of $79 million, all of which is aged over 24 months.  As of September 30, 2010, our below investment grade cash flow CLO portfolio with gross unrealized losses and with other-than-temporary impairments recorded in earnings have a fair value of $3 million, gross unrealized losses of less than $1 million, all of which is aged over 24 months, and cumulative write downs recorded in earnings of $1 million.

Cash flow CLO are collateralized primarily by below investment grade senior secured corporate loans and are structured with overcollateralization which serves as credit enhancement for the class of securities we own.  Overcollateralization ratios are based on the par value of the collateral in the underlying portfolio as a percentage of the notes issued as cash flow CLO securities.  The performance of these securities is impacted primarily by defaults and recoveries of the underlying collateral within the structures, which reduce overcollateralization ratios over time.  A violation of the senior overcollateralization test could result in an event of default of the structure which would give the controlling class, generally defined as the majority of the senior lenders, certain rights, including the ability to divert cash flows or liquidate the underlying portfolio to pay off the senior liabilities.

The credit loss evaluation for cash flow CLO is performed in two phases.  The first phase evaluates the overcollateralization that exists for the class of securities we own.  A critical part of this estimate involves projections of future losses formulated through our assessment of the corporate loan markets, and considers opinions from third parties, such as industry analysts and strategists, credit rating agencies, our own participation in these markets, as well as our overall economic outlook for indicators such as unemployment and GDP.  The expected performance of each security considers anticipated collateral losses and credit enhancement levels, as well as factors including default rates, anticipated recoveries, prepayment rates, changes in interest rates and other characteristics.  In addition, the performance of collateral underlying certain of our securities is actively monitored by external managers, allowing for enhanced collateral management actions which help mitigate the risk of loss.  If the overcollateralization that exists for our class exceeds 100%, our class has remaining credit enhancement sufficient to withstand the projected future losses, and we expect to collect all contractual principal and interest of the security we own.

For securities where there is insufficient remaining credit enhancement for the class of securities we own, a recovery value is calculated based on our best estimate of future cash flows specific to that security.  This estimate is based on the contractual principal payments and current interest payments of the securities we own, adjusted for actual cumulative collateral losses incurred to date and the projected future losses expected to be incurred.  If we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security, a credit loss is recorded to the extent amortized cost exceeds recovery value.

The overcollateralization ratios for our below investment grade cash flow CLO securities with gross unrealized losses have improved over the past several periods and averaged 116.0% at September 30, 2010, compared to 117.1% at original issuance.  At December 31, 2009, the average overcollateralization ratio for our below investment grade cash flow CLO securities was 113.6%.  As the average overcollateralization ratio of 116.0% at September 30, 2010 exceeds the minimum average overcollateralization ratio of 100%; this indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.  Our best estimate of future cash flows, supported by the applicable overcollateralization, indicates that the nature of the unrealized loss on these securities is temporary.  We believe the unrealized losses on our cash flow CLO securities, including those over 24 months result from the current risk premium on these securities, which should reverse over the securities’ remaining lives.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of September 30, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary in nature.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Problem, restructured, or potential problem securities

We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as “problem,” “restructured,” or “potential problem.”  Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan.  Fixed income and bank loan investments are categorized as restructured when the debtor is experiencing financial difficulty and we grant a concession.  Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest according to the original terms, which causes us to believe these investments may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments.

($ in millions)	September 30, 2010
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$99	$83	83.8%	$84	84.8%	0.1%
Problem	849	283	33.3	241	28.4	0.3
Potential problem	2,360	1,399	59.3	1,038	44.0	1.2
Total	$3,308	$1,765	53.4	$1,363	41.2	1.6%
Cumulative write- downs recognized (3)		$1,153

	December 31, 2009
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$107	$85	79.4%	$75	70.1%	0.1%
Problem	823	321	39.0	221	26.9	0.3
Potential problem	2,630	1,651	62.8	977	37.1	1.2
Total	$3,560	$2,057	57.8	$1,273	35.8	1.6%
Cumulative write-downs recognized (3)		$1,188

(1) The difference between par value and amortized cost of $1.54 billion at September 30, 2010 and $1.50 billion at December 31, 2009 is primarily attributable to write-downs.  Par value has been reduced by principal payments.

(2) Bank loans are reflected at amortized cost.

(3) Cumulative write-downs recognized only reflect impairment write-downs related to investments within the problem, potential problem and restructured categories.

At September 30, 2010, amortized cost for the problem category was $283 million and comprised $108 million of Subprime, $41 million of Alt-A, $9 million of CMBS, $5 million of CDO and $4 million of Consumer and other ABS.  Also included were $80 million of municipal bonds, $35 million of corporates (primarily privately placed) and $1 million of bank loans.  The amortized cost of problem investments with a fair value less than 80% of amortized cost totaled $108 million with unrealized losses of $46 million and fair value of $62 million.

At September 30, 2010, amortized cost for the potential problem category was $1.40 billion and comprised $593 million of Subprime, $366 million of Alt-A, $120 million of Prime, $83 million of CMBS, $75 million of CDO and $9 million of Consumer and other ABS.  Also included were $98 million of municipal bonds, $43 million of corporates (primarily privately placed) and $12 million of bank loans.  The amortized cost of potential problem investments with a fair value less than 80% of amortized cost totaled $852 million with unrealized losses of $410 million and fair value of $442 million.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Net investment income The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Fixed income securities	$926	$987	$2,840	$3,022
Equity securities	17	15	63	50
Mortgage loans	92	121	295	389
Limited partnership interests	6	4	19	11
Short-term	2	4	6	23
Other	5	(4)	12	(7)
Investment income, before expense	1,048	1,127	3,235	3,488
Investment expense	(43)	(43)	(131)	(120)
Net investment income	$1,005	$1,084	$3,104	$3,368

Net investment income decreased 7.3% or $79 million in the third quarter of 2010 and 7.8% or $264 million in the first nine months of 2010 compared to the same periods of 2009.  These declines were primarily due to lower yields, duration shortening actions taken to protect the portfolio from rising interest rates and lower average asset balances.  Net investment income was $1.08 billion in both the third and fourth quarter of 2009 and $1.05 billion in both the first and second quarter of 2010.

Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Impairment write-downs	$(137)	$(381)	$(599)	$(1,292)
Change in intent write-downs	(30)	(11)	(129)	(142)
Net other-than-temporary impairment losses recognized in earnings	(167)	(392)	(728)	(1,434)
Sales	319	201	552	882
Valuation of derivative instruments	(133)	(269)	(571)	201
Settlements of derivative instruments	(152)	(92)	(209)	(52)
EMA limited partnership income	(11)	33	13	(147)
Realized capital gains and losses, pre-tax	(144)	(519)	(943)	(550)
Income tax benefit (expense)	51	183	330	(56)
Realized capital gains and losses, after-tax	$(93)	$(336)	$(613)	$(606)

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Fixed income securities	$(110)	$(245)	$(462)	$(670)
Equity securities	(14)	(51)	(51)	(219)
Mortgage loans	(3)	(31)	(44)	(74)
Limited partnership interests	(10)	(53)	(42)	(296)
Other investments	--	(1)	--	(33)
Impairment write-downs	$(137)	$(381)	$(599)	$(1,292)

Impairment write-downs for the three months and nine months ended September 30, 2010 were primarily driven by RMBS, which experienced deterioration in expected cash flows; investments with commercial real estate exposure, including CMBS, limited partnership interests, and mortgage loans, which were impacted by declines in real estate valuations or experienced deterioration in expected cash flows; and privately placed corporate bonds impacted by issuer specific circumstances.  Impairment write-downs for the nine months ended September 30, 2010 also included municipal bonds.  Impairment write-downs on below investment grade RMBS and CMBS for the three months ended September 30, 2010 were $69 million and $26 million, respectively.  There were no impairment

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

write-downs related to below investment grade ABS for the three months ended September 30, 2010.  Impairment write-downs on below investment grade RMBS, CMBS and ABS for the nine months ended September 30, 2010 were $249 million, $79 million and $25 million, respectively.

$86 million or 78.9% and $290 million or 74.4% of the fixed income security write-downs for the three months and nine months ended September 30, 2010, respectively, related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  For these securities, as of September 30, 2010, there were either no defaults or defaults only impacted classes lower than our position in the capital structure.  $23 million and $98 million of the fixed income security write-downs for the three months and nine months ended September 30, 2010, respectively, related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.  $2 million for the nine months ended September 30, 2010 related to fixed income securities for which future cash flows are not anticipated.  $1 million and $72 million of the fixed income security write-downs for the three months and nine months ended September 30, 2010, respectively, related to securities that were subsequently disposed and synthetic collateralized debt obligations that were no longer considered impaired upon the bifurcation of their embedded credit derivatives required by the Company’s adoption of new accounting guidance.

Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends.

Limited partnership impairment write-downs related to Cost limited partnerships, which experienced declines in portfolio valuations and we could not assert the recovery period would be temporary.  To determine if an other-than-temporary impairment has occurred related to a Cost limited partnership, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.

Change in intent write-downs are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Fixed income securities	$(30)	$--	$(123)	$(102)
Equity securities	--	(10)	--	(28)
Mortgage loans	--	--	(6)	(6)
Other investments	--	(1)	--	(6)
Change in intent write-downs	$(30)	$(11)	$(129)	$(142)

The change in intent write-downs in the three months ended September 30, 2010 related primarily to below investment grade Subprime RMBS for which we have the intent to sell.  The change in intent write-downs in the nine months ended September 30, 2010 related primarily to below investment grade Subprime RMBS and municipal bonds.

Sales generated $319 million and $552 million of net realized gains for the three months and nine months ended September 30, 2010, respectively.  Net realized gains for the three months ended September 30, 2010 primarily related to $97 million of net gains on sales of equity securities and $279 million of net gains on sales of corporate, U.S. government and municipal fixed income securities, partially offset by $69 million of net losses on sales of CMBS and ABS securities.  Net realized gains for the nine months ended September 30, 2010 primarily related to $193 million of net gains on sales of equity securities and $480 million of net gains on sales of corporate, U.S. government, foreign government and municipal fixed income securities, partially offset by $114 million of net losses on sales of CMBS securities.

Valuation and settlement of derivative instruments recorded as net realized capital losses totaling $285 million for the three months ended September 30, 2010 included $133 million of losses on the valuation of derivative

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

instruments and $152 million of losses on the settlement of derivative instruments.  Valuation and settlement of derivative instruments recorded as net realized capital losses totaling $780 million for the nine months ended September 30, 2010 included $571 million of losses on the valuation of derivative instruments and $209 million of losses on the settlement of derivative instruments.

Net realized capital gains and losses from our risk management derivative programs are primarily driven by changes in risk-free interest rates, equity market valuations, volatility and credit spreads during a given period.  Net realized capital gains and losses from our income generation derivative programs are primarily driven by changes in the fair value of the reference entities or indices underlying the derivative instruments.

A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level.  A duration target and range is established with an economic view of liabilities relative to a long-term investment portfolio view.  Tactical duration management is accomplished through both cash market transactions, sales and new purchases, and derivative activities that generate realized gains and losses.  As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

At September 30, 2010, our securities with embedded derivatives totaled $1.26 billion, a decrease in fair value of $147 million from December 31, 2009, comprising realized capital losses on valuation of $72 million, net sales activity of $255 million, unrealized net capital gains reported in OCI of $132 million for the host securities and an increase of $48 million due to the adoption of new accounting guidance.  Unrealized net capital gains were further decreased by $27 million due to amortization of the host securities.  The change in fair value of embedded derivatives is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI.  Total fair value exceeded total amortized cost by $61 million at September 30, 2010.  Valuation gains and losses for securities with embedded derivatives are converted into cash upon our election to sell these securities.  In the event the economic value of the embedded options is not realized, we will recover the par value if held to maturity unless the issuer of the security defaults.  In the event there are defaults by the referenced credit entities of the embedded credit default swap, our loss is limited to the par value of the combined fixed income security, net of applicable recoveries.  Total par value exceeded fair value by $97 million at September 30, 2010.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy.

($ in millions)	Nine months ended September 30,
	2010			2009	2010 Explanations
	Valuation	Settlements	Total	Total
Risk management Property-Liability Portfolio duration management (1)	$(126)	$(72)	$(198)	$51

Interest rate swaps, municipal interest rate swaps and short interest rate futures are used to offset the effects of changing interest rates on a portion of the Property-Liability fixed income portfolio that is reported in unrealized net capital gains or losses in OCI. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. The 2010 losses, resulting from decreasing interest rates are offset in unrealized net capital gains and losses in OCI to the extent it relates to changes in risk-free rates.

Interest rate spike exposure (1)	(167)	(44)	(211)	(35)

Interest rate swaption contracts, with terms of less than one year, and exchange traded options on interest rate futures, with three to six month terms, provide an offset to declines in fixed income market values resulting from potential rising interest rates. As of September 30, 2010, the notional of our over-the-counter (“OTC”) swaption positions totaled $8.00 billion and the notional of our exchange traded options totaled $260 million. Exchange traded options on interest rate futures are utilized to supplement the protection provided by swaption contracts without increasing the counterparty risk associated with OTC contracts. The 2010 losses on swaptions and options on interest rate futures contracts relates to a decrease in interest rates and a decline in volatility. Volatility represents the measure of variation of average value over a specified time period. If interest rates do not increase above the strike rate, the maximum loss on swaptions and options on interest rate futures is limited to the amount of the premium paid. The program is routinely monitored and revised as capital market conditions change.

Hedging unrealized gains on equity securities (1)	(34)	(38)	(72)	(181)

Exchange traded put options and short equity index futures provide an offset to significant declines in our equity portfolio from equity market declines below a targeted level. Options can expire, terminate early or the option can be exercised. If the price level of the equity index does not fall below the put’s strike price, the maximum loss on purchased puts is limited to the amount of the premium paid. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. The 2010 losses on futures and options were primarily the result of an increase in the price levels of the equity indices and an increase in volatility and were partially offset by unrealized net capital gains and losses of our equity portfolio reflected in OCI to the extent it relates to changes in price levels of the equity indices.

Foreign currency contracts	(11)	(14)	(25)	(3)

Currency forwards are used to protect our foreign bond and equity portfolios from changes in currency rates. The 2010 losses on foreign currency contracts are primary driven by the weakening of the U.S. currency versus the foreign currency.

Credit risk reduction (1)	2	(4)	(2)	(37)	Valuation gain is the result of widening credit spreads on referenced credit entities.

Other	--	1	1	--

Allstate Financial Duration gap management	(171)	(55)	(226)	175

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

Anticipatory hedging	26	6	32	(16)

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

Hedging of interest rate exposure in annuity contracts	(18)	--	(18)	6

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to a decrease in interest rates.

Hedge ineffectiveness	3	--	3	1	The hedge ineffectiveness of $3 million includes $110 million in realized capital losses on swaps that were offset by $113 million in realized capital gains on the hedged risk.

Foreign currency contracts	(2)	6	4	1	Currency forwards are used to protect our foreign bond portfolio from changes in currency rates.

Credit risk reduction (1)	8	(10)	(2)	(41)	Valuation gain is the result of widening credit spreads on referenced credit entities.

Total Risk management	$(490)	$(224)	$(714)	$(79)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

($ in millions)	Nine months ended September 30,
	2010			2009	2010 Explanations
	Valuation	Settlements	Total	Total
Income generation
Asset replication – credit exposure
Property-Liability	$3	$7	$10	$12

The 2010 changes in valuation on the Property-Liability segment are due to the tightening of credit spreads on referenced credit entities. The gains are primarily on single name credit default swaps (“CDS”). The 2010 changes in valuation on the Allstate Financial segment are due to the widening credit

Allstate Financial	(12)	8	(4)	50
Total	(9)	15	6	62

spreads on referenced credit entities. The losses are primarily on first-to-default CDS and credit derivative index CDS. The changes in valuation would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs. For further discussion on CDS, see Note 6 of the condensed consolidated financial statements.

Asset replication – equity exposure
Property-Liability	--	--	--	49

Total Income generation	$(9)	$15	$6	$111

Accounting
Equity indexed notes – Allstate Financial	$(20)	$--	$(20)	$19

Equity-indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon sale or maturity. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $20 million at September 30, 2010. Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the September 30, 2010 and December 31, 2009 holdings, respectively.

($ in millions)	September 30, 2010	Change in fair value	Change due to net sale activity	December 31, 2009
Par value	$325	$--	$(150)	$475
Amortized cost of host contract	$240	$12	$(116)	$344
Fair value of equity- indexed call option	47	(20)	(22)	89
Total amortized cost	$287	$(8)	$(138)	$433
Total fair value	$305	$24	$(149)	$430
Unrealized gain/loss	$18	$32	$(11)	$(3)

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

Property-Liability	(45)	--	(45)	61
Allstate Financial	(29)	--	(29)	37
Total	(74)	--	(74)	98

value exceeded par value by $49 million at September 30, 2010.  Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the September 30, 2010 and December 31, 2009 holdings, respectively.

($ in millions)	September 30, 2010	Change in fair value	Change due to net sale activity	December 31, 2009
Par value	$852	$--	$(84)	$936
Amortized cost of host contract	$630	$15	$(49)	$664
Fair value of conversion option	204	(74)	(34)	312
Total amortized cost	$834	$(59)	$(83)	$976
Total fair value	$901	$29	$(106)	$978
Unrealized gain/loss	$67	$88	$(23)	$2

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

($ in millions)	Nine months ended September 30,
	2010			2009	2010 Explanations
	Valuation	Settlements	Total	Total
CDS in fixed income securities

Synthetic CDO’s are fixed income securities that contain embedded credit default swaps.  Effective July 1, 2010, when new accounting guidance requiring bifurcation of these derivatives was adopted, changes in valuation of the embedded credit default swap are reported in realized capital gains and losses.  The embedded credit default swap increases or decreases in value as referenced credit entities’ credit spreads tighten or widen, respectively.  Credit events, changes in interest rates, correlations of the referenced entities and assumed recovery rates are among some of the other factors affecting the value of the embedded credit default swap.  In the event a referenced credit entity experiences a credit event, our loss

Property-Liability	--	--	--	--
Allstate Financial	22	--	22	--
Total	22	--	22	--

is limited to the par value of the fixed income security.  Losses on credit events are net of recovery.  Par value exceeded fair value by $126 million at September 30, 2010.  Synthetic CDO’s are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the September 30, 2010 and July 1, 2010 holdings, respectively.

($ in millions)	September 30, 2010	Change in fair value	Change due to net sale activity	July 1, 2009
Par value	$181	$--	$--	$181
Amortized cost of host contract	$181	$--	$--	$181
Fair value of credit default swap	(102)	22	--	(124)
Total amortized cost	$79	$22	$--	$57
Total fair value	$55	$7	$--	$48
Unrealized gain/loss	$(24)	$(15)	$--	$(9)

Total Accounting	$(72)	$--	$(72)	$117
Total	$(571)	$(209)	$(780)(2)	$149
Total Property- Liability	$(378)	(164)	$(542)	$(83)
Total Allstate Financial	(193)	(45)	(238)	232
Total	$(571)	$(209)	$(780)	$149

(1)    A portion of the macro hedge program is contained within this line item.

(2)  Does not include $1 million of derivative gains related to the termination of fair value and cash flow hedges which are included in sales and reported with the hedged risk.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Included in the risk management section of the table above are net realized capital gains and losses on the valuation and settlement of derivative instruments related to our macro hedge program.  Additional information regarding our macro hedge program, including these realized capital gains and losses, is included in the following table.

($ in millions)	Fair value at December 31, 2009	Net cash paid (received) for premiums	Net cash paid (received) for settlement	Gain (loss) on valuation (1)	Gain (loss) on settlement (2)	Fair value at September 30, 2010
Premium based instruments
Interest rate hedges
Swaptions	$114	$91	$(13)	$(143)	$(43)	$6
Options on interest rate futures	12	16	(3)	(24)	(1)	--
Equity hedges
Equity index options	50	50	(26)	(34)	(29)	11
	176	157	(42)	(201)	(73)	17
Non-premium based instruments
Interest rate hedges
Futures	--	--	44	--	(44)	--
Interest rate swaps	(12)	--	(8)	21	--	1
Credit hedges
Purchased CDS	(40)	--	33	6	(5)	(6)
	(52)	--	69	27	(49)	(5)
Total	$124	$157	$27	$(174)	$(122)	$12

(1)  In general, for premium based instruments, valuation gains and losses represent changes in fair value on open contracts and contracts that expired by their contractual terms during the period.  If a premium based instrument terminates prior to expiration, the inception to date change in fair value is reversed out of valuation and reclassified to settlement gain or loss.  For non-premium based instruments, valuation gains and losses represent changes in fair value that occurred while the contract was open but do not include gains and losses on termination (represented by the change in fair value of a terminated contract since its last month-end valuation).

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

Our current macro hedge program consists of derivatives for which we pay a premium at inception and others that do not require an up front premium payment.  The premium payment component includes over-the-counter interest rate swaptions, exchange traded options on interest rate futures, and options on equity indices.  These programs are designed to protect against the “tail risk” associated with both interest rate spikes above, and equity market declines below, targeted thresholds, so that derivative valuation gains will be realized to partially offset corresponding declines in value for our fixed income and equity portfolios, respectively.

Premiums paid are reflected in realized capital losses as changes in valuation over the life of the derivative.  The maximum loss on our premium based instruments is limited to the remaining fair value as of September 30, 2010.  Scheduled expirations for our premium based instruments are $11 million in the fourth quarter of 2010, $2 million in the first quarter of 2011 and $4 million in the third quarter of 2011.

The derivatives in our current macro hedge program that do not require an up front premium payment are related to interest rate and credit risk hedging.  These positions currently include municipal interest rate swaps, Eurodollar futures, and purchased CDS.  Although interest rate swaps and purchased CDS typically do not require up front premiums, they do involve periodic payments throughout the life of the contract.  The fair value and resulting gains and losses from these instruments are dependent on the size of the notional amounts and direction of our positions relative to the performance of the underlying markets and credit-referenced entities.  As of September 30, 2010, our non-premium based interest rate hedges had aggregate outstanding notional amounts of $125 million, decreasing from $200 million at December 31, 2009.  As of September 30, 2010, our non-premium based credit hedges had aggregate outstanding notional amounts of $125 million, decreasing from $678 million at December 31, 2009.  At September 30, 2010, we had 21,000 Eurodollar futures contracts outstanding.  Futures contracts were not utilized in our macro hedge program in 2009.

The macro hedge program is routinely monitored and revised as capital market conditions change.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholders’ equity as of September 30, 2010 was $19.27 billion, an increase of 15.5% from $16.69 billion as of December 31, 2009.

•                  Deployable invested assets at the parent holding company level totaled $3.53 billion at September 30, 2010 compared to $3.07 billion at December 31, 2009.

•                  At September 30, 2010, we held 36.5% of our total consolidated cash and investment portfolio, or $37.49 billion, in cash and liquid investments that are saleable within one quarter without significant additional net realized capital losses.

•                  On January 5, 2010, April 1, 2010, July 1, 2010 and October 1, 2010, we paid a quarterly shareholder dividend of $0.20, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	September 30, 2010	December 31, 2009
Common stock, retained income and other shareholders’ equity items	$19,155	$18,798
Accumulated other comprehensive income (loss)	119	(2,106)
Total shareholders’ equity	19,274	16,692
Debt	5,909	5,910
Total capital resources	$25,183	$22,602

Ratio of debt to shareholders’ equity	30.7%	35.4%
Ratio of debt to capital resources	23.5%	26.1%

Shareholders’ equity increased in the first nine months of 2010, due primarily to unrealized net capital gains on investments and net income, partially offset by dividends paid to shareholders.

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

Liquidity sources and uses  We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  Liquidity is managed at both the entity and enterprise level across the Company, and is assessed on both base and stressed level liquidity needs.  We believe we have sufficient liquidity to meet these needs, with $37.49 billion of cash and liquid investments saleable within 90 days without generating

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

significant additional capital losses (36.5% of the total cash and investment portfolio).  We expect $11.08 billion of investment portfolio cash flows from maturities, calls, and interest receipts over the next 12 months.  Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.

Parent company capital capacity  At the parent holding company level, we have deployable invested assets totaling $3.53 billion as of September 30, 2010.  These assets include investments that are generally saleable within one quarter totaling $3.21 billion.  This provides funds for the parent company’s relatively low fixed charges.

The Corporation has access to additional borrowing to support liquidity as follows:

•               A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2010, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at September 30, 2010 was 19.6%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the third quarter and first nine months of 2010.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on May 8, 2009.  We can use our current shelf registration to issue an unspecified amount of debt securities, common stock (including 362 million shares of treasury stock as of September 30, 2010), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds as of September 30, 2010 were $48.94 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions at September 30, 2010.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$7,045	14.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	20,318	41.5
Market value adjustments (2)	8,068	16.5
Subject to discretionary withdrawal without adjustments (3)	13,505	27.6
Total contractholder funds (4)	$48,936	100.0%

(1)  Includes $9.71 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)  $6.71 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)  67% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)  Includes $1.31 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. effective September 1, 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities increased 5.2% and 13.0% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009.  The annualized surrender and partial withdrawal rate on deferred annuities, interest-sensitive life insurance and Allstate Bank products, based on the beginning of year contractholder funds, was 12.2% and 11.1% for the first nine months of 2010 and 2009, respectively. Allstate Financial strives to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of September 30, 2010, total institutional products outstanding were $2.64 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of September 30, 2010.

($ in millions)
2010	$--
2011	760
2012	40
2013	1,750
2016	85
$2,635

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

The following table summarizes consolidated cash flow activities by business segment for the nine months ended September 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2010	2009	2010	2009	2010	2009	2010	2009
Net cash provided by (used in):
Operating activities	$1,009	$1,547	$1,935	$1,824	$79	$144	$3,023	$3,515
Investing activities	(443)	(2,097)	2,527	4,244	(413)	314	1,671	2,461
Financing activities	(8)	(6)	(4,498)	(6,223)	(300)	565	(4,806)	(5,664)
Net (decrease) increase in consolidated cash							$(112)	$312

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Lower cash provided by operating activities in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to income tax payments in the first nine months of 2010 compared to income tax refunds in the first nine months of 2009.  Both periods were also impacted by claim payments as a result of catastrophes.

Lower cash used in investing activities in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to decreased funds available to invest from operating activities and in the prior year period the investment of funds totaling $750 million that were advanced to AIC from the Corporation under the Liquidity Agreement.

Cash flows were impacted by dividends paid by AIC to its parent, the Corporation, totaling $600 million in the first nine months of 2010.  AIC has the capacity to pay a total of $1.50 billion in dividends in 2010 without obtaining prior approval from the Illinois Department of Insurance.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Allstate Financial  Operating cash flows for Allstate Financial in the first nine months of 2010 were higher than the same period in 2009 as higher premiums and tax refunds received were partially offset by higher contract benefits paid and lower investment income.

Lower cash flows provided by investing activities in the first nine months of 2010 compared to the first nine months of 2009 were primarily related to lower net reductions in short-term investments to fund reductions in contractholder funds.

Lower cash flows used in financing activities in the first nine months of 2010 compared to the first nine months of 2009 were primarily due to decreased maturities and retirements of institutional products, partially offset by lower deposits on fixed annuities and higher surrenders and partial withdrawals on fixed annuities.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum numbe (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2010 - July 31, 2010	--	$--	--	$--
August 1, 2010 - August 31, 2010	469	$28.6059	--	--
September 1, 2010 - September 30, 2010	698	$28.7444	--	--
Total	1,167	$28.6887	--

(1) In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

July:                 none

August:            469

September:       698

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

The Allstate Corporation
(Registrant)

October 27, 2010	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.1	Resolutions regarding Non-Employee Director Compensation adopted by The Allstate Corporation Board of Directors on September 27, 2010.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated October 27, 2010, concerning unaudited interim financial information.

31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-1