Form 10-K
period 2010-12-31
ALLSTATE CORP
filed 2011-02-24
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Yes                                     No    X

        The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2010, was approximately $15.36 billion.

        As of February 1, 2011, the registrant had 529,770,022 shares of common stock outstanding.

Documents Incorporated By Reference

        Portions of the following documents are incorporated herein by reference as follows:

        Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be held on May 17, 2011 (the "Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

       The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate®" slogan, Allstate is reinventing protection and retirement to help individuals in approximately 16 million households protect what they have today and better prepare for tomorrow. Customers can access Allstate products and services such as auto insurance and homeowners insurance through more than 13,000 exclusive Allstate agencies and financial representatives in the United States and Canada. Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2009 statutory direct premiums earned. In addition, according to A.M. Best, it is the nation's 16th largest issuer of life insurance business on the basis of 2009 ordinary life insurance in force and 21st largest on the basis of 2009 statutory admitted assets.

    Allstate has four business segments:

• Allstate Protection	• Discontinued Lines and Coverages
• Allstate Financial	• Corporate and Other

       To achieve its goals in 2011, Allstate is focused on three priorities:

•
improve our operating results;
•
grow our businesses profitably; and
•
differentiate ourselves from the competition by reinventing our business.

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

ALLSTATE PROTECTION SEGMENT

Products and Distribution

       Our Allstate Protection segment accounted for 92% of Allstate's 2010 consolidated insurance premiums and contract charges. In this segment, we sell principally private passenger auto and homeowners insurance, primarily through agencies. These products are marketed under the Allstate and Encompass® brand names. The Allstate Protection segment also includes a separate organization called Emerging Businesses which comprises Business Insurance (commercial products for small business owners), Consumer Household (specialty products including motorcycle, boat, renters and condominium insurance policies), Allstate Dealer Services (insurance and non-insurance products sold primarily to auto dealers), Allstate Roadside Services (retail and wholesale roadside assistance products) and Ivantage (insurance agency). We also participate in the involuntary or shared private passenger auto insurance business in order to maintain our licenses to do business in many states. In some states, Allstate exclusive agencies offer non-proprietary property insurance products.

       Allstate brand auto and homeowners insurance products are sold primarily through Allstate exclusive agencies and, to a lesser extent, through independent agencies in areas not served by exclusive agencies. Encompass brand auto and homeowners insurance products are sold through independent agencies.

       In most states, consumers can also purchase certain Allstate brand personal insurance products, and obtain service, through our direct channel that includes call centers and the internet.

       Total Allstate Protection premiums written were $25.91 billion in 2010. Our broad-based network of approximately 11,500 Allstate exclusive agencies in approximately 10,850 locations in the U.S. produced approximately 87% of the Allstate Protection segment's written premiums in 2010. The direct channel accounted for 3% of this total. The rest was generated primarily by approximately 4,500 independent agencies. We are among the seven largest providers of personal property and casualty insurance products through independent agencies in the United States, based on statutory written premium information provided by A.M. Best for 2009.

Competition

       The markets for personal private passenger auto and homeowners insurance are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. by direct written premium for the year ended December 31, 2009 (the most recent date such competitive information is available) according to A.M. Best.

Private Passenger Auto Insurance		Homeowners Insurance

Insurer	Market Share	Insurer	Market Share
State Farm	18.1%	State Farm	20.8%
Allstate	10.7%	Allstate	9.8%
GEICO	8.4%	Farmers	7.1%
Progressive	7.6%	Liberty Mutual	5.1%
Farmers	6.5%	Travelers	4.6%
Nationwide	4.6%	Nationwide	4.5%
Liberty Mutual	4.4%	USAA	4.2%
USAA	4.1%

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

       Our primary focus in using pricing sophistication methods has been on acquiring and retaining new business. The aim has been to enhance Allstate's competitive position with respect to "target" market segments while maintaining or improving profitability. "Target customers" generally refers to consumers who want to purchase multiple products from one insurance provider including auto, homeowners and financial products, who have better retention and potentially present more favorable prospects for profitability over the course of their relationships with us. We provide and continue to enhance a range of discounts to attract more target customers. For example, we implemented an auto discount designed to attract and retain target customers. In many states, we also increased the discount our homeowners customers receive if they insure their automobiles with Allstate.

       Allstate Your Choice Auto® insurance allows qualified customers to choose from a variety of optional auto insurance packages at various prices. We believe that Allstate Your Choice Auto differentiates Allstate from its competitors and allows for increased growth and increased retention. Allstate Your Choice Home® allows qualified customers to choose from options such as a claim-free bonus and greater ability to tailor their own home insurance protection coverage. Allstate Blue® is our non-standard auto insurance product which offers features such as a loyalty bonus and roadside assistance coverage.

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

       The following table reflects, in percentages, the principal geographic distribution of premiums earned for the Allstate Protection segment for the year ended December 31, 2010, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the premiums earned for the segment.

New York	10.7%
California	9.9%
Texas	9.4%
Florida	8.3%
Pennsylvania	5.3%

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

       Information regarding the amount of premium earned for Allstate Protection segment products for the last three years is set forth in Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, in the table regarding premiums earned by brand. That table is incorporated in this Part I, Item 1 by reference.

ALLSTATE FINANCIAL SEGMENT

Products and Distribution

       Our Allstate Financial segment provides life insurance, retirement and investment products, and voluntary accident and health insurance products. Our principal products are interest-sensitive, traditional and variable life insurance; fixed annuities including deferred and immediate; and voluntary accident and health insurance. Our institutional products, which we offer on an opportunistic basis, consist primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. Banking products and services have been offered to customers through the Allstate Bank. The table on page 4 lists our major distribution channels for this segment, with the associated products and targeted customers.

       As the table indicates, we sell Allstate Financial products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies and exclusive financial specialists, independent agents, and specialized structured settlement brokers. Through March 31, 2010, we also sold products through banks and broker-dealers. Although we continue to service in force contracts sold through these distribution channels, we no longer solicit new sales through direct relationships with banks or broker-dealers. Certain of our master brokerage agencies and independent agents may continue to wholesale our products to banks and broker-dealers through their relationships. On February 8, 2011, we announced that we had reached an agreement to sell substantially all of the deposits of Allstate Bank to Discover Bank and our plans to enter into a multi-year distribution and marketing agreement whereby Discover Bank will provide banking products and services to Allstate customers in the future. Allstate Financial does not intend to originate banking products or services after the transaction closes, which is expected to be by mid-year 2011, pending regulatory approval.

       We sell products through independent agents affiliated with approximately 150 master brokerage agencies. Independent workplace enrolling agents and Allstate exclusive agencies also sell our voluntary accident and health insurance products primarily to employees of unaffiliated businesses. On an opportunistic basis, we sell funding agreements to unaffiliated trusts used to back medium-term notes.

Allstate Financial Distribution Channels, Products and Target Customers

Distribution Channel	Proprietary Products	Target Customers
Allstate exclusive agencies (Allstate Exclusive Agents and Allstate Exclusive Financial Specialists)	Term life insurance
Whole life insurance
Interest-sensitive life insurance
Variable life insurance
Deferred fixed annuities (including indexed and market value adjusted "MVA")
Immediate fixed annuities
Bank products
    (Certificates of deposit, money market accounts, savings
    accounts, checking accounts and Allstate Agency loans)
	Workplace life and voluntary accident and health insurance(4)	Middle market(1), emerging affluent(2) and mass affluent consumers(3) with retirement and family financial protection needs
Independent agents (through master brokerage agencies)	Term life insurance Whole life insurance Interest-sensitive life insurance Variable life insurance Deferred fixed annuities (including indexed and MVA) Immediate fixed annuities	Emerging affluent and mass affluent consumers with retirement and family financial protection needs
Independent agents (as workplace enrolling agents)	Workplace life and voluntary accident and health insurance(4)	Middle market consumers with family financial protection needs employed by small, medium, and large size firms
Structured settlement annuity brokers	Structured settlement annuities	Typically used to fund or annuitize large claims or litigation settlements
Broker-dealers (Funding agreements)	Funding agreements backing medium-term notes	Institutional and individual investors

(1)
Consumers with $35,000-$75,000 in household income

(2)
Consumers with $75,000-$150,000 in household income

(3)
Consumers with greater than $150,000 in household income

(4)
Interest-sensitive and term life insurance; disability income insurance; cancer, accident, critical illness and heart/stroke insurance; hospital indemnity; limited benefit medical insurance; and dental insurance

       Allstate exclusive agencies and exclusive financial specialists also sell the following non-proprietary products in addition to Allstate Financial products: mutual funds, fixed and variable annuities, disability insurance, and long-term care insurance.

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

       The market for life insurance, retirement, and investment products continues to be highly fragmented and competitive. As of December 31, 2010, there were approximately 470 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2009, the Allstate Financial segment is the nation's 16th largest issuer of life insurance and related business on the basis of 2009 ordinary life insurance in force and 21st largest on the basis of 2009 statutory admitted assets. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

Geographic Markets

       We sell life insurance, retirement and investment products, and voluntary accident and health insurance throughout the United States. Through subsidiaries, we are authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. We also sell funding agreements in the United States.

       The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Financial segment for the year ended December 31, 2010, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

California	11.6%
Florida	8.3%
Texas	7.7%
New York	5.4%
Nebraska	5.1%

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

       Information regarding premiums and contract charges for Allstate Financial segment products for the last three years is set forth in Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, in the table that summarizes premiums and contract charges by product. That table is incorporated in this Part I, Item 1 by reference.

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

Gross ($ in millions)	Year ended December 31,
	2010	2009	2008
Gross reserve for property-liability claims and claims expense, beginning of year	$19,167	$19,456	$18,865
Incurred claims and claims expense
Provision attributable to the current year	19,327	19,111	20,381
Change in provision attributable to prior years	(105)	50	303

Total claims and claims expense	19,222	19,161	20,684
Claim payments
Claims and claims expense attributable to current year	12,087	12,002	12,941
Claims and claims expense attributable to prior years	6,834	7,448	7,152

Total payments	18,921	19,450	20,093

Gross reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table	$19,468	$19,167	$19,456

Net	Year ended December 31,
	2010	2009	2008
Net reserve for property-liability claims and claims expense, beginning of year	$17,028	$17,182	$16,660
Incurred claims and claims expense
Provision attributable to the current year	19,110	18,858	19,894
Change in provision attributable to prior years	(159)	(112)	170

Total claims and claims expense	18,951	18,746	20,064
Claim payments
Claims and claims expense attributable to current year	12,012	11,905	12,658
Claims and claims expense attributable to prior years	6,571	6,995	6,884

Total payments	18,583	18,900	19,542

Net reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table(1)	$17,396	$17,028	$17,182

(1)
Reserves for claims and claims expense are net of reinsurance of $2.07 billion, $2.14 billion and $2.27 billion as of December 31, 2010, 2009 and 2008, respectively.

       The year-end 2010 gross reserves of $19.47 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $3.33 billion more than the net reserve balance of $16.14 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $2.07 billion that reduce reserves for statutory reporting but are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $0.96 billion. Remaining differences are due to variations in requirements between GAAP and statutory reporting.

       As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 2009 decreased in 2010 by $159 million, compared to reestimates of the gross reserves of a decrease of $105 million. Net reserve reestimates in 2010, 2009 and 2008 were more favorable than the gross reserve reestimates due to reinsurance cessions.

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

($ in millions)	Loss Reserve Reestimates December 31,
	2000 & prior	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Gross reserves for unpaid claims and claims Expense	$16,859	$16,500	$16,690	$17,714	$19,338	$22,117	$18,866	$18,865	$19,456	$19,167	$19,468
Reinsurance recoverable	1,634	1,667	1,672	1,734	2,577	3,186	2,256	2,205	2,274	2,139	2,072

Reserve for unpaid claims and claims expense	15,225	14,833	15,018	15,980	16,761	18,931	16,610	16,660	17,182	17,028	17,396
Paid (cumulative) as of:
One year later	6,748	6,874	6,275	6,073	6,665	7,952	6,684	6,884	6,995	6,571
Two years later	10,066	9,931	9,241	9,098	9,587	11,293	9,957	9,852	10,069
Three years later	11,889	11,730	11,165	10,936	11,455	13,431	11,837	11,761
Four years later	12,967	12,949	12,304	12,088	12,678	14,608	12,990
Five years later	13,768	13,648	13,032	12,866	13,374	15,325
Six years later	14,255	14,135	13,583	13,326	13,866
Seven years later	14,617	14,558	13,928	13,703
Eight years later	14,945	14,829	14,243
Nine years later	15,157	15,099
Ten years later	15,402
Reserve reestimated as of:
End of year	15,225	14,833	15,018	15,980	16,761	18,931	16,610	16,660	17,182	17,028	17,396
One year later	15,567	15,518	15,419	15,750	16,293	17,960	16,438	16,830	17,070	16,869
Two years later	15,900	16,175	15,757	15,677	16,033	17,876	16,633	17,174	17,035
Three years later	16,625	16,696	15,949	15,721	16,213	18,162	17,135	17,185
Four years later	17,249	16,937	16,051	15,915	16,337	18,805	17,238
Five years later	17,501	17,041	16,234	16,027	16,895	19,014
Six years later	17,633	17,207	16,351	16,496	17,149
Seven years later	17,804	17,321	16,778	16,763
Eight years later	17,885	17,701	17,062
Nine years later	18,205	17,991
Ten years later	18,495
Initial reserve in excess of (less than) reestimated reserve:
Amount of reestimate	(3,270)	(3,158)	(2,044)	(783)	(388)	(83)	(628)	(525)	147	159
Percent	(21.5)%	(21.3)%	(13.6)%	(4.9)%	(2.3)%	(0.4)%	(3.8)%	(3.2)%	0.9%	0.9%
Gross reestimated liability-latest	21,861	21,334	20,391	19,910	20,542	22,838	19,963	19,756	19,526	19,062
Reestimated recoverable-latest	3,366	3,343	3,329	3,147	3,393	3,824	2,725	2,571	2,491	2,193

Net reestimated liability-latest	18,495	17,991	17,062	16,763	17,149	19,014	17,238	17,185	17,035	16,869
Gross cumulative reestimate (increase) decrease	$(5,002)	$(4,834)	$(3,701)	$(2,196)	$(1,204)	$(721)	$(1,097)	$(891)	$(70)	$105

($ in millions)	Amount of reestimates for each segment December 31,
	2000 & prior	2001	2002	2003	2004	2005	2006	2007	2008	2009
Net Discontinued Lines and Coverages reestimate	$(1,882)	$(1,856)	$(1,625)	$(1,051)	$(416)	$(249)	$(117)	$(70)	$(52)	$(28)
Net Allstate Protection reestimate	(1,388)	(1,302)	(419)	268	28	166	(511)	(455)	199	187

Amount of reestimate (net)	$(3,270)	$(3,158)	$(2,044)	$(783)	$(388)	$(83)	$(628)	$(525)	$147	$159

       As shown in the above table, the subsequent cumulative increase in the net reserves established up to December 31, 2004, in general, reflect additions to reserves in the Discontinued Lines and Coverages Segment, primarily for asbestos and environmental liabilities, which offset the effects of favorable severity trends experienced by Allstate Protection, as discussed more fully below. The cumulative increases in reserves established as of December 31, 2006 and 2007 are due to the shift of reserves to older accident years attributable to a reallocation of reserves related to employee postretirement benefits to more accident years, and a reclassification of injury and 2008 non-injury reserves to older years which occurred in 2009 as discussed below.

       The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2010. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s). Favorable reserve reestimates are shown in this table in parentheses. Since December 31, 2003, the changes in total have generally been favorable other than 2008 which was adversely impacted due to litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina, as shown and discussed more fully below.

($ in millions)	Effect of net reserve reestimates on calendar year operations
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
BY ACCIDENT YEAR
2000 & prior	$342	$333	$725	$624	$252	$132	$171	$80	$320	$291	$3,270
2001		352	(68)	(103)	(11)	(28)	(5)	33	59	(1)	228
2002			(256)	(183)	(49)	(2)	18	3	47	(6)	(428)
2003				(568)	(265)	(58)	11	(4)	43	(17)	(858)
2004					(395)	(304)	(14)	12	90	(13)	(624)
2005						(711)	(264)	162	84	(45)	(774)
2006							(89)	(91)	(141)	(106)	(427)
2007								(25)	(158)	(92)	(275)
2008									(456)	(46)	(502)
2009										(124)	(124)

TOTAL	$342	$685	$401	$(230)	$(468)	$(971)	$(172)	$170	$(112)	$(159)	$(514)

       In 2010, favorable prior year reserve reestimates were primarily due to Allstate Protection catastrophe losses and auto severity development that were less than anticipated in previous estimates, partially offset by litigation settlements. The increased reserves in accident years 2000 & prior is due to the litigation settlements of $100 million, a reclassification of injury reserves to older years and reserve strengthening.

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

       For additional information regarding reserves, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Property-Liability Claims and Claims Expense Reserves."

REGULATION

       Allstate is subject to extensive regulation, primarily at the state level. The method, extent, and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use insurance products issued by our subsidiaries, not the holders of securities issued by The Allstate Corporation. These rules have a substantial effect on our business and relate to a wide variety of matters, including insurance company licensing and examination, agent and adjuster licensing, price setting, trade practices, policy forms, statutory accounting methods, corporate governance, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. Some of these matters are discussed in more detail below. For a discussion of statutory financial information, see Note 15 of the Consolidated Financial Statements. For a discussion of regulatory contingencies, see Note 13 of the Consolidated Financial Statements. Notes 13 and 15 are incorporated in this Part I, Item 1 by reference.

       In recent years, the state insurance regulatory framework has come under increased federal scrutiny. Legislation that would provide for increased federal regulation of insurance, including the federal chartering of insurance companies, has been proposed. Moreover, as part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. Hundreds of regulations must be promulgated and implemented pursuant to this new law, and we cannot predict what the final regulations will require but do not expect a material impact on Allstate's operations. The new law also creates the Federal Office of Insurance ("FIO") within the Treasury Department. The FIO will monitor the insurance industry, provide advice to the new Financial Stability Oversight Council, represent the U.S. on international insurance matters and study the current regulatory system and submit a report to Congress in 2012. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on Allstate. We are working for changes in the regulatory environment, including recognizing the need for and improving appropriate risk based pricing and promoting the creation of government sponsored, privately funded solutions for mega-catastrophes. While the actions that we take will be primarily focused on reducing the catastrophe exposure in our property business, we also consider their impact on our ability to market our auto lines.

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

       Banking.    The Allstate Corporation is a diversified unitary savings and loan holding company for Allstate Bank, a federal stock savings bank and a member of the Federal Deposit Insurance Corporation ("FDIC"). The principal supervisory authority for the diversified savings and loan holding company activities and the bank is the Office of Thrift Supervision ("OTS"). We are subject to OTS regulation, examination, supervision, and reporting requirements and its enforcement authority. Among other things, this permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, and stability of Allstate Bank. The bank is also subject to the authority of the FDIC and other federal financial regulators implementing various laws applicable to banking. The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") provides for the regulation and supervision of federal savings banks like Allstate Bank to be transferred to the Office of the Comptroller of the Currency ("OCC"), the agency that regulates national banks. The OCC will assume primary responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer will occur over a transition period of up to one year, subject to a possible six month extension. At the same time, the responsibility for supervising savings and loan holding companies will be transferred to the Federal Reserve Board, which is the agency that regulates bank holding companies. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or less in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, the applicable regulator rather than the Consumer Financial Protection Bureau.

       Privacy Regulation.    Federal law and the laws of many states require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information. Federal law and the laws of many states also regulate disclosures and disposal of customer information. Congress, state legislatures, and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.

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

OTHER INFORMATION ABOUT ALLSTATE

       As of December 31, 2010, Allstate had approximately 35,000 full-time employees and 700 part-time employees.

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

       "Allstate" is one of the most recognized brand names in the United States. We use the names "Allstate," "Encompass," and "Lincoln Benefit Life" extensively in our business, along with related service marks, logos, and slogans, such as "Good Hands." Our rights in the United States to these names, service marks, logos, and slogans continue so long as we continue to use them in commerce. These service marks and many others used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them through continued use.

Executive Officers

       The following table sets forth the names of our executive officers, their ages as of February 1, 2011, their positions, and the years of their first election as officers. "AIC" refers to Allstate Insurance Company.

Name	Age	Position/Offices	Year First Elected Officer
Thomas J. Wilson	53	Chairman of the Board, President, and Chief Executive Officer of The Allstate Corporation; Chairman of the Board, President, and Chief Executive Officer of AIC.	1995
Catherine S. Brune	57	Senior Vice President of AIC (Chief Information Officer).	1999
Don Civgin	49	Senior Vice President and Chief Financial Officer of The Allstate Corporation; Senior Vice President and Chief Financial Officer of AIC.	2008
James D. DeVries	47	Senior Vice President of AIC (Human Resources).	2008
Judith P. Greffin	50	Senior Vice President and Chief Investment Officer of AIC.	2002
Joseph P. Lacher, Jr.	41	President Allstate Protection – Senior Vice President of AIC.	2009
Mark R. LaNeve	51	Senior Vice President and Chief Marketing Officer of AIC.	2009
Michele C. Mayes	61	Senior Vice President and General Counsel of The Allstate Corporation; Senior Vice President and General Counsel of AIC (Chief Legal Officer).	2007
Samuel H. Pilch	64	Controller of The Allstate Corporation; Group Vice President and Controller of AIC.	1995
Michael J. Roche	59	Senior Vice President of AIC (Claims).	2003
Steven P. Sorenson	46	Senior Vice President of AIC (Allstate Protection Product Operations).	2000
Joan H. Walker	63	Senior Vice President of AIC (Corporate Relations).	2005
Matthew E. Winter	54	President and Chief Executive Officer Allstate Financial – Senior Vice President of AIC.	2009

       Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

       With the exception of Messrs. Civgin, DeVries, Lacher, LaNeve, and Winter, and Ms. Mayes, these officers have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years.

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

Risks Relating to the Property-Liability business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

       Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, volcanoes, wildfires, tornadoes, hurricanes, tropical storms and certain types of terrorism. We may incur catastrophe losses in our auto and property business in excess of: (1) those experienced in prior years, (2) those that we project would be incurred based on hurricane and earthquake losses which have a one percent probability of occurring on an annual aggregate countrywide basis, (3) those that external modeling firms estimate would be incurred based on other levels of probability, (4) the average expected level used in pricing or (5) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on operating results and financial condition. For example, our historical catastrophe experience includes losses relating to Hurricane Katrina in 2005 totaling $3.6 billion, the Northridge earthquake of 1994 totaling $2.1 billion and Hurricane Andrew in 1992 totaling $2.3 billion. We are also exposed to assessments from the California Earthquake Authority and various state-created catastrophe insurance facilities, and to losses that could surpass the capitalization of these facilities. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings.

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

Regulation limiting rate increases and requiring us to underwrite business and participate in loss sharing arrangements may adversely affect our operating results and financial condition

       From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, if Allstate Protection's loss ratio compares favorably to that of the industry, state regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or resist or delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory resistance to rate increases. Such resistance affects our ability, in all product lines, to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk in designated areas may be dependent upon the ability to adjust rates for its cost.

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

Changes in reserve estimates may adversely affect our operating results

       The reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs ("DAC") may be required which could have a material adverse effect on our operating results.

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

Reducing our concentration in fixed annuities and funding agreements may adversely affect reported results

       We have been pursuing strategies to reduce our concentration in fixed annuities and funding agreements. Lower new sales of these products, as well as our ongoing risk mitigation and return optimization programs, could negatively impact investment portfolio levels, complicate settlement of expiring contracts including forced sales of assets with unrealized capital losses, and affect goodwill impairment testing and insurance reserves deficiency testing.

A loss of key product distribution relationships could materially affect sales, results of operations or cash flows

       Certain products in the Allstate Financial segment are distributed under agreements with other members of the financial services industry that are not affiliated with us. Termination of one or more of these agreements due to, for example, a change in control of one of these distributors or market conditions that make it difficult to achieve our target return on certain products, resulting in relatively uncompetitive pricing, or a decision by us to discontinue selling products through a distribution channel, could have a detrimental effect on the sales, results of operations or cash flows if it were to result in an elevated level of surrenders of in-force contracts sold through terminated distribution relationships.

Changes in tax laws may decrease sales and profitability of products and adversely affect our financial condition

       Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance or annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on our profitability and financial condition or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

Risks Relating to Investments

We are subject to market risk and declines in credit quality which may adversely affect investment income, cause additional realized losses, and cause increased unrealized losses

       Although we continually reevaluate our risk mitigation and return optimization programs, we remain subject to the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices, commodity prices or foreign currency exchange rates. Adverse changes to these rates, spreads and prices may occur due to changes in the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness and/or risk tolerance.

       We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities above the risk-free rate (typically defined as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e. increase or decrease) in response to the market's perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Although we use derivative financial instruments to manage these risks, the effectiveness of such instruments is subject to the same risks.

       A decline in market interest rates or credit spreads could have an adverse effect on our investment income as we invest cash in new investments that may earn less than the portfolio's average yield. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates or credit spreads could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. A declining equity market could also cause the investments in our pension plans to decrease or decreasing interest rates could cause the funding target and the projected benefit obligation of our pension plans or the accumulated benefit obligation of our other postretirement benefit plans to increase, either or both resulting in a decrease in the funded status of the pension plans and a reduction of shareholders' equity, increases in pension and other postretirement benefit expense and increases in required contributions to the pension plans. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to equity and derivative strategies.

Deteriorating financial performance impacting securities collateralized by residential and commercial mortgage loans, collateralized corporate loans, and commercial mortgage loans may lead to write-downs and impact our results of operations and financial condition

       Changes in residential or commercial mortgage delinquencies, loss severities or recovery rates, declining residential or commercial real estate prices, corporate loan delinquencies or recovery rates, changes in credit or bond insurer strength ratings and the quality of service provided by service providers on securities in our portfolios could lead us to determine that write-downs are necessary in the future.

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

The determination of the amount of realized capital losses recorded for impairments of our investments is highly subjective and could materially impact our operating results and financial condition

       The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in other-than-temporary impairments in our results of operations. The assessment of whether other-than-temporary impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value. There can be no assurance that we have accurately assessed the level of or amounts recorded for other-than-temporary impairments taken in our financial statements. Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.

The determination of the fair value of our fixed income and equity securities is highly subjective and could materially impact our operating results and financial condition

       In determining fair values we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of assets may differ from the actual amount received upon sale of an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the assets' fair values. The difference between amortized cost or cost and fair value, net of deferred income taxes, certain life and annuity DAC, certain deferred sales inducement costs ("DSI"), and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholders' equity. Changing market conditions could materially affect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly. Determining fair value is highly subjective and could materially impact our operating results and financial condition.

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

Difficult conditions in the economy generally could adversely affect our business and operating results

       As with most businesses, we believe difficult conditions in the economy, such as significant negative macroeconomic trends, including relatively high and sustained unemployment, reduced consumer spending, lower home prices, substantial increases in delinquencies on consumer debt, including defaults on home mortgages, and the relatively low availability of credit could have an adverse effect on our business and operating results.

       General economic conditions could adversely affect us in the form of consumer behavior and pressure investment results. Consumer behavior changes could include decreased demand for our products. For example, as consumers purchase fewer automobiles, our sales of auto insurance may decline. Also, as consumers become more cost conscious, they may choose lower levels of auto and homeowners insurance. In addition, holders of some of our interest-sensitive life insurance and annuity products may engage in an elevated level of discretionary withdrawals of contractholder funds. Our investment results could be adversely affected as deteriorating financial and business conditions affect the issuers of the securities in our investment portfolio.

There can be no assurance that actions of the U.S. federal government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect

       In response to the financial crises affecting the banking system, the financial markets and the broader economy in recent years, the U.S. federal government, the Federal Reserve and other governmental and regulatory bodies have taken actions such as purchasing mortgage-backed and other securities from financial institutions, investing directly in banks, thrifts and bank and savings and loan holding companies and increasing federal spending to stimulate the economy. There can be no assurance as to the long term impact such actions will have on the financial markets or on economic conditions, including potential inflationary affects. Continued volatility and any further economic deterioration could materially and adversely affect our business, financial condition and results of operations.

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

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

       As insurance companies, broker-dealers, investment advisers, a federal stock savings bank and/or investment companies, many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the FINRA, the Office of Thrift Supervision, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities issued by The Allstate Corporation. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

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

Regulatory reforms, and the more stringent application of existing regulations, may make it more expensive for us to conduct our business

       The federal government has enacted comprehensive regulatory reforms for financial services entities. As part of a larger effort to strengthen the regulation of the financial services market, certain reforms are applicable to the insurance industry, including the establishment of a Federal Insurance Office within the Department of Treasury.

       We are a diversified unitary savings and loan holding company for Allstate Bank, a federal stock savings bank and a member of the FDIC. The principal supervisory authority for the diversified unitary savings and loan holding company activities and the bank is the OTS. We are subject to OTS regulation, examination, supervision and reporting requirements and its enforcement authority. Among other things, this permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness and stability of Allstate Bank. The reforms will abolish the OTS and transfer those responsibilities to the OCC and the Federal Reserve Board within an established time period.

       These regulatory reforms and any additional legislation or regulatory requirements imposed upon us in connection with the federal government's regulatory reform of the financial services industry or arising from reform related to the international regulatory capital framework for banking firms, and any more stringent enforcement of existing regulations by federal authorities, may make it more expensive for us to conduct our business.

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

A large scale pandemic, the continued threat of terrorism or ongoing military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and operating results

       A large scale pandemic, the continued threat of terrorism, within the United States and abroad, or ongoing military and other actions, and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large scale pandemic or the continued threat of terrorism. Additionally, in the Allstate Protection and Allstate Financial business segments, a large scale pandemic or terrorist act could have a material adverse effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.

A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

       Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The insurance financial strength ratings of Allstate Insurance Company and Allstate Life Insurance Company and The Allstate Corporation's senior debt ratings from A.M. Best, Standard & Poor's and Moody's are subject to continuous review, and the retention of current ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms

       In periods of extreme volatility and disruption in the capital and credit markets, liquidity and credit capacity may be severely restricted. In such circumstances, our ability to obtain capital to fund operating expenses, financing costs, capital expenditures or acquisitions may be limited, and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and in such case, we may not be able to successfully obtain additional financing on favorable terms.

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

The realization of deferred tax assets is subject to uncertainty

       The realization of our deferred tax assets, net of valuation allowance, is based on our assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.

The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations

       The Allstate Corporation is a holding company with no significant operations. The principal asset is the stock of its subsidiaries. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 15 of the consolidated financial statements. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect holding company liquidity, including our ability to pay dividends to shareholders, service our debt, or complete share repurchase programs in the timeframe expected.

The occurrence of events unanticipated in our disaster recovery systems and management continuity planning or a support failure from external providers during a disaster could impair our ability to conduct business effectively

       The occurrence of a disaster such as a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems. In the event that a significant number of our managers could be unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

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

Loss of key vendor relationships or failure of a vendor to protect personal information of our customers, claimants or employees could affect our operations

       We rely on services and products provided by many vendors in the United States and abroad. These include, for example, vendors of computer hardware and software and vendors of services such as claim adjustment services and human resource benefits management services. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect personal information of our customers, claimants or employees, we may suffer operational impairments and financial losses.

Item 1B.  Unresolved Staff Comments

       None.

Item 2.  Properties

       Our home office complex is located in Northbrook, Illinois. As of December 31, 2010, the Home Office complex consists of several buildings totaling 2.3 million square feet of office space on a 278-acre site.

       We also operate from approximately 1,400 administrative, data processing, claims handling and other support facilities in North America. In addition to our home office facilities, 2.3 million square feet are owned and 6.1 million square feet are leased. Outside North America, we lease three properties in Northern Ireland comprising 130,550 square feet. We also have one lease in London for 3,650 square feet. Generally, only major Allstate facilities are owned. In a majority of cases, new lease terms and renewals are for five years or less.

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

Item 4.  (Removed and Reserved)

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

       As of February 1, 2011, there were 108,052 record holders of The Allstate Corporation's common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2010 and 2009.

	High	Low	Close	Dividends Declared
2010
First quarter	32.48	28.13	32.31	.20
Second quarter	35.51	28.41	28.73	.20
Third quarter	32.36	26.86	31.55	.20
Fourth quarter	33.29	29.00	31.88	.20
2009
First quarter	33.50	13.77	19.15	.20
Second quarter	28.73	18.50	24.40	.20
Third quarter	31.74	22.82	30.62	.20
Fourth quarter	32.23	27.52	30.04	.20

       The payment of dividends by Allstate Insurance Company ("AIC") to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2010, AIC paid dividends of $1.30 billion. Based on the greater of 2010 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay without prior Illinois Department of Insurance approval at a given point in time in 2011 is $1.54 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
October 1, 2010 - October 31, 2010	1,069	$31.5700	—	$—
November 1, 2010 - November 30, 2010	1,991,801	$29.7716	1,991,801	$941 million
December 1, 2010 - December 31, 2010	3,246,304	$31.0674	3,246,304	$840 million
Total	5,239,174	$30.5749	5,238,105	—

(1)
In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

    October:        1,069
    November:    none
    December:    none

(2)
Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

    None

(3)
On November 9, 2010, we announced the approval of a new share repurchase program for $1.00 billion. This program is expected to be completed by March 31, 2012.

Item 6.  Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ in millions, except per share data and ratios)	2010	2009	2008	2007	2006
Consolidated Operating Results
Insurance premiums and contract charges	$28,125	$28,152	$28,862	$29,099	$29,333
Net investment income	4,102	4,444	5,622	6,435	6,177
Realized capital gains and losses	(827)	(583)	(5,090)	1,235	286
Total revenues	31,400	32,013	29,394	36,769	35,796
Net income (loss)	928	854	(1,679)	4,636	4,993
Net income (loss) per share:
Net income (loss) per share — basic	1.72	1.58	(3.06)	7.80	7.88
Net income (loss) per share — diluted	1.71	1.58	(3.06)	7.76	7.83
Cash dividends declared per share	0.80	0.80	1.64	1.52	1.40

Consolidated Financial Position
Investments	$100,483	$99,833	$95,998	$118,980	$119,757
Total assets	130,874	132,652	134,798	156,408	157,554
Reserves for claims and claims expense, life-contingent contract benefits and contractholder funds	81,145	84,659	90,750	94,052	93,683
Short-term debt	—	—	—	—	12
Long-term debt	5,908	5,910	5,659	5,640	4,650
Shareholders' equity	19,016	16,692	12,641	21,851	21,846
Shareholders' equity per diluted share	35.32	30.84	23.47	38.54	34.80
Equity	19,044	16,721	12,673	21,902	21,937

Property-Liability Operations
Premiums earned	$25,957	$26,194	$26,967	$27,233	$27,369
Net investment income	1,189	1,328	1,674	1,972	1,854
Net income	1,054	1,543	228	4,258	4,614
Operating ratios (1)
Claims and claims expense ("loss") ratio	73.0	71.6	74.4	64.9	58.5
Expense ratio	25.1	24.6	25.0	24.9	25.1
Combined ratio	98.1	96.2	99.4	89.8	83.6

Allstate Financial Operations
Premiums and contract charges	$2,168	$1,958	$1,895	$1,866	$1,964
Net investment income	2,853	3,064	3,811	4,297	4,173
Net income (loss)	58	(483)	(1,721)	465	464
Investments	61,582	62,216	61,449	74,256	75,951

(1)
We use operating ratios to measure the profitability of our Property-Liability results. We believe that they enhance an investor's understanding of our profitability. They are calculated as follows: Claims and claims expense ("loss") ratio is the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses. Expense ratio is the ratio of amortization of deferred policy acquisition costs, operating costs and expenses and restructuring and related charges to premiums earned. Combined ratio is the ratio of claims and claims expense, amortization of deferred policy acquisition costs, operating costs and expenses and restructuring and related charges to premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned, or underwriting margin.

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

       Allstate is focused on three priorities in 2011:

  •
  improve our operating results;
  •
  grow our businesses profitably; and
  •
  differentiate ourselves from the competition by reinventing our business.

       The most important factors we monitor to evaluate the financial condition and performance of our company include:

  •
  For Allstate Protection: premium written, the number of policies in force ("PIF"), retention, price changes, claim frequency (rate of claim occurrence per policy in force) and severity (average cost per claim), catastrophes, loss ratio, expenses, underwriting results, and sales of all products and services;
  •
  For Allstate Financial: benefit and investment spread, amortization of deferred policy acquisition costs ("DAC"), expenses, operating income, net income, invested assets, and premiums and contract charges;
  •
  For Investments: credit quality/experience, realized capital gains and losses, investment income, unrealized capital gains and losses, stability of long-term returns, total returns, cash flows, and asset and liability duration; and
  •
  For financial condition: liquidity, parent holding company level of deployable invested assets, financial strength ratings, operating leverage, debt leverage, book value per share, and return on equity.

2010 HIGHLIGHTS

•
Consolidated net income was $928 million in 2010 compared to $854 million in 2009. Net income per diluted share was $1.71 in 2010 compared to $1.58 in 2009.
•
Property-Liability net income was $1.05 billion in 2010 compared to $1.54 billion in 2009.
•
The Property-Liability combined ratio was 98.1 in 2010 compared to 96.2 in 2009.
•
Allstate Financial had net income of $58 million in 2010 compared to a net loss of $483 million in 2009.
•
Total revenues were $31.40 billion in 2010 compared to $32.01 billion in 2009.
•
Property-Liability premiums earned in 2010 totaled $25.96 billion, a decrease of 0.9% from $26.19 billion in 2009.
•
Net realized capital losses were $827 million in 2010 compared to $583 million in 2009.
•
Investments as of December 31, 2010 totaled $100.48 billion, an increase of 0.7% from $99.83 billion as of December 31, 2009. Net investment income in 2010 was $4.10 billion, a decrease of 7.7% from $4.44 billion in 2009.
•
Book value per diluted share (ratio of shareholders' equity to total shares outstanding and dilutive potential shares outstanding) was $35.32 as of December 31, 2010, an increase of 14.5% from $30.84 as of December 31, 2009.
•
For the twelve months ended December 31, 2010, return on the average of beginning and ending period shareholders' equity was 5.2%, a decrease of 0.6 points from 5.8% for the twelve months ended December 31, 2009.
•
As of December 31, 2010, we had $19.02 billion in capital. This total included $3.84 billion in deployable invested assets at the parent holding company level.

CONSOLIDATED NET INCOME (LOSS)

($ in millions)	For the years ended December 31,
	2010	2009	2008
Revenues
Property-liability insurance premiums	$25,957	$26,194	$26,967
Life and annuity premiums and contract charges	2,168	1,958	1,895
Net investment income	4,102	4,444	5,622
Realized capital gains and losses:
Total other-than-temporary impairment losses	(937)	(2,376)	(3,735)
Portion of loss recognized in other comprehensive income	(64)	457	—

Net other-than-temporary impairment losses recognized in earnings	(1,001)	(1,919)	(3,735)
Sales and other realized capital gains and losses	174	1,336	(1,355)

Total realized capital gains and losses	(827)	(583)	(5,090)

Total revenues	31,400	32,013	29,394
Costs and expenses
Property-liability insurance claims and claims expense	(18,951)	(18,746)	(20,064)
Life and annuity contract benefits	(1,815)	(1,617)	(1,612)
Interest credited to contractholder funds	(1,807)	(2,126)	(2,411)
Amortization of deferred policy acquisition costs	(4,034)	(4,754)	(4,679)
Operating costs and expenses	(3,281)	(3,007)	(3,273)
Restructuring and related charges	(30)	(130)	(23)
Interest expense	(367)	(392)	(351)

Total costs and expenses	(30,285)	(30,772)	(32,413)
Gain (loss) on disposition of operations	11	7	(6)
Income tax (expense) benefit	(198)	(394)	1,346

Net income (loss)	$928	$854	$(1,679)

Property-Liability	$1,054	$1,543	$228
Allstate Financial	58	(483)	(1,721)
Corporate and Other	(184)	(206)	(186)

Net income (loss)	$928	$854	$(1,679)

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
  •
  Deferred policy acquisition costs amortization
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

       We employ independent third-party valuation service providers, broker quotes and internal pricing methods to determine fair values. We obtain or calculate only one single quote or price for each financial instrument.

       Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements. For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date. For other security types, fair values are derived from the valuation service providers' proprietary valuation models. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates, and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience. In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

       For certain of our financial assets measured at fair value, where our valuation service providers cannot provide fair value determinations, we obtain a single non-binding price quote from a broker familiar with the security who, similar to our valuation service providers, may consider transactions or activity in similar securities among other information. The brokers providing price quotes are generally from the brokerage divisions of leading financial institutions with market making, underwriting and distribution expertise regarding the security subject to valuation.

       The fair value of certain financial assets, including privately placed corporate fixed income securities, auction rate securities ("ARS") backed by student loans, equity-indexed notes, and certain free-standing derivatives, for which our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry. Internally developed valuation models, which include inputs that may not be market observable and as such involve some degree of judgment, are considered appropriate for each class of security to which they are applied.

       Our internal pricing methods are primarily based on models using discounted cash flow methodologies that develop a single best estimate of fair value. Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including yield curves, quoted market prices of comparable securities, published credit spreads, and other applicable market data. Additional inputs that are used include internally-derived assumptions such as liquidity premium and credit ratings, as well as instrument-specific characteristics that include, but are not limited to, coupon rate, expected cash flows, sector of the issuer, and call provisions. Our internally assigned credit ratings are developed at a more detailed level than externally published ratings and allow for a more precise match of these ratings to other market observable valuation inputs, such as credit and sector spreads, when performing these valuations. Due to the existence of non-market observable inputs, such as liquidity premiums, judgment is required in developing these fair values. As a result, the fair value of these financial assets may differ from the amount actually received to sell an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets' fair values.

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

       There is one primary situation where a discounted cash flow model utilizes a significant input that is not market observable, and it relates to the determination of fair value for our ARS backed by student loans. The significant input utilized is the anticipated date liquidity will return to this market (that is, when auction failures will cease). Determination of this assumption allows for matching to market observable inputs when performing these valuations.

       The following table displays the sensitivity of reasonably likely changes in the anticipated date liquidity will return to the student loan ARS market as of December 31, 2010. The selection of these hypothetical scenarios represents an illustration of the estimated potential proportional effect of alternate assumptions and should not be construed as either a prediction of future events or an indication that it would be reasonably likely that all securities would be similarly affected.

($ in millions)
ARS backed by student loans at fair value	$1,230
Percentage change in fair value resulting from:
Decrease in the anticipated date liquidity will return to this market by six months	1.1%
Increase in the anticipated date liquidity will return to this market by six months	(1.1)%

       We believe our most significant exposure to changes in fair value is due to market risk. Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A.

       We employ specific control processes to determine the reasonableness of the fair value of our financial assets. Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, we assess the reasonableness of individual security values received from valuation service providers and those derived from internal models that exceed certain thresholds as compared to previous values received from those valuation service providers or derived from internal models. In addition, we may validate the reasonableness of fair value by comparing information obtained from our valuation service providers to other third party valuation sources for selected securities. We perform ongoing price validation procedures such as back-testing of actual sales, which corroborate the various inputs used in internal pricing models to market observable data. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.

       We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal pricing model. As of December 31, 2010 and 2009, we did not alter fair values provided by our valuation service providers or brokers or substitute them with an internal pricing model.

       The following table identifies fixed income and equity securities and short-term investments as of December 31, 2010 by source of fair value determination:

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$7,971	9.1%
Fair value based on external sources (1)	79,731	90.9

Total	$87,702	100.0%

(1)
Includes $4.20 billion that are valued using broker quotes.

       For more detailed information on our accounting policy for the fair value of financial assets and the financial assets by level in the fair value hierarchy, see Notes 2 and 5 of the consolidated financial statements.

       Impairment of fixed income and equity securities    For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of certain other items and deferred income taxes (as disclosed in Note 4), is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a write-down is recorded due to an other-than-temporary decline in fair value. We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

       For each fixed income security in an unrealized loss position, we assess whether management with the appropriate authority has made the decision to sell or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, the security's decline in fair value is considered other than temporary and is recorded in earnings.

       If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We use our best estimate of future cash flows expected to be collected from the fixed income security discounted at the security's original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in accumulated other comprehensive income. If we determine that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

       There are a number of assumptions and estimates inherent in evaluating impairments of equity securities and determining if they are other than temporary, including: 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the length of time and extent to which the fair value has been less than cost; 3) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; and 4) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity.

       Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other-than-temporarily impaired, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances that result in changes to management's intent to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholders' equity, since our securities are designated as available for sale and carried at fair value and as a result, any related unrealized loss, net of deferred income taxes and related DAC, deferred sales inducement costs ("DSI") and reserves for life-contingent contract benefits, would already be reflected as a component of accumulated other comprehensive income in shareholders' equity.

       The determination of the amount of other-than-temporary impairment is an inherently subjective process based on periodic evaluation of the factors described above. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in other-than-temporary impairments in results of operations as such evaluations are revised. The use of different methodologies and assumptions in the determination of the amount of other-than-temporary impairments may have a material effect on the amounts presented within the consolidated financial statements.

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

       DAC related to property-liability contracts is amortized into income as premiums are earned, typically over periods of six or twelve months. The amortization methodology for DAC related to Allstate Financial policies and contracts includes significant assumptions and estimates.

       DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of the business. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. We aggregate all traditional life insurance products and immediate annuities with life contingencies in the analysis. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2010 and 2009, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies. In 2008, for traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million pre-tax ($219 million after-tax) resulted primarily from a study indicating that the annuitants on certain life-contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield. The deficiency was recorded through a reduction in DAC.

       DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities. The cumulative DAC amortization is reestimated and adjusted by a cumulative charge or credit to results of operations when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.

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

       Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance. This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in force and realized capital gains and losses on investments supporting the product liability. The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss. If the AGP is greater than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally increase, resulting in a current period decrease to earnings. The opposite result generally occurs when the AGP is less than the EGP in the period, but the total EGP is unchanged. However, when DAC amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements. Negative amortization is only recorded when the increased DAC balance is determined to be recoverable based on facts and circumstances. Negative amortization was not recorded for certain fixed annuities during 2010, 2009 and 2008 periods in which significant capital losses were realized on their related investment portfolio. For products whose supporting investments are exposed to capital losses in excess of our expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC amortization may be modified to exclude the excess capital losses.

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

($ in millions)	2010	2009	2008
Investment margin	$15	$(399)	$(303)
Benefit margin	(45)	129	35
Expense margin	42	(7)	(59)

Net deceleration (acceleration)	$12	$(277)	$(327)

       In 2010, DAC amortization deceleration related to changes in the investment margin component of EGP primarily related to interest-sensitive life insurance and was due to higher than previously projected investment income and lower interest credited, partially offset by higher projected realized capital losses. The acceleration related to benefit margin was primarily due to lower projected renewal premium (which is also expected to reduce persistency) on interest-sensitive life insurance, partially offset by higher than previously projected revenues associated with variable life insurance due to appreciation in the underlying separate account valuations. The deceleration related to expense margin resulted from current and expected expense levels lower than previously projected. DAC amortization acceleration related to changes in the investment margin component of EGP in the first quarter of 2009 was primarily due to an increase in the level of expected realized capital losses in 2009 and 2010. The deceleration related to benefit margin was due to more favorable projected life insurance mortality. The acceleration related to expense margin resulted from current and expected expense levels higher than previously projected. DAC amortization acceleration related to changes in the investment margin component of EGP in 2008 was primarily due to the level of realized capital losses impacting actual gross profits in 2008 and the impact of realized capital losses on expected gross profits in 2009. The deceleration related to benefit margin was due to more favorable projected life insurance mortality. The acceleration related to expense margin resulted from current and expected expense levels higher than previously projected.

       The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2010.

($ in millions)	December 31, 2010 Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$70
Decrease in future investment margins of 25 basis points	$(78)
Decrease in future life mortality by 1%	$19
Increase in future life mortality by 1%	$(20)

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

       Reserves are the difference between the estimated ultimate cost of losses incurred and the amount of paid losses as of the reporting date. Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims. We update most of our reserve estimates quarterly and as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Changes in prior year reserve estimates (reserve reestimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, and the differences are recorded as property-liability insurance claims and claims expense in the Consolidated Statements of Operations in the period such changes are determined. Estimating the ultimate cost of claims and claims expenses is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables.

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

       Reserves are reestimated quarterly, by combining historical results with current actual results to calculate new development factors. This process incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results (claims reported or settled, losses paid, or changes to case reserves) occur differently than the implied assumptions contained in the previous development factor calculations. If claims reported, paid losses, or case reserve changes are greater or less than the levels estimated by previous development factors, reserve reestimates increase or decrease. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate and is recognized as an increase or decrease in property-liability insurance claims and claims expense in the Consolidated Statements of Operations. Total Property-liability reserve reestimates, after-tax, as a percent of net income in 2010, 2009 and 2008 were 11.1%, 8.5%, and (6.6)%, respectively. For Property-Liability, the 3-year average of reserve reestimates as a percentage of total reserves was a favorable 0.2%, for Allstate Protection, the 3-year average of reserve estimates was a favorable 0.4% and for Discontinued Lines and Coverages, the 3-year average of reserve reestimates was an unfavorable 1.2%, each of these results being consistent within a reasonable actuarial tolerance for our respective businesses. A more detailed discussion of reserve reestimates is presented in the Property-Liability Claims and Claims Expense Reserves section of this document.

       The following table shows net claims and claims expense reserves by operating segment and line of business as of December 31:

($ in millions)	2010	2009	2008
Allstate Protection
Auto	$11,034	$10,606	$10,220
Homeowners	2,442	2,399	2,824
Other lines	2,141	2,145	2,207

Total Allstate Protection	15,617	15,150	15,251
Discontinued Lines and Coverages
Asbestos	1,100	1,180	1,228
Environmental	201	198	195
Other discontinued lines	478	500	508

Total Discontinued Lines and Coverages	1,779	1,878	1,931

Total Property-Liability	$17,396	$17,028	$17,182

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

       Causes of reserve estimate uncertainty    Since reserves are estimates of unpaid portions of claims and claims expenses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, requires regular reevaluation and refinement of estimates to determine our ultimate loss estimate.

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

       To develop a statistical indication of potential reserve variability within reasonably likely possible outcomes, an actuarial technique (stochastic modeling) is applied to the countrywide consolidated data elements for paid losses and paid losses combined with case reserves separately for injury losses, auto physical damage losses, and homeowners losses excluding catastrophe losses. Based on the combined historical variability of the development factors calculated for these data elements, an estimate of the standard error or standard deviation around these reserve estimates is calculated within each accident year for the last eleven years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability. Based on our products and coverages, historical experience, the statistical credibility of our extensive data and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, excluding reserves for catastrophe losses, within a reasonable probability of other possible outcomes, may be approximately plus or minus 4%, or plus or minus $425 million in net income. A lower level of variability exists for auto injury losses, which comprise approximately 75% of reserves, due to their relatively stable development patterns over a longer duration of time required to settle claims. Other types of losses, such as auto physical damage, homeowners losses and other losses, which comprise about 25% of reserves, tend to have greater variability but are settled in a much shorter period of time. Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Property-Liability Claims and Claims Expense Reserves section of this document.

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

       How reserve estimates are established and updated    We conduct an annual review in the third quarter to evaluate and establish asbestos, environmental and other discontinued lines reserves. Changes to reserves are recorded in the reporting period in which they are determined. Using established industry and actuarial best practices and assuming no change in the regulatory or economic environment, this detailed and comprehensive methodology determines asbestos reserves based on assessments of the characteristics of exposure (i.e. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, and determines environmental reserves based on assessments of the characteristics of exposure (i.e. environmental damages, respective shares of liability of potentially responsible parties, appropriateness and cost of remediation) to pollution and related clean-up costs. The number and cost of these claims is affected by intense advertising by trial lawyers seeking asbestos plaintiffs, and entities with asbestos exposure seeking bankruptcy protection as a result of asbestos liabilities, initially causing a delay in the reporting of claims, often followed by an acceleration and an increase in claims and claims expenses as settlements occur.

       After evaluating our insureds' probable liabilities for asbestos and/or environmental claims, we evaluate our insureds' coverage programs for such claims. We consider our insureds' total available insurance coverage, including the coverage we issued. We also consider relevant judicial interpretations of policy language and applicable coverage defenses or determinations, if any.

       Evaluation of both the insureds' estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2010 and 2009, IBNR was 60.1% and 62.3%, respectively, of combined asbestos and environmental reserves.

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

($ in millions)	2010	2009	2008
Other mass torts	$188	$201	$177
Workers' compensation	116	122	130
Commercial and other	174	177	201

Other discontinued lines	$478	$500	$508

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

       Reserve for life-contingent contract benefits estimation    Due to the long term nature of traditional life insurance, life-contingent immediate annuities and voluntary health products, benefits are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under these insurance policies. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material adverse effect on our operating results and financial condition. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. In 2010 and 2009, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies. In 2008, for traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million pre-tax ($219 million after-tax) resulted primarily from a study indicating that the annuitants on certain life-contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield. The deficiency was recorded through a reduction in DAC. We will continue to monitor the experience of our traditional life insurance and immediate annuities. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC.

       For further detail on the reserve for life-contingent contract benefits, see Note 8 of the consolidated financial statements.

PROPERTY-LIABILITY 2010 HIGHLIGHTS

•
Premiums written, an operating measure that is defined and reconciled to premiums earned in the Property-Liability Operations section of the MD&A, decreased 0.2% to $25.91 billion in 2010 from $25.97 billion in 2009.
–
Allstate brand standard auto premiums written increased 0.5% to $15.84 billion in 2010 from $15.76 billion in 2009.
–
Allstate brand homeowners premiums written increased 2.1% to $5.75 billion in 2010 from $5.64 billion in 2009.
–
Encompass brand premiums written decreased 17.5% to $1.10 billion in 2010 from $1.33 billion in 2009.
•
Premium operating measures and statistics contributing to overall Allstate brand standard auto premiums written increase were the following:
–
1.5% decrease in PIF as of December 31, 2010 compared to December 31, 2009
–
2.1% increase in the six month policy term average gross premium before reinsurance to $443 in 2010 from $434 in 2009
–
0.2 point decrease in the six month renewal ratio to 88.7% in 2010 compared to 88.9% in 2009
–
0.2% decrease in new issued applications in 2010 compared to 2009
•
Premium operating measures and statistics contributing to overall Allstate brand homeowners premiums written increase were the following:
–
4.1% decrease in PIF as of December 31, 2010 compared to December 31, 2009
–
6.8% increase in the twelve month policy term average gross premium before reinsurance to $943 in 2010 from $883 in 2009
–
0.3 point increase in the twelve month renewal ratio to 88.4% in 2010 compared to 88.1% in 2009
–
3.6% decrease in new issued applications in 2010 compared to 2009
–
$27 million decrease in catastrophe reinsurance costs to $534 million in 2010 from $561 million in 2009

•
Factors comprising the Allstate brand standard auto loss ratio increase of 1.4 points to 70.7 in 2010 from 69.3 in 2009 were the following:
–
2.0% increase in standard auto claim frequency for property damage in 2010 compared to 2009
–
6.2% increase in standard auto claim frequency for bodily injury in 2010 compared to 2009
–
0.5% decrease in auto paid claim severities for property damage in 2010 compared to 2009
–
0.3% decrease in auto paid claim severities for bodily injury in 2010 compared to 2009
•
Factors comprising the Allstate brand homeowners loss ratio, which includes catastrophes, increase of 2.5 points to 82.1 in 2010 from 79.6 in 2009 were the following:
–
2.3 point increase in the effect of catastrophe losses to 31.3 points in 2010 compared to 29.0 points in 2009
–
1.1% decrease in homeowner claim frequency, excluding catastrophes, in 2010 compared to 2009
–
1.6% increase in paid claim severity, excluding catastrophes, in 2010 compared to 2009
•
Factors comprising the $138 million increase in catastrophe losses to $2.21 billion in 2010 compared to $2.07 billion in 2009 were the following:
–
90 events with losses of $2.37 billion in 2010 compared to 82 events with losses of $2.24 billion in 2009
–
$163 million favorable prior year reserve reestimates in 2010 compared to $169 million favorable reserve reestimates in 2009
•
Factors comprising prior year reserve reestimates of $159 million favorable in 2010 compared to $112 million favorable in 2009 included:
–
prior year reserve reestimates related to auto, homeowners and other personal lines in 2010 contributed $179 million favorable, $23 million favorable and $15 million unfavorable, respectively, compared to prior year reserve reestimates in 2009 of $57 million favorable, $168 million favorable and $89 million unfavorable, respectively
–
prior year reestimates in 2010 are attributable to favorable prior year catastrophe reestimates and severity development that was better than expected, partially offset by litigation settlements
•
Property-Liability underwriting income was $495 million in 2010 compared to $995 million in 2009. Underwriting income, a measure not based on GAAP, is defined below.
•
Property-Liability investments as of December 31, 2010 were $35.05 billion, an increase of 1.5% from $34.53 billion as of December 31, 2009. Net investment income was $1.19 billion in 2010, a decrease of 10.5% from $1.33 billion in 2009.
•
Net realized capital losses were $321 million in 2010 compared to $168 million in 2009.

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

       The table below includes GAAP operating ratios we use to measure our profitability. We believe that they enhance an investor's understanding of our profitability. They are calculated as follows:

•
Claims and claims expense ("loss") ratio – the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses.
•
Expense ratio – the ratio of amortization of DAC, operating costs and expenses, and restructuring and related charges to premiums earned.
•
Combined ratio – the ratio of claims and claims expense, amortization of DAC, operating costs and expenses, and restructuring and related charges to premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned, or underwriting margin.

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

($ in millions, except ratios)	2010	2009	2008
Premiums written	$25,907	$25,971	$26,584

Revenues
Premiums earned	$25,957	$26,194	$26,967
Net investment income	1,189	1,328	1,674
Realized capital gains and losses	(321)	(168)	(1,858)

Total revenues	26,825	27,354	26,783
Costs and expenses
Claims and claims expense	(18,951)	(18,746)	(20,064)
Amortization of DAC	(3,678)	(3,789)	(3,975)
Operating costs and expenses	(2,800)	(2,559)	(2,742)
Restructuring and related charges	(33)	(105)	(22)

Total costs and expenses	(25,462)	(25,199)	(26,803)
Gain on disposition of operations	5	—	—
Income tax (expense) benefit	(314)	(612)	248

Net income	$1,054	$1,543	$228

Underwriting income	$495	$995	$164
Net investment income	1,189	1,328	1,674
Income tax expense on operations	(426)	(558)	(401)
Realized capital gains and losses, after-tax	(207)	(222)	(1,209)
Gain on disposition of operations, after-tax	3	—	—

Net income	$1,054	$1,543	$228

Catastrophe losses (1)	$2,207	$2,069	$3,342

GAAP operating ratios
Claims and claims expense ratio	73.0	71.6	74.4
Expense ratio	25.1	24.6	25.0

Combined ratio	98.1	96.2	99.4

Effect of catastrophe losses on combined ratio (1)	8.5	7.9	12.4

Effect of prior year reserve reestimates on combined ratio (1)	(0.6)	(0.4)	0.7

Effect of restructuring and related charges on combined ratio	0.1	0.4	0.1

Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.1	0.1

(1)
Prior year reserve reestimates included in catastrophe losses totaled $163 million favorable in 2010, $169 million favorable in 2009 and $125 million unfavorable in 2008.

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

       Our operating priorities for the Protection segment include achieving profitable market share growth for our auto business as well as earning acceptable returns on our homeowners business. Key goals include:

  •
  Improving customer loyalty and retention
  •
  Deepening customer product relationships
  •
  Improving competitive position through pricing sophistication, claims efficiency and expense management

  •
  Investing in the effectiveness and reach of our multiple distribution channels
  •
  Maintaining a strong capital foundation through risk management and effective resource allocation

       Our customer-focused strategy for the Allstate brand aligns targeted marketing, product innovation, distribution effectiveness, and pricing toward acquiring and retaining an increased share of our target customers, which generally refers to consumers who want to purchase multiple products from one insurance provider including auto, homeowners and financial products, who have better retention and potentially present more favorable prospects for profitability over the course of their relationships with us.

       The Allstate brand utilizes marketing delivered to target customers to promote our strategic priorities, with messaging that continues to communicate affordability and ease of doing business with Allstate, as well as the importance of having proper coverage by highlighting our comprehensive product and coverage options.

       At Allstate we differentiate ourselves from competitors by offering a comprehensive range of innovative product options and features as well as product customization, including Allstate Your Choice Auto® with options such as accident forgiveness, safe driving deductible rewards and a safe driving bonus. We will continue to focus on developing and introducing products and services that benefit today's consumers and further differentiate Allstate and enhance the customer experience. We will deepen customer relationships through value-added customer interactions and expanding our presence in households with multiple products by providing financial protection for customer needs.

       Within our multiple distribution channels we are undergoing a focused effort to enhance our capabilities by implementing uniform processes and standards to elevate the level and consistency of our customer experience.

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

       Our pricing and underwriting strategies and decisions, made in conjunction within a program called Strategic Risk Management, are designed to enhance both our competitive position and our profit potential. Pricing sophistication, which underlies our Strategic Risk Management program, uses a number of risk evaluation factors including insurance scoring, to the extent permissible by regulations, based on information that is obtained from credit reports. Our updated auto risk evaluation pricing model was implemented for 9 states in 2010 and these implementations will continue in other states throughout 2011. Our pricing strategy involves marketplace pricing and underwriting decisions that are based on these risk evaluation models and an evaluation of competitors.

       We will also continue to provide a range of discounts to attract more target customers. For Allstate brand auto and homeowners business, we continue to improve our mix of customers towards those customers that have better retention and thus potentially present more favorable prospects for profitability over the course of their relationships with us. For homeowners, we will address rate adequacy and improve underwriting and claim effectiveness.

       Our strategy for the Encompass brand includes enhancing our premier package policy (providing customers with the ability to simplify their insurance needs by consolidating their coverage into one policy, with one bill, one premium and one renewal date) to appeal to customers with broad personal lines coverage needs and that value an independent agent. Additionally, Encompass is focused on increasing distribution effectiveness and improving agency technology interfaces to become the package carrier of choice for aligned agencies to generate stable, consistent earnings growth.

       The Allstate Protection segment also includes a separate organization called Emerging Businesses which comprises Business Insurance (commercial products for small business owners), Consumer Household (specialty products including motorcycle, boat, renters and condominium insurance policies), Allstate Dealer Services (insurance and non-insurance products sold primarily to auto dealers), Allstate Roadside Services (retail and wholesale roadside assistance products) and Ivantage (insurance agency). Premiums written by Emerging Businesses, through all channels including the direct channel, were $2.43 billion in 2010. We expect to accelerate profitable growth in Emerging Businesses during 2011.

       We continue to manage our property catastrophe exposure in order to provide our shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings, while providing protection to our customers. Our property business includes personal homeowners, commercial property and other property lines. As of December 31, 2010, we continue to be within our goal to have no more than a 1% likelihood of exceeding annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. The use of different assumptions and updates to industry models could materially change the projected loss.

       Property catastrophe exposure management includes purchasing reinsurance to provide coverage for known exposure to hurricanes, earthquakes, wildfires, fires following earthquakes and other catastrophes. We are also working for changes in the regulatory environment, including recognizing the need for and improving appropriate risk based pricing and promoting the creation of government sponsored, privately funded solutions for mega-catastrophes. While the actions that we take will be primarily focused on reducing the catastrophe exposure in our property business, we also consider their impact on our ability to market our auto lines.

       Pricing of property products is typically intended to establish returns that we deem acceptable over a long-term period. Losses, including losses from catastrophic events and weather-related losses (such as wind, hail, lightning and freeze losses not meeting our criteria to be declared a catastrophe) are accrued on an occurrence basis within the policy period. Therefore, in any reporting period, loss experience from catastrophic events and weather-related losses may contribute to negative or positive underwriting performance relative to the expectations we incorporated into the products' pricing. We pursue rate increases where indicated using a newly re-designed methodology that appropriately addresses the changing costs of losses from catastrophes such as severe weather and the net cost of reinsurance.

Allstate Protection outlook

  •
  Allstate Protection will emphasize attracting and retaining our target customers while maintaining pricing discipline.
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

       The following table shows the unearned premium balance as of December 31 and the timeframe in which we expect to recognize these premiums as earned.

($ in millions)			% earned after
	2010	2009	90 days	180 days	270 days	360 days
Allstate brand:
Standard auto	$4,103	$4,060	72.8%	97.7%	99.4%	100.0%
Non-standard auto	239	250	69.5%	95.4%	99.0%	100.0%
Homeowners	3,259	3,193	43.5%	75.6%	94.2%	100.0%
Other personal lines (1)	1,276	1,295	40.0%	69.7%	87.9%	94.8%

Total Allstate brand	8,877	8,798	57.3%	85.6%	95.9%	99.2%
Encompass brand:
Standard auto	327	399	44.0%	75.7%	94.2%	100.0%
Non-standard auto	1	4	75.9%	100.0%	100.0%	100.0%
Homeowners	206	233	44.0%	76.0%	94.3%	100.0%
Other personal lines (1)	47	52	43.8%	75.7%	94.3%	100.0%

Total Encompass brand	581	688	44.1%	75.8%	94.2%	100.0%

Allstate Protection unearned premiums	$9,458	$9,486	56.5%	85.0%	95.8%	99.3%

(1)
Other personal lines include commercial, condominium, renters, involuntary auto and other personal lines.

       A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	2010	2009	2008
Premiums written:
Allstate Protection	$25,906	$25,972	$26,584
Discontinued Lines and Coverages	1	(1)	—

Property-Liability premiums written	25,907	25,971	26,584
Decrease in unearned premiums	19	200	383
Other	31	23	—

Property-Liability premiums earned	$25,957	$26,194	$26,967

Premiums earned:
Allstate Protection	$25,955	$26,195	$26,967
Discontinued Lines and Coverages	2	(1)	—

Property-Liability	$25,957	$26,194	$26,967

       Premiums written by brand are shown in the following table.

($ in millions)	Allstate brand			Encompass brand			Allstate Protection
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Standard auto	$15,842	$15,763	$15,918	$644	$800	$1,025	$16,486	$16,563	$16,943
Non-standard auto	883	927	1,018	6	22	40	889	949	1,058
Homeowners	5,753	5,635	5,639	357	408	471	6,110	6,043	6,110
Other personal lines	2,331	2,317	2,358	90	100	115	2,421	2,417	2,473

Total	$24,809	$24,642	$24,933	$1,097	$1,330	$1,651	$25,906	$25,972	$26,584

       Allstate brand premiums written, excluding Allstate Canada, by the direct channel increased 19.8% to $745 million in 2010 from $622 million in 2009, reflecting an impact by profitability management actions taken in New York, Florida, California and North Carolina, following a 25.4% increase from $496 million in 2008. The direct channel includes call centers and the internet.

       Premiums earned by brand are shown in the following tables.

($ in millions)	Allstate brand			Encompass brand			Allstate Protection
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Standard auto	$15,814	$15,735	$15,957	$716	$907	$1,091	$16,530	$16,642	$17,048
Non-standard auto	896	939	1,055	9	27	45	905	966	1,100
Homeowners	5,693	5,633	5,758	385	444	503	6,078	6,077	6,261
Other personal lines	2,348	2,402	2,434	94	108	124	2,442	2,510	2,558

Total	$24,751	$24,709	$25,204	$1,204	$1,486	$1,763	$25,955	$26,195	$26,967

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
  •
  Net items added to existing policies:    Net increases in insured cars by policy endorsement activity.

       Standard auto premiums written totaled $16.49 billion in 2010, a decrease of 0.5% from $16.56 billion in 2009, following a 2.2% decrease in 2009 from $16.94 billion in 2008.

	Allstate brand			Encompass brand
Standard Auto	2010	2009	2008	2010	2009	2008
PIF (thousands)	17,484	17,744	17,924	689	859	1,090
Average premium-gross written (1)	$443	$434	$427	$979	$972	$961
Renewal ratio (%) (1)	88.7	88.9	88.9	69.2	69.6	73.9

(1)
Policy term is six months for Allstate brand and twelve months for Encompass brand.

       Allstate brand standard auto premiums written totaled $15.84 billion in 2010, an increase of 0.5% from $15.76 billion in 2009, following a 1.0% decrease in 2009 from $15.92 billion in 2008. Contributing to the Allstate brand standard auto premiums written increase were the following:

  –
  decrease in PIF as of December 31, 2010 compared to December 31, 2009, due to fewer policies available to renew and a 0.7% decrease in net items added to existing policies to 1,498 thousand from 1,509 thousand, reflecting industry economic trends for declines in the number of cars per household
  –
  0.2% decrease in new issued applications on a countrywide basis to 2,025 thousand in 2010 from 2,029 thousand in 2009 impacted by decreases in Florida and California, due in part to rate actions that were approved in 2009 in these markets and other actions to improve profitability. Excluding Florida and California, new issued applications on a countrywide basis increased 12.9% to 1,606 thousand in 2010 from 1,423 thousand in 2009. New issued application increased in 40 states, most of which offer an auto discount (the Preferred Package Discount) for our target customer.
  –
  increased average gross premium in 2010 compared to 2009, primarily due to rate changes, partially offset by customers electing to lower coverage levels of their policy
  –
  0.2 point decrease in the renewal ratio in 2010 compared to 2009, reflects profit management actions in California, New York and Georgia as well as the effects of the direct channel which has a lower renewal ratio. Excluding these items the renewal ratio had a 0.3 point increase.

       Allstate brand standard auto premiums written decreased in 2009 compared to 2008. Contributing to the Allstate brand standard auto premiums written decrease in 2009 compared to 2008 were the following:

  –
  decrease in PIF as of December 31, 2009 compared to December 31, 2008, due to fewer policies available to renew and a 10.1% decrease in net items added to existing policies to 1,509 thousand from 1,678 thousand, reflecting industry economic trends for declines in the number of cars per household
  –
  12.3% increase in new issued applications on a countrywide basis to 2,029 thousand in 2009 from 1,807 thousand in 2008
  –
  increase in average gross premium in 2009 compared to 2008, primarily due to rate changes, partially offset by customers electing to change coverage levels of their policy

       The level of Encompass premiums written continues to be impacted by comprehensive actions designed to improve Encompass brand profitability, which will continue through 2011. Some of the actions contributing to the Encompass brand standard auto premiums written decrease in 2010 compared to 2009 were the following:

        •
        Implemented rate increases where indicated
        •
        Strengthened underwriting guidelines
        •
        Revised renewal down payment requirements
        •
        Terminated relationships with certain independent agencies
        •
        Non-renewal of underperforming business segments
        •
        Discontinued writing the Special Value product (middle market auto product focused on segment auto) and Deerbrook (non-standard auto) in certain states
        •
        Non-renewal of property in Florida

       These actions have allowed Encompass to position itself with aligned agencies as the package policy carrier of choice for customers with broad personal lines coverage needs in order to drive stable, consistent earnings growth over time.

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

	# of States			Countrywide (%) (1)		State Specific (%) (2)(3)
	2010		2009	2010	2009	2010	2009
Allstate brand (4)	45	(5)	36	1.4	4.6	2.2	7.2
Encompass brand	24		36	1.4	7.3	2.7	9.3

(1)
Represents the impact in the states where rate changes were approved during 2010 and 2009, respectively, as a percentage of total countrywide prior year-end premiums written.
(2)
Represents the impact in the states where rate changes were approved during 2010 and 2009, respectively, as a percentage of its respective total prior year-end premiums written in those states.
(3)
Based on historical premiums written in those states, rate changes approved for standard auto totaled $218 million in 2010 compared to $784 million in 2009.
(4)
Includes Washington D.C.
(5)
Includes targeted rate decreases in certain markets to improve our competitive position for target customers.

       Non-standard auto premiums written totaled $889 million in 2010, a decrease of 6.3% from $949 million in 2009, following a 10.3% decrease in 2009 from $1.06 billion in 2008.

	Allstate brand			Encompass brand
Non-Standard Auto	2010	2009	2008	2010	2009	2008
PIF (thousands)	640	719	745	5	20	39
Average premium-gross written (6 months)	$624	$616	$624	$426	$476	$479
Renewal ratio (%) (6 months)	71.4	72.5	73.7	46.9	67.1	68.3

       Allstate brand non-standard auto premiums written totaled $883 million in 2010, a decrease of 4.7% from $927 million in 2009, following a 8.9% decrease in 2009 from $1.02 billion in 2008. Contributing to the Allstate brand non-standard auto premiums written decrease in 2010 compared to 2009 were the following:

  –
  decrease in PIF as of December 31, 2010 compared to December 31, 2009, due to a decline in the number of policies available to renew and fewer new issued applications
  –
  14.9% decrease in new issued applications to 309 thousand in 2010 from 363 thousand in 2009
  –
  increase in average gross premium in 2010 compared to 2009
  –
  1.1 point decrease in the renewal ratio in 2010 compared to 2009

       Allstate brand non-standard auto premiums written decreased in 2009 compared to 2008. Contributing to the Allstate brand non-standard auto premiums written decrease in 2009 compared to 2008 were the following:

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

	# of States			Countrywide (%) (1)		State Specific (%) (2)(3)
	2010		2009	2010	2009	2010	2009
Allstate brand	11	(4)	11	4.6	2.6	9.6	6.5
Encompass brand	—		1	—	0.9	—	31.7

(1)
Represents the impact in the states where rate changes were approved during 2010 and 2009, respectively, as a percentage of total countrywide prior year-end premiums written.
(2)
Represents the impact in the states where rate changes were approved during 2010 and 2009, respectively, as a percentage of its respective total prior year-end premiums written in those states.
(3)
Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $41 million in 2010 compared to $25 million in 2009.
(4)
Includes Washington D.C.

       Homeowners premiums written totaled $6.11 billion in 2010, an increase of 1.1% from $6.04 billion in 2009, following a 1.1% decrease in 2009 from $6.11 billion in 2008. Excluding the cost of catastrophe reinsurance, premiums written increased 0.6% in 2010 compared to 2009. For a more detailed discussion on reinsurance, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A and Note 9 of the consolidated financial statements.

	Allstate brand			Encompass brand
Homeowners	2010	2009	2008	2010	2009	2008
PIF (thousands)	6,690	6,973	7,255	314	371	446
Average premium-gross written (12 months)	$943	$883	$861	$1,298	$1,265	$1,206
Renewal ratio (%) (12 months)	88.4	88.1	87.0	78.1	78.9	80.6

       Allstate brand homeowners premiums written totaled $5.75 billion in 2010, an increase of 2.1% from $5.64 billion in 2009, following a 2009 comparable to 2008. Contributing to the Allstate brand homeowners premiums written increase in 2010 compared to 2009 were the following:

  –
  decrease in PIF of 4.1% as of December 31, 2010 compared to December 31, 2009, following a 3.9% decrease as of December 31, 2009 compared to December 31, 2008, due to fewer policies available to renew and fewer new issued applications
  –
  3.6% decrease in new issued applications to 536 thousand in 2010 from 556 thousand in 2009. Our Castle Key Indemnity Company subsidiary continues to have a favorable impact on new issued applications, due to a 2008 regulatory consent decree to sell 50,000 new homeowners policies in Florida by November 2011. Excluding Florida, new issued applications on a countrywide basis decreased 12.4% to 487 thousand in 2010 from 556 thousand in 2009.
  –
  increase in average gross premium in 2010 compared to 2009, primarily due to rate changes
  –
  0.3 point increase in the renewal ratio in 2010 compared to 2009
  –
  decrease in the net cost of our catastrophe reinsurance program in 2010 compared to 2009

       As of December 31, 2010, an increased Home and Auto discount is now available in 40 states. This has successfully shifted our mix of new business towards target customers.

       Actions taken to manage our catastrophe exposure in areas with known exposure to hurricanes, earthquakes, wildfires, fires following earthquakes and other catastrophes have had an impact on our new business writings and retention for homeowners insurance, and this impact will continue in 2011, although to a lesser degree. For a more detailed discussion on exposure management actions, see the Catastrophe Management section of the MD&A.

       Allstate brand homeowners premiums written in 2009 were comparable to 2008. Contributing to the Allstate brand homeowners premiums written in 2009 compared to 2008 were the following:

  –
  decrease in PIF as of December 31, 2009 compared to December 31, 2008, due to fewer policies available to renew and fewer new issued applications
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

	# of States		Countrywide (%) (1)		State Specific (%) (2)(3)
	2010	2009	2010	2009	2010	2009
Allstate brand (4)	32	40	7.0	8.4	10.0	10.7
Encompass brand (4)	23	36	0.7	4.4	1.4	5.9

(1)
Represents the impact in the states where rate changes were approved during 2010 and 2009, respectively, as a percentage of total countrywide prior year-end premiums written.
(2)
Represents the impact in the states where rate changes were approved during 2010 and 2009, respectively, as a percentage of its respective total prior year-end premiums written in those states.
(3)
Based on historical premiums written in those states, rate changes approved for homeowners totaled $424 million in 2010 compared to $534 million in 2009.
(4)
Includes Washington D.C.

       Underwriting results are shown in the following table.

($ in millions)	2010	2009	2008
Premiums written	$25,906	$25,972	$26,584

Premiums earned	$25,955	$26,195	$26,967
Claims and claims expense	(18,923)	(18,722)	(20,046)
Amortization of DAC	(3,678)	(3,789)	(3,975)
Other costs and expenses	(2,795)	(2,552)	(2,735)
Restructuring and related charges	(33)	(105)	(22)

Underwriting income	$526	$1,027	$189

Catastrophe losses	$2,207	$2,069	$3,342

Underwriting income (loss) by line of business
Standard auto (1)	$692	$987	$1,247
Non-standard auto	74	76	136
Homeowners	(335)	(125)	(1,175)
Other personal lines (1)	95	89	(19)

Underwriting income	$526	$1,027	$189

Underwriting income (loss) by brand
Allstate brand	$569	$1,022	$220
Encompass brand	(43)	5	(31)

Underwriting income	$526	$1,027	$189

(1)
During 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies' premiums and losses.

       Allstate Protection experienced underwriting income of $526 million in 2010 compared to $1.03 billion in 2009, primarily due to decreases in standard auto underwriting income and increases in homeowners underwriting losses, partially offset by increases in other personal lines underwriting income. Standard auto underwriting income decreased 29.9% to an underwriting income of $692 million in 2010 from an underwriting income of $987 million in 2009 primarily due to increases in auto claim frequency and expenses and a $25 million litigation settlement, partially offset by favorable reserve reestimates and decreases in catastrophe losses. Homeowners underwriting loss increased $210 million to an underwriting loss of $335 million in 2010 from an underwriting loss of $125 million in 2009 primarily due to a $75 million unfavorable prior year reserve reestimate related to a litigation settlement and increases in expenses and catastrophe losses, including prior year reestimates for catastrophes, partially offset by average earned premiums increasing faster than loss costs. Other personal lines underwriting income increased 6.7% to an underwriting income of $95 million in 2010 from an underwriting income of $89 million in 2009 primarily due to lower unfavorable reserve reestimates. For further discussion and quantification of the impact of reserve estimates and assumptions, see the Application of Critical Accounting Estimates and Property-Liability Claims and Claims Expense Reserves sections of the MD&A.

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

       Catastrophe losses in 2010 were $2.21 billion as detailed in the table below. This compares to catastrophe losses in 2009 of $2.07 billion.

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

       Catastrophe losses related to events that occurred by the size of the event are shown in the following table.

($ in millions)	2010
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
Greater than $250 million	1	1.1%	$355	16.1%	1.4	$355
$101 million to $250 million	4	4.4	610	27.6	2.3	153
$50 million to $100 million	8	8.9	511	23.2	2.0	64
Less than $50 million	77	85.6	894	40.5	3.4	12

Total	90	100.0%	2,370	107.4	9.1	26

Prior year reserve reestimates			(163)	(7.4)	(0.6)

Total catastrophe losses			$2,207	100.0%	8.5

       Catastrophe losses incurred by the type of event are shown in the following table.

($ in millions)	2010		2009		2008
		Number of events		Number of events		Number of events
Hurricanes/Tropical storms	$15	1	$48	1	$1,381	5
Tornadoes	174	7	384	4	628	19
Wind/Hail	1,908	74	1,561	67	960	81
Wildfires	15	1	83	5	169	9
Other events	258	7	162	5	79	9

Prior year reserve reestimates	(163)		(169)		125

Total catastrophe losses	$2,207	90	$2,069	82	$3,342	123

       Combined ratio    Loss ratios are a measure of profitability. Loss ratios by product, and expense and combined ratios by brand, are shown in the following table. These ratios are defined in the Property-Liability Operations section of the MD&A.

	Loss ratio (2)			Effect of catastrophe losses on the loss ratio			Effect of pre-tax reserve reestimates on the combined ratio
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Allstate brand loss ratio:
Standard auto	70.7	69.3	68.1	1.0	1.2	1.5	(0.9)	(0.3)	0.1
Non-standard auto	67.2	67.1	62.3	0.3	0.7	0.9	(3.6)	(1.6)	(0.1)
Homeowners	82.1	79.6	96.3	31.3	29.0	46.5	(0.3)	(2.6)	2.1
Other personal lines	66.4	67.3	69.3	7.2	7.0	10.6	0.7	3.5	0.6
Total Allstate brand loss ratio	72.8	71.4	74.4	8.5	8.1	12.6	(0.7)	(0.5)	0.6
Allstate brand expense ratio	24.9	24.5	24.7

Allstate brand combined ratio	97.7	95.9	99.1

Encompass brand loss ratio:
Standard auto (1)	75.4	75.4	66.3	0.8	0.3	0.9	—	0.7	(4.2)
Non-standard auto	100.0	74.1	88.9	—	—	—	—	(11.1)	—
Homeowners	74.3	66.0	76.4	23.1	14.6	27.8	(1.3)	(4.3)	0.4
Other personal lines (1)	73.4	75.9	112.9	4.3	1.9	8.9	(1.1)	5.6	33.1
Total Encompass brand loss ratio	75.1	72.6	73.0	8.2	4.7	9.1	(0.5)	(0.7)	(0.2)
Encompass brand expense ratio	28.5	27.1	28.8

Encompass brand combined ratio	103.6	99.7	101.8

Allstate Protection loss ratio	72.9	71.5	74.3	8.5	7.9	12.4	(0.7)	(0.5)	0.6
Allstate Protection expense ratio	25.1	24.6	25.0

Allstate Protection combined ratio	98.0	96.1	99.3

(1)
During 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies' premiums and losses.
(2)
Ratios are calculated using the premiums earned for the respective line of business.

       Standard auto loss ratio for the Allstate brand increased 1.4 points in 2010 compared to 2009 due to higher claim frequency and a $25 million litigation settlement, partially offset by favorable reserve reestimates and lower catastrophe losses. The increase is primarily driven by increases in Florida and New York, which have higher loss ratios than the countrywide average. In 2010, claim frequencies in the bodily injury and physical damage coverages have increased compared to 2009, but remain within historical norms. Bodily injury and physical damage coverages severity results increased in line with historical Consumer Price Index ("CPI") trends. Standard auto loss ratio for the Allstate brand increased 1.2 points in 2009 compared to 2008 due to higher claim frequencies. In 2009, claim frequencies in the physical damage and bodily injury coverages have returned to historical norms following exceptionally low levels in 2008. Bodily injury severity results in 2009 increased in line with historical CPI trends. Claims severity decreased in 2009 for the physical damage coverages, partially offsetting the increased frequencies.

       Non-standard auto loss ratio for the Allstate brand increased 0.1 point in 2010 compared to 2009 due to higher claim frequencies, partially offset by higher favorable reserve reestimates and lower catastrophe losses. Bodily injury and physical damage coverages severity results increased in line with historical CPI trends. Non-standard auto loss ratio for the Allstate brand increased 4.8 points in 2009 compared to 2008 due to higher claim frequencies. Claim frequencies increased for both physical damage and casualty coverages in 2009 compared to 2008. Bodily injury severity results in 2009 increased in line with historical CPI trends. Claims severity decreased in 2009 for the physical damage coverages, partially offsetting the increased frequencies.

       Homeowners loss ratio for the Allstate brand increased 2.5 points to 82.1 in 2010 from 79.6 in 2009 due to a $75 million unfavorable prior year reserve reestimate related to a litigation settlement and higher catastrophe losses including prior year reserve reestimates for catastrophes, partially offset by average earned premiums increasing faster than loss costs. Homeowners loss ratio for the Allstate brand decreased 16.7 points to 79.6 in 2009 from 96.3 in 2008 due to lower catastrophe losses, partially offset by higher frequencies excluding catastrophes and severities. Frequencies excluding catastrophes increased in 2009 compared to 2008, in part, due to inclement weather in 2009, including an increase in freeze related claims, driven by winter weather in the first quarter of 2009. Theft claims also drove part of the increase in frequencies in 2009 compared to 2008. In 2009, homeowner claims severity, excluding catastrophes, increased compared to 2008.

       Expense ratio for Allstate Protection increased 0.5 points in 2010 compared to 2009. Restructuring costs decreased 0.3 points in 2010 compared to 2009, driven by prior year costs associated with claim office consolidations, reorganization of Business Insurance and technology prioritization and efficiency efforts. Excluding restructuring, the expense ratio for Allstate Protection increased 0.8 points in 2010 compared to 2009, driven by additional marketing expenses and increases in net costs of employee benefits, partially offset by reduced guaranty fund accrual levels and improved operational efficiencies. The expense ratio for Allstate Protection decreased 0.4 points in 2009 compared to 2008 primarily due to the impact of lower earned premium offset by improved operational efficiencies and more focused spending, particularly on technology, and decreases in the net cost of benefits due to favorable investment results.

       The impact of specific costs and expenses on the expense ratio are included in the following table.

	Allstate brand			Encompass brand			Allstate Protection
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Amortization of DAC	14.0	14.2	14.4	18.3	18.5	19.9	14.2	14.5	14.7
Other costs and expenses	10.8	9.9	10.2	9.7	8.3	8.9	10.8	9.7	10.2
Restructuring and related charges	0.1	0.4	0.1	0.5	0.3	—	0.1	0.4	0.1

Total expense ratio	24.9	24.5	24.7	28.5	27.1	28.8	25.1	24.6	25.0

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

       DAC    We establish a DAC asset for costs that vary with and are primarily related to acquiring business, principally agents' remuneration, premium taxes, certain underwriting costs and direct mail solicitation expenses. For the Allstate Protection business, DAC is amortized to income over the period in which premiums are earned. The balance of DAC for each product type as of December 31 is included in the following table.

($ in millions)	Allstate brand		Encompass brand		Allstate Protection
	2010	2009	2010	2009	2010	2009
Standard auto	$541	$542	$55	$68	$596	$610
Non-standard auto	25	35	—	—	25	35
Homeowners	437	426	36	42	473	468
Other personal lines	276	290	7	7	283	297

Total DAC	$1,279	$1,293	$98	$117	$1,377	$1,410

Catastrophe management

       Historical catastrophe experience    Since the beginning of 1992, the average annual impact of catastrophes on our Property-Liability loss ratio was 7.5 points. However, this average does not reflect the impact of some of the more significant actions we have taken to limit our catastrophe exposure. Consequently, it is useful to consider the impact of catastrophes after excluding losses that are now partially or substantially covered by the California Earthquake Authority ("CEA"), the Florida Hurricane Catastrophe Fund ("FHCF") or placed with a third party, such as hurricane coverage in Hawaii. The average annual impact of all catastrophes, excluding losses from Hurricanes Andrew and Iniki and losses from California earthquakes, on our Property-Liability loss ratio was 6.5 points since the beginning of 1992.

       Comparatively, the average annual impact of catastrophes on the homeowners loss ratio for the years 1992 through 2010 is shown in the following table.

	Average annual impact of catastrophes on the homeowners loss ratio	Average annual impact of catastrophes on the homeowners loss ratio excluding losses from hurricanes Andrew and Iniki, and losses from California earthquakes
Florida	97.9	47.5
Other hurricane exposure states	28.2	28.0
Total hurricane exposure states	33.8	29.6
All other	23.9	19.2
Total	29.2	24.8

       Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes. Limitations include our participation in various state facilities, such as the CEA, which provides insurance for California earthquake losses; the FHCF, which provides reimbursements to participating insurers for certain qualifying Florida hurricane losses; and other state facilities, such as wind pools. However, the impact of these actions may be diminished by the growth in insured values, and the effect of state insurance laws and regulations. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation in these and other state facilities such as wind pools, we may be exposed to losses that surpass the capitalization of these facilities and to assessments from these facilities.

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
  •
  Encompass Floridian Insurance Company and Encompass Floridian Indemnity Company ceased providing property insurance in the State of Florida.
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

       We have addressed our risk of hurricane loss by, among other actions, purchasing reinsurance for specific states and on a countrywide basis for our personal lines property insurance in areas most exposed to hurricanes; limiting personal homeowners new business writings in coastal areas in southern and eastern states; and not offering continuing coverage on certain policies in coastal counties in certain states. We continue to seek appropriate returns for the risks we write. This may require further actions, similar to those already taken, in geographies where we are not getting appropriate returns. However, we may maintain or opportunistically increase our presence in areas where we achieve adequate returns and do not materially increase our hurricane risk.

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

       We expect to retain approximately 30,000 PIF with earthquake coverage due to regulatory and other reasons. We also will continue to have exposure to earthquake risk on certain policies that do not specifically exclude coverage for earthquake losses, including our auto policies, and to fires following earthquakes. Allstate policyholders in the state of California are offered coverage through the CEA, a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage. Allstate is subject to assessments from the CEA under certain circumstances as explained in Note 13 of the consolidated financial statements.

Fires Following Earthquakes

       Actions taken related to our risk of loss from fires following earthquakes include changing homeowners underwriting requirements in California and purchasing reinsurance for Kentucky and purchasing nationwide occurrence reinsurance excluding Florida and New Jersey.

Wildfires

       Actions we are taking to reduce our risk of loss from wildfires include changing homeowners underwriting requirements in certain states and purchasing nationwide occurrence reinsurance. Catastrophe losses related to the Southern California wildfires occurred during 2009 and 2008 and totaled $76 million and $166 million, respectively.

Reinsurance

       A description of our current catastrophe reinsurance program appears in Note 9 of the consolidated financial statements and a description of program changes as of June 1, 2011 appears in the Property-Liability Claims and Claims Expense Reserves section of the MD&A.

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

       Summarized underwriting results for the years ended December 31 are presented in the following table.

($ in millions)	2010	2009	2008
Premiums written	$1	$(1)	$—

Premiums earned	$2	$(1)	$—
Claims and claims expense	(28)	(24)	(18)
Operating costs and expenses	(5)	(7)	(7)

Underwriting loss	$(31)	$(32)	$(25)

       Underwriting losses of $31 million in 2010 related to an $18 million unfavorable reestimate of environmental reserves and a $5 million unfavorable reestimate of asbestos reserves, partially offset by a $4 million favorable reestimate of other reserves, primarily as a result of our annual review using established industry and actuarial best practices. The cost of administering claims settlements totaled $13 million for each of the years ended December 31, 2010, 2009 and 2008.

       Underwriting losses of $32 million in 2009 were primarily related to a $13 million unfavorable reestimate of environmental reserves and a $28 million unfavorable reestimate of other reserves, partially offset by an $8 million favorable reestimate of asbestos reserves, primarily as a result of our annual review using established industry and actuarial best practices.

       Underwriting losses of $25 million in 2008 primarily related to an $8 million unfavorable reestimate of asbestos reserves and a $13 million unfavorable reestimate of other reserves as a result of our annual 2008 review, partially offset by a $16 million reduction of our allowance for future uncollectible reinsurance.

       See the Property-Liability Claims and Claims Expense Reserves section of the MD&A for a more detailed discussion.

Discontinued Lines and Coverages outlook

  •
  We may continue to experience asbestos and/or environmental losses in the future. These losses could be due to the potential adverse impact of new information relating to new and additional claims or the impact of resolving unsettled claims based on unanticipated events such as litigation or legislative, judicial and regulatory actions. Environmental losses may also increase as the result of additional funding for environmental site cleanup. Because of our annual grounds up review, we believe that our reserves are appropriately established based on available information, technology, laws and regulations.
  •
  We continue to be encouraged that the pace of industry asbestos claim activity has slowed, perhaps reflecting various state legislative and judicial actions with respect to medical criteria and increased legal scrutiny of the legitimacy of claims.

PROPERTY-LIABILITY INVESTMENT RESULTS

       Net investment income decreased 10.5% or $139 million to $1.19 billion in 2010 from $1.33 billion in 2009, after decreasing 20.7% in 2009 compared to 2008. The 2010 decrease was primarily due to lower yields and duration shortening actions taken to protect the portfolio from rising interest rates, partially offset by higher average investment balances. The 2009 decrease was primarily due to reduced portfolio yields, actions to shorten duration and maintain additional liquidity in the portfolio, lower average investment balances and capital contributions to Allstate Life Insurance Company ("ALIC").

       The following table presents the average pre-tax investment yields for the year ended December 31.

	2010 (1)(2)	2009 (1)(2)	2008 (1)(2)
Fixed income securities: tax-exempt	4.9%	5.1%	5.1%
Fixed income securities: tax-exempt equivalent	7.1	7.4	7.4
Fixed income securities: taxable	3.5	4.1	5.6
Equity securities	2.3	2.1	3.0
Mortgage loans	5.7	4.7	6.1
Limited partnership interests (3)(4)	3.1	1.5	2.6
Total portfolio (4)	3.8	4.2	4.8

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
(3)
Beginning in the fourth quarter of 2008, income from limited partnerships accounted for on the equity method of accounting ("EMA LP") is reported in realized capital gains and losses and is therefore excluded from the determination of pre-tax investment yields on limited partnership interests. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income and included in the determination of pre-tax investment yields on limited partnership interests. For periods beginning with the fourth quarter of 2008, EMA LP's have been removed from the yield calculation.
(4)
To conform to the current period presentation, prior periods have been reclassified.

       Net realized capital gains and losses are presented in the following table.

($ in millions)	2010	2009	2008
Impairment write-downs	$(295)	$(534)	$(638)
Change in intent write-downs	(62)	(89)	(501)

Net other-than-temporary impairment losses recognized in earnings	(357)	(623)	(1,139)
Sales	455	611	(635)
Valuation of derivative instruments	(331)	52	(296)
Settlements of derivative instruments	(143)	(203)	289
EMA limited partnership income	55	(5)	(77)

Realized capital gains and losses, pre-tax	(321)	(168)	(1,858)
Income tax benefit (expense)	114	(54)	649

Realized capital gains and losses, after-tax	$(207)	$(222)	$(1,209)

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

       The facts and circumstances leading to our reestimates of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are likely different than that predicted by the estimated development factors used in prior reserve estimates. As of December 31, 2010, the impact of a reserve reestimation corresponding to a one percent increase or decrease in net reserves would be a decrease or increase of approximately $113 million in net income.

       The table below shows total net reserves as of December 31 for Allstate brand, Encompass brand and Discontinued Lines and Coverages lines of business.

($ in millions)	2010	2009	2008
Allstate brand	$14,696	$14,123	$14,118
Encompass brand	921	1,027	1,133

Total Allstate Protection	15,617	15,150	15,251
Discontinued Lines and Coverages	1,779	1,878	1,931

Total Property-Liability	$17,396	$17,028	$17,182

       The tables below show reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2010, 2009 and 2008, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2010	2009	2008
Allstate brand	$14,123	$14,118	$13,456
Encompass brand	1,027	1,133	1,129

Total Allstate Protection	15,150	15,251	14,585
Discontinued Lines and Coverages	1,878	1,931	2,075

Total Property-Liability	$17,028	$17,182	$16,660

($ in millions, except ratios)	2010		2009		2008
	Reserve reestimate (1)	Effect on combined ratio	Reserve reestimate (1)	Effect on combined ratio	Reserve reestimate (1)	Effect on combined ratio
Allstate brand	$(181)	(0.7)	$(126)	(0.5)	$155	0.6
Encompass brand	(6)	—	(10)	—	(3)	—

Total Allstate Protection	(187)	(0.7)	(136)	(0.5)	152	0.6
Discontinued Lines and Coverages	28	0.1	24	0.1	18	0.1

Total Property-Liability	$(159)	(0.6)	$(112)	(0.4)	$170	0.7

Reserve reestimates, after-tax	$(103)		$(73)		$111

Net income (loss)	$928		$854		$(1,679)

Reserve reestimates as a % of net income (loss)	11.1%		8.5%		(6.6)%

(1)
Favorable reserve reestimates are shown in parentheses.

Allstate Protection

       The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2010, 2009 and 2008, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2010	2009	2008
Auto	$10,606	$10,220	$10,175
Homeowners	2,399	2,824	2,279
Other personal lines	2,145	2,207	2,131

Total Allstate Protection	$15,150	$15,251	$14,585

($ in millions, except ratios)
	2010		2009		2008
	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio
Auto	$(179)	(0.7)	$(57)	(0.2)	$(27)	(0.1)
Homeowners	(23)	(0.1)	(168)	(0.6)	124	0.5
Other personal lines	15	0.1	89	0.3	55	0.2

Total Allstate Protection	$(187)	(0.7)	$(136)	(0.5)	$152	0.6

Underwriting income	$526		$1,027		$189

Reserve reestimates as a % of underwriting income	35.6%		13.2%		(80.4)%

       Auto reserve reestimates in 2010 and 2009 were primarily due to claim severity development that was better than expected. 2010 was also impacted by a litigation settlement. Auto reserve reestimates in 2008 were primarily the result of a $45 million reclassification of IBNR losses from standard auto to other personal lines to be consistent with the recording of excess liability policies' premiums and losses.

       Favorable homeowners reserve reestimates in 2010 were primarily due to favorable catastrophe reserve reestimates, partially offset by a litigation settlement. Favorable homeowners reserve reestimates in 2009 were primarily due to favorable reserve reestimates from Hurricanes Ike and Gustav and a catastrophe related subrogation recovery. Unfavorable homeowners reserve reestimates in 2008 were primarily due to litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina.

       Other personal lines reserve reestimates in 2010 and 2009 were primarily the result of loss development different than anticipated in previous estimates. Other personal lines reserve reestimates in 2008 were primarily the result of a $45 million reclassification of IBNR losses from standard auto to other personal lines to be consistent with the recording of excess liability policies' premiums and losses.

       Pending, new and closed claims for Allstate Protection, for the years ended December 31, are summarized in the following table.

Number of claims	2010	2009	2008
Auto
Pending, beginning of year	540,424	566,394	551,598
New	5,571,199	5,482,941	5,323,072
Total closed	(5,621,164)	(5,508,911)	(5,308,276)

Pending, end of year	490,459	540,424	566,394

Homeowners
Pending, beginning of year	59,685	74,772	80,229
New	991,962	997,954	1,242,007
Total closed	(1,000,616)	(1,013,041)	(1,247,464)

Pending, end of year	51,031	59,685	74,772

Other personal lines
Pending, beginning of year	36,537	41,001	39,951
New	282,137	278,978	301,363
Total closed	(285,286)	(283,442)	(300,313)

Pending, end of year	33,388	36,537	41,001

Total Allstate Protection
Pending, beginning of year	636,646	682,167	671,778
New	6,845,298	6,759,873	6,866,442
Total closed	(6,907,066)	(6,805,394)	(6,856,053)

Pending, end of year	574,878	636,646	682,167

       We believe the net loss reserves for Allstate Protection exposures are appropriately established based on available facts, technology, laws and regulations.

       The following tables reflect the accident years to which the reestimates shown above are applicable for Allstate brand, Encompass brand and Discontinued Lines and Coverages lines of business. Favorable reserve reestimates are shown in parentheses.

2010 Prior year reserve reestimates

($ in millions)	2000 & prior	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total
Allstate brand	$262	$(1)	$(7)	$(18)	$(15)	$(51)	$(106)	$(86)	$(45)	$(114)	$(181)
Encompass brand	1	—	1	1	2	6	—	(6)	(1)	(10)	(6)

Total Allstate Protection	263	(1)	(6)	(17)	(13)	(45)	(106)	(92)	(46)	(124)	(187)
Discontinued Lines and Coverages	28	—	—	—	—	—	—	—	—	—	28

Total Property-Liability	$291	$(1)	$(6)	$(17)	$(13)	$(45)	$(106)	$(92)	$(46)	$(124)	$(159)

2009 Prior year reserve reestimates

($ in millions)	1999 & prior	2000	2001	2002	2003	2004	2005	2006	2007	2008	Total
Allstate brand	$247	$46	$58	$44	$37	$85	$74	$(149)	$(151)	$(417)	$(126)
Encompass brand	—	3	1	3	6	5	10	8	(7)	(39)	(10)

Total Allstate Protection	247	49	59	47	43	90	84	(141)	(158)	(456)	(136)
Discontinued Lines and Coverages	24	—	—	—	—	—	—	—	—	—	24

Total Property-Liability	$271	$49	$59	$47	$43	$90	$84	$(141)	$(158)	$(456)	$(112)

2008 Prior year reserve reestimates

($ in millions)	1998 & prior	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total
Allstate brand	$56	$(7)	$9	$34	$1	$(5)	$13	$152	$(71)	$(27)	$155
Encompass brand	2	—	2	(1)	2	1	(1)	10	(20)	2	(3)

Total Allstate Protection	58	(7)	11	33	3	(4)	12	162	(91)	(25)	152
Discontinued Lines and Coverages	18	—	—	—	—	—	—	—	—	—	18

Total Property-Liability	$76	$(7)	$11	$33	$3	$(4)	$12	$162	$(91)	$(25)	$170

       Allstate brand prior year reserve reestimates were $181 million favorable in 2010, $126 million favorable in 2009 and $155 million unfavorable in 2008, respectively. In 2010, this was primarily due to favorable catastrophe reserve reestimates and severity development that was better than expected, partially offset by litigation settlements. The increased reserves in accident years 2000 & prior is due to the litigation settlements of $100 million, a reclassification of injury reserves to older years and reserve strengthening. In 2009, this was primarily due to favorable reserve reestimates from Hurricanes Ike and Gustav and a catastrophe related subrogation recovery. The shift of reserves to older accident years is attributable to a reallocation of reserves related to employee postretirement benefits to more accident years, and a reclassification of injury and 2008 non-injury reserves to older years. In 2008, this was primarily due to litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina.

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

       The impact of these reestimates on the Allstate brand underwriting income is shown in the table below.

($ in millions)	2010	2009	2008
Reserve reestimates	$(181)	$(126)	$155
Allstate brand underwriting income	569	1,022	220
Reserve reestimates as a % of underwriting income	31.8%	12.3%	(70.5)%

       Encompass brand    Reserve reestimates in 2010, 2009 and 2008 were related to lower than anticipated claim settlement costs.

       The impact of these reestimates on the Encompass brand underwriting (loss) income is shown in the table below.

($ in millions)	2010	2009	2008
Reserve reestimates	$(6)	$(10)	$(3)
Encompass brand underwriting (loss) income	(43)	5	(31)
Reserve reestimates as a % of underwriting (loss) income	14.0%	200.0%	9.7%

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

       Reserve reestimates for the Discontinued Lines and Coverages, as shown in the table below, were increased primarily for environmental in 2010 and other discontinued lines in both 2009 and 2008.

($ in millions)	2010		2009		2008
	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate
Asbestos Claims	$1,180	$5	$1,228	$(8)	$1,302	$8
Environmental Claims	198	18	195	13	232	—
Other Discontinued Lines	500	5	508	19	541	10

Total Discontinued Lines and coverages	$1,878	$28	$1,931	$24	$2,075	$18

Underwriting loss		$(31)		$(32)		$(25)

Reserve reestimates as a % of underwriting loss		(90.3)%		(75.0)%		(72.0)%

       Reserve additions for asbestos in 2010 totaling $5 million were primarily for products related coverage. Asbestos reserves reestimates in 2009 were $8 million favorable. Reserve additions for asbestos in 2008 totaling $8 million were primarily for products-related coverage and were a result of a continuing level of increased claim activity being reported by excess and primary insurance policyholders with existing active claims, excess policyholders with new claims, and reestimates of liabilities for increased assumed reinsurance cessions, as ceding companies (other insurance carriers) also experienced increased claim activity. Higher claim activity over prior estimates has also resulted in an increased estimate for future claims reported. These trends are consistent with the trends of other carriers in the industry, which we believe are related to increased publicity and awareness of coverage, ongoing litigation and bankruptcy actions.

       The reserve additions for environmental in 2010 and 2009 were primarily related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up were more fully determined. Normal environmental claim activity resulted in essentially no change in estimated reserves for 2008. IBNR now represents 62% of total net environmental reserves, 3 points lower than as of December 31, 2009.

       The table below summarizes reserves and claim activity for asbestos and environmental claims before (Gross) and after (Net) the effects of reinsurance for the past three years.

($ in millions, except ratios)	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,780	$1,180	$1,933	$1,228	$2,053	$1,302
Incurred claims and claims expense	(7)	5	(3)	(8)	4	8
Claims and claims expense paid	(118)	(85)	(150)	(40)	(124)	(82)

Ending reserves	$1,655	$1,100	$1,780	$1,180	$1,933	$1,228

Annual survival ratio	14.0	12.9	11.9	11.5	15.4	15.1

3-year survival ratio	12.6	12.2	12.4	12.9	13.4	14.4

Environmental claims
Beginning reserves	$247	$198	$250	$195	$340	$232
Incurred claims and claims expense	19	18	16	13	(34)	—
Claims and claims expense paid	(18)	(15)	(19)	(10)	(56)	(37)

Ending reserves	$248	$201	$247	$198	$250	$195

Annual survival ratio	13.8	13.4	12.7	12.1	4.5	5.2

3-year survival ratio	8.0	8.7	7.1	7.5	6.8	7.0

Combined environmental and asbestos claims
Annual survival ratio	14.0	13.0	12.0	11.6	12.1	12.0

3-year survival ratio	11.7	11.6	11.4	11.7	12.1	12.6

Percentage of IBNR in ending reserves		60.1%		62.3%		63.8%

       The survival ratio is calculated by taking our ending reserves divided by payments made during the year. This is a commonly used but extremely simplistic and imprecise approach to measuring the adequacy of asbestos and environmental reserve levels. Many factors, such as mix of business, level of coverage provided and settlement procedures have significant impacts on the amount of environmental and asbestos claims and claims expense reserves, claim payments and the resultant ratio. As payments result in corresponding reserve reductions, survival ratios can be expected to vary over time. The 2009 net survival ratios in the table above have been adjusted to remove the claims and claims expense paid of $63 million for asbestos and $7 million for environmental attributable to commutation activity related to three reinsurers.

       In both 2010 and 2009, the asbestos net 3-year survival ratio decreased due to lower reserve levels as the result of loss settlements. The environmental net 3-year survival ratio increased in both 2010 and 2009 due to lower average annual payments.

       Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

($ in millions)	December 31, 2010			December 31, 2009			December 31, 2008
	Active policy- holders	Net reserves	% of reserves	Active policy- holders	Net reserves	% of reserves	Active policy- holders	Net reserves	% of reserves
Direct policyholders:
–Primary	51	$17	1%	51	$19	1%	54	$21	2%
–Excess	319	261	24	318	256	22	330	216	17

Total	370	278	25	369	275	23	384	237	19

Assumed reinsurance		165	15		176	15		205	17
IBNR		657	60		729	62		786	64

Total net reserves		$1,100	100%		$1,180	100%		$1,228	100%

Total reserve additions		$5			$(8)			$8

       During the last three years, 56 direct primary and excess policyholders reported new claims, and claims of 79 policyholders were closed, decreasing the number of active policyholders by 23 during the period. The 23 decrease comprised 1 from 2010, (15) from 2009 and (9) from 2008. The increase of 1 from 2010 included 21 new policyholders reporting new claims and the closing of 20 policyholders' claims.

       IBNR net reserves decreased by $72 million. As of December 31, 2010 IBNR represented 60% of total net asbestos reserves, 2 points lower than as of December 31, 2009. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.

       Pending, new, total closed and closed without payment claims for asbestos and environmental exposures for the years ended December 31, are summarized in the following table.

Number of claims	2010	2009	2008
Asbestos
Pending, beginning of year	8,252	8,780	9,256
New	788	814	601
Total closed	(619)	(1,342)	(1,077)

Pending, end of year	8,421	8,252	8,780

Closed without payment	336	469	800

Environmental
Pending, beginning of year	4,114	4,603	4,747
New	498	389	291
Total closed	(315)	(878)	(435)

Pending, end of year	4,297	4,114	4,603

Closed without payment	181	416	307

       Property-Liability reinsurance ceded    For Allstate Protection, we utilize reinsurance to reduce exposure to catastrophe risk and manage capital, and to support the required statutory surplus and the insurance financial strength ratings of certain subsidiaries such as Castle Key Insurance Company and Allstate New Jersey Insurance Company. We purchase significant reinsurance to manage our aggregate countrywide exposure to an acceptable level. The price and terms of reinsurance and the credit quality of the reinsurer are considered in the purchase process, along with whether the price can be appropriately reflected in the costs that are considered in setting future rates charged to policyholders. We also participate in various reinsurance mechanisms, including industry pools and facilities, which are backed by the financial resources of the property-liability insurance company market participants, and have historically purchased reinsurance to mitigate long-tail liability lines, including environmental, asbestos and other discontinued lines exposures. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

       The impacts of reinsurance on our reserve for claims and claims expense as of December 31 are summarized in the following table, net of allowances we have established for uncollectible amounts.

($ in millions)	Reserve for property-liability insurance claims and claims expense		Reinsurance recoverables, net
	2010	2009	2010	2009
Industry pools and facilities	$1,990	$2,000	$1,419	$1,408
Asbestos and environmental	1,903	2,027	628	683
Other including allowance for future uncollectible reinsurance recoverables	15,575	15,140	105	121

Total Property-Liability	$19,468	$19,167	$2,152	$2,212

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

       The allowance for uncollectible reinsurance relates to Discontinued Lines and Coverages reinsurance recoverables and was $142 million as of both December 31, 2010 and 2009. This amount represents 17.6% and 16.2% of the related reinsurance recoverable balances as of December 31, 2010 and 2009, respectively. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. In addition, in the ordinary course of business, we may become involved in coverage disputes with certain of our reinsurers which may ultimately result in lawsuits and arbitrations brought by or against such reinsurers to determine the parties' rights and obligations under the various reinsurance agreements. We employ dedicated specialists to manage reinsurance collections and disputes. We also consider recent developments in commutation activity between reinsurers and cedants, and recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers in seeking to maximize our reinsurance recoveries.

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

       The largest reinsurance recoverable balances are shown in the following table as of December 31, net of the allowance we have established for uncollectible amounts.

	Standard & Poor's financial strength rating (1)
		Reinsurance recoverable on paid and unpaid claims, net
($ in millions)
		2010	2009
Industry pools and facilities
Michigan Catastrophic Claim Association ("MCCA")	N/A	$1,243	$1,173
North Carolina Reinsurance Facility	N/A	65	60
New Jersey Unsatisfied Claim and Judgment Fund	N/A	55	66
FHCF	N/A	41	53
Other		15	56

Total		1,419	1,408

Asbestos, Environmental and Other
Lloyd's of London ("Lloyd's")	A+	183	190
Westport Insurance Corporation (formerly Employers Reinsurance Corporation)	A+	56	77
New England Reinsurance Corporation	N/A	37	37
R&Q Reinsurance Company	N/A	34	28
Clearwater Insurance Company	BB+	30	34
St. Paul Fire and Marine Insurance Company	AA-	19	21
Other, including allowance for future uncollectible reinsurance recoverables		374	417

Total		733	804

Total Property-Liability		$2,152	$2,212

(1)
N/A reflects no rating available.

       The effects of reinsurance ceded on our property-liability premiums earned and claims and claims expense for the years ended December 31 are summarized in the following table.

($ in millions)	2010	2009	2008
Ceded property-liability premiums earned	$1,092	$1,056	$1,139

Ceded property-liability claims and claims expense
Industry pool and facilities
FHCF	$10	$47	$28
National Flood Insurance Program	50	111	344
MCCA	142	133	148
Other	64	59	60

Subtotal industry pools and facilities	266	350	580
Asbestos, Environmental and Other	5	65	40

Ceded property-liability claims and claims expense	$271	$415	$620

       For the year ended December 31, 2010, ceded property-liability premiums earned increased $36 million when compared to prior year, primarily due to the adoption of accounting guidance related to the consolidation of variable interest entities, which resulted in the consolidation of two insurance company affiliates, Allstate Texas Lloyds and Allstate County Mutual Insurance Company. For the year ended December 31, 2009, ceded property-liability premiums earned decreased $83 million when compared to prior year, primarily as a result of favorable market conditions which were reflected in our catastrophe reinsurance pricing.

       Ceded property-liability claims and claims expense decreased in 2010 and 2009 primarily due to amounts ceded to National Flood Insurance Program.

       For a detailed description of the MCCA, FHCF and Lloyd's, see Note 9 of the consolidated financial statements. As of December 31, 2010, other than the recoverable balances listed above, no other amount due or estimated to be due from any single Property-Liability reinsurer was in excess of $17 million.

       We enter into certain intercompany insurance and reinsurance transactions for the Property-Liability operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

Catastrophe reinsurance

       Our catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide. Our program provides reinsurance protection for catastrophes including storms named or numbered by the National Weather Service, fires following earthquakes, earthquakes and wildfires including California wildfires. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our customers.

       While our catastrophe management strategy remains substantially unchanged we have redesigned our catastrophe reinsurance program in 2011. Our new reinsurance program continues to support our goal to have no more than a 1% likelihood of exceeding annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. Since the 2006 inception of Allstate's catastrophe reinsurance program, our exposure to wind loss has been materially reduced and we have nearly eliminated our exposure to earthquake loss. Our redesigned program for 2011 responds to these exposure changes by including coverage for multiple perils, in addition to hurricanes and earthquakes, in all but one of the contracts comprising the program. In addition, the per occurrence structure effective June 1, 2011 facilitates the program's administration while providing greater potential with respect to loss recovery.

       The new program, as described below, provides $3.25 billion of reinsurance coverage, above the retention, with reinstatements of limits. It includes a Per Occurrence Excess Catastrophe Reinsurance agreement reinsuring our personal lines property and auto excess catastrophe losses resulting from multiple perils, including those perils currently reinsured under our existing program, in every state other than New Jersey and Florida. For June 1, 2011 to May 31, 2012, the program consists of two agreements: a Per Occurrence Excess Catastrophe Reinsurance agreement providing coverage in six layers and a Top and Drop Excess Catastrophe Reinsurance agreement which includes Coverage A and Coverage B.

       The Per Occurrence Excess Catastrophe Reinsurance agreement provides an initial $3.25 billion per occurrence limit in excess of a $500 million retention and after the Company has incurred $250 million in losses "otherwise recoverable." The $250 million in losses otherwise recoverable applies once each contract year to the First Layer only and losses from multiple qualifying occurrences can apply to this $250 million threshold in excess of $500 million per occurrence. The Top and Drop Excess Catastrophe Reinsurance agreement provides $250 million of reinsurance limits which may be used for Coverage A, Coverage B, or a combination of both. Coverage A reinsures the "Top" of the program and provides 50% of $500 million excess of a $3.25 billion retention. Coverage B allows the program limit to "Drop" and provides reinsurance for $250 million in limits excess of a $750 million retention and after the Company has incurred $500 million in losses "otherwise recoverable" under the agreement. Losses from multiple qualifying occurrences, in excess of $750 million per occurence, can apply to this $500 million threshold.

       The New Jersey and Florida components of the reinsurance program are designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in those states. New Jersey catastrophe losses will be reinsured under a newly placed per occurrence agreement and under existing agreements which expire respectively on May 31, 2012 and 2013. The Florida component will be placed in May of 2011. Allstate Protection's separate reinsurance programs in Pennsylvania and Kentucky will continue to address exposures unique to those states. A description of the catastrophe reinsurance treaties that will reinsure Allstate Protection as of June 1, 2011 follows:

       Nationwide excluding Florida and New Jersey

  •
  The Per Occurrence Excess Catastrophe Reinsurance agreement reinsures personal lines property and auto excess catastrophe losses caused by multiple perils under Six Layers of coverage as follows:

First Layer	$250 million limit in excess of a $500 million retention and after an initial $250 million in losses "otherwise recoverable" has been satisfied, 1 reinstatement
Second Layer	$250 million limit in excess of a $750 million retention, 1 reinstatement
Third Layer	$500 million limit in excess of a $1 billion retention, 1 reinstatement
Fourth Layer	$750 million limit in excess of a $1.5 billion retention, 1 reinstatement
Fifth Layer	$1 billion limit in excess of a $2.25 billion retention, 1 reinstatement
Sixth Layer	$500 million limit in excess of a $3.25 billion retention

    Coverage for the First through the Fifth Layers are 95% placed. Each Layer comprises three contracts, each contract providing one third of the total limit and expiring as of May 31, 2012, 2013 and 2014, respectively. Coverage for the 6th Layer is 47.5% placed and, unlike the other layers, does not have a reinstatement limit. Reinsurance premium is subject to redetermination for exposure changes at each anniversary.

  •
  The Top and Drop Excess Catastrophe Reinsurance agreement reinsures personal lines property and auto excess catastrophe losses caused by multiple perils. The reinsurance limit may be used for Coverage A, Coverage B or a combination of both and is not subject to reinstatement. Coverage A of the Top and Drop provides 47.5% of $500 million in limits in excess of a $3.25 billion retention. Coverage B provides 95% of $250 million in limits in excess of a $750 million retention. In addition to this retention, the Company must incur $500 million in losses, "otherwise recoverable", under Coverage B during the contract year before Coverage B attaches. Losses from multiple qualifying occurrences can apply to this $500 million threshold. Coverage B essentially is a third limit for the Second Layer of the Per Occurrence Excess Catastrophe Reinsurance agreement described above. For June 1, 2011 to May 31, 2012, the placement of the Top and Drop Excess Catastrophe Reinsurance agreement consists of an annual contract and a three year term contract which in the aggregate provide 47.5% of the $500 million Coverage A limit and 95% of the $250 million Coverage B limit. For June 1, 2012 to May 31, 2013, the three year term contract provides 12.66% of Coverage A's and 25% of Coverage B's placement and for June 1, 2013 to May 31, 2014, it provides 6% of Coverage A's and 12.66% of Coverage B's placement. Reinsurance premium is subject to redetermination for exposure changes.

       New Jersey

  •
  The Excess Catastrophe Reinsurance contract reinsures personal lines property excess catastrophe losses in New Jersey caused by multiple perils. The newly placed contract is effective June 1, 2011 to May 31, 2014 and provides 32% of $400 million of limits excess of a $150 million retention and includes one reinstatement per contract year. In addition, the existing New Jersey agreement consisting of two contracts each providing two Layers of coverage will remain in place. The agreement expiring May 31, 2012 provides a First Layer of 31% of $300 million of limits in excess of a $200 million retention, and a Second Layer of 26% of $200 million of limits in excess of a $500 million retention. The agreement expiring May 31, 2013 provides a First Layer of 32% of $300 million of limits in excess of a $184 million retention and a Second Layer of 42% of $200 million in limits excess of a $484 million retention. Each Layer includes one reinstatement per contract year. The reinsurance premium and retention are subject to redetermination for exposure changes at each anniversary.

       Pennsylvania

  •
  The Excess Catastrophe Reinsurance Contract reinsures personal lines property losses in Pennsylvania caused by multiple perils. This agreement will remain in effect until May 31, 2012 and provides 95% of $100 million of limits in excess of a $100 million retention with two limits being available for the remaining term of the contract. The reinsurance premium and retention are not subject to redetermination for exposure changes.

       Kentucky

  •
  The Earthquake Excess Catastrophe Reinsurance Contract reinsures personal lines property losses in Kentucky caused by earthquakes or fires following earthquakes. The agreement is effective June 1, 2011 for three years and provides 95% of $25 million of limits in excess of a $5 million retention. The agreement provides three limits over its three year term subject to two limits being available in any one contract year. The reinsurance premium and retention are not subject to redetermination for exposure changes.

       The redesigned catastrophe reinsurance program for 2011 will require the cancellation of the contracts comprising the 2010 program with the exception of the Pennsylvania agreement which has one year remaining on its three year term and the New Jersey agreement which has two years remaining on its three year term. The current Kentucky and Texas agreements will expire respectively on May 31, 2011 and June 17, 2011. See Note 9 for further details of the existing 2010 program.

       We estimate that the total annualized cost of all catastrophe reinsurance programs for the year beginning June 1, 2011 will be approximately $550 million compared to $560 million annualized cost for the year beginning June 1, 2010. The total cost of our catastrophe reinsurance programs in 2010 was $593 million compared to $626 million in 2009. We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

ALLSTATE FINANCIAL 2010 HIGHLIGHTS

•
Net income was $58 million in 2010 compared to net loss of $483 million in 2009.
•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $2.03 billion in 2010, an increase of 12.2% or $221 million from $1.81 billion in 2009.
•
Net realized capital losses totaled $517 million in 2010 compared to $431 million in 2009.
•
During 2010, amortization deceleration (credit to income) of $12 million was recorded related to our annual comprehensive review of the DAC and DSI balances and assumptions for our interest-sensitive life, fixed annuities and other investment contracts. This compares to DAC and DSI amortization acceleration (charge to income) of $322 million in 2009.
•
Investments as of December 31, 2010 totaled $61.58 billion, reflecting a decrease in carrying value of $634 million from $62.22 billion as of December 31, 2009. Net investment income decreased 6.9% to $2.85 billion in 2010 from $3.06 billion in 2009.
•
Contractholder funds as of December 31, 2010 totaled $48.19 billion, reflecting a decrease of $4.39 billion from $52.58 billion as of December 31, 2009.

ALLSTATE FINANCIAL SEGMENT

       Overview and strategy    The Allstate Financial segment is a major provider of life insurance, retirement and investment products, and voluntary accident and health insurance. We serve our customers through Allstate exclusive agencies, workplace distribution and non-proprietary distribution channels. Allstate Financial's strategic vision is to reinvent protection and retirement for the consumer and its purpose is to create financial value on a standalone basis and to add strategic value to the organization.

       To fulfill its purpose, Allstate Financial's primary objectives are to deepen relationships with Allstate customers by adding financial services to their suite of products with Allstate, dramatically expand Allstate Benefits (our workplace distribution business) and improve profitability by decreasing earnings volatility, increasing our returns, and improving our capital position. Allstate Financial brings value to The Allstate Corporation (the "Corporation") in three principal ways: through profitable growth of Allstate Financial, improving the economics of the Protection business through increased customer loyalty and renewal rates by cross selling Allstate Financial products to existing customers, and by bringing new customers to Allstate. We continue to shift our mix of products in force by decreasing spread based products, principally fixed annuities and institutional products, and through growth of underwritten products having mortality or morbidity risk, principally life insurance and accident and health products. In addition to focusing on higher return markets, products, and distribution channels, Allstate Financial continues to emphasize capital efficiency and enterprise risk and return management strategies and actions.

       Allstate Financial's strategy provides a platform to profitably grow its business. Based upon Allstate's strong financial position and brand, we have a unique opportunity to cross-sell to our customers. Through our Allstate exclusive agencies we will leverage the trusted customer relationships to serve those who are looking for assistance in meeting their protection and retirement needs by providing them with the information, products and services that they need. Our employer relationships through Allstate Benefits also afford opportunities to offer additional Allstate products.

       Our products include interest-sensitive, traditional and variable life insurance; fixed annuities such as deferred and immediate annuities; voluntary accident and health insurance; and funding agreements backing medium-term notes, which we offer on an opportunistic basis. Banking products and services have been offered to customers through the Allstate Bank. Our products are sold through multiple distribution channels including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), and specialized structured settlement brokers. Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. On February 8, 2011, we announced that we had reached an agreement to sell substantially all of the deposits of Allstate Bank to Discover Bank and our plans to enter into a multi-year distribution and marketing agreement whereby Discover Bank will provide banking products and services to Allstate customers in the future. Allstate Financial does not intend to originate banking products or services after the transaction closes, which is expected to be by mid-year 2011, pending regulatory approval.

Allstate Financial outlook

•
We plan to continue to increase sales of underwritten insurance products and tailor the focus of product offerings to better serve the needs of everyday Americans.
•
Our growth initiatives will be focused on increasing the number of customers served through our proprietary and Allstate Benefits (workplace distribution) channels.
•
We will continue to focus on improving returns and reducing our concentration in spread based products resulting in net reductions in contractholder funds obligations.
•
We expect lower investment spread due to reduced contractholder funds and the continuing low interest rate environment. As interest rates remain below the aggregate portfolio yield, the amount by which the low interest rate environment will reduce our investment spread is contingent on our ability to maintain the portfolio yield and lower interest crediting rates on spread based products, which could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees, and may not match the timing or magnitude of changes in asset yields. Also, a significant amount of our invested assets are used to support our capital and non-spread based products, which do not provide this offsetting opportunity.

       Summary analysis    Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2010	2009	2008
Revenues
Life and annuity premiums and contract charges	$2,168	$1,958	$1,895
Net investment income	2,853	3,064	3,811
Realized capital gains and losses	(517)	(431)	(3,127)

Total revenues	4,504	4,591	2,579
Costs and expenses
Life and annuity contract benefits	(1,815)	(1,617)	(1,612)
Interest credited to contractholder funds	(1,807)	(2,126)	(2,411)
Amortization of DAC	(356)	(965)	(704)
Operating costs and expenses	(469)	(430)	(520)
Restructuring and related charges	3	(25)	(1)

Total costs and expenses	(4,444)	(5,163)	(5,248)
Gain (loss) on disposition of operations	6	7	(6)
Income tax (expense) benefit	(8)	82	954

Net income (loss)	$58	$(483)	$(1,721)

Investments as of December 31	$61,582	$62,216	$61,499

       Net income in 2010 was $58 million compared to a net loss of $483 million in 2009. The favorable change of $541 million was primarily due to lower amortization of DAC, decreased interest credited to contractholder funds and higher premiums and contract charges, partially offset by lower net investment income, higher contract benefits and increased net realized capital losses.

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

       Analysis of revenues    Total revenues decreased 1.9% or $87 million in 2010 compared to 2009 due to lower net investment income and higher net realized capital losses, partially offset by higher premiums and contract charges. Total revenues increased 78.0% or $2.01 billion in 2009 compared to 2008 primarily due to a $2.70 billion decrease in net realized capital losses, partially offset by a $747 million decline in net investment income.

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

       The following table summarizes life and annuity premiums and contract charges by product for the years ended December 31.

($ in millions)	2010	2009	2008
Underwritten products
Traditional life insurance premiums	$420	$407	$399
Accident and health insurance premiums	621	460	412
Interest-sensitive life insurance contract charges	991	944	896

Subtotal	2,032	1,811	1,707
Annuities
Immediate annuities with life contingencies premiums	97	102	132
Other fixed annuity contract charges	39	45	56

Subtotal	136	147	188

Life and annuity premiums and contract charges (1)	$2,168	$1,958	$1,895

(1)
Total contract charges include contract charges related to the cost of insurance totaling $637 million, $616 million and $595 million in 2010, 2009 and 2008, respectively.

       Total premiums and contract charges increased 10.7% in 2010 compared to 2009 primarily due to higher sales of accident and health insurance through Allstate Benefits, with a significant portion of the increase resulting from sales to employees of one large company, and higher contract charges on interest-sensitive life insurance products resulting from a shift in the mix of policies in force to contracts with higher cost of insurance rates and policy administration fees. In addition, increased traditional life insurance premiums in 2010 were primarily due to lower reinsurance premiums resulting from higher retention, partially offset by lower renewal premiums and decreased sales.

       Total premiums and contract charges increased 3.3% in 2009 compared to 2008 due to higher sales of accident and health insurance through Allstate Benefits and higher contract charges on interest-sensitive life insurance products resulting from increases in certain policy administration fees, partially offset by lower sales of immediate annuities with life contingencies.

       Contractholder funds represent interest-bearing liabilities arising from the sale of individual and institutional products, such as interest-sensitive life insurance, fixed annuities, funding agreements and bank deposits. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses. The following table shows the changes in contractholder funds for the years ended December 31.

($ in millions)	2010	2009	2008
Contractholder funds, beginning balance	$52,582	$58,413	$61,975
Deposits
Fixed annuities	932	1,964	3,802
Institutional products (funding agreements)	—	—	4,158
Interest-sensitive life insurance	1,512	1,438	1,404
Bank and other deposits	994	1,178	1,038

Total deposits	3,438	4,580	10,402
Interest credited	1,794	2,025	2,405
Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(1,833)	(4,773)	(8,599)
Benefits	(1,552)	(1,588)	(1,710)
Surrenders and partial withdrawals	(5,203)	(5,172)	(5,313)
Contract charges	(983)	(918)	(870)
Net transfers from separate accounts	11	11	19
Fair value hedge adjustments for institutional products	(196)	25	(56)
Other adjustments (1)	137	(21)	160

Total maturities, benefits, withdrawals and other adjustments	(9,619)	(12,436)	(16,369)

Contractholder funds, ending balance	$48,195	$52,582	$58,413

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

       Contractholder funds decreased 8.3%, 10.0% and 5.8% in 2010, 2009 and 2008, respectively. Average contractholder funds decreased 9.2% in 2010 compared to 2009 and 7.8% in 2009 compared to 2008.

       Contractholder deposits decreased 24.9% in 2010 compared to 2009 primarily due to lower deposits on fixed annuities. Deposits on fixed annuities decreased 52.5% in 2010 compared to 2009 due to our strategic decision to discontinue distributing fixed annuities through banks and broker-dealers and our goal to reduce our concentration in spread based products and improve returns on new business.

       Contractholder deposits decreased 56.0% in 2009 compared to 2008 because there were no issuances of institutional products in 2009 compared to $4.16 billion in 2008 and due to lower deposits on fixed annuities in 2009. Sales of our institutional products vary from period to period based on management's assessment of market conditions, investor demand and operational priorities such as our focus beginning in 2009 on reducing our concentration in spread based products. Deposits on fixed annuities decreased 48.3% in 2009 compared to 2008 due to pricing actions to improve returns on new business and reduce our concentration in spread based products.

       Maturities and retirements of institutional products decreased 61.6% to $1.83 billion in 2010 from $4.77 billion in 2009. During 2009, we retired all of our remaining outstanding extendible institutional market obligations totaling $1.45 billion. In addition, 2009 included the redemption of $1.39 billion of institutional product liabilities in conjunction with cash tender offers.

       Maturities and retirements of institutional products decreased 44.5% to $4.77 billion in 2009 from $8.60 billion in 2008. The decrease was primarily due to lower retirements of extendible institutional market obligations in 2009 compared to 2008, partially offset by the redemption in 2009 of institutional product liabilities in accordance with the cash tender offers.

       Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products (including maturities of certificates of deposit) increased 0.6% to $5.20 billion in 2010 from $5.17 billion in 2009, and decreased 2.7% in 2009 from $5.31 billion in 2008. In 2010, the increase was primarily due to higher surrenders and partial withdrawals on fixed annuities, partially offset by lower surrenders and partial withdrawals on Allstate Bank products. In 2009, the decrease was due to lower surrenders and partial withdrawals on traditional fixed annuities, partially offset by higher surrenders and partial withdrawals on market value adjusted annuities and interest-sensitive life insurance. The surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of year contractholder funds, was 12.2% in 2010 compared to 11.8% in 2009 and 12.2% in 2008.

       Net investment income decreased 6.9% or $211 million to $2.85 billion in 2010 from $3.06 billion in 2009 primarily due to lower yields, reduced average investment balances and risk reduction actions.

       Net investment income decreased 19.6% or $747 million to $3.06 billion in 2009 from $3.81 billion in 2008. The decline was primarily due to lower yields, actions to shorten duration and maintain additional liquidity in the portfolio, along with reduced average investment balances resulting primarily from reduced contractholder obligations.

       Net realized capital gains and losses are presented in the following table for the years ended December 31.

($ in millions)	2010	2009	2008
Impairment write-downs	$(501)	$(1,021)	$(1,256)
Change in intent write-downs	(142)	(268)	(1,247)

Net other-than-temporary impairment losses recognized in earnings	(643)	(1,289)	(2,503)
Sales	219	638	178
Valuation of derivative instruments	(94)	315	(985)
Settlements of derivative instruments	(31)	41	197
EMA limited partnership income	32	(136)	(14)

Realized capital gains and losses, pre-tax	(517)	(431)	(3,127)
Income tax benefit	180	14	1,093

Realized capital gains and losses, after-tax	$(337)	$(417)	$(2,034)

       For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

       Analysis of costs and expenses    Total costs and expenses decreased 13.9% or $719 million in 2010 compared to 2009 primarily due to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher contract benefits. Total costs and expenses decreased 1.6% or $85 million in 2009 compared to 2008 primarily due to lower interest credited to contractholder funds and operating costs and expenses, partially offset by higher amortization of DAC and restructuring and related charges.

       Life and annuity contract benefits increased 12.2% or $198 million in 2010 compared to 2009 primarily due to higher contract benefits on accident and health insurance and interest-sensitive life insurance products, partially offset by lower contract benefits on immediate annuities with life contingencies. Higher contract benefits on accident and health insurance were proportionate to growth in premiums. The increase in contract benefits on interest-sensitive life insurance was primarily due to the reestimation of reserves for certain secondary guarantees on universal life insurance policies and higher mortality experience resulting from an increase in average claim size and higher incidence of claims. Lower contract benefits on immediate annuities with life contingencies were due to the reestimation of reserves for benefits payable to certain annuitants to reflect current contractholder information.

       The reserve reestimations utilized more refined policy level information and assumptions in the second quarter of 2010. The increase in reserves for certain secondary guarantees on universal life insurance policies resulted in a charge to contract benefits of $68 million and a related reduction in amortization of DAC of $50 million. The decrease in reserves for immediate annuities resulted in a credit to contract benefits of $26 million. The net impact was an increase to income of $8 million, pre-tax.

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

       We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies ("benefit spread"). This implied interest totaled $549 million, $558 million and $552 million in 2010, 2009 and 2008, respectively.

       The benefit spread by product group is disclosed in the following table for the years ended December 31.

($ in millions)	2010	2009	2008
Life insurance	$282	$363	$363
Accident and health insurance	252	196	177
Annuities	(25)	(33)	(62)

Total benefit spread	$509	$526	$478

       Benefit spread decreased 3.2% or $17 million in 2010 compared to 2009. The decrease was primarily due to higher mortality experience on interest-sensitive life insurance, reestimations of reserves that increased contract benefits for interest-sensitive life insurance and decreased contract benefits for immediate annuities, partially offset by growth in accident and health insurance sold through Allstate Benefits.

       Benefit spread increased 10.0% or $48 million in 2009 compared to 2008 primarily due to improved mortality experience on annuities and higher premiums on accident and health insurance business sold through Allstate Benefits.

       Interest credited to contractholder funds decreased 15.0% or $319 million in 2010 compared to 2009 primarily due to lower average contractholder funds and management actions to reduce interest crediting rates on deferred fixed annuities and interest-sensitive life insurance. In addition, the decline in 2010 also reflects lower amortization of DSI.

       Amortization of DSI in 2010 was $27 million compared to $129 million in 2009. The decline in amortization of DSI in 2010 was primarily due to a $46 million decrease in amortization relating to realized capital gains and losses and a $38 million reduction in amortization acceleration for changes in assumptions.

       Interest credited to contractholder funds decreased 11.8% or $285 million in 2009 compared to 2008 primarily due to lower average contractholder funds and, to a lesser extent, decreased weighted average interest crediting rates on deferred fixed annuities and institutional products, partially offset by higher amortization of DSI. Amortization of DSI in 2009 and 2008 was $129 million and $53 million, respectively. The increase primarily relates to an unfavorable change in amortization relating to realized capital gains and losses of $132 million, partially offset by a $32 million decline in amortization acceleration due to changes in assumptions, which in 2009 and 2008 increased interest credited to contractholder funds by $38 million and $70 million, respectively.

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

       The investment spread by product group is shown in the following table for the years ended December 31.

($ in millions)	2010	2009	2008
Annuities and institutional products	$179	$126	$460
Life insurance	35	3	48
Allstate Bank products	31	30	22
Accident and health insurance	18	16	12
Net investment income on investments supporting capital	234	205	306

Total investment spread	$497	$380	$848

       Investment spread increased 30.8% or $117 million in 2010 compared to 2009 as lower net investment income was more than offset by decreased interest credited to contractholder funds, which includes lower amortization of DSI. Excluding amortization of DSI, investment spread increased 2.9% or $15 million in 2010 compared to 2009.

       Investment spread declined 55.2% or $468 million in 2009 compared to 2008. These declines reflect lower net investment income, partially offset by decreased interest credited to contractholder funds.

       To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for 2010, 2009 and 2008.

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Interest-sensitive life insurance	5.5%	5.5%	6.0%	4.4%	4.6%	4.6%	1.1%	0.9%	1.4%
Deferred fixed annuities and institutional products	4.4	4.5	5.2	3.2	3.4	3.7	1.2	1.1	1.5
Immediate fixed annuities with and without life contingencies	6.4	6.3	6.8	6.4	6.5	6.5	—	(0.2)	0.3
Investments supporting capital, traditional life and other products	3.7	3.7	5.3	n/a	n/a	n/a	n/a	n/a	n/a

       The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	2010	2009	2008
Immediate fixed annuities with life contingencies	$8,696	$8,454	$8,355
Other life contingent contracts and other	4,786	4,456	4,526

Reserve for life-contingent contract benefits	$13,482	$12,910	$12,881

Interest-sensitive life insurance	$10,675	$10,276	$9,957
Deferred fixed annuities	29,367	32,194	33,766
Immediate fixed annuities without life contingencies	3,799	3,869	3,894
Institutional products	2,650	4,370	8,974
Allstate Bank products	1,091	1,085	949
Market value adjustments related to fair value hedges and other	613	788	873

Contractholder funds	$48,195	$52,582	$58,413

       The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum. Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, institutional products and Allstate Bank products totaling $13.74 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considering meaningful in this context.

($ in millions)	As of December 31, 2010
	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	3.06%	3.08%	$12,718
Annuities with multi-year rate guarantees: (1)
Resetable in next 12 months	1.62	4.37	2,597
Resetable after 12 months	1.76	3.98	8,503
Interest-sensitive life	3.99	4.46	10,637

(1)
These contracts include interest rate guarantee periods which are typically 5 or 6 years.

       Amortization of DAC decreased 63.1% or $609 million in 2010 compared to 2009 and increased 37.1% or $261 million in 2009 compared to 2008. The components of amortization of DAC are summarized in the following table for the years ended December 31.

($ in millions)	2010	2009	2008
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions and premium deficiency	$(326)	$(472)	$(556)
(Amortization) accretion relating to realized capital gains and losses	(42)	(216)	515
Amortization deceleration (acceleration) for changes in assumptions ("DAC unlocking")	12	(277)	(327)
Amortization charge relating to premium deficiency	—	—	(336)

Total amortization of DAC	$(356)	$(965)	$(704)

       The decrease of $609 million in 2010 was primarily due to a favorable change in amortization acceleration/deceleration for changes in assumptions, lower amortization relating to realized capital gains and losses, a decreased amortization rate on fixed annuities and lower amortization from decreased benefit spread on interest-sensitive life insurance due to the reestimation of reserves. The increase of $261 million in 2009 compared to 2008 was primarily due to an unfavorable change in amortization relating to realized capital gains and losses, partially offset by the absence of additional amortization recorded in 2008 in connection with a premium deficiency assessment, lower amortization resulting from decreased investment spread on deferred fixed annuities, and a decline in amortization acceleration due to changes in assumptions.

       The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits. In 2010, DAC amortization relating to realized capital gains and losses resulted primarily from realized capital gains on derivatives and sales of fixed income securities. In 2009, DAC amortization relating to realized capital gains and losses resulted primarily from realized capital gains on derivatives. Additionally, DAC amortization in 2010 and 2009 reflects our decision in the second half of 2009 not to recapitalize DAC for credit or derivative losses on investments supporting certain fixed annuities following concerns that an increase in the level of expected realized capital losses may reduce EGP and adversely impact the product DAC recoverability. In 2008, DAC accretion resulted primarily from realized capital losses on derivatives and other-than-temporary impairment losses.

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

       In 2009, our annual comprehensive review resulted in the acceleration of DAC amortization (charge to income) of $277 million. $289 million related to fixed annuities, of which $210 million was attributable to market value adjusted annuities, and $18 million related to variable life insurance. Partially offsetting these amounts was amortization deceleration (credit to income) for interest-sensitive life insurance of $30 million. The principal assumption impacting fixed annuity amortization acceleration was an increase in the level of expected realized capital losses in 2009 and 2010. For interest-sensitive life insurance, the amortization deceleration was due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses.

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

       During 2008, indicators emerged that suggested a study of mortality experience for our immediate annuities with life contingences was warranted. At the same time, the underlying profitability of the traditional life insurance business deteriorated due to lower investment returns and growth. For traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million resulted primarily from the experience study indicating that the annuitants on certain life contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield. The deficiency was recorded through a reduction in DAC. There was no similar charge to income recorded in 2010 or 2009.

       The changes in the DAC asset are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Other		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Beginning balance	$650	$595	$2,246	$2,449	$1,159	$4,037	$5	$8	$4,060	$7,089
Acquisition costs deferred	156	162	275	230	52	103	—	—	483	495
Impact of adoption of new OTTI accounting before unrealized impact (1)	—	—	—	(6)	—	(170)	—	—	—	(176)
Impact of adoption of new OTTI accounting effect of unrealized capital gains and losses (2)	—	—	—	6	—	170	—	—	—	176
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions (3)	(113)	(107)	(140)	(176)	(71)	(186)	(2)	(3)	(326)	(472)
Accretion (amortization) relating to realized capital gains and losses (3)	—	—	15	(4)	(57)	(212)	—	—	(42)	(216)
Amortization deceleration (acceleration) for changes in assumptions ("DAC unlocking") (3)	—	—	13	12	(1)	(289)	—	—	12	(277)
Effect of unrealized capital gains and losses (4)	—	—	(144)	(265)	(651)	(2,294)	—	—	(795)	(2,559)

Ending balance	$693	$650	$2,265	$2,246	$431	$1,159	$3	$5	$3,392	$4,060

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
(4)
Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment balance was $75 million and $870 million as of December 31, 2010 and 2009, respectively, and represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized. Recapitalization of DAC is limited to the originally deferred policy acquisition costs plus interest.

       Operating costs and expenses increased 9.1% or $39 million in 2010 compared to 2009 and decreased 17.3% or $90 million in 2009 compared to 2008. The following table summarizes operating costs and expenses.

($ in millions)	2010	2009	2008
Non-deferrable acquisition costs	$168	$156	$153
Other operating costs and expenses	301	274	367

Total operating costs and expenses	$469	$430	$520

Restructuring and related charges	$(3)	$25	$1

       Non-deferrable acquisition costs increased 7.7% or $12 million in 2010 compared to 2009 primarily due to higher non-deferrable commissions related to accident and health insurance business sold through Allstate Benefits. Other operating costs and expenses increased 9.9% or $27 million in 2010 compared to 2009 primarily due to higher product development, marketing and technology costs, increased litigation expenses, lower reinsurance expense allowances resulting from higher retention and increases in the net cost of employee benefits. In 2010, these increased costs were partially offset by our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.

       Non-deferrable acquisition costs increased 2.0% or $3 million in 2009 compared to 2008 primarily due to higher non-deferrable commissions related to accident and health insurance business sold through Allstate Benefits. Other operating costs and expenses decreased 25.3% or $93 million in 2009 compared to 2008 primarily due to our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.

       During 2009, restructuring and related charges of $25 million were recorded in connection with our previously announced plan to improve efficiency and narrow our focus of product offerings. In accordance with this plan, among other actions, we eliminated approximately 1,000 workforce positions relative to December 31, 2008 levels through a combination of attrition, position elimination and outsourcing. This reduction reflected approximately 30% of Allstate Financial's work force at the time the plan was initiated. Through our actions completed as of December 31, 2010, we anticipate that we will exceed our targeted annual savings of $90 million beginning in 2011.

       Income tax expense of $8 million was recognized for 2010 compared to income tax benefits of $82 million and $954 million in 2009 and 2008, respectively. Income tax benefit for 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009. This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax benefit.

       Reinsurance ceded    We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses. In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers. As of December 31, 2010 and 2009, 45% and 47%, respectively, of our face amount of life insurance in force was reinsured. Additionally, we ceded substantially all of the risk associated with our variable annuity business and we cede 100% of the morbidity risk on substantially all of our long-term care contracts.

       Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	Standard & Poor's Financial Strength Rating (3)	Reinsurance recoverable on paid and unpaid benefits
		2010	2009
Prudential Insurance Company of America	AA-	$1,633	$1,507
Employers Reassurance Corporation	A+	853	745
Transamerica Life Group	AA-	402	374
RGA Reinsurance Company	AA-	360	352
Swiss Re Life and Health America, Inc.	A+	210	200
Paul Revere Life Insurance Company	A-	140	146
Scottish Re Group (1)	N/A	136	137
Munich American Reassurance	AA-	124	119
Mutual of Omaha Insurance	AA-	98	101
Security Life of Denver	A	79	91
Manulife Insurance Company	AA-	68	71
Lincoln National Life Insurance	AA-	64	65
Triton Insurance Company	N/A	58	61
American Health & Life Insurance Co.	N/A	50	51
Other (2)		125	123

Total		$4,400	$4,143

(1)
The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group as of December 31, 2010 comprised $73 million related to Scottish Re Life Corporation and $63 million related to Scottish Re (U.S.), Inc. The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group as of December 31, 2009 comprised $74 million related to Scottish Re Life Corporation and $63 million related to Scottish Re (U.S.), Inc.
(2)
As of December 31, 2010 and 2009, the other category includes $106 million and $100 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor's ("S&P").
(3)
N/A reflects no rating available.

       Certain of our reinsurers experienced rating downgrades in 2010 by S&P, including Security Life of Denver and Manulife Insurance Company. We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2010.

       We enter into certain intercompany reinsurance transactions for the Allstate Financial operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

INVESTMENTS 2010 HIGHLIGHTS

•
Investments as of December 31, 2010 totaled $100.48 billion, an increase of 0.7% from $99.83 billion as of December 31, 2009.
•
Unrealized net capital gains totaled $1.39 billion as of December 31, 2010, improving from unrealized net capital losses of $2.32 billion as of December 31, 2009.
•
As of December 31, 2010, the fair value for our below investment grade fixed income securities with gross unrealized losses totaled $3.29 billion compared to $3.51 billion as of December 31, 2009. The gross unrealized losses for these securities totaled $1.08 billion as of December 31, 2010, an improvement of 40.4% from $1.81 billion as of December 31, 2009.
•
Net investment income was $4.10 billion in 2010, a decrease of 7.7% from $4.44 billion in 2009.
•
Net realized capital losses were $827 million in 2010 compared to net realized capital losses of $583 million in 2009.
•
Derivative net realized capital losses totaled $601 million in 2010 compared to net realized capital gains of $205 million in 2009. Derivative net realized capital losses in 2010 resulted primarily from our risk management actions.
•
During 2010, our fixed income and mortgage loan portfolio generated $10.19 billion of cash flows from interest and maturities.

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

       We employ a strategic asset allocation approach which uses models that consider the nature of the liabilities and risk tolerances, as well as the risk and return parameters of the various asset classes in which we invest. This asset allocation is informed by our global economic and market outlook, as well as other inputs and constraints, including diversification effects, duration, liquidity and capital considerations. Within the ranges set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions. We continue to manage risks associated with interest rates, credit and credit spreads, equity markets, and real estate and municipal bonds.

       The Property-Liability portfolio's investment strategy emphasizes protection of principal and consistent income generation, within a total return framework. This approach, which has produced competitive returns over the long term, is designed to ensure financial strength and stability for paying claims, while maximizing economic value and surplus growth.

       The Allstate Financial portfolio's investment strategy focuses on the total return of assets needed to support the underlying liabilities, asset-liability management and achieving an appropriate return on capital.

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

Risk mitigation

       We continue to focus our strategic risk mitigation efforts towards managing interest rate, credit and credit spreads, equity and real estate and municipal bond investment risks, while our return optimization efforts focus on investing in new opportunities to generate income and capital appreciation. As a result, during 2010 we took the following actions:

  •
  Reduced our municipal bond exposure by 25.3% or $5.48 billion of amortized cost primarily through targeted dispositions, prepayments and scheduled maturities.

  •
  Reduced our commercial real estate exposure by 18.7% or $2.31 billion of amortized cost primarily through targeted dispositions and principal repayments from borrowers.
  •
  Maintained hedges to protect our portfolio, primarily against interest rate spikes and equity price declines, which performed consistently with our positions in relation to the movement in the underlying market indices. The resulting realized capital losses from our interest rate and equity hedges were offset by the increase in fair value of our fixed income and equity securities, which is reflected in other comprehensive income ("OCI").

Investments outlook

       For 2011, we expect the U.S. and other developed economies to recover at a moderate pace, with greater growth in developing and emerging countries. These increasing growth expectations should move equity prices higher. Expected tightening of monetary policy will drive interest rates moderately higher. With expected growth in the economy, credit markets should continue to improve, but challenges will remain in certain segments such as municipal bonds. As a result, we plan to focus on the following priorities:

  •
  Optimizing our allocation of assets to align with changes in Allstate Financial's liabilities.
  •
  Continuing to explore global investments in areas of emerging opportunity with higher prospects for growth.
  •
  Managing the impact of gradually rising rates on our fixed income portfolio.
  •
  Continuing to favor credit risk, while managing our municipal exposure.

As a result of these actions and market conditions:

  •
  Invested assets and income are expected to decline in line with reductions in contractholder obligations for the Allstate Financial segment.
  •
  Our risk and return optimization actions will allow us to maintain portfolio yields comparable to 2010.

       Portfolio composition    The composition of the investment portfolios as of December 31, 2010 is presented in the table below. Also see Notes 2 and 4 of the consolidated financial statements for investment accounting policies and additional information.

	Property- Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
($ in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$27,413	78.2%	$49,934	81.1%	$2,265	58.8%	$79,612	79.2%
Equity securities (2)	4,578	13.1	233	0.4	—	—	4,811	4.8
Mortgage loans	18	0.1	6,661	10.8	—	—	6,679	6.6
Limited partnership interests (3)	2,506	7.1	1,274	2.1	36	0.9	3,816	3.8
Short-term (4)	430	1.2	1,297	2.1	1,552	40.3	3,279	3.3
Other	103	0.3	2,183	3.5	—	—	2,286	2.3

Total	$35,048	100.0%	$61,582	100.0%	$3,853	100.0%	$100,483	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $27.38 billion, $49.19 billion and $2.22 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.
(2)
Equity securities are carried at fair value. Cost basis for these securities was $4.04 billion and $185 million for Property-Liability and Allstate Financial, respectively.
(3)
We have commitments to invest in additional limited partnership interests totaling $740 million and $731 million for Property-Liability and Allstate Financial, respectively.
(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $430 million, $1.30 billion and $1.55 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.
(5)
Balances reflect the elimination of related party investments between segments.

       Total investments increased to $100.48 billion as of December 31, 2010, from $99.83 billion as of December 31, 2009, primarily due to higher valuations for fixed income securities, partially offset by net reductions in contractholder obligations. Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period. Risk-free interest rates are typically defined as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. The increase in valuation of fixed income securities during 2010 was mainly due to declining risk-free interest rates and tightening of credit spreads in certain sectors.

       The Property-Liability investment portfolio increased to $35.05 billion as of December 31, 2010, from $34.53 billion as of December 31, 2009, primarily due to higher valuations for equity and fixed income securities and positive operating cash flows, partially offset by dividends paid by Allstate Insurance Company ("AIC") to its parent, The Allstate Corporation.

       The Allstate Financial investment portfolio decreased to $61.58 billion as of December 31, 2010, from $62.22 billion as of December 31, 2009, primarily due to net reductions in contractholder obligations of $4.39 billion, partially offset by higher valuations for fixed income securities.

       The Corporate and Other investment portfolio increased to $3.85 billion as of December 31, 2010, from $3.09 billion as of December 31, 2009, primarily due to dividends of $1.30 billion paid by AIC to the Corporation and higher valuations for fixed income securities, partially offset by dividends paid to shareholders, interest paid on debt and share repurchases.

       Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of December 31, 2010	Percent to total investments	Fair value as of December 31, 2009	Percent to total investments
U.S. government and agencies	$8,596	8.6%	$7,536	7.6%
Municipal	15,934	15.9	21,280	21.3
Corporate	37,655	37.5	33,115	33.2
Foreign government	3,158	3.1	3,197	3.2
Residential mortgage-backed securities ("RMBS")	7,993	7.9	7,987	8.0
Commercial mortgage-backed securities ("CMBS")	1,994	2.0	2,586	2.6
Asset-backed securities ("ABS")	4,244	4.2	3,026	3.0
Redeemable preferred stock	38	—	39	—

Total fixed income securities	$79,612	79.2%	$78,766	78.9%

       As of December 31, 2010, 91.6% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, or Realpoint, a rating of aaa, aa, a, or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.

       The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of December 31, 2010.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$8,596	$276	$—	$—	$—	$—
Municipal
Tax exempt	1,384	81	4,357	76	2,454	(7)
Taxable	193	(2)	2,619	(18)	1,110	(38)
ARS	893	(51)	61	(6)	113	(16)
Corporate
Public	1,604	21	2,771	98	7,939	367
Privately placed	936	14	1,881	50	3,917	169
Foreign government	1,766	257	479	22	537	36
RMBS
U.S. government sponsored entities ("U.S. Agency")	4,728	147	—	—	—	—
Prime residential mortgage-backed securities ("Prime")	434	4	71	(1)	197	2
Alt-A residential mortgage-backed securities ("Alt-A")	40	(2)	62	(6)	102	(5)
Subprime residential mortgage-backed securities ("Subprime")	88	(3)	297	(67)	89	(23)
CMBS	1,134	42	241	(9)	151	(18)
ABS
Collateralized debt obligations ("CDO")	30	(1)	628	(14)	481	(44)
Consumer and other asset-backed securities ("Consumer and other ABS")	1,343	22	405	3	363	—
Redeemable preferred stock	—	—	1	—	2	—

Total fixed income securities	$23,169	$805	$13,873	$128	$17,455	$423

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$—	$—	$—	$—	$8,596	$276
Municipal
Tax exempt	1,342	(46)	577	(85)	10,114	19
Taxable	495	(74)	137	(47)	4,554	(179)
ARS	101	(14)	98	(20)	1,266	(107)
Corporate
Public	8,917	402	1,909	69	23,140	957
Privately placed	6,241	174	1,540	31	14,515	438
Foreign government	376	22	—	—	3,158	337
RMBS
U.S. Agency	—	—	—	—	4,728	147
Prime	8	—	517	(5)	1,227	—
Alt-A	39	(4)	406	(96)	649	(113)
Subprime	98	(24)	817	(433)	1,389	(550)
CMBS	331	(100)	137	(134)	1,994	(219)
ABS
CDO	282	(72)	489	(70)	1,910	(201)
Consumer and other ABS	198	—	25	(5)	2,334	20
Redeemable preferred stock	30	1	5	—	38	1

Total fixed income securities	$18,458	$265	$6,657	$(795)	$79,612	$826

       Municipal bonds, including tax exempt, taxable and ARS securities, totaled $15.93 billion as of December 31, 2010 with an unrealized net capital loss of $267 million.

       As of December 31, 2010, 45.8% or $7.29 billion of our municipal bond portfolio is insured by nine bond insurers and 45.7% of these securities have a credit rating of Aaa or Aa. 47.8% of our insured municipal bond portfolio was insured by National Public Finance Guarantee Corporation, Inc., 22.7% by Ambac Assurance Corporation, 21.7% by Assured Guaranty Municipal Corporation and 3.3% by Assured Guaranty Ltd. Given the effects of the economic crisis on bond insurers, the value inherent in this insurance has declined. We believe the fair value of our insured municipal bond portfolio substantially reflects the decline in the value of the insurance, and further related valuation declines, if any, are not expected to be material. Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor. We currently expect to receive all contractual cash flows from the primary obligor and are not relying on bond insurers for payments.

       Included in our municipal bond holdings as of December 31, 2010 are $925 million of municipal securities which are not rated by third party credit rating agencies, but are rated by the National Association of Insurance Commissioners ("NAIC") and are also internally rated. These holdings include $490 million of below investment grade municipal bonds, most of which were purchased to provide the opportunity to achieve incremental returns. Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

       ARS totaled $1.27 billion with an unrealized net capital loss of $107 million as of December 31, 2010. Our holdings primarily have a credit rating of Aaa. $1.23 billion of our holdings are collateralized by pools of student loans for which at least 85% of the collateral was insured by the U.S. Department of Education at the time we purchased the security. As of December 31, 2010, $840 million of our ARS backed by student loans was 100% insured by the U.S. Department of Education, $223 million was 90% to 99% insured and $118 million was 80% to 89% insured. All of our student loan ARS holdings are experiencing failed auctions and we receive the failed auction rate or, for those which contain maximum reset rate formulas, we receive the contractual maximum rate. We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate. Auctions continue to be conducted as scheduled for each of the securities.

       Corporate bonds, including publicly traded and privately placed, totaled $37.66 billion as of December 31, 2010 with an unrealized net capital gain of $1.40 billion. Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower. 53.7% of the privately placed corporate securities in our portfolio are rated by an independent rating agency and substantially all are rated by the NAIC.

       Our portfolio of privately placed securities is broadly diversified by issuer, industry sector and country. The portfolio is made up of 576 issuers. Privately placed corporate obligations contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after extensive due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.

       Foreign government securities totaled $3.16 billion, with 100% rated investment grade, as of December 31, 2010. Of these securities, 44.1% are backed by the U.S. government, 18.7% are in Canadian governmental securities held in our Canadian subsidiary and the remaining 37.2% are highly diversified in other foreign governments.

       RMBS, CMBS and ABS are structured securities that are primarily collateralized by residential and commercial real estate loans and other consumer or corporate borrowings. The cash flows from the underlying collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a "class", qualifies for a specific original rating. For example, the "senior" portion or "top" of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving principal repayments on the underlying collateral and retains this priority until the class is paid in full. In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full. Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings. The payment priority and class subordination included in these securities serves as credit enhancement for holders of the senior or top portions of the structures. These securities continue to retain the payment priority features that existed at the origination of the securitization trust. Other forms of credit enhancement may include structural features embedded in the securitization trust, such as overcollateralization, excess spread and bond insurance. The underlying collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages ("ARM")) or may contain features of both fixed and variable rate mortgages.

       RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $7.99 billion, with 78.2% rated investment grade, as of December 31, 2010. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans. The credit risk associated with our RMBS portfolio is mitigated due to the fact that 59.2% of the portfolio consists of securities that were issued by or have underlying collateral guaranteed by U.S. government agencies. The unrealized net capital loss of $516 million as of December 31, 2010 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to higher risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which began to show signs of stabilization in certain geographic areas in 2010. The following table shows our RMBS portfolio as of December 31, 2010 based upon vintage year of the issuance of the securities.

($ in millions)
	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$538	$—	$221	$6	$63	$2	$—	$—	$822	$8
2009	753	12	81	1	8	—	—	—	842	13
2008	737	16	—	—	—	—	—	—	737	16
2007	434	8	242	6	101	(59)	315	(184)	1,092	(229)
2006	310	10	212	—	188	(20)	397	(155)	1,107	(165)
2005	618	23	191	(14)	134	(13)	416	(134)	1,359	(138)
Pre-2005	1,338	78	280	1	155	(23)	261	(77)	2,034	(21)

Total	$4,728	$147	$1,227	$—	$649	$(113)	$1,389	$(550)	$7,993	$(516)

       Prime are collateralized by residential mortgage loans issued to prime borrowers. As of December 31, 2010, $913 million of the Prime had fixed rate underlying collateral and $314 million had variable rate underlying collateral.

       Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers. As of December 31, 2010, $473 million of the Alt-A had fixed rate underlying collateral and $176 million had variable rate underlying collateral.

       Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history. It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower's credit history. The Subprime portfolio consisted of $1.13 billion and $260 million of first lien and second lien securities, respectively. As of December 31, 2010, $659 million of the Subprime had fixed rate underlying collateral and $730 million had variable rate underlying collateral.

       CMBS totaled $1.99 billion, with 93.1% rated investment grade, as of December 31, 2010. The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans. Of the CMBS investments, 94.8% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area. The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

       The following table shows our CMBS portfolio as of December 31, 2010 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2010	$22	$(1)
2007	276	(17)
2006	598	(166)
2005	315	(40)
Pre-2005	783	5

Total CMBS	$1,994	$(219)

       The unrealized net capital loss of $219 million as of December 31, 2010 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, largely due to the macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which began to show signs of stabilization in certain geographic areas in 2010. While CMBS spreads tightened during 2009 and 2010, credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year CMBS.

       ABS, including CDO and Consumer and other ABS, totaled $4.24 billion, with 87.9% rated investment grade, as of December 31, 2010. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance. The unrealized net capital loss of $181 million as of December 31, 2010 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

       CDO totaled $1.91 billion, with 74.4% rated investment grade, as of December 31, 2010. CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.48 billion of cash flow collateralized loan obligations ("CLO") with unrealized losses of $80 million. The remaining $434 million of securities consisted of synthetic CDO, trust preferred CDO, market value CDO, project finance CDO, collateralized bond obligations and other CLO with unrealized losses of $121 million.

       Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans. The underlying collateral is actively managed by external managers that monitor the collateral's performance and is well diversified across industries and among issuers. A transaction will typically issue notes with various capital structure classes (i.e. Aaa, Aa, A, etc.) as well as equity-like tranches. In general, these securities are structured with overcollateralization ratios and performance is impacted primarily by defaults and recoveries of the underlying collateral within the structures, which reduce overcollateralization ratios over time. A violation of the senior overcollateralization test could result in an event of default of the structure which would give the controlling class, generally defined as the majority of the senior lenders, certain rights, including the ability to divert cash flows or liquidate the underlying portfolio to pay off the senior liabilities.

       Consumer and other ABS totaled $2.33 billion, with 98.9% rated investment grade, as of December 31, 2010. Consumer and other ABS consists of $1.49 billion of auto and $847 million of other ABS with unrealized gains of $10 million and $10 million, respectively.

       Equity securities    Equity securities include common stocks, exchange traded funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $4.81 billion as of December 31, 2010 compared to $5.02 billion as of December 31, 2009. Net unrealized gains totaled $583 million as of December 31, 2010 compared to $179 million as of December 31, 2009.

       Mortgage loans    Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $6.68 billion as of December 31, 2010, compared to $7.94 billion as of December 31, 2009, and primarily comprises loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification by state and metropolitan area.

       We recognized $65 million of realized capital losses related to net increases in the valuation allowance on impaired mortgage loans in 2010, primarily due to deteriorating debt service coverage resulting from a decrease in occupancy and the risk associated with refinancing near-term maturities due to declining underlying collateral valuations. We recognized $97 million of realized capital losses related to net increases in the valuation allowance on impaired loans in 2009.

       For further detail on our mortgage loan portfolio, see Note 4 to the consolidated financial statements.

       Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds. The limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types. The following table presents information about our limited partnership interests as of December 31, 2010.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting ("Cost")	$937	$320	$83	$8	$1,348
Equity method of accounting ("EMA")	658	309	1,266	235	2,468

Total	$1,595	$629	$1,349	$243	$3,816

Number of sponsors	90	41	12	7
Number of individual funds	142	86	104	7
Largest exposure to single fund	$49	$34	$87	$50

       Our aggregate limited partnership exposure represented 3.8% and 2.8% of total invested assets as of December 31, 2010 and 2009, respectively.

       The following table shows the results from our limited partnership interests by fund type and accounting classification for the years ended December 31.

($ in millions)	2010				2009
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$40	$76	$116	$(9)	$16	$(61)	$(45)	$(79)
Real estate funds	2	(34)	(32)	(35)	1	(181)	(180)	(223)
Hedge funds	—	47	47	(2)	—	101	101	(6)
Tax credit funds	(2)	—	(2)	—	—	—	—	—

Total	$40	$89	$129	$(46)	$17	$(141)	$(124)	$(308)

(1)
Impairment write-downs related to Cost limited partnerships were $45 million and $297 million in 2010 and 2009, respectively. Impairment write-downs related to EMA limited partnerships were $1 million and $11 million in 2010 and 2009, respectively.

       Limited partnership interests, excluding impairment write-downs, produced income of $129 million in 2010 compared to losses of $124 million in 2009. Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements. The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay. Income on Cost limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

       Short-term investments    Our short-term investment portfolio was $3.28 billion and $3.06 billion as of December 31, 2010 and 2009, respectively.

       Other investments    Our other investments as of December 31, 2010 primarily comprise $1.14 billion of policy loans, $439 million of certain derivatives and $363 million of bank loans. Policy loans are carried at the unpaid principal balances. Bank loans are primarily senior secured corporate loans and are carried at amortized cost. For further detail on our use of derivatives, see the Net Realized Capital Gains and Losses section of the MD&A and Note 6 of the consolidated financial statements.

       Unrealized net capital gains totaled $1.39 billion as of December 31, 2010 compared to unrealized net capital losses of $2.32 billion as of December 31, 2009. The improvement since December 31, 2009 for fixed income securities was primarily a result of declining risk-free interest rates and tightening of credit spreads in certain sectors. The improvement for equity securities was primarily due to improved equity valuations. The following table presents unrealized net capital gains and losses, pre-tax and after-tax as of December 31.

($ in millions)	2010	2009
U.S. government and agencies	$276	$203
Municipal	(267)	(403)
Corporate	1,395	345
Foreign government	337	291
RMBS	(516)	(1,500)
CMBS	(219)	(925)
ABS	(181)	(488)
Redeemable preferred stock	1	—

Fixed income securities (1)	826	(2,477)
Equity securities	583	179
Derivatives	(22)	(23)

Unrealized net capital gains and losses, pre-tax	1,387	(2,321)
Amounts recognized for:
Insurance reserves (2)	(41)	—
DAC and DSI (3)	97	990

Amounts recognized	56	990
Deferred income taxes	(508)	461

Unrealized net capital gains and losses, after-tax	$935	$(870)

(1)
Unrealized net capital gains and losses for fixed income securities as of December 31, 2010 and 2009 comprise $(293) million and $(679) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $1.12 billion and $(1.80) billion, respectively, related to other unrealized net capital gains and losses.
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

       The unrealized net capital gains for the fixed income portfolio totaled $826 million and comprised $3.26 billion of gross unrealized gains and $2.43 billion of gross unrealized losses as of December 31, 2010. This is compared to unrealized net capital losses for the fixed income portfolio totaling $2.48 billion, comprised of $2.47 billion of gross unrealized gains and $4.95 billion of gross unrealized losses as of December 31, 2009.

       Gross unrealized gains and losses as of December 31, 2010 on fixed income securities by type and sector are provided in the table below.

			Gross unrealized			Amortized cost as a percent of par value (2)	Fair value as a percent of par value (2)
($ in millions)	Par value (1)	Amortized cost			Fair value
			Gains	Losses
Corporate:
Banking	$4,378	$4,282	$118	$(154)	$4,246	97.8%	97.0%
Utilities	6,209	6,227	433	(58)	6,602	100.3	106.3
Consumer goods (cyclical and non-cyclical)	6,236	6,318	305	(53)	6,570	101.3	105.4
Financial services	3,619	3,553	141	(36)	3,658	98.2	101.1
Capital goods	3,862	3,867	238	(34)	4,071	100.1	105.4
Transportation	1,911	1,925	99	(29)	1,995	100.7	104.4
Basic industry	1,726	1,750	91	(14)	1,827	101.4	105.9
Technology	1,613	1,641	72	(14)	1,699	101.7	105.3
Energy	2,455	2,480	136	(9)	2,607	101.0	106.2
Communications	2,139	2,117	115	(9)	2,223	99.0	103.9
FDIC guaranteed	721	724	3	—	727	100.4	100.8
Other	1,502	1,376	65	(11)	1,430	91.6	95.2

Total corporate fixed income portfolio	36,371	36,260	1,816	(421)	37,655	99.7	103.5

U.S. government and agencies	8,904	8,320	327	(51)	8,596	93.4	96.5
Municipal	20,323	16,201	379	(646)	15,934	79.7	78.4
Foreign government	3,270	2,821	347	(10)	3,158	86.3	96.6
RMBS	9,231	8,509	216	(732)	7,993	92.2	86.6
CMBS	2,227	2,213	58	(277)	1,994	99.4	89.5
ABS	4,796	4,425	113	(294)	4,244	92.3	88.5
Redeemable preferred stock	38	37	1	—	38	97.4	100.0

Total fixed income securities	$85,160	$78,786	$3,257	$(2,431)	$79,612	92.5	93.5

(1)
Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity. These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $723 million, $1.70 billion, $5.82 billion and $1.36 billion, respectively.
(2)
Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.1% for corporates, 101.8% for U.S. government and agencies, 99.6% for municipals and 103.7% for foreign governments. Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 103.9% for corporates, 103.2% for U.S. government and agencies, 98.8% for municipals and 109.7% for foreign governments.

       The banking, utilities, consumer goods, financial services and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2010. In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

       The unrealized net capital gain for the equity portfolio totaled $583 million and comprised $646 million of gross unrealized gains and $63 million of gross unrealized losses as of December 31, 2010. This is compared to an unrealized net capital gain for the equity portfolio totaling $179 million, comprised of $381 million of gross unrealized gains and $202 million of gross unrealized losses as of December 31, 2009.

       Gross unrealized gains and losses as of December 31, 2010 on equity securities are provided in the table below.

		Gross unrealized
	Amortized cost			Fair value
($ in millions)		Gains	Losses
Consumer goods (cyclical and non-cyclical)	$832	$102	$(16)	$918
Banking	303	50	(13)	340
Financial services	349	35	(11)	373
Technology	370	54	(6)	418
Communications	217	37	(6)	248
Utilities	119	7	(4)	122
Capital goods	265	43	(3)	305
Energy	311	64	(1)	374
Basic industry	220	66	(1)	285
Real estate	110	11	(1)	120
Transportation	61	11	(1)	71
Other (1)	1,071	166	—	1,237

Total equity securities	$4,228	$646	$(63)	$4,811

(1)
Other consists primarily of index-based securities.

       Within the equity portfolio, the losses were primarily concentrated in consumer goods, banking, financial services, technology and communications sectors. The unrealized losses in these sectors were company and sector specific. As of December 31, 2010, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

       We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired. The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. All investments in an unrealized loss position as of December 31, 2010 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

       The extent and duration of a decline in fair value for fixed income securities have become less indicative of actual credit deterioration with respect to an issue or issuer. While we continue to use declines in fair value and the length of time a security is in an unrealized loss position as indicators of potential credit deterioration, our determination of whether a security's decline in fair value is other than temporary has placed greater emphasis on our analysis of the underlying credit and collateral and related estimates of future cash flows.

       The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of December 31, 2010.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$2,081	$(51)	$—	$—	$2,081	$(51)
Municipal	6,226	(480)	619	(166)	6,845	(646)
Corporate	7,049	(356)	937	(65)	7,986	(421)
Foreign government	287	(10)	—	—	287	(10)
RMBS	1,320	(150)	1,202	(582)	2,522	(732)
CMBS	858	(143)	135	(134)	993	(277)
ABS	1,676	(161)	399	(133)	2,075	(294)

Total	$19,497	$(1,351)	$3,292	$(1,080)	$22,789	$(2,431)

       We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which began to show signs of stabilization in certain geographic areas in 2010. Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a low risk of default. Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher risk of default.

       As of December 31, 2010, 68% of our below investment grade gross unrealized losses were concentrated in RMBS, specifically Alt-A and Subprime, CMBS and ABS, specifically cash flow CLO. The fair value of these securities totaled $1.39 billion, an increase of 7.8%, compared to $1.29 billion as of December 31, 2009, due to improved valuations resulting from tighter credit spreads driven by lower risk premiums. Gross unrealized losses on these securities totaled $736 million as of December 31, 2010, a decrease of 42.6%, compared to $1.28 billion as of December 31, 2009, due to improved valuations, impairment write-downs, sales and principal collections, partially offset by the downgrade of certain securities to below investment grade during 2010.

       Fair values for our structured securities are obtained from third-party valuation service providers and are subject to review as disclosed in our Application of Critical Accounting Estimates. In accordance with GAAP, when fair value is less than the amortized cost of a security and we have not made the decision to sell the security and it is not more likely than not we will be required to sell the security before recovery of its amortized cost basis, we evaluate if we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We calculate the estimated recovery value by discounting our best estimate of future cash flows at the security's original or current effective rate, as appropriate, and compare this to the amortized cost of the security. If we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors ("non-credit-related") recognized in OCI.

       The non-credit-related unrealized losses for our structured securities, including our below investment grade Alt-A, Subprime, CMBS and cash flow CLO, are heavily influenced by risk factors other than those related to our best estimate of future cash flows. The difference between these securities' original or current effective rates and the yields implied by their fair value indicates that a higher risk premium is included in the valuation of these securities than existed at initial issue or purchase. This risk premium represents the return that a market participant requires as compensation to assume the risk associated with the uncertainties regarding the future performance of the underlying collateral. The risk premium is comprised of: default risk, which reflects the probability of default and the uncertainty related to collection of contractual principal and interest; liquidity risk, which reflects the risk associated with exiting the investment in an illiquid market, both in terms of timeliness and cost; and volatility risk, which reflects the potential valuation volatility during an investor's holding period. Other factors reflected in the risk premium include the costs associated with underwriting, monitoring and holding these types of complex securities. Certain aspects of the default risk are included in the development of our best estimate of future cash flows, as appropriate. Other aspects of the risk premium are considered to be temporary in nature and are expected to reverse over the remaining lives of the securities as future cash flows are received.

Other-than-temporary impairment assessment for below investment grade Alt-A and Subprime RMBS

       As of December 31, 2010, the fair value of our below investment grade Alt-A securities with gross unrealized losses totaled $288 million, a decrease of 7.4% compared to $311 million as of December 31, 2009. As of December 31, 2010, gross unrealized losses for our below investment grade Alt-A portfolio totaled $116 million, a decrease of 45.3% compared to $212 million as of December 31, 2009. The improvement over prior year was primarily due to improved valuations resulting from lower risk premiums, impairment write-downs and principal collections. For our below investment grade Alt-A securities with gross unrealized gains of $20 million, we have recognized cumulative write-downs in earnings totaling $45 million as of December 31, 2010.

       As of December 31, 2010, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $796 million, an increase of 10.2% compared to $722 million as of December 31, 2009. As of December 31, 2010, gross unrealized losses for our below investment grade Subprime portfolio totaled $438 million, a decrease of 48.4% compared to $849 million as of December 31, 2009. The improvement over prior year was primarily due to improved valuations resulting from lower risk premiums, impairment write-downs, sales and principal collections, partially offset by downgrades of certain Subprime securities to below investment grade during 2010. For our below investment grade Subprime with gross unrealized gains totaling $4 million, we have recognized cumulative write-downs in earnings totaling $95 million as of December 31, 2010.

       The credit loss evaluation for Alt-A and Subprime securities with gross unrealized losses is performed in two phases. The first phase estimates the future cash flows of the entire securitization trust from which our security was issued. A critical part of this estimate involves forecasting default rates and loss severities of the residential mortgage loans that collateralize the securitization trust. The factors that affect the default rates and loss severities include, but are not limited to, historical collateral performance, collateral type, transaction vintage year, geographic concentrations, borrower credit quality, origination practices of the transaction sponsor, and practices of the mortgage loan servicers. Current loan-to-value ratios of underlying collateral are not consistently available and accordingly they are not a primary factor in our impairment evaluation. While our projections are developed internally and customized to our specific holdings, they are informed by and benchmarked against credit opinions obtained from third parties, such as industry analysts, nationally recognized credit rating agencies and an RMBS loss modeling advisory service. The default rate and loss severity forecasts result in an estimate of trust-level projected additional collateral loss.

       We then analyze the actual cumulative collateral losses incurred to date by the securitization trust, our projected additional collateral losses expected to be incurred and the position of the class of securities we own in the securitization trust relative to the trust's other classes to determine whether any of the collateral losses will be applied to our class. If our class has remaining credit enhancement sufficient to withstand the projected additional collateral losses, no collateral losses will be realized by our class and we expect to collect all contractual principal and interest of the security we own. Remaining credit enhancement is measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security we own and (ii) the expected impact of other structural features embedded in the securitization trust beneficial to our class, such as overcollateralization and excess spread.

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

       98.8% and 1.2% of the fair value of our below investment grade Alt-A securities with gross unrealized losses were issued with Aaa and Aa original ratings and capital structure classifications, respectively. 87.4%, 10.7% and 1.9% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively. As described previously, Alt-A and Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings. While the projected cash flow assumptions for our below investment grade Alt-A and Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

       The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Alt-A securities with gross unrealized losses, by credit rating.

($ in millions)	December 31, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.5%	0.7%	8.1%	8.0%	0.1%	3.1%	3.7%	3.0%	n/a
Projected additional collateral losses to be incurred (2)	9.9%	22.5%	24.6%	24.5%	4.8%	16.6%	17.8%	15.4%	n/a
Class-level
Average remaining credit enhancement (3)	9.9%	19.0%	6.8%	6.9%	5.3%	27.1%	23.9%	20.7%	n/a
Security-specific
Number of positions	1	1	27	29	2	2	8	12	41
Par value	$4	$3	$439	$446	$16	$4	$68	$88	$534
Amortized cost	$4	$2	$316	$322	$16	$4	$62	$82	$404
Fair value	$1	$1	$220	$222	$13	$2	$51	$66	$288
Gross unrealized losses
Total	$(3)	$(1)	$(96)	$(100)	$(3)	$(2)	$(11)	$(16)	$(116)
12-24 months (4)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Over 24 months (5)	$(3)	$(1)	$(90)	$(94)	$(3)	$(2)	$(10)	$(15)	$(109)
Cumulative write-downs recognized (6)	$—	$(1)	$(92)	$(93)	$—	$—	$—	$—	$(93)
Principal payments received during the period (7)	$—	$—	$59	$59	$1	$1	$6	$8	$67

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.2%	4.3%	4.2%	4.2%	0.8%	1.4%	2.5%	1.6%	n/a
Projected additional collateral losses to be incurred (2)	12.1%	26.1%	25.7%	25.6%	3.9%	23.8%	16.1%	10.6%	n/a
Class-level
Average remaining credit enhancement (3)	11.3%	24.7%	7.6%	9.7%	7.1%	29.2%	16.6%	12.8%	n/a
Security-specific
Number of positions	1	4	24	29	6	5	5	16	45
Par value	$4	$56	$413	$473	$90	$12	$79	$181	$654
Amortized cost	$4	$52	$289	$345	$88	$12	$78	$178	$523
Fair value	$1	$32	$158	$191	$62	$5	$53	$120	$311
Gross unrealized losses
Total	$(3)	$(20)	$(131)	$(154)	$(26)	$(7)	$(25)	$(58)	$(212)
12-24 months (4)	$(3)	$(4)	$(33)	$(40)	$(20)	$—	$(24)	$(44)	$(84)
Over 24 months (5)	$—	$(16)	$(98)	$(114)	$(6)	$(7)	$(1)	$(14)	$(128)
Cumulative write-downs recognized (6)	$—	$(4)	$(92)	$(96)	$—	$—	$—	$—	$(96)
Principal payments received during the period (7)	$—	$5	$43	$48	$9	$2	$23	$34	$82

(1)
Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust. The weighting calculation is based on the par value of each security. Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table. Actual cumulative realized principal losses on the below investment grade Alt-A securities we own, as reported by the trust servicers, were $3 million as of December 31, 2010.

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
(3)
Weighted average remaining credit enhancement as of period end is based on structural subordination and the expected impact of other structural features existing in the securitization trust beneficial to our class and reflects our projection of future principal losses that can occur as a percentage of the remaining principal amount of the loans in the trust before the class of the security we own will incur its first dollar of principal loss. The weighting calculation is based on the par value of each security.
(4)
Includes total gross unrealized losses on securities in an unrealized loss position for a period of 12 to 24 consecutive months.
(5)
Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months. As of December 31, 2010, $70 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $11 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities' amortized cost for a period of more than 24 consecutive months. As of December 31, 2009, there were no Alt-A securities with gross unrealized losses greater than or equal to 20% for a period of more than 24 consecutive months.
(6)
Includes cumulative write-downs recorded in accordance with GAAP.
(7)
Reflects principal payments for the years ended December 31, 2010 and 2009, respectively.

       The above tables include information about our below investment grade Alt-A securities with gross unrealized losses as of each period presented. The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, principal payments, sales, purchases and realized principal losses.

       As of December 31, 2010, our below investment grade Alt-A securities with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 3.0%. Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 33.7% and a projected weighted average loss severity of 47.4%, which resulted in projected additional collateral losses of 15.4%. As the average remaining credit enhancement for these securities of 20.7% exceeds the projected additional collateral losses of 15.4%, these securities have not been impaired.

       As of December 31, 2010, our below investment grade Alt-A securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 8.0%. Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 43.5% and a projected weighted average loss severity of 55.3%, which resulted in projected additional collateral losses of 24.5%. As the average remaining credit enhancement for these securities of 6.9% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment. The current average recovery value of these securities as a percentage of par was 74.0% and exceeded these securities' current average amortized cost as a percentage of par of 72.1%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time. The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

       The following table shows actual trust-level key metrics specific to the trusts from which our below investment grade Alt-A securities with gross unrealized losses were issued, as reported by the trust servicers.

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Trust-level statistics
Delinquency rates	29.4%	28.0%	27.9%	28.1%	25.9%
Actual cumulative collateral losses incurred to date	7.2%	6.5%	5.5%	4.3%	3.5%

       We believe the unrealized losses on our Alt-A securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities' remaining lives, as demonstrated by improved valuations in 2010. We expect to receive our estimated share of contractual principal and interest collections used to determine the securities' recovery value. As of December 31, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis. We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

       The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

($ in millions)	December 31, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	—%	12.0%	16.1%	16.0%	13.2%	12.5%	12.6%	12.7%	n/a
Projected additional collateral losses to be incurred (2)	—%	38.2%	43.2%	43.0%	46.5%	42.7%	40.8%	42.1%	n/a
Class-level
Average remaining credit enhancement (3)	—%	26.0%	22.6%	22.8%	72.7%	63.6%	50.5%	56.7%	n/a
Security-specific
Number of positions	—	5	81	86	11	10	35	56	142
Par value	$—	$42	$952	$994	$73	$69	$265	$407	$1,401
Amortized cost	$—	$33	$650	$683	$73	$69	$265	$407	$1,090
Fair value	$—	$21	$425	$446	$62	$54	$158	$274	$720
Gross unrealized losses
Total	$—	$(12)	$(225)	$(237)	$(11)	$(15)	$(107)	$(133)	$(370)
12-24 months (4)	$—	$—	$(9)	$(9)	$—	$—	$—	$—	$(9)
Over 24 months (5)	$—	$(12)	$(216)	$(228)	$(11)	$(15)	$(107)	$(133)	$(361)
Cumulative write-downs recognized (6)	$—	$(9)	$(293)	$(302)	$—	$—	$—	$—	$(302)
Principal payments received during the period (7)	$—	$4	$62	$66	$18	$4	$11	$33	$99

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	15.0%	13.8%	17.2%	16.9%	8.8%	8.1%	9.5%	9.1%	n/a
Projected additional collateral losses to be incurred (2)	41.2%	33.5%	46.2%	45.2%	36.5%	35.3%	40.0%	38.2%	n/a
Class-level
Average remaining credit enhancement (3)	38.1%	30.1%	38.6%	38.0%	49.6%	45.4%	42.6%	45.4%	n/a
Security-specific
Number of positions	1	4	53	58	20	13	37	70	128
Par value	$30	$52	$798	$880	$213	$59	$315	$587	$1,467
Amortized cost	$24	$48	$581	$653	$213	$59	$314	$586	$1,239
Fair value	$10	$28	$230	$268	$112	$32	$144	$288	$556
Gross unrealized losses
Total	$(14)	$(20)	$(351)	$(385)	$(101)	$(27)	$(170)	$(298)	$(683)
12-24 months (4)	$—	$(4)	$(53)	$(57)	$(2)	$(1)	$—	$(3)	$(60)
Over 24 months (5)	$(14)	$(12)	$(294)	$(320)	$(99)	$(26)	$(170)	$(295)	$(615)
Cumulative write-downs recognized (6)	$(6)	$(4)	$(217)	$(227)	$—	$—	$—	$—	$(227)
Principal payments received during the period (7)	$—	$13	$40	$53	$17	$11	$33	$61	$114

(1)
Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust. The weighting calculation is based on the par value of each security. Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table. Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $20 million as of December 31, 2010.

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
(3)
Weighted average remaining credit enhancement as of period end is based on structural subordination and the expected impact of other structural features existing in the securitization trust beneficial to our class and reflects our projection of future principal losses that can occur as a percentage of the remaining principal amount of the loans in the trust before the class of the security we own will incur its first dollar of principal loss. The weighting calculation is based on the par value of each security.
(4)
Includes total gross unrealized losses on securities in an unrealized loss position for a period of 12 to 24 consecutive months.
(5)
Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months. As of December 31, 2010, $188 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $108 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities' amortized cost for a period of more than 24 consecutive months. As of December 31, 2009, $95 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $50 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings had been greater than or equal to 20% of those securities' amortized cost for a period of more than 24 consecutive months.
(6)
Includes cumulative write-downs recorded in accordance with GAAP.
(7)
Reflects principal payments for the years ended December 31, 2010 and 2009, respectively.

       The above tables include information only about below investment grade Subprime securities with gross unrealized losses that are not reliably insured as of each period presented. As such, the par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, principal payments, sales, purchases and realized principal losses.

       As of December 31, 2010, our Subprime securities that are reliably insured include 10 below investment grade Subprime securities with a total fair value of $76 million and aggregate gross unrealized losses of $68 million, all of which are rated B. These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities. The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own. As a result, our security-specific estimates of future cash flows indicate that these securities' estimated recovery values equal or exceed their amortized cost. Accordingly, no other-than-temporary impairments have been recognized on these securities. As of December 31, 2009, our Subprime securities that were reliably insured by two bond insurers included 23 below investment grade securities with a total fair value of $166 million and aggregate gross unrealized losses of $166 million.

       As of December 31, 2010, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 12.7%. Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 60.8% and a projected weighted average loss severity of 70.0%, which resulted in projected additional collateral losses of 42.1%. As the average remaining credit enhancement for these securities of 56.7% exceeds the projected additional collateral losses of 42.1%, these securities have not been impaired.

       As of December 31, 2010, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 16.0%. Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 57.1% and a projected weighted average loss severity of 77.0%, which resulted in projected additional collateral losses of 43.0%. As the average remaining credit enhancement for these securities of 22.8% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment. The current average recovery value of these securities as a percentage of par was 71.2% and exceeded these securities' current average amortized cost as a percentage of par of 68.7%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time. The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

       The following table shows actual trust-level key metrics specific to the trusts from which our below investment grade Subprime securities with gross unrealized losses were issued, as reported by the trust servicers.

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Trust-level statistics
Delinquency rates	28.8%	28.6%	29.3%	31.7%	30.9%
Actual cumulative collateral losses incurred to date	16.5%	15.4%	14.7%	14.4%	13.5%

       We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities' remaining lives, as demonstrated by improved valuations in 2010. We expect to receive our estimated share of contractual principal and interest collections used to determine the securities' recovery value. As of December 31, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis. We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Other-than-temporary impairment assessment for below investment grade CMBS

       As of December 31, 2010, the fair value of our below investment grade CMBS with gross unrealized losses totaled $135 million compared to $67 million as of December 31, 2009. As of December 31, 2010, gross unrealized losses for our below investment grade CMBS portfolio totaled $134 million, an increase of 9.8% compared to $122 million as of December 31, 2009. The increase over prior year was primarily due to downgrades of certain CMBS to below investment grade during 2010, partially offset by improved valuations and sales during 2010 in anticipation of negative capital treatment by certain regulatory and rating agencies. There were no gross unrealized gains for this portfolio as of December 31, 2010.

       The credit loss evaluation for CMBS with gross unrealized losses is performed in two phases. The first phase estimates the future cash flows of the entire securitization trust from which our security was issued. A critical part of this estimate involves forecasting the collateral losses of the commercial mortgage loans that collateralize the securitization trust. Factors affecting these estimates include, but are not limited to, estimates of current and future commercial property prices, current and projected rental incomes, the propensity of the mortgage loans to default under these assumptions and loss severities in cases of default. Estimates of future property prices and rental incomes consider specific property-type and geographic economic trends such as employment, property vacancy and rental rates, and forecasts of new supply in the commercial real estate markets. Estimates of default rates and loss severities consider factors such as borrower payment history, the origination practices of the transaction sponsor, overall collateral quality and diversification, transaction vintage year, maturity date, overall transaction structure and other factors that may influence performance. Realized losses in the CMBS market have historically been low and, we believe, are not predictive of future losses. Therefore, our projections of collateral performance rely on probability-weighted scenarios informed by credit opinions obtained from third parties, such as nationally recognized credit rating agencies, industry analysts and CMBS loss modeling advisory services.

       We then analyze the actual cumulative collateral losses incurred to date by the securitization trust, our projected additional collateral losses expected to be incurred and the position of the class of securities we own in the securitization trust relative to the trust's other classes to determine whether any of the collateral losses will be applied to our class. If our class has remaining credit enhancement sufficient to withstand the projected additional collateral losses, no collateral losses will be realized by our class and we expect to collect all contractual principal and interest of the security we own. Remaining credit enhancement is measured in terms of subordination from other classes of securities in the trust being contractually obligated to absorb losses before the class of security we own.

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

       26.6%, 60.9% and 9.4% of the fair value of our below investment grade CMBS with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively. As described previously,

CMBS with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings. Tight credit markets and conservative underwriting standards continue to stress commercial mortgage borrowers' ability to refinance obligations. While the projected cash flow assumptions for our below investment grade CMBS with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

       The following tables show trust-level, class-level and security-specific detailed information for our below investment grade CMBS with gross unrealized losses, by credit rating.

($ in millions)	December 31, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.6%	3.2%	2.5%	2.3%	1.1%	0.3%	0.4%	0.9%	n/a
Projected additional collateral losses to be incurred (2)	12.2%	7.0%	38.1%	29.2%	7.0%	4.4%	7.2%	6.4%	n/a
Class-level
Average remaining credit enhancement (3)	12.5%	7.0%	25.5%	20.7%	9.1%	7.5%	9.0%	8.7%	n/a
Security-specific
Number of positions	2	1	5	8	14	5	2	21	29
Par value	$22	$16	$79	$117	$138	$46	$7	$191	$308
Amortized cost	$17	$15	$39	$71	$143	$47	$8	$198	$269
Fair value	$13	$6	$13	$32	$75	$25	$3	$103	$135
Gross unrealized losses
Total	$(4)	$(9)	$(26)	$(39)	$(68)	$(22)	$(5)	$(95)	$(134)
12-24 months (4)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Over 24 months (5)	$(4)	$(9)	$(26)	$(39)	$(68)	$(22)	$(5)	$(95)	$(134)
Cumulative write-downs recognized (6)	$(5)	$(2)	$(41)	$(48)	$—	$—	$—	$—	$(48)
Principal payments received during the period (7)	$—	$—	$1	$1	$—	$1	$—	$1	$2

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	1.4%	0.6%	—%	0.8%	—%	—%	—%	—%	n/a
Projected additional collateral losses to be incurred (2)	20.1%	13.5%	—%	15.0%	6.1%	7.7%	—%	6.7%	n/a
Class-level
Average remaining credit enhancement (3)	17.4%	9.8%	—%	11.5%	9.1%	8.5%	—%	8.9%	n/a
Security-specific
Number of positions	1	5	—	6	6	6	—	12	18
Par value	$20	$69	$—	$89	$87	$49	$—	$136	$225
Amortized cost	$14	$41	$—	$55	$84	$50	$—	$134	$189
Fair value	$9	$16	$—	$25	$29	$13	$—	$42	$67
Gross unrealized losses
Total	$(5)	$(25)	$—	$(30)	$(55)	$(37)	$—	$(92)	$(122)
12-24 months (4)	$—	$—	$—	$—	$(13)	$—	$—	$(13)	$(13)
Over 24 months (5)	$(5)	$(25)	$—	$(30)	$(42)	$(37)	$—	$(79)	$(109)
Cumulative write-downs recognized (6)	$(7)	$(34)	$—	$(41)	$—	$—	$—	$—	$(41)
Principal payments received during the period (7)	$1	$—	$—	$1	$1	$—	$—	$1	$2

(1)
Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust. The weighting calculation is based on the par value of each security. Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table. There were no actual cumulative realized principal losses on the below investment grade CMBS we own, as reported by the trust servicers, as of December 31, 2010.
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
(5)
Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months. As of December 31, 2010, $39 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $93 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities' amortized cost for a period of more than 24 consecutive months. As of December 31, 2009, there were no CMBS with gross unrealized losses greater than or equal to 20% for a period of more than 24 consecutive months.
(6)
Includes cumulative write-downs recorded in accordance with GAAP.
(7)
Reflects principal payments for the years ended December 31, 2010 and 2009, respectively.

       The above tables include information about below investment grade CMBS with gross unrealized losses as of each period presented. The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, principal payments, sales and purchases.

       Our impairment evaluation for CMBS forecasts more severe assumptions than the trusts are actually experiencing. We assume that all loans delinquent 60 days or more default and project default rates on otherwise performing loans. Projected loss severities are then applied against the resulting default rates, arriving at our projected additional collateral loss rates. The projected additional collateral loss rates by vintage year of our CMBS portfolio range from a low of 1.5% for holdings with a vintage year of 2001 to a high of 11.1% for holdings with a vintage year of 2005.

       As of December 31, 2010, our below investment grade CMBS with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 0.9%, and the projected additional collateral loss rate for these securities as of December 31, 2010 was 6.4%. As the average remaining credit enhancement for these securities of 8.7% exceeds the projected additional collateral losses of 6.4%, these securities have not been impaired.

       As of December 31, 2010, our below investment grade CMBS with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 2.3%. The projected additional collateral loss rate for these securities as of December 31, 2010 was 29.2%. As the average remaining credit enhancement for these securities of 20.7% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment. The current average recovery value of these securities as a percentage of par was 61.3% and exceeded these securities' current average amortized cost as a percentage of par of 61.2%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time. The comparison indicates that recovery value is in line with amortized cost as impairment write-downs were recorded in the reporting period based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

       The following table shows actual trust-level key metrics specific to the trusts from which our below investment grade CMBS with gross unrealized losses were issued, as reported by the trust servicers.

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Trust-level statistics
Delinquency rates	7.2%	8.3%	8.5%	8.6%	5.2%
Actual cumulative collateral losses incurred to date	1.4%	2.9%	1.6%	0.8%	0.3%

       We believe the unrealized losses on our CMBS, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities' remaining lives, as demonstrated by improved valuations during 2010. We expect to receive our estimated share of contractual principal and interest collections used to determine the securities' recovery value. As of December 31, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis. We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Other-than-temporary impairment assessment for below investment grade cash flow CLO ABS

       As of December 31, 2010, the fair value for our below investment grade cash flow CLO portfolio with gross unrealized losses totaled $169 million compared to $188 million as of December 31, 2009. The gross unrealized losses for these securities totaled $48 million as of December 31, 2010, a decrease of 51.5%, compared to $99 million as of December 31, 2009, primarily due to higher valuations resulting from lower risk premiums and upgrades of certain cash flow CLO to investment grade during 2010. Gross unrealized gains for these securities were $53 million as of December 31, 2010. For below investment grade cash flow CLO with gross unrealized gains, we have recognized cumulative write-downs in earnings totaling $85 million.

       As of December 31, 2010, none of our below investment grade cash flow CLO portfolio with gross unrealized losses have other-than-temporary impairments recorded in earnings and all of the gross unrealized losses are aged over 24 months.

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

       The weighted average overcollateralization ratio as reported by the trust servicers for our below investment grade cash flow CLO securities with gross unrealized losses was 117.0% as of December 31, 2010, compared to 117.5% at original issuance. As of December 31, 2009, the weighted average overcollateralization ratio for our below investment grade cash flow CLO securities with gross unrealized losses was 113.6%. As the average overcollateralization ratios exceed 100%, this indicates that projected future collateral losses will be absorbed by lower classes and we expect the structures to have adequate cash flows to make all contractual payments due to the class of securities we own. Our comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period, supported by the applicable overcollateralization ratios, indicates that the nature of the unrealized loss on these securities is temporary.

       We believe the unrealized losses on our cash flow CLO securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities' remaining lives, as demonstrated by improved valuations in 2010. We expect to receive our estimated share of contractual principal and interest collections used to determine the securities' recovery value. As of December 31, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis. We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

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

       The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments, as of December 31.

($ in millions)	2010
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$99	$83	83.8%	$79	79.8%	0.1%
Problem	665	214	32.2	188	28.3	0.2
Potential problem	3,441	1,485	43.2	1,171	34.0	1.5

Total	$4,205	$1,782	42.4	$1,438	34.2	1.8%

Cumulative write- downs recognized (3)		$1,005

	2009
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$107	$85	79.4%	$75	70.1%	0.1%
Problem	823	321	39.0	221	26.9	0.3
Potential problem	2,630	1,651	62.8	977	37.1	1.2

Total	$3,560	$2,057	57.8	$1,273	35.8	1.6%

Cumulative write- downs recognized (3)		$1,188

(1)
The difference between par value and amortized cost of $2.42 billion as of December 31, 2010 is primarily attributable to write-downs and a deep discount zero-coupon security. The difference between par value and amortized cost of $1.50 billion as of December 31, 2009 is primarily attributable to write-downs. Par value has been reduced by principal payments.
(2)
Bank loans are reflected at amortized cost.
(3)
Cumulative write-downs recognized only reflect impairment write-downs related to investments within the problem, potential problem and restructured categories.

       As of December 31, 2010, amortized cost for the problem category was $214 million and comprised $90 million of Subprime, $70 million of municipal bonds, $40 million of Alt-A, $6 million of corporates (primarily privately placed), $5 million of CDO and $3 million of Consumer and other ABS.

       As of December 31, 2010, amortized cost for the potential problem category was $1.49 billion and comprised $606 million of Subprime, $331 million of Alt-A, $213 million of Prime, $125 million of municipal bonds, $79 million of CDO, $71 million of CMBS, $41 million of corporates (primarily privately placed), $10 million of bank loans and $9 million of Consumer and other ABS.

       Net investment income    The following table presents net investment income for the years ended December 31.

($ in millions)	2010	2009	2008
Fixed income securities	$3,737	$3,998	$4,783
Equity securities	90	80	120
Mortgage loans	385	498	618
Limited partnership interests	40	17	62
Short-term investments	8	27	195
Other	19	(10)	54

Investment income, before expense	4,279	4,610	5,832
Investment expense	(177)	(166)	(210)

Net investment income	$4,102	$4,444	$5,622

       Net investment income decreased 7.7% or $342 million in 2010 compared to 2009, after decreasing 21.0% or $1.18 billion in 2009 compared to 2008. The 2010 decrease was primarily due to lower interest rates, risk reduction actions related to municipal bonds and commercial real estate, duration shortening actions taken to protect the portfolio from rising interest rates and lower average investment balances. The 2009 decrease was primarily due to lower yields, actions to shorten duration and maintain additional liquidity in the portfolio, along with reduced average investment balances. Also contributing to the decline in 2009 was lower income on limited partnership interests and decreased dividends on equity securities.

       Realized capital gains and losses    The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2010	2009	2008
Impairment write-downs	$(797)	$(1,562)	$(1,983)
Change in intent write-downs	(204)	(357)	(1,752)

Net other-than-temporary impairment losses recognized in earnings	(1,001)	(1,919)	(3,735)
Sales	686	1,272	(464)
Valuation of derivative instruments	(427)	367	(1,280)
Settlements of derivative instruments	(174)	(162)	486
EMA limited partnership income	89	(141)	(97)

Realized capital gains and losses, pre-tax	(827)	(583)	(5,090)
Income tax benefit (expense)	290	(45)	1,779

Realized capital gains and losses, after-tax	$(537)	$(628)	$(3,311)

       Impairment write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2010	2009	2008
Fixed income securities	$(626)	$(886)	$(1,507)
Equity securities	(57)	(237)	(328)
Mortgage loans	(65)	(97)	(4)
Limited partnership interests	(46)	(308)	(112)
Other investments	(3)	(34)	(32)

Impairment write-downs	$(797)	$(1,562)	$(1,983)

       Impairment write-downs in 2010 were primarily driven by RMBS, which experienced deterioration in expected cash flows; investments with commercial real estate exposure, including CMBS, mortgage loans, limited partnership interests and certain housing related municipal bonds, which were impacted by lower real estate valuations or experienced deterioration in expected cash flows; and privately placed corporate bonds and municipal bonds impacted by issuer specific circumstances. Impairment write-downs on below investment grade RMBS, CMBS and ABS in 2010 were $332 million, $118 million and $29 million, respectively.

       Impairment write-downs that were related primarily to securities subsequently disposed were $99 million for the year ended December 31, 2010. Of the remaining write-downs in 2010, $386 million or 73.2% of the fixed income security write-downs related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default. For these securities, as of December 31, 2010, there were either no defaults or defaults only impacted classes lower than our position in the capital structure. $138 million of the fixed income security write-downs in 2010 related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value. $3 million in 2010 related to fixed income securities for which future cash flows are not anticipated.

       Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends.

       Limited partnership impairment write-downs primarily related to Cost limited partnerships, which experienced declines in portfolio valuations and we could not assert the recovery period would be temporary. To determine if an other-than-temporary impairment has occurred related to a Cost limited partnership, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee's capital.

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

       Change in intent write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2010	2009	2008
Fixed income securities	$(198)	$(318)	$(1,555)
Equity securities	—	(27)	(120)
Mortgage loans	(6)	(6)	(74)
Other investments	—	(6)	(3)

Change in intent write-downs	$(204)	$(357)	$(1,752)

       The change in intent write-downs in 2010 and 2009 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily municipal bonds and RMBS.

       Sales generated $686 million of net realized gains in 2010 primarily due to $595 million of net gains on sales of corporate, U.S. government, foreign government and municipal fixed income securities and $210 million of net gains on sales of equity securities, partially offset by $139 million of net losses on sales of CMBS and ABS. Net realized gains from sales of $1.27 billion in 2009 were primarily due to $445 million and $636 million of gains on sales of equity and U.S. and foreign government fixed income securities, respectively. Sales of equity securities in 2009 were primarily in connection with a change in strategy that uses a more passive portfolio management approach with a greater emphasis on asset allocation decisions.

       Valuation and settlement of derivative instruments recorded as net realized capital losses totaling $601 million in 2010 included $427 million of losses on the valuation of derivative instruments and $174 million of losses on the settlement of derivative instruments. In 2009, net realized capital gains on the valuation and settlement of derivative instruments totaled $205 million.

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

       A changing interest rate environment will drive changes in our portfolio duration targets. A duration target and range is established with an economic view of liabilities relative to a long-term investment portfolio view. Tactical duration management is accomplished through both cash market transactions, sales and new purchases, and derivative activities that generate realized gains and losses. As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio. This approach mitigates the impacts of general interest rate changes to our overall financial condition.

       As of December 31, 2010, our securities with embedded derivatives totaled $1.26 billion, a decrease in fair value of $152 million from December 31, 2009, comprising realized capital losses on valuation of $3 million, net sales activity of $320 million, unrealized net capital gains reported in OCI of $123 million for the host securities and an increase of $48 million due to the adoption of new accounting guidance. Unrealized net capital gains were further decreased by $30 million due to amortization of the host securities. The change in fair value of embedded derivatives is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI. Total fair value exceeded total amortized cost by $41 million as of December 31, 2010. Valuation gains and losses for securities with embedded derivatives are converted into cash upon our election to sell these securities. In the event the economic value of the embedded options is not realized, we will recover the par value if held to maturity unless the issuer of the security defaults. In the event there are defaults by the referenced credit entities of the embedded credit default swap, our loss is limited to the par value of the combined fixed income security, net of applicable recoveries. Total par value exceeded fair value by $45 million as of December 31, 2010.

       The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy for the years ended December 31.

($ in millions)	2010			2009	2008	2010 Explanations
	Valuation	Settlements	Total	Total	Total
Risk management Property–Liability Portfolio duration management (1)	$(96)	$(78)	$(174)	$33	$(10)	Interest rate swaps, municipal interest rate swaps and short interest rate futures are used to offset the effects of changing interest rates on a portion of the Property-Liability fixed income portfolio that is reported in unrealized net capital gains or losses in OCI. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. The 2010 losses, resulting from decreasing interest rates are offset in unrealized net capital gains and losses in OCI to the extent it relates to changes in risk-free rates.
Interest rate spike exposure (1)	(173)	(11)	(184)	(58)	(97)

Interest rate swaption contracts, with terms of less than one year, and exchange traded options on interest rate futures, with three to six month terms, provide an offset to declines in fixed income market values resulting from potential rising interest rates. As of December 31, 2010, the notional amount of our over-the-counter ("OTC") swaption positions totaled $7.81 billion and the notional amount of our exchange traded options totaled $800 million. Exchange traded options on interest rate futures are utilized to supplement the protection provided by swaption contracts without increasing the counterparty risk associated with OTC contracts. The 2010 losses on swaptions and options on interest rate futures contracts relates to a decrease in interest rates and a decline in volatility. Volatility represents the measure of variation of average value over a specified time period. If interest rates do not increase above the strike rate, the maximum loss on swaptions and options on interest rate futures is limited to the amount of the premium paid. The program is routinely monitored and revised as capital market conditions change.

Hedging unrealized gains on equity securities (1)	(56)	(35)	(91)	(226)	420

Exchange traded put options and short equity index futures provide an offset to significant declines in our equity portfolio from equity market declines below a targeted level. Options can expire, terminate early or the option can be exercised. If the price level of the equity index does not fall below the put's strike price, the maximum loss on purchased puts is limited to the amount of the premium paid. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. The 2010 losses on futures and options were primarily the result of an increase in the price levels of the equity indices and a decrease in volatility and were partially offset by unrealized net capital gains and losses of our equity portfolio to the degree they reflect the changes in price levels of the equity indices, which is reflected in OCI.

Foreign currency contracts	6	(20)	(14)	4	(27)

Currency forwards are used to protect our foreign bond and equity portfolios from changes in currency rates. The 2010 losses on foreign currency contracts are primary driven by the weakening of the U.S. currency versus the foreign currency.

Credit risk reduction (1)	(7)	(10)	(17)	(45)	48	Valuation loss is the result of tightening credit spreads on referenced credit entities.
Other	1	1	2	2	(29)

($ in millions)	2010			2009	2008	2010 Explanations
	Valuation	Settlements	Total	Total	Total
Allstate Financial
Duration gap management	(111)	(43)	(154)	288	(503)	Interest rate caps, floors, swaptions and swaps are used by Allstate Financial to balance interest-rate sensitivities of its assets and liabilities. The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration. The contracts can be terminated and settled at any time with minimal additional cost. The maximum loss on caps, floors and swaptions is limited to the amount of premiums paid. The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts. The 2010 losses, resulting from decreasing interest rates, are offset in unrealized capital gains and losses of our fixed income securities in OCI to the extent it relates to changes in risk-free rates.
Anticipatory hedging	24	8	32	(18)	153

Futures and interest rate swaps are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investment's unrealized loss in OCI. The 2010 gains resulted from a decrease in risk-free interest rates over the life of the net short position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	(16)	—	(16)	10	(29)

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to a decrease in interest rates.

Hedging unrealized gains on equity indexed notes	—	—	—	—	7
Hedge ineffectiveness	7	—	7	(1)	(4)	The hedge ineffectiveness of $7 million includes $74 million in realized capital losses on swaps that were offset by $81 million in realized capital gains on the hedged risk.
Foreign currency contracts	(2)	6	4	3	(1)	Currency forwards are used to protect our foreign bond portfolio from changes in currency rates.
Credit risk reduction (1)	6	(13)	(7)	(50)	17	Valuation gain is the result of widening credit spreads on referenced credit entities.
Other	—	—	—	—	1

Total Risk management	$(417)	$(195)	$(612)	$(58)	$(54)
Income generation
						The 2010 changes in valuation on the Property-Liability segment are due to the tightening of credit spreads on referenced credit entities. The gains are primarily on single name credit default swaps ("CDS"). The 2010 changes in valuation on the Allstate Financial segment are due to the widening credit spreads on referenced credit entities. The losses are primarily on first-to-default CDS and credit derivative index CDS. The changes in valuation would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs. For further discussion on CDS, see Note 6 of the consolidated financial statements.
Asset replication — credit exposure
Property-Liability	$5	$10	$15	$13	$(41)
Allstate Financial	(10)	11	1	64	(62)

Total	(5)	21	16	77	(103)

Asset replication — equity exposure Property–Liability	—	—	—	66	(84)
Commodity derivatives —
Property–Liability	—	—	—	—	(44)

Total Income generation	$(5)	$21	$16	$143	$(231)

($ in millions)	2010			2009	2008	2010 Explanations
	Valuation	Settlements	Total	Total	Total
Accounting
Equity indexed notes — Allstate Financial	$(17)	$—	$(17)	$28	$(290)	Equity-indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon sale or maturity. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $21 million as of December 31, 2010. Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the December 31, 2010 and 2009 holdings, respectively.
						($ in millions)	December 31, 2010	Change in fair value	Change due to net sale activity	December 31, 2009
						Par value	$300	$—	$(175)	$475

						Amortized cost of host contract	$224	$15	$(135)	$344
						Fair value of equity-indexed call option	47	(17)	(25)	89

						Total amortized cost	$271	$(2)	$(160)	$433

						Total fair value	$279	$22	$(173)	$430

						Unrealized gain/loss	$8	$24	$(13)	$(3)

Conversion options in fixed income securities
Property–Liability	(11)	—	(11)	60	(143)
Allstate Financial	(11)	—	(11)	32	(77)

Total	(22)	—	(22)	92	(220)
						Convertible bonds are fixed income securities that contain embedded options. Changes in valuation of the embedded option are reported in realized capital gains and losses. The results generally track the performance of underlying equities. Valuation gains and losses are converted into cash upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Fair value exceeded par value by $80 million as of December 31, 2010. Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the December 31, 2010 and 2009 holdings, respectively.

						($ in millions)	December 31, 2010	Change in fair value	Change due to net sale activity	December 31, 2009
						Par value	$820	$—	$(116)	$936

						Amortized cost of host contract	$619	$19	$(64)	$664
						Fair value of conversion option	236	(22)	(54)	312

						Total amortized cost	$855	$(3)	$(118)	$976

						Total fair value	$900	$69	$(147)	$978

						Unrealized gain/loss	$45	$72	$(29)	$2

($ in millions)	2010			2009		2008	2010 Explanations
	Valuation	Settlements	Total	Total		Total
CDS in fixed income securities
Property–Liability	—	—	—	—		—
Allstate Financial	36	—	36	—		—

Total	36	—	36	—		—
							Synthetic CDO's are fixed income securities that contain embedded CDS. Effective July 1, 2010, when new accounting guidance requiring bifurcation of these derivatives was adopted, changes in valuation of the embedded credit default swap are reported in realized capital gains and losses. The embedded credit default swap increases or decreases in value as referenced credit entities' credit spreads tighten or widen, respectively. Credit events, changes in interest rates, correlations of the referenced entities and assumed recovery rates are among some of the other factors affecting the value of the embedded credit default swap. In the event a referenced credit entity experiences a credit event, our loss is limited to the par value of the fixed income security. Losses on credit events are net of recovery. Par value exceeded fair value by $104 million as of December 31, 2010. Synthetic CDO's are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the December 31, 2010 and July 1, 2010 holdings, respectively.

							($ in millions)	December 31, 2010	Change in fair value	Change due to net sale activity	July 1, 2010
							Par value	$181	$—	$—	$181

							Amortized cost of host contract	$177	$(4)	$—	$181
							Fair value of credit default swap	(88)	36	—	(124)

							Total amortized cost	$89	$32	$—	$57

							Total fair value	$77	$29	$—	$48

							Unrealized gain/loss	$(12)	$(3)	$—	$(9)

Total Accounting	$(3)	$—	$(3)	$120		$(510)

Other	(2)	—	(2)	—		1

Total	$(427)	$(174)	$(601) (2)	$205	(2)	$(794)

Total Property-Liability	$(331)	$(143)	$(474)	$(151)		$(7)
Total Allstate Financial	(94)	(31)	(125)	356		(788)
Other	(2)	—	(2)	—		1

Total	$(427)	$(174)	$(601) (2)	$205	(2)	$(794)

(1)
A portion of the risk mitigation ("macro hedge") program is contained within this line item.
(2)
For the years ended December 31, 2010 and 2009, does not include $1 million of derivative gains related to the termination of fair value and cash flow hedges which are included in sales and reported with the hedged risk.

       Included in the risk management section of the table above are net realized capital gains and losses on the valuation and settlement of derivative instruments related to our macro hedge program. Additional information regarding our macro hedge program, including these realized capital gains and losses, is included in the following table.

($ in millions)	Fair value as of December 31, 2009	Net cash paid (received) for premiums	Net cash paid (received) for settlement	Gain (loss) on valuation (1)	Gain (loss) on settlement (2)	Fair value as of December 31, 2010
Premium based instruments
Interest rate hedges
Swaptions	$114	$166	$(57)	$(147)	$(12)	$64
Options on interest rate futures	12	23	(7)	(26)	1	3
Equity hedges
Equity index options	50	83	(26)	(47)	(29)	31

	176	272	(90)	(220)	(40)	98
Non-premium based instruments
Interest rate hedges
Futures	—	—	40	—	(42)	(2)
Interest rate swaps	(12)	—	(8)	21	(1)	—
Credit hedges
Purchased CDS	(40)	—	32	7	(6)	(7)

	(52)	—	64	28	(49)	(9)

Total	$124	$272	$(26)	$(192)	$(89)	$89

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

       Our current macro hedge program consists of derivatives for which we pay a premium at inception and others that do not require an up front premium payment. The premium payment component includes over-the-counter interest rate swaptions, exchange traded options on interest rate futures, and options on equity indices. These programs are designed to protect against the "tail risk" associated with both interest rate spikes above, and equity market declines below, targeted thresholds, so that derivative valuation gains will be realized to partially offset corresponding declines in value for our fixed income and equity portfolios, respectively.

       Premiums paid are reflected in realized capital losses as changes in valuation over the life of the derivative. The maximum loss on our premium based instruments is limited to the remaining fair value as of December 31, 2010. Scheduled expirations for our premium based instruments are $89 million in 2011 and $9 million in 2012.

       The derivatives in our current macro hedge program that do not require an up front premium payment are related to interest rate and credit risk hedging. These positions currently include municipal interest rate swaps, eurodollar futures, and purchased CDS. Although interest rate swaps and purchased CDS typically do not require up front premiums, they do involve periodic payments throughout the life of the contract. The fair value and resulting gains and losses from these instruments are dependent on the size of the notional amounts and direction of our positions relative to the performance of the underlying markets and credit-referenced entities. As of December 31, 2010, our non-premium based interest rate hedges had aggregate outstanding notional amounts of $125 million, decreasing from $200 million as of December 31, 2009. As of December 31, 2010, our non-premium based credit hedges had aggregate outstanding notional amounts of $125 million, decreasing from $678 million as of December 31, 2009. As of December 31, 2010, we had 15,000 eurodollar futures contracts outstanding. Futures contracts were not utilized in our macro hedge program in 2009.

       The macro hedge program is routinely monitored and revised as capital market conditions change.

MARKET RISK

       Market risk is the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices, commodity prices, or currency exchange rates. Adverse changes to these rates and prices may occur due to changes in the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants or changes in market perceptions of credit worthiness and/or risk tolerance. Our primary market risk exposures are to changes in interest rates, credit spreads and equity prices.

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

       Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of our interest bearing assets and liabilities. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields.

       We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by 5%. As of December 31, 2010, the difference between our asset and liability duration was (0.64) gap, compared to a (0.24) gap as of December 31, 2009. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets. The Property-Liability segment generally maintains a positive duration gap between its assets and liabilities due to the relatively short duration of auto and homeowners claims, which are its primary liabilities. The Allstate Financial segment may have a positive or negative duration gap, as the duration of its assets and liabilities vary with its product mix and investing activity. As of December 31, 2010, Property-Liability had a positive duration gap while Allstate Financial had a negative duration gap.

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

       We pledge and receive collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, we have pledged securities and cash as margin deposits totaling $37 million as of December 31, 2010. For OTC derivative transactions including interest rate swaps, foreign currency swaps, interest rate caps, interest rate floors, CDS, forwards and certain options (including swaptions), master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements and, when applicable, we are required to post collateral. As of December 31, 2010, we held $58 million of cash and securities pledged by counterparties as collateral for OTC instruments, and we pledged $193 million of cash and securities as collateral to counterparties.

       We performed a sensitivity analysis on OTC derivative collateral by assuming a hypothetical 100 basis point decline in interest rates. The analysis indicated that we would have to post an estimated $194 million in additional collateral with 55% attributable to Allstate Financial. The selection of these hypothetical scenarios should not be construed as our prediction of future events, but only as an illustration of the estimated potential effect of such events. We also actively manage our counterparty credit risk exposure by monitoring the level of collateral posted by our counterparties with respect to our receivable positions.

       To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments, and certain other items including unearned premiums, property-liability insurance claims and claims expense reserves, annuity liabilities and other interest-sensitive liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. The preceding assumptions relate primarily to mortgage-backed securities, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities. Additionally, the calculations include assumptions regarding the renewal of property-liability policies.

       Based upon the information and assumptions used in the duration calculation, and interest rates in effect as of December 31, 2010, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by $1 million, compared to $378 million as of December 31, 2009, reflecting year to year changes in duration. Reflected in the duration calculation are the effects of a program that uses swaps, eurodollar futures, options on Treasury futures and interest rate swaptions to manage interest rate risk. In calculating the impact of a 100 basis point increase on the value of the derivatives, we have assumed interest rate volatility remains constant. Based on the swaps, eurodollar futures, options on Treasury futures and interest rate swaptions in place as of December 31, 2010, we would recognize realized capital gains totaling $327 million in the event of a 100 basis point immediate, parallel interest rate increase and $126 million in realized capital losses in the event of a 100 basis point immediate, parallel interest rate decrease on these derivatives. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. There are $8.71 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments. These assets and the associated liabilities have not been included in the above estimate. The $8.71 billion of assets excluded from the calculation has increased from $8.12 billion as of December 31, 2009, due to an increase in interest-sensitive life contractholder funds and improved fixed income valuations as a result of declining risk-free interest rates and tightening of credit spreads in certain sectors. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $549 million, compared to a decrease of $459 million as of December 31, 2009.

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

       We manage the spread risk in our assets. One of the measures used to quantify this exposure is spread duration. Spread duration measures the price sensitivity of the assets to changes in spreads. For example, if spreads increase 100 basis points, the fair value of an asset exhibiting a spread duration of 5 is expected to decrease in value by 5%.

       Spread duration is calculated similarly to interest rate duration. As of December 31, 2010, the spread duration of Property-Liability assets was 4.45, compared to 5.02 as of December 31, 2009 and the spread duration of Allstate Financial assets was 4.97, compared to 4.79 as of December 31, 2009. Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect as of December 31, 2010, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings ("spread shock") would decrease the net fair value of the assets by $3.61 billion, compared to $3.85 billion as of December 31, 2009. Reflected in the duration calculation are the effects of our risk mitigation actions that use CDS to manage spread risk. Based on contracts in place as of December 31, 2010, we would recognize realized capital gains totaling $64 million in the event of a 100 basis point immediate, parallel spread increase and $64 million in realized capital losses in the event of a 100 basis point immediate, parallel spread decrease. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

       Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. As of December 31, 2010, we held $4.67 billion in common stocks and Exchange Traded Funds ("ETFs") and $4.88 billion in other securities with equity risk (including primarily convertible securities, limited partnership interests, non-redeemable preferred securities and equity-linked notes), compared to $4.77 billion and $3.86 billion, respectively, as of December 31, 2009. 95.5% and 63.1% of these totals, respectively, represented assets of the Property-Liability operations as of December 31, 2010, compared to 97.3% and 57.1%, respectively, as of December 31, 2009. Additionally, we had 18,000 contracts in long Standard & Poor's 500 Composite Price Index ("S&P 500") puts as of December 31, 2010 with a fair value of $34 million.

       As of December 31, 2010, our portfolio of common stocks and other securities with equity risk had a cash market portfolio beta of 0.74, compared to a beta of 0.73 as of December 31, 2009. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to an index such as the S&P 500. Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 7.4%, respectively. Based upon the information and assumptions we used to calculate beta as of December 31, 2010, including the effect of the S&P 500 puts, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by $695 million, compared to $605 million as of December 31, 2009, and an immediate increase in the S&P 500 of 10% would increase the net fair value by $708 million compared to $615 million as of December 31, 2009. In calculating the impact of a 10% S&P index perturbation on the value of the puts, we have assumed index volatility remains constant. Based on the S&P 500 index put options in place as of December 31, 2010, we would recognize losses totaling $14 million in the event of a 10% increase in the S&P 500 index and $22 million in gains in the event of a 10% decrease. The selection of a 10% immediate decrease or increase in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

       The beta of our common stocks and other securities with equity risk was determined by calculating the change in the fair value of the portfolio resulting from stressing the equity market up and down 10%. The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.

       As of December 31, 2010 and 2009, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $8.68 billion and $9.07 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2010 and 2009 were $80 million and $85 million, respectively. Separate account liabilities related to variable life contracts were $775 million and $708 million in December 31, 2010 and 2009, respectively.

       As of December 31, 2010 and 2009 we had $4.70 billion and $4.47 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the risk associated with these liabilities using equity-indexed options and futures, interest rate swaps, and eurodollar futures, maintaining risk within specified value-at-risk limits.

       Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including real estate funds and private equity funds, and our Canadian and Northern Ireland operations. We also have certain funding agreement liabilities and fixed income securities that are denominated in foreign currencies; however, derivatives are used to hedge the foreign currency risk of these funding agreements and approximately 77% of the fixed income securities. As of December 31, 2010 and 2009, we had $435 million and $713 million, respectively, in funding agreements denominated in foreign currencies.

       As of December 31, 2010, we had $1.70 billion in foreign currency denominated equity investments, $773 million net investment in our foreign subsidiaries, and $91 million in unhedged non-dollar pay fixed income securities. These amounts were $1.38 billion, $686 million, and $148 million, respectively, as of December 31, 2009. 90.5% of the foreign currency exposure is in the Property-Liability business.

       Based upon the information and assumptions used as of December 31, 2010, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $257 million, compared with an estimated $222 million decrease as of December 31, 2009. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure is diversified across 32 currencies as of December 31, 2010, compared to 39 currencies as of December 31, 2009. Our largest individual foreign currency exposures as of December 31, 2010 were to the Canadian dollar (37.0%) and the British Pound (13.3%). The largest individual foreign currency exposures as of December 31, 2009 were to the Canadian dollar (35.5%) and the Euro (22.9%). Our primary regional exposure is to Canada, with 37.0% as of December 31, 2010, compared to Western Europe, with 40.5% as of December 31, 2009.

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

       Commodity price risk is the risk that we will incur economic losses due to adverse changes in the prices of commodities. This risk arises from commodity linked investments, such as the Dow Jones AIG Commodity Index and Goldman Sachs Commodity Index which is a broad based, oil dominated index. As of December 31, 2010 and 2009, we had no exposure to the indices.

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

       We report unrecognized pension and other postretirement benefit cost in the Consolidated Statements of Financial Position as a component of accumulated other comprehensive income in shareholders' equity. It represents differences between the fair value of plan assets and the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans that have not yet been recognized as a component of net periodic cost. The measurement of the unrecognized pension and other postretirement benefit cost can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The unrecognized pension and other postretirement benefit cost as of December 31, 2010 was $1.19 billion, a decrease of $94 million from $1.28 billion as of December 31, 2009. The decrease was the result of the recognition of a portion of unrecognized pension and other postretirement benefit cost through pension expense during 2010, which was partially offset by actuarial losses incurred during the year.

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

       Net periodic pension cost in 2011 is estimated to be $293 million based on current assumptions, including settlement charges. This represents a decrease compared to 2010 due to favorable asset performance during 2010 and lower than expected salary increases. Net periodic pension cost increased in 2010 due to the effect of equity losses during the 2008 fiscal year and the decrease in discount rates experienced at the end of 2009. Net periodic pension cost decreased in 2009 due to the increase in discount rate for each pension plan, which resulted in lower amortization of net actuarial loss. In 2010 and 2008, net pension cost included non-cash settlement charges primarily resulting from lump sum distributions made to agents. Settlement charges also occurred during 2010, 2009 and 2008 related to the Supplemental Retirement Income Plan as a result of lump sum payments made from the plan. Settlement charges are likely to continue for some period in the future as we settle our remaining agent pension obligations by making lump sum distributions to agents.

       Amounts recorded for pension cost and accumulated other comprehensive income are significantly affected by fluctuations in the returns on plan assets and the amortization of unrecognized actuarial gains and losses. Plan assets sustained net losses in prior periods primarily due to declines in equity and credit markets. These asset losses, combined with all other unrecognized actuarial gains and losses, resulted in amortization of net actuarial loss (and additional net periodic pension cost) of $160 million in 2010 and $15 million in 2009. We anticipate that the unrealized loss for our pension plans will exceed 10% of the greater of the projected benefit obligations or the market-related value of assets in 2011 and into the foreseeable future, resulting in additional amortization and net periodic pension cost.

       Amounts recorded for net periodic pension cost and accumulated other comprehensive income are also significantly affected by changes in the assumptions used to determine the weighted average discount rate and the expected long-term rate of return on plan assets. The weighted average discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed weighted average discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from non-callable bonds available in the Barclays corporate bond universe having ratings of at least "AA" by S&P or at least "Aa" by Moody's on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the credit spreads, yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost and accumulated other comprehensive income.

       Holding other assumptions constant, a hypothetical decrease of 100 basis points in the weighted average discount rate would result in an increase of $43 million in net periodic pension cost and a $392 million increase in the unrecognized pension and other postretirement benefit cost liability of our pension plans recorded as accumulated other comprehensive income as of December 31, 2010, compared to an increase of $43 million in net periodic pension cost and a $373 million increase in the unrecognized pension and other postretirement benefit cost liability as of December 31, 2009. A hypothetical increase of 100 basis points in the weighted average discount rate would decrease net periodic pension cost by $38 million and would decrease the unrecognized pension and other postretirement benefit cost liability of our pension plans recorded as accumulated other comprehensive income by $331 million as of December 31, 2010, compared to a decrease in net periodic pension cost of $38 million and a $317 million decrease in the unrecognized pension and other postretirement benefit cost liability of our pension plans recorded as accumulated other comprehensive income as of December 31, 2009. This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses.

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

       Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $44 million in pension cost as of December 31, 2010, compared to $39 million as of December 31, 2009. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $44 million as of December 31, 2010, compared to $39 million as of December 31, 2009.

       We target funding levels that do not restrict the payment of plan benefits in our domestic plans and were within our targeted range as of December 31, 2010. In 2010, we contributed $443 million to our pension plans. We expect to contribute $263 million for the 2011 plan year to maintain the plans' funded status. This estimate could change significantly following either a dramatic improvement or decline in investment markets.

Other post employment benefits

       In 2010, the Patient Protection and Affordable Care Act was signed into law. One aspect of this legislation is the introduction of an excise tax, effective in 2018, on "high cost" plans. The liabilities as of December 31, 2010 for the postretirement medical plans include an estimate of this additional liability, which amounts to $3 million.

DEFERRED TAXES

       The total deferred tax valuation allowance was $6 million as of December 31, 2010 compared to $11 million as of December 31, 2009. We evaluate whether a valuation allowance for our deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. In determining whether a valuation allowance is needed, all available evidence is considered. This includes the potential for capital and ordinary loss carryback, future reversals of existing taxable temporary differences, tax planning strategies that we may employ to avoid a tax benefit from expiring unused and future taxable income exclusive of reversing temporary differences.

       With respect to our evaluation of the need for a valuation allowance related to the deferred tax asset on capital losses that have been realized but have not yet been recognized for tax purposes, we utilize prudent and feasible tax planning strategies that optimize the ability to carry back capital losses as well as the ability to offset future capital losses with unrealized capital gains that could be recognized for tax purposes. We have remaining capital loss carryback capacity of $439 million and $9 million from 2009 and 2010, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY 2010 HIGHLIGHTS

•
Shareholders' equity as of December 31, 2010 was $19.02 billion, an increase of 13.9% from $16.69 billion as of December 31, 2009.
•
On January 5, 2010, April 1, 2010, July 1, 2010 and October 1, 2010, we paid a quarterly shareholder dividend of $0.20, respectively. On November 9, 2010, we declared a quarterly shareholder dividend of $0.20 payable on January 3, 2011.
•
In November 2010, we commenced a $1.00 billion share repurchase program. As of December 31, 2010, this program had $840 million remaining and is expected to be completed by March 31, 2012.

CAPITAL RESOURCES AND LIQUIDITY

       Capital resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources as of December 31.

($ in millions)	2010	2009	2008
Common stock, retained income and other shareholders' equity items	$19,200	$18,798	$17,442
Accumulated other comprehensive loss	(184)	(2,106)	(4,801)

Total shareholders' equity	19,016	16,692	12,641
Debt	5,908	5,910	5,659

Total capital resources	$24,924	$22,602	$18,300

Ratio of debt to shareholders' equity	31.1%	35.4%	44.8%
Ratio of debt to capital resources	23.7%	26.1%	30.9%

       Shareholders' equity increased in 2010, primarily due to unrealized net capital gains on investments and net income, partially offset by dividends paid to shareholders and share repurchases. Shareholders' equity increased in 2009, due primarily to decreases in unrealized net capital losses on investments and net income, partially offset by dividends paid to shareholders.

       Debt decreased $2 million in 2010 due to decreases in long-term debt. Debt increased $251 million in 2009 due to net increases in long-term debt. In May 2009, we issued $300 million of 6.20% Senior Notes due 2014 and $700 million of 7.45% Senior Notes due 2019. The proceeds of this issuance were used for general corporate purposes, including to facilitate the repayment of the $750 million of 7.20% Senior Notes that matured on December 1, 2009. Except for $42 million in long-term debt related to the synthetic leases scheduled to mature in 2011, we do not have any required principal payments until 2012 when $350 million of 6.125% Senior Notes are due. For further information on debt issuances, see Note 11 of the consolidated financial statements.

       As of December 31, 2010 and 2009, there were no outstanding commercial paper borrowings.

       Share repurchases    In November 2010, we commenced a $1.00 billion share repurchase program. As of December 31, 2010, this program had $840 million remaining and is expected to be completed by March 31, 2012.

       Since 1995, we have acquired 463 million shares of our common stock at a cost of $19.25 billion, primarily as part of various stock repurchase programs. We have reissued 97 million shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities. Since 1995, total shares outstanding has decreased by 363 million shares or 40.5%, primarily due to our repurchase programs.

       Financial ratings and strength    The following table summarizes our debt, commercial paper and insurance financial strength ratings as of December 31, 2010.

	Moody's	Standard & Poor's	A.M. Best
The Allstate Corporation (senior long-term debt)	A3	A-	a-
The Allstate Corporation (commercial paper)	P-2	A-2	AMB-1
Allstate Insurance Company (insurance financial strength)	Aa3	AA-	A+
Allstate Life Insurance Company (insurance financial strength)	A1	A+	A+

       Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.

       On January 24, 2011, Moody's affirmed The Allstate Corporation's debt and commercial paper ratings of A3, and P-2, respectively, AIC's financial strength rating of Aa3 and ALIC's financial strength rating of A1. The outlook for the Moody's ratings remained stable. On December 15, 2010, A.M. Best affirmed The Allstate Corporation's debt and commercial paper ratings of a- and AMB-1, respectively, as well as the A+ financial strength ratings of AIC and ALIC. The outlook for The Allstate Corporation and AIC remained stable while the outlook for ALIC remained negative. On November 17, 2010, S&P affirmed The Allstate Corporation's debt and commercial paper ratings of A- and A-2, respectively, as well as the AA- financial strength rating of AIC. S&P downgraded the financial strength rating for ALIC to A+ from AA-. The outlook for all S&P ratings was revised to stable from negative.

       We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. Allstate New Jersey Insurance Company and Encompass Insurance Company of New Jersey, which write auto and homeowners insurance, are rated A- by A.M. Best. Allstate New Jersey Insurance Company also has a Financial Stability Rating® of A" from Demotech. The outlook for these ratings is stable. Castle Key Insurance Company and its subsidiaries, which underwrite personal lines property insurance in Florida, are rated B- by A.M. Best. The outlook for the ratings of Castle Key Insurance Company and its subsidiaries is negative. Castle Key Insurance Company and its subsidiaries also have Financial Stability Ratings® of A' from Demotech.

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

       Allstate's domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2010, AIC's statutory surplus is approximately $15.38 billion compared to $15.03 billion as of December 31, 2009. These amounts include ALIC's statutory surplus of approximately $3.34 billion as of December 31, 2010, compared to $3.47 billion as of December 31, 2009.

       The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company's premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies. AIC's premium to surplus ratio was 1.6x on December 31, 2010 compared to 1.7x in the prior year.

       State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property-liability companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. As of December 31, 2010, the RBC for each of our domestic insurance companies was within the range that we target.

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

       Liquidity sources and uses    Our potential sources of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Receipt of insurance premiums	X	X
Contractholder fund deposits		X
Reinsurance recoveries	X	X
Receipts of principal, interest and dividends on investments	X	X	X
Sales of investments	X	X	X
Funds from securities lending, commercial paper and line of credit agreements	X	X	X
Intercompany loans	X	X	X
Capital contributions from parent	X	X
Dividends from subsidiaries	X		X
Tax refunds/settlements	X	X	X
Funds from periodic issuance of additional securities			X
Funds from the settlement of our benefit plans			X

       Our potential uses of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Payment of claims and related expenses	X
Payment of contract benefits, maturities, surrenders and withdrawals		X
Reinsurance cessions and payments	X	X
Operating costs and expenses	X	X	X
Purchase of investments	X	X	X
Repayment of securities lending, commercial paper and line of credit agreements	X	X	X
Payment or repayment of intercompany loans	X	X	X
Capital contributions to subsidiaries	X		X
Dividends to shareholders/parent company	X	X	X
Tax payments/settlements	X	X
Share repurchases			X
Debt service expenses and repayment	X	X	X
Settlement payments of employee and agent benefit plans	X	X	X

       We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions. Liquidity is managed at both the entity and enterprise level across the Company, and is assessed on both base and stressed level liquidity needs. We believe we have sufficient liquidity to meet these needs. Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.

       Parent company capital capacity    At the parent holding company level, we have deployable invested assets totaling $3.84 billion as of December 31, 2010. These assets include investments that are generally saleable within one quarter totaling $3.43 billion. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. In 2011, AIC will have the capacity to pay dividends currently estimated at $1.54 billion without prior regulatory approval. We do not anticipate that ALIC will pay dividends to AIC in 2011. In addition, we have access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility. This provides funds for the parent company's relatively low fixed charges.

       In 2010, dividends totaling $1.30 billion were paid by AIC to its parent, the Corporation. There were no dividends paid by AIC to the Corporation in 2009. In 2008, dividends totaling $3.40 billion were paid by AIC to the Corporation. There were no capital contributions paid by the Corporation to AIC in both 2010 and 2009. In 2008, capital contributions paid by the Corporation to AIC totaled $1.00 billion.

       In 2010 and 2009, a return of capital by American Heritage Life Investment Corporation to the Corporation totaled $24 million and $13 million, respectively. There were no dividends paid by Allstate Financial in 2008.

       There were no capital contributions by AIC to ALIC in 2010. In 2009, capital contributions were paid in cash by AIC to ALIC totaling $250 million. 2009 also included capital contributions to ALIC comprising the transfer to ALIC from AIC of non-cash assets totaling $448 million and the transfer of a $25 million surplus note to Kennett Capital Inc. from ALIC in exchange for a note receivable with a principal sum equal to that of the surplus note, which was originally issued to ALIC by a subsidiary of ALIC. In 2008, funds paid by AIC to ALIC totaled $1.41 billion. The $1.41 billion includes capital contributions paid in cash totaling $607 million and the issuance of two surplus notes, each with a principal sum of $400 million, to AIC in exchange for cash totaling $800 million. 2008 also included capital contributions to ALIC comprising the transfer to ALIC from AIC of non-cash assets totaling $342 million and the transfer of a $50 million surplus note to Kennett Capital Inc. from ALIC in exchange for a note receivable with a principal sum equal to that of the surplus note, which was originally issued to ALIC by a subsidiary of ALIC. One of the surplus notes issued to AIC in 2008 was subsequently canceled and forgiven by AIC resulting in the recognition of a capital contribution equal to the outstanding principal balance of the surplus note of $400 million.

       The Corporation has access to additional borrowing to support liquidity as follows:

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2010, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.
•
Our primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility. Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend. The program is fully subscribed among 11 lenders with the largest commitment being $185 million. The commitments of the lenders are several and no lender is responsible for any other lender's commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement. This ratio as of December 31, 2010 was 19.4%. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. There were no borrowings under the credit facility during 2010. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.
•
A universal shelf registration statement was filed with the Securities and Exchange Commission on May 8, 2009. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 367 million shares of treasury stock as of December 31, 2010), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

       Liquidity exposure    Contractholder funds as of December 31, 2010 were $48.20 billion. The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2010.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,998	14.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	19,815	41.1
Market value adjustments (2)	7,805	16.2
Subject to discretionary withdrawal without adjustments (3)	13,577	28.2

Total contractholder funds (4)	$48,195	100.0%

(1)
Includes $9.80 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)
$6.50 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.
(3)
67% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)
Includes $1.23 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

       While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise. Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. Surrenders and partial withdrawals for our retail annuities increased 2.2% in 2010 compared to 2009. The annualized surrender and partial withdrawal rate on deferred annuities, interest-sensitive life insurance and Allstate Bank products, based on the beginning of year contractholder funds, was 12.2% and 11.8% in 2010 and 2009, respectively. Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

       Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes. As of December 31, 2010, total institutional products outstanding were $2.64 billion. The following table presents the remaining scheduled maturities for our institutional products outstanding as of December 31, 2010.

($ in millions)
2011	$760
2012	40
2013	1,750
2016	85

$2,635

       Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

       Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in our long-term debt rating of A3, A- and a- (from Moody's, S&P and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa3, AA- and A+ (from Moody's, S&P and A.M. Best, respectively) to below Baa2/BBB/A-, or a downgrade in ALIC's financial strength ratings from A1, A+ and A+ (from Moody's, S&P and A.M. Best, respectively) to below A3/A-/A-. The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.

       The following table summarizes consolidated cash flow activities by business segment.

($ in millions)	Property-Liability (1)			Allstate Financial (1)			Corporate and Other (1)			Consolidated
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net cash provided by (used in):
Operating activities	$1,373	$2,183	$1,746	$2,407	$2,196	$2,203	$(91)	$(78)	$(39)	$3,689	$4,301	$3,910
Investing activities	(44)	(1,919)	2,012	3,096	4,755	2,779	(720)	604	(1,003)	2,332	3,440	3,788
Financing activities	(8)	(6)	(16)	(5,510)	(7,246)	(5,510)	(553)	(292)	(2,179)	(6,071)	(7,544)	(7,705)

Net (decrease) increase in consolidated cash										$(50)	$197	$(7)

(1)
Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

       Property-Liability    Lower cash provided by operating activities for Property-Liability in 2010 compared to 2009 was primarily due to income tax payments in 2010 compared to income tax refunds in 2009 and lower claim payments. Higher cash provided by operating activities for Property-Liability in 2009 compared to 2008 was primarily due to income tax refunds in 2009 compared to tax payments in 2008 and lower claim payments.

       Lower cash used in investing activities in 2010 compared to 2009 was primarily due to decreased net purchases of fixed income and equity securities and higher net sales of fixed income and equity securities, partially offset by net change in short-term investments. Cash used in investing activities in 2009 compared to cash provided by investing activities in 2008 was primarily due to increased net purchases of fixed income and equity securities, partially offset by net change in short-term investments.

       Allstate Financial    Operating cash flows for Allstate Financial in 2010 were higher than 2009 as higher premiums and tax refunds received were partially offset by lower investment income and higher contract benefits paid. Operating cash flows for Allstate Financial in 2009 were consistent with 2008 as higher income tax refunds and lower expenses were offset by lower net investment income. The increase in income tax refunds received in 2009 was related to the carryback of 2008 ordinary losses to prior tax years.

       Cash flows provided by investing activities in 2010 and 2009 were impacted by reductions of investments to fund reductions in contractholder fund liabilities.

       Lower cash flows used in financing activities in 2010 compared to 2009 were primarily due to decreased maturities and retirements of institutional products, partially offset by lower deposits on fixed annuities. Higher cash flows used in financing activities in 2009 compared to 2008 were primarily due to the absence of issuances of institutional products in 2009 compared to $4.16 billion in 2008 and lower deposits on fixed annuities, partially offset by lower maturities and retirements of institutional products. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

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

       Contractual obligations and commitments    Our contractual obligations as of December 31, 2010 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral (1)	$484	$484	$—	$—	$—
Contractholder funds (2)	57,525	8,761	14,232	9,310	25,222
Reserve for life-contingent contract benefits (2)	38,070	1,413	2,711	2,587	31,359
Long-term debt (3)	12,443	403	1,280	1,530	9,230
Capital lease obligations (3)	45	7	15	8	15
Operating leases (3)	632	199	260	109	64
Unconditional purchase obligations (3)	322	118	157	40	7
Defined benefit pension plans and other postretirement benefit plans (3)(4)	3,035	299	266	274	2,196
Reserve for property-liability insurance claims and claims expense (5)	19,468	8,388	5,886	2,224	2,970
Other liabilities and accrued expenses (6)(7)	3,351	3,076	202	43	30
Net unrecognized tax benefits (8)	25	25	—	—	—

Total contractual cash obligations	$135,400	$23,173	$25,009	$16,125	$71,093

(1)
Liabilities for collateral are typically fully secured with cash or short-term investments. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.
(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, bank deposits and institutional products. The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts and bank deposits, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $48.20 billion for contractholder funds and $13.48 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2010. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)
Our payment obligations relating to long-term debt, capital lease obligations, operating leases, unconditional purchase obligations and pension and other post employment benefits ("OPEB") contributions are managed within the structure of our intermediate to long-term liquidity management program. Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2010 because the long-term debt amount above includes interest.
(4)
The pension plans' obligations in the next 12 months represent our planned contributions, and the remaining years' contributions are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans' obligations are estimated based on the expected benefits to be paid. These liabilities are discounted with respect to interest, and as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $1.57 billion included in other liabilities and accrued expenses on the Consolidated Statements of Financial Position.
(5)
Reserve for property-liability insurance claims and claims expense is an estimate of amounts necessary to settle all outstanding claims, including claims that have been IBNR as of the balance sheet date. We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for IBNR claims. The ultimate cost of losses may vary materially from recorded amounts which are our best estimates. The reserve for property-liability insurance claims and claims expense includes loss reserves related to asbestos and environmental claims as of December 31, 2010, of $1.66 billion and $248 million, respectively.
(6)
Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding. Certain of these long-term liabilities are discounted with respect to interest, as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $3.34 billion.
(7)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $10.59 billion and deferred tax liabilities of $1.71 billion netted in the net deferred tax asset of $784 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $461 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.
(8)
Net unrecognized tax benefits represent our potential future obligation to the taxing authority for a tax position that was not recognized in the consolidated financial statements. We believe it is reasonably possible that the liability balance will be reduced by $25 million within the next twelve months upon the resolution of an outstanding issue resulting from the 2005-2006 Internal Revenue Service examination. The resolution of this obligation may be for an amount different than what we have accrued.

       Our contractual commitments as of December 31, 2010 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commitments – conditional	$196	$144	$1	$3	$48
Other commitments – unconditional	1,472	215	665	449	143

Total commitments	$1,668	$359	$666	$452	$191

       Contractual commitments represent investment commitments such as private placements, limited partnership interests and other loans.

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

ENTERPRISE RISK AND RETURN MANAGEMENT

       Enterprise Risk and Return Management's ("ERRM") role is to support Allstate's continued financial health and success. ERRM is a disciplined, holistic, integrated and interactive approach to risk that:

  •
  Identifies potential risks and events that could significantly impact the Company
  •
  Provides a shared viewpoint and thorough understanding of risks and opportunities
  •
  Creates value by providing analysis of risk-return interrelationships and tradeoff opportunities
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

       Managers, risk professionals and chief risk officers in the various business units design and execute individual risk-return strategies that align with our overall enterprise standards. These include managing exposure to hurricanes and other severe weather events; managing impacts to invested assets and liabilities related to changes in risk-free interest rates, credit spreads, and equity markets; optimizing liquidity levels in light of changing market, economic and business conditions; and implementing practices to effectively identify, monitor and control operational and strategic risks.

       Our comprehensive enterprise stochastic model captures the unique and specific nature and interaction of risks inherent in our various businesses and serves as the foundation of our economic capital framework. We determine an appropriate level of enterprise economic capital to hold considering a broad range of risk perspectives, including capital stress scenarios, risks of financial distress and insolvency, volatility, shareholder value, rating agency constraints and regulatory RBC requirements. Strategic allocation of economic capital to lines of business is based on contribution to enterprise risk, expected return and diversification benefit, and is used for ongoing evaluation of business units and products.

       We adapt our ERRM processes to be fluid and dynamic in changing business and market environments and evolve our risk strategies to target return opportunities as they arise. For continuous ERRM validation and improvement, we benchmark and secure external perspectives on our processes.

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

Item 8.  Financial Statements and Supplementary Data

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Year Ended December 31,
	2010	2009	2008
Revenues
Property-liability insurance premiums (net of reinsurance ceded of $1,092, $1,056 and $1,139)	$25,957	$26,194	$26,967
Life and annuity premiums and contract charges (net of reinsurance ceded of $804, $838 and $900)	2,168	1,958	1,895
Net investment income	4,102	4,444	5,622
Realized capital gains and losses:
Total other-than-temporary impairment losses	(937)	(2,376)	(3,735)
Portion of loss recognized in other comprehensive income	(64)	457	—

Net other-than-temporary impairment loss recognized in earnings	(1,001)	(1,919)	(3,735)
Sales and other realized capital gains and losses	174	1,336	(1,355)

Total realized capital gains and losses	(827)	(583)	(5,090)

	31,400	32,013	29,394

Costs and expenses
Property-liability insurance claims and claims expense (net of reinsurance ceded of $271, $415 and $620)	18,951	18,746	20,064
Life and annuity contract benefits (net of reinsurance ceded of $702, $642 and $1,150)	1,815	1,617	1,612
Interest credited to contractholder funds (net of reinsurance ceded of $32, $32 and $43)	1,807	2,126	2,411
Amortization of deferred policy acquisition costs	4,034	4,754	4,679
Operating costs and expenses	3,281	3,007	3,273
Restructuring and related charges	30	130	23
Interest expense	367	392	351

	30,285	30,772	32,413

Gain (loss) on disposition of operations	11	7	(6)

Income (loss) from operations before income tax expense (benefit)	1,126	1,248	(3,025)
Income tax expense (benefit)	198	394	(1,346)

Net income (loss)	$928	$854	$(1,679)

Earnings per share:
Net income (loss) per share – Basic	$1.72	$1.58	$(3.06)

Weighted average shares – Basic	540.3	539.6	548.3

Net income (loss) per share – Diluted	$1.71	$1.58	$(3.06)

Weighted average shares – Diluted	542.5	540.9	548.3

Cash dividends declared per share	$0.80	$0.80	$1.64

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$928	$854	$(1,679)
Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	1,785	3,446	(4,626)
Unrealized foreign currency translation adjustments	23	41	(74)
Unrecognized pension and other postretirement benefit cost	94	(214)	(724)

Other comprehensive income (loss), after-tax	1,902	3,273	(5,424)

Comprehensive income (loss)	$2,830	$4,127	$(7,103)

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2010	2009
Assets
Investments
Fixed income securities, at fair value (amortized cost $78,786 and $81,243)	$79,612	$78,766
Equity securities, at fair value (cost $4,228 and $4,845)	4,811	5,024
Mortgage loans	6,679	7,935
Limited partnership interests	3,816	2,744
Short-term, at fair value (amortized cost $3,279 and $3,056)	3,279	3,056
Other	2,286	2,308

Total investments	100,483	99,833
Cash	562	612
Premium installment receivables, net	4,839	4,839
Deferred policy acquisition costs	4,769	5,470
Reinsurance recoverables, net	6,552	6,355
Accrued investment income	809	864
Deferred income taxes	784	1,870
Property and equipment, net	921	990
Goodwill	874	875
Other assets	1,605	1,872
Separate Accounts	8,676	9,072

Total assets	$130,874	$132,652

Liabilities
Reserve for property-liability insurance claims and claims expense	$19,468	$19,167
Reserve for life-contingent contract benefits	13,482	12,910
Contractholder funds	48,195	52,582
Unearned premiums	9,800	9,822
Claim payments outstanding	737	742
Other liabilities and accrued expenses	5,564	5,726
Long-term debt	5,908	5,910
Separate Accounts	8,676	9,072

Total liabilities	111,830	115,931

Commitments and Contingent Liabilities (Note 6, 7 and 13)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 533 million and 537 million shares outstanding	9	9
Additional capital paid-in	3,176	3,172
Retained income	31,969	31,492
Deferred ESOP expense	(44)	(47)
Treasury stock, at cost (367 million and 363 million shares)	(15,910)	(15,828)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(190)	(441)
Other unrealized net capital gains and losses	1,089	(1,072)
Unrealized adjustment to DAC, DSI and insurance reserves	36	643

Total unrealized net capital gains and losses	935	(870)
Unrealized foreign currency translation adjustments	69	46
Unrecognized pension and other postretirement benefit cost	(1,188)	(1,282)

Total accumulated other comprehensive loss	(184)	(2,106)

Total shareholders' equity	19,016	16,692
Noncontrolling interest	28	29

Total equity	19,044	16,721

Total liabilities and equity	$130,874	$132,652

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

($ in millions, except per share data)	Year Ended December 31,
	2010	2009	2008

Common stock	$9	$9	$9

Additional capital paid-in
Balance, beginning of year	3,172	3,130	3,052
Equity incentive plans activity	4	42	78

Balance, end of year	3,176	3,172	3,130

Retained income
Balance, beginning of year	31,492	30,207	32,796
Net income (loss)	928	854	(1,679)
Dividends ($0.80, $0.80 and $1.64 per share)	(433)	(432)	(897)
Effects of changing pension plan measurement date	—	—	(13)
Cumulative effect of change in accounting principle	(18)	863	—

Balance, end of year	31,969	31,492	30,207

Deferred ESOP expense
Balance, beginning of year	(47)	(49)	(55)
Payments	3	2	6

Balance, end of year	(44)	(47)	(49)

Treasury stock
Balance, beginning of year	(15,828)	(15,855)	(14,574)
Shares acquired	(166)	(3)	(1,323)
Shares reissued under equity incentive plans, net	84	30	42

Balance, end of year	(15,910)	(15,828)	(15,855)

Accumulated other comprehensive income
Balance, beginning of year	(2,106)	(4,801)	623
Cumulative effect of change in accounting principle	20	(578)	—
Change in unrealized net capital gains and losses	1,785	3,446	(4,626)
Change in unrealized foreign currency translation adjustments	23	41	(74)
Change in unrecognized pension and other postretirement benefit cost	94	(214)	(724)

Balance, end of year	(184)	(2,106)	(4,801)

Total shareholders' equity	19,016	16,692	12,641

Noncontrolling interest
Balance, beginning of year	29	32	51
Cumulative effect of change in accounting principle	10	—	—
Change in noncontrolling interest ownership	(14)	(3)	(19)
Noncontrolling gain	3	—	—

Balance, end of year	28	29	32

Total Equity	$19,044	$16,721	$12,673

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$928	$854	$(1,679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	94	(91)	(376)
Realized capital gains and losses	827	583	5,090
(Gain) loss on disposition of operations	(11)	(7)	6
Interest credited to contractholder funds	1,807	2,126	2,411
Changes in:
Policy benefits and other insurance reserves	238	(577)	626
Unearned premiums	(40)	(247)	(359)
Deferred policy acquisition costs	(94)	514	141
Premium installment receivables, net	10	26	18
Reinsurance recoverables, net	(265)	(85)	(269)
Income taxes	200	1,660	(1,864)
Other operating assets and liabilities	(5)	(455)	165

Net cash provided by operating activities	3,689	4,301	3,910

Cash flows from investing activities
Proceeds from sales
Fixed income securities	22,881	21,359	22,936
Equity securities	4,349	6,894	9,535
Limited partnership interests	505	369	371
Mortgage loans	124	340	279
Other investments	121	520	171
Investment collections
Fixed income securities	5,147	5,556	4,269
Mortgage loans	1,076	1,764	844
Other investments	137	117	98
Investment purchases
Fixed income securities	(25,745)	(29,573)	(14,448)
Equity securities	(3,564)	(8,496)	(9,477)
Limited partnership interests	(1,342)	(784)	(982)
Mortgage loans	(120)	(26)	(500)
Other investments	(181)	(64)	(140)
Change in short-term investments, net	(382)	5,981	(8,283)
Change in other investments, net	(519)	(340)	(474)
Disposition (acquisition) of operations	7	12	(120)
Purchases of property and equipment, net	(162)	(189)	(291)

Net cash provided by investing activities	2,332	3,440	3,788

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,003	20
Repayment of long-term debt	(2)	(752)	(1)
Contractholder fund deposits	2,980	4,150	9,984
Contractholder fund withdrawals	(8,470)	(11,406)	(15,480)
Dividends paid	(430)	(542)	(889)
Treasury stock purchases	(152)	(4)	(1,323)
Shares reissued under equity incentive plans, net	28	3	33
Excess tax benefits on share-based payment arrangements	(7)	(5)	3
Other	(18)	9	(52)

Net cash used in financing activities	(6,071)	(7,544)	(7,705)

Net (decrease) increase in cash	(50)	197	(7)
Cash at beginning of year	612	415	422

Cash at end of year	$562	$612	$415

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

Nature of operations

       Allstate is engaged, principally in the United States, in the property-liability insurance, life insurance, retirement and investment product business. Allstate's primary business is the sale of private passenger auto and homeowners insurance. The Company also sells several other personal property and casualty insurance products, life insurance, annuities, voluntary accident and health insurance, funding agreements, and select commercial property and casualty coverages. Allstate primarily distributes its products through exclusive agencies, financial specialists and independent agencies. Certain products are also sold through call centers and the internet.

       The Allstate Protection segment principally sells private passenger auto and homeowners insurance, with earned premiums accounting for 83% of Allstate's 2010 consolidated revenues. Allstate was the country's second largest insurer for both private passenger auto and homeowners insurance as of December 31, 2009. Allstate Protection, through several companies, is authorized to sell certain property-liability products in all 50 states, the District of Columbia and Puerto Rico. The Company is also authorized to sell certain insurance products in Canada. For 2010, the top geographic locations for premiums earned by the Allstate Protection segment were New York, California, Texas, Florida and Pennsylvania. No other jurisdiction accounted for more than 5% of premiums earned for Allstate Protection.

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

       The Allstate Financial segment sells life insurance, retirement and investment products and voluntary accident and health insurance. The principal individual products are interest-sensitive, traditional and variable life insurance; fixed annuities; and voluntary accident and health insurance. The institutional product line, which the Company offers on an opportunistic basis, consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. Banking products and services have been offered to customers through the Allstate Bank. On February 8, 2011, the Company announced that they reached an agreement to sell substantially all of the deposits of Allstate Bank to Discover Bank and plan to enter into a multi-year distribution and marketing agreement whereby Discover Bank will provide banking products and services to Allstate customers in the future. Allstate Financial does not intend to originate banking products or services after the transaction closes, which is expected to be by mid-year 2011, pending regulatory approval.

       Allstate Financial, through several companies, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2010, the top geographic locations for statutory premiums and annuity considerations for the Allstate Financial segment were California, Florida, Texas, New York and Nebraska. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for Allstate Financial. Allstate Financial distributes its products to individuals through multiple distribution channels, including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), and specialized structured settlement brokers.

       Allstate has exposure to market risk as a result of its investment portfolio. Market risk is the risk that the Company will incur realized and unrealized net capital losses due to adverse changes in interest rates, credit spreads, equity prices, commodity prices, or currency exchange rates. The Company's primary market risk exposures are to changes in interest rates, credit spreads and equity prices. Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of its interest bearing assets and liabilities. This risk arises from many of the Company's primary activities, as it invests substantial funds in interest-sensitive assets and issues interest-sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields. Credit spread risk is the risk that the Company will incur a loss due to adverse changes in credit spreads. This risk arises from many of the Company's primary activities, as the Company invests substantial funds in spread-sensitive fixed income assets. Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

       The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance or annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of the Company's products making them less competitive. Such proposals, if adopted, could have an adverse effect on the Company's financial position or Allstate Financial's ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

2.    Summary of Significant Accounting Policies

Investments

       Fixed income securities include bonds, residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS") and redeemable preferred stocks. Fixed income securities, which may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes, certain life and annuity deferred policy acquisition costs ("DAC"), certain deferred sales inducement costs ("DSI") and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.

       Equity securities primarily include common stocks, exchange traded funds, non-redeemable preferred stocks and real estate investment trust equity investments. Equity securities are designated as available for sale and are carried at fair value. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income.

       Mortgage loans are carried at outstanding principal balances, net of unamortized premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Valuation allowances for impaired loans reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate.

       Investments in limited partnership interests, including interests in private equity/debt funds, real estate funds, hedge funds and tax credit funds, where the Company's interest is so minor that it exercises virtually no influence over operating and financial policies, are accounted for in accordance with the cost method of accounting; otherwise, investments in limited partnership interests are accounted for in accordance with the equity method of accounting.

       Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value. Other investments consist primarily of policy loans, derivatives and bank loans. Policy loans are carried at the unpaid principal balances and were $1.14 billion and $1.13 billion as of December 31, 2010 and 2009, respectively. Derivatives are carried at fair value. Bank loans are primarily senior secured corporate loans and are carried at amortized cost.

       Investment income consists primarily of interest, dividends, income from certain limited partnership interests and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for certain RMBS, CMBS and ABS is determined considering estimated principal repayments obtained from third party data sources and internal estimates. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For beneficial interests in securitized financial assets not of high credit quality, the effective yield is recalculated on a prospective basis. For all other RMBS, CMBS and ABS, the effective yield is recalculated on a retrospective basis. For other-than-temporarily impaired fixed income securities, the effective yield method utilizes the difference between the amortized cost basis at impairment and the cash flows expected to be collected. Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for mortgage loans and bank loans that are in default or when full and timely collection of principal and interest payments is not probable. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value. Income from investments in limited partnership interests accounted for utilizing the cost method of accounting is recognized upon receipt of amounts distributed by the partnerships as investment income. Subsequent to October 1, 2008, income from investments in limited partnership interests accounted for utilizing the equity method of accounting ("EMA limited partnerships") is reported in realized capital gains and losses.

       Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, adjustments to valuation allowances on mortgage loans, periodic changes in the fair value and settlements of certain derivatives including hedge ineffectiveness, and income from EMA limited partnerships. Realized capital gains and losses on investment sales include calls and prepayments and are determined on a specific identification basis. Income from EMA limited partnerships is recognized based on the financial results of the partnership and the Company's proportionate investment interest, and is recognized on a delay due to the availability of the related financial statements. Income recognition on hedge funds is generally on a one month delay and income recognition on private equity/debt funds, real estate funds and tax credit funds is generally on a three month delay.

       The Company recognizes other-than-temporary impairment losses on fixed income securities in earnings when a security's fair value is less than its amortized cost and the Company has made the decision to sell or it is more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis. Additionally, if the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of a fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in other comprehensive income ("OCI"). The Company recognizes other-than-temporary impairment losses on equity securities in earnings when the decline in fair value is considered other than temporary including when the Company does not have the intent and ability to hold the equity security for a period of time sufficient to recover its cost basis.

Derivative and embedded derivative financial instruments

       Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate, equity and commodity), options (including swaptions), interest rate caps and floors, warrants and rights, forward contracts to hedge foreign currency risk, certain investment risk transfer reinsurance agreements, forward sale commitments and certain bond forward purchase commitments. Derivatives required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in certain fixed income securities, equity-indexed life and annuity contracts, reinsured variable annuity contracts and certain funding agreements (see Note 6).

       All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The change in fair value of derivatives embedded in certain fixed income securities and subject to bifurcation is reported in realized capital gains and losses. The change in fair value of derivatives embedded in life and annuity product contracts and subject to bifurcation is reported in life and annuity contract benefits or interest credited to contractholder funds. Cash flows from embedded derivatives requiring bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks, respectively, within the Consolidated Statements of Cash Flows. Cash flows from other derivatives are reported in cash flows from investing activities within the Consolidated Statements of Cash Flows.

       When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk for fair value hedges. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. For a cash flow hedge, this documentation includes the exposure to changes in the variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges, if any, is reported in realized capital gains and losses.

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

       Termination of hedge accounting    If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable or the hedged asset becomes other-than-temporarily impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as non-hedge or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof which has already been recognized in income while the hedge was in place and used to adjust the amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying value of the hedged liability, is amortized over the remaining life of the hedged asset, liability or portion thereof, and reflected in net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied. If the hedged item in a fair value hedge is an asset which has become other-than-temporarily impaired, the adjustment made to the amortized cost for fixed income securities or the carrying value for mortgage loans is subject to the accounting policies applied to other-than-temporarily impaired assets.

       When a derivative instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income. If the derivative instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative instrument used in a cash flow hedge of a forecasted transaction is terminated because it is probable the forecasted transaction will not occur, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied.

       Non-hedge derivative financial instruments    The Company has certain derivatives for which hedge accounting is not applied. The income statement effects, including fair value gains and losses and accrued periodic settlements, of these derivatives are reported on the Consolidated Statements of Operations either in realized capital gains and losses or in a single line item together with the results of the associated asset or liability for which risks are being managed.

Securities loaned

       The Company's business activities include securities lending transactions, which are used primarily to generate net investment income. The proceeds received in conjunction with securities lending transactions are reinvested in short-term investments or fixed income securities. These transactions are short-term in nature, usually 30 days or less.

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

Recognition of premium revenues and contract charges, and related benefits and interest credited

       Property-liability premiums are deferred and earned on a pro-rata basis over the terms of the policies, typically periods of six or twelve months. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premium installment receivables and adjusts its valuation allowance as appropriate. The valuation allowance for uncollectible premium installment receivables was $75 million and $77 million as of December 31, 2010 and 2009, respectively.

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

       Interest-sensitive life contracts, such as universal life and single premium life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and contract charges assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for the cost of insurance (mortality risk), contract administration and surrender of the contract prior to contractually specified dates. These contract charges are recognized as revenue when assessed against the contractholder account balance. Life and annuity contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

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

       Contract charges for variable life and variable annuity products consist of fees assessed against the contractholder account balances for contract maintenance, administration, mortality, expense and surrender of the contract prior to contractually specified dates. Contract benefits incurred for variable annuity products include guaranteed minimum death, income, withdrawal and accumulation benefits. Substantially all of the Company's variable annuity business is ceded through reinsurance agreements and the contract charges and contract benefits related thereto are reported net of reinsurance ceded.

Deferred policy acquisition and sales inducement costs

       Costs that vary with and are primarily related to acquiring property-liability insurance, life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration, premium taxes, inspection costs, and certain underwriting and direct mail solicitation expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuity and interest-sensitive life contracts. These sales inducements are primarily in the form of additional credits to the customer's account balance or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Consolidated Statements of Operations. DAC associated with property-liability insurance is amortized into income as premiums are earned, typically over periods of six or twelve months, and is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. Future investment income is considered in determining the recoverability of DAC. Amortization of DAC associated with life insurance and investment contracts is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations and is described in more detail below. DSI is amortized into income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Consolidated Statements of Operations. DAC and DSI are periodically reviewed for recoverability and adjusted if necessary.

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

       For interest-sensitive life, fixed annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities. The cumulative DAC and DSI amortization is reestimated and adjusted by a cumulative charge or credit to results of operations when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP. When DAC or DSI amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC or DSI balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements. Negative amortization is only recorded when the increased DAC or DSI balance is determined to be recoverable based on facts and circumstances. Recapitalization of DAC and DSI is limited to the originally deferred costs plus interest.

       AGP and EGP consist primarily of the following components: contract charges for the cost of insurance less mortality costs and other benefits; investment income and realized capital gains and losses less interest credited; and surrender and other contract charges less maintenance expenses. The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable. For products whose supporting investments are exposed to capital losses in excess of the Company's expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC and DSI amortization may be modified to exclude the excess capital losses.

       The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life, fixed annuities and other investment contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC and DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively.

       The DAC and DSI balances presented include adjustments to reflect the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized capital gains or losses in the respective product investment portfolios were actually realized. The adjustments are recorded net of tax in accumulated other comprehensive income. DAC, DSI and deferred income taxes determined on unrealized capital gains and losses and reported in accumulated other comprehensive income recognize the impact on shareholders' equity consistently with the amounts that would be recognized in the income statement on realized capital gains and losses.

       Customers of the Company may exchange one insurance policy or investment contract for another offered by the Company, or make modifications to an existing investment, life or property-liability contract issued by the Company. These transactions are identified as internal replacements for accounting purposes. Internal replacement transactions determined to result in replacement contracts that are substantially unchanged from the replaced contracts are accounted for as continuations of the replaced contracts. Unamortized DAC and DSI related to the replaced contracts continue to be deferred and amortized in connection with the replacement contracts. For interest-sensitive life insurance and investment contracts, the EGP of the replacement contracts are treated as a revision to the EGP of the replaced contracts in the determination of amortization of DAC and DSI. For traditional life and property-liability insurance policies, any changes to unamortized DAC that result from replacement contracts are treated as prospective revisions. Any costs associated with the issuance of replacement contracts are characterized as maintenance costs and expensed as incurred.

       Internal replacement transactions determined to result in a substantial change to the replaced contracts are accounted for as an extinguishment of the replaced contracts, and any unamortized DAC and DSI related to the replaced contracts are eliminated with a corresponding charge to amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively.

       The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $133 million and $158 million as of December 31, 2010 and 2009, respectively. Amortization expense of the present value of future profits was $23 million, $28 million and $21 million in 2010, 2009 and 2008, respectively.

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

Goodwill

       Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $456 million and $418 million as of December 31, 2010 and $457 million and $418 million as of December 31, 2009 for the Allstate Protection segment and the Allstate Financial segment, respectively. The Company annually evaluates goodwill for impairment using a trading multiple analysis, which is a widely accepted valuation technique to estimate the fair value of its reporting units. If conditions warrant, a discounted cash flow analysis may also be used. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. Goodwill impairment evaluations indicated no impairment as of December 31, 2010 or 2009.

Property and equipment

       Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Certain facilities and equipment held under capital leases are also classified as property and equipment with the related lease obligations recorded as liabilities. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $2.41 billion and $2.32 billion as of December 31, 2010 and 2009, respectively. Depreciation expense on property and equipment was $239 million, $256 million and $240 million in 2010, 2009 and 2008, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

       The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses (see Note 8). These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. To the extent that unrealized gains on fixed income securities would result in a premium deficiency if those gains were realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of unrealized net capital gains included in accumulated other comprehensive income.

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

       Absent any contract provision wherein the Company provides a guarantee, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. Substantially all of the Company's variable annuity business was reinsured beginning in 2006.

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

Off-balance-sheet financial instruments

       Commitments to invest, commitments to purchase private placement securities, commitments to extend loans, financial guarantees and credit guarantees have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Consolidated Statements of Financial Position (see Note 6 and Note 13).

Consolidation of variable interest entities ("VIEs")

       The Company consolidates VIEs when it is the primary beneficiary. A primary beneficiary is the entity with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE (see Note 11).

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

Earnings per share

       Basic earnings per share is computed using the weighted average number of common shares outstanding, including unvested participating restricted stock units. Diluted earnings per share is computed using the weighted average number of common and dilutive potential common shares outstanding. For the Company, dilutive potential common shares consist of outstanding stock options and unvested non-participating restricted stock units.

       The computation of basic and diluted earnings per share for the years ended December 31 is presented in the following table.

($ in millions, except per share data)	2010	2009	2008
Numerator:
Net income (loss)	$928	$854	$(1,679)

Denominator:
Weighted average common shares outstanding	540.3	539.6	548.3
Effect of dilutive potential common shares:
Stock options	2.0	1.3	—
Restricted stock units (non-participating)	0.2	—	—

Weighted average common and dilutive potential common shares outstanding	542.5	540.9	548.3

Earnings per share – Basic	$1.72	$1.58	$(3.06)
Earnings per share – Diluted	$1.71	$1.58	$(3.06)

       The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 26.7 million, 25.9 million and 27.1 million Allstate common shares, with exercise prices ranging from $27.36 to $64.53, $23.13 to $65.38 and $28.41 to $65.38, were outstanding for the years ended December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share in those years.

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

Adopted accounting standards

Disclosures about Fair Value Measurements

       In January 2010, the Financial Accounting Standards Board ("FASB") issued new accounting guidance which expands disclosure requirements relating to fair value measurements. The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities. Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required. The Company adopted the provisions of the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010. Disclosures are not required for earlier periods presented for comparative purposes. The new guidance affects disclosures only; and therefore, the adoption had no impact on the Company's results of operations or financial position.

Consolidation of Variable Interest Entities

       In June 2009, the FASB issued new accounting guidance which requires an entity to perform a qualitative analysis to determine whether it holds a controlling financial interest (i.e., is a primary beneficiary) in a VIE. The analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The Company adopted the new guidance as of January 1, 2010. The adoption resulted in the consolidation of four VIEs for which the Company concluded it is the primary beneficiary as of January 1, 2010.

       Two of the consolidated VIEs hold investments managed by Allstate Investment Management Company ("AIMCO"), a subsidiary of the Company. Consolidation as of January 1, 2010 resulted in an increase in total assets of $696 million, an increase in total liabilities of $679 million, an increase in retained income of $7 million and an increase in noncontrolling interest of $10 million. During the first quarter of 2010, the Company sold substantially all its variable interests in these two VIEs. As a result, the Company deconsolidated the VIEs as of March 26, 2010. The Consolidated Statement of Operations for the year ended December 31, 2010 reflects the effect of the consolidation for the portion of the year the Company was the primary beneficiary, which was not material.

       The adoption also resulted in the consolidation of two insurance company affiliates, Allstate Texas Lloyds and Allstate County Mutual Insurance Company, that underwrite homeowners and auto insurance policies, respectively, and reinsure all of their net business to AIC. Consolidation as of January 1, 2010 resulted in an increase in total assets of $38 million, an increase in total liabilities of $34 million, an increase in retained income of $3 million and an increase in unrealized net capital gains and losses of $1 million.

       In the normal course of investing activities, the Company invests in variable interests issued by VIEs. These variable interests include structured investments such as RMBS, CMBS and ABS as well as limited partnerships, special purpose entities and trusts. For these variable interests, the Company concluded it is not the primary beneficiary due to the amount of the Company's interest in the VIEs and the Company's lack of power to direct the activities that are most significant to the economic performance of the VIEs. The Company's maximum exposure to loss on these interests is limited to the amount of the Company's investment, including future funding commitments, as applicable.

Embedded Credit Derivatives Scope Exception

       In March 2010, the FASB issued accounting guidance clarifying the scope exception for embedded credit derivative features, including those in certain collateralized debt obligations and synthetic collateralized debt obligations. Embedded credit derivative features related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another continue to qualify for the scope exception. Other embedded credit derivative features must be analyzed for potential bifurcation and separate accounting as a derivative, with periodic changes in fair value recorded in net income. The adoption of the new guidance as of July 1, 2010 resulted in the bifurcation of the credit default swaps embedded in synthetic collateralized debt obligations purchased after January 1, 2007, and the related net unrealized capital losses were reclassified from accumulated other comprehensive income to retained income. The cumulative effect of adoption, net of related DAC, DSI and tax adjustments, was a $19 million increase in unrealized net capital gains and losses, a $9 million decrease in total assets and a $28 million decrease in retained income.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

       In July 2010, the FASB issued guidance requiring expanded disclosures relating to the credit quality of financing receivables and the related allowances for credit losses. The new guidance requires a greater level of disaggregated information, as well as additional disclosures about credit quality indicators, past due information and modifications of its financing receivables. The new guidance is effective for reporting periods ending after December 15, 2010, except for disclosures related to troubled debt restructurings which have been deferred until reporting periods ending after December 15, 2011. The new guidance affects disclosures only; and therefore, the adoption as of December 31, 2010 had no impact on the Company's results of operations or financial position.

Pending accounting standards

Consolidation Analysis Considering Investments Held through Separate Accounts

       In April 2010, the FASB issued guidance clarifying that an insurer is not required to combine interests in investments held in a qualifying separate account with its interests in the same investments held in the general account when performing a consolidation evaluation. The guidance is effective for fiscal years and interim periods beginning after December 15, 2010 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's results of operations or financial position.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

       In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The guidance specifies that the costs must be based on successful efforts. The guidance also specifies that advertising costs only should be included as deferred acquisition costs if the direct-response advertising accounting criteria are met. The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted. The Company is in process of evaluating the impact of adoption on the Company's results of operations and financial position.

Disclosure of Supplementary Pro Forma Information for Business Combinations

       In December 2010, the FASB issued disclosure guidance for entities that enter into business combinations that are material. The guidance specifies that if an entity presents comparative financial statements, the entity should disclose proforma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The guidance is effective prospectively for business combinations entered into on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company will adopt the guidance for any business combinations entered into on or after January 1, 2011.

3.    Supplemental Cash Flow Information

       Non-cash investment exchanges, including modifications of certain mortgage loans, fixed income securities, limited partnerships and other investments, as well as mergers completed with equity securities, totaled $664 million, $485 million and $37 million for the years ended December 31, 2010, 2009 and 2008, respectively.

       Liabilities for collateral received in conjunction with the Company's securities lending activities were $461 million, $449 million and $320 million as of December 31, 2010, 2009 and 2008, respectively, and are reported in other liabilities and accrued expenses in the Consolidated Statements of Financial Position. Obligations to return cash collateral for over-the-counter ("OTC") derivatives were $23 million, $209 million and $20 million as of December 31, 2010, 2009 and 2008, respectively, and are reported in other liabilities and accrued expenses or other investments. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Net change in proceeds managed
Net change in fixed income securities	$—	$—	$559
Net change in short-term investments	171	(316)	2,562

Operating cash flow provided (used)	171	(316)	3,121
Net change in cash	3	(2)	—

Net change in proceeds managed	$174	$(318)	$3,121

Net change in liabilities
Liabilities for collateral, beginning of year	$(658)	$(340)	$(3,461)
Liabilities for collateral, end of year	(484)	(658)	(340)

Operating cash flow (used) provided	$(174)	$318	$(3,121)

4.    Investments

Fair values

       The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)		Gross unrealized
	Amortized cost			Fair value
		Gains	Losses
December 31, 2010
U.S. government and agencies	$8,320	$327	$(51)	$8,596
Municipal	16,201	379	(646)	15,934
Corporate	36,260	1,816	(421)	37,655
Foreign government	2,821	347	(10)	3,158
RMBS	8,509	216	(732)	7,993
CMBS	2,213	58	(277)	1,994
ABS	4,425	113	(294)	4,244
Redeemable preferred stock	37	1	—	38

Total fixed income securities	$78,786	$3,257	$(2,431)	$79,612

($ in millions)		Gross unrealized
	Amortized cost			Fair value
		Gains	Losses
December 31, 2009
U.S. government and agencies	$7,333	$219	$(16)	$7,536
Municipal	21,683	537	(940)	21,280
Corporate	32,770	1,192	(847)	33,115
Foreign government	2,906	306	(15)	3,197
RMBS	9,487	130	(1,630)	7,987
CMBS	3,511	30	(955)	2,586
ABS	3,514	62	(550)	3,026
Redeemable preferred stock	39	1	(1)	39

Total fixed income securities	$81,243	$2,477	$(4,954)	$78,766

Scheduled maturities

       The scheduled maturities for fixed income securities are as follows as of December 31, 2010:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$3,147	$3,185
Due after one year through five years	23,905	24,688
Due after five years through ten years	16,551	17,484
Due after ten years	22,249	22,018

	65,852	67,375
RMBS and ABS	12,934	12,237

Total	$78,786	$79,612

       Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity. CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

       Net investment income for the years ended December 31 is as follows:

($ in millions)	2010	2009	2008
Fixed income securities	$3,737	$3,998	$4,783
Equity securities	90	80	120
Mortgage loans	385	498	618
Limited partnership interests	40	17	62
Short-term investments	8	27	195
Other	19	(10)	54

Investment income, before expense	4,279	4,610	5,832
Investment expense	(177)	(166)	(210)

Net investment income	$4,102	$4,444	$5,622

Realized capital gains and losses

       Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Fixed income securities	$(366)	$(302)	$(2,781)
Equity securities	153	181	(1,149)
Mortgage loans	(71)	(144)	(94)
Limited partnership interests	57	(446)	(194)
Derivatives	(600)	206	(821)
Other	—	(78)	(51)

Realized capital gains and losses	$(827)	$(583)	$(5,090)

       Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Impairment write-downs	$(797)	$(1,562)	$(1,983)
Change in intent write-downs	(204)	(357)	(1,752)

Net other-than-temporary impairment ("OTTI") losses recognized in earnings	(1,001)	(1,919)	(3,735)
Sales	686	1,272	(464)
Valuation of derivative instruments	(427)	367	(1,280)
Settlements of derivative instruments	(174)	(162)	486
EMA limited partnership income	89	(141)	(97)

Realized capital gains and losses	$(827)	$(583)	$(5,090)

       Gross gains of $819 million, $1.21 billion and $718 million and gross losses of $435 million, $373 million and $485 million were realized on sales of fixed income securities during 2010, 2009 and 2008, respectively.

       Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2010			2009
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(203)	$24	$(179)	$(140)	$10	$(130)
Corporate	(68)	2	(66)	(213)	(13)	(226)
Foreign government	—	—	—	(17)	—	(17)
RMBS	(381)	(47)	(428)	(672)	384	(288)
CMBS	(94)	(27)	(121)	(411)	102	(309)
ABS	(14)	(16)	(30)	(208)	(26)	(234)

Total fixed income securities	(760)	(64)	(824)	(1,661)	457	(1,204)
Equity securities	(57)	—	(57)	(264)	—	(264)
Mortgage loans	(71)	—	(71)	(103)	—	(103)
Limited partnership interests	(46)	—	(46)	(308)	—	(308)
Other	(3)	—	(3)	(40)	—	(40)

Other-than-temporary impairment losses	$(937)	$(64)	$(1,001)	$(2,376)	$457	$(1,919)

       The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities as of December 31, which were not included in earnings, are presented in the following table. The amount excludes $322 million and $192 million as of December 31, 2010 and

2009, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	2010	2009
Municipal	$(27)	$(10)
Corporate	(31)	(51)
RMBS	(467)	(594)
CMBS	(49)	(127)
ABS	(41)	(89)

Total	$(615)	$(871)

       Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2010	2009
Beginning balance	$(1,187)	$—
Beginning balance of cumulative credit loss for securities held as of April 1, 2009	—	(1,357)
Cumulative effect of change in accounting principle	81	—
Additional credit loss for securities previously other-than-temporarily impaired	(314)	(136)
Additional credit loss for securities not previously other-than-temporarily impaired	(312)	(518)
Reduction in credit loss for securities disposed or collected	638	824
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	43	—
Change in credit loss due to accretion of increase in cash flows	5	—

Ending balance	$(1,046)	$(1,187)

       The Company uses its best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security's original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in accumulated other comprehensive income. If the Company determines that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

Unrealized net capital gains and losses

       Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

		Gross unrealized
	Fair value			Unrealized net gains (losses)
($ in millions) December 31, 2010		Gains	Losses
Fixed income securities (1)	$79,612	$3,257	$(2,431)	$826
Equity securities	4,811	646	(63)	583
Short-term investments	3,279	—	—	—
Derivative instruments (2)	(17)	2	(24)	(22)

Unrealized net capital gains and losses, pre-tax				1,387
Amounts recognized for:
Insurance reserves (3)				(41)
DAC and DSI (4)				97

Amounts recognized				56
Deferred income taxes				(508)

Unrealized net capital gains and losses, after-tax				$935

(1)
Unrealized net capital gains and losses for fixed income securities as of December 31, 2010 comprises $(293) million related to unrealized net capital losses on fixed income securities with OTTI and $1.12 billion related to other unrealized net capital gains and losses.
(2)
Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.
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

		Gross unrealized
	Fair value			Unrealized net gains (losses)
December 31, 2009		Gains	Losses
Fixed income securities (1)	$78,766	$2,477	$(4,954)	$(2,477)
Equity securities	5,024	381	(202)	179
Short-term investments	3,056	—	—	—
Derivative instruments (2)	(20)	2	(25)	(23)

Unrealized net capital gains and losses, pre-tax				(2,321)
Amounts recognized for:
Insurance reserves				—
DAC and DSI				990

Amounts recognized				990
Deferred income taxes				461

Unrealized net capital gains and losses, after-tax				$(870)

(1)
Unrealized net capital gains and losses for fixed income securities as of December 31, 2009 comprises $(679) million related to unrealized net capital losses on fixed income securities with OTTI and $(1.80) billion related to other unrealized net capital gains and losses.
(2)
Included in the fair value of derivative instruments are $(2) million classified as assets and $18 million classified as liabilities.

Change in unrealized net capital gains and losses

       The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2010	2009	2008
Fixed income securities	$3,303	$6,019	$(9,452)
Equity securities	404	511	(1,322)
Short-term investments	—	(3)	3
Derivative instruments	1	(34)	44

Total	3,708	6,493	(10,727)
Amounts recognized for:
Insurance reserves	(41)	378	681
DAC and DSI	(893)	(2,510)	2,988

(Decrease) increase in amounts recognized	(934)	(2,132)	3,669
Deferred income taxes	(969)	(1,493)	2,432

Increase (decrease) in unrealized net capital gains and losses	$1,805	$2,868	$(4,626)

Portfolio monitoring

       The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

       For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made the decision to sell or whether it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, the security's decline in fair value is considered other than temporary and is recorded in earnings.

       If the Company has not made the decision to sell the fixed income security and it is not more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis, the Company evaluates whether it expects to receive cash flows sufficient to recover the entire amortized cost basis of the security. The Company calculates the estimated recovery value by discounting the best estimate of future cash flows at the security's original or current effective rate, as appropriate, and compares this to the amortized cost of the security. If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in other comprehensive income.

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

       The Company's portfolio monitoring process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security. Inherent in the Company's evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost.

       The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months			12 months or more
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
December 31, 2010
Fixed income securities
U.S. government and agencies	32	$2,081	$(51)	—	$—	$—	$(51)
Municipal	847	4,130	(175)	411	2,715	(471)	(646)
Corporate	438	5,994	(186)	150	1,992	(235)	(421)
Foreign government	33	277	(9)	1	10	(1)	(10)
RMBS	280	583	(12)	422	1,939	(720)	(732)
CMBS	14	158	(3)	114	835	(274)	(277)
ABS	68	762	(8)	133	1,313	(286)	(294)

Total fixed income securities (1)	1,712	13,985	(444)	1,231	8,804	(1,987)	(2,431)
Equity securities	773	610	(48)	44	91	(15)	(63)

Total fixed income and equity securities	2,485	$14,595	$(492)	1,275	$8,895	$(2,002)	$(2,494)

Investment grade fixed income securities	1,607	$13,280	$(408)	857	$6,217	$(943)	$(1,351)
Below investment grade fixed income securities	105	705	(36)	374	2,587	(1,044)	(1,080)

Total fixed income securities	1,712	$13,985	$(444)	1,231	$8,804	$(1,987)	$(2,431)

December 31, 2009
Fixed income securities
U.S. government and agencies	38	$3,523	$(16)	—	$—	$—	$(16)
Municipal	761	3,646	(123)	747	5,024	(817)	(940)
Corporate	399	5,072	(178)	421	5,140	(669)	(847)
Foreign government	50	505	(15)	1	1	—	(15)
RMBS	387	1,092	(23)	453	2,611	(1,607)	(1,630)
CMBS	25	232	(4)	259	1,790	(951)	(955)
ABS	39	352	(20)	173	1,519	(530)	(550)
Redeemable preferred stock	1	—	—	1	21	(1)	(1)

Total fixed income securities (1)	1,700	14,422	(379)	2,055	16,106	(4,575)	(4,954)
Equity securities	1,665	1,349	(113)	28	450	(89)	(202)

Total fixed income and equity securities	3,365	$15,771	$(492)	2,083	$16,556	$(4,664)	$(5,156)

Investment grade fixed income securities	1,587	$13,891	$(293)	1,561	$13,127	$(2,848)	$(3,141)
Below investment grade fixed income securities	113	531	(86)	494	2,979	(1,727)	(1,813)

Total fixed income securities	1,700	$14,422	$(379)	2,055	$16,106	$(4,575)	$(4,954)

(1)
Gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which the Company has recorded a credit loss in earnings total $10 million for the less than 12 month category and $408 million for the 12 months or greater category as of December 31, 2010 and $20 million for the less than 12 month category and $729 million for the 12 months or greater category as of December 31, 2009.

       As of December 31, 2010, $1.12 billion of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $1.12 billion, $853 million are related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

       As of December 31, 2010, the remaining $1.37 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $498 million of these unrealized losses were evaluated based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $1.37 billion, $868 million are related to below investment grade fixed income securities and $11 million are related to equity securities. Of these amounts, $794 million of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of December 31, 2010. Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations.

       RMBS, CMBS and ABS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities' positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for RMBS and ABS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable. Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying securities, taking into consideration credit enhancements from reliable bond insurers, where applicable. Unrealized losses on equity securities are primarily related to equity market fluctuations.

       As of December 31, 2010, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2010, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

       As of December 31, 2010 and 2009, the carrying value of equity method limited partnership interests totaled $2.47 billion and $1.64 billion, respectively. The Company recognizes an impairment loss for equity method investments when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. In 2010, 2009 and 2008, the Company had write-downs related to equity method limited partnership interests of $1 million, $11 million and $29 million, respectively.

       As of December 31, 2010 and 2009, the carrying value for cost method limited partnership interests was $1.35 billion and $1.10 billion, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee's capital. Additionally, the Company's portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds. The Company had write-downs related to cost method investments in 2010, 2009 and 2008 of $45 million, $297 million and $83 million, respectively.

Mortgage loans

       The Company's mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located throughout the United States and totaled, net of valuation allowance, $6.68 billion and $7.94 billion as of December 31, 2010 and 2009, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage portfolio carrying value)	2010	2009
California	23.2%	22.6%
Illinois	9.4	9.4
New York	6.6	6.3
New Jersey	6.5	5.9
Pennsylvania	5.6	6.0
Texas	5.3	5.0

       The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage portfolio carrying value)	2010	2009
Office buildings	32.1%	35.3%
Retail	27.3	24.2
Warehouse	21.9	23.2
Apartment complex	12.8	11.9
Other	5.9	5.4

Total	100.0%	100.0%

       The contractual maturities of the mortgage loan portfolio as of December 31, 2010, excluding $62 million of mortgage loans in the process of foreclosure, are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2011	55	$624	9.4%
2012	85	806	12.2
2013	76	655	9.9
2014	77	1,029	15.5
Thereafter	347	3,503	53.0

Total	640	$6,617	100.0%

       Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Mortgage loan valuation allowances are charged off when there is no reasonable expectation of recovery.

       Accrual of income is suspended for mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable. Cash receipts on mortgage loans on nonaccrual status are generally recorded as a reduction of carrying value.

       Debt service coverage ratio is considered a key credit quality indicator when mortgage loans are evaluated for impairment. Debt service coverage ratio represents the amount of estimated cash flows from the property available to the borrower to meet principal and interest payment obligations. Debt service coverage ratio estimates are updated annually or more frequently if conditions are warranted based on the Company's credit monitoring process. The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans as of December 31, 2010, summarized by debt service coverage ratio distribution:

($ in millions) Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$280	$—	$280
1.0 - 1.25	1,583	16	1,599
1.26 - 1.50	1,520	5	1,525
Above 1.50	2,540	546	3,086

Total non-impaired mortgage loans	$5,923	$567	$6,490

       Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees.

       The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2010	2009
Impaired mortgage loans with a valuation allowance	$168	$367
Impaired loans without a valuation allowance	21	16

Total impaired mortgage loans	$189	$383

Valuation allowance on impaired mortgage loans	$84	$95

       The average balance of impaired loans was $278 million, $327 million and $44 million during 2010, 2009 and 2008, respectively.

       The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2010	2009	2008
Beginning balance	$95	$4	$—
Net increase in valuation allowance	65	97	4
Charge offs	(76)	(6)	—

Ending balance	$84	$95	$4

       Past due mortgage loans carrying value as of December 31, 2010 is as follows:

($ in millions)
Less than 90 days past due	$12
90 days or greater past due	78

Total past due	90
Current loans	6,589

Total mortgage loans	$6,679

Municipal bonds

       The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio as of December 31. No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2010	2009
California	12.3%	13.3%
Texas	10.1	8.9
Florida	5.8	5.9
Illinois	4.4	5.3

Concentration of credit risk

       As of December 31, 2010, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company's shareholders' equity.

Securities loaned

       The Company's business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2010 and 2009, fixed income securities with a carrying value of $448 million and $434 million, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $2 million in both 2010 and 2009 and $48 million in 2008.

Other investment information

       Included in fixed income securities are below investment grade assets totaling $6.66 billion and $4.98 billion as of December 31, 2010 and 2009, respectively.

       As of December 31, 2010, fixed income securities and short-term investments with a carrying value of $281 million were on deposit with regulatory authorities as required by law.

       As of December 31, 2010, the carrying value of fixed income securities that were non-income producing was $35 million.

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

       The second situation where the Company classifies securities in Level 3 is where specific inputs significant to the fair value estimation models are not market observable. This occurs in two primary instances. The first relates to the Company's use of broker quotes. The second relates to auction rate securities ("ARS") backed by student loans for which a key input, the anticipated date liquidity will return to this market, is not market observable.

       Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the consolidated financial statements. In addition, derivatives embedded in fixed income securities are not disclosed in the hierarchy as free-standing derivatives since they are presented with the host contracts in fixed income securities. As of December 31, 2010, 74.1% of total assets are measured at fair value and 0.9% of total liabilities are measured at fair value.

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

    RMBS – U.S. government sponsored entities ("U.S. Agency"), Prime residential mortgage-backed securities ("Prime") and Alt-A residential mortgage-backed securities ("Alt-A"); ABS – auto and student loans and other:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.

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

  •
  Equity securities:  The primary inputs to the valuation include quoted prices or quoted net asset values for identical or similar assets in markets that are not active.

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

Level 3 measurements

  •
  Fixed income securities:

    Municipal:  ARS primarily backed by student loans that have become illiquid due to failures in the auction market are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including estimates of future coupon rates if auction failures continue, the anticipated date liquidity will return to the market and illiquidity premium. Also included are municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners ("NAIC"), and other high-yield municipal bonds. The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.

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

    Foreign government:  Valued based on non-binding broker quotes.

    RMBS – Subprime residential mortgage-backed securities ("Subprime") and Alt-A:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads. Also included are Subprime and Alt-A securities that are valued based on non-binding broker quotes. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, Subprime and certain Alt-A securities are categorized as Level 3.

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

    ABS – Collateralized debt obligations ("CDO"):  Valued based on non-binding broker quotes received from brokers who are familiar with the investments. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all CDO are categorized as Level 3.

    ABS – student loans and other:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads. Also included are ABS that are valued based on non-binding broker quotes. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain ABS are categorized as Level 3.

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

  •
  Contractholder funds:  Derivatives embedded in certain life and annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities. The models primarily use stochastically determined cash flows based on the contractual elements of embedded derivatives, projected option cost and applicable market data, such as interest rate yield curves and equity index volatility assumptions. These are categorized as Level 3 as a result of the significance of non-market observable inputs.

Assets and liabilities measured at fair value on a non-recurring basis

       Mortgage loans written-down to fair value in connection with recognizing impairments are valued based on the fair value of the underlying collateral less costs to sell. Limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments are valued using net asset values.

       The following table summarizes the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2010:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2010
Assets
Fixed income securities:
U.S. government and agencies	$4,976	$3,620	$—		$8,596
Municipal	—	13,918	2,016		15,934
Corporate	—	35,747	1,908		37,655
Foreign government	—	3,158	—		3,158
RMBS	—	6,199	1,794		7,993
CMBS	—	1,071	923		1,994
ABS	—	1,827	2,417		4,244
Redeemable preferred stock	—	37	1		38

Total fixed income securities	4,976	65,577	9,059		79,612
Equity securities	4,316	432	63		4,811
Short-term investments	174	3,105	—		3,279
Other investments:
Free-standing derivatives	—	651	74	$(286)	439
Separate account assets	8,676	—	—		8,676
Other assets	—	—	1		1

Total recurring basis assets	18,142	69,765	9,197	(286)	96,818
Non-recurring basis (1)	—	—	120		120

Total assets at fair value	$18,142	$69,765	$9,317	$(286)	$96,938

% of total assets at fair value	18.7%	72.0%	9.6%	(0.3)%	100.0%
Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$—	$—	$(653)	—	$(653)
Other liabilities:
Free-standing derivatives	(2)	(529)	(95)	$263	(363)

Total liabilities at fair value	$(2)	$(529)	$(748)	$263	$(1,016)

% of total liabilities at fair value	0.2%	52.1%	73.6%	(25.9)%	100.0%

(1)
Includes $111 million of mortgage loans and $9 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

       The following table summarizes the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2009:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2009
Assets
Fixed income securities:
U.S. government and agencies	$4,415	$3,121	$—		$7,536
Municipal	—	18,574	2,706		21,280
Corporate	—	30,874	2,241		33,115
Foreign government	—	3,177	20		3,197
RMBS	—	6,316	1,671		7,987
CMBS	—	1,182	1,404		2,586
ABS	—	1,025	2,001		3,026
Redeemable preferred stock	—	37	2		39

Total fixed income securities	4,415	64,306	10,045		78,766
Equity securities	4,821	134	69		5,024
Short-term investments	278	2,778	—		3,056
Other investments:
Free-standing derivatives	—	882	146	$(482)	546
Separate account assets	9,072	—	—		9,072
Other assets	—	—	2		2

Total recurring basis assets	18,586	68,100	10,262	(482)	96,466
Non-recurring basis (1)	—	—	235		235

Total assets at fair value	$18,586	$68,100	$10,497	$(482)	$96,701

% of total assets at fair value	19.2%	70.4%	10.9%	(0.5)%	100.0%
Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$—	$(217)	$(110)		$(327)
Other liabilities:
Free-standing derivatives	(2)	(596)	(91)	$276	(413)

Total liabilities at fair value	$(2)	$(813)	$(201)	$276	$(740)

% of total liabilities at fair value	0.3%	109.9%	27.1%	(37.3)%	100.0%

(1)
Includes $211 million of mortgage loans and $24 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

       The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2010.

		Total realized and unrealized gains (losses) included in:
($ in millions)
			OCI on Statement of Financial Position
	Balance as of December 31, 2009	Net income (1)		Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of December 31, 2010
Assets
Fixed income securities:
Municipal	$2,706	$(40)	$46	$(588)	$38	$(146)	$2,016
Corporate	2,241	5	115	(167)	444	(730)	1,908
Foreign government	20	—	—	(20)	—	—	—
RMBS	1,671	(421)	736	(135)	—	(57)	1,794
CMBS	1,404	(233)	592	(526)	107	(421)	923
ABS	2,001	55	275	553	—	(467)	2,417
Redeemable preferred stock	2	—	—	(1)	—	—	1

Total fixed income securities	10,045	(634)	1,764	(884)	589	(1,821)	9,059
Equity securities	69	8	5	(12)	—	(7)	63
Other investments:
Free-standing derivatives, net	55	(202)	—	126	—	—	(21	) (2)
Other assets	2	(1)	—	—	—	—	1

Total recurring Level 3 assets	$10,171	$(829)	$1,769	$(770)	$589	$(1,828)	$9,102

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(110)	$(31)	$—	$3	$(515)	$—	$(653)

Total recurring Level 3 liabilities	$(110)	$(31)	$—	$3	$(515)	$—	$(653)

(1)
The effect to net income totals $(860) million and is reported in the Consolidated Statements of Operations as follows: $(901) million in realized capital gains and losses, $73 million in net investment income, $1 million in interest credited to contractholder funds and $31 million in life and annuity contract benefits.
(2)
Comprises $74 million of assets and $95 million of liabilities.

       Transfers between level categorizations may occur due to changes in the availability of market observable inputs, which generally are caused by changes in market conditions such as liquidity, trading volume or bid-ask spreads. Transfers between level categorizations may also occur due to changes in the valuation source. For example, in situations where a fair value quote is not provided by the Company's independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote, the security is transferred into Level 3. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. Therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the Level 3 rollforward table.

       There were no transfers between Level 1 and Level 2 during 2010.

       During 2010, certain CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and the availability of market observable quoted prices for similar assets. When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach. Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

       Transfers into Level 3 during 2010, including those related to Corporate fixed income securities, included situations where a fair value quote was not provided by the Company's independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote resulting in the security being classified as Level 3. Transfers out of Level 3 during 2010, including those related to Corporate fixed income securities, included situations where a broker quote was used in the prior period and a fair value quote became available from the Company's independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

       Transfers into Level 3 during 2010 also included derivatives embedded in equity-indexed life and annuity contracts due to refinements in the valuation modeling resulting in an increase in significance of non-market observable inputs.

       The following table provides the total gains and (losses) included in net income during 2010 for Level 3 assets and liabilities still held as of December 31, 2010.

($ in millions)
Assets
Fixed income securities:
Municipal	$(33)
Corporate	40
RMBS	(292)
CMBS	(28)
ABS	60

Total fixed income securities	(253)
Equity securities
Other investments:	(3)
Free-standing derivatives, net	(61)
Other assets	(1)

Total recurring Level 3 assets	$(318)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(31)

Total recurring Level 3 liabilities	$(31)

       The amounts in the table above represent gains and losses included in net income during 2010 for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(349) million in 2010 and are reported in the Consolidated Statements of Operations as follows: $(402) million in realized capital gains and losses, $86 million in net investment income, $2 million in interest credited to contractholder funds and $31 million in life and annuity contract benefits.

       The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2009.

($ in millions)		Total realized and unrealized gains (losses) included in:
							Total gains (losses) included in net income for financial instruments still held as of December 31, 2009 (3)
	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2009
Assets
Fixed income securities:
Municipal	$2,463	$(34)	$191	$(202)	$288	$2,706	$(34)
Corporate	10,195	(20)	1,216	(1,411)	(7,739)	2,241	53
Foreign government	—	—	—	80	(60)	20	—
RMBS	2,988	(179)	283	(470)	(951)	1,671	(128)
CMBS	457	(399)	804	(42)	584	1,404	(318)
ABS	1,714	(202)	918	21	(450)	2,001	(122)
Redeemable preferred stock	2	—	—	—	—	2	(1)

Total fixed income securities	17,819	(834)	3,412	(2,024)	(8,328)	10,045	(550)
Equity securities	74	(4)	1	1	(3)	69	(5)
Other investments:
Free-standing derivatives, net	(101)	62	—	94	—	55 (2)	180
Other assets	1	1	—	—	—	2	1

Total recurring Level 3 assets	$17,793	$(775)	$3,413	$(1,929)	$(8,331)	$10,171	$(374)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(265)	$148	$—	$7	$—	$(110)	$148

Total recurring Level 3 liabilities	$(265)	$148	$—	$7	$—	$(110)	$148

(1)
The effect to net income totals $(627) million and is reported in the Consolidated Statements of Operations as follows: $(889) million in realized capital gains and losses, $111 million in net investment income, $(3) million in interest credited to contractholder funds and $(148) million in life and annuity contract benefits.
(2)
Comprises $146 million of assets and $91 million of liabilities.
(3)
The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(226) million and are reported in the Consolidated Statements of Operations as follows: $(486) million in realized capital gains and losses, $106 million in net investment income, $(6) million in interest credited to contractholder funds and $(148) million in life and annuity contract benefits.

       The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2008.

($ in millions)		Total realized and unrealized gains (losses) included in:
								Total gains (losses) included in net income for financial instruments still held as of December 31, 2008 (3)
	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2008
Assets
Fixed income securities:
Municipal	$1,477	$3	$(385)	$(205)	$1,573	$2,463		$(5)
Corporate	12,868	(426)	(1,402)	(1,371)	526	10,195		(379)
Foreign government	19	1	—	(6)	(14)	—		—
RMBS	5,405	(971)	(731)	(1,058)	343	2,988		(708)
CMBS	833	(479)	(291)	(383)	777	457		(202)
ABS	3,769	(316)	(1,106)	(853)	220	1,714		(300)
Redeemable preferred stock	1	1	—	—	—	2		—

Total fixed income securities	24,372	(2,187)	(3,915)	(3,876)	3,425	17,819		(1,594)
Equity securities	129	(102)	5	20	22	74		(5)
Other investments:
Free-standing derivatives, net	10	(235)	—	124	—	(101	) (2)	(106)
Other assets	2	(1)	—	—	—	1		(1)

Total recurring Level 3 assets	$24,513	$(2,525)	$(3,910)	$(3,732)	$3,447	$17,793		$(1,706)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$4	$(270)	$—	$1	$—	$(265)		$(270)

Total recurring Level 3 liabilities	$4	$(270)	$—	$1	$—	$(265)		$(270)

(1)
The effect to net income totals $(2.79) billion and is reported in the Consolidated Statements of Operations as follows: $(2.65) billion in realized capital gains and losses, $134 million in net investment income, $6 million in interest credited to contractholder funds and $270 million in life and annuity contract benefits.
(2)
Comprises $13 million of assets and $114 million of liabilities.
(3)
The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(1.98) billion and are reported in the Consolidated Statements of Operations as follows: $(1.81) billion in realized capital gains and losses, $103 million in net investment income, $1 million in interest credited to contractholder funds and $270 million in life and annuity contract benefits.

       Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

  Financial assets

($ in millions)	December 31, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,679	$6,439	$7,935	$6,336
Limited partnership interests – cost basis	1,348	1,481	1,103	1,098
Bank loans	363	355	420	391

       The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell. Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral. The fair value of limited partnership interests accounted for on the cost basis is determined using reported net asset values of the underlying funds. The fair value of bank loans, which are reported in other investments on the Consolidated Statements of Financial Position, are based on broker quotes from brokers familiar with the loans and current market conditions.

Financial liabilities

($ in millions)	December 31, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$36,163	$35,194	$40,943	$39,328
Long-term debt	5,908	6,325	5,910	6,016
Liability for collateral	484	484	658	658

       The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for the Company's own credit risk. Deferred annuities included in contractholder funds are valued using discounted cash flow models which incorporate market value margins, which are based on the cost of holding economic capital, and the Company's own credit risk. Immediate annuities without life contingencies and fixed rate funding agreements are valued at the present value of future benefits using market implied interest rates which include the Company's own credit risk.

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

       Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to balance the respective interest-rate sensitivities of its assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, floors, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Allstate Financial uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and futures and options for hedging the equity exposure contained in its equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, Allstate Financial uses interest rate swaps to hedge interest rate risk inherent in funding agreements.

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

       The Company's primary embedded derivatives are conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock; equity options in Allstate Financial life and annuity product contracts, which provide equity returns to contractholders; equity-indexed notes containing equity call options, which provide a coupon payout that is determined using one or more equity-based indices; and credit default swaps in synthetic collateralized debt obligations, which provide enhanced coupon rates as a result of selling credit protection.

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

       Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position. For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts. As of December 31, 2010, the Company pledged $37 million of securities and cash in the form of margin deposits.

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

       The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statements of Financial Position as of December 31, 2010.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$156	n/a	$(18)	$—	$(18)
Foreign currency swap agreements	Other investments	64	n/a	2	3	(1)

Total		$220	n/a	$(16)	$3	$(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,469	n/a	$65	$81	$(16)
Interest rate swaption agreements	Other investments	4,161	n/a	50	50	—
Interest rate cap and floor agreements	Other investments	226	n/a	(2)	1	(3)
Financial futures contracts and options	Other investments	n/a	8,000	3	3	—
Financial futures contracts and options	Other assets	n/a	1,420	—	—	—
Equity and index contracts
Options, futures and warrants (2)	Other investments	64	38,451	359	359	—
Options, futures and warrants	Other assets	n/a	292	—	—	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	90	n/a	6	6	—
Foreign currency forwards and options	Other investments	257	n/a	6	7	(1)
Embedded derivative financial instruments
Conversion options	Fixed income securities	820	n/a	236	238	(2)
Equity-indexed call options	Fixed income securities	300	n/a	47	47	—
Credit default swaps	Fixed income securities	181	n/a	(88)	—	(88)
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	299	n/a	(5)	2	(7)
Credit default swaps – selling protection	Other investments	150	n/a	(8)	2	(10)
Other contracts
Other contracts	Other investments	13	n/a	—	—	—
Other contracts	Other assets	5	n/a	1	1	—

Total		$9,035	48,163	$670	$797	$(127)

Total asset derivatives		$9,255	48,163	$654	$800	$(146)

(1)
Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

(2)
In addition to the number of contracts presented in the table, the Company held 2,768 stock rights and 1,379,932 stock warrants. Stock warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$3,345	n/a	$(181)	$20	$(201)
Interest rate swap agreements	Contractholder funds	—	n/a	2	2	—
Foreign currency swap agreements	Other liabilities & accrued expenses	138	n/a	(20)	—	(20)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	435	n/a	34	34	—
Foreign currency and interest rate swap agreements	Contractholder funds	—	n/a	28	28	—

Total		$3,918	n/a	$(137)	$84	$(221)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$4,543	n/a	$29	$97	$(68)
Interest rate swaption agreements	Other liabilities & accrued expenses	4,400	n/a	18	18	—
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,216	n/a	(22)	1	(23)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	15,150	(1)	—	(1)
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	64	21,585	(168)	2	(170)
Foreign currency contracts
Foreign currency forwards and options	Other liabilities & accrued expenses	316	n/a	1	2	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,067	n/a	(88)	—	(88)
Guaranteed withdrawal benefits	Contractholder funds	739	n/a	(47)	—	(47)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,694	n/a	(515)	—	(515)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	—	(3)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	1,127	n/a	(13)	6	(19)
Credit default swaps – selling protection	Other liabilities & accrued expenses	482	n/a	(66)	1	(67)

Total		$20,733	36,735	$(875)	$127	$(1,002)

Total liability derivatives		$24,651	36,735	$(1,012)	$211	$(1,223)

Total derivatives		$33,906	84,898	$(358)

(1)
Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

       The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statements of Financial Position as of December 31, 2009.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$45	n/a	$(3)	$—	$(3)
Foreign currency swap agreements	Other investments	23	n/a	(2)	—	(2)

Total		$68	n/a	$(5)	$—	$(5)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,206	n/a	$49	$62	$(13)
Interest rate swaption agreements	Other investments	8,500	n/a	95	95	—
Interest rate cap and floor agreements	Other investments	52	n/a	2	2	—
Financial futures contracts and options	Other investments	n/a	30,000	12	12	—
Financial futures contracts and options	Other assets	n/a	404	—	—	—
Equity and index contracts
Options, futures and warrants (2)	Other investments	62	43,850	435	435	—
Options, futures and warrants	Other assets	n/a	102	—	—	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	53	n/a	1	1	—
Foreign currency forwards and options	Other investments	476	n/a	5	8	(3)
Embedded derivative financial instruments
Conversion options	Fixed income securities	936	n/a	312	316	(4)
Equity-indexed call options	Fixed income securities	475	n/a	89	89	—
Other embedded derivative financial instruments	Other investments	1,000	n/a	2	2	—
Credit default contracts
Credit default swaps – buying protection	Other investments	329	n/a	(6)	2	(8)
Credit default swaps – selling protection	Other investments	93	n/a	(8)	2	(10)
Other contracts
Other contracts	Other investments	75	n/a	—	—	—
Other contracts	Other assets	6	n/a	2	2	—

Total		$13,263	74,356	$990	$1,028	$(38)

Total asset derivatives		$13,331	74,356	$985	$1,028	$(43)

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$2,443	n/a	$(230)	$—	$(230)
Foreign currency swap agreements	Other liabilities & accrued expenses	179	n/a	(18)	3	(21)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	870	n/a	231	231	—
Foreign currency and interest rate swap agreements	Contractholder funds	—	n/a	44	44	—

Total		$3,492	n/a	$27	$278	$(251)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$6,187	n/a	$28	$68	$(40)
Interest rate swaption agreements	Other liabilities & accrued expenses	2,000	n/a	34	34	—
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,896	n/a	(16)	9	(25)
Equity and index contracts
Options, futures and warrants	Other liabilities & accrued expenses	45	21,098	(214)	3	(217)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	54	n/a	3	3	—
Foreign currency forwards and options	Other liabilities & accrued expenses	185	n/a	2	2	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,113	n/a	(66)	—	(66)
Guaranteed withdrawal benefits	Contractholder funds	810	n/a	(41)	—	(41)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,321	n/a	(217)	—	(217)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	—	(3)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	839	n/a	(40)	5	(45)
Credit default swaps – selling protection	Other liabilities & accrued expenses	1,195	n/a	(65)	7	(72)

Total		$20,730	21,098	$(595)	$131	$(726)

Total liability derivatives		$24,222	21,098	$(568)	$409	$(977)

Total derivatives		$37,553	95,454	$417

(1)
Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

       The following table provides a summary of the impacts of the Company's foreign currency contracts in cash flow hedging relationships in the Consolidated Statements of Operations and the Consolidated Statements of Financial Position for the years ended December 31. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months.

($ in millions) Effective portion	2010	2009
Gain (loss) recognized in OCI on derivatives during the period	$3	$(35)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(22)	(23)
Gain reclassified from AOCI into income (net investment income)	—	2
Gain (loss) reclassified from AOCI into income (realized capital gains and losses)	2	(3)
Ineffective portion and amount excluded from effectiveness testing
Gain recognized in income on derivatives (realized capital gains and losses)	—	—

       For cash flow hedges, unrealized net pre-tax gains and losses included in accumulated other comprehensive income were $(22) million and $(23) million as of December 31, 2010 and 2009, respectively. The net pre-tax changes in accumulated other comprehensive income due to cash flow hedges were $1 million, $(34) million and $44 million in 2010, 2009 and 2008, respectively.

       The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations for the years ended December 31.

($ in millions)	2010
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(139)	$9	$—	$11	$—	$(119)
Foreign currency and interest rate contracts	—	(2)	—	(18)	—	(20)

Subtotal	(139)	7	—	(7)	—	(139)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(496)	—	—	—	(496)
Equity and index contracts	—	(91)	—	113	18	40
Embedded derivative financial instruments	—	(3)	(28)	34	—	3
Foreign currency contracts	—	(10)	—	—	(3)	(13)
Credit default contracts	—	(8)	—	—	—	(8)
Other contracts	—	—	—	3	—	3

Subtotal	—	(608)	(28)	150	15	(471)

Total	$(139)	$(601)	$(28)	$143	$15	$(610)

	2009
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$30	$12	$—	$(13)	$—	$29
Foreign currency and interest rate contracts	—	(9)	—	77	—	68

Subtotal	30	3	—	64	—	97

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	255	—	—	—	255
Equity and index contracts	—	(160)	—	115	24	(21)
Embedded derivative financial instruments	—	122	158	(184)	—	96
Foreign currency contracts	—	7	—	—	(10)	(3)
Credit default contracts	—	(18)	—	—	—	(18)
Other contracts	(1)	—	—	3	—	2

Subtotal	(1)	206	158	(66)	14	311

Total	$29	$209	$158	$(2)	$14	$408

       The hedge ineffectiveness reported in realized capital gains and losses amounted to gains of $7 million in 2010 and losses of $1 million and $4 million in 2009 and 2008, respectively.

       The following tables provide a summary of the changes in fair value of the Company's fair value hedging relationships in the Consolidated Statements of Operations for the years ended December 31.

($ in millions)	2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$—	$(48)	$48	$—
Net investment income	(33)	—	—	33
Realized capital gains and losses	9	(2)	—	—

Total	$(24)	$(50)	$48	$33

	2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$39	$(13)	$—
Net investment income	164	—	—	(164)
Realized capital gains and losses	12	(9)	—	—

Total	$150	$30	$(13)	$(164)

       The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements ("MNAs") and obtaining collateral where appropriate.

The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions). These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2010, counterparties pledged $58 million in cash and securities to the Company, and the Company pledged $193 million in cash and securities to counterparties which includes $171 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $22 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

       The following table summarizes the counterparty credit exposure as of December 31 by counterparty credit rating as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, free-standing credit default swap, forward and certain option agreements (including swaptions).

($ in millions)	2010				2009
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	2	$2,322	$43	$16	2	$3,269	$26	$1
A+	5	3,189	16	10	5	12,359	204	57
A	3	3,479	17	17	3	2,551	62	30
A-	1	89	31	31	1	145	23	23

Total	11	$9,079	$107	$74	11	$18,324	$315	$111

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

       The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position as of December 31, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)	2010	2009
Gross liability fair value of contracts containing credit-risk-contingent features	$448	$429
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(255)	(265)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(171)	(122)

Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$22	$42

Credit derivatives – selling protection

       Free-standing credit default swaps ("CDS") are utilized for selling credit protection against a specified credit event. A credit default swap is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly referred to as the "reference entity" or a portfolio of "reference entities"), in return for a periodic premium. In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. CDS typically have a five-year term.

       The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2010:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$148	$103	$25	$326	$(4)
High yield debt	—	—	—	6	6	—
Municipal	135	—	—	—	135	(14)

Subtotal	185	148	103	31	467	(18)
Baskets
Tranche
Investment grade corporate debt	—	—	—	65	65	(19)
First-to-default
Municipal	—	100	—	—	100	(37)

Subtotal	—	100	—	65	165	(56)

Total	$185	$248	$103	$96	$632	$(74)

       The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2009:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$63	$86	$84	$30	$263	$(12)
High yield debt	—	—	—	10	10	—
Municipal	135	—	—	—	135	(10)

Subtotal	198	86	84	40	408	(22)
Baskets
Tranche
Investment grade corporate debt	—	—	—	65	65	(27)
First-to-default
Investment grade corporate debt	—	45	15	—	60	—
Municipal	20	135	—	—	155	(28)

Subtotal	20	180	15	65	280	(55)
Index
Investment grade corporate debt	14	159	408	19	600	4

Total	$232	$425	$507	$124	$1,288	$(73)

       In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default ("FTD") structure or a specific tranche of a basket, or credit derivative index ("CDX") that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement. With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the reference entity's public fixed maturity cash instruments and swap rates at the time the agreement is executed. With a FTD basket or a tranche of a basket, because of the additional credit risk inherent in a basket of named reference entities, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names. CDX index is utilized to take a position on multiple (generally 125) reference entities. Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference entities. If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement. In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset. When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at the time of settlement. When a credit event occurs in a tranche of a basket, there is no immediate impact to the Company until cumulative losses in the basket exceed the contractual subordination. To date, realized losses have not exceeded the subordination. For CDX index, the reference entity's name incurring the credit event is removed from the index while the contract continues until expiration. The maximum payout on a CDS is the contract notional amount. A physical settlement may afford the Company with recovery rights as the new owner of the asset.

       The Company monitors risk associated with credit derivatives through individual name credit limits at both a credit derivative and a combined cash instrument/credit derivative level. The ratings of individual names for which protection has been sold are also monitored.

       In addition to the CDS described above, the Company's synthetic collateralized debt obligations contain embedded credit default swaps which sell protection on a basket of reference entities. The synthetic collateralized debt obligations are fully funded; therefore, the Company is not obligated to contribute additional funds when credit events occur related to the reference entities named in the embedded credit default swaps. The Company's maximum amount at risk equals the amount of its aggregate initial investment in the synthetic collateralized debt obligations.

Off-balance-sheet financial instruments

       The contractual amounts of off-balance-sheet financial instruments as of December 31 are as follows:

($ in millions)	2010	2009
Commitments to invest in limited partnership interests	$$1,471	$$1,432
Private placement commitments	159	7
Other loan commitments	38	19

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

       Other loan commitments are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at predetermined interest rates. Commitments generally have fixed or varying expiration dates or other termination clauses. The fair value of these commitments is insignificant.

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
       Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

($ in millions)	2010	2009	2008
Balance as of January 1	$19,167	$19,456	$18,865
Less reinsurance recoverables	2,139	2,274	2,205

Net balance as of January 1	17,028	17,182	16,660

Incurred claims and claims expense related to:
Current year	19,110	18,858	19,894
Prior years	(159)	(112)	170

Total incurred	18,951	18,746	20,064

Claims and claims expense paid related to:
Current year	12,012	11,905	12,658
Prior years	6,571	6,995	6,884

Total paid	18,583	18,900	19,542

Net balance as of December 31	17,396	17,028	17,182
Plus reinsurance recoverables	2,072	2,139	2,274

Balance as of December 31	$19,468	$19,167	$19,456

       Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $2.21 billion, $2.07 billion and $3.34 billion in 2010, 2009 and 2008, respectively, net of reinsurance and other recoveries (see Note 9). In 2008, losses from catastrophes included $1.31 billion, net of recoveries, related to Hurricanes Ike and Gustav. These estimates include net losses in personal lines auto and property policies and net losses on commercial policies. Included in 2008 losses from catastrophes are accruals for assessments from the Texas Windstorm Insurance Association ("TWIA") (see Note 13).

       Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company's results of operations and financial position.

       The Company calculates and records a single best reserve estimate for losses from catastrophes, in conformance with generally accepted actuarial standards. As a result, management believes that no other estimate is better than the recorded amount. Due to the uncertainties involved, including the factors described above, the ultimate cost of losses may vary materially from recorded amounts, which are based on management's best estimates. Accordingly, management believes that it is not practical to develop a meaningful range for any such changes in losses incurred.

       During 2010, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $179 million primarily due to claim severity development that was better than expected partially offset by a litigation settlement, net decreases in homeowners reserves of $23 million due to favorable catastrophe reserve reestimates partially offset by a litigation settlement, and net increases in other reserves of $15 million. Incurred claims and claims expense includes favorable catastrophe loss reestimates of $163 million, net of reinsurance and other recoveries.

       During 2009, incurred claims and claims expense related to prior years was primarily composed of net decreases in homeowners and auto reserves of $168 million and $57 million, respectively, partially offset by increases in other reserves of $89 million. Incurred claims and claims expense includes favorable catastrophe loss reestimates of $169 million, net of reinsurance and other recoveries, primarily attributable to favorable reserve reestimates from Hurricanes Ike and Gustav and a catastrophe related subrogation recovery.

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

       For further discussion of asbestos and environmental reserves, see Note 13.

8.    Reserve for Life-Contingent Contract Benefits and Contractholder Funds

       As of December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2010	2009
Immediate fixed annuities:
Structured settlement annuities	$6,522	$6,406
Other immediate fixed annuities	2,215	2,048
Traditional life insurance	2,938	2,850
Accident and health insurance	1,720	1,514
Other	87	92

Total reserve for life-contingent contract benefits	$13,482	$12,910

       The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 1.6% to 9.9%	Present value of contractually specified future benefits
Other immediate fixed annuities	1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications; 1983 individual annuity mortality table with internal modifications	Interest rate assumptions range from 0.9% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 4.0% to 11.3%	Net level premium reserve method using the Company's withdrawal experience rates
Accident and health insurance	Actual company experience plus loading		Unearned premium; additional contract reserves for mortality risk
Other:
Variable annuity guaranteed minimum death benefits (1)	100% of Annuity 2000 mortality table	Interest rate assumptions range from 4.2% to 5.2%	Projected benefit ratio applied to cumulative assessments

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively "Prudential").

       To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies. A liability of $41 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2010. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income. The liability was zero as of December 31, 2009.

       As of December 31, contractholder funds consist of the following:

($ in millions)	2010	2009
Interest-sensitive life insurance	$10,675	$10,276
Investment contracts:
Fixed annuities	33,166	36,063
Funding agreements backing medium-term notes	2,749	4,699
Other investment contracts	514	459
Allstate Bank deposits	1,091	1,085

Total contractholder funds	$48,195	$52,582

       The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0% to 11.5% for equity-indexed life (whose returns are indexed to the S&P 500) and 2.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 0% to 9.9% for immediate annuities; (8.0)% to 14.0% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.2% to 8.5% for all other products	Either a declining or a level percentage charge generally over nine years or less. Additionally, approximately 26.5% of fixed annuities are subject to market value adjustment for discretionary withdrawals
Funding agreements backing medium-term notes	Interest rates credited range from 0% to 6.5% (excluding currency-swapped medium-term notes)	Not applicable
Other investment contracts:
Guaranteed minimum income, accumulation and withdrawal benefits on variable annuities (1) and secondary guarantees on interest-sensitive life insurance and fixed annuities	Interest rates used in establishing reserves range from 1.8% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract
Allstate Bank deposits	Interest rates credited range from 0% to 5.5%	A percentage of principal balance for time deposits withdrawn prior to maturity

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

       Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2010	2009
Balance, beginning of year	$52,582	$58,413
Deposits	3,438	4,580
Interest credited	1,794	2,025
Benefits	(1,552)	(1,588)
Surrenders and partial withdrawals	(5,203)	(5,172)
Maturities and retirements of institutional products	(1,833)	(4,773)
Contract charges	(983)	(918)
Net transfers from separate accounts	11	11
Fair value hedge adjustments for institutional products	(196)	25
Other adjustments	137	(21)

Balance, end of year	$48,195	$52,582

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

       Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $6.94 billion and $7.93 billion of equity, fixed income and balanced mutual funds and $1.09 billion and $568 million of money market mutual funds as of December 31, 2010 and 2009, respectively.

       The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	December 31,
	2010	2009
In the event of death
Separate account value	$8,029	$8,496
Net amount at risk (1)	$1,402	$2,153
Average attained age of contractholders	66 years	65 years
At annuitization (includes income benefit guarantees)
Separate account value	$1,945	$2,101
Net amount at risk (2)	$580	$906
Weighted average waiting period until annuitization options available	2 years	3 years
For cumulative periodic withdrawals
Separate account value	$735	$786
Net amount at risk (3)	$21	$42
Accumulation at specified dates
Separate account value	$1,100	$1,113
Net amount at risk (4)	$64	$97
Weighted average waiting period until guarantee date	7 years	8 years

(1)
Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance as of the balance sheet date.
(2)
Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.
(3)
Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance as of the balance sheet date.
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

       The following table summarizes the liabilities for guarantees:

($ in millions)	Liability for guarantees related to death benefits and interest- sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2009 (1)	$155	$287	$108	$550
Less reinsurance recoverables	109	268	107	484

Net balance as of December 31, 2009	46	19	1	66
Incurred guaranteed benefits	97	(2)	—	95
Paid guarantee benefits	—	—	—	—

Net change	97	(2)	—	95
Net balance as of December 31, 2010	143	17	1	161
Plus reinsurance recoverables	93	210	135	438

Balance, December 31, 2010 (2)	$236	$227	$136	$599

Balance, December 31, 2008 (3)	$115	$220	$266	$601
Less reinsurance recoverables	81	201	266	548

Net balance as of December 31, 2008	34	19	—	53
Incurred guaranteed benefits	13	—	1	14
Paid guarantee benefits	(1)	—	—	(1)

Net change	12	—	1	13
Net balance as of December 31, 2009	46	19	1	66
Plus reinsurance recoverables	109	268	107	484

Balance, December 31, 2009 (1)	$155	$287	$108	$550

(1)
Included in the total liability balance as of December 31, 2009 are reserves for variable annuity death benefits of $92 million, variable annuity income benefits of $269 million, variable annuity accumulation benefits of $66 million, variable annuity withdrawal benefits of $41 million and other guarantees of $82 million.
(2)
Included in the total liability balance as of December 31, 2010 are reserves for variable annuity death benefits of $85 million, variable annuity income benefits of $211 million, variable annuity accumulation benefits of $88 million, variable annuity withdrawal benefits of $47 million and other guarantees of $168 million.
(3)
Included in the total liability balance as of December 31, 2008 are reserves for variable annuity death benefits of $67 million, variable annuity income benefits of $201 million, variable annuity accumulation benefits of $147 million, variable annuity withdrawal benefits of $119 million and other guarantees of $67 million.

9.    Reinsurance

       The effects of reinsurance on property-liability insurance premiums written and earned and life and annuity premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Property-liability insurance premiums written
Direct	$26,984	$26,980	$27,667
Assumed	29	41	85
Ceded	(1,106)	(1,050)	(1,168)

Property-liability insurance premiums written, net of reinsurance	$25,907	$25,971	$26,584

Property-liability insurance premiums earned
Direct	$27,015	$27,200	$28,021
Assumed	34	50	85
Ceded	(1,092)	(1,056)	(1,139)

Property-liability insurance premiums earned, net of reinsurance	$25,957	$26,194	$26,967

Life and annuity premiums and contract charges
Direct	$2,935	$2,757	$2,754
Assumed	37	39	41
Ceded	(804)	(838)	(900)

Life and annuity premiums and contract charges, net of reinsurance	$2,168	$1,958	$1,895

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

Property-Liability reinsurance recoverable

       Total amounts recoverable from reinsurers as of December 31, 2010 and 2009 were $2.15 billion and $2.21 billion, respectively, including $81 million and $72 million, respectively, related to property-liability losses paid by the Company and billed to reinsurers, and $2.07 billion and $2.14 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid.

       With the exception of the recoverable balances from the Michigan Catastrophic Claim Association ("MCCA"), Lloyd's of London and other industry pools and facilities, the largest reinsurance recoverable balance the Company had outstanding was $56 million and $77 million from Westport Insurance Corporation (formerly Employers' Reinsurance Company) as of December 31, 2010 and 2009, respectively. No other amount due or estimated to be due from any single property-liability reinsurer was in excess of $37 million as of both December 31, 2010 and 2009.

       The allowance for uncollectible reinsurance was $142 million as of both December 31, 2010 and 2009, and is related to the Company's Discontinued Lines and Coverages segment. In 2010 there were no net recoveries and in 2009 there were $26 million of net recoveries.

Industry pools and facilities

       Reinsurance recoverable on paid and unpaid claims including IBNR as of December 31, 2010 and 2009 includes $1.24 billion and $1.17 billion, respectively, from the MCCA. The MCCA is a mandatory reinsurance mechanism for personal injury protection losses over a retention level that increases each MCCA fiscal year. The retention levels are $480 thousand per claim and $460 thousand per claim for the fiscal years ending June 30, 2011 and 2010, respectively. The MCCA is funded by assessments from member companies who, in turn, can recover assessments from policyholders.

       Ceded premiums earned under the Florida Hurricane Catastrophe Fund ("FHCF") agreement were $15 million, $13 million and $26 million in 2010, 2009 and 2008, respectively. Ceded losses incurred include $10 million, $47 million and $28 million in 2010, 2009 and 2008, respectively. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $70 million for the two largest hurricanes and $23 million for other hurricanes, up to a maximum total of $272 million effective from June 1, 2010 to May 31, 2011. Reinsurance recoverables include $41 million and $53 million recoverable from the FHCF for qualifying property losses as of December 31, 2010 and 2009, respectively.

       Allstate sells and administers policies as a participant in the National Flood Insurance Program ("NFIP"). The total amounts recoverable as of December 31, 2010 and 2009 were $10 million and $43 million, respectively. Ceded premiums earned include $306 million, $298 million and $257 million in 2010, 2009 and 2008, respectively. Ceded losses incurred include $50 million, $111 million and $344 million in 2010, 2009 and 2008, respectively. Under the arrangement, the Federal Government is obligated to pay all claims.

Catastrophe reinsurance

       The Company has the following catastrophe reinsurance treaties in effect as of December 31, 2010:

  •
  an aggregate excess agreement comprising two contracts (one contract effective June 1, 2009 to May 31, 2011, and one contract effective June 1, 2010 to May 31, 2012) for Allstate Protection personal lines auto and property business countrywide, except for Florida. The contracts cover losses from storms named or numbered by the National Weather Service, fires following earthquakes, and California wildfires in excess of $2.00 billion in aggregated losses per contract year. The contract expiring May 31, 2011 represents 47.5% of the placement or $950 million of the $2.00 billion limit. The contract expiring May 31, 2012, represents the remaining 47.5% of the placement with the Company retaining the option in 2011 to place up to the entire $2.00 billion limit. For the year June 1, 2010 to May 31, 2011, the Company retains 5% of the $2.00 billion reinsurance limit;

  The Company's multi-peril, California fires following earthquakes, Gulf States, Atlantic States, Texas Hurricane and Kentucky agreements are deemed in place, and losses recoverable under these agreements, if any, are excluded when determining coverage under the aggregate excess agreement.

  •
  multi-year reinsurance treaties that cover Allstate Protection personal lines property excess catastrophe losses for multiple perils in Connecticut, Rhode Island, New Jersey, New York, Pennsylvania and California effective June 1, 2008 to May 31, 2013;

  •
  a Gulf States agreement that covers Allstate Protection personal lines property excess catastrophe losses for storms named or numbered by the National Weather Service in Texas, Louisiana, Mississippi and Alabama effective June 1, 2010 to May 31, 2013;

  •
  an Atlantic States agreement that covers Allstate Protection personal lines property excess catastrophe losses for storms named or numbered by the National Weather Service in Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware and the District of Columbia effective June 1, 2010 to May 31, 2013;

  •
  a Texas agreement for additional hurricane coverage for Allstate Protection personal lines property excess catastrophe losses in the state effective June 18, 2008 to June 17, 2011;

  •
  a California fires following earthquakes agreement that covers Allstate Protection personal lines property excess catastrophe losses in California, effective June 1, 2008 to May 31, 2012;

  •
  a Kentucky agreement that provides coverage for Allstate Protection personal lines property excess catastrophe losses in the state for earthquakes and fires following earthquakes effective June 1, 2008 to May 31, 2011;

  •
  a Pennsylvania agreement that covers Allstate Protection personal lines property excess catastrophe losses for multi-perils effective June 1, 2009 through May 31, 2012; and

  •
  Eight separate agreements for Castle Key Insurance Company and its subsidiaries ("Castle Key"), for personal property excess catastrophe losses in Florida that coordinate coverage with the Company's participation in the FHCF, effective June 1, 2010 to May 31, 2011.

       The Company ceded premiums earned of $582 million, $616 million and $679 million under catastrophe reinsurance agreements in 2010, 2009 and 2008, respectively.

Asbestos, environmental and other

       Reinsurance recoverables include $183 million and $190 million from Lloyd's of London as of December 31, 2010 and 2009, respectively. Lloyd's of London, through the creation of Equitas Limited, implemented a restructuring plan in 1996 to solidify its capital base and to segregate claims for years prior to 1993.

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

       For certain term life insurance policies issued prior to October 2009, Allstate Financial ceded up to 90% of the mortality risk depending on the year of policy issuance under coinsurance agreements to a pool of fourteen unaffiliated reinsurers. Effective October 2009, mortality risk on term business is ceded under yearly renewable term agreements under which Allstate Financial cedes mortality in excess of its retention, which is consistent with how Allstate Financial generally reinsures its permanent life insurance business. The following table summarizes those retention limits by period of policy issuance.

Period	Retention limits
July 2007 through current	$5 million per life, $3 million age 70 and over, and $10 million for contracts that meet specific criteria
September 1998 through June 2007	$2 million per life, in 2006 the limit was increased to $5 million for instances when specific criteria were met
August 1998 and prior	Up to $1 million per life

       In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. Allstate Financial had reinsurance recoverables of $1.63 billion and $1.51 billion as of December 31, 2010 and 2009, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements. In 2010, life and annuity premiums and contract charges of $171 million, contract benefits of $152 million, interest credited to contractholder funds of $29 million, and operating costs and expenses of $31 million were ceded to Prudential. In 2009, life and annuity premiums and contract charges of $170 million, contract benefits of $44 million, interest credited to contractholder funds of $27 million, and operating costs and expenses of $28 million were ceded to Prudential. In 2008, life and annuity premiums and contract charges of $238 million, contract benefits of $467 million, interest credited to contractholder funds of $36 million, and operating costs and expenses of $47 million were ceded to Prudential. In addition, as of December 31, 2010 and 2009 Allstate Financial had reinsurance recoverables of $170 million and $175 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance), and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

       As of December 31, 2010, the gross life insurance in force was $532.89 billion of which $238.75 billion was ceded to the unaffiliated reinsurers.

       Allstate Financial's reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2010	2009
Annuities	$1,785	$1,667
Life insurance	1,569	1,535
Long-term care insurance	957	851
Other	89	90

Total Allstate Financial	$4,400	$4,143

       As of December 31, 2010 and 2009, approximately 94% and 93%, respectively, of Allstate Financial's reinsurance recoverables are due from companies rated A- or better by S&P.

10.  Deferred Policy Acquisition and Sales Inducement Costs

       Deferred policy acquisition costs for the years ended December 31 are as follows:

	2010
($ in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$4,060	$1,410	$5,470
Acquisition costs deferred	483	3,645	4,128
Amortization charged to income	(356)	(3,678)	(4,034)
Effect of unrealized gains and losses	(795)	—	(795)

Balance, end of year	$3,392	$1,377	$4,769

	2009
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$7,089	$1,453	$8,542
Impact of adoption of new OTTI accounting guidance before unrealized impact (1)	(176)	—	(176)
Impact of adoption of new OTTI accounting guidance effect of unrealized capital gains and losses (2)	176	—	176
Acquisition costs deferred	495	3,746	4,241
Amortization charged to income	(965)	(3,789)	(4,754)
Effect of unrealized gains and losses	(2,559)	—	(2,559)

Balance, end of year	$4,060	$1,410	$5,470

	2008
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$4,291	$1,477	$5,768
Acquisition costs deferred	684	3,951	4,635
Amortization charged to income	(704)	(3,975)	(4,679)
Effect of unrealized gains and losses	2,818	—	2,818

Balance, end of year	$7,089	$1,453	$8,542

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

       DSI activity for Allstate Financial, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2010	2009	2008
Balance, beginning of year	$195	$453	$295
Impact of adoption of new OTTI accounting guidance before unrealized impact (1)	—	(35)	—
Impact of adoption of new OTTI accounting guidance effect of unrealized capital gains and losses (2)	—	35	—
Sales inducements deferred	14	28	47
Amortization charged to income	(27)	(129)	(53)
Effect of unrealized gains and losses	(96)	(157)	164

Balance, end of year	$86	$195	$453

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

11.  Capital Structure

Debt outstanding

       Total debt outstanding as of December 31 consisted of the following:

($ in millions)	2010	2009
6.125% Senior Notes, due 2012 (1)	$350	$350
7.50% Debentures, due 2013	250	250
5.00% Senior Notes, due 2014 (1)	650	650
6.20% Senior Notes, due 2014 (1)	300	300
6.75% Senior Debentures, due 2018	250	250
7.45% Senior Notes, due 2019 (1)	700	700
6.125% Senior Notes, due 2032 (1)	250	250
5.350% Senior Notes due 2033 (1)	400	400
5.55% Senior Notes due 2035 (1)	800	800
5.95% Senior Notes, due 2036 (1)	650	650
6.90% Senior Debentures, due 2038	250	250
6.125% Junior Subordinated Debentures, due 2067	500	500
6.50% Junior Subordinated Debentures, due 2067	500	500
Synthetic lease VIE obligations, floating rates, due 2011	42	42
Federal Home Loan Bank ("FHLB") advances, due 2018	16	18

Total long-term debt	5,908	5,910
Short-term debt (2)	—	—

Total debt	$5,908	$5,910

(1)
Senior Notes are subject to redemption at the Company's option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.
(2)
The Company classifies any borrowings which have a maturity of twelve months or less at inception as short-term debt.

       Total debt outstanding by maturity as of December 31 consisted of the following:

($ in millions)	2010	2009
Due within one year or less	$42	$—
Due after one year through 5 years	1,550	1,592
Due after 5 years through 10 years	966	968
Due after 10 years through 20 years	—	—
Due after 20 years	3,350	3,350

Total debt	$5,908	$5,910

       In May 2009, the Company issued $300 million of 6.20% Senior Notes due 2014 and $700 million of 7.45% Senior Notes due 2019. The proceeds of this issuance were used for general corporate purposes, including to facilitate the repayment of the $750 million of 7.20% Senior Notes that matured on December 1, 2009.

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

       The Company is the primary beneficiary of a consolidated VIE used to acquire up to 38 automotive collision repair stores ("synthetic lease"). In 2006, the Company renewed the synthetic lease for a five-year term at a floating rate due 2011. The Company's Consolidated Statements of Financial Position include $42 million of property and equipment, net, and long-term debt as of both December 31, 2010 and 2009.

       The Allstate Bank received a $10 million long-term advance from the FHLB in April 2008, and another $10 million advance in September 2008. The FHLB advances are secured with fixed income securities pledged to the FHLB. During 2010, 2009 and 2008, $2 million, $1 million and $1 million was repaid on the advances, respectively.

       To manage short-term liquidity, the Company maintains a commercial paper program and a credit facility as a potential source of funds. These include a $1.00 billion unsecured revolving credit facility and a commercial paper program with a borrowing limit of $1.00 billion. The credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend. This facility also contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capital resources ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company's senior, unsecured, nonguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2010 and 2009. The Company had no commercial paper outstanding as of December 31, 2010 and 2009.

       The Company paid $363 million, $383 million and $347 million of interest on debt in 2010, 2009 and 2008, respectively.

       During 2009, the Company filed a universal shelf registration statement with the Securities and Exchange Commission ("SEC") that expires in 2012. The registration statement covers an unspecified amount of securities and can be used to issue debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.

Capital stock

       The Company had 900 million shares of issued common stock of which 533 million shares were outstanding and 367 million shares were held in treasury as of December 31, 2010. In 2010, the Company reacquired 5 million shares at an average cost of $30.59 and reissued 2 million shares under equity incentive plans.

12.  Company Restructuring

       The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate's multiple agency programs to a single exclusive agency program. In 2010, restructuring programs primarily relate to Allstate Protection's claim and field sales office consolidations and realignment of litigation services. The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges, and totaled $30 million, $130 million and $23 million in 2010, 2009 and 2008, respectively.

       The following table presents changes in the restructuring liability during the year ended December 31, 2010.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2009	$45	$6	$51
Expense incurred	20	2	22
Adjustments to liability	(16)	(1)	(17)
Payments applied against liability	(36)	(4)	(40)

Balance as of December 31, 2010	$13	$3	$16

       The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. As of December 31, 2010, the cumulative amount incurred to date for active programs totaled $161 million for employee costs and $45 million for exit costs.

13.  Commitments, Guarantees and Contingent Liabilities

Leases

       The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $256 million, $267 million and $294 million in 2010, 2009 and 2008, respectively.

       Minimum rental commitments under noncancelable capital and operating leases with an initial or remaining term of more than one year as of December 31, 2010 are as follows:

($ in millions)	Capital leases	Operating leases
2011	$7	$199
2012	7	157
2013	8	103
2014	6	62
2015	2	47
Thereafter	15	64

Total	$45	$632

Present value of minimum capital lease payments	$35

Shared markets and state facility assessments

       The Company is required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Underwriting results related to these arrangements, which tend to be adverse, have been immaterial to the Company's results of operations. Because of the Company's participation, it may be exposed to losses that surpass the capitalization of these facilities and/or assessments from these facilities.

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

       FL Citizens reported losses from Hurricane Wilma in 2005, which followed a deficit for the 2004 plan year. The FL Citizens Board certified the 2005 FL Citizens deficit at $1.73 billion of which $920 million was to be funded through a regular assessment. The Company paid its portion of the deficit assessment totaling $14 million during 2006 and has recouped $12 million as of December 31, 2010. The remainder of the deficit was funded by bonds issued in 2006.

       The Company is also subject to assessments from Louisiana Citizens Property Insurance Corporation ("LA Citizens"). LA Citizens can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the calendar year deficit or 10% of Louisiana direct property premiums industry-wide for the prior calendar year.

Florida Hurricane Catastrophe Fund

       Castle Key participates in the mandatory coverage provided by the FHCF and therefore has access to reimbursements on certain qualifying Florida hurricane losses from the FHCF (see Note 9), has exposure to assessments and pays annual premiums to the FHCF for this reimbursement protection. The FHCF has the authority to issue bonds to pay its obligations to insurers participating in the mandatory coverage in excess of its capital balances. Payment of these bonds is funded by emergency assessments on all property and casualty premiums in the state, except workers' compensation, medical malpractice, accident and health insurance and policies written under the NFIP. The FHCF emergency assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. The FHCF issued $625 million in bonds in 2008, and the FL OIR ordered an emergency assessment of 1% of premiums collected for all policies renewed after January 1, 2007. The FHCF issued $676 million in bonds in 2010 and the FL OIR ordered an emergency assessment of 1.3% of premiums collected for all policies written or renewed after January 1, 2011. As required, companies will collect the FHCF emergency assessments directly from policyholders and remit them to the FHCF as they are collected.

       Facilities such as FL Citizens, LA Citizens and the FHCF are generally designed so that the ultimate cost is borne by policyholders; however, the exposure to assessments and the availability of recoupments or premium rate increases from these facilities may not offset each other in the Company's financial statements. Moreover, even if they do offset each other, they may not offset each other in financial statements for the same fiscal period due to the ultimate timing of the assessments and recoupments or premium rate increases, as well as the possibility of policies not being renewed in subsequent years.

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

       As of October 31, 2010, the CEA's capital balance was approximately $3.68 billion. Should losses arising from an earthquake cause a deficit in the CEA, additional funding would be obtained from the proceeds of revenue bonds the CEA may issue, an existing $3.12 billion reinsurance layer, and finally, if needed, assessments on participating insurance companies. The authority of the CEA to assess participating insurers extends through December 1, 2018. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.56 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second additional assessment, currently estimated not to exceed $1.09 billion, if aggregate CEA earthquake losses exceed $9.77 billion and the capital of the CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA's capital to a level of $350 million. There is no provision that allows insurers to recover assessments through a premium surcharge or other mechanism. The CEA's projected aggregate claim paying capacity is $9.77 billion as of October 31, 2010 and if an event were to result in claims greater than its capacity, affected policyholders would be paid a prorated portion of their covered losses.

       All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of April 1, 2010, the Company's share of the CEA was 17.2%. The Company does not expect its CEA market share to materially change. At this level, the Company's maximum possible CEA assessment would be $456 million during 2011. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.

Texas Windstorm Insurance Association

       The Company participates in the mandatory coverage provided by the TWIA, for losses relating to hurricane activity. Amounts assessed to each company are allocated based upon its proportion of business written. In September 2008, TWIA assessed the Company $66 million for losses relating to Hurricane Ike. The assessment was based on 2007 direct voluntary writings in the State of Texas. The Company expects to recoup $35 million of the assessment via premium tax offsets over a five year period. $7 million of the total recoupable amount was realized via premium tax offsets in both 2009 and 2010. The remaining $31 million of the assessment was eligible for cession under the Company's reinsurance program. The TWIA board has not indicated the likelihood of any possible future assessments to insurers at this time. However, assessments from the TWIA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company's exposure to losses in Texas has been significantly reduced as a result of its participation in the TWIA.

Guaranty funds

       Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company's policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile's statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. As of December 31, 2010 and 2009, the liability balance included in other liabilities and accrued expenses was $46 million and $106 million, respectively. The related premium tax offsets included in other assets were $25 million and $28 million as of December 31, 2010 and 2009, respectively.

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

Guarantees

       The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $64 million as of December 31, 2010. The obligations associated with these fixed income securities expire at various dates on or before July 26, 2016.

       Related to the disposal through reinsurance of substantially all of Allstate Financial's variable annuity business to Prudential in 2006, the Company and its consolidated subsidiaries, ALIC and ALNY, have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain. In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC's and ALNY's provision of transition services. The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees. Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

       The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2010, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $10 million as of December 31, 2010. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

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

       The aggregate liability balance related to all guarantees was not material as of December 31, 2010.

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

Legal and regulatory proceedings and inquiries

Background

       The Company and certain subsidiaries are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business. As background to both the "Claims related proceedings" and "Other proceedings" subsections below, please note the following:

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

  •
  For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the "Claims related proceedings" and "Other proceedings" subsections. The Company reviews these matters on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

  •
  Due to the complexity and scope of the matters disclosed in the "Claims related proceedings" and "Other proceedings" subsections below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved, if any, and may be material to the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material adverse effect on the financial position of the Company.

Claims related proceedings

       The Company is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina, including individual lawsuits and a statewide putative class action in Louisiana. The Louisiana

Attorney General filed a putative class action lawsuit in state court against Allstate and other insurers on behalf of Road Home fund recipients alleging that the insurers have failed to pay all damages owed under their policies. The insurers removed the matter to federal court. The district court denied plaintiffs' motion to remand the matter to state court and the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit") affirmed that ruling. The defendants filed a motion to dismiss and the plaintiffs filed a motion to remand the claims involving a Road Home subrogation agreement. In March 2009, the district court denied the State's request that its claims be remanded to state court. As for the defendant insurers' motion, the judge granted it in part and denied it in part. Dismissal of all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims, was granted. Dismissal also was granted of all claims based on the Valued Policy Law and all flood loss claims based on the levee breaches finding that the insurers flood exclusions precluded coverage. The remaining claims are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers. The judge did not dismiss the class action allegations. The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers' policies. The judge denied the defendants' motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court. The defendants have filed a petition for permission to appeal to the Fifth Circuit. The Fifth Circuit has accepted review. After the Fifth Circuit accepted review, plaintiffs filed a motion to remand the case to state court, asserting that the class claims on which federal jurisdiction was premised have now effectively been dismissed as a result of a ruling in a related case. The Fifth Circuit has denied the motion for remand, without prejudice to plaintiffs' right to refile the motion for remand after the Fifth Circuit disposes of the pending appeal. On July 28, 2010, the Fifth Circuit issued an order stating that since there is no controlling Louisiana Supreme Court precedent on the issue of whether an insurance policy's anti-assignment clause prohibits post-loss assignments, the Fifth Circuit is certifying that issue to the Louisiana Supreme Court. The issue has been briefed to the Louisiana Supreme Court. That court will hold oral argument on the appeal on March 14, 2011.

       There are one nationwide and several statewide class action lawsuits pending against Allstate alleging that it failed to properly pay general contractors overhead and profit on many homeowner structural loss claims. Most of these lawsuits contain counts for breach of contract, as well as one or more counts asserting other theories of liability such as bad faith, fraud, unjust enrichment, or unfair claims practices. General contractors overhead and profit is an amount that is added to payments on claims where the services of a general contractor are reasonably likely to be required. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry, some of which have settled. These lawsuits are pending in various state and federal courts, and they are in different stages of development. The Company has reached an agreement to settle on a 48-state basis the nationwide class action. This settlement received preliminary approval from the court on December 6, 2010, and the case was certified as a class for settlement purposes only. The settlement was accrued as a prior year reserve reestimate in property-liability insurance claims and claims expense in 2010. No other classes have been certified against Allstate on this issue. The hearing for final approval of the settlement is scheduled for May 6, 2011.

       Allstate has been vigorously defending a lawsuit in regards to certain claims employees involving worker classification issues. This lawsuit is a certified class action challenging a state wage and hour law. In this case, plaintiffs sought monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief. In December 2009, the liability phase of the case was tried, and, on July 6, 2010, the court issued its decision finding in favor of Allstate on all claims. The plaintiffs are appealing the decision.

Other proceedings

       The Company is defending certain matters relating to the Company's agency program reorganization announced in 1999. These matters are in various stages of development.

  •
  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws (the "EEOC I" suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act ("ADEA"), breach of contract and ERISA violations (the "Romero I" suit). In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to Allstate "any and all benefits received by the [agent] in exchange for signing the release." The court also stated that, "on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request. In June 2007, the court granted the Company's motions for summary judgment. Following plaintiffs' filing of a notice of appeal, the U.S. Court of

    Appeals for the Third Circuit ("Third Circuit") issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Third Circuit along with the merits of the appeal. In July 2009, the Third Circuit vacated the decision which granted the Company's summary judgment motions, remanded the cases to the trial court for additional discovery, and directed that the cases be reassigned to another trial court judge. In January 2010, the cases were assigned to a new judge for further proceedings in the trial court.

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

Asbestos and environmental

       Allstate's reserves for asbestos claims were $1.10 billion and $1.18 billion, net of reinsurance recoverables of $555 million and $600 million, as of December 31, 2010 and 2009, respectively. Reserves for environmental claims were $201 million and $198 million, net of reinsurance recoverables of $47 million and $49 million, as of December 31, 2010 and 2009, respectively. Approximately 60% and 62% of the total net asbestos and environmental reserves as of December 31, 2010 and 2009, respectively, were for incurred but not reported estimated losses.

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

       The reconciliation of the change in the amount of unrecognized tax benefits for the years ended December 31 is as follows:

($ in millions)	2010	2009	2008
Balance — beginning of year	$22	$21	$76
Increase for tax positions taken in a prior year	1	—	1
Decrease for tax positions taken in a prior year	—	—	—
Increase for tax positions taken in the current year	2	1	4
Decrease for tax positions taken in the current year	—	—	—
Increase (decrease) for settlements	—	—	(60)
Reductions due to lapse of statute of limitations	—	—	—

Balance — end of year	$25	$22	$21

       The Company believes it is reasonably possible that the liability balance will be reduced by $25 million within the next twelve months upon the resolution of an outstanding issue resulting from the 2005-2006 IRS examination. Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the Company's effective tax rate.

       The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company did not record interest income or expense relating to unrecognized tax benefits in income tax expense in 2010. The Company recorded $0.1 million and $5 million of interest income relating to unrecognized tax benefits in income tax expense in 2009 and 2008, respectively. As of December 31, 2010 and 2009, there was no interest accrued with respect to unrecognized tax benefits. No amounts have been accrued for penalties.

       The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2010	2009
Deferred assets
Unearned premium reserves	$637	$642
Difference in tax bases of invested assets	521	346
Discount on loss reserves	310	328
Pension	229	289
Life and annuity reserves	227	375
Accrued compensation	201	199
Alternative minimum tax credit carryforward	168	99
Other postretirement benefits	157	173
Other assets	50	128
Unrealized net capital losses	—	466

Total deferred assets	2,500	3,045
Valuation allowance	(6)	(11)

Net deferred assets	2,494	3,034
Deferred liabilities
DAC	(1,139)	(1,095)
Unrealized net capital gains	(504)	—
Other liabilities	(67)	(69)

Total deferred liabilities	(1,710)	(1,164)

Net deferred asset	$784	$1,870

       Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized based on the Company's assessment that the deductions ultimately recognized for tax purposes will be fully utilized. The valuation allowance for deferred tax assets decreased by $5 million in 2010.

       The components of income tax expense (benefit) for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Current	$133	$(18)	$(874)
Deferred (including $208 million tax benefit of operating loss carryforward in 2008)	65	412	(472)

Total income tax expense (benefit)	$198	$394	$(1,346)

       As of December 31, 2010, the Company has tax credit carryforwards of $6 million which will be available to offset future tax liabilities. These carryforwards will expire at the end of 2029 and 2030. In addition, the Company has an alternative minimum tax credit carryforward of $168 million which will be available to offset future tax liabilities indefinitely.

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

       The Company received refunds of $8 million and $1.25 billion in 2010 and 2009, respectively, and paid income taxes of $511 million in 2008. The Company had a current income tax receivable of $129 million and $264 million as of December 31, 2010 and 2009, respectively.

       A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2010	2009	2008
Statutory federal income tax rate – expense (benefit)	35.0%	35.0%	(35.0)%
Tax-exempt income	(15.6)	(20.2)	(9.4)
Adjustment to prior year tax liabilities	(0.2)	(2.7)	(0.4)
Other	(1.6)	(0.4)	0.2
Valuation allowance	—	19.9	0.1

Effective income tax rate — expense (benefit)	17.6%	31.6%	(44.5)%

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

       Statutory net income and capital and surplus of Allstate's domestic insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

($ in millions)	Net income			Capital and surplus
	2010	2009	2008	2010	2009
Amounts by major business type:
Property-Liability (1)	$1,064	$1,318	$624	$12,185	$11,679
Allstate Financial	(430)	(911)	(1,983)	3,454	3,588

Amount per statutory accounting practices	$634	$407	$(1,359)	$15,639	$15,267

(1)
The Property-Liability statutory capital and surplus balances exclude wholly-owned subsidiaries included in the Allstate Financial segment.

       There were no permitted practices utilized as of December 31, 2010 or 2009.

Dividends

       The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors. The payment of shareholder dividends by AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. AIC paid dividends of $1.30 billion in 2010, which was less than the maximum amount allowed under Illinois insurance law without the prior approval of the Illinois Department of Insurance ("IL DOI") based on 2009 formula amounts. The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2011 is $1.54 billion, less dividends paid during the preceding twelve months measured at that point in time.

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

       The Company also provides certain health care subsidies for eligible employees hired before January 1, 2003 when they retire and their eligible dependents and certain life insurance benefits for eligible employees hired before January 1, 2003 when they retire ("postretirement benefits"). Qualified employees may become eligible for these benefits if they retire in accordance with the Company's established retirement policy and are continuously insured under the Company's group plans or other approved plans in accordance with the plan's participation requirements. The Company shares the cost of retiree medical benefits with non Medicare-eligible retirees based on years of service, with the Company's share being subject to a 5% limit on annual medical cost inflation after retirement. During 2009, the Company decided to change its approach for delivering benefits to Medicare-eligible retirees. The Company no longer offers medical benefits for Medicare-eligible retirees but instead provides a fixed Company contribution (based on years of service and other factors), which is not subject to adjustments for inflation.

       The Company has reserved the right to modify or terminate its benefit plans at any time and for any reason.

Obligations and funded status

       The Company calculates benefit obligations based upon generally accepted actuarial methodologies using the projected benefit obligation ("PBO") for pension plans and the accumulated postretirement benefit obligation ("APBO") for other postretirement plans. The determination of pension costs and other postretirement obligations as of December 31, 2010 and 2009 are determined using a December 31 measurement date. The benefit obligations represent the actuarial present value of all benefits attributed to employee service rendered as of the measurement date. The PBO is measured using the pension benefit formula and assumptions as to future compensation levels. A plan's funded status is calculated as the difference between the benefit obligation and the fair value of plan assets. The Company's funding policy for the pension plans is to make annual contributions at a level that is in accordance with regulations under the Internal Revenue Code ("IRC") and generally accepted actuarial principles. The Company's postretirement benefit plans are not funded.

       The components of the plans' funded status that are reflected in the Consolidated Statements of Financial Position as of December 31 are as follows:

($ in millions)	Pension benefits		Postretirement benefits
	2010	2009	2010	2009
Fair value of plan assets	$4,669	$4,127	$—	$—
Less: Benefit obligation	5,545	5,233	628	666

Funded status	$(876)	$(1,106)	$(628)	$(666)

Items not yet recognized as a component of net periodic cost:
Net actuarial loss (gain)	$2,311	$2,442	$(322)	$(286)
Prior service credit	(5)	(8)	(175)	(197)

Unrecognized pension and other postretirement benefit cost, pre-tax	2,306	2,434	(497)	(483)
Deferred income tax	(807)	(852)	186	183

Unrecognized pension and other postretirement benefit cost	$1,499	$1,582	$(311)	$(300)

       The decrease of $131 million in the pension net actuarial loss during 2010 is related to higher than expected returns and higher unrecognized loss amortization through pension expense, partially offset by a decrease in the discount rate. The majority of the $2.31 billion net actuarial pension benefit losses not yet recognized as a component of net periodic pension cost in 2010 reflects the effect of unfavorable equity market conditions on the value of the pension plan assets in prior years, and to a lesser extent decreases in the discount rate. The increase of $36 million in the OPEB net actuarial gain during 2010 is primarily related to a decrease in enrollment of Medicare-eligible retirees and lower claim costs of future retirees. The decrease of $22 million in the OPEB prior service credit is primarily related to amortization of prior service cost.

       The change in 2010 in items not yet recognized as a component of net periodic cost, which is recorded in unrecognized pension and other postretirement benefit cost, is shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net periodic cost — December 31, 2009	$2,434	$(483)
Net actuarial loss (gain) arising during the period	74	(58)
Net actuarial (loss) gain amortized to net periodic benefit cost	(208)	22
Prior service cost arising during the period	—	—
Prior service credit amortized to net periodic benefit cost	2	22
Translation adjustment and other	4	—

Items not yet recognized as a component of net periodic cost — December 31, 2010	$2,306	$(497)

       The net actuarial loss (gain) is recognized as a component of net periodic cost amortized over the average remaining service period of active employees expected to receive benefits. Estimates of the net actuarial loss (gain) and prior service credit expected to be recognized as a component of net periodic benefit cost during 2011 are shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Net actuarial loss (gain)	$154	$(30)
Prior service credit	(2)	(23)

       The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $4.82 billion and $4.50 billion as of December 31, 2010 and 2009, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.

       The PBO, ABO and fair value of plan assets for the Company's pension plans with an ABO in excess of plan assets were $4.48 billion, $3.79 billion and $3.54 billion, respectively, as of December 31, 2010 and $4.99 billion, $4.28 billion and $3.85 billion, respectively, as of December 31, 2009. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $132 million and $156 million for 2010 and 2009, respectively.

       The changes in benefit obligations for all plans for the years ended December 31 are as follows:

($ in millions)	Pension benefits		Postretirement benefits
	2010	2009	2010	2009
Benefit obligation, beginning of year	$5,233	$4,566	$666	$762
Service cost	150	125	12	13
Interest cost	320	331	40	52
Participant contributions	1	1	22	38
Actuarial loss (gain)	239	537	(58)	105
Benefits paid (1)	(407)	(356)	(57)	(77)
Plan amendment (2)	—	—	—	(232)
Translation adjustment and other	9	29	3	5

Benefit obligation, end of year	$5,545	$5,233	$628	$666

(1)
Benefits paid include lump sum distributions, a portion of which may trigger settlement accounting treatment.

(2)
In 2009, the Company amended its postretirement benefits plan offering and financial subsidy for Medicare-eligible retiree medical benefits.

Components of net periodic cost

       The components of net periodic cost for all plans for the years ended December 31 are as follows:

	Pension benefits			Postretirement benefits
($ in millions)	2010	2009	2008	2010	2009	2008
Service cost	$150	$125	$145	$12	$13	$18
Interest cost	320	331	313	40	52	58
Expected return on plan assets	(331)	(398)	(397)	—	—	—
Amortization of:
Prior service (credit) cost	(2)	(3)	(2)	(22)	(6)	2
Net actuarial loss (gain)	160	15	37	(22)	(29)	(24)
Settlement loss	48	22	57	—	—	—

Net periodic cost	$345	$92	$153	$8	$30	$54

Assumptions

       Weighted average assumptions used to determine net pension cost and net postretirement benefit cost for the years ended December 31 are:

($ in millions)	Pension benefits			Postretirement benefits
	2010	2009	2008	2010	2009	2008
Weighted average discount rate	6.25%	7.50%	6.50%	6.25%	6.50%	6.75%
Rate of increase in compensation levels	4.0-4.5	4.0-4.5	4.0-4.5	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.5	8.5	8.5	n/a	n/a	n/a

       Weighted average assumptions used to determine benefit obligations as of December 31 are listed in the following table.

	Pension benefits		Postretirement benefits
	2010	2009	2010	2009
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of increase in compensation levels	4.0-4.5	4.0-4.5	n/a	n/a

       The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 7.40% for 2011, gradually declining to 4.5% in 2024 and remaining at that level thereafter.

       Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $3 million and $27 million, respectively. A one percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $2 million and $19 million, respectively.

Pension plan assets

       The change in pension plan assets for the years ended December 31 is as follows:

($ in millions)	2010	2009
Fair value of plan assets, beginning of year	$4,127	$3,399
Actual return on plan assets	496	531
Employer contribution	443	526
Benefits paid	(407)	(356)
Translation adjustment and other	10	27

Fair value of plan assets, end of year	$4,669	$4,127

       In general, the Company's pension plan assets are managed in accordance with investment policies approved by pension investment committees. The purpose of the policies is to ensure the plans' long-term ability to meet benefit obligations by prudently investing plan assets and Company contributions, while taking into consideration regulatory and legal requirements and current market conditions. The investment policies are reviewed periodically and specify target plan asset allocation by asset category. In addition, the policies specify various asset allocation and other risk limits. The pension plans' asset exposure within each asset category is tracked against widely accepted established benchmarks for each asset class with limits on variation from the benchmark established in the investment policy. Pension plan assets are regularly monitored for compliance with these limits and other risk limits specified in the investment policies.

       The pension plans' target asset allocation and the actual percentage of plan assets, by asset category as of December 31 are as follows:

	Target asset allocation	Actual percentage of plan assets
Asset category	2010	2010	2009
U.S. equity securities	25 - 33%	25%	25%
International equity securities	17 - 23	18	16
Fixed income securities	35 - 48	38	34
Real estate funds	3 - 7	4	3
Private equity funds	3 - 7	3	4
Hedge funds	6 - 9	8	9
Short-term investments and other	1 - 3	4	9

Total (1)		100%	100%

(1)
Securities lending collateral reinvestment is excluded from target and actual percentage of plan assets.

       In general, exposures to an asset category may be achieved either through direct investment holdings or through replication using derivative instruments (e.g., futures or swaps). The notional amount of derivatives used for replication is targeted at 10% and limited to 15% of total assets.

       Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. U.S. government fixed income securities and U.S. equity securities are lent out and cash collateral is invested 35% in fixed income securities and 65% in short-term investments.

       The following table presents the fair values of pension plan assets as of December 31, 2010.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2010
Assets
Equity securities:
U.S.	$922	$216	$6	$1,144
International	688	154	—	842
Fixed income securities:
U.S. government and agencies	722	71	—	793
Foreign government	—	14	—	14
Municipal	—	—	222	222
Corporate	—	836	10	846
RMBS	—	89	48	137
Short-term investments	89	574	—	663
Limited partnership interests:
Real estate funds (1)	—	—	167	167
Private equity funds (2)	—	—	166	166
Hedge funds (3)	—	—	373	373
Cash and cash equivalents	33	—	—	33
Free-standing derivatives:
Assets	—	9	—	9
Liabilities	(2)	—	—	(2)

Total plan assets at fair value	$2,452	$1,963	$992	5,407

% of total plan assets at fair value	45.4%	36.3%	18.3%	100.0%
Securities lending obligation (4)				(772)
Other net plan assets (5)				34

Total reported plan assets				$4,669

(1)
Real estate funds held by the pension plans are primarily invested in U.S. commercial real estate.
(2)
Private equity funds held by the pension plans are primarily comprised of North American buyout funds.
(3)
Hedge funds held by the pension plans primarily comprise fund of funds investments in diversified pools of capital across funds with underlying strategies such as convertible arbitrage, equity market neutral, fixed income arbitrage, global macro, commodity trading advisors, long short equity, short biased equity, and event driven strategies.
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

       The following table presents the fair values of pension plan assets as of December 31, 2009.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2009
Assets
Equity securities:
U.S.	$888	$137	$4	$1,029
International	542	121	—	663
Fixed income securities:
U.S. government and agencies	774	72	—	846
Municipal	—	—	344	344
Corporate	—	565	10	575
RMBS	—	—	61	61
ABS	—	—	32	32
Short-term investments	60	657	—	717
Limited partnership interests:
Real estate funds	—	—	135	135
Private equity funds	—	—	149	149
Hedge funds	—	—	368	368
Cash and cash equivalents	10	—	—	10
Free-standing derivatives:
Assets	13	—	—	13
Liabilities	(7)	—	—	(7)

Total plan assets at fair value	$2,280	$1,552	$1,103	4,935

% of total plan assets at fair value	46.2%	31.4%	22.4%	100.0%
Securities lending obligation				(840)
Other net plan assets				32

Total reported plan assets				$4,127

       The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 5.

       The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2010.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2009	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of December 31, 2010
Assets
U. S. equity securities	$4	$—	$2	$—	$—	$—	$6
Fixed income securities:
Municipal	344	—	(2)	(114)	—	(6)	222
Corporate	10	—	—	—	—	—	10
RMBS	61	(10)	23	(26)	—	—	48
ABS	32	(1)	—	(31)	—	—	—
Limited partnership interests:
Real estate funds	135	(4)	3	33	—	—	167
Private equity funds	149	—	19	(2)	—	—	166
Hedge funds	368	(58)	73	(10)	—	—	373

Total Level 3 plan assets	$1,103	$(73)	$118	$(150)	$—	$(6)	$992

       The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2009.

($ in millions)		Actual return on plan assets:
	Balance as of January 1, 2009	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2009
Assets
U. S. equity securities	$5	$—	$(3)	$2	$—	$4
Fixed income securities:
Municipal	408	—	22	(48)	(38)	344
Corporate	10	2	—	17	(19)	10
RMBS	99	—	2	(40)	—	61
ABS	—	—	—	32	—	32
Limited partnership interests:
Real estate funds	142	—	(47)	40	—	135
Private equity funds	133	—	4	12	—	149
Hedge funds	341	10	37	(20)	—	368

Total Level 3 plan assets	$1,138	$12	$15	$(5)	$(57)	$1,103

       The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company's assumption for the expected long-term rate of return on plan assets is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward looking nature of this assumption, the actual returns in any one year do not immediately result in a change. In giving consideration to the targeted plan asset allocation, the Company evaluated returns using the same sources it has used historically which include: historical average asset class returns from an independent nationally recognized vendor of this type of data blended together using the asset allocation policy weights for the Company's pension plans; asset class return forecasts from a large global independent asset management firm that specializes in providing multi-asset class index fund products which were blended together using the asset allocation policy weights; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. This same methodology has been applied on a consistent basis each year. All of these were consistent with the Company's long-term rate of return on plan assets assumption of 8.5% as of December 31, 2010 and 2009. As of the 2010 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 3.5% and 6.0%, respectively.

       Pension plan assets did not include any of the Company's common stock as of December 31, 2010 or 2009.

Cash flows

       There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2010. The Company currently plans to contribute $263 million to its pension plans in 2011.

       The Company contributed $35 million and $39 million to the postretirement benefit plans in 2010 and 2009, respectively. Contributions by participants were $22 million and $38 million in 2010 and 2009.

Estimated future benefit payments

       Estimated future benefit payments expected to be paid in the next 10 years, based on the assumptions used to measure the Company's benefit obligation as of December 31, 2010 are presented in the table below. Effective January 1, 2010, the Company no longer participates in the Retiree Drug Subsidy program due to the change in the Company's retiree medical plan for Medicare-eligible retirees.

($ in millions)	Postretirement benefits
	Pension benefits	Gross benefit payments
2011	$292	$36
2012	313	38
2013	321	39
2014	356	42
2015	375	43
2016-2020	2,408	247

Total benefit payments	$4,065	$445

Allstate 401(k) Savings Plan

       Employees of the Company, with the exception of those employed by the Company's international subsidiaries and Sterling Collision Centers ("Sterling") subsidiary, are eligible to become members of the Allstate 401(k) Savings Plan ("Allstate Plan"). The Company's contributions are based on the Company's matching obligation and certain performance measures. The Company is responsible for funding its anticipated contribution to the Allstate Plan, and may, at the discretion of management, use the ESOP to pre-fund certain portions. In connection with the Allstate Plan, the Company has a note from the ESOP with a principal balance of $22 million as of December 31, 2010. The ESOP note has a fixed interest rate of 7.9% and matures in 2019. The Company records dividends on the ESOP shares in retained income and all the shares held by the ESOP are included in basic and diluted weighted average common shares outstanding.

       The Company's contribution to the Allstate Plan was $36 million, $78 million and $48 million in 2010, 2009 and 2008, respectively. These amounts were reduced by the ESOP benefit computed for the years ended December 31 as follows:

($ in millions)	2010	2009	2008
Interest expense recognized by ESOP	$2	$2	$2
Less: dividends accrued on ESOP shares	(2)	(2)	(2)
Cost of shares allocated	2	2	2

Compensation expense	2	2	2
Reduction of defined contribution due to ESOP	11	22	12

ESOP benefit	$(9)	$(20)	$(10)

       The Company made no contributions to the ESOP in 2010 and 2009. The Company contributed $5 million to the ESOP in 2008. As of December 31, 2010, total committed to be released, allocated and unallocated ESOP shares were 0.2 million, 34 million and 5 million, respectively.

       Allstate has defined contribution plans for eligible employees of its Canadian insurance subsidiaries and Sterling. Expense for these plans was $5 million, $6 million and $2 million in 2010, 2009 and 2008, respectively.

17.  Equity Incentive Plans

       The Company currently has two equity incentive plans that permit it to grant nonqualified stock options, incentive stock options, restricted or unrestricted shares of the Company's stock and restricted stock units to certain employees and directors of the Company. The total compensation expense related to equity awards was $68 million, $74 million and $85 million and the total income tax benefits were $23 million, $25 million and $29 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total cash received from the exercise of options was $28 million, $3 million and $33 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total tax benefit realized on options exercised and stock unrestricted was $11 million, $3 million and $12 million for the years ended December 31, 2010, 2009 and 2008, respectively.

       The Company records compensation expense related to awards under these plans over the vesting period of each grant. The Company records compensation expense for employees eligible for continued vesting upon retirement over the vesting period to the date that the employee is eligible for retirement. As of December 31, 2010, total unrecognized compensation cost related to all nonvested awards was $107 million, of which $63 million related to nonqualified stock options which are expected to be recognized over the weighted average vesting period of 2.36 years and $44 million is related to restricted stock units which are expected to be recognized over the weighted average vesting period of 2.47 years.

       Options are granted under the plans with exercise prices equal to the closing share price of the Company's common stock on the applicable grant date. Options granted to employees under the Allstate plan generally vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. Options granted prior to 2010 vest ratably over a four year period. Options may be exercised once vested and will expire ten years after the date of grant unless the employee retires. For a retirement, employee stock options vest as scheduled. When the options become vested, they may be exercised on or before the earlier of the option expiration date or the fifth anniversary of the employee's retirement. Restricted stock units generally vest and unrestrict 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, except for directors which vest immediately and unrestrict after leaving the board. Restricted stock and restricted stock units granted to employees prior to 2010 vest and unrestrict in full on the fourth anniversary of the grant date. Employee awards are subject to forfeiture upon termination. For terminations due to employee retirement, restricted stock units continue to unrestrict as provided for in the original grant.

       A total of 71.0 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans' terms. As of December 31, 2010, 21.2 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.

       The fair value of each option grant is estimated on the date of grant using a binomial lattice model. The Company uses historical data to estimate option exercise and employee termination within the valuation model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the binominal lattice model and represents the period of time that options granted are expected to be outstanding. The expected volatility of the price of the underlying shares is implied based on traded options and historical volatility of the Company's common stock. The expected dividends for 2010 were based on the current dividend yield of the Company's stock as of the date of the grant. The expected dividends for 2009 were based on a graded average of the current and historical long-term dividend yield of the Company's stock as of the date of the grant. The expected dividends for 2008 were based on the current dividend yield of the Company's stock as of the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used are shown in the following table.

	2010	2009	2008
Weighted average expected term	7.8 years	8.1 years	8.1 years
Expected volatility	23.7 - 52.3%	26.3 - 79.2%	16.9 - 58.6%
Weighted average volatility	35.1%	38.3%	23.1%
Expected dividends	2.4 - 2.8%	2.6%	3.1 - 5.8%
Weighted average expected dividends	2.6%	2.6%	3.1%
Risk-free rate	0.1 - 3.9%	0.0 - 3.7%	0.2 - 4.1%

       A summary of option activity for the year ended December 31, 2010 is shown in the following table.

	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2010	34,910	$39.64
Granted	4,014	31.40
Exercised	(1,403)	20.28
Forfeited	(949)	28.68
Expired	(1,276)	49.90

Outstanding as of December 31, 2010:	35,296	39.39	$124,033	5.3

Outstanding, net of expected forfeitures	34,968	39.51	121,995	5.3
Outstanding, exercisable ("vested")	21,470	45.92	22,910	3.7

       The weighted average grant date fair value of options granted was $9.89, $5.74 and $9.98 during the years ended December 31, 2010, 2009 and 2008, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $16 million, $428 thousand and $9 million during the years ended December 31, 2010, 2009 and 2008, respectively.

       The changes in restricted stock and restricted stock units are shown in the following table for the year ended December 31, 2010.

	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2010	3,368	$34.83
Granted	1,143	31.32
Vested	(527)	52.65
Forfeited	(227)	30.66

Nonvested as of December 31, 2010	3,757	$31.50

       The fair value of restricted stock and restricted stock units is based on the market value of the Company's stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock and restricted stock units granted was $31.32, $17.47 and $48.00 during the years ended December 31, 2010, 2009 and 2008, respectively. The total fair value of restricted stock and restricted stock units vested was $16 million, $11 million and $25 million during the years ended December 31, 2010, 2009 and 2008, respectively.

       The tax benefit realized in 2010, 2009 and 2008 related to tax deductions from stock option exercises and included in shareholders' equity was $4 million, zero and $3 million, respectively. The tax benefit realized in 2010, 2009 and 2008 related to all stock-based compensation and credited directly to shareholders' equity was $0.5 million, $(6) million and $3 million, respectively.

18.  Business Segments

       Allstate management is organized around products and services, and this structure is considered in the identification of its four reportable segments. These segments and their respective operations are as follows:

       Allstate Protection sells principally private passenger auto and homeowners insurance in the United States and Canada. Revenues from external customers generated outside the United States were $741 million, $619 million and $665 million in 2010, 2009 and 2008, respectively. The Company evaluates the results of this segment based upon underwriting results.

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

       Allstate Financial sells life insurance, retirement and investment products and voluntary accident and health insurance. The principal individual products are interest-sensitive, traditional and variable life insurance; fixed annuities; and voluntary accident and health insurance. The institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. Banking products and services have been offered to customers through the Allstate Bank. Allstate Financial had no revenues from external customers generated outside the United States in 2010, 2009 and 2008. The Company evaluates the results of this segment based upon operating income.

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

Measuring segment profit or loss

       The measure of segment profit or loss used by Allstate's management in evaluating performance is underwriting income (loss) for the Allstate Protection and Discontinued Lines and Coverages segments and operating income for Allstate Financial and Corporate and Other segments. A reconciliation of these measures to net income (loss) is provided below.

       Underwriting income (loss) is calculated as premiums earned, less claims and claims expenses ("losses"), amortization of DAC, operating costs and expenses, and restructuring and related charges as determined using GAAP.

       Operating income (loss) is net income (loss) excluding:

•
realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in operating income (loss),

•
(amortization) accretion of DAC and DSI, to the extent they resulted from the recognition of certain realized capital gains and losses,

•
gain (loss) on disposition of operations, after-tax, and

•
adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years.

       Summarized revenue data for each of the Company's business segments for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$16,530	$16,642	$17,048
Non-standard auto	905	966	1,100

Total auto	17,435	17,608	18,148
Homeowners	6,078	6,077	6,261
Other personal lines	2,442	2,510	2,558

Allstate Protection	25,955	26,195	26,967
Discontinued Lines and Coverages	2	(1)	—

Total property-liability insurance premiums	25,957	26,194	26,967
Net investment income	1,189	1,328	1,674
Realized capital gains and losses	(321)	(168)	(1,858)

Total Property-Liability	26,825	27,354	26,783
Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	420	407	399
Immediate annuities with life contingencies	97	102	132
Accident and health insurance	621	460	412

Total life and annuity premiums	1,138	969	943
Interest-sensitive life insurance	991	944	896
Fixed annuities	39	45	56

Total contract charges	1,030	989	952

Total life and annuity premiums and contract charges	2,168	1,958	1,895
Net investment income	2,853	3,064	3,811
Realized capital gains and losses	(517)	(431)	(3,127)

Total Allstate Financial	4,504	4,591	2,579
Corporate and Other
Service fees	11	9	10
Net investment income	60	52	137
Realized capital gains and losses	11	16	(105)

Total Corporate and Other before reclassification of service fees	82	77	42
Reclassification of service fees (1)	(11)	(9)	(10)

Total Corporate and Other	71	68	32

Consolidated revenues	$31,400	$32,013	$29,394

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

       Summarized financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$526	$1,027	$189
Discontinued Lines and Coverages	(31)	(32)	(25)

Total underwriting income	495	995	164
Net investment income	1,189	1,328	1,674
Income tax expense on operations	(426)	(558)	(401)
Realized capital gains and losses, after-tax	(207)	(222)	(1,209)
Gain on disposition of operations, after-tax	3	—	—

Property-Liability net income	1,054	1,543	228
Allstate Financial
Life and annuity premiums and contract charges	2,168	1,958	1,895
Net investment income	2,853	3,064	3,811
Periodic settlements and accruals on non-hedge derivative financial instruments	51	14	20
Contract benefits and interest credited to contractholder funds	(3,613)	(3,655)	(4,029)
Operating costs and expenses and amortization of deferred policy acquisition costs	(755)	(867)	(1,051)
Restructuring and related charges	3	(25)	(1)
Income tax expense on operations	(231)	(149)	(207)

Operating income	476	340	438
Realized capital gains and losses, after-tax	(337)	(417)	(2,034)
DAC and DSI (amortization) accretion related to realized capital gains and losses, after-tax	(34)	(177)	385
DAC and DSI unlocking related to realized capital gains and losses, after-tax	(18)	(224)	(274)
Non-recurring items, after-tax (1)	—	—	(219)
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(33)	(9)	(13)
Gain (loss) on disposition of operations, after-tax	4	4	(4)

Allstate Financial net income (loss)	58	(483)	(1,721)
Corporate and Other
Service fees (2)	11	9	10
Net investment income	60	52	137
Operating costs and expenses (2)	(390)	(419)	(372)
Income tax benefit on operations	128	141	107

Operating loss	(191)	(217)	(118)
Realized capital gains and losses, after-tax	7	11	(68)

Corporate and Other net loss	(184)	(206)	(186)

Consolidated net income (loss)	$928	$854	$(1,679)

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

       Additional significant financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Amortization of DAC
Property-Liability	$3,678	$3,789	$3,975
Allstate Financial	356	965	704

Consolidated	$4,034	$4,754	$4,679

Income tax expense (benefit)
Property-Liability	$314	$612	$(248)
Allstate Financial	8	(82)	(954)
Corporate and Other	(124)	(136)	(144)

Consolidated	$198	$394	$(1,346)

       Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in the Property-Liability segment. A portion of these long-lived assets are used by entities included in the Allstate Financial and Corporate and Other segments and, accordingly, are charged expenses in proportion to their use.

       Summarized data for total assets and investments for each of the Company's reportable segments as of December 31 are as follows:

($ in millions)	2010	2009	2008
Assets
Property-Liability	$47,573	$47,179	$45,967
Allstate Financial	79,069	81,968	84,929
Corporate and Other	4,232	3,505	3,902

Consolidated	$130,874	$132,652	$134,798

Investments
Property-Liability	$35,048	$34,526	$30,837
Allstate Financial	61,582	62,216	61,499
Corporate and Other	3,853	3,091	3,662

Consolidated	$100,483	$99,833	$95,998

       The balances above reflect the elimination of related party investments between segments.

19.  Other Comprehensive Income

       The components of other comprehensive income (loss) on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2010			2009			2008
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains (losses) arising during the period, net of related offsets	$2,523	$(882)	$1,641	$5,015	$(1,754)	$3,261	$(10,567)	$3,660	$(6,907)
Less: reclassification adjustment of realized capital gains and losses	(221)	77	(144)	(284)	99	(185)	(3,509)	1,228	(2,281)

Unrealized net capital gains and losses	2,744	(959)	1,785	5,299	(1,853)	3,446	(7,058)	2,432	(4,626)
Unrealized foreign currency translation adjustments	35	(12)	23	63	(22)	41	(114)	40	(74)
Unrecognized pension and other postretirement benefit cost	142	(48)	94	(292)	78	(214)	(1,103)	379	(724)

Other comprehensive income (loss)	$2,921	$(1,019)	$1,902	$5,070	$(1,797)	$3,273	$(8,275)	$2,851	$(5,424)

20.  Quarterly Results (unaudited)

($ in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues	$7,749	$7,883	$7,656	$8,490	$7,908	$7,582	$8,087	$8,058
Net income (loss)	120	(274)	145	389	367	221	296	518
Net income (loss) earnings per share — Basic	0.22	(0.51)	0.27	0.72	0.68	0.41	0.55	0.96
Net income (loss) earnings per share — Diluted	0.22	(0.51)	0.27	0.72	0.68	0.41	0.55	0.96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, IL 60062

We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2010. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allstate Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In 2009, the Company changed its recognition and presentation for other-than-temporary impairments of debt securities.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 24, 2011

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

       Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria related to internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

       Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company's internal control over financial reporting, which is included herein.

       Changes in Internal Control over Financial Reporting.    During the fiscal quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

       The following disclosures relate to actions taken by the Board of Directors of The Allstate Corporation and its committees on February 22, 2011 and would otherwise have been reported during the first fiscal quarter of 2011 on a Form 8-K under the heading "Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers."

       On February 22, 2011, the Board of Directors approved the amendments to the 2009 Equity Incentive Plan to provide for a revised retirement vesting provision and for beneficiary designations by participants; and approved revisions to form of option and restricted stock unit (RSU) award agreements.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

       Information regarding directors of The Allstate Corporation standing for election at the 2011 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions "Management Proposals to be Voted On – Proposal 1. Election of Directors."

       Information regarding our audit committee and audit committee financial experts is incorporated in this Item 10 by reference to the first paragraph of the discussion under the captions "Corporate Governance Practices and Code of Ethics – Board Committees – Audit Committee" in the Proxy Statement.

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

Item 11.  Executive Compensation

       Information required for Item 11 is incorporated by reference to the sections of the Proxy Statement with the following captions:

  •
  Corporate Governance Practices and Code of Ethics – Compensation Committee Interlocks and Insider Participation

  •
  Director Compensation

  •
  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the sections of the Proxy Statement with the following captions:

  •
  Security Ownership of Directors and Executive Officers

  •
  Security Ownership of Certain Beneficial Owners

Equity Compensation Plan Information

The following table includes information as of December 31, 2010 with respect to The Allstate Corporation's equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders (1)	39,052,350	(2)	$35.60	21,028,660	(3)
Total	39,052,350	(2)	$35.60	21,028,660	(3)
(1)
Consists of the Equity Incentive Plan; the 2009 Equity Incentive Plan, which amended and restated the 2001 Equity Incentive Plan; the Equity Incentive Plan for Non-Employee Directors; and the 2006 Equity Compensation Plan for Non-Employee Directors.
(2)
Outstanding restricted stock units ("RSUs") convert to common stock without the payment of consideration. As of December 31, 2010, 3,756,637 RSUs were outstanding. The weighted-average exercise price of outstanding options, warrants, and rights excluding RSUs was $39.39.
(3)
Includes 20,899,641 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and stock in lieu of cash under the 2009 Equity Incentive Plan; and 313,189 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, and stock in lieu of cash compensation under the 2006 Equity Compensation Plan for Non-Employee Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

       Information required for Item 13 is incorporated by reference to the material in the Proxy Statement under the captions "Related Person Transactions" and "Corporate Governance Practices and Code of Ethics – Determinations of Independence of Nominees for Election."

Item 14.  Principal Accounting Fees and Services

       Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the captions "Management Proposals to be Voted On – Proposal 2. Ratification of Appointment of Independent Registered Public Accountant."

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

Item 15.  (a) (3)

       The following is a list of the exhibits filed as part of this Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements. A dagger (†) indicates an award form first used under The Allstate Corporation 2001 Equity Incentive Plan, which was amended and restated as The Allstate Corporation 2009 Equity Incentive Plan. The SEC File Number for the exhibits incorporated by reference is 1-11840.

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
10.2	Amendment No. 1 to Credit Agreement dated as of May 22, 2008, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed May 27, 2008

10.3*	The Allstate Corporation Annual Executive Incentive Plan incorporated herein by reference to Appendix B of The Allstate Corporation's Proxy Statement filed April 1, 2009
10.4*	The Allstate Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2011
10.5*	The Allstate Corporation 2009 Equity Incentive Plan, as amended and restated effective February 22, 2011
10.6*	Form of Option Award Agreement for awards granted on or after February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan
10.7*
Form of Option Award Agreement for awards granted on or after May 19, 2009 and prior to February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K/A filed May 20, 2009
10.8* †
Form of Option Award Agreement for awards granted on or after September 13, 2008 and prior to May 19, 2009 under The Allstate Corporation 2001 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.9* †
Form of Executive Officer Option Award Agreement for awards granted on or after July 18, 2006 and prior to September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed July 20, 2006
10.10* †
Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.19 to The Allstate Corporation annual report on Form 10-K for 2003
10.11* †
Form of Executive Officer Option Award Agreement for awards dated May 15, 2001 under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2001
10.12*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan
10.13*
Form of Restricted Stock Unit Award Agreement for awards granted on or after February 22, 2010 and prior to February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.17 to The Allstate Corporation annual report on Form 10-K for 2009
10.14* †
Form of amended and restated Restricted Stock Unit Award Agreement for certain retirement eligible/retired employees with regards to awards outstanding on September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.15* †
Form of Restricted Stock Unit Award Agreement for awards granted on or after September 13, 2008 and prior to February 22, 2010 under The Allstate Corporation 2001 Equity Incentive Plan incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.16*
Allstate Insurance Company Supplemental Retirement Income Plan, as amended and restated effective December 31, 2008, incorporated herein by reference to Exhibit 10.20 to The Allstate Corporation annual report on Form 10-K for 2008
10.17*
First Amendment to Allstate Insurance Company Supplemental Retirement Income Plan, effective as of November 30, 2009, incorporated herein by reference to Exhibit 10.22 to The Allstate Corporation annual report on Form 10-K for 2009
10.18*	Form of Tier One Change of Control Employment Agreement, incorporated herein by reference to Exhibit 10.22 to The Allstate Corporation annual report on Form 10-K for 2008
10.19*
Form of Amended and Restated Tier Two Change of Control Employment Agreement to be effective as of December 31, 2008, incorporated herein by reference to Exhibit 10.23 to The Allstate Corporation annual report on Form 10-K for 2008
10.20*	Offer letter dated September 9, 2007 to Michele C. Mayes incorporated herein by reference to Exhibit 10 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2009

10.21*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.7 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.22*
The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.5 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.23*
The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.6 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.24*
Form of Option Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K filed May 19, 2006
10.25*
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
10.28*	Resolutions regarding Non-Employee Director Compensation, incorporated herein by reference to Exhibit 10.37 to The Allstate Corporation annual report on Form 10-K for 2009
10.29*
Resolutions regarding Non-Employee Director Compensation, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended September 30, 2010
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
February 22, 2011

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson Thomas J. Wilson	Chairman of the Board, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 22, 2011
/s/ Don Civgin Don Civgin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2011
/s/ F. Duane Ackerman F. Duane Ackerman	Director	February 22, 2011
/s/ Robert D. Beyer Robert D. Beyer	Director	February 22, 2011
/s/ W. James Farrell W. James Farrell	Director	February 22, 2011
/s/ Jack M. Greenberg Jack M. Greenberg	Director	February 22, 2011
/s/ Ronald T. LeMay Ronald T. LeMay	Director	February 22, 2011
/s/ Andrea Redmond Andrea Redmond	Director	February 22, 2011
/s/ H. John Riley, Jr. H. John Riley, Jr.	Director	February 22, 2011
/s/ Joshua I. Smith Joshua I. Smith	Director	February 22, 2011
/s/ Judith A. Sprieser Judith A. Sprieser	Director	February 22, 2011
/s/ Mary Alice Taylor Mary Alice Taylor	Director	February 22, 2011

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2010

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$8,320	$8,596	$8,596
States, municipalities and political subdivisions	16,201	15,934	15,934
Foreign governments	2,821	3,158	3,158
Public utilities	6,184	6,560	6,560
Convertibles and bonds with warrants attached	1,058	954	954
All other corporate bonds	29,019	30,142	30,142
Asset-backed securities	4,425	4,244	4,244
Residential mortgage-backed securities	8,509	7,993	7,993
Commercial mortgage-backed securities	2,213	1,994	1,994
Redeemable preferred stocks	36	37	37

Total fixed maturities	78,786	$79,612	79,612

Equity securities:
Common stocks:
Public utilities	119	$122	122
Banks, trusts and insurance companies	578	633	633
Industrial, miscellaneous and all other	3,398	3,910	3,910
Nonredeemable preferred stocks	133	146	146

Total equity securities	4,228	$4,811	4,811

Mortgage loans on real estate	6,679	$6,439	6,679

Real estate acquired in satisfaction of debt	109		109
Policy loans	1,141		1,141
Derivative instruments	437	$439	439

Limited partnership interests	3,816		3,816
Other long-term investments	597		597
Short-term investments	3,279	$3,279	3,279

Total investments	$99,072		$100,483

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

($ in millions)	Year Ended December 31,
	2010	2009	2008
Revenues
Investment income, less investment expense	$14	$10	$42
Realized capital gains and losses	(1)	1	1
Other income	11	21	11

	24	32	54
Expenses
Interest expense	365	389	347
Other operating expenses	22	18	16

	387	407	363

Loss from operations before income tax benefit and equity in net income (loss) of subsidiaries	(363)	(375)	(309)
Income tax benefit	(135)	(144)	(120)

Loss before equity in net income (loss) of subsidiaries	(228)	(231)	(189)
Equity in net income (loss) of subsidiaries	1,156	1,085	(1,490)

Net income (loss)	928	854	(1,679)

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	1,785	3,446	(4,626)
Unrealized foreign currency translation adjustments	23	41	(74)
Unrecognized pension and other postretirement benefit cost	94	(214)	(724)

Other comprehensive income (loss), after-tax	1,902	3,273	(5,424)

Comprehensive income (loss)	$2,830	$4,127	$(7,103)

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2010	2009
Assets
Investments in subsidiaries	$22,806	$21,152
Fixed income securities, at fair value (amortized cost $809 and $807)	824	808
Short-term investments, at fair value (amortized cost $1,428 and $728)	1,428	728
Receivable from subsidiaries	269	299
Other assets	335	356

Total assets	$25,662	$23,343

Liabilities
Long-term debt	$5,850	$5,850
Postretirement benefit obligation	376	404
Deferred compensation	232	219
Dividends payable to shareholders	109	108
Other liabilities	79	70

Total liabilities	6,646	6,651

Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 533 million and 537 million shares outstanding	9	9
Additional capital paid-in	3,176	3,172
Retained income	31,969	31,492
Deferred ESOP expense	(44)	(47)
Treasury stock, at cost (367 million and 363 million shares)	(15,910)	(15,828)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	935	(870)
Unrealized foreign currency translation adjustments	69	46
Unrealized pension and other postretirement benefit cost	(1,188)	(1,282)

Total accumulated other comprehensive loss	(184)	(2,106)

Total shareholders' equity	19,016	16,692

Total liabilities and equity	$25,662	$23,343

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$928	$854	$(1,679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (income) loss of subsidiaries	(1,156)	(1,085)	1,490
Dividends received from subsidiaries	1,384	262	3,415
Realized capital gains and losses	1	—	—
Other operating assets and liabilities	102	133	(73)

Net cash provided by operating activities	1,259	164	3,153

Cash flows from investing activities
Proceeds from sales and collections of investments	217	75	368
Investment purchases	(219)	(858)	(125)
Capital contributions to subsidiaries	—	(267)	—
Return of investment	—	25	—
Change in short-term investments, net	(696)	1,159	(1,231)

Net cash (used in) provided by investing activities	(698)	134	(988)

Cash flows from financing activities
Repayment of long-term debt	—	(750)	—
Proceeds from issuance of long-term debt	—	1,000	—
Dividends paid to shareholders	(430)	(542)	(889)
Treasury stock purchases	(152)	(4)	(1,323)
Shares reissued under equity incentive plans, net	28	3	33
Excess tax benefits on share-based payment arrangements	(7)	(5)	3

Net cash used in financing activities	(561)	(298)	(2,176)

Net decrease in cash	—	—	(11)
Cash at beginning of year	—	—	11

Cash at end of year	$—	$—	$—

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.    General

       The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8. The long-term debt presented in Note 11 "Capital Structure" are direct obligations of the Registrant, with the exception of the following obligations as of December 31:

($ in millions)	2010	2009
Long-term:
Federal Home Loan Bank ("FHLB") advances, due 2018	$16	$18
Synthetic lease VIE obligations, floating rates, due 2011	42	42

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

       The Registrant paid $360 million, $380 million and $344 million of interest on debt in 2010, 2009 and 2008, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

($ in millions)	As of December 31,			For the year ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income (1)	Claims and claims expense, contract benefits and interest credited to contractholders	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2010
Property-Liability operations
Allstate Protection	$1,377	$17,046	$9,761	$25,955		$18,923	$3,678	$2,828	$25,906
Discontinued Lines and Coverages	—	2,422	—	2		28	—	5	1

Total Property-Liability	1,377	19,468	9,761	25,957	$1,189	18,951	3,678	2,833	25,907
Allstate Financial operations	3,392	61,677	39	2,168	2,853	3,622	356	466	624
Corporate and Other	—	—	—	—	60	—	—	379	—

Total	$4,769	$81,145	$9,800	$28,125	$4,102	$22,573	$4,034	$3,678	$26,531

2009
Property-Liability operations
Allstate Protection	$1,410	$16,574	$9,780	$26,195		$18,722	$3,789	$2,657	$25,972
Discontinued Lines and Coverages	—	2,593	—	(1)		24	—	7	(1)

Total Property-Liability	1,410	19,167	9,780	26,194	$1,328	18,746	3,789	2,664	25,971
Allstate Financial operations	4,060	65,492	42	1,958	3,064	3,743	965	455	465
Corporate and Other	—	—	—	—	52	—	—	410	—

Total	$5,470	$84,659	$9,822	$28,152	$4,444	$22,489	$4,754	$3,529	$26,436

2008
Property-Liability operations
Allstate Protection	$1,453	$16,719	$9,980	$26,967		$20,046	$3,975	$2,757	$26,584
Discontinued Lines and Coverages	—	2,737	—	—		18	—	7	—

Total Property-Liability	1,453	19,456	9,980	26,967	$1,674	20,064	3,975	2,764	26,584
Allstate Financial operations	7,089	71,294	44	1,895	3,811	4,023	704	521	419
Corporate and Other	—	—	—	—	137	—	—	362	—

Total	$8,542	$90,750	$10,024	$28,862	$5,622	$24,087	$4,679	$3,647	$27,003

(1)
A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE IV – REINSURANCE

($ in millions)
	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2010
Life insurance in force	$523,214	$238,745	$9,680	$294,149	3.3%

Premiums and contract charges:
Life insurance	$2,170	$659	$36	$1,547	2.3%
Accident-health insurance	765	145	1	621	0.2%
Property-liability insurance	27,015	1,092	34	25,957	0.1%

Total premiums and contract charges	$29,950	$1,896	$71	$28,125	0.3%

Year ended December 31, 2009
Life insurance in force	$525,381	$253,650	$10,230	$281,961	3.6%

Premiums and contract charges:
Life insurance	$2,142	$682	$38	$1,498	2.5%
Accident-health insurance	615	156	1	460	0.2%
Property-liability insurance	27,200	1,056	50	26,194	0.2%

Total premiums and contract charges	$29,957	$1,894	$89	$28,152	0.3%

Year ended December 31, 2008
Life insurance in force	$520,762	$251,655	$10,935	$280,042	3.9%

Premiums and contract charges:
Life insurance	$2,184	$743	$41	$1,482	2.8%
Accident-health insurance	570	157	—	413	—%
Property-liability insurance	28,021	1,139	85	26,967	0.3%

Total premiums and contract charges	$30,775	$2,039	$126	$28,862	0.4%

(1)
No reinsurance or coinsurance income was netted against premium ceded in 2010, 2009 or 2008.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance at end of period
Year ended December 31, 2010
Allowance for reinsurance recoverables	$142	$—	$—	$—	$142
Allowance for premium installment receivable	77	86	—	88	75
Allowance for deferred tax assets	11	—	—	5	6
Allowance for estimated losses on mortgage loans	95	65	—	76	84
Year ended December 31, 2009
Allowance for reinsurance recoverables	$168	$—	$—	$26	$142
Allowance for premium installment receivable	70	125	—	118	77
Allowance for deferred tax assets	49	250	—	288	11
Allowance for estimated losses on mortgage loans	4	97	—	6	95
Year ended December 31, 2008
Allowance for reinsurance recoverables	$185	$—	$—	$17	$168
Allowance for premium installment receivable	68	89	—	87	70
Allowance for deferred tax assets	6	43	—	—	49
Allowance for estimated losses on mortgage loans	—	4	—	—	4

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-CASUALTY INSURANCE OPERATIONS

($ in millions)	As of December 31,
	2010	2009	2008

Deferred policy acquisition costs	$1,377	$1,410	$1,453
Reserves for insurance claims and claims expense	19,468	19,167	19,456
Unearned premiums	9,761	9,780	9,980

	Year Ended December 31,
	2010	2009	2008
Earned premiums	$25,957	$26,194	$26,967
Net investment income	1,189	1,328	1,674
Claims and claims adjustment expense incurred
Current year	19,110	18,858	19,894
Prior years	(159)	(112)	170
Amortization of deferred policy acquisition costs	3,678	3,789	3,975
Paid claims and claims adjustment expense	18,583	18,900	19,542
Premiums written	25,907	25,971	26,584

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Allstate Corporation
Northbrook, IL 60062

We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company's internal control over financial reporting as of December 31, 2010, and have issued our report thereon dated February 24, 2011 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in the Company's recognition and presentation for other-than-temporary impairments of debt securities in 2009); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 24, 2011