Form 10-Q
period 2011-03-31
ALLSTATE CORP
filed 2011-04-27
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ___                   No   X

As of April 18, 2011, the registrant had 522,960,958 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended
	March 31,
	2011	2010
	(unaudited)
Revenues
Property-liability insurance premiums	$6,448	$6,503
Life and annuity premiums and contract charges	569	544
Net investment income	982	1,050
Realized capital gains and losses:
Total other-than-temporary impairment losses	(156)	(250)
Portion of loss recognized in other comprehensive income	(27)	(5)
Net other-than-temporary impairment losses recognized in earnings	(183)	(255)
Sales and other realized capital gains and losses	279	(93)
Total realized capital gains and losses	96	(348)
	8,095	7,749

Costs and expenses
Property-liability insurance claims and claims expense	4,476	4,792
Life and annuity contract benefits	454	442
Interest credited to contractholder funds	418	463
Amortization of deferred policy acquisition costs	1,051	1,014
Operating costs and expenses	838	829
Restructuring and related charges	9	11
Interest expense	92	92
	7,338	7,643

(Loss) gain on disposition of operations	(23)	1

Income from operations before income tax expense (benefit)	734	107

Income tax expense (benefit)	215	(13)

Net income	$519	$120

Earnings per share:

Net income per share - Basic	$0.98	$0.22

Weighted average shares - Basic	531.0	540.5

Net income per share - Diluted	$0.97	$0.22

Weighted average shares - Diluted	533.6	541.8

Cash dividends declared per share	$0.21	$0.20

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31,	December 31,
	2011	2010
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $79,292 and $78,786)	$80,242	$79,612
Equity securities, at fair value (cost $3,792 and $4,228)	4,437	4,811
Mortgage loans	6,582	6,679
Limited partnership interests	4,077	3,816
Short-term, at fair value (amortized cost $1,986 and $3,279)	1,986	3,279
Other	2,287	2,286
Total investments	99,611	100,483
Cash	641	562
Premium installment receivables, net	4,842	4,839
Deferred policy acquisition costs	4,697	4,769
Reinsurance recoverables, net	6,589	6,552
Accrued investment income	885	809
Deferred income taxes	612	784
Property and equipment, net	912	921
Goodwill	874	874
Other assets	2,159	1,605
Separate Accounts	8,603	8,676
Total assets	$130,425	$130,874

Liabilities
Reserve for property-liability insurance claims and claims expense	$19,494	$19,468
Reserve for life-contingent contract benefits	13,552	13,482
Contractholder funds	46,834	48,195
Unearned premiums	9,563	9,800
Claim payments outstanding	761	737
Other liabilities and accrued expenses	6,369	5,564
Long-term debt	5,908	5,908
Separate Accounts	8,603	8,676
Total liabilities	111,084	111,830

Commitments and Contingent Liabilities (Note 10)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	--	--
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 524 million and 533 million shares outstanding	9	9
Additional capital paid-in	3,156	3,176
Retained income	32,377	31,969
Deferred ESOP expense	(42)	(44)
Treasury stock, at cost (376 million and 367 million shares)	(16,173)	(15,910)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(167)	(190)
Other unrealized net capital gains and losses	1,186	1,089
Unrealized adjustment to DAC, DSI and insurance reserves	60	36
Total unrealized net capital gains and losses	1,079	935
Unrealized foreign currency translation adjustments	79	69
Unrecognized pension and other postretirement benefit cost	(1,173)	(1,188)
Total accumulated other comprehensive loss	(15)	(184)
Total shareholders’ equity	19,312	19,016
Noncontrolling interest	29	28
Total equity	19,341	19,044
Total liabilities and equity	$130,425	$130,874

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended
	March 31,

	2011	2010
Cash flows from operating activities	(unaudited)
Net income	$519	$120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	31	16
Realized capital gains and losses	(96)	348
Loss (gain) on disposition of operations	23	(1)
Interest credited to contractholder funds	418	463
Changes in:
Policy benefits and other insurance reserves	(58)	188
Unearned premiums	(248)	(261)
Deferred policy acquisition costs	72	30
Premium installment receivables, net	3	24
Reinsurance recoverables, net	(117)	(72)
Income taxes	200	73
Other operating assets and liabilities	(21)	36
Net cash provided by operating activities	726	964
Cash flows from investing activities
Proceeds from sales
Fixed income securities	8,363	4,930
Equity securities	642	1,990
Limited partnership interests	113	146
Mortgage loans	26	3
Other investments	63	37
Investment collections
Fixed income securities	1,201	1,122
Mortgage loans	88	263
Other investments	77	18
Investment purchases
Fixed income securities	(10,207)	(7,099)
Equity securities	(144)	(556)
Limited partnership interests	(334)	(185)
Mortgage loans	(26)	(1)
Other investments	(58)	(43)
Change in short-term investments, net	1,649	411
Change in other investments, net	(119)	(49)
Purchases of property and equipment, net	(48)	(24)
Disposition of operations	(1)	--
Net cash provided by investing activities	1,285	963
Cash flows from financing activities
Contractholder fund deposits	596	828
Contractholder fund withdrawals	(2,122)	(2,569)
Dividends paid	(107)	(107)
Treasury stock purchases	(305)	(5)
Shares reissued under equity incentive plans, net	9	14
Excess tax benefits on share-based payment arrangements	(3)	(2)
Other	--	6
Net cash used in financing activities	(1,932)	(1,835)
Net increase in cash	79	92
Cash at beginning of period	562	612
Cash at end of period	$641	$704

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

The condensed consolidated financial statements and notes as of March 31, 2011, and for the three-month periods ended March 31, 2011 and 2010 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the current year presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Adopted accounting standards

Consolidation Analysis Considering Investments Held through Separate Accounts

In April 2010, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying that an insurer is not required to combine interests in investments held in a qualifying separate account with its interests in the same investments held in the general account when performing a consolidation evaluation.  The adoption of this guidance as of January 1, 2011 had no impact on the Company’s results of operations or financial position.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued disclosure guidance for entities that enter into business combinations that are material.  The guidance specifies that if an entity presents comparative financial statements, the entity should disclose proforma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination.  The Company will apply the guidance to any business combinations entered into on or after January 1, 2011.

Pending accounting standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specifies that the costs must be based on successful efforts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct-response advertising accounting criteria are met.  If application of the guidance would result in the capitalization of acquisition costs that had not been capitalized prior to adoption, the entity may elect not to capitalize those additional costs.  The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted.  The Company is in the process of evaluating the impact of adoption on the Company’s results of operations and financial position.

Criteria for Classification as a Troubled Debt Restructuring (“TDR”)

In April 2011, the FASB issued clarifying guidance related to determining whether a loan modification or restructuring should be classified as a TDR.  The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, specifically whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  The new guidance is effective for reporting periods beginning on or after June 15, 2011 with early adoption permitted.  The guidance related to the identification of a TDR is to be applied retrospectively to the beginning of the annual period of adoption.  The measurement of impairment on a TDR

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

identified under this guidance is effective prospectively.  Disclosures about the credit quality of financing receivables and the allowance for credit losses previously deferred for TDRs, is also effective for reporting periods beginning on or after June 15, 2011.  The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations and financial position.

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

The computation of basic and diluted earnings per share for the three months ended March 31 is presented in the following table.

($ in millions, except per share data)	2011	2010

Numerator:

Net income	$519	$120

Denominator:
Weighted average common shares outstanding	531.0	540.5
Effect of dilutive potential common shares:
Stock options	2.2	1.3
Restricted stock units (non-participating)	0.4	--
Weighted average common and dilutive potential common shares outstanding	533.6	541.8

Earnings per share - Basic	$0.98	$0.22
Earnings per share - Diluted	$0.97	$0.22

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 30.4 million and 24.4 million Allstate common shares, with exercise prices ranging from $27.36 to $62.84 and $27.36 to $64.53, were outstanding for the three-month periods ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share in those periods.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans (primarily refinances at maturity with no concessions granted to the borrower), fixed income securities, limited partnerships and other investments, as well as mergers completed with equity securities, totaled $53 million and $51 million for the three months ended March 31, 2011 and 2010, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liabilities for collateral received in conjunction with the Company’s securities lending program and over-the-counter (“OTC”) derivatives are reported in other liabilities and accrued expenses or other investments.  The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the three months ended March 31 are as follows:

($ in millions)	2011	2010

Net change in proceeds managed
Net change in short-term investments	$(351)	$171
Operating cash flow (used) provided	(351)	171
Net change in cash	(3)	6
Net change in proceeds managed	$(354)	$177

Net change in liabilities
Liabilities for collateral, beginning of year	$(484)	$(658)
Liabilities for collateral, end of period	(838)	(481)
Operating cash flow provided (used)	$354	$(177)

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
March 31, 2011
U.S. government and agencies	$6,509	$277	$(20)	$6,766
Municipal	15,500	367	(621)	15,246
Corporate	41,095	1,675	(375)	42,395
Foreign government	2,822	306	(11)	3,117
Residential mortgage-backed securities (“RMBS”)	6,907	195	(572)	6,530
Commercial mortgage-backed securities (“CMBS”)	2,156	63	(166)	2,053
Asset-backed securities (“ABS”)	4,280	82	(251)	4,111
Redeemable preferred stock	23	1	--	24
Total fixed income securities	$79,292	$2,966	$(2,016)	$80,242

December 31, 2010
U.S. government and agencies	$8,320	$327	$(51)	$8,596
Municipal	16,201	379	(646)	15,934
Corporate	36,260	1,816	(421)	37,655
Foreign government	2,821	347	(10)	3,158
RMBS	8,509	216	(732)	7,993
CMBS	2,213	58	(277)	1,994
ABS	4,425	113	(294)	4,244
Redeemable preferred stock	37	1	--	38
Total fixed income securities	$78,786	$3,257	$(2,431)	$79,612

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of March 31, 2011:

($ in millions)	Amortized	Fair
	cost	value

Due in one year or less	$2,699	$2,741
Due after one year through five years	24,998	25,760
Due after five years through ten years	19,348	20,199
Due after ten years	21,060	20,901
	68,105	69,601
RMBS and ABS	11,187	10,641
Total	$79,292	$80,242

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income for the three months ended March 31 is as follows:

($ in millions)	2011	2010

Fixed income securities	$900	$959
Equity securities	19	21
Mortgage loans	89	104
Limited partnership interests	10	6
Short-term investments	2	2
Other	11	1
Investment income, before expense	1,031	1,093
Investment expense	(49)	(43)
Net investment income	$982	$1,050

Realized capital gains and losses

Realized capital gains and losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2011	2010
Fixed income securities	$(27)	$(136)
Equity securities	122	14
Mortgage loans	(6)	(25)
Limited partnership interests	68	(21)
Derivatives	(67)	(185)
Other	6	5
Realized capital gains and losses	$96	$(348)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Realized capital gains and losses by transaction type for the three months ended March 31 are as follows:

($ in millions)	2011	2010
Impairment write-downs	$(114)	$(223)
Change in intent write-downs	(69)	(32)
Net other-than-temporary impairment losses recognized in earnings	(183)	(255)
Sales	283	88
Valuation of derivative instruments	22	(155)
Settlements of derivative instruments	(89)	(30)
Equity method of accounting (“EMA”) limited partnership income	63	4
Realized capital gains and losses	$96	$(348)

Gross gains of $211 million and $142 million and gross losses of $88 million and $74 million were realized on sales of fixed income securities during the three months ended March 31, 2011 and 2010, respectively.

Other-than-temporary impairment losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2011			2010
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(27)	$(2)	$(29)	$(37)	$--	$(37)
Corporate	(5)	1	(4)	(47)	3	(44)
Foreign government	(1)	--	(1)	--	--	--
RMBS	(72)	(25)	(97)	(88)	(7)	(95)
CMBS	(16)	(4)	(20)	(26)	--	(26)
ABS	(7)	3	(4)	(3)	(1)	(4)
Total fixed income securities	(128)	(27)	(155)	(201)	(5)	(206)
Equity securities	(20)	--	(20)	(6)	--	(6)
Mortgage loans	(6)	--	(6)	(19)	--	(19)
Limited partnership interests	(1)	--	(1)	(24)	--	(24)
Other	(1)	--	(1)	--	--	--
Other-than-temporary impairment losses	$(156)	$(27)	$(183)	$(250)	$(5)	$(255)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $274 million and $322 million as of March 31, 2011 and December 31, 2010, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31,	December 31,
	2011	2010
Municipal	$(14)	$(27)
Corporate	(32)	(31)
RMBS	(417)	(467)
CMBS	(42)	(49)
ABS	(26)	(41)
Total	$(531)	$(615)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of March 31 are as follows:

	Three months ended March 31
($ in millions)	2011	2010
Beginning balance	$(1,046)	$(1,187)
Additional credit loss for securities previously other-than-temporarily impaired	(59)	(101)
Additional credit loss for securities not previously other-than-temporarily impaired	(27)	(79)
Reduction in credit loss for securities disposed or collected	153	131
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	15	--
Change in credit loss due to accretion of increase in cash flows	1	--
Ending balance	$(963)	$(1,236)

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
March 31, 2011	value	Gains	Losses	gains (losses)
Fixed income securities	$80,242	$2,966	$(2,016)	$950
Equity securities	4,437	707	(62)	645
Short-term investments	1,986	--	--	--
Derivative instruments (1)	(26)	--	(30)	(30)
EMA limited partnership interests (2)				7
Unrealized net capital gains and losses, pre-tax				1,572
Amounts recognized for:
Insurance reserves (3)				(2)
DAC and DSI (4)				95
Amounts recognized				93
Deferred income taxes				(586)
Unrealized net capital gains and losses, after-tax				$1,079

(1)         Included in the fair value of derivative instruments are $(4) million classified as assets and $22 million classified as liabilities.

(2)         Unrealized net capital gains and losses for limited partnership interest represent the Company’s share of EMA limited partnerships’ other comprehensive income.  Fair value and gross gains and losses are not applicable.

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

	Fair	Gross unrealized		Unrealized net
December 31, 2010	value	Gains	Losses	gains (losses)
Fixed income securities	$79,612	$3,257	$(2,431)	$826
Equity securities	4,811	646	(63)	583
Short-term investments	3,279	--	--	--
Derivative instruments (1)	(17)	2	(24)	(22)
Unrealized net capital gains and losses, pre-tax				1,387
Amounts recognized for:
Insurance reserves				(41)
DAC and DSI				97
Amounts recognized				56
Deferred income taxes				(508)
Unrealized net capital gains and losses, after-tax				$935

(1)    Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the three months ended March 31, 2011 is as follows:

($ in millions)

Fixed income securities	$124
Equity securities	62
Derivative instruments	(8)
EMA limited partnership interests	7
Total	185
Amounts recognized for:
Insurance reserves	39
DAC and DSI	(2)
Increase in amounts recognized	37
Deferred income taxes	(78)
Increase in unrealized net capital gains and losses	$144

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
March 31, 2011
Fixed income securities
U.S. government and agencies	33	$1,565	$(20)	--	$--	$--	$(20)
Municipal	815	3,767	(174)	395	2,573	(447)	(621)
Corporate	597	9,339	(188)	144	1,959	(187)	(375)
Foreign government	55	357	(11)	1	10	--	(11)
RMBS	281	493	(13)	357	1,458	(559)	(572)
CMBS	13	128	(3)	95	721	(163)	(166)
ABS	58	815	(6)	122	1,268	(245)	(251)
Total fixed income securities	1,852	16,464	(415)	1,114	7,989	(1,601)	(2,016)
Equity securities	788	600	(53)	38	74	(9)	(62)
Total fixed income and equity Securities	2,640	$17,064	$(468)	1,152	$8,063	$(1,610)	$(2,078)

Investment grade fixed income securities	1,702	$15,130	$(372)	750	$5,468	$(721)	$(1,093)
Below investment grade fixed income securities	150	1,334	(43)	364	2,521	(880)	(923)
Total fixed income securities	1,852	$16,464	$(415)	1,114	$7,989	$(1,601)	$(2,016)

December 31, 2010
Fixed income securities
U.S. government and agencies	32	$2,081	$(51)	--	$--	$--	$(51)
Municipal	847	4,130	(175)	411	2,715	(471)	(646)
Corporate	438	5,994	(186)	150	1,992	(235)	(421)
Foreign government	33	277	(9)	1	10	(1)	(10)
RMBS	280	583	(12)	422	1,939	(720)	(732)
CMBS	14	158	(3)	114	835	(274)	(277)
ABS	68	762	(8)	133	1,313	(286)	(294)
Total fixed income securities	1,712	13,985	(444)	1,231	8,804	(1,987)	(2,431)
Equity securities	773	610	(48)	44	91	(15)	(63)
Total fixed income and equity securities	2,485	$14,595	$(492)	1,275	$8,895	$(2,002)	$(2,494)

Investment grade fixed income securities	1,607	$13,280	$(408)	857	$6,217	$(943)	$(1,351)
Below investment grade fixed income securities	105	705	(36)	374	2,587	(1,044)	(1,080)
Total fixed income securities	1,712	$13,985	$(444)	1,231	$8,804	$(1,987)	$(2,431)

As of March 31, 2011, $1.04 billion of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $1.04 billion, $805 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of March 31, 2011, the remaining $1.04 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $288 million of these unrealized losses were evaluated based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $1.04 billion, $734 million are related to below investment grade fixed income securities and $14 million are related to equity securities.  Of these amounts, $627 million of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of March 31, 2011.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations.

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

As of March 31, 2011, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of March 31, 2011, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of March 31, 2011 and December 31, 2010, the carrying value of equity method limited partnership interests totaled $2.70 billion and $2.47 billion, respectively.  The Company recognizes an impairment loss for equity method investments when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnership interests for the three months ended March 31, 2011 and 2010.

As of March 31, 2011 and December 31, 2010, the carrying value for cost method limited partnership interests was $1.38 billion and $1.35 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs related to cost method investments for the three months ended March 31, 2011 and 2010 of $1 million and $24 million, respectively.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Mortgage loan valuation allowances are charged off when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2011.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accrual of income is suspended for mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable.  Cash receipts on mortgage loans on nonaccrual status are generally recorded as a reduction of carrying value.

Debt service coverage ratio is considered a key credit quality indicator when mortgage loans are evaluated for impairment.  Debt service coverage ratio represents the amount of estimated cash flows from the property available to the borrower to meet principal and interest payment obligations.  Debt service coverage ratio estimates are updated annually or more frequently if conditions are warranted based on the Company’s credit monitoring process.  The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution:

($ in millions)	March 31, 2011			December 31, 2010
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$257	$--	$257	$280	$--	$280
1.0 - 1.25	1,527	15	1,542	1,583	16	1,599
1.26 - 1.50	1,513	5	1,518	1,520	5	1,525
Above 1.50	2,577	518	3,095	2,540	546	3,086
Total non-impaired mortgage loans	$5,874	$538	$6,412	$5,923	$567	$6,490

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2011	December 31, 2010
Impaired mortgage loans with a valuation allowance	$148	$168
Impaired mortgage loans without a valuation allowance	22	21
Total impaired mortgage loans	$170	$189
Valuation allowance on impaired mortgage loans	$77	$84

The average balance of impaired loans was $180 million during the three months ended March 31, 2011.

The rollforward of the valuation allowance on impaired mortgage loans for the three months ended March 31, 2011 is as follows:

($ in millions)
Beginning balance	$84
Net increase in valuation allowance	6
Charge offs	(13)
Ending balance	$77

The carrying value of past due mortgage loans is as follows:

($ in millions)	March 31, 2011	December 31, 2010
Less than 90 days past due	$1	$12
90 days or greater past due	65	78
Total past due	66	90
Current loans	6,516	6,589
Total mortgage loans	$6,582	$6,679

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

RMBS - U.S. government sponsored entities (“U.S. Agency”), Prime residential mortgage-backed securities (“Prime”) and Alt-A residential mortgage-backed securities (“Alt-A”); ABS - other:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.

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

RMBS - Subprime residential mortgage-backed securities (“Subprime”), Prime and Alt-A:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Also included are Subprime, Prime and Alt-A securities that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, Subprime and certain Alt-A securities are categorized as Level 3.

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

ABS - other:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Also included are ABS that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain ABS are categorized as Level 3.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2011:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of March 31,
	(Level 1)	(Level 2)	(Level 3)	netting	2011
Assets
Fixed income securities:
U.S. government and agencies	$4,581	$2,185	$--		$6,766
Municipal	--	13,382	1,864		15,246
Corporate	--	40,360	2,035		42,395
Foreign government	--	3,117	--		3,117
RMBS	--	5,132	1,398		6,530
CMBS	--	1,058	995		2,053
ABS	--	2,020	2,091		4,111
Redeemable preferred stock	--	23	1		24
Total fixed income securities	4,581	67,277	8,384		80,242
Equity securities	3,980	414	43		4,437
Short-term investments	232	1,754	--		1,986
Other investments:
Free-standing derivatives	--	599	9	$(96)	512
Separate account assets	8,603	--	--		8,603
Other assets	--	--	1		1
Total recurring basis assets	17,396	70,044	8,437	(96)	95,781
Non-recurring basis (1)	--	--	42		42
Total assets at fair value	$17,396	$70,044	$8,479	$(96)	$95,823
% of total assets at fair value	18.2%	73.1%	8.8%	(0.1) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(630)		$(630)
Other liabilities:
Free-standing derivatives	--	(372)	(80)	$93	(359)
Total liabilities at fair value	$--	$(372)	$(710)	$93	$(989)
% of total liabilities at fair value	-- %	37.6%	71.8%	(9.4) %	100.0%

_______________

(1) Includes $31 million of mortgage loans, $1 million of limited partnership interests and $10 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2010:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	netting	2010
Assets
Fixed income securities:
U.S. government and agencies	$4,976	$3,620	$--		$8,596
Municipal	--	13,918	2,016		15,934
Corporate	--	35,747	1,908		37,655
Foreign government	--	3,158	--		3,158
RMBS	--	6,199	1,794		7,993
CMBS	--	1,071	923		1,994
ABS	--	1,827	2,417		4,244
Redeemable preferred stock	--	37	1		38
Total fixed income securities	4,976	65,577	9,059		79,612
Equity securities	4,316	432	63		4,811
Short-term investments	174	3,105	--		3,279
Other investments:
Free-standing derivatives	--	651	74	$(286)	439
Separate account assets	8,676	--	--		8,676
Other assets	--	--	1		1
Total recurring basis assets	18,142	69,765	9,197	(286)	96,818
Non-recurring basis (1)	--	--	120		120
Total assets at fair value	$18,142	$69,765	$9,317	$(286)	$96,938
% of total assets at fair value	18.7%	72.0%	9.6%	(0.3) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(653)		$(653)
Other liabilities:
Free-standing derivatives	(2)	(529)	(95)	$263	(363)
Total liabilities at fair value	$(2)	$(529)	$(748)	$263	$(1,016)
% of total liabilities at fair value	0.2%	52.1%	73.6%	(25.9) %	100.0%

_______________

(1) Includes $111 million of mortgage loans and $9 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2011.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2010	Net income (1)	OCI on Statement of Financial Position	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$2,016	$(11)	$21	$--	$(37)
Corporate	1,908	12	10	95	(47)
RMBS	1,794	(61)	105	--	(45)
CMBS	923	(21)	114	56	(59)
ABS	2,417	44	16	--	(304)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	9,059	(37)	266	151	(492)
Equity securities	63	(10)	--	--	(10)
Other investments:
Free-standing derivatives, net	(21)	(31)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$9,102	$(78)	$266	$151	$(502)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$8	$--	$--	$--
Total recurring Level 3 liabilities	$(653)	$8	$--	$--	$--

	Purchases	Sales	Issuances	Settlements	Balance as of March 31, 2011
Assets
Fixed income securities:
Municipal	$10	$(134)	$--	$(1)	$1,864
Corporate	96	(31)	--	(8)	2,035
RMBS	--	(318)	--	(77)	1,398
CMBS	8	(25)	--	(1)	995
ABS	90	(114)	--	(58)	2,091
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	204	(622)	--	(145)	8,384
Equity securities	--	--	--	--	43
Other investments:
Free-standing derivatives, net	48	--	--	(67)	(71)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$252	$(622)	$--	$(212)	$8,357

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(14)	$29	$(630)
Total recurring Level 3 liabilities	$--	$--	$(14)	$29	$(630)

_______________

(1) The effect to net income totals $(70) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(85) million in realized capital gains and losses, $7 million in net investment income, $37 million in interest credited to contractholder funds and $(45) million in life and annuity contract benefits.

(2) Comprises $9 million of assets and $80 million of liabilities.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of March 31, 2010
Assets
Fixed income securities:
Municipal	$2,706	$(16)	$37	$(216)	$--	$(29)	$2,482
Corporate	2,241	(27)	75	(11)	12	(113)	2,177
Foreign government	20	--	--	(20)	--	--	--
RMBS	1,671	(58)	163	303	--	--	2,079
CMBS	1,404	(34)	108	(163)	24	(209)	1,130
ABS	2,001	15	93	331	--	(37)	2,403
Redeemable preferred stock	2	--	--	--	--	--	2
Total fixed income securities	10,045	(120)	476	224	36	(388)	10,273
Equity securities	69	--	3	4	--	(4)	72
Other investments:
Free-standing derivatives, net	55	(133)	--	40	--	--	(38)	(2)
Other assets	2	--	--	--	--	--	2
Total recurring Level 3 assets	$10,171	$(253)	$479	$268	$36	$(392)	$10,309

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(110)	$18	$--	$2	$--	$--	$(90)
Total recurring Level 3 liabilities	$(110)	$18	$--	$2	$--	$--	$(90)

_______________

(1)    The effect to net income totals $(235) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(286) million in realized capital gains and losses, $32 million in net investment income, $(1) million in interest credited to contractholder funds and $(18) million in life and annuity contract benefits.

(2)    Comprises $58 million of assets and $96 million of liabilities.

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2011 or 2010.

During the three months ended March 31, 2011 and 2010, certain CMBS and ABS, and certain CMBS, respectively, were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and the availability of market observable quoted prices for similar assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three months ended March 31, 2011 and 2010 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote resulting in the security being classified as Level 3.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Transfers out of Level 3 during the three months ended March 31, 2011 and 2010 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the total gains and (losses) included in net income during the three months ended March 31 for Level 3 assets and liabilities still held as of March 31.

($ in millions)	2011	2010
Assets
Fixed income securities:
Municipal	$(11)	$(13)
Corporate	9	(28)
RMBS	(40)	(58)
CMBS	(16)	(23)
ABS	2	1
Total fixed income securities	(56)	(121)
Equity securities	(10)	--
Other investments:
Free-standing derivatives, net	3	(85)
Total recurring Level 3 assets	$(63)	$(206)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$8	$18
Total recurring Level 3 liabilities	$8	$18

The amounts in the table above represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(55) million for the three months ended March 31, 2011 and are reported in the Condensed Consolidated Statements of Operations as follows: $(69) million in realized capital gains and losses, $6 million in net investment income, $37 million in interest credited to contractholder funds and $(45) million in life and annuity contract benefits.  These gains and losses total $(188) million for the three months ended March 31, 2010 and are reported in the Condensed Consolidated Statements of Operations as follows: $(237) million in realized capital gains and losses, $31 million in net investment income and $(18) million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	March 31, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,582	$6,492	$6,679	$6,439
Limited partnership interests - cost basis	1,383	1,625	1,348	1,481
Bank loans	312	310	363	355

The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of limited partnership interests accounted for on the cost basis is determined using reported net asset values of the underlying funds.  The fair value of bank loans, which are reported in other investments, is based on broker quotes from brokers familiar with the loans and current market conditions.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial liabilities

($ in millions)	March 31, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value

Contractholder funds on investment contracts	$34,834	$33,985	$36,163	$35,194
Long-term debt	5,908	6,261	5,908	6,325
Liability for collateral	838	838	484	484

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

Property-Liability uses interest rate swaps to mitigate municipal bond interest rate risk within the municipal bond portfolio.  Equity index futures are used by Property-Liability to offset valuation losses in the equity portfolio during periods of declining equity market values.  Credit default swaps are typically used to mitigate the credit risk within the Property-Liability fixed income portfolio.  Prior to March 31, 2011, Property-Liability used interest rate swaption contracts and exchange traded options on interest rate futures to offset potential declining fixed income market values resulting from potential rising interest rates.  Prior to March 31, 2011, exchange traded equity put options were utilized by Property-Liability for overall equity portfolio protection from significant declines in equity market values below a targeted level.

Portfolio duration management is a risk management strategy that is principally employed by Property-Liability wherein financial futures and interest rate swaps are utilized to change the duration of the portfolio in order to offset the economic effect that interest rates would otherwise have on the fair value of its fixed income securities.

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

The Company’s primary embedded derivatives are equity options in Allstate Financial life and annuity product contracts, which provide equity returns to contractholders; equity-indexed notes containing equity call options, which provide a coupon payout that is determined using one or more equity-based indices; credit default swaps in synthetic collateralized debt obligations, which provide enhanced coupon rates as a result of selling credit protection; and conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock.  Substantially all of the fixed income securities with conversion options were sold in March 2011.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of March 31, 2011, the Company pledged $16 million of cash and securities in the form of margin deposits.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2011.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$252	n/a	$(16)	$--	$(16)
Foreign currency swap agreements	Other investments	50	n/a	(4)	3	(7)
Total		$302	n/a	$(20)	$3	$(23)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$5,386	n/a	$152	$178	$(26)
Interest rate swaption agreements	Other investments	750	n/a	3	3	--
Interest rate cap and floor agreements	Other investments	1,352	n/a	(3)	--	(3)
Financial futures contracts and options	Other assets	n/a	702	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	142	18,916	381	381	--
Options, futures and warrants	Other assets	n/a	1,205	--	--	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	40	n/a	1	1	--
Foreign currency forwards and options	Other investments	219	n/a	1	4	(3)
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	300	n/a	50	50	--
Credit default swaps	Fixed income securities	181	n/a	(87)	--	(87)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	48	n/a	(2)	--	(2)
Credit default swaps - selling protection	Other investments	30	n/a	(1)	1	(2)
Other contracts
Other contracts	Other investments	6	n/a	--	--	--
Other contracts	Other assets	5	n/a	1	1	--
Total		$9,464	20,823	$496	$619	$(123)

Total asset derivatives		$9,766	20,823	$476	$622	$(146)

(1)      Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2)      In addition to the number of contracts presented in the table, the Company held 27,554 stock rights and 1,363,107 stock warrants.  Stock warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$59	n/a	$(4)	$--	$(4)
Foreign currency swap agreements	Other liabilities & accrued expenses	152	n/a	(22)	--	(22)
Total		$211	n/a	$(26)	$--	$(26)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$3,252	n/a	$(40)	$26	$(66)
Interest rate swaption agreements	Other liabilities & accrued expenses	1,675	n/a	--	--	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	2,020	n/a	(18)	2	(20)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	440	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	4	19,917	(207)	--	(207)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	50	n/a	1	1	--
Foreign currency forwards and options	Other liabilities & accrued expenses	62	n/a	2	2	--
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,115	n/a	(58)	--	(58)
Guaranteed withdrawal benefits	Contractholder funds	761	n/a	(29)	--	(29)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,624	n/a	(537)	--	(537)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(6)	--	(6)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	1,399	n/a	(11)	4	(15)
Credit default swaps – selling protection	Other liabilities & accrued expenses	583	n/a	(57)	2	(59)
Total		$15,630	20,357	$(960)	$37	$(997)

Total liability derivatives		$15,841	20,357	$(986)	$37	$(1,023)

Total derivatives		$25,607	41,180	$(510)

(1)    Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of December 31, 2010.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$156	n/a	$(18)	$--	$(18)
Foreign currency swap agreements	Other investments	64	n/a	2	3	(1)
Total		$220	n/a	$(16)	$3	$(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,469	n/a	$65	$81	$(16)
Interest rate swaption agreements	Other investments	4,161	n/a	50	50	--
Interest rate cap and floor agreements	Other investments	226	n/a	(2)	1	(3)
Financial futures contracts and options	Other investments	n/a	8,000	3	3	--
Financial futures contracts and options	Other assets	n/a	1,420	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	64	38,451	359	359	--
Options, futures and warrants	Other assets	n/a	292	--	--	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	90	n/a	6	6	--
Foreign currency forwards and options	Other investments	257	n/a	6	7	(1)
Embedded derivative financial instruments
Conversion options	Fixed income securities	820	n/a	236	238	(2)
Equity-indexed call options	Fixed income securities	300	n/a	47	47	--
Credit default swaps	Fixed income securities	181	n/a	(88)	--	(88)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	299	n/a	(5)	2	(7)
Credit default swaps - selling protection	Other investments	150	n/a	(8)	2	(10)
Other contracts
Other contracts	Other investments	13	n/a	--	--	--
Other contracts	Other assets	5	n/a	1	1	--
Total		$9,035	48,163	$670	$797	$(127)

Total asset derivatives		$9,255	48,163	$654	$800	$(146)

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$3,345	n/a	$(181)	$20	$(201)
Interest rate swap agreements	Contractholder funds	--	n/a	2	2	--
Foreign currency swap agreements	Other liabilities & accrued expenses	138	n/a	(20)	--	(20)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	435	n/a	34	34	--
Foreign currency and interest rate swap agreements	Contractholder funds	--	n/a	28	28	--
Total		$3,918	n/a	$(137)	$84	$(221)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$4,543	n/a	$29	$97	$(68)
Interest rate swaption agreements	Other liabilities & accrued expenses	4,400	n/a	18	18	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,216	n/a	(22)	1	(23)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	15,150	(1)	--	(1)
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	64	21,585	(168)	2	(170)
Foreign currency contracts
Foreign currency forwards and options	Other liabilities & accrued expenses	316	n/a	1	2	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,067	n/a	(88)	--	(88)
Guaranteed withdrawal benefits	Contractholder funds	739	n/a	(47)	--	(47)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,694	n/a	(515)	--	(515)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	--	(3)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	1,127	n/a	(13)	6	(19)
Credit default swaps – selling protection	Other liabilities & accrued expenses	482	n/a	(66)	1	(67)
Total		$20,733	36,735	$(875)	$127	$(1,002)

Total liability derivatives		$24,651	36,735	$(1,012)	$211	$(1,223)

Total derivatives		$33,906	84,898	$(358)

(1)    Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Financial Position for the three months ended March 31.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $6 million during the next twelve months.

($ in millions) Effective portion	2011	2010
(Loss) gain recognized in OCI on derivatives during the period	$(8)	$6
Loss recognized in OCI on derivatives during the term of the hedging relationship	(30)	(18)
Gain reclassified from AOCI into income (net investment income)	--	1
Gain reclassified from AOCI into income (realized capital gains and losses)	--	--
Ineffective portion and amount excluded from effectiveness testing

Gain recognized in income on derivatives (realized capital gains and losses)	--	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations for the three months ended March 31.

($ in millions)	2011
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$1	$(8)	$--	$(5)	$--	$(12)
Foreign currency and interest rate contracts	--	--	--	(32)	--	(32)
Subtotal	1	(8)	--	(37)	--	(44)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(51)	--	--	--	(51)
Equity and index contracts	--	(19)	--	38	7	26
Embedded derivative financial instruments	--	8	45	(22)	--	31
Foreign currency contracts	--	(5)	--	--	2	(3)
Credit default contracts	--	8	--	--	--	8
Other contracts	--	--	--	2	--	2
Subtotal	--	(59)	45	18	9	13
Total	$1	$(67)	$45	$(19)	$9	$(31)

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations for the three months ended March 31.

($ in millions)	2011
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(7)	$(34)	$41	$--
Net investment income	21	--	--	(21)
Realized capital gains and losses	(8)	--	--	--
Total	$6	$(34)	$41	$(21)

	2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(1)	$(33)	$34	$--
Net investment income	(13)	--	--	13
Realized capital gains and losses	--	--	--	--
Total	$(14)	$(33)	$34	$13

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of March 31, 2011, counterparties pledged $105 million in cash and securities to the Company, and the Company pledged $166 million in securities to counterparties which includes $100 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $66 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

($ in millions)	March 31, 2011				December 31, 2010
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	2	$841	$19	$1	2	$2,322	$43	$16
A+	3	3,451	39	--	5	3,189	16	10
A	4	4,034	46	3	3	3,479	17	17
A-	--	--	--	--	1	89	31	31
BBB+	1	5	33	33	--	--	--	--
Total	10	$8,331	$137	$37	11	$9,079	$107	$74

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

($ in millions)	March 31, 2011	December 31, 2010
Gross liability fair value of contracts containing credit-risk-contingent features	$199	$448
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(89)	(255)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(100)	(171)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$10	$22

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of March 31, 2011:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$133	$103	$25	$311	$(2)
High yield debt	--	--	--	2	2	--
Municipal	135	--	--	--	135	(10)
Subtotal	185	133	103	27	448	(12)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(16)
First-to-default
Municipal	--	100	--	--	100	(30)
Subtotal	--	100	--	65	165	(46)
Total	$185	$233	$103	$92	$613	$(58)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2010:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$148	$103	$25	$326	$(4)
High yield debt	--	--	--	6	6	--
Municipal	135	--	--	--	135	(14)
Subtotal	185	148	103	31	467	(18)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(19)
First-to-default
Municipal	--	100	--	--	100	(37)
Subtotal	--	100	--	65	165	(56)
Total	$185	$248	$103	$96	$632	$(74)

In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default (“FTD”) structure or a specific tranche of a basket, or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement.  With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the reference entity’s public fixed maturity cash instruments and swap rates at the time the agreement is executed.  With a FTD basket or a tranche of a basket, because of the additional credit risk inherent in a basket of named reference entities, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names.  CDX index is utilized to take a position on multiple

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(generally 125) reference entities.  Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference entities.  If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement.  In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset.  When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at the time of settlement.  When a credit event occurs in a tranche of a basket, there is no immediate impact to the Company until cumulative losses in the basket exceed the contractual subordination.  To date, realized losses have not exceeded the subordination.  For CDX index, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration.  The maximum payout on a CDS is the contract notional amount.  A physical settlement may afford the Company with recovery rights as the new owner of the asset.

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

8.  Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges for the three months ended March 31 have been reduced by the reinsurance ceded amounts shown in the following table:

($ in millions)	2011	2010
Property-liability insurance premiums earned	$270	$268
Life and annuity premiums and contract charges	193	191

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property-liability insurance claims and claims expense and life and annuity contract benefits and interest credited to contractholder funds for the three months ended March 31 have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	2011	2010
Property-liability insurance claims and claims expense	$137	$80
Life and annuity contract benefits	84	130
Interest credited to contractholder funds	8	7

9.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  In the three months ended March 31, 2011, restructuring programs primarily relate to Allstate Protection’s field claim office consolidations.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $9 million and $11 million during the three months ended March 31, 2011 and 2010, respectively.

The following table presents changes in the restructuring liability during the three months ended March 31, 2011.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2010	$13	$3	$16
Expense incurred	4	4	8
Adjustments to liability	(4)	--	(4)
Payments applied against liability	(5)	(1)	(6)
Balance as of March 31, 2011	$8	$6	$14

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of March 31, 2011, the cumulative amount incurred to date for active programs totaled $99 million for employee costs and $44 million for exit costs.

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $67 million as of March 31,

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2011.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

Related to the disposal through reinsurance of substantially all of Allstate Financial’s variable annuity business to Prudential in 2006, the Company and its consolidated subsidiaries, ALIC and ALNY, have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain.  In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC’s and ALNY’s provision of transition services.  The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective March 31, 2011, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $9 million as of March 31, 2011.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2011.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The judge denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants have filed a petition for permission to appeal to the Fifth Circuit.  The Fifth Circuit has accepted review.  After the Fifth Circuit accepted review, plaintiffs filed a motion to remand the case to state court, asserting that the class claims on which federal jurisdiction was premised have now effectively been dismissed as a result of a ruling in a related case.  The Fifth Circuit has denied the motion for remand, without prejudice to plaintiffs’ right to refile the motion for remand after the Fifth Circuit disposes of the pending appeal.  On July 28, 2010, the Fifth Circuit issued an order stating that since there is no controlling Louisiana Supreme Court precedent on the issue of whether an insurance policy’s anti-assignment clause prohibits post-loss assignments, the Fifth Circuit is certifying that issue to the Louisiana Supreme Court.  The issue has been briefed to the Louisiana Supreme Court.  That court heard oral argument on the appeal on March 14, 2011 and a decision is pending.  If the insurers are not successful on the appeal, we anticipate the State to vigorously pursue the case once it returns to the trial court.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.09 billion and $1.10 billion, net of reinsurance recoverables of $544 million and $555 million, as of March 31, 2011 and December 31, 2010, respectively.  Reserves for environmental claims were $193 million and $201 million, net of reinsurance recoverables of $44 million and $47 million, as of March 31, 2011 and December 31, 2010, respectively.  Approximately 61% and 60% of the total net asbestos and environmental reserves as of March 31, 2011 and December 31, 2010, respectively, were for incurred but not reported estimated losses.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

11.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31 are as follows:

($ in millions)	2011	2010
Pension benefits
Service cost	$38	$38
Interest cost	81	80
Expected return on plan assets	(92)	(83)
Amortization of:
Prior service credit	--	(1)
Net actuarial loss	38	40
Settlement loss	9	13
Net periodic pension cost	$74	$87

Postretirement benefits
Service cost	$3	$3
Interest cost	9	10
Amortization of:
Prior service credit	(6)	(6)
Net actuarial gain	(7)	(5)
Net periodic postretirement cost	$(1)	$2

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Business Segments

Summarized revenue data for each of the Company’s business segments for the three months ended March 31 are as follows:

($ in millions)	2011	2010
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$4,088	$4,137
Non-standard auto	211	234
Total auto	4,299	4,371
Homeowners	1,539	1,516
Other personal lines	611	616
Allstate Protection	6,449	6,503
Discontinued Lines and Coverages	(1)	--
Total property-liability insurance premiums	6,448	6,503
Net investment income	284	304
Realized capital gains and losses	57	(190)
Total Property-Liability	6,789	6,617

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	108	106
Immediate annuities with life contingencies	43	27
Accident and health insurance	161	156
Total life and annuity premiums	312	289
Interest-sensitive life insurance	248	242
Fixed annuities	9	13
Total contract charges	257	255
Total life and annuity premiums and contract charges	569	544
Net investment income	684	731
Realized capital gains and losses	39	(162)
Total Allstate Financial	1,292	1,113

Corporate and Other
Service fees	2	3
Net investment income	14	15
Realized capital gains and losses	--	4
Total Corporate and Other before reclassification of service fees	16	22
Reclassification of service fees (1)	(2)	(3)
Total Corporate and Other	14	19
Consolidated revenues	$8,095	$7,749

(1)       For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial performance data for each of the Company’s reportable segments for the three months ended March 31 are as follows:

($ in millions)	2011	2010
Net income
Property-Liability
Underwriting income
Allstate Protection	$333	$75
Discontinued Lines and Coverages	(6)	(4)
Total underwriting income	327	71
Net investment income	284	304
Income tax expense on operations	(181)	(88)
Realized capital gains and losses, after-tax	38	(123)
Property-Liability net income	468	164

Allstate Financial
Life and annuity premiums and contract charges	569	544
Net investment income	684	731
Periodic settlements and accruals on non-hedge derivative financial instruments	17	17
Contract benefits and interest credited to contractholder funds	(879)	(905)
Operating costs and expenses and amortization of deferred policy acquisition costs	(222)	(178)
Restructuring and related charges	2	--
Income tax expense on operations	(55)	(70)
Operating income	116	139
Realized capital gains and losses, after-tax	25	(105)
Valuation changes on embedded derivatives that are not hedged, after-tax	8	--
DAC and DSI amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(26)	(2)
DAC and DSI unlocking relating to realized capital gains and losses, after-tax	1	(18)
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(12)	(11)
(Loss) gain on disposition of operations, after-tax	(15)	1
Allstate Financial net income	97	4

Corporate and Other
Service fees (1)	2	3
Net investment income	14	15
Operating costs and expenses (1)	(93)	(100)
Income tax benefit on operations	31	32
Operating loss	(46)	(50)
Realized capital gains and losses, after-tax	--	2
Corporate and Other net loss	(46)	(48)
Consolidated net income	$519	$120

(1)       For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis for the three months ended March 31 are as follows:

($ in millions)	2011			2010
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$375	$(132)	$243	$1,086	$(379)	$707
Less: reclassification adjustment of realized capital gains and losses	153	(54)	99	(122)	43	(79)
Unrealized net capital gains and losses	222	(78)	144	1,208	(422)	786
Unrealized foreign currency translation adjustments	15	(5)	10	22	(8)	14
Unrecognized pension and other postretirement benefit cost	23	(8)	15	26	(9)	17
Other comprehensive income	$260	$(91)	169	$1,256	$(439)	817
Net income			519			120
Comprehensive income			$688			$937

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2011, which report includes an explanatory paragraph relating to a change in the Company’s recognition and presentation for other-than-temporary impairments of debt securities in 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

April 27, 2011

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we”, “our”, “us”, the “Company” or “Allstate”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2010.  Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”).  The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

Allstate is focused on three priorities:

•                  improve our operating results;

•                  grow our businesses profitably; and

•                  differentiate ourselves from the competition by reinventing our business.

HIGHLIGHTS

•                  Consolidated net income was $519 million in the first quarter of 2011 compared to $120 million in the first quarter of 2010.  Net income per diluted share was $0.97 in the first quarter of 2011 compared to $0.22 in the first quarter of 2010.

•                  Property-Liability net income was $468 million in the first quarter of 2011 compared to $164 million in the first quarter of 2010.

•                  The Property-Liability combined ratio was 94.9 in the first quarter of 2011 compared to 98.9 in the first quarter of 2010.

•                  Allstate Financial had net income of $97 million in the first quarter of 2011 compared to $4 million in the first quarter of 2010.

•                  Total revenues were $8.10 billion in the first quarter of 2011 compared to $7.75 billion in the first quarter of 2010.

•                  Property-Liability premiums earned in the first quarter of 2011 totaled $6.45 billion, a decrease of 0.8% from $6.50 billion in the first quarter of 2010.

•                  Net realized capital gains were $96 million in the first quarter of 2011 compared to net realized capital losses of $348 million in the first quarter of 2010.

•                  Investments as of March 31, 2011 totaled $99.61 billion, a decrease of 0.9% from $100.48 billion as of December 31, 2010.  Net investment income in the first quarter of 2011 was $982 million, a decrease of 6.5% from $1.05 billion in the first quarter of 2010.

•                  Book value per diluted share (ratio of shareholders’ equity to total shares outstanding and dilutive potential shares outstanding) was $36.51 as of March 31, 2011, an increase of 13.2% from $32.26 as of March 31, 2010 and an increase of 3.4% from $35.32 as of December 31, 2010.

•                  For the twelve months ended March 31, 2011, return on the average of beginning and ending period shareholders’ equity was 7.2%, a decrease of 1.2 points from 8.4% for the twelve months ended March 31, 2010.

•                  As of March 31, 2011, we had $19.31 billion in shareholders’ equity.  This total included $3.65 billion in deployable invested assets at the parent holding company level.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

CONSOLIDATED NET INCOME

($ in millions)	Three months ended March 31,
	2011	2010
Revenues
Property-liability insurance premiums	$6,448	$6,503
Life and annuity premiums and contract charges	569	544
Net investment income	982	1,050
Realized capital gains and losses:
Total other-than-temporary impairment losses	(156)	(250)
Portion of loss recognized in other comprehensive income	(27)	(5)
Net other-than-temporary impairment losses recognized in earnings	(183)	(255)
Sales and other realized capital gains and losses	279	(93)
Total realized capital gains and losses	96	(348)
Total revenues	8,095	7,749

Costs and expenses
Property-liability insurance claims and claims expense	(4,476)	(4,792)
Life and annuity contract benefits	(454)	(442)
Interest credited to contractholder funds	(418)	(463)
Amortization of deferred policy acquisition costs	(1,051)	(1,014)
Operating costs and expenses	(838)	(829)
Restructuring and related charges	(9)	(11)
Interest expense	(92)	(92)
Total costs and expenses	(7,338)	(7,643)

(Loss) gain on disposition of operations	(23)	1
Income tax (expense) benefit	(215)	13
Net income	$519	$120

Property-Liability	$468	$164
Allstate Financial	97	4
Corporate and Other	(46)	(48)
Net income	$519	$120

PROPERTY-LIABILITY HIGHLIGHTS

•                  Premiums written, an operating measure that is defined and reconciled to premiums earned in the Property-Liability Operations section of the MD&A, decreased 0.7% to $6.22 billion in the first quarter of 2011 from $6.26 billion in the first quarter of 2010 and decreased 0.4% from $6.24 billion in the fourth quarter of 2010.

–                 Allstate brand standard auto premiums written decreased 1.0% to $3.98 billion in the first quarter of 2011 from $4.02 billion in the first quarter of 2010.

–                 Allstate brand homeowners premiums written increased 3.0% to $1.23 billion in the first quarter of 2011 from $1.19 billion in the first quarter of 2010.

–                 Encompass brand premiums written decreased 6.8% to $245 million in the first quarter of 2011 from $263 million in the first quarter of 2010.

•                  Premium operating measures and statistics contributing to overall Allstate brand standard auto premiums written decrease were the following:

–                 0.7% decrease in policies in force (“PIF”) as of March 31, 2011 compared to March 31, 2010

–                 0.9% decrease in the six month policy term average gross premium before reinsurance to $439 in the first quarter of 2011 from $443 in the first quarter of 2010

–                 0.1 point increase in the six month renewal ratio to 88.9% in the first quarter of 2011 compared to 88.8% in the first quarter of 2010

–                 11.9% increase in new issued applications in the first quarter of 2011 compared to the first quarter of 2010

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

•                  Premium operating measures and statistics contributing to overall Allstate brand homeowners premiums written increase were the following:

–                 3.7% decrease in PIF as of March 31, 2011 compared to March 31, 2010

–                 5.9% increase in the twelve month policy term average gross premium before reinsurance to $975 in the first quarter of 2011 from $921 in the first quarter of 2010

–                 0.3 point increase in the twelve month renewal ratio to 88.3% in the first quarter of 2011 compared to 88.0% in the first quarter of 2010

–                 4.2% decrease in new issued applications in the first quarter of 2011 compared to the first quarter of 2010

–                 $11 million decrease in catastrophe reinsurance costs to $124 million in the first quarter of 2011 from $135 million in the first quarter of 2010

•                  Factors comprising the Allstate brand standard auto loss ratio increase of 0.9 points to 70.3 in the first quarter of 2011 from 69.4 in the first quarter of 2010 were the following:

–                  1.2% increase in standard auto claim frequency (rate of claim occurrence per policy in force) for property damage in the first quarter of 2011 compared to the first quarter of 2010

–                  3.1% increase in standard auto claim frequency for bodily injury in the first quarter of 2011 compared to the first quarter of 2010

–                  0.8% increase in auto paid claim severities (average cost per claim) for property damage in the first quarter of 2011 compared to the first quarter of 2010

–                  3.6% increase in auto paid claim severities for bodily injury in the first quarter of 2011 compared to the first quarter of 2010

•                  Factors comprising the Allstate brand homeowners loss ratio, which includes catastrophes, decrease of 19.6 points to 67.9 in the first quarter of 2011 from 87.5 in the first quarter of 2010 were the following:

–                  19.4 point decrease in the effect of catastrophe losses to 17.7 points in the first quarter of 2011 compared to 37.1 points in the first quarter of 2010

–                  1.7% increase in homeowner claim frequency, excluding catastrophes, in the first quarter of 2011 compared to the first quarter of 2010

–                  3.5% increase in paid claim severity, excluding catastrophes, in the first quarter of 2011 compared to the first quarter of 2010

•                  Factors comprising the $315 million decrease in catastrophe losses to $333 million in the first quarter of 2011 compared to $648 million in the first quarter of 2010 were the following:

–                  16 events with losses of $367 million in the first quarter of 2011 compared to 11 events with losses of $663 million in the first quarter of 2010

–                  $34 million favorable prior year reserve reestimates in the first quarter of 2011 compared to $15 million favorable reserve reestimates in the first quarter of 2010

•                  Factors comprising prior year reserve reestimates of $41 million favorable in the first quarter of 2011 compared to $23 million favorable in the first quarter of 2010 included:

–                  prior year reserve reestimates related to auto, homeowners and other personal lines in the first quarter of 2011 contributed $19 million favorable, $38 million favorable and $13 million unfavorable, respectively, compared to prior year reserve reestimates in the first quarter of 2010 of $5 million unfavorable, $8 million favorable and $22 million favorable, respectively

–                  prior year reestimates in the first quarter of 2011 and 2010 are largely attributable to prior year catastrophes

•                 Property-Liability underwriting income was $327 million in the first quarter of 2011 compared to $71 million in the first quarter of 2010.  Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•                  Net realized capital gains were $57 million in the first quarter of 2011 compared to net realized capital losses of $190 million in the first quarter of 2010.

•                  Property-Liability investments as of March 31, 2011 were $35.46 billion, an increase of 1.2% from $35.05 billion as of December 31, 2010.  Net investment income was $284 million in the first quarter of 2011, a decrease of 6.6% from $304 million in the first quarter of 2010.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Summarized financial data, a reconciliation of underwriting income to net income, and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	Three months ended March 31,
	2011	2010
Premiums written	$6,215	$6,258

Revenues
Premiums earned	$6,448	$6,503
Net investment income	284	304
Realized capital gains and losses	57	(190)
Total revenues	6,789	6,617

Costs and expenses
Claims and claims expense	(4,476)	(4,792)
Amortization of DAC	(904)	(925)
Operating costs and expenses	(730)	(704)
Restructuring and related charges	(11)	(11)
Total costs and expenses	(6,121)	(6,432)

Income tax expense	(200)	(21)
Net income	$468	$164

Underwriting income	$327	$71
Net investment income	284	304
Income tax expense on operations	(181)	(88)
Realized capital gains and losses, after-tax	38	(123)
Net income	$468	$164

Catastrophe losses (1)	$333	$648

GAAP operating ratios
Claims and claims expense ratio	69.4	73.7
Expense ratio	25.5	25.2
Combined ratio	94.9	98.9
Effect of catastrophe losses on combined ratio (1)	5.2	10.0
Effect of prior year reserve reestimates on combined ratio (1)	(0.7)	(0.4)
Effect of restructuring and related charges on combined ratio	0.2	0.2
Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.1

(1)  Prior year reserve reestimates included in catastrophe losses totaled $34 million favorable in the three months ended March 31, 2011 compared to $15 million favorable in the three months ended March 31, 2010.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

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

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended March 31,
	2011	2010
Premiums written:
Allstate Protection	$6,216	$6,258
Discontinued Lines and Coverages	(1)	--
Property-Liability premiums written	6,215	6,258
Decrease in unearned premiums	234	245
Other	(1)	--
Property-Liability premiums earned	$6,448	$6,503

Premiums earned:
Allstate Protection	$6,449	$6,503
Discontinued Lines and Coverages	(1)	--
Property-Liability	$6,448	$6,503

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Standard auto	$3,984	$4,023	$144	$160	$4,128	$4,183
Non-standard auto	210	237	1	3	211	240
Homeowners	1,225	1,189	79	80	1,304	1,269
Other personal lines (1)	552	546	21	20	573	566
Total	$5,971	$5,995	$245	$263	$6,216	$6,258

(1)  Other personal lines include commercial, condominium, renters, involuntary auto and other personal lines.

Allstate brand premiums written by the direct channel, excluding Allstate Canada, increased 11.4% to $206 million in the first quarter of 2011 from $185 million in the first quarter of 2010, reflecting an impact by profitability management actions taken in New York, Florida, California and North Carolina.  The direct channel includes call centers and the internet.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Standard auto	$3,928	$3,943	$160	$194	$4,088	$4,137
Non-standard auto	210	230	1	4	211	234
Homeowners	1,448	1,416	91	100	1,539	1,516
Other personal lines	588	592	23	24	611	616
Total	$6,174	$6,181	$275	$322	$6,449	$6,503

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

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

•                  Net items added to existing policies:  Net increases in insured cars by policy endorsement activity.

Standard auto premiums written totaled $4.13 billion in the first quarter of 2011, a decrease of 1.3% from $4.18 billion in the first quarter of 2010.

	Allstate brand		Encompass brand
Standard Auto	2011	2010	2011	2010
PIF (thousands)	17,456	17,581	676	802
Average premium-gross written (1)	$439	$443	$953	$996
Renewal ratio (%) (1)	88.9	88.8	71.2	68.6

(1) Policy term is six months for Allstate brand and twelve months for Encompass brand.

Allstate brand standard auto premiums written totaled $3.98 billion in the first quarter of 2011, a decrease of 1.0% from $4.02 billion in the first quarter of 2010 and an increase of 3.7% from $3.84 billion in the fourth quarter of 2010.  Contributing to the Allstate brand standard auto premiums written decrease in the first quarter of 2011 compared to the first quarter of 2010 were the following:

–                  decrease in PIF as of March 31, 2011 compared to March 31, 2010, due to fewer policies available to renew and a slight decrease in net items added to existing policies

–                  11.9% increase in new issued applications on a countrywide basis to 519 thousand in the first quarter of 2011 from 464 thousand in the first quarter of 2010.  Excluding Florida and New York (impacted by actions to improve profitability), new issued applications on a countrywide basis increased 16.6% to 449 thousand in the first quarter of 2011 from 385 thousand in the first quarter of 2010.  New issued applications increased in 41 states.

–                  decreased average gross premium in the first quarter of 2011 compared to the first quarter of 2010, partially due to rate decreases taken during 2010 to improve competitive position, as well as customers electing to lower coverage levels on their policy

–                 0.1 point increase in the renewal ratio in the first quarter of 2011 compared to the first quarter of 2010.  Approximately half of the 51 states are showing favorable comparisons to same period of prior year.  No single state is having a significant impact on countrywide results, either favorably or unfavorably.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

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

	Three months ended March 31,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2011	2010	2011	2010	2011	2010
Allstate brand	13 (4) (5)	8	1.1	0.3	4.1	2.9
Encompass brand	3	6	4.9	1.5	5.0	7.1

(1)

Represents the impact in the states where rate changes were approved during the three months ended March 31, 2011 and 2010, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months ended March 31, 2011 and 2010, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for standard auto totaled $176 million in the three months ended March 31, 2011 compared to $59 million in the three months ended March 31, 2010.

(4)	Includes targeted rate decreases in certain markets to improve our competitive position for target customers.
(5)	Includes the impact of a 20.9% and 2.3% rate increase in Florida and a 12.0% rate increase in New York in the first quarter of 2011.

Non-standard auto premiums written totaled $211 million in the first quarter of 2011, a decrease of 12.1% from $240 million in the first quarter of 2010.

	Allstate brand		Encompass brand
Non-Standard Auto	2011	2010	2011	2010
PIF (thousands)	627	724	4	14
Average premium-gross written (6 months)	$621	$619	$402	$441
Renewal ratio (%) (6 months)	70.4	71.8	68.0	48.7

Allstate brand non-standard auto premiums written totaled $210 million in the first quarter of 2011, a decrease of 11.4% from $237 million in the first quarter of 2010.  Contributing to the Allstate brand non-standard auto premiums written decrease were the following:

–                 decrease in PIF as of March 31, 2011 compared to March 31, 2010, due to a decline in the number of policies available to renew, a lower retention rate and fewer new issued applications

–                 21.2% decrease in new issued applications to 78 thousand in the first quarter of 2011 from 99 thousand in the first quarter of 2010

–                 increase in average gross premium in the first quarter of 2011 compared to the first quarter of 2010

–                 1.4 point decrease in the renewal ratio in the first quarter of 2011 compared to the first quarter of 2010

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

	Three months ended March 31,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2011	2010	2011	2010	2011	2010
Allstate brand	3	1	3.6	0.9	18.4	22.1
Encompass brand	--	--	--	--	--	--

(1)

Represents the impact in the states where rate changes were approved during the three months ended March 31, 2011 and 2010, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months ended March 31, 2011 and 2010, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $30 million in the three months ended March 31, 2011 compared to $8 million in the three months ended March 31, 2010.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Homeowners premiums written totaled $1.30 billion in the first quarter of 2011, an increase of 2.8% from $1.27 billion in the first quarter of 2010.  Excluding the cost of catastrophe reinsurance, premiums written increased 1.7% in the first quarter of 2011 compared to the first quarter of 2010.

	Allstate brand		Encompass brand
Homeowners	2011	2010	2011	2010
PIF (thousands)	6,631	6,886	310	354
Average premium-gross written (12 months)	$975	$921	$1,296	$1,299
Renewal ratio (%) (12 months)	88.3	88.0	82.3	77.3

Allstate brand homeowners premiums written totaled $1.23 billion in the first quarter of 2011, an increase of 3.0% from $1.19 billion in the first quarter of 2010.  Contributing to the Allstate brand homeowners premiums written increase were the following:

–                 decrease in PIF of 3.7% as of March 31, 2011 compared to March 31, 2010, due to fewer policies available to renew and fewer new issued applications

–                  4.2% decrease in new issued applications to 114 thousand in the first quarter of 2011 from 119 thousand in the first quarter of 2010.  Our Castle Key Indemnity Company subsidiary continues to have a slightly favorable impact on new issued applications, due to a 2008 regulatory consent decree to sell 50,000 new homeowners policies in Florida by November 2011.  Excluding Florida, new issued applications on a countrywide basis decreased 5.2% to 109 thousand in the first quarter of 2011 from 115 thousand in the first quarter of 2010.

–                  increase in average gross premium in the first quarter of 2011 compared to the first quarter of 2010, primarily due to rate changes

–                  0.3 point increase in the renewal ratio in the first quarter of 2011 compared to the first quarter of 2010

–                  decrease in the cost of our catastrophe reinsurance program in the first quarter of 2011 compared to the first quarter of 2010

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

	Three months ended March 31,
	# of States		Countrywide(%) (1)		State Specific(%) (2) (3)
	2011	2010	2011	2010	2011	2010
Allstate brand	12 (4)	6	1.8	0.9	9.9	7.4
Encompass brand	5	5	0.8	0.7	2.9	5.2

(1)

Represents the impact in the states where rate changes were approved during the three months ended March 31, 2011 and 2010, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months ended March 31, 2011 and 2010, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for homeowners totaled $114 million in the three months ended March 31, 2011 compared to $54 million in the three months ended March 31, 2010.

(4)	Includes Washington D.C.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Underwriting results are shown in the following table.

($ in millions)	Three months ended March 31,
	2011	2010
Premiums written	$6,216	$6,258
Premiums earned	$6,449	$6,503
Claims and claims expense	(4,472)	(4,790)
Amortization of DAC	(904)	(925)
Other costs and expenses	(729)	(702)
Restructuring and related charges	(11)	(11)
Underwriting income	$333	$75
Catastrophe losses	$333	$648

Underwriting income (loss) by line of business
Standard auto	$188	$213
Non-standard auto	25	15
Homeowners	127	(192)
Other personal lines	(7)	39
Underwriting income	$333	$75

Underwriting income (loss) by brand
Allstate brand	$334	$118
Encompass brand	(1)	(43)
Underwriting income	$333	$75

Allstate Protection experienced underwriting income of $333 million in the first quarter of 2011 compared to $75 million in the first quarter of 2010, primarily due to increases in homeowners underwriting income, partially offset by decreases in other personal lines and standard auto underwriting income. Homeowners underwriting income increased $319 million to an underwriting income of $127 million in the first quarter of 2011 from an underwriting loss of $192 million in the first quarter of 2010 primarily due to decreases in catastrophe losses, including prior year reestimates for catastrophes.  Other personal lines underwriting income decreased $46 million to an underwriting loss of $7 million in the first quarter of 2011 from an underwriting income of $39 million in the first quarter of 2010 primarily due to a litigation accrual and unfavorable reserve reestimates.  Standard auto underwriting income decreased 11.7% to an underwriting income of $188 million in the first quarter of 2011 from an underwriting income of $213 million in the first quarter of 2010 primarily due to increases in auto claim frequency, partially offset by favorable reserve reestimates and decreases in catastrophe losses.

Catastrophe losses in the first quarter of 2011 were $333 million as detailed in the table below.  This compares to catastrophe losses in the first quarter of 2010 of $648 million.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Catastrophe losses related to events that occurred by the size of the event are shown in the following table.

($ in millions)	Three months ended March 31, 2011
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
$50 million to $100 million	2	12.5%	$161	48.3%	2.5	$81
Less than $50 million	14	87.5	206	61.9	3.2	15
Total	16	100.0%	367	110.2	5.7	23
Prior year reserve reestimates			(34)	(10.2)	(0.5)
Total catastrophe losses			$333	100.0%	5.2

Catastrophe losses incurred by the type of event are shown in the following table.

($ in millions)	Three months ended March 31,
	2011		2010
		Number of events		Number of events
Tornadoes	$19	1	$--	--
Wind/Hail	176	10	379	6
Wildfires	5	2	--	--
Other events	167	3	284	5
Prior year reserve reestimates	(34)		(15)
Total catastrophe losses	$333	16	$648	11

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Combined ratio  Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined in the Property-Liability Operations section of the MD&A.

	Three months ended March 31,
	Loss ratio (1)		Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserve reestimates on the combined ratio
	2011	2010	2011	2010	2011	2010
Allstate brand loss ratio:
Standard auto	70.3	69.4	0.5	0.7	(0.4)	(0.1)
Non-standard auto	64.8	68.7	--	0.4	(3.3)	(1.3)
Homeowners	67.9	87.5	17.7	37.1	(2.7)	(0.4)
Other personal lines	67.3	63.5	7.0	7.3	2.6	(3.9)

Total Allstate brand loss ratio	69.2	73.0	5.1	9.7	(0.8)	(0.6)
Allstate brand expense ratio	25.4	25.1
Allstate brand combined ratio	94.6	98.1

Encompass brand loss ratio:
Standard auto	75.7	76.8	--	1.0	3.1	5.2
Non-standard auto	100.0	100.0	--	--	--	--
Homeowners	65.9	103.0	16.5	46.0	1.1	(2.0)
Other personal lines	65.2	91.7	8.7	12.5	(8.7)	4.2

Total Encompass brand loss ratio	71.7	86.4	6.2	15.8	1.5	2.8
Encompass brand expense ratio	28.7	27.0
Encompass brand combined ratio	100.4	113.4

Allstate Protection loss ratio	69.3	73.6	5.2	10.0	(0.7)	(0.4)
Allstate Protection expense ratio	25.5	25.2
Allstate Protection combined ratio	94.8	98.8

(1) Ratios are calculated using the premiums earned for the respective line of business.

Standard auto loss ratio for the Allstate brand increased 0.9 points in the first quarter of 2011 compared to the first quarter of 2010 due to higher claim frequency, partially offset by favorable reserve reestimates and lower catastrophe losses.  Florida and New York continue to have a loss ratio higher than countrywide average.  In the first quarter of 2011, claim frequencies in the bodily injury and physical damage coverages have increased compared to the first quarter of 2010, but remain within historical norms.  We continued to address adverse loss cost trends during the first quarter of 2011, particularly in the states of New York and Florida.  These actions included rate increases, underwriting restrictions, increased claims staffing and review, and continued advocacy for legislative reform.  Bodily injury and physical damage coverages severity results increased in line with historical Consumer Price Index (“CPI”) trends.

Non-standard auto loss ratio for the Allstate brand decreased 3.9 points in the first quarter of 2011 compared to the first quarter of 2010 due to higher favorable reserve reestimates and lower catastrophe losses, partially offset by higher claim frequencies.  Bodily injury and physical damage coverages severity results increased in line with historical CPI trends.

Homeowners loss ratio for the Allstate brand decreased 19.6 points to 67.9 in the first quarter of 2011 from 87.5 in the first quarter of 2010 due to lower catastrophe losses including prior year reserve reestimates for catastrophes.

Expense ratio for Allstate Protection increased 0.3 points in the first quarter of 2011 compared to the first quarter of 2010, driven by a litigation accrual, marketing costs and lower premiums earned, partially offset by

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

improved operational efficiencies.  Restructuring costs in the first quarter of 2011 were comparable to the first quarter of 2010.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three months ended March 31,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Amortization of DAC	13.9	14.0	18.0	18.5	14.0	14.2
Other costs and expenses	11.3	11.0	10.9	7.8	11.3	10.8
Restructuring and related charges	0.2	0.1	(0.2)	0.7	0.2	0.2
Total expense ratio	25.4	25.1	28.7	27.0	25.5	25.2

Reserve reestimates  The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2011 and 2010, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2011	2010
Auto	$11,034	$10,606
Homeowners	2,442	2,399
Other personal lines	2,141	2,145
Total Allstate Protection	$15,617	$15,150

($ in millions, except ratios)	Three months ended March 31,
	2011		2010
	Reserve reestimate (1) (2)	Effect on combined ratio (2)	Reserve reestimate (1) (2)	Effect on combined ratio (2)
Auto	$(19)	(0.3)	$5	0.1
Homeowners	(38)	(0.6)	(8)	(0.1)
Other personal lines	13	0.2	(22)	(0.4)
Total Allstate Protection (3)	$(44)	(0.7)	$(25)	(0.4)

Allstate brand	$(48)	(0.8)	$(34)	(0.5)
Encompass brand	4	0.1	9	0.1
Total Allstate Protection (3)	$(44)	(0.7)	$(25)	(0.4)

(1)	Favorable reserve reestimates are shown in parentheses.
(2)

Discontinued Lines and Coverages segment reserve reestimates in the three months ended March 31, 2011 totaled $3 million unfavorable compared to $2 million unfavorable in the three months ended March 31, 2010. There was no effect on the combined ratio in the three months ended March 31, 2011 and 2010.

(3)	Reserve reestimates included in catastrophe losses totaled $34 million favorable in the three months ended March 31, 2011 compared to $15 million favorable in the three months ended March 31, 2010.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Summarized underwriting results are presented in the following table.

	Three months ended March 31,
($ in millions)	2011	2010
Premiums written	$(1)	$--

Premiums earned	$(1)	$--
Claims and claims expense	(4)	(2)
Operating costs and expenses	(1)	(2)
Underwriting loss	$(6)	$(4)

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income decreased 6.6% or $20 million to $284 million in the first quarter of 2011 from $304 million in the first quarter of 2010.  The decrease was primarily due to lower yields resulting from prior risk mitigation actions.  Net investment income was $284 million and $291 million in the third and fourth quarter of 2010, respectively.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2011	2010
Impairment write-downs	$(64)	$(79)
Change in intent write-downs	(27)	(9)
Net other-than-temporary impairment losses recognized in earnings	(91)	(88)
Sales	172	41
Valuation of derivative instruments	26	(101)
Settlements of derivative instruments	(95)	(49)
EMA limited partnership income	45	7
Realized capital gains and losses, pre-tax	57	(190)
Income tax (expense) benefit	(19)	67
Realized capital gains and losses, after-tax	$38	$(123)

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

ALLSTATE FINANCIAL HIGHLIGHTS

•	Net income was $97 million in first quarter of 2011 compared to $4 million in the first quarter of 2010.

•

Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $517 million in 2011, an increase of 2.6% or $13 million from $504 million in 2010.

•

During the first quarter of 2011, an $11 million pre-tax charge to income was recorded related to our annual comprehensive review of the DAC, deferred sales inducement costs (“DSI”) and secondary guarantee liability balances and assumptions for our interest-sensitive life, fixed annuities and other investment contracts. This compares to a $12 million pre-tax credit to income in the first quarter of 2010.

•

Loss on disposition of $25 million, pre-tax, recorded related to the agreement to sell substantially all of the deposits of Allstate Bank to Discover Bank and our plans to wind down the remainder of the Allstate Bank’s operations, dissolve or settle any residual assets and liabilities, and cancel its banking charter.

•	Net realized capital gains totaled $39 million in the first quarter of 2011 compared to net realized capital losses of $162 million in the first quarter of 2010.

•

Investments as of March 31, 2011 totaled $60.48 billion, reflecting a decrease in carrying value of $1.10 billion from $61.58 billion as of December 31, 2010. Net investment income decreased 6.4% to $684 million in the first quarter of 2011 from $731 million in the first quarter of 2010.

•

Contractholder funds as of March 31, 2011 totaled $46.83 billion, reflecting decreases of $1.36 billion from $48.19 billion as of December 31, 2010 and $4.19 billion from $51.03 billion as of March 31, 2010.

ALLSTATE FINANCIAL SEGMENT

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2011	2010
Revenues
Life and annuity premiums and contract charges	$569	$544
Net investment income	684	731
Realized capital gains and losses	39	(162)
Total revenues	1,292	1,113

Costs and expenses
Life and annuity contract benefits	(454)	(442)
Interest credited to contractholder funds	(418)	(463)
Amortization of DAC	(147)	(89)
Operating costs and expenses	(109)	(120)
Restructuring and related charges	2	--
Total costs and expenses	(1,126)	(1,114)

(Loss) gain on disposition of operations	(23)	1
Income tax (expense) benefit	(46)	4
Net income	$97	$4

Investments at March 31	$60,484	$62,336

Net income in the first quarter of 2011 was $97 million compared to $4 million in the first quarter of 2010.  The increase of $93 million was primarily due to net realized capital gains in the current year compared to net realized capital losses in the prior year, decreased interest credited to contractholder funds and higher premiums and contract charges, partially offset by higher amortization of DAC, loss on disposition related to the Allstate Bank and lower net investment income.

Analysis of revenues   Total revenues increased 16.1% or $179 million in the first quarter of 2011 compared to

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

the first quarter of 2010 due to net realized capital gains in the current year compared to net realized capital losses in the prior year and higher premiums and contract charges, partially offset by lower net investment income.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2011	2010
Underwritten products
Traditional life insurance premiums	$108	$106
Accident and health insurance premiums	161	156
Interest-sensitive life insurance contract charges	248	242
Subtotal	517	504

Annuities
Immediate annuities with life contingencies premiums	43	27
Other fixed annuity contract charges	9	13
Subtotal	52	40

Life and annuity premiums and contract charges (1)	$569	$544

(1) Contract charges related to the cost of insurance totaled $162 million and $156 million, for the first quarter of 2011 and 2010, respectively.

Total premiums and contract charges increased 4.6% in the first quarter of 2011 compared to the first quarter of 2010 primarily due to higher sales of immediate annuities with life contingencies due to more competitive pricing, higher contract charges on interest-sensitive life insurance products resulting from a shift in the mix of policies in force to contracts with higher cost of insurance rates, and higher sales of accident and health insurance products at Allstate Benefits.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

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

($ in millions)	Three months ended March 31,
	2011	2010

Contractholder funds, beginning balance	$48,195	$52,582

Deposits
Fixed annuities	164	291
Interest-sensitive life insurance	329	395
Bank and other deposits	213	252
Total deposits	706	938

Interest credited	410	462

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(487)	(954)
Benefits	(372)	(395)
Surrenders and partial withdrawals	(1,293)	(1,248)
Contract charges	(251)	(241)
Net transfers from separate accounts	3	2
Fair value hedge adjustments for institutional products	(34)	(123)
Other adjustments (1)	(43)	4
Total maturities, benefits, withdrawals and other adjustments	(2,477)	(2,955)
Contractholder funds, ending balance	$46,834	$51,027

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

Contractholder funds decreased 2.8% and 3.0% in the first quarter of 2011 and 2010, respectively.  Average contractholder funds decreased 8.3% in the first quarter of 2011 compared to the same period of 2010.

Contractholder deposits decreased 24.7% in the first quarter of 2011 compared to the same period of 2010 primarily due to lower deposits on fixed annuities.  Deposits on fixed annuities decreased 43.6% in the first quarter of 2011 compared to the same period of 2010 due to our decision to discontinue distributing fixed annuities through banks and broker dealers in the first quarter of 2010 and our goal to reduce our concentration in spread based products and improve returns on new business.

Maturities and retirements of institutional products decreased 49.0% to $487 million in the first quarter of 2011 from $954 million in the same period of 2010.

Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products (including maturities of certificates of deposit) increased 3.6% to $1.29 billion in the first quarter of 2011 from $1.25 billion in the same period of 2010 primarily due to higher surrenders and partial withdrawals on Allstate Bank products and fixed annuities, partially offset by lower surrenders and partial withdrawals on interest-sensitive life insurance products.  The annualized surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of year contractholder funds, was 12.8% in the first quarter of 2011 compared to 11.7% in the same period of 2010.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Net investment income decreased 6.4% or $47 million to $684 million in the first quarter of 2011 from $731 million in the same period of 2010 primarily due to reduced average investment balances.  Net investment income was $707 million and $692 million in the third and fourth quarter of 2010, respectively.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2011	2010

Impairment write-downs	$(50)	$(144)
Change in intent write-downs	(42)	(23)
Net other-than-temporary impairment losses recognized in earnings	(92)	(167)
Sales	111	44
Valuation of derivative instruments	(4)	(54)
Settlements of derivative instruments	6	19
EMA limited partnership income	18	(4)
Realized capital gains and losses, pre-tax	39	(162)
Income tax (expense) benefit	(14)	57
Realized capital gains and losses, after-tax	$25	$(105)

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses   Total costs and expenses increased 1.1% or $12 million in the first quarter of 2011 compared to the same period of 2010 primarily due to higher amortization of DAC and contract benefits, partially offset by lower interest credited to contractholder funds and operating costs and expenses.

Life and annuity contract benefits increased 2.7% or $12 million in the first quarter of 2011 compared to the same period of 2010 primarily due to higher contract benefits on immediate annuities with life contingencies, reflecting the increase in premiums on these products.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $135 million and $139 million in the first quarter of 2011 and 2010, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2011	2010
Life insurance	$93	$88
Accident and health insurance	74	64
Annuities	(12)	(10)
Total benefit spread	$155	$142

Benefit spread increased 9.2% or $13 million in the first quarter of 2011 compared to the same period of 2010.  The increase was primarily due to lower morbidity experience on certain accident and health products and growth at Allstate Benefits, and increased cost of insurance contract charges on interest-sensitive life insurance products.

Interest credited to contractholder funds decreased 9.7% or $45 million in the first quarter of 2011 compared to the same period of 2010 primarily due to lower average contractholder funds and lower interest crediting rates on interest-sensitive life insurance and immediate fixed annuities.  Additionally, valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $12 million in the first quarter of 2011.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Amortization of DSI in the first quarter of 2011 was $10 million compared to $5 million in the same period of 2010.  The increase was primarily due to higher amortization resulting from realized capital gains on sales of fixed income securities in 2011.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2011	2010
Annuities and institutional products	$48	$50
Life insurance	11	7
Allstate Bank products	8	8
Accident and health insurance	5	4
Net investment income on investments supporting capital	59	60
Total investment spread	$131	$129

Investment spread increased 1.6% or $2 million in the first quarter of 2011 compared to the same period of 2010 primarily due to decreased interest credited to contractholder funds, partially offset by lower net investment income.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for three months ended March 31.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2011	2010	2011	2010	2011	2010
Interest-sensitive life insurance	5.4%	5.4%	4.2%	4.4%	1.2%	1.0%
Deferred fixed annuities and institutional products	4.5	4.4	3.3	3.2	1.2	1.2
Immediate fixed annuities with and without life contingencies	6.2	6.3	6.2	6.4	--	(0.1)
Investments supporting capital, traditional life and other products	3.7	3.6	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	March 31,
	2011	2010
Immediate fixed annuities with life contingencies	$8,753	$8,517
Other life contingent contracts and other	4,799	4,535
Reserve for life-contingent contract benefits	$13,552	$13,052

Interest-sensitive life insurance	$10,720	$10,417
Deferred fixed annuities	28,586	31,570
Immediate fixed annuities without life contingencies	3,797	3,870
Institutional products	2,193	3,448
Allstate Bank products	1,033	1,095
Market value adjustments related to fair value hedges and other	505	627
Contractholder funds	$46,834	$51,027

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Amortization of DAC increased 65.2% or $58 million in the first quarter of 2011 compared to the same period of 2010.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2011	2010
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(100)	$(98)
Amortization relating to realized capital gains and losses (1)	(35)	(3)
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”)	(12)	12
Total amortization of DAC	$(147)	$(89)

(1) The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The increase of $58 million in the first quarter of 2011 was primarily due to increased amortization relating to realized capital gains and losses and an unfavorable change in amortization acceleration/deceleration for changes in assumptions.  DAC amortization relating to realized capital gains and losses primarily resulted from realized capital gains on sales of fixed income securities in the first quarter of 2011.

Our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  In the first quarter of 2011, the review resulted in an acceleration of DAC amortization (charge to income) of $12 million.  Amortization acceleration of $17 million related to interest-sensitive life insurance and was primarily due to an increase in projected expenses.  Amortization deceleration of $5 million related to equity-indexed annuities and was primarily due to an increase in projected investment margins.

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

($ in millions)	Three months ended March 31,
	2011	2010
Investment margin	$2	$15
Benefit margin	7	(45)
Expense margin	(21)	42
Net (acceleration) deceleration	$(12)	$12

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Operating costs and expenses decreased 9.2% or $11 million in the first quarter of 2011 compared to the same period of 2010.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
	2011	2010
Non-deferrable acquisition costs	$42	$44
Other operating costs and expenses	67	76
Total operating costs and expenses	$109	$120

Restructuring and related charges	$(2)	$--

Non-deferrable acquisition costs decreased 4.5% or $2 million in the first quarter of 2011 compared to the same period of 2010 primarily due to lower non-deferrable commissions and premium tax expenses related to discontinuing sales through banks and broker dealers effective March 31, 2010.  Other operating costs and expenses decreased 11.8% or $9 million in the first quarter of 2011 compared to the same period of 2010 primarily due to increased reinsurance expense allowances, lower occupancy costs due to consolidation of office buildings and non-recurring offsets to certain administrative costs of $4 million.

Loss on disposition of $23 million includes $25 million related to the agreement to sell substantially all of the deposits of Allstate Bank to Discover Bank and our plans to wind down the remainder of the Allstate Bank’s operations, dissolve or settle any residual assets and liabilities, and cancel its banking charter.

Income tax expense of $46 million was recognized for the first quarter of 2011 compared to an income tax benefit of $4 million in the same period of 2010.  This change was due to the proportionate change in the income on which the income tax expense was determined.

INVESTMENTS HIGHLIGHTS

•                  Investments as of March 31, 2011 totaled $99.61 billion, a decrease of 0.9% from $100.48 billion as of December 31, 2010.

•                  Unrealized net capital gains totaled $1.57 billion as of March 31, 2011, improving from $1.39 billion as of December 31, 2010.

•                  As of March 31, 2011, the fair value for our below investment grade fixed income securities with gross unrealized losses totaled $3.86 billion compared to $3.29 billion as of December 31, 2010.  The gross unrealized losses for these securities totaled $923 million as of March 31, 2011, an improvement of 14.5% from $1.08 billion as of December 31, 2010.

•                  Net investment income was $982 million in the first quarter of 2011, a decrease of 6.5% from $1.05 billion in the first quarter of 2010.

•                  Net realized capital gains were $96 million in the first quarter of 2011 compared to net realized capital losses of $348 million in the first quarter of 2010.

•                  Derivative net realized capital losses totaled $67 million in the first quarter of 2011 compared to net realized capital losses of $185 million in the first quarter of 2010.  Derivative net realized capital losses in the first quarter of 2011 resulted primarily from our risk management actions.

•                  Substantially all of the macro hedge program was terminated during the first quarter of 2011.  The macro hedge program resulted in $69 million of net realized capital losses in the first quarter of 2011.

•              During the first quarter of 2011, our fixed income and mortgage loan portfolio generated $2.25 billion of cash flows from interest and maturities.

INVESTMENTS

Improved market fundamentals in combination with our risk mitigation and return optimization strategies have strengthened our capital position, enabling us to execute yield and return enhancement strategies, while continuing to manage interest rate, credit, equity, real estate and municipal bond investment risks.  Consistent with our economic outlook, we modified the maturity profile of our fixed income portfolio through shifts out of longer term fixed rate and shorter term lower yielding securities into intermediate term maturity securities.  Additionally, we increased our exposure to below investment grade corporate fixed income securities through a higher targeted allocation and reinvestment of proceeds from the sale of lower rated structured securities.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

The composition of the investment portfolios as of March 31, 2011 is presented in the table below.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$28,068	79.2%	$49,178	81.3%	$2,996	81.6%	$80,242	80.6%
Equity securities (2)	4,199	11.9	238	0.4	--	--	4,437	4.4
Mortgage loans	16	--	6,566	10.9	--	--	6,582	6.6
Limited partnership interests (3)	2,684	7.6	1,358	2.2	35	1.0	4,077	4.1
Short-term (4)	473	1.3	874	1.4	639	17.4	1,986	2.0
Other	17	--	2,270	3.8	--	--	2,287	2.3
Total	$35,457	100.0%	$60,484	100.0%	$3,670	100.0%	$99,611	100.0%

(1)

Fixed income securities are carried at fair value. Amortized cost basis for these securities was $28.06 billion, $48.28 billion and $2.95 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $3.62 billion and $176 million for Property-Liability and Allstate Financial, respectively.
(3)	We have commitments to invest in additional limited partnership interests totaling $915 million and $736 million for Property-Liability and Allstate Financial, respectively.
(4)

Short-term investments are carried at fair value. Amortized cost basis for these investments was $473 million, $874 million and $639 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(5)	Balances reflect the elimination of related party investments between segments.

Total investments decreased to $99.61 billion as of March 31, 2011, from $100.48 billion as of December 31, 2010, primarily due to net reductions in contractholder obligations, partially offset by an increase of $374 million in collateral from securities lending activities and higher valuations for fixed income securities.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically defined as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation of fixed income securities for the three months ended March 31, 2011 was mainly due to tightening of credit spreads in certain sectors.

The Property-Liability investment portfolio increased to $35.46 billion as of March 31, 2011, from $35.05 billion as of December 31, 2010, primarily due to positive operating cash flows and increased collateral from securities lending activities, partially offset by dividends paid by Allstate Insurance Company (“AIC”) to its parent, The Allstate Corporation (the “Corporation”).

The Allstate Financial investment portfolio decreased to $60.48 billion as of March 31, 2011, from $61.58 billion as of December 31, 2010, primarily due to net reductions in contractholder obligations of $1.36 billion, partially offset by higher valuations for fixed income securities.

The Corporate and Other investment portfolio decreased to $3.67 billion as of March 31, 2011, from $3.85 billion as of December 31, 2010, primarily due to share repurchases, dividends paid to shareholders and interest paid on debt, partially offset by dividends of $200 million paid by AIC to the Corporation.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of March 31, 2011	Percent to total investments	Fair value as of December 31, 2010	Percent to total investments
U.S. government and agencies	$6,766	6.8%	$8,596	8.6%
Municipal	15,246	15.3	15,934	15.9
Corporate	42,395	42.6	37,655	37.5
Foreign government	3,117	3.1	3,158	3.1
Residential mortgage-backed securities (“RMBS”)	6,530	6.6	7,993	7.9
Commercial mortgage-backed securities (“CMBS”)	2,053	2.1	1,994	2.0
Asset-backed securities (“ABS”)	4,111	4.1	4,244	4.2
Redeemable preferred stock	24	--	38	--
Total fixed income securities	$80,242	80.6%	$79,612	79.2%

As of March 31, 2011, 90.5% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a, or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners (“NAIC”), and/or internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of March 31, 2011.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$6,766	$257	$--	$--	$--	$--

Municipal
Tax exempt	1,401	79	4,185	72	2,382	(10)
Taxable	184	--	2,528	2	1,064	(38)
Auction rate securities (“ARS”)	811	(48)	61	(6)	99	(13)

Corporate
Public	1,293	11	3,055	81	9,843	324
Privately placed	1,047	10	1,947	50	4,220	162

Foreign government	1,693	224	522	17	535	32

RMBS
U.S. government sponsored entities (“U.S. Agency”)	3,628	131	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	375	9	69	--	178	(1)
Alt-A residential mortgage-backed securities (“Alt-A”)	15	--	56	--	62	--
Subprime residential mortgage-backed securities (“Subprime”)	51	--	83	(19)	46	(6)

CMBS	1,063	40	284	--	166	(9)

ABS
Collateralized debt obligations (“CDO”)	21	--	642	(7)	471	(39)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,305	21	397	2	340	2

Redeemable preferred stock	--	--	1	--	--	--

Total fixed income securities	$19,653	$734	$13,830	$192	$19,406	$404

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$6,766	$257

Municipal
Tax exempt	1,232	(64)	509	(92)	9,709	(15)
Taxable	465	(73)	119	(38)	4,360	(147)
ARS	102	(11)	104	(14)	1,177	(92)

Corporate
Public	9,923	382	2,544	59	26,658	857
Privately placed	6,608	190	1,915	31	15,737	443

Foreign government	367	22	--	--	3,117	295

RMBS
U.S. Agency	--	--	--	--	3,628	131
Prime	7	--	577	2	1,206	10
Alt-A	41	1	437	(75)	611	(74)
Subprime	91	(25)	814	(394)	1,085	(444)

CMBS	354	(53)	186	(81)	2,053	(103)

ABS
CDO	279	(56)	432	(86)	1,845	(188)
Consumer and other ABS	199	(1)	25	(5)	2,266	19

Redeemable preferred stock	23	1	--	--	24	1

Total fixed income securities	$19,691	$313	$7,662	$(693)	$80,242	$950

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $15.25 billion as of March 31, 2011 with an unrealized net capital loss of $254 million.  The municipal bond portfolio includes general obligations of state and local issuers, revenue bonds and pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $1.80 billion of pre-refunded bonds, as of March 31, 2011.

($ in millions) State	State general obligation	Local general obligation	Revenue (1)	Fair value	Amortized cost	Average credit rating (2)
California	$98	$803	$792	$1,693	$1,835	A
Texas	17	429	730	1,176	1,196	Aa
Florida	56	233	545	834	844	A
New York	32	30	544	606	607	Aa
Ohio	38	205	286	529	571	A
Illinois	--	187	338	525	539	A
Missouri	34	176	273	483	489	A
New Jersey	146	37	290	473	485	A
Pennsylvania	95	124	251	470	476	Aa
Michigan	40	137	286	463	481	Aa
All others	719	1,360	4,111	6,190	6,302	A
Total	$1,275	$3,721	$8,446	$13,442	$13,825	A

(1)

The nature of the activities supporting revenue municipals is highly diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

(2)	The municipal bonds are rated by third party credit rating agencies, the NAIC and/or internally rated.

Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor.  We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments.  As a result of downgrades in the insurers’ credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor.  As of March 31, 2011, 99.3% of our insured municipal bond portfolio is rated investment grade.  Given the effects of the economic crisis on bond insurers, the value inherent in the insurance has declined.  Further, we believe the fair value of our insured municipal bond portfolio substantially reflects the decline in the value of the insurance.  We believe that the loss of the benefit of insurance would not result in a material adverse impact on our results of operations, financial position or liquidity.

Included in our municipal bond holdings as of March 31, 2011 are $894 million of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and are also internally rated.  These holdings include $431 million of below investment grade municipal bonds, most of which were purchased to provide the opportunity to achieve incremental returns.

Corporate bonds, including publicly traded and privately placed, totaled $42.40 billion as of March 31, 2011 with an unrealized net capital gain of $1.30 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.

RMBS, CMBS and ABS are structured securities that are primarily collateralized by residential and commercial real estate loans and other consumer or corporate borrowings.  The cash flows from the underlying collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a “class”, qualifies for a specific original rating.  For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving principal repayments on the underlying collateral and retains this priority until the class is paid in full.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings.  The payment priority and class subordination included in these securities serves as credit enhancement for holders of the senior or top portions of the structures.  These securities continue to retain the payment priority features that existed at the origination of the securitization trust.  Other forms of credit enhancement may include structural features embedded in the securitization trust, such as overcollateralization, excess spread and bond insurance.  The underlying collateral

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

can have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or may contain features of both fixed and variable rate mortgages.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $6.53 billion, with 72.0% rated investment grade, as of March 31, 2011.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with our RMBS portfolio is mitigated due to the fact that 55.6% of the portfolio consists of securities that were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $377 million as of March 31, 2011 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to higher risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which began to show signs of stabilization in certain geographic areas in 2010.  The following table shows our RMBS portfolio as of March 31, 2011 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$173	$1	$201	$3	$59	$1	$--	$--	$433	$5
2009	687	10	74	1	8	--	--	--	769	11
2008	630	12	--	--	--	--	--	--	630	12
2007	246	7	273	9	84	(32)	247	(140)	850	(156)
2006	212	9	222	2	175	(18)	304	(125)	913	(132)
2005	456	20	189	(8)	127	(10)	289	(112)	1,061	(110)
Pre-2005	1,224	72	247	3	158	(15)	245	(67)	1,874	(7)
Total	$3,628	$131	$1,206	$10	$611	$(74)	$1,085	$(444)	$6,530	$(377)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of March 31, 2011, $908 million of the Prime had fixed rate underlying collateral and $298 million had variable rate underlying collateral.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  As of March 31, 2011, $455 million of the Alt-A had fixed rate underlying collateral and $156 million had variable rate underlying collateral.

Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $829 million and $256 million of first lien and second lien securities, respectively.  As of March 31, 2011, $603 million of the Subprime had fixed rate underlying collateral and $482 million had variable rate underlying collateral.

CMBS totaled $2.05 billion, with 90.9% rated investment grade, as of March 31, 2011.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 94.5% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio as of March 31, 2011 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2011	$1	$--
2010	23	--
2007	284	(9)
2006	635	(80)
2005	336	(23)
Pre-2005	774	9
Total CMBS	$2,053	$(103)

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

The unrealized net capital loss of $103 million as of March 31, 2011 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, largely due to the macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which began to show signs of stabilization in certain geographic areas in 2010.  While CMBS spreads tightened during 2009 and 2010, credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year CMBS.

ABS, including CDO and Consumer and other ABS, totaled $4.11 billion, with 88.9% rated investment grade, as of March 31, 2011.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $169 million as of March 31, 2011 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.85 billion, with 76.6% rated investment grade, as of March 31, 2011.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.41 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $92 million.  The remaining $435 million of securities consisted of synthetic CDO, trust preferred CDO, project finance CDO, market value CDO, collateralized bond obligations and other CLO with unrealized losses of $96 million.

Consumer and other ABS totaled $2.27 billion, with 98.9% rated investment grade, as of March 31, 2011.  Consumer and other ABS consists of $1.05 billion of consumer auto and $1.22 billion of other ABS with unrealized gains of $5 million and $14 million, respectively.

Mortgage loans  Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $6.58 billion as of March 31, 2011, compared to $6.68 billion as of December 31, 2010, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification by state and metropolitan area.

We recognized $6 million of realized capital losses related to net increases in the valuation allowance on impaired mortgage loans for the three months ended March 31, 2011, primarily due to deteriorating debt service coverage resulting from a decrease in occupancy and the risk associated with refinancing near-term maturities due to declining underlying collateral valuations.

For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of March 31, 2011.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$965	$332	$79	$7	$1,383
Equity method of accounting (“EMA”)	695	353	1,411	235	2,694
Total	$1,660	$685	$1,490	$242	$4,077

Number of sponsors	90	42	12	7
Number of individual funds	146	87	101	7
Largest exposure to single fund	$36	$35	$82	$50

Our aggregate limited partnership exposure represented 4.1% and 3.8% of total invested assets as of March 31, 2011 and December 31, 2010, respectively.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

The following table shows the results from our limited partnership interests by fund type and accounting classification for the three months ended March 31.

($ in millions)	2011				2010
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$9	$19	$28	$(1)	$6	$15	$21	$(2)
Real estate funds	1	8	9	--	--	(28)	(28)	(21)
Hedge funds	--	36	36	--	--	17	17	(1)
Total	$10	$63	$73	$(1)	$6	$4	$10	$(24)

(1) Impairment write-downs related to Cost limited partnerships were $1 million and $24 million in the three months ended March 31, 2011 and 2010, respectively.  There were no impairment write-downs related to EMA limited partnerships in the three months ended March 31, 2011 and 2010.

Limited partnership interests, excluding impairment write-downs, produced income of $73 million in the three months ended March 31, 2011 compared to $10 million in the three months ended March 31, 2010.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on Cost limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $1.57 billion as of March 31, 2011 compared to unrealized net capital gains of $1.39 billion as of December 31, 2010.  The improvement since December 31, 2010 for fixed income securities was primarily a result of tightening of credit spreads in certain sectors.  The improvement for equity securities was primarily due to improved equity valuations.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in millions)	March 31, 2011	December 31, 2010
U.S. government and agencies	$257	$276
Municipal	(254)	(267)
Corporate	1,300	1,395
Foreign government	295	337
RMBS	(377)	(516)
CMBS	(103)	(219)
ABS	(169)	(181)
Redeemable preferred stock	1	1
Fixed income securities (1)	950	826
Equity securities	645	583
EMA limited partnership interests	7	--
Derivatives	(30)	(22)
Unrealized net capital gains and losses, pre-tax	1,572	1,387
Amounts recognized for:
Insurance reserves (2)	(2)	(41)
DAC and DSI (3)	95	97
Amounts recognized	93	56
Deferred income taxes	(586)	(508)
Unrealized net capital gains and losses, after-tax	$1,079	$935

(1)   Unrealized net capital gains and losses for fixed income securities as of March 31, 2011 and December 31, 2010 comprise $(257) million and $(293) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $1.21 billion and $1.12 billion, respectively, related to other unrealized net capital gains and losses.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

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

The unrealized net capital gains for the fixed income portfolio totaled $950 million and comprised $2.97 billion of gross unrealized gains and $2.02 billion of gross unrealized losses as of March 31, 2011.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $826 million, comprised of $3.26 billion of gross unrealized gains and $2.43 billion of gross unrealized losses as of December 31, 2010.

Gross unrealized gains and losses as of March 31, 2011 on fixed income securities by type and sector are provided in the table below.

($ in millions)			Gross unrealized			Amortized cost as a	Fair value as a
	Par value (1)	Amortized cost	Gains	Losses	Fair value	percent of par value (2)	percent of par value (2)

Corporate:
Banking	$4,862	$4,773	$114	$(114)	$4,773	98.2%	98.2%
Utilities	6,544	6,561	399	(67)	6,893	100.3	105.3
Consumer goods (cyclical and non-cyclical)	7,475	7,601	266	(54)	7,813	101.7	104.5
Financial services	4,027	3,973	132	(34)	4,071	98.7	101.1
Capital goods	4,731	4,748	226	(29)	4,945	100.4	104.5
Transportation	1,982	2,003	96	(24)	2,075	101.1	104.7
Technology	1,809	1,829	53	(15)	1,867	101.1	103.2
Basic industry	2,064	2,083	88	(14)	2,157	100.9	104.5
Communications	2,638	2,633	105	(10)	2,728	99.8	103.4
Energy	3,038	3,079	129	(6)	3,202	101.3	105.4
FDIC guaranteed	167	168	2	--	170	100.6	101.8
Other	1,757	1,644	65	(8)	1,701	93.6	96.8
Total corporate fixed income portfolio	41,094	41,095	1,675	(375)	42,395	100.0	103.2

U.S. government and agencies	7,142	6,509	277	(20)	6,766	91.1	94.7
Municipal	18,535	15,500	367	(621)	15,246	83.6	82.3
Foreign government	3,262	2,822	306	(11)	3,117	86.5	95.6
RMBS	7,583	6,907	195	(572)	6,530	91.1	86.1
CMBS	2,179	2,156	63	(166)	2,053	98.9	94.2
ABS	4,574	4,280	82	(251)	4,111	93.6	89.9
Redeemable preferred stock	21	23	1	--	24	109.5	114.3
Total fixed income securities	$84,390	$79,292	$2,966	$(2,016)	$80,242	94.0	95.1

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $684 million, $1.68 billion, $4.67 billion and $1.36 billion, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.4% for corporates, 101.2% for U.S. government and agencies, 99.7% for municipals and 103.5% for foreign governments.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 103.5% for corporates, 103.0% for U.S. government and agencies, 98.9% for municipals and 108.1% for foreign governments.

The banking, utilities, consumer goods, financial services and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2011.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $645 million and comprised $707 million of gross unrealized gains and $62 million of gross unrealized losses as of March 31, 2011.  This is compared to an

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

unrealized net capital gain for the equity portfolio totaling $583 million, comprised of $646 million of gross unrealized gains and $63 million of gross unrealized losses as of December 31, 2010.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position as of March 31, 2011 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of March 31, 2011.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$1,565	$(20)	$--	$--	$1,565	$(20)
Municipal	5,745	(464)	595	(157)	6,340	(621)
Corporate	9,817	(315)	1,481	(60)	11,298	(375)
Foreign government	367	(11)	--	--	367	(11)
RMBS	708	(61)	1,243	(511)	1,951	(572)
CMBS	693	(81)	156	(85)	849	(166)
ABS	1,703	(141)	380	(110)	2,083	(251)
Total	$20,598	$(1,093)	$3,855	$(923)	$24,453	$(2,016)

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

As of March 31, 2011, 62% of our below investment grade gross unrealized losses were concentrated in RMBS, specifically Alt-A and Subprime, and CMBS.  The fair value of these securities totaled $1.24 billion, an increase of 2.0%, compared to $1.22 billion as of December 31, 2010, due to improved valuations resulting from tighter credit spreads driven by lower risk premiums.  Gross unrealized losses on these securities totaled $571 million as of March 31, 2011, a decrease of 17.0%, compared to $688 million as of December 31, 2010, due to improved valuations, impairment write-downs, sales and principal collections, partially offset by the downgrade of certain securities to below investment grade during the first quarter of 2011.

Fair values for our structured securities are obtained from third-party valuation service providers and are subject to review as disclosed in our Application of Critical Accounting Estimates.  In accordance with GAAP, when fair value is less than the amortized cost of a security and we have not made the decision to sell the security and it is not more likely than not we will be required to sell the security before recovery of its amortized cost basis, we evaluate if we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.  We calculate the estimated recovery value by discounting our best estimate of future cash flows at the security’s original or current effective rate, as appropriate, and compare this to the amortized cost of the security.  If we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors (“non-credit-related”) recognized in other comprehensive income (“OCI”).

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

The non-credit-related unrealized losses for our structured securities, including our below investment grade Alt-A, Subprime and CMBS, are heavily influenced by risk factors other than those related to our best estimate of future cash flows.  The difference between these securities’ original or current effective rates and the yields implied by their fair value indicates that a higher risk premium is included in the valuation of these securities than existed at initial issue or purchase.  This risk premium represents the return that a market participant requires as compensation to assume the risk associated with the uncertainties regarding the future performance of the underlying collateral.  The risk premium is comprised of: default risk, which reflects the probability of default and the uncertainty related to collection of contractual principal and interest; liquidity risk, which reflects the risk associated with exiting the investment in an illiquid market, both in terms of timeliness and cost; and volatility risk, which reflects the potential valuation volatility during an investor’s holding period.  Other factors reflected in the risk premium include the costs associated with underwriting, monitoring and holding these types of complex securities.  Certain aspects of the default risk are included in the development of our best estimate of future cash flows, as appropriate.  Other aspects of the risk premium are considered to be temporary in nature and are expected to reverse over the remaining lives of the securities as future cash flows are received.

Other-than-temporary impairment assessment for below investment grade Alt-A and Subprime RMBS

As of March 31, 2011, the fair value of our below investment grade Alt-A securities with gross unrealized losses totaled $340 million, an increase of 18.1% compared to $288 million as of December 31, 2010.  As of March 31, 2011, gross unrealized losses for our below investment grade Alt-A portfolio totaled $89 million, a decrease of 23.3% compared to $116 million as of December 31, 2010, due to impairment write-downs and sales and principal collections, partially offset by downgrades of certain Alt-A securities to below investment grade during first quarter of 2011.  For our below investment grade Alt-A securities with gross unrealized gains of $14 million, we have recognized cumulative write-downs in earnings totaling $29 million as of March 31, 2011.

As of March 31, 2011, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $747 million, a decrease of 6.2% compared to $796 million as of December 31, 2010.  As of March 31, 2011, gross unrealized losses for our below investment grade Subprime portfolio totaled $397 million, a decrease of 9.4% compared to $438 million as of December 31, 2010, due to improved valuations resulting from lower risk premiums, sales and principal collections and impairment write-downs, partially offset by downgrades of certain Subprime securities to below investment grade during the first quarter of 2011.  For our below investment grade Subprime with gross unrealized gains totaling $3 million, we have recognized cumulative write-downs in earnings totaling $70 million as of March 31, 2011.

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

For securities where there is insufficient remaining credit enhancement for the class of securities we own, a recovery value is calculated based on our best estimate of future cash flows specific to that security.  This estimate is

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

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

96.7% and 3.3% of the fair value of our below investment grade Alt-A securities with gross unrealized losses were issued with Aaa and Aa original ratings and capital structure classifications, respectively.  74.5%, 19.9% and 4.5% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, Alt-A and Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  While the projected cash flow assumptions for our below investment grade Alt-A and Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Alt-A securities with gross unrealized losses, by credit rating.

($ in millions)	March 31, 2011
	With other-than- temporary impairments recorded in earnings		Without other-than-temporary impairments recorded in earnings
	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	8.5%	8.5%	0.5%	1.2%	3.8%	1.9%	n/a
Projected additional collateral losses to be incurred (2)	24.6%	24.6%	6.3%	11.8%	17.0%	11.4%	n/a
Class-level
Average remaining credit enhancement (3)	6.3%	6.3%	10.4%	15.8%	19.7%	14.9%	n/a
Security-specific
Number of positions	33	33	6	5	7	18	51
Par value	$481	$481	$59	$23	$53	$135	$616
Amortized cost	$302	$302	$59	$23	$45	$127	$429
Fair value	$234	$234	$55	$16	$35	$106	$340
Gross unrealized losses
Total	$(68)	$(68)	$(4)	$(7)	$(10)	$(21)	$(89)
12-24 months (4)	$--	$--	$--	$--	$--	$--	$--
Over 24 months (5)	$(62)	$(62)	$(4)	$(7)	$(9)	$(20)	$(82)
Cumulative write-downs recognized (6)	$(134)	$(134)	$--	$--	$--	$--	$(134)
Principal payments received during the period (7)	$10	$10	$1	$--	$1	$2	$12

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

	December 31, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.5%	0.7%	8.1%	8.0%	0.1%	3.1%	3.7%	3.0%	n/a
Projected additional collateral losses to be incurred (2)	9.9%	22.5%	24.6%	24.5%	4.8%	16.6%	17.8%	15.4%	n/a
Class-level
Average remaining credit enhancement (3)	9.9%	19.0%	6.8%	6.9%	5.3%	27.1%	23.9%	20.7%	n/a
Security-specific
Number of positions	1	1	27	29	2	2	8	12	41
Par value	$4	$3	$439	$446	$16	$4	$68	$88	$534
Amortized cost	$4	$2	$316	$322	$16	$4	$62	$82	$404
Fair value	$1	$1	$220	$222	$13	$2	$51	$66	$288
Gross unrealized losses
Total	$(3)	$(1)	$(96)	$(100)	$(3)	$(2)	$(11)	$(16)	$(116)
12-24 months (4)	$--	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (5)	$(3)	$(1)	$(90)	$(94)	$(3)	$(2)	$(10)	$(15)	$(109)
Cumulative write-downs recognized (6)	$--	$(1)	$(92)	$(93)	$--	$--	$--	$--	$(93)
Principal payments received during the period (7)	$--	$--	$59	$59	$1	$1	$6	$8	$67

(1)      Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Alt-A securities we own, as reported by the trust servicers, were $6 million as of March 31, 2011.

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

(5)      Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of March 31, 2011, $40 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $13 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2010, $70 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $11 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

(6)      Includes cumulative write-downs recorded in accordance with GAAP.

(7)      Reflects principal payments for the three months ended March 31, 2011 or the year ended December 31, 2010, respectively.

The above tables include information about our below investment grade Alt-A securities with gross unrealized losses as of each period presented.  The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, principal payments, sales, purchases and realized principal losses.

As of March 31, 2011, our below investment grade Alt-A securities with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 1.9%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 26.0% and a projected weighted average loss severity of 44.2%, which resulted in projected additional collateral losses of 11.4%.  As the average remaining credit

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

enhancement for these securities of 14.9% exceeds the projected additional collateral losses of 11.4%, these securities have not been impaired.

As of March 31, 2011, our below investment grade Alt-A securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 8.5%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 43.4% and a projected weighted average loss severity of 56.1%, which resulted in projected additional collateral losses of 24.6%.  As the average remaining credit enhancement for these securities of 6.3% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 65.1% and exceeded these securities’ current average amortized cost as a percentage of par of 63.0%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Alt-A securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations in 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of March 31, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

($ in millions)	March 31, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	15.7%	16.9%	16.8%	3.0%	6.4%	10.0%	7.6%	n/a
Projected additional collateral losses to be incurred	40.3%	42.3%	42.3%	33.4%	32.5%	34.9%	34.0%	n/a
Class-level
Average remaining credit enhancement	24.1%	20.4%	20.5%	47.2%	44.2%	42.2%	43.8%	n/a
Security-specific
Number of positions	4	77	81	7	14	34	55	136
Par value	$32	$893	$925	$80	$82	$202	$364	$1,289
Amortized cost	$26	$615	$641	$80	$82	$202	$364	$1,005
Fair value	$17	$407	$424	$63	$55	$108	$226	$650
Gross unrealized losses
Total	$(9)	$(208)	$(217)	$(17)	$(27)	$(94)	$(138)	$(355)
12-24 months	$--	$(2)	$(2)	$--	$--	$--	$--	$(2)
Over 24 months (2)	$(9)	$(206)	$(215)	$(17)	$(27)	$(94)	$(138)	$(353)
Cumulative write-downs recognized	$(5)	$(273)	$(278)	$--	$--	$--	$--	$(278)
Principal payments received during the period	$1	$12	$13	$3	$2	$4	$9	$22

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

	December 31, 2010
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	12.0%	16.1%	16.0%	13.2%	12.5%	12.6%	12.7%	n/a
Projected additional collateral losses to be incurred	38.2%	43.2%	43.0%	46.5%	42.7%	40.8%	42.1%	n/a
Class-level
Average remaining credit enhancement	26.0%	22.6%	22.8%	72.7%	63.6%	50.5%	56.7%	n/a
Security-specific
Number of positions	5	81	86	11	10	35	56	142
Par value	$42	$952	$994	$73	$69	$265	$407	$1,401
Amortized cost	$33	$650	$683	$73	$69	$265	$407	$1,090
Fair value	$21	$425	$446	$62	$54	$158	$274	$720
Gross unrealized losses
Total	$(12)	$(225)	$(237)	$(11)	$(15)	$(107)	$(133)	$(370)
12-24 months	$--	$(9)	$(9)	$--	$--	$--	$--	$(9)
Over 24 months (2)	$(12)	$(216)	$(228)	$(11)	$(15)	$(107)	$(133)	$(361)
Cumulative write-downs recognized	$(9)	$(293)	$(302)	$--	$--	$--	$--	$(302)
Principal payments received during the period	$4	$62	$66	$18	$4	$11	$33	$99

_______________

(1)  Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $27 million as of March 31, 2011.

(2)  As of March 31, 2011, $185 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $125 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2010, $188 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $108 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

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

As of March 31, 2011, our Subprime securities that are reliably insured include 10 below investment grade Subprime securities with a total fair value of $97 million and aggregate gross unrealized losses of $42 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.  As of December 31, 2010, our Subprime securities that are reliably insured include 10 below investment grade Subprime securities with a total fair value of $76 million and aggregate gross unrealized losses of $68 million.

As of March 31, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 7.6%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 49.2% and a projected weighted average loss severity of 69.9%, which resulted in projected additional collateral losses of 34.0%.  As the average remaining credit enhancement for these securities of 43.8% exceeds the projected additional collateral losses of 34.0%, these securities have not been impaired.

As of March 31, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 16.8%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

experiencing, including a projected weighted average underlying default rate of 56.7% and a projected weighted average loss severity of 76.4%, which resulted in projected additional collateral losses of 42.3%.  As the average remaining credit enhancement for these securities of 20.5% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 72.3% and exceeded these securities’ current average amortized cost as a percentage of par of 69.3%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations in 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of March 31, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Other-than-temporary impairment assessment for below investment grade CMBS

As of March 31, 2011, the fair value of our below investment grade CMBS with gross unrealized losses totaled $156 million compared to $135 million as of December 31, 2010.  As of March 31, 2011, gross unrealized losses for our below investment grade CMBS portfolio totaled $85 million, a decrease of 36.6% compared to $134 million as of December 31, 2010, due to improved valuations resulting from lower risk premiums, sales and principal collections and impairment write-downs, partially offset by downgrades of certain CMBS to below investment grade during the first quarter of 2011.  For our below investment grade CMBS with gross unrealized gains totaling $4 million, we have recognized cumulative write-downs in earnings totaling $9 million as of March 31, 2011.

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

For securities where there is insufficient remaining credit enhancement for the class of securities we own, a recovery value is calculated based on our best estimate of future cash flows specific to that security.  This estimate is based on the contractual principal payments and current interest payments of the securities we own, adjusted for actual cumulative collateral losses incurred to date and the projected additional collateral losses expected to be

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

incurred.  In instances where the recovery value of the security is less than its amortized cost, a credit loss is recorded in earnings.

15.2%, 74.7% and 7.3% of the fair value of our below investment grade CMBS with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, CMBS with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  Tight credit markets and conservative underwriting standards continue to stress commercial mortgage borrowers’ ability to refinance obligations.  While the projected cash flow assumptions for our below investment grade CMBS with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade CMBS with gross unrealized losses, by credit rating.

($ in millions)	March 31, 2011
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.7%	3.2%	4.8%	4.0%	1.4%	0.7%	--%	1.2%	n/a
Projected additional collateral losses to be incurred	6.1%	7.0%	64.5%	47.6%	6.9%	4.4%	--%	6.1%	n/a
Class-level
Average remaining credit enhancement	11.8%	7.2%	26.0%	21.1%	9.0%	7.0%	--%	8.3%	n/a
Security-specific
Number of positions	3	1	4	8	12	6	1	19	27
Par value	$13	$16	$69	$98	$118	$54	$3	$175	$273
Amortized cost	$12	$15	$31	$58	$125	$55	$3	$183	$241
Fair value	$9	$11	$12	$32	$87	$35	$2	$124	$156
Gross unrealized losses
Total	$(3)	$(4)	$(19)	$(26)	$(38)	$(20)	$(1)	$(59)	$(85)
12-24 months	$--	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (2)	$(3)	$(4)	$(19)	$(26)	$(38)	$(20)	$(1)	$(59)	$(85)
Cumulative write-downs recognized	$(2)	$(2)	$(38)	$(42)	$--	$--	$--	$--	$(42)
Principal payments received during the period	$--	$--	$1	$1	$--	$--	$--	$--	$1

	December 31, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	0.6%	3.2%	2.5%	2.3%	1.1%	0.3%	0.4%	0.9%	n/a
Projected additional collateral losses to be incurred	12.2%	7.0%	38.1%	29.2%	7.0%	4.4%	7.2%	6.4%	n/a
Class-level
Average remaining credit enhancement	12.5%	7.0%	25.5%	20.7%	9.1%	7.5%	9.0%	8.7%	n/a
Security-specific
Number of positions	2	1	5	8	14	5	2	21	29
Par value	$22	$16	$79	$117	$138	$46	$7	$191	$308
Amortized cost	$17	$15	$39	$71	$143	$47	$8	$198	$269
Fair value	$13	$6	$13	$32	$75	$25	$3	$103	$135
Gross unrealized losses
Total	$(4)	$(9)	$(26)	$(39)	$(68)	$(22)	$(5)	$(95)	$(134)
12-24 months	$--	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (2)	$(4)	$(9)	$(26)	$(39)	$(68)	$(22)	$(5)	$(95)	$(134)
Cumulative write-downs recognized	$(5)	$(2)	$(41)	$(48)	$--	$--	$--	$--	$(48)
Principal payments received during the period	$--	$--	$1	$1	$--	$1	$--	$1	$2

(1) There were no actual cumulative realized principal losses on the below investment grade CMBS we own, as reported by the trust servicers, as of March 31, 2011.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

(2) As of March 31, 2011, $25 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $58 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2010, $39 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $93 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

The above tables include information about below investment grade CMBS with gross unrealized losses as of each period presented.  The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, principal payments, sales and purchases.

Our impairment evaluation for CMBS forecasts more severe assumptions than the trusts are actually experiencing.  We assume that all loans delinquent 60 days or more default and project default rates on otherwise performing loans. Projected loss severities are then applied against the resulting default rates, arriving at our projected additional collateral loss rates.  The projected additional collateral loss rates by vintage year of our CMBS portfolio range from a low of 1.9% for holdings with a vintage year of 2003 to a high of 12.0% for holdings with a vintage year of 2005.

As of March 31, 2011, our below investment grade CMBS with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 1.2%, and the projected additional collateral loss rate for these securities as of March 31, 2011 was 6.1%.  As the average remaining credit enhancement for these securities of 8.3% exceeds the projected additional collateral losses of 6.1%, these securities have not been impaired.

As of March 31, 2011, our below investment grade CMBS with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 4.0%.  The projected additional collateral loss rate for these securities as of March 31, 2011 was 47.6%.  As the average remaining credit enhancement for these securities of 21.1% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 59.4% and exceeded these securities’ current average amortized cost as a percentage of par of 58.7%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value is in line with amortized cost as impairment write-downs were recorded in the reporting period based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our CMBS, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations during 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of March 31, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments.

($ in millions)	March 31, 2011
	Par	Amortized	Amortized cost as a percent of	Fair	Fair value as a percent of	Percent of total fixed income and bank loan
	value (1)	cost (1)	par value	value (2)	par value	portfolios
Restructured	$99	$83	83.8%	$79	79.8%	0.1%
Problem	579	187	32.3	163	28.2	0.2
Potential problem	2,611	1,322	50.6	1,067	40.9	1.3
Total	$3,289	$1,592	48.4	$1,309	39.8	1.6%
Cumulative write-downs recognized (3)		$935

	December 31, 2010
	Par	Amortized	Amortized cost as a percent of	Fair	Fair value as a percent of	Percent of total fixed income and bank loan
	value (1)	cost (1)	par value	value (2)	par value	portfolios
Restructured	$99	$83	83.8%	$79	79.8%	0.1%
Problem	665	214	32.2	188	28.3	0.2
Potential problem	3,441	1,485	43.2	1,171	34.0	1.5
Total	$4,205	$1,782	42.4	$1,438	34.2	1.8%
Cumulative write- downs recognized (3)		$1,005

(1)     The difference between par value and amortized cost of $1.70 billion and $2.42 billion as of March 31, 2011 and December 31, 2010, respectively, is primarily attributable to write-downs and a zero-coupon security.

(2)     Bank loans are reflected at amortized cost.

(3)     Cumulative write-downs recognized only reflect impairment write-downs related to investments within the problem, potential problem and restructured categories.

As of March 31, 2011, amortized cost for the problem category was $187 million and comprised $77 million of Subprime, $58 million of municipal bonds, $37 million of Alt-A, $7 million of corporates (primarily privately placed), $5 million of CDO and $3 million of Consumer and other ABS.

As of March 31, 2011, amortized cost for the potential problem category was $1.32 billion and comprised $585 million of Subprime, $302 million of Alt-A, $172 million of Prime, $98 million of municipal bonds, $63 million of CMBS, $56 million of CDO, $40 million of corporates (primarily privately placed), $3 million of bank loans and $3 million of Consumer and other ABS.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Net investment income   The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2011	2010
Fixed income securities	$900	$959
Equity securities	19	21
Mortgage loans	89	104
Limited partnership interests	10	6
Short-term investments	2	2
Other	11	1
Investment income, before expense	1,031	1,093
Investment expense	(49)	(43)
Net investment income	$982	$1,050

Net investment income decreased 6.5% or $68 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to lower average investment balances due to decreased Allstate Financial contractholder funds and lower yields resulting from prior risk mitigation actions.  Net investment income was $1.01 billion and $998 million in the third and fourth quarter of 2010, respectively.

Realized capital gains and losses   The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2011	2010
Impairment write-downs	$(114)	$(223)
Change in intent write-downs	(69)	(32)
Net other-than-temporary impairment losses recognized in earnings	(183)	(255)
Sales	283	88
Valuation of derivative instruments	22	(155)
Settlements of derivative instruments	(89)	(30)
EMA limited partnership income	63	4
Realized capital gains and losses, pre-tax	96	(348)
Income tax (expense) benefit	(33)	122
Realized capital gains and losses, after-tax	$63	$(226)

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended March 31,
	2011	2010
Fixed income securities	$(86)	$(180)
Equity securities	(20)	(6)
Mortgage loans	(6)	(13)
Limited partnership interests	(1)	(24)
Other investments	(1)	--
Impairment write-downs	$(114)	$(223)

Impairment write-downs for the three months ended March 31, 2011 were primarily driven by RMBS, which experienced deterioration in expected cash flows and investments with commercial real estate exposure, including CMBS, equity, mortgage loans and certain real estate related municipal bonds, which were impacted by lower real estate valuations or experienced deterioration in expected cash flows.  Impairment write-downs on below investment grade RMBS, CMBS and ABS for the three months ended March 31, 2011 were $46 million, $20 million and $2 million, respectively.

Impairment write-downs that were related primarily to securities subsequently disposed were $11 million for the three months ended March 31, 2011.  Of the remaining write-downs for the three months ended March 31, 2011,

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

$58 million or 77.3% of the fixed income security write-downs related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  For these securities, as of March 31, 2011, there were either no defaults or defaults only impacted classes lower than our position in the capital structure.  $17 million of the fixed income security write-downs for the three months ended March 31, 2011 related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.

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

Change in intent write-downs are presented in the following table.

($ in millions)	Three months ended March 31,
	2011	2010
Fixed income securities	$(69)	$(26)
Mortgage loans	--	(6)
Change in intent write-downs	$(69)	$(32)

The change in intent write-downs in the three months ended March 31, 2011 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily lower yielding, floating rate RMBS and municipal bonds.

Sales generated $283 million of net realized gains for the three months ended March 31, 2011 primarily due to $65 million of net gains on the sale of our convertible bond portfolio, $81 million of net gains on sales of other corporate, foreign government and ABS securities and $142 million of net gains on sales of equity securities, partially offset by $25 million of net losses on sales of U.S. government securities.

Valuation and settlement of derivative instruments net realized capital losses totaling $67 million for the three months ended March 31, 2011 included $22 million of gains on the valuation of derivative instruments and $89 million of losses on the settlement of derivative instruments.

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

A changing interest rate environment will drive changes in our portfolio duration management which is established with an economic view of liabilities relative to a long-term investment portfolio view.  Tactical duration management is accomplished through both cash market transactions, sales and new purchases, and derivative activities that generate realized gains and losses.  As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

As of March 31, 2011, our securities with embedded derivatives totaled $377 million, a decrease in fair value of $879 million from December 31, 2010, comprising net sales activity of $922 million primarily related to the sale of our convertible bond portfolio, realized capital gains on valuation of $8 million and unrealized net capital gains

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

reported in OCI of $35 million for the host securities.  Unrealized net capital gains were further decreased by $4 million due to amortization of the host securities.  The change in fair value of embedded derivatives is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI.  Total fair value exceeded total amortized cost by $8 million as of March 31, 2011.  Valuation gains and losses for securities with embedded derivatives are converted into cash upon our election to sell these securities.  In the event the economic value of the embedded options is not realized, we will recover the par value if held to maturity unless the issuer of the security defaults.  In the event there are defaults by the referenced credit entities of the embedded credit default swap, our loss is limited to the par value of the combined fixed income security, net of applicable recoveries.  Total par value exceeded fair value by $109 million as of March 31, 2011.

The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy.

($ in millions)	Three months ended March 31,
	2011			2010	2011 Explanations
	Valuation	Settlements	Total	Total
Risk management Property-Liability Portfolio duration management (1)	$4	$(6)	$(2)	$(2)

Interest rate swaps, municipal interest rate swaps and short interest rate futures are used to offset the effects of changing interest rates on a portion of the Property-Liability fixed income portfolio that is reported in unrealized net capital gains or losses in OCI.  The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost.  The 2011 losses on settlements are primarily due to decreases in interest rates over the life of interest rate swaps acquired in the prior year and are partially offset by valuation gains on interest rate swaps resulting from increasing interest rates in the current year.  The net realized capital loss is offset in unrealized net capital gains and losses in OCI to the extent it relates to changes in risk-free rates.

Interest rate spike exposure (1)	13	(62)	(49)	(122)

Interest rate swaption contracts, with terms of less than one year, and exchange traded options on interest rate futures, with three to six month terms, provide an offset to declines in fixed income market values resulting from potential rising interest rates.  As of March 31, 2011, the remaining notional amount of our over-the-counter swaption positions totaled $1.50 billion, which expires by April 2011.  The 2011 losses on swaptions and options on interest rate futures contracts relates to a decrease in interest rates and a decline in volatility.  Volatility represents the measure of variation of average value over a specified time period.  If interest rates do not increase above the strike rate, the maximum loss on swaptions and options on interest rate futures is limited to the amount of the premium paid.

Hedging unrealized gains on equity securities (1)	2	(21)	(19)	(39)

Exchange traded put options and short equity index futures provide an offset to significant declines in our equity portfolio from equity market declines below a targeted level.  Options can expire, terminate early or the option can be exercised.  If the price level of the equity index does not fall below the put’s strike price, the maximum loss on purchased puts is limited to the amount of the premium paid.  The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost.  The 2011 losses on futures and options were primarily the result of an increase in the price levels of the equity indices and a decrease in volatility and were partially offset by unrealized net capital gains and losses of our equity portfolio to the degree they reflect the changes in price levels of the equity indices, which is reflected in OCI.

Foreign currency contracts	--	(5)	(5)	13

Currency forwards are used to protect our foreign bond and equity portfolios from changes in currency rates.  The 2011 losses on foreign currency contracts are primarily driven by the weakening of the U.S. currency versus the foreign currency.

Credit risk reduction (1)	(5)	(2)	(7)	2	Losses are the result of tightening credit spreads on referenced credit entities.

Allstate Financial Duration gap management	(15)	15	--	(43)

Interest rate caps, floors, swaptions, swaps and interest rate futures are used by Allstate Financial to balance interest-rate sensitivities of its assets and liabilities.  The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration.  The contracts can be terminated and settled at any time with minimal additional cost.  The maximum loss on caps, floors and swaptions is limited to the amount of premiums paid.  The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts.  The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost.  The 2011 valuation losses primarily relate to losses on interest rate swaps resulting from increasing interest rates in the current year and are offset by gains on settlements resulting from decreases in interest rates over the life of the interest rate swaps acquired prior to 2011.  The valuation losses and settlement gains are offset in unrealized capital gains and losses of our fixed income securities in OCI to the extent it relates to changes in risk-free rates.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

($ in millions)	Three months ended March 31,
	2011			2010	2011 Explanations
	Valuation	Settlements	Total	Total
Anticipatory hedging	--	--	--	20

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

Hedging of interest rate exposure in annuity contracts	--	--	--	(9)

Hedge ineffectiveness	3	(11)	(8)	--	The hedge ineffectiveness of $8 million includes $28 million in realized capital losses on swaps that were offset by $20 million in realized capital gains on the hedged risk.

Foreign currency contracts	--	--	--	4

Credit risk reduction (1)	(1)	(1)	(2)	--	Losses are the result of tightening credit spreads on referenced credit entities.

Total Risk management	$1	$(93)	$(92)	$(176)

Income generation
Asset replication – credit exposure

The 2011 changes in valuation on the Property-Liability segment are due to the tightening of credit spreads on referenced credit entities.  The gains are primarily on single name credit default swaps (“CDS”).  The 2011 changes in valuation on the Allstate Financial segment are due to tightening credit spreads on referenced credit entities.  The gains are primarily on first-to-default CDS and single name CDS.  The changes in valuation would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs.  For further discussion on CDS, see Note 6 of the condensed consolidated financial statements.

Property-Liability	$3	$1	$4	$6
Allstate Financial	10	3	13	(2)

Total Income generation	$13	$4	$17	$4

Accounting
Equity indexed notes – Allstate Financial	$3	$--	$3	$(4)

Equity-indexed notes are fixed income securities that contain embedded options.  The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses.  The results generally track the performance of underlying equity indices.  Valuation gains and losses are converted into cash upon sale or maturity.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Par value exceeded fair value by $13 million as of March 31, 2011.  Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the March 31, 2011 and December 31, 2010 holdings, respectively.

					($ in millions)	March 31, 2011	Change in fair value	Change due to net sale activity	December 31, 2010
					Par value	$300	$--	$--	$300
					Amortized cost of host contract	$227	$3	$--	$224
					Fair value of equity- indexed call option	50	3	--	47
					Total amortized cost	$277	$6	$--	$271
					Total fair value	$287	$8	$--	$279
					Unrealized gain/loss	$10	$2	$--	$8

Conversion options in fixed income securities					We sold our convertible bond portfolio during the first quarter of 2011. As of March 31, 2011, the fair value of our holdings was $5 million.
Property-Liability	9	--	9	(8)
Allstate Financial	(5)	--	(5)	(1)
Total	4	--	4	(9)

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

($ in millions)	Three months ended March 31,
	2011			2010	2011 Explanations
	Valuation	Settlements	Total	Total
CDS in fixed income securities
Allstate Financial	1	--	1	--

Synthetic CDO’s are fixed income securities that contain embedded CDS.  Changes in valuation of the embedded credit default swap are reported in realized capital gains and losses.  The embedded credit default swap increases or decreases in value as referenced credit entities’ credit spreads tighten or widen, respectively.  Credit events, changes in interest rates, correlations of the referenced entities and assumed recovery rates are among some of the other factors affecting the value of the embedded credit default swap.  In the event a referenced credit entity experiences a credit event, our loss is limited to the par value of the fixed income security.  Losses on credit events are net of recovery.  Par value exceeded fair value by $96 million as of March 31, 2011.  Synthetic CDO’s are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the March 31, 2011 and December 31, 2010 holdings, respectively.

					($ in millions)	March 31, 2011	Change in fair value	Change due to net sale activity	December 31, 2010
					Par value	$181	$--	$--	$181
					Amortized cost of host contract	$174	$(3)	$--	$177
					Fair value of credit default swap	(87)	1	--	(88)
					Total amortized cost	$87	$(2)	$--	$89
					Total fair value	$85	$8	$--	$77
					Unrealized gain/loss	$(2)	$10	$--	$(12)

Total Accounting	$8	$--	$8	$(13)
Total	$22	$(89)	$(67)	$(185)
Total Property-Liability	$26	$(95)	$(69)	$(150)
Total Allstate Financial	(4)	6	2	(35)
Total	$22	$(89)	$(67)	$(185)

_______________

(1) A portion of the risk mitigation (“macro hedge”) program is contained within this line item.

Substantially all of the macro hedge program was terminated during the first quarter of 2011.  Terminated derivatives included certain over-the-counter interest rate swaptions, purchased CDS, exchange traded options on interest rate futures, equity options and interest rate futures.  We continue to hold $425 million notional of municipal interest rate swaps and $1.50 billion notional of over-the-counter swaptions that are out of the money and expire in April 2011.  The macro hedge program resulted in $69 million of net realized capital losses in the first quarter of 2011 consisting of $49 million loss in interest rate spike exposure, $15 million loss in hedging unrealized gains on equity securities, $4 million loss in portfolio duration management, which includes $6 million of loss on the open municipal interest rate swaps, and $1 million loss in credit risk reduction.  Of the $69 million of net realized capital losses, $62 million of net realized capital losses related to the derivatives that were terminated during the first quarter of 2011.

GOODWILL

Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired.  The goodwill balances were $456 million and $418 million as of both March 31, 2011 and December 31, 2010 for the Allstate Protection segment and the Allstate Financial segment, respectively.  The Company’s reporting units are equivalent to its reporting segments, Allstate Protection and Allstate Financial.  Goodwill is allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination.  The Company annually evaluates goodwill for impairment using a trading multiple analysis, which is a widely accepted valuation technique to estimate the fair value of its reporting units.  The trading multiple analysis takes into consideration the quoted market price of the Company’s outstanding common stock and includes a control premium, derived from historical insurance industry acquisition activity, in determining the estimated fair value of the consolidated entity before allocating that fair value to individual reporting units.  If conditions warrant, a discounted cash flow analysis may also be used.  The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.  Goodwill impairment evaluations indicated no impairment as of March 31, 2011 or December 31, 2010.  No reporting unit was at risk of having its carrying value including goodwill exceed its fair value as of the most recent annual goodwill impairment test; and there were no subsequent events or other changes in circumstances indicating that it is more likely than not that the fair value of the reporting units was below their carrying amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholders’ equity as of March 31, 2011 was $19.31 billion, an increase of 1.6% from $19.02 billion as of December 31, 2010.

•                  On January 3, 2011 and April 1, 2011, we paid a quarterly shareholder dividend of $0.20 and $0.21, respectively.

•                  During the first quarter of 2011, we repurchased 9.5 million common shares for $300 million.  As of March 31, 2011, our current $1.00 billion share repurchase program had $540 million remaining and is expected to be completed by March 31, 2012.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	March 31, 2011	December 31, 2010
Common stock, retained income and other shareholders’ equity items	$19,327	$19,200
Accumulated other comprehensive loss	(15)	(184)
Total shareholders’ equity	19,312	19,016
Debt	5,908	5,908
Total capital resources	$25,220	$24,924

Ratio of debt to shareholders’ equity	30.6%	31.1%
Ratio of debt to capital resources	23.4%	23.7%

Shareholders’ equity increased in the first three months of 2011, primarily due to net income and increased unrealized net capital gains on investments, partially offset by share repurchases and dividends paid to shareholders.

Debt Except for $42 million in long-term debt related to the synthetic leases scheduled to mature in 2011, we do not have any required principal payments until 2012 when $350 million of 6.125% Senior Notes are due.

Share repurchases During the first quarter of 2011, we repurchased 9.5 million common shares for $300 million.  As of March 31, 2011, $540 million remained on our current $1.00 billion share repurchase program that we commenced in November 2010, and is expected to be completed by March 31, 2012.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.  There have been no changes to our debt, commercial paper and insurance financial strength ratings from Moody’s, S&P and A.M. Best since December 31, 2010.

Allstate Life Insurance Company (“ALIC”), AIC and The Allstate Corporation are party to the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  ALIC and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  AIC also has a capital support agreement with ALIC.  Under the capital support agreement, AIC is committed to provide capital to ALIC to maintain an adequate capital level.  The maximum amount of potential funding under each of these agreements is $1.00 billion.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Company, and is assessed on both base and stressed level liquidity needs.  We believe we have sufficient liquidity to meet these needs.  Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.

Parent company capital capacity  At the parent holding company level, we have deployable invested assets totaling $3.65 billion as of March 31, 2011.  These assets include investments that are generally saleable within one quarter totaling $3.21 billion.  This provides funds for the parent company’s relatively low fixed charges.

In the first quarter of 2011, dividends totaling $200 million were paid by AIC to its parent, the Corporation.

The Corporation has access to additional borrowing to support liquidity as follows:

•               A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2011, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio as of March 31, 2011 was 19.2%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the first three months of 2011.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on May 8, 2009.  We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 376 million shares of treasury stock as of March 31, 2011), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds as of March 31, 2011 were $46.83 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2011.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,489	13.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	19,127	40.8
Market value adjustments (2)	7,534	16.1
Subject to discretionary withdrawal without adjustments (3)	13,684	29.2
Total contractholder funds (4)	$46,834	100.0%

______________

(1)	Includes $9.54 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)

$6.28 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)	68% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)	Includes $1.16 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities increased 2.5% in the first three months of 2011 compared to the same period of 2010.  The annualized surrender and partial withdrawal rate on deferred annuities, interest-sensitive life insurance and Allstate Bank products, based on the beginning of year contractholder funds, was 12.8% and 11.7% for the first three months of 2011 and 2010, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of March 31, 2011, total institutional products outstanding were $2.15 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of March 31, 2011.

($ in millions)

2011	$275
2012	40
2013	1,750
2016	85
$2,150

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

The following table summarizes consolidated cash flow activities by business segment for the first three months ended March 31.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2011	2010	2011	2010	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$315	$(30)	$385	$925	$26	$69	$726	$964
Investing activities	(211)	89	1,318	844	178	30	1,285	963
Financing activities	(3)	(2)	(1,526)	(1,735)	(403)	(98)	(1,932)	(1,835)
Net increase in consolidated cash							$79	$92

______________

(1)	Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Cash provided by operating activities in the first three months of 2011 compared to cash used in operating activities in the first three months of 2010 was primarily due to lower income tax payments.

Cash used in investing activities in the first three months of 2011 compared to cash provided by investing activities in the first three months of 2010 was primarily due to higher net purchases of fixed income and equity securities, partially offset by higher net sales of fixed income and equity securities and net change in short-term investments.

Allstate Financial  Lower cash provided by operating cash flows in the first three months of 2011 compared to the first three months of 2010 was primarily due to income tax refunds in the first quarter of 2010.

Higher cash provided by investing activities in the first three months of 2011 compared to the first three months of 2010 were impacted by higher net sales of fixed income securities used to fund reductions in contractholder fund liabilities, partially offset by investment collections.

Lower cash used in financing activities in the first three months of 2011 compared to the first three months of 2010 were primarily due to decreased maturities and retirements of institutional products, partially offset by lower deposits on fixed annuities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of The Allstate Corporation Annual Report on Form 10-K for 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares (or units)	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the
Period	purchased (1)	(or unit)	programs (2)	plans or programs (3)
January 1, 2011 - January 31, 2011	3,169,057	$31.3082	3,169,057	$741 million
February 1, 2011 - February 28, 2011	3,303,537	$31.4474	3,168,600	$641 million
March 1, 2011 - March 31, 2011	3,212,070	$31.5499	3,211,369	$540 million
Total	9,684,664	$31.4359	9,549,026

_____________

(1)  In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

January:  none

February:  134,937

March:  701

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

The Allstate Corporation
(Registrant)

April 27, 2011	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.1	Offer Letter dated November 11, 2009 to Joseph P. Lacher, Jr.

10.2	Offer Letter dated September 29, 2009 to Matthew E. Winter.

10.3	Form of Option Award Agreement for awards granted on or after February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan.

10.4	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated April 27, 2011, concerning unaudited interim financial information.

31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-1