Form 10-Q
period 2011-06-30
ALLSTATE CORP
filed 2011-08-01
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes                          No    X

As of July 20, 2011, the registrant had 516,608,362 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$6,457	$6,513	$12,905	$13,016
Life and annuity premiums and contract charges	547	545	1,116	1,089
Net investment income	1,020	1,049	2,002	2,099
Realized capital gains and losses:
Total other-than-temporary impairment losses	(82)	(288)	(238)	(538)
Portion of loss recognized in other comprehensive income	(4)	(18)	(31)	(23)
Net other-than-temporary impairment losses recognized in earnings	(86)	(306)	(269)	(561)
Sales and other realized capital gains and losses	143	(145)	422	(238)
Total realized capital gains and losses	57	(451)	153	(799)

	8,081	7,656	16,176	15,405

Costs and expenses
Property-liability insurance claims and claims expense	6,355	4,714	10,831	9,506
Life and annuity contract benefits	422	485	876	927
Interest credited to contractholder funds	417	450	835	913
Amortization of deferred policy acquisition costs	1,018	949	2,069	1,963
Operating costs and expenses	802	789	1,640	1,618
Restructuring and related charges	11	13	20	24
Interest expense	91	92	183	184
	9,116	7,492	16,454	15,135
Gain (loss) on disposition of operations	6	2	(17)	3

(Loss) income from operations before income tax (benefit) expense	(1,029)	166	(295)	273

Income tax (benefit) expense	(409)	21	(194)	8

Net (loss) income	$(620)	$145	$(101)	$265

Earnings per share:

Net (loss) income per share - Basic	$(1.19)	$0.27	$(0.19)	$0.49

Weighted average shares - Basic	523.1	540.7	528.2	540.4

Net (loss) income per share - Diluted	$(1.19)	$0.27	$(0.19)	$0.49

Weighted average shares - Diluted	523.1	543.0	528.2	542.4

Cash dividends declared per share	$0.21	$0.20	$0.42	$0.40

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30, 2011	December 31, 2010
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $76,502 and $78,786)	$78,414	$79,612
Equity securities, at fair value (cost $4,329 and $4,228)	4,954	4,811
Mortgage loans	6,827	6,679
Limited partnership interests	4,400	3,816
Short-term, at fair value (amortized cost $2,536 and $3,279)	2,536	3,279
Other	2,158	2,286
Total investments	99,289	100,483
Cash	693	562
Premium installment receivables, net	4,869	4,839
Deferred policy acquisition costs	4,572	4,769
Reinsurance recoverables, net	6,446	6,552
Accrued investment income	875	809
Deferred income taxes	525	784
Property and equipment, net	914	921
Goodwill	874	874
Other assets	1,791	1,605
Separate Accounts	8,175	8,676
Total assets	$129,023	$130,874
Liabilities
Reserve for property-liability insurance claims and claims expense	$20,456	$19,468
Reserve for life-contingent contract benefits	13,787	13,482
Contractholder funds	45,078	48,195
Unearned premiums	9,727	9,800
Claim payments outstanding	948	737
Other liabilities and accrued expenses	6,152	5,564
Long-term debt	5,907	5,908
Separate Accounts	8,175	8,676
Total liabilities	110,230	111,830

Commitments and Contingent Liabilities (Note 10)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	--	--
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 517 million and 533 million shares outstanding	9	9
Additional capital paid-in	3,165	3,176
Retained income	31,647	31,969
Deferred ESOP expense	(43)	(44)
Treasury stock, at cost (383 million and 367 million shares)	(16,387)	(15,910)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(156)	(190)
Other unrealized net capital gains and losses	1,783	1,089
Unrealized adjustment to DAC, DSI and insurance reserves	(181)	36
Total unrealized net capital gains and losses	1,446	935
Unrealized foreign currency translation adjustments	83	69
Unrecognized pension and other postretirement benefit cost	(1,156)	(1,188)
Total accumulated other comprehensive income (loss)	373	(184)
Total shareholders’ equity	18,764	19,016
Noncontrolling interest	29	28
Total equity	18,793	19,044
Total liabilities and equity	$129,023	$130,874

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities	(unaudited)
Net (loss) income	$(101)	$265
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	89	26
Realized capital gains and losses	(153)	799
Loss (gain) on disposition of operations	17	(3)
Interest credited to contractholder funds	835	913
Changes in:
Policy benefits and other insurance reserves	665	306
Unearned premiums	(87)	(135)
Deferred policy acquisition costs	57	(70)
Premium installment receivables, net	(22)	9
Reinsurance recoverables, net	(40)	(206)
Income taxes	(226)	74
Other operating assets and liabilities	226	116
Net cash provided by operating activities	1,260	2,094
Cash flows from investing activities
Proceeds from sales
Fixed income securities	14,140	9,114
Equity securities	854	3,046
Limited partnership interests	335	278
Mortgage loans	65	44
Other investments	109	62
Investment collections
Fixed income securities	2,385	2,391
Mortgage loans	308	638
Other investments	92	44
Investment purchases
Fixed income securities	(13,934)	(11,900)
Equity securities	(781)	(1,501)
Limited partnership interests	(765)	(616)
Mortgage loans	(536)	(10)
Other investments	(146)	(79)
Change in short-term investments, net	1,166	439
Change in other investments, net	(170)	(128)
Purchases of property and equipment, net	(106)	(69)
Disposition of operations	(1)	--
Net cash provided by investing activities	3,015	1,753
Cash flows from financing activities
Repayment of long-term debt	(1)	(1)
Contractholder fund deposits	1,120	1,567
Contractholder fund withdrawals	(4,508)	(5,112)
Dividends paid	(218)	(215)
Treasury stock purchases	(544)	(5)
Shares reissued under equity incentive plans, net	17	25
Excess tax benefits on share-based payment arrangements	(3)	(4)
Other	(7)	(3)
Net cash used in financing activities	(4,144)	(3,748)
Net increase in cash	131	99
Cash at beginning of period	562	612
Cash at end of period	$693	$711

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

The condensed consolidated financial statements and notes as of June 30, 2011, and for the three-month and six-month periods ended June 30, 2011 and 2010 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued disclosure guidance for entities that enter into business combinations that are material.  The guidance specifies that if an entity presents comparative financial statements, the entity should disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination.  The Company will apply the guidance to any business combinations entered into on or after January 1, 2011.

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

Criteria for Classification as a Troubled Debt Restructuring (“TDR”)

In April 2011, the FASB issued clarifying guidance related to determining whether a loan modification or restructuring should be classified as a TDR.  The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, specifically whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  The new guidance is effective for reporting periods beginning on or after June 15, 2011 with early adoption permitted.  The guidance related to the identification of a TDR is to be applied retrospectively to the beginning of the annual period of adoption.  The measurement of impairment on a TDR identified under this guidance is effective prospectively.  Disclosures about the credit quality of financing receivables and the allowance for credit losses previously deferred for TDRs, is also effective for reporting periods beginning on or after June 15, 2011.  The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations and financial position.

Criteria for Determining Effective Control for Repurchase Agreements

In April 2011, the FASB issued guidance modifying the assessment criteria of effective control for repurchase agreements.  The new guidance removes the criterion requiring an entity to have the ability to repurchase or redeem financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion.  The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur during reporting periods beginning on or after December 15, 2011.  Early adoption is not permitted.  The impact of adoption is not expected to be material to the Company’s results of operations and financial position.

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures.  To improve consistency in global application, changes in wording were made.  The guidance is to be applied prospectively for reporting periods beginning after December 15, 2011.  Early adoption is not permitted.  The impact of adoption is not expected to be material to the Company’s results of operations and financial position.

Presentation of Comprehensive Income

In June 2011, the FASB issued guidance amending the presentation of comprehensive income and its components.  Under the new guidance, an entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements.  Both options require an entity to present reclassification adjustments for items reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The guidance is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively.  Early adoption is permitted.  The impact of adoption is related to presentation only and will have no impact on the Company’s results of operations and financial position.

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

The computation of basic and diluted earnings per share is presented in the following table.

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income	$(620)	$145	$(101)	$265

Denominator:
Weighted average common shares outstanding	523.1	540.7	528.2	540.4
Effect of dilutive potential common shares:
Stock options	--	2.1	--	2.0
Restricted stock units (non-participating)	--	0.2	--	--
Weighted average common and dilutive potential common shares outstanding	523.1	543.0	528.2	542.4

Earnings per share - Basic	$(1.19)	$0.27	$(0.19)	$0.49
Earnings per share - Diluted	$(1.19)	$0.27	$(0.19)	$0.49

As a result of the net loss for the three-month and six-month periods ended June 30, 2011, weighted average dilutive potential common shares outstanding resulting from 2.1 million stock options and 0.5 million restricted stock options (non-participating) in both periods were not included in the computation of diluted earnings per share since inclusion of these securities would have an anti-dilutive effect.  In the absence of the net loss, weighted average common and dilutive potential common shares would have totaled 525.7 million and 530.8 million for the three-month and six-month periods ended June 30, 2011, respectively.

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 28.3 million and 27.7 million Allstate common shares, with exercise prices ranging from $27.36 to $62.84 and $28.52 to $62.84, were outstanding for the three-month periods ended June 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share in those periods.  Options to purchase 28.4 million and 26.1 million Allstate common shares, with exercise prices ranging from $27.36 to $62.84 and $27.36 to $64.53, were outstanding for the six-month periods ended June 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share in those periods.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans (primarily refinances at maturity with no concessions granted to the borrower), fixed income securities, limited partnerships and other investments, as well as mergers completed with equity securities, totaled $513 million and $353 million for the six months ended June 30, 2011 and 2010, respectively.

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

($ in millions)	Six months ended June 30,
	2011	2010
Net change in proceeds managed
Net change in short-term investments	$(421)	$211
Operating cash flow (used) provided	(421)	211
Net change in cash	(2)	2
Net change in proceeds managed	$(423)	$213

Net change in liabilities
Liabilities for collateral, beginning of year	$(484)	$(658)
Liabilities for collateral, end of period	(907)	(445)
Operating cash flow provided (used)	$423	$(213)

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
June 30, 2011
U.S. government and agencies	$5,872	$318	$(3)	$6,187
Municipal	14,557	491	(375)	14,673
Corporate	40,610	2,014	(255)	42,369
Foreign government	2,720	327	(4)	3,043
Residential mortgage-backed securities (“RMBS”)	6,356	203	(569)	5,990
Commercial mortgage-backed securities (“CMBS”)	2,083	57	(154)	1,986
Asset-backed securities (“ABS”)	4,281	95	(234)	4,142
Redeemable preferred stock	23	1	--	24
Total fixed income securities	$76,502	$3,506	$(1,594)	$78,414

December 31, 2010
U.S. government and agencies	$8,320	$327	$(51)	$8,596
Municipal	16,201	379	(646)	15,934
Corporate	36,260	1,816	(421)	37,655
Foreign government	2,821	347	(10)	3,158
RMBS	8,509	216	(732)	7,993
CMBS	2,213	58	(277)	1,994
ABS	4,425	113	(294)	4,244
Redeemable preferred stock	37	1	--	38
Total fixed income securities	$78,786	$3,257	$(2,431)	$79,612

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of June 30, 2011:

($ in millions)	Amortized	Fair
	cost	value
Due in one year or less	$2,921	$2,965
Due after one year through five years	24,089	25,112
Due after five years through ten years	19,237	20,311
Due after ten years	19,618	19,894
	65,865	68,282
RMBS and ABS	10,637	10,132
Total	$76,502	$78,414

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fixed income securities	$899	$955	$1,799	$1,914
Equity securities	34	25	53	46
Mortgage loans	87	99	176	203
Limited partnership interests	18	7	28	13
Short-term investments	1	2	3	4
Other	26	6	37	7
Investment income, before expense	1,065	1,094	2,096	2,187
Investment expense	(45)	(45)	(94)	(88)
Net investment income	$1,020	$1,049	$2,002	$2,099

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fixed income securities	$39	$(188)	$12	$(324)
Equity securities	15	45	137	59
Mortgage loans	(3)	(28)	(9)	(53)
Limited partnership interests	53	26	121	5
Derivatives	(53)	(308)	(120)	(493)
Other	6	2	12	7
Realized capital gains and losses	$57	$(451)	$153	$(799)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Impairment write-downs	$(70)	$(239)	$(184)	$(462)
Change in intent write-downs	(16)	(67)	(85)	(99)
Net other-than-temporary impairment losses recognized in earnings	(86)	(306)	(269)	(561)
Sales	141	145	424	233
Valuation of derivative instruments	(50)	(283)	(28)	(438)
Settlements of derivative instruments	(3)	(27)	(92)	(57)
Equity method of accounting (“EMA”) limited partnership income	55	20	118	24
Realized capital gains and losses	$57	$(451)	$153	$(799)

Gross gains of $177 million and $144 million and gross losses of $98 million and $113 million were realized on sales of fixed income securities during the three months ended June 30, 2011 and 2010, respectively.  Gross gains of $388 million and $286 million and gross losses of $186 million and $187 million were realized on sales of fixed income securities during the six months ended June 30, 2011 and 2010, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2011			Six months ended June 30, 2011
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(15)	$(1)	$(16)	$(42)	$(3)	$(45)
Corporate	--	--	--	(5)	1	(4)
Foreign government	--	--	--	(1)	--	(1)
RMBS	(35)	--	(35)	(107)	(25)	(132)
CMBS	(10)	(3)	(13)	(26)	(7)	(33)
ABS	--	--	--	(7)	3	(4)
Total fixed income securities	(60)	(4)	(64)	(188)	(31)	(219)
Equity securities	(13)	--	(13)	(33)	--	(33)
Mortgage loans	(7)	--	(7)	(13)	--	(13)
Limited partnership interests	(1)	--	(1)	(2)	--	(2)
Other	(1)	--	(1)	(2)	--	(2)
Other-than-temporary impairment losses	$(82)	$(4)	$(86)	$(238)	$(31)	$(269)

	Three months ended June 30, 2010			Six months ended June 30, 2010
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(68)	$4	$(64)	$(105)	$4	$(101)
Corporate	(6)	(1)	(7)	(53)	2	(51)
RMBS	(124)	5	(119)	(212)	(2)	(214)
CMBS	(17)	(11)	(28)	(43)	(11)	(54)
ABS	(6)	(15)	(21)	(9)	(16)	(25)
Total fixed income securities	(221)	(18)	(239)	(422)	(23)	(445)
Equity securities	(31)	--	(31)	(37)	--	(37)
Mortgage loans	(28)	--	(28)	(47)	--	(47)
Limited partnership interests	(8)	--	(8)	(32)	--	(32)
Other-than-temporary impairment losses	$(288)	$(18)	$(306)	$(538)	$(23)	$(561)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $249 million and $322 million as of June 30, 2011 and December 31, 2010, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2011	December 31, 2010
Municipal	$(13)	$(27)
Corporate	(32)	(31)
RMBS	(411)	(467)
CMBS	(11)	(49)
ABS	(22)	(41)
Total	$(489)	$(615)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$(963)	$(1,236)	$(1,046)	$(1,187)
Additional credit loss for securities previously other-than-temporarily impaired	(31)	(101)	(90)	(180)
Additional credit loss for securities not previously other-than-temporarily impaired	(17)	(71)	(44)	(172)
Reduction in credit loss for securities disposed or collected	94	95	247	226
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	1	15	1
Change in credit loss due to accretion of increase in cash flows	5	3	6	3
Ending balance	$(912)	$(1,309)	$(912)	$(1,309)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
June 30, 2011	value	Gains	Losses	gains (losses)
Fixed income securities	$78,414	$3,506	$(1,594)	$1,912
Equity securities	4,954	705	(80)	625
Short-term investments	2,536	--	--	--
Derivative instruments (1)	(31)	--	(36)	(36)
EMA limited partnership interests (2)				7
Unrealized net capital gains and losses, pre-tax				2,508
Amounts recognized for:
Insurance reserves (3)				(217)
DAC and DSI (4)				(61)
Amounts recognized				(278)
Deferred income taxes				(784)
Unrealized net capital gains and losses, after-tax				$1,446

(1)	Included in the fair value of derivative instruments are $(5) million classified as assets and $26 million classified as liabilities.
(2)

Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ other comprehensive income. Fair value and gross gains and losses are not applicable.

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

	Fair	Gross unrealized		Unrealized net
December 31, 2010	value	Gains	Losses	gains (losses)
Fixed income securities	$79,612	$3,257	$(2,431)	$826
Equity securities	4,811	646	(63)	583
Short-term investments	3,279	--	--	--
Derivative instruments (1)	(17)	2	(24)	(22)
Unrealized net capital gains and losses, pre-tax				1,387
Amounts recognized for:
Insurance reserves				(41)
DAC and DSI				97
Amounts recognized				56
Deferred income taxes				(508)
Unrealized net capital gains and losses, after-tax				$935

(1)	Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the six months ended June 30, 2011 is as follows:

($ in millions)

Fixed income securities	$1,086
Equity securities	42
Derivative instruments	(14)
EMA limited partnership interests	7
Total	1,121
Amounts recognized for:
Insurance reserves	(176)
DAC and DSI	(158)
Amounts recognized	(334)
Deferred income taxes	(276)
Increase in unrealized net capital gains and losses	$511

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
June 30, 2011
Fixed income securities
U.S. government and agencies	9	$198	$(3)	--	$--	$--	$(3)
Municipal	417	1,985	(75)	357	2,222	(300)	(375)
Corporate	385	4,980	(95)	113	1,552	(160)	(255)
Foreign government	25	114	(4)	--	--	--	(4)
RMBS	120	368	(12)	296	1,338	(557)	(569)
CMBS	29	314	(16)	75	609	(138)	(154)
ABS	30	441	(5)	121	1,235	(229)	(234)
Total fixed income securities	1,015	8,400	(210)	962	6,956	(1,384)	(1,594)
Equity securities	895	666	(60)	87	73	(20)	(80)
Total fixed income and equity securities	1,910	$9,066	$(270)	1,049	$7,029	$(1,404)	$(1,674)

Investment grade fixed income securities	836	$6,786	$(156)	618	$4,665	$(607)	$(763)
Below investment grade fixed income securities	179	1,614	(54)	344	2,291	(777)	(831)
Total fixed income securities	1,015	$8,400	$(210)	962	$6,956	$(1,384)	$(1,594)

December 31, 2010
Fixed income securities
U.S. government and agencies	32	$2,081	$(51)	--	$--	$--	$(51)
Municipal	847	4,130	(175)	411	2,715	(471)	(646)
Corporate	438	5,994	(186)	150	1,992	(235)	(421)
Foreign government	33	277	(9)	1	10	(1)	(10)
RMBS	280	583	(12)	422	1,939	(720)	(732)
CMBS	14	158	(3)	114	835	(274)	(277)
ABS	68	762	(8)	133	1,313	(286)	(294)
Total fixed income securities	1,712	13,985	(444)	1,231	8,804	(1,987)	(2,431)
Equity securities	773	610	(48)	44	91	(15)	(63)
Total fixed income and equity securities	2,485	$14,595	$(492)	1,275	$8,895	$(2,002)	$(2,494)

Investment grade fixed income securities	1,607	$13,280	$(408)	857	$6,217	$(943)	$(1,351)
Below investment grade fixed income securities	105	705	(36)	374	2,587	(1,044)	(1,080)
Total fixed income securities	1,712	$13,985	$(444)	1,231	$8,804	$(1,987)	$(2,431)

As of June 30, 2011, $750 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $750 million, $532 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of June 30, 2011, the remaining $924 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $231 million of these unrealized losses were evaluated based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $924 million, $660 million are related to below investment grade fixed income securities and $33 million are related to equity securities.  Of these amounts, $542 million of the below investment grade fixed income securities had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2011.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations.

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

As of June 30, 2011, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of June 30, 2011, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of June 30, 2011 and December 31, 2010, the carrying value of equity method limited partnership interests totaled $2.99 billion and $2.47 billion, respectively.  The Company recognizes an impairment loss for equity method investments when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnership interests for the three months and six months ended June 30, 2011 and $1 million for the three months and six months ended June 30, 2010.

As of June 30, 2011 and December 31, 2010, the carrying value for cost method limited partnership interests was $1.41 billion and $1.35 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs related to cost method investments of $1 million and $7 million for the three months ended June 30, 2011 and 2010, respectively, and $2 million and $31 million for the six months ended June 30, 2011 and 2010, respectively.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Mortgage loan valuation allowances are charged off when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2011.

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

($ in millions)	June 30, 2011			December 31, 2010
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$327	$--	$327	$280	$--	$280
1.0 - 1.25	1,622	--	1,622	1,583	16	1,599
1.26 - 1.50	1,672	26	1,698	1,520	5	1,525
Above 1.50	2,740	266	3,006	2,540	546	3,086
Total non-impaired mortgage loans	$6,361	$292	$6,653	$5,923	$567	$6,490

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2011	December 31, 2010
Impaired mortgage loans with a valuation allowance	$153	$168
Impaired mortgage loans without a valuation allowance	21	21
Total impaired mortgage loans	$174	$189
Valuation allowance on impaired mortgage loans	$68	$84

The average balance of impaired loans was $178 million during the six months ended June 30, 2011.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended June 30, 2011	Six months ended June 30, 2011
Beginning balance	$77	$84
Net increase in valuation allowance	7	13
Charge offs	(16)	(29)
Ending balance	$68	$68

The carrying value of past due mortgage loans is as follows:

($ in millions)	June 30, 2011	December 31, 2010
Less than 90 days past due	$27	$12
90 days or greater past due	48	78
Total past due	75	90
Current loans	6,752	6,589
Total mortgage loans	$6,827	$6,679

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2011:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of June 30,
	(Level 1)	(Level 2)	(Level 3)	netting	2011
Assets
Fixed income securities:
U.S. government and agencies	$4,298	$1,889	$--		$6,187
Municipal	--	13,119	1,554		14,673
Corporate	--	40,649	1,720		42,369
Foreign government	--	3,043	--		3,043
RMBS	--	4,796	1,194		5,990
CMBS	--	1,048	938		1,986
ABS	--	1,975	2,167		4,142
Redeemable preferred stock	--	23	1		24
Total fixed income securities	4,298	66,542	7,574		78,414
Equity securities	4,248	664	42		4,954
Short-term investments	271	2,265	--		2,536
Other investments:
Free-standing derivatives	--	425	22	$(99)	348
Separate account assets	8,175	--	--		8,175
Other assets	2	--	1		3
Total recurring basis assets	16,994	69,896	7,639	(99)	94,430
Non-recurring basis (1)	--	--	62		62
Total assets at fair value	$16,994	$69,896	$7,701	$(99)	$94,492
% of total assets at fair value	18.0%	74.0%	8.1%	(0.1) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(629)		$(629)
Other liabilities:
Free-standing derivatives	--	(217)	(78)	$95	(200)
Total liabilities at fair value	$--	$(217)	$(707)	$95	$(829)
% of total liabilities at fair value	-- %	26.2%	85.3%	(11.5) %	100.0%

(1)  Includes $50 million of mortgage loans, $1 million of limited partnership interests and $11 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

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

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2011.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of March 31, 2011	Net income (1)	OCI on Statement of Financial Position	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$1,864	$(13)	$45	$--	$(22)
Corporate	2,035	23	8	87	(117)
RMBS	1,398	(26)	1	--	(68)
CMBS	995	(21)	4	10	(10)
ABS	2,091	11	12	--	(9)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	8,384	(26)	70	97	(226)
Equity securities	43	--	--	--	--
Other investments:
Free-standing derivatives, net	(71)	(3)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$8,357	$(29)	$70	$97	$(226)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(630)	$(34)	$--	$--	$--
Total recurring Level 3 liabilities	$(630)	$(34)	$--	$--	$--

	Purchases	Sales	Issuances	Settlements	Balance as of June 30, 2011
Assets
Fixed income securities:
Municipal	$3	$(321)	$--	$(2)	$1,554
Corporate	35	(347)	--	(4)	1,720
RMBS	--	(60)	--	(51)	1,194
CMBS	2	(41)	--	(1)	938
ABS	213	(49)	--	(102)	2,167
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	253	(818)	--	(160)	7,574
Equity securities	--	(1)	--	--	42
Other investments:
Free-standing derivatives, net	19	--	--	(1)	(56)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$272	$(819)	$--	$(161)	$7,561

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(13)	$48	$(629)
Total recurring Level 3 liabilities	$--	$--	$(13)	$48	$(629)

(1)      The effect to net income totals $(63) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(38) million in realized capital gains and losses, $9 million in net investment income, $(26) million in interest credited to contractholder funds and $(8) million in life and annuity contract benefits.

(2)      Comprises $22 million of assets and $78 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2011.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2010	Net income (1)	OCI on Statement of Financial Position	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$2,016	$(24)	$66	$--	$(59)
Corporate	1,908	35	18	182	(164)
RMBS	1,794	(87)	106	--	(113)
CMBS	923	(42)	118	66	(69)
ABS	2,417	55	28	--	(313)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	9,059	(63)	336	248	(718)
Equity securities	63	(10)	--	--	(10)
Other investments:
Free-standing derivatives, net	(21)	(34)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$9,102	$(107)	$336	$248	$(728)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$(26)	$--	$--	$--
Total recurring Level 3 liabilities	$(653)	$(26)	$--	$--	$--

	Purchases	Sales	Issuances	Settlements	Balance as of June 30, 2011
Assets
Fixed income securities:
Municipal	$13	$(455)	$--	$(3)	$1,554
Corporate	131	(378)	--	(12)	1,720
RMBS	--	(378)	--	(128)	1,194
CMBS	10	(66)	--	(2)	938
ABS	303	(163)	--	(160)	2,167
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	457	(1,440)	--	(305)	7,574
Equity securities	--	(1)	--	--	42
Other investments:
Free-standing derivatives, net	67	--	--	(68)	(56)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$524	$(1,441)	$--	$(373)	$7,561

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(27)	$77	$(629)
Total recurring Level 3 liabilities	$--	$--	$(27)	$77	$(629)

(1)      The effect to net income totals $(133) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(123) million in realized capital gains and losses, $16 million in net investment income, $(63) million in interest credited to contractholder funds and $37 million in life and annuity contract benefits.

(2)      Comprises $22 million of assets and $78 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of March 31, 2010	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2010
Assets
Fixed income securities:
Municipal	$2,482	$(31)	$21	$(236)	$16	$(55)	$2,197
Corporate	2,177	(10)	26	45	151	(164)	2,225
RMBS	2,079	(111)	180	(124)	--	(14)	2,010
CMBS	1,130	(73)	192	(165)	--	(204)	880
ABS	2,403	3	6	141	--	(123)	2,430
Redeemable preferred stock	2	--	--	(1)	--	--	1
Total fixed income securities	10,273	(222)	425	(340)	167	(560)	9,743
Equity securities	72	(6)	1	(1)	--	--	66
Other investments:
Free-standing derivatives, net	(38)	(99)	--	38	--	--	(99)	(2)
Other assets	2	--	--	--	--	--	2
Total recurring Level 3 assets	$10,309	$(327)	$426	$(303)	$167	$(560)	$9,712

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(90)	$(30)	$--	$1	$--	$--	$(119)
Total recurring Level 3 liabilities	$(90)	$(30)	$--	$1	$--	$--	$(119)

(1)      The effect to net income totals $(357) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(345) million in realized capital gains and losses, $22 million in net investment income, $(4) million in interest credited to contractholder funds and $(30) million in life and annuity contract benefits.

(2)      Comprises $27 million of assets and $126 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2010
Assets
Fixed income securities:
Municipal	$2,706	$(47)	$58	$(452)	$16	$(84)	$2,197
Corporate	2,241	(37)	101	34	163	(277)	2,225
Foreign government	20	--	--	(20)	--	--	--
RMBS	1,671	(169)	343	179	--	(14)	2,010
CMBS	1,404	(107)	300	(328)	24	(413)	880
ABS	2,001	18	99	472	--	(160)	2,430
Redeemable preferred stock	2	--	--	(1)	--	--	1
Total fixed income securities	10,045	(342)	901	(116)	203	(948)	9,743
Equity securities	69	(6)	4	3	--	(4)	66
Other investments:
Free-standing derivatives, net	55	(232)	--	78	--	--	(99)	(2)
Other assets	2	--	--	--	--	--	2
Total recurring Level 3 assets	$10,171	$(580)	$905	$(35)	$203	$(952)	$9,712

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(110)	$(12)	$--	$3	$--	$--	$(119)
Total recurring Level 3 liabilities	$(110)	$(12)	$--	$3	$--	$--	$(119)

(1)      The effect to net income totals $(592) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(631) million in realized capital gains and losses, $54 million in net investment income, $(3) million in interest credited to contractholder funds and $(12) million in life and annuity contract benefits.

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

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2011 or 2010.

During the six months ended June 30, 2011 and the three and six months ended June 30, 2010, certain CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and the availability of market observable quoted prices for similar assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three and six months ended June 30, 2011 and 2010 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote resulting in the security being classified as Level

3.  Transfers out of Level 3 during the three and six months ended June 30, 2011 and 2010 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the total gains and (losses) included in net income for Level 3 assets and liabilities still held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Assets
Fixed income securities:
Municipal	$(5)	$(31)	$(15)	$(43)
Corporate	6	(14)	10	(50)
RMBS	(27)	(106)	(63)	(164)
CMBS	(11)	(19)	(16)	(43)
ABS	5	14	7	15
Total fixed income securities	(32)	(156)	(77)	(285)
Equity securities	--	(7)	(10)	(6)
Other investments:
Free-standing derivatives, net	--	(55)	3	(141)
Total recurring Level 3 assets	$(32)	$(218)	$(84)	$(432)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(34)	$(30)	$(26)	$(12)
Total recurring Level 3 liabilities	$(34)	$(30)	$(26)	$(12)

The amounts in the table above represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(66) million for the three months ended June 30, 2011 and are reported as follows: $(41) million in realized capital gains and losses, $9 million in net investment income, $(26) million in interest credited to contractholder funds and $(8) million in life and annuity contract benefits.  These gains and losses total $(248) million for the three months ended June 30, 2010 and are reported as follows: $(233) million in realized capital gains and losses, $20 million in net investment income, $(5) million in interest credited to contractholder funds and $(30) million in life and annuity contract benefits.  These gains and losses total $(110) million for the six months ended June 30, 2011 and are reported as follows: $(97) million in realized capital gains and losses, $13 million in net investment income, $(63) million in interest credited to contractholder funds and $37 million in life and annuity contract benefits.  These gains and losses total $(444) million for the six months ended June 30, 2010 and are reported as follows: $(461) million in realized capital gains and losses, $34 million in net investment income, $(5) million in interest credited to contractholder funds and $(12) million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	June 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,827	$6,879	$6,679	$6,439
Limited partnership interests - cost basis	1,408	1,704	1,348	1,481
Bank loans	354	351	363	355

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

Financial liabilities

($ in millions)	June 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$33,126	$32,269	$36,163	$35,194
Long-term debt	5,907	6,222	5,908	6,325
Liability for collateral	907	907	484	484

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

Property-Liability uses interest rate swaps to mitigate municipal bond interest rate risk within the municipal bond portfolio.  Equity index futures are used by Property-Liability to offset valuation losses in the equity portfolio during periods of declining equity market values.  Credit default swaps are typically used to mitigate the credit risk within the Property-Liability fixed income portfolio.  Prior to March 31, 2011, Property-Liability used interest rate swaption contracts and exchange traded options on interest rate futures to offset potential declining fixed income market values resulting from significant increases in interest rates.  Prior to March 31, 2011, exchange traded equity put options were utilized by Property-Liability for overall equity portfolio protection from significant declines in equity market values below a targeted level.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of June 30, 2011, the Company pledged $12 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2011.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$207	n/a	$(15)	$--	$(15)
Foreign currency swap agreements	Other investments	50	n/a	(5)	2	(7)
Total		$257	n/a	$(20)	$2	$(22)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$5,585	n/a	$138	$161	$(23)
Interest rate swaption agreements	Other investments	2,250	n/a	13	13	--
Interest rate cap and floor agreements	Other investments	1,383	n/a	(5)	--	(5)
Financial futures contracts and options	Other investments	n/a	9,000	5	5	--
Financial futures contracts and options	Other assets	n/a	840	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	160	14,931	221	221	--
Options, futures and warrants	Other assets	n/a	1,183	2	2	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	150	n/a	16	16	--
Credit default swaps	Fixed income securities	172	n/a	(78)	--	(78)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	121	n/a	(1)	1	(2)
Credit default swaps - selling protection	Other investments	60	n/a	(1)	1	(2)
Other contracts
Other contracts	Other investments	6	n/a	--	--	--
Other contracts	Other assets	5	n/a	1	1	--
Total		$10,897	25,954	$311	$421	$(110)

Total asset derivatives		$11,154	25,954	$291	$423	$(132)

(1)  Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

(2)  In addition to the number of contracts presented in the table, the Company held 308,430 stock rights and 4,389,707 stock warrants. Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$39	n/a	$(2)	$--	$(2)
Foreign currency swap agreements	Other liabilities & accrued expenses	152	n/a	(27)	--	(27)
Total		$191	n/a	$(29)	$--	$(29)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$2,479	n/a	$15	$28	$(13)
Interest rate swaption agreements	Other liabilities & accrued expenses	940	n/a	5	5	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	1,669	n/a	(19)	1	(20)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	270	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	n/a	15,316	(104)	--	(104)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	50	n/a	--	--	--
Foreign currency forwards and options	Other liabilities & accrued expenses	277	n/a	(2)	2	(4)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,085	n/a	(62)	--	(62)
Guaranteed withdrawal benefits	Contractholder funds	737	n/a	(31)	--	(31)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,432	n/a	(528)	--	(528)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(8)	--	(8)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	1,020	n/a	(10)	5	(15)
Credit default swaps – selling protection	Other liabilities & accrued expenses	605	n/a	(54)	2	(56)
Total		$13,379	15,586	$(798)	$43	$(841)

Total liability derivatives		$13,570	15,586	$(827)	$43	$(870)

Total derivatives		$24,724	41,540	$(536)

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

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Financial Position.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $7 million during the next twelve months.

($ in millions)	Three months ended June 30,		Six months ended June 30,
Effective portion	2011	2010	2011	2010
(Loss) gain recognized in OCI on derivatives during the period	$(5)	$22	$(13)	$28
(Loss) gain recognized in OCI on derivatives during the term of the hedging relationship	(36)	2	(36)	2
Gain reclassified from AOCI into income (net investment income)	1	--	1	1
Gain reclassified from AOCI into income (realized capital gains and losses)	--	2	--	2
Ineffective portion and amount excluded from effectiveness
Gain recognized in income on derivatives (realized capital gains and losses)	--	--	--	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended June 30, 2011
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(2)	$--	$--	$--	$--	$(2)
Subtotal	(2)	--	--	--	--	(2)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(53)	--	--	--	(53)
Equity and index contracts	--	--	--	8	--	8
Embedded derivative financial instruments	--	(3)	(8)	9	--	(2)
Credit default contracts	--	3	--	--	--	3
Other contracts	--	--	--	3	--	3
Subtotal	--	(53)	(8)	20	--	(41)
Total	$(2)	$(53)	$(8)	$20	$--	$(43)

	Six months ended June 30, 2011
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$(8)	$--	$(5)	$--	$(14)
Foreign currency and interest rate contracts	--	--	--	(32)	--	(32)
Subtotal	(1)	(8)	--	(37)	--	(46)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(104)	--	--	--	(104)
Equity and index contracts	--	(19)	--	46	7	34
Embedded derivative financial instruments	--	5	37	(13)	--	29
Foreign currency contracts	--	(5)	--	--	2	(3)
Credit default contracts	--	11	--	--	--	11
Other contracts	--	--	--	5	--	5
Subtotal	--	(112)	37	38	9	(28)
Total	$(1)	$(120)	$37	$1	$9	$(74)

	Three months ended June 30, 2010
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(72)	$2	$--	$13	$--	$(57)
Foreign currency and interest rate contracts	--	(1)	--	(16)	--	(17)
Subtotal	(72)	1	--	(3)	--	(74)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(282)	--	--	--	(282)
Equity and index contracts	--	82	--	(70)	(14)	(2)
Embedded derivative financial instruments	--	(106)	(28)	112	--	(22)
Foreign currency contracts	--	3	--	--	(1)	2
Credit default contracts	--	(9)	--	--	--	(9)
Other contracts	--	1	--	2	--	3
Subtotal	--	(311)	(28)	44	(15)	(310)
Total	$(72)	$(310)	$(28)	$41	$(15)	$(384)

	Six months ended June 30, 2010
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(113)	$2	$--	$12	$--	$(99)
Foreign currency and interest rate contracts	--	(1)	--	(40)	--	(41)
Subtotal	(113)	1	--	(28)	--	(140)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(438)	--	--	--	(438)
Equity and index contracts	--	43	--	(36)	(8)	(1)
Embedded derivative financial instruments	--	(119)	(8)	110	--	(17)
Foreign currency contracts	--	20	--	--	(6)	14
Credit default contracts	--	(3)	--	--	--	(3)
Other contracts	--	1	--	2	--	3
Subtotal	--	(496)	(8)	76	(14)	(442)
Total	$(113)	$(495)	$(8)	$48	$(14)	$(582)

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended June 30, 2011
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Net investment income	$2	$--	$--	$(2)
Realized capital gains and losses	--	--	--	--
Total	$2	$--	$--	$(2)

	Six months ended June 30, 2011
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(7)	$(34)	$41	$--
Net investment income	23	--	--	(23)
Realized capital gains and losses	(8)	--	--	--
Total	$8	$(34)	$41	$(23)

	Three months ended June 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$9	$(24)	$15	$--
Net investment income	(43)	--	--	43
Realized capital gains and losses	2	(1)	--	--
Total	$(32)	$(25)	$15	$43

	Six months ended June 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$8	$(57)	$49	$--
Net investment income	(56)	--	--	56
Realized capital gains and losses	2	(1)	--	--
Total	$(46)	$(58)	$49	$56

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of June 30, 2011, counterparties pledged $83 million in cash and securities to the Company, and the Company pledged $107 million in securities to counterparties which includes $48 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $59 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

($ in millions)	June 30, 2011				December 31, 2010
Rating (1)	Number of counterparties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counterparties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$567	$16	$--	2	$2,322	$43	$16
A+	3	5,140	28	8	5	3,189	16	10
A	4	4,161	50	4	3	3,479	17	17
A-	--	--	--	--	1	89	31	31
BBB+	1	5	35	35	--	--	--	--
Total	9	$9,873	$129	$47	11	$9,079	$107	$74

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

($ in millions)	June 30, 2011	December 31, 2010
Gross liability fair value of contracts containing credit-risk-contingent features	$146	$448
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(90)	(255)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(48)	(171)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$8	$22

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of June 30, 2011:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$138	$130	$45	$363	$(1)
High yield debt	--	--	--	2	2	--
Municipal	135	--	--	--	135	(8)
Subtotal	185	138	130	47	500	(9)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(18)
First-to-default
Municipal	--	100	--	--	100	(28)
Subtotal	--	100	--	65	165	(46)
Total	$185	$238	$130	$112	$665	$(55)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2010:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$148	$103	$25	$326	$(4)
High yield debt	--	--	--	6	6	--
Municipal	135	--	--	--	135	(14)
Subtotal	185	148	103	31	467	(18)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(19)
First-to-default
Municipal	--	100	--	--	100	(37)
Subtotal	--	100	--	65	165	(56)
Total	$185	$248	$103	$96	$632	$(74)

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

8.  Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance ceded amounts shown in the following table:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Property-liability insurance premiums earned	$274	$273	$544	$541
Life and annuity premiums and contract charges	185	202	378	393

Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Property-liability insurance claims and claims expense	$61	$111	$198	$191
Life and annuity contract benefits	52	219	136	349
Interest credited to contractholder funds	6	9	14	16

9.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  In the six months ended June 30, 2011, restructuring programs primarily relate to Allstate Protection’s field claim office consolidations and reorganization of technology shared services.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $11 million and $13 million during the three months ended June 30, 2011 and 2010, respectively, and $20 million and $24 million for the six months ended June 30, 2011 and 2010, respectively.

The following table presents changes in the restructuring liability during the six months ended June 30, 2011.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2010	$13	$3	$16
Expense incurred	14	5	19
Adjustments to liability	(9)	--	(9)
Payments applied against liability	(9)	(2)	(11)
Balance as of June 30, 2011	$9	$6	$15

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of June 30, 2011, the cumulative amount incurred to date for active programs totaled $103 million for employee costs and $45 million for exit costs.

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $67 million as of June 30, 2011.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective June 30, 2011, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $8 million as of June 30, 2011.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2011.

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

Background

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

Accrual and disclosure policy

The Company reviews its lawsuits, regulatory inquiries, and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions.  The Company establishes accruals for such matters at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  The Company does not establish accruals for such matters when the Company does not believe both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  The Company’s assessment of whether a loss is reasonably possible or probable is based on its assessment of the ultimate outcome of the matter following all appeals.

The Company continues to monitor its lawsuits, regulatory inquiries, and other legal proceedings for further developments that would make the loss contingency both probable and estimable, and accordingly accruable, or that could affect the amount of accruals that have been previously established.  There may continue to be exposure to loss in excess of any amount accrued.  Disclosure of the nature and amount of an accrual is made when there have been sufficient legal and factual developments such that the Company’s ability to resolve the matter would not be impaired by the disclosure of the amount of accrual.

When the Company assesses it is reasonably possible or probable that a loss has been incurred, it discloses the matter.  When it is possible to estimate the reasonably possible loss or range of loss above the amount accrued, if any, for the matters disclosed, that estimate is aggregated and disclosed.  Disclosure is not required when an estimate of the reasonably possible loss or range of loss cannot be made.

For certain of the matters described below in the “Claims related proceedings” and “Other proceedings” subsections, the Company is able to estimate the reasonably possible loss or range of loss above the amount accrued, if any.  In determining whether it is possible to estimate the reasonably possible loss or range of loss, the Company reviews and evaluates the disclosed matters, in conjunction with counsel, in light of potentially relevant factual and legal developments.

These developments may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, information obtained from other sources, experience from managing these and other matters, and other rulings by courts, arbitrators or others.  When the Company possesses sufficient appropriate information to develop an estimate of the reasonably possible loss or range of loss above the amount accrued, if any, that estimate is aggregated and disclosed below.  There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate is not possible.  Disclosure of the estimate of the reasonably possible loss or range of loss above the amount accrued, if any, for any individual matter would only be considered when there have been sufficient legal and factual developments such that the Company’s ability to resolve the matter would not be impaired by the disclosure of the individual estimate.

As of June 30, 2011, the Company estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $855 million, pre-tax.  This disclosure is not an indication of expected loss, if any.  Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  The estimate does not include matters or losses for which an estimate is not possible.  Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria.  It does not represent the Company’s maximum possible loss exposure.  Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

Due to the complexity and scope of the matters disclosed in the “Claims related proceedings” and “Other proceedings” subsections below and the many uncertainties that exist, the ultimate outcome of these matters cannot be predicted.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material effect on the financial position of the Company.

Claims related proceedings

The Company is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina, including individual lawsuits and a statewide putative class action in Louisiana.  The Louisiana Attorney General filed a putative class action lawsuit in state court against Allstate and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State, as assignee, and on behalf of a class of Road Home fund recipients (the “Road Home Class Action”) alleging that the insurers have failed to pay all damages owed under their policies.  The insurers removed the matter to federal court.  The district court denied plaintiffs’ motion to remand the matter to state court and the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) affirmed that ruling.  The defendants filed a motion to dismiss and the plaintiffs filed a motion to remand the claims involving a Road Home subrogation agreement.  In March 2009, the district court denied the State’s request that its claims be remanded to state court.  As for the defendant insurers’ motion, the judge granted it in part and denied it in part.  Dismissal of all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims, was granted.  Dismissal also was granted of all claims based on the Valued Policy Law and all flood loss claims based on the levee breaches finding that the insurers flood exclusions precluded coverage.  The remaining claims are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  The judge did not dismiss the class action allegations.  The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The judge denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants filed a petition for permission to appeal to the Fifth Circuit.  The Fifth Circuit accepted review.  After the Fifth Circuit accepted review, plaintiffs filed a motion to remand the case to state court, asserting that the class claims on which federal jurisdiction was premised have now effectively been dismissed as a result of a ruling in a related case.  The Fifth Circuit denied the motion for remand, without prejudice to plaintiffs’ right to refile the motion for remand after the Fifth Circuit disposes of the pending appeal.  On July 28, 2010, the Fifth Circuit issued an order stating that since there is no controlling Louisiana Supreme Court precedent on the issue of whether an insurance policy’s anti-assignment clause prohibits post-loss assignments, the Fifth Circuit is certifying that issue to the Louisiana Supreme Court.  On May 10, 2011, the Louisiana Supreme Court issued its ruling, holding that the contractual prohibition on post-loss assignments does not violate public policy, and that parties can contract to prohibit post-loss assignments.  However, the Court went on to hold that the contract language must clearly and unambiguously express that the non-assignment clause applies to post-loss assignments.  The Supreme Court refused to evaluate the language of the various policies before it.  Rather, the Court stated that it is necessary for the federal court to evaluate the relevant anti-assignment clauses on a policy-by-policy basis to determine whether the language is sufficient to prohibit post-loss assignment.  The case will now be sent back to the Fifth Circuit for a determination of whether each carrier’s anti-assignment clause is sufficient to prohibit post-loss assignment.

The Company believes that its adjusting practices and processes in connection with Katrina homeowners claims were sound and in accordance with industry standards and state law.  Each of the claims involved is fact-specific and requires independent analysis.  There remain significant questions of Louisiana law that have yet to be decided, including the enforceability of the Company’s anti-assignment clause and certain statute of limitation (prescription) issues.  Based on recent rulings by the Louisiana Supreme Court, which have been construed to extend the time period within which Katrina actions can be filed, new individual cases continue to be filed.  In addition, the State has yet to identify the specific claims that it contends are at issue in the Road Home Class Action, or the alleged deficiencies in adjusting those claims.  There are many potential individual claims at issue in this litigation, each of which will require individual analysis, and a number of which may be subject to individual defenses, including release, accord and satisfaction, prescription, waiver and estoppel.  There has been no factual development or discovery in connection with the Road Home Class Action.  The motions to dismiss have been pending since the inception of the case.  No answers have been filed, and the case remains stayed until the current appeal is concluded.  Moreover, the State has indicated that it intends to drop its class allegations and seek a remand to state court, which is considered to be a less favorable forum, but the dismissal of the class allegations and prosecution by the State solely on its own behalf as assignee, may on the other hand adversely impact the State’s ability to recover exemplary damages or penalties that might otherwise be sought on the underlying claim.  In the Company’s judgment a loss is not probable.

The Company has settled on a 48-state basis a nationwide class action alleging that it failed to properly pay general contractors overhead and profit on many homeowners structural loss claims.  General contractors’ overhead and profit is an amount that is added to payments on claims where the services of a general contractor are reasonably likely to be required.  To a large degree, this lawsuit mirrored similar lawsuits filed against other carriers in the industry, some of which have settled.  A class was certified for settlement purposes only, and the settlement received preliminary approval from the court on December 6, 2010 and final approval on May 6, 2011.  No appeal was taken from the final approval order and the settlement is now final.  Processing of class members’ claims made as part of this settlement is underway.  The $75 million settlement was accrued as a prior year reserve reestimate in property-liability insurance claims and claims expense in 2010.

Allstate has been vigorously defending a lawsuit in regards to certain claims employees involving worker classification issues.  This lawsuit is a certified class action challenging a state wage and hour law.  In this case, plaintiffs sought actual damages in an amount to be proven at trial, liquidated damages in an amount equal to an unspecified percentage of the aggregate underpayment of wages to be proven at trial, as well as attorneys’ fees and costs.  Plaintiffs have not made a settlement demand nor have they alleged the amount of damages with any specificity.  The case was bifurcated between liability and damages and is currently focused only on liability issues.  No discovery has taken place regarding plaintiffs’ alleged damages.  In December 2009, the liability phase of the case was tried, and, on July 6, 2010, the court issued its decision finding in favor of Allstate on all claims.  The plaintiffs have appealed the decision in favor of Allstate to the first level appellate court.  After concluding the current appeal, the parties may seek a subsequent appeal to the Illinois Supreme Court.  Only liability issues are being addressed on appeal and no damages may be awarded at this stage of the proceedings.  In the event the trial court’s order were to be overturned, however, the parties would need to conduct damages discovery, and a trial on damages would have to take place, before any damages could be awarded.  In the Company’s judgment a loss is not probable.

Other proceedings

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999.   Although these cases have been pending for many years, they currently are in the early stages of litigation because of appellate court proceedings and threshold procedural issues.

•                  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (“EEOC I”) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (“Romero I”).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release was voidable at the option of the release signer.  The court also ordered that an agent who voided the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court reversed its prior ruling that the release was voidable and granted the Company’s motions for summary judgment, ruling that the asserted claims were barred by the release signed by most plaintiffs.  Plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit (“Third Circuit”).  In July 2009, the Third Circuit vacated the trial court’s entry of summary judgment in the Company’s favor and remanded the cases to the trial court for additional discovery, including additional discovery related to the validity of the release and waiver.  In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then all of the claims in Romero I and EEOC I are barred.  Thus, if the waiver and release is upheld, then only the claims in Romero I asserted by the small group of employee agents who did not sign the release and waiver would remain for adjudication.  In January 2010, following the remand, the cases were assigned to a new judge for further proceedings in the trial court.  Plaintiffs filed their Second Amended Complaint on July 28, 2010.  Plaintiffs seek broad but unspecified “make whole relief,” including back pay, compensatory and punitive damages, liquidated damages, lost investment capital, attorneys’ fees and costs, and equitable relief, including reinstatement to employee agent status with all attendant benefits for up to approximately 6,500 former employee agents.  Despite the length of time that these matters have been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class.  Nor have plaintiffs provided any calculations of the putative class’s alleged back pay or the alleged liquidated, compensatory or punitive damages, instead asserting that such calculations will be provided at a later stage during expert discovery.  Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination.  Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses.  Alleged damage amounts and lost benefits of the approximately 6,500 putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service.  Discovery limited to the validity of the waiver and release is in process.  At present, no class is certified.  Summary judgment proceedings on the validity of the waiver and release are expected to occur in early 2012.

•                  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue (“Romero II”).  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  Romero II was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted the Company’s motion to dismiss the case.  Plaintiffs filed a notice of appeal with the Third Circuit.  In July 2009, the Third Circuit vacated the district court’s dismissal of the case and remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge.  In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then one of plaintiffs’ three claims asserted in Romero II is barred.  The Third Circuit directed the district court to consider on remand whether the other two claims asserted in Romero II are barred by the release and waiver.  In January 2010, following the remand, the case was assigned to a new judge (the same judge for the Romero I and EEOC I cases) for further proceedings in the trial court.  On April 23, 2010, plaintiffs filed their First Amended Complaint.  Plaintiffs seek broad but unspecified “make whole” or other equitable relief, including losses of income and benefits as a result of their decision to retire from the Company between November 1, 1999 and December 31, 2000.  They also seek repeal of the challenged amendments to the Agents Pension Plan with all attendant benefits revised and recalculated for thousands of former employee agents, and attorney’s fees and costs.  Despite the length of time that this matter has been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class.  Nor have plaintiffs provided any calculations of the putative class’s alleged losses, instead asserting that such calculations will be provided at a later stage during expert discovery.  Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination.  Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses.  Alleged damage amounts and lost benefits of the approximately 6,500 putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service.  As in Romero I and EEOC I, discovery at this time is limited to issues relating to the validity of the waiver and release.  Class certification has not been decided.  Summary judgment proceedings on the validity of the waiver and release are expected to occur in early 2012.

In these agency program reorganization matters, the threshold issue of the validity and scope of the waiver and release is yet to be decided and, if decided in favor of the Company, would preclude any damages being awarded in Romero I and EEOC I and may also preclude damages from being awarded in Romero II.  In the Company’s judgment a loss is not probable.  Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

Other Matters

Various other legal, governmental, and regulatory actions, including state market conduct exams, and other governmental and regulatory inquiries are currently pending that involve the Company and specific aspects of its conduct of business.  Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of proceedings, some of which involve claims for substantial or indeterminate amounts.  These actions are based on a variety of issues and target a range of the Company’s practices.  The outcome of these disputes is currently unpredictable; however it is not likely, they will have a material effect on the consolidated financial statements of the Company.

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.09 billion and $1.10 billion, net of reinsurance recoverables of $529 million and $555 million, as of June 30, 2011 and December 31, 2010, respectively.  Reserves for environmental claims were $192 million and $201 million, net of reinsurance recoverables of $44 million and $47 million, as of June 30, 2011 and December 31, 2010, respectively.  Approximately 61% and 60% of the total net asbestos and environmental reserves as of June 30, 2011 and December 31, 2010, respectively, were for incurred but not reported estimated losses.

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

11.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Pension benefits
Service cost	$38	$37	$76	$75
Interest cost	80	80	161	160
Expected return on plan assets	(92)	(82)	(184)	(165)
Amortization of:
Prior service credit	(1)	--	(1)	(1)
Net actuarial loss	39	39	77	79
Settlement loss	8	13	17	26
Net periodic pension cost	$72	$87	$146	$174

Postretirement benefits
Service cost	$3	$3	$6	$6
Interest cost	9	10	18	20
Amortization of:
Prior service credit	(5)	(5)	(11)	(11)
Net actuarial gain	(8)	(6)	(15)	(11)
Net periodic postretirement benefit cost	$(1)	$2	$(2)	$4

12.  Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$4,093	$4,154	$8,181	$8,291
Non-standard auto	206	230	417	464
Total auto	4,299	4,384	8,598	8,755
Homeowners	1,548	1,512	3,087	3,028
Other personal lines	610	617	1,221	1,233
Allstate Protection	6,457	6,513	12,906	13,016
Discontinued Lines and Coverages	--	--	(1)	--
Total property-liability insurance premiums	6,457	6,513	12,905	13,016
Net investment income	310	310	594	614
Realized capital gains and losses	(8)	(106)	49	(296)
Total Property-Liability	6,759	6,717	13,548	13,334

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	109	104	217	210
Immediate annuities with life contingencies	15	31	58	58
Accident and health insurance	162	151	323	307
Total life and annuity premiums	286	286	598	575
Interest-sensitive life insurance	253	249	501	491
Fixed annuities	8	10	17	23
Total contract charges	261	259	518	514
Total life and annuity premiums and contract charges	547	545	1,116	1,089
Net investment income	694	723	1,378	1,454
Realized capital gains and losses	62	(353)	101	(515)
Total Allstate Financial	1,303	915	2,595	2,028

Corporate and Other
Service fees	2	3	4	6
Net investment income	16	16	30	31
Realized capital gains and losses	3	8	3	12
Total Corporate and Other before reclassification of service fees	21	27	37	49
Reclassification of service fees (1)	(2)	(3)	(4)	(6)
Total Corporate and Other	19	24	33	43
Consolidated revenues	$8,081	$7,656	$16,176	$15,405

(1)                For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income
Property-Liability
Underwriting (loss) income
Allstate Protection	$(1,498)	$209	$(1,165)	$284
Discontinued Lines and Coverages	(4)	(2)	(10)	(6)
Total underwriting (loss) income	(1,502)	207	(1,175)	278
Net investment income	310	310	594	614
Income tax benefit (expense) on operations	460	(149)	279	(237)
Realized capital gains and losses, after-tax	(6)	(69)	32	(192)
Property-Liability net (loss) income	(738)	299	(270)	463

Allstate Financial
Life and annuity premiums and contract charges	547	545	1,116	1,089
Net investment income	694	723	1,378	1,454
Periodic settlements and accruals on non-hedge derivative financial instruments	19	11	36	28
Contract benefits and interest credited to contractholder funds	(834)	(935)	(1,713)	(1,840)
Operating costs and expenses and amortization of deferred policy acquisition costs	(213)	(157)	(435)	(335)
Restructuring and related charges	--	1	2	1
Income tax expense on operations	(72)	(63)	(127)	(133)
Operating income	141	125	257	264
Realized capital gains and losses, after-tax	40	(230)	65	(335)
Valuation changes on embedded derivatives that are not hedged, after-tax	(3)	--	5	--
DAC and DSI (amortization) accretion related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(5)	4	(31)	2
DAC and DSI unlocking related to realized capital gains and losses, after-tax	--	--	1	(18)
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(11)	(7)	(23)	(18)
Gain (loss) on disposition of operations, after-tax	4	1	(11)	2
Allstate Financial net income (loss)	166	(107)	263	(103)

Corporate and Other
Service fees (1)	2	3	4	6
Net investment income	16	16	30	31
Operating costs and expenses (1)	(100)	(104)	(193)	(204)
Income tax benefit on operations	32	33	63	65
Operating loss	(50)	(52)	(96)	(102)
Realized capital gains and losses, after-tax	2	5	2	7
Corporate and Other net loss	(48)	(47)	(94)	(95)
Consolidated net (loss) income	$(620)	$145	$(101)	$265

(1)                For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

13.  Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2011			2010
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$676	$(237)	$439	$492	$(172)	$320
Less: reclassification adjustment of realized capital gains and losses	111	(39)	72	(142)	50	(92)
Unrealized net capital gains and losses	565	(198)	367	634	(222)	412
Unrealized foreign currency translation adjustments	7	(3)	4	(27)	10	(17)
Unrecognized pension and other postretirement benefit cost	24	(7)	17	31	(10)	21
Other comprehensive income	$596	$(208)	388	$638	$(222)	416
Net (loss) income			(620)			145
Comprehensive (loss) income			$(232)			$561

	Six months ended June 30,
	2011			2010
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,044	$(366)	$678	$1,574	$(550)	$1,024
Less: reclassification adjustment of realized capital gains and losses	257	(90)	167	(268)	94	(174)
Unrealized net capital gains and losses	787	(276)	511	1,842	(644)	1,198
Unrealized foreign currency translation adjustments	22	(8)	14	(5)	2	(3)
Unrecognized pension and other postretirement benefit cost	47	(15)	32	57	(19)	38
Other comprehensive income	$856	$(299)	557	$1,894	$(661)	1,233
Net (loss) income			(101)			265
Comprehensive income			$456			$1,498

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
July 29, 2011

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2010.  Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”).  The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

Allstate is focused on three priorities:

•                  improve our operating results;

•                  grow our businesses profitably; and

•                  differentiate ourselves from the competition by reinventing our business.

HIGHLIGHTS

•                  Consolidated net loss was $620 million in the second quarter of 2011 compared to net income of $145 million in the second quarter of 2010, and net loss was $101 million in the first six months of 2011 compared to net income of $265 million in the first six months of 2010.  Net loss per diluted share was $1.19 in the second quarter of 2011 compared to net income per diluted share of $0.27 in the second quarter of 2010, and net loss per diluted share was $0.19 in the first six months of 2011 compared to net income per diluted share of $0.49 in the first six months of 2010.

•                  Property-Liability net loss was $738 million in the second quarter of 2011 compared to net income of $299 million in the second quarter of 2010, and net loss was $270 million in the first six months of 2011 compared to net income of $463 million in the first six months of 2010.

•                  The Property-Liability combined ratio was 123.3 in the second quarter of 2011 compared to 96.8 in the second quarter of 2010, and 109.1 in the first six months of 2011 compared to 97.9 in the first six months of 2010.

•                  Allstate Financial had net income of $166 million in the second quarter of 2011 compared to a net loss of $107 million in the second quarter of 2010, and net income of $263 million in the first six months of 2011 compared to a net loss of $103 million in the first six months of 2010.

•                  Total revenues were $8.08 billion in the second quarter of 2011 compared to $7.66 billion in the second quarter of 2010, and $16.18 billion in the first six months of 2011 compared to $15.41 billion in the first six months of 2010.

•                  Property-Liability premiums earned in the second quarter of 2011 totaled $6.46 billion, a decrease of 0.9% from $6.51 billion in the second quarter of 2010, and $12.91 billion in the first six months of 2011, a decrease of 0.9% from $13.02 billion in the first six months of 2010.

•                  Net realized capital gains were $57 million in the second quarter of 2011 compared to net realized capital losses of $451 million in the second quarter of 2010, and net realized capital gains were $153 million in the first six months of 2011 compared to net realized capital losses of $799 million in the first six months of 2010.

•                  Investments as of June 30, 2011 totaled $99.29 billion, a decrease of 1.2% from $100.48 billion as of December 31, 2010.  Net investment income in the second quarter of 2011 was $1.02 billion, a decrease of 2.8% from $1.05 billion in the second quarter of 2010, and $2.00 billion in the first six months of 2011, a decrease of 4.6% from $2.10 billion in the first six months of 2010.

•                  Book value per diluted share (ratio of shareholders’ equity to total shares outstanding and dilutive potential shares outstanding) was $35.95 as of June 30, 2011, an increase of 8.2% from $33.24 as of June 30, 2010 and an increase of 1.8% from $35.32 as of December 31, 2010.

•                  For the twelve months ended June 30, 2011, return on the average of beginning and ending period shareholders’ equity was 3.1%, a decrease of 3.0 points from 6.1% for the twelve months ended June 30, 2010.

•                  As of June 30, 2011, we had $18.76 billion in shareholders’ equity.  This total included $3.49 billion in deployable invested assets at the parent holding company level.

•                  On May 17, 2011, we entered into a definitive agreement with White Mountains Insurance Group, Ltd. to purchase certain entities making up the Esurance and Answer Financial groups of companies for $700 million plus the tangible book value of the entities acquired at close.  The total price is expected to be about $1 billion.  The transaction is expected to close in the fall of 2011.  The transaction is subject to regulatory approvals and other customary closing conditions, including review by antitrust authorities and state regulators.

CONSOLIDATED NET (LOSS) INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Property-liability insurance premiums	$6,457	$6,513	$12,905	$13,016
Life and annuity premiums and contract charges	547	545	1,116	1,089
Net investment income	1,020	1,049	2,002	2,099
Realized capital gains and losses:
Total other-than-temporary impairment losses	(82)	(288)	(238)	(538)
Portion of loss recognized in other comprehensive income	(4)	(18)	(31)	(23)
Net other-than-temporary impairment losses recognized in earnings	(86)	(306)	(269)	(561)
Sales and other realized capital gains and losses	143	(145)	422	(238)
Total realized capital gains and losses	57	(451)	153	(799)
Total revenues	8,081	7,656	16,176	15,405

Costs and expenses
Property-liability insurance claims and claims expense	(6,355)	(4,714)	(10,831)	(9,506)
Life and annuity contract benefits	(422)	(485)	(876)	(927)
Interest credited to contractholder funds	(417)	(450)	(835)	(913)
Amortization of deferred policy acquisition costs	(1,018)	(949)	(2,069)	(1,963)
Operating costs and expenses	(802)	(789)	(1,640)	(1,618)
Restructuring and related charges	(11)	(13)	(20)	(24)
Interest expense	(91)	(92)	(183)	(184)
Total costs and expenses	(9,116)	(7,492)	(16,454)	(15,135)

Gain (loss) on disposition of operations	6	2	(17)	3
Income tax benefit (expense)	409	(21)	194	(8)
Net (loss) income	$(620)	$145	$(101)	$265

Property-Liability	$(738)	$299	$(270)	$463
Allstate Financial	166	(107)	263	(103)
Corporate and Other	(48)	(47)	(94)	(95)
Net (loss) income	$(620)	$145	$(101)	$265

PROPERTY-LIABILITY HIGHLIGHTS

•                  Premiums written, an operating measure that is defined and reconciled to premiums earned in the Property-Liability Operations section of the MD&A, decreased 0.4% to $6.61 billion in the second quarter of 2011 from $6.64 billion in the second quarter of 2010, and decreased 0.6% to $12.83 billion in the first six months of 2011 from $12.90 billion in the first six months of 2010.

–                 Allstate brand standard auto premiums written decreased 0.9% to $3.91 billion in the second quarter of 2011 from $3.95 billion in the second quarter of 2010, and 1.0% to $7.90 billion in the first six months of 2011 from $7.97 billion in the first six months of 2010.

–                 Allstate brand homeowners premiums written increased 2.6% to $1.61 billion in the second quarter of 2011 from $1.57 billion in the second quarter of 2010, and increased 2.8% to $2.83 billion in the first six months of 2011 from $2.75 billion in the first six months of 2010.

–                 Encompass brand premiums written decreased 5.2% to $273 million in the second quarter of 2011 from $288 million in the second quarter of 2010, and 6.0% to $518 million in the first six months of 2011 from $551 million in the first six months of 2010.

•                  Premium operating measures and statistics contributing to overall Allstate brand standard auto premiums written decrease were the following:

–                 0.6% decrease in policies in force (“PIF”) as of June 30, 2011 compared to June 30, 2010

–                 0.5% decrease in the six month policy term average gross premium before reinsurance to $442 in the second quarter of 2011 from $444 in the second quarter of 2010, and 0.7% decrease in the six month policy term average gross premium before reinsurance to $441 in the first six months of 2011 from $444 in the first six months of 2010

–                 0.2 point increase in the six month renewal ratio to 89.2% in the second quarter of 2011 compared to 89.0% in the second quarter of 2010, and a 0.1 point increase in the six month renewal ratio to 89.0% in the first six months of 2011 compared to 88.9% in the first six months of 2010

–                 5.2% decrease and 3.0% increase in new issued applications in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010

•                  Premium operating measures and statistics contributing to overall Allstate brand homeowners premiums written increase were the following:

–                 3.9% decrease in PIF as of June 30, 2011 compared to June 30, 2010

–                 6.0% increase in the twelve month policy term average gross premium before reinsurance to $989 in the second quarter of 2011 from $933 in the second quarter of 2010, and 6.0% increase in the twelve month policy term average gross premium before reinsurance to $983 in the first six months of 2011 from $927 in the first six months of 2010

–                 0.1 point increase in the twelve month renewal ratio to 88.4% in the second quarter of 2011 compared to 88.3% in the second quarter of 2010, and 0.1 increase in the twelve month renewal ratio to 88.3% in the first six months of 2011 compared to 88.2% in the first six months of 2010

–                 18.5% and 12.2% decrease in new issued applications in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010

–                 $9 million decrease in catastrophe reinsurance costs to $127 million in the second quarter of 2011 from $136 million in the second quarter of 2010, and $20 million decrease in catastrophe reinsurance costs to $251 million in the first six months of 2011 from $271 million in the first six months of 2010

•                  Factors comprising the Allstate brand standard auto loss ratio increase of 3.1 points to 73.2 in the second quarter of 2011 from 70.1 in the second quarter of 2010, and an increase of 1.9 points to 71.7 in the first six months of 2011 from 69.8 in the first six months of 2010 were the following:

–                 4.7 point and 2.3 point increase in the effect of catastrophe losses in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010

–                 3.9% and 1.4% decrease in standard auto claim frequency (rate of claim occurrence per policy in force) for property damage in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010

–                 2.3% decrease and 0.3% increase in standard auto claim frequency for bodily injury in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010

–                 1.1% and 1.0% increase in auto paid claim severities (average cost per claim) for property damage in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010

–                 0.4% and 2.0% increase in auto paid claim severities for bodily injury in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010

•                  Factors comprising the Allstate brand homeowners loss ratio, which includes catastrophes, increase of 88.5 points to 171.1 in the second quarter of 2011 from 82.6 in the second quarter of 2010, and a increase of 34.7 points to 119.7 in the first six months of 2011 from 85.0 in the first six months of 2010 were the following:

–                 88.5 point increase in the effect of catastrophe losses to 123.2 points in the second quarter of 2011 compared to 34.7 points in the second quarter of 2010, and 34.7 point increase in the effect of catastrophe losses to 70.6 points in the first six months of 2011 compared to 35.9 points in the first six months of 2010

–                 0.8% decrease and 0.4% increase in homeowner claim frequency, excluding catastrophes, in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010

–                 3.4% and 3.5% increase in paid claim severity, excluding catastrophes, in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010

•                  Factors comprising the $1.70 billion increase in catastrophe losses to $2.34 billion in the second quarter of 2011 compared to $636 million in the second quarter of 2010, and $1.39 billion increase to $2.67 billion in the first six months of 2011 compared to $1.28 billion in the first six months of 2010 were the following:

–                 33 events with losses of $2.34 billion in the second quarter of 2011 compared to 30 events with losses of $758 million in the second quarter of 2010, and 49 events with losses of $2.72 billion in the first six months of 2011 compared to 41 events with losses of $1.38 billion in the first six months of 2010

–                 $17 million favorable prior year reserve reestimates in the second quarter of 2011 compared to $83 million favorable reserve reestimates in the second quarter of 2010, and $51 million favorable reserve reestimates in the first six months of 2011 compared to $98 million favorable reserve reestimates in the first six months of 2010

•                  Factors comprising prior year reserve reestimates of $47 million favorable in the second quarter of 2011 compared to $150 million favorable in the second quarter of 2010, and prior year reserve reestimates of $88 million favorable in the first six months of 2011 compared to $173 million favorable in the first six months of 2010 included:

–                 prior year reserve reestimates related to auto, homeowners and other personal lines in the second quarter of 2011 contributed $90 million favorable, $3 million unfavorable and $36 million unfavorable, respectively, compared to prior year reserve reestimates in the second quarter of 2010 of $85 million favorable, $61 million favorable and $5 million favorable, respectively, and prior year reserve reestimates related to auto, homeowners and other personal lines in the first six months of 2011 contributed $109 million favorable, $35 million favorable and $49 million unfavorable, respectively, compared to prior year reserve reestimates in the first six months of 2010 of $80 million favorable, $69 million favorable and $27 million favorable, respectively

–                 prior year reestimates in the second quarter and first six months of 2011 and 2010 are largely attributable to prior year catastrophes and severity development that was better than expected.

•                  Property-Liability underwriting loss was $1.50 billion in the second quarter of 2011 compared to underwriting income of $207 million in the second quarter of 2010, and Property-Liability underwriting loss was $1.18 billion in the first six months of 2011 compared to underwriting income of $278 million in the first six months of 2010.  Underwriting income (loss), a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•                  Net realized capital losses were $8 million in the second quarter of 2011 compared to net realized capital losses of $106 million in the second quarter of 2010, and net realized capital gains were $49 million in the first six months of 2011 compared to net realized capital losses of $296 million in the first six months of 2010.

•      Property-Liability investments as of June 30, 2011 were $36.12 billion, an increase of 3.1% from $35.05 billion as of December 31, 2010.  Net investment income of $310 million in the second quarter of 2011 was comparable to the second quarter of 2010.  Net investment income was $594 million in the first six months of 2011, a decrease of 3.3% from $614 million in the first six months of 2010.

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

Underwriting income (loss), a measure that is not based on GAAP and is reconciled to net income (loss) below, is calculated as premiums earned, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses and restructuring and related charges, as determined using GAAP.  We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results.  It is also an integral component of incentive compensation.  It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance.  Net income (loss) is the GAAP measure most directly comparable to underwriting income (loss).  Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business.

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

•                  Combined ratio - the ratio of claims and claims expense, amortization of DAC, operating costs and expenses, and restructuring and related charges to premiums earned.  The combined ratio is the sum of the loss ratio and the expense ratio.  The difference between 100% and the combined ratio represents underwriting income (loss) as a percentage of premiums earned, or underwriting margin.

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

Summarized financial data, a reconciliation of underwriting (loss) income to net (loss) income, and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Premiums written	$6,611	$6,640	$12,826	$12,898

Revenues
Premiums earned	$6,457	$6,513	$12,905	$13,016
Net investment income	310	310	594	614
Realized capital gains and losses	(8)	(106)	49	(296)
Total revenues	6,759	6,717	13,548	13,334

Costs and expenses
Claims and claims expense	(6,355)	(4,714)	(10,831)	(9,506)
Amortization of DAC	(908)	(914)	(1,812)	(1,839)
Operating costs and expenses	(685)	(664)	(1,415)	(1,368)
Restructuring and related charges	(11)	(14)	(22)	(25)
Total costs and expenses	(7,959)	(6,306)	(14,080)	(12,738)

Income tax benefit (expense)	462	(112)	262	(133)
Net (loss) income	$(738)	$299	$(270)	$463

Underwriting (loss) income	$(1,502)	$207	$(1,175)	$278
Net investment income	310	310	594	614
Income tax benefit (expense) on operations	460	(149)	279	(237)
Realized capital gains and losses, after-tax	(6)	(69)	32	(192)
Net (loss) income	$(738)	$299	$(270)	$463

Catastrophe losses (1)	$2,339	$636	$2,672	$1,284

GAAP operating ratios
Claims and claims expense ratio	98.4	72.4	83.9	73.1
Expense ratio	24.9	24.4	25.2	24.8
Combined ratio	123.3	96.8	109.1	97.9
Effect of catastrophe losses on combined ratio (1)	36.2	9.8	20.7	9.9
Effect of prior year reserve reestimates on combined ratio (1)	(0.7)	(2.3)	(0.7)	(1.3)
Effect of restructuring and related charges on combined ratio	0.2	0.2	0.2	0.2
Effect of Discontinued Lines and Coverages on combined ratio	0.1	--	0.1	0.1

(1)  Prior year reserve reestimates included in catastrophe losses totaled $17 million and $51 million favorable in the three months and six months ended June 30, 2011, respectively, compared to $83 million and $98 million favorable in the three months and six months ended June 30, 2010, respectively.

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

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Premiums written:
Allstate Protection	$6,611	$6,640	$12,827	$12,898
Discontinued Lines and Coverages	--	--	(1)	--
Property-Liability premiums written	6,611	6,640	12,826	12,898
(Increase) decrease in unearned premiums	(165)	(110)	69	135
Other	11	(17)	10	(17)
Property-Liability premiums earned	$6,457	$6,513	$12,905	$13,016

Premiums earned:
Allstate Protection	$6,457	$6,513	$12,906	$13,016
Discontinued Lines and Coverages	--	--	(1)	--
Property-Liability	$6,457	$6,513	$12,905	$13,016

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Standard auto	$3,911	$3,948	$154	$169	$4,065	$4,117
Non-standard auto	197	220	--	1	197	221
Homeowners	1,606	1,565	94	94	1,700	1,659
Other personal lines (1)	624	619	25	24	649	643
Total	$6,338	$6,352	$273	$288	$6,611	$6,640

	Six months ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Standard auto	$7,895	$7,971	$298	$329	$8,193	$8,300
Non-standard auto	407	457	1	4	408	461
Homeowners	2,831	2,754	173	174	3,004	2,928
Other personal lines (1)	1,176	1,165	46	44	1,222	1,209
Total	$12,309	$12,347	$518	$551	$12,827	$12,898

(1)  Other personal lines include commercial, condominium, renters, involuntary auto and other personal lines.

Allstate brand premiums written by the direct channel, excluding Allstate Canada, increased 10.5% to $200 million in the second quarter of 2011 from $181 million in the second quarter of 2010, and 10.9% to $406 million in the first six months of 2011 from $366 million in the first six months of 2010, reflecting an impact by profitability management actions taken in New York and Florida.  The direct channel includes call centers and the internet.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Standard auto	$3,938	$3,969	$155	$185	$4,093	$4,154
Non-standard auto	205	228	1	2	206	230
Homeowners	1,457	1,416	91	96	1,548	1,512
Other personal lines	587	592	23	25	610	617
Total	$6,187	$6,205	$270	$308	$6,457	$6,513

	Six months ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Standard auto	$7,866	$7,912	$315	$379	$8,181	$8,291
Non-standard auto	415	458	2	6	417	464
Homeowners	2,905	2,832	182	196	3,087	3,028
Other personal lines	1,175	1,184	46	49	1,221	1,233
Total	$12,361	$12,386	$545	$630	$12,906	$13,016

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

Standard auto premiums written totaled $4.07 billion in the second quarter of 2011, a decrease of 1.3% from $4.12 billion in the second quarter of 2010, and $8.19 billion in the first six months of 2011, a decrease of 1.3% from $8.30 billion in the first six months of 2010.

	Allstate brand				Encompass brand
Standard Auto	2011		2010		2011	2010
Three months ended June 30,
PIF (thousands)	17,420		17,529		672	750
Average premium-gross written (1)	$442		$444		$938	$989
Renewal ratio (%) (1)	89.2		89.0		70.2	66.9
Approved rate changes (2):
# of states	18	(8)	32	(6) (7)	3	10
Countrywide (%) (3)	1.9		0.2		0.3	(0.1)
State specific (%) (4) (5)	5.3		0.5		4.0	(0.5)

Six months ended June 30,
PIF (thousands)	17,420		17,529		672	750
Average premium-gross written (1)	$441		$444		$945	$993
Renewal ratio (%) (1)	89.0		88.9		70.7	67.8
Approved rate changes (2):
# of states (6)	24	(8)	34	(7)	6	14
Countrywide (%) (3)	3.1		0.5		0.9	1.4
State specific (%) (4) (5)	5.8		1.1		4.6	3.2

(1) Policy term is six months for Allstate brand and twelve months for Encompass brand.

(2) Rate changes that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges, that result in no change in the overall rate level in the state.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.

(3)  Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2011 and 2010, respectively, as a percentage of total countrywide prior year-end premiums written.

(4)  Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2011 and 2010, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(5) Based on historical premiums written in those states, rate changes approved for standard auto totaled $298 million and $474 million in the three months and six months ended June 30, 2011, respectively, compared to $23 million and $82 million in the three months and six months ended June 30, 2010, respectively.

(6) Allstate Brand includes targeted rate decreases in certain markets to improve our competitive position for target customers.

(7) Includes Washington D.C.

(8) Three months ended June 30, 2011 includes the impact of Florida rate increases of 20.0% and 6.0%, and a New York rate increase of 3.7%.  Six months ended June 30, 2011 includes the impact of Florida rate increases of 20.9%, 20.0%, 6.0% and 2.3%, and New York rate increases of 12.0% and 3.7%.

Allstate brand standard auto premiums written totaled $3.91 billion in the second quarter of 2011, a decrease of 0.9% from $3.95 billion in the second quarter of 2010, and $7.90 billion in the first six months of 2011, a decrease of 1.0% from $7.97 billion in the first six months of 2010.  Contributing to the Allstate brand standard auto premiums written decrease in the second quarter and first six months of 2011 compared to the same periods of 2010 were the following:

–                 decrease in PIF of 0.6% as of June 30, 2011 compared to June 30, 2010, due to fewer policies available to renew and a slight decrease in net items added to existing policies.  Excluding Florida and New York, PIF increased 0.2% as of June 30, 2011 compared to June 30, 2010.

–                 5.2% decrease in new issued applications on a countrywide basis to 472 thousand in the second quarter of 2011 from 498 thousand in the second quarter of 2010, and 3.0% increase to 991 thousand in the first six months of 2011 from 962 thousand in the first six months of 2010.  Excluding Florida and New York (impacted by actions to improve profitability), new issued applications on a countrywide basis increased 2.4% to 422 thousand in the second quarter of 2011 from 412 thousand in the second quarter of 2010, and increased 9.3% to

871 thousand in the first six months of 2011 from 797 thousand in the first six months of 2010.  New issued applications have increased in 34 states in 2011 compared to 2010.

–                 decreased average gross premium in the second quarter and first six months of 2011 compared to the same periods of 2010.  The decrease in average gross premium is primarily due to rate decreases taken from the second half of 2010 through the first quarter of 2011 to improve competitive position, as well as customers electing lower coverage levels on their policies.  State mix is also having an unfavorable impact on average gross premium, as we have been writing less business in Florida and New York, which have premiums higher than the countrywide average, and are writing more business in states with lower average premiums.

–                 0.2 point and 0.1 point increase in the renewal ratio in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010.  25 states are showing favorable comparisons to same period of prior year.

Non-standard auto premiums written totaled $197 million in the second quarter of 2011, a decrease of 10.9% from $221 million in the second quarter of 2010, and $408 million in the first six months of 2011, a decrease of 11.5% from $461 million in the first six months of 2010.

	Allstate brand			Encompass brand
Non-Standard Auto	2011	2010		2011	2010
Three months ended June 30,
PIF (thousands)	599	706		3	10
Average premium-gross written (6 months)	$620	$619		$418	$429
Renewal ratio (%) (6 months)	70.8	72.5		42.8	40.2
Approved rate changes:
# of states	3	5	(2)	--	--
Countrywide (%)	0.4	2.7		--	--
State specific (%) (1)	6.1	10.9		--	--

Six months ended June 30,
PIF (thousands)	599	706		3	10
Average premium-gross written (6 months)	$620	$619		$407	$436
Renewal ratio (%) (6 months)	70.6	72.1		56.7	45.3
Approved rate changes:
# of states	6	6	(2)	--	--
Countrywide (%)	4.0	3.6		--	--
State specific (%) (1)	15.3	12.5		--	--

(1) Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $3 million and $33 million in the three months and six months ended June 30, 2011, respectively, compared to $24 million and $32 million in the three months and six months ended June 30, 2010, respectively.

(2) Includes Washington D.C.

Allstate brand non-standard auto premiums written totaled $197 million in the second quarter of 2011, a decrease of 10.5% from $220 million in the second quarter of 2010, and $407 million in the first six months of 2011, a decrease of 10.9% from $457 million in the first six months of 2010.  Contributing to the Allstate brand non-standard auto premiums written decrease in the second quarter and first six months of 2011 compared to the same periods of 2010 were the following:

–                 decrease in PIF as of June 30, 2011 compared to June 30, 2010, due to a decline in the number of policies available to renew, a lower retention rate and fewer new issued applications

–                 23.4% decrease in new issued applications to 59 thousand in the second quarter of 2011 from 77 thousand in the second quarter of 2010, and 22.2% decrease to 137 thousand in the first six months of 2011 from 176 thousand in the first six months of 2010

–                 increase in average gross premium in the second quarter and first six months of 2011 compared to the same periods of 2010

–                 1.7 point and 1.5 point decrease in the renewal ratio in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010

Homeowners premiums written totaled $1.70 billion in the second quarter of 2011, an increase of 2.5% from $1.66 billion in the second quarter of 2010, and $3.00 billion in the first six months of 2011, an increase of 2.6% from $2.93 billion in the first six months of 2010.  Excluding the cost of catastrophe reinsurance, premiums written increased 1.8% in both the second quarter and first six months of 2011 compared to the same periods of 2010.

	Allstate brand				Encompass brand
Homeowners	2011		2010		2011		2010
Three months ended June 30,
PIF (thousands)	6,555		6,821		307		336
Average premium-gross written (12 months)	$989		$933		$1,298		$1,301
Renewal ratio (%) (12 months)	88.4		88.3		80.9		76.5
Approved rate changes (1):
# of states	18		14	(3)	11	(3)	7
Countrywide (%)	1.5		2.0		0.3		--
State specific (%) (2)	6.0		11.3		2.6		(0.3)

Six months ended June 30,
PIF (thousands)	6,555		6,821		307		336
Average premium-gross written (12 months)	$983		$927		$1,298		$1,300
Renewal ratio (%) (12 months)	88.3		88.2		81.6		76.9
Approved rate changes (1):
# of states	27	(3)	19	(3)	16	(3)	11
Countrywide (%)	3.4		2.9		1.6		0.6
State specific (%) (2)	8.2		9.7		4.1		2.5

(1) Includes rate changes approved based on our net cost of reinsurance.

(2) Based on historical premiums written in those states, rate changes approved for homeowners totaled $94 million and $210 million in the three months and six months ended June 30, 2011, respectively, compared to $120 million and $174 million in the three months and six months ended June 30, 2010, respectively.

(3) Includes Washington D.C.

Allstate brand homeowners premiums written totaled $1.61 billion in the second quarter of 2011, an increase of 2.6% from $1.57 billion in the second quarter of 2010, and $2.83 billion in the first six months of 2011, an increase of 2.8% from $2.75 billion in the first six months of 2010.  Contributing to the Allstate brand homeowners premiums written increase in the second quarter and first six months of 2011 compared to the same periods of 2010 were the following:

–                 decrease in PIF of 3.9% as of June 30, 2011 compared to June 30, 2010, due to fewer policies available to renew and fewer new issued applications

–                 18.5% decrease in new issued applications to 123 thousand in the second quarter of 2011 from 151 thousand in the second quarter of 2010, and 12.2% decrease to 237 thousand in the first six months of 2011 from 270 thousand in the first six months of 2010.  During the second quarter of 2011, our Castle Key Indemnity Company subsidiary completed a 2008 regulatory consent decree to sell 50,000 new homeowners policies in Florida by November 2011.

–                 increase in average gross premium in the second quarter and first six months of 2011 compared to the same periods of 2010, primarily due to rate changes

–                 0.1 point increase in the renewal ratio in both the second quarter and first six months of 2011 compared to the same periods of 2010

–                 decrease in the cost of our catastrophe reinsurance program in the second quarter and first six months of 2011 compared to the same periods of 2010

Underwriting results are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Premiums written	$6,611	$6,640	$12,827	$12,898
Premiums earned	$6,457	$6,513	$12,906	$13,016
Claims and claims expense	(6,352)	(4,713)	(10,824)	(9,503)
Amortization of DAC	(908)	(914)	(1,812)	(1,839)
Other costs and expenses	(684)	(663)	(1,413)	(1,365)
Restructuring and related charges	(11)	(14)	(22)	(25)
Underwriting (loss) income	$(1,498)	$209	$(1,165)	$284
Catastrophe losses	$2,339	$636	$2,672	$1,284

Underwriting (loss) income by line of business
Standard auto	$59	$217	$247	$430
Non-standard auto	15	10	40	25
Homeowners	(1,397)	(57)	(1,270)	(249)
Other personal lines	(175)	39	(182)	78
Underwriting (loss) income	$(1,498)	$209	$(1,165)	$284

Underwriting (loss) income by brand
Allstate brand	$(1,444)	$201	$(1,110)	$319
Encompass brand	(54)	8	(55)	(35)
Underwriting (loss) income	$(1,498)	$209	$(1,165)	$284

Allstate Protection experienced an underwriting loss of $1.50 billion in the second quarter of 2011 compared to underwriting income of $209 million in the same period of 2010, and an underwriting loss of $1.17 billion in the first six months of 2011 compared to underwriting income of $284 million in the same period of 2010.  The decrease in both periods was primarily due to decreases in homeowners, other personal lines and standard auto underwriting income. Homeowners underwriting income decreased $1.34 billion to an underwriting loss of $1.40 billion in the second quarter of 2011 from an underwriting loss of $57 million in the second quarter of 2010, and decreased $1.02 billion to an underwriting loss of $1.27 billion in the first six months of 2011 from an underwriting loss of $249 million in the first six months of 2010.  The decrease in both periods was primarily due to increases in catastrophe losses, including prior year reestimates for catastrophes.  Other personal lines underwriting income decreased $214 million to an underwriting loss of $175 million in the second quarter of 2011 from an underwriting income of $39 million in the second quarter of 2010, and decreased $260 million to an underwriting loss of $182 million in the first six months of 2011 from an underwriting income of $78 million in the first six months of 2010.  The decrease in both periods was primarily due to increases in catastrophe losses and unfavorable reserve reestimates.  Standard auto underwriting income decreased $158 million to an underwriting income of $59 million in the second quarter of 2011 from an underwriting income of $217 million in the second quarter of 2010, and decreased $183 million to an underwriting income of $247 million in the first six months of 2011 from an underwriting income of $430 million in the first six months of 2010.  The decrease in both periods was primarily due to increases in catastrophe losses, partially offset by improved claim frequency.

Catastrophe losses in the second quarter and first six months of 2011 were $2.34 billion and $2.67 billion, respectively, as detailed in the table below.  This compares to catastrophe losses in the second quarter and first six months of 2010 of $636 million and $1.28 billion, respectively.

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

Catastrophe losses related to events that occurred by the size of the event are shown in the following table.

($ in millions)	Three months ended June 30, 2011
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
Greater than $250 million	3	9.1%	$1,172	50.1%	18.1	$391
$101 million to $250 million	3	9.1	470	20.1	7.3	157
$50 million to $100 million	6	18.2	443	18.9	6.9	74
Less than $50 million	21	63.6	250	10.7	3.9	12
Total	33	100.0%	2,335	99.8	36.2	71
Prior year reserve reestimates			(17)	(0.7)	(0.3)
Prior quarter reserve reestimates			21	0.9	0.3
Total catastrophe losses			$2,339	100.0%	36.2

	Six months ended June 30, 2011
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
Greater than $250 million	3	6.1%	$1,172	43.8%	9.1	$391
$101 million to $250 million	3	6.1	470	17.6	3.6	157
$50 million to $100 million	8	16.3	609	22.8	4.7	76
Less than $50 million	35	71.5	472	17.7	3.7	13
Total	49	100.0%	2,723	101.9	21.1	56
Prior year reserve reestimates			(51)	(1.9)	(0.4)
Total catastrophe losses			$2,672	100.0%	20.7

Catastrophe losses incurred by the type of event are shown in the following table.

($ in millions)	Three months ended June 30,				Six months ended June 30,
	2011	Number of events	2010	Number of events	2011	Number of events	2010	Number of events
Tornadoes	$1,326	5	$141	5	$1,340	6	$141	5
Wind/Hail	995	25	616	24	1,192	35	979	30
Wildfires	14	3	--	--	19	5	--	--
Other events	--	--	1	1	172	3	262	6
Prior year reserve reestimates	(17)		(83)		(51)		(98)
Prior quarter reserve reestimates	21		(39)		--		--
Total catastrophe losses	$2,339	33	$636	30	$2,672	49	$1,284	41

Combined ratio  Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined in the Property-Liability Operations section of the MD&A.

	Three months ended June 30,						Six months ended June 30,
	Loss ratio (1)		Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserve reestimates on the combined ratio		Loss ratio (1)		Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserve reestimates on the combined ratio
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Allstate brand loss ratio:
Standard auto	73.2	70.1	6.7	2.0	(2.2)	(1.9)	71.7	69.8	3.6	1.3	(1.3)	(1.0)
Non-standard auto	69.3	68.9	3.9	0.4	(1.0)	(4.8)	67.0	68.8	1.9	0.4	(2.2)	(3.1)
Homeowners	171.1	82.6	123.2	34.7	0.3	(4.2)	119.7	85.0	70.6	35.9	(1.2)	(2.3)
Other personal lines	100.5	65.7	35.3	8.3	6.1	(0.7)	83.9	64.6	21.1	7.8	4.3	(2.3)

Total Allstate brand loss ratio	98.7	72.5	36.8	10.0	(0.8)	(2.4)	84.0	72.7	21.0	9.8	(0.8)	(1.5)
Allstate brand expense ratio	24.6	24.3					25.0	24.7
Allstate brand combined ratio	123.3	96.8					109.0	97.4

Encompass brand loss ratio:
Standard auto	78.7	73.0	3.2	0.5	--	1.6	77.1	74.9	1.6	0.8	1.6	3.4
Non-standard auto	100.0	100.0	--	--	(100.0)	--	100.0	100.0	--	--	(50.0)	--
Homeowners	107.7	64.6	61.5	15.6	(1.1)	(1.0)	86.8	84.2	39.0	31.1	--	(1.5)
Other personal lines	104.3	64.0	17.4	--	--	(4.0)	84.8	77.6	13.0	6.1	(4.3)	--

Total Encompass brand loss ratio	90.7	69.8	24.1	5.2	(0.7)	0.3	81.1	78.3	15.0	10.6	0.4	1.6
Encompass brand expense ratio	29.3	27.6					29.0	27.3
Encompass brand combined ratio	120.0	97.4					110.1	105.6

Allstate Protection loss ratio	98.4	72.4	36.2	9.8	(0.8)	(2.3)	83.9	73.0	20.7	9.9	(0.7)	(1.4)
Allstate Protection expense ratio	24.8	24.4					25.1	24.8
Allstate Protection combined ratio	123.2	96.8					109.0	97.8

(1) Ratios are calculated using the premiums earned for the respective line of business.

Standard auto loss ratio for the Allstate brand increased 3.1 points and 1.9 points in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010 due to higher catastrophe losses, partially offset by improved claim frequency.  Excluding the impact of catastrophe losses, the Allstate brand standard auto loss ratio improved 1.6 points and 0.4 points in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010.  Florida and New York continue to have loss ratios higher than the countrywide average in the first six months of 2011 and results in these two key states have improved for three straight quarters, reducing the pressure on countrywide results.  We continue to pursue profitability management actions in Florida and New York, including rate increases, underwriting restrictions, increased claims staffing and review, and continued advocacy for legislative reform.  In the second quarter of 2011, claim frequencies in the bodily injury and physical damage coverages have decreased compared to the same period of 2010.  Through the first six months of 2011, claim frequencies in the physical damage coverages are lower than the same period of 2010.  In the first six months of 2011, bodily injury claim frequencies remain slightly above 2010 levels but remain within historical norms.  Bodily injury and physical damage coverages severity results increased in line with historical Consumer Price Index (“CPI”) trends.

Homeowners loss ratio for the Allstate brand increased 88.5 points to 171.1 in the second quarter of 2011 from 82.6 in the second quarter of 2010, and 34.7 points to 119.7 in the first six months of 2011 from 85.0 in the first six months of 2010 due to higher catastrophe losses including prior year reserve reestimates for catastrophes.  Excluding the impact of catastrophe losses, homeowners loss ratio for the Allstate brand in the second quarter and first six months of 2011 were comparable to the same periods of 2010.

Expense ratio for Allstate Protection increased 0.4 points and 0.3 points in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010.  The increase in both periods was driven by marketing costs and lower premiums earned, partially offset by improved operational efficiencies.  Restructuring costs in the second quarter and first six months of 2011 were comparable to the same periods of 2010.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three months ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Amortization of DAC	13.9	13.9	18.1	18.2	14.0	14.0
Other costs and expenses	10.6	10.2	11.2	9.1	10.6	10.2
Restructuring and related charges	0.1	0.2	--	0.3	0.2	0.2
Total expense ratio	24.6	24.3	29.3	27.6	24.8	24.4

	Six months ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Amortization of DAC	13.9	13.9	18.0	18.3	14.0	14.1
Other costs and expenses	10.9	10.6	11.0	8.4	10.9	10.5
Restructuring and related charges	0.2	0.2	--	0.6	0.2	0.2
Total expense ratio	25.0	24.7	29.0	27.3	25.1	24.8

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

During the second quarter of 2011, we placed the Florida component of our reinsurance program.  The Florida component of our reinsurance program is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state.  It comprises multiple contracts reinsuring Castle Key Insurance Company and its subsidiaries (“Castle Key Group”) for personal property excess catastrophe losses in Florida for multiple perils including hurricanes, windstorms, hail, tornados, earthquakes, fire following earthquakes, riots, freeze and wildfires.  The agreement, effective June 1, 2011 for a one year term, incorporates coverage placed with the Florida Hurricane Catastrophe Fund (“FHCF”) for hurricane losses including both the mandatory FHCF coverage and the Castle Key Group’s elected participation in the optional temporary increase in coverage limit (“TICL”).  The FHCF coverage includes an estimated maximum provisional limit of 90% of $422.4 million or $380.2 million (comprising 90% of the mandatory FHCF coverage layer of $312.2 million plus 90% of the TICL layer of $110.2 million), in excess of a provisional retention of $121.7 million, and also includes reimbursement of eligible loss adjustment expenses at 5%.  The limits and retentions for the FHCF and TICL coverage are subject to re-measurement based on June 30th exposure data.  The FHCF’s retention is subject to adjustment upward or downward to an actual retention based on submitted exposures to the FHCF by all participants.  For each of the two largest hurricanes the provisional retention is $121.7 million and a retention equal to one third of that amount, or approximately $40.6 million, is applicable to all other hurricanes for the season beginning June 1, 2011.  The agreements are listed and described below.

•

Below FHCF – provides coverage on $91.7 million of losses in excess of $30 million and after $10 million in losses otherwise recoverable and is 100% placed, with one prepaid reinstatement of limit. Losses from multiple qualifying occurrences can apply to the $10 million threshold.

•

Third Limit Below FHCF – provides coverage on $91.7 million of losses in excess of $30 million after the exhaustion of the two limits ($183.4 million) provided by the Below FHCF contract with no reinstatement of limit.

•	Mandatory FHCF – provides 90% of $312.2 million excess of $121.7 million with no reinstatement of limit.
•	FHCF Sliver – provides coverage on 10% co-participation of the mandatory FHCF coverage payout up to $31.2 million, and is 100% placed with no reinstatement of limit.
•	Optional TICL – provides 90% of $110.2 million excess of $433.9 million with no reinstatement of limit.
•	TICL Sliver – provides coverage on 10% co-participation of the TICL coverage payout up to $11 million, and is 100% placed with no reinstatement of limit.
•

Excess – provides coverage of $372.6 million of losses in excess of $121.7 million (the FHCF Retention), and in excess of an estimated $422.4 million equivalent to $312.2 million (the mandatory FHCF coverage and FHCF Sliver payouts) and $110.2 million (the TICL and TICL Sliver payouts). This contract is 100% placed with one prepaid reinstatement of limit.

We estimate that the total annualized cost of all catastrophe reinsurance programs for the year beginning June 1, 2011 will be approximately $564 million or $141 million per quarter compared to $560 million annualized cost for the year beginning June 1, 2010.  The total cost of our catastrophe reinsurance programs during 2010 was $150 million in the first quarter, $151 million in the second quarter, $141 million in the third quarter and $151 million in the fourth quarter.  The total cost of our property catastrophe reinsurance programs during the first and second quarter of 2011 was $138 million and $142 million, respectively.  These quarterly costs reflect premium re-measurements recognized in the quarter.  We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

Reserve reestimates  The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2011 and 2010, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2011	2010
Auto	$11,034	$10,606
Homeowners	2,442	2,399
Other personal lines	2,141	2,145
Total Allstate Protection	$15,617	$15,150

($ in millions, except ratios)	Three months ended June 30,				Six months ended June 30,
	Reserve reestimates (1) (2)		Effect on combined ratio (2)		Reserve reestimates (1) (2)		Effect on combined ratio (2)
	2011	2010	2011	2010	2011	2010	2011	2010
Auto	$(90)	$(85)	(1.4)	(1.3)	$(109)	$(80)	(0.8)	(0.6)
Homeowners	3	(61)	--	(0.9)	(35)	(69)	(0.3)	(0.6)
Other personal lines	36	(5)	0.6	(0.1)	49	(27)	0.4	(0.2)
Total Allstate Protection (3)	$(51)	$(151)	(0.8)	(2.3)	$(95)	$(176)	(0.7)	(1.4)

Allstate brand	$(49)	$(152)	(0.8)	(2.3)	$(97)	$(186)	(0.7)	(1.5)
Encompass brand	(2)	1	--	--	2	10	--	0.1
Total Allstate Protection (3)	$(51)	$(151)	(0.8)	(2.3)	$(95)	$(176)	(0.7)	(1.4)

(1)	Favorable reserve reestimates are shown in parentheses.

(2)

Discontinued Lines and Coverages segment reserve reestimates in the three months and six months ended June 30, 2011 totaled $4 million and $7 million unfavorable compared to $1 million and $3 million unfavorable in the three months and six months ended June 30, 2010. The effect on the combined ratio totaled 0.1 in the three months ended June 30, 2011. The effect on the combined ratio totaled 0.1 in the six months ended June 30, 2010. There was no effect on the combined ratio in the three months ended June 30, 2010 and the six months ended June 30, 2011.

(3)

Reserve reestimates included in catastrophe losses totaled $17 million and $51 million favorable in the three months and six months ended June 30, 2011, respectively, compared to $83 million and $98 million favorable in the three months and six months ended June 30, 2010, respectively.

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Premiums written	$--	$--	$(1)	$--

Premiums earned	$--	$--	$(1)	$--
Claims and claims expense	(3)	(1)	(7)	(3)
Operating costs and expenses	(1)	(1)	(2)	(3)
Underwriting loss	$(4)	$(2)	$(10)	$(6)

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income of $310 million in the second quarter of 2011 was comparable to the second quarter of 2010 as higher yields were offset by lower average investment balances.  Net investment income decreased 3.3% or $20 million to $594 million in the first six months of 2011 from $614 million in the first six months of 2010 primarily due to lower average investment balances.  Net investment income was $284 million, $291 million and $284 million in the third quarter of 2010, fourth quarter of 2010 and first quarter of 2011, respectively.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Impairment write-downs	$(27)	$(96)	$(91)	$(175)
Change in intent write-downs	(11)	(10)	(38)	(19)
Net other-than-temporary impairment losses recognized in earnings	(38)	(106)	(129)	(194)
Sales	29	121	201	162
Valuation of derivative instruments	(12)	(134)	14	(235)
Settlements of derivative instruments	(7)	3	(102)	(46)
EMA limited partnership income	20	10	65	17
Realized capital gains and losses, pre-tax	(8)	(106)	49	(296)
Income tax benefit (expense)	2	37	(17)	104
Realized capital gains and losses, after-tax	$(6)	$(69)	$32	$(192)

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•      Net income was $166 million and $263 million in the second quarter and first six months of 2011, respectively, compared to net losses of $107 million and $103 million in the second quarter and first six months of 2010, respectively.

•      Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $524 million in second quarter 2011, an increase of 4.0% from the prior year period, and $1.04 billion in the first six months of 2011, an increase of 3.3% from the prior year period.

•      Net realized capital gains totaled $62 million and $101 million in the second quarter and first six months of 2011, respectively, compared to net realized capital losses of $353 million and $515 million in the second quarter and first six months of 2010, respectively.

•      Investments as of June 30, 2011 totaled $59.66 billion, reflecting a decrease in carrying value of $1.92 billion from $61.58 billion as of December 31, 2010.  Net investment income decreased 4.0% to $694 million in the second quarter and 5.2% to $1.38 billion in the first six months of 2011 from $723 million and $1.45 billion in the second quarter and first six months of 2010, respectively.

•      Contractholder funds as of June 30, 2011 totaled $45.08 billion, reflecting decreases of $3.11 billion from $48.19 billion as of December 31, 2010 and $4.36 billion from $49.44 billion as of June 30, 2010.

ALLSTATE FINANCIAL SEGMENT

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Life and annuity premiums and contract charges	$547	$545	$1,116	$1,089
Net investment income	694	723	1,378	1,454
Realized capital gains and losses	62	(353)	101	(515)
Total revenues	1,303	915	2,595	2,028

Costs and expenses
Life and annuity contract benefits	(422)	(485)	(876)	(927)
Interest credited to contractholder funds	(417)	(450)	(835)	(913)
Amortization of DAC	(110)	(35)	(257)	(124)
Operating costs and expenses	(110)	(116)	(219)	(236)
Restructuring and related charges	--	1	2	1
Total costs and expenses	(1,059)	(1,085)	(2,185)	(2,199)

Gain (loss) on disposition of operations	6	2	(17)	3
Income tax (expense) benefit	(84)	61	(130)	65
Net income (loss)	$166	$(107)	$263	$(103)

Investments as of June 30			$59,659	$61,804

Net income in the second quarter of 2011 was $166 million compared to a net loss of $107 million in the same period of 2010.  The $273 million improvement was primarily due to net realized capital gains in the current year compared to net realized capital losses in the prior year, lower life and annuity contract benefits and decreased interest credited to contractholder funds, partially offset by higher amortization of DAC and lower net investment income.

Net income in the first six months of 2011 was $263 million compared to a net loss of $103 million in the first six months of 2010.  The $366 million improvement was primarily due to net realized capital gains in the current year compared to net realized capital losses in the prior year, decreased interest credited to contractholder funds and lower life and annuity contract benefits, partially offset by higher amortization of DAC.

Analysis of revenues   Total revenues increased 42.4% or $388 million in the second quarter of 2011 and 28.0% or $567 million in the first six months of 2011 compared to the same periods of 2010 due to net realized capital gains in the current year compared to net realized capital losses in the prior year and higher premiums and contract charges, partially offset by lower net investment income.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Underwritten products
Traditional life insurance premiums	$109	$104	$217	$210
Accident and health insurance premiums	162	151	323	307
Interest-sensitive life insurance contract charges	253	249	501	491
Subtotal	524	504	1,041	1,008

Annuities
Immediate annuities with life contingencies premiums	15	31	58	58
Other fixed annuity contract charges	8	10	17	23
Subtotal	23	41	75	81

Life and annuity premiums and contract charges (1)	$547	$545	$1,116	$1,089

(1) Contract charges related to the cost of insurance totaled $162 million and $159 million in the second quarter of 2011 and 2010, respectively, and $324 million and $315 million in the first six months of 2011 and 2010, respectively.

Total premiums and contract charges increased 0.4% and 2.5% in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010 primarily due to growth in Allstate Benefits’s accident and health insurance business in force and higher contract charges on interest-sensitive life insurance products resulting from the aging of our policyholders and a shift in the mix of policies in force to contracts with higher cost of insurance rates, partially offset by lower sales of immediate annuities with life contingencies.  Sales of immediate annuities with life contingencies fluctuate with changes in our pricing competitiveness relative to other insurers.

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Contractholder funds, beginning balance	$46,834	$51,027	$48,195	$52,582

Deposits
Fixed annuities	142	237	306	528
Interest-sensitive life insurance	316	391	645	786
Bank and other deposits	97	234	310	486
Total deposits	555	862	1,261	1,800

Interest credited	413	448	823	910

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(306)	(827)	(793)	(1,781)
Benefits	(367)	(395)	(739)	(790)
Surrenders and partial withdrawals	(1,723)	(1,355)	(3,016)	(2,603)
Contract charges	(255)	(243)	(506)	(484)
Net transfers from separate accounts	3	3	6	5
Fair value hedge adjustments for institutional products	--	(74)	(34)	(197)
Other adjustments (1)	(76)	(3)	(119)	1
Total maturities, benefits, withdrawals and other adjustments	(2,724)	(2,894)	(5,201)	(5,849)
Contractholder funds, ending balance	$45,078	$49,443	$45,078	$49,443

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

Contractholder funds decreased 3.7% and 6.5% in the second quarter and first six months of 2011, respectively, compared to decreases of 3.1% and 6.0% in the second quarter and first six months of 2010, respectively, reflecting our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 8.5% and 8.6% in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010.

Contractholder deposits decreased 35.6% and 29.9% in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010 primarily due to lower deposits on fixed annuities and Allstate Bank products.

Maturities and retirements of institutional products decreased 63.0% to $306 million in the second quarter of 2011 and 55.5% to $793 million in the first six months of 2011 from $827 million and $1.78 billion in the same periods of 2010, reflecting the continuing decline in these obligations over the past three years.

Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products (including maturities of certificates of deposit) increased 27.2% to $1.72 billion in the second quarter of 2011 and 15.9% to $3.02 billion in the first six months of 2011 from $1.36 billion and $2.60 billion in the second quarter and first six months of 2010, respectively, primarily due to higher surrenders and partial withdrawals on fixed annuities, partially offset by lower surrenders and partial withdrawals on interest-sensitive life insurance products and Allstate Bank products.  The increase for fixed annuities resulted from an increased number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge as well as crediting rate actions taken by management.  The annualized surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of year contractholder funds, was 15.0% in the first six months of 2011 compared to 12.2% in the first six months of 2010.

Net investment income decreased 4.0% or $29 million to $694 million in the second quarter of 2011 and 5.2% or $76 million to $1.38 billion in the first six months of 2011 from $723 million and $1.45 billion in the second quarter and first six months of 2010, respectively, primarily due to reduced average investment balances which were partially offset by higher yields.  Net investment income was $707 million, $692 million and $684 million in the third quarter of 2010, fourth quarter of 2010 and first quarter of 2011, respectively.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Impairment write-downs	$(43)	$(143)	$(93)	$(287)
Change in intent write-downs	(5)	(57)	(47)	(80)
Net other-than-temporary impairment losses recognized in earnings	(48)	(200)	(140)	(367)
Sales	112	18	223	62
Valuation of derivative instruments	(38)	(149)	(42)	(203)
Settlements of derivative instruments	4	(30)	10	(11)
EMA limited partnership income	32	8	50	4
Realized capital gains and losses, pre-tax	62	(353)	101	(515)
Income tax (expense) benefit	(22)	123	(36)	180
Realized capital gains and losses, after-tax	$40	$(230)	$65	$(335)

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses   Total costs and expenses decreased 2.4% or $26 million in the second quarter of 2011 and 0.6% or $14 million in the first six months of 2011 compared to the same periods of 2010 primarily due to lower contract benefits and interest credited to contractholder funds, partially offset by higher amortization of DAC.

Life and annuity contract benefits decreased 13.0% or $63 million in the second quarter of 2011 and 5.5% or $51 million in the first six months of 2011 compared to the same periods of 2010 primarily due to reserve reestimations recorded in second quarter 2010 that did not recur in 2011.

The reserve reestimations in the second quarter of 2010 utilized more refined policy level information and assumptions.  The increase in reserves for certain secondary guarantees on universal life insurance policies resulted in a charge to contract benefits of $68 million and a related reduction in amortization of DAC of $50 million.  The decrease in reserves for immediate annuities resulted in a credit to contract benefits of $26 million.  The net impact was an increase to income of $8 million, pre-tax.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $135 million and $270 million in the second quarter and first six months of 2011, respectively, compared to $139 million and $278 million in the second quarter and first six months of 2010, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Life insurance	$98	$23	$191	$111
Accident and health insurance	71	60	145	124
Annuities	(8)	16	(20)	6
Total benefit spread	$161	$99	$316	$241

Benefit spread increased 62.6% or $62 million in the second quarter of 2011 and 31.1% or $75 million in the first six months of 2011 compared to the same periods of 2010.  The increase in both periods was primarily due to reestimations of reserves that increased contract benefits for interest-sensitive life insurance and decreased contract benefits for immediate annuities with life contingencies in 2010, and lower morbidity experience on certain accident and health products and growth at Allstate Benefits.

Interest credited to contractholder funds decreased 7.3% or $33 million in the second quarter of 2011 and 8.5% or $78 million in the first six months of 2011 compared to the same periods of 2010 primarily due to lower average contractholder funds and lower interest crediting rates on deferred fixed annuities, interest-sensitive life insurance and immediate fixed annuities.  Additionally, valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $4 million in the second quarter of 2011 and decreased interest credited to contractholder funds by $8 million in first six months of 2011.

Amortization of deferred sales inducement costs in the second quarter and first six months of 2011 was $5 million and $15 million, respectively, compared to $6 million and $11 million in the second quarter and first six months of 2010, respectively.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Annuities and institutional products	$51	$54	$99	$104
Life insurance	14	6	25	13
Allstate Bank products	6	8	14	16
Accident and health insurance	5	4	10	8
Net investment income on investments supporting capital	66	62	125	122
Total investment spread	$142	$134	$273	$263

Investment spread increased 6.0% or $8 million in the second quarter of 2011 and 3.8% or $10 million in the first six months of 2011 compared to the same periods of 2010 as actions to improve investment portfolio yields and lower crediting rates more than offset the effect of the continuing decline in our spread-based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2011	2010	2011	2010	2011	2010
Interest-sensitive life insurance	5.5%	5.5%	4.2%	4.4%	1.3%	1.1%
Deferred fixed annuities and institutional products	4.6	4.5	3.3	3.2	1.3	1.3
Immediate fixed annuities with and without life contingencies	6.4	6.5	6.3	6.4	0.1	0.1
Investments supporting capital, traditional life and other products	3.8	3.7	n/a	n/a	n/a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2011	2010	2011	2010	2011	2010
Interest-sensitive life insurance	5.5%	5.5%	4.2%	4.4%	1.3%	1.1%
Deferred fixed annuities and institutional products	4.6	4.5	3.3	3.2	1.3	1.3
Immediate fixed annuities with and without life contingencies	6.3	6.5	6.3	6.4	--	0.1
Investments supporting capital, traditional life and other products	3.7	3.7	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	June 30,
	2011	2010
Immediate fixed annuities with life contingencies	$8,768	$8,572
Other life contingent contracts and other	5,019	4,911
Reserve for life-contingent contract benefits	$13,787	$13,483

Interest-sensitive life insurance	$10,728	$10,525
Deferred fixed annuities	27,263	30,709
Immediate fixed annuities without life contingencies	3,782	3,840
Institutional products	1,915	2,650
Allstate Bank products	923	1,092
Market value adjustments related to fair value hedges and other	467	627
Contractholder funds	$45,078	$49,443

Amortization of DAC increased $75 million in the second quarter of 2011 and $133 million in the first six months of 2011 compared to the same periods of 2010.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Amortization of DAC before amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged and changes in assumptions	$(103)	$(41)	$(203)	$(139)
(Amortization) accretion relating to realized capital gains and losses(1) and valuation changes on embedded derivatives that are not hedged	(7)	6	(42)	3
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”)	--	--	(12)	12
Total amortization of DAC	$(110)	$(35)	$(257)	$(124)

(1)   The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The increases of $75 million and $133 million in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010 were primarily due to lower amortization in the second quarter of 2010 resulting from decreased benefit spread on interest-sensitive life insurance due to the reestimation of reserves, increased amortization relating to realized capital gains and losses and, for the first six months of 2011, an unfavorable change in amortization acceleration/deceleration for changes in assumptions.  DAC amortization relating to realized capital gains and losses primarily resulted from realized capital gains on sales of fixed income securities in 2011.

During the first quarter of 2011, we completed our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts which covers assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  The review resulted in an acceleration of DAC amortization (charge to income) of $12 million in the first quarter of 2011.  Amortization acceleration of $17 million related to interest-sensitive life insurance and was primarily due to an increase in projected expenses.  Amortization deceleration of $5 million related to equity-indexed annuities and was primarily due to an increase in projected investment margins.

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

Operating costs and expenses decreased 5.2% and 7.2% in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Non-deferrable acquisition costs	$40	$41	$82	$85
Other operating costs and expenses	70	75	137	151
Total operating costs and expenses	$110	$116	$219	$236

Restructuring and related charges	$--	$(1)	$(2)	$(1)

Non-deferrable acquisition costs decreased 2.4% or $1 million and 3.5% or $3 million in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010 primarily due to lower premium tax expenses.  Other operating costs and expenses decreased 6.7% or $5 million and 9.3% or $14 million in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010.  The declines were primarily due to lower net Allstate agencies distribution channel expenses reflecting increased fees from sales of third party financial products, lower employee and professional service costs and lower occupancy costs due to consolidation of office buildings, partially offset by lower reinsurance expense allowances.

Loss on disposition of $17 million in the first six months of 2011 includes $21 million related to the planned dissolution of Allstate Bank.  The previously announced agreement to sell substantially all of the deposits of Allstate Bank to Discover Bank has been terminated.  We are continuing with plans to wind down the Allstate Bank’s operations and anticipate obtaining regulatory approval to cancel its banking charter by year end 2011.

Income tax expense of $84 million and $130 million was recognized for the second quarter and first six months of 2011, respectively, compared to an income tax benefit of $61 million and $65 million, respectively, in the same periods of 2010.  This change was due to the proportionate change in the income on which the income tax expense was determined.

INVESTMENTS HIGHLIGHTS

•                  Investments as of June 30, 2011 totaled $99.29 billion, a decrease of 1.2% from $100.48 billion as of December 31, 2010.

•                  Unrealized net capital gains totaled $2.51 billion as of June 30, 2011, improving from $1.39 billion as of December 31, 2010.

•                  As of June 30, 2011, the fair value for our below investment grade fixed income securities with gross unrealized losses totaled $3.91 billion compared to $3.29 billion as of December 31, 2010.  The gross unrealized losses for these securities totaled $831 million as of June 30, 2011, an improvement of 23.1% from $1.08 billion as of December 31, 2010.

•                  Net investment income was $1.02 billion in the second quarter of 2011, a decrease of 2.8% from $1.05 billion in the second quarter of 2010, and $2.00 billion in the first six months of 2011, a decrease of 4.6% from $2.10 billion in the first six months of 2010.

•                  Net realized capital gains were $57 million in the second quarter of 2011 compared to net realized capital losses of $451 million in the second quarter of 2010.  Net realized capital gains were $153 million in the first six months of 2011 compared to net realized capital losses of $799 million in the first six months of 2010.

•                  Derivative net realized capital losses totaled $53 million in the second quarter of 2011 compared to net realized capital losses of $310 million in the second quarter of 2010, and net realized capital losses of $120 million in the first six months of 2011 compared to net realized capital losses of $495 million in the first six months of 2010.

INVESTMENTS

Improved markets in combination with our risk mitigation and return optimization strategies have strengthened our capital position, enabling us to execute yield and return enhancement strategies, while continuing to manage market risks.  We modified the maturity profile of our fixed income portfolio through shifts out of longer term fixed rate and shorter term lower yielding securities into intermediate term maturity securities.  Additionally, we increased our exposure to below investment grade corporate fixed income securities through a higher targeted allocation and reinvestment of proceeds from the sale of lower rated structured securities.

The composition of the investment portfolios as of June 30, 2011 is presented in the table below.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$27,504	76.2%	$47,861	80.2%	$3,049	86.8%	$78,414	79.0%
Equity securities (2)	4,748	13.1	206	0.4	--	--	4,954	5.0
Mortgage loans	132	0.4	6,695	11.2	--	--	6,827	6.9
Limited partnership interests (3)	2,913	8.1	1,449	2.4	38	1.1	4,400	4.4
Short-term (4)	770	2.1	1,342	2.3	424	12.1	2,536	2.5
Other	52	0.1	2,106	3.5	--	--	2,158	2.2
Total	$36,119	100.0%	$59,659	100.0%	$3,511	100.0%	$99,289	100.0%

(1)   Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $27.10 billion, $46.42 billion and $2.98 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)   Equity securities are carried at fair value.  Cost basis for these securities was $4.17 billion and $159 million for Property-Liability and Allstate Financial, respectively.

(3)   We have commitments to invest in additional limited partnership interests totaling $1.01 billion and $705 million for Property-Liability and Allstate Financial, respectively.

(4)   Short-term investments are carried at fair value.  Amortized cost basis for these investments was $770 million, $1.34 billion and $424 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(5)   Balances reflect the elimination of related party investments between segments.

Total investments decreased to $99.29 billion as of June 30, 2011, from $100.48 billion as of December 31, 2010, primarily due to net reductions in contractholder obligations, partially offset by higher valuations of fixed income securities and an increase of $442 million in collateral from securities lending activities.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically defined as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation of fixed income securities for the six months ended June 30, 2011 was due to a combination of declining risk-free interest rates and narrowing credit spreads.

The Property-Liability investment portfolio increased to $36.12 billion as of June 30, 2011, from $35.05 billion as of December 31, 2010, primarily due to positive operating cash flows, higher valuations of fixed income securities and increased collateral from securities lending activities, partially offset by dividends paid by Allstate Insurance Company (“AIC”) to its parent, The Allstate Corporation (the “Corporation”).

The Allstate Financial investment portfolio decreased to $59.66 billion as of June 30, 2011, from $61.58 billion as of December 31, 2010, primarily due to net reductions in contractholder obligations of $3.11 billion, partially offset by higher valuations of fixed income securities.

The Corporate and Other investment portfolio decreased to $3.51 billion as of June 30, 2011, from $3.85 billion as of December 31, 2010, primarily due to share repurchases, dividends paid to shareholders and interest paid on debt, partially offset by dividends of $438 million paid by AIC to the Corporation.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of June 30, 2011	Percent to total investments	Fair value as of December 31, 2010	Percent to total investments
U.S. government and agencies	$6,187	6.2%	$8,596	8.6%
Municipal	14,673	14.8	15,934	15.9
Corporate	42,369	42.7	37,655	37.5
Foreign government	3,043	3.1	3,158	3.1
Residential mortgage-backed securities (“RMBS”)	5,990	6.0	7,993	7.9
Commercial mortgage-backed securities (“CMBS”)	1,986	2.0	1,994	2.0
Asset-backed securities (“ABS”)	4,142	4.2	4,244	4.2
Redeemable preferred stock	24	--	38	--
Total fixed income securities	$78,414	79.0%	$79,612	79.2%

As of June 30, 2011, 90.8% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners (“NAIC”), and/or internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of June 30, 2011.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$6,187	$315	$--	$--	$--	$--

Municipal
Tax exempt	1,367	82	4,063	126	2,383	40
Taxable	198	5	2,477	83	1,047	(5)
Auction rate securities (“ARS”)	683	(40)	59	(6)	83	(11)

Corporate
Public	1,188	32	2,853	117	10,119	463
Privately placed	1,115	37	1,853	58	4,184	206

Foreign government	1,602	227	567	26	524	41

RMBS
U.S. government sponsored entities (“U.S. Agency”)	3,374	158	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	271	5	40	(1)	197	2
Alt-A residential mortgage-backed securities (“Alt-A”)	3	--	43	(1)	72	(1)
Subprime residential mortgage-backed securities (“Subprime”)	--	--	66	(19)	43	(6)

CMBS	1,053	42	278	(6)	153	(14)

ABS
Collateralized debt obligations (“CDO”)	12	--	705	(4)	377	(31)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,371	37	387	4	328	3

Redeemable preferred stock	--	--	1	--	--	--

Total fixed income securities	$18,424	$900	$13,392	$377	$19,510	$687

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$6,187	$315

Municipal
Tax exempt	1,202	(37)	501	(54)	9,516	157
Taxable	424	(37)	116	(22)	4,262	24
ARS	70	(8)	--	--	895	(65)

Corporate
Public	10,110	518	2,716	36	26,986	1,166
Privately placed	6,705	263	1,526	29	15,383	593

Foreign government	350	29	--	--	3,043	323

RMBS
U.S. Agency	--	--	--	--	3,374	158
Prime	39	1	541	(12)	1,088	(5)
Alt-A	47	1	398	(77)	563	(78)
Subprime	86	(27)	770	(389)	965	(441)

CMBS	331	(58)	171	(61)	1,986	(97)

ABS
CDO	285	(60)	411	(84)	1,790	(179)
Consumer and other ABS	219	(1)	47	(3)	2,352	40

Redeemable preferred stock	23	1	--	--	24	1

Total fixed income securities	$19,891	$585	$7,197	$(637)	$78,414	$1,912

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $14.67 billion as of June 30, 2011 with an unrealized net capital gain of $116 million.  The municipal bond portfolio includes general obligations of state and local issuers, revenue bonds and pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $1.66 billion of pre-refunded bonds, as of June 30, 2011.

($ in millions) State	State general obligation	Local general obligation	Revenue (1)	Fair value	Amortized cost	Average credit rating (2)
California	$73	$752	$685	$1,510	$1,569	A
Texas	17	435	614	1,066	1,051	Aa
Florida	54	207	549	810	799	A
New York	33	26	525	584	573	Aa
Ohio	39	205	292	536	544	A
Illinois	--	166	347	513	508	A
Missouri	32	157	279	468	468	A
Michigan	42	138	280	460	460	Aa
Pennsylvania	94	116	212	422	420	Aa
Delaware	--	--	412	412	438	Aa
All others	878	1,404	3,945	6,227	6,186	A
Total	$1,262	$3,606	$8,140	$13,008	$13,016	A

(1) The nature of the activities supporting revenue municipals is highly diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

(2) The municipal bonds are rated by third party credit rating agencies, the NAIC and/or internally rated.

Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor.  We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments.  As a result of downgrades in the insurers’ credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor.  As of June 30, 2011, 99.4% of our insured municipal bond portfolio is rated investment grade.  Given the effects of the economic crisis on bond insurers, the value inherent in the insurance has declined.  Further, we believe the fair value of our insured municipal bond portfolio substantially reflects the decline in the value of the insurance.  We believe that the loss of the benefit of insurance would not result in a material adverse impact on our results of operations, financial position or liquidity.

Included in our municipal bond holdings as of June 30, 2011 are $869 million of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and are also internally rated.  These holdings include $424 million of below investment grade municipal bonds, most of which were purchased to provide the opportunity to achieve incremental returns.

Corporate bonds, including publicly traded and privately placed, totaled $42.37 billion as of June 30, 2011 with an unrealized net capital gain of $1.76 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.

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

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $5.99 billion, with 71.5% rated investment grade, as of June 30, 2011.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with our RMBS portfolio is partially mitigated due to the fact that 56.3% of the portfolio consists of securities that were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $366 million as of June 30, 2011 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to higher risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  The following table shows our RMBS portfolio as of June 30, 2011 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

2010	$169	$2	$187	$2	$56	$--	$--	$--	$412	$4
2009	651	20	66	1	8	--	--	--	725	21
2008	561	21	--	--	--	--	--	--	561	21
2007	222	8	243	5	72	(32)	231	(140)	768	(159)
2006	201	10	193	--	164	(16)	242	(122)	800	(128)
2005	429	22	175	(13)	117	(15)	263	(110)	984	(116)
Pre-2005	1,141	75	224	--	146	(15)	229	(69)	1,740	(9)
Total	$3,374	$158	$1,088	$(5)	$563	$(78)	$965	$(441)	$5,990	$(366)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of June 30, 2011, $815 million of the Prime had fixed rate underlying collateral and $273 million had variable rate underlying collateral.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  As of June 30, 2011, $423 million of the Alt-A had fixed rate underlying collateral and $140 million had variable rate underlying collateral.

Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $713 million and $252 million of first lien and second lien securities, respectively.  As of June 30, 2011, $532 million of the Subprime had fixed rate underlying collateral and $433 million had variable rate underlying collateral.

CMBS totaled $1.99 billion, with 91.4% rated investment grade, as of June 30, 2011.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 94.6% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio as of June 30, 2011 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2011	$1	$--
2010	24	1
2007	280	(13)
2006	584	(81)
2005	326	(23)
Pre-2005	771	19
Total CMBS	$1,986	$(97)

The unrealized net capital loss of $97 million as of June 30, 2011 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, largely due to the macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  CMBS credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year CMBS.

ABS, including CDO and Consumer and other ABS, totaled $4.14 billion, with 88.9% rated investment grade, as of June 30, 2011.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $139 million as of June 30, 2011 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.79 billion, with 77.0% rated investment grade, as of June 30, 2011.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.40 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $88 million.  The remaining $395 million of securities consisted of synthetic CDO, trust preferred CDO, project finance CDO, market value CDO, collateralized bond obligations and other CLO with unrealized losses of $91 million.

Consumer and other ABS totaled $2.35 billion, with 98.0% rated investment grade, as of June 30, 2011.  Consumer and other ABS consists of $878 million of consumer auto and $1.47 billion of other ABS with unrealized gains of $6 million and $34 million, respectively.

Mortgage loans  Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $6.83 billion as of June 30, 2011, compared to $6.68 billion as of December 31, 2010, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.

We recognized $7 million and $13 million of realized capital losses related to net increases in the valuation allowance on impaired mortgage loans for the three months and six months ended June 30, 2011, respectively, primarily due to the risk associated with refinancing near-term maturities, and decreases in occupancy which resulted in deteriorating debt service coverage and declines in property valuations.  While property valuations show signs of stabilization or recovery in many larger, primary markets, valuations in many smaller cities remain under stress.

For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of June 30, 2011.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$977	$345	$79	$7	$1,408
Equity method of accounting (“EMA”)	715	559	1,346	372	2,992
Total	$1,692	$904	$1,425	$379	$4,400

Number of sponsors	92	44	12	7
Number of individual funds	148	89	92	11
Largest exposure to single fund	$37	$135	$81	$60

Our aggregate limited partnership exposure represented 4.4% and 3.8% of total invested assets as of June 30, 2011 and December 31, 2010, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended June 30,
	2011				2010
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$18	$33	$51	$(1)	$8	$20	$28	$--
Real estate funds	--	19	19	--	1	(8)	(7)	(8)
Hedge funds	--	5	5	--	--	8	8	--
Tax credit funds	--	(2)	(2)	--	(2)	--	(2)	--

Total	$18	$55	$73	$(1)	$7	$20	$27	$(8)

	Six months ended June 30,
	2011				2010
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$27	$52	$79	$(2)	$14	$35	$49	$(2)
Real estate funds	1	27	28	--	1	(36)	(35)	(29)
Hedge funds	--	41	41	--	--	25	25	(1)
Tax credit funds	--	(2)	(2)	--	(2)	--	(2)	--

Total	$28	$118	$146	$(2)	$13	$24	$37	$(32)

(1) Impairment write-downs related to Cost limited partnerships were $1 million and $2 million in the three months and six months ended June 30, 2011, respectively, compared to $7 million and $31 million in the three months and six months ended June 30, 2010, respectively.  There were no impairment write-downs related to EMA limited partnerships in the three months and six months ended June 30, 2011, compared to $1 million in both the three months and six months ended June 30, 2010.

Limited partnership interests, excluding impairment write-downs, produced income of $73 million and $146 million in the three months and six months ended June 30, 2011, respectively, compared to $27 million and $37 million in the three months and six months ended June 30, 2010, respectively.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on Cost limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $2.51 billion as of June 30, 2011 compared to unrealized net capital gains of $1.39 billion as of December 31, 2010.  The improvement since December 31, 2010 for fixed income securities was due to a combination of declining risk-free interest rates and narrowing credit spreads.  The improvement since December 31, 2010 for equity securities was primarily due to improved equity valuations.  The following table presents unrealized net capital gains and losses, pre-tax.

($ in millions)	June 30, 2011	March 31, 2011	December 31, 2010
U.S. government and agencies	$315	$257	$276
Municipal	116	(254)	(267)
Corporate	1,759	1,300	1,395
Foreign government	323	295	337
RMBS	(366)	(377)	(516)
CMBS	(97)	(103)	(219)
ABS	(139)	(169)	(181)
Redeemable preferred stock	1	1	1
Fixed income securities (1)	1,912	950	826
Equity securities	625	645	583
EMA limited partnership interests	7	7	--
Derivatives	(36)	(30)	(22)
Unrealized net capital gains and losses, pre-tax	$2,508	$1,572	$1,387

(1) Unrealized net capital gains and losses for fixed income securities as of June 30, 2011, March 31, 2011 and December 31, 2010 comprise $(240) million, $(257) million and $(293) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $2.15 billion, $1.21 billion and $1.12 billion, respectively, related to other unrealized net capital gains and losses.

The unrealized net capital gains for the fixed income portfolio totaled $1.91 billion and comprised $3.50 billion of gross unrealized gains and $1.59 billion of gross unrealized losses as of June 30, 2011.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $826 million, comprised of $3.26 billion of gross unrealized gains and $2.43 billion of gross unrealized losses as of December 31, 2010.

Gross unrealized gains and losses as of June 30, 2011 on fixed income securities by type and sector are provided in the table below.

($ in millions)			Gross unrealized			Amortized cost as a	Fair value as a
	Par value (1)	Amortized cost	Gains	Losses	Fair value	percent of par value (2)	percent of par value (2)
Corporate:
Banking	$4,414	$4,330	$144	$(90)	$4,384	98.1%	99.3%
Utilities	6,732	6,754	475	(45)	7,184	100.3	106.7
Consumer goods (cyclical and non-cyclical)	7,296	7,407	329	(31)	7,705	101.5	105.6
Capital goods	4,751	4,765	275	(22)	5,018	100.3	105.6
Financial services	3,899	3,849	149	(21)	3,977	98.7	102.0
Transportation	1,883	1,901	110	(14)	1,997	101.0	106.1
Basic industry	2,019	2,036	104	(9)	2,131	100.8	105.5
Communications	2,752	2,757	121	(8)	2,870	100.2	104.3
Technology	1,751	1,769	67	(6)	1,830	101.0	104.5
Energy	3,047	3,089	163	(3)	3,249	101.4	106.6
FDIC guaranteed	157	158	2	--	160	100.6	101.9
Other	1,890	1,795	75	(6)	1,864	95.0	98.6
Total corporate fixed income portfolio	40,591	40,610	2,014	(255)	42,369	100.0	104.4

U.S. government and agencies	6,413	5,872	318	(3)	6,187	91.6	96.5
Municipal	16,746	14,557	491	(375)	14,673	86.9	87.6
Foreign government	3,079	2,720	327	(4)	3,043	88.3	98.8
RMBS	7,058	6,356	203	(569)	5,990	90.1	84.9
CMBS	2,102	2,083	57	(154)	1,986	99.1	94.5
ABS	4,521	4,281	95	(234)	4,142	94.7	91.6
Redeemable preferred stock	21	23	1	--	24	109.5	114.3
Total fixed income securities	$80,531	$76,502	$3,506	$(1,594)	$78,414	95.0	97.4

(1)

Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity. These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $534 million, $1.43 billion, $3.63 billion and $1.12 billion, respectively.

(2)

Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.4% for corporates, 101.2% for U.S. government and agencies, 99.9% for municipals and 103.6% for foreign governments. Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 104.7% for corporates, 104.6% for U.S. government and agencies, 101.1% for municipals and 110.1% for foreign governments.

The banking, utilities, consumer goods, capital goods and financial services sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2011. In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $625 million and comprised $705 million of gross unrealized gains and $80 million of gross unrealized losses as of June 30, 2011. This is compared to an unrealized net capital gain for the equity portfolio totaling $583 million, comprised of $646 million of gross unrealized gains and $63 million of gross unrealized losses as of December 31, 2010.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired. The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. All investments in an unrealized loss position as of June 30, 2011 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of June 30, 2011.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$198	$(3)	$--	$--	$198	$(3)
Municipal	3,729	(286)	478	(89)	4,207	(375)
Corporate	4,879	(192)	1,653	(63)	6,532	(255)
Foreign government	114	(4)	--	--	114	(4)
RMBS	487	(59)	1,219	(510)	1,706	(569)
CMBS	763	(91)	160	(63)	923	(154)
ABS	1,281	(128)	395	(106)	1,676	(234)
Total	$11,451	$(763)	$3,905	$(831)	$15,356	$(1,594)

We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas. Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a low risk of default. Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher risk of default.

As of June 30, 2011, 58% of our below investment grade gross unrealized losses were concentrated in RMBS, specifically Alt-A and Subprime. The fair value of these securities totaled $1.02 billion, a decrease of 5.7%, compared to $1.08 billion as of December 31, 2010. Gross unrealized losses on these securities totaled $478 million as of June 30, 2011, an improvement of 13.7%, compared to $554 million as of December 31, 2010, due to impairment write-downs, principal collections, sales and improved valuations, partially offset by the downgrade of certain securities to below investment grade. In addition, as of June 30, 2011, the fair value of our below investment grade CMBS with gross unrealized losses totaled $160 million compared to $135 million as of December 31, 2010. As of June 30, 2011, gross unrealized losses for our below investment grade CMBS portfolio totaled $63 million, an improvement of 53.0% from $134 million as of December 31, 2010, due to sales, improved valuations and impairment write-downs, partially offset by the downgrade of certain securities to below investment grade.

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

The non-credit-related unrealized losses for our structured securities, including our below investment grade Alt-A and Subprime, are heavily influenced by risk factors other than those related to our best estimate of future cash flows. The difference between these securities’ original or current effective rates and the yields implied by their fair value indicates that a higher risk premium is included in the valuation of these securities than existed at initial issue or purchase. This risk premium represents the return that a market participant requires as compensation to assume the risk associated with the uncertainties regarding the future performance of the underlying collateral. The risk premium is comprised of: default risk, which reflects the probability of default and the uncertainty related to collection of contractual principal and interest; liquidity risk, which reflects the risk associated with exiting the investment in an illiquid market, both in terms of timeliness and cost; and volatility risk, which reflects the potential valuation volatility during an investor’s holding period. Other factors reflected in the risk premium include the costs associated with underwriting, monitoring and holding these types of complex securities. Certain aspects of the default risk are included in the development of our best estimate of future cash flows, as appropriate. Other aspects of the risk premium are considered to be temporary in nature and are expected to reverse over the remaining lives of the securities as future cash flows are received.

Other-than-temporary impairment assessment for below investment grade Alt-A and Subprime RMBS

As of June 30, 2011, the fair value of our below investment grade Alt-A securities with gross unrealized losses totaled $318 million, an increase of 10.4% compared to $288 million as of December 31, 2010. As of June 30, 2011, gross unrealized losses for our below investment grade Alt-A portfolio totaled $87 million, an improvement of 25.0% compared to $116 million as of December 31, 2010, due to impairment write-downs, improved valuations, principal collections and sales, partially offset by downgrade of certain securities to below investment grade. For our below investment grade Alt-A securities with gross unrealized gains of $11 million, we have recognized cumulative write-downs in earnings totaling $52 million as of June 30, 2011.

As of June 30, 2011, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $704 million, a decrease of 11.6% compared to $796 million as of December 31, 2010. As of June 30, 2011, gross unrealized losses for our below investment grade Subprime portfolio totaled $391 million, an improvement of 10.7% compared to $438 million as of December 31, 2010, due to impairment write-downs, principal collections, sales and improved valuations, partially offset by downgrade of certain securities to below investment grade. For our below investment grade Subprime with gross unrealized gains totaling $3 million, we have recognized cumulative write-downs in earnings totaling $84 million as of June 30, 2011.

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

96.4% and 3.6% of the fair value of our below investment grade Alt-A securities with gross unrealized losses were issued with Aaa and Aa original ratings and capital structure classifications, respectively.74.6%, 21.7% and

3.7% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively. As described previously, Alt-A and Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings. While the projected cash flow assumptions for our below investment grade Alt-A and Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Alt-A securities with gross unrealized losses, by credit rating.

($ in millions)	June 30, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	1.3%	9.3%	9.1%	1.6%	3.2%	4.5%	2.8%	n/a
Projected additional collateral losses to be incurred (2)	12.3%	24.2%	24.0%	10.3%	12.4%	23.7%	14.9%	n/a
Class-level
Average remaining credit enhancement (3)	12.0%	5.6%	5.7%	14.6%	17.6%	25.4%	18.6%	n/a
Security-specific
Number of positions	1	31	32	6	5	5	16	48
Par value	$9	$427	$436	$60	$20	$38	$118	$554
Amortized cost	$9	$284	$293	$60	$20	$32	$112	$405
Fair value	$9	$214	$223	$57	$14	$24	$95	$318
Gross unrealized losses
Total	$--	$(70)	$(70)	$(3)	$(6)	$(8)	$(17)	$(87)
12-24 months (4)	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (5)	$--	$(67)	$(67)	$(3)	$(5)	$(6)	$(14)	$(81)
Cumulative write-downs recognized (6)	$--	$(110)	$(110)	$--	$--	$--	$--	$(110)
Principal payments received during the period (7)								$32

	December 31, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.5%	0.7%	8.1%	8.0%	0.1%	3.1%	3.7%	3.0%	n/a
Projected additional collateral losses to be incurred (2)	9.9%	22.5%	24.6%	24.5%	4.8%	16.6%	17.8%	15.4%	n/a
Class-level
Average remaining credit enhancement (3)	9.9%	19.0%	6.8%	6.9%	5.3%	27.1%	23.9%	20.7%	n/a
Security-specific
Number of positions	1	1	27	29	2	2	8	12	41
Par value	$4	$3	$439	$446	$16	$4	$68	$88	$534
Amortized cost	$4	$2	$316	$322	$16	$4	$62	$82	$404
Fair value	$1	$1	$220	$222	$13	$2	$51	$66	$288
Gross unrealized losses
Total	$(3)	$(1)	$(96)	$(100)	$(3)	$(2)	$(11)	$(16)	$(116)
12-24 months (4)	$--	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (5)	$(3)	$(1)	$(90)	$(94)	$(3)	$(2)	$(10)	$(15)	$(109)
Cumulative write-downs recognized (6)	$--	$(1)	$(92)	$(93)	$--	$--	$--	$--	$(93)
Principal payments received during the period (7)									$67

(1)

Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust. The weighting calculation is based on the par value of each security. Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table. Actual cumulative realized principal losses on the below investment grade Alt-A securities we own, as reported by the trust servicers, were $9 million as of June 30, 2011.

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

(5)

Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months. As of June 30, 2011, $43 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $11 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months. As of December 31, 2010, $70 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $11 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

(6)	Includes cumulative write-downs recorded in accordance with GAAP.

(7)	Reflects principal payments for the six months ended June 30, 2011 or the year ended December 31, 2010, respectively.

The above tables include information about our below investment grade Alt-A securities with gross unrealized losses as of each period presented. The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, principal payments, sales, purchases and realized principal losses.

As of June 30, 2011, our below investment grade Alt-A securities with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 2.8%. Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 28.1% and a projected weighted average loss severity of 51.2%, which resulted in projected additional collateral losses of 14.9%. As the average remaining credit enhancement for these securities of 18.6% exceeds the projected additional collateral losses of 14.9%, these securities have not been impaired.

As of June 30, 2011, our below investment grade Alt-A securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 9.1%. Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 43.4% and a projected weighted average loss severity of 54.6%, which resulted in projected additional collateral losses of 24.0%. As the average remaining credit enhancement for these securities of 5.7% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment. The current average recovery value of these securities as a percentage of par was 68.7% and exceeded these securities’ current average amortized cost as a percentage of par of 67.3%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time. The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Alt-A securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations in 2010 and 2011. We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value. As of June 30, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis. We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

($ in millions)	June 30, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	14.5%	17.9%	17.8%	3.1%	6.4%	11.1%	8.1%	n/a
Projected additional collateral losses to be incurred	38.6%	42.1%	42.0%	32.3%	31.6%	35.9%	34.1%	n/a
Class-level
Average remaining credit enhancement	26.7%	20.0%	20.3%	47.8%	44.2%	43.2%	44.5%	n/a
Security-specific
Number of positions	5	72	77	9	13	32	54	131
Par value	$40	$865	$905	$85	$72	$183	$340	$1,245
Amortized cost	$33	$589	$622	$85	$72	$183	$340	$962
Fair value	$23	$382	$405	$63	$47	$95	$205	$610
Gross unrealized losses
Total	$(10)	$(207)	$(217)	$(22)	$(25)	$(88)	$(135)	$(352)
12-24 months	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (2)	$(10)	$(207)	$(217)	$(22)	$(25)	$(88)	$(135)	$(352)
Cumulative write-downs recognized	$(6)	$(267)	$(273)	$--	$--	$--	$--	$(273)
Principal payments received during the period								$37

	December 31, 2010
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	12.0%	16.1%	16.0%	13.2%	12.5%	12.6%	12.7%	n/a
Projected additional collateral losses to be incurred	38.2%	43.2%	43.0%	46.5%	42.7%	40.8%	42.1%	n/a
Class-level
Average remaining credit enhancement	26.0%	22.6%	22.8%	72.7%	63.6%	50.5%	56.7%	n/a
Security-specific
Number of positions	5	81	86	11	10	35	56	142
Par value	$42	$952	$994	$73	$69	$265	$407	$1,401
Amortized cost	$33	$650	$683	$73	$69	$265	$407	$1,090
Fair value	$21	$425	$446	$62	$54	$158	$274	$720
Gross unrealized losses
Total	$(12)	$(225)	$(237)	$(11)	$(15)	$(107)	$(133)	$(370)
12-24 months	$--	$(9)	$(9)	$--	$--	$--	$--	$(9)
Over 24 months (2)	$(12)	$(216)	$(228)	$(11)	$(15)	$(107)	$(133)	$(361)
Cumulative write-downs recognized	$(9)	$(293)	$(302)	$--	$--	$--	$--	$(302)
Principal payments received during the period								$99

(1) Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $17 million as of June 30, 2011.

(2) As of June 30, 2011, $170 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $120 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2010, $188 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $108 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

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

As of June 30, 2011, our Subprime securities that are reliably insured include 10 below investment grade Subprime securities with a total fair value of $94 million and aggregate gross unrealized losses of $39 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.  As of December 31, 2010, our Subprime securities that are reliably insured included 10 below investment grade Subprime securities with a total fair value of $76 million and aggregate gross unrealized losses of $68 million.

As of June 30, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 8.1%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 49.5% and a projected weighted average loss severity of 69.4%, which resulted in projected additional collateral losses of 34.1%.  As the average remaining credit enhancement for these securities of 44.5% exceeds the projected additional collateral losses of 34.1%, these securities have not been impaired.

As of June 30, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 17.8%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 56.0% and a projected weighted average loss severity of 76.5%, which resulted in projected additional collateral losses of 42.0%.  As the average remaining credit enhancement for these securities of 20.3% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 71.7% and exceeded these securities’ current average amortized cost as a percentage of par of 68.8%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations in 2010 and 2011.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of June 30, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Problem, restructured, or potential problem securities

We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as “problem,” “restructured” or “potential problem.”  Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan.  Fixed income and bank loan investments are categorized as restructured when the debtor is experiencing financial difficulty and we grant a concession.  Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest according to the original terms, which causes us to believe these investments may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments.

($ in millions)	June 30, 2011
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$99	$83	83.8%	$81	81.8%	0.1%
Problem	542	200	36.9	191	35.2	0.3
Potential problem	2,579	1,327	51.5	1,039	40.3	1.3
Total	$3,220	$1,610	50.0	$1,311	40.7	1.7%
Cumulative write-downs recognized (3)		$868

	December 31, 2010
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$99	$83	83.8%	$79	79.8%	0.1%
Problem	665	214	32.2	188	28.3	0.2
Potential problem	3,441	1,485	43.2	1,171	34.0	1.5
Total	$4,205	$1,782	42.4	$1,438	34.2	1.8%
Cumulative write-downs recognized (3)		$1,005

(1) The difference between par value and amortized cost of $1.61 billion and $2.42 billion as of June 30, 2011 and December 31, 2010, respectively, is primarily attributable to write-downs and a zero-coupon security.

(2) Bank loans are reflected at amortized cost.

(3) Cumulative write-downs recognized only reflect impairment write-downs related to investments within the problem, potential problem and restructured categories.

As of June 30, 2011, amortized cost for the problem category was $200 million and comprised $87 million of Subprime, $55 million of municipal bonds, $44 million of Alt-A, $6 million of corporates (primarily privately placed), $5 million of CDO and $3 million of Consumer and other ABS.

As of June 30, 2011, amortized cost for the potential problem category was $1.33 billion and comprised $558 million of Subprime, $297 million of Alt-A, $246 million of Prime, $111 million of municipal bonds, $56 million of CDO, $34 million of corporates (primarily public), $18 million of CMBS, $4 million of bank loans and $3 million of Consumer and other ABS.

Net investment income   The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fixed income securities	$899	$955	$1,799	$1,914
Equity securities	34	25	53	46
Mortgage loans	87	99	176	203
Limited partnership interests	18	7	28	13
Short-term investments	1	2	3	4
Other	26	6	37	7
Investment income, before expense	1,065	1,094	2,096	2,187
Investment expense	(45)	(45)	(94)	(88)
Net investment income	$1,020	$1,049	$2,002	$2,099

Net investment income decreased 2.8% or $29 million in the second quarter of 2011 and 4.6% or $97 million in the first six months of 2011 compared to the same periods of 2010.  These declines were primarily due to lower average investment balances due to decreased Allstate Financial contractholder funds, partially offset by higher yields.  Net investment income was $1.01 billion, $998 million and $982 million in the third quarter of 2010, fourth quarter of 2010 and first quarter of 2011, respectively.

Realized capital gains and losses   The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Impairment write-downs	$(70)	$(239)	$(184)	$(462)
Change in intent write-downs	(16)	(67)	(85)	(99)
Net other-than-temporary impairment losses recognized in earnings	(86)	(306)	(269)	(561)
Sales	141	145	424	233
Valuation of derivative instruments	(50)	(283)	(28)	(438)
Settlements of derivative instruments	(3)	(27)	(92)	(57)
EMA limited partnership income	55	20	118	24
Realized capital gains and losses, pre-tax	57	(451)	153	(799)
Income tax (expense) benefit	(21)	157	(54)	279
Realized capital gains and losses, after-tax	$36	$(294)	$99	$(520)

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fixed income securities	$(48)	$(172)	$(134)	$(352)
Equity securities	(13)	(31)	(33)	(37)
Mortgage loans	(7)	(28)	(13)	(41)
Limited partnership interests	(1)	(8)	(2)	(32)
Other investments	(1)	--	(2)	--
Impairment write-downs	$(70)	$(239)	$(184)	$(462)

Impairment write-downs for the three months and six months ended June 30, 2011 were primarily driven by RMBS, which experienced deterioration in expected cash flows, and investments with commercial real estate exposure, including CMBS, equity securities, mortgage loans and certain real estate related municipal bonds, which were impacted by lower real estate valuations or experienced deterioration in expected cash flows.  Equity securities were also written down due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends.  Impairment write-downs on below investment grade RMBS and CMBS were $30 million and $13 million for the three months ended June 30, 2011, respectively, and $76 million and $32 million for the six months ended June 30, 2011, respectively.

Change in intent write-downs are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fixed income securities	$(16)	$(67)	$(85)	$(93)
Mortgage loans	--	--	--	(6)
Change in intent write-downs	$(16)	$(67)	$(85)	$(99)

The change in intent write-downs in the three months and six months ended June 30, 2011 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily lower yielding, floating rate RMBS and municipal bonds.

Sales generated $141 million and $424 million of net realized gains for the three months and six months ended June 30, 2011, respectively.  Net realized gains for the three months ended June 30, 2011 primarily related to $145 million of net gains on sales of corporate, U.S. government, foreign government and ABS securities and $28 million of net gains on sales of equity securities, partially offset by $40 million of net losses on sales of municipal fixed income securities.  Net realized gains for the six months ended June 30, 2011 primarily related to $266 million of net gains on sales of corporate, U.S. government, foreign government and ABS securities and $170 million of net gains on sales of equity securities, partially offset by $35 million of net losses on sales of municipal fixed income securities.

Valuation and settlements of derivative instruments net realized capital losses totaling $53 million for the three months ended June 30, 2011 included $50 million of losses on the valuation of derivative instruments and $3 million of losses on the settlement of derivative instruments.  Valuation and settlements of derivative instruments net realized capital losses totaling $120 million for the six months ended June 30, 2011 included $28 million of losses on the valuation of derivative instruments and $92 million of losses on the settlement of derivative instruments.  The net realized capital losses on derivative instruments for the three months ended June 30, 2011 primarily included losses on interest rate risk management due to decreases in interest rates.  The net realized capital losses on derivative instruments for the six months ended June 30, 2011 primarily included losses on interest rate risk management due to decreases in interest rates and volatility and losses on equity exposure risk management due to an increase in equity indices and a decrease in volatility.  As a component of our approach to managing interest rate risk, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholders’ equity as of June 30, 2011 was $18.76 billion, a decrease of 1.3% from $19.02 billion as of December 31, 2010.

•                  On January 3, 2011, April 1, 2011 and July 1, 2011, we paid a quarterly shareholder dividend of $0.20, $0.21 and $0.21, respectively.  On July 12, 2011, we declared a quarterly shareholder dividend of $0.21 to be payable on October 3, 2011.

•                  During the first six months of 2011, we repurchased 16.9 million common shares for $532 million.  As of June 30, 2011, our current $1.00 billion share repurchase program had $308 million remaining and is expected to be completed by March 31, 2012.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	June 30, 2011	December 31, 2010
Common stock, retained income and other shareholders’ equity items	$18,391	$19,200
Accumulated other comprehensive income (loss)	373	(184)
Total shareholders’ equity	18,764	19,016
Debt	5,907	5,908
Total capital resources	$24,671	$24,924

Ratio of debt to shareholders’ equity	31.5%	31.1%
Ratio of debt to capital resources	23.9%	23.7%

Shareholders’ equity decreased in the first six months of 2011, primarily due to share repurchases, dividends paid to shareholders and a net loss, partially offset by increased unrealized net capital gains on investments.

Debt Except for $42 million in long-term debt related to the synthetic leases scheduled to mature in December 2011, we do not have any required principal payments until 2012 when $350 million of 6.125% Senior Notes are due.

Share repurchases During the first six months of 2011, we repurchased 16.9 million common shares for $532 million.  As of June 30, 2011, $308 million remained on our current $1.00 billion share repurchase program that we commenced in November 2010, and is expected to be completed by March 31, 2012.

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

Parent company capital capacity  At the parent holding company level, we have deployable invested assets totaling $3.49 billion as of June 30, 2011.  These assets include investments that are generally saleable within one quarter totaling $3.02 billion.  This provides funds for the parent company’s relatively low fixed charges.

In the first six months of 2011, dividends totaling $438 million were paid by AIC to its parent, the Corporation.

The Corporation has access to additional borrowing to support liquidity as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2011, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio as of June 30, 2011 was 20.0%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the second quarter and first six months of 2011.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on May 8, 2009.  We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 383 million shares of treasury stock as of June 30, 2011), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds as of June 30, 2011 were $45.08 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2011.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,166	13.7%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	17,903	39.7
Market value adjustments (2)	7,045	15.6
Subject to discretionary withdrawal without adjustments (3)	13,964	31.0
Total contractholder funds (4)	$45,078	100.0%

(1) Includes $9.16 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2) $5.84 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3) 68% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4) Includes $1.09 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities increased 42.7% and 23.7% in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010.  The annualized surrender and partial withdrawal rate on deferred annuities, interest-sensitive life insurance and

Allstate Bank products, based on the beginning of year contractholder funds, was 15.0% and 12.2% for the first six months of 2011 and 2010, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of June 30, 2011, total institutional products outstanding were $1.90 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of June 30, 2011.

($ in millions)
2011	$25
2012	40
2013	1,750
2016	85
$1,900

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

The following table summarizes consolidated cash flow activities by business segment for the six months ended June 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2011	2010	2011	2010	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$641	$736	$731	$1,427	$(112)	$(69)	$1,260	$2,094
Investing activities	(220)	(493)	2,847	2,193	388	53	3,015	1,753
Financing activities	(3)	(4)	(3,396)	(3,549)	(745)	(195)	(4,144)	(3,748)
Net increase in consolidated cash							$131	$99

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Lower cash provided by operating activities in the first six months of 2011 compared to the first six months of 2010 was primarily due to higher claim payments, partially offset by lower income tax payments.

Lower cash used in investing activities in the first six months of 2011 compared to the first six months of 2010 was primarily due to higher net sales of fixed income and equity securities, partially offset by higher net purchases of fixed income and equity securities.

Allstate Financial  Lower cash provided by operating cash flows in the first six months of 2011 compared to the first six months of 2010 was primarily due to income tax refunds in the first six months of 2010.

Higher cash provided by investing activities in the first six months of 2011 compared to the first six months of 2010 were impacted by higher net sales of fixed income securities used to fund reductions in contractholder fund liabilities.

Lower cash used in financing activities in the first six months of 2011 compared to the first six months of 2010 was primarily due to decreased maturities and retirements of institutional products, partially offset by higher surrenders and partial withdrawals on fixed annuities and lower deposits on fixed annuities and Allstate Bank products.

Corporate and Other  Fluctuations in the Corporate and Other operating cash flows were primarily due to the timing of intercompany settlements.  Investing activities primarily relate to investments in the portfolios of Kennett Capital Inc.  Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, repayment of debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.

RECENT DEVELOPMENTS

Management is focused on the following to improve our return on equity (excluding primarily the effects of realized and unrealized capital gains and losses) to approach our historic level by 2014 and maintain this level on average over time:

•                  Maintain historically strong combined ratio in Allstate Brand standard auto in the mid-90’s.

•                  Target Allstate Brand homeowners combined ratio excluding catastrophes in the low-60’s.  Adequate returns require homeowners combined ratios including catastrophes in the mid-80’s over time.

•                  Move to low single-digit growth in Allstate Protection auto policies in 2013; anticipate continued decline in auto policies in 2011.

•                  Improve Allstate Financial operating return on equity to reach 9-10% based on Allstate Financial segment operating income measure, excluding approximately $1.0 billion of capital in excess of management requirements expected to be produced during the same period.

•                  Maintain investment portfolio yield and optimize interest rate risk in 2011.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
April 1, 2011 - April 30, 2011	2,311,900	$31.7557	2,311,900	$466 million
May 1, 2011 - May 31, 2011	2,620,462	$32.4648	2,620,462	$381 million
June 1, 2011 - June 30, 2011	2,423,096	$30.1562	2,423,078	$308 million
Total	7,355,458	$31.4814	7,355,440

(1) In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

April:  none

May:  none

June:  18

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

The Allstate Corporation
(Registrant)

July 29, 2011	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

3(i)

Amended and Restated Certificate of Incorporation filed with the Secretary of Delaware on May 18, 2011, incorporated herein by reference to Exhibit 3(i) to The Allstate Corporation current report on Form 8-K filed May 18, 2011.

3(ii)

Amended and Restated Bylaws of The Allstate Corporation effective May 18, 2011, incorporated herein by reference to Exhibit 3(ii) to The Allstate Corporation current report on Form 8-K filed May 18, 2011.

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.1

Stock Purchase Agreement, dated as of May 17, 2011, between White Mountains Holdings (Luxembourg) S.à r.l. and The Allstate Corporation, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed May 23, 2011. (Certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit.)

10.2

Guaranty Agreement, dated as of May 17, 2011, by White Mountains Insurance Group, Ltd. in favor of The Allstate Corporation, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation current report on Form 8-K filed May 23, 2011.

10.3	Form of Tier One Change of Control Employment Agreement for Agreements entered into on or after February 22, 2011.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated July 29, 2011, concerning unaudited interim financial information.

31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-1