Form 10-Q
period 2011-09-30
ALLSTATE CORP
filed 2011-10-31
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	X	Accelerated filer	____

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

As of October 18, 2011, the registrant had 505,352,126 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$6,432	$6,499	$19,337	$19,515
Life and annuity premiums and contract charges	552	548	1,668	1,637
Net investment income	994	1,005	2,996	3,104
Realized capital gains and losses:
Total other-than-temporary impairment losses	(197)	(99)	(435)	(637)
Portion of loss recognized in other comprehensive income	(6)	(68)	(37)	(91)
Net other-than-temporary impairment losses recognized in earnings	(203)	(167)	(472)	(728)
Sales and other realized capital gains and losses	467	23	889	(215)
Total realized capital gains and losses	264	(144)	417	(943)
	8,242	7,908	24,418	23,313

Costs and expenses
Property-liability insurance claims and claims expense	5,132	4,603	15,963	14,109
Life and annuity contract benefits	455	445	1,331	1,372
Interest credited to contractholder funds	405	445	1,240	1,358
Amortization of deferred policy acquisition costs	1,122	1,006	3,191	2,969
Operating costs and expenses	825	828	2,465	2,446
Restructuring and related charges	8	9	28	33
Interest expense	92	91	275	275
	8,039	7,427	24,493	22,562
Gain (loss) on disposition of operations	--	9	(17)	12

Income (loss) from operations before income tax expense (benefit)	203	490	(92)	763

Income tax expense (benefit)	38	123	(156)	131

Net income	$165	$367	$64	$632

Earnings per share:

Net income per share - Basic	$0.32	$0.68	$0.12	$1.17

Weighted average shares - Basic	512.0	540.9	520.4	540.6

Net income per share - Diluted	$0.32	$0.68	$0.12	$1.16

Weighted average shares - Diluted	514.2	543.0	522.9	542.7

Cash dividends declared per share	$0.21	$0.20	$0.63	$0.60

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30, 2011	December 31, 2010
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $73,935 and $78,786)	$76,394	$79,612
Equity securities, at fair value (cost $4,252 and $4,228)	4,157	4,811
Mortgage loans	6,956	6,679
Limited partnership interests	4,407	3,816
Short-term, at fair value (amortized cost $3,517 and $3,279)	3,517	3,279
Other	2,094	2,286
Total investments	97,525	100,483
Cash	1,026	562
Premium installment receivables, net	4,988	4,839
Deferred policy acquisition costs	4,444	4,769
Reinsurance recoverables, net	6,720	6,552
Accrued investment income	854	809
Deferred income taxes	792	784
Property and equipment, net	908	921
Goodwill	874	874
Other assets	2,037	1,605
Separate Accounts	6,791	8,676
Total assets	$126,959	$130,874
Liabilities
Reserve for property-liability insurance claims and claims expense	$20,395	$19,468
Reserve for life-contingent contract benefits	14,308	13,482
Contractholder funds	43,776	48,195
Unearned premiums	10,002	9,800
Claim payments outstanding	960	737
Other liabilities and accrued expenses	6,691	5,564
Long-term debt	5,907	5,908
Separate Accounts	6,791	8,676
Total liabilities	108,830	111,830

Commitments and Contingent Liabilities (Note 10)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	--	--
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 505 million and 533 million shares outstanding	9	9
Additional capital paid-in	3,177	3,176
Retained income	31,704	31,969
Deferred ESOP expense	(43)	(44)
Treasury stock, at cost (395 million and 367 million shares)	(16,693)	(15,910)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(155)	(190)
Other unrealized net capital gains and losses	1,683	1,089
Unrealized adjustment to DAC, DSI and insurance reserves	(496)	36
Total unrealized net capital gains and losses	1,032	935
Unrealized foreign currency translation adjustments	49	69
Unrecognized pension and other postretirement benefit cost	(1,135)	(1,188)
Total accumulated other comprehensive loss	(54)	(184)
Total shareholders’ equity	18,100	19,016
Noncontrolling interest	29	28
Total equity	18,129	19,044
Total liabilities and equity	$126,959	$130,874

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities	(unaudited)
Net income	$64	$632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	149	55
Realized capital gains and losses	(417)	943
Loss (gain) on disposition of operations	17	(12)
Interest credited to contractholder funds	1,240	1,358
Changes in:
Policy benefits and other insurance reserves	546	143
Unearned premiums	220	172
Deferred policy acquisition costs	138	(138)
Premium installment receivables, net	(158)	(137)
Reinsurance recoverables, net	(275)	(229)
Income taxes	(188)	178
Other operating assets and liabilities	335	58
Net cash provided by operating activities	1,671	3,023
Cash flows from investing activities
Proceeds from sales
Fixed income securities	23,916	17,345
Equity securities	1,116	4,262
Limited partnership interests	762	387
Mortgage loans	74	121
Other investments	149	98
Investment collections
Fixed income securities	3,864	3,672
Mortgage loans	491	784
Other investments	105	96
Investment purchases
Fixed income securities	(21,900)	(20,712)
Equity securities	(1,066)	(2,721)
Limited partnership interests	(1,159)	(1,040)
Mortgage loans	(896)	(55)
Other investments	(199)	(99)
Change in short-term investments, net	64	104
Change in other investments, net	(357)	(464)
Purchases of property and equipment, net	(160)	(114)
Disposition of operations	1	7
Net cash provided by investing activities	4,805	1,671
Cash flows from financing activities
Repayment of long-term debt	(1)	(1)
Contractholder fund deposits	1,606	2,297
Contractholder fund withdrawals	(6,439)	(6,779)
Dividends paid	(327)	(322)
Treasury stock purchases	(858)	(5)
Shares reissued under equity incentive plans, net	18	26
Excess tax benefits on share-based payment arrangements	(4)	(7)
Other	(7)	(15)
Net cash used in financing activities	(6,012)	(4,806)
Net increase (decrease) in cash	464	(112)
Cash at beginning of period	562	612
Cash at end of period	$1,026	$500

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

The condensed consolidated financial statements and notes as of September 30, 2011 and for the three-month and nine-month periods ended September 30, 2011 and 2010 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Criteria for Classification as a Troubled Debt Restructuring (“TDR”)

In April 2011, the FASB issued clarifying guidance related to determining whether a loan modification or restructuring should be classified as a TDR.  The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, specifically whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  The guidance related to the identification of a TDR is to be applied retrospectively to the beginning of the annual period of adoption.  The measurement of impairment on a TDR identified under this guidance is effective prospectively.  Disclosures about the credit quality of financing receivables and the allowance for credit losses previously deferred for TDRs, is also effective for reporting periods beginning on or after June 15, 2011.  The adoption of this guidance as of July 1, 2011 did not have a material effect on the Company’s results of operations or financial position.

Pending accounting standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specifies that the costs must be based on successful efforts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct-response advertising accounting criteria are met.  If application of the guidance would result in the capitalization of acquisition costs that had not been capitalized prior to adoption, the entity may elect not to capitalize those additional costs.  The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted.   The Company plans to adopt the new guidance retrospectively.  Upon adoption on January 1, 2012, the deferred policy acquisition costs (“DAC”) balance will be reduced with a corresponding decrease to retained income, net of taxes.  In periods subsequent to January 1, 2012, a lower amount of acquisition costs will be capitalized which will increase operating costs and expenses and the smaller DAC balance will result in decreased amortization of DAC.  The Company is in the process of completing the retrospective adoption calculations and measuring the impact of adoption on the Company’s results of operations and financial position.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued guidance amending the presentation of comprehensive income and its components.  Under the new guidance, an entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements.  Both options require an entity to present reclassification adjustments for items reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The guidance is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively.  Early adoption is permitted.  The impact of adoption is related to presentation only and will have no impact on the Company’s results of operations and financial position.  In October 2011, the FASB announced that they will discuss at a future meeting whether to delay the effective date of certain provisions in the new guidance related to the presentation of reclassification adjustments.

Intangibles – Goodwill and Other

In September 2011, the FASB issued guidance providing the option to first assess qualitative factors, such as macroeconomic conditions and industry and market considerations, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If indicated by the qualitative assessment, then it is necessary to perform the two-step goodwill impairment test.  If the option is not elected, the guidance requiring the two-step goodwill impairment test is unchanged.  The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The impact of adoption is not expected to be material to the Company’s results of operations and financial position.

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

The computation of basic and diluted earnings per share is presented in the following table.

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$165	$367	$64	$632

Denominator:
Weighted average common shares outstanding	512.0	540.9	520.4	540.6
Effect of dilutive potential common shares:
Stock options	1.6	1.9	2.0	2.0
Restricted stock units (non-participating)	0.6	0.2	0.5	0.1
Weighted average common and dilutive potential common shares outstanding	514.2	543.0	522.9	542.7

Earnings per share - Basic	$0.32	$0.68	$0.12	$1.17
Earnings per share - Diluted	$0.32	$0.68	$0.12	$1.16

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 27.6 million and 27.6 million Allstate common shares, with exercise prices ranging from $24.70 to $62.84 and $27.36 to $62.84, were outstanding for the three-month periods ended September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share in those periods.  Options to purchase 27.6 million and 26.6 million Allstate common shares, with exercise prices ranging from $25.91 to $62.84 and $27.36 to $64.53, were outstanding for the nine-month periods ended September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share in those periods.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans (primarily refinances at maturity with no concessions granted to the borrower), fixed income securities, limited partnerships and other investments, as well as mergers completed with equity securities, totaled $564 million and $544 million for the nine months ended September 30, 2011 and 2010, respectively.

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

($ in millions)	Nine months ended September 30,
	2011	2010
Net change in proceeds managed
Net change in short-term investments	$(301)	$187
Operating cash flow (used) provided	(301)	187
Net change in cash	1	2
Net change in proceeds managed	$(300)	$189

Net change in liabilities
Liabilities for collateral, beginning of year	$(484)	$(658)
Liabilities for collateral, end of period	(784)	(469)
Operating cash flow provided (used)	$300	$(189)

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
September 30, 2011
U.S. government and agencies	$4,009	$337	$--	$4,346
Municipal	14,445	816	(262)	14,999
Corporate	42,335	2,644	(450)	44,529
Foreign government	1,941	197	(5)	2,133
Residential mortgage-backed securities (“RMBS”)	5,027	146	(541)	4,632
Commercial mortgage-backed securities (“CMBS”)	2,045	37	(258)	1,824
Asset-backed securities (“ABS”)	4,110	87	(291)	3,906
Redeemable preferred stock	23	2	--	25
Total fixed income securities	$73,935	$4,266	$(1,807)	$76,394

December 31, 2010
U.S. government and agencies	$8,320	$327	$(51)	$8,596
Municipal	16,201	379	(646)	15,934
Corporate	36,260	1,816	(421)	37,655
Foreign government	2,821	347	(10)	3,158
RMBS	8,509	216	(732)	7,993
CMBS	2,213	58	(277)	1,994
ABS	4,425	113	(294)	4,244
Redeemable preferred stock	37	1	--	38
Total fixed income securities	$78,786	$3,257	$(2,431)	$79,612

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of September 30, 2011:

($ in millions)	Amortized	Fair
	cost	value
Due in one year or less	$3,441	$3,507
Due after one year through five years	20,985	21,764
Due after five years through ten years	20,860	22,097
Due after ten years	19,512	20,488
	64,798	67,856
RMBS and ABS	9,137	8,538
Total	$73,935	$76,394

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed income securities	$862	$926	$2,661	$2,840
Equity securities	23	17	76	63
Mortgage loans	91	92	267	295
Limited partnership interests	33	6	61	19
Short-term investments	2	2	5	6
Other	27	5	64	12
Investment income, before expense	1,038	1,048	3,134	3,235
Investment expense	(44)	(43)	(138)	(131)
Net investment income	$994	$1,005	$2,996	$3,104

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed income securities	$603	$84	$615	$(240)
Equity securities	(77)	83	60	142
Mortgage loans	(28)	(1)	(37)	(54)
Limited partnership interests	8	(20)	129	(15)
Derivatives	(234)	(286)	(354)	(779)
Other	(8)	(4)	4	3
Realized capital gains and losses	$264	$(144)	$417	$(943)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Impairment write-downs	$(190)	$(137)	$(374)	$(599)
Change in intent write-downs	(13)	(30)	(98)	(129)
Net other-than-temporary impairment losses recognized in earnings	(203)	(167)	(472)	(728)
Sales	692	319	1,116	552
Valuation of derivative instruments	(254)	(133)	(282)	(571)
Settlements of derivative instruments	20	(152)	(72)	(209)
Equity method of accounting (“EMA”) limited partnership income	9	(11)	127	13
Realized capital gains and losses	$264	$(144)	$417	$(943)

Gross gains of $709 million and $387 million and gross losses of $32 million and $173 million were realized on sales of fixed income securities during the three months ended September 30, 2011 and 2010, respectively.  Gross gains of $1.10 billion and $673 million and gross losses of $218 million and $360 million were realized on sales of fixed income securities during the nine months ended September 30, 2011 and 2010, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(8)	$--	$(8)	$(50)	$(3)	$(53)
Corporate	(14)	--	(14)	(19)	1	(18)
Foreign government	--	--	--	(1)	--	(1)
RMBS	(57)	(3)	(60)	(164)	(28)	(192)
CMBS	(1)	(3)	(4)	(27)	(10)	(37)
ABS	--	--	--	(7)	3	(4)
Total fixed income securities	(80)	(6)	(86)	(268)	(37)	(305)
Equity securities	(81)	--	(81)	(114)	--	(114)
Mortgage loans	(29)	--	(29)	(42)	--	(42)
Limited partnership interests	(2)	--	(2)	(4)	--	(4)
Other	(5)	--	(5)	(7)	--	(7)
Other-than-temporary impairment losses	$(197)	$(6)	$(203)	$(435)	$(37)	$(472)

	Three months ended September 30, 2010			Nine months ended September 30, 2010
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$--	$(1)	$(106)	$4	$(102)
Corporate	(14)	(1)	(15)	(67)	1	(66)
RMBS	(56)	(41)	(97)	(268)	(43)	(311)
CMBS	(1)	(26)	(27)	(44)	(37)	(81)
ABS	--	--	--	(9)	(16)	(25)
Total fixed income securities	(72)	(68)	(140)	(494)	(91)	(585)
Equity securities	(14)	--	(14)	(51)	--	(51)
Mortgage loans	(3)	--	(3)	(50)	--	(50)
Limited partnership interests	(10)	--	(10)	(42)	--	(42)
Other-than-temporary impairment losses	$(99)	$(68)	$(167)	$(637)	$(91)	$(728)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $211 million and $322 million as of September 30, 2011 and December 31, 2010, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2011	December 31, 2010
Municipal	$(12)	$(27)
Corporate	(36)	(31)
RMBS	(372)	(467)
CMBS	(8)	(49)
ABS	(22)	(41)
Total	$(450)	$(615)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$(912)	$(1,309)	$(1,046)	$(1,187)
Cumulative effect of change in accounting principle	--	81	--	81
Additional credit loss for securities previously other-than-temporarily impaired	(56)	(101)	(133)	(265)
Additional credit loss for securities not previously other-than-temporarily impaired	(25)	(9)	(82)	(197)
Reduction in credit loss for securities disposed or collected	66	104	313	330
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	42	15	43
Change in credit loss due to accretion of increase in cash flows	4	1	10	4
Ending balance	$(923)	$(1,191)	$(923)	$(1,191)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
September 30, 2011	value	Gains	Losses	gains (losses)
Fixed income securities	$76,394	$4,266	$(1,807)	$2,459
Equity securities	4,157	250	(345)	(95)
Short-term investments	3,517	--	--	--
Derivative instruments (1)	(10)	2	(17)	(15)
EMA limited partnership interests (2)				7
Unrealized net capital gains and losses, pre-tax				2,356
Amounts recognized for:
Insurance reserves (3)				(641)
DAC and DSI (4)				(122)
Amounts recognized				(763)
Deferred income taxes				(561)
Unrealized net capital gains and losses, after-tax				$1,032
_________________
(1)				Included in the fair value of derivative instruments are $(6) million classified as assets and $4 million classified as liabilities.
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

	Fair	Gross unrealized		Unrealized net
December 31, 2010	value	Gains	Losses	gains (losses)
Fixed income securities	$79,612	$3,257	$(2,431)	$826
Equity securities	4,811	646	(63)	583
Short-term investments	3,279	--	--	--
Derivative instruments (1)	(17)	2	(24)	(22)
Unrealized net capital gains and losses, pre-tax				1,387
Amounts recognized for:
Insurance reserves				(41)
DAC and DSI				97
Amounts recognized				56
Deferred income taxes				(508)
Unrealized net capital gains and losses, after-tax				$935
_________________

(1)				Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the nine months ended September 30, 2011 is as follows:

($ in millions)
Fixed income securities	$1,633
Equity securities	(678)
Derivative instruments	7
EMA limited partnership interests	7
Total	969
Amounts recognized for:
Insurance reserves	(600)
DAC and DSI	(219)
Amounts recognized	(819)
Deferred income taxes	(53)
Increase in unrealized net capital gains and losses	$97

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

The Company’s portfolio monitoring process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security. Inherent in the Company’s evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer.  Some of the factors that may be considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost.

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
September 30, 2011
Fixed income securities
U.S. government and agencies	6	$151	$--	--	$--	$--	$--
Municipal	173	1,243	(26)	303	1,958	(236)	(262)
Corporate	509	6,073	(219)	104	1,327	(231)	(450)
Foreign government	18	346	(5)	--	--	--	(5)
RMBS	110	284	(13)	289	1,193	(528)	(541)
CMBS	69	566	(58)	74	530	(200)	(258)
ABS	49	683	(8)	114	1,062	(283)	(291)
Total fixed income securities	934	9,346	(329)	884	6,070	(1,478)	(1,807)
Equity securities	2,453	2,067	(339)	49	20	(6)	(345)
Total fixed income and equity securities	3,387	$11,413	$(668)	933	$6,090	$(1,484)	$(2,152)

Investment grade fixed income securities	633	$6,733	$(182)	567	$4,147	$(728)	$(910)
Below investment grade fixed income securities	301	2,613	(147)	317	1,923	(750)	(897)
Total fixed income securities	934	$9,346	$(329)	884	$6,070	$(1,478)	$(1,807)

December 31, 2010
Fixed income securities
U.S. government and agencies	32	$2,081	$(51)	--	$--	$--	$(51)
Municipal	847	4,130	(175)	411	2,715	(471)	(646)
Corporate	438	5,994	(186)	150	1,992	(235)	(421)
Foreign government	33	277	(9)	1	10	(1)	(10)
RMBS	280	583	(12)	422	1,939	(720)	(732)
CMBS	14	158	(3)	114	835	(274)	(277)
ABS	68	762	(8)	133	1,313	(286)	(294)
Total fixed income securities	1,712	13,985	(444)	1,231	8,804	(1,987)	(2,431)
Equity securities	773	610	(48)	44	91	(15)	(63)
Total fixed income and equity securities	2,485	$14,595	$(492)	1,275	$8,895	$(2,002)	$(2,494)

Investment grade fixed income securities	1,607	$13,280	$(408)	857	$6,217	$(943)	$(1,351)
Below investment grade fixed income securities	105	705	(36)	374	2,587	(1,044)	(1,080)
Total fixed income securities	1,712	$13,985	$(444)	1,231	$8,804	$(1,987)	$(2,431)

As of September 30, 2011, $837 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $837 million, $422 million are related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of September 30, 2011, the remaining $1.31 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $488 million of these unrealized losses were evaluated based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $1.31 billion, $668 million are related to below investment grade fixed income securities and $159 million are related to equity securities.  Of these amounts, $512 million of the below investment grade fixed income securities had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2011.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations.

RMBS, CMBS and ABS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings.  This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for RMBS and ABS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying securities, taking into consideration credit enhancements from reliable bond insurers, where applicable.  Unrealized losses on equity securities are primarily related to temporary equity market fluctuations of securities that are expected to recover.

As of September 30, 2011, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of September 30, 2011, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of September 30, 2011 and December 31, 2010, the carrying value of equity method limited partnership interests totaled $2.96 billion and $2.47 billion, respectively.  The Company recognizes an impairment loss for equity method investments when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnership interests for the three months and nine months ended September 30, 2011 and the three months ended September 30, 2010, and write-downs of $1 million for the nine months ended September 30, 2010.

As of September 30, 2011 and December 31, 2010, the carrying value for cost method limited partnership interests was $1.45 billion and $1.35 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs related to cost method investments of $2 million and $10 million for the three months ended September 30, 2011 and 2010, respectively, and $4 million and $41 million for the nine months ended September 30, 2011 and 2010, respectively.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Mortgage loan valuation allowances are charged off when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2011.

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

($ in millions)	September 30, 2011			December 31, 2010
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$277	$--	$277	$280	$--	$280
1.0 - 1.25	1,699	--	1,699	1,583	16	1,599
1.26 - 1.50	1,584	69	1,653	1,520	5	1,525
Above 1.50	2,888	168	3,056	2,540	546	3,086
Total non-impaired mortgage loans	$6,448	$237	$6,685	$5,923	$567	$6,490

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2011	December 31, 2010
Impaired mortgage loans with a valuation allowance	$257	$168
Impaired mortgage loans without a valuation allowance	14	21
Total impaired mortgage loans	$271	$189
Valuation allowance on impaired mortgage loans	$70	$84

The average balance of impaired loans was $201 million during the nine months ended September 30, 2011.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended September 30, 2011	Nine months ended September 30, 2011
Beginning balance	$68	$84
Net increase in valuation allowance	29	42
Charge offs	(27)	(56)
Ending balance	$70	$70

The carrying value of past due mortgage loans is as follows:

($ in millions)	September 30, 2011	December 31, 2010
Less than 90 days past due	$--	$12
90 days or greater past due	64	78
Total past due	64	90
Current loans	6,892	6,589
Total mortgage loans	$6,956	$6,679

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

RMBS and ABS:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.

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

OTC derivatives, including interest rate swaps, foreign currency swaps, foreign exchange forward contracts, certain options and certain credit default swaps, are valued using models that rely on inputs such as interest rate yield curves, currency rates, and counterparty credit spreads that are observable for substantially the full term of the contract.  The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

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

RMBS, CMBS and ABS:  Valued based on non-binding broker quotes received from brokers who are familiar with the investments.

•                  Other investments:  Certain OTC derivatives, such as interest rate caps and floors, certain credit default swaps and certain options (including swaptions), are valued using models that are widely accepted in the financial services industry.  These are categorized as Level 3 as a result of the significance of non-market observable inputs such as volatility.  Other primary inputs include interest rate yield curves and credit spreads.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2011:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of September 30,
	(Level 1)	(Level 2)	(Level 3)	netting	2011
Assets
Fixed income securities:
U.S. government and agencies	$2,934	$1,412	$--		$4,346
Municipal	--	13,546	1,453		14,999
Corporate	--	42,799	1,730		44,529
Foreign government	--	2,133	--		2,133
RMBS	--	4,540	92		4,632
CMBS	--	1,748	76		1,824
ABS	--	2,105	1,801		3,906
Redeemable preferred stock	--	24	1		25
Total fixed income securities	2,934	68,307	5,153		76,394
Equity securities	3,488	627	42		4,157
Short-term investments	200	3,317	--		3,517
Other investments:
Free-standing derivatives	--	383	1	$(140)	244
Separate account assets	6,791	--	--		6,791
Other assets	3	--	1		4
Total recurring basis assets	13,416	72,634	5,197	(140)	91,107
Non-recurring basis (1)	--	--	158		158
Total assets at fair value	$13,416	$72,634	$5,355	$(140)	$91,265
% of total assets at fair value	14.7%	79.6%	5.9%	(0.2) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(597)		$(597)
Other liabilities:
Free-standing derivatives	(3)	(225)	(111)	$138	(201)
Total liabilities at fair value	$(3)	$(225)	$(708)	$138	$(798)
% of total liabilities at fair value	0.4%	28.2%	88.7%	(17.3) %	100.0%

____________

(1)  Includes $141 million of mortgage loans, $3 million of limited partnership interests and $14 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

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
___________ (1) Includes $111 million of mortgage loans and $9 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2011.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of June 30, 2011	Net income (1)	OCI on Statement of Financial Position	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$1,554	$(10)	$1	$--	$(22)
Corporate	1,720	(4)	(23)	3	(107)
RMBS	1,194	--	2	--	(1,100)
CMBS	938	(1)	(5)	20	(877)
ABS	2,167	(36)	(75)	--	(329)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	7,574	(51)	(100)	23	(2,435)
Equity securities	42	--	--	--	--
Other investments:
Free-standing derivatives, net	(56)	(57)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$7,561	$(108)	$(100)	$23	$(2,435)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(629)	$2	$--	$--	$--
Total recurring Level 3 liabilities	$(629)	$2	$--	$--	$--

	Purchases	Sales	Issuances	Settlements	Balance as of September 30, 2011
Assets
Fixed income securities:
Municipal	$--	$(70)	$--	$--	$1,453
Corporate	245	(59)	--	(45)	1,730
RMBS	--	--	--	(4)	92
CMBS	2	--	--	(1)	76
ABS	165	(1)	--	(90)	1,801
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	412	(130)	--	(140)	5,153
Equity securities	--	--	--	--	42
Other investments:
Free-standing derivatives, net	5	--	--	(2)	(110)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$417	$(130)	$--	$(142)	$5,086

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(15)	$45	$(597)
Total recurring Level 3 liabilities	$--	$--	$(15)	$45	$(597)

_______________

(1)  The effect to net income totals $(106) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(119) million in realized capital gains and losses, $14 million in net investment income, $54 million in interest credited to contractholder funds and $(55) million in life and annuity contract benefits.

(2)  Comprises $1 million of assets and $111 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2011.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2010	Net income (1)	OCI on Statement of Financial Position	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$2,016	$(34)	$67	$--	$(81)
Corporate	1,908	31	(5)	185	(271)
RMBS	1,794	(87)	108	--	(1,213)
CMBS	923	(43)	113	86	(946)
ABS	2,417	19	(47)	--	(642)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	9,059	(114)	236	271	(3,153)
Equity securities	63	(10)	--	--	(10)
Other investments:
Free-standing derivatives, net	(21)	(91)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$9,102	$(215)	$236	$271	$(3,163)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$(24)	$--	$--	$--
Total recurring Level 3 liabilities	$(653)	$(24)	$--	$--	$--

	Purchases	Sales	Issuances	Settlements	Balance as of September 30, 2011
Assets
Fixed income securities:
Municipal	$13	$(525)	$--	$(3)	$1,453
Corporate	376	(437)	--	(57)	1,730
RMBS	--	(378)	--	(132)	92
CMBS	12	(66)	--	(3)	76
ABS	468	(164)	--	(250)	1,801
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	869	(1,570)	--	(445)	5,153
Equity securities	--	(1)	--	--	42
Other investments:
Free-standing derivatives, net	72	--	--	(70)	(110)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$941	$(1,571)	$--	$(515)	$5,086

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(42)	$122	$(597)
Total recurring Level 3 liabilities	$--	$--	$(42)	$122	$(597)

_______________

(1)  The effect to net income totals $(239) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(242) million in realized capital gains and losses, $30 million in net investment income, $(9) million in interest credited to contractholder funds and $(18) million in life and annuity contract benefits.

(2)  Comprises $1 million of assets and 111 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of June 30, 2010	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2010
Assets
Fixed income securities:
Municipal	$2,197	$13	$18	$(87)	$5	$(2)	$2,144
Corporate	2,225	8	77	(96)	192	(229)	2,177
RMBS	2,010	(102)	206	(230)	--	--	1,884
CMBS	880	(66)	134	(120)	38	--	866
ABS	2,430	18	73	64	--	(233)	2,352
Redeemable preferred stock	1	--	--	--	--	--	1
Total fixed income securities	9,743	(129)	508	(469)	235	(464)	9,424
Equity securities	66	14	--	(15)	--	--	65
Other investments:
Free-standing derivatives, net	(99)	(10)	--	14	--	--	(95)	(2)
Other assets	2	--	--	--	--	--	2
Total recurring Level 3 assets	$9,712	$(125)	$508	$(470)	$235	$(464)	$9,396

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(119)	$(23)	$--	$--	$--	$--	$(142)
Total recurring Level 3 liabilities	$(119)	$(23)	$--	$--	$--	$--	$(142)

_______________

(1)  The effect to net income totals $(148) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(136) million in realized capital gains and losses, $11 million in net investment income and $(23) million in life and annuity contract benefits.

(2)  Comprises $11 million of assets and $106 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2010
Assets
Fixed income securities:
Municipal	$2,706	$(34)	$76	$(539)	$21	$(86)	$2,144
Corporate	2,241	(29)	178	(62)	355	(506)	2,177
Foreign government	20	--	--	(20)	--	--	--
RMBS	1,671	(271)	549	(51)	--	(14)	1,884
CMBS	1,404	(173)	434	(448)	62	(413)	866
ABS	2,001	36	172	536	--	(393)	2,352
Redeemable preferred stock	2	--	--	(1)	--	--	1
Total fixed income securities	10,045	(471)	1,409	(585)	438	(1,412)	9,424
Equity securities	69	8	4	(12)	--	(4)	65
Other investments:
Free-standing derivatives, net	55	(242)	--	92	--	--	(95)	(2)
Other assets	2	--	--	--	--	--	2
Total recurring Level 3 assets	$10,171	$(705)	$1,413	$(505)	$438	$(1,416)	$9,396

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(110)	$(35)	$--	$3	$--	$--	$(142)
Total recurring Level 3 liabilities	$(110)	$(35)	$--	$3	$--	$--	$(142)

_______________

(1)  The effect to net income totals $(740) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(767) million in realized capital gains and losses, $65 million in net investment income, $(3) million in interest credited to contractholder funds and $(35) million in life and annuity contract benefits.

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2011 or 2010.

During the three and nine months ended September 30, 2011, certain RMBS, CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in market activity for these assets.  During the three and nine months ended September 30, 2010, certain CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in market activity for these assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three and nine months ended September 30, 2011 and 2010 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three and nine months ended September 30, 2011 and 2010 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the total gains and (losses) included in net income for Level 3 assets and liabilities still held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Assets
Fixed income securities:
Municipal	$(7)	$1	$(17)	$(24)
Corporate	(12)	(1)	3	(42)
RMBS	--	(83)	--	(214)
CMBS	(1)	(22)	(10)	(42)
ABS	(38)	28	(26)	53
Total fixed income securities	(58)	(77)	(50)	(269)
Equity securities	--	(1)	--	(8)
Other investments:
Free-standing derivatives, net	(57)	28	(54)	(113)
Total recurring Level 3 assets	$(115)	$(50)	$(104)	$(390)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$2	$(23)	$(24)	$(35)
Total recurring Level 3 liabilities	$2	$(23)	$(24)	$(35)

The amounts in the table above represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(113) million for the three months ended September 30, 2011 and are reported as follows: $(128) million in realized capital gains and losses, $13 million in net investment income, $57 million in interest credited to contractholder funds and $(55) million in life and annuity contract benefits.  These gains and losses total $(73) million for the three months ended September 30, 2010 and are reported as follows: $(57) million in realized capital gains and losses, $6 million in net investment income, $1 million in interest credited to contractholder funds and $(23) million in life and annuity contract benefits.  These gains and losses total $(128) million for the nine months ended September 30, 2011 and are reported as follows: $(145) million in realized capital gains and losses, $41 million in net investment income, $(6) million in interest credited to contractholder funds and $(18) million in life and annuity contract benefits.  These gains and losses total $(425) million for the nine months ended September 30, 2010 and are reported as follows: $(426) million in realized capital gains and losses, $41 million in net investment income, $(5) million in interest credited to contractholder funds and $(35) million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	September 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,956	$6,989	$6,679	$6,439
Limited partnership interests - cost basis	1,445	1,768	1,348	1,481
Bank loans	362	345	363	355

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

Financial liabilities

($ in millions)	September 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$31,737	$31,999	$36,163	$35,194
Long-term debt	5,907	6,284	5,908	6,325
Liability for collateral	784	784	484	484

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

Property-liability uses interest rate swaps, swaptions and futures to maintain the interest rate characteristics of existing investments within specified ranges and to reduce exposure to rising or falling interest rates.  Portfolio duration management is a risk management strategy that is principally employed by Property-Liability wherein financial futures and interest rate swaps are utilized to change the duration of the portfolio in order to offset the economic effect that interest rates would otherwise have on the fair value of its fixed income securities.  Prior to March 31, 2011, Property-Liability used interest rate swaption contracts and exchange traded options on interest rate futures to offset potential declining fixed income market values resulting from significant increases in interest rates.  Prior to March 31, 2011, exchange traded equity put options were utilized by Property-Liability for overall equity portfolio protection from significant declines in equity market values below a targeted level.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of September 30, 2011, the Company pledged $22 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2011.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$101	n/a	$(6)	$--	$(6)
Foreign currency swap agreements	Other investments	152	n/a	(7)	3	(10)
Total		$253	n/a	$(13)	$3	$(16)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$4,404	n/a	$114	$114	$--
Interest rate swaption agreements	Other investments	3,000	n/a	1	1	--
Interest rate cap and floor agreements	Other investments	1,726	n/a	(16)	--	(16)
Equity and index contracts
Options, futures and warrants (2)	Other investments	170	20,166	127	129	(2)
Options, futures and warrants	Other assets	n/a	1,014	3	3	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	50	n/a	4	4	--
Foreign currency forwards and options	Other investments	136	n/a	2	2	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	150	n/a	7	7	--
Credit default swaps	Fixed income securities	172	n/a	(119)	--	(119)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	1,312	n/a	43	47	(4)
Credit default swaps - selling protection	Other investments	255	n/a	(12)	--	(12)
Other contracts
Other contracts	Other investments	5	n/a	--	--	--
Other contracts	Other assets	4	n/a	1	1	--
Total		$12,389	21,180	$155	$308	$(153)

Total asset derivatives		$12,642	21,180	$142	$311	$(169)

_______________

(1)  Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2)  In addition to the number of contracts presented in the table, the Company held 2,860 stock rights and 4,389,707 stock warrants.  Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$84	n/a	$(9)	$--	$(9)
Foreign currency swap agreements	Other liabilities & accrued expenses	50	n/a	(4)	--	(4)
Total		$134	n/a	$(13)	$--	$(13)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$4,922	n/a	$(21)	$71	$(92)
Interest rate cap and floor agreements	Other liabilities & accrued expenses	1,117	n/a	(18)	--	(18)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	346	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	n/a	21,989	(69)	--	(69)
Foreign currency contracts
Foreign currency forwards and options	Other liabilities & accrued expenses	270	n/a	(13)	2	(15)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	956	n/a	(97)	--	(97)
Guaranteed withdrawal benefits	Contractholder funds	647	n/a	(51)	--	(51)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,211	n/a	(441)	--	(441)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(8)	--	(8)
Credit default contracts					--
Credit default swaps – buying protection	Other liabilities & accrued expenses	311	n/a	7	10	(3)
Credit default swaps – selling protection	Other liabilities & accrued expenses	390	n/a	(78)	1	(79)
Total		$12,909	22,335	$(789)	$84	$(873)

Total liability derivatives		$13,043	22,335	$(802)	$84	$(886)

Total derivatives		$25,685	43,515	$(660)

_______________

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

_______________

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

($ in millions)
	Three months ended September 30,		Nine months ended September 30,
Effective portion	2011	2010	2011	2010
Gain (loss) recognized in OCI on derivatives during the period	$20	$(19)	$7	$9
Loss recognized in OCI on derivatives during the term of the hedging relationship	(15)	(17)	(15)	(17)
(Loss) gain reclassified from AOCI into income (net investment	(1)	--	--	1
Gain reclassified from AOCI into income (realized capital gains and losses)	--	--	--	2
Ineffective portion and amount excluded from effectiveness testing
Gain recognized in income on derivatives (realized capital gains and losses)	--	--	--	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended September 30, 2011
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$--	$(1)
Subtotal	(1)	--	--	--	--	(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(202)	--	--	--	(202)
Equity and index contracts	--	1	--	(71)	(22)	(92)
Embedded derivative financial instruments	--	(50)	(55)	87	--	(18)
Foreign currency contracts	--	(9)	--	--	(1)	(10)
Credit default contracts	--	26	--	--	--	26
Other contracts	--	--	--	1	--	1
Subtotal	--	(234)	(55)	17	(23)	(295)
Total	$(1)	$(234)	$(55)	$17	$(23)	$(296)

	Nine months ended September 30, 2011
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(2)	$(8)	$--	$(5)	$--	$(15)
Foreign currency and interest rate contracts	--	--	--	(32)	--	(32)
Subtotal	(2)	(8)	--	(37)	--	(47)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(306)	--	--	--	(306)
Equity and index contracts	--	(18)	--	(25)	(15)	(58)
Embedded derivative financial instruments	--	(45)	(18)	74	--	11
Foreign currency contracts	--	(14)	--	--	1	(13)
Credit default contracts	--	37	--	--	--	37
Other contracts	--	--	--	6	--	6
Subtotal	--	(346)	(18)	55	(14)	(323)
Total	$(2)	$(354)	$(18)	$18	$(14)	$(370)

	Three months ended September 30, 2010
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(57)	$2	$--	$9	$--	$(46)
Foreign currency and interest rate contracts	--	--	--	25	--	25
Subtotal	(57)	2	--	34	--	(21)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(183)	--	--	--	(183)
Equity and index contracts	--	(115)	--	70	13	(32)
Embedded derivative financial instruments	--	48	(22)	(39)	--	(13)
Foreign currency contracts	--	(41)	--	--	4	(37)
Credit default contracts	--	5	--	--	--	5
Other contracts	--	(1)	--	1	--	--
Subtotal	--	(287)	(22)	32	17	(260)
Total	$(57)	$(285)	$(22)	$66	$17	$(281)

	Nine months ended September 30, 2010
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(170)	$4	$--	$21	$--	$(145)
Foreign currency and interest rate contracts	--	(1)	--	(15)	--	(16)
Subtotal	(170)	3	--	6	--	(161)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(621)	--	--	--	(621)
Equity and index contracts	--	(72)	--	34	5	(33)
Embedded derivative financial instruments	--	(71)	(30)	71	--	(30)
Foreign currency contracts	--	(21)	--	--	(2)	(23)
Credit default contracts	--	2	--	--	--	2
Other contracts	--	--	--	3	--	3
Subtotal	--	(783)	(30)	108	3	(702)
Total	$(170)	$(780)	$(30)	$114	$3	$(863)

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended September 30, 2011
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Net investment income	$1	$--	$--	$(1)
Total	$1	$--	$--	$(1)

	Nine months ended September 30, 2011
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(7)	$(34)	$41	$--
Net investment income	24	--	--	(24)
Realized capital gains and losses	(8)	--	--	--
Total	$9	$(34)	$41	$(24)

	Three months ended September 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$6	$18	$(24)	$--
Net investment income	(32)	--	--	32
Realized capital gains and losses	2	--	--	--
Total	$(24)	$18	$(24)	$32

	Nine months ended September 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$14	$(39)	$25	$--
Net investment income	(88)	--	--	88
Realized capital gains and losses	4	(1)	--	--
Total	$(70)	$(40)	$25	$88

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2011, counterparties pledged $67 million in cash and securities to the Company, and the Company pledged $125 million in cash and securities to counterparties which includes $110 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $15 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2011				December 31, 2010
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA	1	$25	$1	$1	--	$--	$--	$--
AA-	3	4,030	38	6	2	2,322	43	16
A+	4	5,056	18	6	5	3,189	16	10
A	3	2,022	28	5	3	3,479	17	17
A-	--	--	--	--	1	89	31	31
BBB+	2	57	40	40	--	--	--	--
Total	13	$11,190	$125	$58	11	$9,079	$107	$74

___________________

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

($ in millions)	September 30, 2011	December 31, 2010
Gross liability fair value of contracts containing credit-risk-contingent features	$248	$448
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(131)	(255)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(110)	(171)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$7	$22

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of September 30, 2011:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$93	$160	$40	$343	$(13)
High yield debt	--	--	--	2	2	--
Municipal	135	--	--	--	135	(12)
Subtotal	185	93	160	42	480	(25)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(32)
First-to-default
Municipal	--	100	--	--	100	(33)
Subtotal	--	100	--	65	165	(65)
Total	$185	$193	$160	$107	$645	$(90)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2010:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$148	$103	$25	$326	$(4)
High yield debt	--	--	--	6	6	--
Municipal	135	--	--	--	135	(14)
Subtotal	185	148	103	31	467	(18)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(19)
First-to-default
Municipal	--	100	--	--	100	(37)
Subtotal	--	100	--	65	165	(56)
Total	$185	$248	$103	$96	$632	$(74)

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

8.  Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance ceded amounts shown in the following table:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Property-liability insurance premiums earned	$277	$270	$821	$811
Life and annuity premiums and contract charges	180	192	558	585

Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Property-liability insurance claims and claims expense	$287	$11	$485	$202
Life and annuity contract benefits	207	267	343	616
Interest credited to contractholder funds	7	8	21	24

9.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  In the nine months ended September 30, 2011, restructuring programs primarily relate to Allstate Protection’s field claim office consolidations and reorganization of technology shared services.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $8 million and $9 million during the three months ended September 30, 2011 and 2010, respectively, and $28 million and $33 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table presents changes in the restructuring liability during the nine months ended September 30, 2011.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2010	$13	$3	$16
Expense incurred	16	5	21
Adjustments to liability	(9)	--	(9)
Payments applied against liability	(15)	(3)	(18)
Balance as of September 30, 2011	$5	$5	$10

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of September 30, 2011, the cumulative amount incurred to date for active programs totaled $106 million for employee costs and $45 million for exit costs.

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $57 million as of September 30, 2011.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective September 30, 2011, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $7 million as of September 30, 2011.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2011.

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

As of September 30, 2011, the Company estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $855 million, pre-tax.  This disclosure is not an indication of expected loss, if any.  Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  The estimate does not include matters or losses for which an estimate is not possible.  Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria.  It does not represent the Company’s maximum possible loss exposure.  Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

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

Claims related proceedings

The Company is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina.  The Louisiana Attorney General filed a putative class action lawsuit in state court against Allstate and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State, as assignee, and on behalf of a class of Road Home fund recipients (the “Road Home Class Action”) alleging that the insurers have failed to pay all damages owed under their policies.  The insurers removed the matter to federal court.  The district court denied plaintiffs’ motion to remand the matter to state court and the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) affirmed that ruling.  The defendants filed a motion to dismiss and the plaintiffs filed a motion to remand the claims involving a Road Home subrogation agreement.  In March 2009, the district court denied the State’s request that its claims be remanded to state court.  As for the defendant insurers’ motion, the judge granted it in part and denied it in part.  Dismissal of all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims, was granted.  Dismissal also was granted of all claims based on the Valued Policy Law and all flood loss claims based on the levee breaches finding that the insurers flood exclusions precluded coverage.  The remaining claims are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  The judge did not dismiss the class action allegations.  The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The judge denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants filed a petition for permission to appeal to the Fifth Circuit.  The Fifth Circuit accepted review.  After the Fifth Circuit accepted review, plaintiffs filed a motion to remand the case to state court, asserting that the class claims on which federal jurisdiction was premised have now effectively been dismissed as a result of a ruling in a related case.  The Fifth Circuit denied the motion for remand, without prejudice to plaintiffs’ right to refile the motion for remand after the Fifth Circuit disposes of the pending appeal.  On July 28, 2010, the Fifth Circuit issued an order stating that since there is no controlling Louisiana Supreme Court precedent on the issue of whether an insurance policy’s anti-assignment clause prohibits post-loss assignments, the Fifth Circuit is certifying that issue to the Louisiana Supreme Court.  On May 10, 2011, the Louisiana Supreme Court issued its ruling, holding that the contractual prohibition on post-loss assignments does not violate public policy, and that parties can contract to prohibit post-loss assignments.  However, the Court went on to hold that the contract language must clearly and unambiguously express that the non-assignment clause applies to post-loss assignments.  The Supreme Court refused to evaluate the language of the various policies before it.  Rather, the Court stated that it is necessary for the federal court to evaluate the relevant anti-assignment clauses on a policy-by-policy basis to determine whether the language is sufficient to prohibit post-loss assignment.  The case will now be sent back to the United States District Court for the Eastern District of Louisiana (“District Court”) for a determination of whether each carrier’s anti-assignment clause is sufficient to prohibit post-loss assignment.

The State has yet to identify the specific claims that it contends are at issue in the Road Home Class Action, or the alleged deficiencies in adjusting those claims.  There are many potential individual claims at issue in this litigation, each of which will require individual analysis, and a number of which may be subject to individual defenses, including release, accord and satisfaction, prescription, waiver and estoppel.  There has been no factual development or discovery in connection with the Road Home Class Action.  The motions to dismiss have been pending since the inception of the case.  The case remains stayed until the current appeal is concluded.  The United States District Court for the Eastern District of Louisiana denied the State’s motion to remand during oral argument held on October 19, 2011.  The remaining claims continue to be for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  In the Company’s judgment a loss is not probable.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.09 billion and $1.10 billion, net of reinsurance recoverables of $536 million and $555 million, as of September 30, 2011 and December 31, 2010, respectively.  Reserves for environmental claims were $187 million and $201 million, net of reinsurance recoverables of $40 million and $47 million, as of September 30, 2011 and December 31, 2010, respectively.  Approximately 60% of the total net asbestos and environmental reserves as of both September 30, 2011 and December 31, 2010, respectively, were for incurred but not reported estimated losses.

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

11.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Pension benefits
Service cost	$37	$38	$113	$113
Interest cost	81	80	242	240
Expected return on plan assets	(92)	(83)	(276)	(248)
Amortization of:
Prior service credit	--	(1)	(1)	(2)
Net actuarial loss	39	40	116	119
Settlement loss	9	13	26	39
Net periodic pension cost	$74	$87	$220	$261

Postretirement benefits
Service cost	$2	$3	$8	$9
Interest cost	9	10	27	30
Amortization of:
Prior service credit	(6)	(6)	(17)	(17)
Net actuarial gain	(7)	(5)	(22)	(16)
Settlement loss	1	--	1	--
Net periodic postretirement benefit cost	$(1)	$2	$(3)	$6

12.  Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$4,070	$4,134	$12,251	$12,425
Non-standard auto	196	224	613	688
Total auto	4,266	4,358	12,864	13,113
Homeowners	1,553	1,526	4,640	4,554
Other personal lines	613	614	1,834	1,847
Allstate Protection	6,432	6,498	19,338	19,514
Discontinued Lines and Coverages	--	1	(1)	1
Total property-liability insurance premiums	6,432	6,499	19,337	19,515
Net investment income	298	284	892	898
Realized capital gains and losses	24	(107)	73	(403)
Total Property-Liability	6,754	6,676	20,302	20,010

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	111	107	328	317
Immediate annuities with life contingencies	16	26	74	84
Accident and health insurance	160	157	483	464
Total life and annuity premiums	287	290	885	865
Interest-sensitive life insurance	258	249	759	740
Fixed annuities	7	9	24	32
Total contract charges	265	258	783	772
Total life and annuity premiums and contract charges	552	548	1,668	1,637
Net investment income	682	707	2,060	2,161
Realized capital gains and losses	219	(38)	320	(553)
Total Allstate Financial	1,453	1,217	4,048	3,245

Corporate and Other
Service fees	1	2	5	8
Net investment income	14	14	44	45
Realized capital gains and losses	21	1	24	13
Total Corporate and Other before reclassification of service fees	36	17	73	66
Reclassification of service fees (1)	(1)	(2)	(5)	(8)
Total Corporate and Other	35	15	68	58
Consolidated revenues	$8,242	$7,908	$24,418	$23,313

________________

(1) For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income
Property-Liability
Underwriting (loss) income
Allstate Protection	$(299)	$287	$(1,464)	$571
Discontinued Lines and Coverages	(12)	(21)	(22)	(27)
Total underwriting (loss) income	(311)	266	(1,486)	544
Net investment income	298	284	892	898
Income tax benefit (expense) on operations	38	(154)	317	(391)
Realized capital gains and losses, after-tax	15	(69)	47	(261)
Gain on disposition of operations, after-tax	--	4	--	4
Property-Liability net income (loss)	40	331	(230)	794

Allstate Financial
Life and annuity premiums and contract charges	552	548	1,668	1,637
Net investment income	682	707	2,060	2,161
Periodic settlements and accruals on non-hedge derivative financial instruments	18	10	54	38
Contract benefits and interest credited to contractholder funds	(850)	(891)	(2,563)	(2,731)
Operating costs and expenses and amortization of deferred policy acquisition costs	(206)	(219)	(641)	(554)
Restructuring and related charges	--	--	2	1
Income tax expense on operations	(62)	(47)	(189)	(180)
Operating income	134	108	391	372
Realized capital gains and losses, after-tax	142	(25)	207	(360)
Valuation changes on embedded derivatives that are not hedged, after-tax	(4)	--	1	--
DAC and DSI (amortization) accretion related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(78)	7	(109)	9
DAC and DSI unlocking related to realized capital gains and losses, after-tax	--	--	1	(18)
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(12)	(7)	(35)	(25)
Gain (loss) on disposition of operations, after-tax	1	2	(10)	4
Allstate Financial net income (loss)	183	85	446	(18)

Corporate and Other
Service fees (1)	1	2	5	8
Net investment income	14	14	44	45
Operating costs and expenses (1)	(117)	(97)	(310)	(301)
Income tax benefit on operations	31	31	94	96
Operating loss	(71)	(50)	(167)	(152)
Realized capital gains and losses, after-tax	13	1	15	8
Corporate and Other net loss	(58)	(49)	(152)	(144)
Consolidated net income	$165	$367	$64	$632

_____________

(1)  For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

13.  Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2011			2010
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(110)	$39	$(71)	$1,593	$(557)	$1,036
Less: reclassification adjustment of realized capital gains and losses	527	(184)	343	140	(49)	91
Unrealized net capital gains and losses	(637)	223	(414)	1,453	(508)	945
Unrealized foreign currency translation adjustments	(53)	19	(34)	17	(6)	11
Unrecognized pension and other postretirement benefit cost	32	(11)	21	26	(9)	17
Other comprehensive (loss) income	$(658)	$231	(427)	$1,496	$(523)	973
Net income			165			367
Comprehensive (loss) income			$(262)			$1,340

	Nine months ended September 30,
	2011			2010
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$838	$(294)	$544	$3,134	$(1,096)	$2,038
Less: reclassification adjustment of realized capital gains and losses	688	(241)	447	(161)	56	(105)
Unrealized net capital gains and losses	150	(53)	97	3,295	(1,152)	2,143
Unrealized foreign currency translation adjustments	(31)	11	(20)	12	(4)	8
Unrecognized pension and other postretirement benefit cost	79	(26)	53	83	(28)	55
Other comprehensive income	$198	$(68)	130	$3,390	$(1,184)	2,206
Net income			64			632
Comprehensive income			$194			$2,838

14.  Subsequent Event

On October 7, 2011, The Allstate Corporation acquired all of the shares of White Mountains, Inc. and Answer Financial Inc. (“Answer Financial”) from White Mountains Holdings (Luxembourg) S.à r.l. for $1.01 billion in cash.  White Mountains, Inc. primarily comprises the Esurance insurance business (“Esurance”).  Esurance sells private passenger auto insurance direct to consumers online and through select agents, including Answer Financial.  Answer Financial is an independent personal lines insurance agency that offers comparison quotes for auto and homeowners insurance from more than a dozen insurance companies through its website and over the phone.  Esurance expands the Company’s ability to serve the self-directed, brand-sensitive market segment.  Answer Financial strengthens the Company’s offering to self-directed consumers who want a choice between insurance carriers.

Due to the limited time since the closing date, the initial accounting for the acquisition is incomplete.  As a result, the Company is unable to provide amounts recognized as of the closing date for the major classes of assets acquired and liabilities assumed.  The Company will include this information in its Annual Report on Form 10-K for the year ended December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

October 31, 2011

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

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

HIGHLIGHTS

•                  Consolidated net income was $165 million in the third quarter of 2011 compared to net income of $367 million in the third quarter of 2010, and net income was $64 million in the first nine months of 2011 compared to net income of $632 million in the first nine months of 2010.  Net income per diluted share was $0.32 in the third quarter of 2011 compared to net income per diluted share of $0.68 in the third quarter of 2010, and net income per diluted share was $0.12 in the first nine months of 2011 compared to net income per diluted share of $1.16 in the first nine months of 2010.

•                  Property-Liability net income was $40 million in the third quarter of 2011 compared to net income of $331 million in the third quarter of 2010, and net loss was $230 million in the first nine months of 2011 compared to net income of $794 million in the first nine months of 2010.

•                  The Property-Liability combined ratio was 104.8 in the third quarter of 2011 compared to 95.9 in the third quarter of 2010, and 107.7 in the first nine months of 2011 compared to 97.2 in the first nine months of 2010.

•                  Allstate Financial had net income of $183 million in the third quarter of 2011 compared to net income of $85 million in the third quarter of 2010, and net income of $446 million in the first nine months of 2011 compared to a net loss of $18 million in the first nine months of 2010.

•                  Total revenues were $8.24 billion in the third quarter of 2011 compared to $7.91 billion in the third quarter of 2010, and $24.42 billion in the first nine months of 2011 compared to $23.31 billion in the first nine months of 2010.

•                  Property-Liability premiums earned in the third quarter of 2011 totaled $6.43 billion, a decrease of 1.0% from $6.50 billion in the third quarter of 2010, and $19.34 billion in the first nine months of 2011, a decrease of 0.9% from $19.52 billion in the first nine months of 2010.

•                  Net realized capital gains were $264 million in the third quarter of 2011 compared to net realized capital losses of $144 million in the third quarter of 2010, and net realized capital gains were $417 million in the first nine months of 2011 compared to net realized capital losses of $943 million in the first nine months of 2010.

•                  Investments as of September 30, 2011 totaled $97.53 billion, a decrease of 2.9% from $100.48 billion as of December 31, 2010.  Net investment income in the third quarter of 2011 was $994 million, a decrease of 1.1% from $1.01 billion in the third quarter of 2010, and $3.00 billion in the first nine months of 2011, a decrease of 3.5% from $3.10 billion in the first nine months of 2010.

•                  Book value per diluted share (ratio of shareholders’ equity to total shares outstanding and dilutive potential shares outstanding) was $35.56 as of September 30, 2011, an increase of 0.2% from $35.48 as of September 30, 2010 and an increase of 0.7% from $35.32 as of December 31, 2010.

•                  For the twelve months ended September 30, 2011, return on the average of beginning and ending period shareholders’ equity was 1.9%, a decrease of 4.4 points from 6.3% for the twelve months ended September 30, 2010.

•                  As of September 30, 2011, we had $18.10 billion in shareholders’ equity.  This total included $3.43 billion in deployable invested assets at the parent holding company level.

•                  On October 7, 2011, we obtained all required regulatory approvals and closed our acquisition of certain entities making up the Esurance and Answer Financial groups of companies from White Mountains Holdings for a total price of $1.01 billion.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Property-liability insurance premiums	$6,432	$6,499	$19,337	$19,515
Life and annuity premiums and contract charges	552	548	1,668	1,637
Net investment income	994	1,005	2,996	3,104
Realized capital gains and losses:
Total other-than-temporary impairment losses	(197)	(99)	(435)	(637)
Portion of loss recognized in other comprehensive income	(6)	(68)	(37)	(91)
Net other-than-temporary impairment losses recognized in earnings	(203)	(167)	(472)	(728)
Sales and other realized capital gains and losses	467	23	889	(215)
Total realized capital gains and losses	264	(144)	417	(943)
Total revenues	8,242	7,908	24,418	23,313

Costs and expenses
Property-liability insurance claims and claims expense	(5,132)	(4,603)	(15,963)	(14,109)
Life and annuity contract benefits	(455)	(445)	(1,331)	(1,372)
Interest credited to contractholder funds	(405)	(445)	(1,240)	(1,358)
Amortization of deferred policy acquisition costs	(1,122)	(1,006)	(3,191)	(2,969)
Operating costs and expenses	(825)	(828)	(2,465)	(2,446)
Restructuring and related charges	(8)	(9)	(28)	(33)
Interest expense	(92)	(91)	(275)	(275)
Total costs and expenses	(8,039)	(7,427)	(24,493)	(22,562)

Gain (loss) on disposition of operations	--	9	(17)	12
Income tax (expense) benefit	(38)	(123)	156	(131)
Net income	$165	$367	$64	$632

Property-Liability	$40	$331	$(230)	$794
Allstate Financial	183	85	446	(18)
Corporate and Other	(58)	(49)	(152)	(144)
Net income	$165	$367	$64	$632

PROPERTY-LIABILITY HIGHLIGHTS

•                  Premiums written, an operating measure that is defined and reconciled to premiums earned in the Property-Liability Operations section of the MD&A, decreased 0.6% to $6.73 billion in the third quarter of 2011 from $6.77 billion in the third quarter of 2010, and decreased 0.6% to $19.55 billion in the first nine months of 2011 from $19.67 billion in the first nine months of 2010.

–                 Allstate brand standard auto premiums written decreased 0.8% to $4.00 billion in the third quarter of 2011 from $4.03 billion in the third quarter of 2010, and 0.9% to $11.89 billion in the first nine months of 2011 from $12.00 billion in the first nine months of 2010.

–                 Allstate brand homeowners premiums written increased 1.5% to $1.63 billion in the third quarter of 2011 from $1.61 billion in the third quarter of 2010, and increased 2.3% to $4.47 billion in the first nine months of 2011 from $4.36 billion in the first nine months of 2010.

–                 Encompass brand premiums written decreased 2.8% to $282 million in the third quarter of 2011 from $290 million in the third quarter of 2010, and 4.9% to $800 million in the first nine months of 2011 from $841 million in the first nine months of 2010.

•                  Premium operating measures and statistics contributing to overall Allstate brand standard auto premiums written decrease were the following:

–                 1.1% decrease in policies in force (“PIF”) as of September 30, 2011 compared to September 30, 2010

–                 1.1% increase in the six month policy term average gross premium before reinsurance to $446 in the third quarter of 2011 from $441 in the third quarter of 2010, and 0.2% decrease in the six month policy term average gross premium before reinsurance to $442 in the first nine months of 2011 from $443 in the first nine months of 2010

–                 0.4 point increase in the six month renewal ratio to 89.1% in the third quarter of 2011 compared to 88.7% in the third quarter of 2010, and a 0.3 point increase in the six month renewal ratio to 89.1% in the first nine months of 2011 compared to 88.8% in the first nine months of 2010

–                 13.2% and 2.8% decrease in new issued applications in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010

•                  Premium operating measures and statistics contributing to overall Allstate brand homeowners premiums written increase were the following:

–                 4.2% decrease in PIF as of September 30, 2011 compared to September 30, 2010

–                 5.0% increase in the twelve month policy term average gross premium before reinsurance to $1,001 in the third quarter of 2011 from $953 in the third quarter of 2010, and 5.5% increase in the twelve month policy term average gross premium before reinsurance to $989 in the first nine months of 2011 from $937 in the first nine months of 2010

–                 0.2 point decrease in the twelve month renewal ratio to 88.4% in the third quarter of 2011 compared to 88.6% in the third quarter of 2010, and 0.1 point increase in the twelve month renewal ratio to 88.4% in the first nine months of 2011 compared to 88.3% in the first nine months of 2010

–                 17.1% and 13.9% decrease in new issued applications in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010

–                 $3 million decrease in catastrophe reinsurance costs to $124 million in the third quarter of 2011 from $127 million in the third quarter of 2010, and $23 million decrease in catastrophe reinsurance costs to $375 million in the first nine months of 2011 from $398 million in the first nine months of 2010

•                  Factors comprising the Allstate brand standard auto loss ratio increase of 0.6 points to 69.3 in the third quarter of 2011 from 68.7 in the third quarter of 2010, and an increase of 1.4 points to 70.9 in the first nine months of 2011 from 69.5 in the first nine months of 2010 were the following:

–                 2.5 point and 2.3 point increase in the effect of catastrophe losses in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010

–                 2.6% and 1.8% decrease in standard auto claim frequency (rate of claim occurrence per policy in force) for property damage in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010

–                 3.3% and 0.9% decrease in standard auto claim frequency for bodily injury in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010

–                 1.0% increase in auto paid claim severities (average cost per claim) for property damage in both the third quarter and first nine months of 2011 compared to the same periods of 2010

–                 0.2% and 1.4% increase in auto paid claim severities for bodily injury in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010

•                  Factors comprising the Allstate brand homeowners loss ratio, which includes catastrophes, increase of 28.1 points to 108.6 in the third quarter of 2011 from 80.5 in the third quarter of 2010, and a increase of 32.4 points to 115.9 in the first nine months of 2011 from 83.5 in the first nine months of 2010 were the following:

–                 32.7 point increase in the effect of catastrophe losses to 55.8 points in the third quarter of 2011 compared to 23.1 points in the third quarter of 2010, and 34.1 point increase in the effect of catastrophe losses to 65.7 points in the first nine months of 2011 compared to 31.6 points in the first nine months of 2010

–                 6.0% and 2.4% increase in homeowner claim frequency, excluding catastrophes, in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010

–                 3.3% and 3.4% increase in paid claim severity, excluding catastrophes, in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010

•                  Factors comprising the $691 million increase in catastrophe losses to $1.08 billion in the third quarter of 2011 compared to $386 million in the third quarter of 2010, and $2.08 billion increase to $3.75 billion in the first nine months of 2011 compared to $1.67 billion in the first nine months of 2010 were the following:

–                 23 events with losses of $1.10 billion in the third quarter of 2011 compared to 29 events with losses of $371 million in the third quarter of 2010, and 72 events with losses of $3.85 billion in the first nine months of 2011 compared to 70 events with losses of $1.81 billion in the first nine months of 2010

–                 $29 million of unfavorable prior quarter reserve reestimates in the third quarter of 2011 compared to $57 million of unfavorable prior quarter reserve reestimates in the third quarter of 2010

–                 $47 million favorable prior year reserve reestimates in the third quarter of 2011 compared to $42 million favorable reserve reestimates in the third quarter of 2010, and $98 million favorable reserve reestimates in the first nine months of 2011 compared to $140 million favorable reserve reestimates in the first nine months of 2010

•                  Factors comprising prior year reserve reestimates of $117 million favorable in the third quarter of 2011 compared to $11 million unfavorable in the third quarter of 2010, and prior year reserve reestimates of $205 million favorable in the first nine months of 2011 compared to $162 million favorable in the first nine months of 2010 included:

–                 prior year reserve reestimates related to auto, homeowners and other personal lines in the third quarter of 2011 contributed $136 million favorable, $4 million favorable and $12 million unfavorable, respectively, compared to prior year reserve reestimates in the third quarter of 2010 of $40 million favorable, $67 million unfavorable and $38 million favorable, respectively, and prior year reserve reestimates related to auto, homeowners and other personal lines in the first nine months of 2011 contributed $245 million favorable, $39 million favorable and $61 million unfavorable, respectively, compared to prior year reserve reestimates in the first nine months of 2010 of $120 million favorable, $2 million favorable and $65 million favorable, respectively

–                 prior year reestimates in the third quarter and first nine months of 2011 and 2010 are largely attributable to severity development that was better than expected and catastrophes.  Prior year reserve reestimates in the third quarter and first nine months of 2010 also included a litigation settlement.

•                  Our 2011 annual review resulted in asbestos reserve reestimates of $26 million unfavorable in the third quarter of 2011 compared to $5 million unfavorable in the third quarter of 2010.  There was essentially no change in environmental reserve reestimates in the third quarter of 2011 compared to $18 million unfavorable in the third quarter of 2010.

•                  Property-Liability underwriting loss was $311 million in the third quarter of 2011 compared to underwriting income of $266 million in the third quarter of 2010, and Property-Liability underwriting loss was $1.49 billion in the first nine months of 2011 compared to underwriting income of $544 million in the first nine months of 2010.  Underwriting income (loss), a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•                  Net realized capital gains were $24 million in the third quarter of 2011 compared to net realized capital losses of $107 million in the third quarter of 2010, and net realized capital gains were $73 million in the first nine months of 2011 compared to net realized capital losses of $403 million in the first nine months of 2010.

•                  Property-Liability investments as of September 30, 2011 were $35.01 billion, a decrease of 0.1% from $35.05 billion as of December 31, 2010.  Net investment income was $298 million in the third quarter of 2011, an increase of 4.9% from $284 million in the third quarter of 2010, and $892 million in the first nine months of 2011, a decrease of 0.7% from $898 million in the first nine months of 2010.

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

Summarized financial data, a reconciliation of underwriting (loss) income to net income (loss), and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Premiums written	$6,728	$6,767	$19,554	$19,665

Revenues
Premiums earned	$6,432	$6,499	$19,337	$19,515
Net investment income	298	284	892	898
Realized capital gains and losses	24	(107)	73	(403)
Total revenues	6,754	6,676	20,302	20,010

Costs and expenses
Claims and claims expense	(5,132)	(4,603)	(15,963)	(14,109)
Amortization of DAC	(907)	(915)	(2,719)	(2,754)
Operating costs and expenses	(696)	(706)	(2,111)	(2,074)
Restructuring and related charges	(8)	(9)	(30)	(34)
Total costs and expenses	(6,743)	(6,233)	(20,823)	(18,971)

(Loss) gain on disposition of operations	(1)	5	(1)	5
Income tax benefit (expense)	30	(117)	292	(250)
Net income (loss)	$40	$331	$(230)	$794

Underwriting (loss) income	$(311)	$266	$(1,486)	$544
Net investment income	298	284	892	898
Income tax benefit (expense) on operations	38	(154)	317	(391)
Realized capital gains and losses, after-tax	15	(69)	47	(261)
Gain on disposition of operations, after-tax	--	4	--	4
Net income (loss)	$40	$331	$(230)	$794

Catastrophe losses (1)	$1,077	$386	$3,749	$1,670

GAAP operating ratios
Claims and claims expense ratio	79.8	70.8	82.6	72.3
Expense ratio	25.0	25.1	25.1	24.9
Combined ratio	104.8	95.9	107.7	97.2
Effect of catastrophe losses on combined ratio (1)	16.7	5.9	19.4	8.6
Effect of prior year reserve reestimates on combined ratio (1)	(1.8)	0.2	(1.1)	(0.9)
Effect of restructuring and related charges on combined ratio	0.1	0.1	0.2	0.2
Effect of Discontinued Lines and Coverages on combined ratio	0.2	0.3	0.1	0.1

(1)

Prior year reserve reestimates included in catastrophe losses totaled $47 million and $98 million favorable in the three months and nine months ended September 30, 2011, respectively, compared to $42 million and $140 million favorable in the three months and nine months ended September 30, 2010, respectively.

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

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Premiums written:
Allstate Protection	$6,728	$6,767	$19,555	$19,665
Discontinued Lines and Coverages	--	--	(1)	--
Property-Liability premiums written	6,728	6,767	19,554	19,665
Increase in unearned premiums	(276)	(319)	(207)	(184)
Other	(20)	51	(10)	34
Property-Liability premiums earned	$6,432	$6,499	$19,337	$19,515

Premiums earned:
Allstate Protection	$6,432	$6,498	$19,338	$19,514
Discontinued Lines and Coverages	--	1	(1)	1
Property-Liability	$6,432	$6,499	$19,337	$19,515

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Standard auto	$3,996	$4,028	$159	$166	$4,155	$4,194
Non-standard auto	194	223	--	1	194	224
Homeowners	1,634	1,610	100	98	1,734	1,708
Other personal lines (1)	622	616	23	25	645	641
Total	$6,446	$6,477	$282	$290	$6,728	$6,767

	Nine months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Standard auto	$11,891	$11,999	$457	$495	$12,348	$12,494
Non-standard auto	601	680	1	5	602	685
Homeowners	4,465	4,364	273	272	4,738	4,636
Other personal lines (1)	1,798	1,781	69	69	1,867	1,850
Total	$18,755	$18,824	$800	$841	$19,555	$19,665

(1)  Other personal lines include commercial, condominium, renters, involuntary auto and other personal lines.

Allstate brand premiums written by the direct channel, excluding Allstate Canada, increased 9.7% to $214 million in the third quarter of 2011 from $195 million in the third quarter of 2010, and 10.5% to $620 million in the first nine months of 2011 from $561 million in the first nine months of 2010, reflecting an impact by profitability management actions taken in New York and Florida.  The direct channel includes call centers and the internet.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Standard auto	$3,916	$3,961	$154	$173	$4,070	$4,134
Non-standard auto	196	222	--	2	196	224
Homeowners	1,462	1,430	91	96	1,553	1,526
Other personal lines	590	591	23	23	613	614
Total	$6,164	$6,204	$268	$294	$6,432	$6,498

	Nine months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Standard auto	$11,782	$11,873	$469	$552	$12,251	$12,425
Non-standard auto	611	680	2	8	613	688
Homeowners	4,367	4,262	273	292	4,640	4,554
Other personal lines	1,765	1,775	69	72	1,834	1,847
Total	$18,525	$18,590	$813	$924	$19,338	$19,514

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

Standard auto premiums written totaled $4.16 billion in the third quarter of 2011, a decrease of 0.9% from $4.19 billion in the third quarter of 2010, and $12.35 billion in the first nine months of 2011, a decrease of 1.2% from $12.49 billion in the first nine months of 2010.

	Allstate brand				Encompass brand
Standard Auto	2011		2010		2011	2010
Three months ended September 30,
PIF (thousands)	17,286		17,479		671	710
Average premium-gross written (1)	$446		$441		$929	$974
Renewal ratio (%) (1)	89.1		88.7		69.8	67.4
Approved rate changes (2):
# of states	10	(7)	21		8	12
Countrywide (%) (3)	0.9		0.5		0.7	(0.1)
State specific (%) (4) (5)	7.3		2.8		3.9	(1.3)

Nine months ended September 30,
PIF (thousands)	17,286		17,479		671	710
Average premium-gross written (1)	$442		$443		$940	$986
Renewal ratio (%) (1)	89.1		88.8		70.4	67.7
Approved rate changes (2):
# of states	25	(7)	43	(6)	14	22
Countrywide (%) (3)	3.9		1.0		1.6	1.2
State specific (%) (4) (5)	7.2		2.0		4.3	2.6

(1)	Policy term is six months for Allstate brand and twelve months for Encompass brand.

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

(3)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2011 and 2010, respectively, as a percentage of total countrywide prior year-end premiums written.

(4)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2011 and 2010, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(5)

Based on historical premiums written in those states, rate changes approved for standard auto totaled $134 million and $608 million in the three months and nine months ended September 30, 2011, respectively, compared to $80 million and $163 million in the three months and nine months ended September 30, 2010, respectively.

(6)	Includes Washington D.C.

(7)

Three months ended September 30, 2011 includes the impact of a New York rate increase averaging 9.9%. Nine months ended September 30, 2011 includes the impact of Florida rate increases averaging 16.1%, and New York rate increases averaging 10.4% taken across multiple companies.

Allstate brand standard auto premiums written totaled $4.00 billion in the third quarter of 2011, a decrease of 0.8% from $4.03 billion in the third quarter of 2010, and $11.89 billion in the first nine months of 2011, a decrease of 0.9% from $12.00 billion in the first nine months of 2010.  Contributing to the Allstate brand standard auto premiums written decrease in the third quarter and first nine months of 2011 compared to the same periods of 2010 were the following:

–                 decrease in PIF of 1.1% as of September 30, 2011 compared to September 30, 2010, due to fewer new issued applications and fewer policies available to renew.  Excluding Florida and New York, PIF increased 0.1% as of September 30, 2011 compared to September 30, 2010.

–                 13.2% decrease in new issued applications on a countrywide basis to 466 thousand in the third quarter of 2011 from 537 thousand in the third quarter of 2010, and 2.8% decrease to 1,457 thousand in the first nine months of 2011 from 1,499 thousand in the first nine months of 2010.  Excluding Florida and New York (impacted by actions to improve profitability), new issued applications on a countrywide basis decreased 7.3% to 418 thousand in the third quarter of 2011 from 451 thousand in the third quarter of 2010, and increased 3.3% to 1,289 thousand in the first nine months of 2011 from 1,248 thousand in the first nine months of 2010.  New issued applications increased in 22 states in the first nine months of 2011 compared to the same period of 2010, while in the first six months of 2011 34 states reflected new issued applications increases.  The decline in the number of states with increases in new issued applications was due to lower quote levels and close rates (percentage of quotes written as applications).

–                 increase in average gross premium in the third quarter of 2011 compared to the same period of 2010.

–                 0.4 point and 0.3 point increase in the renewal ratio in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010.  38 states are showing favorable comparisons to same period of prior year.

Non-standard auto premiums written totaled $194 million in the third quarter of 2011, a decrease of 13.4% from $224 million in the third quarter of 2010, and $602 million in the first nine months of 2011, a decrease of 12.1% from $685 million in the first nine months of 2010.

	Allstate brand
Non-Standard Auto	2011	2010
Three months ended September 30,
PIF (thousands)	599	671
Average premium-gross written (6 months)	$586	$630
Renewal ratio (%) (6 months)	70.6	70.8
Approved rate changes:
# of states	3	4
Countrywide (%)	0.9	0.7
State specific (%) (1)	11.5	5.8

Nine months ended September 30,
PIF (thousands)	599	671
Average premium-gross written (6 months)	$609	$623
Renewal ratio (%) (6 months)	70.6	71.7
Approved rate changes:
# of states	9	10	(2)
Countrywide (%)	4.9	4.2
State specific (%) (1)	14.4	10.5

(1)

Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $8 million and $41 million in the three months and nine months ended September 30, 2011, respectively, compared to $6 million and $38 million in the three months and nine months ended September 30, 2010, respectively.

(2)	Includes Washington D.C.

Allstate brand non-standard auto premiums written totaled $194 million in the third quarter of 2011, a decrease of 13.0% from $223 million in the third quarter of 2010, and $601 million in the first nine months of 2011, a decrease of 11.6% from $680 million in the first nine months of 2010.  Contributing to the Allstate brand non-standard auto premiums written decrease in the third quarter and first nine months of 2011 compared to the same periods of 2010 were the following:

–	decrease in PIF as of September 30, 2011 compared to September 30, 2010, due to a decline in the number of policies available to renew, a lower retention rate and fewer new issued applications
–

12.9% decrease in new issued applications to 61 thousand in the third quarter of 2011 from 70 thousand in the third quarter of 2010, and 19.5% decrease to 198 thousand in the first nine months of 2011 from 246 thousand in the first nine months of 2010

–	decrease in average gross premium in the third quarter and first nine months of 2011 compared to the same periods of 2010
–	0.2 point and 1.1 point decrease in the renewal ratio in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010

Homeowners premiums written totaled $1.73 billion in the third quarter of 2011, an increase of 1.5% from $1.71 billion in the third quarter of 2010, and $4.74 billion in the first nine months of 2011, an increase of 2.2% from $4.64 billion in the first nine months of 2010.  Excluding the cost of catastrophe reinsurance, premiums written increased 1.3% and 1.6% in the third quarter and first nine months of 2011 compared to the same periods of 2010.

	Allstate brand		Encompass brand
Homeowners	2011	2010	2011	2010
Three months ended September 30,
PIF (thousands)	6,459	6,740	306	322
Average premium-gross written (12 months)	$1,001	$953	$1,306	$1,311
Renewal ratio (%) (12 months)	88.4	88.6	79.6	76.5
Approved rate changes (1):
# of states	15	15	7	8	(3)
Countrywide (%)	2.3	1.0	0.7	--
State specific (%) (2)	13.9	4.2	3.0	(0.1)

Nine months ended September 30,
PIF (thousands)	6,459	6,740	306	322
Average premium-gross written (12 months)	$989	$937	$1,300	$1,304
Renewal ratio (%) (12 months)	88.4	88.3	80.9	76.7
Approved rate changes (1):
# of states (3)	37	26	22	18
Countrywide (%)	5.6	3.8	2.3	0.6
State specific (%) (2)	10.5	9.4	3.5	1.8

(1)    Includes rate changes approved based on our net cost of reinsurance.

(2)    Based on historical premiums written in those states, rate changes approved for homeowners totaled $140 million and $350 million in the three months and nine months ended September 30, 2011, respectively, compared to $59 million and $233 million in the three months and nine months ended September 30, 2010, respectively.

(3)    Includes Washington D.C.

Allstate brand homeowners premiums written totaled $1.63 billion in the third quarter of 2011, an increase of 1.5% from $1.61 billion in the third quarter of 2010, and $4.47 billion in the first nine months of 2011, an increase of 2.3% from $4.36 billion in the first nine months of 2010.  Contributing to the Allstate brand homeowners premiums written increase in the third quarter and first nine months of 2011 compared to the same periods of 2010 were the following:

–                 decrease in PIF of 4.2% as of September 30, 2011 compared to September 30, 2010, due to fewer policies available to renew and fewer new issued applications

–                 17.1% decrease in new issued applications to 116 thousand in the third quarter of 2011 from 140 thousand in the third quarter of 2010, and 13.9% decrease to 353 thousand in the first nine months of 2011 from 410 thousand in the first nine months of 2010.  During the second quarter of 2011, our Castle Key Indemnity Company subsidiary completed a 2008 regulatory consent decree to sell 50,000 new homeowners policies in Florida by November 2011.

–                 increase in average gross premium in the third quarter and first nine months of 2011 compared to the same periods of 2010, primarily due to rate changes

–                 0.2 point decrease and 0.1 point increase in the renewal ratio in the third quarter and first nine months of 2011 compared to the same periods of 2010

–                 decrease in the cost of our catastrophe reinsurance program in the third quarter and first nine months of 2011 compared to the same periods of 2010

Underwriting results are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Premiums written	$6,728	$6,767	$19,555	$19,665
Premiums earned	$6,432	$6,498	$19,338	$19,514
Claims and claims expense	(5,121)	(4,582)	(15,945)	(14,085)
Amortization of DAC	(907)	(915)	(2,719)	(2,754)
Other costs and expenses	(695)	(705)	(2,108)	(2,070)
Restructuring and related charges	(8)	(9)	(30)	(34)
Underwriting (loss) income	$(299)	$287	$(1,464)	$571
Catastrophe losses	$1,077	$386	$3,749	$1,670

Underwriting (loss) income by line of business
Standard auto	$204	$258	$451	$688
Non-standard auto	34	23	74	48
Homeowners	(511)	(63)	(1,781)	(312)
Other personal lines	(26)	69	(208)	147
Underwriting (loss) income	$(299)	$287	$(1,464)	$571

Underwriting (loss) income by brand
Allstate brand	$(228)	$292	$(1,338)	$611
Encompass brand	(71)	(5)	(126)	(40)
Underwriting (loss) income	$(299)	$287	$(1,464)	$571

Allstate Protection experienced an underwriting loss of $299 million in the third quarter of 2011 compared to underwriting income of $287 million in the same period of 2010, and an underwriting loss of $1.46 billion in the first nine months of 2011 compared to underwriting income of $571 million in the same period of 2010.  The decrease in both periods was primarily due to decreases in homeowners, other personal lines and standard auto underwriting income. Homeowners underwriting income decreased $448 million to an underwriting loss of $511 million in the third quarter of 2011 from an underwriting loss of $63 million in the third quarter of 2010, and decreased $1.47 billion to an underwriting loss of $1.78 billion in the first nine months of 2011 from an underwriting loss of $312 million in the first nine months of 2010.  The decrease in both periods was primarily due to increases in catastrophe losses, including prior year reestimates for catastrophes.  Other personal lines underwriting income decreased $95 million to an underwriting loss of $26 million in the third quarter of 2011 from an underwriting income of $69 million in the third quarter of 2010, and decreased $355 million to an underwriting loss of $208 million in the first nine months of 2011 from an underwriting income of $147 million in the first nine months of 2010.  The decrease in both periods was primarily due to increases in catastrophe losses and unfavorable reserve reestimates.  Standard auto underwriting income decreased $54 million to an underwriting income of $204 million in the third quarter of 2011 from an underwriting income of $258 million in the third quarter of 2010, and decreased $237 million to an underwriting income of $451 million in the first nine months of 2011 from an underwriting income of $688 million in the first nine months of 2010.  The decrease in both periods was primarily due to increases in catastrophe losses, partially offset by favorable reserve reestimates.

Catastrophe losses in the third quarter and first nine months of 2011 were $1.08 billion and $3.75 billion, respectively, as detailed in the table below.  This compares to catastrophe losses in the third quarter and first nine months of 2010 of $386 million and $1.67 billion, respectively.

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

Catastrophe losses related to events that occurred by the size of the event are shown in the following table.

($ in millions)	Three months ended September 30, 2011
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
Greater than $250 million	1	4.3%	$522	48.5%	8.1	$522
$101 million to $250 million	1	4.3	110	10.2	1.7	110
$50 million to $100 million	4	17.4	227	21.1	3.5	57
Less than $50 million	17	74.0	236	21.9	3.7	14
Total	23	100.0%	1,095	101.7	17.0	48
Prior year reserve reestimates			(47)	(4.4)	(0.7)
Prior quarter reserve reestimates			29	2.7	0.4
Total catastrophe losses			$1,077	100.0%	16.7

	Nine months ended September 30, 2011
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
Greater than $250 million	4	5.6%	$1,643	43.8%	8.5	$411
$101 million to $250 million	6	8.3	822	21.9	4.2	137
$50 million to $100 million	10	13.9	670	17.9	3.5	67
Less than $50 million	52	72.2	712	19.0	3.7	14
Total	72	100.0%	3,847	102.6	19.9	53
Prior year reserve reestimates			(98)	(2.6)	(0.5)
Total catastrophe losses			$3,749	100.0%	19.4

Catastrophe losses incurred by the type of event are shown in the following table.

($ in millions)	Three months ended September 30,				Nine months ended September 30,
	2011	Number of events	2010	Number of events	2011	Number of events	2010	Number of events
Hurricanes/Tropical storms	$632	2	$18	1	$632	2	$18	1
Tornadoes	--	--	5	1	1,280	6	138	6
Wind/Hail	413	17	327	25	1,689	52	1,384	55
Wildfires	50	3	16	1	65	8	16	1
Other events	--	1	5	1	181	4	254	7
Prior year reserve reestimates	(47)		(42)		(98)		(140)
Prior quarter reserve reestimates	29		57		--		--
Total catastrophe losses	$1,077	23	$386	29	$3,749	72	$1,670	70

Combined ratio  Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined in the Property-Liability Operations section of the MD&A.

	Three months ended September 30,						Nine months ended September 30,
	Loss ratio (1)		Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserve reestimates on the combined ratio		Loss ratio (1)		Effect of catastrophe losses on the loss ratio		Effect of pre-tax reserve reestimates on the combined ratio
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Allstate brand loss ratio:
Standard auto	69.3	68.7	2.9	0.4	(3.3)	(0.6)	70.9	69.5	3.3	1.0	(2.0)	(0.9)
Non-standard auto	57.1	61.7	0.5	--	(8.7)	(6.8)	63.8	66.5	1.5	0.3	(4.3)	(4.3)
Homeowners	108.6	80.5	55.8	23.1	--	5.2	115.9	83.5	65.7	31.6	(0.8)	0.2
Other personal lines	76.3	61.4	13.1	4.4	2.4	(6.3)	81.4	63.5	18.4	6.6	3.7	(3.6)

Total Allstate brand loss ratio	78.9	70.5	16.3	6.0	(2.1)	--	82.3	72.0	19.4	8.5	(1.2)	(1.0)
Allstate brand expense ratio	24.8	24.8					24.9	24.7
Allstate brand combined ratio	103.7	95.3					107.2	96.7

Encompass brand loss ratio:
Standard auto	87.6	75.7	3.2	0.6	6.5	(1.7)	80.6	75.2	2.1	0.7	3.2	1.8
Non-standard auto	--	100.0	--	--	--	--	150.0	100.0	--	--	(50.0)	--
Homeowners	119.8	63.5	70.3	13.5	(4.4)	(7.3)	97.8	77.4	49.5	25.3	(1.5)	(3.4)
Other personal lines	65.2	60.9	8.7	--	(8.7)	(4.3)	78.2	72.2	11.6	4.2	(5.8)	(1.4)

Total Encompass brand loss ratio	97.0	70.7	26.5	4.8	1.5	(3.7)	86.3	75.9	18.8	8.8	0.7	(0.1)
Encompass brand expense ratio	29.5	31.0					29.2	28.4
Encompass brand combined ratio	126.5	101.7					115.5	104.3

Allstate Protection loss ratio	79.6	70.5	16.7	5.9	(2.0)	(0.2)	82.5	72.2	19.4	8.6	(1.2)	(1.0)
Allstate Protection expense ratio	25.0	25.1					25.1	24.9
Allstate Protection combined ratio	104.6	95.6					107.6	97.1

(1) Ratios are calculated using the premiums earned for the respective line of business.

Standard auto loss ratio for the Allstate brand increased 0.6 points and 1.4 points in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010 primarily due to higher catastrophe losses, partially offset by favorable reserve reestimates.  Excluding the impact of catastrophe losses, the Allstate brand standard auto loss ratio improved 1.9 points and 0.9 points in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010.  Florida and New York continue to have loss ratios higher than the countrywide average in the first nine months of 2011 though results in these two key states have improved relative to the first nine months of 2010, reducing the pressure on countrywide results.  We continue to pursue profitability management actions in Florida and New York, including rate increases, underwriting restrictions, increased claims staffing and review, and continued advocacy for legislative reform.  In the third quarter and first nine months of 2011, claim frequencies in the bodily injury and physical damage coverages have decreased compared to the same period of 2010.  Bodily injury and physical damage coverages severity results increased in line with historical Consumer Price Index (“CPI”) trends.

Homeowners loss ratio for the Allstate brand increased 28.1 points to 108.6 in the third quarter of 2011 from 80.5 in the third quarter of 2010, and 32.4 points to 115.9 in the first nine months of 2011 from 83.5 in the first nine months of 2010 due to higher catastrophe losses including prior year reserve reestimates for catastrophes.  Excluding the impact of catastrophe losses, the Allstate brand homeowners loss ratio improved 4.6 points and 1.7 points in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010.

Expense ratio for Allstate Protection decreased 0.1 points and increased 0.2 points in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010.  The increase in the first nine months of 2011 compared to the same period of 2010 was driven by marketing costs, partially offset by improved operational efficiencies.  We have implemented a series of growth initiatives such as sales campaigns, agent incentives, referrals and additional marketing that are expected to increase expenses in the fourth quarter of 2011 compared to the fourth quarter of 2010.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Amortization of DAC	13.9	13.9	18.0	18.1	14.1	14.1
Other costs and expenses	10.8	10.8	11.4	11.6	10.8	10.9
Restructuring and related charges	0.1	0.1	0.1	1.3	0.1	0.1
Total expense ratio	24.8	24.8	29.5	31.0	25.0	25.1

	Nine months ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2011	2010	2011	2010	2011	2010
Amortization of DAC	13.9	13.9	18.0	18.2	14.1	14.1
Other costs and expenses	10.9	10.7	11.2	9.4	10.9	10.6
Restructuring and related charges	0.1	0.1	--	0.8	0.1	0.2
Total expense ratio	24.9	24.7	29.2	28.4	25.1	24.9

Reserve reestimates  The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2011 and 2010, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2011	2010
Auto	$11,034	$10,606
Homeowners	2,442	2,399
Other personal lines	2,141	2,145
Total Allstate Protection	$15,617	$15,150

($ in millions, except ratios)	Three months ended September 30,				Nine months ended September 30,
	Reserve reestimates (1) (2)		Effect on combined ratio (2)		Reserve reestimates (1) (2)		Effect on combined ratio (2)
	2011	2010	2011	2010	2011	2010	2011	2010
Auto	$(136)	$(40)	(2.1)	(0.6)	$(245)	$(120)	(1.3)	(0.6)
Homeowners	(4)	67	(0.1)	1.0	(39)	(2)	(0.2)	--
Other personal lines	12	(38)	0.2	(0.6)	61	(65)	0.3	(0.4)
Total Allstate Protection (3)	$(128)	$(11)	(2.0)	(0.2)	$(223)	$(187)	(1.2)	(1.0)

Allstate brand	$(132)	$--	(2.1)	--	$(229)	$(186)	(1.2)	(1.0)
Encompass brand	4	(11)	0.1	(0.2)	6	(1)	--	--
Total Allstate Protection (3)	$(128)	$(11)	(2.0)	(0.2)	$(223)	$(187)	(1.2)	(1.0)

(1)      Favorable reserve reestimates are shown in parentheses.

(2)      Discontinued Lines and Coverages segment reserve reestimates in the three months and nine months ended September 30, 2011 totaled $11 million and $18 million unfavorable compared to $22 million and $25 million unfavorable in the three months and nine months ended September 30, 2010.  The effect on the combined ratio totaled 0.2 and 0.1 in the three months and nine months ended September 30, 2011, respectively, compared to 0.4 and 0.1 in the three months and nine months ended September 30, 2010, respectively.

(3)      Reserve reestimates included in catastrophe losses totaled $47 million and $98 million favorable in the three months and nine months ended September 30, 2011, respectively, compared to $42 million and $140 million favorable in the three months and nine months ended September 30, 2010, respectively.

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Premiums written	$--	$--	$(1)	$--

Premiums earned	$--	$1	$(1)	$1
Claims and claims expense	(11)	(21)	(18)	(24)
Operating costs and expenses	(1)	(1)	(3)	(4)
Underwriting loss	$(12)	$(21)	$(22)	$(27)

Underwriting losses of $12 million and $22 million in the third quarter and first nine months of 2011, respectively, were primarily related to our annual review using established industry and actuarial best practices resulting in a $26 million unfavorable reestimate of asbestos reserves and a $5 million unfavorable reestimate of other reserves, partially offset by a $26 million decrease of our allowance for future uncollectible reinsurance and environmental reserves essentially unchanged.  Underwriting losses of $21 million and $27 million in the third quarter and first nine months of 2010, respectively, were primarily related to an $18 million unfavorable reestimate of environmental reserves and a $5 million unfavorable reestimate of asbestos reserves, partially offset by a $4 million favorable reestimate of other reserves.

For asbestos exposures, our 2011 annual review resulted in an increase in estimated reserves of $26 million for products related coverage due to increases for the assumed reinsurance portion of discontinued lines where we are reliant on our ceding companies to report claims.  Reserves for asbestos claims were $1.09 billion and $1.10 billion, net of reinsurance recoverables of $536 million and $555 million, as of September 30, 2011 and December 31, 2010, respectively.  We continue to be encouraged that the pace of industry claim activity has slowed, reflecting various state legislative actions and increased legal scrutiny of the legitimacy of claims.  Incurred but not reported (“IBNR”) represents 59% of total net asbestos reserves, 1 point lower than at December 31, 2010.  IBNR provides for estimated probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.  In the third quarter of 2010, our review resulted in an increase in estimated reserves of $5 million.

Normal environmental claim activity resulted in essentially no change in estimated reserves for 2011.  Reserves for environmental claims were $187 million and $201 million, net of reinsurance recoverables of $40 million and $47 million, as of September 30, 2011 and December 31, 2010, respectively.  IBNR represents 66% of total net environmental reserves, 4 points higher than at December 31, 2010.  In the third quarter of 2010, reserve additions for environmental claims totaling $18 million were primarily related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up were more fully determined.

As of September 30, 2011, the allowance for uncollectible reinsurance was $103 million, or approximately 13.0% of total recoverables from reinsurers in the Discontinued Lines and Coverages segment, compared to $142 million or 17.6% of total recoverables as of December 31, 2010.  The allowance for future uncollectible reinsurance decreased primarily as our view of how long reinsurers in runoff will remain viable has increased due to the general slow down during the past few years in the pace of industry claim activity.

We believe that our reserves are appropriately established based on available facts, technology, laws, regulations, and assessments of other pertinent factors and characteristics of exposure (i.e. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment.

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income increased 4.9% or $14 million to $298 million in the third quarter of 2011 from $284 million in the third quarter of 2010 as higher yields were offset by lower average investment balances.  The higher yields are primarily attributable to portfolio repositioning and higher distributions on limited partnerships.  Net investment income decreased 0.7% or $6 million to $892 million in the first nine months of 2011 from $898 million in the first nine months of 2010 primarily due to lower average investment balances.  Net investment income was $284 million and $310 million in the first quarter and second quarter of 2011, respectively.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Impairment write-downs	$(105)	$(57)	$(196)	$(232)
Change in intent write-downs	(10)	(10)	(48)	(29)
Net other-than-temporary impairment losses recognized in earnings	(115)	(67)	(244)	(261)
Sales	186	228	387	390
Valuation of derivative instruments	(56)	(143)	(42)	(378)
Settlements of derivative instruments	11	(118)	(91)	(164)
EMA limited partnership income	(2)	(7)	63	10
Realized capital gains and losses, pre-tax	24	(107)	73	(403)
Income tax (expense) benefit	(9)	38	(26)	142
Realized capital gains and losses, after-tax	$15	$(69)	$47	$(261)

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•                  Net income was $183 million and $446 million in the third quarter and first nine months of 2011, respectively, compared to net income of $85 million and a net loss of $18 million in the third quarter and first nine months of 2010, respectively.

•                  Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $529 million in third quarter 2011, an increase of 3.1% from the prior year period, and $1.57 billion in the first nine months of 2011, an increase of 3.2% from the prior year period.

•                  Net realized capital gains totaled $219 million and $320 million in the third quarter and first nine months of 2011, respectively, compared to net realized capital losses of $38 million and $553 million in the third quarter and first nine months of 2010, respectively.

•                  Investments as of September 30, 2011 totaled $59.07 billion, reflecting a decrease in carrying value of $2.51 billion from $61.58 billion as of December 31, 2010.  Net investment income decreased 3.5% to $682 million in third quarter 2011 and 4.7% to $2.06 billion in the first nine months of 2011 from $707 million and $2.16 billion in the third quarter and first nine months of 2010, respectively.

•                  Contractholder funds as of September 30, 2011 totaled $43.78 billion, reflecting decreases of $4.41 billion from $48.19 billion as of December 31, 2010 and $5.16 billion from $48.94 billion as of September 30, 2010.

ALLSTATE FINANCIAL SEGMENT

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Life and annuity premiums and contract charges	$552	$548	$1,668	$1,637
Net investment income	682	707	2,060	2,161
Realized capital gains and losses	219	(38)	320	(553)
Total revenues	1,453	1,217	4,048	3,245

Costs and expenses
Life and annuity contract benefits	(455)	(445)	(1,331)	(1,372)
Interest credited to contractholder funds	(405)	(445)	(1,240)	(1,358)
Amortization of DAC	(215)	(91)	(472)	(215)
Operating costs and expenses	(105)	(118)	(324)	(354)
Restructuring and related charges	--	--	2	1
Total costs and expenses	(1,180)	(1,099)	(3,365)	(3,298)

Gain (loss) on disposition of operations	1	4	(16)	7
Income tax (expense) benefit	(91)	(37)	(221)	28
Net income (loss)	$183	$85	$446	$(18)

Investments as of September 30			$59,068	$62,915

Net income in the third quarter of 2011 was $183 million compared to $85 million in the same period of 2010.  The $98 million increase was primarily due to net realized capital gains in the current year compared to net realized capital losses in the prior year and decreased interest credited to contractholder funds, partially offset by higher amortization of DAC and lower net investment income.

Net income in the first nine months of 2011 was $446 million compared to a net loss of $18 million in the first nine months of 2010.  The $464 million improvement was primarily due to net realized capital gains in the current year compared to net realized capital losses in the prior year, decreased interest credited to contractholder funds and lower life and annuity contract benefits, partially offset by higher amortization of DAC and lower net investment income.

Analysis of revenues   Total revenues increased 19.4% or $236 million in the third quarter of 2011 and 24.7% or $803 million in the first nine months of 2011 compared to the same periods of 2010 due to net realized capital gains in the current year compared to net realized capital losses in the prior year and higher premiums and contract charges, partially offset by lower net investment income.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Underwritten products
Traditional life insurance premiums	$111	$107	$328	$317
Accident and health insurance premiums	160	157	483	464
Interest-sensitive life insurance contract charges	258	249	759	740
Subtotal	529	513	1,570	1,521

Annuities
Immediate annuities with life contingencies premiums	16	26	74	84
Other fixed annuity contract charges	7	9	24	32
Subtotal	23	35	98	116

Life and annuity premiums and contract charges (1)	$552	$548	$1,668	$1,637

(1)

Contract charges related to the cost of insurance totaled $167 million and $161 million in the third quarter of 2011 and 2010, respectively, and $491 million and $476 million in the first nine months of 2011 and 2010, respectively.

Total premiums and contract charges increased 0.7% and 1.9% in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010 primarily due to higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders, and growth in Allstate Benefits’s accident and health insurance business in force, partially offset by lower sales of immediate annuities with life contingencies.  Sales of immediate annuities with life contingencies fluctuate with changes in our pricing competitiveness relative to other insurers.

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Contractholder funds, beginning balance	$45,078	$49,443	$48,195	$52,582

Deposits
Fixed annuities	133	224	439	752
Interest-sensitive life insurance	319	363	964	1,149
Bank and other deposits	34	262	344	748
Total deposits	486	849	1,747	2,649

Interest credited	400	445	1,223	1,355

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(26)	(3)	(819)	(1,784)
Benefits	(396)	(397)	(1,135)	(1,187)
Surrenders and partial withdrawals	(1,513)	(1,295)	(4,529)	(3,898)
Contract charges
	(257)	(247)	(763)	(731)
Net transfers from separate accounts
	3	3	9	8
Fair value hedge adjustments for institutional products
	--	24	(34)	(173)
Other adjustments (1)
	1	114	(118)	115
Total maturities, benefits, withdrawals and other adjustments
	(2,188)	(1,801)	(7,389)	(7,650)
Contractholder funds, ending balance	$43,776	$48,936	$43,776	$48,936

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

Contractholder funds decreased 2.9% and 9.2% in the third quarter and first nine months of 2011, respectively, compared to decreases of 1.0% and 6.9% in the third quarter and first nine months of 2010, respectively, reflecting our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 9.7% and 9.4% in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010.

Contractholder deposits decreased 42.8% and 34.1% in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010 primarily due to lower deposits on Allstate Bank products and fixed annuities.  In September 2011, Allstate Bank stopped opening new customer accounts.

Maturities and retirements of institutional products decreased $965 million to $819 million in the first nine months of 2011 from $1.78 billion in the same period of 2010, reflecting the continuing decline in these obligations over the past three years.

Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products (including maturities of certificates of deposit) increased 16.8% to $1.51 billion in the third quarter of 2011 and 16.2% to $4.53 billion in the first nine months of 2011 from $1.30 billion and $3.90 billion in the third quarter and first nine months of 2010, respectively, primarily due to higher surrenders and partial withdrawals on fixed annuities, partially offset by lower surrenders and partial withdrawals on Allstate Bank products and interest-sensitive life insurance products.  The increase for fixed annuities resulted from an increased number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge as well as crediting rate actions taken by management.  The annualized surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of year contractholder funds, was 15.0% in the first nine months of 2011 compared to 12.2% in the first nine months of 2010.

Net investment income decreased 3.5% or $25 million to $682 million in the third quarter of 2011 and 4.7% or $101 million to $2.06 billion in the first nine months of 2011 from $707 million and $2.16 billion in the third quarter and first nine months of 2010, respectively, primarily due to reduced average investment balances which were partially offset by higher yields.  The higher yields are primarily attributable to yield optimization actions including the termination of interest rate swaps during the first quarter of 2011.  Net investment income was $684 million and $694 million in the first quarter and second quarter of 2011, respectively.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Impairment write-downs

	$(85)	$(80)	$(178)	$(367)

Change in intent write-downs

	(3)	(20)	(50)	(100)

Net other-than-temporary impairment losses recognized in earnings

	(88)	(100)	(228)	(467)

Sales

	485	89	708	151

Valuation of derivative instruments

	(198)	10	(240)	(193)

Settlements of derivative instruments

	9	(34)	19	(45)

EMA limited partnership income

	11	(3)	61	1

Realized capital gains and losses, pre-tax

	219	(38)	320	(553)

Income tax (expense) benefit

	(77)	13	(113)	193

Realized capital gains and losses, after-tax

	$142	$(25)	$207	$(360)

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses   Total costs and expenses increased 7.4% or $81 million in the third quarter of 2011 and 2.0% or $67 million in the first nine months of 2011 compared to the same periods of 2010 primarily due to higher amortization of DAC, partially offset by lower interest credited to contractholder funds.

Life and annuity contract benefits increased 2.2% or $10 million in the third quarter of 2011 compared to the third quarter of 2010 primarily due to unfavorable mortality in interest-sensitive life insurance products.  Life and annuity contract benefits decreased 3.0% or $41 million in the first nine months of 2011 compared to the same period of 2010 primarily due to reserve reestimations recorded in second quarter 2010 that did not recur in 2011.

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

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $135 million and $405 million in the third quarter and first nine months of 2011, respectively, compared to $135 million and $413 million in the third quarter and first nine months of 2010, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Life insurance	$90	$93	$281	$204
Accident and health insurance	70	65	215	189
Annuities	(26)	(17)	(46)	(11)
Total benefit spread	$134	$141	$450	$382

Benefit spread decreased 5.0% or $7 million in the third quarter of 2011 compared to the third quarter of 2010 primarily due to unfavorable mortality experience on annuities and interest-sensitive life insurance.  Benefit spread increased 17.8% or $68 million in the first nine months of 2011 compared to the same period of 2010 primarily due to reestimations of reserves that increased contract benefits for interest-sensitive life insurance and decreased contract benefits for immediate annuities with life contingencies in 2010, and favorable morbidity experience on certain accident and health products and growth at Allstate Benefits.

Interest credited to contractholder funds decreased 9.0% or $40 million in the third quarter of 2011 and 8.7% or $118 million in the first nine months of 2011 compared to the same periods of 2010 primarily due to lower average contractholder funds and lower interest crediting rates on deferred fixed annuities, interest-sensitive life insurance and immediate fixed annuities.  Additionally, valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $6 million in the third quarter of 2011 and decreased interest credited to contractholder funds by $2 million in first nine months of 2011.

Amortization of deferred sales inducement costs in the third quarter and first nine months of 2011 was $8 million and $23 million, respectively, compared to $3 million and $14 million in the third quarter and first nine months of 2010, respectively.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Annuities and institutional products	$48	$44	$147	$148
Life insurance	17	11	42	24
Allstate Bank products	6	8	20	24
Accident and health insurance	4	5	14	13
Net investment income on investments supporting capital	67	59	192	181
Total investment spread	$142	$127	$415	$390

Investment spread increased 11.8% or $15 million in the third quarter of 2011 and 6.4% or $25 million in the first nine months of 2011 compared to the same periods of 2010 as actions to improve investment portfolio yields and lower crediting rates more than offset the effect of the continuing decline in our spread-based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2011	2010	2011	2010	2011	2010
Interest-sensitive life insurance	5.4%	5.5%	4.1%	4.4%	1.3%	1.1%
Deferred fixed annuities and institutional products	4.7	4.4	3.3	3.3	1.4	1.1
Immediate fixed annuities with and without life contingencies	6.4	6.3	6.2	6.3	0.2	--
Investments supporting capital, traditional life and other products	3.8	3.7	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2011	2010	2011	2010	2011	2010
Interest-sensitive life insurance	5.5%	5.5%	4.2%	4.4%	1.3%	1.1%
Deferred fixed annuities and institutional products	4.6	4.4	3.3	3.2	1.3	1.2
Immediate fixed annuities with and without life contingencies	6.3	6.4	6.2	6.4	0.1	--
Investments supporting capital, traditional life and other products	3.7	3.7	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	September 30,
	2011	2010
Immediate fixed annuities with life contingencies	$8,800	$8,651
Other life contingent contracts and other	5,508	5,304
Reserve for life-contingent contract benefits	$14,308	$13,955

Interest-sensitive life insurance	$10,758	$10,578
Deferred fixed annuities	26,044	30,071
Immediate fixed annuities without life contingencies	3,737	3,809
Institutional products	1,914	2,678
Allstate Bank products	797	1,103
Market value adjustments related to fair value hedges and other	526	697
Contractholder funds	$43,776	$48,936

Amortization of DAC increased $124 million in the third quarter of 2011 and $257 million in the first nine months of 2011 compared to the same periods of 2010.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Amortization of DAC before amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged and changes in assumptions	$(101)	$(101)	$(304)	$(240)
(Amortization) accretion relating to realized capital gains and losses(1) and valuation changes on embedded derivatives that are not hedged	(114)	10	(156)	13
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”)	--	--	(12)	12
Total amortization of DAC	$(215)	$(91)	$(472)	$(215)

(1)     The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The increase of $124 million in the third quarter of 2011 was primarily due to higher amortization relating to realized capital gains and losses.  The increase of $257 million in the first nine months of 2011 was primarily due to increased amortization relating to realized capital gains, lower amortization in the second quarter of 2010 resulting from decreased benefit spread on interest-sensitive life insurance due to the reestimation of reserves, and an unfavorable change in amortization acceleration/deceleration for changes in assumptions.  DAC amortization relating to realized capital gains and losses primarily resulted from realized capital gains on sales of fixed income securities in 2011.

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

Operating costs and expenses decreased 11.0% and 8.5% in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Non-deferrable acquisition costs	$41	$43	$123	$128
Other operating costs and expenses	64	75	201	226
Total operating costs and expenses	$105	$118	$324	$354

Restructuring and related charges	$--	$--	$(2)	$(1)

Non-deferrable acquisition costs decreased 4.7% or $2 million and 3.9% or $5 million in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010 primarily due to lower premium tax expenses and lower non-deferrable commissions.  Other operating costs and expenses decreased 14.7% or $11 million and 11.1% or $25 million in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010.  The declines were primarily due to lower employee and professional service costs, reduced insurance department expense assessments and lower net Allstate agencies distribution channel expenses reflecting increased fees from sales of third party financial products.

Loss on disposition of $16 million in the first nine months of 2011 includes $22 million related to the planned dissolution of Allstate Bank.  In third quarter 2011, we received regulatory approval to voluntarily dissolve Allstate Bank.  We expect to return all funds to customers, cease Allstate Bank operations, cancel the charter of the bank, and deregister The Allstate Corporation as a savings and loan holding company by the first half of 2012.

Income tax expense of $91 million and $221 million was recognized for the third quarter and first nine months of 2011, respectively, compared to income tax expense of $37 million and an income tax benefit of $28 million in the same periods of 2010, respectively.  This change was due to the proportionate change in the income on which the income tax expense was determined.

INVESTMENTS HIGHLIGHTS

•	Investments as of September 30, 2011 totaled $97.53 billion, a decrease of 2.9% from $100.48 billion as of December 31, 2010.
•	Unrealized net capital gains totaled $2.36 billion as of September 30, 2011, improving from $1.39 billion as of December 31, 2010.
•

As of September 30, 2011, 50% of our below investment grade gross unrealized losses were concentrated in residential mortgage-backed securities, specifically Alt-A residential mortgage-backed securities and Subprime residential mortgage-backed securities. The fair value of these securities totaled $928 million, a decrease of 14.4%, compared to $1.08 billion as of December 31, 2010. Gross unrealized losses on these securities totaled $445 million as of September 30, 2011, an improvement of 19.7%, compared to $554 million as of December 31, 2010.

•

Net investment income was $994 million in the third quarter of 2011, a decrease of 1.1% from $1.01 billion in the third quarter of 2010, and $3.00 billion in the first nine months of 2011, a decrease of 3.5% from $3.10 billion in the first nine months of 2010.

•

Net realized capital gains were $264 million in the third quarter of 2011 compared to net realized capital losses of $144 million in the third quarter of 2010. Net realized capital gains were $417 million in the first nine months of 2011 compared to net realized capital losses of $943 million in the first nine months of 2010.

•

Total derivative net realized capital losses were $234 million in the third quarter of 2011 compared to net realized capital losses of $285 million in the third quarter of 2010, and net realized capital losses of $354 million in the first nine months of 2011 compared to net realized capital losses of $780 million in the first nine months of 2010.

INVESTMENTS

Early in 2011, we executed yield and return enhancement strategies to optimize the maturity profile of our fixed income portfolio.  We shifted out of longer term fixed rate and shorter term lower yielding securities into intermediate-term maturity securities.  Additionally, we increased our exposure to high yield corporate bonds through a higher targeted allocation and reinvestment of proceeds from the sale of lower rated structured securities.  During the third quarter of 2011 we capitalized on valuation gains on foreign government, U.S. Treasury and other fixed income securities that resulted from historically low interest rates through sales which generated $630 million of realized capital gains.  Proceeds were primarily invested in intermediate-term corporate bonds at current market rates.

The composition of the investment portfolios as of September 30, 2011 is presented in the table below.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$27,002	77.1%	$46,867	79.4%	$2,525	73.2%	$76,394	78.3%
Equity securities (2)	3,977	11.4	180	0.3	--	--	4,157	4.3
Mortgage loans	377	1.1	6,579	11.1	--	--	6,956	7.1
Limited partnership interests (3)	2,863	8.2	1,508	2.6	36	1.0	4,407	4.5
Short-term (4)	719	2.0	1,908	3.2	890	25.8	3,517	3.6
Other	68	0.2	2,026	3.4	--	--	2,094	2.2
Total	$35,006	100.0%	$59,068	100.0%	$3,451	100.0%	$97,525	100.0%

(1)    Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $26.51 billion, $44.97 billion and $2.46 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)    Equity securities are carried at fair value.  Cost basis for these securities was $4.09 billion and $158 million for Property-Liability and Allstate Financial, respectively.

(3)    We have commitments to invest in additional limited partnership interests totaling $1.22 billion and $780 million for Property-Liability and Allstate Financial, respectively.

(4)    Short-term investments are carried at fair value.  Amortized cost basis for these investments was $719 million, $1.91 billion and $890 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(5)    Balances reflect the elimination of related party investments between segments.

Total investments decreased to $97.53 billion as of September 30, 2011, from $100.48 billion as of December 31, 2010, primarily due to net reductions in contractholder obligations, partially offset by higher valuations of fixed income securities and an increase of $321 million in collateral from securities lending activities.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically referenced as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  U.S. Treasury securities continue to trade in active markets, and the yield curve on U.S. Treasury securities remains an appropriate basis for determining risk-free rates.  The increase in valuation of fixed income securities for the nine months ended September 30, 2011 was due to declining risk-free interest rates, partially offset by widening credit spreads.

The Property-Liability investment portfolio decreased to $35.01 billion as of September 30, 2011, from $35.05 billion as of December 31, 2010, primarily due to lower valuations of equity securities and dividends paid by Allstate Insurance Company (“AIC”) to its parent, The Allstate Corporation (the “Corporation”), partially offset by positive operating cash flows and increased collateral from securities lending activities.

The Allstate Financial investment portfolio decreased to $59.07 billion as of September 30, 2011, from $61.58 billion as of December 31, 2010, primarily due to net reductions in contractholder obligations of $4.41 billion, partially offset by higher valuations of fixed income securities.

The Corporate and Other investment portfolio decreased to $3.45 billion as of September 30, 2011, from $3.85 billion as of December 31, 2010, primarily due to share repurchases, dividends paid to shareholders and interest paid on debt, partially offset by dividends of $638 million paid by AIC to the Corporation.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of September 30, 2011	Percent to total investments	Fair value as of December 31, 2010	Percent to total investments
U.S. government and agencies	$4,346	4.4%	$8,596	8.6%
Municipal	14,999	15.4	15,934	15.9
Corporate	44,529	45.7	37,655	37.5
Foreign government	2,133	2.2	3,158	3.1
Residential mortgage-backed securities (“RMBS”)	4,632	4.7	7,993	7.9
Commercial mortgage-backed securities (“CMBS”)	1,824	1.9	1,994	2.0
Asset-backed securities (“ABS”)	3,906	4.0	4,244	4.2
Redeemable preferred stock	25	--	38	--
Total fixed income securities	$76,394	78.3%	$79,612	79.2%

As of September 30, 2011, 91.6% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners (“NAIC”), and/or internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of September 30, 2011.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$4,346	$337	$--	$--	$--	$--

Municipal
Tax exempt	958	62	4,755	186	2,274	84
Taxable	206	23	2,706	288	1,121	86
Auction rate securities (“ARS”)	668	(43)	58	(7)	79	(14)

Corporate
Public	1,079	57	3,223	176	11,643	724
Privately placed	1,078	52	1,654	101	4,374	283

Foreign government	778	117	458	30	534	25

RMBS
U.S. government sponsored entities (“U.S. Agency”)	2,250	108	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	244	4	30	(1)	188	3
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	41	(1)	71	1
Subprime residential mortgage-backed securities (“Subprime”)	--	--	52	(20)	43	(9)

CMBS	989	24	206	(13)	178	(41)

ABS
Collateralized debt obligations (“CDO”)	84	(2)	784	(36)	354	(77)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,321	40	311	4	359	5

Redeemable preferred stock	--	--	1	--	--	--

Total fixed income securities	$14,001	$779	$14,279	$707	$21,218	$1,070

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$4,346	$337

Municipal
Tax exempt	1,117	(11)	465	(55)	9,569	266
Taxable	425	(17)	99	(18)	4,557	362
ARS	68	(10)	--	--	873	(74)

Corporate
Public	11,052	671	2,471	(78)	29,468	1,550
Privately placed	6,617	212	1,338	(4)	15,061	644

Foreign government	363	20	--	--	2,133	192

RMBS
U.S. Agency	--	--	--	--	2,250	108
Prime	36	1	512	(20)	1,010	(13)
Alt-A	33	--	386	(75)	531	(75)
Subprime	62	(30)	684	(356)	841	(415)

CMBS	282	(94)	169	(97)	1,824	(221)

ABS
CDO	193	(72)	243	(67)	1,658	(254)
Consumer and other ABS	229	3	28	(2)	2,248	50

Redeemable preferred stock	24	2	--	--	25	2

Total fixed income securities	$20,501	$675	$6,395	$(772)	$76,394	$2,459

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $15.00 billion as of September 30, 2011 with an unrealized net capital gain of $554 million.  The municipal bond portfolio includes general obligations of state and local issuers, revenue bonds and pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $1.44 billion of pre-refunded bonds, as of September 30, 2011.

($ in millions) State	State general obligation	Local general obligation	Revenue (1)	Fair value	Amortized cost	Average credit rating (2)
California	$77	$688	$693	$1,458	$1,438	A
Texas	24	442	619	1,085	1,028	Aa
Florida	46	185	582	813	782	A
New York	33	107	537	677	642	Aa
Ohio	103	210	290	603	595	A
Illinois	--	168	362	530	494	A
Missouri	31	128	289	448	434	A
Michigan	43	144	240	427	412	Aa
Delaware	--	--	411	411	435	Aa
Pennsylvania	93	93	215	401	394	Aa
All others	1,103	1,546	4,055	6,704	6,463	A
Total	$1,553	$3,711	$8,293	$13,557	$13,117	A

(1)    The nature of the activities supporting revenue bonds is highly diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

(2)    The municipal bonds are rated by third party credit rating agencies, the NAIC and/or internally rated.

Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor.  We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments.  As a result of downgrades in the insurers’ credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor.  As of September 30, 2011, 99.4% of our insured municipal bond portfolio is rated investment grade.  Given the effects of the economic crisis on bond insurers, the value inherent in the insurance has declined.  Further, we believe the fair value of our insured municipal bond portfolio substantially reflects the decline in the value of the insurance.  We believe that the loss of the benefit of insurance would not result in a material adverse impact on our results of operations, financial position or liquidity.

Included in our municipal bond holdings as of September 30, 2011 are $783 million of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and are also internally rated.  These holdings include $369 million of below investment grade municipal bonds, most of which were purchased to provide the opportunity to achieve incremental returns.

Corporate bonds, including publicly traded and privately placed, totaled $44.53 billion as of September 30, 2011 with an unrealized net capital gain of $2.19 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $4.63 billion, with 65.8% rated investment grade, as of September 30, 2011.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $395 million as of September 30, 2011 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to higher risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  The following table shows our RMBS portfolio as of September 30, 2011 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$58	$2	$180	$4	$54	$2	$--	$--	$292	$8
2009	317	11	62	1	7	--	--	--	386	12
2008	472	19	--	--	--	--	--	--	472	19
2007	169	6	223	--	64	(27)	204	(114)	660	(135)
2006	142	6	180	--	152	(19)	209	(113)	683	(126)
2005	303	16	160	(15)	112	(17)	229	(113)	804	(129)
Pre-2005	789	48	205	(3)	142	(14)	199	(75)	1,335	(44)
Total	$2,250	$108	$1,010	$(13)	$531	$(75)	$841	$(415)	$4,632	$(395)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of September 30, 2011, $763 million of the Prime had fixed rate underlying collateral and $247 million had variable rate underlying collateral.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  As of September 30, 2011, $406 million of the Alt-A had fixed rate underlying collateral and $125 million had variable rate underlying collateral.

Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $623 million and $218 million of first lien and second lien securities, respectively.  As of September 30, 2011, $463 million of the Subprime had fixed rate underlying collateral and $378 million had variable rate underlying collateral.

CMBS totaled $1.82 billion, with 90.7% rated investment grade, as of September 30, 2011.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 93.6% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio as of September 30, 2011 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2011	$1	$--
2010	24	1
2007	263	(30)
2006	527	(146)
2005	288	(49)
Pre-2005	721	3
Total CMBS	$1,824	$(221)

The unrealized net capital loss of $221 million as of September 30, 2011 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, largely due to the macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  CMBS credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year CMBS.

ABS, including CDO and Consumer and other ABS, totaled $3.91 billion, with 93.1% rated investment grade, as of September 30, 2011.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $204 million as of September 30, 2011 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.66 billion, with 85.3% rated investment grade, as of September 30, 2011.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.35 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $154 million.  The remaining $308 million of securities consisted of synthetic CDO, trust preferred CDO, project finance CDO, market value CDO, collateralized bond obligations and other CLO with unrealized losses of $100 million.

Consumer and other ABS totaled $2.25 billion, with 98.8% rated investment grade, as of September 30, 2011.  Consumer and other ABS consists of $773 million of consumer auto and $1.48 billion of other ABS with unrealized gains of $5 million and $45 million, respectively.

Mortgage loans  Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $6.96 billion as of September 30, 2011, compared to $6.68 billion as of December 31, 2010, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.

We recognized $29 million and $42 million of realized capital losses related to net increases in the valuation allowance on impaired mortgage loans for the three months and nine months ended September 30, 2011, respectively, primarily due to the risk associated with refinancing near-term maturities, and decreases in occupancy which resulted in deteriorating debt service coverage and declines in property valuations.  While property valuations show signs of stabilization or recovery in many larger, primary markets, valuations in many smaller cities remain under stress.

For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of September 30, 2011.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$995	$357	$86	$7	$1,445
Equity method of accounting (“EMA”)	719	626	1,166	451	2,962
Total	$1,714	$983	$1,252	$458	$4,407

Number of sponsors	94	44	12	8
Number of individual funds	154	90	82	14
Largest exposure to single fund	$38	$135	$80	$59

Our aggregate limited partnership exposure represented 4.5% and 3.8% of total invested assets as of September 30, 2011 and December 31, 2010, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended September 30,
	2011				2010
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$25	$14	$39	$--	$6	$(2)	$4	$(3)
Real estate funds	9	18	27	(2)	--	(6)	(6)	(6)
Hedge funds	--	(17)	(17)	--	--	(3)	(3)	(1)
Tax credit funds	(1)	(6)	(7)	--	--	--	--	--
Total	$33	$9	$42	$(2)	$6	$(11)	$(5)	$(10)

	Nine months ended September 30,
	2011				2010
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$52	$66	$118	$(2)	$20	$33	$53	$(5)
Real estate funds	10	45	55	(2)	1	(42)	(41)	(35)
Hedge funds	--	24	24	--	--	22	22	(2)
Tax credit funds	(1)	(8)	(9)	--	(2)	--	(2)	--
Total	$61	$127	$188	$(4)	$19	$13	$32	$(42)

(1)    Impairment write-downs related to Cost limited partnerships were $2 million and $4 million in the three months and nine months ended September 30, 2011, respectively, compared to $10 million and $41 million in the three months and nine months ended September 30, 2010, respectively.  There were no impairment write-downs related to EMA limited partnerships in the three months ended September 30, 2011 and 2010 and nine months ended September 30, 2011.  Impairment write-downs related to EMA limited partnerships were $1 million in the nine months ended September 30, 2010.

Limited partnership interests, excluding impairment write-downs, produced income of $42 million and $188 million in the three months and nine months ended September 30, 2011, respectively, compared to losses of $5 million and income of $32 million in the three months and nine months ended September 30, 2010, respectively.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on Cost limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $2.36 billion as of September 30, 2011 compared to unrealized net capital gains of $1.39 billion as of December 31, 2010.  The improvement since December 31, 2010 for fixed income securities was due to declining risk-free interest rates, partially offset by widening credit spreads.  The decline since December 31, 2010 for equity securities was primarily due to lower equity valuations.  The following table presents unrealized net capital gains and losses, pre-tax.

($ in millions)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
U.S. government and agencies	$337	$315	$257	$276
Municipal	554	116	(254)	(267)
Corporate	2,194	1,759	1,300	1,395
Foreign government	192	323	295	337
RMBS	(395)	(366)	(377)	(516)
CMBS	(221)	(97)	(103)	(219)
ABS	(204)	(139)	(169)	(181)
Redeemable preferred stock	2	1	1	1
Fixed income securities (1)	2,459	1,912	950	826
Equity securities	(95)	625	645	583
EMA limited partnership interests	7	7	7	--
Derivatives	(15)	(36)	(30)	(22)
Unrealized net capital gains and losses, pre-tax	$2,356	$2,508	$1,572	$1,387

(1) Unrealized net capital gains and losses for fixed income securities as of September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010 comprise $(239) million, $(240) million, $(257) million and $(293) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $2.70 billion, $2.15 billion, $1.21 billion and $1.12 billion, respectively, related to other unrealized net capital gains and losses.

The unrealized net capital gains for the fixed income portfolio totaled $2.46 billion and comprised $4.27 billion of gross unrealized gains and $1.81 billion of gross unrealized losses as of September 30, 2011.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $826 million, comprised of $3.26 billion of gross unrealized gains and $2.43 billion of gross unrealized losses as of December 31, 2010.

Gross unrealized gains and losses as of September 30, 2011 on fixed income securities by type and sector are provided in the table below.

($ in millions)			Gross unrealized			Amortized cost as a	Fair value as a
	Par value (1)	Amortized cost	Gains	Losses	Fair value	percent of par value (2)	percent of par value (2)
Corporate:
Banking	$3,829	$3,760	$111	$(171)	$3,700	98.2%	96.6%
Consumer goods (cyclical and non-cyclical)	8,182	8,305	485	(54)	8,736	101.5	106.8
Financial services	3,743	3,689	161	(49)	3,801	98.6	101.5
Capital goods	5,170	5,199	392	(40)	5,551	100.6	107.4
Communications	2,868	2,883	127	(30)	2,980	100.5	103.9
Utilities	7,277	7,277	699	(29)	7,947	100.0	109.2
Transportation	1,966	1,967	173	(19)	2,121	100.1	107.9
Basic industry	2,080	2,099	112	(17)	2,194	100.9	105.5
Energy	3,253	3,304	205	(14)	3,495	101.6	107.4
Technology	2,007	2,043	93	(12)	2,124	101.8	105.8
FDIC guaranteed	157	157	2	--	159	100.0	101.3
Other	1,746	1,652	84	(15)	1,721	94.6	98.6
Total corporate fixed income portfolio	42,278	42,335	2,644	(450)	44,529	100.1	105.3

U.S. government and agencies	4,351	4,009	337	--	4,346	92.1	99.9
Municipal	16,417	14,445	816	(262)	14,999	88.0	91.4
Foreign government	2,030	1,941	197	(5)	2,133	95.6	105.1
RMBS	5,760	5,027	146	(541)	4,632	87.3	80.4
CMBS	2,071	2,045	37	(258)	1,824	98.7	88.1
ABS	4,437	4,110	87	(291)	3,906	92.6	88.0
Redeemable preferred stock	22	23	2	--	25	104.5	113.6
Total fixed income securities	$77,366	$73,935	$4,266	$(1,807)	$76,394	95.6	98.7

(1)    Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $474 million, $948 million, $3.52 billion and $382 million, respectively.

(2)    Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.4% for corporates, 102.5% for U.S. government and agencies, 101.0% for municipals and 103.1% for foreign governments.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 105.6% for corporates, 107.3% for U.S. government and agencies, 105.1% for municipals and 109.5% for foreign governments.

The banking, consumer goods, financial services, capital goods and communications sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2011.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital loss for the equity portfolio totaled $95 million and comprised $250 million of gross unrealized gains and $345 million of gross unrealized losses as of September 30, 2011.  This is compared to an unrealized net capital gain for the equity portfolio totaling $583 million, comprised of $646 million of gross unrealized gains and $63 million of gross unrealized losses as of December 31, 2010.

We continue to monitor our fixed income and equity securities in the European Union (“EU”).  As of September 30, 2011, the total fair value of these investments in the EU is $4.52 billion, with net unrealized capital gains of $81 million, comprised of $242 million of gross unrealized gains and $161 million of gross unrealized losses.  The following table summarizes our total exposure related to Greece, Ireland, Italy, Portgual and Spain (collectively “GIIPS”) and the EU.

($ in millions)	Banking		Sovereign		Other corporate		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
GIIPS
Fixed income securities	$25	$(9)	$3	$--	$581	$(31)	$609	$(40)
Equity securities	--	--	--	--	5	--	5	--
Total	25	(9)	3	--	586	(31)	614	(40)

EU non-GIIPS
Fixed income securities	416	(49)	113	--	2,991	(30)	3,520	(79)
Equity securities	33	(8)	--	--	354	(34)	387	(42)
Total	449	(57)	113	--	3,345	(64)	3,907	(121)
Total EU	$474	$(66)	$116	$--	$3,931	$(95)	$4,521	$(161)

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position as of September 30, 2011 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of September 30, 2011.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$151	$--	$--	$--	$151	$--
Municipal	2,783	(181)	418	(81)	3,201	(262)
Corporate	4,781	(296)	2,619	(154)	7,400	(450)
Foreign government	346	(5)	--	--	346	(5)
RMBS	333	(65)	1,144	(476)	1,477	(541)
CMBS	935	(160)	161	(98)	1,096	(258)
ABS	1,551	(203)	194	(88)	1,745	(291)
Total	$10,880	$(910)	$4,536	$(897)	$15,416	$(1,807)

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

As of September 30, 2011, 50% of our below investment grade gross unrealized losses were concentrated in RMBS, specifically Alt-A and Subprime.  The fair value of these securities totaled $928 million, a decrease of 14.4%, compared to $1.08 billion as of December 31, 2010, primarily due to sales.  Gross unrealized losses on these securities totaled $445 million as of September 30, 2011, an improvement of 19.7%, compared to $554 million as of December 31, 2010, due to impairment write-downs, principal collections and sales, partially offset by the downgrade of certain securities to below investment grade and lower valuations.  In addition, as of September 30, 2011, the fair value of our below investment grade CMBS with gross unrealized losses totaled $161 million compared to $135 million as of December 31, 2010.  As of September 30, 2011, gross unrealized losses for our below investment grade CMBS portfolio totaled $98 million, an improvement of 26.9% from $134 million as of December 31, 2010, due to sales, impairment write-downs and improved valuations, partially offset by the downgrade of certain securities to below investment grade.

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

Other-than-temporary impairment assessment for below investment grade Alt-A and Subprime RMBS

As of September 30, 2011, the fair value of our below investment grade Alt-A securities with gross unrealized losses totaled $302 million, an increase of 4.9% compared to $288 million as of December 31, 2010.  As of September 30, 2011, gross unrealized losses for our below investment grade Alt-A portfolio totaled $85 million, an improvement of 26.7% compared to $116 million as of December 31, 2010, due to impairment write-downs, principal collections and sales, partially offset by lower valuations and the downgrade of certain securities to below investment grade.  For our below investment grade Alt-A securities with gross unrealized gains of $9 million, we have recognized cumulative write-downs in earnings totaling $35 million as of September 30, 2011.

As of September 30, 2011, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $626 million, a decrease of 21.4% compared to $796 million as of December 31, 2010, primarily due to sales.  As of September 30, 2011, gross unrealized losses for our below investment grade Subprime portfolio totaled $360 million, an improvement of 17.8% compared to $438 million as of December 31, 2010, due to impairment write-downs, principal collections and sales, partially offset by the downgrade of certain securities to below investment grade and lower valuations.  For our below investment grade Subprime with gross unrealized gains totaling $4 million, we have recognized cumulative write-downs in earnings totaling $100 million as of September 30, 2011.

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

96.6% and 3.4% of the fair value of our below investment grade Alt-A securities with gross unrealized losses were issued with Aaa and Aa original ratings and capital structure classifications, respectively.  75.6%, 20.8% and 3.6% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, Alt-A and Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  While the projected cash flow assumptions for our below investment grade Alt-A and Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Alt-A securities with gross unrealized losses, by credit rating.

($ in millions)	September 30, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	1.4%	10.1%	9.9%	2.0%	0.8%	5.0%	2.7%	n/a
Projected additional collateral losses to be incurred (2)	11.6%	24.0%	23.7%	9.8%	7.2%	18.8%	12.2%	n/a
Class-level
Average remaining credit enhancement (3)	12.1%	4.8%	4.9%	15.9%	11.2%	25.4%	18.0%	n/a
Security-specific
Number of positions	1	34	35	5	5	4	14	49
Par value	$9	$449	$458	$43	$25	$35	$103	$561
Amortized cost	$9	$281	$290	$43	$25	$29	$97	$387
Fair value	$9	$212	$221	$41	$19	$21	$81	$302
Gross unrealized losses
Total	$--	$(69)	$(69)	$(2)	$(6)	$(8)	$(16)	$(85)
12-24 months (4)	$--	$(1)	$(1)	$--	$--	$--	$--	$(1)
Over 24 months (5)	$--	$(64)	$(64)	$(2)	$(5)	$(5)	$(12)	$(76)
Cumulative write-downs recognized (6)	$--	$(129)	$(129)	$--	$--	$--	$--	$(129)
Principal payments received during the period (7)								$37

	December 31, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.5%	0.7%	8.1%	8.0%	0.1%	3.1%	3.7%	3.0%	n/a
Projected additional collateral losses to be incurred (2)	9.9%	22.5%	24.6%	24.5%	4.8%	16.6%	17.8%	15.4%	n/a
Class-level
Average remaining credit enhancement (3)	9.9%	19.0%	6.8%	6.9%	5.3%	27.1%	23.9%	20.7%	n/a
Security-specific
Number of positions	1	1	27	29	2	2	8	12	41
Par value	$4	$3	$439	$446	$16	$4	$68	$88	$534
Amortized cost	$4	$2	$316	$322	$16	$4	$62	$82	$404
Fair value	$1	$1	$220	$222	$13	$2	$51	$66	$288
Gross unrealized losses
Total	$(3)	$(1)	$(96)	$(100)	$(3)	$(2)	$(11)	$(16)	$(116)
12-24 months (4)	$--	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (5)	$(3)	$(1)	$(90)	$(94)	$(3)	$(2)	$(10)	$(15)	$(109)
Cumulative write-downs recognized (6)	$--	$(1)	$(92)	$(93)	$--	$--	$--	$--	$(93)
Principal payments received during the period (7)									$67

(1)    Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Alt-A securities we own, as reported by the trust servicers, were $5 million as of September 30, 2011.

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

(5)    Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of September 30, 2011, $40 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $10 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2010, $70 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $11 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

(6)    Includes cumulative write-downs recorded in accordance with GAAP.

(7)    Reflects principal payments for the nine months ended September 30, 2011 or the year ended December 31, 2010, respectively.

The above tables include information about our below investment grade Alt-A securities with gross unrealized losses as of each period presented.  The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, principal payments, sales, purchases and realized principal losses.

As of September 30, 2011, our below investment grade Alt-A securities with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 2.7%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 28.9% and a projected weighted average loss severity of 41.4%, which resulted in projected additional collateral losses of 12.2%.  As the average remaining credit enhancement for these securities of 18.0% exceeds the projected additional collateral losses of 12.2%, these securities have not been impaired.

As of September 30, 2011, our below investment grade Alt-A securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 9.9%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 43.6% and a projected weighted average loss severity of 53.7%, which resulted in projected additional collateral losses of 23.7%.  As the average remaining credit enhancement for these securities of 4.9% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 64.4% and exceeded these securities’ current average amortized cost as a percentage of par of 63.2%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Alt-A securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations since 2009, primarily in 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of September 30, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

($ in millions)	September 30, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	14.0%	17.8%	17.6%	3.7%	6.3%	13.1%	8.7%	n/a
Projected additional collateral losses to be incurred	39.4%	42.5%	42.3%	32.7%	31.6%	40.2%	35.8%	n/a
Class-level
Average remaining credit enhancement	28.5%	19.4%	19.9%	46.8%	44.3%	46.8%	46.1%	n/a
Security-specific
Number of positions	5	67	72	9	15	26	50	122
Par value	$42	$782	$824	$86	$80	$139	$305	$1,129
Amortized cost	$35	$519	$554	$86	$80	$139	$305	$859
Fair value	$26	$331	$357	$61	$47	$72	$180	$537
Gross unrealized losses
Total	$(9)	$(188)	$(197)	$(25)	$(33)	$(67)	$(125)	$(322)
12-24 months	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (2)	$(9)	$(187)	$(196)	$(25)	$(33)	$(67)	$(125)	$(321)
Cumulative write-downs recognized	$(6)	$(253)	$(259)	$--	$--	$--	$--	$(259)
Principal payments received during the period								$53

	December 31, 2010
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	12.0%	16.1%	16.0%	13.2%	12.5%	12.6%	12.7%	n/a
Projected additional collateral losses to be incurred	38.2%	43.2%	43.0%	46.5%	42.7%	40.8%	42.1%	n/a
Class-level
Average remaining credit enhancement	26.0%	22.6%	22.8%	72.7%	63.6%	50.5%	56.7%	n/a
Security-specific
Number of positions	5	81	86	11	10	35	56	142
Par value	$42	$952	$994	$73	$69	$265	$407	$1,401
Amortized cost	$33	$650	$683	$73	$69	$265	$407	$1,090
Fair value	$21	$425	$446	$62	$54	$158	$274	$720
Gross unrealized losses
Total	$(12)	$(225)	$(237)	$(11)	$(15)	$(107)	$(133)	$(370)
12-24 months	$--	$(9)	$(9)	$--	$--	$--	$--	$(9)
Over 24 months (2)	$(12)	$(216)	$(228)	$(11)	$(15)	$(107)	$(133)	$(361)
Cumulative write-downs recognized	$(9)	$(293)	$(302)	$--	$--	$--	$--	$(302)
Principal payments received during the period								$99

(1)    Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $17 million as of September 30, 2011.

(2)    As of September 30, 2011, $145 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $107 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2010, $188 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $108 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

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

As of September 30, 2011, our Subprime securities that are reliably insured include nine below investment grade Subprime securities with a total fair value of $89 million and aggregate gross unrealized losses of $38 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.  As of December 31, 2010, our Subprime securities that are reliably insured included ten below investment grade Subprime securities with a total fair value of $76 million and aggregate gross unrealized losses of $68 million.

As of September 30, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 8.7%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 52.1% and a projected weighted average loss severity of 69.5%, which resulted in projected additional collateral losses of 35.8%.  As the average remaining credit enhancement for these securities of 46.1% exceeds the projected additional collateral losses of 35.8%, these securities have not been impaired.

As of September 30, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 17.6%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 56.3% and a projected weighted average loss severity of 76.0%, which resulted in projected additional collateral losses of 42.3%.  As the average remaining credit enhancement for these securities of 19.9% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 68.9% and exceeded these securities’ current average amortized cost as a percentage of par of 67.2%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations since 2009, primarily in 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of September 30, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

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

($ in millions)	September 30, 2011
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$99	$83	83.8%	$89	89.9%	0.1%
Problem	607	220	36.2	191	31.5	0.2
Potential problem	2,483	1,191	48.0	973	39.2	1.3
Total	$3,189	$1,494	46.8	$1,253	39.3	1.6%
Cumulative write-downs recognized (3)		$904

	December 31, 2010
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$99	$83	83.8%	$79	79.8%	0.1%
Problem	665	214	32.2	188	28.3	0.2
Potential problem	3,441	1,485	43.2	1,171	34.0	1.5
Total	$4,205	$1,782	42.4	$1,438	34.2	1.8%
Cumulative write-downs recognized (3)		$1,005

(1)

The difference between par value and amortized cost of $1.70 billion and $2.42 billion as of September 30, 2011 and December 31, 2010, respectively, is primarily attributable to write-downs and a zero-coupon security.

(2)	Bank loans are reflected at amortized cost.
(3)	Cumulative write-downs recognized only reflect impairment write-downs related to investments within the problem, potential problem and restructured categories.

As of September 30, 2011, amortized cost for the problem category was $220 million and comprised $87 million of Alt-A, $72 million of Subprime, $45 million of municipal bonds, $5 million of corporates (primarily privately placed), $5 million of CDO, $3 million of Consumer and other ABS, $2 million of Prime and $1 million of bank loans.

As of September 30, 2011, amortized cost for the potential problem category was $1.19 billion and comprised $513 million of Subprime, $248 million of Prime, $234 million of Alt-A, $104 million of municipal bonds, $43 million of corporates (primarily privately placed), $27 million of CDO, $13 million of CMBS, $6 million of bank loans and $3 million of Consumer and other ABS.

Net investment income   The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed income securities	$862	$926	$2,661	$2,840
Equity securities	23	17	76	63
Mortgage loans	91	92	267	295
Limited partnership interests	33	6	61	19
Short-term investments	2	2	5	6
Other	27	5	64	12
Investment income, before expense	1,038	1,048	3,134	3,235
Investment expense	(44)	(43)	(138)	(131)
Net investment income	$994	$1,005	$2,996	$3,104

Net investment income decreased 1.1% or $11 million in the third quarter of 2011 and 3.5% or $108 million in the first nine months of 2011 compared to the same periods of 2010.  These declines were primarily due to lower average investment balances due to decreased Allstate Financial contractholder funds, partially offset by higher yields.  The higher yields are primarily attributable to the termination of interest rate swaps during the first quarter of 2011 and higher distributions from limited partnerships.  Net investment income was $982 million and $1.02 billion in the first quarter and second quarter of 2011, respectively.

Realized capital gains and losses   The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Impairment write-downs	$(190)	$(137)	$(374)	$(599)
Change in intent write-downs	(13)	(30)	(98)	(129)
Net other-than-temporary impairment losses recognized in earnings	(203)	(167)	(472)	(728)
Sales	692	319	1,116	552
Valuation of derivative instruments	(254)	(133)	(282)	(571)
Settlements of derivative instruments	20	(152)	(72)	(209)
EMA limited partnership income	9	(11)	127	13
Realized capital gains and losses, pre-tax	264	(144)	417	(943)
Income tax (expense) benefit	(94)	51	(148)	330
Realized capital gains and losses, after-tax	$170	$(93)	$269	$(613)

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed income securities	$(81)	$(110)	$(215)	$(462)
Equity securities	(73)	(14)	(106)	(51)
Mortgage loans	(29)	(3)	(42)	(44)
Limited partnership interests	(2)	(10)	(4)	(42)
Other investments	(5)	--	(7)	--
Impairment write-downs	$(190)	$(137)	$(374)	$(599)

Impairment write-downs for the three months and nine months ended September 30, 2011 were primarily driven by RMBS, which experienced deterioration in expected cash flows; investments with commercial real estate exposure, including mortgage loans, CMBS and certain real estate related municipal bonds, which were impacted by lower real estate valuations or experienced deterioration in expected cash flows; and privately placed corporate fixed income securities impacted by issuer specific circumstances.  Equity securities were also written down due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends.  Impairment write-downs on below investment grade RMBS and CMBS were $53 million and $4 million for the three months ended September 30, 2011, respectively, and $129 million and $37 million for the nine months ended September 30, 2011, respectively.

Change in intent write-downs are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed income securities	$(5)	$(30)	$(90)	$(123)
Equity securities	(8)	--	(8)	--
Mortgage loans	--	--	--	(6)
Change in intent write-downs	$(13)	$(30)	$(98)	$(129)

The change in intent write-downs in the three months and nine months ended September 30, 2011 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily lower yielding, floating rate RMBS and municipal bonds, and equity securities.

Sales generated $692 million and $1.12 billion of net realized gains for the three months and nine months ended September 30, 2011, respectively.  Net realized gains for the three months ended September 30, 2011 primarily related to $689 million of net gains on sales of foreign government, U.S. government, corporate, U.S Agency, municipal and ABS fixed income securities.  During the third quarter of 2011, interest rates were at historical lows and we capitalized on valuation gains on fixed income securities through $6.50 billion in sales generating $630 million of realized capital gains.  Net realized gains for the nine months ended September 30, 2011 primarily related to $923 million of net gains on sales of corporate, foreign government, U.S. government, ABS, U.S. Agency and municipal fixed income securities and $174 million of net gains on sales of equity securities.

Valuation and settlements of derivative instruments net realized capital losses totaling $234 million for the three months ended September 30, 2011 included $254 million of losses on the valuation of derivative instruments and $20 million of gains on the settlement of derivative instruments.  Valuation and settlements of derivative instruments net realized capital losses totaling $354 million for the nine months ended September 30, 2011 included $282 million of losses on the valuation of derivative instruments and $72 million of losses on the settlement of derivative instruments.  The net realized capital losses on derivative instruments for the three and nine months ended September 30, 2011 primarily included losses on interest rate risk management due to decreases in interest rates.  As a component of our approach to managing interest rate risk, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

GOODWILL

Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired.  The goodwill balances were $456 million and $418 million as of September 30, 2011 for the Allstate Protection segment and the Allstate Financial segment, respectively.  Our reporting units are equivalent to our reporting segments, Allstate Protection and Allstate Financial.  Goodwill is allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination.

Goodwill is not amortized but is tested for impairment at least annually.  We perform our annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter.  We also review goodwill for impairment whenever events or changes in circumstances, such as deteriorating or adverse market conditions, indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.

Impairment testing requires the use of estimates and judgments.  For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the second step of the goodwill test is required.  In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition.  The excess of the carrying value of goodwill over the implied fair value of goodwill would be recognized as an impairment and recorded as a charge against net income.

To estimate the fair value of our reporting units as of September 30, 2011, we utilized a combination of widely accepted valuation techniques including a stock price and market capitalization analysis, discounted cash flow calculations and peer company price to earnings multiples analysis.  The analyses were weighted based on management’s judgment of their relevance given current facts and circumstances.

The stock price and market capitalization analysis takes into consideration the quoted market price of our outstanding common stock and includes a control premium, derived from historical insurance industry acquisition activity, in determining the estimated fair value of the consolidated entity before allocating that fair value to individual reporting units.  The discounted cash flow analysis utilizes long term assumptions for revenue growth, capital growth, earnings projections including those used in our strategic plan, and an appropriate discount rate.  The peer company price to earnings multiples analysis takes into consideration the price earnings multiples of peer companies for each reporting unit and estimated income from our strategic plan.  We apply significant judgment when determining the fair value of our reporting units and when assessing the relationship of market capitalization to the estimated fair value of our reporting units.  The valuation analyses described above are subject to critical judgments and assumptions and may be potentially sensitive to variability.  Estimates of fair value are inherently uncertain and represent management’s reasonable expectation regarding future developments.  These estimates and the judgments and assumptions utilized may differ from future actual results.  Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which may be material to our results of operations but not our financial position.

Goodwill impairment evaluations indicated no impairment as of September 30, 2011 and no reporting unit was at risk of having its carrying value including goodwill exceed its fair value.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholders’ equity as of September 30, 2011 was $18.10 billion, a decrease of 4.8% from $19.02 billion as of December 31, 2010.

•                  On January 3, 2011, April 1, 2011, July 1, 2011 and October 3, 2011, we paid a quarterly shareholder dividend of $0.20, $0.21, $0.21 and $0.21, respectively.

•                  During the first nine months of 2011, we repurchased 29.0 million common shares for $840 million.  In September 2011, we completed our $1.00 billion share repurchase program that commenced in November 2010.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	September 30, 2011	December 31, 2010
Common stock, retained income and other shareholders’ equity items	$18,154	$19,200
Accumulated other comprehensive loss	(54)	(184)
Total shareholders’ equity	18,100	19,016
Debt	5,907	5,908
Total capital resources	$24,007	$24,924

Ratio of debt to shareholders’ equity	32.6%	31.1%
Ratio of debt to capital resources	24.6%	23.7%

Shareholders’ equity decreased in the first nine months of 2011, primarily due to share repurchases and dividends paid to shareholders, partially offset by increased unrealized net capital gains on investments and net income.

Debt Except for $42 million in long-term debt related to the synthetic leases scheduled to mature in December 2011, we do not have any required principal payments until February 2012 when $350 million of 6.125% Senior Notes are due.  These Senior Notes are expected to be refinanced or repaid from available capital.

Share repurchases During the first nine months of 2011, we repurchased 29.0 million common shares for $840 million.  In September 2011, we completed our $1.00 billion share repurchase program that we commenced in November 2010.

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

Parent company capital capacity  At the parent holding company level, we have deployable invested assets totaling $3.43 billion as of September 30, 2011.  These assets include investments that are generally saleable within one quarter totaling $2.91 billion.  This provides funds for the parent company’s relatively low fixed charges and other corporate purposes, including the acquisition of Esurance and Answer Financial groups of companies from White Mountains Holdings.

In the first nine months of 2011, dividends totaling $638 million were paid by AIC to its parent, the Corporation.

The Corporation has access to additional borrowing to support liquidity as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2011, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio as of September 30, 2011 was 20.5%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the third quarter and first nine months of 2011.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on May 8, 2009.  We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 395 million shares of treasury stock as of September 30, 2011), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds as of September 30, 2011 were $43.78 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2011.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,133	14.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	16,828	38.4
Market value adjustments (2)	6,674	15.3
Subject to discretionary withdrawal without adjustments (3)	14,141	32.3
Total contractholder funds (4)	$43,776	100.0%

(1) Includes $8.96 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2) $5.50 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3) 69% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4) Includes $1.14 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities increased 38.1% and 28.3% in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010.  The annualized surrender and partial withdrawal rate on deferred annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of year contractholder funds, was 15.0% and 12.2% for the first nine months of 2011 and 2010, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of September 30, 2011, total institutional products outstanding were $1.88 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of September 30, 2011.

($ in millions)
2012	$40
2013	1,750
2016	85
$1,875

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

The following table summarizes consolidated cash flow activities by business segment for the nine months ended September 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2011	2010	2011	2010	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$535	$1,009	$1,106	$1,935	$30	$79	$1,671	$3,023
Investing activities	434	(443)	3,904	2,527	467	(413)	4,805	1,671
Financing activities	(4)	(8)	(4,842)	(4,498)	(1,166)	(300)	(6,012)	(4,806)
Net increase (decrease) in consolidated cash							$464	$(112)

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Lower cash provided by operating activities in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to higher claim payments, partially offset by lower income tax payments.

Cash provided by investing activities in the first nine months of 2011 compared to cash used in investing activities in the first nine months of 2010 was primarily due to higher net sales of fixed income and equity securities, partially offset by higher net purchases of fixed income and equity securities.

Allstate Financial  Lower cash provided by operating cash flows in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to lower income tax refunds.

Higher cash provided by investing activities in the first nine months of 2011 compared to the first nine months of 2010 were impacted by higher net sales of fixed income securities used to fund reductions in contractholder fund liabilities.

Higher cash used in financing activities in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to higher surrenders and partial withdrawals on fixed annuities and lower deposits on Allstate Bank products and fixed annuities, partially offset by decreased maturities and retirements of institutional products.

Corporate and Other  Fluctuations in the Corporate and Other operating cash flows were primarily due to the timing of intercompany settlements.  Investing activities primarily relate to investments in the parent company portfolio.  Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, repayment of debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
July 1, 2011 - July 31, 2011	1,264,989	$29.1922	1,264,825	$271 million
August 1, 2011 - August 31, 2011	5,482,923	$25.0656	5,482,923	$134 million
September 1, 2011 - September 30, 2011	5,354,456	$24.9967	5,354,417	--
Total	12,102,368	$25.4664	12,102,165

_______________

(1)  In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

July:  164

August:  none

September:  39

(2)     Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3)     On November 9, 2010, we announced the approval of a new share repurchase program for $1.00 billion.  This program was completed as of September 30, 2011.

Item 6.  Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

October 31, 2011	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10

Voluntary Separation Agreement and Release between Joseph P. Lacher, Jr. and Allstate Insurance Company entered into on September 2, 2011, incorporated herein by reference to Exhibit 10 to The Allstate Corporation current report on Form 8-K filed on September 2, 2011.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated October 31, 2011, concerning unaudited interim financial information.

31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-1