Form 10-K
period 2011-12-31
ALLSTATE CORP
filed 2012-02-22
CIK 899051

Use these links to rapidly review the document

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Yes                                      No    X

        The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2011, was approximately $15.68 billion.

        As of February 1, 2012, the registrant had 498,294,074 shares of common stock outstanding.

Documents Incorporated By Reference

        Portions of the following documents are incorporated herein by reference as follows:

        Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be held on May 22, 2012 (the "Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

       The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate®" slogan, Allstate is reinventing protection and retirement to help individuals in approximately 16 million households protect what they have today and better prepare for tomorrow. Customers can access Allstate products and services such as auto insurance and homeowners insurance through nearly 12,000 exclusive Allstate agencies and financial representatives in the United States and Canada. Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2010 statutory direct premiums earned. In addition, according to A.M. Best, it is the nation's 16th largest issuer of life insurance business on the basis of 2010 ordinary life insurance in force and 21st largest on the basis of 2010 statutory admitted assets.

    Allstate has four business segments:

• Allstate Protection	• Discontinued Lines and Coverages
• Allstate Financial	• Corporate and Other

       To achieve its goals in 2012, Allstate is focused on the following priorities:

•
maintain auto profitability;
•
raise returns in homeowners and annuity businesses;
•
grow insurance premiums; and
•
proactively manage investments and capital.

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

ALLSTATE PROTECTION SEGMENT

Products and Distribution

       Our Allstate Protection segment accounted for 92% of Allstate's 2011 consolidated insurance premiums and contract charges. In this segment, we principally sell private passenger auto and homeowners insurance through agencies and directly through call centers and the internet. These products are marketed under the Allstate®, Encompass® and Esurance® brand names. The Allstate Protection segment also includes a separate organization called Emerging Businesses which comprises Business Insurance (commercial products for small business owners), Consumer Household (specialty products including motorcycle, boat, renters and condominium insurance policies), Allstate Dealer Services (insurance and non-insurance products sold primarily to auto dealers), Allstate Roadside Services (retail and wholesale roadside assistance products) and Ivantage (insurance agency). We also participate in the involuntary or shared private passenger auto insurance business in order to maintain our licenses to do business in many states. In some states, Allstate exclusive agencies offer non-proprietary property insurance products.

       Allstate serves four different consumer segments with distinct interaction preferences (advice and assistance versus self-directed) and brand preferences (brand-neutral versus brand-sensitive). Allstate brand auto and homeowners insurance products are sold primarily through Allstate exclusive agencies and serve customers who prefer local personal advice and service and are brand-sensitive. In most states, customers can also purchase certain Allstate brand personal insurance products, and obtain service, directly through call centers and the internet. Beginning in 2012, Allstate Brand direct sales and service will focus on serving customers who prefer personal advice and assistance and work closer with Allstate exclusive agencies. Encompass brand auto and homeowners insurance products are sold through independent agencies and serve customers who prefer personal service and support primarily from an independent agent and are brand-neutral. Esurance brand auto insurance products are sold directly to consumers online, through call centers and through select agents, including Answer Financial, and serve the self-directed, brand-sensitive customers. Answer Financial, an independent personal lines insurance agency, serves self-directed, brand-neutral consumers who want a choice between insurance carriers and offers comparison quotes for auto and homeowners insurance from approximately twenty insurance companies through its website and over the phone.

       Allstate is transitioning to a new compensation structure for its Allstate exclusive agencies over the next two years. The plan will better align compensation with customer needs and reward higher performance. The cost neutral change will include a shift to a higher proportion of variable compensation and bonus. In 2012, base commission remains unchanged and the annual bonus will be based on portfolio growth and household bundling.

       Total Allstate Protection premiums written were $25.98 billion in 2011. Our broad-based network of approximately 10,000 Allstate exclusive agencies in approximately 9,700 locations in the U.S. produced approximately 86% of the Allstate Protection segment's written premiums in 2011. 10% of Allstate Protection's written premiums in 2011 were generated by approximately 4,400 independent agencies. To support customer service, we are supporting Allstate exclusive agencies by providing products, tools, education, and resources to help them acquire more business and retain more customers. Our programs provide financing to agents to acquire books of business and award additional resources to better performing agencies, leading to fewer agencies of larger size. Approximately 300 of the decrease in the number of Allstate exclusive agencies from 11,500 in 2010 is due to consolidation of a small number of locations that, for specified reasons, were allowed to operate with two agent numbers. We are among the nine largest providers of personal property and casualty insurance products through independent agencies in the United States, based on statutory written premium information provided by A.M. Best for 2010. The remainder of Allstate Protection's written premiums in 2011 were primarily generated directly through call centers and the internet.

       Additionally, Allstate distribution, through brokering arrangements, offers non-proprietary products to consumers when an Allstate product is not available. As of December 31, 2011, Allstate distribution has approximately $1.0 billion of non-proprietary personal insurance premiums under management, primarily related to property business in hurricane exposed areas, and approximately $130 million of non-proprietary commercial insurance premiums under management. Answer Financial had $400 million of non-proprietary premiums written in 2011.

Competition

       The markets for personal private passenger auto and homeowners insurance are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. by direct written premium for the year ended December 31, 2010 (the most recent date such competitive information is available) according to A.M. Best.

Private Passenger Auto Insurance		Homeowners Insurance

Insurer	Market Share	Insurer	Market Share
State Farm	18.1%	State Farm	20.9%
Allstate	10.4%	Allstate	9.3%
GEICO	8.6%	Farmers	6.3%
Progressive	7.8%	Liberty Mutual	5.2%
Farmers	6.1%	Travelers	4.7%
Liberty Mutual	4.6%	USAA	4.3%
USAA	4.4%	Nationwide	4.2%
Nationwide	4.3%

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

       Pricing sophistication and related underwriting and marketing programs use a number of risk evaluation factors. For auto insurance, these factors can include but are not limited to vehicle make, model and year; driver age and marital status; territory; years licensed; loss history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring based on credit report information. For property insurance, these factors can include but are not limited to amount of insurance purchased; geographic location of the property; loss history; age, condition and construction characteristics of the property; and insurance scoring based on credit report information.

       Our primary focus in using pricing sophistication methods has been on acquiring and retaining profitable business. The aim has been to enhance Allstate's competitive position with respect to "target" market segments while maintaining or improving profitability. "Target customers" generally refers to consumers who want to purchase multiple products from one insurance provider including auto, homeowners and financial products, who have better retention and potentially present more favorable prospects for profitability over the course of their relationships with us. We provide and continue to enhance a range of discounts to attract more target customers. For example, we discount auto insurance to attract and retain target customers. In many states, we discount homeowners insurance for customers who insure their automobiles with Allstate.

       Allstate Your Choice Auto® insurance allows qualified customers to choose from a variety of optional auto insurance packages at various prices. We believe that Allstate Your Choice Auto differentiates Allstate from its competitors and allows for increased growth and increased retention. Allstate Your Choice Home® allows qualified customers to choose from options such as a claim-free bonus and greater ability to tailor their own home insurance protection coverage. Allstate Blue® is our non-standard auto insurance product which offers features such as a loyalty bonus and roadside assistance coverage. We have also introduced a claim satisfaction guarantee that promises a return of premium to any Allstate Brand standard auto insurance customer dissatisfied with their claims experience, which differentiates Allstate from the competition.

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

       The following table reflects, in percentages, the principal geographic distribution of premiums earned for the Allstate Protection segment for the year ended December 31, 2011, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the premiums earned for the segment.

New York	10.6%
California	10.0%
Texas	9.3%
Florida	8.4%
Pennsylvania	5.4%

       We continue to take actions to support earning an acceptable return on the risks assumed in our property business and to reduce variability in our earnings. Accordingly, we expect to continue to adjust underwriting practices with respect to our property business in markets with significant catastrophe risk exposure. Our comprehensive strategic review of our homeowners insurance business is ongoing.

Additional Information

       Information regarding the last three years' revenues and income from operations attributable to the Allstate Protection segment is contained in Note 19 of the consolidated financial statements. Note 19 also includes information regarding the last three years' identifiable assets attributable to our property-liability operations, which includes our Allstate Protection segment and our Discontinued Lines and Coverages segment. Note 19 is incorporated in this Part I, Item 1 by reference.

       Information regarding the amount of premium earned for Allstate Protection segment products for the last three years is set forth in Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, in the table regarding premiums earned by brand. That table is incorporated in this Part I, Item 1 by reference.

ALLSTATE FINANCIAL SEGMENT

Products and Distribution

       Our Allstate Financial segment provides life insurance, retirement and investment products, and voluntary accident and health insurance products. Our principal products are interest-sensitive, traditional and variable life insurance; fixed annuities including deferred and immediate; and voluntary accident and health insurance. Our institutional products, which we most recently offered in 2008, consist of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. Banking products and services were offered to customers through the Allstate Bank through September 2011. The table on page 4 lists our major distribution channels for this segment, with the associated products and targeted customers.

       As the table indicates, we sell Allstate Financial products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies and exclusive financial specialists, independent agents, specialized structured settlement brokers and directly through call centers and the internet. We sell products through independent agents affiliated with approximately 125 master brokerage agencies. Independent workplace enrolling agents and Allstate exclusive agencies also sell our voluntary accident and health insurance products primarily to employees of unaffiliated businesses.

Allstate Financial Distribution Channels, Products and Target Customers

Distribution Channel	Proprietary Products	Target Customers
Allstate exclusive agencies (Allstate Exclusive Agents and Allstate Exclusive Financial Specialists)	Term life insurance
Whole life insurance
Interest-sensitive life insurance
Variable life insurance
Deferred fixed annuities (including indexed and market value adjusted "MVA")
Immediate fixed annuities
	Workplace life and voluntary accident and health insurance (4)	Middle market (1), emerging affluent (2) and mass affluent consumers (3) with retirement and family financial protection needs

Independent agents (through master brokerage agencies)	Term life insurance Interest-sensitive life insurance Variable life insurance Deferred fixed annuities (including indexed and MVA) Immediate fixed annuities	Emerging affluent and mass affluent consumers with retirement and family financial protection needs

Independent agents (as workplace enrolling agents)	Workplace life and voluntary accident and health insurance (4)	Middle market consumers with family financial protection needs employed by small, medium, and large size firms

Structured settlement annuity brokers	Structured settlement annuities	Typically used to fund or annuitize large claims or litigation settlements

Broker-dealers (Funding agreements)	Funding agreements backing medium-term notes	Institutional and individual investors

Direct (includes call centers and the internet) (5)	Term life insurance Whole life insurance	Middle market (1), emerging affluent (2) and mass affluent consumers (3) with family financial protection needs

(1)
Consumers with $35,000-$75,000 in household income.
(2)
Consumers with $75,000-$150,000 in household income.
(3)
Consumers with greater than $150,000 in household income.
(4)
Interest-sensitive and term life insurance; disability income insurance; cancer, accident, critical illness and heart/stroke insurance; hospital indemnity; limited benefit medical insurance; and dental insurance.
(5)
Internet sales are not available in all states.

       Allstate exclusive agencies and exclusive financial specialists also sell the following non-proprietary products in addition to Allstate Financial products: mutual funds, fixed and variable annuities, disability insurance, and long-term care insurance. As of December 31, 2011, Allstate agencies have approximately $7.5 billion of non-proprietary mutual funds and fixed and variable annuity account balances under management.

       In 2011, after receiving regulatory approval to voluntarily dissolve, Allstate Bank ceased operations. In the first half of 2012, we expect to cancel the bank's charter and deregister The Allstate Corporation as a savings and loan holding company.

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

       The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2011, there were approximately 450 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2010, the Allstate Financial segment is the nation's 16th largest issuer of life insurance and related business on the basis of 2010 ordinary life insurance in force and 21st largest on the basis of 2010 statutory admitted assets. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

Geographic Markets

       We sell life insurance, retirement and investment products, and voluntary accident and health insurance throughout the United States. Through subsidiaries, we are authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. We also sell funding agreements in the United States.

       The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Financial segment for the year ended December 31, 2011, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

California	11.3%
Texas	8.4%
Florida	8.1%
Nebraska	7.8%

Additional Information

       Information regarding the last three years' revenues and income from operations attributable to the Allstate Financial segment is contained in Note 19 of the consolidated financial statements. Note 19 also includes information regarding the last three years' identifiable assets attributable to the Allstate Financial segment. Note 19 is incorporated in this Part I, Item 1 by reference.

       Information regarding premiums and contract charges for Allstate Financial segment products for the last three years is set forth in Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, in the table that summarizes premiums and contract charges by product. That table is incorporated in this Part I, Item 1 by reference.

OTHER BUSINESS SEGMENTS

       Our Corporate and Other segment is comprised of holding company activities and certain non-insurance operations. Note 19 of the consolidated financial statements contains information regarding the revenues, income from operations, and identifiable assets attributable to our Corporate and Other segment over the last three years.

       Our Discontinued Lines and Coverages segment includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. Our exposure to asbestos, environmental and other discontinued lines claims is presented in this segment. Note 19 of the consolidated financial statements contains information for the last three years regarding revenues, income from operations, and identifiable assets attributable to our property-liability operations, which includes both our Allstate Protection segment and our Discontinued Lines and Coverages segment. Note 19 is incorporated in this Part I, Item 1 by reference.

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

Gross ($ in millions)	Year ended December 31,
	2011	2010	2009
Gross reserve for property-liability claims and claims expense, beginning of year	$19,468	$19,167	$19,456
Esurance acquisition on October 7, 2011	487	—	—

Total gross reserve adjusted	19,955	19,167	19,456
Incurred claims and claims expense
Provision attributable to the current year	20,914	19,327	19,111
Change in provision attributable to prior years	174	(105)	50

Total claims and claims expense	21,088	19,222	19,161
Claim payments
Claims and claims expense attributable to current year	14,105	12,087	12,002
Claims and claims expense attributable to prior years	6,563	6,834	7,448

Total payments	20,668	18,921	19,450

Gross reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table	$20,375	$19,468	$19,167

Net	Year ended December 31,
	2011	2010	2009
Net reserve for property-liability claims and claims expense, beginning of year	$17,396	$17,028	$17,182
Esurance acquisition on October 7, 2011	425	—	—

Total net reserve adjusted	17,821	17,028	17,182
Incurred claims and claims expense
Provision attributable to the current year	20,496	19,110	18,858
Change in provision attributable to prior years	(335)	(159)	(112)

Total claims and claims expense	20,161	18,951	18,746
Claim payments
Claims and claims expense attributable to current year	13,893	12,012	11,905
Claims and claims expense attributable to prior years	6,302	6,571	6,995

Total payments	20,195	18,583	18,900

Net reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table (1)	$17,787	$17,396	$17,028

(1)
Reserves for claims and claims expense are net of reinsurance of $2.59 billion, $2.07 billion and $2.14 billion as of December 31, 2011, 2010 and 2009, respectively.

       The year-end 2011 gross reserves of $20.38 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $3.83 billion more than the net reserve balance of $16.55 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $2.59 billion that reduce reserves for statutory reporting but are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $1.00 billion. Remaining differences are due to variations in requirements between GAAP and statutory reporting.

       As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 2010 decreased in 2011 by $335 million, compared to reestimates of the gross reserves of an increase of $174 million. Net reserve reestimates in 2011, 2010 and 2009 were more favorable than the gross reserve reestimates due to reinsurance cessions.

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

($ in millions)	Loss Reserve Reestimates December 31,
	2001 & prior	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Gross reserves for unpaid claims and claims Expense	$16,500	$16,690	$17,714	$19,338	$22,117	$18,866	$18,865	$19,456	$19,167	$19,468	20,375
Reinsurance recoverable	1,667	1,672	1,734	2,577	3,186	2,256	2,205	2,274	2,139	2,072	2,588

Reserve for unpaid claims and claims expense	14,833	15,018	15,980	16,761	18,931	16,610	16,660	17,182	17,028	17,396	17,787
Paid (cumulative) as of:
One year later	6,874	6,275	6,073	6,665	7,952	6,684	6,884	6,995	6,571	6,302
Two years later	9,931	9,241	9,098	9,587	11,293	9,957	9,852	10,069	9,491
Three years later	11,730	11,165	10,936	11,455	13,431	11,837	11,761	11,915
Four years later	12,949	12,304	12,088	12,678	14,608	12,990	12,902
Five years later	13,648	13,032	12,866	13,374	15,325	13,723
Six years later	14,135	13,583	13,326	13,866	15,839
Seven years later	14,558	13,928	13,703	14,303
Eight years later	14,829	14,243	14,082
Nine years later	15,099	14,588
Ten years later	15,406
Reserve reestimated as of:
End of year	14,833	15,018	15,980	16,761	18,931	16,610	16,660	17,182	17,028	17,396	17,787
One year later	15,518	15,419	15,750	16,293	17,960	16,438	16,830	17,070	16,869	17,061
Two years later	16,175	15,757	15,677	16,033	17,876	16,633	17,174	17,035	16,903
Three years later	16,696	15,949	15,721	16,213	18,162	17,135	17,185	17,217
Four years later	16,937	16,051	15,915	16,337	18,805	17,238	17,393
Five years later	17,041	16,234	16,027	16,895	19,014	17,447
Six years later	17,207	16,351	16,496	17,149	19,215
Seven years later	17,321	16,778	16,763	17,344
Eight years later	17,701	17,062	16,950
Nine years later	17,991	17,224
Ten years later	18,137
Initial reserve in excess of (less than) reestimated reserve:
Amount of reestimate	(3,304)	(2,206)	(970)	(583)	(284)	(837)	(733)	(35)	125	335
Percent	(22.3)%	(14.7)%	(6.1)%	(3.5)%	(1.5)%	(5.0)%	(4.4)%	(0.2)%	0.7%	1.9%
Gross reestimated liability-latest	21,763	20,838	20,386	21,030	23,384	20,547	20,361	20,163	19,565	19,642
Reestimated recoverable-latest	3,626	3,614	3,436	3,686	4,169	3,100	2,968	2,946	2,662	2,581

Net reestimated liability-latest	18,137	17,224	16,950	17,344	19,215	17,447	17,393	17,217	16,903	17,061
Gross cumulative reestimate (increase) decrease	$(5,263)	$(4,148)	$(2,672)	$(1,692)	$(1,267)	$(1,681)	$(1,496)	$(707)	$(398)	$(174)

($ in millions)	Amount of reestimates for each segment December 31,
	2001 & prior	2002	2003	2004	2005	2006	2007	2008	2009	2010
Net Discontinued Lines and Coverages reestimate	$(1,877)	$(1,646)	$(1,072)	$(437)	$(270)	$(138)	$(91)	$(73)	$(49)	$(21)
Net Allstate Protection reestimate	(1,427)	(560)	102	(146)	(14)	(699)	(642)	38	174	356

Amount of reestimate (net)	$(3,304)	$(2,206)	$(970)	$(583)	$(284)	$(837)	$(733)	$(35)	$125	$335

       As shown in the above table, the subsequent cumulative increase in the net reserves established up to December 31, 2004, in general, reflect additions to reserves in the Discontinued Lines and Coverages Segment, primarily for asbestos and environmental liabilities, which offset the effects of favorable severity trends experienced by Allstate Protection, as discussed more fully below. The cumulative increases in reserves established as of December 31, 2006 and 2007 are due to the shift of reserves to older accident years attributable to a reallocation of reserves related to employee postretirement benefits to more accident years, litigation settlements, reclassification of injury and non-injury reserves to older years along with reserve strengthening as discussed below.

       The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2011. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s). Favorable reserve reestimates are shown in this table in parentheses. Since December 31, 2003, the changes in total have generally been favorable other than 2008 which was adversely impacted due to litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina, as shown and discussed more fully below.

	Effect of net reserve reestimates on calendar year operations
($ in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
BY ACCIDENT YEAR
2001 & prior	$685	$657	$521	$241	$104	$166	$113	$379	$290	$146	$3,302
2002		(256)	(183)	(49)	(2)	18	3	47	(6)	16	(412)
2003			(568)	(265)	(58)	11	(4)	43	(17)	25	(833)
2004				(395)	(304)	(14)	12	90	(13)	8	(616)
2005					(711)	(264)	162	84	(45)	6	(768)
2006						(89)	(91)	(141)	(106)	8	(419)
2007							(25)	(158)	(92)	(1)	(276)
2008								(456)	(46)	(26)	(528)
2009									(124)	(148)	(272)
2010										(369)	(369)

TOTAL	$685	$401	$(230)	$(468)	$(971)	$(172)	$170	$(112)	$(159)	$(335)	$(1,191)

       In 2011, favorable prior year reserve reestimates were primarily due to auto severity development that was less than anticipated in previous estimates and catastrophe losses. The increased reserves in accident years 2001 & prior is due to a reclassification of injury reserves to older years and reserve strengthening.

       In 2010, favorable prior year reserve reestimates were primarily due to Allstate Protection catastrophe losses and auto severity development that was less than anticipated in previous estimates, partially offset by litigation settlements. The increased reserves in accident years 2000 & prior is due to the litigation settlements of $100 million, a reclassification of injury reserves to older years and reserve strengthening.

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

REGULATION

       Allstate is subject to extensive regulation, primarily at the state level. The method, extent, and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state agency. In general, such regulation is intended for the protection of those who purchase or use insurance products. These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency, reserve adequacy, insurance company licensing and examination, agent and adjuster licensing, policy forms, price setting, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, and corporate governance. Some of these matters are discussed in more detail below. For a discussion of statutory financial information, see Note 16 of the consolidated financial statements. For a discussion of regulatory contingencies, see Note 14 of the consolidated financial statements. Notes 14 and 16 are incorporated in this Part I, Item 1 by reference.

       In recent years, the state insurance regulatory framework has come under increased federal scrutiny. As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") was enacted in 2010. Hundreds of regulations must still be promulgated and implemented pursuant to this new law, and we cannot predict what the final regulations will require but do not expect a material impact on Allstate's operations. The new law also created the Federal Insurance Office ("FIO") within the Treasury Department. The FIO will monitor the insurance industry, provide advice to the new Financial Stability Oversight Council, represent the U.S. on international insurance matters and study the current regulatory system and submit a report to Congress in 2012. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on Allstate. We are working for changes in the regulatory environment, including recognizing the need for better catastrophe preparedness, improving appropriate risk based pricing and promoting the creation of government sponsored, privately funded solutions for mega-catastrophes that will make insurance more available and affordable. We have also taken actions to reduce the catastrophe exposure in our property business and also consider their impact on our ability to market our auto lines.

       Agent and Broker Compensation.    In recent years, several states considered new legislation or regulations regarding the compensation of agents and brokers by insurance companies. The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with customers. New disclosure requirements have been imposed in certain circumstances upon agents and brokers in New York.

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

       Insurance Holding Company Regulation.    The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation in the jurisdictions in which their insurance subsidiaries do business. In the U.S., these subsidiaries are organized under the insurance codes of California, Florida, Illinois, Massachusetts, Nebraska, New York, Texas, and Wisconsin, and some of these subsidiaries are considered commercially domiciled in California, Florida, and Utah. Generally, the insurance codes in these states provide that the acquisition or change of "control" of a domestic or commercially domiciled insurer or of any person that controls such an insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to, ten percent or more of the voting securities of an insurer or of a person that controls an insurer. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of ten percent or more of The Allstate Corporation's common stock would generally require prior approval by the state insurance departments in California, Illinois, Massachusetts, Nebraska, New York, Texas, Utah, and Wisconsin. The prior approval of the Florida insurance department would be necessary for the acquisition of five percent or more. Moreover, notification would be required in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay, or prevent certain transactions affecting the ownership of The Allstate Corporation's common stock.

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

       An insurer's ability to adjust its prices in response to competition or to changing costs is often dependent on an insurer's ability to demonstrate to the regulator that its pricing or proposed pricing meets the requirements of the pricing laws. In those states that significantly restrict an insurer's discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a price that reflects the cost and expense of providing the insurance. In those states that significantly restrict an insurer's ability to charge a price that reflects the cost and expense of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it underwrites. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its profitability.

       From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators, and special interest groups to reduce, freeze, or set prices at levels that do not correspond with our analysis of underlying costs and expenses. Homeowners insurance can come under similar pressure, particularly in states subject to significant increases in loss costs from high levels of catastrophe losses. We expect this kind of pressure to persist. In addition, our use of insurance scoring based on credit report information for underwriting and pricing has been the subject of challenges and investigations by regulators, legislators, and special interest groups. The result could be legislation or regulation that adversely affects the profitability of the Allstate Protection segment. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding pricing.

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

       National Flood Insurance Program.    We voluntarily participate as a Write Your Own carrier in the National Flood Insurance Program ("NFIP"). The NFIP is administered and regulated by the Federal Emergency Management Agency. We operate in a fiduciary capacity as a fiscal agent of the federal government in the issuing and administering of the Standard Flood Insurance Policy. This involves the collection of premiums belonging to the federal government and the paying of covered claims by directly drawing on funds of the United States Treasury. We receive expense allowances from the NFIP for underwriting administration, claims management, commissions and adjuster fees. The federal government is obligated to pay all claims that fall under the arrangement.

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

       Variable Life Insurance and Registered Fixed Annuities.    The sale and administration of variable life insurance and registered fixed annuities with market value adjustment features are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA").

       Broker-Dealers, Investment Advisors, and Investment Companies.    The Allstate entities that operate as broker-dealers, registered investment advisors, and investment companies are subject to regulation and supervision by the SEC, FINRA and/or, in some cases, state securities administrators.

       Banking.    Allstate Bank ceased operations in 2011, and we expect to cancel its charter and deregister The Allstate Corporation as a savings and loan holding company in the first half of 2012. The principal supervisory authority for the diversified unitary savings and loan holding company activities of The Allstate Corporation is the Federal Reserve Board ("FRB"), and the principal supervisory authority for the Bank is the Office of the Comptroller of the Currency ("OCC"). The Allstate Corporation and the Bank, respectively, are subject to FRB and OCC regulation, examination, supervision and reporting requirements and enforcement authority. The Bank is also subject to the authority of the Federal Deposit Insurance Corporation.

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

INTERNET WEBSITE

       Our Internet website address is allstate.com. The Allstate Corporation's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available through our Internet website, free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the SEC. In addition, our corporate governance guidelines, our code of ethics, and the charters of our Audit Committee, Compensation and Succession Committee, Executive Committee, and Nominating and Governance Committee are available on our website and in print to any stockholder who requests copies by contacting Investor Relations, The Allstate Corporation, 2775 Sanders Road, Northbrook, Illinois 60062-6127, 1-800-416-8803.

OTHER INFORMATION ABOUT ALLSTATE

       As of December 31, 2011, Allstate had approximately 37,000 full-time employees and 600 part-time employees.

       Information regarding revenues generated outside of the United States is incorporated in this Part I, Item 1 by reference to Note 19 of the consolidated financial statements.

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

       "Allstate" is one of the most recognized brand names in the United States. We use the names "Allstate," "Encompass," "Esurance" and "Lincoln Benefit Life®" extensively in our business, along with related service marks, logos, and slogans, such as "Good Hands®." Our rights in the United States to these names, service marks, logos, and slogans continue so long as we continue to use them in commerce. These service marks and many others used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them through continued use.

 Executive Officers

       The following table sets forth the names of our executive officers, their ages as of February 1, 2012, their positions, and the years of their first election as officers. "AIC" refers to Allstate Insurance Company.

Name	Age	Position/Offices	Year First Elected Officer
Thomas J. Wilson	54	Chairman of the Board, President, and Chief Executive Officer of The Allstate Corporation; Chairman of the Board, President, and Chief Executive Officer of AIC.	1995
Donald J. Bailey	46	Executive Vice President of AIC (Emerging Businesses).	2010
Don Civgin	50	Executive Vice President and Chief Financial Officer of The Allstate Corporation; Executive Vice President and Chief Financial Officer of AIC.	2008
James D. DeVries	48	Executive Vice President and Chief Administrative Officer of AIC (Human Resources).	2008
Judith P. Greffin	51	Executive Vice President and Chief Investment Officer of AIC.	2002
Suren Gupta	50	Executive Vice President of AIC (Technology and Operations).	2011
Mark R. LaNeve	52	Senior Executive Vice President and Chief Marketing Officer of AIC.	2009
Michele C. Mayes	62	Executive Vice President and General Counsel of The Allstate Corporation; Executive Vice President and General Counsel of AIC (Chief Legal Officer).	2007
Samuel H. Pilch	65	Senior Group Vice President and Controller of The Allstate Corporation; Senior Group Vice President and Controller of AIC.	1995
Joan H. Walker	64	Executive Vice President of AIC (Corporate Relations).	2005
Matthew E. Winter	55	Senior Executive Vice President of AIC; President and Chief Executive Officer Allstate Financial.	2009

       Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

       Mr. Wilson, Ms. Greffin, Mr. Pilch, and Ms. Walker have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years.

       Prior to joining Allstate in 2010, Mr. Bailey served as Chairman and Chief Executive Officer of Willis North America since 2006.

       Prior to joining Allstate in 2008, Mr. Civgin was Executive Vice President and Chief Financial Officer of OfficeMax, Incorporated and served in that position since 2005.

       Prior to joining Allstate in 2008, Mr. DeVries served as Senior Vice President of Human Resources at Principal Financial Group since 2000.

       Prior to joining Allstate in 2011, Mr. Gupta served as Executive Vice President of Wells Fargo since 2003.

       Prior to joining Allstate in 2009, Mr. LaNeve served as Vice President of Sales, Service and Marketing of General Motors Corporation since 2004.

       Prior to joining Allstate in 2007, Ms. Mayes served as Senior Vice President and General Counsel of Pitney Bowes since 2003.

       Prior to joining Allstate in 2009, Mr. Winter served as Vice Chairman of American International Group ("AIG") in 2009 and President and Chief Executive Officer of AIG American General Domestic Life Companies since 2006.

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

       In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other financial services. These risks constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and historical trends. These cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this document, in our filings with the SEC or in materials incorporated therein by reference.

Risks Relating to the Property-Liability business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

       Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made events, including earthquakes, volcanic eruptions, wildfires, tornadoes, tsunamis, hurricanes, tropical storms and certain types of terrorism or industrial accidents. We may incur catastrophe losses in our auto and property business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, (3) our current reinsurance coverage limits, or (4) estimate of loss from external hurricane and earthquake models at various levels of profitability. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material effect on operating results and financial condition. For example, our historical catastrophe experience includes losses relating to Hurricane Katrina in 2005 totaling $3.6 billion, the Northridge earthquake of 1994 totaling $2.1 billion and Hurricane Andrew in 1992 totaling $2.3 billion. We are also exposed to assessments from the California Earthquake Authority and various state-created insurance facilities, and to losses that could surpass the capitalization of these facilities. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings.

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

The nature and level of catastrophes in any period cannot be predicted and could be material to our operating results and financial condition

       Along with others in the industry, we use models developed by third party vendors in assessing our property insurance exposure to catastrophe losses. These models assume various conditions and probability scenarios. Such models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information about hurricanes and earthquakes and also utilize detailed information about our in-force business. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to its usefulness in predicting losses in any reporting period. These limitations are evident in significant variations in estimates between models, material increases and decreases in results due to model changes and refinements of the underlying data elements and actual conditions that are not well understood and not properly incorporated into the models including seismic and weather phenomenon, demand surge, loss adjustment expense and impact of non-modeled conditions that compound losses.

Impacts of catastrophes and our catastrophe management strategy may adversely affect premium growth

       Due to our catastrophe risk management efforts, the size of our homeowners business has been negatively impacted and may continue to be negatively impacted if we take further actions. Homeowners premium growth rates and retention could be more adversely impacted than we expect by adjustments to our business structure, size and underwriting practices in markets with significant catastrophe risk exposure. In addition, due to the diminished potential for cross-selling opportunities that cannot be fully replaced by our brokering arrangement to allow our agents to write property products with other carriers, new business growth in our auto lines could be lower than expected.

A regulatory environment that limits rate increases and requires us to underwrite business and participate in loss sharing arrangements may adversely affect our operating results and financial condition

       From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, if Allstate Protection's loss ratio compares favorably to that of the industry, state regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or resist or delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory resistance to rate increases. Such resistance affects our ability, in all product lines, to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk in designated areas may be dependent upon the ability to adjust rates for its cost.

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

The potential benefits of our sophisticated risk segmentation process may not be fully realized

       We believe that pricing sophistication and underwriting (including Strategic Risk Management which, in some situations, considers information that is obtained from credit reports among other factors) has allowed us to be more competitive and operate more profitably. However, because many of our competitors have adopted underwriting criteria and sophisticated pricing models similar to those we use and because other competitors may follow suit, our competitive advantage could decline or be lost. Further, the use of insurance scoring from information that is obtained from credit reports as a factor in underwriting and pricing has at times been challenged by regulators, legislators, litigants and special interest groups in various states. Competitive pressures could also force us to modify our pricing sophistication models. Furthermore, we cannot be assured that these pricing sophistication models will accurately reflect the level of losses that we will ultimately incur.

Allstate Protection's operating results and financial condition may be adversely affected by the cyclical nature of the property and casualty business

       The property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. A downturn in the profitability cycle of the property and casualty business could have a material effect on our operating results and financial condition.

Unexpected increases in the severity or frequency of claims may adversely affect our operating results and financial condition

       Unexpected changes in the severity or frequency of claims may affect the profitability of our Allstate Protection segment. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy and litigation. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in homeowners claim severity are driven by inflation in the construction industry, in building materials and in home furnishings, and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Examples of such events include a decision in 2001 by the Georgia Supreme Court which held that diminished value coverage was included in auto policies under Georgia law and the emergence of mold-related homeowners losses in the state of Texas during 2002. Although we pursue various loss management initiatives in the Allstate Protection segment in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

       Our Allstate Protection segment may experience volatility in claim frequency from time to time, and short-term trends may not continue over the longer term. In recent years gas prices have increased while miles driven have declined to the lowest level since 2008. A significant increase in claim frequency could have an adverse effect on our operating results and financial condition.

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

Predicting claim expense relating to asbestos, environmental and other discontinued lines is inherently uncertain and may have a material effect on our operating results and financial condition

       The process of estimating asbestos, environmental and other discontinued lines liabilities is complicated by complex legal issues concerning, among other things, the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and whether losses could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Asbestos-related bankruptcies and other asbestos litigation are complex, lengthy proceedings that involve substantial uncertainty for insurers. Actuarial techniques and databases used in estimating asbestos, environmental and other discontinued lines net loss reserves may prove to be inadequate indicators of the extent of probable loss. Ultimate net losses from these discontinued lines could materially exceed established loss reserves and expected recoveries and have a material effect on our operating results and financial condition.

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

Changes in reserve estimates may adversely affect our operating results

       The reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs ("DAC") may be required which could have a material effect on our operating results.

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

       Our ability to manage the Allstate Financial spread-based products, such as fixed annuities and institutional products, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates on some products in such an environment can partially offset decreases in investment yield. However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in investment yields. Decreases in the interest crediting rates offered on products in the Allstate Financial segment could make those products less attractive, leading to lower sales and/or changes in the level of policy loans, surrenders and withdrawals. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects on Allstate Financial, for example by increasing the attractiveness of other investments to our customers, which can lead to increased surrenders at a time when the segment's fixed income investment asset values are lower as a result of the increase in interest rates. This could lead to the sale of fixed income securities at a loss. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads and reduce profitability. Unanticipated surrenders could result in accelerated amortization of DAC or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

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

Reducing our concentration in fixed annuities and funding agreements may adversely affect reported results

       We have been reducing our concentration in fixed annuities and funding agreements. Lower new sales of these products could negatively impact investment portfolio levels, complicate settlement of expiring contracts including forced sales of assets with unrealized capital losses, and affect goodwill impairment testing and insurance reserves deficiency testing.

Changes in tax laws may decrease sales and profitability of products and adversely affect our financial condition

       Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress and various state legislatures from time to time consider legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress and various state legislatures also consider proposals to reduce the taxation of certain products or investments that may compete with life insurance or annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material effect on our profitability and financial condition or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

Risks Relating to Investments

We are subject to market risk and declines in credit quality which may adversely affect investment income, cause additional realized losses, and cause increased unrealized losses

       Although we continually reevaluate our return optimization and risk mitigation strategies, we remain subject to the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates. Adverse changes to these rates, spreads and prices may occur due to changes in fiscal policy and the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness and/or risk tolerance.

       We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e. increase or decrease) in response to the market's perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Although we use derivative financial instruments to manage these risks, the effectiveness of such instruments is subject to the same risks. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized and unrealized losses on securities, including realized and unrealized losses relating to equity and derivative strategies.

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

The impact of our investment strategies may be adversely affected by developments in the financial markets

       The impact of our investment portfolio return optimization and risk mitigation strategies may be adversely affected by unexpected developments in the financial markets. For example, derivative contracts may result in coverage that is not as effective as intended thereby leading to the recognition of losses without the recognition of gains expected to mitigate the losses.

Concentration of our investment portfolios in any particular segment of the economy may have adverse effects on our operating results and financial condition

       The concentration of our investment portfolios in any particular industry, collateral type, group of related industries, geographic sector or risk type could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition. Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified.

The determination of the amount of realized capital losses recorded for impairments of our investments is subjective and could materially impact our operating results and financial condition

       The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in other-than-temporary impairments in our results of operations. The assessment of whether other-than-temporary impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value. There can be no assurance that we have accurately assessed the level of or amounts recorded for other-than-temporary impairments taken in our financial statements. Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.

The determination of the fair value of our fixed income and equity securities is subjective and could materially impact our operating results and financial condition

       In determining fair values we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of assets may differ from the actual amount received upon sale of an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the assets' fair values. The difference between amortized cost or cost and fair value, net of deferred income taxes, certain life and annuity DAC, certain deferred sales inducement costs ("DSI"), and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholders' equity. Changing market conditions could materially affect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly. Determining fair value is subjective and could materially impact our operating results and financial condition.

Risks Relating to the Insurance Industry

Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

       The insurance industry is highly competitive. Our competitors include other insurers and, because some of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material effect on our business, operating results or financial condition. Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets. Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistently with our business goals.

Difficult conditions in the global capital markets and the economy generally could adversely affect our business and operating results and these conditions may not improve in the near future

       As with most businesses, we believe difficult conditions in the global capital markets and economy, such as significant negative macroeconomic trends, including relatively high and sustained unemployment, reduced consumer spending, lower home prices, substantial increases in delinquencies on consumer debt, including defaults on home mortgages, and the relatively low availability of credit could have an adverse effect on our business and operating results.

       Stressed conditions, volatility and disruptions in global capital markets, particular markets or financial asset classes could adversely affect our investment portfolio. Disruptions in one market or asset class can also spread to other markets or asset classes. Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and the rate of recovery from the U.S. recession has been below historic averages. Several governments around the world have announced austerity actions to address their budget deficits that may lead to a decline in economic activity. Specifically, the global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of European Union member states.

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

Losses from legal and regulatory actions may be material to our operating results, cash flows and financial condition

       As is typical for a large company, we are involved in various legal actions, including class action litigation challenging a range of company practices and coverage provided by our insurance products, some of which involve claims for substantial or indeterminate amounts. We are also involved in various regulatory actions and inquiries, including market conduct exams by state insurance regulatory agencies. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently accrued and may be material to our operating results or cash flows for a particular quarter or annual period and to our financial condition. The aggregate estimate of the range of reasonably possible loss in excess of the amount accrued, if any, disclosed in Note 14 of the consolidated financial statements is not an indication of expected loss, if any. Actual results may vary significantly from the current estimate.

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

       As insurance companies, broker-dealers, investment advisers, a federal stock savings bank and/or investment companies, many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, limit our ability to grow or to achieve targeted profitability. Moreover, laws and regulations are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including state insurance regulators; state securities administrators; state attorneys general and federal agencies including the SEC, the FINRA, the U.S. Department of Justice, and until such time as Allstate Bank is dissolved and Allstate deregisters as a savings and loan holding company, the OCC, the FRB, and the Federal Deposit Insurance Corporation ("FDIC"). Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or to improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities issued by The Allstate Corporation. In many respects, these laws and regulations limit our ability to grow or to improve the profitability of our business.

Regulatory reforms, and the more stringent application of existing regulations, may make it more expensive for us to conduct our business

       The federal government has enacted comprehensive regulatory reforms for financial services entities. As part of a larger effort to strengthen the regulation of the financial services market, certain reforms are applicable to the insurance industry, including the FIO established within the Treasury Department.

       We are a diversified unitary savings and loan holding company for Allstate Bank, a federal stock savings bank and a member of the FDIC. The principal supervisory authorities for the diversified unitary savings and loan holding company activities of The Allstate Corporation is the FRB, and the principal supervisory authority for the Bank is the OCC. The Allstate Corporation and the Bank, respectively, are subject to FRB and OCC regulation, examination, supervision and reporting requirements and enforcement authority. The Bank is also subject to the authority of the FDIC.

       Among other things, this permits one or more of these governmental entities to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness and stability of Allstate Bank. In 2011, after receiving regulatory approval to voluntarily dissolve, Allstate Bank ceased operations. In the first half of 2012, we expect to cancel the bank's charter and deregister The Allstate Corporation as a savings and loan holding company.

       In recent years, the state insurance regulatory framework has come under public scrutiny, members of Congress have discussed proposals to provide for federal chartering of insurance companies, and FIO and the Federal Stability Oversight Council ("FSOC") were established. In the future, if the FSOC were to determine that Allstate is a "systemically important" nonbank financial company, Allstate would again be subject to regulation by the Federal Reserve Board. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance and financial regulation.

       These regulatory reforms and any additional legislative change or regulatory requirements imposed upon us in connection with the federal government's regulatory reform of the financial services industry or arising from reform related to the international regulatory capital framework for banking or financial services firms, and any more stringent enforcement of existing regulations by federal authorities, may make it more expensive for us to conduct our business, or limit our ability to grow or to achieve profitability.

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

Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have a material effect on our operating results and financial condition

       The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material effect on our operating results and financial condition.

A large scale pandemic, the continued threat of terrorism or ongoing military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and operating results

       A large scale pandemic, the continued threat of terrorism, within the United States and abroad, or ongoing military and other actions, and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large scale pandemic or the continued threat of terrorism. Additionally, in the Allstate Protection and Allstate Financial segments, a large scale pandemic or terrorist act could have a material effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.

A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

       Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The insurance financial strength ratings of Allstate Insurance Company and Allstate Life Insurance Company and The Allstate Corporation's senior debt ratings from A.M. Best, Standard & Poor's and Moody's are subject to continuous review, and the retention of current ratings cannot be assured. A downgrade in any of these ratings could have a material effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

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

We may be required to recognize impairments in the value of our goodwill, which may adversely affect our operating results and financial condition

       Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill is evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value (attributed equity) of a reporting unit to its estimated fair value. Market declines or other events impacting the fair value of a reporting unit could result in a goodwill impairment, resulting in a charge to income. Such a charge could have an adverse effect on our results of operations or financial condition.

Changes in accounting standards issued by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies may adversely affect our results of operations and financial condition

       Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded. Accordingly, we are required to adopt new guidance or interpretations, or could be subject to existing guidance as we enter into new transactions, which may have a material effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 2 of the consolidated financial statements.

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty

       We have disclosed our estimate of net unrecognized tax benefits and the reasonably possible increase or decrease in its balance during the next 12 months in Note 15 of the consolidated financial statements. However, actual results may differ from our estimate for reasons such as changes in our position on specific issues, developments with respect to the governments' interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

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

The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations

       The Allstate Corporation is a holding company with no significant operations. The principal asset is the stock of its subsidiaries. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 16 of the consolidated financial statements. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect holding company liquidity, including our ability to pay dividends to shareholders, service our debt, or complete share repurchase programs in the timeframe expected.

The occurrence of events unanticipated in our disaster recovery systems and management continuity planning or a support failure from external providers during a disaster could impair our ability to conduct business effectively

       The occurrence of a disaster such as a natural catastrophe, an industrial accident, a terrorist attack or war, cyber attack, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems. In the event that a significant number of our managers could be unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

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

Item 1B.  Unresolved Staff Comments

       None.

Item 2.  Properties

       Our home office complex is located in Northbrook, Illinois. As of December 31, 2011, the Home Office complex consists of several buildings totaling 2.3 million square feet of office space on a 278-acre site.

       We also operate from approximately 1,300 administrative, data processing, claims handling and other support facilities in North America. In addition to our home office facilities, 2.3 million square feet are owned and 6.3 million square feet are leased. Outside North America, we lease three properties in Northern Ireland comprising 139,400 square feet. We also have one lease in London for 3,650 square feet. Generally, only major Allstate facilities are owned. In a majority of cases, new lease terms and renewals are for five years or less.

       The locations out of which the Allstate exclusive agencies operate in the U.S. are normally leased by the agencies as lessees.

Item 3.  Legal Proceedings

       Information required for Item 3 is incorporated by reference to the discussion under the heading "Regulation and Compliance" and under the heading "Legal and regulatory proceedings and inquiries" in Note 14 of the consolidated financial statements.

Item 4.  Mine Safety Disclosures

       Not applicable.

 Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

       As of February 1, 2012, there were 103,193 record holders of The Allstate Corporation's common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2011 and 2010.

	High	Low	Close	Dividends Declared
2011
First quarter	32.61	30.43	31.78	.21
Second quarter	34.40	29.27	30.53	.21
Third quarter	31.01	22.27	23.69	.21
Fourth quarter	27.98	22.34	27.41	.21
2010
First quarter	32.48	28.13	32.31	.20
Second quarter	35.51	28.41	28.73	.20
Third quarter	32.36	26.86	31.55	.20
Fourth quarter	33.29	29.00	31.88	.20

       The payment of dividends by Allstate Insurance Company ("AIC") to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2011, AIC paid dividends of $838 million. Based on the greater of 2011 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay without prior Illinois Department of Insurance approval at a given point in time in 2012 is $1.51 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
October 1, 2011 - October 31, 2011	24	$23.5200	—	$—
November 1, 2011 - November 30, 2011	1,208,075	$25.1579	1,206,200	$970 million
December 1, 2011 - December 31, 2011	2,815,655	$26.8696	2,815,655	$894 million
Total	4,023,754	$26.3557	4,021,855

(1)
In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

October:	24
November:	1,875
December:	none
(2)
Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3)
On November 8, 2011, we announced the approval of a new share repurchase program for $1.00 billion. This program is expected to be completed by March 31, 2013.

Item 6.  Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ in millions, except per share data and ratios)	2011	2010	2009	2008	2007
Consolidated Operating Results
Insurance premiums and contract charges	$28,180	$28,125	$28,152	$28,862	$29,099
Net investment income	3,971	4,102	4,444	5,622	6,435
Realized capital gains and losses	503	(827)	(583)	(5,090)	1,235
Total revenues	32,654	31,400	32,013	29,394	36,769
Net income (loss)	788	928	854	(1,679)	4,636
Net income (loss) per share:
Net income (loss) per share – basic	1.51	1.72	1.58	(3.06)	7.80
Net income (loss) per share – diluted	1.51	1.71	1.58	(3.06)	7.76
Cash dividends declared per share	0.84	0.80	0.80	1.64	1.52

Consolidated Financial Position
Investments	$95,618	$100,483	$99,833	$95,998	$118,980
Total assets	125,563	130,874	132,652	134,798	156,408
Reserves for claims and claims expense, life-contingent contract benefits and contractholder funds	77,156	81,145	84,659	90,750	94,052
Long-term debt	5,908	5,908	5,910	5,659	5,640
Shareholders' equity	18,674	19,016	16,692	12,641	21,851
Shareholders' equity per diluted share	36.92	35.32	30.84	23.47	38.54
Equity	18,702	19,044	16,721	12,673	21,902

Property-Liability Operations
Premiums earned	$25,942	$25,957	$26,194	$26,967	$27,233
Net investment income	1,201	1,189	1,328	1,674	1,972
Net income	408	1,054	1,543	228	4,258
Operating ratios (1)
Claims and claims expense ("loss") ratio	77.7	73.0	71.6	74.4	64.9
Expense ratio	25.7	25.1	24.6	25.0	24.9
Combined ratio	103.4	98.1	96.2	99.4	89.8

Allstate Financial Operations
Premiums and contract charges	$2,238	$2,168	$1,958	$1,895	$1,866
Net investment income	2,716	2,853	3,064	3,811	4,297
Net income (loss)	586	58	(483)	(1,721)	465
Investments	57,373	61,582	62,216	61,449	74,256

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

       The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as "we," "our," "us," the "Company" or "Allstate"). It should be read in conjunction with the 5-year summary of selected financial data, consolidated financial statements and related notes found under Part II, Item 6 and Item 8 contained herein. Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management's Discussion and Analysis ("MD&A"). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

       Allstate is focused on the following priorities in 2012:

  •
  maintain auto profitability;
  •
  raise returns in homeowners and annuity businesses;
  •
  grow insurance premiums; and
  •
  proactively manage investments and capital.

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
  •
  For Investments: credit quality/experience, total return, investment income, cash flows, realized capital gains and losses, unrealized capital gains and losses, stability of long-term returns, and asset and liability duration; and
  •
  For financial condition: liquidity, parent holding company level of deployable invested assets, financial strength ratings, operating leverage, debt leverage, book value per share, and return on equity.

  Summary of Results:

  •
  Consolidated net income was $788 million in 2011, a decrease of 15.1% compared to $928 million in 2010, following an 8.7% increase in 2010 from $854 million in 2009. The decrease in 2011 compared to 2010 was primarily due to lower net income from Property-Liability, partially offset by higher net income from Allstate Financial. The increase in 2010 compared to 2009 was primarily due to higher net income from Allstate Financial, partially offset by lower net income from Property-Liability. Net income per diluted share was $1.51, $1.71 and $1.58 in 2011, 2010 and 2009, respectively.
  •
  Allstate Protection had an underwriting loss of $849 million in 2011 compared to underwriting income of $526 million in 2010 and underwriting income of $1.03 billion in 2009. The decrease in 2011 compared to 2010 was primarily due to increases in homeowners underwriting losses and decreases in other personal lines and standard auto underwriting income. The decrease in 2010 compared to 2009 was primarily due to decreases in standard auto underwriting income and increases in homeowners underwriting losses, partially offset by increases in other personal lines underwriting income. The Allstate Protection combined ratio was 103.3, 98.0 and 96.1 in 2011, 2010 and 2009, respectively. Underwriting income (loss), as measure not based on GAAP, is defined in the Property-Liability Operations section of the MD&A.
  •
  Allstate Financial net income was $586 million in 2011 compared to net income of $58 million in 2010 and a net loss of $483 million in 2009. The increase in 2011 compared to 2010 was primarily due to net realized capital gains in the current year compared to net realized capital losses in the prior year and decreased interest credited to contractholder funds, partially offset by higher amortization of DAC and lower net investment income. The favorable change of $541 million in 2010 compared to 2009 was primarily due to lower amortization of DAC, decreased interest credited to contractholder funds and higher premiums and contract charges, partially offset by lower net investment income.

2011 HIGHLIGHTS

•
Consolidated net income was $788 million in 2011 compared to $928 million in 2010. Net income per diluted share was $1.51 in 2011 compared to $1.71 in 2010.
•
Property-Liability net income was $408 million in 2011 compared to $1.05 billion in 2010.

•
The Property-Liability combined ratio was 103.4 in 2011 compared to 98.1 in 2010.
•
Allstate Financial net income was $586 million in 2011 compared to $58 million in 2010.
•
Total revenues were $32.65 billion in 2011 compared to $31.40 billion in 2010.
•
Property-Liability premiums earned totaled $25.94 billion in 2011 compared to $25.96 billion in 2010.
•
Net realized capital gains were $503 million in 2011 compared to net realized capital losses of $827 million in 2010.
•
Investments totaled $95.62 billion as of December 31, 2011, a decrease of 4.8% from $100.48 billion as of December 31, 2010. Net investment income was $3.97 billion in 2011, a decrease of 3.2% from $4.10 billion in 2010.
•
Book value per diluted share (ratio of shareholders' equity to total shares outstanding and dilutive potential shares outstanding) was $36.92 as of December 31, 2011, an increase of 4.5% from $35.32 as of December 31, 2010.
•
For the twelve months ended December 31, 2011, return on the average of beginning and ending period shareholders' equity was 4.2%, a decrease of 1.0 points from 5.2% for the twelve months ended December 31, 2010.
•
As of December 31, 2011, we had $18.67 billion in shareholders' equity. This total included $2.24 billion in deployable invested assets at the parent holding company level.
•
On October 7, 2011, we obtained all required regulatory approvals and closed our acquisition of certain entities making up the Esurance and Answer Financial groups of companies from White Mountains Holdings for a total price of $1.01 billion.

CONSOLIDATED NET INCOME

($ in millions)	For the years ended December 31,
	2011	2010	2009
Revenues
Property-liability insurance premiums	$25,942	$25,957	$26,194
Life and annuity premiums and contract charges	2,238	2,168	1,958
Net investment income	3,971	4,102	4,444
Realized capital gains and losses:
Total other-than-temporary impairment losses	(563)	(937)	(2,376)
Portion of loss recognized in other comprehensive income	(33)	(64)	457

Net other-than-temporary impairment losses recognized in earnings	(596)	(1,001)	(1,919)
Sales and other realized capital gains and losses	1,099	174	1,336

Total realized capital gains and losses	503	(827)	(583)

Total revenues	32,654	31,400	32,013
Costs and expenses
Property-liability insurance claims and claims expense	(20,161)	(18,951)	(18,746)
Life and annuity contract benefits	(1,761)	(1,815)	(1,617)
Interest credited to contractholder funds	(1,645)	(1,807)	(2,126)
Amortization of deferred policy acquisition costs	(4,233)	(4,034)	(4,754)
Operating costs and expenses	(3,468)	(3,281)	(3,007)
Restructuring and related charges	(44)	(30)	(130)
Interest expense	(367)	(367)	(392)

Total costs and expenses	(31,679)	(30,285)	(30,772)
(Loss) gain on disposition of operations	(15)	11	7
Income tax expense	(172)	(198)	(394)

Net income	$788	$928	$854

Property-Liability	$408	$1,054	$1,543
Allstate Financial	586	58	(483)
Corporate and Other	(206)	(184)	(206)

Net income	$788	$928	$854

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

       A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a complete summary of our significant accounting policies, see the notes to the consolidated financial statements.

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

       Our internal pricing methods are primarily based on models using discounted cash flow methodologies that develop a single best estimate of fair value. Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including yield curves, quoted market prices of comparable securities, published credit spreads, and other applicable market data. Additional inputs that are used include internally-derived assumptions such as liquidity premiums and credit ratings, as well as instrument-specific characteristics that include, but are not limited to, coupon rates, expected cash flows, sector of the issuer, and call provisions. Our internally assigned credit ratings are developed at a more detailed level than externally published ratings and allow for a more precise match of these ratings to other market observable valuation inputs, such as credit and sector spreads, when performing these valuations. Due to the existence of non-market observable inputs, such as liquidity premiums, judgment is required in developing these fair values. As a result, the fair value of these financial assets may differ from the amount actually received to sell an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets' fair values.

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

       The following table displays the sensitivity of reasonably likely changes in the anticipated date liquidity will return to the student loan ARS market as of December 31, 2011. The selection of these hypothetical scenarios represents an illustration of the estimated potential proportional effect of alternate assumptions and should not be construed as either a prediction of future events or an indication that it would be reasonably likely that all securities would be similarly affected.

($ in millions)
ARS backed by student loans at fair value	$710
Percentage change in fair value resulting from:
Decrease in the anticipated date liquidity will return to this market by six months	1.4%
Increase in the anticipated date liquidity will return to this market by six months	(1.4)%

       We believe our most significant exposure to changes in fair value is due to market risk. Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A.

       We employ specific control processes to determine the reasonableness of the fair value of our financial assets. Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, we assess the reasonableness of individual security values that have stale prices or that exceed certain thresholds as compared to previous values received from those valuation service providers or derived from internal models. We perform procedures to understand and assess the methodologies, processes and controls of our valuation service providers. In addition, we may validate the reasonableness of fair value by comparing information obtained from our valuation service providers to other third party valuation sources for selected securities. We perform ongoing price validation procedures such as back-testing of actual sales, which corroborate the various inputs used in internal pricing models to market observable data. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.

       We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal pricing model. As of December 31, 2011 and 2010, we did not alter fair values provided by our valuation service providers or brokers or substitute them with an internal pricing model for such securities.

       The following table identifies fixed income and equity securities and short-term investments as of December 31, 2011 by source of fair value determination:

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$7,047	8.6%
Fair value based on external sources (1)	74,720	91.4

Total	$81,767	100.0%

(1)
Includes $3.87 billion that are valued using broker quotes.

       For more detailed information on our accounting policy for the fair value of financial assets and the financial assets by level in the fair value hierarchy, see Note 6 of the consolidated financial statements.

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

       For additional detail on investment impairments, see Note 5 of the consolidated financial statements.

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

       DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of the business. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. We aggregate all traditional life insurance products and immediate annuities with life contingencies in the analysis. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2011, 2010 and 2009, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.

       DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities. The cumulative DAC amortization is reestimated and adjusted by a cumulative charge or credit to income when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.

       AGP and EGP primarily consist of the following components: contract charges for the cost of insurance less mortality costs and other benefits (benefit margin); investment income and realized capital gains and losses less interest credited (investment margin); and surrender and other contract charges less maintenance expenses (expense margin). The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable, and these assumptions are reasonably likely to have the greatest impact on the amount of DAC amortization. Changes in these assumptions can be offsetting and we are unable to reasonably predict their future movements or offsetting impacts over time.

       Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance. This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in force and realized capital gains and losses on investments supporting the product liability. The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss. If the AGP is greater than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally increase, resulting in a current period decrease to earnings. The opposite result generally occurs when the AGP is less than the EGP in the period, but the total EGP is unchanged. However, when DAC amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements. Negative amortization is only recorded when the increased DAC balance is determined to be recoverable based on facts and circumstances. Negative amortization was not recorded for certain fixed annuities during 2011, 2010 and 2009 periods in which significant capital losses were realized on their related investment portfolio. For products whose supporting investments are exposed to capital losses in excess of our expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC amortization may be modified to exclude the excess capital losses.

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

($ in millions)	2011	2010	2009
Investment margin	$2	$15	$(399)
Benefit margin	7	(45)	129
Expense margin	(21)	42	(7)

Net (acceleration) deceleration	$(12)	$12	$(277)

       In 2011, DAC amortization deceleration related to changes in the investment margin component of EGP primarily related to equity-indexed annuities and was due to an increase in projected investment margins. The deceleration related to benefit margin was primarily due to increased projected persistency on interest-sensitive life insurance. The acceleration related to expense margin primarily related to interest-sensitive life insurance and was due to an increase in projected expenses. In 2010, DAC amortization deceleration related to changes in the investment margin component of EGP primarily related to interest-sensitive life insurance and was due to higher than previously projected investment income and lower interest credited, partially offset by higher projected realized capital losses. The acceleration related to benefit margin was primarily due to lower projected renewal premium (which is also expected to reduce persistency) on interest-sensitive life insurance, partially offset by higher than previously projected revenues associated with variable life insurance due to appreciation in the underlying separate account valuations. The deceleration related to expense margin resulted from current and expected expense levels lower than previously projected. DAC amortization acceleration related to changes in the investment margin component of EGP in the first quarter of 2009 was primarily due to an increase in the level of expected realized capital losses in 2009 and 2010. The deceleration related to benefit margin was due to more favorable projected life insurance mortality. The acceleration related to expense margin resulted from current and expected expense levels higher than previously projected.

       The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2011.

($ in millions)	Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$73
Decrease in future investment margins of 25 basis points	$(81)
Decrease in future life mortality by 1%	$21
Increase in future life mortality by 1%	$(22)

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

       How reserve estimates are established and updated    Reserve estimates are developed at a very detailed level, and the results of these numerous micro-level best estimates are aggregated to form a consolidated reserve estimate. For example, over one thousand actuarial estimates of the types described above are prepared each quarter to estimate losses for each line of insurance, major components of losses (such as coverages and perils), major states or groups of states and for reported losses and IBNR. The actuarial methods described above are used to analyze the settlement patterns of claims by determining the development factors for specific data elements that are necessary components of a reserve estimation process. Development factors are calculated quarterly and periodically throughout the year for data elements such as claim counts reported and settled, paid losses, and paid losses combined with case reserves. The calculation of development factors from changes in these data elements also impacts claim severity trends, which is a common industry reference used to explain changes in reserve estimates. The historical development patterns for these data elements are used as the assumptions to calculate reserve estimates.

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

       Reserves are reestimated quarterly and periodically throughout the year, by combining historical results with current actual results to calculate new development factors. This process incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results (claims reported or settled, losses paid, or changes to case reserves) occur differently than the implied assumptions contained in the previous development factor calculations. If claims reported, paid losses, or case reserve changes are greater or less than the levels estimated by previous development factors, reserve reestimates increase or decrease. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate and is recognized as an increase or decrease in property-liability insurance claims and claims expense in the Consolidated Statements of Operations. Total Property-liability reserve reestimates, after-tax, as a percent of net income in 2011, 2010 and 2009 were 27.7%, 11.1%, and 8.5%, respectively. For Property-Liability, the 3-year average of reserve reestimates as a percentage of total reserves was a favorable 1.2%, for Allstate Protection, the 3-year average of reserve estimates was a favorable 1.5% and for Discontinued Lines and Coverages, the 3-year average of reserve reestimates was an unfavorable 1.3%, each of these results being consistent within a reasonable actuarial tolerance for our respective businesses. A more detailed discussion of reserve reestimates is presented in the Property-Liability Claims and Claims Expense Reserves section of this document.

       The following table shows net claims and claims expense reserves by segment and line of business as of December 31:

($ in millions)	2011	2010	2009
Allstate Protection
Auto	$11,404	$11,034	$10,606
Homeowners	2,439	2,442	2,399
Other lines	2,237	2,141	2,145

Total Allstate Protection	16,080	15,617	15,150
Discontinued Lines and Coverages
Asbestos	1,078	1,100	1,180
Environmental	185	201	198
Other discontinued lines	444	478	500

Total Discontinued Lines and Coverages	1,707	1,779	1,878

Total Property-Liability	$17,787	$17,396	$17,028

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

       Reserves for catastrophe losses    Property-Liability claims and claims expense reserves also include reserves for catastrophe losses. Catastrophe losses are an inherent risk of the property-liability insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in our results of operations and financial position. We define a "catastrophe" as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes. We are also exposed to man-made catastrophic events, such as certain types of terrorism or industrial accidents. The nature and level of catastrophes in any period cannot be predicted.

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

       To develop a statistical indication of potential reserve variability within reasonably likely possible outcomes, an actuarial technique (stochastic modeling) is applied to the countrywide consolidated data elements for paid losses and paid losses combined with case reserves separately for injury losses, auto physical damage losses, and homeowners losses excluding catastrophe losses. Based on the combined historical variability of the development factors calculated for these data elements, an estimate of the standard error or standard deviation around these reserve estimates is calculated within each accident year for the last twenty years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability. Based on our products and coverages, historical experience, the statistical credibility of our extensive data and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, excluding reserves for catastrophe losses, within a reasonable probability of other possible outcomes, may be approximately plus or minus 4%, or plus or minus $450 million in net income. A lower level of variability exists for auto injury losses, which comprise approximately 75% of reserves, due to their relatively stable development patterns over a longer duration of time required to settle claims. Other types of losses, such as auto physical damage, homeowners losses and other losses, which comprise about 25% of reserves, tend to have greater variability but are settled in a much shorter period of time. Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Property-Liability Claims and Claims Expense Reserves section of this document.

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

       Evaluation of both the insureds' estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2011 and 2010, IBNR was 59.0% and 60.1%, respectively, of combined asbestos and environmental reserves.

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

($ in millions)	2011	2010	2009
Other mass torts	$169	$188	$201
Workers' compensation	117	116	122
Commercial and other	158	174	177

Other discontinued lines	$444	$478	$500

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

       Further discussion of reserve estimates    For further discussion of these estimates and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see Notes 8 and 14 to the consolidated financial statements and the Property-Liability Claims and Claims Expense Reserves section of this document.

       Reserve for life-contingent contract benefits estimation    Due to the long term nature of traditional life insurance, life-contingent immediate annuities and voluntary accident and health products, benefits are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under these insurance policies. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material effect on our operating results and financial condition. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. In 2011, 2010 and 2009, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies. We will continue to monitor the experience of our traditional life insurance and immediate annuities. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC.

       For further detail on the reserve for life-contingent contract benefits, see Note 9 of the consolidated financial statements.

PROPERTY-LIABILITY 2011 HIGHLIGHTS

•
Premiums written, an operating measure that is defined and reconciled to premiums earned in the Property-Liability Operations section of the MD&A, increased 0.3% to $25.98 billion in 2011 from $25.91 billion in 2010.
–
Allstate brand standard auto premiums written decreased 0.9% to $15.70 billion in 2011 from $15.84 billion in 2010.
–
Allstate brand homeowners premiums written increased 2.4% to $5.89 billion in 2011 from $5.75 billion in 2010.
–
Encompass brand premiums written decreased 3.6% to $1.06 billion in 2011 from $1.10 billion 2010.
–
Esurance brand premiums written were $181 million in 2011 for the period from the October 7, 2011 acquisition date to December 31, 2011.
•
Premium operating measures and statistics contributing to overall Allstate brand standard auto premiums written decrease were the following:
–
1.5% decrease in PIF as of December 31, 2011 compared to December 31, 2010
–
0.2% increase in the six month policy term average gross premium before reinsurance to $444 in 2011 from $443 in 2010
–
0.3 point increase in the six month renewal ratio to 89.0% in 2011 compared to 88.7% in 2010
–
5.8% decrease in new issued applications in 2011 compared to 2010
•
Premium operating measures and statistics contributing to overall Allstate brand homeowners premiums written increase were the following:
–
4.8% decrease in PIF as of December 31, 2011 compared to December 31, 2010
–
5.9% increase in the twelve month policy term average gross premium before reinsurance to $999 in 2011 from $943 in 2010
–
0.1 point decrease in the twelve month renewal ratio to 88.3% in 2011 compared to 88.4% in 2010
–
14.9% decrease in new issued applications in 2011 compared to 2010
–
$39 million decrease in catastrophe reinsurance costs to $495 million in 2011 from $534 million in 2010

•
Factors comprising the Allstate brand standard auto loss ratio decrease of 0.1 points to 70.6 in 2011 from 70.7 in 2010 were the following:
–
1.6 point increase in the effect of catastrophe losses to 2.6 points in 2011 compared to 1.0 points in 2010
–
2.0% decrease in standard auto claim frequency for property damage in 2011 compared to 2010
–
1.6% decrease in standard auto claim frequency for bodily injury in 2011 compared to 2010
–
2.2% increase in auto paid claim severities for property damage in 2011 compared to 2010
–
1.5% increase in auto paid claim severities for bodily injury in 2011 compared to 2010
•
Factors comprising the Allstate brand homeowners loss ratio, which includes catastrophes, increase of 15.9 points to 98.0 in 2011 from 82.1 in 2010 were the following:
–
18.7 point increase in the effect of catastrophe losses to 50.0 points in 2011 compared to 31.3 points in 2010
–
2.9% increase in homeowner claim frequency, excluding catastrophes, in 2011 compared to 2010
–
2.1% increase in paid claim severity, excluding catastrophes, in 2011 compared to 2010
•
Factors comprising the $1.61 billion increase in catastrophe losses to $3.82 billion in 2011 compared to $2.21 billion in 2010 were the following:
–
91 events with losses of $3.95 billion in 2011 compared to 90 events with losses of $2.37 billion in 2010
–
$130 million favorable prior year reserve reestimates in 2011 compared to $163 million favorable reserve reestimates in 2010
•
Factors comprising the $335 million of favorable prior year reserve reestimates in 2011 compared to $159 million favorable in 2010 included:
–
prior year reserve reestimates related to auto, homeowners and other personal lines in 2011 contributed $381 million favorable, $69 million favorable and $94 million unfavorable, respectively, compared to prior year reserve reestimates in 2010 of $179 million favorable, $23 million favorable and $15 million unfavorable, respectively
–
prior year reserve reestimates in 2011 and 2010 are largely attributable to severity development that was better than expected and catastrophes. Prior year reserve reestimates in 2010 also included a litigation settlement.
•
Property-Liability underwriting loss was $874 million in 2011 compared to underwriting income of $495 million in 2010. Underwriting income (loss), a measure not based on GAAP, is defined below.
•
Net realized capital gains were $85 million in 2011 compared to net realized capital losses of $321 million in 2010.
•
Property-Liability investments were $36.00 billion as of December 31, 2011, an increase of 2.7% from $35.05 billion as of December 31, 2010. Net investment income was $1.20 billion in 2011, an increase of 1.0% from $1.19 billion in 2010.

PROPERTY-LIABILITY OPERATIONS

       Overview    Our Property-Liability operations consist of two reporting segments: Allstate Protection and Discontinued Lines and Coverages. Allstate Protection comprises three brands: Allstate, Encompass and Esurance. Allstate Protection is principally engaged in the sale of personal property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Discontinued Lines and Coverages includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources.

       Underwriting income (loss), a measure that is not based on GAAP and is reconciled to net income (loss) below, is calculated as premiums earned, less claims and claims expense ("losses"), amortization of DAC, operating costs and expenses and restructuring and related charges, as determined using GAAP. We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Net income (loss) is the GAAP measure most directly comparable to underwriting income (loss). Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business.

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
•
Effect of business combination expenses and the amortization of purchased intangible assets on combined and expense ratio – the percentage of business combination expenses and the amortization of purchased intangible assets to premiums earned.
•
Effect of restructuring and related charges on combined ratio – the percentage of restructuring and related charges to premiums earned.
•
Effect of Discontinued Lines and Coverages on combined ratio – the ratio of claims and claims expense and operating costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned. The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio is equal to the Property-Liability combined ratio.

       Summarized financial data, a reconciliation of underwriting (loss) income to net income, and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	2011	2010	2009
Premiums written	$25,980	$25,907	$25,971

Revenues
Premiums earned	$25,942	$25,957	$26,194
Net investment income	1,201	1,189	1,328
Realized capital gains and losses	85	(321)	(168)

Total revenues	27,228	26,825	27,354
Costs and expenses
Claims and claims expense	(20,161)	(18,951)	(18,746)
Amortization of DAC	(3,640)	(3,678)	(3,789)
Operating costs and expenses	(2,972)	(2,800)	(2,559)
Restructuring and related charges	(43)	(33)	(105)

Total costs and expenses	(26,816)	(25,462)	(25,199)
Gain on disposition of operations	—	5	—
Income tax expense	(4)	(314)	(612)

Net income	$408	$1,054	$1,543

Underwriting (loss) income	$(874)	$495	$995
Net investment income	1,201	1,189	1,328
Income tax benefit (expense) on operations	27	(426)	(558)
Realized capital gains and losses, after-tax	54	(207)	(222)
Gain on disposition of operations, after-tax	—	3	—

Net income	$408	$1,054	$1,543

Catastrophe losses (1)	$3,815	$2,207	$2,069

GAAP operating ratios
Claims and claims expense ratio	77.7	73.0	71.6
Expense ratio	25.7	25.1	24.6

Combined ratio	103.4	98.1	96.2

Effect of catastrophe losses on combined ratio (1)	14.7	8.5	7.9

Effect of prior year reserve reestimates on combined ratio (1)	(1.3)	(0.6)	(0.4)

Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio	0.2	—	—

Effect of restructuring and related charges on combined ratio	0.2	0.1	0.4

Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.1	0.1

(1)
Prior year reserve reestimates included in catastrophe losses totaled $130 million favorable in 2011, $163 million favorable in 2010 and $169 million favorable in 2009.

ALLSTATE PROTECTION SEGMENT

       Overview and strategy    The Allstate Protection segment primarily sells private passenger auto and homeowners insurance to individuals through Allstate exclusive agencies and directly through call centers and the internet under the Allstate brand. We sell auto and homeowners insurance through independent agencies under both the Allstate brand and the Encompass brand. We also sell auto insurance direct to consumers online, through a call center and through select agents, including Answer Financial, under the Esurance brand.

       Our strategy is to position our products and distribution systems to meet the changing needs of the customer in managing the risks they face. This includes customers who want advice and assistance and those who are self-directed. In addition, there are customers who are brand-sensitive and those who are brand-neutral. Our strategy is to serve all four of these sectors with unique products and in unique and innovative ways while leveraging our claims, pricing and operational capabilities. When we do not offer a product our customers need, we may offer non-proprietary products that meet their needs.

       Our operating priorities for the Protection segment include achieving profitable market share growth for our auto business as well as earning acceptable returns on our homeowners business. Key goals include:

•
Improving customer loyalty and retention;

•
Deepening customer product relationships;

•
Improving auto competitive position through price optimization;

•
Improving the profitability of our homeowners business;

•
Investing in the effectiveness and reach of our multiple distribution channels including self-directed consumers through our newly acquired Esurance brand; and

•
Maintaining a strong capital foundation through risk management and effective resource allocation.

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

       At Allstate we differentiate ourselves from competitors by offering a comprehensive range of innovative product options and features as well as product customization, including Allstate Your Choice Auto® with options such as accident forgiveness, safe driving deductible rewards and a safe driving bonus. We will continue to focus on developing and introducing products and services that benefit today's consumers and further differentiate Allstate and enhance the customer experience. We will deepen customer relationships through value-added customer interactions and expanding our presence in households with multiple products by providing financial protection for customer needs. In addition, we introduced a claim satisfaction guarantee that promises a return of premium to any Allstate Brand standard auto insurance customer dissatisfied with their claims experience, which differentiates Allstate from the competition.

       Within our multiple distribution channels we are undergoing a focused effort to enhance our capabilities by implementing uniform processes and standards to elevate the level and consistency of our customer experience. We continue to enhance technology to integrate our distribution channels, improve customer service, facilitate the introduction of new products and services and reduce infrastructure costs related to supporting agencies and handling claims. These actions and others are designed to optimize the effectiveness of our distribution and service channels by increasing the productivity of the Allstate brand's exclusive agencies. Beginning in 2012, Allstate Brand direct sales and service will focus on serving customers who prefer personal advice and assistance and work closer with Allstate exclusive agencies.

       Our pricing and underwriting strategies and decisions, made in conjunction within a program called Strategic Risk Management, are designed to enhance both our competitive position and our profit potential. Pricing sophistication, which underlies our Strategic Risk Management program, uses a number of risk evaluation factors including insurance scoring, to the extent permissible by regulations, based on information that is obtained from credit reports. Our updated auto risk evaluation pricing model was implemented for 25 states in 2011 and these implementations will continue in other states throughout 2012. Our pricing strategy involves marketplace pricing and underwriting decisions that are based on these risk evaluation models and an evaluation of competitors. We will utilize pricing sophistication to increase our price competiveness to a greater share of target customers. We call this price optimization and it includes using underwriting information, pricing and discounts to achieve a higher close rate.

       We will also continue to provide a range of discounts to attract more target customers. For the Allstate brand auto and homeowners business, we continue to improve our mix of customers towards those customers that have better retention and thus potentially present more favorable prospects for profitability over the course of their relationships with us. For homeowners, we will address rate adequacy and improve underwriting and claim effectiveness. Our comprehensive strategic review of our homeowners insurance business is ongoing.

       The Allstate Protection segment also includes a separate organization called Emerging Businesses which comprises Business Insurance (commercial products for small business owners), Consumer Household (specialty products including motorcycle, boat, renters and condominium insurance policies), Allstate Dealer Services (insurance and non-insurance products sold primarily to auto dealers), Allstate Roadside Services (retail and wholesale roadside assistance products) and Ivantage (insurance agency). Premiums written by Emerging Businesses were $2.49 billion in 2011 compared to $2.43 billion in 2010. We expect we will continue to accelerate profitable growth in Emerging Businesses during 2012.

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

       Our strategy for Esurance brand focuses on self-directed and web-savvy customers. To best serve these customers, Esurance develops its technology and website to continuously improve its hassle-free purchase and claims experience. In 2012, Esurance plans to broaden its product offering and increase its preferred driver mix, while raising its advertising investment and marketing effectiveness to support growth.

       We continue to manage our property catastrophe exposure with the goal of providing shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings. Our property business includes personal homeowners, commercial property and other property lines. As of December 31, 2011, we continue to be within our goal to have no more than a 1% likelihood of exceeding annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. The use of different assumptions and updates to industry models could materially change the projected loss.

       Property catastrophe exposure management includes purchasing reinsurance to provide coverage for known exposure to hurricanes, earthquakes, wildfires, fires following earthquakes and other catastrophes. We are also working for changes in the regulatory environment, including recognizing the need for better catastrophe preparedness, improving appropriate risk based pricing and promoting the creation of government sponsored, privately funded solutions for mega-catastrophes that will make insurance more available and affordable. While the actions that we take will be primarily focused on reducing the catastrophe exposure in our property business, we also consider their impact on our ability to market our auto lines.

       Pricing of property products is typically intended to establish returns that we deem acceptable over a long-term period. Losses, including losses from catastrophic events and weather-related losses (such as wind, hail, lightning and freeze losses not meeting our criteria to be declared a catastrophe), are accrued on an occurrence basis within the policy period. Therefore, in any reporting period, loss experience from catastrophic events and weather-related losses may contribute to negative or positive underwriting performance relative to the expectations we incorporated into the products' pricing. We pursue rate increases where indicated using a newly re-designed methodology that appropriately addresses the changing costs of losses from catastrophes such as severe weather and the net cost of reinsurance.

Allstate Protection outlook

•
Allstate Protection will continue to focus on its strategy of offering differentiated products and services to our target customers while maintaining pricing discipline.

•
We expect that volatility in the level of catastrophes we experience will contribute to variation in our underwriting results; however, this volatility will be mitigated due to our catastrophe management actions, including the purchase of reinsurance.

•
We will continue to study the efficiencies of our operations and cost structure for additional areas where costs may be reduced.

       Premiums written, an operating measure, is the amount of premiums charged for policies issued during a fiscal period. Premiums earned is a GAAP measure. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Consolidated Statements of Financial Position. Since policy periods are typically 6 or 12 months, rate changes will generally be recognized in premiums earned over a period of 6 to 24 months.

       The following table shows the unearned premium balance as of December 31 and the timeframe in which we expect to recognize these premiums as earned.

($ in millions)			% earned after
	2011	2010	90 days	180 days	270 days	360 days
Allstate brand:
Standard auto	$4,120	$4,103	72.2%	97.3%	99.3%	100.0%
Non-standard auto	216	239	67.5%	93.9%	98.6%	100.0%
Homeowners	3,314	3,259	43.5%	75.6%	94.2%	100.0%
Other personal lines (1)	1,293	1,276	40.9%	69.2%	86.5%	92.9%

Total Allstate brand	8,943	8,877	57.0%	85.2%	95.6%	99.0%

Encompass brand:
Standard auto	311	327	43.6%	75.3%	94.1%	100.0%
Non-standard auto	—	1	—%	—%	—%	—%
Homeowners	202	206	43.6%	75.5%	94.1%	100.0%
Other personal lines (1)	47	47	43.8%	75.6%	94.2%	100.0%

Total Encompass brand	560	581	43.6%	75.4%	94.1%	100.0%

Esurance brand (2)
Standard auto	208	—	74.5%	99.1%	99.8%	100.0%

Allstate Protection unearned premiums	$9,711	$9,458	56.6%	84.9%	95.6%	99.1%

(1)
Other personal lines include commercial, condominium, renters, involuntary auto and other personal lines.
(2)
Esurance brand business was acquired on October 7, 2011.

       A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	2011	2010	2009
Premiums written:
Allstate Protection	$25,981	$25,906	$25,972
Discontinued Lines and Coverages	(1)	1	(1)

Property-Liability premiums written	25,980	25,907	25,971
(Increase) decrease in unearned premiums	(33)	19	200
Other	(5)	31	23

Property-Liability premiums earned	$25,942	$25,957	$26,194

Premiums earned:
Allstate Protection	$25,942	$25,955	$26,195
Discontinued Lines and Coverages	—	2	(1)

Property-Liability	$25,942	$25,957	$26,194

       Premiums written by brand are shown in the following table.

	Allstate brand			Encompass brand			Esurance brand	Allstate Protection
($ in millions)	2011	2010	2009	2011	2010	2009	2011	2011	2010	2009
Standard auto	$15,703	$15,842	$15,763	$604	$644	$800	$181	$16,488	$16,486	$16,563
Non-standard auto	775	883	927	1	6	22	—	776	889	949
Homeowners	5,893	5,753	5,635	362	357	408	—	6,255	6,110	6,043
Other personal lines	2,372	2,331	2,317	90	90	100	—	2,462	2,421	2,417

Total	$24,743	$24,809	$24,642	$1,057	$1,097	$1,330	$181	$25,981	$25,906	$25,972

       Premiums earned by brand are shown in the following table.

	Allstate brand			Encompass brand			Esurance brand	Allstate Protection
($ in millions)	2011	2010	2009	2011	2010	2009	2011	2011	2010	2009
Standard auto	$15,679	$15,814	$15,735	$620	$716	$907	$201	$16,500	$16,530	$16,642
Non-standard auto	797	896	939	2	9	27	—	799	905	966
Homeowners	5,835	5,693	5,633	365	385	444	—	6,200	6,078	6,077
Other personal lines	2,352	2,348	2,402	91	94	108	—	2,443	2,442	2,510

Total	$24,663	$24,751	$24,709	$1,078	$1,204	$1,486	$201	$25,942	$25,955	$26,195

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
•
Average premium-gross written:    Gross premiums written divided by issued item count. Gross premiums written include the impacts from discounts and surcharges, and exclude the impacts from mid-term premium adjustments, ceded reinsurance premiums, and premium refund accruals. Allstate brand average gross premiums represent the appropriate policy term for each line, which is 6 months for standard and non-standard auto and 12 months for homeowners. Encompass brand average gross premiums represent the appropriate policy term for each line, which is 12 months for standard auto and homeowners and 6 months for non-standard auto. Esurance brand average gross premiums represent the appropriate policy term, which is 6 months for standard auto.
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
•
Net items added to existing policies:    Net increases in insured cars by policy endorsement activity.

       Standard auto premiums written total of $16.49 billion in 2011 was comparable to 2010, following a 0.5% decrease in 2010 from $16.56 billion in 2009.

	Allstate brand						Encompass brand			Esurance brand
Standard Auto	2011		2010		2009		2011	2010	2009	2011
PIF (thousands)	17,213		17,484		17,744		673	689	859	786
Average premium-gross written (1)	$444		$443		$434		$935	$979	$972	$ N/A	(8)
Renewal ratio (%) (1)	89.0		88.7		88.9		69.5	69.2	69.6	76.3
Approved rate changes (2):
# of states	33		45	(6)	36	(6)	19	24	36	N/A
Countrywide (%) (3)	4.7		1.4		4.6		3.5	1.4	7.3	N/A
State specific (%) (4)(5)	8.1	(7)	2.2		7.2		6.1	2.7	9.3	N/A

(1)
Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.
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
(3)
Represents the impact in the states where rate changes were approved during 2011, 2010 and 2009, respectively, as a percentage of total countrywide prior year-end premiums written.
(4)
Represents the impact in the states where rate changes were approved during 2011, 2010 and 2009, respectively, as a percentage of its respective total prior year-end premiums written in those states.
(5)
Based on historical premiums written in those states, rate changes approved for standard auto totaled $731 million, $218 million and $784 million in 2011, 2010 and 2009, respectively.
(6)
Includes Washington D.C.
(7)
2011 includes the impact of Florida rate increases averaging 18.5%, and New York rate increases averaging 11.2% taken across multiple companies.
(8)
N/A reflects not available.

       Allstate brand standard auto premiums written totaled $15.70 billion in 2011, a decrease of 0.9% from $15.84 billion in 2010, following a 0.5% increase in 2010 from $15.76 billion in 2009. Contributing to the Allstate brand standard auto premiums written decrease in 2011 compared to 2010 were the following:

  –
  decrease in PIF of 1.5% as of December 31, 2011 compared to December 31, 2010, due to fewer new issued applications and fewer policies available to renew. Excluding Florida and New York, PIF as of December 31, 2011 were comparable to December 31, 2010.
  –
  5.8% decrease in new issued applications on a countrywide basis to 1,908 thousand in 2011 from 2,025 thousand in 2010. Excluding Florida and New York (impacted by actions to improve profitability), new issued applications on a countrywide basis decreased 0.1% to 1,697 thousand in 2011 from 1,699 thousand in 2010. New issued applications increased in 17 states in 2011 compared to 2010.
  –
  increase in average gross premium in 2011 compared to 2010.
  –
  0.3 point increase in the renewal ratio in 2011 compared to 2010. In 2011, 39 states are showing favorable comparisons to prior year.

       Allstate brand standard auto premiums written increased in 2010 compared to 2009. Contributing to the Allstate brand standard auto premiums written increase in 2010 compared to 2009 were the following:

  –
  decrease in PIF as of December 31, 2010 compared to December 31, 2009, due to fewer policies available to renew and a 0.7% decrease in net items added to existing policies to 1,498 thousand from 1,509 thousand, reflecting industry economic trends for declines in the number of cars per household
  –
  0.2% decrease in new issued applications on a countrywide basis to 2,025 thousand in 2010 from 2,029 thousand in 2009 impacted by decreases in Florida and California, due in part to rate actions that were approved in 2009 in these markets and other actions to improve profitability. Excluding Florida and California, new issued applications on a countrywide basis increased 12.9% to 1,606 thousand in 2010 from 1,423 thousand in 2009. New issued application increased in 40 states in 2010 compared to 2009, most of which offer an auto discount (the Preferred Package Discount) for our target customer.
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

       The level of Encompass premiums written continues to be impacted by comprehensive actions designed to reposition Encompass as the package policy carrier of choice for above middle market customers through independent agencies in order to drive stable, consistent earnings growth over time. Some of the actions contributing to the Encompass brand standard auto premiums written decrease in 2011 compared to 2010 were the following:

  –
  Aligned pricing and underwriting with strategic direction
  –
  Terminated relationships with certain independent agencies
  –
  Non-renewal of underperforming business
  –
  Discontinued writing the Special Value product (middle market auto product focused on segment auto) and Deerbrook (non-standard auto) in certain states
  –
  Non-renewal of property in Florida

       Non-standard auto premiums written totaled $776 million in 2011, a decrease of 12.7% from $889 million in 2010, following a 6.3% decrease in 2009 from $949 million in 2009.

	Allstate brand
Non-Standard Auto	2011		2010		2009
PIF (thousands)	571		640		719
Average premium-gross written (6 months)	$606		$624		$616
Renewal ratio (%) (6 months)	70.4		71.4		72.5
Approved rate changes:
# of states	13	(2)	11	(2)	11
Countrywide (%)	6.0		4.6		2.6
State specific (%) (1)	12.8		9.6		6.5

(1)
Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $49 million, $41 million and $25 million in 2011, 2010 and 2009, respectively.
(2)
Includes Washington D.C.

       Allstate brand non-standard auto premiums written totaled $775 million in 2011, a decrease of 12.2% from $883 million in 2010, following a 4.7% decrease in 2010 from $927 million in 2009. Contributing to the Allstate brand non-standard auto premiums written decrease in 2011 compared to 2010 were the following:

  –
  decrease in PIF as of December 31, 2011 compared to December 31, 2010, due to a decline in the number of policies available to renew, a lower retention rate and fewer new issued applications
  –
  17.2% decrease in new issued applications to 256 thousand in 2011 from 309 thousand in 2010, driven in large part by management actions in Florida through October 2011
  –
  decrease in average gross premium in 2011 compared to 2010
  –
  1.0 point decrease in the renewal ratio in 2011 compared to 2010

       Allstate brand non-standard auto premiums written decreased in 2010 compared to 2009. Contributing to the Allstate brand non-standard auto premiums written decrease in 2010 compared to 2009 were the following:

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
  –
  1.1 point decrease in the renewal ratio in 2010 compared to 2009

       Homeowners premiums written totaled $6.26 billion in 2011, an increase of 2.4% from $6.11 billion in 2010, following a 1.1% increase in 2010 from $6.04 billion in 2009. Excluding the cost of catastrophe reinsurance, premiums written increased 1.6% in 2011 compared to 2010. For a more detailed discussion on reinsurance, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A and Note 10 of the consolidated financial statements.

	Allstate brand			Encompass brand
Homeowners	2011	2010	2009	2011	2010	2009
PIF (thousands)	6,369	6,690	6,973	306	314	371
Average premium-gross written (12 months)	$999	$943	$883	$1,297	$1,298	$1,265
Renewal ratio (%) (12 months)	88.3	88.4	88.1	79.8	78.1	78.9
Approved rate changes (1):
# of states (3)	41	32	40	27	23	36
Countrywide (%)	8.6	7.0	8.4	3.1	0.7	4.4
State specific (%) (2)	11.0	10.0	10.7	4.1	1.4	5.9

(1)
Includes rate changes approved based on our net cost of reinsurance.
(2)
Based on historical premiums written in those states, rate changes approved for homeowners totaled $533 million, $424 million and $534 million in 2011, 2010 and 2009, respectively.
(3)
Includes Washington D.C.

       Allstate brand homeowners premiums written totaled $5.89 billion in 2011, an increase of 2.4% from $5.75 billion in 2010, following a 2.1% increase in 2010 from $5.64 billion in 2009. Contributing to the Allstate brand homeowners premiums written increase in 2011 compared to 2010 were the following:

  –
  4.8% decrease in PIF as of December 31, 2011 compared to December 31, 2010, due to fewer policies available to renew and fewer new issued applications
  –
  14.9% decrease in new issued applications to 456 thousand in 2011 from 536 thousand in 2010. During the second quarter of 2011, our Castle Key Indemnity Company subsidiary completed a 2008 regulatory consent decree to sell 50,000 new homeowners policies in Florida by November 2011.
  –
  increase in average gross premium in 2011 compared to 2010, primarily due to rate changes
  –
  0.1 point decrease in the renewal ratio in 2011 compared to 2010
  –
  decrease in the cost of our catastrophe reinsurance program in 2011 compared to 2010

       Actions taken to manage our catastrophe exposure in areas with known exposure to hurricanes, earthquakes, wildfires, fires following earthquakes and other catastrophes have had an impact on our new business writings and retention for homeowners insurance. Homeowners PIF has declined 1.2 million or 16% in the four years ended December 31, 2011. This impact will continue in 2012, although to a lesser degree. For a more detailed discussion on exposure management actions, see the Catastrophe Management section of the MD&A.

       We have different plans around the country to improve the growth and profitability of our homeowners business. In states where we offer homeowners and other property coverages that do not have severe weather issues and that have acceptable returns, we are seeking to grow. In another group of states where we offer homeowners and other property coverages, we plan to implement pricing and/or underwriting actions that will improve performance to achieve our profitability targets. For two other groups of states, including those with severe weather issues and other risks such as hurricane exposure, we may take more substantial actions including raising prices, offering policies with more limited coverage, or brokering to other carriers. We are currently piloting our Allstate House and HomeSM product which provides greater options of coverage for roof damage including depreciated value versus replacement value and uses a number of factors to determine price, some of which relate to auto insurance risks. We expect to roll it out countrywide for new business gradually over the next three years.

       Allstate brand homeowners premiums written increased in 2010 compared to 2009. Contributing to the Allstate brand homeowners premiums written increase in 2010 compared to 2009 were the following:

  –
  4.1% decrease in PIF as of December 31, 2010 compared to December 31, 2009, following a 3.9% decrease as of December 31, 2009 compared to December 31, 2008, due to fewer policies available to renew and fewer new issued applications
  –
  3.6% decrease in new issued applications to 536 thousand in 2010 from 556 thousand in 2009. Excluding Florida, new issued applications on a countrywide basis decreased 12.4% to 487 thousand in 2010 from 556 thousand in 2009.
  –
  increase in average gross premium in 2010 compared to 2009, primarily due to rate changes
  –
  0.3 point increase in the renewal ratio in 2010 compared to 2009
  –
  decrease in the net cost of our catastrophe reinsurance program in 2010 compared to 2009

       Underwriting results are shown in the following table.

($ in millions)	2011	2010	2009
Premiums written	$25,981	$25,906	$25,972

Premiums earned	$25,942	$25,955	$26,195
Claims and claims expense	(20,140)	(18,923)	(18,722)
Amortization of DAC	(3,640)	(3,678)	(3,789)
Other costs and expenses	(2,968)	(2,795)	(2,552)
Restructuring and related charges	(43)	(33)	(105)

Underwriting (loss) income	$(849)	$526	$1,027

Catastrophe losses	$3,815	$2,207	$2,069

Underwriting income (loss) by line of business
Standard auto	$568	$692	$987
Non-standard auto	101	74	76
Homeowners	(1,330)	(335)	(125)
Other personal lines	(188)	95	89

Underwriting (loss) income	$(849)	$526	$1,027

Underwriting income (loss) by brand
Allstate brand	$(666)	$569	$1,022
Encompass brand	(146)	(43)	5
Esurance brand	(37)	—	—

Underwriting (loss) income	$(849)	$526	$1,027

       Allstate Protection experienced an underwriting loss of $849 million in 2011 compared to underwriting income of $526 million in 2010, primarily due to an increase in homeowners underwriting loss, an underwriting loss for other personal lines compared to an underwriting gain in the prior year, and a decrease in standard auto underwriting income. Homeowners underwriting loss increased $995 million to $1.33 billion in 2011 from $335 million in 2010, primarily due to increases in catastrophe losses and higher expenses partially offset by average earned premiums increasing faster than loss costs. Other personal lines underwriting income decreased $283 million to an underwriting loss of $188 million in 2011 from underwriting income of $95 million in 2010, primarily due to increases in catastrophe losses, unfavorable reserve reestimates and higher expenses. Standard auto underwriting income decreased $124 million to

$568 million in 2011 from $692 million in 2010, primarily due to increases in catastrophe losses and higher expenses, partially offset by favorable reserve reestimates. For further discussion and quantification of the impact of reserve estimates and assumptions, see the Application of Critical Accounting Estimates and Property-Liability Claims and Claims Expense Reserves sections of the MD&A.

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

       Catastrophe losses were $3.82 billion in 2011 as detailed in the table below. This compares to catastrophe losses of $2.21 billion in 2010.

       We define a "catastrophe" as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes. We are also exposed to man-made catastrophic events, such as certain types of terrorism or industrial accidents. The nature and level of catastrophes in any period cannot be reliably predicted.

       Catastrophe losses related to events that occurred by the size of the event are shown in the following table.

($ in millions)	2011
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
Greater than $250 million	4	4.4%	$1,595	41.8%	6.1	$399
$101 million to $250 million	4	4.4	563	14.8	2.2	141
$50 million to $100 million	12	13.2	877	23.0	3.4	73
Less than $50 million	71	78.0	910	23.8	3.5	13

Total	91	100.0%	3,945	103.4	15.2	43

Prior year reserve reestimates			(130)	(3.4)	(0.5)

Total catastrophe losses			$3,815	100.0%	14.7

       Catastrophe losses incurred by the type of event are shown in the following table.

($ in millions)	2011		2010		2009
		Number of events		Number of events		Number of events
Hurricanes/Tropical storms	$619	3	$15	1	$48	1
Tornadoes	1,234	7	174	7	384	4
Wind/Hail	1,775	68	1,908	74	1,561	67
Wildfires	67	9	15	1	83	5
Other events	250	4	258	7	162	5

Prior year reserve reestimates	(130)		(163)		(169)

Total catastrophe losses	$3,815	91	$2,207	90	$2,069	82

       Catastrophes excluding hurricanes named or numbered by the National Weather Service, fires following earthquakes and earthquakes totaled $3.30 billion, $2.27 billion and $2.16 billion in 2011, 2010 and 2009, respectively, and are the result of severe weather experienced during these periods.

       Combined ratio    Loss ratios are a measure of profitability. Loss ratios by product, and expense and combined ratios by brand, are shown in the following table. These ratios are defined in the Property-Liability Operations section of the MD&A.

	Ratio (1)			Effect of catastrophe losses on combined ratio			Effect of prior year reserve reestimates on combined ratio			Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011
Allstate brand loss ratio:
Standard auto	70.6	70.7	69.3	2.6	1.0	1.2	(2.3)	(0.9)	(0.3)
Non-standard auto	62.8	67.2	67.1	1.1	0.3	0.7	(4.9)	(3.6)	(1.6)
Homeowners	98.0	82.1	79.6	50.0	31.3	29.0	(1.2)	(0.3)	(2.6)
Other personal lines	76.0	66.4	67.3	13.6	7.2	7.0	4.0	0.7	3.5
Total Allstate brand loss ratio	77.3	72.8	71.4	14.8	8.5	8.1	(1.5)	(0.7)	(0.5)
Allstate brand expense ratio	25.4	24.9	24.5	—	—	—	—	—	—	—

Allstate brand combined ratio	102.7	97.7	95.9

Encompass brand loss ratio:
Standard auto	81.8	75.4	75.4	1.8	0.8	0.3	2.4	—	0.7
Non-standard auto	150.0	100.0	74.1	—	—	—	(50.0)	—	(11.1)
Homeowners	88.5	74.3	66.0	39.7	23.1	14.6	0.3	(1.3)	(4.3)
Other personal lines	83.5	73.4	75.9	9.9	4.3	1.9	—	(1.1)	5.6
Total Encompass brand loss ratio	84.3	75.1	72.6	15.3	8.2	4.7	1.4	(0.5)	(0.7)
Encompass brand expense ratio	29.2	28.5	27.1	—	—	—	—	—	—	—

Encompass brand combined ratio	113.5	103.6	99.7

Esurance brand loss ratio:
Standard auto	78.1	—	—	—	—	—	—	—	—
Total Esurance brand loss ratio	78.1	—	—	—	—	—	—	—	—
Esurance brand expense ratio	40.3	—	—	—	—	—	—	—	—	20.9

Esurance brand combined ratio	118.4	—	—

Allstate Protection loss ratio	77.6	72.9	71.5	14.7	8.5	7.9	(1.4)	(0.7)	(0.5)
Allstate Protection expense ratio	25.7	25.1	24.6	—	—	—	—	—	—	0.2

Allstate Protection combined ratio	103.3	98.0	96.1

(1)
Ratios are calculated using the premiums earned for the respective line of business.

       Standard auto loss ratio for the Allstate brand decreased 0.1 points in 2011 compared to 2010 primarily due to favorable reserve reestimates, partially offset by higher catastrophe losses. Excluding the impact of catastrophe losses, the Allstate brand standard auto loss ratio improved 1.7 points in 2011 compared 2010. Florida and New York continued to have loss ratios higher than the countrywide average in 2011 though results in these two key states have improved relative to 2010, reducing the pressure on countrywide results. However, Florida and New York have improved underwriting results in the fourth quarter of 2011. We continue to pursue profitability management actions in Florida and New York, including rate increases, underwriting restrictions, increased claims staffing and review, and continued advocacy for legislative reform. In 2011, claim frequencies in the bodily injury and physical damage coverages have decreased compared to 2010. Bodily injury and physical damage coverages severity results in 2011 increased in line with historical Consumer Price Index ("CPI") trends. Standard auto loss ratio for the Allstate brand increased 1.4 points in 2010 compared to 2009 due to higher claim frequency and a $25 million litigation settlement, partially offset by favorable reserve reestimates and lower catastrophe losses. The increase is primarily driven by increases in Florida and New York. In 2010, claim frequencies in the bodily injury and physical damage coverages have increased compared to 2009, but remain within historical norms. Bodily injury and physical damage coverages severity results in 2010 increased in line with historical CPI trends.

       Homeowners loss ratio for the Allstate brand increased 15.9 points to 98.0 in 2011 from 82.1 in 2010 due to higher catastrophe losses. Excluding the impact of catastrophe losses, the Allstate brand homeowners loss ratio improved 2.8 points in 2011 compared to 2010 due to average earned premiums increasing faster than loss costs. Homeowners loss ratio for the Allstate brand increased 2.5 points to 82.1 in 2010 from 79.6 in 2009 due to a $75 million unfavorable prior year reserve reestimate related to a litigation settlement and higher catastrophe losses including prior year reserve reestimates for catastrophes, partially offset by average earned premiums increasing faster than loss costs.

       Expense ratio for Allstate Protection increased 0.6 points in 2011 compared to 2010. Restructuring costs increased 0.1 points in 2011 compared to 2010, driven by technology and operations efficiency efforts and agent pension plan settlement charges. Excluding restructuring, the expense ratio for Allstate Protection increased 0.5 points in 2011 compared to 2010, driven by additional marketing, including $78 million spent on the Grow to Win initiative, and other growth initiative costs, and reduced guaranty fund accrual levels in 2010. We expect advertising costs to increase in 2012 as we focus on growing Esurance. The expense ratio for Allstate Protection increased 0.5 points in 2010 compared to 2009. Restructuring costs decreased 0.3 points in 2010 compared to 2009, driven by prior year costs associated with claim office consolidations, reorganization of Business Insurance and technology prioritization and efficiency efforts. Excluding restructuring, the expense ratio for Allstate Protection increased 0.8 points in 2010 compared to 2009, driven by additional marketing expenses and increases in net costs of employee benefits, partially offset by reduced guaranty fund accrual levels and improved operational efficiencies.

       The impact of specific costs and expenses on the expense ratio are included in the following table.

	Allstate brand			Encompass brand			Esurance brand	Allstate Protection
	2011	2010	2009	2011	2010	2009	2011	2011	2010	2009
Amortization of DAC	13.9	14.0	14.2	18.0	18.3	18.5	2.0	13.9	14.2	14.5
Other costs and expenses	11.3	10.8	9.9	11.2	9.7	8.3	17.4	11.4	10.8	9.7
Business combination expenses and amortization of purchased intangible assets	—	—	—	—	—	—	20.9	0.2	—	—
Restructuring and related charges	0.2	0.1	0.4	—	0.5	0.3	—	0.2	0.1	0.4

Total expense ratio	25.4	24.9	24.5	29.2	28.5	27.1	40.3	25.7	25.1	24.6

       The expense ratio for the standard auto and homeowners businesses generally approximates the total Allstate Protection expense ratio. The expense ratio for the non-standard auto business generally is lower than the total Allstate Protection expense ratio due to lower agent commission rates and higher average premiums for non-standard auto as compared to standard auto. The Encompass brand DAC amortization is higher on average than Allstate brand DAC amortization due to higher commission rates. The Esurance brand expense ratio is higher than Allstate and Encompass brands due to business combination expenses and amortization of purchased intangible assets. Purchased intangible assets will be amortized on an accelerated basis with over 80% of the amortization taking place by 2016. Since Esurance uses a direct distribution model, its primary acquisition-related costs are advertising as opposed to commissions for the Allstate and Encompass brands. Advertising expense had a 10.9 point impact on the Esurance brand expense ratio in 2011. Advertising costs are not capitalized as DAC while commission costs are capitalized as DAC. As a result the Esurance expense and combined ratios will be higher during periods of growth since the expenses will be recognized prior to the premium earned.

       DAC    We establish a DAC asset for costs that vary with and are primarily related to acquiring business, principally agents' remuneration, premium taxes and inspection costs. For the Allstate Protection business, DAC is amortized to income over the period in which premiums are earned. The balance of DAC for each product type as of December 31 is included in the following table.

	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
($ in millions)	2011	2010	2011	2010	2011		2011	2010
Standard auto	$533	$541	$52	$55	$32	(1)	$617	$596
Non-standard auto	26	25	—	—	—		26	25
Homeowners	439	437	34	36	—		473	473
Other personal lines	289	276	7	7	—		296	283

Total DAC	$1,287	$1,279	$93	$98	$32		$1,412	$1,377

(1)
Includes $21 million of present value of future profits, which will be fully amortized by March 31, 2012.

       On January 1, 2012, we will adopt new DAC accounting guidance on a retrospective basis (see Note 2 of the consolidated financial statements for further details). It is currently estimated that the restated Allstate Protection DAC balance will decline by $63 million when compared to the reported December 31, 2011 balance. We estimate that the new DAC accounting guidance will have an insignificant effect on net income in 2012.

Catastrophe management

       Historical catastrophe experience    Since the beginning of 1992, the average annual impact of catastrophes on our Property-Liability loss ratio was 8.0 points. However, this average does not reflect the impact of some of the more significant actions we have taken to limit our catastrophe exposure. Consequently, it is useful to consider the impact of catastrophes after excluding losses that are now partially or substantially covered by the California Earthquake Authority ("CEA"), the Florida Hurricane Catastrophe Fund ("FHCF") or placed with a third party, such as hurricane coverage in Hawaii. The average annual impact of all catastrophes, excluding losses from Hurricanes Andrew and Iniki and losses from California earthquakes, on our Property-Liability loss ratio was 7.0 points since the beginning of 1992.

       Comparatively, the average annual impact of catastrophes on the homeowners loss ratio for the years 1992 through 2011 is shown in the following table.

	Average annual impact of catastrophes on the homeowners loss ratio	Average annual impact of catastrophes on the homeowners loss ratio excluding losses from hurricanes Andrew and Iniki, and losses from California earthquakes
Florida	95.6	46.5
Other hurricane exposure states	30.5	30.3
Total hurricane exposure states	35.5	31.6
All other	25.0	20.6
Total	30.6	26.5

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

       We continue to take actions to maintain an appropriate level of exposure to catastrophic events while continuing to meet the needs of our customers, including the following:

•
Selectively not offering continuing coverage of mono-line homeowners policies in coastal areas of certain states.
•
Increased capacity in our brokerage platform for customers not offered a renewal.

•
Expanded our excess and surplus carrier (North Light Specialty) to eight new states in 2011, bringing the total number of active states to 25.
•
In Texas we are ceding wind exposure related to insured property located in wind pool eligible areas along the coast including the Galveston Islands.
•
We have ceased writing new homeowners business in California. We will continue to renew current policyholders and have a renewal ratio of approximately 91% in California.
•
We have ceased writing new business in Florida beyond a modest stance for existing customers who replace their currently-insured home with an acceptable property. Withdrawal from the property lines was completed for the Encompass companies operating in Florida.

Hurricanes

       We consider the greatest areas of potential catastrophe losses due to hurricanes generally to be major metropolitan centers in counties along the eastern and gulf coasts of the United States. Usually, the average premium on a property policy near these coasts is greater than in other areas. However, average premiums are often not considered commensurate with the inherent risk of loss. In addition and as explained in Note 14 of the consolidated financial statements, in various states Allstate is subject to assessments from assigned risk plans, reinsurance facilities and joint underwriting associations providing insurance for wind related property losses.

       We have addressed our risk of hurricane loss by, among other actions, purchasing reinsurance for specific states and on a countrywide basis for our personal lines property insurance in areas most exposed to hurricanes; limiting personal homeowners new business writings in coastal areas in southern and eastern states; implementing tropical cyclone deductibles where appropriate; and not offering continuing coverage on certain policies in coastal counties in certain states. We continue to seek appropriate returns for the risks we write. This may require further actions, similar to those already taken, in geographies where we are not getting appropriate returns. However, we may maintain or opportunistically increase our presence in areas where we achieve adequate returns and do not materially increase our hurricane risk.

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

       We expect to retain approximately 30,000 PIF with earthquake coverage due to regulatory and other reasons. We also will continue to have exposure to earthquake risk on certain policies that do not specifically exclude coverage for earthquake losses, including our auto policies, and to fires following earthquakes. Allstate policyholders in the state of California are offered coverage through the CEA, a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage. Allstate is subject to assessments from the CEA under certain circumstances as explained in Note 14 of the consolidated financial statements.

Fires Following Earthquakes

       Actions taken related to our risk of loss from fires following earthquakes include changing homeowners underwriting requirements in California, purchasing reinsurance for Kentucky personal lines property risks, and purchasing nationwide occurrence reinsurance, excluding Florida and New Jersey.

Wildfires

       Actions we are taking to reduce our risk of loss from wildfires include changing homeowners underwriting requirements in certain states and purchasing nationwide occurrence reinsurance. Catastrophe losses related to the Southern California wildfires occurred during 2009 and totaled $76 million.

Reinsurance

       A description of our current catastrophe reinsurance program appears in Note 10 of the consolidated financial statements and a description of program changes as of June 1, 2012 appears in the Property-Liability Claims and Claims Expense Reserves section of the MD&A.

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

       Summarized underwriting results for the years ended December 31 are presented in the following table.

($ in millions)	2011	2010	2009
Premiums written	$(1)	$1	$(1)

Premiums earned	$—	$2	$(1)
Claims and claims expense	(21)	(28)	(24)
Operating costs and expenses	(4)	(5)	(7)

Underwriting loss	$(25)	$(31)	$(32)

       Underwriting losses of $25 million in 2011 related to a $26 million unfavorable reestimate of asbestos reserves and a $5 million unfavorable reestimate of other reserves, primarily as a result of our annual review using established industry and actuarial best practices, partially offset by a $26 million decrease of our allowance for future uncollectible reinsurance and environmental reserves essentially unchanged. The cost of administering claims settlements totaled $11 million in 2011 and $13 million for each of 2010 and 2009.

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

Discontinued Lines and Coverages outlook

•
We may continue to experience asbestos and/or environmental losses in the future. These losses could be due to the potential adverse impact of new information relating to new and additional claims or the impact of resolving unsettled claims based on unanticipated events such as litigation or legislative, judicial and regulatory actions. Environmental losses may also increase as the result of additional funding for environmental site cleanup. Because of our annual review, we believe that our reserves are appropriately established based on available information, technology, laws and regulations.

•
We continue to be encouraged that the pace of industry asbestos claim activity has slowed, perhaps reflecting various state legislative and judicial actions with respect to medical criteria and increased legal scrutiny of the legitimacy of claims.

PROPERTY-LIABILITY INVESTMENT RESULTS

       Net investment income increased 1.0% or $12 million to $1.20 billion in 2011 from $1.19 billion in 2010, after decreasing 10.5% in 2010 compared to 2009. The 2011 increase was primarily due to higher yields, partially offset by lower average investment balances. The 2010 decrease was primarily due to lower yields and duration shortening actions taken to protect the portfolio from rising interest rates, partially offset by higher average investment balances.

       The following table presents the average pre-tax investment yields for the years ended December 31. Pre-tax yield is calculated as investment income (including dividend income in the case of equity securities) divided by the average of the investment balances at the beginning and end of period and interim quarters. Amortized cost is used to calculate the average investment balance for fixed income securities and mortgage loans. Cost is used for equity securities.

	2011	2010	2009
Fixed income securities: tax-exempt	4.8%	4.9%	5.1%
Fixed income securities: tax-exempt equivalent	7.0	7.1	7.4
Fixed income securities: taxable	3.8	3.5	4.1
Equity securities	2.8	2.3	2.1
Mortgage loans	4.0	5.7	4.7
Cost method limited partnership interests	5.6	3.1	1.5
Total portfolio	3.9	3.8	4.2

       Net realized capital gains and losses are presented in the following table.

($ in millions)	2011	2010	2009
Impairment write-downs	$(250)	$(295)	$(534)
Change in intent write-downs	(49)	(62)	(89)

Net other-than-temporary impairment losses recognized in earnings	(299)	(357)	(623)
Sales	469	455	611
Valuation of derivative instruments	(54)	(331)	52
Settlements of derivative instruments	(127)	(143)	(203)
EMA limited partnership income	96	55	(5)

Realized capital gains and losses, pre-tax	85	(321)	(168)
Income tax (expense) benefit	(31)	114	(54)

Realized capital gains and losses, after-tax	$54	$(207)	$(222)

       For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE RESERVES

       Property-Liability underwriting results are significantly influenced by estimates of property-liability claims and claims expense reserves. For a description of our reserve process, see Note 8 of the consolidated financial statements and for a further description of our reserving policies and the potential variability in our reserve estimates, see the Application of Critical Accounting Estimates section of the MD&A. These reserves are an estimate of amounts necessary to settle all outstanding claims, including IBNR claims, as of the reporting date.

       The facts and circumstances leading to our reestimates of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are likely different than those predicted by the estimated development factors used in prior reserve estimates. As of December 31, 2011, the impact of a reserve reestimation corresponding to a one percent increase or decrease in net reserves would be a decrease or increase of approximately $116 million in net income.

       The table below shows total net reserves as of December 31 by line of business.

($ in millions)	2011	2010	2009
Allstate brand	$14,792	$14,696	$14,123
Encompass brand	859	921	1,027
Esurance brand	429	—	—

Total Allstate Protection	16,080	15,617	15,150
Discontinued Lines and Coverages	1,707	1,779	1,878

Total Property-Liability	$17,787	$17,396	$17,028

       The tables below show reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2011, 2010 and 2009, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2011	2010	2009
Allstate brand	$14,696	$14,123	$14,118
Encompass brand	921	1,027	1,133
Esurance brand	—	—	—

Total Allstate Protection	15,617	15,150	15,251
Discontinued Lines and Coverages	1,779	1,878	1,931

Total Property-Liability	$17,396	$17,028	$17,182

($ in millions, except ratios)	2011		2010		2009
	Reserve reestimate (1)	Effect on combined ratio	Reserve reestimate (1)	Effect on combined ratio	Reserve reestimate (1)	Effect on combined ratio
Allstate brand	$(371)	(1.4)	$(181)	(0.7)	$(126)	(0.5)
Encompass brand	15	—	(6)	—	(10)	—
Esurance brand	—	—	—	—	—	—

Total Allstate Protection	(356)	(1.4)	(187)	(0.7)	(136)	(0.5)
Discontinued Lines and Coverages	21	0.1	28	0.1	24	0.1

Total Property-Liability	$(335)	(1.3)	$(159)	(0.6)	$(112)	(0.4)

Reserve reestimates, after-tax	$(218)		$(103)		$(73)

Net income	$788		$928		$854

Reserve reestimates as a % of net income	27.7%		11.1%		8.5%

(1)
Favorable reserve reestimates are shown in parentheses.

Allstate Protection

       The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2011, 2010 and 2009, and the effect of reestimates in each year.

	January 1 reserves
($ in millions)	2011	2010	2009
Auto	$11,034	$10,606	$10,220
Homeowners	2,442	2,399	2,824
Other personal lines	2,141	2,145	2,207

Total Allstate Protection	$15,617	$15,150	$15,251

($ in millions, except ratios)	2011		2010		2009
	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio
Auto	$(381)	(1.5)	$(179)	(0.7)	$(57)	(0.2)
Homeowners	(69)	(0.3)	(23)	(0.1)	(168)	(0.6)
Other personal lines	94	0.4	15	0.1	89	0.3

Total Allstate Protection	$(356)	(1.4)	$(187)	(0.7)	$(136)	(0.5)

Underwriting (loss) income	$(849)		$526		$1,027

Reserve reestimates as a % of underwriting (loss) income	41.9%		35.6%		13.2%

       Auto reserve reestimates in 2011, 2010 and 2009 were primarily due to claim severity development that was better than expected. 2010 was also impacted by a litigation settlement.

       Favorable homeowners reserve reestimates in 2011 were primarily due to favorable catastrophe reserve reestimates. Favorable homeowners reserve reestimates in 2010 were primarily due to favorable catastrophe reserve reestimates, partially offset by a litigation settlement. Favorable homeowners reserve reestimates in 2009 were primarily due to favorable reserve reestimates from Hurricanes Ike and Gustav and a catastrophe related subrogation recovery.

       Other personal lines reserve reestimates in 2011, 2010 and 2009 were primarily the result of loss development higher than anticipated in previous estimates.

       Pending, new and closed claims for Allstate Protection are summarized in the following table for the years ended December 31.

Number of claims	2011 (1)	2010	2009
Auto
Pending, beginning of year	490,459	540,424	566,394
New	5,656,687	5,571,199	5,482,941
Total closed	(5,710,174)	(5,621,164)	(5,508,911)

Pending, end of year	436,972	490,459	540,424

Homeowners
Pending, beginning of year	51,031	59,685	74,772
New	1,214,792	991,962	997,954
Total closed	(1,221,689)	(1,000,616)	(1,013,041)

Pending, end of year	44,134	51,031	59,685

Other personal lines
Pending, beginning of year	33,388	36,537	41,001
New	333,209	282,137	278,978
Total closed	(334,726)	(285,286)	(283,442)

Pending, end of year	31,871	33,388	36,537

Total Allstate Protection
Pending, beginning of year	574,878	636,646	682,167
New	7,204,688	6,845,298	6,759,873
Total closed	(7,266,589)	(6,907,066)	(6,805,394)

Pending, end of year	512,977	574,878	636,646

(1)
Excludes Esurance brand number of claims since not available.

       We believe the net loss reserves for Allstate Protection exposures are appropriately established based on available facts, technology, laws and regulations.

       The following tables reflect the accident years to which the reestimates shown above are applicable by line of business. Favorable reserve reestimates are shown in parentheses.

2011 Prior year reserve reestimates

($ in millions)	2001 & prior	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
Allstate brand	$123	$16	$26	$8	$5	$7	$—	$(28)	$(150)	$(378)	$(371)
Encompass brand	2	—	(1)	—	1	1	(1)	2	2	9	15

Total Allstate Protection	125	16	25	8	6	8	(1)	(26)	(148)	(369)	(356)
Discontinued Lines and Coverages	21	—	—	—	—	—	—	—	—	—	21

Total Property- Liability	$146	$16	$25	$8	$6	$8	$(1)	$(26)	$(148)	$(369)	$(335)

2010 Prior year reserve reestimates

($ in millions)	2000 & prior	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total
Allstate brand	$262	$(1)	$(7)	$(18)	$(15)	$(51)	$(106)	$(86)	$(45)	$(114)	$(181)
Encompass brand	1	—	1	1	2	6	—	(6)	(1)	(10)	(6)

Total Allstate Protection	263	(1)	(6)	(17)	(13)	(45)	(106)	(92)	(46)	(124)	(187)
Discontinued Lines and Coverages	28	—	—	—	—	—	—	—	—	—	28

Total Property-Liability	$291	$(1)	$(6)	$(17)	$(13)	$(45)	$(106)	$(92)	$(46)	$(124)	$(159)

2009 Prior year reserve reestimates

($ in millions)	1999 & prior	2000	2001	2002	2003	2004	2005	2006	2007	2008	Total
Allstate brand	$247	$46	$58	$44	$37	$85	$74	$(149)	$(151)	$(417)	$(126)
Encompass brand	—	3	1	3	6	5	10	8	(7)	(39)	(10)

Total Allstate Protection	247	49	59	47	43	90	84	(141)	(158)	(456)	(136)
Discontinued Lines and Coverages	24	—	—	—	—	—	—	—	—	—	24

Total Property- Liability	$271	$49	$59	$47	$43	$90	$84	$(141)	$(158)	$(456)	$(112)

       Allstate brand prior year reserve reestimates were $371 million favorable in 2011, $181 million favorable in 2010 and $126 million favorable in 2009. In 2011, this was primarily due to severity development that was better than expected and favorable catastrophe reserve reestimates. The increased reserves in accident years 2001 & prior is due to a reclassification of injury reserves to older years and reserve strengthening. In 2010, this was primarily due to favorable catastrophe reserve reestimates and severity development that was better than expected, partially offset by litigation settlements. The increased reserves in accident years 2000 & prior is due to the litigation settlements of $100 million, a reclassification of injury reserves to older years and reserve strengthening. In 2009, this was primarily due to favorable reserve reestimates from Hurricanes Ike and Gustav and a catastrophe related subrogation recovery. The shift of reserves to older accident years is attributable to a reallocation of reserves related to employee postretirement benefits to more accident years, and a reclassification of injury and 2008 non-injury reserves to older years.

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

       The impact of these reestimates on the Allstate brand underwriting (loss) income is shown in the table below.

($ in millions)	2011	2010	2009
Reserve reestimates	$(371)	$(181)	$(126)
Allstate brand underwriting (loss) income	(666)	569	1,022
Reserve reestimates as a % of underwriting (loss) income	55.7%	31.8%	12.3%

       Encompass brand    Reserve reestimates in 2011 were related to higher than anticipated claim settlement costs. 2010 and 2009 Encompass brand reserve reestimates were related to lower than anticipated claim settlement costs.

       The impact of these reestimates on the Encompass brand underwriting (loss) income is shown in the table below.

($ in millions)	2011	2010	2009
Reserve reestimates	$15	$(6)	$(10)
Encompass brand underwriting (loss) income	(146)	(43)	5
Reserve reestimates as a % of underwriting (loss) income	(10.3)%	14.0%	200.0%

       Discontinued Lines and Coverages    We conduct an annual review in the third quarter of each year to evaluate and establish asbestos, environmental and other discontinued lines reserves. Reserves are recorded in the reporting period in which they are determined. Using established industry and actuarial best practices and assuming no change in the regulatory or economic environment, this detailed and comprehensive methodology determines reserves based on assessments of the characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by policyholders.

       Reserve reestimates for the Discontinued Lines and Coverages, as shown in the table below, were increased primarily for asbestos in 2011, environmental in 2010 and other discontinued lines in 2009.

($ in millions)	2011		2010		2009
	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate
Asbestos claims	$1,100	$26	$1,180	$5	$1,228	$(8)
Environmental claims	201	—	198	18	195	13
Other discontinued lines	478	(5)	500	5	508	19

Total Discontinued Lines and Coverages	$1,779	$21	$1,878	$28	$1,931	$24

Underwriting loss		$(25)		$(31)		$(32)

Reserve reestimates as a % of underwriting loss		(84.0)%		(90.3)%		(75.0)%

       Reserve additions for asbestos in 2011 totaling $26 million were primarily for products related coverage due to increases for the assumed reinsurance portion of discontinued lines where we are reliant on our ceding companies to report claims. Reserve additions for asbestos in 2010 totaling $5 million were primarily for products related coverage. Asbestos reserves reestimates in 2009 were $8 million favorable.

       Normal environmental claim activity resulted in essentially no change in estimated reserves for 2011. The reserve additions for environmental in 2010 and 2009 were primarily related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up were more fully determined. IBNR now represents 64% of total net environmental reserves, 2 points higher than as of December 31, 2010.

       The table below summarizes reserves and claim activity for asbestos and environmental claims before (Gross) and after (Net) the effects of reinsurance for the past three years.

($ in millions, except ratios)	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,655	$1,100	$1,780	$1,180	$1,933	$1,228
Incurred claims and claims expense	38	26	(7)	5	(3)	(8)
Claims and claims expense paid	(86)	(48)	(118)	(85)	(150)	(40)

Ending reserves	$1,607	$1,078	$1,655	$1,100	$1,780	$1,180

Annual survival ratio	18.7	22.5	14.0	12.9	11.9	11.5

3-year survival ratio	13.6	13.6	12.6	12.2	12.4	12.9

Environmental claims
Beginning reserves	$248	$201	$247	$198	$250	$195
Incurred claims and claims expense	(2)	—	19	18	16	13
Claims and claims expense paid	(21)	(16)	(18)	(15)	(19)	(10)

Ending reserves	$225	$185	$248	$201	$247	$198

Annual survival ratio	10.7	11.6	13.8	13.4	12.7	12.1

3-year survival ratio	11.8	11.6	8.0	8.7	7.1	7.5

Combined environmental and asbestos claims
Annual survival ratio	17.1	19.7	14.0	13.0	12.0	11.6

3-year survival ratio	13.4	13.3	11.7	11.6	11.4	11.7

Percentage of IBNR in ending reserves		59.0%		60.1%		62.3%

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

       In 2011, the asbestos net 3-year survival ratio increased due to lower average annual payments. In 2010, the asbestos net 3-year survival ratio decreased due to lower reserve levels as the result of loss settlements. The environmental net 3-year survival ratio increased in both 2011 and 2010 due to lower average annual payments.

       Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

($ in millions)	December 31, 2011			December 31, 2010			December 31, 2009
	Active policy- holders	Net reserves	% of reserves	Active policy- holders	Net reserves	% of reserves	Active policy- holders	Net reserves	% of reserves
Direct policyholders:
–Primary	52	$17	2%	51	$17	1%	51	$19	1%
–Excess	314	263	24	319	261	24	318	256	22

Total	366	280	26	370	278	25	369	275	23

Assumed reinsurance		171	16		165	15		176	15
IBNR		627	58		657	60		729	62

Total net reserves		$1,078	100%		$1,100	100%		$1,180	100%

Total reserve additions		$26			$5			$(8)

       During the last three years, 57 direct primary and excess policyholders reported new claims, and claims of 75 policyholders were closed, decreasing the number of active policyholders by 18 during the period. The 18 decrease comprised (4) from 2011, 1 from 2010 and (15) from 2009. The decrease of 4 from 2011 included 16 new policyholders reporting new claims and the closing of 20 policyholders' claims.

       IBNR net reserves decreased by $30 million. As of December 31, 2011 IBNR represented 58% of total net asbestos reserves, compared to 60% as of December 31, 2010. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.

       Pending, new, total closed and closed without payment claims for asbestos and environmental exposures for the years ended December 31, are summarized in the following table.

Number of claims	2011	2010	2009
Asbestos
Pending, beginning of year	8,421	8,252	8,780
New	507	788	814
Total closed	(856)	(619)	(1,342)

Pending, end of year	8,072	8,421	8,252

Closed without payment	664	336	469

Environmental
Pending, beginning of year	4,297	4,114	4,603
New	351	498	389
Total closed	(472)	(315)	(878)

Pending, end of year	4,176	4,297	4,114

Closed without payment	334	181	416

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
($ in millions)
	2011	2010	2011	2010
Industry pools and facilities	$2,491	$1,990	$1,865	$1,419
Asbestos and environmental	1,832	1,903	591	628
Other including allowance for future uncollectible reinsurance recoverables	16,052	15,575	218	105

Total Property-Liability	$20,375	$19,468	$2,674	$2,152

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

       The allowance for uncollectible reinsurance relates to Discontinued Lines and Coverages reinsurance recoverables and was $103 million and $142 million as of December 31, 2011 and 2010, respectively. This amount represents 13.4% and 17.6% of the related reinsurance recoverable balances as of December 31, 2011 and 2010, respectively. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. In addition, in the ordinary course of business, we may become involved in coverage disputes with certain of our reinsurers which may ultimately result in lawsuits and arbitrations brought by or against such reinsurers to determine the parties' rights and obligations under the various reinsurance agreements. We employ dedicated specialists to manage reinsurance collections and disputes. We also consider recent developments in commutation activity between reinsurers and cedants, and recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers in seeking to maximize our reinsurance recoveries.

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

	Standard & Poor's financial strength rating (1)
		Reinsurance recoverable on paid and unpaid claims, net
($ in millions)
		2011	2010
Industry pools and facilities
Michigan Catastrophic Claim Association ("MCCA")	N/A	$1,709	$1,243
North Carolina Reinsurance Facility	N/A	70	65
New Jersey Unsatisfied Claim and Judgment Fund	N/A	50	55
National Flood Insurance Program	N/A	33	10
Other		3	46

Total		1,865	1,419

Asbestos, Environmental and Other
Lloyd's of London ("Lloyd's")	A+	193	183
Westport Insurance Corporation (formerly Employers Reinsurance Corporation)	AA-	98	56
New England Reinsurance Corporation	N/A	36	37
R&Q Reinsurance Company	N/A	31	34
OneBeacon Insurance Company	A-	30	1
Clearwater Insurance Company	BB+	27	30
Other, including allowance for future uncollectible reinsurance recoverables		394	392

Total		809	733

Total Property-Liability		$2,674	$2,152

(1)
N/A reflects no rating available.

       The effects of reinsurance ceded on our property-liability premiums earned and claims and claims expense for the years ended December 31 are summarized in the following table.

($ in millions)	2011	2010	2009
Ceded property-liability premiums earned	$1,098	$1,092	$1,056

Ceded property-liability claims and claims expense
Industry pool and facilities
FHCF	$8	$10	$47
National Flood Insurance Program	196	50	111
MCCA	509	142	133
Other	84	64	59

Subtotal industry pools and facilities	797	266	350
Asbestos, Environmental and Other	130	5	65

Ceded property-liability claims and claims expense	$927	$271	$415

       For the year ended December 31, 2011, ceded property-liability premiums earned increased $6 million when compared to prior year, primarily due to higher premium rates and an increase in policies written for the National Flood Insurance Program. For the year ended December 31, 2010, ceded property-liability premiums earned increased $36 million when compared to prior year, primarily due to the adoption of accounting guidance related to the consolidation of variable interest entities, which resulted in the consolidation of two insurance company affiliates, Allstate Texas Lloyds and Allstate County Mutual Insurance Company.

       Ceded property-liability claims and claims expense increased in 2011 primarily due to reserve increases in the MCCA program and an increase in claim activity on the National Flood Insurance Program due to multiple flooding events throughout the year. Ceded property-liability claims and claims expense decreased in 2010 primarily due to amounts ceded to National Flood Insurance Program.

       For a detailed description of the MCCA, FHCF and Lloyd's, see Note 10 of the consolidated financial statements. As of December 31, 2011, other than the recoverable balances listed in the table above, no other amount due or estimated to be due from any single Property-Liability reinsurer was in excess of $19 million.

       We enter into certain intercompany insurance and reinsurance transactions for the Property-Liability operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

Catastrophe reinsurance

       Our catastrophe reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide. Our program provides reinsurance protection for catastrophes including storms named or numbered by the National Weather Service, fires following earthquakes, earthquakes and wildfires including California wildfires. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our customers.

       We anticipate completing the placement of our 2012 catastrophe reinsurance program in February 2012. We expect the program will be substantially similar to our 2011 catastrophe reinsurance program. The information below provides further detail regarding our 2012 catastrophe reinsurance program.

       Our 2012 reinsurance program will continue to support our goal to have no more than a 1% likelihood of exceeding annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. Since the 2006 inception of Allstate's catastrophe reinsurance program, our exposure to wind loss has been materially reduced and we have nearly eliminated our exposure to earthquake loss. Similar to our 2011 program, we have designed our 2012 program to respond to these exposure changes by including coverage for multiple perils, in addition to hurricanes and earthquakes, in all agreements except for the Kentucky agreement, which provides coverage for earthquakes and fires following earthquakes.

       The 2012 program, as described below, is expected to provide $3.25 billion of reinsurance coverage above the retention. Similar to the expiring program, the 2012 program will include a Per Occurrence Excess Catastrophe Reinsurance agreement reinsuring our personal lines property and auto excess catastrophe losses resulting from multiple perils in every state other than New Jersey and Florida. For June 1, 2012 to May 31, 2013, it is anticipated the program will consist of two agreements: a Per Occurrence Excess Catastrophe Reinsurance agreement providing coverage in six layers with the reinstatement of limits available for the First through Fifth Layers, and a Top and Drop Excess Catastrophe Reinsurance agreement which includes Coverage A and Coverage B.

       The Per Occurrence Excess Catastrophe Reinsurance agreement provides an initial $3.25 billion per occurrence limit in excess of a $500 million retention and after the Company has incurred $250 million in losses "otherwise recoverable." The $250 million in losses otherwise recoverable applies once each contract year to the First Layer only and losses from multiple qualifying occurrences can apply to this $250 million threshold in excess of $500 million per occurrence. For June 1, 2012 to May 31, 2013, the program will consist of two existing contracts which expire May 31, 2013 and May 31, 2014 and three new contracts which expire May 31, 2013, May 31, 2014, and May 31, 2015.

       The Top and Drop Excess Catastrophe Reinsurance agreement provides $250 million of reinsurance limits which may be used for Coverage A, Coverage B, or a combination of both. For June 1, 2012 to May 31, 2013, Coverage A reinsures the "Top" of the program and provides 12.66% of $500 million excess of a $3.25 billion retention. For June 1, 2012 to May 31, 2013, Coverage B allows the program limit to "Drop" and provides reinsurance for 25% of $250 million in limits excess of a $750 million retention and after the Company has incurred $500 million in losses "otherwise recoverable" under the agreement. Losses from multiple qualifying occurrences, in excess of $750 million per occurrence, can apply to this $500 million threshold.

       The New Jersey and Florida components of the reinsurance program are designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in those states. The New Jersey agreement reinsures personal lines property losses resulting from multiple perils and consists of three contracts which expire on May 31, 2013, May 31, 2014 and May 31, 2015. The Florida component will be placed in May of

2012. Allstate Protection's separate reinsurance programs in Pennsylvania and Kentucky will continue to address exposures unique to those states. A description of the catastrophe reinsurance treaties that will reinsure Allstate Protection as of June 1, 2012 follows:

       Nationwide excluding Florida and New Jersey

  •
  The Per Occurrence Excess Catastrophe Reinsurance agreement reinsures personal lines property and auto excess catastrophe losses caused by multiple perils under Seven Layers of coverage as follows:

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

    Coverage for the First through the Fifth Layers comprises three contracts, each contract providing one third of 95% of the total limit and expiring as of May 31, 2013, May 31, 2014 and May 31, 2015. Coverage for the Sixth Layer will comprise five contracts and will be 82.34% placed. For June 1, 2012 to May 31, 2013, two existing contracts, expiring May 31, 2013 and May 31, 2014, provide 31.67% of the placed limit; and three newly placed contracts, expiring May 31, 2013, May 31, 2014, and May 31, 2015, in total provide 50.67% of the placed limit. The newly placed contracts, effective June 1, 2012, will not have a prepaid reinstatement limit thus requiring premium for the reinstatement of limits. The Sixth Layer does not have a reinstatement of limits. Reinsurance premium is subject to redetermination for exposure changes at each anniversary.

  •
  The Top and Drop Excess Catastrophe Reinsurance agreement reinsures personal lines property and auto excess catastrophe losses caused by multiple perils under a three year term contract expiring May 31, 2014. The reinsurance limit may be used for Coverage A, Coverage B or a combination of both and is not subject to reinstatement. For June 1, 2012 to May 31, 2013, Coverage A of the Top and Drop provides 12.66% of $500 million in limits in excess of a $3.25 billion retention, which completes the 95% placement of the Sixth Layer of the Per Occurrence Excess Catastrophe Reinsurance agreement. Coverage B provides 25% of $250 million in limits in excess of a $750 million retention. In addition to this retention, the Company must incur $500 million in losses, "otherwise recoverable", under Coverage B during the contract year before Coverage B attaches. Losses from multiple qualifying occurrences can apply to this $500 million threshold. For June 1, 2013 to May 31, 2014, the contract provides 6% of Coverage A's and 12.66% of Coverage B's placement. Reinsurance premium is subject to redetermination for exposure changes.

       New Jersey

  •
  The Excess Catastrophe Reinsurance contract reinsures personal lines property excess catastrophe losses in New Jersey caused by multiple perils. One existing and a newly placed contract each provides 32% of $400 million of limits excess of a $150 million retention and include one reinstatement per contract year. In addition, a separate existing New Jersey contract will remain in place until May 31, 2013 and provides a First Layer of 32% of $300 million of limits in excess of a $184 million retention and a Second Layer of 42% of $200 million in limits excess of a $484 million retention. Each Layer includes one reinstatement per contract year. The reinsurance premium and retention are subject to redetermination for exposure changes at each anniversary.

       Pennsylvania

  •
  The Excess Catastrophe Reinsurance Contract reinsures personal lines property losses in Pennsylvania caused by multiple perils. This agreement will be effective June 1, 2012 for three years and provide 95% of $100 million of limits in excess of a $100 million retention with two limits being available for the remaining term of the contract. The reinsurance premium and retention are not subject to redetermination for exposure changes.

       Kentucky

  •
  The Earthquake Excess Catastrophe Reinsurance Contract reinsures personal lines property losses in Kentucky caused by earthquakes or fires following earthquakes. The agreement is effective June 1, 2012 for three years and provides 95% of $25 million of limits in excess of a $5 million retention. The agreement provides three limits over its three year term subject to two limits being available in any one contract year. The reinsurance premium and retention are not subject to redetermination for exposure changes.

       See Note 10 for further details of the existing 2011 program.

       We estimate that the total annualized cost of all catastrophe reinsurance programs for the year beginning June 1, 2012 will be approximately $577 million compared to $564 million annualized cost for the year beginning June 1, 2011. The total cost of our catastrophe reinsurance programs in 2011 was $558 million compared to $593 million in 2010. These annual costs reflect premium re-measurements recognized in the year. We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

ALLSTATE FINANCIAL 2011 HIGHLIGHTS

•
Net income was $586 million in 2011 compared to $58 million in 2010.
•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $2.10 billion in 2011, an increase of 3.3% from $2.03 billion in 2010.
•
Net realized capital gains totaled $388 million in 2011 compared to net realized capital losses of $517 million in 2010.
•
Investments totaled $57.37 billion as of December 31, 2011, reflecting a decrease in carrying value of $4.21 billion from $61.58 billion as of December 31, 2010. Net investment income decreased 4.8% to $2.72 billion in 2011 from $2.85 billion in 2010.
•
Contractholder funds totaled $42.33 billion as of December 31, 2011, reflecting a decrease of $5.86 billion from $48.19 billion as of December 31, 2010.

ALLSTATE FINANCIAL SEGMENT

       Overview and strategy    The Allstate Financial segment is a major provider of life insurance, retirement and investment products, and voluntary accident and health insurance. We serve our customers through Allstate exclusive agencies, workplace distribution and non-proprietary distribution channels. Allstate Financial's strategic vision is to reinvent protection and retirement for the consumer and its purpose is to create financial value and to add strategic value to the organization.

       To fulfill its purpose, Allstate Financial's primary objectives are to deepen relationships with Allstate customers by adding financial services to their suite of products with Allstate, dramatically expand Allstate Benefits (our workplace distribution business) and improve profitability by decreasing earnings volatility and increasing our returns. Allstate Financial brings value to The Allstate Corporation in three principal ways: through profitable growth of Allstate Financial, improving the economics of the Protection business through increased customer loyalty and renewal rates by cross selling Allstate Financial products to existing customers, and by bringing new customers to Allstate. We continue to shift our mix of products in force by decreasing spread based products, principally fixed annuities and institutional products, and through growth of underwritten products having mortality or morbidity risk, principally life insurance and accident and health products. In addition to focusing on higher return markets, products, and distribution channels, Allstate Financial continues to emphasize capital efficiency and enterprise risk and return management strategies and actions.

       Allstate Financial's strategy provides a platform to profitably grow its business. Based upon Allstate's strong financial position and brand, we have a unique opportunity to cross-sell to our customers. We will leverage trusted customer relationships through our Allstate exclusive agencies or direct marketing to serve those who are looking for assistance in meeting their protection and retirement needs by providing them with the information, products and services that they need. Life insurance applications issued through Allstate agencies increased 33% in 2011 compared to 2010. Our employer relationships through Allstate Benefits also afford opportunities to offer additional Allstate products.

       Our products include interest-sensitive, traditional and variable life insurance; fixed annuities such as deferred and immediate annuities; voluntary accident and health insurance; and funding agreements backing medium-term notes, which we most recently offered in 2008. Our products are sold through multiple distribution channels including Allstate exclusive agencies and exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), specialized structured settlement brokers and directly through call centers and the internet.

Our institutional product line consists of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. Banking products and services were previously offered to customers through the Allstate Bank. In 2011, after receiving regulatory approval to voluntarily dissolve, Allstate Bank ceased operations. In the first half of 2012, we expect to cancel the bank's charter and deregister The Allstate Corporation as a savings and loan holding company.

Allstate Financial outlook

•
We plan to continue to increase premiums and contract charges on underwritten insurance products and develop products our customers need for retirement income.
•
Our growth initiatives will be primarily focused on increasing the number of customers served through our proprietary and Allstate Benefits (workplace distribution) channels.
•
We will continue to focus on improving returns and reducing our concentration in spread based products resulting in net reductions in contractholder funds obligations.
•
We expect increases in Allstate Financial's attributed GAAP equity as there may be limitations on the amount of dividends Allstate Financial companies can pay without prior approval by their insurance departments.
•
We expect lower investment spread due to reduced contractholder funds, the continuing low interest rate environment and changes in asset allocations. The amount by which the low interest rate environment will reduce our investment spread is contingent on our ability to maintain the portfolio yield and lower interest crediting rates on spread based products, which could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees, and may not match the timing or magnitude of changes in asset yields. We also anticipate changing our asset allocation for long-term immediate annuities by reducing fixed income securities and increasing investments in limited partnerships, equities and other alternative investments. This shift could result in lower and more volatile investment income; however, we anticipate that this strategy will lead to higher total returns and attributed equity.

       Summary analysis    Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2011	2010	2009
Revenues
Life and annuity premiums and contract charges	$2,238	$2,168	$1,958
Net investment income	2,716	2,853	3,064
Realized capital gains and losses	388	(517)	(431)

Total revenues	5,342	4,504	4,591
Costs and expenses
Life and annuity contract benefits	(1,761)	(1,815)	(1,617)
Interest credited to contractholder funds	(1,645)	(1,807)	(2,126)
Amortization of DAC	(593)	(356)	(965)
Operating costs and expenses	(455)	(469)	(430)
Restructuring and related charges	(1)	3	(25)

Total costs and expenses	(4,455)	(4,444)	(5,163)
(Loss) gain on disposition of operations	(15)	6	7
Income tax (expense) benefit	(286)	(8)	82

Net income (loss)	$586	$58	$(483)

Investments as of December 31	$57,373	$61,582	$62,216

Net income
Life insurance	$289
Accident and health insurance	104
Annuities and institutional and bank products	193

Net income	$586

       Net income in 2011 was $586 million compared to $58 million in 2010. The $528 million increase was primarily due to net realized capital gains in the current year compared to net realized capital losses in the prior year, decreased interest credited to contractholder funds, higher life and annuity premiums and contract charges and lower life and annuity contract benefits, partially offset by higher amortization of DAC and lower net investment income.

       Net income in 2010 was $58 million compared to a net loss of $483 million in 2009. The favorable change of $541 million was primarily due to lower amortization of DAC, decreased interest credited to contractholder funds and higher premiums and contract charges, partially offset by lower net investment income, higher life and annuity contract benefits and increased net realized capital losses.

       Analysis of revenues    Total revenues increased 18.6% or $838 million in 2011 compared to 2010 due to net realized capital gains in the current year compared to net realized capital losses in the prior year and higher premiums and contract charges, partially offset by lower net investment income. Total revenues decreased 1.9% or $87 million in 2010 compared to 2009 due to lower net investment income and higher net realized capital losses, partially offset by higher premiums and contract charges.

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

       The following table summarizes life and annuity premiums and contract charges by product for the years ended December 31.

($ in millions)	2011	2010	2009
Underwritten products
Traditional life insurance premiums	$441	$420	$407
Accident and health insurance premiums	643	621	460
Interest-sensitive life insurance contract charges	1,015	991	944

Subtotal	2,099	2,032	1,811
Annuities
Immediate annuities with life contingencies premiums	106	97	102
Other fixed annuity contract charges	33	39	45

Subtotal	139	136	147

Life and annuity premiums and contract charges (1)	$2,238	$2,168	$1,958

(1)
Contract charges related to the cost of insurance totaled $659 million, $637 million and $616 million in 2011, 2010 and 2009, respectively.

       Total premiums and contract charges increased 3.2% in 2011 compared to 2010 primarily due to higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders, growth in Allstate Benefits's accident and health insurance business in force and increased traditional life insurance premiums. Increased traditional life insurance premiums were primarily due to lower reinsurance premiums resulting from higher retention, partially offset by lower renewal premiums.

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

($ in millions)	2011	2010	2009
Contractholder funds, beginning balance	$48,195	$52,582	$58,413
Deposits
Fixed annuities	667	932	1,964
Interest-sensitive life insurance	1,288	1,512	1,438
Bank and other deposits	363	994	1,178

Total deposits	2,318	3,438	4,580
Interest credited	1,629	1,794	2,025
Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(867)	(1,833)	(4,773)
Benefits	(1,461)	(1,552)	(1,588)
Surrenders and partial withdrawals	(6,398)	(5,203)	(5,172)
Contract charges	(1,028)	(983)	(918)
Net transfers from separate accounts	12	11	11
Fair value hedge adjustments for institutional products	(34)	(196)	25
Other adjustments (1)	(34)	137	(21)

Total maturities, benefits, withdrawals and other adjustments	(9,810)	(9,619)	(12,436)

Contractholder funds, ending balance	$42,332	$48,195	$52,582

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

       Contractholder funds decreased 12.2%, 8.3% and 10.0% in 2011, 2010 and 2009, respectively, reflecting our continuing actions to reduce our concentration in spread-based products and the return of funds to Allstate Bank account holders in December 2011 in connection with ceasing operations. Average contractholder funds decreased 10.2% in 2011 compared to 2010 and 9.2% in 2010 compared to 2009.

       Contractholder deposits decreased 32.6% in 2011 compared to 2010 primarily due to lower deposits on Allstate Bank products and fixed annuities. In September 2011, Allstate Bank stopped opening new customer accounts.

       Contractholder deposits decreased 24.9% in 2010 compared to 2009 primarily due to lower deposits on fixed annuities. Deposits on fixed annuities decreased 52.5% in 2010 compared to 2009 due to our strategic decision to discontinue distributing fixed annuities through banks and broker-dealers and our goal to reduce our concentration in spread-based products and improve returns on new business.

       Maturities and retirements of institutional products decreased $966 million to $867 million in 2011 from $1.83 billion in 2010, reflecting the continuing decline in these obligations over the past four years.

       Maturities and retirements of institutional products decreased 61.6% to $1.83 billion in 2010 from $4.77 billion in 2009. During 2009, we retired all of our remaining outstanding extendible institutional market obligations totaling $1.45 billion. In addition, 2009 included the redemption of $1.39 billion of institutional product liabilities in conjunction with cash tender offers.

       Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products (including maturities of certificates of deposit) increased 23.0% to $6.40 billion in 2011 from $5.20 billion in 2010, and increased 0.6% in 2010 from $5.17 billion in 2009. In 2011, the increase was primarily due to higher surrenders and partial withdrawals on fixed annuities and the return of $1.09 billion of funds to Allstate Bank account holders, partially offset by lower surrenders and partial withdrawals on interest-sensitive life insurance products. The increase for fixed annuities resulted from an increased number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge as well as crediting rate actions taken by management. In 2010, the increase was primarily due to higher surrenders and partial withdrawals on fixed annuities, partially offset by lower surrenders and partial withdrawals on Allstate Bank products.

       The surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of year contractholder funds, was 15.9% in 2011 compared to 12.2% in 2010 and 11.8% in 2009. Excluding Allstate Bank products, the surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 12.6% in 2011 compared to 10.1% in 2010 and 9.6% in 2009.

       Net investment income decreased 4.8% or $137 million to $2.72 billion in 2011 from $2.85 billion in 2010 primarily due to lower average investment balances which were partially offset by higher yields. The higher yields are primarily attributable to yield optimization actions including the termination of interest rate swaps during the first quarter of 2011. Net investment income decreased 6.9% or $211 million to $2.85 billion in 2010 from $3.06 billion in 2009 primarily due to lower yields, reduced average investment balances and risk reduction actions.

       Net realized capital gains and losses are presented in the following table for the years ended December 31.

($ in millions)	2011	2010	2009
Impairment write-downs	$(246)	$(501)	$(1,021)
Change in intent write-downs	(51)	(142)	(268)

Net other-than-temporary impairment losses recognized in earnings	(297)	(643)	(1,289)
Sales	838	219	638
Valuation of derivative instruments	(237)	(94)	315
Settlements of derivative instruments	22	(31)	41
EMA limited partnership income	62	32	(136)

Realized capital gains and losses, pre-tax	388	(517)	(431)
Income tax (expense) benefit	(138)	180	14

Realized capital gains and losses, after-tax	$250	$(337)	$(417)

       For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

       Analysis of costs and expenses    Total costs and expenses increased 0.2% or $11 million in 2011 compared to 2010 primarily due to higher amortization of DAC, partially offset by lower interest credited to contractholder funds and life and annuity contract benefits. Total costs and expenses decreased 13.9% or $719 million in 2010 compared to 2009 primarily due to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher life and annuity contract benefits.

       Life and annuity contract benefits decreased 3.0% or $54 million in 2011 compared to 2010 primarily due to reserve reestimations recorded in second quarter 2010 that did not recur in 2011 and a $38 million reduction in accident and health insurance reserves at Allstate Benefits as of December 31, 2011 related to a contract modification, partially offset by unfavorable mortality experience on life insurance.

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

       We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies ("benefit spread"). This implied interest totaled $541 million in 2011, $549 million in 2010 and $558 million in 2009.

       The benefit spread by product group is disclosed in the following table for the years ended December 31.

($ in millions)	2011	2010	2009
Life insurance	$355	$282	$363
Accident and health insurance	329	252	196
Annuities	(55)	(25)	(33)

Total benefit spread	$629	$509	$526

       Benefit spread increased 23.6% or $120 million in 2011 compared to 2010 primarily due to reestimations of reserves that increased contract benefits for interest-sensitive life insurance and decreased contract benefits for immediate annuities with life contingencies in 2010, a reduction in accident and health insurance reserves at Allstate Benefits as of December 31, 2011 related to a contract modification, and favorable morbidity experience on certain accident and health products and growth at Allstate Benefits.

       Benefit spread decreased 3.2% or $17 million in 2010 compared to 2009. The decrease was primarily due to higher mortality experience on interest-sensitive life insurance and reestimations of reserves that increased contract benefits for interest-sensitive life insurance and decreased contract benefits for immediate annuities, partially offset by growth in accident and health insurance sold through Allstate Benefits.

       Interest credited to contractholder funds decreased 9.0% or $162 million in 2011 compared to 2010 primarily due to lower average contractholder funds and lower interest crediting rates on deferred fixed annuities, interest-sensitive life insurance and immediate fixed annuities. Additionally, valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $18 million in 2011. Amortization of deferred sales inducement costs was $23 million in 2011 compared to $27 million in 2010.

       Interest credited to contractholder funds decreased 15.0% or $319 million in 2010 compared to 2009 primarily due to lower average contractholder funds and management actions to reduce interest crediting rates on deferred fixed annuities and interest-sensitive life insurance. In addition, the decline in 2010 also reflects lower amortization of DSI. Amortization of DSI declined to $27 million in 2010 compared to $129 million in 2009, primarily due to a $46 million decrease in amortization relating to realized capital gains and losses and a $38 million reduction in amortization acceleration for changes in assumptions.

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

       The investment spread by product group is shown in the following table for the years ended December 31.

($ in millions)	2011	2010	2009
Annuities and institutional products	$170	$179	$126
Life insurance	54	35	3
Allstate Bank products	22	31	30
Accident and health insurance	19	18	16
Net investment income on investments supporting capital	265	234	205

Total investment spread	$530	$497	$380

       Investment spread increased 6.6% or $33 million in 2011 compared to 2010 as actions to improve investment portfolio yields and lower crediting rates more than offset the effect of the continuing decline in our spread-based business in force.

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

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Interest-sensitive life insurance	5.4%	5.5%	5.5%	4.2%	4.4%	4.6%	1.2%	1.1%	0.9%
Deferred fixed annuities and institutional products	4.6	4.4	4.5	3.3	3.2	3.4	1.3	1.2	1.1
Immediate fixed annuities with and without life contingencies	6.3	6.4	6.3	6.2	6.4	6.5	0.1	—	(0.2)
Investments supporting capital, traditional life and other products	3.9	3.7	3.7	n/a	n/a	n/a	n/a	n/a	n/a

       The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	2011	2010	2009
Immediate fixed annuities with life contingencies	$8,831	$8,696	$8,454
Other life contingent contracts and other	5,618	4,786	4,456

Reserve for life-contingent contract benefits	$14,449	$13,482	$12,910

Interest-sensitive life insurance	$10,826	$10,675	$10,276
Deferred fixed annuities	25,228	29,367	32,194
Immediate fixed annuities without life contingencies	3,821	3,799	3,869
Institutional products	1,891	2,650	4,370
Allstate Bank products	—	1,091	1,085
Market value adjustments related to fair value hedges and other	566	613	788

Contractholder funds	$42,332	$48,195	$52,582

       The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2011 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum. Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, and institutional products totaling $11.01 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)
	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	3.12%	3.14%	$11,537
Annuities with multi-year rate guarantees: (1)
Resetable in next 12 months	2.16	4.16	2,432
Resetable after 12 months	1.61	3.74	6,597
Interest-sensitive life insurance	3.95	4.30	10,756

(1)
These contracts include interest rate guarantee periods which are typically 5 or 6 years.

       Amortization of DAC increased 66.6% or $237 million in 2011 compared to 2010 and decreased 63.1% or $609 million in 2010 compared to 2009. The components of amortization of DAC are summarized in the following table for the years ended December 31.

($ in millions)	2011	2010	2009
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$397	$326	$472
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	184	42	216
Amortization acceleration (deceleration) for changes in assumptions ("DAC unlocking")	12	(12)	277

Total amortization of DAC	$593	$356	$965

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

       The increase of $237 million in 2011 was primarily due to increased amortization relating to realized capital gains, lower amortization in the second quarter of 2010 resulting from decreased benefit spread on interest-sensitive life insurance due to the reestimation of reserves, and an unfavorable change in amortization acceleration/deceleration for changes in assumptions. In 2011, DAC amortization relating to realized capital gains and losses primarily resulted from realized capital gains on sales of fixed income securities.

       The decrease of $609 million in 2010 was primarily due to a favorable change in amortization acceleration/deceleration for changes in assumptions, lower amortization relating to realized capital gains and losses, a decreased amortization rate on fixed annuities and lower amortization from decreased benefit spread on interest-sensitive life insurance due to the reestimation of reserves. In 2010, DAC amortization relating to realized capital gains and losses primarily resulted from realized capital gains on derivatives and sales of fixed income securities.

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

       In 2010, our annual comprehensive review resulted in a deceleration of DAC amortization (credit to income) of $12 million. Amortization deceleration of $45 million related to variable life insurance and was primarily due to appreciation in the underlying separate account valuations. Amortization acceleration of $32 million related to interest-sensitive life insurance and was primarily due to an increase in projected realized capital losses and lower projected renewal premium (which is also expected to reduce persistency), partially offset by lower expenses.

       In 2009, our annual comprehensive review resulted in the acceleration of DAC amortization of $277 million. $289 million related to fixed annuities, of which $210 million was attributable to market value adjusted annuities, and $18 million related to variable life insurance. Partially offsetting these amounts was amortization deceleration for interest-sensitive life insurance of $30 million. The principal assumption impacting fixed annuity amortization acceleration was an increase in the level of expected realized capital losses in 2009 and 2010. For interest-sensitive life insurance, the amortization deceleration was due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses.

       The changes in DAC are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Beginning balance	$693	$650	$2,265	$2,246	$431	$1,159	$3	$5	$3,392	$4,060
Acquisition costs deferred	178	156	226	275	29	52	—	—	433	483
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions (1)	(119)	(113)	(212)	(140)	(65)	(71)	(1)	(2)	(397)	(326)
(Amortization) accretion relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged (1)	—	—	(24)	15	(160)	(57)	—	—	(184)	(42)
Amortization (acceleration) deceleration for changes in assumptions ("DAC unlocking") (1)	—	—	(17)	13	5	(1)	—	—	(12)	12
Effect of unrealized capital gains and losses (2)	—	—	(204)	(144)	3	(651)	—	—	(201)	(795)

Ending balance	$752	$693	$2,034	$2,265	$243	$431	$2	$3	$3,031	$3,392

(1)
Included as a component of amortization of DAC on the Consolidated Statements of Operations.
(2)
Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment balance was $(126) million and $75 million as of December 31, 2011 and 2010, respectively, and represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

       On January 1, 2012, we will adopt new DAC accounting guidance on a retrospective basis (see Note 2 of the consolidated financial statements for further details). It is currently estimated that the restated Allstate Financial DAC balance will decline by $508 million when compared to the reported December 31, 2011 balance. We estimate that the new DAC accounting guidance will reduce net income by approximately $40 million, after-tax, in 2012.

       Operating costs and expenses decreased 3.0% or $14 million in 2011 compared to 2010 and increased 9.1% or $39 million in 2010 compared to 2009. The following table summarizes operating costs and expenses for the years ended December 31.

($ in millions)	2011	2010	2009
Non-deferrable acquisition costs	$168	$168	$156
Other operating costs and expenses	287	301	274

Total operating costs and expenses	$455	$469	$430

Restructuring and related charges	$1	$(3)	$25

       Non-deferrable acquisition costs in 2011 were comparable to 2010. Other operating costs and expenses decreased 4.7% or $14 million in 2011 compared to 2010 primarily due to lower employee and professional service costs, reduced insurance department assessments for 2011 and lower net Allstate agencies distribution channel expenses reflecting increased fees from sales of third party financial products, partially offset by a charge related to the liquidation plan for Executive Life Insurance Company of New York.

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

       During 2009, restructuring and related charges of $25 million were recorded in connection with our plan to improve efficiency and narrow our focus of product offerings. In accordance with this plan, among other actions, we eliminated approximately 1,000 workforce positions relative to December 31, 2008 levels through a combination of attrition, position elimination and outsourcing. This reduction reflected approximately 30% of Allstate Financial's work force at the time the plan was initiated.

       Loss on disposition of $15 million in 2011 includes $22 million related to the dissolution of Allstate Bank. In 2011, after receiving regulatory approval to voluntarily dissolve, Allstate Bank ceased operations. In the first half of 2012, we expect to cancel the bank's charter and deregister The Allstate Corporation as a savings and loan holding company.

       Income tax expense was $286 million in 2011 compared to income tax expense of $8 million in 2010 and an income tax benefit of $82 million in 2009. The change in 2011 was due to the proportionate change in income on which income tax expense was determined. The income tax benefit for 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009. This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax benefit.

       Reinsurance ceded    We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses. In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers. As of December 31, 2011 and 2010, 42% and 45%, respectively, of our face amount of life insurance in force was reinsured. Additionally, we ceded substantially all of the risk associated with our variable annuity business and we cede 100% of the morbidity risk on substantially all of our long-term care contracts.

       Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	Standard & Poor's financial strength rating (4)	Reinsurance recoverable on paid and unpaid benefits
		2011	2010
Prudential Insurance Company of America	AA-	$1,681	$1,633
Employers Reassurance Corporation	A+	960	853
Transamerica Life Group	AA-	454	402
RGA Reinsurance Company	AA-	359	360
Swiss Re Life and Health America, Inc. (1)	AA-	212	210
Scottish Re Group (2)	N/A	134	136
Paul Revere Life Insurance Company	A-	132	140
Munich American Reassurance	AA-	127	124
Mutual of Omaha Insurance	A+	96	98
Security Life of Denver	A-	71	79
Manulife Insurance Company	AA-	64	68
Lincoln National Life Insurance	AA-	63	64
Triton Insurance Company	N/A	56	58
American Health & Life Insurance Co.	N/A	48	50
Other (3)		120	125

Total		$4,577	$4,400

(1)
The Company has extensive reinsurance contracts directly with Swiss Re and its affiliates and indirectly through Swiss Re's acquisition of other companies with whom we had reinsurance or retrocession contracts.
(2)
The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group as of December 31, 2011 comprised $73 million related to Scottish Re Life Corporation and $61 million related to Scottish Re (U.S.), Inc. The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group as of December 31, 2010 comprised $73 million related to Scottish Re Life Corporation and $63 million related to Scottish Re (U.S.), Inc.
(3)
As of December 31, 2011 and 2010, the other category includes $103 million and $106 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor's ("S&P").
(4)
N/A reflects no rating available.

       Certain of our reinsurers experienced rating downgrades in 2011 by S&P, including Surety Life of Denver and Mutual of Omaha. We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2011.

       We enter into certain intercompany reinsurance transactions for the Allstate Financial operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

INVESTMENTS 2011 HIGHLIGHTS

•
Investments totaled $95.62 billion as of December 31, 2011, a decrease of 4.8% from $100.48 billion as of December 31, 2010.
•
Unrealized net capital gains totaled $2.88 billion as of December 31, 2011, increasing from $1.39 billion as of December 31, 2010.
•
As of December 31, 2011, $334 million or 40% of our $825 million below investment grade gross unrealized losses related to Subprime residential mortgage-backed securities compared to $438 million as of December 31, 2010. The fair value of these securities totaled $586 million as of December 31, 2011 compared to $796 million as of December 31, 2010.
•
Net investment income was $3.97 billion in 2011, a decrease of 3.2% from $4.10 billion in 2010.
•
Net realized capital gains were $503 million in 2011 compared to net realized capital losses of $827 million in 2010.

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

       We employ a strategic asset allocation approach which considers the nature of the liabilities and risk tolerances, as well as the risk and return parameters of the various asset classes in which we invest. This asset allocation is informed by our global economic and market outlook, as well as other inputs and constraints, including diversification effects, duration, liquidity and capital considerations. Within the ranges set by the strategic asset allocation, tactical investment decisions are made in consideration of prevailing market conditions. We manage risks associated with interest rates, credit spreads, equity markets, real estate and currency exchange rates. Our continuing focus is to manage risks and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects.

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

       The Corporate and Other portfolio's investment strategy balances the unique liquidity needs of the portfolio in relation to the overall corporate capital structure with the pursuit of returns.

Investments outlook

       We anticipate the financial markets will continue to have periods of high volatility. Invested assets and income are expected to decline in line with reductions in contractholder funds for the Allstate Financial segment. We plan to focus on the following priorities:

  •
  Optimizing return and risk in an uncertain economic climate and volatile investment markets.
  •
  Expanding ownership of real estate and other cash-generating assets, including real assets, through direct and fund investments.
  •
  Managing the alignment of assets with respect to Allstate Financial's changing liability profile.

       Portfolio composition    The composition of the investment portfolios as of December 31, 2011 is presented in the table below. Also see Notes 2 and 5 of the consolidated financial statements for investment accounting policies and additional information.

	Property- Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
($ in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$27,801	77.2%	$46,290	80.7%	$2,022	90.0%	$76,113	79.6%
Equity securities (2)	4,165	11.6	198	0.4	—	—	4,363	4.5
Mortgage loans	474	1.3	6,665	11.6	—	—	7,139	7.5
Limited partnership interests (3)	3,055	8.5	1,612	2.8	30	1.3	4,697	4.9
Short-term (4)	451	1.3	645	1.1	195	8.7	1,291	1.4
Other	52	0.1	1,963	3.4	—	—	2,015	2.1

Total	$35,998	100.0%	$57,373	100.0%	$2,247	100.0%	$95,618	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $27.12 billion, $44.30 billion and $1.96 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.
(2)
Equity securities are carried at fair value. Cost basis for these securities was $4.04 billion and $159 million for Property-Liability and Allstate Financial, respectively.
(3)
We have commitments to invest in additional limited partnership interests totaling $1.22 billion and $797 million for Property-Liability and Allstate Financial, respectively.
(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $451 million, $645 million and $195 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.
(5)
Balances reflect the elimination of related party investments between segments.

       Total investments decreased to $95.62 billion as of December 31, 2011, from $100.48 billion as of December 31, 2010, primarily due to net reductions in contractholder funds, partially offset by higher valuations of fixed income securities. Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period. Risk-free interest rates are typically referenced as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. U.S. Treasury securities continue to trade in active markets, and the yield curve on U.S. Treasury securities remains an appropriate basis for determining risk-free rates. The increase in valuation of fixed income securities during 2011 was due to declining risk-free interest rates, partially offset by widening credit spreads.

       The Property-Liability investment portfolio increased to $36.00 billion as of December 31, 2011, from $35.05 billion as of December 31, 2010, primarily due to the acquisition of Esurance, higher valuations of fixed income securities, positive operating cash flows and increased collateral from securities lending activities, partially offset by dividends paid by Allstate Insurance Company ("AIC") to its parent, The Allstate Corporation (the "Corporation").

       The Allstate Financial investment portfolio decreased to $57.37 billion as of December 31, 2011, from $61.58 billion as of December 31, 2010, primarily due to net reductions in contractholder funds of $5.86 billion, partially offset by higher valuations of fixed income securities.

       The Corporate and Other investment portfolio decreased to $2.25 billion as of December 31, 2011, from $3.85 billion as of December 31, 2010, primarily due to the acquisition of Esurance and Answer Financial, share repurchases, dividends paid to shareholders and interest paid on debt, partially offset by dividends of $838 million paid by AIC to the Corporation.

       Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of December 31, 2011	Percent to total investments	Fair value as of December 31, 2010	Percent to total investments
U.S. government and agencies	$6,315	6.6%	$8,596	8.6%
Municipal	14,241	14.9	15,934	15.9
Corporate	43,581	45.6	37,655	37.5
Foreign government	2,081	2.2	3,158	3.1
Residential mortgage-backed securities ("RMBS")	4,121	4.3	7,993	7.9
Commercial mortgage-backed securities ("CMBS")	1,784	1.9	1,994	2.0
Asset-backed securities ("ABS")	3,966	4.1	4,244	4.2
Redeemable preferred stock	24	—	38	—

Total fixed income securities	$76,113	79.6%	$79,612	79.2%

       As of December 31, 2011, 92.1% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners ("NAIC"), and/or internally rated. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

       The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of December 31, 2011.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$6,315	$349	$—	$—	$—	$—
Municipal
Tax exempt	901	61	4,557	227	2,134	106
Taxable	208	23	2,690	289	1,093	79
ARS	511	(37)	91	(13)	78	(14)
Corporate
Public	1,000	61	2,816	180	11,716	793
Privately placed	1,029	48	1,524	90	4,173	274
Foreign government	821	124	478	35	486	29
RMBS
U.S. government sponsored entities ("U.S. Agency")	1,897	80	—	—	—	—
Prime residential mortgage-backed securities ("Prime")	185	2	55	—	161	2
Alt-A residential mortgage-backed securities ("Alt-A")	—	—	40	(1)	68	—
Subprime residential mortgage-backed securities ("Subprime")	—	—	52	(18)	43	(7)
CMBS	941	33	214	(5)	166	(31)
ABS
Collateralized debt obligations ("CDO")	117	(2)	750	(34)	340	(74)
Consumer and other asset-backed securities ("Consumer and other ABS")	1,418	34	306	2	360	2
Redeemable preferred stock	—	—	1	—	—	—

Total fixed income securities	$15,343	$776	$13,574	$752	$20,818	$1,159

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$—	$—	$—	$—	$6,315	$349
Municipal
Tax exempt	966	9	447	(59)	9,005	344
Taxable	394	(26)	109	(22)	4,494	343
ARS	—	—	62	(16)	742	(80)
Corporate
Public	11,468	710	2,405	19	29,405	1,763
Privately placed	6,385	202	1,065	(13)	14,176	601
Foreign government	296	27	—	—	2,081	215
RMBS
U.S. Agency	—	—	—	—	1,897	80
Prime	36	—	475	(32)	912	(28)
Alt-A	27	—	364	(79)	499	(80)
Subprime	61	(30)	657	(328)	813	(383)
CMBS	293	(83)	170	(92)	1,784	(178)
ABS
CDO	183	(64)	234	(79)	1,624	(253)
Consumer and other ABS	241	3	17	(2)	2,342	39
Redeemable preferred stock	23	2	—	—	24	2

Total fixed income securities	$20,373	$750	$6,005	$(703)	$76,113	$2,734

       Municipal bonds, including tax exempt, taxable and ARS securities, totaled $14.24 billion as of December 31, 2011 with an unrealized net capital gain of $607 million. The municipal bond portfolio includes general obligations of state and local issuers, revenue bonds and pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

       The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $1.39 billion of pre-refunded bonds, as of December 31, 2011.

	State general obligation	Local general obligation			Amortized cost	Average credit rating
($ in millions)			Revenue (1)	Fair value
State
California	$76	$626	$632	$1,334	$1,316	A
Texas	24	391	574	989	922	Aa
Florida	43	163	558	764	728	A
New York	33	108	535	676	637	Aa
Ohio	99	197	249	545	530	A
Illinois	—	147	347	494	457	A
Missouri	30	131	286	447	429	A
Delaware	—	—	393	393	428	Aa
Pennsylvania	94	92	200	386	378	Aa
Michigan	33	137	211	381	365	Aa
All others	1,127	1,422	3,898	6,447	6,164	A

Total	$1,559	$3,414	$7,883	$12,856	$12,354	A

(1)
The nature of the activities supporting revenue bonds is highly diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

       Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor. We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments. As a result of downgrades in the insurers' credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor. As of December 31, 2011, 99.3% of our insured municipal bond portfolio is rated investment grade.

       ARS totaled $742 million with an unrealized net capital loss of $80 million as of December 31, 2011. Our holdings primarily have a credit rating of Aaa. As of December 31, 2011, $710 million of our ARS backed by student loans was 80% to 100% insured by the U.S. Department of Education. All of our ARS holdings are experiencing failed auctions and we receive the failed auction rate or, for those which contain maximum reset rate formulas, we receive the contractual maximum rate. We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate. Auctions continue to be conducted as scheduled for each of the securities.

       Corporate bonds, including publicly traded and privately placed, totaled $43.58 billion as of December 31, 2011 with an unrealized net capital gain of $2.36 billion. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

       Our portfolio of privately placed securities is broadly diversified by issuer, industry sector and country. The portfolio is made up of 525 issuers. Privately placed corporate obligations contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after extensive due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.

       Foreign government securities totaled $2.08 billion as of December 31, 2011, with 100% rated investment grade and an unrealized net capital gain of $215 million. Of these securities, 18.8% are backed by the U.S. government, 35.1% are in Canadian governmental securities held in our Canadian subsidiary and the remaining 46.1% are highly diversified in other foreign governments.

       RMBS, CMBS and ABS are structured securities that are primarily collateralized by residential and commercial real estate loans and other consumer or corporate borrowings. The cash flows from the underlying collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a "class", qualifies for a specific original rating. For example, the "senior" portion or "top" of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving principal repayments on the underlying collateral and retains this priority until the class is paid in full. In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full. Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings. The payment priority and class subordination included in these securities serves as credit enhancement for holders of the senior or top portions of the structures. These securities continue to retain the payment priority features that existed at the origination of the securitization trust. Other forms of credit enhancement may include structural features embedded in the securitization trust, such as overcollateralization, excess spread and bond insurance. The underlying collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages) or may contain features of both fixed and variable rate mortgages.

       RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $4.12 billion, with 63.7% rated investment grade, as of December 31, 2011. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans. The credit risk associated with U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies. The unrealized net capital loss of $411 million as of December 31, 2011 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to higher risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of lower residential real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas. The following table shows our RMBS portfolio as of December 31, 2011 based upon vintage year of the issuance of the securities.

($ in millions)
	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2011	$23	$—	$—	$—	$—	$—	$—	$—	$23	$—
2010	83	—	167	2	51	1	—	—	301	3
2009	273	8	58	—	8	—	—	—	339	8
2008	382	14	—	—	—	—	—	—	382	14
2007	110	4	202	(4)	56	(24)	198	(96)	566	(120)
2006	92	5	160	(4)	138	(29)	196	(106)	586	(134)
2005	276	12	146	(18)	107	(18)	226	(108)	755	(132)
Pre-2005	658	37	179	(4)	139	(10)	193	(73)	1,169	(50)

Total	$1,897	$80	$912	$(28)	$499	$(80)	$813	$(383)	$4,121	$(411)

       Prime are collateralized by residential mortgage loans issued to prime borrowers. As of December 31, 2011, $684 million of the Prime had fixed rate underlying collateral and $228 million had variable rate underlying collateral.

       Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers. As of December 31, 2011, $386 million of the Alt-A had fixed rate underlying collateral and $113 million had variable rate underlying collateral.

       Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history. It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower's credit history. The Subprime portfolio consisted of $605 million and $208 million of first lien and second lien securities, respectively. As of December 31, 2011, $444 million of the Subprime had fixed rate underlying collateral and $369 million had variable rate underlying collateral.

       CMBS totaled $1.78 billion, with 90.5% rated investment grade, as of December 31, 2011. The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans. Of the CMBS investments, 93.0% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area. The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

       The following table shows our CMBS portfolio as of December 31, 2011 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2011	$5	$—
2010	25	2
2007	271	(22)
2006	523	(120)
2005	290	(43)
Pre-2005	670	5

Total CMBS	$1,784	$(178)

       The unrealized net capital loss of $178 million as of December 31, 2011 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, largely due to the macroeconomic conditions and credit market deterioration, including the impact of lower commercial real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas. CMBS credit spreads are wider than at initial purchase in our 2005-2007 vintage year CMBS.

       ABS, including CDO and Consumer and other ABS, totaled $3.97 billion, with 93.7% rated investment grade, as of December 31, 2011. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance. The unrealized net capital loss of $214 million as of December 31, 2011 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

       CDO totaled $1.62 billion, with 85.6% rated investment grade, as of December 31, 2011. CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.34 billion of cash flow collateralized loan obligations ("CLO") with unrealized losses of $136 million. Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans. The underlying collateral is actively managed by external managers that monitor the collateral's performance and is well diversified across industries and among issuers. The remaining $283 million of securities consisted of synthetic CDO, trust preferred CDO, project finance CDO, market value CDO, collateralized bond obligations and other CLO with unrealized losses of $117 million.

       Consumer and other ABS totaled $2.34 billion, with 99.3% rated investment grade, as of December 31, 2011. Consumer and other ABS consists of $684 million of consumer auto and $1.66 billion of credit card and other ABS with unrealized gains of $1 million and $38 million, respectively.

       Equity securities    Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $4.36 billion as of December 31, 2011 compared to $4.81 billion as of December 31, 2010. Net unrealized gains totaled $160 million as of December 31, 2011 compared to $583 million as of December 31, 2010.

       Mortgage loans    Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $7.14 billion as of December 31, 2011, compared to $6.68 billion as of December 31, 2010, and primarily comprises loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification.

       We recognized $37 million of realized capital losses related to net increases in the valuation allowance on impaired mortgage loans in 2011, primarily due to the risk associated with refinancing near-term maturities, and decreases in occupancy which resulted in deteriorating debt service coverage and declines in property valuations. While property valuations show signs of stabilization or recovery in many larger, primary markets, valuations in many smaller cities remain under stress. We recognized $65 million of realized capital losses related to net increases in the valuation allowance on impaired loans in 2010.

       For further detail on our mortgage loan portfolio, see Note 5 of the consolidated financial statements.

       Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds. The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types. The following table presents information about our limited partnership interests as of December 31, 2011.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting ("Cost")	$1,095	$372	$95	$7	$1,569
Equity method of accounting ("EMA")	801	727	1,047	553	3,128

Total	$1,896	$1,099	$1,142	$560	$4,697

Number of managers	94	45	13	9
Number of individual funds	154	92	78	17
Largest exposure to single fund	$42	$184	$79	$58

       Our aggregate limited partnership exposure represented 4.9% and 3.8% of total invested assets as of December 31, 2011 and 2010, respectively.

       The following table shows the results from our limited partnership interests by fund type and accounting classification for the years ended December 31.

	2011				2010
($ in millions)	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$77	$72	$149	$(3)	$40	$76	$116	$(9)
Real estate funds	12	86	98	(3)	2	(34)	(32)	(35)
Hedge funds	—	12	12	—	—	47	47	(2)
Tax credit funds	(1)	(11)	(12)	—	(2)	—	(2)	—

Total	$88	$159	$247	$(6)	$40	$89	$129	$(46)

(1)
Impairment write-downs related to Cost limited partnerships were $4 million and $45 million in 2011 and 2010, respectively. Impairment write-downs related to EMA limited partnerships were $2 million and $1 million in 2011 and 2010, respectively.

       Limited partnership interests, excluding impairment write-downs, produced income of $247 million in 2011 compared to income of $129 million in 2010. Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements. The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay. Income on Cost limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

       Short-term investments    Our short-term investment portfolio was $1.29 billion and $3.28 billion as of December 31, 2011 and 2010, respectively.

       Other investments    Our other investments as of December 31, 2011 primarily comprise $1.15 billion of policy loans, $339 million of bank loans and $168 million of certain derivatives. Policy loans are carried at unpaid principal balances. Bank loans are primarily senior secured corporate loans and are carried at amortized cost. For further detail on our use of derivatives, see Note 7 of the consolidated financial statements.

       Unrealized net capital gains totaled $2.88 billion as of December 31, 2011 compared to unrealized net capital gains of $1.39 billion as of December 31, 2010. The improvement since December 31, 2010 for fixed income securities was due to declining risk-free interest rates, partially offset by widening credit spreads. The decline since December 31, 2010 for equity securities was primarily due to lower equity valuations. The following table presents unrealized net capital gains and losses as of December 31.

($ in millions)	2011	2010
U.S. government and agencies	$349	$276
Municipal	607	(267)
Corporate	2,364	1,395
Foreign government	215	337
RMBS	(411)	(516)
CMBS	(178)	(219)
ABS	(214)	(181)
Redeemable preferred stock	2	1

Fixed income securities (1)	2,734	826
Equity securities	160	583
EMA limited partnership interests	2	—
Derivatives	(17)	(22)

Unrealized net capital gains and losses, pre-tax	$2,879	$1,387

(1)
Unrealized net capital gains and losses for fixed income securities as of December 31, 2011 and 2010 comprise $(267) million and $(293) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $3.00 billion and $1.12 billion, respectively, related to other unrealized net capital gains and losses.

       The unrealized net capital gains for the fixed income portfolio totaled $2.73 billion and comprised $4.40 billion of gross unrealized gains and $1.67 billion of gross unrealized losses as of December 31, 2011. This is compared to unrealized net capital gains for the fixed income portfolio totaling $826 million, comprised of $3.26 billion of gross unrealized gains and $2.43 billion of gross unrealized losses as of December 31, 2010.

       Gross unrealized gains and losses as of December 31, 2011 on fixed income securities by type and sector are provided in the table below.

			Gross unrealized			Amortized cost as a percent of par value (2)	Fair value as a percent of par value (2)
($ in millions)	Par value (1)	Amortized cost			Fair value
			Gains	Losses
Corporate:
Banking	$3,649	$3,621	$96	$(185)	$3,532	99.2%	96.8%
Financial services	3,695	3,643	169	(54)	3,758	98.6	101.7
Capital goods	4,878	4,915	372	(32)	5,255	100.8	107.7
Utilities	7,204	7,201	711	(32)	7,880	100.0	109.4
Consumer goods (cyclical and non-cyclical)	8,250	8,361	521	(21)	8,861	101.3	107.4
Transportation	1,851	1,858	164	(15)	2,007	100.4	108.4
Communications	2,638	2,647	151	(14)	2,784	100.3	105.5
Basic industry	2,287	2,302	140	(8)	2,434	100.7	106.4
Energy	3,363	3,408	242	(4)	3,646	101.3	108.4
Technology	1,841	1,874	109	(3)	1,980	101.8	107.6
Other	1,491	1,387	68	(11)	1,444	93.0	96.8

Total corporate fixed income portfolio	41,147	41,217	2,743	(379)	43,581	100.2	105.9

U.S. government and agencies	6,310	5,966	349	—	6,315	94.5	100.1
Municipal	15,543	13,634	863	(256)	14,241	87.7	91.6
Foreign government	1,951	1,866	216	(1)	2,081	95.6	106.7
RMBS	5,292	4,532	110	(521)	4,121	85.6	77.9
CMBS	2,017	1,962	48	(226)	1,784	97.3	88.4
ABS	4,458	4,180	73	(287)	3,966	93.8	89.0
Redeemable preferred stock	22	22	2	—	24	100.0	109.1

Total fixed income securities	$76,740	$73,379	$4,404	$(1,670)	$76,113	95.6	99.2

(1)
Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity. These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $514 million, $948 million, $3.48 billion and $382 million, respectively.
(2)
Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.5% for corporates, 101.4% for U.S. government and agencies, 101.2% for municipals and 103.3% for foreign governments. Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 106.2% for corporates, 104.7% for U.S. government and agencies, 106.1% for municipals and 111.3% for foreign governments.

       The banking, financial services, and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2011. In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

       The unrealized net capital gain for the equity portfolio totaled $160 million and comprised $369 million of gross unrealized gains and $209 million of gross unrealized losses as of December 31, 2011. This is compared to an unrealized net capital gain for the equity portfolio totaling $583 million, comprised of $646 million of gross unrealized gains and $63 million of gross unrealized losses as of December 31, 2010.

       Gross unrealized gains and losses as of December 31, 2011 on equity securities by sector are provided in the table below.

		Gross unrealized
	Amortized cost			Fair value
($ in millions)		Gains	Losses
Financial services	$295	$37	$(39)	$293
Emerging market equity funds	458	—	(35)	423
Index-based funds	419	25	(24)	420
Consumer goods (cyclical and non-cyclical)	715	101	(21)	795
Emerging market fixed income funds	610	—	(18)	592
Technology	345	49	(12)	382
Basic industry	182	20	(12)	190
Banking	214	19	(11)	222
Energy	272	44	(10)	306
Capital goods	234	22	(9)	247
Real estate	145	8	(7)	146
Communications	165	22	(7)	180
Utilities	92	12	(2)	102
Transportation	57	10	(2)	65

Total equity securities	$4,203	$369	$(209)	$4,363

       Within the equity portfolio, the losses were primarily concentrated in financial services, emerging market equity funds and index-based funds. The unrealized losses were company and sector specific. As of December 31, 2011, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

       As of December 31, 2011, the total fair value of our investments in the European Union ("EU") is $4.03 billion, with net unrealized capital gains of $79 million, comprised of $224 million of gross unrealized gains and $145 million of gross unrealized losses. The following table summarizes our total direct exposure related to Greece, Ireland, Italy, Portugal and Spain (collectively "GIIPS") and the EU.

($ in millions)
	Banking		Sovereign		Other corporate		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
GIIPS
Fixed income securities	$23	$(11)	$2	$—	$496	$(37)	$521	$(48)
Equity securities	—	—	—	—	6	—	6	—

Total	23	(11)	2	—	502	(37)	527	(48)

EU non-GIIPS
Fixed income securities	373	(49)	70	(1)	2,785	(34)	3,228	(84)
Equity securities	7	(2)	—	—	270	(11)	277	(13)

Total	380	(51)	70	(1)	3,055	(45)	3,505	(97)

Total EU	$403	$(62)	$72	$(1)	$3,557	$(82)	$4,032	$(145)

       We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired. The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. All investments in an unrealized loss position as of December 31, 2011 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

       The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of December 31, 2011.

	Investment grade		Below investment grade		Total
($ in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$61	$—	$—	$—	$61	$—
Municipal	1,536	(155)	485	(101)	2,021	(256)
Corporate	3,625	(305)	1,087	(74)	4,712	(379)
Foreign government	86	(1)	—	—	86	(1)
RMBS	443	(63)	1,112	(458)	1,555	(521)
CMBS	707	(130)	160	(96)	867	(226)
ABS	1,795	(191)	185	(96)	1,980	(287)

Total	$8,253	$(845)	$3,029	$(825)	$11,282	$(1,670)

       We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas. Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a low risk of default. Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher risk of default. As of December 31, 2011, 40% of our below investment grade gross unrealized losses related to Subprime RMBS.

       Fair values for our structured securities are obtained from third-party valuation service providers and are subject to review as disclosed in our Application of Critical Accounting Estimates. In accordance with GAAP, when fair value is less than the amortized cost of a security and we have not made the decision to sell the security and it is not more likely than not we will be required to sell the security before recovery of its amortized cost basis, we evaluate if we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We calculate the estimated recovery value by discounting our best estimate of future cash flows at the security's original or current effective rate, as appropriate, and compare this to the amortized cost of the security. If we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors ("non-credit-related") recognized in other comprehensive income.

       The non-credit-related unrealized losses for our structured securities, including our below investment grade Subprime, are heavily influenced by risk factors other than those related to our best estimate of future cash flows. The difference between these securities' original or current effective rates and the yields implied by their fair value indicates that a higher risk premium is included in the valuation of these securities than existed at initial issue or purchase. This risk premium represents the return that a market participant requires as compensation to assume the risk associated with the uncertainties regarding the future performance of the underlying collateral. The risk premium is comprised of: default risk, which reflects the probability of default and the uncertainty related to collection of contractual principal and interest; liquidity risk, which reflects the risk associated with exiting the investment in an illiquid market, both in terms of timeliness and cost; and volatility risk, which reflects the potential valuation volatility during an investor's holding period. Other factors reflected in the risk premium include the costs associated with underwriting, monitoring and holding these types of complex securities. Certain aspects of the default risk are included in the development of our best estimate of future cash flows, as appropriate. Other aspects of the risk premium are considered to be temporary in nature and are expected to reverse over the remaining lives of the securities as future cash flows are received.

Other-than-temporary impairment assessment for below investment grade Subprime RMBS

       As of December 31, 2011, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $586 million, a decrease of 26.4% compared to $796 million as of December 31, 2010, primarily due to sales. As of December 31, 2011, gross unrealized losses for our below investment grade Subprime portfolio totaled $334 million, an improvement of 23.7% compared to $438 million as of December 31, 2010, due to impairment write-downs, sales and principal collections, partially offset by the downgrade of certain securities to below investment grade and lower valuations. For our below investment grade Subprime with gross unrealized gains totaling $5 million, we have recognized cumulative write-downs in earnings totaling $123 million as of December 31, 2011.

       The credit loss evaluation for Subprime securities with gross unrealized losses is performed in two phases. The first phase estimates the future cash flows of the entire securitization trust from which our security was issued. A critical part of this estimate involves forecasting default rates and loss severities of the residential mortgage loans that collateralize the securitization trust. The factors that affect the default rates and loss severities include, but are not limited to, historical collateral performance, collateral type, transaction vintage year, geographic concentrations, borrower credit quality, origination practices of the transaction sponsor, and practices of the mortgage loan servicers. Current loan-to-value ratios of underlying collateral are not consistently available and accordingly they are not a primary factor in our impairment evaluation. While our projections are developed internally and customized to our specific holdings, they are informed by and benchmarked against credit opinions obtained from third parties, such as industry analysts, nationally recognized credit rating agencies and an RMBS loss modeling advisory service. The default rate and loss severity forecasts result in an estimate of trust-level projected additional collateral loss.

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

       75.3%, 20.9% and 3.8% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively. As described previously, Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings. While the projected cash flow assumptions for our below investment grade Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

       The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

($ in millions)	December 31, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	14.6%	19.1%	18.8%	3.8%	6.6%	13.2%	8.8%	n/a
Projected additional collateral losses to be incurred (2)	40.0%	42.9%	42.8%	32.6%	31.6%	40.2%	35.7%	n/a
Class-level
Average remaining credit enhancement (3)	28.7%	19.7%	20.2%	46.8%	43.9%	46.9%	46.0%	n/a
Security-specific
Number of positions	5	66	71	9	15	24	48	119
Par value	$41	$728	$769	$84	$78	$132	$294	$1,063
Amortized cost	$34	$469	$503	$84	$78	$132	$294	$797
Fair value	$26	$301	$327	$60	$45	$67	$172	$499
Gross unrealized losses
Total	$(8)	$(168)	$(176)	$(24)	$(33)	$(65)	$(122)	$(298)
12-24 months	$—	$—	$—	$—	$—	$—	$—	$—
Over 24 months (4)	$(8)	$(167)	$(175)	$(24)	$(33)	$(65)	$(122)	$(297)
Cumulative write-downs recognized	$(7)	$(249)	$(256)	$—	$—	$—	$—	$(256)
Principal payments received during the period								$67

	December 31, 2010
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	12.0%	16.1%	16.0%	13.2%	12.5%	12.6%	12.7%	n/a
Projected additional collateral losses to be incurred	38.2%	43.2%	43.0%	46.5%	42.7%	40.8%	42.1%	n/a
Class-level
Average remaining credit enhancement	26.0%	22.6%	22.8%	72.7%	63.6%	50.5%	56.7%	n/a
Security-specific
Number of positions	5	81	86	11	10	35	56	142
Par value	$42	$952	$994	$73	$69	$265	$407	$1,401
Amortized cost	$33	$650	$683	$73	$69	$265	$407	$1,090
Fair value	$21	$425	$446	$62	$54	$158	$274	$720
Gross unrealized losses
Total	$(12)	$(225)	$(237)	$(11)	$(15)	$(107)	$(133)	$(370)
12-24 months	$—	$(9)	$(9)	$—	$—	$—	$—	$(9)
Over 24 months (4)	$(12)	$(216)	$(228)	$(11)	$(15)	$(107)	$(133)	$(361)
Cumulative write-downs recognized	$(9)	$(293)	$(302)	$—	$—	$—	$—	$(302)
Principal payments received during the period								$99

(1)
Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust. The weighting calculation is based on the par value of each security. Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table. Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $16 million as of December 31, 2011.
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
(4)
As of December 31, 2011, $122 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $104 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities' amortized cost for a period of more than 24 consecutive months. As of December 31, 2010, $188 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $108 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities' amortized cost for a period of more than 24 consecutive months.

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

       As of December 31, 2011, our Subprime securities that are reliably insured include nine below investment grade Subprime securities with a total fair value of $87 million and aggregate gross unrealized losses of $36 million, all of which are rated B. These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities. The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own. As a result, our security-specific estimates of future cash flows indicate that these securities' estimated recovery values equal or exceed their amortized cost. Accordingly, no other-than-temporary impairments have been recognized on these securities. As of December 31, 2010, our Subprime securities that are reliably insured included ten below investment grade Subprime securities with a total fair value of $76 million and aggregate gross unrealized losses of $68 million.

       As of December 31, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 8.8%. Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 51.9% and a projected weighted average loss severity of 69.5%, which resulted in projected additional collateral losses of 35.7%. As the average remaining credit enhancement for these securities of 46.0% exceeds the projected additional collateral losses of 35.7%, these securities have not been impaired.

       As of December 31, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 18.8%. Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 56.8% and a projected weighted average loss severity of 76.5%, which resulted in projected additional collateral losses of 42.8%. As the average remaining credit enhancement for these securities of 20.2% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment. The current average recovery value of these securities as a percentage of par was 67.1% and exceeded these securities' current average amortized cost as a percentage of par of 65.4%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time. The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

       We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities' remaining lives, as demonstrated by improved valuations since 2009, primarily in 2010. We expect to receive our estimated share of contractual principal and interest collections used to determine the securities' recovery value. As of December 31, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis. We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

       Net investment income    The following table presents net investment income for the years ended December 31.

($ in millions)	2011	2010	2009
Fixed income securities	$3,484	$3,737	$3,998
Equity securities	122	90	80
Mortgage loans	359	385	498
Limited partnership interests	88	40	17
Short-term investments	6	8	27
Other	95	19	(10)

Investment income, before expense	4,154	4,279	4,610
Investment expense	(183)	(177)	(166)

Net investment income	$3,971	$4,102	$4,444

       Net investment income decreased 3.2% or $131 million in 2011 compared to 2010, after decreasing 7.7% or $342 million in 2010 compared to 2009. The 2011 decline was primarily due to lower average investment balances due to decreased Allstate Financial contractholder funds, partially offset by higher yields. The higher yields are primarily attributable to yield optimization actions including the termination of interest rate swaps during the first quarter of 2011, higher distributions from cost method limited partnerships and dividend income from equity securities. The 2010 decrease was primarily due to lower interest rates, risk reduction actions related to municipal bonds and commercial real estate, duration shortening actions taken to protect the portfolio from rising interest rates and lower average investment balances.

       Realized capital gains and losses    The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2011	2010	2009
Impairment write-downs	$(496)	$(797)	$(1,562)
Change in intent write-downs	(100)	(204)	(357)

Net other-than-temporary impairment losses recognized in earnings	(596)	(1,001)	(1,919)
Sales	1,336	686	1,272
Valuation of derivative instruments	(291)	(427)	367
Settlements of derivative instruments	(105)	(174)	(162)
EMA limited partnership income	159	89	(141)

Realized capital gains and losses, pre-tax	503	(827)	(583)
Income tax (expense) benefit	(179)	290	(45)

Realized capital gains and losses, after-tax	$324	$(537)	$(628)

       Impairment write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2011	2010	2009
Fixed income securities	$(302)	$(626)	$(886)
Equity securities	(131)	(57)	(237)
Mortgage loans	(37)	(65)	(97)
Limited partnership interests	(6)	(46)	(308)
Other investments	(20)	(3)	(34)

Impairment write-downs	$(496)	$(797)	$(1,562)

       Impairment write-downs in 2011 were primarily driven by RMBS, which experienced deterioration in expected cash flows; investments with commercial real estate exposure, including CMBS, mortgage loans and municipal bonds, which were impacted by lower real estate valuations or experienced deterioration in expected cash flows; and corporate fixed income securities impacted by issuer specific circumstances. Impairment write-downs on below investment grade RMBS and CMBS in 2011 were $169 million and $55 million, respectively. Equity securities were also written down due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends.

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

       Change in intent write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2011	2010	2009
Fixed income securities	$(92)	$(198)	$(318)
Equity securities	(8)	—	(27)
Mortgage loans	—	(6)	(6)
Other investments	—	—	(6)

Change in intent write-downs	$(100)	$(204)	$(357)

       The change in intent write-downs in 2011 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily lower yielding, floating rate RMBS and municipal bonds, and equity securities. The change in intent write-downs in 2010 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily municipal bonds and RMBS.

       Sales generated $1.34 billion of net realized gains in 2011 primarily due to $1.11 billion of net gains on sales of corporate, foreign government, U.S. government, ABS, U.S. Agency and municipal fixed income securities and $202 million of net gains on sales of equity securities. During the second half of 2011, interest rates were at historical lows and we capitalized on valuation gains on fixed income securities through $8.49 billion in sales generating $750 million of realized capital gains. Net realized gains from sales of $686 million in 2010 were primarily due to $595 million of net gains on sales of corporate, U.S. government, foreign government and municipal fixed income securities and $210 million of net gains on sales of equity securities, partially offset by $139 million of net losses on sales of CMBS and ABS.

       Valuation and settlements of derivative instruments net realized capital losses totaling $396 million in 2011 included $291 million of losses on the valuation of derivative instruments and $105 million of losses on the settlement of derivative instruments. The net realized capital losses on derivative instruments in 2011 primarily included losses on interest rate risk management due to decreases in interest rates. In 2010, net realized capital losses on the valuation and settlement of derivative instruments totaled $601 million. As a component of our approach to managing interest rate risk, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio. This approach mitigates the impacts of general interest rate changes to our overall financial condition.

MARKET RISK

       Market risk is the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates. Adverse changes to these rates and prices may occur due to changes in fiscal policy, the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants or changes in market perceptions of credit worthiness and/or risk tolerance. Our primary market risk exposures are to changes in interest rates, credit spreads and equity prices.

       The active management of market risk is integral to our results of operations. We may use the following approaches to manage exposure to market risk within defined tolerance ranges: 1) rebalancing existing asset or liability portfolios, 2) changing the character of investments purchased in the future and 3) using derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. For a more detailed discussion of our use of derivative financial instruments, see Note 7 of the consolidated financial statements.

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

       As of December 31, 2011, the difference between our asset and liability duration was a (0.62) gap, compared to a (0.65) gap as of December 31, 2010. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets. The Property-Liability segment generally maintains a positive duration gap between its assets and liabilities due to the relatively short duration of auto and homeowners claims, which are its primary liabilities. The Allstate Financial segment may have a positive or negative duration gap, as the duration of its assets and liabilities vary with its product mix and investing activity. As of December 31, 2011, Property-Liability had a positive duration gap while Allstate Financial had a negative duration gap.

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

       Based upon the information and assumptions used in the duration calculation, and interest rates in effect as of December 31, 2011, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by $127 million, compared to a decrease of $36 million as of December 31, 2010, reflecting year to year changes in duration. Reflected in the duration calculation are the effects of a program that uses swaps, eurodollar futures, options on Treasury futures and interest rate swaptions to manage interest rate risk. In calculating the impact of a 100 basis point increase on the value of the derivatives, we have assumed interest rate volatility remains constant. Based on the swaps, eurodollar futures, options on Treasury futures and interest rate swaptions in place as of December 31, 2011, we would recognize realized capital losses totaling $14 million in the event of a 100 basis point immediate, parallel interest rate increase and $15 million in realized capital gains in the event of a 100 basis point immediate, parallel interest rate decrease on these derivatives. The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. There are $10.49 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments. These assets and the associated liabilities have not been included in the above estimate. The $10.49 billion of assets excluded from the calculation has increased from $9.60 billion as of December 31, 2010, due to an increase in interest-sensitive life contractholder funds and improved fixed income valuations as a result of declining risk-free interest rates and tightening of credit spreads in certain sectors. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $660 million, compared to a decrease of $549 million as of December 31, 2010.

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

       We pledge and receive collateral on certain types of derivative contracts. For over-the-counter ("OTC") derivative transactions, master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements and, when applicable, we are required to post collateral. As of December 31, 2011, we held $64 million of cash and securities pledged by counterparties as collateral for OTC instruments, and we pledged $82 million of cash and securities as collateral to counterparties. We performed a sensitivity analysis on OTC derivative collateral by assuming a hypothetical 100 basis point decline in interest rates. The analysis indicated that we would have to post an estimated $2 million in additional collateral. The selection of these hypothetical scenarios should not be construed as our prediction of future events, but only as an illustration of the estimated potential effect of such events. We also actively manage our counterparty credit risk exposure by monitoring the level of collateral posted by our counterparties with respect to our receivable positions.

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

       Spread duration is calculated similarly to interest rate duration. As of December 31, 2011, the spread duration of Property-Liability assets was 4.77, compared to 4.45 as of December 31, 2010, and the spread duration of Allstate Financial assets was 5.58, compared to 4.97 as of December 31, 2010. Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect as of December 31, 2011, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings ("spread shock") would decrease the net fair value of the assets by $4.10 billion, compared to $3.61 billion as of December 31, 2010. Reflected in the duration calculation are the effects of our risk mitigation actions that use CDS to manage spread risk. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

       Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. As of December 31, 2011, we held $4.26 billion in common stocks and exchange traded and mutual funds and $4.82 billion in other securities with equity risk (including primarily limited partnership interests, non-redeemable preferred securities and equity-linked notes), compared to $4.67 billion and $4.88 billion, respectively, as of December 31, 2010. 95.7% and 63.3% of these totals, respectively, represented assets of the Property-Liability operations as of December 31, 2011, compared to 95.5% and 63.1%, respectively, as of December 31, 2010.

       As of December 31, 2011, our portfolio of common stocks and other securities with equity risk had a cash market portfolio beta of 0.72, compared to a beta of 0.74 as of December 31, 2010. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to an index such as the S&P 500. Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 7.2%, respectively. Based upon the information and assumptions we used to calculate beta as of December 31, 2011, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by $652 million, compared to $695 million as of December 31, 2010, and an immediate increase in the S&P 500 of 10% would increase the net fair value by $654 million compared to $708 million as of December 31, 2010. In calculating the impact of a 10% S&P index perturbation on the value of the puts, we have assumed index volatility remains constant. The selection of a 10% immediate decrease or increase in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

       As of December 31, 2011 and 2010, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $6.98 billion and $8.68 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2011 and 2010 were $76 million and $80 million, respectively. Separate account liabilities related to variable life contracts were $716 million and $775 million in December 31, 2011 and 2010, respectively.

       As of December 31, 2011 and 2010 we had $3.86 billion and $4.70 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures, interest rate swaps, and eurodollar futures, maintaining risk within specified value-at-risk limits.

       Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including real estate funds and private equity funds, and our Canadian and Northern Ireland operations. We also have certain fixed income securities that are denominated in foreign currencies; however, derivatives are used to hedge the foreign currency risk of approximately 38% of the fixed income securities.

       As of December 31, 2011, we had $1.24 billion in foreign currency denominated equity investments, $786 million net investment in our foreign subsidiaries, and $363 million in unhedged non-dollar pay fixed income securities. These amounts were $1.70 billion, $773 million, and $91 million, respectively, as of December 31, 2010. 90.0% of the foreign currency exposure is in the Property-Liability business.

       Based upon the information and assumptions used as of December 31, 2011, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $225 million, compared with an estimated $257 million decrease as of December 31, 2010. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure is diversified across 33 currencies as of December 31, 2011, compared to 32 currencies as of December 31, 2010. Our largest individual foreign currency exposures as of December 31, 2011 were to the Canadian dollar (39.6%) and the Japanese Yen (10.4%). The largest individual foreign currency exposures as of December 31,

2010 were to the Canadian dollar (37.0%) and the British Pound (13.3%). Our primary regional exposure is to Canada, with 39.6% as of December 31, 2011, compared to Canada, with 37.0% as of December 31, 2010.

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

PENSION PLANS

       We have defined benefit pension plans, which cover most full-time and certain part-time employees and employee-agents. See Note 17 of the consolidated financial statements for a complete discussion of these plans and their effect on the consolidated financial statements. The pension and other postretirement plans may be amended or terminated at any time. Any revisions could result in significant changes to our obligations and our obligation to fund the plans.

       We report unrecognized pension and other postretirement benefit cost in the Consolidated Statements of Financial Position as a component of accumulated other comprehensive income in shareholders' equity. It represents differences between the fair value of plan assets and the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans that have not yet been recognized as a component of net periodic cost. The measurement of the unrecognized pension and other postretirement benefit cost can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The unrecognized pension and other postretirement benefit cost as of December 31, 2011 was $1.43 billion, an increase of $239 million from $1.19 billion as of December 31, 2010. The increase was the result of a lower discount rate used to value the pension and postretirement benefit obligations along with asset returns that were less than expected.

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

       Net periodic pension cost in 2012 is estimated to be $270 million based on current assumptions, including settlement charges. This represents a decrease compared to $304 million in 2011 due to an increase in the market-related value of assets and a decrease in anticipated settlement charges. Net periodic pension cost decreased in 2011 compared to $345 million in 2010 primarily due to an increase in the market-related value of assets. Net periodic pension cost increased in 2010 due to the effect of equity losses during the 2008 fiscal year and the decrease in discount rates experienced at the end of 2009. In 2011 and 2010, net pension cost included non-cash settlement charges primarily resulting from lump sum distributions made to agents. Settlement charges also occurred during 2011, 2010 and 2009 related to the Supplemental Retirement Income Plan as a result of lump sum payments made from the plan. Settlement charges are likely to continue for some period in the future as we settle our remaining agent pension obligations by making lump sum distributions to agents.

       Amounts recorded for pension cost and accumulated other comprehensive income are significantly affected by fluctuations in the returns on plan assets and the amortization of unrecognized actuarial gains and losses. Plan assets sustained net losses in prior periods primarily due to declines in equity and credit markets. These asset losses, combined with all other unrecognized actuarial gains and losses, resulted in amortization of net actuarial loss (and additional net periodic pension cost) of $153 million in 2011 and $160 million in 2010. We anticipate that the unrealized loss for our pension plans will exceed 10% of the greater of the projected benefit obligations or the market-related value of assets in 2012 and into the foreseeable future, resulting in additional amortization and net periodic pension cost.

       Amounts recorded for net periodic pension cost and accumulated other comprehensive income are also significantly affected by changes in the assumptions used to determine the weighted average discount rate and the expected long-term rate of return on plan assets. The weighted average discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed weighted average discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from non-callable bonds and bonds with a make-whole provision available in the Barclays corporate bond universe having ratings of at least "AA" by S&P or at least "Aa" by Moody's on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the credit spreads, yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost and accumulated other comprehensive income.

       Holding other assumptions constant, a hypothetical decrease of 100 basis points in the weighted average discount rate would result in an increase of $52 million in net periodic pension cost and a $427 million increase in the unrecognized pension and other postretirement benefit cost liability of our pension plans recorded as accumulated other comprehensive income as of December 31, 2011, compared to an increase of $43 million in net periodic pension cost and a $392 million increase in the unrecognized pension and other postretirement benefit cost liability as of December 31, 2010. A hypothetical increase of 100 basis points in the weighted average discount rate would decrease net periodic pension cost by $46 million and would decrease the unrecognized pension and other postretirement benefit cost liability of our pension plans recorded as accumulated other comprehensive income by $360 million as of December 31, 2011, compared to a decrease in net periodic pension cost of $38 million and a $331 million decrease in the unrecognized pension and other postretirement benefit cost liability of our pension plans recorded as accumulated other comprehensive income as of December 31, 2010. This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses.

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

       Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $47 million in pension cost as of December 31, 2011, compared to $44 million as of December 31, 2010. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $47 million as of December 31, 2011, compared to $44 million as of December 31, 2010.

       We target funding levels that do not restrict the payment of plan benefits in our domestic plans and were within our targeted range as of December 31, 2011. In 2011, we contributed $264 million to our pension plans. We expect to contribute $417 million for the 2012 fiscal year to maintain the plans' funded status. This estimate could change significantly following either a dramatic improvement or decline in investment markets.

Other post employment benefits

       In 2010, the Patient Protection and Affordable Care Act was signed into law. One aspect of this legislation is the introduction of an excise tax, effective in 2018, on "high cost" plans. The liabilities as of December 31, 2011 for the postretirement medical plans include an estimate of this additional liability, which amounts to $3 million.

GOODWILL

       Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $824 million and $418 million as of December 31, 2011 and $456 million and $418 million as of December 31, 2010 for the Allstate Protection segment and the Allstate Financial segment, respectively. The increase in 2011 relates to the acquisition of Esurance and Answer Financial. Our reporting units are equivalent to our reporting segments, Allstate Protection and Allstate Financial. Goodwill is allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination.

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

       To estimate the fair value of our reporting units for our annual impairment test as of September 30, 2011, we utilized a combination of widely accepted valuation techniques including a stock price and market capitalization analysis, discounted cash flow calculations and peer company price to earnings multiples analysis. The analyses were weighted based on management's judgment of their relevance given current facts and circumstances.

       The stock price and market capitalization analysis takes into consideration the quoted market price of our outstanding common stock and includes a control premium, derived from historical insurance industry acquisition activity, in determining the estimated fair value of the consolidated entity before allocating that fair value to individual reporting units. The discounted cash flow analysis utilizes long term assumptions for revenue growth, capital growth, earnings projections including those used in our strategic plan, and an appropriate discount rate. The peer company price to earnings multiples analysis takes into consideration the price earnings multiples of peer companies for each reporting unit and estimated income from our strategic plan. We apply significant judgment when determining the fair value of our reporting units and when assessing the relationship of market capitalization to the estimated fair value of our reporting units. The valuation analyses described above are subject to critical judgments and assumptions and may be potentially sensitive to variability. Estimates of fair value are inherently uncertain and represent management's reasonable expectation regarding future developments. These estimates and the judgments and assumptions utilized may differ from future actual results. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which may be material to our results of operations but not our financial position.

       Goodwill impairment evaluations indicated no impairment as of December 31, 2011 and no reporting unit was at risk of having its carrying value including goodwill exceed its fair value.

DEFERRED TAXES

       As of December 31, 2011, we had a net deferred tax asset of $520 million. Included in the deferred tax asset was $99 million, net of valuation allowance, for net operating loss carryforwards obtained in the acquisition of Esurance and Answer Financial. The total deferred tax valuation allowance was $67 million as of December 31, 2011 compared to $6 million as of December 31, 2010. The valuation allowance increased primarily due to the acquisition of Answer Financial. The valuation allowance relates to the portion of Answer Financial's net operating loss carryforwards that, due to limitations contained in the Internal Revenue Code, are expected to expire prior to their utilization.

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

       With respect to our evaluation of the need for a valuation allowance related to the deferred tax asset on capital losses that have been realized but have not yet been recognized for tax purposes, we utilize prudent and feasible tax planning strategies that optimize the ability to carry back capital losses as well as the ability to offset future capital losses with unrealized capital gains that could be recognized for tax purposes. We have remaining capital loss carryback capacity of $266 million, $37 million and $329 million from 2009, 2010 and 2011, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY 2011 HIGHLIGHTS

•
Shareholders' equity as of December 31, 2011 was $18.67 billion, a decrease of 1.8% from $19.02 billion as of December 31, 2010.
•
On January 3, 2011, April 1, 2011, July 1, 2011 and October 3, 2011, we paid a quarterly shareholder dividend of $0.20, $0.21, $0.21 and $0.21, respectively. On November 8, 2011, we declared a quarterly shareholder dividend of $0.21 payable on January 3, 2012. On February 21, 2012, we declared a quarterly shareholder dividend of $0.22 payable on April 2, 2012.
•
In September 2011, we completed our $1.00 billion share repurchase program that commenced in November 2010.
•
In November 2011, we commenced a $1.00 billion share repurchase program that is expected to be completed by March 31, 2013. As of December 31, 2011, this program had $894 million remaining.

 CAPITAL RESOURCES AND LIQUIDITY

       Capital resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources as of December 31.

($ in millions)	2011	2010	2009
Common stock, retained income and other shareholders' equity items	$18,681	$19,200	$18,798
Accumulated other comprehensive loss	(7)	(184)	(2,106)

Total shareholders' equity	18,674	19,016	16,692
Debt	5,908	5,908	5,910

Total capital resources	$24,582	$24,924	$22,602

Ratio of debt to shareholders' equity	31.6%	31.1%	35.4%
Ratio of debt to capital resources	24.0%	23.7%	26.1%

       Shareholders' equity decreased in 2011, primarily due to share repurchases and dividends paid to shareholders, partially offset by net income and increased unrealized net capital gains on investments. Shareholders' equity increased in 2010, primarily due to unrealized net capital gains on investments and net income, partially offset by dividends paid to shareholders and share repurchases.

       Debt    The debt balance did not change during 2011 and decreased $2 million in 2010. On January 11, 2012, we issued $500 million of 5.20% Senior Notes due 2042, utilizing the registration statement filed with the Securities and Exchange Commission on May 8, 2009. The proceeds of this issuance will be used for general corporate purposes, including the repayment of $350 million of 6.125% Senior Notes maturing on February 15, 2012. The next debt maturity is on June 15, 2013 when $250 million of 7.50% Debentures are due. For further information on outstanding debt, see Note 12 of the consolidated financial statements. As of December 31, 2011 and 2010, there were no outstanding commercial paper borrowings.

       Share repurchases    In September 2011, we completed our $1.00 billion share repurchase program that we commenced in November 2010. In November 2011, we commenced a $1.00 billion share repurchase program that is expected to be completed by March 31, 2013. As of December 31, 2011, this program had $894 million remaining.

       Since 1995, we have acquired 496 million shares of our common stock at a cost of $20.20 billion, primarily as part of various stock repurchase programs. We have reissued 99 million shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities. Since 1995, total shares outstanding has decreased by 395 million shares or 44.1%, primarily due to our repurchase programs.

       On November 8, 2011, we announced that we may issue debt or preferred stock to fund the existing $1.00 billion share repurchase program.

       Financial ratings and strength    The following table summarizes our debt, commercial paper and insurance financial strength ratings as of December 31, 2011.

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

       On November 8, 2011, Moody's affirmed The Allstate Corporation's debt and commercial paper ratings of A3 and P-2, respectively, AIC's financial strength rating of Aa3 and Allstate Life Insurance Company's ("ALIC's") financial strength rating of A1. The outlook for all Moody's ratings was revised to negative from stable. On November 2, 2011, S&P affirmed The Allstate Corporation's debt and commercial paper ratings of A- and A-2, respectively, AIC's financial strength rating of AA- and ALIC's financial strength rating of A+. The outlook for all S&P ratings was revised to negative from stable. On January 26, 2012, A.M. Best affirmed The Allstate Corporation's debt and commercial paper ratings of a- and AMB-1, respectively, and our insurance entities financial strength ratings of A+ for AIC and ALIC. The outlook for AIC is stable and ALIC was revised to stable from negative. A.M. Best also gives our legal entities that are fully reinsured the financial strength rating of the assuming company.

       We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. Allstate New Jersey Insurance Company, which writes auto and homeowners insurance, is rated A- by A.M. Best. The outlook for this rating is stable. Allstate New Jersey Insurance Company also has a Financial Stability Rating® of A" from Demotech, which was affirmed on November 16, 2011. Castle Key Insurance Company, which underwrites personal lines property insurance in Florida, is rated B- by A.M. Best. The outlook for the rating is negative. Castle Key Insurance Company also has a Financial Stability Rating® of A' from Demotech, which was affirmed on November 16, 2011.

       ALIC, AIC and The Allstate Corporation are party to the Amended and Restated Intercompany Liquidity Agreement ("Liquidity Agreement") which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. ALIC and AIC each serve as a lender and borrower and the Corporation serves only as a lender. AIC also has a capital support agreement with ALIC. Under the capital support agreement, AIC is committed to provide capital to ALIC to maintain an adequate capital level. The maximum amount of potential funding under each of these agreements is $1.00 billion.

       In addition to the Liquidity Agreement, the Corporation also has an intercompany loan agreement with certain of its subsidiaries, which include, but are not limited to, AIC and ALIC. The amount of intercompany loans available to the Corporation's subsidiaries is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings.

       Allstate's domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2011, AIC's statutory surplus is approximately $15.13 billion compared to $15.38 billion as of December 31, 2010. These amounts include ALIC's statutory surplus of approximately $3.46 billion as of December 31, 2011, compared to $3.34 billion as of December 31, 2010.

       The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company's premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies, and for homeowners and related coverages that have significant net exposure to natural catastrophes a ratio of 1 to 1 is considered appropriate. AIC's premium to surplus ratio was 1.6x as of December 31, 2011 and 2010.

       State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property-liability companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. As of December 31, 2011, the RBC for each of our domestic insurance companies was within the range that we target.

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

       Parent company capital capacity    At the parent holding company level, we have deployable invested assets totaling $2.24 billion as of December 31, 2011. These assets include investments that are generally saleable within one quarter totaling $1.72 billion. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. In 2012, AIC will have the capacity to pay dividends currently estimated at $1.51 billion without prior regulatory approval. In addition, we have access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility. This provides funds for the parent company's relatively low fixed charges and other corporate purposes.

       In 2011, dividends totaling $838 million were paid by AIC to its parent, the Corporation. In 2010, dividends totaling $1.30 billion were paid by AIC to the Corporation. There were no dividends paid by AIC to the Corporation in 2009. There were no capital contributions paid by the Corporation to AIC in 2011, 2010 or 2009.

       In 2011, 2010 and 2009, return of capital by American Heritage Life Investment Corporation to the Corporation totaled $27 million, $24 million and $13 million, respectively.

       In 2011, return of capital by Kennett Capital Holdings, LLC to the Corporation totaled $5 million.

       There were no capital contributions by AIC to ALIC in 2011 or 2010. In 2009, capital contributions of $697 million were paid by AIC to ALIC.

       The Corporation has access to additional borrowing to support liquidity as follows:

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2011, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.
•
Our primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility. Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in May 2012. The facility is fully subscribed among 11 lenders with the largest commitment being $185 million. We have the option to extend the expiration by one year upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend. The commitments of the lenders are several and no lender is responsible for any other lender's commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement. This ratio as of December 31, 2011 was 20.0%. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. There were no borrowings under the credit facility during 2011. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.
•
A universal shelf registration statement was filed with the Securities and Exchange Commission on May 8, 2009. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 399 million shares of treasury stock as of December 31, 2011), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

       Liquidity exposure    Contractholder funds as of December 31, 2011 were $42.33 billion. The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2011.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,072	14.3%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	16,079	38.0
Market value adjustments (2)	6,435	15.2
Subject to discretionary withdrawal without adjustments (3)	13,746	32.5

Total contractholder funds (4)	$42,332	100.0%

(1)
Includes $8.76 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)
$5.28 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.
(3)
70% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)
Includes $1.16 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

       While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise. Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. Surrenders and partial withdrawals for our retail annuities increased 21.9% in 2011 compared to 2010. The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 12.6% and 10.1% in 2011 and 2010, respectively. Allstate

Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

       Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes. As of December 31, 2011, total institutional products outstanding were $1.88 billion, with scheduled maturities of $40 million, $1.75 billion and $85 million in 2012, 2013 and 2016, respectively.

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

       The following table summarizes consolidated cash flow activities by segment.

($ in millions)	Property-Liability (1)			Allstate Financial (1)			Corporate and Other (1)			Consolidated
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net cash provided by (used in):
Operating activities	$789	$1,373	$2,183	$1,295	$2,407	$2,196	$(155)	$(91)	$(78)	$1,929	$3,689	$4,301
Investing activities	244	(44)	(1,919)	5,284	3,096	4,755	633	(720)	604	6,161	2,332	3,440
Financing activities	(4)	(8)	(6)	(6,504)	(5,510)	(7,246)	(1,368)	(553)	(292)	(7,876)	(6,071)	(7,544)

Net increase (decrease) in consolidated cash										$214	$(50)	$197

(1)
Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

       Property-Liability    Lower cash provided by operating activities in 2011 compared to 2010 was primarily due to higher claim payments, partially offset by lower income tax payments. Lower cash provided by operating activities for Property-Liability in 2010 compared to 2009 was primarily due to income tax payments in 2010 compared to income tax refunds in 2009 and lower claim payments.

       Cash provided by investing activities in 2011 compared to cash used in investing activities in 2010 was primarily due to higher net sales of fixed income and equity securities, partially offset by higher net purchases of fixed income and equity securities. Lower cash used in investing activities in 2010 compared to 2009 was primarily due to decreased net purchases of fixed income and equity securities and higher net sales of fixed income and equity securities, partially offset by net change in short-term investments.

       Allstate Financial    Lower cash provided by operating cash flows in 2011 was primarily due to income tax payments in 2011 compared to income tax refunds in 2010. Operating cash flows for Allstate Financial in 2010 were higher than 2009 as higher premiums and tax refunds received were partially offset by lower investment income and higher life and annuity contract benefits paid.

       Higher cash provided by investing activities in 2011 compared to 2010 were impacted by lower net purchases of fixed income securities and higher net sales of fixed income securities used to fund reductions in contractholder fund liabilities. Cash flows provided by investing activities in 2010 were impacted by reductions of investments to fund reductions in contractholder fund liabilities.

       Higher cash used in financing activities in 2011 compared to 2010 was primarily due to higher surrenders and partial withdrawals on fixed annuities and Allstate Bank products and lower deposits on Allstate Bank products and fixed annuities, partially offset by decreased maturities and retirements of institutional products. In 2011, Allstate Bank ceased operations and all funds were returned to customers by December 31, 2011. Lower cash flows used in financing activities in 2010 compared to 2009 were primarily due to decreased maturities and retirements of institutional products, partially offset by lower deposits on fixed annuities. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

       Corporate and Other    Fluctuations in the Corporate and Other operating cash flows were primarily due to the timing of intercompany settlements. Investing activities primarily relate to investments in the parent company portfolio, including the acquisition of Esurance and Answer Financial. Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, repayment of debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.

       Contractual obligations and commitments    Our contractual obligations as of December 31, 2011 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral (1)	$462	$462	$—	$—	$—
Contractholder funds (2)	55,368	6,771	12,808	7,651	28,138
Reserve for life-contingent contract benefits (2)	35,097	1,140	2,154	2,067	29,736
Long-term debt (3)	12,086	701	1,887	539	8,959
Capital lease obligations (3)	38	7	14	4	13
Operating leases (3)	591	182	230	113	66
Unconditional purchase obligations (3)	318	125	155	38	—
Defined benefit pension plans and other postretirement benefit plans (3)(4)	3,207	459	286	294	2,168
Reserve for property-liability insurance claims and claims expense (5)	20,375	9,041	6,148	2,218	2,968
Other liabilities and accrued expenses (6)(7)	3,769	3,530	191	22	26
Net unrecognized tax benefits (8)	25	25	—	—	—

Total contractual cash obligations	$131,336	$22,443	$23,873	$12,946	$72,074

(1)
Liabilities for collateral are typically fully secured with cash or short-term investments. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.
(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies and institutional products. The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $42.33 billion for contractholder funds and $14.45 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2011. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.
(3)
Our payment obligations relating to long-term debt, capital lease obligations, operating leases, unconditional purchase obligations and pension and other post employment benefits ("OPEB") contributions are managed within the structure of our intermediate to long-term liquidity management program. Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2011 because the long-term debt amount above includes interest.
(4)
The pension plans' obligations in the next 12 months represent our planned contributions, and the remaining years' contributions are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans' obligations are estimated based on the expected benefits to be paid. These liabilities are discounted with respect to interest, and as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $1.89 billion included in other liabilities and accrued expenses on the Consolidated Statements of Financial Position.
(5)
Reserve for property-liability insurance claims and claims expense is an estimate of amounts necessary to settle all outstanding claims, including claims that have been IBNR as of the balance sheet date. We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for IBNR claims. The ultimate cost of losses may vary materially from recorded amounts which are our best estimates. The reserve for property-liability insurance claims and claims expense includes loss reserves related to asbestos and environmental claims as of December 31, 2011, of $1.61 billion and $225 million, respectively.

(6)
Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding. Certain of these long-term liabilities are discounted with respect to interest, as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $3.76 billion.
(7)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $10.81 billion and deferred tax liabilities of $2.14 billion netted in the net deferred tax asset of $520 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $273 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.
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

       Our contractual commitments as of December 31, 2011 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commitments – conditional	$193	$110	$7	$3	$73
Other commitments – unconditional	2,015	230	417	1,082	286

Total commitments	$2,208	$340	$424	$1,085	$359

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

       For a more detailed discussion of our off-balance sheet arrangements, see Note 7 of the consolidated financial statements.

ENTERPRISE RISK AND RETURN MANAGEMENT

       Allstate manages enterprise risk under an integrated Enterprise Risk and Return Management ("ERRM") framework with governance and analytics. This framework provides an enterprise view of risks and opportunities and is used by senior leaders and business managers to drive strategic and business decisions. Allstate's risk management strategies adapt to changes in business and market environments and seek to optimize returns. Allstate continually validates and improves its ERRM practices by benchmarking and securing external perspectives for our processes.

       ERRM governance includes an executive management committee structure, Board oversight and chief risk officers ("CROs"). The Enterprise Risk & Return Council ("ERRC") is Allstate's senior risk management committee. It directs ERRM by establishing risk-return targets, determining economic capital levels and directing integrated strategies and actions from an enterprise perspective. It consists of Allstate's chief executive officer, enterprise and business unit chief risk officers and chief financial officers, general counsel and treasurer. Allstate's Board of Directors and Audit Committee provide ERRM oversight by reviewing enterprise principles, guidelines and limits for Allstate's significant risks and by monitoring strategies and actions management has taken to control these risks.

       CROs are appointed for the enterprise and for Allstate Protection, Allstate Financial and Allstate Investments. Collectively, the CROs create an integrated approach to risk and return management to ensure risk management practices and strategies are aligned with Allstate's overall enterprise objectives.

       Our ERRM governance is supported with an analytic framework to manage risk exposure and optimize returns on risk-adjusted capital. Allstate views economic capital primarily on a statutory accounting basis. Management and the ERRC use enterprise stochastic modeling, risk expertise and judgment to determine an appropriate level of enterprise economic capital to hold considering a broad range of risk objectives. These include limiting risks of financial stress, insolvency, likelihood of capital stress and volatility, maintaining stakeholder value and financial strength ratings and satisfying regulatory risk-based capital requirements. Enterprise economic capital approximates a combination of statutory surplus and deployable invested assets at the parent holding company level.

       Using our governance and analytic framework, Allstate designs business and enterprise strategies that seek to optimize returns on risk-adjusted capital. Examples include shifting Allstate Financial away from spread-based products toward underwritten products, implementing a suite of margin improvement and exposure reduction actions in homeowners insurance and shifting our fixed income securities portfolio from short and long maturities towards intermediate maturities to optimize returns, reductions in certain asset classes such as municipal securities or European sovereign debt and manage risk under a steep and potentially changing interest rate curve.

REGULATION AND LEGAL PROCEEDINGS

       We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 14 of the consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Year Ended December 31,
	2011	2010	2009
Revenues
Property-liability insurance premiums (net of reinsurance ceded of $1,098, $1,092 and $1,056)	$25,942	$25,957	$26,194
Life and annuity premiums and contract charges (net of reinsurance ceded of $750, $804 and $838)	2,238	2,168	1,958
Net investment income	3,971	4,102	4,444
Realized capital gains and losses:
Total other-than-temporary impairment losses	(563)	(937)	(2,376)
Portion of loss recognized in other comprehensive income	(33)	(64)	457

Net other-than-temporary impairment loss recognized in earnings	(596)	(1,001)	(1,919)
Sales and other realized capital gains and losses	1,099	174	1,336

Total realized capital gains and losses	503	(827)	(583)

	32,654	31,400	32,013

Costs and expenses
Property-liability insurance claims and claims expense (net of reinsurance ceded of $927, $271 and $415)	20,161	18,951	18,746
Life and annuity contract benefits (net of reinsurance ceded of $653, $702 and $642)	1,761	1,815	1,617
Interest credited to contractholder funds (net of reinsurance ceded of $27, $32 and $32)	1,645	1,807	2,126
Amortization of deferred policy acquisition costs	4,233	4,034	4,754
Operating costs and expenses	3,468	3,281	3,007
Restructuring and related charges	44	30	130
Interest expense	367	367	392

	31,679	30,285	30,772

(Loss) gain on disposition of operations	(15)	11	7

Income from operations before income tax expense	960	1,126	1,248
Income tax expense	172	198	394

Net income	$788	$928	$854

Earnings per share:
Net income per share – Basic	$1.51	$1.72	$1.58

Weighted average shares – Basic	520.7	540.3	539.6

Net income per share – Diluted	$1.51	$1.71	$1.58

Weighted average shares – Diluted	523.1	542.5	540.9

Cash dividends declared per share	$0.84	$0.80	$0.80

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2011	2010	2009
Net income	$788	$928	$854
Other comprehensive income, after-tax
Changes in:
Unrealized net capital gains and losses	428	1,785	3,446
Unrealized foreign currency translation adjustments	(12)	23	41
Unrecognized pension and other postretirement benefit cost	(239)	94	(214)

Other comprehensive income, after-tax	177	1,902	3,273

Comprehensive income	$965	$2,830	$4,127

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2011	2010
Assets
Investments
Fixed income securities, at fair value (amortized cost $73,379 and $78,786)	$76,113	$79,612
Equity securities, at fair value (cost $4,203 and $4,228)	4,363	4,811
Mortgage loans	7,139	6,679
Limited partnership interests	4,697	3,816
Short-term, at fair value (amortized cost $1,291 and $3,279)	1,291	3,279
Other	2,015	2,286

Total investments	95,618	100,483
Cash	776	562
Premium installment receivables, net	4,920	4,839
Deferred policy acquisition costs	4,443	4,769
Reinsurance recoverables, net	7,251	6,552
Accrued investment income	826	809
Deferred income taxes	520	784
Property and equipment, net	914	921
Goodwill	1,242	874
Other assets	2,069	1,605
Separate Accounts	6,984	8,676

Total assets	$125,563	$130,874

Liabilities
Reserve for property-liability insurance claims and claims expense	$20,375	$19,468
Reserve for life-contingent contract benefits	14,449	13,482
Contractholder funds	42,332	48,195
Unearned premiums	10,057	9,800
Claim payments outstanding	827	737
Other liabilities and accrued expenses	5,929	5,564
Long-term debt	5,908	5,908
Separate Accounts	6,984	8,676

Total liabilities	106,861	111,830

Commitments and Contingent Liabilities (Note 7, 8 and 14)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 501 million and 533 million shares outstanding	9	9
Additional capital paid-in	3,189	3,176
Retained income	32,321	31,969
Deferred ESOP expense	(43)	(44)
Treasury stock, at cost (399 million and 367 million shares)	(16,795)	(15,910)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(174)	(190)
Other unrealized net capital gains and losses	2,041	1,089
Unrealized adjustment to DAC, DSI and insurance reserves	(504)	36

Total unrealized net capital gains and losses	1,363	935
Unrealized foreign currency translation adjustments	57	69
Unrecognized pension and other postretirement benefit cost	(1,427)	(1,188)

Total accumulated other comprehensive loss	(7)	(184)

Total shareholders' equity	18,674	19,016
Noncontrolling interest	28	28

Total equity	18,702	19,044

Total liabilities and equity	$125,563	$130,874

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

($ in millions, except per share data)	Year Ended December 31,
	2011	2010	2009

Common stock	$9	$9	$9

Additional capital paid-in
Balance, beginning of year	3,176	3,172	3,130
Equity incentive plans activity	13	4	42

Balance, end of year	3,189	3,176	3,172

Retained income
Balance, beginning of year	31,969	31,492	30,207
Net income	788	928	854
Dividends ($0.84, $0.80 and $0.80 per share)	(436)	(433)	(432)
Cumulative effect of change in accounting principle	—	(18)	863

Balance, end of year	32,321	31,969	31,492

Deferred ESOP expense
Balance, beginning of year	(44)	(47)	(49)
Payments	1	3	2

Balance, end of year	(43)	(44)	(47)

Treasury stock
Balance, beginning of year	(15,910)	(15,828)	(15,855)
Shares acquired	(950)	(166)	(3)
Shares reissued under equity incentive plans, net	65	84	30

Balance, end of year	(16,795)	(15,910)	(15,828)

Accumulated other comprehensive income
Balance, beginning of year	(184)	(2,106)	(4,801)
Cumulative effect of change in accounting principle	—	20	(578)
Change in unrealized net capital gains and losses	428	1,785	3,446
Change in unrealized foreign currency translation adjustments	(12)	23	41
Change in unrecognized pension and other postretirement benefit cost	(239)	94	(214)

Balance, end of year	(7)	(184)	(2,106)

Total shareholders' equity	18,674	19,016	16,692

Noncontrolling interest
Balance, beginning of year	28	29	32
Cumulative effect of change in accounting principle	—	10	—
Change in noncontrolling interest ownership	(4)	(14)	(3)
Noncontrolling gain	4	3	—

Balance, end of year	28	28	29

Total equity	$18,702	$19,044	$16,721

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$788	$928	$854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	252	94	(91)
Realized capital gains and losses	(503)	827	583
Loss (gain) on disposition of operations	15	(11)	(7)
Interest credited to contractholder funds	1,645	1,807	2,126
Changes in:
Policy benefits and other insurance reserves	(77)	238	(577)
Unearned premiums	37	(40)	(247)
Deferred policy acquisition costs	167	(94)	514
Premium installment receivables, net	33	10	26
Reinsurance recoverables, net	(716)	(265)	(85)
Income taxes	134	200	1,660
Other operating assets and liabilities	154	(5)	(455)

Net cash provided by operating activities	1,929	3,689	4,301

Cash flows from investing activities
Proceeds from sales
Fixed income securities	29,436	22,881	21,359
Equity securities	2,012	4,349	6,894
Limited partnership interests	1,000	505	369
Mortgage loans	97	124	340
Other investments	164	121	520
Investment collections
Fixed income securities	4,951	5,147	5,556
Mortgage loans	634	1,076	1,764
Other investments	123	137	117
Investment purchases
Fixed income securities	(27,896)	(25,745)	(29,573)
Equity securities	(1,824)	(3,564)	(8,496)
Limited partnership interests	(1,696)	(1,342)	(784)
Mortgage loans	(1,241)	(120)	(26)
Other investments	(204)	(181)	(64)
Change in short-term investments, net	2,182	(382)	5,981
Change in other investments, net	(415)	(519)	(340)
(Acquisition) disposition of operations, net of cash acquired	(916)	7	12
Purchases of property and equipment, net	(246)	(162)	(189)

Net cash provided by investing activities	6,161	2,332	3,440

Cash flows from financing activities
Proceeds from issuance of long-term debt	7	—	1,003
Repayment of long-term debt	(7)	(2)	(752)
Contractholder fund deposits	2,176	2,980	4,150
Contractholder fund withdrawals	(8,680)	(8,470)	(11,406)
Dividends paid	(435)	(430)	(542)
Treasury stock purchases	(953)	(152)	(4)
Shares reissued under equity incentive plans, net	19	28	3
Excess tax benefits on share-based payment arrangements	(5)	(7)	(5)
Other	2	(18)	9

Net cash used in financing activities	(7,876)	(6,071)	(7,544)

Net increase (decrease) in cash	214	(50)	197
Cash at beginning of year	562	612	415

Cash at end of year	$776	$562	$612

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

Nature of operations

       Allstate is engaged, principally in the United States, in the property-liability insurance, life insurance, retirement and investment product business. Allstate's primary business is the sale of private passenger auto and homeowners insurance. The Company also sells several other personal property and casualty insurance products, select commercial property and casualty coverages, life insurance, annuities, voluntary accident and health insurance and funding agreements. Allstate primarily distributes its products through exclusive agencies, financial specialists, independent agencies, call centers and the internet.

       The Allstate Protection segment principally sells private passenger auto and homeowners insurance, with earned premiums accounting for 79% of Allstate's 2011 consolidated revenues. Allstate was the country's second largest insurer for both private passenger auto and homeowners insurance as of December 31, 2010. Allstate Protection, through several companies, is authorized to sell certain property-liability products in all 50 states, the District of Columbia and Puerto Rico. The Company is also authorized to sell certain insurance products in Canada. For 2011, the top geographic locations for premiums earned by the Allstate Protection segment were New York, California, Texas, Florida and Pennsylvania. No other jurisdiction accounted for more than 5% of premiums earned for Allstate Protection.

       Allstate has exposure to catastrophes, an inherent risk of the property-liability insurance business, which have contributed, and will continue to contribute, to material year-to-year fluctuations in the Company's results of operations and financial position (see Note 8). The nature and level of catastrophic loss caused by natural events (high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes) and man-made events (terrorism and industrial accidents) experienced in any period cannot be predicted and could be material to results of operations and financial position. The Company considers the greatest areas of potential catastrophe losses due to hurricanes to generally be major metropolitan centers in counties along the eastern and gulf coasts of the United States. The Company considers the greatest areas of potential catastrophe losses due to earthquakes and fires following earthquakes to be major metropolitan areas near fault lines in the states of California, Oregon, Washington, South Carolina, Missouri, Kentucky and Tennessee. The Company also has exposure to asbestos, environmental and other discontinued lines claims (see Note 14).

       The Allstate Financial segment sells life insurance, retirement and investment products and voluntary accident and health insurance. The principal individual products are interest-sensitive, traditional and variable life insurance; fixed annuities including deferred and immediate; and voluntary accident and health insurance. The institutional product line, which the Company most recently offered in 2008, consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. Banking products and services were previously offered to customers through the Allstate Bank. In 2011, after receiving regulatory approval to voluntarily dissolve, Allstate Bank ceased operations. In the first half of 2012 the Company expects to cancel the bank's charter and deregister The Allstate Corporation as a savings and loan holding company.

       Allstate Financial, through several companies, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2011, the top geographic locations for statutory premiums and annuity considerations for the Allstate Financial segment were California, Texas, Florida and Nebraska. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for

Allstate Financial. Allstate Financial distributes its products to individuals through multiple distribution channels, including Allstate exclusive agencies and exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), specialized structured settlement brokers and directly through call centers and the internet.

       Allstate has exposure to market risk as a result of its investment portfolio. Market risk is the risk that the Company will incur realized and unrealized net capital losses due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates. The Company's primary market risk exposures are to changes in interest rates, credit spreads and equity prices. Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of its interest bearing assets and liabilities. This risk arises from many of the Company's primary activities, as it invests substantial funds in interest-sensitive assets and issues interest-sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields. Credit spread risk is the risk that the Company will incur a loss due to adverse changes in credit spreads. This risk arises from many of the Company's primary activities, as the Company invests substantial funds in spread-sensitive fixed income assets. Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

       The Company monitors economic and regulatory developments that have the potential to impact its business. Federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures from time to time consider legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress and various state legislatures also consider proposals to reduce the taxation of certain products or investments that may compete with life insurance or annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of the Company's products making them less competitive. Such proposals, if adopted, could have an adverse effect on the Company's financial position or Allstate Financial's ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

2.    Summary of Significant Accounting Policies

Investments

       Fixed income securities include bonds, residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS") and redeemable preferred stocks. Fixed income securities, which may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes, certain life and annuity deferred policy acquisition costs ("DAC"), certain deferred sales inducement costs ("DSI") and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs, including prepayments, is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.

       Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Equity securities are designated as available for sale and are carried at fair value. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income.

       Mortgage loans are carried at outstanding principal balances, net of unamortized premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected.

       Investments in limited partnership interests, including interests in private equity/debt funds, real estate funds, hedge funds and tax credit funds, where the Company's interest is so minor that it exercises virtually no influence over operating and financial policies are accounted for in accordance with the cost method of accounting; all other investments in limited partnership interests are accounted for in accordance with the equity method of accounting ("EMA").

       Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value. Other investments primarily consist of policy loans, bank loans and derivatives. Policy loans are carried at unpaid principal balances and were $1.15 billion and $1.14 billion as of December 31, 2011 and 2010, respectively. Bank loans are primarily senior secured corporate loans and are carried at amortized cost. Derivatives are carried at fair value.

       Investment income primarily consists of interest, dividends, income from cost method limited partnership interests and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for certain RMBS, CMBS and ABS is determined considering estimated pay-downs, including prepayments, obtained from third party data sources and internal estimates. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For beneficial interests in securitized financial assets not of high credit quality, the effective yield is recalculated on a prospective basis. For other RMBS, CMBS and ABS, the effective yield is recalculated on a retrospective basis. For other-than-temporarily impaired fixed income securities, the effective yield method utilizes the difference between the amortized cost basis at impairment and the cash flows expected to be collected. Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for mortgage loans and bank loans that are in default or when full and timely collection of principal and interest payments is not probable. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value. Income from cost method limited partnership interests is recognized upon receipt of amounts distributed by the partnerships.

       Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, adjustments to valuation allowances on mortgage loans, periodic changes in fair value and settlements of certain derivatives including hedge ineffectiveness, and income from EMA limited partnership interests. Realized capital gains and losses on investment sales, including calls and principal payments, are determined on a specific identification basis. Income from EMA limited partnership interests is recognized based on the Company's share of the earnings of the partnerships, and is recognized on a delay due to the availability of the related financial statements. Income recognition on hedge funds is generally on a one month delay and income recognition on private equity/debt funds, real estate funds and tax credit funds is generally on a three month delay.

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

Derivative and embedded derivative financial instruments

       Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate and equity), options (including swaptions), interest rate caps and floors, warrants and rights, foreign currency swaps, foreign currency forwards, certain investment risk transfer reinsurance agreements, and certain bond forward purchase commitments. Derivatives required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in certain fixed income securities, equity-indexed life and annuity contracts, reinsured variable annuity contracts and certain funding agreements.

       All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The change in fair value of derivatives embedded in certain fixed income securities and subject to bifurcation is reported in realized capital gains and losses. The change in fair value of derivatives embedded in life and annuity product contracts and subject to bifurcation is reported in life and annuity contract benefits or interest credited to contractholder funds. Cash flows from embedded derivatives subject to bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks, respectively, within the Consolidated Statements of Cash Flows. Cash flows from other derivatives are reported in cash flows from investing activities within the Consolidated Statements of Cash Flows.

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

       Fair value hedges    The change in fair value of hedging instruments used in fair value hedges of investment assets or a portion thereof is reported in net investment income, together with the change in fair value of the hedged items. The change in fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof is reported in interest credited to contractholder funds, together with the change in fair value of the hedged items. Accrued periodic settlements on swaps are reported together with the changes in fair value of the swaps in net investment income or interest credited to contractholder funds. The amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying value of the hedged liability is adjusted for the change in fair value of the hedged risk.

       Cash flow hedges    For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives representing the effective portion of the hedge are reported in accumulated other comprehensive income. Amounts are reclassified to net investment income, realized capital gains and losses or interest expense as the hedged or forecasted transaction affects income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to income, or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

       Termination of hedge accounting    If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable or the hedged asset becomes other-than-temporarily impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as non-hedge or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof which has already been recognized in income while the hedge was in place and used to adjust the amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying value of the hedged liability, is amortized over the remaining life of the hedged asset, liability or portion thereof, and reflected in net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied. If the hedged item in a fair value hedge is an asset that has become other-than-temporarily impaired, the adjustment made to the amortized cost for fixed income securities or the carrying value for mortgage loans is subject to the accounting policies applied to other-than-temporarily impaired assets.

       When a derivative instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to income as the hedged risk impacts income. If the derivative instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative instrument used in a cash flow hedge of a forecasted transaction is terminated because it is probable the forecasted transaction will not occur, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied.

       Non-hedge derivative financial instruments    For derivatives for which hedge accounting is not applied, the income statement effects, including fair value gains and losses and accrued periodic settlements, are reported either in realized capital gains and losses or in a single line item together with the results of the associated asset or liability for which risks are being managed.

Securities loaned

       The Company's business activities include securities lending transactions, which are used primarily to generate net investment income. The proceeds received in conjunction with securities lending transactions are reinvested in short-term investments and fixed income securities. These transactions are short-term in nature, usually 30 days or less.

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

Recognition of premium revenues and contract charges, and related benefits and interest credited

       Property-liability premiums are deferred and earned on a pro-rata basis over the terms of the policies, typically periods of six or twelve months. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premium installment receivables and adjusts its valuation allowance as appropriate. The valuation allowance for uncollectible premium installment receivables was $70 million and $75 million as of December 31, 2011 and 2010, respectively.

       Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Voluntary accident and health insurance products are expected to remain in force for an extended period. Premiums from these products are recognized as revenue when due from policyholders. Benefits are reflected in life and annuity contract benefits and recognized in relation to premiums, so that profits are recognized over the life of the policy.

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

Deferred policy acquisition and sales inducement costs

       Costs that vary with and are primarily related to acquiring property-liability insurance, life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration, premium taxes, inspection costs, and certain underwriting expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuity and interest-sensitive life contracts. These sales inducements are primarily in the form of additional credits to the customer's account balance or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements. All other acquisition costs are expensed as incurred and included in operating costs and expenses. DAC associated with property-liability insurance is amortized into income as premiums are earned, typically over periods of six or twelve months, and is included in amortization of deferred policy acquisition costs. Future investment income is considered in determining the recoverability of DAC. Amortization of DAC associated with life insurance and investment contracts is included in amortization of deferred policy acquisition costs and is described in more detail below. DSI is amortized into income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds. DAC and DSI are periodically reviewed for recoverability and adjusted if necessary.

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

       For interest-sensitive life, fixed annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities. The cumulative DAC and DSI amortization is reestimated and adjusted by a cumulative charge or credit to income when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP. When DAC or DSI amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC or DSI balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements. Negative amortization is only recorded when the increased DAC or DSI balance is determined to be recoverable based on facts and circumstances. Recapitalization of DAC and DSI is limited to the originally deferred costs plus interest.

       AGP and EGP primarily consist of the following components: contract charges for the cost of insurance less mortality costs and other benefits; investment income and realized capital gains and losses less interest credited; and surrender and other contract charges less maintenance expenses. The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable. For products whose supporting investments are exposed to capital losses in excess of the Company's expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC and DSI amortization may be modified to exclude the excess capital losses.

       The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life, fixed annuities and other investment contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC or DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively.

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

       Customers of the Company may exchange one insurance policy or investment contract for another offered by the Company, or make modifications to an existing investment, life or property-liability contract issued by the Company. These transactions are identified as internal replacements for accounting purposes. Internal replacement transactions determined to result in replacement contracts that are substantially unchanged from the replaced contracts are accounted for as continuations of the replaced contracts. Unamortized DAC and DSI related to the replaced contracts continue to be deferred and amortized in connection with the replacement contracts. For interest-sensitive life and investment contracts, the EGP of the replacement contracts are treated as a revision to the EGP of the replaced contracts in the determination of amortization of DAC and DSI. For traditional life and property-liability insurance policies, any changes to unamortized DAC that result from replacement contracts are treated as prospective revisions. Any costs associated with the issuance of replacement contracts are characterized as maintenance costs and expensed as incurred. Internal replacement transactions determined to result in a substantial change to the replaced contracts are accounted for as an extinguishment of the replaced contracts, and any unamortized DAC and DSI related to the replaced contracts are eliminated with a corresponding charge to amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively.

       The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $136 million and $133 million as of December 31, 2011 and 2010, respectively. Amortization expense of the present value of future profits was $39 million, $23 million and $28 million in 2011, 2010 and 2009, respectively.

Reinsurance

       In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The Company has also used reinsurance to effect the acquisition or disposition of certain blocks of business. The amounts reported as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. For catastrophe coverage, the cost of reinsurance premiums is recognized ratably over the contract period to the extent coverage remains available. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers, including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance as appropriate.

Goodwill

       Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $824 million and $418 million as of December 31, 2011 and $456 million and $418 million as of December 31, 2010 for the Allstate Protection segment and the Allstate Financial segment, respectively. The increase in 2011 relates to the acquisition of Esurance and Answer Financial. The Company's reporting units are equivalent to its reporting segments, Allstate Protection and Allstate Financial. Goodwill is allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination. Goodwill is not amortized but is tested for impairment at least annually. The Company performs its annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter. The Company also reviews goodwill for impairment whenever events or changes in circumstances, such as deteriorating or adverse market conditions, indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.

       To estimate the fair value of its reporting units, the Company may utilize a combination of widely accepted valuation techniques including a stock price and market capitalization analysis, discounted cash flow calculations and peer company price to earnings multiples analysis. The stock price and market capitalization analysis takes into consideration the quoted market price of the Company's outstanding common stock and includes a control premium, derived from historical insurance industry acquisition activity, in determining the estimated fair value of the consolidated entity before allocating that fair value to individual reporting units. The discounted cash flow analysis utilizes long term assumptions for revenue growth, capital growth, earnings projections including those used in the Company's strategic plan, and an appropriate discount rate. The peer company price to earnings multiples analysis takes into consideration the price earnings multiples of peer companies for each reporting unit and estimated income from the Company's strategic plan.

       Goodwill impairment evaluations indicated no impairment as of December 31, 2011 or 2010.

Property and equipment

       Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Certain facilities and equipment held under capital leases are also classified as property and equipment with the related lease obligations recorded as liabilities. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $2.29 billion and $2.41 billion as of December 31, 2011 and 2010, respectively. Depreciation expense on property and equipment was $222 million, $239 million and $256 million in 2011, 2010 and 2009, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Income taxes

       The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are DAC, unrealized capital gains and losses on certain investments, differences in tax bases of invested assets, insurance reserves and unearned premiums. A deferred tax asset valuation allowance is established when there is uncertainty that such assets will be realized.

Reserves for property-liability insurance claims and claims expense and life-contingent contract benefits

       The reserve for property-liability insurance claims and claims expense is the estimate of amounts necessary to settle all reported and unreported claims for the ultimate cost of insured property-liability losses, based upon the facts of each case and the Company's experience with similar cases. Estimated amounts of salvage and subrogation are deducted from the reserve for claims and claims expense. The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting reestimates are reflected in current results of operations.

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

Contractholder funds

       Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance, fixed annuities, bank deposits and funding agreements. Contractholder funds primarily comprise deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts and reserves for certain guarantees on reinsured variable annuity contracts.

Separate accounts

       Separate accounts assets are carried at fair value. The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at an amount equal to the separate accounts assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore are not included in the Company's Consolidated Statements of Operations. Deposits to and surrenders and withdrawals from the separate accounts are reflected in separate accounts liabilities and are not included in consolidated cash flows.

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

Deferred Employee Stock Ownership Plan ("ESOP") expense

       Deferred ESOP expense represents the remaining unrecognized cost of shares acquired by the Allstate ESOP to pre-fund a portion of the Company's contribution to the Allstate 401(k) Savings Plan.

Equity incentive plans

       The Company currently has equity incentive plans that permit the Company to grant nonqualified stock options, incentive stock options and restricted stock units ("equity awards") to certain employees and directors of the Company. The Company recognizes the fair value of equity awards computed at the award date over the period in which the requisite service is rendered. The Company uses a binomial lattice model to determine the fair value of employee stock options.

Off-balance-sheet financial instruments

       Commitments to invest, commitments to purchase private placement securities, commitments to extend loans, financial guarantees and credit guarantees have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Consolidated Statements of Financial Position (see Note 7 and Note 14).

Consolidation of variable interest entities ("VIEs")

       The Company consolidates VIEs when it is the primary beneficiary. A primary beneficiary is the entity with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE (see Note 12).

Foreign currency translation

       The local currency of the Company's foreign subsidiaries is deemed to be the functional currency of the country in which these subsidiaries operate. The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of a reporting period for assets and liabilities and at average exchange rates during the period for results of operations. The unrealized gains and losses from the translation of the net assets are recorded as unrealized foreign currency translation adjustments and included in accumulated other comprehensive income. Changes in unrealized foreign currency translation adjustments are included in other comprehensive income. Gains and losses from foreign currency transactions are reported in operating costs and expenses and have not been material.

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

       The computation of basic and diluted earnings per share for the years ended December 31 is presented in the following table.

($ in millions, except per share data)	2011	2010	2009
Numerator:
Net income	$788	$928	$854

Denominator:
Weighted average common shares outstanding	520.7	540.3	539.6
Effect of dilutive potential common shares:
Stock options	1.8	2.0	1.3
Restricted stock units (non-participating)	0.6	0.2	—

Weighted average common and dilutive potential common shares outstanding	523.1	542.5	540.9

Earnings per share – Basic	$1.51	$1.72	$1.58
Earnings per share – Diluted	$1.51	$1.71	$1.58

       The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 27.2 million, 26.7 million and 25.9 million Allstate common shares, with exercise prices ranging from $22.71 to $62.84, $27.36 to $64.53 and $23.13 to $65.38, were outstanding in 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share in those years.

Adopted accounting standards

Consolidation Analysis Considering Investments Held through Separate Accounts

       In April 2010, the Financial Accounting Standards Board ("FASB") issued guidance clarifying that an insurer is not required to combine interests in investments held in a qualifying separate account with its interests in the same investments held in the general account when performing a consolidation evaluation. The adoption of this guidance as of January 1, 2011 had no impact on the Company's results of operations or financial position.

Disclosure of Supplementary Pro Forma Information for Business Combinations

       In December 2010, the FASB issued disclosure guidance for entities that enter into material business combinations. The guidance specifies that if an entity presents comparative financial statements, it should disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The Company will apply the guidance to any material business combinations entered into on or after January 1, 2011.

Criteria for Classification as a Troubled Debt Restructuring ("TDR")

       In April 2011, the FASB issued clarifying guidance related to determining whether a loan modification or restructuring should be classified as a TDR. The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. The guidance related to the identification of a TDR is to be applied retrospectively to the beginning of the annual period of adoption. The measurement of impairment on a TDR identified under this guidance is effective prospectively. Additional disclosures about TDRs of financing receivables are also required. The adoption of this guidance as of July 1, 2011 did not have a material effect on the Company's results of operations or financial position.

Pending accounting standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

       In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The guidance specifies that the costs must be directly related to the successful acquisition of insurance contracts. The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct-response advertising accounting criteria are met. The new guidance is effective for reporting periods beginning after December 15, 2011. The Company will adopt the new guidance retrospectively. Upon adoption on January 1, 2012, the DAC balance will be reduced by an estimated $571 million with a corresponding decrease to shareholders' equity of an estimated $375 million, net of taxes. In future periods, operating costs and expenses will increase since a lower amount of acquisition costs will be capitalized, which will be partially offset by a decrease in amortization of DAC due to the retrospective reduction of the DAC balance.

Criteria for Determining Effective Control for Repurchase Agreements

       In April 2011, the FASB issued guidance modifying the assessment criteria of effective control for repurchase agreements. The new guidance removes the criteria requiring an entity to have the ability to repurchase or redeem financial assets on substantially the agreed terms and the collateral maintenance guidance related to that criteria. The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur during reporting periods beginning on or after December 15, 2011. Early adoption is not permitted. The impact of adoption is not expected to be material to the Company's results of operations or financial position.

Amendments to Fair Value Measurement and Disclosure Requirements

       In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures. Changes were made to improve consistency in global application. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2011. Early adoption is not permitted. The impact of adoption is not expected to be material to the Company's results of operations or financial position.

Presentation of Comprehensive Income

       In June and December 2011, the FASB issued guidance amending the presentation of comprehensive income and its components. Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively. The new guidance affects presentation only and will have no impact on the Company's results of operations or financial position.

Intangibles – Goodwill and Other

       In September 2011, the FASB issued guidance providing the option to first assess qualitative factors, such as macroeconomic conditions and industry and market considerations, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If impairment is indicated by the qualitative assessment, then it is necessary to perform the two-step goodwill impairment test. If the option is not elected, the guidance requiring the two-step goodwill impairment test is unchanged. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The impact of adoption is not expected to be material to the Company's results of operations or financial position.

Disclosures about Offsetting Assets and Liabilities for Financial Instruments and Derivative Instruments

       In December 2011, the FASB issued guidance requiring expanded disclosures, including both gross and net information, for financial instruments and derivative instruments that are either offset in the reporting entity's financial statements or those that are subject to an enforceable master netting arrangement or similar agreement. The guidance is effective for reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively. The new guidance affects disclosures only and will have no impact on the Company's results of operations or financial position.

3.    Acquisition

       On October 7, 2011, The Allstate Corporation acquired all of the shares of White Mountains, Inc. and Answer Financial Inc. ("Answer Financial") from White Mountains Holdings (Luxembourg) S.à r.l. for $1.01 billion in cash. White Mountains, Inc. primarily comprises the Esurance insurance business ("Esurance"). Esurance sells private passenger auto insurance direct to consumers online, through a call center and through select agents, including Answer Financial. Answer Financial is an independent personal lines insurance agency that offers comparison quotes for auto and homeowners insurance from more than a dozen insurance companies through its website and over the phone. Esurance expands the Company's ability to serve the self-directed, brand-sensitive market segment. Answer Financial strengthens the Company's offering to self-directed consumers who want a choice between insurance carriers.

       In connection with the acquisition, the Company recorded present value of future profits of $42 million, goodwill of $368 million, other intangible assets of $426 million, reserve for property-liability claims and claims expense of $487 million, and unearned premiums of $229 million.

4.    Supplemental Cash Flow Information

       Non-cash investment exchanges, including modifications of certain mortgage loans (primarily refinances at maturity with no concessions granted to the borrower), fixed income securities, limited partnerships and other investments, as well as mergers completed with equity securities, totaled $601 million, $664 million and $485 million for the years ended December 31, 2011, 2010 and 2009, respectively.

       Liabilities for collateral received in conjunction with the Company's securities lending program were $419 million, $461 million and $449 million as of December 31, 2011, 2010 and 2009, respectively, and are reported in other liabilities and accrued expenses. Obligations to return cash collateral for over-the-counter ("OTC") derivatives were $43 million, $23 million and $209 million as of December 31, 2011, 2010 and 2009, respectively, and are reported in other liabilities and accrued expenses or other investments. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Net change in proceeds managed
Net change in short-term investments	$21	$171	$(316)

Operating cash flow provided (used)	21	171	(316)
Net change in cash	1	3	(2)

Net change in proceeds managed	$22	$174	$(318)

Net change in liabilities
Liabilities for collateral, beginning of year	$(484)	$(658)	$(340)
Liabilities for collateral, end of year	(462)	(484)	(658)

Operating cash flow (used) provided	$(22)	$(174)	$318

5.    Investments

Fair values

       The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

		Gross unrealized
($ in millions)	Amortized cost			Fair value
		Gains	Losses
December 31, 2011
U.S. government and agencies	$5,966	$349	$—	$6,315
Municipal	13,634	863	(256)	14,241
Corporate	41,217	2,743	(379)	43,581
Foreign government	1,866	216	(1)	2,081
RMBS	4,532	110	(521)	4,121
CMBS	1,962	48	(226)	1,784
ABS	4,180	73	(287)	3,966
Redeemable preferred stock	22	2	—	24

Total fixed income securities	$73,379	$4,404	$(1,670)	$76,113

		Gross unrealized
($ in millions)	Amortized cost			Fair value
		Gains	Losses
December 31, 2010
U.S. government and agencies	$8,320	$327	$(51)	$8,596
Municipal	16,201	379	(646)	15,934
Corporate	36,260	1,816	(421)	37,655
Foreign government	2,821	347	(10)	3,158
RMBS	8,509	216	(732)	7,993
CMBS	2,213	58	(277)	1,994
ABS	4,425	113	(294)	4,244
Redeemable preferred stock	37	1	—	38

Total fixed income securities	$78,786	$3,257	$(2,431)	$79,612

Scheduled maturities

       The scheduled maturities for fixed income securities are as follows as of December 31, 2011:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$3,243	$3,279
Due after one year through five years	21,377	22,153
Due after five years through ten years	21,718	23,247
Due after ten years	18,329	19,347

	64,667	68,026
RMBS and ABS	8,712	8,087

Total	$73,379	$76,113

       Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity. CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

       Net investment income for the years ended December 31 is as follows:

($ in millions)	2011	2010	2009
Fixed income securities	$3,484	$3,737	$3,998
Equity securities	122	90	80
Mortgage loans	359	385	498
Limited partnership interests	88	40	17
Short-term investments	6	8	27
Other	95	19	(10)

Investment income, before expense	4,154	4,279	4,610
Investment expense	(183)	(177)	(166)

Net investment income	$3,971	$4,102	$4,444

Realized capital gains and losses

       Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Fixed income securities	$712	$(366)	$(302)
Equity securities	63	153	181
Mortgage loans	(27)	(71)	(144)
Limited partnership interests	159	57	(446)
Derivatives	(397)	(600)	206
Other	(7)	—	(78)

Realized capital gains and losses	$503	$(827)	$(583)

       Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Impairment write-downs	$(496)	$(797)	$(1,562)
Change in intent write-downs	(100)	(204)	(357)

Net other-than-temporary impairment losses recognized in earnings	(596)	(1,001)	(1,919)
Sales	1,336	686	1,272
Valuation of derivative instruments	(291)	(427)	367
Settlements of derivative instruments	(105)	(174)	(162)
EMA limited partnership income	159	89	(141)

Realized capital gains and losses	$503	$(827)	$(583)

       Gross gains of $1.27 billion, $819 million and $1.21 billion and gross losses of $240 million, $435 million and $373 million were realized on sales of fixed income securities during 2011, 2010 and 2009, respectively.

       Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2011			2010			2009
	Gross	Included in OCI	Net	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(59)	$(3)	$(62)	$(203)	$24	$(179)	$(140)	$10	$(130)
Corporate	(30)	6	(24)	(68)	2	(66)	(213)	(13)	(226)
Foreign government	(1)	—	(1)	—	—	—	(17)	—	(17)
RMBS	(196)	(39)	(235)	(381)	(47)	(428)	(672)	384	(288)
CMBS	(66)	1	(65)	(94)	(27)	(121)	(411)	102	(309)
ABS	(9)	2	(7)	(14)	(16)	(30)	(208)	(26)	(234)

Total fixed income securities	(361)	(33)	(394)	(760)	(64)	(824)	(1,661)	457	(1,204)
Equity securities	(139)	—	(139)	(57)	—	(57)	(264)	—	(264)
Mortgage loans	(37)	—	(37)	(71)	—	(71)	(103)	—	(103)
Limited partnership interests	(6)	—	(6)	(46)	—	(46)	(308)	—	(308)
Other	(20)	—	(20)	(3)	—	(3)	(40)	—	(40)

Other-than-temporary impairment losses	$(563)	$(33)	$(596)	$(937)	$(64)	$(1,001)	$(2,376)	$457	$(1,919)

       The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amount excludes $172 million and $322 million as of December 31, 2011 and 2010, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	December 31, 2011	December 31, 2010
Municipal	$(11)	$(27)
Corporate	(35)	(31)
RMBS	(353)	(467)
CMBS	(19)	(49)
ABS	(21)	(41)

Total	$(439)	$(615)

       Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2011	2010	2009
Beginning balance	$(1,046)	$(1,187)	$—
Beginning balance of cumulative credit loss for securities held as of April 1, 2009	—	—	(1,357)
Cumulative effect of change in accounting principle	—	81	—
Additional credit loss for securities previously other-than-temporarily impaired	(152)	(314)	(136)
Additional credit loss for securities not previously other-than-temporarily impaired	(150)	(312)	(518)
Reduction in credit loss for securities disposed or collected	379	638	824
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	15	43	—
Change in credit loss due to accretion of increase in cash flows	10	5	—

Ending balance	$(944)	$(1,046)	$(1,187)

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

Unrealized net capital gains and losses

       Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

		Gross unrealized
	Fair value			Unrealized net gains (losses)
($ in millions)		Gains	Losses
December 31, 2011
Fixed income securities	$76,113	$4,404	$(1,670)	$2,734
Equity securities	4,363	369	(209)	160
Short-term investments	1,291	—	—	—
Derivative instruments (1)	(12)	3	(20)	(17)
EMA limited partnership interests (2)				2

Unrealized net capital gains and losses, pre-tax				2,879
Amounts recognized for:
Insurance reserves (3)				(637)
DAC and DSI (4)				(139)

Amounts recognized				(776)
Deferred income taxes				(740)

Unrealized net capital gains and losses, after-tax				$1,363

(1)
Included in the fair value of derivative instruments are $(5) million classified as assets and $7 million classified as liabilities.
(2)
Unrealized net capital gains and losses for limited partnership interests represent the Company's share of EMA limited partnerships' other comprehensive income. Fair value and gross gains and losses are not applicable.
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

		Gross unrealized
	Fair value			Unrealized net gains (losses)
December 31, 2010		Gains	Losses
Fixed income securities	$79,612	$3,257	$(2,431)	$826
Equity securities	4,811	646	(63)	583
Short-term investments	3,279	—	—	—
Derivative instruments (1)	(17)	2	(24)	(22)

Unrealized net capital gains and losses, pre-tax				1,387
Amounts recognized for:
Insurance reserves				(41)
DAC and DSI				97

Amounts recognized				56
Deferred income taxes				(508)

Unrealized net capital gains and losses, after-tax				$935

(1)
Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

Change in unrealized net capital gains and losses

       The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2011	2010	2009
Fixed income securities	$1,908	$3,303	$6,019
Equity securities	(423)	404	511
Short-term investments	—	—	(3)
Derivative instruments	5	1	(34)
EMA limited partnership interests	2	—	—

Total	1,492	3,708	6,493
Amounts recognized for:
Insurance reserves	(596)	(41)	378
DAC and DSI	(236)	(893)	(2,510)

Amounts recognized	(832)	(934)	(2,132)
Deferred income taxes	(232)	(969)	(1,493)

Increase in unrealized net capital gains and losses	$428	$1,805	$2,868

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

($ in millions)	Less than 12 months			12 months or more
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
December 31, 2011
Fixed income securities
U.S. government and agencies	4	$61	$—	—	$—	$—	$—
Municipal	29	135	(11)	303	1,886	(245)	(256)
Corporate	307	3,439	(113)	105	1,273	(266)	(379)
Foreign government	11	85	(1)	1	1	—	(1)
RMBS	321	373	(11)	294	1,182	(510)	(521)
CMBS	47	378	(49)	68	489	(177)	(226)
ABS	89	960	(17)	108	1,020	(270)	(287)
Redeemable preferred stock	1	—	—	—	—	—	—

Total fixed income securities	809	5,431	(202)	879	5,851	(1,468)	(1,670)
Equity securities	1,397	2,120	(203)	32	30	(6)	(209)

Total fixed income and equity securities	2,206	$7,551	$(405)	911	$5,881	$(1,474)	$(1,879)

Investment grade fixed income securities	665	$4,480	$(145)	555	$3,773	$(700)	$(845)
Below investment grade fixed income securities	144	951	(57)	324	2,078	(768)	(825)

Total fixed income securities	809	$5,431	$(202)	879	$5,851	$(1,468)	$(1,670)

December 31, 2010
Fixed income securities
U.S. government and agencies	32	$2,081	$(51)	—	$—	$—	$(51)
Municipal	847	4,130	(175)	411	2,715	(471)	(646)
Corporate	438	5,994	(186)	150	1,992	(235)	(421)
Foreign government	33	277	(9)	1	10	(1)	(10)
RMBS	280	583	(12)	422	1,939	(720)	(732)
CMBS	14	158	(3)	114	835	(274)	(277)
ABS	68	762	(8)	133	1,313	(286)	(294)

Total fixed income securities	1,712	13,985	(444)	1,231	8,804	(1,987)	(2,431)
Equity securities	773	610	(48)	44	91	(15)	(63)

Total fixed income and equity securities	2,485	$14,595	$(492)	1,275	$8,895	$(2,002)	$(2,494)

Investment grade fixed income securities	1,607	$13,280	$(408)	857	$6,217	$(943)	$(1,351)
Below investment grade fixed income securities	105	705	(36)	374	2,587	(1,044)	(1,080)

Total fixed income securities	1,712	$13,985	$(444)	1,231	$8,804	$(1,987)	$(2,431)

       As of December 31, 2011, $634 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $634 million, $363 million are related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

       As of December 31, 2011, the remaining $1.25 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $482 million of these unrealized losses were evaluated based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $1.25 billion, $693 million are related to below investment grade fixed income securities and $70 million are related to equity securities. Of these amounts, $486 million of the below investment grade fixed income securities had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2011. Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations.

       RMBS, CMBS and ABS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities' positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for RMBS and ABS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable. Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying securities. Unrealized losses on equity securities are primarily related to temporary equity market fluctuations of securities that are expected to recover.

       As of December 31, 2011, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2011, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

       As of December 31, 2011 and December 31, 2010, the carrying value of equity method limited partnership interests totaled $3.13 billion and $2.47 billion, respectively. The Company recognizes an impairment loss for equity method investments when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. In 2011, 2010 and 2009, the Company had write-downs related to equity method limited partnership interests of $2 million, $1 million and $11 million, respectively.

       As of December 31, 2011 and December 31, 2010, the carrying value for cost method limited partnership interests was $1.57 billion and $1.35 billion, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee's capital. Additionally, the Company's portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds. In 2011, 2010 and 2009, the Company had write-downs related to cost method investments of $4 million, $45 million and $297 million, respectively.

Mortgage loans

       The Company's mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located throughout the United States and totaled, net of valuation allowance, $7.14 billion and $6.68 billion as of December 31, 2011 and 2010, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage loan portfolio. No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage loan portfolio carrying value)	2011	2010
California	22.6%	23.2%
Illinois	9.1	9.4
New Jersey	6.5	6.5
Texas	6.2	5.3
New York	5.8	6.6
Pennsylvania	5.3	5.6

       The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage loan portfolio carrying value)	2011	2010
Office buildings	27.9%	32.1%
Retail	24.8	27.3
Apartment complex	19.6	12.8
Warehouse	19.4	21.9
Other	8.3	5.9

Total	100.0%	100.0%

       The contractual maturities of the mortgage loan portfolio as of December 31, 2011, excluding $43 million of mortgage loans in the process of foreclosure, are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2012	59	$580	8.2%
2013	59	473	6.6
2014	70	935	13.2
2015	64	942	13.3
Thereafter	377	4,166	58.7

Total	629	$7,096	100.0%

       Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Mortgage loan valuation allowances are charged off when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2011.

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

       The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution as of December 31:

($ in millions)	2011			2010
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$345	$—	$345	$280	$—	$280
1.0 - 1.25	1,527	44	1,571	1,583	16	1,599
1.26 - 1.50	1,573	24	1,597	1,520	5	1,525
Above 1.50	3,214	168	3,382	2,540	546	3,086

Total non-impaired mortgage loans	$6,659	$236	$6,895	$5,923	$567	$6,490

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

       The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2011	2010
Impaired mortgage loans with a valuation allowance	$244	$168
Impaired mortgage loans without a valuation allowance	—	21

Total impaired mortgage loans	$244	$189

Valuation allowance on impaired mortgage loans	$63	$84

       The average balance of impaired loans was $210 million, $278 million and $327 million during 2011, 2010 and 2009, respectively.

       The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2011	2010	2009
Beginning balance	$84	$95	$4
Net increase in valuation allowance	37	65	97
Charge offs	(58)	(76)	(6)

Ending balance	$63	$84	$95

       The carrying value of past due mortgage loans as of December 31 is as follows:

($ in millions)	2011	2010
Less than 90 days past due	$—	$12
90 days or greater past due	43	78

Total past due	43	90
Current loans	7,096	6,589

Total mortgage loans	$7,139	$6,679

Municipal bonds

       The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio as of December 31. No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2011	2010
California	10.4%	12.3%
Texas	7.7	10.1
Florida	5.9	5.8
New York	5.3	4.3

Concentration of credit risk

       As of December 31, 2011, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company's shareholders' equity.

Securities loaned

       The Company's business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2011 and 2010, fixed income and equity securities with a carrying value of $406 million and $448 million, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $2 million in 2011, 2010 and 2009.

Other investment information

       Included in fixed income securities are below investment grade assets totaling $6.01 billion and $6.66 billion as of December 31, 2011 and 2010, respectively.

       As of December 31, 2011, fixed income securities and short-term investments with a carrying value of $293 million were on deposit with regulatory authorities as required by law.

       As of December 31, 2011, the carrying value of fixed income securities and other investments that were non-income producing was $36 million.

6.    Fair Value of Assets and Liabilities

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

       The second situation where the Company classifies securities in Level 3 is where specific inputs significant to the fair value estimation models are not market observable. This occurs in two primary instances. The first relates to the Company's use of broker quotes to value certain securities where the inputs have not been corroborated to be market observable. The second relates to auction rate securities ("ARS") backed by student loans for which a key input, the anticipated date liquidity will return to this market, is not market observable.

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

    RMBS and ABS:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads. Certain ABS are valued based on non-binding broker quotes whose inputs have been corroborated to be market observable.

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

Level 3 measurements

  •
  Fixed income securities:

    Municipal:  ARS primarily backed by student loans that have become illiquid due to failures in the auction market are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including estimates of future coupon rates if auction failures continue, the anticipated date liquidity will return to the market and illiquidity premium. Also included are municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners ("NAIC"). The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.

    Corporate, including privately placed:  Primarily valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. Also included are equity-indexed notes which are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, such as volatility. Other inputs include an interest rate yield curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.

    RMBS, CMBS and ABS:  Valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable.

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

       The following table summarizes the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2011:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2011
Assets
Fixed income securities:
U.S. government and agencies	$4,707	$1,608	$—		$6,315
Municipal	—	12,909	1,332		14,241
Corporate	—	42,176	1,405		43,581
Foreign government	—	2,081	—		2,081
RMBS	—	4,070	51		4,121
CMBS	—	1,724	60		1,784
ABS	—	3,669	297		3,966
Redeemable preferred stock	—	23	1		24

Total fixed income securities	4,707	68,260	3,146		76,113
Equity securities	3,433	887	43		4,363
Short-term investments	188	1,103	—		1,291
Other investments:
Free-standing derivatives	—	281	1	$(114)	168
Separate account assets	6,984	—	—		6,984
Other assets	1	—	1		2

Total recurring basis assets	15,313	70,531	3,191	(114)	88,921
Non-recurring basis (1)	—	—	35		35

Total assets at fair value	$15,313	$70,531	$3,226	$(114)	$88,956

% of total assets at fair value	17.2%	79.3%	3.6%	(0.1)%	100.0%
Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$—	$—	$(723)		$(723)
Other liabilities:
Free-standing derivatives	(1)	(112)	(96)	$77	(132)

Total liabilities at fair value	$(1)	$(112)	$(819)	$77	$(855)

% of total liabilities at fair value	0.1%	13.1%	95.8%	(9.0)%	100.0%

(1)
Includes $19 million of mortgage loans and $16 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

       The following table summarizes the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2010:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2010
Assets
Fixed income securities:
U.S. government and agencies	$4,976	$3,620	$—		$8,596
Municipal	—	13,918	2,016		15,934
Corporate	—	35,747	1,908		37,655
Foreign government	—	3,158	—		3,158
RMBS	—	6,199	1,794		7,993
CMBS	—	1,071	923		1,994
ABS	—	1,827	2,417		4,244
Redeemable preferred stock	—	37	1		38

Total fixed income securities	4,976	65,577	9,059		79,612
Equity securities	4,316	432	63		4,811
Short-term investments	174	3,105	—		3,279
Other investments:
Free-standing derivatives	—	651	74	$(286)	439
Separate account assets	8,676	—	—		8,676
Other assets	—	—	1		1

Total recurring basis assets	18,142	69,765	9,197	(286)	96,818
Non-recurring basis (1)	—	—	120		120

Total assets at fair value	$18,142	$69,765	$9,317	$(286)	$96,938

% of total assets at fair value	18.7%	72.0%	9.6%	(0.3)%	100.0%
Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$—	$—	$(653)		$(653)
Other liabilities:
Free-standing derivatives	(2)	(529)	(95)	$263	(363)

Total liabilities at fair value	$(2)	$(529)	$(748)	$263	$(1,016)

% of total liabilities at fair value	0.2%	52.1%	73.6%	(25.9)%	100.0%

(1)
Includes $111 million of mortgage loans and $9 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

       The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2011.

		Total realized and unrealized gains (losses) included in:
($ in millions)
	Balance as of December 31, 2010	Net income (1)	OCI on Statement of Financial Position	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$2,016	$(44)	$54	$70	$(82)
Corporate	1,908	62	(44)	239	(523)
RMBS	1,794	(86)	107	—	(1,256)
CMBS	923	(43)	113	86	(966)
ABS	2,417	23	(65)	—	(2,137)
Redeemable preferred stock	1	—	—	—	—

Total fixed income securities	9,059	(88)	165	395	(4,964)
Equity securities	63	(10)	—	—	(10)
Other investments:
Free-standing derivatives, net	(21)	(91)	—	—	—
Other assets	1	—	—	—	—

Total recurring Level 3 assets	$9,102	$(189)	$165	$395	$(4,974)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$(134)	$—	$—	$—

Total recurring Level 3 liabilities	$(653)	$(134)	$—	$—	$—

	Purchases	Sales	Issuances	Settlements	Balance as of December 31, 2011
Assets
Fixed income securities:
Municipal	$14	$(689)	$—	$(7)	$1,332
Corporate	387	(537)	—	(87)	1,405
RMBS	4	(378)	—	(134)	51
CMBS	17	(66)	—	(4)	60
ABS	504	(169)	—	(276)	297
Redeemable preferred stock	—	—	—	—	1

Total fixed income securities	926	(1,839)	—	(508)	3,146
Equity securities	1	(1)	—	—	43
Other investments:
Free-standing derivatives, net	70	—	—	(53)	(95	) (2)
Other assets	—	—	—	—	1

Total recurring Level 3 assets	$997	$(1,840)	$—	$(561)	$3,095

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$—	$—	$(100)	$164	$(723)

Total recurring Level 3 liabilities	$—	$—	$(100)	$164	$(723)

(1)
The effect to net income totals $(323) million and is reported in the Consolidated Statements of Operations as follows: $(221) million in realized capital gains and losses, $36 million in net investment income, $(106) million in interest credited to contractholder funds and $(32) million in life and annuity contract benefits.
(2)
Comprises $1 million of assets and $96 million of liabilities.

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

(1)
The effect to net income totals $(860) million and is reported in the Consolidated Statements of Operations as follows: $(901) million in realized capital gains and losses, $73 million in net investment income, $(1) million in interest credited to contractholder funds and $(31) million in life and annuity contract benefits.
(2)
Comprises $74 million of assets and $95 million of liabilities.

       Transfers between level categorizations may occur due to changes in the availability of market observable inputs, which generally are caused by changes in market conditions such as liquidity, trading volume or bid-ask spreads. Transfers between level categorizations may also occur due to changes in the valuation source. For example, in situations where a fair value quote is not provided by the Company's independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote whose inputs have not been corroborated to be market observable, the security is transferred into Level 3. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. Therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the Level 3 rollforward table.

       There were no transfers between Level 1 and Level 2 during 2011 or 2010.

       During 2011, certain RMBS, CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in market activity for these assets. Additionally, certain ABS that are valued based on non-binding broker quotes were transferred into Level 2 from Level 3 since the inputs were corroborated to be market observable. During 2010, certain CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in market activity for these assets. When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach. Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

       Transfers into Level 3 during 2011 and 2010 included situations where a fair value quote was not provided by the Company's independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where inputs have not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during 2011 and 2010 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company's independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

       The following table provides the total gains and (losses) included in net income for Level 3 assets and liabilities still held as of December 31.

($ in millions)	2011	2010
Assets
Fixed income securities:
Municipal	$(28)	$(33)
Corporate	20	40
RMBS	—	(292)
CMBS	(11)	(28)
ABS	(33)	60

Total fixed income securities	(52)	(253)
Equity securities	(10)	(3)
Other investments:
Free-standing derivatives, net	(41)	(61)
Other assets	—	(1)

Total recurring Level 3 assets	$(103)	$(318)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(134)	$(31)

Total recurring Level 3 liabilities	$(134)	$(31)

       The amounts in the table above represent gains and losses included in net income during 2011 and 2010 for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(237) million in 2011 and are reported as follows: $(147) million in realized capital gains and losses, $44 million in net investment income, $(102) million in interest credited to contractholder funds and $(32) million in life and annuity contract benefits. These gains and losses total $(349) million in 2010 and are reported as follows: $(402) million in realized capital gains and losses, $86 million in net investment income, $(2) million in interest credited to contractholder funds and $(31) million in life and annuity contract benefits.

       The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2009.

							Total gains (losses) included in net income for financial instruments still held as of December 31, 2009 (3)
		Total realized and unrealized gains (losses) included in:
				Purchases, sales, issuances and settlements, net
($ in millions)	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position		Net transfers in and/or (out) of Level 3	Balance as of December 31, 2009
Assets
Fixed income securities:
Municipal	$2,463	$(34)	$191	$(202)	$288	$2,706	$(34)
Corporate	10,195	(20)	1,216	(1,411)	(7,739)	2,241	53
Foreign government	—	—	—	80	(60)	20	—
RMBS	2,988	(179)	283	(470)	(951)	1,671	(128)
CMBS	457	(399)	804	(42)	584	1,404	(318)
ABS	1,714	(202)	918	21	(450)	2,001	(122)
Redeemable preferred stock	2	—	—	—	—	2	(1)

Total fixed income securities	17,819	(834)	3,412	(2,024)	(8,328)	10,045	(550)
Equity securities	74	(4)	1	1	(3)	69	(5)
Other investments:
Free-standing derivatives, net	(101)	62	—	94	—	55 (2)	180
Other assets	1	1	—	—	—	2	1

Total recurring Level 3 assets	$17,793	$(775)	$3,413	$(1,929)	$(8,331)	$10,171	$(374)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(265)	$148	$—	$7	$—	$(110)	$148

Total recurring Level 3 liabilities	$(265)	$148	$—	$7	$—	$(110)	$148

(1)
The effect to net income totals $(627) million and is reported in the Consolidated Statements of Operations as follows: $(889) million in realized capital gains and losses, $111 million in net investment income, $3 million in interest credited to contractholder funds and $148 million in life and annuity contract benefits.
(2)
Comprises $146 million of assets and $91 million of liabilities.
(3)
The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(226) million and are reported in the Consolidated Statements of Operations as follows: $(486) million in realized capital gains and losses, $106 million in net investment income, $6 million in interest credited to contractholder funds and $148 million in life and annuity contract benefits.

       Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	December 31, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$7,139	$7,350	$6,679	$6,439
Limited partnership interests – cost basis	1,569	1,838	1,348	1,481
Bank loans	339	328	363	355

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

Financial liabilities

($ in millions)	December 31, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$30,192	$30,499	$36,163	$35,194
Long-term debt	5,908	6,312	5,908	6,325
Liability for collateral	462	462	484	484

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

7.    Derivative Financial Instruments and Off-balance-sheet Financial Instruments

       The Company uses derivatives to manage risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, negative equity market valuations, increases in credit spreads and foreign currency fluctuations, and for asset replication. The Company does not use derivatives for speculative purposes.

       Property-Liability uses interest rate swaps, swaptions, futures and options to manage the interest rate risks of existing investments and to reduce exposure to rising or falling interest rates. Portfolio duration management is a risk management strategy that is principally employed by Property-Liability wherein financial futures and interest rate swaps are utilized to change the duration of the portfolio in order to offset the economic effect that interest rates would otherwise have on the fair value of its fixed income securities. Equity index futures and options are used by Property-Liability to offset valuation losses in the equity portfolio during periods of declining equity market values. Credit default swaps are typically used to mitigate the credit risk within the Property-Liability fixed income portfolio. Property-Liability uses futures to hedge the market risk related to deferred compensation liability contracts and forward contracts to hedge foreign currency risk associated with holding foreign currency denominated investments and foreign operations.

       Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to balance the respective interest-rate sensitivities of its assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, floors, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Allstate Financial uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and futures and options for hedging the equity exposure contained in its equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, Allstate Financial uses interest rate swaps to hedge interest rate risk inherent in funding agreements. Allstate Financial uses foreign currency swaps and forward contracts primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements and holding foreign currency denominated investments. Credit default swaps are also typically used to mitigate the credit risk within the Allstate Financial fixed income portfolio.

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

       The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value. The Company's primary embedded derivatives are equity options in life and annuity product contracts, which provide equity returns to contractholders; equity-indexed notes containing equity call options, which provide a coupon payout that is determined using one or more equity-based indices; credit default swaps in synthetic collateralized debt obligations, which provide enhanced coupon rates as a result of selling credit protection; and conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock.

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

       Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position. For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts. As of December 31, 2011, the Company pledged $11 million of securities in the form of margin deposits.

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

       The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2011.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$144	n/a	$(8)	$—	$(8)
Foreign currency swap agreements	Other investments	127	n/a	(5)	3	(8)

Total		271	n/a	(13)	3	(16)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	8,028	n/a	122	137	(15)
Interest rate swaption agreements	Other investments	1,750	n/a	—	—	—
Interest rate cap and floor agreements	Other investments	1,591	n/a	(12)	—	(12)
Financial futures contracts and options	Other assets	n/a	40	—	—	—
Equity and index contracts
Options, futures and warrants (2)	Other investments	163	15,180	104	104	—
Options, futures and warrants	Other assets	n/a	2,132	1	1	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	50	n/a	6	6	—
Foreign currency forwards and options	Other investments	190	n/a	1	3	(2)
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	—	—	—
Equity-indexed call options	Fixed income securities	150	n/a	11	11	—
Credit default swaps	Fixed income securities	172	n/a	(115)	—	(115)
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	265	n/a	3	6	(3)
Credit default swaps – selling protection	Other investments	167	n/a	(4)	1	(5)
Other contracts
Other contracts	Other investments	5	n/a	—	—	—
Other contracts	Other assets	4	n/a	1	1	—

Total		13,540	17,352	118	270	(152)

Total asset derivatives		$13,811	17,352	$105	$273	$(168)

(1)
Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
(2)
In addition to the number of contracts presented in the table, the Company held 10,798 stock rights and 4,392,937 stock warrants. Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$28	n/a	$(5)	$—	$(5)
Foreign currency swap agreements	Other liabilities & accrued expenses	50	n/a	(7)	—	(7)

Total		78	n/a	(12)	—	(12)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	8	8	—
Interest rate swaption agreements	Other liabilities & accrued expenses	1,250	n/a	—	—	—
Interest rate cap and floor agreements	Other liabilities & accrued expenses	914	n/a	(9)	—	(9)
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	n/a	15,677	(50)	—	(50)
Foreign currency contracts
Foreign currency forwards and options	Other liabilities & accrued expenses	96	n/a	(1)	—	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	917	n/a	(105)	—	(105)
Guaranteed withdrawal benefits	Contractholder funds	613	n/a	(57)	—	(57)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,996	n/a	(553)	—	(553)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(8)	—	(8)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	509	n/a	7	12	(5)
Credit default swaps – selling protection	Other liabilities & accrued expenses	503	n/a	(77)	2	(79)

Total		8,968	15,677	(845)	22	(867)

Total liability derivatives		9,046	15,677	(857)	$22	$(879)

Total derivatives		$22,857	33,029	$(752)

(1)
Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

       The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2010.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$156	n/a	$(18)	$—	$(18)
Foreign currency swap agreements	Other investments	64	n/a	2	3	(1)

Total		220	n/a	(16)	3	(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	1,469	n/a	65	81	(16)
Interest rate swaption agreements	Other investments	4,161	n/a	50	50	—
Interest rate cap and floor agreements	Other investments	226	n/a	(2)	1	(3)
Financial futures contracts and options	Other investments	n/a	8,000	3	3	—
Financial futures contracts and options	Other assets	n/a	1,420	—	—	—
Equity and index contracts
Options, futures and warrants (2)	Other investments	64	38,451	359	359	—
Options, futures and warrants	Other assets	n/a	292	—	—	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	90	n/a	6	6	—
Foreign currency forwards and options	Other investments	257	n/a	6	7	(1)
Embedded derivative financial instruments
Conversion options	Fixed income securities	820	n/a	236	238	(2)
Equity-indexed call options	Fixed income securities	300	n/a	47	47	—
Credit default swaps	Fixed income securities	181	n/a	(88)	—	(88)
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	299	n/a	(5)	2	(7)
Credit default swaps – selling protection	Other investments	150	n/a	(8)	2	(10)
Other contracts
Other contracts	Other investments	13	n/a	—	—	—
Other contracts	Other assets	5	n/a	1	1	—

Total		9,035	48,163	670	797	(127)

Total asset derivatives		$9,255	48,163	$654	$800	$(146)

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$3,345	n/a	$(181)	$20	$(201)
Interest rate swap agreements	Contractholder funds	—	n/a	2	2	—
Foreign currency swap agreements	Other liabilities & accrued expenses	138	n/a	(20)	—	(20)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	435	n/a	34	34	—
Foreign currency and interest rate swap agreements	Contractholder funds	—	n/a	28	28	—

Total		3,918	n/a	(137)	84	(221)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	4,543	n/a	29	97	(68)
Interest rate swaption agreements	Other liabilities & accrued expenses	4,400	n/a	18	18	—
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,216	n/a	(22)	1	(23)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	15,150	(1)	—	(1)
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	64	21,585	(168)	2	(170)
Foreign currency contracts
Foreign currency forwards and options	Other liabilities & accrued expenses	316	n/a	1	2	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,067	n/a	(88)	—	(88)
Guaranteed withdrawal benefits	Contractholder funds	739	n/a	(47)	—	(47)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,694	n/a	(515)	—	(515)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	—	(3)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	1,127	n/a	(13)	6	(19)
Credit default swaps – selling protection	Other liabilities & accrued expenses	482	n/a	(66)	1	(67)

Total		20,733	36,735	(875)	127	(1,002)

Total liability derivatives		24,651	36,735	(1,012)	$211	$(1,223)

Total derivatives		$33,906	84,898	$(358)

(1)
Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

       The following table provides a summary of the impacts of the Company's foreign currency contracts in cash flow hedging relationships for the years ended December 31. There is no expected amortization of net losses from accumulated other comprehensive income related to cash flow hedges during the next twelve months.

($ in millions)	2011	2010	2009
Effective portion
Gain (loss) recognized in OCI on derivatives during the period	$4	$3	$(35)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(17)	(22)	(23)
Gain reclassified from AOCI into income (net investment income)	—	—	2
(Loss) gain reclassified from AOCI into income (realized capital gains and losses)	(1)	2	(3)
Ineffective portion and amount excluded from effectiveness testing
Gain recognized in income on derivatives (realized capital gains and losses)	—	—	—

       The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations for the years ended December 31.

($ in millions)	2011
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(2)	$(8)	$—	$(5)	$—	$(15)
Foreign currency and interest rate contracts	—	—	—	(32)	—	(32)

Subtotal	(2)	(8)	—	(37)	—	(47)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(304)	—	—	—	(304)
Equity and index contracts	—	(43)	—	(2)	(3)	(48)
Embedded derivative financial instruments	—	(37)	(32)	(38)	—	(107)
Foreign currency contracts	—	(12)	—	—	2	(10)
Credit default contracts	—	8	—	—	—	8
Other contracts	—	—	—	7	—	7

Subtotal	—	(388)	(32)	(33)	(1)	(454)

Total	$(2)	$(396)	$(32)	$(70)	$(1)	$(501)

	2010
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(139)	$9	$—	$11	$—	$(119)
Foreign currency and interest rate contracts	—	(2)	—	(18)	—	(20)

Subtotal	(139)	7	—	(7)	—	(139)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(496)	—	—	—	(496)
Equity and index contracts	—	(91)	—	113	18	40
Embedded derivative financial instruments	—	(3)	(28)	34	—	3
Foreign currency contracts	—	(10)	—	—	(3)	(13)
Credit default contracts	—	(8)	—	—	—	(8)
Other contracts	—	—	—	3	—	3

Subtotal	—	(608)	(28)	150	15	(471)

Total	$(139)	$(601)	$(28)	$143	$15	$(610)

	2009
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$30	$12	$—	$(13)	$—	$29
Foreign currency and interest rate contracts	—	(9)	—	77	—	68

Subtotal	30	3	—	64	—	97

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	255	—	—	—	255
Equity and index contracts	—	(160)	—	115	24	(21)
Embedded derivative financial instruments	—	122	158	(184)	—	96
Foreign currency contracts	—	7	—	—	(10)	(3)
Credit default contracts	—	(18)	—	—	—	(18)
Other contracts	(1)	—	—	3	—	2

Subtotal	(1)	206	158	(66)	14	311

Total	$29	$209	$158	$(2)	$14	$408

       The hedge ineffectiveness reported in realized capital gains and losses amounted to losses of $8 million in 2011, gains of $7 million in 2010, and losses of $1 million in 2009.

       The following tables provide a summary of the changes in fair value of the Company's fair value hedging relationships in the Consolidated Statements of Operations for the years ended December 31.

($ in millions)	2011
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(7)	$(34)	$41	$—
Net investment income	26	—	—	(26)
Realized capital gains and losses	(8)	—	—	—

Total	$11	$(34)	$41	$(26)

	2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$—	$(48)	$48	$—
Net investment income	(33)	—	—	33
Realized capital gains and losses	9	(2)	—	—

Total	$(24)	$(50)	$48	$33

	2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$39	$(13)	$—
Net investment income	164	—	—	(164)
Realized capital gains and losses	12	(9)	—	—

Total	$150	$30	$(13)	$(164)

       The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements ("MNAs") and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2011, counterparties pledged $64 million in cash and securities to the Company, and the Company pledged $82 million in cash and securities to counterparties which includes $76 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $6 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

       The following table summarizes the counterparty credit exposure as of December 31 by counterparty credit rating as it relates to the Company's OTC derivatives.

($ in millions)	2011				2010
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$25	$1	$1	2	$2,322	$43	$16
A+	4	3,026	26	5	5	3,189	16	10
A	3	5,307	15	1	3	3,479	17	17
A-	2	3,815	25	—	1	89	31	31
BBB+	2	57	41	41	—	—	—	—

Total	12	$12,230	$108	$48	11	$9,079	$107	$74

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

($ in millions)	2011	2010
Gross liability fair value of contracts containing credit-risk-contingent features	$153	$448
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(69)	(255)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(76)	(171)

Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$8	$22

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

       The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2011:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$90	$88	$160	$30	$368	$(7)
High yield debt	—	—	—	2	2	—
Municipal	135	—	—	—	135	(12)

Subtotal	225	88	160	32	505	(19)
Baskets
Tranche
Investment grade corporate debt	—	—	—	65	65	(29)
First-to-default
Municipal	—	100	—	—	100	(33)

Subtotal	—	100	—	65	165	(62)

Total	$225	$188	$160	$97	$670	$(81)

       The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2010:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$148	$103	$25	$326	$(4)
High yield debt	—	—	—	6	6	—
Municipal	135	—	—	—	135	(14)

Subtotal	185	148	103	31	467	(18)
Baskets
Tranche
Investment grade corporate debt	—	—	—	65	65	(19)
First-to-default
Municipal	—	100	—	—	100	(37)

Subtotal	—	100	—	65	165	(56)

Total	$185	$248	$103	$96	$632	$(74)

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

Off-balance-sheet financial instruments

       The contractual amounts of off-balance-sheet financial instruments as of December 31 are as follows:

($ in millions)	2011	2010
Commitments to invest in limited partnership interests	$2,015	$1,471
Commitments to extend mortgage loans	84	—
Private placement commitments	83	159
Other loan commitments	26	38

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

       Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at a predetermined interest rate. Commitments generally have fixed expiration dates or other termination clauses. The fair value of commitments to extend mortgage loans, which are secured by the underlying properties, is $1 million as of December 31, 2011, and is valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers.

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

8.    Reserve for Property-Liability Insurance Claims and Claims Expense

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

       Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

($ in millions)	2011	2010	2009
Balance as of January 1	$19,468	$19,167	$19,456
Less reinsurance recoverables	2,072	2,139	2,274

Net balance as of January 1	17,396	17,028	17,182

Esurance acquisition as of October 7, 2011	425	—	—
Incurred claims and claims expense related to:
Current year	20,496	19,110	18,858
Prior years	(335)	(159)	(112)

Total incurred	20,161	18,951	18,746

Claims and claims expense paid related to:
Current year	13,893	12,012	11,905
Prior years	6,302	6,571	6,995

Total paid	20,195	18,583	18,900

Net balance as of December 31	17,787	17,396	17,028
Plus reinsurance recoverables	2,588	2,072	2,139

Balance as of December 31	$20,375	$19,468	$19,167

       Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $3.82 billion, $2.21 billion and $2.07 billion in 2011, 2010 and 2009, respectively, net of reinsurance and other recoveries (see Note 10). Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company's results of operations and financial position.

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

       During 2011, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $381 million primarily due to claim severity development that was better than expected, net decreases in homeowners reserves of $69 million due to favorable catastrophe reserve reestimates, and net increases in other reserves of $94 million. Incurred claims and claims expense includes favorable catastrophe loss reestimates of $130 million, net of reinsurance and other recoveries.

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

       For further discussion of asbestos and environmental reserves, see Note 14.

9.    Reserve for Life-Contingent Contract Benefits and Contractholder Funds

       As of December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2011	2010
Immediate fixed annuities:
Structured settlement annuities	$7,110	$6,522
Other immediate fixed annuities	2,358	2,215
Traditional life insurance	3,004	2,938
Accident and health insurance	1,859	1,720
Other	118	87

Total reserve for life-contingent contract benefits	$14,449	$13,482

       The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 0% to 9.3%	Present value of contractually specified future benefits
Other immediate fixed annuities

1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table; Annuity 2000 mortality table with internal modifications; 1983 individual annuity mortality table with internal modifications

		Interest rate assumptions range from 0.9% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 4.0% to 11.3%	Net level premium reserve method using the Company's withdrawal experience rates; includes reserves for unpaid claims
Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 3.0% to 5.3%	Unearned premium; additional contract reserves for mortality risk and unpaid claims
Other:
Variable annuity guaranteed minimum death benefits (1)	100% of Annuity 2000 mortality table	Interest rate assumptions range from 4.0% to 5.1%	Projected benefit ratio applied to cumulative assessments

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

A liability of $637 million and $41 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2011 and 2010, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

       As of December 31, contractholder funds consist of the following:

($ in millions)	2011	2010
Interest-sensitive life insurance	$10,826	$10,675
Investment contracts:
Fixed annuities	29,049	33,166
Funding agreements backing medium-term notes	1,929	2,749
Other investment contracts	528	514
Allstate Bank deposits	—	1,091

Total contractholder funds	$42,332	$48,195

       The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0% to 11.0% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.5% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 0% to 9.9% for immediate annuities; (8.0)% to 11.0% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.2% to 6.6% for all other products
Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 25.3% of fixed annuities are subject to market value adjustment for discretionary withdrawals
Funding agreements backing medium-term notes	Interest rates credited range from 0.9% to 5.8% (excluding currency-swapped medium-term notes)	Not applicable
Other investment contracts:
Guaranteed minimum income, accumulation and withdrawal benefits on variable and fixed annuities (1) and secondary guarantees on interest-sensitive life insurance and fixed annuities	Interest rates used in establishing reserves range from 1.8% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract

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

       Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2011	2010
Balance, beginning of year	$48,195	$52,582
Deposits	2,318	3,438
Interest credited	1,629	1,794
Benefits	(1,461)	(1,552)
Surrenders and partial withdrawals	(6,398)	(5,203)
Maturities and retirements of institutional products	(867)	(1,833)
Contract charges	(1,028)	(983)
Net transfers from separate accounts	12	11
Fair value hedge adjustments for institutional products	(34)	(196)
Other adjustments	(34)	137

Balance, end of year	$42,332	$48,195

       The Company offered various guarantees to variable annuity contractholders. Liabilities for variable contract guarantees related to death benefits are included in the reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds. All liabilities for variable contract guarantees are reported on a gross basis on the balance sheet with a corresponding reinsurance recoverable asset for those contracts subject to reinsurance. In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.

       Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $5.54 billion and $6.94 billion of equity, fixed income and balanced mutual funds and $837 million and $1.09 billion of money market mutual funds as of December 31, 2011 and 2010, respectively.

       The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	December 31,
	2011	2010
In the event of death
Separate account value	$6,372	$8,029
Net amount at risk (1)	$1,502	$1,402
Average attained age of contractholders	66 years	66 years
At annuitization (includes income benefit guarantees)
Separate account value	$1,489	$1,945
Net amount at risk (2)	$574	$580
Weighted average waiting period until annuitization options available	1 year	2 years
For cumulative periodic withdrawals
Separate account value	$587	$735
Net amount at risk (3)	$27	$21
Accumulation at specified dates
Separate account value	$906	$1,100
Net amount at risk (4)	$78	$64
Weighted average waiting period until guarantee date	6 years	7 years

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

       The liability for death and income benefit guarantees is equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract excess guarantee benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract excess guarantee benefits divided by the present value of all expected contract charges. The establishment of reserves for these guarantees requires the projection of future fund values, mortality, persistency and customer benefit utilization rates. These assumptions are periodically reviewed and updated. For guarantees related to death benefits, benefits represent the projected excess guaranteed minimum death benefit payments. For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuitization benefits in excess of the projected account balance at the time of annuitization.

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

       Guarantees related to the majority of withdrawal and accumulation benefits are considered to be derivative financial instruments; therefore, the liability for these benefits is established based on its fair value.

       The following table summarizes the liabilities for guarantees:

($ in millions)	Liability for guarantees related to death benefits and interest- sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2010 (1)	$236	$227	$136	$599
Less reinsurance recoverables	93	210	135	438

Net balance as of December 31, 2010	143	17	1	161
Incurred guaranteed benefits	30	(1)	1	30
Paid guarantee benefits	—	—	—	—

Net change	30	(1)	1	30
Net balance as of December 31, 2011	173	16	2	191
Plus reinsurance recoverables	116	175	162	453

Balance, December 31, 2011 (2)	$289	$191	$164	$644

Balance, December 31, 2009 (3)	$155	$287	$108	$550
Less reinsurance recoverables	109	268	107	484

Net balance as of December 31, 2009	46	19	1	66
Incurred guaranteed benefits	97	(2)	—	95
Paid guarantee benefits	—	—	—	—

Net change	97	(2)	—	95
Net balance as of December 31, 2010	143	17	1	161
Plus reinsurance recoverables	93	210	135	438

Balance, December 31, 2010 (1)	$236	$227	$136	$599

(1)
Included in the total liability balance as of December 31, 2010 are reserves for variable annuity death benefits of $85 million, variable annuity income benefits of $211 million, variable annuity accumulation benefits of $88 million, variable annuity withdrawal benefits of $47 million and other guarantees of $168 million.
(2)
Included in the total liability balance as of December 31, 2011 are reserves for variable annuity death benefits of $116 million, variable annuity income benefits of $175 million, variable annuity accumulation benefits of $105 million, variable annuity withdrawal benefits of $57 million and other guarantees of $191 million.
(3)
Included in the total liability balance as of December 31, 2009 are reserves for variable annuity death benefits of $92 million, variable annuity income benefits of $269 million, variable annuity accumulation benefits of $66 million, variable annuity withdrawal benefits of $41 million and other guarantees of $82 million.

10.  Reinsurance

       The effects of reinsurance on property-liability insurance premiums written and earned and life and annuity premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Property-liability insurance premiums written
Direct	$27,066	$26,984	$26,980
Assumed	22	29	41
Ceded	(1,108)	(1,106)	(1,050)

Property-liability insurance premiums written, net of reinsurance	$25,980	$25,907	$25,971

Property-liability insurance premiums earned
Direct	$27,016	$27,015	$27,200
Assumed	24	34	50
Ceded	(1,098)	(1,092)	(1,056)

Property-liability insurance premiums earned, net of reinsurance	$25,942	$25,957	$26,194

Life and annuity premiums and contract charges
Direct	$2,953	$2,935	$2,757
Assumed	35	37	39
Ceded	(750)	(804)	(838)

Life and annuity premiums and contract charges, net of reinsurance	$2,238	$2,168	$1,958

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

Property-Liability reinsurance recoverable

       Total amounts recoverable from reinsurers as of December 31, 2011 and 2010 were $2.67 billion and $2.15 billion, respectively, including $86 million and $81 million, respectively, related to property-liability losses paid by the Company and billed to reinsurers, and $2.59 billion and $2.07 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid.

       With the exception of the recoverable balances from the Michigan Catastrophic Claim Association ("MCCA"), Lloyd's of London and other industry pools and facilities, the largest reinsurance recoverable balance the Company had outstanding was $98 million and $56 million from Westport Insurance Corporation (formerly Employers' Reinsurance Company) as of December 31, 2011 and 2010, respectively. No other amount due or estimated to be due from any single property-liability reinsurer was in excess of $36 million and $37 million as of December 31, 2011 and 2010, respectively.

       The allowance for uncollectible reinsurance was $103 million and $142 million as of December 31, 2011 and 2010, respectively, and is related to the Company's Discontinued Lines and Coverages segment.

Industry pools and facilities

       Reinsurance recoverable on paid and unpaid claims including IBNR as of December 31, 2011 and 2010 includes $1.71 billion and $1.24 billion, respectively, from the MCCA. The MCCA is a mandatory reinsurance mechanism for personal injury protection losses over a retention level that increases each MCCA fiscal year. The retention levels are $500 thousand per claim and $480 thousand per claim for the fiscal years ending June 30, 2012 and 2011, respectively. The MCCA is funded by assessments from member companies who, in turn, can recover assessments from policyholders.

       Ceded premiums earned under the Florida Hurricane Catastrophe Fund ("FHCF") agreement were $27 million, $15 million and $13 million in 2011, 2010 and 2009, respectively. Ceded losses incurred include $8 million, $10 million and $47 million in 2011, 2010 and 2009, respectively. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $100 million for the two largest hurricanes and $33 million for other hurricanes, up to a maximum total of $349 million effective from June 1, 2011 to May 31, 2012. Reinsurance recoverables from the FHCF were zero as of December 31, 2011 due to a commutation finalized in July 2011. Reinsurance recoverables include $41 million recoverable from the FHCF for qualifying property losses as of December 31, 2010.

       Allstate sells and administers policies as a participant in the National Flood Insurance Program ("NFIP"). The total amounts recoverable as of December 31, 2011 and 2010 were $33 million and $10 million, respectively. Ceded premiums earned include $312 million, $306 million and $298 million in 2011, 2010 and 2009, respectively. Ceded losses incurred include $196 million, $50 million and $111 million in 2011, 2010 and 2009, respectively. Under the arrangement, the Federal Government is obligated to pay all claims.

Catastrophe reinsurance

       The Company has the following catastrophe reinsurance treaties in effect as of December 31, 2011:

  •
  Nationwide Per Occurrence Excess Catastrophe Reinsurance agreement comprising three contracts, all incepting as of June 1, 2011 and with one, two and three year terms. This agreement reinsures Allstate Protection personal lines auto and property business countrywide, in all states except Florida and New Jersey, for excess catastrophe losses caused by multiple perils. The contracts are placed in six layers, with the first five layers subject to reinstatement, and cover $3.25 billion in per occurrence losses in excess of a $500 million retention and after $250 million in losses "otherwise recoverable." Losses from multiple qualifying occurrences can apply to this $250 million threshold which applies once to each contract year and only to the agreement's first layer.

  •
  Top and Drop Excess Catastrophe Reinsurance agreement comprising an annual contract and a three year term contract, both incepting as of June 1, 2011, and providing $250 million of reinsurance limits which may be used for Coverage A, Coverage B, or a combination of both. Coverage A reinsures 47.5% of $500 million in limits excess of a $3.25 billion retention. Coverage B provides 95% of $250 million in limits excess of a $750 million retention and after $500 million in losses "otherwise recoverable" under the agreement. Losses from multiple qualifying occurrences can apply to this $500 million threshold.

       Losses recoverable under the Company's New Jersey, Kentucky and Pennsylvania reinsurance agreements, described below, are disregarded when determining coverage under the Nationwide Per Occurrence Excess Catastrophe Reinsurance agreement and the Top and Drop Excess Catastrophe Reinsurance agreement.

  •
  New Jersey Excess Catastrophe Reinsurance agreement, comprising three contracts each with a three year duration and effective respectively June 1, 2009, June 1, 2010, and June 1, 2011, provides coverage for Allstate Protection personal lines property excess catastrophe losses for multiple perils in New Jersey. Effective June 1, 2011 to May 31, 2012, one contract provides 32% of a $400 million limit excess of a $150 million retention with one prepaid reinstatement. The other two contracts are placed in two layers: the first layer provides 63% of $300 million of limits in excess of a $200 million retention, and the second layer provides 68% of $200 million of limits in excess of a $500 million retention.

  •
  Kentucky Excess Catastrophe Reinsurance agreement provides coverage for Allstate Protection personal lines property excess catastrophe losses in the state for earthquakes and fires following earthquakes effective June 1, 2011 to May 31, 2014. The agreement provides three limits of $25 million excess of a $5 million retention subject to two limits being available in any one contract year and is 95% placed.

  •
  Pennsylvania Excess Catastrophe Reinsurance agreement provides coverage for Allstate Protection personal lines property excess catastrophe losses in the state for multi-perils effective June 1, 2009 through May 31, 2012. The agreement provides three limits of $100 million excess of a $100 million retention subject to two limits being available in any one contract year and is 95% placed.

  •
  Five separate agreements for Castle Key Insurance Company and its subsidiaries ("Castle Key") provide coverage for personal lines property excess catastrophe losses in Florida and coordinate coverage with the Company's participation in the FHCF, effective June 1, 2011 to May 31, 2012. The agreements, including agreements that provide coverage through the FHCF, provide an estimated provisional limit of $916.7 million in excess of a provisional retention of $30 million and after $10 million in losses "otherwise recoverable".

       The Company ceded premiums earned of $531 million, $582 million and $616 million under catastrophe reinsurance agreements in 2011, 2010 and 2009, respectively.

Asbestos, environmental and other

       Reinsurance recoverables include $193 million and $183 million from Lloyd's of London as of December 31, 2011 and 2010, respectively. Lloyd's of London, through the creation of Equitas Limited, implemented a restructuring plan in 1996 to solidify its capital base and to segregate claims for years prior to 1993.

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

Period	Retention limits
April 2011 through current	Single life: $5 million per life, $3 million age 70 and over, and $10 million for contracts that meet specific criteria
Joint life: $8 million per life, and $10 million for contracts that meet specific criteria
July 2007 through March 2011	$5 million per life, $3 million age 70 and over, and $10 million for contracts that meet specific criteria
September 1998 through June 2007	$2 million per life, in 2006 the limit was increased to $5 million for instances when specific criteria were met
August 1998 and prior	Up to $1 million per life

       In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. Allstate Financial had reinsurance recoverables of $1.68 billion and $1.63 billion as of December 31, 2011 and 2010, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements. In 2011, life and annuity premiums and contract charges of $152 million, contract benefits of $121 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $27 million were ceded to Prudential. In 2010, life and annuity premiums and contract charges of $171 million, contract benefits of $152 million, interest credited to contractholder funds of $29 million, and operating costs and expenses of $31 million were ceded to Prudential. In 2009, life and annuity premiums and contract charges of $170 million, contract benefits of $44 million, interest credited to contractholder funds of $27 million, and operating costs and expenses of $28 million were ceded to Prudential. In addition, as of December 31, 2011 and 2010 Allstate Financial had reinsurance recoverables of $165 million and $170 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

       As of December 31, 2011, the gross life insurance in force was $528.78 billion of which $222.38 billion was ceded to the unaffiliated reinsurers.

       Allstate Financial's reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2011	2010
Annuities	$1,827	$1,785
Life insurance	1,600	1,569
Long-term care insurance	1,063	957
Other	87	89

Total Allstate Financial	$4,577	$4,400

       As of December 31, 2011 and 2010, approximately 94% of Allstate Financial's reinsurance recoverables are due from companies rated A- or better by S&P.

11.   Deferred Policy Acquisition and Sales Inducement Costs

       Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2011
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,392	$1,377	$4,769
Esurance acquisition present value of future profits	—	42	42
Acquisition costs deferred	433	3,633	4,066
Amortization charged to income	(593)	(3,640)	(4,233)
Effect of unrealized gains and losses	(201)	—	(201)

Balance, end of year	$3,031	$1,412	$4,443

	2010
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$4,060	$1,410	$5,470
Acquisition costs deferred	483	3,645	4,128
Amortization charged to income	(356)	(3,678)	(4,034)
Effect of unrealized gains and losses	(795)	—	(795)

Balance, end of year	$3,392	$1,377	$4,769

	2009
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$7,089	$1,453	$8,542
Impact of adoption of new other-than-temporary impairment accounting guidance before unrealized impact (1)	(176)	—	(176)
Impact of adoption of new other-than-temporary impairment accounting guidance effect of unrealized capital gains and losses (2)	176	—	176
Acquisition costs deferred	495	3,746	4,241
Amortization charged to income	(965)	(3,789)	(4,754)
Effect of unrealized gains and losses	(2,559)	—	(2,559)

Balance, end of year	$4,060	$1,410	$5,470

(1)
The adoption of new other-than-temporary impairment accounting guidance on April 1, 2009 resulted in an adjustment to DAC to reverse previously recorded DAC accretion related to realized capital losses that were reclassified to other comprehensive income upon adoption.
(2)
The adoption of new other-than-temporary impairment accounting guidance resulted in an adjustment to DAC due to the change in unrealized capital gains and losses that occurred upon adoption on April 1, 2009 when previously recorded realized capital losses were reclassified to other comprehensive income. The adjustment was recorded as an increase of the DAC balance and unrealized capital gains and losses.

       DSI activity for Allstate Financial, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2011	2010	2009
Balance, beginning of year	$86	$195	$453
Impact of adoption of new other-than-temporary impairment accounting guidance before unrealized impact (1)	—	—	(35)
Impact of adoption of new other-than-temporary impairment accounting guidance effect of unrealized capital gains and losses (2)	—	—	35
Sales inducements deferred	7	14	28
Amortization charged to income	(23)	(27)	(129)
Effect of unrealized gains and losses	(29)	(96)	(157)

Balance, end of year	$41	$86	$195

(1)
The adoption of new other-than-temporary impairment accounting guidance on April 1, 2009 resulted in an adjustment to DSI to reverse previously recorded DSI accretion related to realized capital losses that were reclassified to other comprehensive income upon adoption.
(2)
The adoption of new other-than-temporary impairment accounting guidance resulted in an adjustment to DSI due to the change in unrealized capital gains and losses that occurred upon adoption on April 1, 2009 when previously recorded realized capital losses were reclassified to other comprehensive income. The adjustment was recorded as an increase of the DSI balance and unrealized capital gains and losses.

12.  Capital Structure

Debt outstanding

       Total debt outstanding as of December 31 consisted of the following:

($ in millions)	2011	2010
6.125% Senior Notes, due 2012 (1)	$350	$350
7.50% Debentures, due 2013	250	250
5.00% Senior Notes, due 2014 (1)	650	650
6.20% Senior Notes, due 2014 (1)	300	300
6.75% Senior Debentures, due 2018	250	250
7.45% Senior Notes, due 2019 (1)	700	700
6.125% Senior Notes, due 2032 (1)	250	250
5.35% Senior Notes due 2033 (1)	400	400
5.55% Senior Notes due 2035 (1)	800	800
5.95% Senior Notes, due 2036 (1)	650	650
6.90% Senior Debentures, due 2038	250	250
6.125% Junior Subordinated Debentures, due 2067	500	500
6.50% Junior Subordinated Debentures, due 2067	500	500
Synthetic lease VIE obligations, floating rates, due 2014	44	42
Federal Home Loan Bank ("FHLB") advances, due 2018	14	16

Total long-term debt	5,908	5,908
Short-term debt (2)	—	—

Total debt	$5,908	$5,908

(1)
Senior Notes are subject to redemption at the Company's option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.
(2)
The Company classifies any borrowings which have a maturity of twelve months or less at inception as short-term debt.

       Total debt outstanding by maturity as of December 31, 2011 is as follows:

($ in millions)

Due within one year or less	$350
Due after one year through 5 years	1,244
Due after 5 years through 10 years	964
Due after 10 years through 20 years	—
Due after 20 years	3,350

Total debt	$5,908

       On January 11, 2012, the Company issued $500 million of 5.20% Senior Notes due 2042. The proceeds of this issuance will be used for general corporate purposes, including the repayment of $350 million of 6.125% Senior Notes maturing on February 15, 2012.

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

       The Company is the primary beneficiary of a consolidated VIE used to acquire up to 19 automotive collision repair stores ("synthetic lease"). In 2011, the Company renewed the synthetic lease for a three-year term at a floating rate due 2014. The Company's Consolidated Statements of Financial Position include $32 million and $33 million of property and equipment, net and $44 million and $42 million of long-term debt as of December 31, 2011 and 2010, respectively.

       The Allstate Bank received a $10 million long-term advance from the FHLB in April 2008, and another $10 million advance in September 2008. The FHLB advances are secured with cash pledged to the FHLB. During 2011, 2010 and 2009, $2 million, $2 million and $1 million was repaid on the advances, respectively. The Allstate Corporation will be assuming these obligations when the Bank is dissolved.

       To manage short-term liquidity, the Company maintains a commercial paper program and a credit facility as a potential source of funds. These include a $1.00 billion unsecured revolving credit facility and a commercial paper program with a borrowing limit of $1.00 billion. The credit facility has an initial term of five years expiring in May 2012. The Company has the option to extend the expiration by one year upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend. This facility also contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. This facility has a financial covenant requiring the Company not to exceed a 37.5%

debt to capital resources ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company's senior, unsecured, nonguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2011 and 2010. The Company had no commercial paper outstanding as of December 31, 2011 and 2010.

       The Company paid $363 million, $363 million and $383 million of interest on debt in 2011, 2010 and 2009, respectively.

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

Capital stock

       The Company had 900 million shares of issued common stock of which 501 million shares were outstanding and 399 million shares were held in treasury as of December 31, 2011. In 2011, the Company reacquired 33 million shares at an average cost of $28.65 and reissued 1 million shares under equity incentive plans.

13.  Company Restructuring

       The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate's multiple agency programs to a single exclusive agency program. In 2011, restructuring programs primarily relate to Allstate Protection's field claim office consolidations, reorganization of technology shared services and reorganization within Allstate Financial's sales and support organization. The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges, and totaled $44 million, $30 million and $130 million in 2011, 2010 and 2009, respectively.

       The following table presents changes in the restructuring liability in 2011.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2010	$13	$3	$16
Expense incurred	21	7	28
Adjustments to liability	(10)	—	(10)
Payments applied against liability	(19)	(5)	(24)

Balance as of December 31, 2011	$5	$5	$10

       The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. As of December 31, 2011, the cumulative amount incurred to date for active programs totaled $110 million for employee costs and $47 million for exit costs.

14.  Commitments, Guarantees and Contingent Liabilities

Leases

       The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $256 million, $256 million and $267 million in 2011, 2010 and 2009, respectively.

       Minimum rental commitments under noncancelable capital and operating leases with an initial or remaining term of more than one year as of December 31, 2011 are as follows:

($ in millions)	Capital leases	Operating leases
2012	$7	$182
2013	8	138
2014	6	92
2015	2	66
2016	2	47
Thereafter	13	66

Total	$38	$591

Present value of minimum capital lease payments	$29

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

       FL Citizens reported losses from Hurricane Wilma in 2005, which followed a deficit for the 2004 plan year. The FL Citizens Board certified the 2005 FL Citizens deficit at $1.73 billion of which $920 million was to be funded through a regular assessment. The Company paid its portion of the deficit assessment totaling $14 million during 2006 and has recouped $11 million as of December 31, 2011. The Company expects to continue recoupment in 2012. The remainder of the deficit was funded by bonds issued in 2006.

       The Company is also subject to assessments from Louisiana Citizens Property Insurance Corporation ("LA Citizens"). LA Citizens can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the calendar year deficit or 10% of Louisiana direct property premiums industry-wide for the prior calendar year.

Florida Hurricane Catastrophe Fund

       Castle Key participates in the mandatory coverage provided by the FHCF and therefore has access to reimbursements on certain qualifying Florida hurricane losses from the FHCF (see Note 10), has exposure to assessments and pays annual premiums to the FHCF for this reimbursement protection. The FHCF has the authority to issue bonds to pay its obligations to insurers participating in the mandatory coverage in excess of its capital balances. Payment of these bonds is funded by emergency assessments on all property and casualty premiums in the state, except workers' compensation, medical malpractice, accident and health insurance and policies written under the NFIP. The FHCF emergency assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. The FHCF issued $625 million in bonds in 2008, and the FL OIR ordered an emergency assessment of 1% of premiums collected for all policies renewed after January 1, 2007. The FHCF issued

$676 million in bonds in 2010 and the FL OIR ordered an emergency assessment of 1.3% of premiums collected for all policies written or renewed after January 1, 2011. As required, companies will collect the FHCF emergency assessments directly from policyholders and remit them to the FHCF as they are collected.

       Facilities such as FL Citizens, LA Citizens and the FHCF are generally designed so that the ultimate cost is borne by policyholders; however, the exposure to assessments from these facilities and the availability of recoupments or premium rate increases may not offset each other in the Company's financial statements. Moreover, even if they do offset each other, they may not offset each other in financial statements for the same fiscal period due to the ultimate timing of the assessments and recoupments or premium rate increases, as well as the possibility of policies not being renewed in subsequent years.

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

       As of September 30, 2011, the CEA's capital balance was approximately $3.96 billion. Should losses arising from an earthquake cause a deficit in the CEA, additional funding would be obtained from the proceeds of revenue bonds the CEA may issue, an existing $3.05 billion reinsurance layer, and finally, if needed, assessments on participating insurance companies. The authority of the CEA to assess participating insurers extends through December 1, 2018. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.56 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second additional assessment, currently estimated not to exceed $804 million, if aggregate CEA earthquake losses exceed $9.69 billion and the capital of the CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA's capital to a level of $350 million. There is no provision that allows insurers to recover assessments through a premium surcharge or other mechanism. The CEA's projected aggregate claim paying capacity is $9.69 billion as of October 31, 2011 and if an event were to result in claims greater than its capacity, affected policyholders would be paid a prorated portion of their covered losses.

       All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of April 1, 2011, the Company's share of the CEA was 16.2%. The Company does not expect its CEA market share to materially change. At this level, the Company's maximum possible CEA assessment would be $382 million during 2012. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.

Texas Windstorm Insurance Association

       The Company participates in the mandatory coverage provided by the Texas Windstorm Insurance Association ("TWIA"), for losses relating to hurricane activity. Amounts assessed to each company are allocated based upon its proportion of business written. In September 2008, TWIA assessed the Company $66 million for losses relating to Hurricane Ike. The assessment was based on 2007 direct voluntary writings in the State of Texas. The Company expects to recoup $35 million of the assessment via premium tax offsets over a five year period. $7 million of the total recoupable amount was realized via premium tax offsets in each of 2011, 2010 and 2009. The remaining $31 million of the assessment was eligible for cession under the Company's reinsurance program. The TWIA board has not indicated the likelihood of any possible future assessments to insurers at this time. However, assessments from the TWIA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company's exposure to losses in Texas has been significantly reduced as a result of its participation in the TWIA.

Guaranty funds

       Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company's policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile's statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. As of December 31, 2011 and 2010, the liability balance included in other liabilities and accrued expenses was $53 million and $46 million, respectively. The related premium tax offsets included in other assets were $35 million and $25 million as of December 31, 2011 and 2010, respectively.

PMI runoff support agreement

       The Company has certain limited rights and obligations under a capital support agreement ("Runoff Support Agreement") with PMI Mortgage Insurance Company ("PMI"), the primary operating subsidiary of PMI Group, related to the Company's disposition of PMI in prior years. Under the Runoff Support Agreement, the Company would be required to pay claims on PMI policies written prior to October 28, 1994 if PMI fails certain financial covenants and fails to pay such claims. The agreement only covers these policies and not any policies issued on or after that date. In the event any amounts are so paid, the Company would receive a commensurate amount of preferred stock or subordinated debt of PMI Group or PMI. The Runoff Support Agreement also restricts PMI's ability to write new business and pay dividends under certain circumstances. On October 20, 2011, the Director of the Arizona Department of Insurance took control of the PMI insurance companies; effective October 24, 2011, the Director instituted a partial claim payment plan: claim payments will be made at 50%, with the remaining amount deferred as a policyholder claim. The effect of these developments to the Company are uncertain. Management does not believe they will have a material effect on results of operations, cash flows or financial position of the Company.

Guarantees

       The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $28 million as of December 31, 2011. The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

       Related to the disposal through reinsurance of substantially all of Allstate Financial's variable annuity business to Prudential in 2006, the Company and its consolidated subsidiaries, ALIC and ALNY, have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain. In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC's and ALNY's provision of transition services. The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees. Management does not believe this agreement will have a material effect on results of operations, cash flows or financial position of the Company.

       The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2011, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $6 million as of December 31, 2011. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

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

       The aggregate liability balance related to all guarantees was not material as of December 31, 2011.

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

Accrual and disclosure policy

       The Company reviews its lawsuits, regulatory inquiries, and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for such matters at management's best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company does not establish accruals for such matters when the Company does not believe both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's assessment of whether a loss is reasonably possible or probable is based on its assessment of the ultimate outcome of the matter following all appeals. The Company does not include potential recoveries in its estimates of reasonably possible or probable losses. Legal fees are expensed as incurred.

       The Company continues to monitor its lawsuits, regulatory inquiries, and other legal proceedings for further developments that would make the loss contingency both probable and estimable, and accordingly accruable, or that could affect the amount of accruals that have been previously established. There may continue to be exposure to loss in excess of any amount accrued. Disclosure of the nature and amount of an accrual is made when there have been sufficient legal and factual developments such that the Company's ability to resolve the matter would not be impaired by the disclosure of the amount of accrual.

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

       For certain of the matters described below in the "Claims related proceedings" and "Other proceedings" subsections, the Company is able to estimate the reasonably possible loss or range of loss above the amount accrued, if any. In determining whether it is possible to estimate the reasonably possible loss or range of loss, the Company reviews and evaluates the disclosed matters, in conjunction with counsel, in light of potentially relevant factual and legal developments.

       These developments may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, information obtained from other sources, experience from managing these and other matters, and other rulings by courts, arbitrators or others. When the Company possesses sufficient appropriate information to develop an estimate of the reasonably possible loss or range of loss above the amount accrued, if any, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate is not possible. Disclosure of the estimate of the reasonably possible loss or range of loss above the amount accrued, if any, for any individual matter would only be considered when there have been sufficient legal and factual developments such that the Company's ability to resolve the matter would not be impaired by the disclosure of the individual estimate.

       As of December 31, 2011, the Company estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $855 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

       Due to the complexity and scope of the matters disclosed in the "Claims related proceedings" and "Other proceedings" subsections below and the many uncertainties that exist, the ultimate outcome of these matters cannot be predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material effect on the financial position of the Company.

Claims related proceedings

       Allstate is vigorously defending a putative class action lawsuit filed in the aftermath of Hurricane Katrina and currently pending in the United States District Court for the Eastern District of Louisiana ("District Court"). This matter was filed by the Louisiana Attorney General against Allstate and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana, as assignee, and on behalf of a class of Road Home fund recipients. In this matter the State alleged that the insurers failed to pay all damages owed under their policies. The claims currently pending in this matter are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers. All other claims, including extra-contractual claims, have been dismissed. The Company had moved to dismiss the complaint on the grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the underlying insurance policies. Now, however, due to a ruling by the

Louisiana Supreme Court, the Company will not pursue a motion to dismiss, but will preserve the anti-assignment issue in a defense.

       The State has not yet identified the specific details by property supporting its allegations of breach of contract or the alleged deficiencies in adjusting those claims. There are many potential individual claims at issue in this matter, each of which will require individual analysis and a number of which may be subject to individual defenses, including release, accord and satisfaction, prescription, waiver, and estoppel. There has been no discovery in connection with this matter. The Company has now filed a motion seeking to force the State to provide more specificity as to its claims in this matter. The Company believes that its adjusting practices in connection with Katrina homeowners claims were sound and in accordance with industry standards and state law. There remain significant questions of Louisiana law that have yet to be decided. In the Company's judgment, given the issues discussed above, a loss is not probable.

       Allstate has been vigorously defending a lawsuit in regards to certain claims employees involving worker classification issues. This lawsuit is a certified class action challenging a state wage and hour law. In this case, plaintiffs sought actual damages in an amount to be proven at trial, liquidated damages in an amount equal to an unspecified percentage of the aggregate underpayment of wages to be proven at trial, as well as attorneys' fees and costs. Plaintiffs have not made a settlement demand nor have they alleged the amount of damages with any specificity. The case was bifurcated between liability and damages and is currently focused only on liability issues. No discovery has taken place regarding plaintiffs' alleged damages. In December 2009, the liability phase of the case was tried, and, on July 6, 2010, the court issued its decision finding in favor of Allstate on all claims. The plaintiffs have appealed the decision in favor of Allstate to the first level appellate court. After concluding the current appeal, the parties may seek a subsequent appeal to the Illinois Supreme Court. Only liability issues are being addressed on appeal and no damages may be awarded at this stage of the proceedings. In the event the trial court's order were to be overturned, however, the parties would need to conduct damages discovery, and a trial on damages would have to take place, before any damages could be awarded. In the Company's judgment a loss is not probable.

       Allstate is vigorously defending a class action lawsuit in Montana state court challenging aspects of its claim handling practices in Montana. The plaintiff alleges that the Company adjusts claims made by individuals who do not have attorneys in a manner that unfairly resulted in lower payments compared to claimants who were represented by attorneys. In January 2012, the court certified a class of Montana claimants who were not represented by attorneys with respect to the resolution of auto accident claims. The court certified the class to cover an indefinite period that commences in the mid-1990's. The certified claims include claims for declaratory judgment, injunctive relief and punitive damages in an unspecified amount. Injunctive relief may include a claim process by which unrepresented claimants could request that their claims be readjusted. No compensatory damages are sought on behalf of the class. To date no discovery has occurred related to the potential value of the class members' claims. The Company has asserted various defenses with respect to the plaintiff's claims which have not been finally resolved. The proposed injunctive relief claim process would be subject to defenses and offsets ordinarily associated with the adjustment of claims. Any differences in amounts paid to class members compared to what class members might be paid under a different process would be speculative and subject to individual variation and determination dependent upon the individual circumstances presented by each class claimant. In the Company's judgment a loss is not probable.

Other proceedings

       The Company is defending certain matters relating to the Company's agency program reorganization announced in 1999. Although these cases have been pending for many years, they currently are in the early stages of litigation because of appellate court proceedings and threshold procedural issues.

  •
  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws ("EEOC I") and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act ("ADEA"), breach of contract and ERISA violations ("Romero I"). In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release was voidable at the option of the release signer. The court also ordered that an agent who voided the release must return to Allstate "any and all benefits received by the [agent] in exchange for signing the release." The court also stated that, "on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request. In June 2007, the court reversed its prior ruling that the release was voidable and granted the Company's motions for summary judgment, ruling that the asserted claims were barred by the release signed by most plaintiffs.

    Plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit ("Third Circuit"). In July 2009, the Third Circuit vacated the trial court's entry of summary judgment in the Company's favor and remanded the cases to the trial court for additional discovery, including additional discovery related to the validity of the release and waiver. In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then all of the claims in Romero I and EEOC I are barred. Thus, if the waiver and release is upheld, then only the claims in Romero I asserted by the small group of employee agents who did not sign the release and waiver would remain for adjudication. In January 2010, following the remand, the cases were assigned to a new judge for further proceedings in the trial court. Plaintiffs filed their Second Amended Complaint on July 28, 2010. Plaintiffs seek broad but unspecified "make whole relief," including back pay, compensatory and punitive damages, liquidated damages, lost investment capital, attorneys' fees and costs, and equitable relief, including reinstatement to employee agent status with all attendant benefits for up to approximately 6,500 former employee agents. Despite the length of time that these matters have been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class. Nor have plaintiffs provided any calculations of the putative class's alleged back pay or the alleged liquidated, compensatory or punitive damages, instead asserting that such calculations will be provided at a later stage during expert discovery. Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination. Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses. Alleged damage amounts and lost benefits of the approximately 6,500 putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service. Discovery limited to the validity of the waiver and release is in process. At present, no class is certified. Summary judgment proceedings on the validity of the waiver and release are expected to occur in the first half of 2012.

  •
  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue ("Romero II"). These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. Romero II was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005. In June 2007, the court granted the Company's motion to dismiss the case. Plaintiffs filed a notice of appeal with the Third Circuit. In July 2009, the Third Circuit vacated the district court's dismissal of the case and remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge. In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then one of plaintiffs' three claims asserted in Romero II is barred. The Third Circuit directed the district court to consider on remand whether the other two claims asserted in Romero II are barred by the release and waiver. In January 2010, following the remand, the case was assigned to a new judge (the same judge for the Romero I and EEOC I cases) for further proceedings in the trial court. On April 23, 2010, plaintiffs filed their First Amended Complaint. Plaintiffs seek broad but unspecified "make whole" or other equitable relief, including losses of income and benefits as a result of their decision to retire from the Company between November 1, 1999 and December 31, 2000. They also seek repeal of the challenged amendments to the Agents Pension Plan with all attendant benefits revised and recalculated for thousands of former employee agents, and attorney's fees and costs. Despite the length of time that this matter has been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class. Nor have plaintiffs provided any calculations of the putative class's alleged losses, instead asserting that such calculations will be provided at a later stage during expert discovery. Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination. Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses. Alleged damage amounts and lost benefits of the putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service. As in Romero I and EEOC I, discovery at this time is limited to issues relating to the validity of the waiver and release. Class certification has not been decided. Summary judgment proceedings on the validity of the waiver and release are expected to occur in the first half of 2012.

       In these agency program reorganization matters, the threshold issue of the validity and scope of the waiver and release is yet to be decided and, if decided in favor of the Company, would preclude any damages being awarded in Romero I and EEOC I and may also preclude damages from being awarded in Romero II. In the Company's judgment a loss is not probable. Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

Asbestos and environmental

       Allstate's reserves for asbestos claims were $1.08 billion and $1.10 billion, net of reinsurance recoverables of $529 million and $555 million, as of December 31, 2011 and December 31, 2010, respectively. Reserves for environmental claims were $185 million and $201 million, net of reinsurance recoverables of $40 million and $47 million, as of December 31, 2011 and December 31, 2010, respectively. Approximately 59% and 60% of the total net asbestos and environmental reserves as of December 31, 2011 and 2010, respectively, were for incurred but not reported estimated losses.

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

15.  Income Taxes

       The Company and its domestic subsidiaries file a consolidated federal income tax return. Tax liabilities and benefits realized by the consolidated group are allocated as generated by the respective entities.

       The Internal Revenue Service ("IRS") is currently examining the Company's 2009 and 2010 federal income tax returns. The IRS has completed its examinations of the Company's federal income tax returns for 2005-2006 and 2007-2008 and the cases are under consideration at the IRS Appeals Office. The Company's tax years prior to 2005 have been examined by the IRS and the statute of limitations has expired on those years. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

       The reconciliation of the change in the amount of unrecognized tax benefits for the years ended December 31 is as follows:

($ in millions)	2011	2010	2009
Balance – beginning of year	$25	$22	$21
Increase for tax positions taken in a prior year	—	1	—
Decrease for tax positions taken in a prior year	—	—	—
Increase for tax positions taken in the current year	—	2	1
Decrease for tax positions taken in the current year	—	—	—
(Decrease) increase for settlements	—	—	—
Reductions due to lapse of statute of limitations	—	—	—

Balance – end of year	$25	$25	$22

       The Company believes it is reasonably possible that the liability balance will be reduced by $25 million within the next twelve months upon the resolution of an outstanding issue resulting from the 2005-2006 IRS examination. Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the Company's effective tax rate.

       The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company did not record interest income or expense relating to unrecognized tax benefits in income tax expense in 2011 or 2010. The Company recorded $0.1 million of interest income relating to unrecognized tax benefits in income tax expense in 2009. As of December 31, 2011 and 2010, there was no interest accrued with respect to unrecognized tax benefits. No amounts have been accrued for penalties.

       The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2011	2010
Deferred assets
Unearned premium reserves	$656	$637
Difference in tax bases of invested assets	564	521
Discount on loss reserves	315	310
Pension	255	229
Alternative minimum tax credit carryforward	255	168
Accrued compensation	213	201
Net operating loss carryforwards	203	—
Other postretirement benefits	188	157
Life and annuity reserves	10	227
Other assets	67	50

Total deferred assets	2,726	2,500
Valuation allowance	(67)	(6)

Net deferred assets	2,659	2,494
Deferred liabilities
DAC	(1,102)	(1,139)
Unrealized net capital gains	(737)	(504)
Other intangible assets	(142)	(6)
Other liabilities	(158)	(61)

Total deferred liabilities	(2,139)	(1,710)

Net deferred asset	$520	$784

       Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized based on the Company's assessment that the deductions ultimately recognized for tax purposes will be fully utilized. The valuation allowance for deferred tax assets increased by $61 million in 2011 primarily as a result of the acquisition of Answer Financial. The valuation allowance relates to the portion of Answer

Financial's net operating loss carryforwards that, due to limitations contained in the Internal Revenue Code, are expected to expire prior to their utilization.

       As of December 31, 2011, the Company has net operating loss carryforwards of $580 million which will expire at the end of 2015 through 2031. The Company has tax credit carryforwards of $9 million which will be available to offset future tax liabilities and expire at the end of 2029 through 2031. In addition, the Company has an alternative minimum tax credit carryforward of $255 million which will be available to offset future tax liabilities indefinitely.

       The components of income tax expense for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Current	$14	$133	$(18)
Deferred	158	65	412

Total income tax expense	$172	$198	$394

       Income tax expense for the year ended December 31, 2009 includes expense of $254 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009. This valuation allowance was released in connection with the adoption of new other-than-temporary impairment accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense. The release of the valuation allowance is related to the reversal of previously recorded other-than-temporary impairment write-downs that would not have been recorded under the new other-than-temporary impairment accounting guidance.

       The Company paid income taxes of $32 million in 2011 and received refunds of $8 million and $1.25 billion in 2010 and 2009, respectively. The Company had a current income tax receivable of $157 million and $129 million as of December 31, 2011 and 2010, respectively.

       A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(13.6)	(15.6)	(20.2)
Tax credits	(2.1)	(0.5)	—
Dividends received deduction	(1.8)	(1.4)	(1.3)
Adjustment to prior year tax liabilities	(0.8)	(0.2)	(2.7)
Other	1.2	0.3	0.9
Valuation allowance	—	—	19.9

Effective income tax rate	17.9%	17.6%	31.6%

16.  Statutory Financial Information

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

       Statutory net income and capital and surplus of Allstate's domestic insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Net income			Capital and surplus
($ in millions)	2011	2010	2009	2011	2010
Amounts by major business type:
Property-Liability (1)	$213	$1,064	$1,318	$11,992	$12,185
Allstate Financial	(42)	(430)	(911)	3,600	3,454

Amount per statutory accounting practices	$171	$634	$407	$15,592	$15,639

(1)
The Property-Liability statutory capital and surplus balances exclude wholly-owned subsidiaries included in the Allstate Financial segment.

       There were no permitted practices utilized as of December 31, 2011 or 2010.

Dividends

       The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors. The payment of shareholder dividends by AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. AIC paid dividends of $838 million in 2011, which was less than the maximum amount allowed under Illinois insurance law without the prior approval of the Illinois Department of Insurance ("IL DOI") based on 2010 formula amounts. The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2012 is $1.51 billion, less dividends paid during the preceding twelve months measured at that point in time.

       Notification and approval of intercompany lending activities is also required by the IL DOI for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

17.  Benefit Plans

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

Obligations and funded status

       The Company calculates benefit obligations based upon generally accepted actuarial methodologies using the projected benefit obligation ("PBO") for pension plans and the accumulated postretirement benefit obligation ("APBO") for other postretirement plans. The determination of pension costs and other postretirement obligations as of December 31, 2011 and 2010 are determined using a December 31 measurement date. The benefit obligations represent the actuarial present value of all benefits attributed to employee service rendered as of the measurement date. The PBO is measured using the pension benefit formula and assumptions as to future compensation levels. A plan's funded status is calculated as the difference between the benefit obligation and the fair value of plan assets. The Company's funding policy for the pension plans is to make annual contributions at a level that is in accordance with regulations under the Internal Revenue Code ("IRC") and generally accepted actuarial principles. The Company's postretirement benefit plans are not funded.

       The components of the plans' funded status that are reflected in the Consolidated Statements of Financial Position as of December 31 are as follows:

	Pension benefits		Postretirement benefits
($ in millions)	2011	2010	2011	2010
Fair value of plan assets	$4,675	$4,669	$—	$—
Less: Benefit obligation	5,831	5,545	716	628

Funded status	$(1,156)	$(876)	$(716)	$(628)

Items not yet recognized as a component of net periodic cost:
Net actuarial loss (gain)	$2,546	$2,311	$(211)	$(322)
Prior service credit	(3)	(5)	(152)	(175)

Unrecognized pension and other postretirement benefit cost, pre-tax	2,543	2,306	(363)	(497)
Deferred income tax	(890)	(807)	137	186

Unrecognized pension and other postretirement benefit cost	$1,653	$1,499	$(226)	$(311)

       The increase of $235 million in the pension net actuarial loss during 2011 is related to a decrease in the discount rate combined with lower than expected returns. The majority of the $2.55 billion net actuarial pension benefit losses not yet recognized as a component of net periodic pension cost in 2011 reflects decreases in the discount rate and the effect of unfavorable equity market conditions on the value of the pension plan assets in prior years. The decrease of $111 million in the OPEB net actuarial gain during 2011 is primarily related to a decrease in the discount rate, higher than expected claim costs of future retirees and amortization of net actuarial gains. The decrease of $23 million in the OPEB prior service credit is related to amortization of prior service cost.

       The change in 2011 in items not yet recognized as a component of net periodic cost, which is recorded in unrecognized pension and other postretirement benefit cost, is shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net periodic cost – December 31, 2010	$2,306	$(497)
Net actuarial loss arising during the period	437	82
Net actuarial (loss) gain amortized to net periodic benefit cost	(200)	30
Prior service cost arising during the period	—	—
Prior service credit amortized to net periodic benefit cost	2	23
Translation adjustment and other	(2)	(1)

Items not yet recognized as a component of net periodic cost – December 31, 2011	$2,543	$(363)

       The net actuarial loss (gain) is recognized as a component of net periodic cost amortized over the average remaining service period of active employees expected to receive benefits. Estimates of the net actuarial loss (gain) and prior service credit expected to be recognized as a component of net periodic benefit cost during 2012 are shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Net actuarial loss (gain)	$178	$(21)
Prior service credit	(2)	(23)

       The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $5.16 billion and $4.82 billion as of December 31, 2011 and 2010, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.

       The PBO, ABO and fair value of plan assets for the Company's pension plans with an ABO in excess of plan assets were $5.51 billion, $4.85 billion and $4.33 billion, respectively, as of December 31, 2011 and $4.48 billion, $3.79 billion and $3.54 billion, respectively, as of December 31, 2010. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $142 million and $132 million for 2011 and 2010, respectively.

       The changes in benefit obligations for all plans for the years ended December 31 are as follows:

	Pension benefits		Postretirement benefits
($ in millions)	2011	2010	2011	2010
Benefit obligation, beginning of year	$5,545	$5,233	$628	$666
Service cost	151	150	11	12
Interest cost	322	320	37	40
Participant contributions	1	1	20	22
Actuarial loss (gain)	337	239	82	(58)
Benefits paid (1)	(511)	(407)	(61)	(57)
Translation adjustment and other	(14)	9	(1)	3

Benefit obligation, end of year	$5,831	$5,545	$716	$628

(1)
Benefits paid include lump sum distributions, a portion of which may trigger settlement accounting treatment.

Components of net periodic cost

       The components of net periodic cost for all plans for the years ended December 31 are as follows:

	Pension benefits			Postretirement benefits
($ in millions)	2011	2010	2009	2011	2010	2009
Service cost	$151	$150	$125	$11	$12	$13
Interest cost	322	320	331	37	40	52
Expected return on plan assets	(367)	(331)	(398)	—	—	—
Amortization of:
Prior service credit	(2)	(2)	(3)	(23)	(22)	(6)
Net actuarial loss (gain)	154	160	15	(30)	(22)	(29)
Settlement loss	46	48	22	1	—	—

Net periodic cost (credit)	$304	$345	$92	$(4)	$8	$30

Assumptions

       Weighted average assumptions used to determine net pension cost and net postretirement benefit cost for the years ended December 31 are:

	Pension benefits			Postretirement benefits
($ in millions)	2011	2010	2009	2011	2010	2009
Discount rate	6.00%	6.25%	7.50%	6.00%	6.25%	6.50%
Rate of increase in compensation levels	4.0 - 4.5	4.0 - 4.5	4.0 - 4.5	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.5	8.5	8.5	n/a	n/a	n/a

       Weighted average assumptions used to determine benefit obligations as of December 31 are listed in the following table.

	Pension benefits		Postretirement benefits
	2011	2010	2011	2010
Discount rate	5.25%	6.00%	5.25%	6.00%
Rate of increase in compensation levels	4.0 - 4.5	4.0 - 4.5	n/a	n/a

       The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 7.30% for 2012, gradually declining to 4.5% in 2024 and remaining at that level thereafter.

       Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $3 million and $27 million, respectively. A one percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $2 million and $21 million, respectively.

Pension plan assets

       The change in pension plan assets for the years ended December 31 is as follows:

($ in millions)	2011	2010
Fair value of plan assets, beginning of year	$4,669	$4,127
Actual return on plan assets	267	496
Employer contribution	264	443
Benefits paid	(511)	(407)
Translation adjustment and other	(14)	10

Fair value of plan assets, end of year	$4,675	$4,669

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

       The pension plans' target asset allocation and the actual percentage of plan assets, by asset category as of December 31 are as follows:

	Target asset allocation	Actual percentage of plan assets
Asset category	2011	2011	2010
U.S. equity securities	25 - 33%	19%	25%
International equity securities	17 - 23	24	18
Fixed income securities	35 - 48	38	38
Real estate funds	3 - 7	4	4
Private equity funds	3 - 7	4	3
Hedge funds	6 - 9	7	8
Short-term investments and other	1 - 3	4	4

Total (1)		100%	100%

(1)
Securities lending collateral reinvestment is excluded from target and actual percentage of plan assets.

       The target asset allocation for an asset category may be achieved either through direct investment holdings, through replication using derivative instruments (e.g., futures or swaps) or net of hedges using derivative instruments to reduce exposure to an asset category. The notional amount of derivatives used for replication net of the notional amount of hedges is limited to 115% of total plan assets. Calculating the actual allocation consistent with the target allocation results in actual allocations falling within the target allocation.

       Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. U.S. government fixed income securities and U.S. equity securities are lent out and cash collateral is invested 33% in fixed income securities and 67% in short-term investments.

       The following table presents the fair values of pension plan assets as of December 31, 2011.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2011
Assets
Equity securities:
U.S.	$11	$817	$64	$892
International	116	986	—	1,102
Fixed income securities:
U.S. government and agencies	634	120	—	754
Foreign government	—	26	—	26
Municipal	—	—	163	163
Corporate	—	869	9	878
RMBS	—	119	—	119
Short-term investments	33	494	—	527
Limited partnership interests:
Real estate funds (1)	—	—	192	192
Private equity funds (2)	—	—	186	186
Hedge funds (3)	—	—	324	324
Cash and cash equivalents	18	—	—	18
Free-standing derivatives:
Assets	1	2	—	3
Liabilities	(2)	(4)	—	(6)

Total plan assets at fair value	$811	$3,429	$938	5,178

% of total plan assets at fair value	15.7%	66.2%	18.1%	100.0%
Securities lending obligation (4)				(554)
Other net plan assets (5)				51

Total reported plan assets				$4,675

(1)
Real estate funds held by the pension plans are primarily invested in U.S. commercial real estate.
(2)
Private equity funds held by the pension plans are primarily comprised of North American buyout funds.
(3)
Hedge funds held by the pension plans primarily comprise fund of funds investments in diversified pools of capital across funds with underlying strategies such as convertible arbitrage, equity market neutral, fixed income arbitrage, global macro, commodity trading advisors, long short equity, short biased equity, and event driven.
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

       The following table presents the fair values of pension plan assets as of December 31, 2010.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2010
Assets
Equity securities:
U.S.	$922	$216	$6	$1,144
International	688	154	—	842
Fixed income securities:
U.S. government and agencies	722	71	—	793
Foreign government	—	14	—	14
Municipal	—	—	222	222
Corporate	—	836	10	846
RMBS	—	89	48	137
Short-term investments	89	574	—	663
Limited partnership interests:
Real estate funds	—	—	167	167
Private equity funds	—	—	166	166
Hedge funds	—	—	373	373
Cash and cash equivalents	33	—	—	33
Free-standing derivatives:
Assets	—	9	—	9
Liabilities	(2)	—	—	(2)

Total plan assets at fair value	$2,452	$1,963	$992	5,407

% of total plan assets at fair value	45.4%	36.3%	18.3%	100.0%
Securities lending obligation				(772)
Other net plan assets				34

Total reported plan assets				$4,669

       The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 6.

       The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2011.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2010	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2011
Assets
U. S. equity securities	$6	$—	$(2)	$60	$—	$64
Fixed income securities:
Municipal	222	—	1	(60)	—	163
Corporate	10	1	—	(2)	—	9
RMBS	48	(8)	8	(30)	(18)	—
Limited partnership interests:
Real estate funds	167	(1)	29	(3)	—	192
Private equity funds	166	1	22	(3)	—	186
Hedge funds	373	43	(48)	(44)	—	324

Total Level 3 plan assets	$992	$36	$10	$(82)	$(18)	$938

       The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2010.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2009	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2010
Assets
U. S. equity securities	$4	$—	$2	$—	$—	$6
Fixed income securities:
Municipal	344	—	(2)	(114)	(6)	222
Corporate	10	—	—	—	—	10
RMBS	61	(10)	23	(26)	—	48
ABS	32	(1)	—	(31)	—	—
Limited partnership interests:
Real estate funds	135	(4)	3	33	—	167
Private equity funds	149	—	19	(2)	—	166
Hedge funds	368	(58)	73	(10)	—	373

Total Level 3 plan assets	$1,103	$(73)	$118	$(150)	$(6)	$992

       The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2009.

($ in millions)		Actual return on plan assets:
	Balance as of January 1, 2009	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2009
Assets
U. S. equity securities	$5	$—	$(3)	$2	$—	$4
Fixed income securities:
Municipal	408	—	22	(48)	(38)	344
Corporate	10	2	—	17	(19)	10
RMBS	99	—	2	(40)	—	61
ABS	—	—	—	32	—	32
Limited partnership interests:
Real estate funds	142	—	(47)	40	—	135
Private equity funds	133	—	4	12	—	149
Hedge funds	341	10	37	(20)	—	368

Total Level 3 plan assets	$1,138	$12	$15	$(5)	$(57)	$1,103

       The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company's assumption for the expected long-term rate of return on plan assets is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward looking nature of this assumption, the actual returns in any one year do not immediately result in a change. In giving consideration to the targeted plan asset allocation, the Company evaluated returns using the same sources it has used historically which include: historical average asset class returns from an independent nationally recognized vendor of this type of data blended together using the asset allocation policy weights for the Company's pension plans; asset class return forecasts from a large global independent asset management firm that specializes in providing multi-asset class investment fund products which were blended together using the asset allocation policy weights; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. This same methodology has been applied on a consistent basis each year. All of these were consistent with the Company's long-term rate of return on plan assets assumption of 8.5% as of December 31, 2011 and 2010. As of the 2011 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 6.6% and 4.6%, respectively.

       Pension plan assets did not include any of the Company's common stock as of December 31, 2011 or 2010.

Cash flows

       There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2011. The Company currently plans to contribute $417 million to its pension plans in 2012.

       The Company contributed $41 million and $35 million to the postretirement benefit plans in 2011 and 2010, respectively. Contributions by participants were $20 million and $22 million in 2011 and 2010, respectively.

Estimated future benefit payments

       Estimated future benefit payments expected to be paid in the next 10 years, based on the assumptions used to measure the Company's benefit obligation as of December 31, 2011, are presented in the table below. Effective January 1, 2010, the Company no longer participates in the Retiree Drug Subsidy program due to the change in the Company's retiree medical plan for Medicare-eligible retirees.

($ in millions)	Postretirement benefits
	Pension benefits	Gross benefit payments
2012	$310	$42
2013	319	43
2014	350	45
2015	362	47
2016	396	49
2017-2021	2,467	272

Total benefit payments	$4,204	$498

Allstate 401(k) Savings Plan

       Employees of the Company, with the exception of those employed by the Company's international, Sterling Collision Centers ("Sterling"), Esurance and Answer Financial subsidiaries, are eligible to become members of the Allstate 401(k) Savings Plan ("Allstate Plan"). The Company's contributions are based on the Company's matching obligation and certain performance measures. The Company is responsible for funding its anticipated contribution to the Allstate Plan, and may, at the discretion of management, use the ESOP to pre-fund certain portions. In connection with the Allstate Plan, the Company has a note from the ESOP with a principal balance of $22 million as of December 31, 2011. The ESOP note has a fixed interest rate of 7.9% and matures in 2019. The Company records dividends on the ESOP shares in retained income and all the shares held by the ESOP are included in basic and diluted weighted average common shares outstanding.

       The Company's contribution to the Allstate Plan was $48 million, $36 million, and $78 million in 2011, 2010 and 2009, respectively. These amounts were reduced by the ESOP benefit computed for the years ended December 31 as follows:

($ in millions)	2011	2010	2009
Interest expense recognized by ESOP	$2	$2	$2
Less: dividends accrued on ESOP shares	(2)	(2)	(2)
Cost of shares allocated	2	2	2

Compensation expense	2	2	2
Reduction of defined contribution due to ESOP	9	11	22

ESOP benefit	$(7)	$(9)	$(20)

       The Company made no contributions to the ESOP in 2011, 2010 and 2009. As of December 31, 2011, total committed to be released, allocated and unallocated ESOP shares were 0.2 million, 34 million and 5 million, respectively.

       Allstate has defined contribution plans for eligible employees of its Canadian, Sterling, Esurance and Answer Financial subsidiaries. Expense for these plans was $7 million, $5 million and $6 million in 2011, 2010 and 2009, respectively.

18.  Equity Incentive Plans

       The Company currently has two equity incentive plans that permit it to grant nonqualified stock options, incentive stock options and restricted stock units to certain employees and directors of the Company. The total compensation expense related to equity awards was $64 million, $68 million and $74 million and the total income tax benefits were $21 million, $23 million and $25 million for 2011, 2010 and 2009, respectively. Total cash received from the exercise of options was $19 million, $28 million and $3 million for 2011, 2010 and 2009, respectively. Total tax benefit realized on options exercised and stock unrestricted was $10 million, $11 million and $3 million for 2011, 2010 and 2009, respectively.

       The Company records compensation expense related to awards under these plans over the vesting period of each grant. The Company records compensation expense for employees eligible for continued vesting upon retirement over the vesting period to the date that the employee is eligible for retirement. As of December 31, 2011, total unrecognized compensation cost related to all nonvested awards was $105 million, of which $56 million related to nonqualified stock options which are expected to be recognized over the weighted average vesting period of 2.36 years and $49 million related to restricted stock units which are expected to be recognized over the weighted average vesting period of 2.46 years.

       Options are granted under the plans with exercise prices equal to the closing share price of the Company's common stock on the applicable grant date. Options granted to employees generally vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. Options granted prior to 2010 vest ratably over a four year period. Options may be exercised once vested and will expire ten years after the date of grant. For a normal retirement (age 60 with one year of service), all options granted more than 12 months before retirement, and a pro-rata portion of options granted within 12 months of retirement, continue to vest as scheduled. For an early retirement (age 55 with ten years of service), a pro-rata portion of all options continue to vest as scheduled. When the options become vested, they may be exercised on or before the earlier of the option expiration date or the fifth anniversary of the employee's retirement. If termination of employment is a result of death or disability, then all options vest and may be exercised on or before the earlier of the option expiration date or the second anniversary of the date of termination of employment. Vested options may be exercised within three months following any other type of termination of employment except termination after a change in control. Restricted stock units generally vest and unrestrict 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, except for directors which vest immediately and unrestrict after leaving the board. Restricted stock units granted to employees prior to 2010 vest and unrestrict in full on the fourth anniversary of the grant date. Employee awards are subject to forfeiture upon termination. For a normal retirement, all restricted stock units granted more than 12 months before retirement, and a pro-rata portion of restricted stock units granted within 12 months of retirement, continue to unrestrict as provided for in the original grant. For an early retirement, a pro-rata portion of all restricted stock units continue to vest as scheduled. Upon a termination of employment as a result of death or disability, all restricted stock units vest. Unvested restricted stock units are forfeited following any other type of termination of employment except termination after a change in control.

       A total of 77.8 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans' terms. As of December 31, 2011, 19.2 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.

       The fair value of each option grant is estimated on the date of grant using a binomial lattice model. The Company uses historical data to estimate option exercise and employee termination within the valuation model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the binominal lattice model and represents the period of time that options granted are expected to be outstanding. The expected volatility of the price of the underlying shares is implied based on traded options and historical volatility of the Company's common stock. The expected dividends for 2011 were based on the current dividend yield of the Company's stock as of the date of the grant. The expected dividends for 2010 were based on the current dividend yield of the Company's stock as of the date of the grant. The expected dividends for 2009 were based on a graded average of the current and historical long-term dividend yield of the Company's stock as of the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used are shown in the following table.

	2011	2010	2009
Weighted average expected term	7.9 years	7.8 years	8.1 years
Expected volatility	22.1 - 53.9%	23.7 - 52.3%	26.3 - 79.2%
Weighted average volatility	35.1%	35.1%	38.3%
Expected dividends	2.5 - 3.7%	2.4 - 2.8%	2.6%
Weighted average expected dividends	2.7%	2.6%	2.6%
Risk-free rate	0.0 - 3.5%	0.1 - 3.9%	0.0 - 3.7%

       A summary of option activity for the year ended December 31, 2011 is shown in the following table.

	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2011	35,296	$39.39
Granted	4,177	31.57
Exercised	(1,080)	17.87
Forfeited	(1,230)	28.69
Expired	(3,216)	44.69

Outstanding as of December 31, 2011:	33,947	39.00	$71,171	5.1

Outstanding, net of expected forfeitures	33,645	39.08	70,686	5.0
Outstanding, exercisable ("vested")	21,417	45.26	28,243	3.5

       The weighted average grant date fair value of options granted was $9.49, $9.89 and $5.74 during 2011, 2010 and 2009, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $15 million, $16 million and $428 thousand during 2011, 2010 and 2009, respectively.

       The changes in restricted stock units are shown in the following table for the year ended December 31, 2011.

	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2011	3,757	$31.50
Granted	1,366	31.38
Vested	(417)	61.66
Forfeited	(380)	29.08

Nonvested as of December 31, 2011	4,326	28.76

       The fair value of restricted stock units is based on the market value of the Company's stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock units granted was $31.38, $31.32 and $17.47 during 2011, 2010 and 2009, respectively. The total fair value of restricted stock units vested was $13 million, $16 million and $11 million during 2011, 2010 and 2009, respectively.

       The tax benefit realized in 2011, 2010 and 2009 related to tax deductions from stock option exercises and included in shareholders' equity was $3 million, $4 million and zero, respectively. The tax (expense) benefit realized in 2011, 2010 and 2009 related to all stock-based compensation and recorded directly to shareholders' equity was $(0.4) million, $0.5 million and $(6) million, respectively.

19.  Reporting Segments

       Allstate management is organized around products and services, and this structure is considered in the identification of its four reportable segments. These segments and their respective operations are as follows:

       Allstate Protection principally sells private passenger auto and homeowners insurance in the United States and Canada. Revenues from external customers generated outside the United States were $892 million, $741 million and $619 million in 2011, 2010 and 2009, respectively. The Company evaluates the results of this segment based upon underwriting results.

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

       Allstate Financial sells life insurance, retirement and investment products and voluntary accident and health insurance. The principal individual products are interest-sensitive, traditional and variable life insurance; fixed annuities including deferred and immediate; and voluntary accident and health insurance. The institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. Banking products and services were previously offered to customers through the Allstate Bank. Allstate Financial had no revenues from external customers generated outside the United States in 2011, 2010 or 2009. The Company evaluates the results of this segment based upon operating income.

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

       The accounting policies of the reportable segments are the same as those described in Note 2. The effects of certain inter-segment transactions are excluded from segment performance evaluation and therefore are eliminated in the segment results.

Measuring segment profit or loss

       The measure of segment profit or loss used by Allstate's management in evaluating performance is underwriting income (loss) for the Allstate Protection and Discontinued Lines and Coverages segments and operating income for the Allstate Financial and Corporate and Other segments. A reconciliation of these measures to net income (loss) is provided below.

       Underwriting income (loss) is calculated as premiums earned, less claims and claims expenses ("losses"), amortization of DAC, operating costs and expenses, and restructuring and related charges as determined using GAAP.

       Operating income (loss) is net income (loss) excluding:

•
realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in operating income (loss),

•
valuation changes on embedded derivatives that are not hedged, after-tax,

•
amortization of DAC and DSI, to the extent they resulted from the recognition of certain realized capital gains and losses or valuation changes on embedded derivatives that are not hedged, after-tax,

•
business combination expenses and the amortization of purchased intangible assets, after-tax,

•
gain (loss) on disposition of operations, after-tax, and

•
adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years.

       Summarized revenue data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$16,500	$16,530	$16,642
Non-standard auto	799	905	966

Total auto	17,299	17,435	17,608
Homeowners	6,200	6,078	6,077
Other personal lines	2,443	2,442	2,510

Allstate Protection	25,942	25,955	26,195
Discontinued Lines and Coverages	—	2	(1)

Total property-liability insurance premiums	25,942	25,957	26,194
Net investment income	1,201	1,189	1,328
Realized capital gains and losses	85	(321)	(168)

Total Property-Liability	27,228	26,825	27,354
Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	441	420	407
Immediate annuities with life contingencies	106	97	102
Accident and health insurance	643	621	460

Total life and annuity premiums	1,190	1,138	969
Interest-sensitive life insurance	1,015	991	944
Fixed annuities	33	39	45

Total contract charges	1,048	1,030	989

Total life and annuity premiums and contract charges	2,238	2,168	1,958
Net investment income	2,716	2,853	3,064
Realized capital gains and losses	388	(517)	(431)

Total Allstate Financial	5,342	4,504	4,591
Corporate and Other
Service fees	7	11	9
Net investment income	54	60	52
Realized capital gains and losses	30	11	16

Total Corporate and Other before reclassification of service fees	91	82	77
Reclassification of service fees (1)	(7)	(11)	(9)

Total Corporate and Other	84	71	68

Consolidated revenues	$32,654	$31,400	$32,013

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

       Summarized financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Net income
Property-Liability
Underwriting (loss) income
Allstate Protection	$(849)	$526	$1,027
Discontinued Lines and Coverages	(25)	(31)	(32)

Total underwriting (loss) income	(874)	495	995
Net investment income	1,201	1,189	1,328
Income tax benefit (expense) on operations	27	(426)	(558)
Realized capital gains and losses, after-tax	54	(207)	(222)
Gain on disposition of operations, after-tax	—	3	—

Property-Liability net income	408	1,054	1,543
Allstate Financial
Life and annuity premiums and contract charges	2,238	2,168	1,958
Net investment income	2,716	2,853	3,064
Periodic settlements and accruals on non-hedge derivative instruments	70	51	14
Contract benefits and interest credited to contractholder funds	(3,378)	(3,613)	(3,655)
Operating costs and expenses and amortization of deferred policy acquisition costs	(865)	(755)	(867)
Restructuring and related charges	(1)	3	(25)
Income tax expense on operations	(251)	(231)	(149)

Operating income	529	476	340
Realized capital gains and losses, after-tax	250	(337)	(417)
Valuation changes on embedded derivatives that are not hedged, after-tax	(12)	—	—
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(127)	(34)	(177)
DAC and DSI unlocking related to realized capital gains and losses, after-tax	1	(18)	(224)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(45)	(33)	(9)
(Loss) gain on disposition of operations, after-tax	(10)	4	4

Allstate Financial net income (loss)	586	58	(483)
Corporate and Other
Service fees (1)	7	11	9
Net investment income	54	60	52
Operating costs and expenses (1)	(403)	(390)	(419)
Income tax benefit on operations	126	128	141

Operating loss	(216)	(191)	(217)
Realized capital gains and losses, after-tax	20	7	11
Business combination expenses, after-tax	(10)	—	—

Corporate and Other net loss	(206)	(184)	(206)

Consolidated net income	$788	$928	$854

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

       Additional significant financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Amortization of DAC
Property-Liability	$3,640	$3,678	$3,789
Allstate Financial	593	356	965

Consolidated	$4,233	$4,034	$4,754

Income tax expense
Property-Liability	$4	$314	$612
Allstate Financial	286	8	(82)
Corporate and Other	(118)	(124)	(136)

Consolidated	$172	$198	$394

       Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in the Property-Liability segment. A portion of these long-lived assets are used by entities included in the Allstate Financial and Corporate and Other segments and, accordingly, are charged expenses in proportion to their use.

       Summarized data for total assets and investments for each of the Company's reportable segments as of December 31 are as follows:

($ in millions)	2011	2010	2009
Assets
Property-Liability	$49,833	$47,573	$47,179
Allstate Financial	72,854	79,069	81,968
Corporate and Other	2,876	4,232	3,505

Consolidated	$125,563	$130,874	$132,652

Investments
Property-Liability	$35,998	$35,048	$34,526
Allstate Financial	57,373	61,582	62,216
Corporate and Other	2,247	3,853	3,091

Consolidated	$95,618	$100,483	$99,833

       The balances above reflect the elimination of related party investments between segments.

20. Other Comprehensive Income

       The components of other comprehensive income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2011			2010			2009
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains arising during the period, net of related offsets	$1,455	$(510)	$945	$2,523	$(882)	$1,641	$5,015	$(1,754)	$3,261
Less: reclassification adjustment of realized capital gains and losses	795	(278)	517	(221)	77	(144)	(284)	99	(185)

Unrealized net capital gains and losses	660	(232)	428	2,744	(959)	1,785	5,299	(1,853)	3,446
Unrealized foreign currency translation adjustments	(18)	6	(12)	35	(12)	23	63	(22)	41
Unrecognized pension and other postretirement benefit cost	(371)	132	(239)	142	(48)	94	(292)	78	(214)

Other comprehensive income	$271	$(94)	$177	$2,921	$(1,019)	$1,902	$5,070	$(1,797)	$3,273

21.  Quarterly Results (unaudited)

($ in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues	$8,095	$7,749	$8,081	$7,656	$8,242	$7,908	$8,236	$8,087
Net income (loss)	519	120	(620)	145	165	367	724	296
Net income (loss) earnings per share – Basic	0.98	0.22	(1.19)	0.27	0.32	0.68	1.44	0.55
Net income (loss) earnings per share – Diluted	0.97	0.22	(1.19)	0.27	0.32	0.68	1.43	0.55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, IL 60062

We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allstate Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In 2009, the Company changed its recognition and presentation for other-than-temporary impairments of debt securities.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 22, 2012

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

       Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria related to internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

       Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company's internal control over financial reporting, which is included herein.

       Changes in Internal Control over Financial Reporting.    During the fiscal quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

       Information regarding directors of The Allstate Corporation standing for election at the 2012 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions "Management Proposals – Proposal 1. Election of Directors."

       Information regarding our audit committee and audit committee financial experts is incorporated in this Item 10 by reference to the chart under the captions "Corporate Governance Practices and Code of Ethics – Board Meetings and Committees" in the Proxy Statement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the sections of the Proxy Statement with the following captions:

  •
  Security Ownership of Directors and Executive Officers

  •
  Security Ownership of Certain Beneficial Owners

Equity Compensation Plan Information

The following table includes information as of December 31, 2011 with respect to The Allstate Corporation's equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders (1)	38,272,921	(2)	$34.59	19,231,792	(3)
Total	38,272,921	(2)	$34.59	19,231,792	(3)
(1)
Consists of the 2009 Equity Incentive Plan, which amended and restated the 2001 Equity Incentive Plan; the Equity Incentive Plan for Non-Employee Directors; and the 2006 Equity Compensation Plan for Non-Employee Directors.
(2)
Outstanding restricted stock units ("RSUs") convert to common stock without the payment of consideration. As of December 31, 2011, 4,325,572 RSUs were outstanding. The weighted-average exercise price of outstanding options, warrants, and rights excluding RSUs was $39.00.
(3)
Includes 18,970,528 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and stock in lieu of cash under the 2009 Equity Incentive Plan; and 261,264 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, and stock in lieu of cash compensation under the 2006 Equity Compensation Plan for Non-Employee Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

       Information required for Item 13 is incorporated by reference to the material in the Proxy Statement under the captions "Corporate Governance Practices and Code of Ethics – Related Person Transactions" and "Corporate Governance Practices and Code of Ethics – Nominee Independence Determinations."

Item 14.  Principal Accounting Fees and Services

       Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the captions "Management Proposals – Proposal 5. Ratification of Appointment of Independent Registered Public Accountant."

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

3(i)	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 18, 2011, incorporated herein by reference to Exhibit 3(i) to The Allstate Corporation current report on Form 8-K filed May 18, 2011

3(ii)	Amended and Restated By-Laws of The Allstate Corporation effective May 18, 2011, incorporated herein by reference to Exhibit 3(ii) to The Allstate Corporation current report on Form 8-K filed May 18, 2011

4(iii)	The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

10.1	Credit Agreement dated May 8, 2007, among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Bank of America, N.A. and Citibank, N.A., as Documentation Agents; Barclays Bank, PLC, Morgan Stanley Bank and William Street Commitment Corporation, as Co-Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent; incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed May 9, 2007

10.2	Amendment No. 1 to Credit Agreement dated as of May 22, 2008, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed May 27, 2008

10.3*	The Allstate Corporation Annual Executive Incentive Plan incorporated herein by reference to Appendix B of The Allstate Corporation's Proxy Statement filed April 1, 2009

10.4*	The Allstate Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2011

10.5*	The Allstate Corporation 2009 Equity Incentive Plan, as amended and restated effective February 22, 2011, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation annual report on Form 10-K for 2010

10.6*	Form of Option Award Agreement for awards granted on or after December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation current report on Form 8-K filed on December 28, 2011

10.7*	Form of Option Award Agreement for awards granted on or after February 22, 2011 and prior to December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2011

10.8*	Form of Option Award Agreement for awards granted on or after May 19, 2009 and prior to February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K/A filed May 20, 2009

10.9* †	Form of Option Award Agreement for awards granted on or after September 13, 2008 and prior to May 19, 2009 under The Allstate Corporation 2001 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K filed September 19, 2008

10.10* †	Form of Executive Officer Option Award Agreement for awards granted on or after July 18, 2006 and prior to September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed July 20, 2006

10.11* †	Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.19 to The Allstate Corporation annual report on Form 10-K for 2003

10.12*	Form of Restricted Stock Unit Award Agreement for awards granted on or after December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K filed on December 28, 2011

10.13*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 22, 2011 and prior to December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2011

10.14*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 22, 2010 and prior to February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.17 to The Allstate Corporation annual report on Form 10-K for 2009

10.15* †	Form of amended and restated Restricted Stock Unit Award Agreement for certain retirement eligible/retired employees with regards to awards outstanding on September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed September 19, 2008

10.16* †	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 13, 2008 and prior to February 22, 2010 under The Allstate Corporation 2001 Equity Incentive Plan incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation current report on Form 8-K filed September 19, 2008

10.17*	Supplemental Retirement Income Plan, as amended and restated effective November 30, 2011

10.18*	Form of Amended and Restated Tier Two Change of Control Employment Agreement effective as of December 31, 2008, incorporated herein by reference to Exhibit 10.23 to The Allstate Corporation annual report on Form 10-K for 2008

10.19*	The Allstate Corporation Change in Control Severance Plan effective December 30, 2011, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed December 28, 2011

10.20*	Offer letter dated September 9, 2007 to Michele C. Mayes incorporated herein by reference to Exhibit 10 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2009

10.21*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.7 to The Allstate Corporation current report on Form 8-K filed September 19, 2008

10.22*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.5 to The Allstate Corporation current report on Form 8-K filed September 19, 2008

10.23*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.6 to The Allstate Corporation current report on Form 8-K filed September 19, 2008

10.24*	Form of Option Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K filed May 19, 2006

10.25*	Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.8 to The Allstate Corporation current report on Form 8-K filed September 19, 2008

10.26*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.9 to The Allstate Corporation current report on Form 8-K filed September 19, 2008

10.27*	Form of Indemnification Agreement between the Registrant and Director incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2007

10.28*	Resolutions regarding Non-Employee Director Compensation, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended September 30, 2010

10.29	Stock Purchase Agreement, dated as of May 17, 2011, between White Mountains Holdings (Luxembourg) S.à r.l. and The Allstate Corporation, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed May 23, 2011. (Certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit.)

10.30	Guaranty Agreement, dated as of May 17, 2011, by White Mountains Insurance Group, Ltd. in favor of The Allstate Corporation, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation current report on Form 8-K filed May 23, 2011

10.31*	Voluntary Separation Agreement and Release between Joseph P. Lacher, Jr. and Allstate Insurance Company entered into on September 2, 2011, incorporated herein by reference to Exhibit 10 to The Allstate Corporation current report on Form 8-K filed September 2, 2011

12	Computation of Earnings to Fixed Charges Ratio

14	The Allstate Code of Ethics incorporated herein by reference to Exhibit 14 to The Allstate Corporation current report on Form 8-K filed May 18, 2011

21	Subsidiaries of The Allstate Corporation

23	Consent of Independent Registered Public Accounting Firm

31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Item 15.  (b)

       The exhibits are listed in Item 15. (a)(3) above.

Item 15.  (c)

       The financial statement schedules are listed in Item 15. (a)(2) above.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALLSTATE CORPORATION (Registrant)
/s/ Samuel H. Pilch By: Samuel H. Pilch (Senior Group Vice President and Controller)
February 21, 2012

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson Thomas J. Wilson	Chairman of the Board, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 21, 2012
/s/ Don Civgin Don Civgin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2012
/s/ F. Duane Ackerman F. Duane Ackerman	Director	February 21, 2012
/s/ Robert D. Beyer Robert D. Beyer	Director	February 21, 2012
/s/ W. James Farrell W. James Farrell	Director	February 21, 2012
/s/ Jack M. Greenberg Jack M. Greenberg	Director	February 21, 2012
/s/ Ronald T. LeMay Ronald T. LeMay	Director	February 21, 2012
/s/ Andrea Redmond Andrea Redmond	Director	February 21, 2012
/s/ H. John Riley, Jr. H. John Riley, Jr.	Lead Director	February 21, 2012
/s/ Joshua I. Smith Joshua I. Smith	Director	February 21, 2012
/s/ Judith A. Sprieser Judith A. Sprieser	Director	February 21, 2012
/s/ Mary Alice Taylor Mary Alice Taylor	Director	February 21, 2012

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE I – SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2011

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$5,966	$6,315	$6,315
States, municipalities and political subdivisions	13,634	14,241	14,241
Foreign governments	1,866	2,081	2,081
Public utilities	7,175	7,855	7,855
Convertibles and bonds with warrants attached	696	551	551
All other corporate bonds	33,346	35,175	35,175
Asset-backed securities	4,180	3,966	3,966
Residential mortgage-backed securities	4,532	4,121	4,121
Commercial mortgage-backed securities	1,962	1,784	1,784
Redeemable preferred stocks	22	24	24

Total fixed maturities	73,379	$76,113	76,113

Equity securities:
Common stocks:
Public utilities	82	$92	92
Banks, trusts and insurance companies	380	360	360
Industrial, miscellaneous and all other	3,654	3,809	3,809
Nonredeemable preferred stocks	87	102	102

Total equity securities	4,203	$4,363	4,363

Mortgage loans on real estate	7,139	$7,350	7,139

Real estate acquired in satisfaction of debt	77		77
Policy loans	1,151		1,151
Derivative instruments	173	$168	168

Limited partnership interests	4,697		4,697
Other long-term investments	619		619
Short-term investments	1,291	$1,291	1,291

Total investments	$92,729		$95,618

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II –
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year Ended December 31,
($ in millions)	2011	2010	2009
Revenues
Investment income, less investment expense	$16	$14	$10
Realized capital gains and losses	28	(1)	1
Other income	9	11	21

	53	24	32
Expenses
Interest expense	365	365	389
Other operating expenses	63	22	18

	428	387	407

Loss from operations before income tax benefit and equity in net income of subsidiaries	(375)	(363)	(375)
Income tax benefit	(135)	(135)	(144)

Loss before equity in net income of subsidiaries	(240)	(228)	(231)
Equity in net income of subsidiaries	1,028	1,156	1,085

Net income	788	928	854

Other comprehensive income , after-tax
Changes in:
Unrealized net capital gains and losses	428	1,785	3,446
Unrealized foreign currency translation adjustments	(12)	23	41
Unrecognized pension and other postretirement benefit cost	(239)	94	(214)

Other comprehensive income, after-tax	177	1,902	3,273

Comprehensive income	$965	$2,830	$4,127

See accompanying notes to condensed financial information and notes to consolidated financial statements.

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) –
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2011	2010
Assets
Investments in subsidiaries	$25,036	$22,806
Fixed income securities, at fair value (amortized cost $446 and $809)	455	824
Short-term investments, at fair value (amortized cost $148 and $1,428)	148	1,428
Cash	5	—
Receivable from subsidiaries	264	269
Other assets	595	335

Total assets	$26,503	$25,662

Liabilities
Long-term debt	$5,850	$5,850
Pension and other postretirement benefit obligations	1,571	376
Deferred compensation	219	232
Dividends payable to shareholders	109	109
Other liabilities	80	79

Total liabilities	7,829	6,646

Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 501 million and 533 million shares outstanding	9	9
Additional capital paid-in	3,189	3,176
Retained income	32,321	31,969
Deferred ESOP expense	(43)	(44)
Treasury stock, at cost (399 million and 367 million shares)	(16,795)	(15,910)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	1,363	935
Unrealized foreign currency translation adjustments	57	69
Unrealized pension and other postretirement benefit cost	(1,427)	(1,188)

Total accumulated other comprehensive loss	(7)	(184)

Total shareholders' equity	18,674	19,016

Total liabilities and equity	$26,503	$25,662

See accompanying notes to condensed financial information and notes to consolidated financial statements.

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) –
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in millions)	2011	2010	2009
Cash flows from operating activities
Net income	$788	$928	$854
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(1,028)	(1,156)	(1,085)
Dividends received from subsidiaries	878	1,384	262
Realized capital gains and losses	(28)	1	—
Other operating assets and liabilities	77	102	133

Net cash provided by operating activities	687	1,259	164

Cash flows from investing activities
Proceeds from sales and collections of investments	1,045	217	75
Investment purchases	(653)	(219)	(858)
Capital contributions to subsidiaries	—	—	(267)
Return of investment	27	—	25
Change in short-term investments, net	1,282	(696)	1,159
Acquisition of subsidiary, net	(1,009)	—	—

Net cash provided by (used in) investing activities	692	(698)	134

Cash flows from financing activities
Repayment of long-term debt	—	—	(750)
Proceeds from issuance of long-term debt	—	—	1,000
Dividends paid to shareholders	(435)	(430)	(542)
Treasury stock purchases	(953)	(152)	(4)
Shares reissued under equity incentive plans, net	19	28	3
Excess tax benefits on share-based payment arrangements	(5)	(7)	(5)

Net cash used in financing activities	(1,374)	(561)	(298)

Net increase in cash	5	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$5	$—	$—

See accompanying notes to condensed financial information and notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) –
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.     General

       The financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8. The long-term debt presented in Note 12 "Capital Structure" are direct obligations of the Registrant, with the exception of the following obligations as of December 31:

($ in millions)	2011	2010
Long-term:
Federal Home Loan Bank ("FHLB") advances, due 2018	$14	$16
Synthetic lease VIE obligations, floating rates, due 2014	44	42

       A majority of the pension and other postretirement benefits plans presented in Note 17 "Benefit Plans" are direct obligations of the Registrant. Effective November 30, 2011, the Registrant became the sponsor of a majority of the pension benefit plans presented in Note 17. Prior to November 30, 2011, a subsidiary of the Registrant was the sponsor of these plans.

2.    Supplemental Disclosures of Non-Cash Investing Activity and Cash Flow Information

       The Registrant's assumption of the obligations associated with the pension benefit plans previously sponsored by a subsidiary of the Registrant resulted in a non-cash decrease in the Registrant's investment in subsidiaries of $713 million, after-tax in 2011.

       The Registrant paid $360 million, $360 million and $380 million of interest on debt in 2011, 2010 and 2009, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

($ in millions)	As of December 31,			For the year ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income (1)	Claims and claims expense, contract benefits and interest credited to contractholders	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2011
Property-Liability operations
Allstate Protection	$1,412	$18,042	$10,023	$25,942		$20,140	$3,640	$3,011	$25,981
Discontinued Lines and Coverages	—	2,333	—	—		21	—	4	(1)

Total Property-Liability	1,412	20,375	10,023	25,942	$1,201	20,161	3,640	3,015	25,980
Allstate Financial operations	3,031	56,781	34	2,238	2,716	3,406	593	456	647
Corporate and Other	—	—	—	—	54	—	—	408	—

Total	$4,443	$77,156	$10,057	$28,180	$3,971	$23,567	$4,233	$3,879	$26,627

2010
Property-Liability operations
Allstate Protection	$1,377	$17,046	$9,761	$25,955		$18,923	$3,678	$2,828	$25,906
Discontinued Lines and Coverages	—	2,422	—	2		28	—	5	1

Total Property-Liability	1,377	19,468	9,761	25,957	$1,189	18,951	3,678	2,833	25,907
Allstate Financial operations	3,392	61,677	39	2,168	2,853	3,622	356	466	624
Corporate and Other	—	—	—	—	60	—	—	379	—

Total	$4,769	$81,145	$9,800	$28,125	$4,102	$22,573	$4,034	$3,678	$26,531

2009
Property-Liability operations
Allstate Protection	$1,410	$16,574	$9,780	$26,195		$18,722	$3,789	$2,657	$25,972
Discontinued Lines and Coverages	—	2,593	—	(1)		24	—	7	(1)

Total Property-Liability	1,410	19,167	9,780	26,194	$1,328	18,746	3,789	2,664	25,971
Allstate Financial operations	4,060	65,492	42	1,958	3,064	3,743	965	455	465
Corporate and Other	—	—	—	—	52	—	—	410	—

Total	$5,470	$84,659	$9,822	$28,152	$4,444	$22,489	$4,754	$3,529	$26,436

(1)
A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE IV – REINSURANCE

($ in millions)
	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2011
Life insurance in force	$519,639	$222,379	$9,137	$306,397	3.0%

Premiums and contract charges:
Life insurance	$2,177	$617	$35	$1,595	2.2%
Accident-health insurance	776	133	—	643	—%
Property-liability insurance	27,016	1,098	24	25,942	0.1%

Total premiums and contract charges	$29,969	$1,848	$59	$28,180	0.2%

Year ended December 31, 2010
Life insurance in force	$523,214	$238,745	$9,680	$294,149	3.3%

Premiums and contract charges:
Life insurance	$2,170	$659	$36	$1,547	2.3%
Accident-health insurance	765	145	1	621	0.2%
Property-liability insurance	27,015	1,092	34	25,957	0.1%

Total premiums and contract charges	$29,950	$1,896	$71	$28,125	0.3%

Year ended December 31, 2009
Life insurance in force	$525,381	$253,650	$10,230	$281,961	3.6%

Premiums and contract charges:
Life insurance	$2,142	$682	$38	$1,498	2.5%
Accident-health insurance	615	156	1	460	0.2%
Property-liability insurance	27,200	1,056	50	26,194	0.2%

Total premiums and contract charges	$29,957	$1,894	$89	$28,152	0.3%

(1)
No reinsurance or coinsurance income was netted against premium ceded in 2011, 2010 or 2009.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance at end of period
Year ended December 31, 2011
Allowance for reinsurance recoverables	$142	$—	$—	$39	$103
Allowance for premium installment receivable	75	82	—	87	70
Allowance for deferred tax assets	6	—	67	6	67
Allowance for estimated losses on mortgage loans	84	37	—	58	63
Year ended December 31, 2010
Allowance for reinsurance recoverables	$142	$—	$—	$—	$142
Allowance for premium installment receivable	77	86	—	88	75
Allowance for deferred tax assets	11	—	—	5	6
Allowance for estimated losses on mortgage loans	95	65	—	76	84
Year ended December 31, 2009
Allowance for reinsurance recoverables	$168	$—	$—	$26	$142
Allowance for premium installment receivable	70	125	—	118	77
Allowance for deferred tax assets	49	250	—	288	11
Allowance for estimated losses on mortgage loans	4	97	—	6	95

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI – SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-CASUALTY INSURANCE OPERATIONS

($ in millions)	As of December 31,
	2011	2010	2009

Deferred policy acquisition costs	$1,412	$1,377	$1,410
Reserves for insurance claims and claims expense	20,375	19,468	19,167
Unearned premiums	10,023	9,761	9,780

	Year Ended December 31,
	2011	2010	2009
Earned premiums	$25,942	$25,957	$26,194
Net investment income	1,201	1,189	1,328
Claims and claims adjustment expense incurred
Current year	20,496	19,110	18,858
Prior years	(335)	(159)	(112)
Amortization of deferred policy acquisition costs	3,640	3,678	3,789
Paid claims and claims adjustment expense	20,195	18,583	18,900
Premiums written	25,980	25,907	25,971

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Allstate Corporation
Northbrook, IL 60062

We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company's internal control over financial reporting as of December 31, 2011, and have issued our report thereon dated February 22, 2012 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in the Company's recognition and presentation for other-than-temporary impairments of debt securities in 2009); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 22, 2012