Form 10-Q
period 2012-03-31
ALLSTATE CORP
filed 2012-05-02
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes                          No    X

As of April 18, 2012, the registrant had 491,360,562 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended March 31,
	2012	2011
	(unaudited)
		(As Adjusted See Note 1)
Revenues
Property-liability insurance premiums	$6,630	$6,448
Life and annuity premiums and contract charges	553	569
Net investment income	1,011	982
Realized capital gains and losses:
Total other-than-temporary impairment losses	(87)	(156)
Portion of loss recognized in other comprehensive income	4	(27)
Net other-than-temporary impairment losses recognized in earnings	(83)	(183)
Sales and other realized capital gains and losses	251	279
Total realized capital gains and losses	168	96
	8,362	8,095

Costs and expenses
Property-liability insurance claims and claims expense	4,339	4,476
Life and annuity contract benefits	439	454
Interest credited to contractholder funds	378	418
Amortization of deferred policy acquisition costs	979	984
Operating costs and expenses	1,017	900
Restructuring and related charges	6	9
Interest expense	95	92
	7,253	7,333

Gain (loss) on disposition of operations	3	(20)

Income from operations before income tax expense	1,112	742

Income tax expense	346	218

Net income	$766	$524

Earnings per share:
Net income per share - Basic	$1.54	$0.99
Weighted average shares - Basic	498.7	531.0
Net income per share - Diluted	$1.53	$0.98
Weighted average shares - Diluted	501.5	533.6
Cash dividends declared per share	$0.22	$0.21

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three Months Ended March 31,
	2012	2011
	(unaudited)
		(As Adjusted See Note 1)
Net income	$766	$524

Other comprehensive income, after-tax

Changes in:

Unrealized net capital gains and losses	474	124

Unrealized foreign currency translation adjustments	9	10

Unrecognized pension and other postretirement benefit cost	20	15

Other comprehensive income, after-tax	503	149

Comprehensive income	$1,269	$673

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31, 2012	December 31, 2011
	(unaudited)
Assets		(As Adjusted
Investments		See Note 1)
Fixed income securities, at fair value (amortized cost $74,060 and $73,379)	$77,223	$76,113
Equity securities, at fair value (cost $3,430 and $4,203)	3,847	4,363
Mortgage loans	7,167	7,139
Limited partnership interests	4,637	4,697
Short-term, at fair value (amortized cost $1,886 and $1,291)	1,886	1,291
Other	2,249	2,015
Total investments	97,009	95,618
Cash	577	776
Premium installment receivables, net	4,908	4,920
Deferred policy acquisition costs	3,716	3,871
Reinsurance recoverables, net	7,118	7,251
Accrued investment income	846	826
Deferred income taxes	201	722
Property and equipment, net	912	914
Goodwill	1,242	1,242
Other assets	2,049	2,069
Separate Accounts	7,355	6,984
Total assets	$125,933	$125,193
Liabilities
Reserve for property-liability insurance claims and claims expense	$20,283	$20,375
Reserve for life-contingent contract benefits	14,296	14,406
Contractholder funds	41,603	42,332
Unearned premiums	9,888	10,057
Claim payments outstanding	750	827
Other liabilities and accrued expenses	6,490	5,978
Long-term debt	6,058	5,908
Separate Accounts	7,355	6,984
Total liabilities	106,723	106,867

Commitments and Contingent Liabilities (Note 10)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	--	--
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 493 million and 501 million shares outstanding	9	9
Additional capital paid-in	3,151	3,189
Retained income	32,565	31,909
Deferred ESOP expense	(41)	(43)
Treasury stock, at cost (407 million and 399 million shares)	(17,034)	(16,795)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(100)	(174)
Other unrealized net capital gains and losses	2,412	2,041
Unrealized adjustment to DAC, DSI and insurance reserves	(438)	(467)
Total unrealized net capital gains and losses	1,874	1,400
Unrealized foreign currency translation adjustments	65	56
Unrecognized pension and other postretirement benefit cost	(1,407)	(1,427)
Total accumulated other comprehensive income	532	29
Total shareholders’ equity	19,182	18,298
Noncontrolling interest	28	28
Total equity	19,210	18,326
Total liabilities and equity	$125,933	$125,193

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended March 31,
	2012	2011
	(unaudited)
Cash flows from operating activities		(As Adjusted See Note 1)
Net income	$766	$524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	96	31
Realized capital gains and losses	(168)	(96)
(Gain) loss on disposition of operations	(3)	20
Interest credited to contractholder funds	378	418
Changes in:
Policy benefits and other insurance reserves	(346)	(58)
Unearned premiums	(180)	(248)
Deferred policy acquisition costs	52	67
Premium installment receivables, net	19	3
Reinsurance recoverables, net	57	(117)
Income taxes	333	203
Other operating assets and liabilities	(197)	(21)
Net cash provided by operating activities	807	726
Cash flows from investing activities
Proceeds from sales
Fixed income securities	5,689	8,363
Equity securities	1,059	642
Limited partnership interests	403	113
Mortgage loans	6	26
Other investments	36	63
Investment collections
Fixed income securities	966	1,201
Mortgage loans	170	88
Other investments	23	77
Investment purchases
Fixed income securities	(7,008)	(10,207)
Equity securities	(128)	(144)
Limited partnership interests	(318)	(334)
Mortgage loans	(216)	(26)
Other investments	(163)	(58)
Change in short-term investments, net	(379)	1,649
Change in other investments, net	(9)	(119)
Purchases of property and equipment, net	(51)	(48)
Disposition of operations	(1)	(1)
Net cash provided by investing activities	79	1,285
Cash flows from financing activities
Proceeds from issuance of long-term debt	493	--
Repayment of long-term debt	(350)	--
Contractholder fund deposits	485	596
Contractholder fund withdrawals	(1,299)	(2,122)
Dividends paid	(106)	(107)
Treasury stock purchases	(309)	(305)
Shares reissued under equity incentive plans, net	15	9
Excess tax benefits on share-based payment arrangements	(1)	(3)
Other	(13)	--
Net cash used in financing activities	(1,085)	(1,932)
Net (decrease) increase in cash	(199)	79
Cash at beginning of period	776	562
Cash at end of period	$577	$641

See notes to consolidated financial statements.

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

The condensed consolidated financial statements and notes as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the current year presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Adopted accounting standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts.  The guidance specifies that the costs must be directly related to the successful acquisition of insurance contracts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs (“DAC”) only when the direct-response advertising accounting criteria are met.  The Company adopted the new guidance on a retrospective basis as of January 1, 2012.  The cumulative effect of the adoption to shareholders’ equity as of January 1, 2011 was a decrease of $399 million, net of taxes.  The impacts of the retrospective adjustments on previously issued financial statements are summarized in the following table.

($ in millions, except per share data)	Previously Reported	As Adjusted
Three months ended March 31, 2011
Amortization of DAC	$1,051	$984
Operating costs and expenses	838	900
Loss on disposition of operations	(23)	(20)
Income tax expense	215	218
Net income	519	524
Net income per share - Basic	0.98	0.99
Net income per share - Diluted	0.97	0.98
As of December 31, 2011
DAC	4,443	3,871
Deferred income taxes	520	722
Reserve for life-contingent contract benefits	14,449	14,406
Other liabilities and accrued expenses	5,929	5,978
Retained income	32,321	31,909
Unrealized adjustment to DAC, DSI and insurance reserves	(504)	(467)
Unrealized foreign currency translation adjustments	57	56

In future periods, operating costs and expenses will increase since a lower amount of acquisition costs will be capitalized, which will be partially offset by a decrease in amortization of DAC due to the retrospective reduction of the DAC balance.  The effect of the adoption on net income and related per share amounts for interim periods after adoption is not determinable since calculations under the historic DAC accounting policy were not continued after adoption.

Criteria for Determining Effective Control for Repurchase Agreements

In April 2011, the FASB issued guidance modifying the assessment criteria of effective control for repurchase agreements.  The new guidance removes the criteria requiring an entity to have the ability to repurchase or redeem financial assets on substantially the agreed terms and the collateral maintenance guidance related to that criteria.  The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur during reporting periods beginning on or after December 15, 2011. The adoption of this guidance as of January 1, 2012 had no impact on the Company’s results of operations or financial position.

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures.  Changes were made to improve consistency in global application.  The guidance is to be applied prospectively for reporting periods beginning after December 15, 2011.  The adoption of this guidance as of January 1, 2012 had no impact on the Company’s results of operations or financial position.

Presentation of Comprehensive Income

In June and December 2011, the FASB issued guidance amending the presentation of comprehensive income and its components. Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements.  The Company adopted the new guidance in the first quarter of 2012.  The new guidance affects presentation only and therefore had no impact on the Company’s results of operations or financial position.

Intangibles – Goodwill and Other

In September 2011, the FASB issued guidance providing the option to first assess qualitative factors, such as macroeconomic conditions and industry and market considerations, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If impairment is indicated by the qualitative assessment, then it is necessary to perform the two-step goodwill impairment test.  If the option is not elected, the guidance requiring the two-step goodwill impairment test is unchanged. The adoption of this guidance as of January 1, 2012 had no impact on the Company’s results of operations or financial position.

Pending accounting standard

Disclosures about Offsetting Assets and Liabilities for Financial Instruments and Derivative Instruments

In December 2011, the FASB issued guidance requiring expanded disclosures, including both gross and net information, for financial instruments and derivative instruments that are either offset in the reporting entity’s financial statements or those that are subject to an enforceable master netting arrangement or similar agreement.  The guidance is effective for reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively.  The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.

2.  Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding, including unvested participating restricted stock units.  Diluted earnings per share is computed using the weighted average number of common and dilutive potential common shares outstanding.  For the Company, dilutive potential common shares consist of outstanding stock options and unvested non-participating restricted stock units and performance stock awards.

The computation of basic and diluted earnings per share for the three months ended March 31 is presented in the following table.

($ in millions, except per share data)	2012	2011
Numerator:
Net income	$766	$524

Denominator:
Weighted average common shares outstanding	498.7	531.0
Effect of dilutive potential common shares:
Stock options	2.0	2.2
Restricted stock units and performance stock awards (non-participating)	0.8	0.4
Weighted average common and dilutive potential common shares outstanding	501.5	533.6

Earnings per share - Basic	$1.54	$0.99
Earnings per share - Diluted	$1.53	$0.98

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 28.5 million and 30.4 million Allstate common shares, with exercise prices ranging from $25.91 to $62.84 and $27.36 to $62.84, were outstanding for the three-month periods ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share in those periods.

3.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $22 million and $53 million for the three months ended March 31, 2012 and 2011, respectively.  Non-cash financing activities include $39 million related to the issuance of Allstate shares for vested restricted stock units for the three months ended March 31, 2012.

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

($ in millions)	2012	2011
Net change in proceeds managed
Net change in short-term investments	$(210)	$(351)
Operating cash flow used	(210)	(351)
Net change in cash	(2)	(3)
Net change in proceeds managed	$(212)	$(354)

Net change in liabilities
Liabilities for collateral, beginning of year	$(462)	$(484)
Liabilities for collateral, end of period	(674)	(838)
Operating cash flow provided	$212	$354

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
March 31, 2012
U.S. government and agencies	$5,259	$287	$(5)	$5,541
Municipal	12,970	864	(220)	13,614
Corporate	43,819	2,760	(248)	46,331
Foreign government	1,794	196	(1)	1,989
Residential mortgage-backed securities (“RMBS”)	3,959	126	(357)	3,728
Commercial mortgage-backed securities (“CMBS”)	1,864	63	(174)	1,753
Asset-backed securities (“ABS”)	4,372	108	(238)	4,242
Redeemable preferred stock	23	2	--	25
Total fixed income securities	$74,060	$4,406	$(1,243)	$77,223

December 31, 2011
U.S. government and agencies	$5,966	$349	$--	$6,315
Municipal	13,634	863	(256)	14,241
Corporate	41,217	2,743	(379)	43,581
Foreign government	1,866	216	(1)	2,081
RMBS	4,532	110	(521)	4,121
CMBS	1,962	48	(226)	1,784
ABS	4,180	73	(287)	3,966
Redeemable preferred stock	22	2	--	24
Total fixed income securities	$73,379	$4,404	$(1,670)	$76,113

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of March 31, 2012:

($ in millions)	Amortized	Fair
	cost	value
Due in one year or less	$4,031	$4,081
Due after one year through five years	20,971	21,893
Due after five years through ten years	23,172	24,703
Due after ten years	17,555	18,576
	65,729	69,253
RMBS and ABS	8,331	7,970
Total	$74,060	$77,223

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income for the three months ended March 31 is as follows:

($ in millions)	2012	2011
Fixed income securities	$806	$900
Equity securities	21	19
Mortgage loans	93	89
Limited partnership interests (1)	109	10
Short-term investments	1	2
Other	30	11
Investment income, before expense	1,060	1,031
Investment expense	(49)	(49)
Net investment income	$1,011	$982

(1) Income from limited partnership interests accounted for under the equity method of accounting (“EMA”) is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses

Realized capital gains and losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2012	2011
Fixed income securities	$(29)	$(27)
Equity securities	159	122
Mortgage loans	(1)	(6)
Limited partnership interests (1)	10	68
Derivatives	21	(67)
Other	8	6
Realized capital gains and losses	$168	$96

(1) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses by transaction type for the three months ended March 31 are as follows:

($ in millions)	2012	2011
Impairment write-downs	$(39)	$(114)
Change in intent write-downs	(44)	(69)
Net other-than-temporary impairment losses recognized in earnings	(83)	(183)
Sales	229	283
Valuation of derivative instruments	11	22
Settlements of derivative instruments	11	(89)
EMA limited partnership income	--	63
Realized capital gains and losses	$168	$96

Gross gains of $115 million and $211 million and gross losses of $90 million and $88 million were realized on sales of fixed income securities during the three months ended March 31, 2012 and 2011, respectively.

Other-than-temporary impairment losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2012			2011
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$--	$(1)	$(27)	$(2)	$(29)
Corporate	(18)	--	(18)	(5)	1	(4)
Foreign government	--	--	--	(1)	--	(1)
RMBS	(43)	4	(39)	(72)	(25)	(97)
CMBS	(6)	--	(6)	(16)	(4)	(20)
ABS	--	--	--	(7)	3	(4)
Total fixed income securities	(68)	4	(64)	(128)	(27)	(155)
Equity securities	(16)	--	(16)	(20)	--	(20)
Mortgage loans	(3)	--	(3)	(6)	--	(6)
Limited partnership interests	(2)	--	(2)	(1)	--	(1)
Other	2	--	2	(1)	--	(1)
Other-than-temporary impairment losses	$(87)	$4	$(83)	$(156)	$(27)	$(183)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $225 million and $172 million as of March 31, 2012 and December 31, 2011, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2012	December 31, 2011
Municipal	$(11)	$(11)
Corporate	(35)	(35)
RMBS	(292)	(353)
CMBS	(20)	(19)
ABS	(21)	(21)
Total	$(379)	$(439)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended March 31
	2012	2011
Beginning balance	$(944)	$(1,046)
Additional credit loss for securities previously other-than-temporarily impaired	(20)	(59)
Additional credit loss for securities not previously other-than-temporarily impaired	(9)	(27)
Reduction in credit loss for securities disposed or collected	146	153
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	7	15
Change in credit loss due to accretion of increase in cash flows	--	1
Ending balance	$(820)	$(963)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
March 31, 2012	value	Gains	Losses	gains (losses)
Fixed income securities	$77,223	$4,406	$(1,243)	$3,163
Equity securities	3,847	464	(47)	417
Short-term investments	1,886	--	--	--
Derivative instruments (1)	(16)	2	(23)	(21)
EMA limited partnerships (2)				1
Unrealized net capital gains and losses, pre-tax				3,560
Amounts recognized for:
Insurance reserves (3)				(443)
DAC and DSI (4)				(230)
Amounts recognized				(673)
Deferred income taxes				(1,013)
Unrealized net capital gains and losses, after-tax				$1,874

(1)  Included in the fair value of derivative instruments are $(10) million classified as assets and $6 million classified as liabilities.

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

	Fair	Gross unrealized		Unrealized net
December 31, 2011	value	Gains	Losses	gains (losses)
Fixed income securities	$76,113	$4,404	$(1,670)	$2,734
Equity securities	4,363	369	(209)	160
Short-term investments	1,291	--	--	--
Derivative instruments (1)	(12)	3	(20)	(17)
EMA limited partnerships				2
Unrealized net capital gains and losses, pre-tax				2,879
Amounts recognized for:
Insurance reserves				(594)
DAC and DSI				(124)
Amounts recognized				(718)
Deferred income taxes				(761)
Unrealized net capital gains and losses, after-tax				$1,400

(1) Included in the fair value of derivative instruments are $(5) million classified as assets and $7 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the three months ended March 31, 2012 is as follows:

($ in millions)
Fixed income securities	$429
Equity securities	257
Derivative instruments	(4)
EMA limited partnerships	(1)
Total	681
Amounts recognized for:
Insurance reserves	151
DAC and DSI	(106)
Amounts recognized	45
Deferred income taxes	(252)
Increase in unrealized net capital gains and losses	$474

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
March 31, 2012
Fixed income securities
U.S. government and agencies	16	$996	$(5)	--	$--	$--	$(5)
Municipal	92	589	(11)	193	1,448	(209)	(220)
Corporate	263	3,521	(82)	95	1,208	(166)	(248)
Foreign government	23	78	(1)	1	1	--	(1)
RMBS	337	146	(3)	267	1,089	(354)	(357)
CMBS	28	255	(27)	61	434	(147)	(174)
ABS	58	751	(14)	97	975	(224)	(238)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities	818	6,336	(143)	714	5,155	(1,100)	(1,243)
Equity securities	852	362	(42)	62	33	(5)	(47)
Total fixed income and equity securities	1,670	$6,698	$(185)	776	$5,188	$(1,105)	$(1,290)

Investment grade fixed income securities	679	$5,144	$(94)	429	$3,190	$(472)	$(566)
Below investment grade fixed income securities	139	1,192	(49)	285	1,965	(628)	(677)
Total fixed income securities	818	$6,336	$(143)	714	$5,155	$(1,100)	$(1,243)

December 31, 2011
Fixed income securities
U.S. government and agencies	4	$61	$--	--	$--	$--	$--
Municipal	29	135	(11)	303	1,886	(245)	(256)
Corporate	307	3,439	(113)	105	1,273	(266)	(379)
Foreign government	11	85	(1)	1	1	--	(1)
RMBS	321	373	(11)	294	1,182	(510)	(521)
CMBS	47	378	(49)	68	489	(177)	(226)
ABS	89	960	(17)	108	1,020	(270)	(287)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities	809	5,431	(202)	879	5,851	(1,468)	(1,670)
Equity securities	1,397	2,120	(203)	32	30	(6)	(209)
Total fixed income and equity securities	2,206	$7,551	$(405)	911	$5,881	$(1,474)	$(1,879)

Investment grade fixed income securities	665	$4,480	$(145)	555	$3,773	$(700)	$(845)
Below investment grade fixed income securities	144	951	(57)	324	2,078	(768)	(825)
Total fixed income securities	809	$5,431	$(202)	879	$5,851	$(1,468)	$(1,670)

As of March 31, 2012, $505 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $505 million, $325 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of March 31, 2012, the remaining $785 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $241 million of these unrealized losses were evaluated based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $785 million, $528 million are related to below investment grade fixed income securities and $16 million are related to equity securities.  Of these amounts, $409 million of the below investment grade fixed income securities had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2012.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations.

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

As of March 31, 2012, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of March 31, 2012, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of March 31, 2012 and December 31, 2011, the carrying value of equity method limited partnerships totaled $3.36 billion and $3.13 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships for the three months ended March 31, 2012 and 2011.

As of March 31, 2012 and December 31, 2011, the carrying value for cost method limited partnerships was $1.28 billion and $1.57 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs related to cost method limited partnerships for the three months ended March 31, 2012 and 2011 of $2 million and $1 million, respectively.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Mortgage loan valuation allowances are charged off when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2012.

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

The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution:

($ in millions)	March 31, 2012			December 31, 2011
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$289	$--	$289	$345	$--	$345
1.0 - 1.25	1,536	44	1,580	1,527	44	1,571
1.26 - 1.50	1,660	23	1,683	1,573	24	1,597
Above 1.50	3,220	168	3,388	3,214	168	3,382
Total non-impaired mortgage loans	$6,705	$235	$6,940	$6,659	$236	$6,895

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2012	December 31, 2011
Impaired mortgage loans with a valuation allowance	$227	$244
Impaired mortgage loans without a valuation allowance	--	--
Total impaired mortgage loans	$227	$244
Valuation allowance on impaired mortgage loans	$60	$63

The average balance of impaired loans was $236 million and $180 million for the three months ended March 31, 2012 and 2011, respectively.

The rollforward of the valuation allowance on impaired mortgage loans for the three months ended March 31 is as follows:

($ in millions)	2012	2011
Beginning balance	$63	$84
Net increase in valuation allowance	3	6
Charge offs	(6)	(13)
Ending balance	$60	$77

The carrying value of past due mortgage loans is as follows:

($ in millions)	March 31, 2012	December 31, 2011
Less than 90 days past due	$--	$--
90 days or greater past due	68	43
Total past due	68	43
Current loans	7,099	7,096
Total mortgage loans	$7,167	$7,139

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

The Company is responsible for the determination of fair value and the supporting assumptions and methodologies.  The Company gains assurance on the overall reasonableness and consistent application of valuation methodologies and inputs and compliance with accounting standards through the execution of various processes and controls designed to provide assurance that our assets and liabilities are appropriately valued.  For fair values received from third parties or internally estimated, the Company’s processes are designed to provide assurance that the valuation methodologies and inputs are appropriate and consistently applied, the assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded,. For example, on a continuing basis, the Company assesses the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers or brokers or derived from internal models.  The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers.  In addition, the Company may validate the reasonableness of fair values by comparing information obtained from valuation service providers or brokers to other third party valuation sources for selected securities.  The Company performs ongoing price validation procedures such as back-testing of actual sales, which corroborate the various inputs used in internal models to market observable data.  When fair value determinations are expected to be more variable, the Company validates them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.

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

The second situation where the Company classifies securities in Level 3 is where specific inputs significant to the fair value estimation models are not market observable.  This primarily occurs in the Company’s use of broker quotes to value certain securities where the inputs have not been corroborated to be market observable, and the use of valuation models that use significant non-market observable inputs.

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

Level 3 measurements

•                  Fixed income securities:

Municipal:  ARS primarily backed by student loans that have become illiquid due to failures in the auction market are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including estimates of future coupon rates if auction failures continue, the anticipated date liquidity will return to the market and illiquidity premium.  Also included are municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”).  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.

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

•                  Equity securities:  The primary inputs to the valuation include quoted prices or quoted net asset values for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2012:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of March 31,
	(Level 1)	(Level 2)	(Level 3)	netting	2012
Assets
Fixed income securities:
U.S. government and agencies	$3,764	$1,777	$--		$5,541
Municipal	--	12,347	1,267		13,614
Corporate	--	44,870	1,461		46,331
Foreign government	--	1,989	--		1,989
RMBS	--	3,724	4		3,728
CMBS	--	1,703	50		1,753
ABS	--	3,943	299		4,242
Redeemable preferred stock	--	24	1		25
Total fixed income securities	3,764	70,377	3,082		77,223
Equity securities	2,984	750	113		3,847
Short-term investments	150	1,736	--		1,886
Other investments:
Free-standing derivatives	--	374	2	$(103)	273
Separate account assets	7,355	--	--		7,355
Other assets	1	--	1		2
Total recurring basis assets	14,254	73,237	3,198	(103)	90,586
Non-recurring basis (1)	--	--	11		11
Total assets at fair value	$14,254	$73,237	$3,209	$(103)	$90,597
% of total assets at fair value	15.7%	80.8%	3.6%	(0.1) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(730)		$(730)
Other liabilities:
Free-standing derivatives	--	(160)	(72)	$65	(167)
Total liabilities at fair value	$--	$(160)	$(802)	$65	$(897)
% of total liabilities at fair value	-- %	17.8%	89.4%	(7.2) %	100.0%

_______________

(1)  Includes $8 million of mortgage loans and $3 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements as of March 31, 2012.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
ARS backed by student loans	$685	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	30 - 42 months
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(591)	Stochastic cash flow model	Projected option cost	1.50 - 3.50%	3.35%

If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value.  If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of March 31, 2012, Level 3 fair value measurements include $1.73 billion of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $461 million of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2011:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	netting	2011
Assets
Fixed income securities:
U.S. government and agencies	$4,707	$1,608	$--		$6,315
Municipal	--	12,909	1,332		14,241
Corporate	--	42,176	1,405		43,581
Foreign government	--	2,081	--		2,081
RMBS	--	4,070	51		4,121
CMBS	--	1,724	60		1,784
ABS	--	3,669	297		3,966
Redeemable preferred stock	--	23	1		24
Total fixed income securities	4,707	68,260	3,146		76,113
Equity securities	3,433	887	43		4,363
Short-term investments	188	1,103	--		1,291
Other investments:
Free-standing derivatives	--	281	1	$(114)	168
Separate account assets	6,984	--	--		6,984
Other assets	1	--	1		2
Total recurring basis assets	15,313	70,531	3,191	(114)	88,921
Non-recurring basis (1)	--	--	35		35
Total assets at fair value	$15,313	$70,531	$3,226	$(114)	$88,956
% of total assets at fair value	17.2%	79.3%	3.6%	(0.1) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(723)		$(723)
Other liabilities:
Free-standing derivatives	(1)	(112)	(96)	$77	(132)
Total liabilities at fair value	$(1)	$(112)	$(819)	$77	$(855)
% of total liabilities at fair value	0.1%	13.1%	95.8%	(9.0) %	100.0%

_______________

(1)  Includes $19 million of mortgage loans and $16 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$1,332	$(2)	$7	$--	$(6)
Corporate	1,405	5	28	56	(18)
RMBS	51	--	--	--	(47)
CMBS	60	(1)	6	--	--
ABS	297	13	13	--	(35)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	3,146	15	54	56	(106)
Equity securities	43	--	--	--	--
Other investments:
Free-standing derivatives, net	(95)	17	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$3,095	$32	$54	$56	$(106)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(723)	$(25)	$--	$--	$--
Total recurring Level 3 liabilities	$(723)	$(25)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2012
Assets
Fixed income securities:
Municipal	$42	$(105)	$--	$(1)	$1,267
Corporate	76	(58)	--	(33)	1,461
RMBS	--	--	--	--	4
CMBS	--	--	--	(15)	50
ABS	16	--	--	(5)	299
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	134	(163)	--	(54)	3,082
Equity securities	70	--	--	--	113
Other investments:
Free-standing derivatives, net	3	--	--	5	(70)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$207	$(163)	$--	$(49)	$3,126

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(12)	$30	$(730)
Total recurring Level 3 liabilities	$--	$--	$(12)	$30	$(730)

_______________

(1)  The effect to net income totals $7 million and is reported in the Condensed Consolidated Statements of Operations as follows: $26 million in realized capital gains and losses, $6 million in net investment income, $(56) million in interest credited to contractholder funds and $31 million in life and annuity contract benefits.

(2)  Comprises $2 million of assets and $72 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2011.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2010	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$2,016	$(11)	$21	$--	$(37)
Corporate	1,908	12	10	95	(47)
RMBS	1,794	(61)	105	--	(45)
CMBS	923	(21)	114	56	(59)
ABS	2,417	44	16	--	(304)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	9,059	(37)	266	151	(492)
Equity securities	63	(10)	--	--	(10)
Other investments:
Free-standing derivatives, net	(21)	(31)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$9,102	$(78)	$266	$151	$(502)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$8	$--	$--	$--
Total recurring Level 3 liabilities	$(653)	$8	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2011
Assets
Fixed income securities:
Municipal	$10	$(134)	$--	$(1)	$1,864
Corporate	96	(31)	--	(8)	2,035
RMBS	--	(318)	--	(77)	1,398
CMBS	8	(25)	--	(1)	995
ABS	90	(114)	--	(58)	2,091
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	204	(622)	--	(145)	8,384
Equity securities	--	--	--	--	43
Other investments:
Free-standing derivatives, net	48	--	--	(67)	(71)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$252	$(622)	$--	$(212)	$8,357

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(14)	$29	$(630)
Total recurring Level 3 liabilities	$--	$--	$(14)	$29	$(630)

_______________

(1)  The effect to net income totals $(70) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(85) million in realized capital gains and losses, $7 million in net investment income, $(37) million in interest credited to contractholder funds and $45 million in life and annuity contract benefits.

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 or 2011.

During the three months ended March 31, 2011, certain CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three months ended March 31, 2012 and 2011 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs have not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months ended March 31, 2012 and 2011 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income during the three months ended March 31 for Level 3 assets and liabilities held as of March 31.

($ in millions)	2012	2011
Assets
Fixed income securities:
Municipal	$(1)	$(11)
Corporate	3	9
RMBS	--	(40)
CMBS	(1)	(16)
ABS	13	2
Total fixed income securities	14	(56)
Equity securities	--	(10)
Other investments:
Free-standing derivatives, net	15	3
Total recurring Level 3 assets	$29	$(63)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(25)	$8
Total recurring Level 3 liabilities	$(25)	$8

The amounts in the table above represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $4 million for the three months ended March 31, 2012 and are reported as follows: $24 million in realized capital gains and losses, $5 million in net investment income, $(56) million in interest credited to contractholder funds and $31 million in life and annuity contract benefits.  These gains and losses total $(55) million for the three months ended March 31, 2011 and are reported as follows: $(69) million in realized capital gains and losses, $6 million in net investment income, $(37) million in interest credited to contractholder funds and $45 million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

  Financial assets

($ in millions)	March 31, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$7,167	$7,439	$7,139	$7,350
Cost method limited partnerships	1,278	1,534	1,569	1,838
Bank loans	399	395	339	328

The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of cost method limited partnerships is determined using reported net asset values of the underlying funds.  The fair value of bank loans, which are reported in other investments, is based on broker quotes from brokers familiar with the loans and current market conditions.  The fair value measurements for mortgage loans, cost method limited partnerships and bank loans are categorized as Level 3.

Financial liabilities

($ in millions)	March 31, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$29,505	$30,475	$30,192	$30,499
Long-term debt	6,058	6,688	5,908	6,312
Liability for collateral	674	674	462	462

The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for the Company’s own credit risk.  Deferred annuities included in contractholder funds are valued using discounted cash flow models which incorporate market value margins, which are based on the cost of holding economic capital, and the Company’s own credit risk.  Immediate annuities without life contingencies and fixed rate funding agreements are valued at the present value of future benefits using market implied interest rates which include the Company’s own credit risk.  The fair value measurements for contractholder funds on investment contracts are categorized as Level 3.

The fair value of long-term debt is based on market observable data (such as the fair value of the debt when traded as an asset) or, in certain cases, is determined using discounted cash flow calculations based on current interest rates for instruments with comparable terms and considers the Company’s own credit risk.  The liability for collateral is valued at carrying value due to its short-term nature.  The fair value measurements for long-term debt and liability for collateral are categorized as Level 2.

6.  Derivative Financial Instruments

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

The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value.  The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide equity returns to contractholders; equity-indexed notes containing equity call options, which provide a coupon payout that is determined using one or more equity-based indices; credit default swaps in synthetic collateralized debt obligations, which provide enhanced coupon rates as a result of selling credit protection; and conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of March 31, 2012, the Company pledged $15 million of securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2012.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$119	n/a	$(6)	$--	$(6)
Foreign currency swap agreements	Other investments	85	n/a	(10)	--	(10)
Total		204	n/a	(16)	--	(16)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	6,973	n/a	109	128	(19)
Interest rate swaption agreements	Other investments	500	n/a	--	--	--
Interest rate cap and floor agreements	Other investments	539	n/a	(11)	1	(12)
Equity and index contracts
Options, futures and warrants (2)	Other investments	150	13,370	201	201	--
Options, futures and warrants	Other assets	n/a	898	1	1	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	50	n/a	4	4	--
Foreign currency forwards and options	Other investments	294	n/a	5	6	(1)
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	1	1	--
Equity-indexed call options	Fixed income securities	125	n/a	12	12	--
Credit default swaps	Fixed income securities	129	n/a	(61)	--	(61)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	174	n/a	--	2	(2)
Credit default swaps - selling protection	Other investments	175	n/a	3	3	--
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Total		10,118	14,268	265	360	(95)

Total asset derivatives		$10,322	14,268	$249	$360	$(111)

__________________

(1)  Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2)  In addition to the number of contracts presented in the table, the Company held 2,860 stock rights and 3,931,753 stock warrants.  Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$28	n/a	$(5)	$--	$(5)
Foreign currency swap agreements	Other liabilities & accrued expenses	66	n/a	(6)	2	(8)
Total		94	n/a	(11)	2	(13)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	1,085	n/a	22	23	(1)
Interest rate cap and floor agreements	Other liabilities & accrued expenses	890	n/a	(7)	--	(7)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	40	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	3	13,875	(99)	--	(99)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	939	n/a	(84)	--	(84)
Guaranteed withdrawal benefits	Contractholder funds	635	n/a	(46)	--	(46)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,832	n/a	(591)	--	(591)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(9)	--	(9)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	452	n/a	(2)	4	(6)
Credit default swaps – selling protection	Other liabilities & accrued expenses	398	n/a	(54)	2	(56)
Total		8,319	13,915	(870)	29	(899)

Total liability derivatives		8,413	13,915	(881)	$31	$(912)

Total derivatives		$18,735	28,183	$(632)

__________________

(1)    Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of December 31, 2011.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$144	n/a	$(8)	$--	$(8)
Foreign currency swap agreements	Other investments	127	n/a	(5)	3	(8)
Total		271	n/a	(13)	3	(16)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	8,028	n/a	122	137	(15)
Interest rate swaption agreements	Other investments	1,750	n/a	--	--	--
Interest rate cap and floor agreements	Other investments	1,591	n/a	(12)	--	(12)
Financial futures contracts and options	Other assets	n/a	40	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	163	15,180	104	104	--
Options, futures and warrants	Other assets	n/a	2,132	1	1	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	50	n/a	6	6	--
Foreign currency forwards and options	Other investments	190	n/a	1	3	(2)
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	150	n/a	11	11	--
Credit default swaps	Fixed income securities	172	n/a	(115)	--	(115)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	265	n/a	3	6	(3)
Credit default swaps - selling protection	Other investments	167	n/a	(4)	1	(5)
Other contracts
Other contracts	Other investments	5	n/a	--	--	--
Other contracts	Other assets	4	n/a	1	1	--
Total		13,540	17,352	118	270	(152)

Total asset derivatives		$13,811	17,352	$105	$273	$(168)

__________________

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$28	n/a	$(5)	$--	$(5)
Foreign currency swap agreements	Other liabilities & accrued expenses	50	n/a	(7)	--	(7)
Total		78	n/a	(12)	--	(12)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	8	8	--
Interest rate swaption agreements	Other liabilities & accrued expenses	1,250	n/a	--	--	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	914	n/a	(9)	--	(9)
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	n/a	15,677	(50)	--	(50)
Foreign currency contracts
Foreign currency forwards and options	Other liabilities & accrued expenses	96	n/a	(1)	--	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	917	n/a	(105)	--	(105)
Guaranteed withdrawal benefits	Contractholder funds	613	n/a	(57)	--	(57)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,996	n/a	(553)	--	(553)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(8)	--	(8)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	509	n/a	7	12	(5)
Credit default swaps – selling protection	Other liabilities & accrued expenses	503	n/a	(77)	2	(79)
Total		8,968	15,677	(845)	22	(867)

Total liability derivatives		9,046	15,677	(857)	$22	$(879)

Total derivatives		$22,857	33,029	$(752)

__________________

(1)    Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the three months ended March 31.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be less than $1 million during the next twelve months.

($ in millions) Effective portion	2012	2011
Loss recognized in OCI on derivatives during the period	$(5)	$(8)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(21)	(30)
Gain reclassified from AOCI into income (net investment income)	--	--
Loss reclassified from AOCI into income (realized capital gains and losses)	(1)	--
Ineffective portion and amount excluded from effectiveness testing

Gain recognized in income on derivatives (realized capital gains and losses)	--	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations for the three months ended March 31.

($ in millions)	2012
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$--	$(1)
Subtotal	(1)	--	--	--	--	(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(1)	--	--	--	(1)
Equity and index contracts	--	(3)	--	53	13	63
Embedded derivative financial instruments	--	15	31	(38)	--	8
Foreign currency contracts	--	3	--	--	3	6
Credit default contracts	--	8	--	--	--	8
Other contracts	--	--	--	2	--	2
Subtotal	--	22	31	17	16	86
Total	$(1)	$22	$31	$17	$16	$85

	2011
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$1	$(8)	$--	$(5)	$--	$(12)
Foreign currency and interest rate contracts	--	--	--	(32)	--	(32)
Subtotal	1	(8)	--	(37)	--	(44)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(51)	--	--	--	(51)
Equity and index contracts	--	(19)	--	38	7	26
Embedded derivative financial instruments	--	8	45	(22)	--	31
Foreign currency contracts	--	(5)	--	--	2	(3)
Credit default contracts	--	8	--	--	--	8
Other contracts	--	--	--	2	--	2
Subtotal	--	(59)	45	18	9	13
Total	$1	$(67)	$45	$(19)	$9	$(31)

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations for the three months ended March 31.

($ in millions)	2012
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Net investment income	$1	$--	$--	$(1)
Total	$1	$--	$--	$(1)

	2011
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(7)	$(34)	$41	$--
Net investment income	21	--	--	(21)
Realized capital gains and losses	(8)	--	--	--
Total	$6	$(34)	$41	$(21)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of March 31, 2012, counterparties pledged $61 million in cash and securities to the Company, and the Company pledged $77 million in cash and securities to counterparties which includes $27 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $50 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	March 31, 2012				December 31, 2011
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	2	$50	$1	$--	1	$25	$1	$1
A+	4	2,952	21	2	4	3,026	26	5
A	3	3,141	19	3	3	5,307	15	1
A-	2	3,910	29	5	2	3,815	25	--
BBB+	1	5	40	40	2	57	41	41
Total	12	$10,058	$110	$50	12	$12,230	$108	$48

__________________

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

($ in millions)	March 31, 2012	December 31, 2011
Gross liability fair value of contracts containing credit-risk-contingent features	$92	$153
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(61)	(69)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(27)	(76)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$4	$8

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of March 31, 2012:

($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$5	$90	$108	$155	$25	$383	$1
Municipal	--	25	--	--	--	25	(4)
Subtotal	5	115	108	155	25	408	(3)
Baskets
Tranche
Investment grade corporate debt	--	--	--	--	65	65	(19)
First-to-default
Municipal	--	--	100	--	--	100	(29)
Subtotal	--	--	100	--	65	165	(48)
Total	$5	$115	$208	$155	$90	$573	$(51)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2011:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$90	$88	$160	$30	$368	$(7)
High yield debt	--	--	--	2	2	--
Municipal	135	--	--	--	135	(12)
Subtotal	225	88	160	32	505	(19)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(29)
First-to-default
Municipal	--	100	--	--	100	(33)
Subtotal	--	100	--	65	165	(62)
Total	$225	$188	$160	$97	$670	$(81)

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

8.  Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges for the three months ended March 31 have been reduced by the reinsurance ceded amounts shown in the following table:

($ in millions)	2012	2011
Property-liability insurance premiums earned	$271	$270
Life and annuity premiums and contract charges	172	193

Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds for the three months ended March 31 have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	2012	2011
Property-liability insurance claims and claims expense	$68	$137
Life and annuity contract benefits	66	84
Interest credited to contractholder funds	7	8

9.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $6 million and $9 million during the three months ended March 31, 2012 and 2011, respectively.

The following table presents changes in the restructuring liability during the three months ended March 31, 2012.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2011	$5	$5	$10
Expense incurred	1	--	1
Payments applied against liability	(5)	(2)	(7)
Balance as of March 31, 2012	$1	$3	$4

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of March 31, 2012, the cumulative amount incurred to date for active programs totaled $75 million for employee costs and $46 million for exit costs.

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $28 million as of March 31, 2012.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective March 31, 2012, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $9 million as of March 31, 2012.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2012.

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

As of March 31, 2012, the Company estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $855 million, pre-tax.  This disclosure is not an indication of expected loss, if any.  Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  The estimate does not include matters or losses for which an estimate is not possible.  Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria.  It does not represent the Company’s maximum possible loss exposure.  Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

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

Claims related proceedings

Allstate is vigorously defending a lawsuit filed in the aftermath of Hurricane Katrina and currently pending in the United States District Court for the Eastern District of Louisiana (“District Court”).  This matter was filed by the Louisiana Attorney General against Allstate and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana, as assignee, and on behalf of certain Road Home fund recipients.  Although this lawsuit was originally filed as a class action, the Louisiana Attorney General moved to dismiss the class in 2011 and the motion was granted.  In this matter the State alleged that the insurers failed to pay all damages owed under their policies.  The claims currently pending in this matter are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  All other claims, including extra-contractual claims, have been dismissed.  The Company had moved to dismiss the complaint on the grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the underlying insurance policies.  Now, however, due to a ruling by the Louisiana Supreme Court, the Company will not pursue a motion to dismiss, but will preserve the anti-assignment issue in a defense.

The State has not yet identified the specific details by property supporting its allegations of breach of contract or the alleged deficiencies in adjusting those claims.  There are many potential individual claims at issue in this matter, each of which will require individual analysis and a number of which may be subject to individual defenses, including release, accord and satisfaction, prescription, waiver, and estoppel.  There has been no discovery in connection with this matter.  The Company has now filed a motion seeking to force the State to provide more specificity as to its claims in this matter.  The Company believes that its adjusting practices in connection with Katrina homeowners claims were sound and in accordance with industry standards and state law.  There remain significant questions of Louisiana law that have yet to be decided.  In the Company’s judgment, given the issues discussed above, a loss is not probable.

Allstate is vigorously defending a class action lawsuit in Montana state court challenging aspects of its claim handling practices in Montana.  The plaintiff alleges that the Company adjusts claims made by individuals who do not have attorneys in a manner that unfairly resulted in lower payments compared to claimants who were represented by attorneys.  In January 2012, the court certified a class of Montana claimants who were not represented by attorneys with respect to the resolution of auto accident claims.  The court certified the class to cover an indefinite period that commences in the mid-1990’s.  The certified claims include claims for declaratory judgment, injunctive relief and punitive damages in an unspecified amount.  Injunctive relief may include a claim process by which unrepresented claimants could request that their claims be readjusted.  No compensatory damages are sought on behalf of the class.  To date no discovery has occurred related to the potential value of the class members’ claims.  The Company has asserted various defenses with respect to the plaintiff’s claims which have not been finally resolved.  The proposed injunctive relief claim process would be subject to defenses and offsets ordinarily associated with the adjustment of claims.  Any differences in amounts paid to class members compared to what class members might be paid under a different process would be speculative and subject to individual variation and determination dependent upon the individual circumstances presented by each class claimant.  In the Company’s judgment a loss is not probable.

Allstate has been vigorously defending a lawsuit in regards to certain claims employees involving worker classification issues.  This lawsuit is a certified class action challenging a state wage and hour law.  In this case, plaintiffs sought actual damages in an amount to be proven at trial, liquidated damages in an amount equal to an unspecified percentage of the aggregate underpayment of wages to be proven at trial, as well as attorneys’ fees and costs.  Plaintiffs have not made a settlement demand nor have they alleged the amount of damages with any specificity.  The case was bifurcated between liability and damages and is currently focused only on liability issues.  No discovery has taken place regarding plaintiffs’ alleged damages.  In December 2009, the liability phase of the case was tried, and, on July 6, 2010, the court issued its decision finding in favor of Allstate on all claims.  The plaintiffs have appealed the decision in favor of Allstate to the first level appellate court.  Oral argument on the appeal is scheduled to be heard by that court on May 2, 2012.  After concluding the current appeal, the parties may seek a subsequent appeal to the Illinois Supreme Court.  Only liability issues are being addressed on appeal and no damages may be awarded at this stage of the proceedings.  In the event the trial court’s order were to be overturned, however, the parties would need to conduct damages discovery, and a trial on damages would have to take place, before any damages could be awarded.  In the Company’s judgment a loss is not probable.

Other proceedings

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999. Although these cases have been pending for many years, they currently are in the early stages of litigation because of appellate court proceedings and threshold procedural issues.

•                  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (“EEOC I”) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (“Romero I”).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release was voidable at the option of the release signer.  The court also ordered that an agent who voided the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court reversed its prior ruling that the release was voidable and granted the Company’s motions for summary judgment, ruling that the asserted claims were barred by the release signed by most plaintiffs.  Plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit (“Third Circuit”).  In July 2009, the Third Circuit vacated the trial court’s entry of summary judgment in the Company’s favor and remanded the cases to the trial court for additional discovery, including additional discovery related to the validity of the release and waiver.  In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then all of the claims in Romero I and EEOC I are barred.  Thus, if the waiver and release is upheld, then only the claims in Romero I asserted by the small group of employee agents who did not sign the release and waiver would remain for adjudication.  In January 2010, following the remand, the cases were assigned to a new judge for further proceedings in the trial court.  Plaintiffs filed their Second Amended Complaint on July 28, 2010.  Plaintiffs seek broad but unspecified “make whole relief,” including back pay, compensatory and punitive damages, liquidated damages, lost investment capital, attorneys’ fees and costs, and equitable relief, including reinstatement to employee agent status with all attendant benefits for up to approximately 6,500 former employee agents.  Despite the length of time that these matters have been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class.  Nor have plaintiffs provided any calculations of the putative class’s alleged back pay or the alleged liquidated, compensatory or punitive damages, instead asserting that such calculations will be provided at a later stage during expert discovery.  Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination.  Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses. Alleged damage amounts and lost benefits of the approximately 6,500 putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service.  Discovery limited to the validity of the waiver and release is in process.  At present, no class is certified.  Summary judgment proceedings on the validity of the waiver and release are expected to occur in the second half of 2012.

•                  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue (“Romero II”).  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. Romero II was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted the Company’s motion to dismiss the case.  Plaintiffs filed a notice of appeal with the Third Circuit.  In July 2009, the Third Circuit vacated the district court’s dismissal of the case and remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge.  In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then one of plaintiffs’ three claims asserted in Romero II is barred.  The Third Circuit directed the district court to consider on remand whether the other two claims asserted in Romero II are barred by the release and waiver.  In January 2010, following the remand, the case was assigned to a new judge (the same judge for the Romero I and EEOC I cases) for further proceedings in the trial court.  On April 23, 2010, plaintiffs filed their First Amended Complaint.  Plaintiffs seek broad but unspecified “make whole” or other equitable relief, including losses of income and benefits as a result of their decision to retire from the Company between November 1, 1999 and December 31, 2000.  They also seek repeal of the challenged amendments to the Agents Pension Plan with all attendant benefits revised and recalculated for thousands of former employee agents, and attorney’s fees and costs.  Despite the length of time that this matter has been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class.  Nor have plaintiffs provided any calculations of the putative class’s alleged losses, instead asserting that such calculations will be provided at a later stage during expert discovery.  Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination.  Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses.  Alleged damage amounts and lost benefits of the putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service.  As in Romero I and EEOC I, discovery at this time is limited to issues relating to the validity of the waiver and release.  Class certification has not been decided.  Summary judgment proceedings on the validity of the waiver and release are expected to occur in the second half of 2012.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.05 billion and $1.08 billion, net of reinsurance recoverables of $519 million and $529 million, as of March 31, 2012 and December 31, 2011, respectively.  Reserves for environmental claims were $183 million and $185 million, net of reinsurance recoverables of $40 million and $40 million, as of March 31, 2012 and December 31, 2011, respectively.  Approximately 58% and 59% of the total net asbestos and environmental reserves as of March 31, 2012 and December 31, 2011, respectively, were for incurred but not reported estimated losses.

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

11.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31 are as follows:

($ in millions)	2012	2011
Pension benefits
Service cost	$38	$38
Interest cost	74	81
Expected return on plan assets	(98)	(92)
Amortization of:
Net actuarial loss	44	38
Settlement loss	10	9
Net periodic pension cost	$68	$74

Postretirement benefits
Service cost	$3	$3
Interest cost	9	9
Amortization of:
Prior service credit	(6)	(6)
Net actuarial gain	(5)	(7)
Net periodic postretirement cost (credit)	$1	$(1)

12.  Business Segments

Summarized revenue data for each of the Company’s reportable segments for the three months ended March 31 are as follows:

($ in millions)	2012	2011
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$4,269	$4,088
Non-standard auto	183	211
Total auto	4,452	4,299
Homeowners	1,572	1,539
Other personal lines	606	611
Allstate Protection	6,630	6,449
Discontinued Lines and Coverages	--	(1)
Total property-liability insurance premiums	6,630	6,448
Net investment income	313	284
Realized capital gains and losses	189	57
Total Property-Liability	7,132	6,789

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	113	108
Immediate annuities with life contingencies	12	43
Accident and health insurance	162	161
Total life and annuity premiums	287	312
Interest-sensitive life insurance	260	248
Fixed annuities	6	9
Total contract charges	266	257
Total life and annuity premiums and contract charges	553	569
Net investment income	687	684
Realized capital gains and losses	(21)	39
Total Allstate Financial	1,219	1,292

Corporate and Other
Service fees	1	2
Net investment income	11	14
Realized capital gains and losses	--	--
Total Corporate and Other before reclassification of service fees	12	16
Reclassification of service fees (1)	(1)	(2)
Total Corporate and Other	11	14
Consolidated revenues	$8,362	$8,095

(1) For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments for the three months ended March 31 are as follows:

($ in millions)	2012	2011
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$526	$334
Discontinued Lines and Coverages	(3)	(6)
Total underwriting income	523	328
Net investment income	313	284
Income tax expense on operations	(265)	(182)
Realized capital gains and losses, after-tax	124	38
Property-Liability net income	695	468

Allstate Financial
Life and annuity premiums and contract charges	553	569
Net investment income	687	684
Periodic settlements and accruals on non-hedge derivative instruments	15	17
Contract benefits and interest credited to contractholder funds	(807)	(879)
Operating costs and expenses and amortization of deferred policy acquisition costs	(228)	(227)
Restructuring and related charges	--	2
Income tax expense on operations	(70)	(53)
Operating income	150	113
Realized capital gains and losses, after-tax	(14)	25
Valuation changes on embedded derivatives that are not hedged, after-tax	(6)	8
DAC and DSI amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(10)	(22)
DAC and DSI unlocking relating to realized capital gains and losses, after-tax	--	3
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(10)	(12)
Gain (loss) on disposition of operations, after-tax	2	(13)
Allstate Financial net income	112	102

Corporate and Other
Service fees (1)	1	2
Net investment income	11	14
Operating costs and expenses (1)	(87)	(93)
Income tax benefit on operations	34	31
Operating loss	(41)	(46)
Realized capital gains and losses, after-tax	--	--
Corporate and Other net loss	(41)	(46)
Consolidated net income	$766	$524

(1) For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

13.  Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis for the three months ended March 31 are as follows:

($ in millions)	2012			2011
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding gains arising during the period, net of related offsets	$866	$(301)	$565	$344	$(121)	$223
Less: reclassification adjustment of realized capital gains and losses	140	(49)	91	153	(54)	99

Unrealized net capital gains and losses	726	(252)	474	191	(67)	124
Unrealized foreign currency translation adjustments	14	(5)	9	15	(5)	10
Unrecognized pension and other postretirement benefit cost	31	(11)	20	23	(8)	15

Other comprehensive income	$771	$(268)	503	$229	$(80)	149

Net income			766			524

Comprehensive income			$1,269			$673

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended prior to the retrospective adjustment for the Company’s adoption of a change in accounting for costs associated with acquiring or renewing insurance contracts (not presented herein); and in our report dated February 22, 2012, which report includes an explanatory paragraph relating to a change in the Company’s recognition and presentation for other-than-temporary impairments of debt securities in 2009, we expressed an unqualified opinion on those consolidated financial statements.  We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2011 consolidated statement of financial position of the Company (not presented herein).  In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated statement of financial position in deriving the accompanying retrospectively adjusted condensed consolidated statement of financial position as of December 31, 2011.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 2, 2012

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2011.  Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”).  The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

Allstate is focused on the following priorities:

•                  maintain auto profitability;

•                  raise returns in homeowners and annuity businesses;

•                  grow insurance premiums; and

•                  proactively manage investments and capital.

HIGHLIGHTS

•                  Consolidated net income was $766 million in the first quarter of 2012 compared to $524 million in the first quarter of 2011.  Net income per diluted share was $1.53 in the first quarter of 2012 compared to $0.98 in the first quarter of 2011.

•                  Property-Liability net income was $695 million in the first quarter of 2012 compared to $468 million in the first quarter of 2011.

•                  The Property-Liability combined ratio was 92.1 in the first quarter of 2012 compared to 94.9 in the first quarter of 2011.

•                  Allstate Financial net income was $112 million in the first quarter of 2012 compared to $102 million in the first quarter of 2011.

•                  Total revenues were $8.36 billion in the first quarter of 2012 compared to $8.10 billion in the first quarter of 2011.

•                  Property-Liability premiums earned totaled $6.63 billion in the first quarter of 2012, an increase of 2.8% from $6.45 billion in the first quarter of 2011.

•                  Net realized capital gains were $168 million in the first quarter of 2012 compared to $96 million in the first quarter of 2011.

•                  Investments totaled $97.01 billion as of March 31, 2012, an increase of 1.5% from $95.62 billion as of December 31, 2011.  Net investment income in the first quarter of 2012 was $1.01 billion, an increase of 3.0% from $982 million in the first quarter of 2011.

•                 Book value per diluted share (ratio of shareholders’ equity to total shares outstanding and dilutive potential shares outstanding) was $38.57 as of March 31, 2012, an increase of 8.0% from $35.72 as of March 31, 2011 and an increase of 6.6% from $36.18 as of December 31, 2011.

•                  For the twelve months ended March 31, 2012, return on the average of beginning and ending period shareholders’ equity was 5.4%, a decrease of 1.9 points from 7.3% for the twelve months ended March 31, 2011.

•                  As of March 31, 2012, shareholders’ equity was $19.18 billion.  This total included $2.65 billion in deployable invested assets at the parent holding company level.

•                  New deferred policy acquisition costs (“DAC”) accounting guidance was adopted on a retrospective basis as of January 1, 2012 (see Note 1 of the condensed consolidated financial statements).  Accordingly, all prior period balances have been adjusted.  The DAC and shareholders’ equity balances were reduced by $572 million and $376 million, respectively, when compared to the previously reported December 31, 2011 balances.  Impacted income statement line items include amortization of DAC, operating costs and expenses, gain/loss on disposition of operations, and income tax expense.  Impacted balance sheet line items include DAC, deferred income taxes, reserve for life-contingent contract benefits, other liabilities and accrued expenses, retained income, unrealized net capital gains and losses, and unrealized foreign currency translation adjustments.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended March 31,
	2012	2011
Revenues
Property-liability insurance premiums	$6,630	$6,448
Life and annuity premiums and contract charges	553	569
Net investment income	1,011	982
Realized capital gains and losses:
Total other-than-temporary impairment losses	(87)	(156)
Portion of loss recognized in other comprehensive income	4	(27)
Net other-than-temporary impairment losses recognized in earnings	(83)	(183)
Sales and other realized capital gains and losses	251	279
Total realized capital gains and losses	168	96
Total revenues	8,362	8,095

Costs and expenses
Property-liability insurance claims and claims expense	(4,339)	(4,476)
Life and annuity contract benefits	(439)	(454)
Interest credited to contractholder funds	(378)	(418)
Amortization of deferred policy acquisition costs	(979)	(984)
Operating costs and expenses	(1,017)	(900)
Restructuring and related charges	(6)	(9)
Interest expense	(95)	(92)
Total costs and expenses	(7,253)	(7,333)

Gain (loss) on disposition of operations	3	(20)
Income tax expense	(346)	(218)
Net income	$766	$524

Property-Liability	$695	$468
Allstate Financial	112	102
Corporate and Other	(41)	(46)
Net income	$766	$524

PROPERTY-LIABILITY HIGHLIGHTS

•                  Premiums written, an operating measure that is defined and reconciled to premiums earned in the Property-Liability Operations section of the MD&A, increased 4.0% to $6.46 billion in the first quarter of 2012 from $6.22 billion in the first quarter of 2011 and increased 0.6% from $6.43 billion in the fourth quarter of 2011.

–                Allstate brand standard auto premiums written decreased 1.2% to $3.94 billion in the first quarter of 2012 from $3.98 billion in the first quarter of 2011.

–                Allstate brand homeowners premiums written increased 2.7% to $1.26 billion in the first quarter of 2012 from $1.23 billion in the first quarter of 2011.

–                 Encompass brand premiums written increased 1.6% to $249 million in the first quarter of 2012 from $245 million in the first quarter of 2011.

–                 Esurance brand premiums written were $262 million in the first quarter of 2012.

•                  Premium operating measures and statistics contributing to overall Allstate brand standard auto premiums written decrease were the following:

–                2.2% decrease in policies in force (“PIF”) as of March 31, 2012 compared to March 31, 2011

–                 1.8% increase in the six month policy term average gross premium before reinsurance to $447 in the first quarter of 2012 from $439 in the first quarter of 2011

–                 0.2 point decrease in the six month renewal ratio to 88.7% in the first quarter of 2012 compared to 88.9% in the first quarter of 2011

–                 10.8% decrease in new issued applications in the first quarter of 2012 compared to the first quarter of 2011

•                  Premium operating measures and statistics contributing to overall Allstate brand homeowners premiums written increase were the following:

–                 5.6% decrease in PIF as of March 31, 2012 compared to March 31, 2011

–                 9.2% increase in the twelve month policy term average gross premium before reinsurance to $1,065 in the first quarter of 2012 from $975 in the first quarter of 2011

–                 0.9 point decrease in the twelve month renewal ratio to 87.4% in the first quarter of 2012 compared to 88.3% in the first quarter of 2011

–                 11.4% decrease in new issued applications in the first quarter of 2012 compared to the first quarter of 2011

–                 $3 million decrease in catastrophe reinsurance costs to $121 million in the first quarter of 2012 from $124 million in the first quarter of 2011

•                  Factors comprising the Allstate brand standard auto loss ratio decrease of 0.7 points to 69.6 in the first quarter of 2011 from 70.3 in the first quarter of 2011 were the following:

–                4.1% decrease in standard auto claim frequency (rate of claim occurrence per policy in force) for property damage in the first quarter of 2012 compared to the first quarter of 2011

–                2.1% decrease in standard auto claim frequency for bodily injury in the first quarter of 2012 compared to the first quarter of 2011

–                4.6% increase in auto paid claim severities (average cost per claim) for property damage in the first quarter of 2012 compared to the first quarter of 2011

–                1.2% increase in auto paid claim severities for bodily injury in the first quarter of 2012 compared to the first quarter of 2011

•                  Factors comprising the Allstate brand homeowners loss ratio, which includes catastrophes, decrease of 11.4 points to 56.5 in the first quarter of 2012 from 67.9 in the first quarter of 2011 were the following:

–                5.1 point decrease in the effect of catastrophe losses to 12.6 points in the first quarter of 2012 compared to 17.7 points in the first quarter of 2011

–                4.8% decrease in homeowner claim frequency, excluding catastrophes, in the first quarter of 2012 compared to the first quarter of 2011

–                0.4% decrease in paid claim severity, excluding catastrophes, in the first quarter of 2012 compared to the first quarter of 2011

•                  Factors comprising the $74 million decrease in catastrophe losses to $259 million in the first quarter of 2012 compared to $333 million in the first quarter of 2011 were the following:

–                15 events with losses of $420 million in the first quarter of 2012 compared to 16 events with losses of $367 million in the first quarter of 2011

–                $161 million favorable prior year reserve reestimates in the first quarter of 2012 compared to $34 million favorable reserve reestimates in the first quarter of 2011

•                  Factors comprising the $204 million of favorable prior year reserve reestimates in the first quarter of 2012 compared to $41 million favorable in the first quarter of 2011 included:

–                  prior year reserve reestimates related to auto, homeowners and other personal lines in the first quarter of 2012 contributed $48 million favorable, $119 million favorable and $40 million favorable, respectively, compared to prior year reserve reestimates in the first quarter of 2011 of $19 million favorable, $38 million favorable and $13 million unfavorable, respectively

–                  prior year reestimates in the first quarter of 2012 and 2011 are largely attributable to prior year catastrophes

•                  Property-Liability underwriting income was $523 million in the first quarter of 2012 compared to $328 million in the first quarter of 2011.  Underwriting income (loss), a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•                  Property-Liability investments as of March 31, 2012 were $36.73 billion, an increase of 2.0% from $36.00 billion as of December 31, 2011.  Net investment income was $313 million in the first quarter of 2012, an increase of 10.2% from $284 million in the first quarter of 2011.

•                  Net realized capital gains were $189 million in the first quarter of 2012 compared to $57 million in the first quarter of 2011.

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

•

Effect of business combination expenses and the amortization of purchased intangible assets on combined and expense ratio - the percentage of business combination expenses and the amortization of purchased intangible assets to premiums earned.

•	Effect of restructuring and related charges on combined ratio - the percentage of restructuring and related charges to premiums earned.
•

Effect of Discontinued Lines and Coverages on combined ratio - the ratio of claims and claims expense and operating costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned.  The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio is equal to the Property-Liability combined ratio.

Summarized financial data, a reconciliation of underwriting income to net income, and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	Three months ended March 31,
	2012	2011
Premiums written	$6,463	$6,215

Revenues
Premiums earned	$6,630	$6,448
Net investment income	313	284
Realized capital gains and losses	189	57
Total revenues	7,132	6,789

Costs and expenses
Claims and claims expense	(4,339)	(4,476)
Amortization of DAC	(878)	(864)
Operating costs and expenses	(884)	(769)
Restructuring and related charges	(6)	(11)
Total costs and expenses	(6,107)	(6,120)

Income tax expense	(330)	(201)
Net income	$695	$468

Underwriting income	$523	$328
Net investment income	313	284
Income tax expense on operations	(265)	(182)
Realized capital gains and losses, after-tax	124	38
Net income	$695	$468

Catastrophe losses (1)	$259	$333

GAAP operating ratios
Claims and claims expense ratio	65.4	69.4
Expense ratio	26.7	25.5
Combined ratio	92.1	94.9
Effect of catastrophe losses on combined ratio (1)	3.9	5.2
Effect of prior year reserve reestimates on combined ratio (1)	(3.1)	(0.7)
Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio	0.7	--
Effect of restructuring and related charges on combined ratio	0.1	0.2
Effect of Discontinued Lines and Coverages on combined ratio	--	0.1

_______________

(1)

Prior year reserve reestimates included in catastrophe losses totaled $161 million favorable in the three months ended March 31, 2012 compared to $34 million favorable in the three months ended March 31, 2011.

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

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended March 31,
	2012	2011
Premiums written:
Allstate Protection	$6,462	$6,216
Discontinued Lines and Coverages	1	(1)
Property-Liability premiums written	6,463	6,215
Decrease in unearned premiums	167	234
Other	--	(1)
Property-Liability premiums earned	$6,630	$6,448

Premiums earned:
Allstate Protection	$6,630	$6,449
Discontinued Lines and Coverages	--	(1)
Property-Liability	$6,630	$6,448

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Encompass brand		Esurance brand (2)	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Standard auto	$3,937	$3,984	$142	$144	$262	$4,341	$4,128
Non-standard auto	189	210	--	1	--	189	211
Homeowners	1,258	1,225	85	79	--	1,343	1,304
Other personal lines (1)	567	552	22	21	--	589	573
Total	$5,951	$5,971	$249	$245	$262	$6,462	$6,216

__________________

(1) Other personal lines include commercial, condominium, renters, involuntary auto and other personal lines.

(2) Esurance brand business was acquired on October 7, 2011.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Encompass brand		Esurance brand	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Standard auto	$3,897	$3,928	$151	$160	$221	$4,269	$4,088
Non-standard auto	183	210	--	1	--	183	211
Homeowners	1,480	1,448	92	91	--	1,572	1,539
Other personal lines	583	588	23	23	--	606	611
Total	$6,143	$6,174	$266	$275	$221	$6,630	$6,449

Premium operating measures and statistics that are used to analyze the business are calculated and described below.  Measures and statistics presented exclude Allstate Canada and specialty auto.

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

Standard auto premiums written totaled $4.34 billion in the first quarter of 2012, an increase of 5.2% from $4.13 billion in the first quarter of 2011.

	Allstate brand		Encompass brand		Esurance brand
Standard Auto	2012	2011	2012	2011	2012
Three months ended March 31,
PIF (thousands)	17,080	17,456	676	676	849
Average premium-gross written (1)	$447	$439	$923	$953	$508
Renewal ratio (%) (1)	88.7	88.9	71.8	71.2	78.5
Approved rate changes (2):
# of states	10	13	2	3	6
Countrywide (%) (3)	0.5	1.1	0.1	0.6	1.3
State specific (%) (4) (5)	5.8	4.1 (6)	3.2	5.0	4.8

_______________

(1)	Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.
(2)

Rate changes that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges, that result in no change in the overall rate level in the state.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.  Rate changes exclude Allstate Canada and specialty auto.

(3)

Represents the impact in the states where rate changes were approved during the three months ended March 31, 2012 and 2011, respectively, as a percentage of total countrywide prior year-end premiums written.

(4)

Represents the impact in the states where rate changes were approved during the three months ended March 31, 2012 and 2011, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(5)	Based on historical premiums written in those states, rate changes approved for standard auto totaled $89 million and $176 million in the three months ended March 31, 2012 and 2011, respectively.
(6)	First quarter 2011 includes the impact of Florida rate increases averaging 10.9% and New York rate increases averaging 12.0%.

Allstate brand standard auto premiums written totaled $3.94 billion in the first quarter of 2012, a decrease of 1.2% from $3.98 billion in the first quarter of 2011 and an increase of 3.3% from $3.81 billion in the fourth quarter of 2011.  Contributing to the Allstate brand standard auto premiums written decrease in the first quarter of 2012 compared to the first quarter of 2011 were the following:

–                 decrease in PIF of 2.2% as of March 31, 2012 compared to March 31, 2011 due to fewer new issued applications and fewer policies available to renew.  Excluding Florida and New York, PIF decreased 0.5% as of March 31, 2012 compared to March 31, 2011.

–                 10.8% decrease in new issued applications on a countrywide basis to 463 thousand in the first quarter of 2012 from 519 thousand in the first quarter of 2011.  Excluding Florida and New York (impacted by actions to improve profitability), new issued applications on a countrywide basis decreased 8.2% to 412 thousand in the first quarter of 2012 from 449 thousand in the first quarter of 2011.  New issued applications increased in 10 states in the first quarter of 2012 compared to the first quarter of 2011.

–                 increase in average gross premium in the first quarter of 2012 compared to the first quarter of 2011.

–                 0.2 point decrease in the renewal ratio in the first quarter of 2012 compared to the first quarter of 2011.  In the first quarter of 2012, 34 states are showing favorable comparisons to prior year.

Non-standard auto premiums written totaled $189 million in the first quarter of 2012, a decrease of 10.4% from $211 million in the first quarter of 2011.

	Allstate brand
Non-Standard Auto	2012	2011
Three months ended March 31,
PIF (thousands)	570	627
Average premium-gross written (6 months)	$598	$621
Renewal ratio (%) (6 months)	69.1	70.4
Approved rate changes:
# of states	4	3
Countrywide (%)	0.2	3.6
State specific (%) (1)	1.4	18.4

_______________

(1)	Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $1 million and $30 million in the three months ended March 31, 2012 and 2011, respectively.

Allstate brand non-standard auto premiums written totaled $189 million in the first quarter of 2012, a decrease of 10.0% from $210 million in the first quarter of 2011.  Contributing to the Allstate brand non-standard auto premiums written decrease in the first quarter of 2012 compared to the first quarter of 2011 were the following:

–                 decrease in PIF as of March 31, 2012 compared to March 31, 2011 due to a decline in the number of policies available to renew and a lower retention rate

–                 1.3% increase in new issued applications to 79 thousand in the first quarter of 2012 from 78 thousand in the first quarter of 2011

–                 decrease in average gross premium in the first quarter of 2012 compared to the first quarter of 2011

–                 1.3 point decrease in the renewal ratio in the first quarter of 2012 compared to the first quarter of 2011

Homeowners premiums written totaled $1.34 billion in the first quarter of 2012, an increase of 3.0% from $1.30 billion in the first quarter of 2011.  Excluding the cost of catastrophe reinsurance, premiums written increased 2.5% in the first quarter of 2012 compared to the first quarter of 2011.

	Allstate brand		Encompass brand
Homeowners	2012	2011	2012	2011
Three months ended March 31,
PIF (thousands) (1)	6,259	6,631	309	310
Average premium-gross written (12 months)	$1,065	$975	$1,299	$1,296
Renewal ratio (%) (12 months)	87.4	88.3	79.6	82.3
Approved rate changes (2):
# of states	13	12(3)	5	5
Countrywide (%)	2.0	1.8	0.9	1.2
State specific (%) (4)	7.9	9.9	5.3	4.9

_______________

(1)

Beginning in first quarter of 2012, excess and surplus lines PIF are not included in the homeowners PIF totals.  Previously, these policy counts were included in the homeowners totals.  Excess and surplus lines represent policies written by North Light Specialty Insurance Company.  All other total homeowners measures and statistics include excess and surplus lines.

(2)	Includes rate changes approved based on our net cost of reinsurance. Rate changes exclude excess and surplus lines.
(3)	Includes Washington D.C.
(4)	Based on historical premiums written in those states, rate changes approved for homeowners totaled $128 million and $116 million in the three months ended March 31, 2012 and 2011, respectively.

Allstate brand homeowners premiums written totaled $1.26 billion in the first quarter of 2012, an increase of 2.7% from $1.23 billion in the first quarter of 2011.  Contributing to the Allstate brand homeowners premiums written increase in the first quarter of 2012 compared to the first quarter of 2011 were the following:

–                 5.6% decrease in PIF as of March 31, 2012 compared to March 31, 2011 due to fewer policies available to renew and fewer new issued applications

–                 11.4% decrease in new issued applications to 101 thousand in the first quarter of 2012 from 114 thousand in the first quarter of 2011.

–                 increase in average gross premium in the first quarter of 2012 compared to the first quarter of 2011 primarily due to rate changes

–                 0.9 point decrease in the renewal ratio in the first quarter of 2012 compared to the first quarter of 2011

–                 decrease in the cost of our catastrophe reinsurance program in the first quarter of 2012 compared to the first quarter of 2011

Underwriting results are shown in the following table.

($ in millions)	Three months ended March 31,
	2012	2011
Premiums written	$6,462	$6,216
Premiums earned	$6,630	$6,449
Claims and claims expense	(4,336)	(4,472)
Amortization of DAC	(878)	(864)
Other costs and expenses	(884)	(768)
Restructuring and related charges	(6)	(11)
Underwriting income	$526	$334
Catastrophe losses	$259	$333

Underwriting income (loss) by line of business
Standard auto	$115	$189
Non-standard auto	16	25
Homeowners	306	128
Other personal lines	89	(8)
Underwriting income	$526	$334

Underwriting income (loss) by brand
Allstate brand	$586	$335
Encompass brand	1	(1)
Esurance brand	(61)	--
Underwriting income	$526	$334

Allstate Protection experienced underwriting income of $526 million in the first quarter of 2012 compared to $334 million in the first quarter of 2011, primarily due to an increase in homeowners underwriting income and underwriting income for other personal lines compared to an underwriting loss in the prior year, partially offset by a decrease in standard auto underwriting income. Homeowners underwriting income increased $178 million to $306 million in the first quarter of 2012 from $128 million in the first quarter of 2011 primarily due to decreases in catastrophe losses and average earned premiums increasing faster than loss costs, partially offset by higher expenses.  Other personal lines underwriting income was $89 million in the first quarter of 2012 compared to an underwriting loss of $8 million in the first quarter of 2011 primarily due to favorable reserve reestimates and decreases in catastrophe losses.  Standard auto underwriting income decreased $74 million to $115 million in the first quarter of 2012 from $189 million in the first quarter of 2011 primarily due to the inclusion of Esurance brand’s underwriting loss of $61 million in the first quarter of 2012, higher expenses, and increases in catastrophe losses, partially offset by favorable reserve reestimates.

Catastrophe losses in the first quarter of 2012 were $259 million as detailed in the table below.  This compares to catastrophe losses in the first quarter of 2011 of $333 million.

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

Catastrophe losses related to events that occurred by the size of the event are shown in the following table.

($ in millions)	Three months ended March 31, 2012
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
$101 million to $250 million	1	6.7%	$161	62.2%	2.5	$161
$50 million to $100 million	1	6.7	94	36.3	1.4	94
Less than $50 million	13	86.6	165	63.7	2.5	13
Total	15	100.0%	420	162.2	6.4	28
Prior year reserve reestimates			(161)	(62.2)	(2.5)
Total catastrophe losses			$259	100.0%	3.9

Catastrophe losses incurred by the type of event are shown in the following table.

($ in millions)	Three months ended March 31,
	2012		2011
		Number of events		Number of events
Tornadoes	$207	3	$19	1
Wind/Hail	202	10	176	10
Wildfires	3	1	5	2
Other events	8	1	167	3
Prior year reserve reestimates	(161)		(34)
Total catastrophe losses	$259	15	$333	16

Catastrophe losses, including prior year reserve reestimates, excluding hurricanes named or numbered by the National Weather Service, fires following earthquakes and earthquakes totaled $284 million in the first quarter of 2012 and is the result of severe weather experienced.

Combined ratio  Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined in the Property-Liability Operations section of the MD&A.

	Three months ended March 31,
	Ratio (1)		Effect of catastrophe losses on combined ratio		Effect of prior year reserve reestimates on combined ratio		Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio
	2012	2011	2012	2011	2012	2011	2012
Allstate brand loss ratio:
Standard auto	69.6	70.3	1.2	0.5	(1.2)	(0.4)
Non-standard auto	67.2	64.8	--	--	--	(3.3)
Homeowners	56.5	67.9	12.6	17.7	(7.9)	(2.7)
Other personal lines	53.9	67.3	2.9	7.0	(6.7)	2.6

Total Allstate brand loss ratio	64.9	69.2	4.1	5.1	(3.3)	(0.8)
Allstate brand expense ratio	25.6	25.4	--	--	--	--	0.1
Allstate brand combined ratio	90.5	94.6	4.1	5.1	(3.3)	(0.8)	0.1

Encompass brand loss ratio:
Standard auto	78.1	75.7	0.7	--	0.7	3.1
Non-standard auto	--	100.0	--	--	--	--
Homeowners	55.4	65.9	6.5	16.5	(2.2)	1.1
Other personal lines	87.0	65.2	--	8.7	(4.3)	(8.7)

Total Encompass brand loss ratio	71.0	71.7	2.6	6.2	(0.8)	1.5
Encompass brand expense ratio	28.6	28.7	--	--	--	--	--
Encompass brand combined ratio	99.6	100.4	2.6	6.2	(0.8)	1.5	--

Esurance brand loss ratio:
Standard auto	72.8	--	0.4	--	--	--

Total Esurance brand loss ratio	72.8	--	0.4	--	--	--
Esurance brand expense ratio	54.8	--	--	--	--	--	18.1
Esurance brand combined ratio	127.6	--	0.4	--	--	--	18.1

Allstate Protection loss ratio	65.4	69.3	3.9	5.2	(3.1)	(0.7)
Allstate Protection expense ratio	26.7	25.5	--	--	--	--	0.7
Allstate Protection combined ratio	92.1	94.8	3.9	5.2	(3.1)	(0.7)	0.7

(1) Ratios are calculated using the premiums earned for the respective line of business.

Standard auto loss ratio for the Allstate brand decreased 0.7 points in the first quarter of 2012 compared to the first quarter of 2011 primarily due to favorable reserve reestimates, partially offset by higher catastrophe losses.  Excluding the impact of catastrophe losses, the Allstate brand standard auto loss ratio improved 1.4 points in the first quarter of 2012 compared to the first quarter of 2011.  Florida and New York results have shown improvement with loss ratios, including prior year reserve reestimates, of 71.3 and 65.2, respectively, in the first quarter of 2012 compared to 77.3 and 80.1, respectively, in the first quarter of 2011.  Although the combined impact of these two states on countrywide results has declined, we continue to pursue profitability management actions, including rate increases, underwriting restrictions, increased claims staffing and review, and continued advocacy for legislative reform.  In the first quarter of 2012, claim frequencies in the bodily injury and physical damage coverages have decreased compared to the first quarter of 2011.  Bodily injury and physical damage coverages severity results in the first quarter of 2012 increased in line with historical Consumer Price Index trends.

Homeowners loss ratio for the Allstate brand decreased 11.4 points to 56.5 in the first quarter of 2012 from 67.9 in the first quarter of 2011 due to lower catastrophe losses and average earned premiums increasing faster than loss costs.

Expense ratio for Allstate Protection increased 1.2 points in the first quarter of 2012 compared to the first quarter of 2011 primarily due to additional marketing costs and the amortization of purchased intangible assets related to Esurance in the current year period, partially offset by a non-recurring litigation accrual recorded in the prior year period.  Other costs and expenses include Esurance advertising expense in the first quarter of 2012 which had a 20.4 point impact on the Esurance brand expense ratio and a 0.7 point impact on the Allstate Protection expense ratio.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three months ended March 31,
	Allstate brand		Encompass brand		Esurance brand	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Amortization of DAC	13.1	13.2	17.3	17.5	2.3	12.9	13.4
Other costs and expenses	12.3	12.0	11.3	11.4	34.4	13.0	11.9
Business combination expenses and amortization of purchased intangible assets	0.1	--	--	--	18.1	0.7	--
Restructuring and related charges	0.1	0.2	--	(0.2)	--	0.1	0.2
Total expense ratio	25.6	25.4	28.6	28.7	54.8	26.7	25.5

Reserve reestimates  The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2012 and 2011, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2012	2011
Auto	$11,404	$11,034
Homeowners	2,439	2,442
Other personal lines	2,237	2,141
Total Allstate Protection	$16,080	$15,617

($ in millions, except ratios)	Three months ended March 31,
	2012		2011
	Reserve reestimate (1) (2)	Effect on combined ratio (2)	Reserve reestimate (1) (2)	Effect on combined ratio (2)
Auto	$(48)	(0.7)	$(19)	(0.3)
Homeowners	(119)	(1.8)	(38)	(0.6)
Other personal lines	(40)	(0.6)	13	0.2
Total Allstate Protection (3)	$(207)	(3.1)	$(44)	(0.7)

Allstate brand	$(205)	(3.1)	$(48)	(0.8)
Encompass brand	(2)	--	4	0.1
Esurance brand	--	--	--	--
Total Allstate Protection (3)	$(207)	(3.1)	$(44)	(0.7)

(1) Favorable reserve reestimates are shown in parentheses.

(2) Discontinued Lines and Coverages segment reserve reestimates in the three months ended March 31, 2012 and 2011 totaled $3 million unfavorable.  There was no effect on the combined ratio in the three months ended March 31, 2012 and 2011.

(3) Reserve reestimates included in catastrophe losses totaled $161 million favorable in the three months ended March 31, 2012 compared to $34 million favorable in the three months ended March 31, 2011.

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

Summarized underwriting results are presented in the following table.

	Three months ended March 31,
($ in millions)	2012	2011
Premiums written	$1	$(1)

Premiums earned	$--	$(1)
Claims and claims expense	(3)	(4)
Operating costs and expenses	--	(1)
Underwriting loss	$(3)	$(6)

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income increased 10.2% or $29 million to $313 million in the first quarter of 2012 from $284 million in the first quarter of 2011.  The increase resulted from income from limited partnerships and higher average investment balances, partially offset by lower fixed income yields.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2012	2011
Impairment write-downs	$(19)	$(64)
Change in intent write-downs	(28)	(27)
Net other-than-temporary impairment losses recognized in earnings	(47)	(91)
Sales	237	172
Valuation of derivative instruments	3	26
Settlements of derivative instruments	(4)	(95)
EMA limited partnership income (1)	--	45
Realized capital gains and losses, pre-tax	189	57
Income tax expense	(65)	(19)
Realized capital gains and losses, after-tax	$124	$38

(1) Income from limited partnerships accounted for under the equity method of accounting (“EMA”) is reported in net investment income in 2012 and realized capital gains and losses in 2011.

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•                  Net income was $112 million in the first quarter of 2012 compared to $102 million in the first quarter of 2011.

•                  Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $535 million in the first quarter of 2012, an increase of 3.5% from $517 million in the first quarter of 2011.

•                  Investments totaled $57.62 billion as of March 31, 2012, reflecting an increase in carrying value of $247 million from $57.37 billion as of December 31, 2011.  Net investment income increased to $687 million in the first quarter of 2012 from $684 million in the first quarter of 2011.

•                  Net realized capital losses totaled $21 million in the first quarter of 2012 compared to net realized capital gains of $39 million in the first quarter of 2011.

•                  Contractholder funds totaled $41.60 billion as of March 31, 2012, reflecting a decrease of $729 million from $42.33 billion as of December 31, 2011 and $5.23 billion from $46.83 billion as of March 31, 2011.

ALLSTATE FINANCIAL SEGMENT

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2012	2011
Revenues
Life and annuity premiums and contract charges	$553	$569
Net investment income	687	684
Realized capital gains and losses	(21)	39
Total revenues	1,219	1,292

Costs and expenses
Life and annuity contract benefits	(439)	(454)
Interest credited to contractholder funds	(378)	(418)
Amortization of DAC	(101)	(120)
Operating costs and expenses	(142)	(132)
Restructuring and related charges	--	2
Total costs and expenses	(1,060)	(1,122)

Gain (loss) on disposition of operations	3	(20)
Income tax expense	(50)	(48)
Net income	$112	$102

Investments as of March 31	$57,620	$60,484

Net income
Life insurance	$57
Accident and health insurance	17
Annuities and institutional products	38
Net income	$112

Net income was $112 million in the first quarter of 2012 compared to $102 million in the first quarter of 2011.  The $10 million increase was primarily due to decreased interest credited to contractholder funds, gain on disposition in the current year compared to a loss in the prior year related to the Allstate Bank dissolution, and lower amortization of DAC, partially offset by net realized capital losses in the current year compared to net realized capital gains in the prior year.

Analysis of revenues   Total revenues decreased 5.7% or $73 million in the first quarter of 2012 compared to the first quarter of 2011 due to net realized capital losses in the current year compared to net realized capital gains in the prior year and lower premiums and contract charges.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2012	2011
Underwritten products
Traditional life insurance premiums	$113	$108
Accident and health insurance premiums	162	161
Interest-sensitive life insurance contract charges	260	248
Subtotal	535	517

Annuities
Immediate annuities with life contingencies premiums	12	43
Other fixed annuity contract charges	6	9
Subtotal	18	52

Life and annuity premiums and contract charges (1)	$553	$569

(1) Contract charges related to the cost of insurance totaled $170 million and $162 million for the first quarter of 2012 and 2011, respectively.

Total premiums and contract charges decreased 2.8% in the first quarter of 2012 compared to the first quarter of 2011 primarily due to lower sales of immediate annuities with life contingencies, partially offset by higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders and increased traditional life insurance premiums.  Sales of immediate annuities with life contingencies fluctuate with changes in our pricing competitiveness relative to other insurers.  Increased traditional life insurance premiums were due to lower reinsurance premiums ceded and higher sales through Allstate agencies, partially offset by lower renewal premiums.

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

($ in millions)	Three months ended March 31,
	2012	2011
Contractholder funds, beginning balance	$42,332	$48,195

Deposits
Fixed annuities	153	164
Interest-sensitive life insurance	332	330
Bank deposits	--	212
Total deposits	485	706

Interest credited	379	410

Maturities, benefits, withdrawals and other adjustments
Maturities of and interest payments on institutional products	(1)	(487)
Benefits	(357)	(372)
Surrenders and partial withdrawals	(943)	(1,019)
Bank withdrawals	--	(274)
Contract charges	(264)	(251)
Net transfers from separate accounts	2	3
Fair value hedge adjustments for institutional products	--	(34)
Other adjustments (1)	(30)	(43)
Total maturities, benefits, withdrawals and other adjustments	(1,593)	(2,477)
Contractholder funds, ending balance	$41,603	$46,834

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

Contractholder funds decreased 1.7% and 2.8% in the first quarter of 2012 and 2011, respectively.  Average contractholder funds decreased 11.7% in the first quarter of 2012 compared to the same period of 2011.

Contractholder deposits decreased 31.3% in the first quarter of 2012 compared to the same period of 2011 primarily due to the absence of Allstate Bank deposits in the current year period.  In September 2011, Allstate Bank stopped opening new customer accounts and all funds were returned to Allstate Bank account holders prior to December 31, 2011.

Maturities of and interest payments on institutional products decreased to $1 million in the first quarter of 2012 from $487 million in the first quarter of 2011, reflecting the continuing decline in these obligations.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 7.5% to $943 million in the first quarter of 2012 from $1.02 billion in the same period of 2011.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.7% in the first quarter of 2012 compared to 10.4% in the same period of 2011.

Net investment income increased 0.4% or $3 million to $687 million in the first quarter of 2012 from $684 million in the same period of 2011 primarily due to income from limited partnerships and the termination of interest rate swaps in the first quarter of 2011, partially offset by lower yields on fixed income securities.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2012	2011

Impairment write-downs	$(20)	$(50)
Change in intent write-downs	(16)	(42)
Net other-than-temporary impairment losses recognized in earnings	(36)	(92)
Sales	(8)	111
Valuation of derivative instruments	8	(4)
Settlements of derivative instruments	15	6
EMA limited partnership income (1)	--	18
Realized capital gains and losses, pre-tax	(21)	39
Income tax benefit (expense)	7	(14)
Realized capital gains and losses, after-tax	$(14)	$25

(1) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses   Total costs and expenses decreased 5.5% or $62 million in the first quarter of 2012 compared to the same period of 2011 primarily due to lower interest credited to contractholder funds and amortization of DAC.

Life and annuity contract benefits decreased 3.3% or $15 million in the first quarter of 2012 compared to the same period of 2011 primarily due to lower contract benefits on immediate annuities with life contingencies, reflecting the decrease in premiums on these products, partially offset by higher mortality experience on life insurance.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $134 million and $135 million in the first quarter of 2012 and 2011, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2012	2011
Life insurance	$91	$93
Accident and health insurance	73	74
Annuities	(12)	(12)
Total benefit spread	$152	$155

Benefit spread decreased 1.9% or $3 million in the first quarter of 2012 compared to the same period of 2011 primarily due to higher mortality experience on life insurance, partially offset by higher cost of insurance contract charges on interest-sensitive life insurance.

Interest credited to contractholder funds decreased 9.6% or $40 million in the first quarter of 2012 compared to the same period of 2011 primarily due to lower average contractholder funds and lower interest crediting rates on deferred fixed annuities, immediate fixed annuities and interest-sensitive life insurance.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $10 million in the first quarter of 2012 compared to a $12 million decrease in the first quarter of 2011.  Amortization of deferred sales inducement costs was $1 million in the first quarter of 2012 compared to $10 million in the same period of 2011.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2012	2011
Annuities and institutional products	$87	$48
Life insurance	18	11
Accident and health insurance	6	5
Allstate Bank products	--	8
Net investment income on investments supporting capital	64	59
Total investment spread	$175	$131

Investment spread increased 33.6% or $44 million in the first quarter of 2012 compared to the same period of 2011 due to income from limited partnerships, lower crediting rates and the termination of interest rate swaps in first quarter 2011, partially offset by an unfavorable change in the valuation of derivatives embedded in equity-indexed annuity contracts, lower yields on fixed income securities and the continued managed reduction in our spread based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2012	2011	2012	2011	2012	2011
Interest-sensitive life insurance	5.4%	5.4%	4.1%	4.2%	1.3%	1.2%
Deferred fixed annuities and institutional products	4.5	4.5	3.2	3.3	1.3	1.2
Immediate fixed annuities with and without life contingencies	7.8	6.2	6.1	6.2	1.7	--
Investments supporting capital, traditional life and other products	3.9	3.7	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	March 31,
	2012	2011
Immediate fixed annuities with life contingencies	$8,843	$8,753
Other life contingent contracts and other	5,453	4,798
Reserve for life-contingent contract benefits	$14,296	$13,551

Interest-sensitive life insurance	$10,853	$10,720
Deferred fixed annuities	24,495	28,586
Immediate fixed annuities without life contingencies	3,832	3,797
Institutional products	1,914	2,193
Allstate Bank products	--	1,033
Market value adjustments related to fair value hedges and other	509	505
Contractholder funds	$41,603	$46,834

Amortization of DAC decreased 15.8% or $19 million in the first quarter of 2012 compared to the same period of 2011.  The components of amortization of DAC are summarized in the following table.

	Three months ended March 31,
($ in millions)	2012	2011
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$86	$83
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	15	30
Amortization acceleration for changes in assumptions (“DAC unlocking”)	--	7
Total amortization of DAC	$101	$120

(1) The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease of $19 million in the first quarter of 2012 compared to the same period of 2011 was primarily due to decreased amortization relating to realized capital gains and losses and the absence of DAC unlocking in the current year period.  In 2012, we plan to complete our annual comprehensive DAC review in the third quarter.

Our annual 2011 comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts which covers assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines took place in first quarter 2011.  The review resulted in an acceleration of DAC amortization (charge to income) of $7 million in the first quarter of 2011.  Amortization acceleration of $12 million related to interest-sensitive life insurance and was primarily due to an increase in projected expenses.  Amortization deceleration of $5 million related to equity-indexed annuities and was primarily due to an increase in projected investment margins.

Operating costs and expenses increased 7.6% or $10 million in the first quarter of 2012 compared to the same period of 2011.  The following table summarizes operating costs and expenses.

	Three months ended March 31,
($ in millions)	2012	2011
Non-deferrable commissions	$25	$28
General and administrative expenses	102	89
Taxes and licenses	15	15
Total operating costs and expenses	$142	$132

Restructuring and related charges	$--	$(2)

Non-deferrable commissions decreased $3 million in the first quarter of 2012 compared to the same period of 2011 primarily due to lower sales commissions on immediate annuities and certain life insurance products.  General and administrative expenses increased 14.6% or $13 million in the first quarter of 2012 compared to the same period of 2011 primarily due to increased marketing costs and reduced insurance department assessments in the prior year period.

Gain on disposition of $3 million in the first quarter of 2012 relates to the amortization of the deferred gain from the Prudential reinsurance agreement.  Loss on disposition of $20 million in the first quarter of 2011 included $25 million related to the dissolution of Allstate Bank.  In 2011, after receiving regulatory approval to dissolve, Allstate Bank ceased operations.  In the first quarter of 2012, the bank received the order that it had requested from the Federal Deposit Insurance Company terminating its deposit insurance effective June 30, 2012.  We expect to cancel the bank’s charter and deregister The Allstate Corporation as a savings and loan holding company by June

30, 2012.

INVESTMENTS HIGHLIGHTS

•                  Investments totaled $97.01 billion as of March 31, 2012, an increase of 1.5% from $95.62 billion as of December 31, 2011.

•                  Unrealized net capital gains totaled $3.56 billion as of March 31, 2012, increasing from $2.88 billion as of December 31, 2011.

•                  Net investment income was $1.01 billion in the first quarter of 2012, an increase of 3.0% from $982 million in the first quarter of 2011.

•                  Net realized capital gains were $168 million in the first quarter of 2012 compared to $96 million in the first quarter of 2011.

INVESTMENTS

The composition of the investment portfolios as of March 31, 2012 is presented in the table below.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$28,906	78.7%	$46,269	80.3%	$2,048	76.9%	$77,223	79.6%
Equity securities (2)	3,636	9.9	211	0.4	--	--	3,847	4.0
Mortgage loans	494	1.3	6,673	11.6	--	--	7,167	7.4
Limited partnership interests (3)	2,889	7.9	1,729	3.0	19	0.7	4,637	4.8
Short-term (4)	608	1.7	681	1.2	597	22.4	1,886	1.9
Other	192	0.5	2,057	3.5	--	--	2,249	2.3
Total	$36,725	100.0%	$57,620	100.0%	$2,664	100.0%	$97,009	100.0%

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $28.09 billion, $43.97 billion and $2.00 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2) Equity securities are carried at fair value.  Cost basis for these securities was $3.27 billion and $160 million for Property-Liability and Allstate Financial, respectively.

(3) We have commitments to invest in additional limited partnership interests totaling $1.20 billion and $723 million for Property-Liability and Allstate Financial, respectively.

(4) Short-term investments are carried at fair value.  Amortized cost basis for these investments was $608 million, $681 million and $597 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(5)  Balances reflect the elimination of related party investments between segments.

Total investments increased to $97.01 billion as of March 31, 2012, from $95.62 billion as of December 31, 2011, primarily due to higher valuations of fixed income and equity securities and an increase of $213 million in collateral from securities lending activities, partially offset by net reductions in contractholder funds.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically referenced as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation of fixed income securities for the three months ended March 31, 2012 was due to tightening credit spreads, partially offset by increasing risk-free interest rates.

The Property-Liability investment portfolio increased to $36.73 billion as of March 31, 2012, from $36.00 billion as of December 31, 2011, primarily due to the higher valuations of equity and fixed income securities, positive operating cash flows and increased collateral from securities lending activities, partially offset by dividends paid by Allstate Insurance Company (“AIC”) to its parent, The Allstate Corporation (the “Corporation”).

The Allstate Financial investment portfolio increased to $57.62 billion as of March 31, 2012, from $57.37 billion as of December 31, 2011, primarily due to higher valuations of fixed income securities, partially offset by net reductions in contractholder funds of $729 million.

The Corporate and Other investment portfolio increased to $2.66 billion as of March 31, 2012, from $2.25 billion as of December 31, 2011, primarily due to dividends of $450 million paid by AIC to the Corporation and the proceeds of $500 million of senior notes issued in January 2012, partially offset by repayment of $350 million of debt, share repurchases, dividends paid to shareholders and interest paid on debt.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of March 31, 2012	Percent to total investments	Fair value as of December 31, 2011	Percent to total investments
U.S. government and agencies	$5,541	5.7%	$6,315	6.6%
Municipal	13,614	14.0	14,241	14.9
Corporate	46,331	47.8	43,581	45.6
Foreign government	1,989	2.1	2,081	2.2
Residential mortgage-backed securities (“RMBS”)	3,728	3.8	4,121	4.3
Commercial mortgage-backed securities (“CMBS”)	1,753	1.8	1,784	1.9
Asset-backed securities (“ABS”)	4,242	4.4	3,966	4.1
Redeemable preferred stock	25	--	24	--
Total fixed income securities	$77,223	79.6%	$76,113	79.6%

As of March 31, 2012, 90.6% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of March 31, 2012.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$5,541	$282	$--	$--	$--	$--

Municipal
Tax exempt	1,035	50	4,103	195	2,046	108
Taxable	209	24	2,676	320	1,105	102
Auction rate securities (“ARS”)	384	(27)	208	(30)	64	(10)

Corporate
Public	959	55	2,610	156	11,920	802
Privately placed	1,271	52	1,501	93	4,204	290

Foreign government	767	106	457	29	432	30

RMBS
U.S. government sponsored entities (“U.S. Agency”)	1,624	79	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	162	3	51	1	156	4
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	19	--	54	1
Subprime residential mortgage-backed securities (“Subprime”)	--	--	28	(5)	38	(8)

CMBS	899	46	184	5	187	(13)

ABS
Collateralized debt obligations (“CDO”)	152	(3)	752	(24)	320	(56)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,375	41	426	4	471	5

Redeemable preferred stock	--	--	1	--	--	--

Total fixed income securities	$14,378	$708	$13,016	$744	$20,997	$1,255

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$5,541	$282

Municipal
Tax exempt	844	18	391	(52)	8,419	319
Taxable	375	(17)	113	(21)	4,478	408
ARS	--	--	61	(16)	717	(83)

Corporate
Public	12,448	729	3,098	69	31,035	1,811
Privately placed	6,701	276	1,619	(10)	15,296	701

Foreign government	333	30	--	--	1,989	195

RMBS
U.S. Agency	--	--	--	--	1,624	79
Prime	35	--	484	(3)	888	5
Alt-A	56	--	387	(57)	516	(56)
Subprime	38	(12)	596	(234)	700	(259)

CMBS	284	(50)	199	(99)	1,753	(111)

ABS
CDO	171	(46)	273	(52)	1,668	(181)
Consumer and other ABS	286	4	16	(3)	2,574	51

Redeemable preferred stock	24	2	--	--	25	2

Total fixed income securities	$21,595	$934	$7,237	$(478)	$77,223	$3,163

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $13.61 billion as of March 31, 2012 with an unrealized net capital gain of $644 million.  The municipal bond portfolio includes general obligations of state and local issuers, revenue bonds and pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

Corporate bonds, including publicly traded and privately placed, totaled $46.33 billion as of March 31, 2012 with an unrealized net capital gain of $2.51 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $3.73 billion, with 60.6% rated investment grade, as of March 31, 2012.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with the U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $231 million as of March 31, 2012 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to higher risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of lower residential real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  The following table shows our RMBS portfolio as of March 31, 2012 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2011	$21	$--	$--	$--	$--	$--	$--	$--	$21	$--
2010	35	--	160	3	49	2	--	--	244	5
2009	235	8	53	1	7	--	--	--	295	9
2008	332	15	--	--	--	--	--	--	332	15
2007	97	4	197	7	64	(17)	199	(74)	557	(80)
2006	83	5	164	4	140	(20)	152	(46)	539	(57)
2005	254	12	145	(9)	121	(13)	186	(76)	706	(86)
Pre-2005	567	35	169	(1)	135	(8)	163	(63)	1,034	(37)
Total	$1,624	$79	$888	$5	$516	$(56)	$700	$(259)	$3,728	$(231)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $528 million and $172 million of first lien and second lien securities, respectively.

CMBS totaled $1.75 billion, with 88.6% rated investment grade, as of March 31, 2012.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 93.0% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area. The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio as of March 31, 2012 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2011	$5	$--
2010	25	2
2007	282	(8)
2006	544	(90)
2005	248	(29)
Pre-2005	649	14
Total CMBS	$1,753	$(111)

The unrealized net capital loss of $111 million as of March 31, 2012 on our CMBS portfolio was the result of wider credit spreads than at initial purchase in our 2005-2007 vintage year CMBS.  This is largely due to the macroeconomic conditions and credit market deterioration, including the impact of lower commercial real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.

ABS, including CDO and Consumer and other ABS, totaled $4.24 billion, with 93.2% rated investment grade, as of March 31, 2012.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $130 million as of March 31, 2012 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.67 billion, with 83.6% rated investment grade, as of March 31, 2012.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.37 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $78 million.  Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans.  The underlying collateral is actively managed by external managers that monitor the collateral’s performance and is well diversified across industries and among issuers.  The remaining $303 million of securities consisted of synthetic CDO, trust preferred CDO, project finance CDO, market value CDO, collateralized bond obligations and other CLO with unrealized losses of $103 million.

Consumer and other ABS totaled $2.57 billion, with 99.4% rated investment grade, as of March 31, 2012.  Consumer and other ABS consists of $680 million of consumer auto and $1.89 billion of other ABS with unrealized gains of $5 million and $46 million, respectively.

Mortgage loans  Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $7.17 billion as of March 31, 2012, compared to $7.14 billion as of December 31, 2011, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.

For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of March 31, 2012.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$862	$385	$24	$7	$1,278
Equity method of accounting (“EMA”)	1,133	845	767	614	3,359
Total	$1,995	$1,230	$791	$621	$4,637

Number of managers	93	45	13	10
Number of individual funds	154	92	63	19
Largest exposure to single fund	$49	$184	$80	$58

The following table shows the results from our limited partnership interests by fund type and accounting classification for the three months ended March 31.

($ in millions)	2012				2011
	Cost	EMA (2)	Total income	Impairment write-downs (1)	Cost	EMA (2)	Total income	Impairment write-downs (1)
Private equity/debt funds	$12	$60	$72	$(1)	$9	$19	$28	$(1)
Real estate funds	1	30	31	(1)	1	8	9	--
Hedge funds	--	10	10	--	--	36	36	--
Tax credit funds	--	(4)	(4)	--	--	--	--	--
Total	$13	$96	$109	$(2)	$10	$63	$73	$(1)

(1) Impairment write-downs related to cost method limited partnerships were $2 million and $1 million in the three months ended March 31, 2012 and 2011, respectively.  There were no impairment write-downs related to EMA limited partnerships in the three months ended March 31, 2012 and 2011.

(2) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Limited partnership interests, excluding impairment write-downs, produced income of $109 million in the three months ended March 31, 2012 compared to $73 million in the three months ended March 31, 2011.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $3.56 billion as of March 31, 2012 compared to $2.88 billion as of December 31, 2011.  The increase from December 31, 2011 for fixed income securities was due to tightening credit spreads, partially offset by increasing risk-free interest rates.  The improvement since December 31, 2011 for equity securities was primarily due to higher equity valuations. The following table presents unrealized net capital gains and losses.

($ in millions)	March 31, 2012	December 31, 2011
U.S. government and agencies	$282	$349
Municipal	644	607
Corporate	2,512	2,364
Foreign government	195	215
RMBS	(231)	(411)
CMBS	(111)	(178)
ABS	(130)	(214)
Redeemable preferred stock	2	2
Fixed income securities (1)	3,163	2,734
Equity securities	417	160
EMA limited partnerships	1	2
Derivatives	(21)	(17)
Unrealized net capital gains and losses, pre-tax	$3,560	$2,879

(1) Unrealized net capital gains and losses for fixed income securities as of March 31, 2012 and December 31, 2011 comprise $(154) million and $(267) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $3.32 billion and $3.00 billion, respectively, related to other unrealized net capital gains and losses.

The unrealized net capital gains for the fixed income portfolio totaled $3.16 billion and comprised $4.40 billion of gross unrealized gains and $1.24 billion of gross unrealized losses as of March 31, 2012.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $2.73 billion, comprised $4.40 billion of gross unrealized gains and $1.67 billion of gross unrealized losses as of December 31, 2011.

Gross unrealized gains and losses as of March 31, 2012 on fixed income securities by type and sector are provided in the table below.

($ in millions)			Gross unrealized			Amortized cost as a	Fair value as a
	Par value (1)	Amortized cost	Gains	Losses	Fair value	percent of par value (2)	percent of par value (2)
Corporate:
Banking	$4,134	$4,114	$133	$(104)	$4,143	99.5%	100.2%
Utilities	7,588	7,589	650	(36)	8,203	100.0	108.1
Financial services	3,589	3,538	188	(24)	3,702	98.6	103.1
Capital goods	4,964	5,004	370	(20)	5,354	100.8	107.9
Consumer goods (cyclical and non-cyclical)	8,720	8,844	529	(16)	9,357	101.4	107.3
Basic industry	2,890	2,912	140	(15)	3,037	100.8	105.1
Transportation	1,857	1,863	155	(11)	2,007	100.3	108.1
Energy	3,820	3,871	244	(7)	4,108	101.3	107.5
Communications	2,865	2,872	175	(6)	3,041	100.2	106.1
Technology	1,930	1,966	110	(3)	2,073	101.9	107.4
Other	1,354	1,246	66	(6)	1,306	92.0	96.5
Total corporate fixed income portfolio	43,711	43,819	2,760	(248)	46,331	100.2	106.0

U.S. government and agencies	5,612	5,259	287	(5)	5,541	93.7	98.7
Municipal	14,665	12,970	864	(220)	13,614	88.4	92.8
Foreign government	1,869	1,794	196	(1)	1,989	96.0	106.4
RMBS	4,647	3,959	126	(357)	3,728	85.2	80.2
CMBS	1,932	1,864	63	(174)	1,753	96.5	90.7
ABS	4,593	4,372	108	(238)	4,242	95.2	92.4
Redeemable preferred stock	21	23	2	--	25	109.5	119.0
Total fixed income securities	$77,050	$74,060	$4,406	$(1,243)	$77,223	96.1	100.2

_______________

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $488 million, $948 million, $3.13 billion and $382 million, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.5% for corporates, 101.3% for U.S. government and agencies, 101.5% for municipals and 103.8% for foreign governments.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 106.2% for corporates, 104.2% for U.S. government and agencies, 106.7% for municipals and 111.6% for foreign governments.

The banking, utilities, financial services and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2012.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $417 million and comprised $464 million of gross unrealized gains and $47 million of gross unrealized losses as of March 31, 2012.  This is compared to an unrealized net capital gain for the equity portfolio totaling $160 million, comprised of $369 million of gross unrealized gains and $209 million of gross unrealized losses as of December 31, 2011.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position as of March 31, 2012 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of March 31, 2012.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$996	$(5)	$--	$--	$996	$(5)
Municipal	1,595	(128)	442	(92)	2,037	(220)
Corporate	3,407	(182)	1,322	(66)	4,729	(248)
Foreign government	79	(1)	--	--	79	(1)
RMBS	238	(28)	997	(329)	1,235	(357)
CMBS	507	(69)	182	(105)	689	(174)
ABS	1,512	(153)	214	(85)	1,726	(238)
Total	$8,334	$(566)	$3,157	$(677)	$11,491	$(1,243)

We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a low risk of default.  Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher risk of default.  As of March 31, 2012, 35% of our below investment grade gross unrealized losses related to Subprime RMBS.

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

Other-than-temporary impairment assessment for below investment grade Subprime RMBS

As of March 31, 2012, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $512 million, a decrease of 12.6% compared to $586 million as of December 31, 2011, primarily due to sales.  As of March 31, 2012, gross unrealized losses for our below investment grade Subprime portfolio totaled $240 million, an improvement of 28.1% compared to $334 million as of December 31, 2011, due to sales, impairment write-downs, increased valuations and principal collections, partially offset by the downgrade of certain securities to below investment grade.  For our below investment grade Subprime with gross unrealized gains totaling $6 million, we have recognized cumulative write-downs in earnings totaling $84 million as of March 31, 2012.

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

72.8%, 23.1% and 4.1% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  While the projected cash flow assumptions for our below investment grade Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

($ in millions)	March 31, 2012
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	13.1%	17.3%	17.1%	4.0%	6.4%	8.6%	6.4%	n/a
Projected additional collateral losses to be incurred (2)	38.5%	40.0%	39.9%	33.4%	32.6%	35.5%	33.9%	n/a
Class-level
Average remaining credit enhancement (3)	29.6%	17.4%	18.0%	47.6%	42.0%	43.3%	44.3%	n/a
Security-specific
Number of positions	3	53	56	8	12	19	39	95
Par value	$28	$579	$607	$77	$73	$81	$231	$838
Amortized cost	$23	$378	$401	$77	$73	$81	$231	$632
Fair value	$18	$263	$281	$55	$41	$49	$145	$426
Gross unrealized losses
Total	$(5)	$(115)	$(120)	$(22)	$(32)	$(32)	$(86)	$(206)
Over 24 months (4)	$(5)	$(115)	$(120)	$(22)	$(32)	$(32)	$(86)	$(206)
Cumulative write-downs recognized	$(5)	$(186)	$(191)	$--	$--	$--	$--	$(191)
Principal payments received during the period								$10

	December 31, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	14.6%	19.1%	18.8%	3.8%	6.6%	13.2%	8.8%	n/a
Projected additional collateral losses to be incurred	40.0%	42.9%	42.8%	32.6%	31.6%	40.2%	35.7%	n/a
Class-level
Average remaining credit enhancement	28.7%	19.7%	20.2%	46.8%	43.9%	46.9%	46.0%	n/a
Security-specific
Number of positions	5	66	71	9	15	24	48	119
Par value	$41	$728	$769	$84	$78	$132	$294	$1,063
Amortized cost	$34	$469	$503	$84	$78	$132	$294	$797
Fair value	$26	$301	$327	$60	$45	$67	$172	$499
Gross unrealized losses
Total	$(8)	$(168)	$(176)	$(24)	$(33)	$(65)	$(122)	$(298)
Over 24 months (4)	$(8)	$(167)	$(175)	$(24)	$(33)	$(65)	$(122)	$(297)
Cumulative write-downs recognized	$(7)	$(249)	$(256)	$--	$--	$--	$--	$(256)
Principal payments received during the period								$67

_______________

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $22 million as of March 31, 2012.

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

(4) As of March 31, 2012, $80 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $73 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2011, $122 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $104 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

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

As of March 31, 2012, our Subprime securities that are reliably insured include nine below investment grade Subprime securities with a total fair value of $86 million and aggregate gross unrealized losses of $34 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.  As of December 31, 2011, our Subprime securities that are reliably insured included nine below investment grade Subprime securities with a total fair value of $87 million and aggregate gross unrealized losses of $36 million.

As of March 31, 2012, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 6.4%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 49.7% and a projected weighted average loss severity of 68.6%, which resulted in projected additional collateral losses of 33.9%.  As the average remaining credit enhancement for these securities of 44.3% exceeds the projected additional collateral losses of 33.9%, these securities have not been impaired.

As of March 31, 2012, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 17.1%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 55.5% and a projected weighted average loss severity of 73.2%, which resulted in projected additional collateral losses of 39.9%.  As the average remaining credit enhancement for these securities of 18.0% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 68.6% and exceeded these securities’ current average amortized cost as a percentage of par of 66.1%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of March 31, 2012, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Net investment income   The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2012	2011
Fixed income securities	$806	$900
Equity securities	21	19
Mortgage loans	93	89
Limited partnership interests (1)	109	10
Short-term investments	1	2
Other	30	11
Investment income, before expense	1,060	1,031
Investment expense	(49)	(49)
Net investment income	$1,011	$982

__________________

(1) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Net investment income increased 3.0% or $29 million in the first quarter of 2012 compared to the first quarter of 2011 primarily due to income from limited partnerships and the termination of interest rate swaps in the first quarter of 2011, partially offset by lower average investment balances and lower fixed income yields.

Realized capital gains and losses   The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2012	2011
Impairment write-downs	$(39)	$(114)
Change in intent write-downs	(44)	(69)
Net other-than-temporary impairment losses recognized in earnings	(83)	(183)
Sales	229	283
Valuation of derivative instruments	11	22
Settlements of derivative instruments	11	(89)
EMA limited partnership income (1)	--	63
Realized capital gains and losses, pre-tax	168	96
Income tax expense	(58)	(33)
Realized capital gains and losses, after-tax	$110	$63

__________________

(1) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended March 31,
	2012	2011
Fixed income securities	$(29)	$(86)
Equity securities	(7)	(20)
Mortgage loans	(3)	(6)
Limited partnership interests	(2)	(1)
Other investments	2	(1)
Impairment write-downs	$(39)	$(114)

Impairment write-downs for the three months ended March 31, 2012 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances and RMBS, which experienced deterioration in expected cash flows.  Impairment write-downs on below investment grade RMBS and CMBS for the three months ended March 31, 2012 were $10 million and $3 million, respectively.  Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assesment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends.

Change in intent write-downs are presented in the following table.

($ in millions)	Three months ended March 31,
	2012	2011
Fixed income securities	$(35)	$(69)
Equity securities	(9)	--
Change in intent write-downs	$(44)	$(69)

The change in intent write-downs in the three months ended March 31, 2012 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily RMBS, equity securities and corporate fixed income securities.

Sales generated $229 million of net realized gains for the three months ended March 31, 2012 primarily due to $175 million of net gains on sales of equity securities and $35 million of net gains on sales of fixed income securities.

Valuation and settlements of derivative instruments net realized capital gains totaling $22 million for the three months ended March 31, 2012 included $11 million of gains on the valuation of derivative instruments and $11 million of gains on the settlement of derivative instruments.  The net realized capital gains on derivative instruments for the three months ended March 31, 2012 primarily included gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.  As a component of our approach to managing interest rate risk, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholders’ equity as of March 31, 2012 was $19.18 billion, an increase of 4.8% from $18.30 billion as of December 31, 2011.

•                  On January 3, 2012 and April 2, 2012, we paid a quarterly shareholder dividend of $0.21 and $0.22, respectively.

•                  During the first quarter of 2012, we repurchased 9.8 million common shares for $300 million.  As of March 31, 2012, our current $1.00 billion share repurchase program had $594 million remaining and is expected to be completed by March 31, 2013.

•                 On January 11, 2012, we issued $500 million of 5.20% Senior Notes due 2042.

•                  On April 27, 2012, we entered into a new $1 billion, 5-year primary credit facility replacing the $1 billion facility expiring on May 8, 2012.

•                  On April 30, 2012, we filed a universal shelf registration statement with the Securities and Exchange Commission that can be utilized to issue an unspecified amount of various types of securities.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	March 31, 2012	December 31, 2011
Common stock, retained income and other shareholders’ equity items	$18,650	$18,269
Accumulated other comprehensive income	532	29
Total shareholders’ equity	19,182	18,298
Debt	6,058	5,908
Total capital resources	$25,240	$24,206

Ratio of debt to shareholders’ equity	31.6%	32.3%
Ratio of debt to capital resources	24.0%	24.4%

Shareholders’ equity increased in the first quarter of 2012, primarily due to net income and increased unrealized net capital gains on investments, partially offset by share repurchases and dividends paid to shareholders.

Debt  On January 11, 2012, we issued $500 million of 5.20% Senior Notes due 2042, utilizing the registration statement filed with the Securities and Exchange Commission on May 8, 2009.  The proceeds of this issuance were used for general corporate purposes, including the repayment of $350 million of 6.125% Senior Notes on February 15, 2012.  The next debt maturity is on June 15, 2013 when $250 million of 7.50% Debentures are due.

Share repurchases During the first quarter of 2012, we repurchased 9.8 million common shares for $300 million.  As of March 31, 2012, $594 million remained on our $1.00 billion share repurchase program that we commenced in November 2011, and is expected to be completed by March 31, 2013.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.  On January 26, 2012, A.M. Best affirmed The Allstate Corporation’s debt and commercial paper ratings of a- and AMB-1, respectively, and our insurance entities financial strength ratings of A+ for AIC and Allstate Life Insurance Company (“ALIC”).  The outlook for AIC is stable and ALIC was revised to stable from negative.  In April 2012, S&P affirmed The Allstate Corporation’s debt and commercial paper ratings of A- and A-2, respectively, AIC’s financial strength ratings of AA- and ALIC’s financial strength rating of A+.  The outlook for all S&P ratings remained negative.  There have been no changes to our debt, commercial paper and insurance financial strength ratings from Moody’s since December 31, 2011.  In the future, if our financial position is less than rating agency expectations including those related to capitalization at the parent company, AIC or ALIC, we could be exposed to a downgrade in our ratings of one notch or more which we do not view as being material to our business model or strategies.

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

Parent company capital capacity  At the parent holding company level, we have deployable invested assets totaling $2.65 billion as of March 31, 2012.  These assets include investments that are generally saleable within one quarter totaling $2.30 billion.  This provides funds for the parent company’s relatively low fixed charges and other corporate purposes.

In the first quarter of 2012, dividends totaling $900 million were paid by AIC.  These dividends comprised $450 million in cash paid to its ultimate parent, the Corporation, and the transfer of ownership (valued at $450 million) to Allstate Insurance Holdings, LLC of three insurance companies that were formerly subsidiaries of AIC (Allstate Indemnity Company, Allstate Fire and Casualty Insurance Company and Allstate Property and Casualty Insurance Company).

The Corporation has access to additional borrowing to support liquidity as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2012, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our new primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in April 2017.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  We have the option to extend the expiration by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio as defined in the prior credit facility as of March 31, 2012 was 20.3%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt.  There were no short-term borrowings under our prior credit facility during the first three months of 2012.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on April 30, 2012.  We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 407 million shares of treasury stock as of March 31, 2012), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds as of March 31, 2012 were $41.60 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2012.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,122	14.7%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	15,613	37.5
Market value adjustments (2)	6,142	14.8
Subject to discretionary withdrawal without adjustments (3)	13,726	33.0
Total contractholder funds (4)	$41,603	100.0%

_______________

(1) Includes $8.48 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2) $5.05 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3) 72% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4) Includes $1.09 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of
America, a subsidiary of Prudential Financial Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 7.6% in the first three months of 2012 compared to 2011.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.7% and 10.4% for the first three months of 2012 and 2011, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of March 31, 2012, total institutional products outstanding were $1.88 billion, with scheduled maturities of $40 million in June of 2012 and $1.75 billion and $85 million in 2013 and 2016, respectively.

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

The following table summarizes consolidated cash flow activities by segment for the first three months ended March 31.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2012	2011	2012	2011	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$386	$315	$287	$385	$134	$26	$807	$726
Investing activities	75	(211)	413	1,318	(409)	178	79	1,285
Financing activities	(1)	(3)	(827)	(1,526)	(257)	(403)	(1,085)	(1,932)
Net (decrease) increase in consolidated cash							$(199)	$79

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Higher cash provided by operating activities in the first three months of 2012 compared to the first three months of 2011 was primarily due to lower claim payments.

Cash provided by investing activities in the first three months of 2012 compared to cash used in investing activities in the first three months of 2011 was primarily due to decreased purchases of fixed income securities, partially offset by decreased sales of fixed income securities.

Allstate Financial  Lower cash provided by operating cash flows in the first three months of 2012 compared to the first three months of 2011 was primarily due to higher contract benefits paid.

Lower cash provided by investing activities in the first three months of 2012 compared to the first three months of 2011 was impacted by lower sales of fixed income securities.

Lower cash used in financing activities in the first three months of 2012 compared to the first three months of 2011 was primarily due to decreased maturities of institutional products, the absence of Allstate Bank activity in the current year and lower surrenders and partial withdrawals on fixed annuities.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of The Allstate Corporation Annual Report on Form 10-K for 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
January 1, 2012 - January 31, 2012	2,967,700	$28.8557	2,967,700	$808 million
February 1, 2012 - February 29, 2012	3,549,073	$31.0632	3,241,100	$708 million
March 1, 2012 - March 31, 2012	3,551,575	$32.0869	3,546,932	$594 million
Total	10,068,348	$30.7737	9,755,732

(1) In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

January:	none

February:	307,973

March:	4,643

(2) Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3) On November 8, 2011, we announced the approval of a new share repurchase program for $1.00 billion.  This program is expected to be completed by March 31, 2013.

Item 5.  Other Information

On April 27, 2012, the Registrant, Allstate Insurance Company, and Allstate Life Insurance Company (the “Borrowers”) entered into a credit agreement with the lenders party thereto; Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Bank of America, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Credit Agreement”).  The Credit Agreement is a new $1.00 billion unsecured revolving credit facility with an initial term of five years expiring in April 2017 with two one year extensions that can be exercised in the first and second year of the facility upon approval of existing or replacement lenders.  The term extensions only bind the lenders who vote to approve the extensions, but the Borrowers have the option to add additional lenders if the facility is not fully subscribed for the additional terms.  The Credit Agreement also contains an increase provision that would make up to an additional $500 million available for borrowing.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  The Credit Agreement includes a financial covenant requiring that the Registrant’s debt to capitalization ratio as defined in the Credit Agreement not to exceed 37.5%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Registrant’s senior unsecured, unguaranteed long-term debt.  The Credit Agreement has been filed herewith as Exhibit 10.6, and the description set forth above is qualified in its entirety by the full terms and conditions of the Credit Agreement.

The Credit Agreement replaced a $1.00 billion unsecured five-year revolving credit facility dated May 8, 2007 among the Borrowers; the agents and lenders party thereto; and JPMorgan Chase Bank, N.A., as Administrative Agent (the “2007 Credit Agreement”).  The 2007 Credit Agreement was terminated on April 27, 2012.  The Registrant had the option to terminate the 2007 Credit Agreement early, and no material termination penalties were incurred.

Allstate Insurance Company is a wholly owned subsidiary of the Registrant, and Allstate Life Insurance Company is a wholly owned subsidiary of Allstate Insurance Company.

This information would otherwise have been reported during the second fiscal quarter of 2012 on a current report on Form 8-K under the headings “Item 1.01 Entry into a Material Definitive Agreement” and “Item 1.02 Termination of a Material Definitive Agreement.”

Item 6.  Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 2, 2012	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.1

The Allstate Corporation 2009 Equity Incentive Plan, as amended and restated effective February 21, 2012, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K/A filed on March 7 , 2012.

10.2	Form of Restricted Stock Unit Award Agreements for awards granted on or after February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan.

10.3	Form of Option Award Agreement for awards granted on or after February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan.

10.4	Form of Performance Stock Award Agreement for awards granted on or after March 6, 2012 under The Allstate Corporation 2009 Equity Incentive Plan.

10.5	Offer letter dated March 4, 2011 to Suren Gupta.

10.6	Credit Agreement dated as of April 27, 2012.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 2, 2012, concerning unaudited interim financial information.

31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-1