Form 10-Q
period 2012-06-30
ALLSTATE CORP
filed 2012-07-31
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 18, 2012, the registrant had 484,926,549 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$6,666	$6,457	$13,296	$12,905
Life and annuity premiums and contract charges	559	547	1,112	1,116
Net investment income	1,026	1,020	2,037	2,002
Realized capital gains and losses:
Total other-than-temporary impairment losses	(69)	(82)	(156)	(238)
Portion of loss recognized in other comprehensive income	19	(4)	23	(31)
Net other-than-temporary impairment losses recognized in earnings	(50)	(86)	(133)	(269)
Sales and other realized capital gains and losses	77	143	328	422
Total realized capital gains and losses	27	57	195	153
	8,278	8,081	16,640	16,176

Costs and expenses
Property-liability insurance claims and claims expense	4,810	6,355	9,149	10,831
Life and annuity contract benefits	462	422	901	876
Interest credited to contractholder funds	366	417	744	835
Amortization of deferred policy acquisition costs	942	960	1,921	1,944
Operating costs and expenses	996	868	2,013	1,768
Restructuring and related charges	10	11	16	20
Interest expense	93	91	188	183
	7,679	9,124	14,932	16,457
Gain (loss) on disposition of operations	3	7	6	(13)

Income (loss) from operations before income tax expense (benefit)	602	(1,036)	1,714	(294)

Income tax expense (benefit)	179	(412)	525	(194)

Net income (loss)	$423	$(624)	$1,189	$(100)

Earnings per share:

Net income (loss) per share - Basic	$0.86	$(1.19)	$2.40	$(0.19)

Weighted average shares - Basic	490.6	523.1	494.9	528.2

Net income (loss) per share - Diluted	$0.86	$(1.19)	$2.39	$(0.19)

Weighted average shares - Diluted	493.8	523.1	497.9	528.2

Cash dividends declared per share	$0.22	$0.21	$0.44	$0.42

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net income (loss)	$423	$(624)	$1,189	$(100)

Other comprehensive income, after-tax

Changes in:

Unrealized net capital gains and losses	196	403	670	527

Unrealized foreign currency translation adjustments	(7)	4	2	14

Unrecognized pension and other postretirement benefit cost	24	17	44	32

Other comprehensive income, after-tax	213	424	716	573

Comprehensive income (loss)	$636	$(200)	$1,905	$473

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30,	December 31,
	2012	2011
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $73,925 and $73,379)	$77,926	$76,113
Equity securities, at fair value (cost $3,430 and $4,203)	3,681	4,363
Mortgage loans	6,928	7,139
Limited partnership interests	4,694	4,697
Short-term, at fair value (amortized cost $1,867 and $1,291)	1,867	1,291
Other	2,224	2,015
Total investments	97,320	95,618
Cash	571	776
Premium installment receivables, net	4,929	4,920
Deferred policy acquisition costs	3,644	3,871
Reinsurance recoverables, net	7,120	7,251
Accrued investment income	846	826
Deferred income taxes	--	722
Property and equipment, net	909	914
Goodwill	1,242	1,242
Other assets	2,164	2,069
Separate Accounts	6,790	6,984
Total assets	$125,535	$125,193
Liabilities
Reserve for property-liability insurance claims and claims expense	$20,395	$20,375
Reserve for life-contingent contract benefits	14,640	14,406
Contractholder funds	40,832	42,332
Unearned premiums	10,085	10,057
Claim payments outstanding	813	827
Deferred income taxes	53	--
Other liabilities and accrued expenses	6,394	5,978
Long-term debt	6,058	5,908
Separate Accounts	6,790	6,984
Total liabilities	106,060	106,867

Commitments and Contingent Liabilities (Note 10)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	--	--
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 486 million and 501 million shares outstanding	9	9
Additional capital paid-in	3,154	3,189
Retained income	32,880	31,909
Deferred ESOP expense	(41)	(43)
Treasury stock, at cost (414 million and 399 million shares)	(17,272)	(16,795)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(105)	(174)
Other unrealized net capital gains and losses	2,859	2,041
Unrealized adjustment to DAC, DSI and insurance reserves	(684)	(467)
Total unrealized net capital gains and losses	2,070	1,400
Unrealized foreign currency translation adjustments	58	56
Unrecognized pension and other postretirement benefit cost	(1,383)	(1,427)
Total accumulated other comprehensive income	745	29
Total shareholders’ equity	19,475	18,298
Noncontrolling interest	--	28
Total equity	19,475	18,326
Total liabilities and equity	$125,535	$125,193

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six months ended
	June 30,
	2012	2011
	(unaudited)
Cash flows from operating activities
Net income (loss)	$1,189	$(100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	201	89
Realized capital gains and losses	(195)	(153)
(Gain) loss on disposition of operations	(6)	13
Interest credited to contractholder funds	744	835
Changes in:
Policy benefits and other insurance reserves	(377)	665
Unearned premiums	27	(87)
Deferred policy acquisition costs	6	60
Premium installment receivables, net	(9)	(22)
Reinsurance recoverables, net	27	(40)
Income taxes	341	(226)
Other operating assets and liabilities	(174)	226
Net cash provided by operating activities	1,774	1,260
Cash flows from investing activities
Proceeds from sales
Fixed income securities	9,918	14,140
Equity securities	1,275	854
Limited partnership interests	796	335
Mortgage loans	11	65
Other investments	88	109
Investment collections
Fixed income securities	2,141	2,385
Mortgage loans	458	308
Other investments	39	92
Investment purchases
Fixed income securities	(12,345)	(13,934)
Equity securities	(290)	(781)
Limited partnership interests	(664)	(765)
Mortgage loans	(267)	(536)
Other investments	(243)	(146)
Change in short-term investments, net	(392)	1,166
Change in other investments, net	(57)	(170)
Purchases of property and equipment, net	(116)	(106)
Disposition of operations	--	(1)
Net cash provided by investing activities	352	3,015
Cash flows from financing activities
Proceeds from issuance of long-term debt	493	--
Repayment of long-term debt	(351)	(1)
Contractholder fund deposits	1,005	1,120
Contractholder fund withdrawals	(2,665)	(4,508)
Dividends paid	(215)	(218)
Treasury stock purchases	(583)	(544)
Shares reissued under equity incentive plans, net	26	17
Excess tax benefits on share-based payment arrangements	4	(3)
Other	(45)	(7)
Net cash used in financing activities	(2,331)	(4,144)
Net (decrease) increase in cash	(205)	131
Cash at beginning of period	776	562
Cash at end of period	$571	$693

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

The condensed consolidated financial statements and notes as of June 30, 2012 and for the three-month and six-month periods ended June 30, 2012 and 2011 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Current Report on Form 8-K filed May 2, 2012.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

($ in millions, except per share data)	Three months ended		Six months ended
	June 30, 2011		June 30, 2011
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Amortization of DAC	$1,018	$960	$2,069	$1,944
Operating costs and expenses	802	868	1,640	1,768
Gain (loss) on disposition of operations	6	7	(17)	(13)
Income tax benefit	(409)	(412)	(194)	(194)
Net loss	(620)	(624)	(101)	(100)
Net loss per share - Basic	(1.19)	(1.19)	(0.19)	(0.19)
Net loss per share - Diluted	(1.19)	(1.19)	(0.19)	(0.19)

	As of December 31, 2011
	Previously Reported	As Adjusted
DAC	4,443	3,871
Deferred income taxes	520	722
Reserve for life-contingent contract benefits	14,449	14,406
Other liabilities and accrued expenses	5,929	5,978
Retained income	32,321	31,909
Unrealized adjustment to DAC, DSI and insurance reserves	(504)	(467)
Unrealized foreign currency translation adjustments	57	56

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

The computation of basic and diluted earnings per share is presented in the following table.

($ in millions, except per share data)	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$423	$(624)	$1,189	$(100)

Denominator:
Weighted average common shares outstanding	490.6	523.1	494.9	528.2
Effect of dilutive potential common shares:
Stock options	2.3	--	2.2	--
Restricted stock units and performance share awards (non-participating)	0.9	--	0.8	--
Weighted average common and dilutive potential common shares outstanding	493.8	523.1	497.9	528.2

Earnings per share - Basic	$0.86	$(1.19)	$2.40	$(0.19)
Earnings per share - Diluted	$0.86	$(1.19)	$2.39	$(0.19)

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 22.5 million and 28.3 million Allstate common shares, with exercise prices ranging from $27.75 to $62.84 and $27.36 to $62.84, were outstanding for the three-month periods ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share in those periods.  Options to purchase 25.3 million and 28.4 million Allstate common shares, with exercise prices ranging from $26.09 to $62.84 and $27.36 to $62.84, were outstanding for the six-month periods ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share in those periods.

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

3.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $109 million and $513 million for the six months ended June 30, 2012 and 2011, respectively.  Non-cash financing activities include $39 million related to the issuance of Allstate shares for vested restricted stock units for the six months ended June 30, 2012.

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

($ in millions)	Six months ended June 30,
	2012	2011
Net change in proceeds managed
Net change in short-term investments	$(202)	$(421)
Operating cash flow used	(202)	(421)
Net change in cash	(1)	(2)
Net change in proceeds managed	$(203)	$(423)

Net change in liabilities
Liabilities for collateral, beginning of year	$(462)	$(484)
Liabilities for collateral, end of period	(665)	(907)
Operating cash flow provided	$203	$423

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
June 30, 2012
U.S. government and agencies	$4,872	$374	$--	$5,246
Municipal	13,087	991	(186)	13,892
Corporate	44,229	3,251	(226)	47,254
Foreign government	1,942	227	--	2,169
Residential mortgage-backed securities (“RMBS”)	3,887	118	(330)	3,675
Commercial mortgage-backed securities (“CMBS”)	1,831	56	(171)	1,716
Asset-backed securities (“ABS”)	4,054	110	(215)	3,949
Redeemable preferred stock	23	2	--	25
Total fixed income securities	$73,925	$5,129	$(1,128)	$77,926

December 31, 2011
U.S. government and agencies	$5,966	$349	$--	$6,315
Municipal	13,634	863	(256)	14,241
Corporate	41,217	2,743	(379)	43,581
Foreign government	1,866	216	(1)	2,081
RMBS	4,532	110	(521)	4,121
CMBS	1,962	48	(226)	1,784
ABS	4,180	73	(287)	3,966
Redeemable preferred stock	22	2	--	24
Total fixed income securities	$73,379	$4,404	$(1,670)	$76,113

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of June 30, 2012:

($ in millions)	Amortized	Fair
	cost	value
Due in one year or less	$4,556	$4,610
Due after one year through five years	20,445	21,401
Due after five years through ten years	24,033	25,934
Due after ten years	16,950	18,357
	65,984	70,302
RMBS and ABS	7,941	7,624
Total	$73,925	$77,926

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fixed income securities	$818	$899	$1,624	$1,799
Equity securities	24	34	45	53
Mortgage loans	92	87	185	176
Limited partnership interests (1)	107	18	216	28
Short-term investments	1	1	2	3
Other	34	26	64	37
Investment income, before expense	1,076	1,065	2,136	2,096
Investment expense	(50)	(45)	(99)	(94)
Net investment income	$1,026	$1,020	$2,037	$2,002

(1)	Income from limited partnership interests accounted for under the equity method of accounting (“EMA”) is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fixed income securities	$6	$39	$(23)	$12
Equity securities	13	15	172	137
Mortgage loans	9	(3)	8	(9)
Limited partnership interests (1)	3	53	13	121
Derivatives	7	(53)	28	(120)
Other	(11)	6	(3)	12
Realized capital gains and losses	$27	$57	$195	$153

(1)	Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Impairment write-downs	$(49)	$(70)	$(88)	$(184)
Change in intent write-downs	(1)	(16)	(45)	(85)
Net other-than-temporary impairment losses recognized in earnings	(50)	(86)	(133)	(269)
Sales	70	141	299	424
Valuation of derivative instruments	(10)	(50)	1	(28)
Settlements of derivative instruments	17	(3)	28	(92)
EMA limited partnership income	--	55	--	118
Realized capital gains and losses	$27	$57	$195	$153

Gross gains of $72 million and $177 million and gross losses of $47 million and $98 million were realized on sales of fixed income securities during the three months ended June 30, 2012 and 2011, respectively.  Gross gains of $187 million and $388 million and gross losses of $137 million and $186 million were realized on sales of fixed income securities during the six months ended June 30, 2012 and 2011, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2012			Six months ended June 30, 2012
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(25)	$17	$(8)	$(26)	$17	$(9)
Corporate	--	(1)	(1)	(18)	(1)	(19)
RMBS	(12)	--	(12)	(55)	4	(51)
CMBS	(9)	3	(6)	(15)	3	(12)
Total fixed income securities	(46)	19	(27)	(114)	23	(91)
Equity securities	(20)	--	(20)	(36)	--	(36)
Mortgage loans	7	--	7	4	--	4
Limited partnership interests	(1)	--	(1)	(3)	--	(3)
Other	(9)	--	(9)	(7)	--	(7)
Other-than-temporary impairment losses	$(69)	$19	$(50)	$(156)	$23	$(133)

	Three months ended June 30, 2011			Six months ended June 30, 2011
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(15)	$(1)	$(16)	$(42)	$(3)	$(45)
Corporate	--	--	--	(5)	1	(4)
Foreign government	--	--	--	(1)	--	(1)
RMBS	(35)	--	(35)	(107)	(25)	(132)
CMBS	(10)	(3)	(13)	(26)	(7)	(33)
ABS	--	--	--	(7)	3	(4)
Total fixed income securities	(60)	(4)	(64)	(188)	(31)	(219)
Equity securities	(13)	--	(13)	(33)	--	(33)
Mortgage loans	(7)	--	(7)	(13)	--	(13)
Limited partnership interests	(1)	--	(1)	(2)	--	(2)
Other	(1)	--	(1)	(2)	--	(2)
Other-than-temporary impairment losses	$(82)	$(4)	$(86)	$(238)	$(31)	$(269)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $225 million and $172 million as of June 30, 2012 and December 31, 2011, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2012	December 31, 2011
Municipal	$(28)	$(11)
Corporate	(34)	(35)
RMBS	(283)	(353)
CMBS	(22)	(19)
ABS	(20)	(21)
Total	$(387)	$(439)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning balance	$(820)	$(963)	$(944)	$(1,046)
Additional credit loss for securities previously other-than-temporarily impaired	(16)	(31)	(36)	(90)
Additional credit loss for securities not previously other-than-temporarily impaired	(10)	(17)	(19)	(44)
Reduction in credit loss for securities disposed or collected	65	94	211	247
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	--	7	15
Change in credit loss due to accretion of increase in cash flows	--	5	--	6
Ending balance	$(781)	$(912)	$(781)	$(912)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
June 30, 2012	value	Gains	Losses	gains (losses)
Fixed income securities	$77,926	$5,129	$(1,128)	$4,001
Equity securities	3,681	361	(110)	251
Short-term investments	1,867	--	--	--
Derivative instruments (1)	(11)	--	(16)	(16)
EMA limited partnerships (2)				4
Unrealized net capital gains and losses, pre-tax				4,240
Amounts recognized for:
Insurance reserves (3)				(700)
DAC and DSI (4)				(352)
Amounts recognized				(1,052)
Deferred income taxes				(1,118)
Unrealized net capital gains and losses, after-tax				$2,070

(1)	Included in the fair value of derivative instruments are $(6) million classified as assets and $5 million classified as liabilities.

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

	Fair	Gross unrealized		Unrealized net
December 31, 2011	value	Gains	Losses	gains (losses)
Fixed income securities	$76,113	$4,404	$(1,670)	$2,734
Equity securities	4,363	369	(209)	160
Short-term investments	1,291	--	--	--
Derivative instruments (1)	(12)	3	(20)	(17)
EMA limited partnerships				2
Unrealized net capital gains and losses, pre-tax				2,879
Amounts recognized for:
Insurance reserves				(594)
DAC and DSI				(124)
Amounts recognized				(718)
Deferred income taxes				(761)
Unrealized net capital gains and losses, after-tax				$1,400

(1)	Included in the fair value of derivative instruments are $(5) million classified as assets and $7 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the six months ended June 30, 2012 is as follows:

($ in millions)

Fixed income securities	$1,267
Equity securities	91
Derivative instruments	1
EMA limited partnerships	2
Total	1,361
Amounts recognized for:
Insurance reserves	(106)
DAC and DSI	(228)
Amounts recognized	(334)
Deferred income taxes	(357)
Increase in unrealized net capital gains and losses	$670

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
June 30, 2012
Fixed income securities
U.S. government and agencies	5	$185	$--	--	$--	$--	$--
Municipal	98	733	(12)	146	1,189	(174)	(186)
Corporate	179	2,080	(68)	84	1,042	(158)	(226)
Foreign government	4	17	--	1	1	--	--
RMBS	298	42	(2)	284	1,045	(328)	(330)
CMBS	18	109	(4)	70	572	(167)	(171)
ABS	37	544	(20)	90	912	(195)	(215)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities	640	3,710	(106)	675	4,761	(1,022)	(1,128)
Equity securities	1,263	1,368	(93)	88	53	(17)	(110)
Total fixed income and equity securities	1,903	$5,078	$(199)	763	$4,814	$(1,039)	$(1,238)

Investment grade fixed income securities	538	$2,868	$(56)	395	$2,807	$(437)	$(493)
Below investment grade fixed income securities	102	842	(50)	280	1,954	(585)	(635)
Total fixed income securities	640	$3,710	$(106)	675	$4,761	$(1,022)	$(1,128)

December 31, 2011
Fixed income securities
U.S. government and agencies	4	$61	$--	--	$--	$--	$--
Municipal	29	135	(11)	303	1,886	(245)	(256)
Corporate	307	3,439	(113)	105	1,273	(266)	(379)
Foreign government	11	85	(1)	1	1	--	(1)
RMBS	321	373	(11)	294	1,182	(510)	(521)
CMBS	47	378	(49)	68	489	(177)	(226)
ABS	89	960	(17)	108	1,020	(270)	(287)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities	809	5,431	(202)	879	5,851	(1,468)	(1,670)
Equity securities	1,397	2,120	(203)	32	30	(6)	(209)
Total fixed income and equity securities	2,206	$7,551	$(405)	911	$5,881	$(1,474)	$(1,879)

Investment grade fixed income securities	665	$4,480	$(145)	555	$3,773	$(700)	$(845)
Below investment grade fixed income securities	144	951	(57)	324	2,078	(768)	(825)
Total fixed income securities	809	$5,431	$(202)	879	$5,851	$(1,468)	$(1,670)

As of June 30, 2012, $472 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $472 million, $262 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of June 30, 2012, the remaining $766 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $231 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $766 million, $484 million are related to below investment grade fixed income securities and $51 million are related to equity securities.  Of these amounts, $400 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2012.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase. These wider spreads are largely due to the risk associated with the underlying collateral supporting certain RMBS, CMBS, and ABS securities.

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

As of June 30, 2012, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of June 30, 2012, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of June 30, 2012 and December 31, 2011, the carrying value of equity method limited partnerships totaled $3.33 billion and $3.13 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships for the three or six months ended June 30, 2012 and 2011.

As of June 30, 2012 and December 31, 2011, the carrying value for cost method limited partnerships was $1.36 billion and $1.57 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-

than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs related to cost method limited partnerships of $1 million for both the three months ended June 30, 2012 and 2011, and $3 million and $2 million for the six months ended June 30, 2012 and 2011, respectively.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2012.

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

The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution:

($ in millions)	June 30, 2012			December 31, 2011
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$296	$--	$296	$345	$--	$345
1.0 - 1.25	1,255	44	1,299	1,527	44	1,571
1.26 - 1.50	1,737	22	1,759	1,573	24	1,597
Above 1.50	3,200	168	3,368	3,214	168	3,382
Total non-impaired mortgage loans	$6,488	$234	$6,722	$6,659	$236	$6,895

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2012	December 31, 2011
Impaired mortgage loans with a valuation allowance	$206	$244
Impaired mortgage loans without a valuation allowance	--	--
Total impaired mortgage loans	$206	$244
Valuation allowance on impaired mortgage loans	$48	$63

The average balance of impaired loans was $226 million and $178 million for the six months ended June 30, 2012 and 2011, respectively.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Beginning balance	$60	$77	$63	$84
Net (decrease) increase in valuation allowance	(7)	7	(4)	13
Charge offs	(5)	(16)	(11)	(29)
Ending balance	$48	$68	$48	$68

The carrying value of past due mortgage loans is as follows:

($ in millions)	June 30,	December 31,
	2012	2011
Less than 90 days past due	$4	$--
90 days or greater past due	4	43
Total past due	8	43
Current loans	6,920	7,096
Total mortgage loans	$6,928	$7,139

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

The Company is responsible for the determination of fair value and the supporting assumptions and methodologies.  The Company gains assurance on the overall reasonableness and consistent application of valuation methodologies and inputs and compliance with accounting standards through the execution of various processes and controls designed to provide assurance that our assets and liabilities are appropriately valued.  For fair values received from third parties or internally estimated, the Company’s processes are designed to provide assurance that the valuation methodologies and inputs are appropriate and consistently applied, the assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded.  For example, on a continuing basis, the Company assesses the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers or brokers or derived from internal models.  The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers.  In addition, the Company may validate the reasonableness of fair values by comparing information obtained from valuation service providers or brokers to other third party valuation sources for selected securities.  The Company performs ongoing price validation procedures such as back-testing of actual sales, which corroborate the various inputs used in internal models to market observable data.  When fair value determinations are expected to be more variable, the Company validates them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.

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

Summary of significant valuation techniques for assets and liabilities measured at fair value on a recurring basis

Level 1 measurements

•                  Fixed income securities:  Comprise certain U.S. Treasuries.  Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

•                  Equity securities:  Comprise actively traded, exchange-listed equity securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

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

Level 3 measurements

•                  Fixed income securities:

Municipal:  ARS primarily backed by student loans that have become illiquid due to failures in the auction market are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including the anticipated date liquidity will return to the market.  Also included are municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”).  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2012:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of June 30,
	(Level 1)	(Level 2)	(Level 3)	netting	2012
Assets
Fixed income securities:
U.S. government and agencies	$3,367	$1,871	$8		$5,246
Municipal	--	12,748	1,144		13,892
Corporate	--	45,730	1,524		47,254
Foreign government	--	2,169	--		2,169
RMBS	--	3,671	4		3,675
CMBS	--	1,669	47		1,716
ABS	--	3,615	334		3,949
Redeemable preferred stock	--	24	1		25
Total fixed income securities	3,367	71,497	3,062		77,926
Equity securities	2,650	839	192		3,681
Short-term investments	569	1,298	--		1,867
Other investments:
Free-standing derivatives	--	271	1	$(85)	187
Separate account assets	6,790	--	--		6,790
Other assets	6	--	1		7
Total recurring basis assets	13,382	73,905	3,256	(85)	90,458
Non-recurring basis (1)	--	--	41		41
Total assets at fair value	$13,382	$73,905	$3,297	$(85)	$90,499
% of total assets at fair value	14.8%	81.7%	3.6%	(0.1) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(707)		$(707)
Other liabilities:
Free-standing derivatives	(4)	(125)	(72)	$49	(152)
Total liabilities at fair value	$(4)	$(125)	$(779)	$49	$(859)
% of total liabilities at fair value	0.5%	14.5%	90.7%	(5.7) %	100.0%

(1)  Includes $28 million of mortgage loans, $6 million of limited partnership interests and $7 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements as of June 30, 2012.

($ in millions)		Valuation	Unobservable		Weighted
	Fair value	technique	input	Range	average
ARS backed by student loans	$604	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	33 - 45 months
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(551)	Stochastic cash flow model	Projected option cost	1.5 - 3.5%	3.35%

If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value.  If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of June 30, 2012, Level 3 fair value measurements include $1.78 billion of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $414 million of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

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

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$8	$--
Municipal	1,267	(4)	10	--	(20)
Corporate	1,461	1	(5)	80	(20)
RMBS	4	--	--	--	--
CMBS	50	(1)	2	--	(5)
ABS	299	16	(1)	--	(16)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	3,082	12	6	88	(61)
Equity securities	113	(4)	6	--	--
Other investments:
Free-standing derivatives, net	(70)	(3)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$3,126	$5	$12	$88	$(61)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(730)	$16	$--	$--	$--
Total recurring Level 3 liabilities	$(730)	$16	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2012
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$--	$8
Municipal	--	(100)	--	(9)	1,144
Corporate	55	(41)	--	(7)	1,524
RMBS	--	--	--	--	4
CMBS	2	(1)	--	--	47
ABS	58	(11)	--	(11)	334
Redeemable preferred stock	1	(1)	--	--	1
Total fixed income securities	116	(154)	--	(27)	3,062
Equity securities	92	(15)	--	--	192
Other investments:
Free-standing derivatives, net	3	--	--	(1)	(71)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$211	$(169)	$--	$(28)	$3,184

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(17)	$24	$(707)
Total recurring Level 3 liabilities	$--	$--	$(17)	$24	$(707)

_______________

(1) The effect to net income totals $21 million and is reported in the Condensed Consolidated Statements of Operations as follows: $(3) million in realized capital gains and losses, $9 million in net investment income, $32 million in interest credited to contractholder funds and $(17) million in life and annuity contract benefits.

(2) Comprises $1 million of assets and $72 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$8	$--
Municipal	1,332	(6)	17	$--	(26)
Corporate	1,405	6	23	136	(38)
RMBS	51	--	--	--	(47)
CMBS	60	(2)	8	--	(5)
ABS	297	29	12	--	(51)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	3,146	27	60	144	(167)
Equity securities	43	(4)	6	--	--
Other investments:
Free-standing derivatives, net	(95)	14	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$3,095	$37	$66	$144	$(167)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(723)	$(9)	$--	$--	$--
Total recurring Level 3 liabilities	$(723)	$(9)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2012
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$--	$8
Municipal	42	(205)	--	(10)	1,144
Corporate	131	(99)	--	(40)	1,524
RMBS	--	--	--	--	4
CMBS	2	(1)	--	(15)	47
ABS	74	(11)	--	(16)	334
Redeemable preferred stock	1	(1)	--	--	1
Total fixed income securities	250	(317)	--	(81)	3,062
Equity securities	162	(15)	--	--	192
Other investments:
Free-standing derivatives, net	6	--	--	4	(71)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$418	$(332)	$--	$(77)	$3,184

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(29)	$54	$(707)
Total recurring Level 3 liabilities	$--	$--	$(29)	$54	$(707)

_______________

(1) The effect to net income totals $28 million and is reported in the Condensed Consolidated Statements of Operations as follows: $23 million in realized capital gains and losses, $15 million in net investment income, $(24) million in interest credited to contractholder funds and $14 million in life and annuity contract benefits.

(2) Comprises $1 million of assets and $72 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2011.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$1,864	$(13)	$45	$--	$(22)
Corporate	2,035	23	8	87	(117)
RMBS	1,398	(26)	1	--	(68)
CMBS	995	(21)	4	10	(10)
ABS	2,091	11	12	--	(9)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	8,384	(26)	70	97	(226)
Equity securities	43	--	--	--	--
Other investments:
Free-standing derivatives, net	(71)	(3)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$8,357	$(29)	$70	$97	$(226)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(630)	$(34)	$--	$--	$--
Total recurring Level 3 liabilities	$(630)	$(34)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2011
Assets
Fixed income securities:
Municipal	$3	$(321)	$--	$(2)	$1,554
Corporate	35	(347)	--	(4)	1,720
RMBS	--	(60)	--	(51)	1,194
CMBS	2	(41)	--	(1)	938
ABS	213	(49)	--	(102)	2,167
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	253	(818)	--	(160)	7,574
Equity securities	--	(1)	--	--	42
Other investments:
Free-standing derivatives, net	19	--	--	(1)	(56)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$272	$(819)	$--	$(161)	$7,561

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(13)	$48	$(629)
Total recurring Level 3 liabilities	$--	$--	$(13)	$48	$(629)

_______________

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2010	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$2,016	$(24)	$66	$--	$(59)
Corporate	1,908	35	18	182	(164)
RMBS	1,794	(87)	106	--	(113)
CMBS	923	(42)	118	66	(69)
ABS	2,417	55	28	--	(313)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	9,059	(63)	336	248	(718)
Equity securities	63	(10)	--	--	(10)
Other investments:
Free-standing derivatives, net	(21)	(34)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$9,102	$(107)	$336	$248	$(728)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$(26)	$--	$--	$--
Total recurring Level 3 liabilities	$(653)	$(26)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2011
Assets
Fixed income securities:
Municipal	$13	$(455)	$--	$(3)	$1,554
Corporate	131	(378)	--	(12)	1,720
RMBS	--	(378)	--	(128)	1,194
CMBS	10	(66)	--	(2)	938
ABS	303	(163)	--	(160)	2,167
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	457	(1,440)	--	(305)	7,574
Equity securities	--	(1)	--	--	42
Other investments:
Free-standing derivatives, net	67	--	--	(68)	(56)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$524	$(1,441)	$--	$(373)	$7,561

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(27)	$77	$(629)
Total recurring Level 3 liabilities	$--	$--	$(27)	$77	$(629)

_______________

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

During the three months ended June 30, 2012, certain U.S. government securities were transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.

During the six months ended June 30, 2011, certain CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three and six months ended June 30, 2012 and 2011 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs have not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three and six months ended June 30, 2012 and 2011 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Assets
Fixed income securities:
Municipal	$(5)	$(5)	$(5)	$(15)
Corporate	1	6	9	10
RMBS	(1)	(27)	(1)	(63)
CMBS	(1)	(11)	(1)	(16)
ABS	5	5	18	7
Total fixed income securities	(1)	(32)	20	(77)
Equity securities	(4)	--	(4)	(10)
Other investments:
Free-standing derivatives, net	(4)	--	11	3
Total recurring Level 3 assets	$(9)	$(32)	$27	$(84)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$16	$(34)	$(9)	$(26)
Total recurring Level 3 liabilities	$16	$(34)	$(9)	$(26)

The amounts in the table above represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $7 million for the three months ended June 30, 2012 and are reported as follows: $(17) million in realized capital gains and losses, $9 million in net investment income, $32 million in interest credited to contractholder funds and $(17) million in life and annuity contract benefits.  These gains and losses total $(66) million for the three months ended June 30, 2011 and are reported as follows: $(41) million in realized capital gains and losses, $9 million in net investment income, $(26) million in interest credited to contractholder funds and $(8) million in life and annuity contract benefits.  These gains and losses total $18 million for the six months ended June 30, 2012 and are reported as follows: $14 million in realized capital gains and losses, $14 million in net investment income, $(24) million in interest credited to contractholder funds and $14 million in life and annuity contract benefits.  These gains and losses total $(110) million for the six months ended June 30, 2011 and are reported as follows: $(97) million in realized capital gains and losses, $13 million in net investment income, $(63) million in interest credited to contractholder funds and $37 million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	June 30, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,928	$7,239	$7,139	$7,350
Cost method limited partnerships	1,363	1,656	1,569	1,838
Bank loans	426	421	339	328

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

Financial liabilities

($ in millions)	June 30, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$28,694	$29,883	$30,192	$30,499
Long-term debt	6,058	6,905	5,908	6,312
Liability for collateral	665	665	462	462

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

6.  Derivative Financial Instruments

The Company uses derivatives to manage risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, changes in equity market valuations, increases in credit spreads and foreign currency fluctuations, and for asset replication.  The Company does not use derivatives for speculative purposes.

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

Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to balance the respective interest-rate sensitivities of its assets and liabilities.  Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, floors, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates.  Allstate Financial uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and futures and options for hedging the equity exposure contained in its equity indexed life and annuity product contracts that offer equity returns to contractholders.  In addition, Allstate Financial uses interest rate swaps to hedge interest rate risk inherent in funding agreements.  Allstate Financial uses foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements and holding foreign currency denominated investments.  Credit default swaps are typically used to mitigate the credit risk within the Allstate Financial fixed income portfolio.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of June 30, 2012, the Company pledged $10 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2012.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$27	n/a	$--	$--	$--
Foreign currency swap agreements	Other investments	85	n/a	(6)	--	(6)
Total		112	n/a	(6)	--	(6)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	6,941	n/a	45	57	(12)
Interest rate swaption agreements	Other investments	250	n/a	--	--	--
Interest rate cap and floor agreements	Other investments	449	n/a	(11)	1	(12)
Financial futures contracts and options	Other assets	--	2	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	150	13,740	171	171	--
Options, futures and warrants	Other assets	--	1,185	6	6	--
Foreign currency contracts
Foreign currency forwards and options	Other investments	134	n/a	2	2	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	125	n/a	10	10	--
Credit default swaps	Fixed income securities	129	n/a	(56)	--	(56)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	257	n/a	5	8	(3)
Credit default swaps - selling protection	Other investments	180	n/a	2	3	(1)
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Total		9,624	14,927	175	259	(84)

Total asset derivatives		$9,736	14,927	$169	$259	$(90)

__________________

(1) Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2) In addition to the number of contracts presented in the table, the Company held 24,160 stock rights and 3,925,327 stock warrants.  Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$66	n/a	$(5)	$2	$(7)
Total		66	n/a	(5)	2	(7)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	1,135	n/a	14	17	(3)
Interest rate cap and floor agreements	Other liabilities & accrued expenses	841	n/a	(7)	--	(7)
Financial futures contracts and options	Other liabilities & accrued expenses	--	630	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	2	16,045	(81)	--	(81)
Foreign currency contracts
Foreign currency forwards and options	Other liabilities & accrued expenses	324	n/a	(5)	1	(6)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	853	n/a	(96)	--	(96)
Guaranteed withdrawal benefits	Contractholder funds	571	n/a	(52)	--	(52)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,756	n/a	(551)	--	(551)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(8)	--	(8)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	712	n/a	7	10	(3)
Credit default swaps – selling protection	Other liabilities & accrued expenses	633	n/a	(60)	--	(60)
Total		8,912	16,675	(839)	28	(867)

Total liability derivatives		8,978	16,675	(844)	$30	$(874)

Total derivatives		$18,714	31,602	$(675)

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

(1)

Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be less than $1 million during the next twelve months.

($ in millions)	Three months ended June 30,		Six months ended June 30,
Effective portion	2012	2011	2012	2011
Gain (loss) recognized in OCI on derivatives during the period	$5	$(5)	$--	$(13)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(16)	(36)	(16)	(36)
Gain reclassified from AOCI into income (net investment income)	--	1	--	1
Loss reclassified from AOCI into income (realized capital gains and losses)	--	--	(1)	--
Ineffective portion and amount excluded from effectiveness
Gain recognized in income on derivatives (realized capital gains and losses)	--	--	--	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended June 30, 2012
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$--	$--	$--	$--	$--	$--
Subtotal	--	--	--	--	--	--

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	2	--	--	--	2
Equity and index contracts	--	4	--	(16)	(4)	(16)
Embedded derivative financial instruments	--	4	(17)	40	--	27
Foreign currency contracts	--	(3)	--	--	(1)	(4)
Credit default contracts	--	--	--	--	--	--
Other contracts	--	--	--	--	--	--
Subtotal	--	7	(17)	24	(5)	9
Total	$--	$7	$(17)	$24	$(5)	$9

	Six months ended June 30, 2012
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$--	$(1)
Subtotal	(1)	--	--	--	--	(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	1	--	--	--	1
Equity and index contracts	--	1	--	37	9	47
Embedded derivative financial instruments	--	19	14	2	--	35
Foreign currency contracts	--	--	--	--	2	2
Credit default contracts	--	8	--	--	--	8
Other contracts	--	--	--	2	--	2
Subtotal	--	29	14	41	11	95
Total	$(1)	$29	$14	$41	$11	$94

	Three months ended June 30, 2011
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(2)	$--	$--	$--	$--	$(2)
Subtotal	(2)	--	--	--	--	(2)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(53)	--	--	--	(53)
Equity and index contracts	--	--	--	8	--	8
Embedded derivative financial instruments	--	(3)	(8)	9	--	(2)
Credit default contracts	--	3	--	--	--	3
Other contracts	--	--	--	3	--	3
Subtotal	--	(53)	(8)	20	--	(41)
Total	$(2)	$(53)	$(8)	$20	$--	$(43)

	Six months ended June 30, 2011
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$(8)	$--	$(5)	$--	$(14)
Foreign currency and interest rate contracts	--	--	--	(32)	--	(32)
Subtotal	(1)	(8)	--	(37)	--	(46)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(104)	--	--	--	(104)
Equity and index contracts	--	(19)	--	46	7	34
Embedded derivative financial instruments	--	5	37	(13)	--	29
Foreign currency contracts	--	(5)	--	--	2	(3)
Credit default contracts	--	11	--	--	--	11
Other contracts	--	--	--	5	--	5
Subtotal	--	(112)	37	38	9	(28)
Total	$(1)	$(120)	$37	$1	$9	$(74)

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments

Three months ended June 30, 2012
Net investment income	$1	$--	$--	$(1)
Total	$1	$--	$--	$(1)

Six months ended June 30, 2012
Net investment income	$2	$--	$--	$(2)
Total	$2	$--	$--	$(2)

Three months ended June 30, 2011
Net investment income	$2	$--	$--	$(2)
Total	$2	$--	$--	$(2)

Six months ended June 30, 2011
Interest credited to contractholder funds	$(7)	$(34)	$41	$--
Net investment income	23	--	--	(23)
Realized capital gains and losses	(8)	--	--	--
Total	$8	$(34)	$41	$(23)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of June 30, 2012, counterparties pledged $63 million in cash and securities to the Company, and the Company pledged $63 million in securities to counterparties which includes $32 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $31 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	June 30, 2012				December 31, 2011
Rating (1)	Number of counterparties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counterparties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	--	$--	$--	$--	1	$25	$1	$1
A+	2	1,728	1	1	4	3,026	26	5
A	5	3,906	22	2	3	5,307	15	1
A-	2	421	7	2	2	3,815	25	--
BBB+	1	3,617	18	--	2	57	41	41
Total	10	$9,672	$48	$5	12	$12,230	$108	$48

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

($ in millions)	June 30, 2012	December 31, 2011
Gross liability fair value of contracts containing credit-risk-contingent features	$90	$153
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(48)	(69)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(32)	(76)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$10	$8

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2012
Single name
Investment grade corporate debt	$5	$60	$33	$150	$25	$273	$(2)
Municipal	--	25	--	--	--	25	(4)
Subtotal	5	85	33	150	25	298	(6)
Baskets Tranche
Investment grade corporate debt	--	--	--	--	65	65	(19)
First-to-default
Municipal	--	--	100	--	--	100	(31)
Subtotal	--	--	100	--	65	165	(50)
Index
Investment grade corporate debt	--	6	92	235	17	350	(2)
Total	$5	$91	$225	$385	$107	$813	$(58)
December 31, 2011
Single name
Investment grade corporate debt	$--	$90	$88	$160	$30	$368	$(7)
High yield debt	--	--	--	--	2	2	--
Municipal	--	135	--	--	--	135	(12)
Subtotal		225	88	160	32	505	(19)
Baskets Tranche
Investment grade corporate debt	--	--	--	--	65	65	(29)
First-to-default
Municipal	--	--	100	--	--	100	(33)
Subtotal	--	--	100	--	65	165	(62)
Total	$--	$225	$188	$160	$97	$670	$(81)

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

Because reserves are estimates of unpaid portions of losses that have occurred, including incurred but not reported losses, the establishment of appropriate reserves, including reserves for catastrophe losses, is an inherently uncertain and complex process.  The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates.  The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled.  The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims.  Changes in prior year reserve estimates, which may be material, are reported in property-liability insurance claims and claims expense in the Condensed Consolidated Statements of Operations in the period such changes are determined.

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

8.  Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance ceded amounts shown in the following table:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Property-liability insurance premiums earned	$270	$274	$541	$544
Life and annuity premiums and contract charges	167	185	339	378

Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Property-liability insurance claims and claims expense	$71	$61	$139	$198
Life and annuity contract benefits	138	52	204	136
Interest credited to contractholder funds	7	6	14	14

9.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $10 million and $11 million during the three months ended June 30, 2012 and 2011, respectively, and $16 million and $20 million during the six months ended June 30, 2012 and 2011, respectively.

The following table presents changes in the restructuring liability during the six months ended June 30, 2012.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2011	$5	$5	$10
Expense incurred	2	3	5
Payments applied against liability	(5)	(3)	(8)
Balance as of June 30, 2012	$2	$5	$7

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of June 30, 2012, the cumulative amount incurred to date for active programs totaled $77 million for employee costs and $49 million for exit costs.

10.  Guarantees and Contingent Liabilities

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $28 million as of June 30, 2012.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective June 30, 2012, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $27 million as of June 30, 2012.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2012.

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

As of June 30, 2012, the Company estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $855 million, pre-tax.  This disclosure is not an indication of expected loss, if any.  Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  The estimate does not include matters or losses for which an estimate is not possible.  Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria.  It does not represent the Company’s maximum possible loss exposure.  Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

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

Claims related proceedings

Allstate is vigorously defending a lawsuit filed in the aftermath of Hurricane Katrina and currently pending in the United States District Court for the Eastern District of Louisiana (“District Court”).  This matter was filed by the Louisiana Attorney General against Allstate and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana, as assignee, and on behalf of certain Road Home fund recipients.  Although this lawsuit was originally filed as a class action, the Louisiana Attorney General moved to dismiss the class in 2011 and that motion was granted.  In this matter the State alleged that the insurers failed to pay all damages owed under their policies.  The claims currently pending in this matter are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  All other claims, including extra-contractual claims, have been dismissed.  The Company had moved to dismiss the complaint on the grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the underlying insurance policies.  Now, however, due to a ruling by the Louisiana Supreme Court, the Company will not pursue a motion to dismiss, but will preserve the anti-assignment issue in a defense.

The State has not yet identified the specific details by property supporting its allegations of breach of contract or the alleged deficiencies in adjusting those claims.  There are many potential individual claims at issue in this matter, each of which will require individual analysis and a number of which may be subject to individual defenses, including release, accord and satisfaction, prescription, waiver, and estoppel.  The Company has filed a motion seeking to force the State to provide more specificity as to its claims in this matter.  The Company believes that its adjusting practices in connection with Katrina homeowners claims were sound and in accordance with industry standards and state law.  There remain significant questions of Louisiana law that have yet to be decided.  In the Company’s judgment, given the issues discussed above, a loss is not probable.

Allstate is vigorously defending a class action lawsuit in Montana state court challenging aspects of its claim handling practices in Montana.  The plaintiff alleges that the Company adjusts claims made by individuals who do not have attorneys in a manner that unfairly resulted in lower payments compared to claimants who were represented by attorneys.  In January 2012, the court certified a class of Montana claimants who were not represented by attorneys with respect to the resolution of auto accident claims.  The court certified the class to cover an indefinite period that commences in the mid-1990’s.  The certified claims include claims for declaratory judgment, injunctive relief and punitive damages in an unspecified amount.  Injunctive relief may include a claim process by which unrepresented claimants could request that their claims be readjusted.  No compensatory damages are sought on behalf of the class.  To date no discovery has occurred related to the potential value of the class members’ claims.  The Company has asserted various defenses with respect to the plaintiff’s claims which have not been finally resolved, and has appealed the order certifying the class.  The proposed injunctive relief claim process would be subject to defenses and offsets ordinarily associated with the adjustment of claims.  Any differences in amounts paid to class members compared to what class members might be paid under a different process would be speculative and subject to individual variation and determination dependent upon the individual circumstances presented by each class claimant.  In the Company’s judgment a loss is not probable.

Allstate has been vigorously defending a lawsuit in regards to certain claims employees involving worker classification issues.  This lawsuit is a certified class action challenging a state wage and hour law.  In this case, plaintiffs sought actual damages in an amount to be proven at trial, liquidated damages in an amount equal to an unspecified percentage of the aggregate underpayment of wages to be proven at trial, as well as attorneys’ fees and costs.  Plaintiffs have not made a settlement demand nor have they alleged the amount of damages with any specificity. The case was bifurcated between liability and damages and is currently focused only on liability issues.  No discovery has taken place regarding plaintiffs’ alleged damages.  In December 2009, the liability phase of the case was tried, and, on July 6, 2010, the court issued its decision finding in favor of Allstate on all claims.  The plaintiffs appealed the decision in favor of Allstate to the first level appellate court.  In May 2012, the court heard oral argument on the plaintiffs’ appeal and affirmed the trial court’s decision.  To date, the plaintiffs have not appealed the appellate court’s decision but have requested an extension of time to file their motion to file an appeal to the Illinois Supreme Court.  Only liability issues are being addressed on appeal and no damages may be awarded at this stage of the proceedings.  In the event the trial court’s order were to be overturned, however, the parties would need to conduct damages discovery, and a trial on damages would have to take place, before any damages could be awarded.  In the Company’s judgment a loss is not probable.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.03 billion and $1.08 billion, net of reinsurance recoverables of $500 million and $529 million, as of June 30, 2012 and December 31, 2011, respectively.  Reserves for environmental claims were $181 million and $185 million, net of reinsurance recoverables of $38 million and $40 million, as of June 30, 2012 and December 31, 2011, respectively.  Approximately 58% and 59% of the total net asbestos and environmental reserves as of June 30, 2012 and December 31, 2011, respectively, were for incurred but not reported estimated losses.

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

11.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Pension benefits
Service cost	$38	$38	$76	$76
Interest cost	75	80	149	161
Expected return on plan assets	(99)	(92)	(197)	(184)
Amortization of:
Prior service credit	(1)	(1)	(1)	(1)
Net actuarial loss	45	39	89	77
Settlement loss	9	8	19	17
Net periodic pension cost	$67	$72	$135	$146

Postretirement benefits
Service cost	$3	$3	$6	$6
Interest cost	9	9	18	18
Amortization of:
Prior service credit	(5)	(5)	(11)	(11)
Net actuarial gain	(5)	(8)	(10)	(15)
Net periodic postretirement benefit cost (credit)	$2	$(1)	$3	$(2)

12.  Business Segments

Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$4,296	$4,093	$8,565	$8,181
Non-standard auto	184	206	367	417
Total auto	4,480	4,299	8,932	8,598
Homeowners	1,580	1,548	3,152	3,087
Other personal lines	606	610	1,212	1,221
Allstate Protection	6,666	6,457	13,296	12,906
Discontinued Lines and Coverages	--	--	--	(1)
Total property-liability insurance premiums	6,666	6,457	13,296	12,905
Net investment income	352	310	665	594
Realized capital gains and losses	19	(8)	208	49
Total Property-Liability	7,037	6,759	14,169	13,548

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	117	109	230	217
Immediate annuities with life contingencies	14	15	26	58
Accident and health insurance	160	162	322	323
Total life and annuity premiums	291	286	578	598
Interest-sensitive life insurance	263	253	523	501
Fixed annuities	5	8	11	17
Total contract charges	268	261	534	518
Total life and annuity premiums and contract charges	559	547	1,112	1,116
Net investment income	663	694	1,350	1,378
Realized capital gains and losses	8	62	(13)	101
Total Allstate Financial	1,230	1,303	2,449	2,595

Corporate and Other
Service fees	1	2	2	4
Net investment income	11	16	22	30
Realized capital gains and losses	--	3	--	3
Total Corporate and Other before reclassification of service fees	12	21	24	37
Reclassification of service fees (1)	(1)	(2)	(2)	(4)
Total Corporate and Other	11	19	22	33
Consolidated revenues	$8,278	$8,081	$16,640	$16,176

(1)  For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$138	$(1,498)	$664	$(1,164)
Discontinued Lines and Coverages	(4)	(4)	(7)	(10)
Total underwriting income (loss)	134	(1,502)	657	(1,174)
Net investment income	352	310	665	594
Income tax (expense) benefit on operations	(144)	461	(409)	279
Realized capital gains and losses, after-tax	12	(6)	136	32
Property-Liability net income (loss)	354	(737)	1,049	(269)

Allstate Financial
Life and annuity premiums and contract charges	559	547	1,112	1,116
Net investment income	663	694	1,350	1,378
Periodic settlements and accruals on non-hedge derivative instruments	15	19	30	36
Contract benefits and interest credited to contractholder funds	(824)	(834)	(1,631)	(1,713)
Operating costs and expenses and amortization of deferred policy acquisition costs	(211)	(222)	(439)	(449)
Restructuring and related charges	--	--	--	2
Income tax expense on operations	(64)	(69)	(134)	(122)
Operating income	138	135	288	248
Realized capital gains and losses, after-tax	5	40	(9)	65
Valuation changes on embedded derivatives that are not hedged, after-tax	(3)	(3)	(9)	5
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	--	(5)	(10)	(27)
DAC and DSI unlocking related to realized capital gains and losses, after-tax	--	--	--	3
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(10)	(11)	(20)	(23)
Gain (loss) on disposition of operations, after-tax	2	5	4	(8)
Allstate Financial net income	132	161	244	263

Corporate and Other
Service fees (1)	1	2	2	4
Net investment income	11	16	22	30
Operating costs and expenses (1)	(108)	(100)	(195)	(193)
Income tax benefit on operations	33	32	67	63
Operating loss	(63)	(50)	(104)	(96)
Realized capital gains and losses, after-tax	--	2	--	2
Corporate and Other net loss	(63)	(48)	(104)	(94)
Consolidated net income (loss)	$423	$(624)	$1,189	$(100)

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

13.  Other Comprehensive Income

The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2012			2011
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains arising during the period, net of related offsets	$320	$(112)	$208	$731	$(256)	$475
Less: reclassification adjustment of realized capital gains and losses	19	(7)	12	111	(39)	72
Unrealized net capital gains and losses	301	(105)	196	620	(217)	403
Unrealized foreign currency translation adjustments	(11)	4	(7)	7	(3)	4
Unrecognized pension and other postretirement benefit cost	35	(11)	24	24	(7)	17
Other comprehensive income	$325	$(112)	213	$651	$(227)	424
Net income (loss)			423			(624)
Comprehensive income (loss)			$636			$(200)

	Six months ended June 30,
	2012			2011
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains arising during the period, net of related offsets	$1,187	$(413)	$774	$1,068	$(374)	$694
Less: reclassification adjustment of realized capital gains and losses	160	(56)	104	257	(90)	167
Unrealized net capital gains and losses	1,027	(357)	670	811	(284)	527
Unrealized foreign currency translation adjustments	3	(1)	2	22	(8)	14
Unrecognized pension and other postretirement benefit cost	66	(22)	44	47	(15)	32
Other comprehensive income	$1,096	$(380)	716	$880	$(307)	573
Net income (loss)			1,189			(100)
Comprehensive income			$1,905			$473

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and of cash flows for the six-month periods ended June 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2012 (which report includes an explanatory paragraph relating to a change in the Company’s recognition and presentation for other-than-temporary impairments of debt securities in 2009 and dated May 2, 2012 as to the effects of the retrospective adoption of a change in accounting for costs associated with acquiring or renewing insurance contracts), we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

July 31, 2012

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2011 and Current Report on Form 8-K filed May 2, 2012.  Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”).  The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

Allstate is focused on the following priorities:

•      maintain auto profitability;

•      raise returns in homeowners and annuity businesses;

•      grow insurance premiums; and

•      proactively manage investments and capital.

HIGHLIGHTS

•

Consolidated net income was $423 million in the second quarter of 2012 compared to a net loss of $624 million in the second quarter of 2011, and net income was $1.19 billion in the first six months of 2012 compared to a net loss of $100 million in the first six months of 2011.  Net income per diluted share was $0.86 in the second quarter of 2012 compared to net loss per diluted share of $1.19 in the second quarter of 2011, and net income per diluted share was $2.39 in the first six months of 2012 compared to net loss per diluted share of $0.19 in the first six months of 2011.

•

Property-Liability net income was $354 million in the second quarter of 2012 compared to net loss of $737 million in the second quarter of 2011, and net income was $1.05 billion in the first six months of 2012 compared to net loss of $269 million in the first six months of 2011.

•

The Property-Liability combined ratio was 98.0 in the second quarter of 2012 compared to 123.3 in the second quarter of 2011 and 95.1 in the first six months of 2012 compared to 109.1 in the first six months of 2011.

•

Allstate Financial net income was $132 million in the second quarter of 2012 compared to $161 million in the second quarter of 2011, and $244 million in the first six months of 2012 compared to $263 million in the first six months of 2011.

•

Total revenues were $8.28 billion in the second quarter of 2012 compared to $8.08 billion in the second quarter of 2011, and $16.64 billion in the first six months of 2012 compared to $16.18 billion in the first six months of 2011.

•

Property-Liability premiums earned totaled $6.67 billion in the second quarter of 2012, an increase of 3.2% from $6.46 billion in the second quarter of 2011, and $13.30 billion in the first six months of 2012, an increase of 3.0% from $12.91 billion in the first six months of 2011.

•

Net realized capital gains were $27 million in the second quarter of 2012 compared to $57 million in the second quarter of 2011, and $195 million in the first six months of 2012 compared to $153 million in the first six months of 2011.

•

Investments totaled $97.32 billion as of June 30, 2012, an increase of 1.8% from $95.62 billion as of December 31, 2011.  Net investment income in the second quarter of 2012 was $1.03 billion, an increase of 0.6% from $1.02 billion in the second quarter of 2011, and $2.04 billion in the first six months of 2012, an increase of 1.7% from $2.00 billion in the first six months of 2011.

•

Book value per diluted share (ratio of shareholders’ equity to total shares outstanding and dilutive potential shares outstanding) was $39.73 as of June 30, 2012, an increase of 12.8% from $35.21 as of June 30, 2011 and an increase of 9.8% from $36.18 as of December 31, 2011.

•

For the twelve months ended June 30, 2012, return on the average of beginning and ending period shareholders’ equity was 11.0%, an increase of 7.9 points from 3.1% for the twelve months ended June 30, 2011.

•	As of June 30, 2012, shareholders’ equity was $19.48 billion. This total included $2.29 billion in deployable invested assets at the parent holding company level.

CONSOLIDATED NET INCOME (LOSS)

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Property-liability insurance premiums	$6,666	$6,457	$13,296	$12,905
Life and annuity premiums and contract charges	559	547	1,112	1,116
Net investment income	1,026	1,020	2,037	2,002
Realized capital gains and losses:
Total other-than-temporary impairment losses	(69)	(82)	(156)	(238)
Portion of loss recognized in other comprehensive income	19	(4)	23	(31)
Net other-than-temporary impairment losses recognized in earnings	(50)	(86)	(133)	(269)
Sales and other realized capital gains and losses	77	143	328	422
Total realized capital gains and losses	27	57	195	153
Total revenues	8,278	8,081	16,640	16,176

Costs and expenses
Property-liability insurance claims and claims expense	(4,810)	(6,355)	(9,149)	(10,831)
Life and annuity contract benefits	(462)	(422)	(901)	(876)
Interest credited to contractholder funds	(366)	(417)	(744)	(835)
Amortization of deferred policy acquisition costs	(942)	(960)	(1,921)	(1,944)
Operating costs and expenses	(996)	(868)	(2,013)	(1,768)
Restructuring and related charges	(10)	(11)	(16)	(20)
Interest expense	(93)	(91)	(188)	(183)
Total costs and expenses	(7,679)	(9,124)	(14,932)	(16,457)

Gain (loss) on disposition of operations	3	7	6	(13)
Income tax (expense) benefit	(179)	412	(525)	194
Net income (loss)	$423	$(624)	$1,189	$(100)

Property-Liability	$354	$(737)	$1,049	$(269)
Allstate Financial	132	161	244	263
Corporate and Other	(63)	(48)	(104)	(94)
Net income (loss)	$423	$(624)	$1,189	$(100)

PROPERTY-LIABILITY HIGHLIGHTS

•

Premiums written, an operating measure that is defined and reconciled to premiums earned in the Property-Liability Operations section of the MD&A, increased 3.8% to $6.86 billion in the second quarter of 2012 from $6.61 billion in the second quarter of 2011, and increased 3.9% to $13.33 billion in the first six months of 2012 from $12.83 billion in the first six months of 2011.

–

Allstate brand standard auto premiums written decreased 0.2% to $3.90 billion in the second quarter of 2012 from $3.91 billion in the second quarter of 2011, and 0.7% to $7.84 billion in the first six months of 2012 from $7.90 billion in the first six months of 2011.

–

Allstate brand homeowners premiums written increased 2.1% to $1.64 billion in the second quarter of 2012 from $1.61 billion in the second quarter of 2011, and increased 2.3% to $2.90 billion in the first six months of 2012 from $2.83 billion in the first six months of 2011.

–

Encompass brand premiums written increased 5.9% to $289 million in the second quarter of 2012 from $273 million in the second quarter of 2011, and 3.9% to $538 million in the first six months of 2012 from $518 million in the first six months of 2011.

	–	Esurance brand premiums written were $224 million and $486 million in the second quarter and first six months of 2012, respectively.

•	Premium operating measures and statistics contributing to overall Allstate brand standard auto premiums written decrease were the following:
	–	2.1% decrease in policies in force (“PIF”) as of June 30, 2012 compared to June 30, 2011
–

1.1% increase in the six month policy term average gross premium before reinsurance to $447 in the second quarter of 2012 from $442 in the second quarter of 2011, and 1.4% increase in the six month policy term average gross premium before reinsurance to $447 in the first six months of 2012 from $441 in the first six months of 2011

–

0.2 point decrease in the six month renewal ratio to 89.0% in the second quarter of 2012 compared to 89.2% in the second quarter of 2011, and a 0.2 point decrease in the six month renewal ratio to 88.8% in the first six months of 2012 compared to 89.0% in the first six months of 2011

	–	3.0% and 7.1% decrease in new issued applications in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011
•	Premium operating measures and statistics contributing to overall Allstate brand homeowners premiums written increase were the following:
	–	6.2% decrease in PIF as of June 30, 2012 compared to June 30, 2011
–

9.2% increase in the twelve month policy term average gross premium before reinsurance to $1,080 in the second quarter of 2012 from $989 in the second quarter of 2011, and 9.2% increase in the twelve month policy term average gross premium before reinsurance to $1,073 in the first six months of 2012 from $983 in the first six months of 2011

–

1.4 point decrease in the twelve month renewal ratio to 87.0% in the second quarter of 2012 compared to 88.4% in the second quarter of 2011, and 1.1 point decrease in the twelve month renewal ratio to 87.2% in the first six months of 2012 compared to 88.3% in the first six months of 2011

	–	5.7% and 8.4% decrease in new issued applications in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011
–

$7 million decrease in catastrophe reinsurance costs to $120 million in the second quarter of 2012 from $127 million in the second quarter of 2011, and $10 million decrease in catastrophe reinsurance costs to $241 million in the first six months of 2012 from $251 million in the first six months of 2011

•

Factors comprising the Allstate brand standard auto loss ratio decrease of 3.3 points to 69.9 in the second quarter of 2012 from 73.2 in the second quarter of 2011, and a decrease of 1.9 points to 69.8 in the first six months of 2012 from 71.7 in the first six months of 2011 were the following:

–

2.8 point decrease in the effect of catastrophe losses to 3.9 points in the second quarter of 2012 compared to 6.7 points in the second quarter of 2011, and 1.0 point decrease in the effect of catastrophe losses to 2.6 points in the first six months of 2012 compared to 3.6 points in the first six months of 2011

–

1.4% increase and 1.4% decrease in standard auto claim frequency (rate of claim occurrence per policy in force) for property damage in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011

	–	1.9% increase and 0.1% decrease in standard auto claim frequency for bodily injury in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011
	–	3.0% and 3.8% increase in auto paid claim severities (average cost per claim) for property damage in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011
	–	3.4% and 2.3% increase in auto paid claim severities for bodily injury in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011
•

Factors comprising the Allstate brand homeowners loss ratio, which includes catastrophe losses, decrease of 89.2 points to 81.9 in the second quarter of 2012 from 171.1 in the second quarter of 2011, and a decrease of 50.5 points to 69.2 in the first six months of 2012 from 119.7 in the first six months of 2011 were the following:

–

83.0 point decrease in the effect of catastrophe losses to 40.2 points in the second quarter of 2012 compared to 123.2 points in the second quarter of 2011, and 44.2 point decrease in the effect of catastrophe losses to 26.4 points in the first six months of 2012 compared to 70.6 points in the first six months of 2011

	–	6.7% and 5.8% decrease in homeowner claim frequency, excluding catastrophe losses, in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011
	–	2.0% and 0.8% increase in paid claim severity, excluding catastrophe losses, in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011

•

Factors comprising the $1.52 billion decrease in catastrophe losses to $819 million in the second quarter of 2012 compared to $2.34 billion in the second quarter of 2011, and $1.59 billion decrease to $1.08 billion in the first six months of 2012 compared to $2.67 billion in the first six months of 2011 were the following:

–

30 events with losses of $963 million in the second quarter of 2012 compared to 33 events with losses of $2.34 billion in the second quarter of 2011, and 45 events with losses of $1.33 billion in the first six months of 2012 compared to 49 events with losses of $2.72 billion in the first six months of 2011. There were no events with losses greater than $250 million in second quarter of 2012, compared to three events with losses greater than $250 million in second quarter of 2011.

	–	$51 million favorable prior quarter reserve reestimates in the second quarter of 2012 compared to $21 million unfavorable reserve reestimates in the second quarter of 2011
–

$93 million favorable prior year reserve reestimates in the second quarter of 2012 compared to $17 million favorable reserve reestimates in the second quarter of 2011, and $254 million favorable reserve reestimates in the first six months of 2012 compared to $51 million favorable reserve reestimates in the first six months of 2011

•

Factors comprising the $158 million favorable prior year reserve reestimates in the second quarter of 2012 compared to $47 million favorable in the second quarter of 2011, and favorable prior year reserve reestimates of $362 million in the first six months of 2012 compared to $88 million favorable in the first six months of 2011 included:

–

prior year reserve reestimates related to auto, homeowners and other personal lines in the second quarter of 2012 contributed $83 million favorable, $56 million favorable and $22 million favorable, respectively, compared to prior year reserve reestimates in the second quarter of 2011 of $90 million favorable, $3 million unfavorable and $36 million unfavorable, respectively, and prior year reserve reestimates related to auto, homeowners and other personal lines in the first six months of 2012 contributed $131 million favorable, $175 million favorable and $62 million favorable, respectively, compared to prior year reserve reestimates in the first six months of 2011 of $109 million favorable, $35 million favorable and $49 million unfavorable, respectively

	–	prior year reestimates in the second quarter and first six months of 2012 and 2011 are largely attributable to prior year catastrophes and severity development that was better than expected
•

Property-Liability underwriting income was $134 million in the second quarter of 2012 compared to an underwriting loss of $1.50 billion in the second quarter of 2011, and Property-Liability underwriting income was $657 million in the first six months of 2012 compared to an underwriting loss of $1.17 billion in the first six months of 2011. Underwriting income (loss), a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•

Property-Liability investments as of June 30, 2012 were $37.29 billion, an increase of 3.6% from $36.00 billion as of December 31, 2011. Net investment income was $352 million in the second quarter of 2012, an increase of 13.5% from $310 million in the second quarter of 2011, and net investment income was $665 million in the first six months of 2012, an increase of 12.0% from $594 million in the first six months of 2011.

•

Net realized capital gains were $19 million in the second quarter of 2012 compared to net realized capital losses of $8 million in the second quarter of 2011, and net realized capital gains were $208 million in the first six months of 2012 compared to $49 million in the first six months of 2011.

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

Summarized financial data, a reconciliation of underwriting income (loss) to net income (loss), and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Premiums written	$6,864	$6,611	$13,327	$12,826

Revenues
Premiums earned	$6,666	$6,457	$13,296	$12,905
Net investment income	352	310	665	594
Realized capital gains and losses	19	(8)	208	49
Total revenues	7,037	6,759	14,169	13,548

Costs and expenses
Claims and claims expense	(4,810)	(6,355)	(9,149)	(10,831)
Amortization of DAC	(865)	(867)	(1,743)	(1,731)
Operating costs and expenses	(847)	(726)	(1,731)	(1,495)
Restructuring and related charges	(10)	(11)	(16)	(22)
Total costs and expenses	(6,532)	(7,959)	(12,639)	(14,079)

Income tax (expense) benefit	(151)	463	(481)	262
Net income (loss)	$354	$(737)	$1,049	$(269)

Underwriting income (loss)	$134	$(1,502)	$657	$(1,174)
Net investment income	352	310	665	594
Income tax (expense) benefit on operations	(144)	461	(409)	279
Realized capital gains and losses, after-tax	12	(6)	136	32
Net income (loss)	$354	$(737)	$1,049	$(269)

Catastrophe losses (1)	$819	$2,339	$1,078	$2,672

GAAP operating ratios
Claims and claims expense ratio	72.2	98.4	68.8	83.9
Expense ratio	25.8	24.9	26.3	25.2
Combined ratio	98.0	123.3	95.1	109.1
Effect of catastrophe losses on combined ratio (1)	12.3	36.2	8.1	20.7
Effect of prior year reserve reestimates on combined ratio (1)	(2.4)	(0.7)	(2.7)	(0.7)
Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio	0.4	--	0.6	--
Effect of restructuring and related charges on combined ratio	0.2	0.2	0.1	0.2
Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.1	0.1	0.1

(1)

Prior year reserve reestimates included in catastrophe losses totaled $93 million and $254 million favorable in the three months and six months ended June 30, 2012, respectively, compared to $17 million and $51 million favorable in the three months and six months ended June 30, 2011, respectively.

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

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Premiums written:
Allstate Protection	$6,864	$6,611	$13,326	$12,827
Discontinued Lines and Coverages	--	--	1	(1)
Property-Liability premiums written	6,864	6,611	13,327	12,826
(Increase) decrease in unearned premiums	(198)	(165)	(31)	69
Other	--	11	--	10
Property-Liability premiums earned	$6,666	$6,457	$13,296	$12,905

Premiums earned:
Allstate Protection	$6,666	$6,457	$13,296	$12,906
Discontinued Lines and Coverages	--	--	--	(1)
Property-Liability	$6,666	$6,457	$13,296	$12,905

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate brand		Encompass brand		Esurance brand (2)	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Standard auto	$3,903	$3,911	$160	$154	$224	$4,287	$4,065
Non-standard auto	174	197	--	--	--	174	197
Homeowners	1,639	1,606	104	94	--	1,743	1,700
Other personal lines (1)	635	624	25	25	--	660	649
Total	$6,351	$6,338	$289	$273	$224	$6,864	$6,611

	Six months ended June 30,
	Allstate brand		Encompass brand		Esurance brand (2)	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Standard auto	$7,840	$7,895	$302	$298	$486	$8,628	$8,193
Non-standard auto	363	407	--	1	--	363	408
Homeowners	2,897	2,831	189	173	--	3,086	3,004
Other personal lines (1)	1,202	1,176	47	46	--	1,249	1,222
Total	$12,302	$12,309	$538	$518	$486	$13,326	$12,827

(1)	Other personal lines include commercial, condominium, renters, involuntary auto and other personal lines.
(2)	Esurance brand business was acquired on October 7, 2011.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate brand		Encompass brand		Esurance brand	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Standard auto	$3,909	$3,938	$153	$155	$234	$4,296	$4,093
Non-standard auto	184	205	--	1	--	184	206
Homeowners	1,487	1,457	93	91	--	1,580	1,548
Other personal lines	583	587	23	23	--	606	610
Total	$6,163	$6,187	$269	$270	$234	$6,666	$6,457

	Six months ended June 30,
	Allstate brand		Encompass brand		Esurance brand	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Standard auto	$7,806	$7,866	$304	$315	$455	$8,565	$8,181
Non-standard auto	367	415	--	2	--	367	417
Homeowners	2,967	2,905	185	182	--	3,152	3,087
Other personal lines	1,166	1,175	46	46	--	1,212	1,221
Total	$12,306	$12,361	$535	$545	$455	$13,296	$12,906

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

•

New issued applications: Item counts of automobiles or homeowners insurance applications for insurance policies that were issued during the period, regardless of whether the customer was previously insured by another Allstate Protection market segment. Does not include automobiles that are added by existing customers.

Standard auto premiums written totaled $4.29 billion in the second quarter of 2012, an increase of 5.5% from $4.07 billion in the second quarter of 2011, and $8.63 billion in the first six months of 2012, an increase of 5.3% from $8.19 billion in the first six months of 2011.

	Allstate brand		Encompass brand		Esurance brand
Standard Auto	2012	2011	2012	2011	2012
Three months ended June 30,
PIF (thousands)	17,046	17,420	687	672	892
Average premium-gross written (1)	$447	$442	$908	$938	$490
Renewal ratio (%) (1)	89.0	89.2	75.2	70.2	79.7
Approved rate changes (2):
# of states	19	18	14	3	23
Countrywide (%) (3)	1.5	1.9	1.6	0.3	(0.1)
State specific (%) (4) (5)	4.4	5.3(6)	4.2	4.0	(0.1)

Six months ended June 30,
PIF (thousands)	17,046	17,420	687	672	892
Average premium-gross written (1)	$447	$441	$915	$945	$499
Renewal ratio (%) (1)	88.8	89.0	73.5	70.7	79.0
Approved rate changes (2):
# of states	27	24	16	6	24
Countrywide (%) (3)	2.0	3.1	1.7	0.9	1.3
State specific (%) (4) (5)	4.7	5.8(6)	4.1	4.6	2.6

(1)	Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.

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

(3)

Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2012 and 2011, respectively, as a percentage of total countrywide prior year-end premiums written.

(4)

Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2012 and 2011, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(5)

Based on historical premiums written in those states, rate changes approved for standard auto totaled $233 million and $322 million in the three months and six months ended June 30, 2012, respectively, compared to $298 million and $474 million in the three months and six months ended June 30, 2011, respectively.

(6)

Three months and six months ended June 30, 2011 includes the impact of Florida rate increases averaging 12.8% and 16.1%, respectively, and New York rate increases averaging 3.7% and 6.8%, respectively.

Allstate brand standard auto premiums written totaled $3.90 billion in the second quarter of 2012, a decrease of 0.2% from $3.91 billion in the second quarter of 2011 and $7.84 billion in the first six months of 2012, a decrease of 0.7% from $7.90 billion in the first six months of 2011.  Excluding Florida and New York, Allstate brand standard auto premiums written totaled $3.16 billion in the second quarter of 2012, an increase of 1.5% from $3.11 billion in the second quarter of 2011 and $6.32 billion in the first six months of 2012, an increase of 0.9% from $6.26 billion in the first six months of 2011.  Contributing to the Allstate brand standard auto premiums written decrease in the second quarter and first six months of 2012 compared to the same periods of 2011 were the following:

–                 decrease in PIF of 2.1% as of June 30, 2012 compared to June 30, 2011 due to fewer new issued applications and fewer policies available to renew.  Excluding Florida and New York, PIF decreased 0.8% as of June 30, 2012 compared to June 30, 2011.

–                 3.0% decrease in new issued applications on a countrywide basis to 458 thousand in the second quarter of 2012 from 472 thousand in the second quarter of 2011, and 7.1% decrease to 921 thousand in the first six months of 2012 from 991 thousand in the first six months of 2011.  Excluding Florida and New York, new issued applications on a countrywide basis decreased 4.5% to 403 thousand in the second quarter of 2012 from 422 thousand in the second quarter of 2011, and decreased 6.4% to 815 thousand in the first six months of 2012 from 871 thousand in the first six months of 2011.  New issued applications increased in 9 states in the first six months of 2012 compared to the same period of 2011.

–                 increase in average gross premium in the second quarter and first six months of 2012 compared to the same periods of 2011.

–                 0.2 point decrease in the renewal ratio in both the second quarter and first six months of 2012, compared to the same periods of 2011.  In the first six months of 2012, 32 states are showing favorable comparisons to prior year.

Encompass brand standard auto premiums written totaled $160 million in the second quarter of 2012, an increase of 3.9% from $154 million in the second quarter of 2011 and $302 million in the first six months of 2012, an increase of 1.3% from $298 million in the first six months of 2011.  The increases are primarily due to a 2.2% increase in PIF as of June 30, 2012 compared to June 30, 2011 and actions taken to enhance our premier package policy.  New issued applications increased 33.3% in the second quarter of 2012 compared to the second quarter of 2011 and 30.8% in the first six months of 2012 compared to the first six months of 2011.  The renewal ratio increased 5.0 points in the second quarter of 2012 compared to the second quarter of 2011 and 2.8 points in the first six months of 2012 compared to the first six months of 2011.

Esurance brand standard auto premiums written totaled $224 million in the second quarter of 2012 and $262 million in first quarter 2012, reflecting expected seasonality in this business.  PIF as of June 30, 2012 increased 5.1% compared to March 31, 2012 and 13.5% compared to December 31, 2011.

Non-standard auto premiums written totaled $174 million in the second quarter of 2012, a decrease of 11.7% from $197 million in the second quarter of 2011, and $363 million in the first six months of 2012, a decrease of 11.0% from $408 million in the first six months of 2011.

Allstate brand	Three months ended June 30,		Six months ended June 30,
Non-Standard Auto	2012	2011	2012	2011
PIF (thousands)	551	599	551	599
Average premium-gross written (6 months)	$601	$620	$599	$620
Renewal ratio (%) (6 months)	71.2	70.8	70.1	70.6
Approved rate changes:
# of states	1	3	5	6
Countrywide (%)	0.3	0.4	0.5	4.0
State specific (%) (1)	7.5	6.1	3.0	15.3

(1)

Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $3 million and $4 million in the three months and six months ended June 30, 2012, respectively, compared to $3 million and $33 million in the three months and six months ended June 30, 2011, respectively.

Allstate brand non-standard auto premiums written totaled $174 million in the second quarter of 2012, a decrease of 11.7% from $197 million in the second quarter of 2011, and $363 million in the first six months of 2012, a decrease of 10.8% from $407 million in the first six months of 2011.  Contributing to the Allstate brand non-standard auto premiums written decrease in the second quarter and first six months of 2012 compared to the same periods of 2011 were the following:

–                 decrease in PIF as of June 30, 2012 compared to June 30, 2011 due to a decline in the number of policies available to renew

–                 1.7% decrease in new issued applications to 58 thousand in the second quarter of 2012 from 59 thousand in the second quarter of 2011, and new issued applications of 137 thousand in the first six months of 2012 was comparable to the first six months of 2011

–                 decrease in average gross premium in the second quarter and first six months of 2012 compared to the same periods of 2011

–                 0.4 point increase and 0.5 point decrease in the renewal ratio in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011

Homeowners premiums written totaled $1.74 billion in the second quarter of 2012, an increase of 2.5% from $1.70 billion in the second quarter of 2011, and $3.09 billion in the first six months of 2012, an increase of 2.7% from $3.00 billion in the first six months of 2011.  Excluding the cost of catastrophe reinsurance, premiums written increased 2.0% and 2.2% in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011.

	Allstate brand		Encompass brand
Homeowners	2012	2011	2012	2011
Three months ended June 30,
PIF (thousands) (1)	6,147	6,555	314	307
Average premium-gross written (12 months)	$1,080	$989	$1,309	$1,298
Renewal ratio (%) (12 months)	87.0	88.4	82.6	80.9
Approved rate changes (2):
# of states	7	18	14	11 (4)
Countrywide (%)	1.2	1.5	1.8	0.3
State specific (%) (3)	10.2	6.0	5.4	2.6

Six months ended June 30,
PIF (thousands) (1)	6,147	6,555	314	307
Average premium-gross written (12 months)	1,073	983	1,304	1,298
Renewal ratio (%) (12 months)	87.2	88.3	81.2	81.6
Approved rate changes (2):
# of states	20	27 (4)	17	16 (4)
Countrywide (%)	3.2	3.4	2.6	1.6
State specific (%) (3)	8.6	8.2	5.4	4.1

(1)

Beginning in first quarter 2012, excess and surplus lines PIF are not included in the homeowners PIF totals. Previously, these policy counts were included in the homeowners totals. Excess and surplus lines represent policies written by North Light Specialty Insurance Company. All other total homeowners measures and statistics include excess and surplus lines except for new issued applications.

(2)	Includes rate changes approved based on our net cost of reinsurance. Rate changes exclude excess and surplus lines.

(3)

Based on historical premiums written in those states, rate changes approved for homeowners totaled $81 million and $209 million in the three months and six months ended June 30, 2012, respectively, compared to $94 million and $210 million in the three months and six months ended June 30, 2011, respectively.

(4)	Includes Washington D.C.

Allstate brand homeowners premiums written totaled $1.64 billion in the second quarter of 2012, an increase of 2.1% from $1.61 billion in the second quarter of 2011, and $2.90 billion in the first six months of 2012, an increase of 2.3% from $2.83 billion in the first six months of 2011.  Contributing to the Allstate brand homeowners premiums written increase in the second quarter and first six months of 2012 compared to the same periods of 2011 were the following:

–                 6.2% decrease in PIF as of June 30, 2012 compared to June 30, 2011 due to fewer policies available to renew and fewer new issued applications

–                 5.7% decrease in new issued applications to 116 thousand in the second quarter of 2012 from 123 thousand in the second quarter of 2011, and 8.4% decrease to 217 thousand in the first six months of 2012 from 237 thousand in the first six months of 2011.  We have new business underwriting restrictions in certain states.  We also continue to take actions to maintain an appropriate level of exposure to catastrophic events while continuing to meet the needs of our customers, including selectively not offering continuing coverage in coastal areas of certain states.

–                 increase in average gross premium in the second quarter and first six months of 2012 compared to the same periods 2011 primarily due to rate changes

–                 1.4 point and 1.1 point decrease in the renewal ratio in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011

–                 decrease in the cost of our catastrophe reinsurance program in the second quarter and first six months of 2012 compared to the same periods of 2011

Encompass brand homeowners premiums written totaled $104 million in the second quarter of 2012, an increase of 10.6% from $94 million in the second quarter of 2011 and $189 million in the first six months of 2012, an increase of 9.2% from $173 million in the first six months of 2011.  The increases are primarily due to a 2.3% increase in PIF as of June 30, 2012 compared to June 30, 2011 and actions taken to enhance our premier package policy.  New issued applications increased 50.0% in the second quarter of 2012 compared to the second quarter of 2011 and 43.5% in the first six months of 2012 compared to the first six months of 2011.  The renewal ratio increased 1.7 points in the second quarter of 2012 compared to the second quarter of 2011 and decreased 0.4 points in the first six months of 2012 compared to the first six months of 2011.

Underwriting results are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Premiums written	$6,864	$6,611	$13,326	$12,827
Premiums earned	$6,666	$6,457	$13,296	$12,906
Claims and claims expense	(4,808)	(6,352)	(9,144)	(10,824)
Amortization of DAC	(865)	(867)	(1,743)	(1,731)
Other costs and expenses	(845)	(725)	(1,729)	(1,493)
Restructuring and related charges	(10)	(11)	(16)	(22)
Underwriting income (loss)	$138	$(1,498)	$664	$(1,164)
Catastrophe losses	$819	$2,339	$1,078	$2,672

Underwriting income (loss) by line of business
Standard auto	$122	$56	$237	$245
Non-standard auto	30	16	46	41
Homeowners	(70)	(1,395)	236	(1,267)
Other personal lines	56	(175)	145	(183)
Underwriting income (loss)	$138	$(1,498)	$664	$(1,164)

Underwriting income (loss) by brand
Allstate brand	$182	$(1,444)	$768	$(1,109)
Encompass brand	(5)	(54)	(4)	(55)
Esurance brand	(39)	--	(100)	--
Underwriting income (loss)	$138	$(1,498)	$664	$(1,164)

Allstate Protection had underwriting income of $138 million in the second quarter of 2012 compared to an underwriting loss of $1.50 billion in the second quarter of 2011 primarily due to a decrease in homeowners underwriting loss, underwriting income for other personal lines compared to an underwriting loss in the prior year and an increase in standard auto underwriting income.  Allstate Protection had underwriting income of $664 million in the first six months of 2012 compared to an underwriting loss of $1.16 billion in the first six months of 2011 primarily due to underwriting income in homeowners and other personal lines compared to underwriting losses in the prior year, partially offset by a decrease in standard auto underwriting income. Homeowners underwriting loss was $70 million in the second quarter of 2012 compared to $1.40 billion in the second quarter of 2011, and homeowners underwriting income was $236 million in the first six months of 2012 compared to an underwriting loss of $1.27 billion in the first six months of 2011.  Both periods were primarily impacted by decreases in catastrophe losses and average earned premiums increasing faster than loss costs, partially offset by higher expenses.  Other personal lines underwriting income was $56 million in the second quarter of 2012 compared to an underwriting loss of $175 million in the second quarter of 2011, and other personal lines underwriting income was $145 million in the first six months of 2012 compared to an underwriting loss of $183 million in the first six months of 2011, primarily due to decreases in catastrophe losses and favorable reserve reestimates.  Standard auto underwriting income increased $66 million to $122 million in the second quarter of 2012 from $56 million in the second quarter of 2011 primarily due to decreases in catastrophe losses, partially offset by inclusion of Esurance brand’s underwriting loss of $39 million in the second quarter of 2012.  Standard auto underwriting income decreased $8 million to $237 million in the first six months of 2012 from $245 million in the first six months of 2011 primarily due to the higher expenses and inclusion of Esurance brand’s underwriting loss of $100 million in the first six months of 2012, partially offset by favorable reserve reestimates and decreases in catastrophe losses.

Catastrophe losses in the second quarter and first six months of 2012 were $819 million and $1.08 billion, respectively, as detailed in the table below.  This compares to catastrophe losses in the second quarter and first six months of 2011 of $2.34 billion and $2.67 billion, respectively.

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

Catastrophe losses related to events that occurred by the size of the event are shown in the following table.

($ in millions)	Three months ended June 30, 2012
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
$101 million to $250 million	4	13.3%	$551	67.3%	8.3	$138
$50 million to $100 million	2	6.7	185	22.6	2.8	93
Less than $50 million	24	80.0	227	27.7	3.4	9
Total	30	100.0%	963	117.6	14.5	32
Prior year reserve reestimates			(93)	(11.4)	(1.4)
Prior quarter reserve reestimates			(51)	(6.2)	(0.8)
Total catastrophe losses			$819	100.0%	12.3

	Six months ended June 30, 2012
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
$101 million to $250 million	5	11.1%	$697	64.7%	5.2	$139
$50 million to $100 million	3	6.7	251	23.3	1.9	84
Less than $50 million	37	82.2	384	35.6	2.9	10
Total	45	100.0%	1,332	123.6	10.0	30
Prior year reserve reestimates			(254)	(23.6)	(1.9)
Total catastrophe losses			$1,078	100.0%	8.1

Catastrophe losses incurred by the type of event are shown in the following table.

($ in millions)	Three months ended June 30,				Six months ended June 30,
	2012	Number of events	2011	Number of events	2012	Number of events	2011	Number of events
Hurricanes/Tropical storms	$5	1	$--	--	$5	1	$--	--
Tornadoes	125	2	1,326	5	309	5	1,340	6
Wind/Hail	777	20	995	25	950	30	1,192	35
Wildfires	56	7	14	3	60	8	19	5
Other events	--	--	--	--	8	1	172	3
Prior year reserve reestimates	(93)		(17)		(254)		(51)
Prior quarter reserve reestimates	(51)		21		--		--
Total catastrophe losses	$819	30	$2,339	33	$1,078	45	$2,672	49

Catastrophe losses, including prior year reserve reestimates, excluding hurricanes named or numbered by the National Weather Service, fires following earthquakes and earthquakes totaled $1.15 billion in the first six months of 2012 and is the result of severe weather experienced.

Combined ratio  Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined in the Property-Liability Operations section of the MD&A.

	Three months ended June 30,							Six months ended June 30,
	Loss ratio (1)		Effect of catastrophe losses on combined ratio		Effect of prior year reserve reestimates on combined ratio		Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio	Loss ratio (1)		Effect of catastrophe losses on combined ratio		Effect of prior year reserve reestimates on combined ratio		Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio
	2012	2011	2012	2011	2012	2011	2012	2012	2011	2012	2011	2012	2011	2012
Allstate brand loss ratio:
Standard auto	69.9	73.2	3.9	6.7	(2.0)	(2.2)		69.8	71.7	2.6	3.6	(1.6)	(1.3)
Non-standard auto	60.9	69.3	1.6	3.9	(1.6)	(1.0)		64.0	67.0	0.8	1.9	(0.8)	(2.2)
Homeowners	81.9	171.1	40.2	123.2	(3.5)	0.3		69.2	119.7	26.4	70.6	(5.7)	(1.2)
Other personal lines	63.3	100.5	7.2	35.3	(2.9)	6.1		58.6	83.9	5.1	21.1	(4.8)	4.3

Total Allstate brand loss ratio	71.9	98.7	12.9	36.8	(2.5)	(0.8)		68.4	84.0	8.5	21.0	(2.9)	(0.8)
Allstate brand expense ratio	25.1	24.6	--	--	--	--	0.1	25.4	25.0	--	--	--	--	0.1
Allstate brand combined ratio	97.0	123.3	12.9	36.8	(2.5)	(0.8)	0.1	93.8	109.0	8.5	21.0	(2.9)	(0.8)	0.1

Encompass brand loss ratio:
Standard auto	81.7	78.7	2.6	3.2	--	--		79.9	77.1	1.6	1.6	0.3	1.6
Non-standard auto	--	100.0	--	--	--	(100.0)		--	100.0	--	--	--	(50.0)
Homeowners	66.7	107.7	15.1	61.5	(4.3)	(1.1)		61.1	86.8	10.8	39.0	(3.2)	--
Other personal lines	43.5	104.3	--	17.4	(21.7)	--		65.2	84.8	--	13.0	(13.0)	(4.3)

Total Encompass brand loss ratio	73.3	90.7	6.7	24.1	(3.7)	(0.7)		72.1	81.1	4.7	15.0	(2.2)	0.4
Encompass brand expense ratio	28.6	29.3	--	--	--	--	--	28.6	29.0	--	--	--	--	--
Encompass brand combined ratio	101.9	120.0	6.7	24.1	(3.7)	(0.7)	--	100.7	110.1	4.7	15.0	(2.2)	0.4	--

Esurance brand loss ratio:
Standard auto	76.1	--	2.6	--	--	--		74.5	--	1.5	--	--	--

Total Esurance brand loss ratio	76.1	--	2.6	--	--	--		74.5	--	1.5	--	--	--
Esurance brand expense ratio	40.6	--	--	--	--	--	8.1	47.5	--	--	--	--	--	13.0
Esurance brand combined ratio	116.7	--	2.6	--	--	--	8.1	122.0	--	1.5	--	--	--	13.0

Allstate Protection loss ratio	72.1	98.4	12.3	36.2	(2.4)	(0.8)		68.8	83.9	8.1	20.7	(2.8)	(0.7)
Allstate Protection expense ratio	25.8	24.8	--	--	--	--	0.4	26.2	25.1	--	--	--	--	0.6
Allstate Protection combined ratio	97.9	123.2	12.3	36.2	(2.4)	(0.8)	0.4	95.0	109.0	8.1	20.7	(2.8)	(0.7)	0.6

(1)	Ratios are calculated using the premiums earned for the respective line of business.

Standard auto loss ratio for the Allstate brand decreased 3.3 points in the second quarter of 2012 compared to the same period of 2011 primarily due to lower catastrophe losses.   Standard auto loss ratio for the Allstate brand decreased 1.9 points in the first six months of 2012 compared to the same period of 2011 primarily due to lower catastrophe losses and favorable reserve reestimates.  Excluding the impact of catastrophe losses, the Allstate brand standard auto loss ratio improved 0.5 points and 0.9 points in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011.  Florida and New York results have shown improvement with loss ratios, including prior year reserve reestimates, of 66.6 and 67.7, respectively, in the second quarter of 2012 compared to 73.6 and 68.2, respectively, in the second quarter of 2011, and 69.0 and 66.4, respectively, in the first six months of 2012 compared to 75.5 and 74.2, respectively, in the first six months of 2011.  Although the combined impact of these two states on countrywide results has improved as a result of management actions, including rate increases, underwriting restrictions, increased claims staffing and review, and on-going efforts to combat fraud and abuse, we continue to focus on profitability given ongoing developments in these two states.  In the second quarter of 2012, claim frequencies in the bodily injury and physical damage coverages increased compared to the same periods of 2011.  In the first six months of 2012, claim frequencies in the bodily injury and physical damage coverages decreased compared to the same periods of 2011.  Bodily injury and physical damage coverages severity results in the second quarter and first six months of 2012 increased in line with historical Consumer Price Index trends.

Homeowners loss ratio for the Allstate brand decreased 89.2 points to 81.9 in the second quarter of 2012 from 171.1 in the second quarter of 2011, and 50.5 points to 69.2 in the first six months of 2012 from 119.7 in the first six months of 2011 due to lower catastrophe losses and average earned premiums increasing faster than loss costs.

Expense ratio for Allstate Protection increased 1.0 points and 1.1 points in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011.  The increase in both periods was primarily due to additional marketing costs and the amortization of purchased intangible assets related to Esurance in the current year period.  Esurance present value of future profits balance of $21 million as of December 31, 2011 was fully amortized in first quarter 2012.  Other costs and expenses include Esurance advertising expense in the second quarter and first six months of 2012 which had a 16.2 point and 18.2 point impact on the Esurance brand expense ratio, respectively, and a 0.6 point and 0.6 point impact on the Allstate Protection expense ratio, respectively.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three months ended June 30,
	Allstate brand		Encompass brand		Esurance brand	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Amortization of DAC	13.2	13.2	17.5	17.8	2.6	13.0	13.4
Other costs and expenses	11.6	11.2	11.1	11.5	29.9	12.2	11.2
Business combination expenses and amortization of purchased intangible assets	0.1	--	--	--	8.1	0.4	--
Restructuring and related charges	0.2	0.2	--	--	--	0.2	0.2
Total expense ratio	25.1	24.6	28.6	29.3	40.6	25.8	24.8

	Six months ended June 30,
	Allstate brand		Encompass brand		Esurance brand	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Amortization of DAC	13.2	13.2	17.4	17.4	2.4	12.9	13.4
Other costs and expenses	12.0	11.6	11.2	11.6	32.1	12.6	11.5
Business combination expenses and amortization of purchased intangible assets	0.1	--	--	--	13.0	0.6	--
Restructuring and related charges	0.1	0.2	--	--	--	0.1	0.2
Total expense ratio	25.4	25.0	28.6	29.0	47.5	26.2	25.1

Allstate Protection Reinsurance

Our catastrophe reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide.  Our program is designed to provide reinsurance protection for catastrophes including storms named or numbered by the National Weather Service, fires following earthquakes, earthquakes and wildfires.  These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our customers.

During the second quarter of 2012, we placed the Florida component of our reinsurance program.  The Florida component of our reinsurance program is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state.  It comprises five contracts which reinsures Castle Key Insurance Company and Castle Key Indemnity Company for personal lines property excess catastrophe losses in Florida caused by multiple perils including hurricanes, windstorms, hail, tornados, earthquakes, fires following earthquakes, riots, freeze, and wildfires.  The agreement is effective June 1, 2012 for a one year term and incorporates the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (“FHCF”) for hurricanes losses.  The FHCF coverage includes an estimated maximum provisional limit of 90% of $269.6 million or $242.6 million, in excess of a provisional retention of $105.4 million, and also includes reimbursement of eligible loss adjustment expenses of 5%.  The limit and retention of the FHCF coverage are subject to re-measurement based on June 30th exposure data.  In addition, the FHCF’s retention is subject to adjustment upward or downward to an actual retention based on submitted exposures to the FHCF by all participants.  For each of the two largest hurricanes, the provisional retention is $105.4 million and a retention equal to one third of that amount, or approximately $35.1 million, is applicable to all other hurricanes for the season beginning June 1, 2012.  This year the Castle Key Group elected not to participate in the FHCF’s temporary increase in coverage limit (“TICL”) but instead purchased an all perils reinsurance contract with limits equal to that provided by TICL (“Replacement TICL”) in the global reinsurance market.  The contracts comprising the Florida component of the program are listed and described below:

•                  Below FHCF - provides coverage on $75.4 million of losses in excess of $30 million and is 100% placed.  The first reinstatement of limits is prepaid and the second and final reinstatement requires additional premium.

•                  Mandatory FHCF - provides 90% of $269.6 million excess of $105.4 million with no reinstatement of limits.

•                  FHCF Sliver - provides coverage on the 10% co-participation of the mandatory FHCF coverage payout up to $27 million with no reinstatement of limits.

•                  Replacement TICL - provides coverage of $63.5 million of losses in excess of $105.4 million (the FHCF retention), and in excess of an estimated $269.6 million (the mandatory FHCF and the FHCF Sliver payouts).  The contract is 100% placed with no reinstatement of limits.

•                  Excess - provides coverage of $257.1 million of losses in excess of $105.4 million (the FHCF retention), and in excess of an estimated $333.1 million equivalent to $269.6 million (the mandatory FHCF coverage and the FHCF Sliver payouts) and $63.5 million (the Replacement TICL).  This contract is 100% placed with one reinstatement of limits.

We estimate that the total annualized cost of all catastrophe reinsurance programs for the year beginning June 1, 2012 will be approximately $533 million compared to $555 million annualized cost for the year beginning June 1, 2011.  The total cost of our property catastrophe reinsurance programs during the first and second quarter of 2012 was $138 million and $137 million, respectively.  The total cost of our catastrophe reinsurance programs during 2011 was $138 million in the first quarter, $142 million in the second quarter, $142 million in the third quarter and $136 million in the fourth quarter.  These quarterly costs reflect premium re-measurements recognized in the quarter.  We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

Reserve reestimates  The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2012 and 2011, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2012	2011
Auto	$11,404	$11,034
Homeowners	2,439	2,442
Other personal lines	2,237	2,141
Total Allstate Protection	$16,080	$15,617

($ in millions, except ratios)	Three months ended June 30,				Six months ended June 30,
	Reserve reestimates (1) (2)		Effect on combined ratio (2)		Reserve reestimates (1) (2)		Effect on combined ratio (2)
	2012	2011	2012	2011	2012	2011	2012	2011
Auto	$(83)	$(90)	(1.3)	(1.4)	$(131)	$(109)	(1.0)	(0.8)
Homeowners	(56)	3	(0.8)	--	(175)	(35)	(1.3)	(0.3)
Other personal lines	(22)	36	(0.3)	0.6	(62)	49	(0.5)	0.4
Total Allstate Protection (3)	$(161)	$(51)	(2.4)	(0.8)	$(368)	$(95)	(2.8)	(0.7)

Allstate brand	$(151)	$(49)	(2.3)	(0.8)	$(356)	$(97)	(2.7)	(0.7)
Encompass brand	(10)	(2)	(0.1)	--	(12)	2	(0.1)	--
Esurance brand	--	--	--	--	--	--	--	--
Total Allstate Protection (3)	$(161)	$(51)	(2.4)	(0.8)	$(368)	$(95)	(2.8)	(0.7)

(1) Favorable reserve reestimates are shown in parentheses.

(2) Discontinued Lines and Coverages segment reserve reestimates in the three months and six months ended June 30, 2012 totaled $3 million and $6 million unfavorable, respectively, compared to $4 million and $7 million unfavorable in the three months and six months ended June 30, 2011, respectively.  There was no effect on the combined ratio for the three months ended June 30, 2012.  The effect on the combined ratio totaled 0.1 in six months ended June 30, 2012.  The effect on the combined ratio totaled 0.1 in the three months ended June 30, 2011.  There was no effect on the combined ratio in the six months ended June 30, 2011.

(3) Reserve reestimates included in catastrophe losses totaled $93 million and $254 million favorable in the three months and six months ended June 30, 2012, respectively, compared to $17 million and $51 million favorable in the three months and six months ended June 30, 2011, respectively.

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Premiums written	$--	$--	$1	$(1)
Premiums earned	$--	$--	$--	$(1)
Claims and claims expense	(2)	(3)	(5)	(7)
Operating costs and expenses	(2)	(1)	(2)	(2)
Underwriting loss	$(4)	$(4)	$(7)	$(10)

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income increased 13.5% or $42 million to $352 million in the second quarter of 2012 from $310 million in the second quarter of 2011, and increased 12.0% or $71 million to $665 million in the first six months of 2012 from $594 million in the first six months of 2011.  The increase in both periods resulted from income from limited partnerships and higher average investment balances, partially offset by lower fixed income yields.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Impairment write-downs	$(43)	$(27)	$(62)	$(91)
Change in intent write-downs	(1)	(11)	(29)	(38)
Net other-than-temporary impairment losses recognized in earnings	(44)	(38)	(91)	(129)
Sales	60	29	297	201
Valuation of derivative instruments	1	(12)	4	14
Settlements of derivative instruments	2	(7)	(2)	(102)
EMA limited partnership income (1)	--	20	--	65
Realized capital gains and losses, pre-tax	19	(8)	208	49
Income tax (expense) benefit	(7)	2	(72)	(17)
Realized capital gains and losses, after-tax	$12	$(6)	$136	$32

(1) Income from limited partnerships accounted for under the equity method of accounting (“EMA”) is reported in net investment income in 2012 and realized capital gains and losses in 2011.

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•                  Net income was $132 million and $244 million in the second quarter and first six months of 2012, respectively, compared to $161 million and $263 million in the second quarter and first six months of 2011, respectively.

•                  Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $540 million in the second quarter of 2012, an increase of 3.1% from the prior year period, and $1.08 billion in the first six months of 2012, an increase of 3.3% from the prior year period.

•                  Investments totaled $57.73 billion as of June 30, 2012, reflecting an increase in carrying value of $361 million from $57.37 billion as of December 31, 2011.  Net investment income decreased 4.5% to $663 million in the second quarter of 2012 and 2.0% to $1.35 billion in the first six months of 2012 from $694 million and $1.38 billion in the second quarter and first six months of 2011, respectively.

•                  Net realized capital gains totaled $8 million in the second quarter of 2012 compared to $62 million in the second quarter of 2011. Net realized capital losses totaled $13 million in the first six months of 2012 compared to net realized capital gains of $101 million in the first six months of 2011.

•                  Contractholder funds totaled $40.83 billion as of June 30, 2012, reflecting decreases of $1.50 billion from $42.33 billion as of December 31, 2011 and $4.25 billion from $45.08 billion as of June 30, 2011.

ALLSTATE FINANCIAL SEGMENT

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Life and annuity premiums and contract charges	$559	$547	$1,112	$1,116
Net investment income	663	694	1,350	1,378
Realized capital gains and losses	8	62	(13)	101
Total revenues	1,230	1,303	2,449	2,595

Costs and expenses
Life and annuity contract benefits	(462)	(422)	(901)	(876)
Interest credited to contractholder funds	(366)	(417)	(744)	(835)
Amortization of DAC	(77)	(93)	(178)	(213)
Operating costs and expenses	(135)	(135)	(277)	(267)
Restructuring and related charges	--	--	--	2
Total costs and expenses	(1,040)	(1,067)	(2,100)	(2,189)

Gain (loss) on disposition of operations	3	7	6	(13)
Income tax expense	(61)	(82)	(111)	(130)
Net income	$132	$161	$244	$263

Investments as of June 30			$57,734	$59,659

Net income
Life insurance	$66		$123
Accident and health insurance	22		39
Annuities and institutional products	44		82
Net income	$132		$244

Net income was $132 million in the second quarter of 2012 compared to $161 million in the same period of 2011.  The $29 million decrease was primarily due to lower net realized capital gains, higher life and annuity contract benefits and lower net investment income, partially offset by decreased interest credited to contractholder funds.

Net income was $244 million in the first six months of 2012 compared to $263 million in the first six months of 2011.  The $19 million decrease was primarily due to net realized capital losses in the current year compared to net realized capital gains in the prior year and lower net investment income, partially offset by decreased interest credited to contractholder funds and lower amortization of DAC.

Analysis of revenues   Total revenues decreased 5.6% or $73 million in the second quarter of 2012 compared to the same period of 2011 due to lower net realized capital gains and lower net investment income.  Total revenues decreased 5.6% or $146 million in the first six months of 2012 compared to the same period of 2011 due to net realized capital losses in the current year compared to net realized capital gains in the prior year and lower net investment income.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Underwritten products
Traditional life insurance premiums	$117	$109	$230	$217
Accident and health insurance premiums	160	162	322	323
Interest-sensitive life insurance contract charges	263	253	523	501
Subtotal	540	524	1,075	1,041

Annuities
Immediate annuities with life contingencies premiums	14	15	26	58
Other fixed annuity contract charges	5	8	11	17
Subtotal	19	23	37	75

Life and annuity premiums and contract charges (1)	$559	$547	$1,112	$1,116

(1) Contract charges related to the cost of insurance totaled $173 million and $162 million in the second quarter of 2012 and 2011, respectively, and $343 million and $324 million in the first six months of 2012 and 2011, respectively.

Total premiums and contract charges increased 2.2% in the second quarter of 2012 compared to the same period of 2011 primarily due to higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders and lower reinsurance ceded, and increased traditional life insurance premiums due to higher sales through Allstate agencies and lower reinsurance premiums ceded.  Total premiums and contract charges decreased 0.4% in the first six months of 2012 compared to the same period of 2011 due to lower sales of immediate annuities with life contingencies, partially offset by higher contract charges on interest-sensitive life insurance products and increased traditional life insurance premiums.  Sales of immediate annuities with life contingencies fluctuate with changes in our pricing competitiveness relative to other insurers.

Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance, fixed annuities, funding agreements and, prior to December 31, 2011, bank deposits.  The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.  The following table shows the changes in contractholder funds.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Contractholder funds, beginning balance	$41,603	$46,834	$42,332	$48,195

Deposits
Fixed annuities	185	142	338	306
Interest-sensitive life insurance	335	316	667	646
Bank deposits	--	97	--	309
Total deposits	520	555	1,005	1,261

Interest credited	369	413	748	823

Maturities, benefits, withdrawals and other adjustments
Maturities of and interest payments on institutional products	(88)	(306)	(89)	(793)
Benefits	(331)	(367)	(688)	(739)
Surrenders and partial withdrawals	(949)	(1,513)	(1,892)	(2,532)
Bank withdrawals	--	(210)	--	(484)
Contract charges	(266)	(255)	(530)	(506)
Net transfers from separate accounts	2	3	4	6
Fair value hedge adjustments for institutional products	--	--	--	(34)
Other adjustments (1)	(28)	(76)	(58)	(119)
Total maturities, benefits, withdrawals and other adjustments	(1,660)	(2,724)	(3,253)	(5,201)
Contractholder funds, ending balance	$40,832	$45,078	$40,832	$45,078

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

Contractholder funds decreased 1.9% and 3.5% in the second quarter and first six months of 2012, respectively, compared to decreases of 3.7% and 6.5% in the second quarter and first six months of 2011, respectively, reflecting our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 10.3% and 10.8% in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011.

Contractholder deposits decreased 6.3% and 20.3% in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011 primarily due to the absence of Allstate Bank deposits in the current year period, partially offset by increased fixed annuity deposits due to new equity-indexed annuity products launched in second quarter 2012.  In September 2011, Allstate Bank stopped opening new customer accounts and all funds were returned to Allstate Bank account holders prior to December 31, 2011.

Maturities of and interest payments on institutional products decreased 71.2% to $88 million in the second quarter of 2012 and 88.8% to $89 million in the first six months of 2012 from $306 million and $793 million in the same periods of 2011, respectively, reflecting the continuing decline in these obligations.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 37.3% to $949 million in the second quarter of 2012 and 25.3% to $1.89 billion in the first six months of 2012 from $1.51 billion and $2.53 billion in the second quarter and first six months of 2011, respectively.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.7% in the first six months of 2012 compared to 12.9% in the same period of 2011.

Net investment income decreased 4.5% or $31 million to $663 million in the second quarter of 2012 and 2.0% or $28 million to $1.35 billion in the first six months of 2012 from $694 million and $1.38 billion in the second quarter and first six months of 2011, respectively, primarily due to lower average investment balances and lower yields on fixed income securities, partially offset by income from limited partnerships.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Impairment write-downs	$(6)	$(43)	$(26)	$(93)
Change in intent write-downs	--	(5)	(16)	(47)
Net other-than-temporary impairment losses recognized in earnings	(6)	(48)	(42)	(140)
Sales	10	112	2	223
Valuation of derivative instruments	(11)	(38)	(3)	(42)
Settlements of derivative instruments	15	4	30	10
EMA limited partnership income (1)	--	32	--	50
Realized capital gains and losses, pre-tax	8	62	(13)	101
Income tax (expense) benefit	(3)	(22)	4	(36)
Realized capital gains and losses, after-tax	$5	$40	$(9)	$65

__________________

(1) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses   Total costs and expenses decreased 2.5% or $27 million in the second quarter of 2012 and 4.1% or $89 million in the first six months of 2012 compared to the same periods of 2011 primarily due to lower interest credited to contractholder funds and amortization of DAC.

Life and annuity contract benefits increased 9.5% or $40 million in the second quarter of 2012 and 2.9% or $25 million in the first six months of 2012 compared to the same periods of 2011 primarily due to worse mortality experience on life insurance and immediate annuities with life contingencies.  The increase in the first six months of 2012 was partially offset by lower sales of immediate annuities with life contingencies.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $136 million and $270 million in the second quarter and first six months of 2012, respectively, compared to $135 million and $270 million in the second quarter and first six months of 2011, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Life insurance	$87	$98	$178	$191
Accident and health insurance	72	71	145	145
Annuities	(21)	(8)	(33)	(20)
Total benefit spread	$138	$161	$290	$316

Benefit spread decreased 14.3% or $23 million in the second quarter of 2012 and 8.2% or $26 million in the first six months of 2012 compared to the same periods of 2011.  The decrease in both periods was primarily due to worse mortality experience on life insurance and annuities, partially offset by higher cost of insurance contract charges on interest-sensitive life insurance and lower reinsurance premiums ceded on life insurance.

Interest credited to contractholder funds decreased 12.2% or $51 million in the second quarter of 2012 and 10.9% or $91 million in the first six months of 2012 compared to the same periods of 2011 primarily due to lower average contractholder funds and lower interest crediting rates on deferred fixed annuities, interest-sensitive life insurance and immediate fixed annuities.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $4 million and $14 million in the second quarter and first six months of 2012, respectively, compared to a $4 million increase and an $8 million decrease in the second quarter and first six months of 2011, respectively.  Amortization of deferred sales inducement costs was $1 million and $2 million in the second quarter and first six months of 2012, respectively, compared to $5 million and $15 million in the second quarter and first six months of 2011, respectively.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Annuities and institutional products	$67	$51	$154	$99
Life insurance	20	14	38	25
Accident and health insurance	6	5	12	10
Allstate Bank products	--	6	--	14
Net investment income on investments supporting capital	68	66	132	125
Total investment spread	$161	$142	$336	$273

Investment spread increased 13.4% or $19 million in the second quarter of 2012 and 23.1% or $63 million in the first six months of 2012 compared to the same periods of 2011 due to income from limited partnerships and lower crediting rates, partially offset by lower yields on fixed income securities and the continued managed reduction in our spread-based business in force.  Also contributing to the increase in the first six months of 2012 was the termination of interest rate swaps in first quarter 2011.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2012	2011	2012	2011	2012	2011
Interest-sensitive life insurance	5.3%	5.5%	4.0%	4.2%	1.3%	1.3%
Deferred fixed annuities and institutional products	4.6	4.6	3.2	3.3	1.4	1.3
Immediate fixed annuities with and without life contingencies	6.9	6.4	6.2	6.3	0.7	0.1
Investments supporting capital, traditional life and other products	3.9	3.8	n/a	n/a	n/a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2012	2011	2012	2011	2012	2011
Interest-sensitive life insurance	5.4%	5.5%	4.1%	4.2%	1.3%	1.3%
Deferred fixed annuities and institutional products	4.6	4.6	3.2	3.3	1.4	1.3
Immediate fixed annuities with and without life contingencies	7.3	6.3	6.1	6.3	1.2	--
Investments supporting capital, traditional life and other products	3.9	3.7	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	June 30,
	2012	2011
Immediate fixed annuities with life contingencies	$8,870	$8,768
Other life contingent contracts and other	5,770	4,983
Reserve for life-contingent contract benefits	$14,640	$13,751

Interest-sensitive life insurance	$10,912	$10,728
Deferred fixed annuities	23,739	27,263
Immediate fixed annuities without life contingencies	3,840	3,782
Institutional products	1,850	1,915
Allstate Bank products	--	923
Other	491	467
Contractholder funds	$40,832	$45,078

Amortization of DAC decreased 17.2% or $16 million in the second quarter of 2012 and 16.4% or $35 million in the first six months of 2012 compared to the same periods of 2011.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$76	$87	$162	$170
Amortization relating to realized capital gains and losses(1) and valuation changes on embedded derivatives that are not hedged	1	6	16	36
Amortization acceleration for changes in assumptions (“DAC unlocking”)	--	--	--	7
Total amortization of DAC	$77	$93	$178	$213
_______________

(1)   The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease in amortization of DAC in the second quarter and first six months of 2012 compared to the same periods of 2011 was primarily due to decreased amortization relating to realized capital gains and losses, and decreased amortization on fixed annuity products due to the DAC balance for contracts issued prior to 2010 being fully amortized.  In 2012, we plan to complete our annual comprehensive DAC review in the third quarter.

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

Operating costs and expenses were comparable in the second quarter of 2012 and increased 3.7% or $10 million in the first six months of 2012 compared to the same periods of 2011.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Non-deferrable commissions	$26	$26	$51	$54
General and administrative expenses	95	95	197	184
Taxes, licenses and fees	14	14	29	29
Total operating costs and expenses	$135	$135	$277	$267

Restructuring and related charges	$--	$--	$--	$(2)

General and administrative expenses increased 7.1% or $13 million in the first six months of 2012 compared to the same period of 2011 primarily due to lower reinsurance expense allowances, increased marketing costs, reduced insurance department assessments in the prior year period and higher employee related expenses, partially offset by lower pension costs and the elimination of expenses following our exit from the banking business in 2011.

Gain on disposition of $6 million in the first six months of 2012 relates to the amortization of the deferred gain from the disposition through reinsurance of substantially all of our variable annuity business in 2006.  Loss on disposition of $13 million in the first six months of 2011 included $21 million related to the dissolution of Allstate Bank.  In 2011, after receiving regulatory approval to dissolve, Allstate Bank ceased operations.  We canceled the bank’s charter in March 2012 and effective July 1, 2012 The Allstate Corporation is no longer a savings and loan holding company.

INVESTMENTS HIGHLIGHTS

•                  Investments totaled $97.32 billion as of June 30, 2012, an increase of 1.8% from $95.62 billion as of December 31, 2011.

•                  Unrealized net capital gains totaled $4.24 billion as of June 30, 2012, increasing from $2.88 billion as of December 31, 2011.

•                  Net investment income was $1.03 billion in the second quarter of 2012, an increase of 0.6% from $1.02 billion in the second quarter of 2011, and $2.04 billion in the first six months of 2012, an increase of 1.7% from $2.00 billion in the first six months of 2011.

•                  Net realized capital gains were $27 million in the second quarter of 2012 compared to $57 million in the second quarter of 2011, and $195 million in the first six months of 2012 compared to $153 million in the first six months of 2011.

INVESTMENTS

The composition of the investment portfolios as of June 30, 2012 is presented in the table below.

($ in millions)	Property-Liability (5)			Allstate Financial (5)			Corporate and Other (5)		Total
		Percent to total			Percent to total			Percent to total		Percent to total
Fixed income securities (1)	$29,493	79.	1%	$46,419	80.	4%	$2,014	87.6%	$77,926	80.	1%
Equity securities (2)	3,470	9.	3	211	0.	4	--	--	3,681	3.	8
Mortgage loans	494	1.	3	6,434	11.	1	--	--	6,928	7.	1
Limited partnership interests (3)	2,877	7.	7	1,806	3.	1	11	0.5	4,694	4.	8
Short-term (4)	699	1.	9	893	1.	6	275	11.9	1,867	1.	9
Other	253	0.	7	1,971	3.	4	--	--	2,224	2.	3
Total	$37,286	100.	0%	$57,734	100.	0%	$2,300	100.0%	$97,320	100.	0%

_______________

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $28.47 billion, $43.49 billion and $1.96 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2) Equity securities are carried at fair value.  Cost basis for these securities was $3.27 billion and $160 million for Property-Liability and Allstate Financial, respectively.

(3) We have commitments to invest in additional limited partnership interests totaling $1.38 billion and $714 million for Property-Liability and Allstate Financial, respectively.

(4) Short-term investments are carried at fair value.  Amortized cost basis for these investments was $699 million, $893 million and $275 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(5)  Balances reflect the elimination of related party investments between segments.

Total investments increased to $97.32 billion as of June 30, 2012, from $95.62 billion as of December 31, 2011, primarily due to higher valuations of fixed income securities, partially offset by net reductions in contractholder funds.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically referenced as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation of fixed income securities for the six months ended June 30, 2012 was due to decreasing risk-free interest rates and tightening credit spreads.

The Property-Liability investment portfolio increased to $37.29 billion as of June 30, 2012, from $36.00 billion as of December 31, 2011, primarily due to higher valuations of fixed income and equity securities and positive operating cash flows, partially offset by dividends paid by Allstate Insurance Company (“AIC”) to its parent, The Allstate Corporation (the “Corporation”).

The Allstate Financial investment portfolio increased to $57.73 billion as of June 30, 2012, from $57.37 billion as of December 31, 2011, primarily due to higher valuations of fixed income securities, partially offset by net reductions in contractholder funds of $1.50 billion.

The Corporate and Other investment portfolio increased to $2.30 billion as of June 30, 2012, from $2.25 billion as of December 31, 2011, primarily due to the proceeds of $500 million of senior notes issued in January 2012 and dividends of $450 million paid by AIC to the Corporation, partially offset by share repurchases, repayment of $350 million of debt, dividends paid to shareholders and interest paid on debt.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of June 30, 2012	Percent to total investments	Fair value as of December 31, 2011	Percent to total investments
U.S. government and agencies	$5,246	5.4%	$6,315	6.6%
Municipal	13,892	14.3	14,241	14.9
Corporate	47,254	48.5	43,581	45.6
Foreign government	2,169	2.2	2,081	2.2
Residential mortgage-backed securities (“RMBS”)	3,675	3.8	4,121	4.3
Commercial mortgage-backed securities (“CMBS”)	1,716	1.8	1,784	1.9
Asset-backed securities (“ABS”)	3,949	4.1	3,966	4.1
Redeemable preferred stock	25	--	24	--
Total fixed income securities	$77,926	80.1%	$76,113	79.6%

As of June 30, 2012, 90.7% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of June 30, 2012.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$5,246	$374	$--	$--	$--	$--

Municipal
Tax exempt	1,195	48	4,316	210	1,996	119
Taxable	233	33	2,780	402	1,057	116
Auction rate securities (“ARS”)	264	(19)	203	(31)	23	(3)

Corporate
Public	907	70	2,525	182	12,360	1,017
Privately placed	1,139	66	1,453	106	4,069	343

Foreign government	823	125	406	27	523	39

RMBS
U.S. government sponsored entities (“U.S. Agency”)	1,726	68	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	143	4	27	1	159	2
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	10	--	60	1
Subprime residential mortgage-backed securities (“Subprime”)	--	--	27	(4)	36	(8)

CMBS	869	43	170	3	193	(12)

ABS
Collateralized debt obligations (“CDO”)	140	1	697	(15)	279	(54)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,235	42	373	5	487	8

Redeemable preferred stock	--	--	1	--	--	--

Total fixed income securities	$13,920	$855	$12,988	$886	$21,242	$1,568

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$5,246	$374

Municipal
Tax exempt	813	25	399	(43)	8,719	359
Taxable	367	(13)	103	(12)	4,540	526
ARS	41	(7)	102	(20)	633	(80)

Corporate
Public	13,215	874	3,111	74	32,118	2,217
Privately placed	6,893	283	1,582	10	15,136	808

Foreign government	417	36	--	--	2,169	227

RMBS
U.S. Agency	--	--	--	--	1,726	68
Prime	23	--	440	(4)	792	3
Alt-A	45	--	388	(43)	503	(42)
Subprime	37	(11)	554	(218)	654	(241)

CMBS	237	(41)	247	(108)	1,716	(115)

ABS
CDO	152	(44)	274	(51)	1,542	(163)
Consumer and other ABS	297	6	15	(3)	2,407	58

Redeemable preferred stock	24	2	--	--	25	2

Total fixed income securities	$22,561	$1,110	$7,215	$(418)	$77,926	$4,001

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $13.89 billion as of June 30, 2012 with an unrealized net capital gain of $805 million.  The municipal bond portfolio includes general obligations of state and local issuers, revenue bonds (including pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

Corporate bonds, including publicly traded and privately placed, totaled $47.25 billion as of June 30, 2012 with an unrealized net capital gain of $3.03 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $3.68 billion, with 62.4% rated investment grade, as of June 30, 2012.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with the U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $212 million as of June 30, 2012 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio. Wider spreads are largely due to the risk associated with the underlying collateral supporting certain RMBS securities.  The following table shows our RMBS portfolio as of June 30, 2012 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2012	$293	$1	$--	$--	$--	$--	$--	$--	$293	$1
2011	32	--	--	--	--	--	--	--	32	--
2010	25	--	147	3	47	2	--	--	219	5
2009	202	7	47	--	7	--	--	--	256	7
2008	292	13	--	--	--	--	--	--	292	13
2007	87	4	161	6	61	(12)	188	(70)	497	(72)
2006	76	4	146	3	137	(15)	122	(40)	481	(48)
2005	234	10	137	(9)	120	(10)	183	(72)	674	(81)
Pre-2005	485	29	154	--	131	(7)	161	(59)	931	(37)
Total	$1,726	$68	$792	$3	$503	$(42)	$654	$(241)	$3,675	$(212)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $482 million and $172 million of first lien and second lien securities, respectively.

CMBS totaled $1.72 billion, with 85.6% rated investment grade, as of June 30, 2012.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 93.2% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio as of June 30, 2012 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2011	$4	$--
2010	25	2
2007	289	(7)
2006	532	(92)
2005	246	(29)
Pre-2005	620	11
Total CMBS	$1,716	$(115)

The unrealized net capital loss of $115 million as of June 30, 2012 on our CMBS portfolio was the result of wider credit spreads than at initial purchase in our 2005-2007 vintage year CMBS.  Wider spreads are largely due to the risk associated with the underlying collateral supporting these CMBS securities.

ABS, including CDO and Consumer and other ABS, totaled $3.95 billion, with 92.7% rated investment grade, as of June 30, 2012.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $105 million as of June 30, 2012 on our ABS portfolio was primarily the result of wider credit spreads than at initial purchase.

CDO totaled $1.54 billion, with 82.2% rated investment grade, as of June 30, 2012.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.24 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $65 million.  Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans.  The underlying collateral is generally actively managed by external managers that monitor the collateral’s performance and is well diversified across industries and among issuers.  The remaining $306 million of securities consisted of synthetic CDO, trust preferred CDO, market value CDO, project finance CDO, collateralized bond obligations and other CLO with unrealized losses of $98 million.

Consumer and other ABS totaled $2.41 billion, with 99.4% rated investment grade, as of June 30, 2012.  Consumer and other ABS consists of $575 million of consumer auto and $1.83 billion of other ABS with unrealized gains of $7 million and $51 million, respectively.

Mortgage loans  Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $6.93 billion as of June 30, 2012, compared to $7.14 billion as of December 31, 2011, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.

For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of June 30, 2012.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$910	$398	$49	$6	$1,363
Equity method of accounting (“EMA”)	1,162	960	528	681	3,331
Total	$2,072	$1,358	$577	$687	$4,694

Number of managers	93	46	14	11
Number of individual funds	154	97	50	21
Largest exposure to single fund	$50	$208	$81	$58

The following table shows the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended June 30,
	2012				2011
	Cost	EMA (1)	Total income	Impairment write-downs	Cost	EMA (1)	Total income	Impairment write-downs (1)
Private equity/debt funds	$21	$52	$73	$1	$18	$33	$51	$(1)
Real estate funds	2	37	39	(2)	--	19	19	--
Hedge funds	--	1	1	--	--	5	5	--
Tax credit funds	--	(6)	(6)	--	--	(2)	(2)	--
Total	$23	$84	$107	$(1)	$18	$55	$73	$(1)

	Six months ended June 30,
	2012				2011
	Cost	EMA (1)	Total income	Impairment write-downs	Cost	EMA (1)	Total income	Impairment write-downs (1)
Private equity/debt funds	$33	$112	$145	$--	$27	$52	$79	$(2)
Real estate funds	3	67	70	(3)	1	27	28	--
Hedge funds	--	11	11	--	--	41	41	--
Tax credit funds	--	(10)	(10)	--	--	(2)	(2)	--
Total	$36	$180	$216	$(3)	$28	$118	$146	$(2)

(1)	Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Limited partnership interests, excluding impairment write-downs, produced income of $107 million and $216 million in the three months and six months ended June 30, 2012, respectively, compared to $73 million and $146 million in the three months and six months ended June 30, 2011, respectively.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $4.24 billion as of June 30, 2012 compared to $2.88 billion as of December 31, 2011.  The increase from December 31, 2011 for fixed income securities was due to decreasing risk-free interest rates and tightening credit spreads.  The improvement since December 31, 2011 for equity securities was primarily due to positive returns in the equity markets.  The following table presents unrealized net capital gains and losses.

($ in millions)	June 30, 2012	December 31, 2011
U.S. government and agencies	$374	$349
Municipal	805	607
Corporate	3,025	2,364
Foreign government	227	215
RMBS	(212)	(411)
CMBS	(115)	(178)
ABS	(105)	(214)
Redeemable preferred stock	2	2
Fixed income securities (1)	4,001	2,734
Equity securities	251	160
EMA limited partnerships	4	2
Derivatives	(16)	(17)
Unrealized net capital gains and losses, pre-tax	$4,240	$2,879

(1) Unrealized net capital gains and losses for fixed income securities as of June 30, 2012 and December 31, 2011 comprise $(162) million and $(267) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $4.16 billion and $3.00 billion, respectively, related to other unrealized net capital gains and losses.

The unrealized net capital gains for the fixed income portfolio totaled $4.00 billion and comprised $5.13 billion of gross unrealized gains and $1.13 billion of gross unrealized losses as of June 30, 2012.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $2.73 billion, comprised $4.40 billion of gross unrealized gains and $1.67 billion of gross unrealized losses as of December 31, 2011.

Gross unrealized gains and losses on fixed income securities by type and sector as of June 30, 2012 are provided in the table below.

($ in millions)	Par	Amortized	Gross unrealized		Fair	Amortized cost as a percent of	Fair value as a percent of
	value(1)	cost	Gains	Losses	value	par value(2)	par value(2)
Corporate:
Banking	$3,615	$3,598	$147	$(94)	$3,651	99.5%	101.0%
Utilities	7,631	7,645	773	(28)	8,390	100.2	109.9
Capital goods	5,261	5,298	446	(23)	5,721	100.7	108.7
Financial services	3,515	3,460	209	(22)	3,647	98.4	103.8
Consumer goods (cyclical and non-cyclical)	8,976	9,091	641	(14)	9,718	101.3	108.3
Basic industry	2,789	2,808	162	(12)	2,958	100.7	106.1
Transportation	1,913	1,917	181	(12)	2,086	100.2	109.0
Communications	3,055	3,060	203	(8)	3,255	100.2	106.5
Energy	3,992	4,041	277	(6)	4,312	101.2	108.0
Technology	2,072	2,104	134	(1)	2,237	101.5	108.0
Other	1,309	1,207	78	(6)	1,279	92.2	97.7
Total corporate fixed income portfolio	44,128	44,229	3,251	(226)	47,254	100.2	107.1

U.S. government and agencies	5,226	4,872	374	--	5,246	93.2	100.4
Municipal	14,676	13,087	991	(186)	13,892	89.2	94.7
Foreign government	1,999	1,942	227	--	2,169	97.1	108.5
RMBS	4,477	3,887	118	(330)	3,675	86.8	82.1
CMBS	1,905	1,831	56	(171)	1,716	96.1	90.1
ABS	4,256	4,054	110	(215)	3,949	95.3	92.8
Redeemable preferred stock	23	23	2	--	25	100.0	108.7
Total fixed income securities	$76,690	$73,925	$5,129	$(1,128)	$77,926	96.4	101.6

(1)

Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $488 million, $947 million, $3.10 billion and $382 million, respectively.

(2)

Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.5% for corporates, 101.2% for U.S. government and agencies, 102.1% for municipals and 104.4% for foreign governments.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 107.3% for corporates, 105.5% for U.S. government and agencies, 108.3% for municipals and 112.9% for foreign governments.

The banking, utilities, capital goods and financial services sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2012.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $251 million and comprised $361 million of gross unrealized gains and $110 million of gross unrealized losses as of June 30, 2012.  This is compared to an unrealized net capital gain for the equity portfolio totaling $160 million, comprised of $369 million of gross unrealized gains and $209 million of gross unrealized losses as of December 31, 2011.

As of June 30, 2012, the total fair value of our direct investments in fixed income and equity securities in the Eurozone (European Union member states using the Euro currency) is $1.63 billion, with net unrealized capital gains of $49 million, comprised of $86 million of gross unrealized gains and $37 million of gross unrealized losses.  The following table summarizes our total direct exposure related to the Eurozone and the “GIIPS” group of countries, including Greece, Ireland, Italy, Portugal and Spain.  As of June 30, 2012, we do not have any direct exposure to Greece.

($ in millions)	Banking		Corporate		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
GIIPS
Fixed income securities	$18	$(9)	$447	$(22)	$465	$(31)
Equity securities	--	--	1	--	1	--
Total	18	(9)	448	(22)	466	(31)

Eurozone non-GIIPS
Fixed income securities	124	(4)	956	(2)	1,080	(6)
Equity securities	--	--	88	--	88	--
Total	124	(4)	1,044	(2)	1,168	(6)
Total Eurozone	$142	$(13)	$1,492	$(24)	$1,634	$(37)

We have no sovereign debt investments in the Eurozone.  Other direct exposure to investments in fixed income and equity securities in European Union (“EU”) member states that do not use the Euro currency is $2.21 billion, with net unrealized capital gains of $137 million.  Remaining direct exposure to non-EU countries total $830 million, with net unrealized capital gains of $58 million.  The large majority of these investments are in multinational public companies with global revenue sources that are well diversified across region and sector, including a higher allocation to energy, capital goods, communications and non-cyclical consumer goods sectors.  We also have additional indirect and diversified exposures through investments in multinational equity funds and limited partnership interests that invest in Europe.  We estimate these indirect exposures do not exceed 1% of total investments.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position as of June 30, 2012 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

The following table summarizes the fair value and gross unrealized losses of fixed income securities in a gross unrealized loss position by type and investment grade classification as of June 30, 2012.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$185	$--	$--	$--	$185	$--
Municipal	1,551	(107)	371	(79)	1,922	(186)
Corporate	2,090	(167)	1,032	(59)	3,122	(226)
Foreign government	18	--	--	--	18	--
RMBS	167	(27)	920	(303)	1,087	(330)
CMBS	447	(59)	234	(112)	681	(171)
ABS	1,217	(133)	239	(82)	1,456	(215)
Total	$5,675	$(493)	$2,796	$(635)	$8,471	$(1,128)

We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from higher risk premiums since the time of initial purchase.  Wider spreads are largely due to the risk associated with the underlying collateral supporting certain residential and commercial mortgage-backed securities and macroeconomic conditions impacting certain sectors or asset classes.  Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a low risk of default.  Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher risk of default.  As of June 30, 2012, 35% of our below investment grade gross unrealized losses related to Subprime RMBS.

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

The non-credit-related unrealized losses for our structured securities, including our below investment grade Subprime, are heavily influenced by risk factors other than those related to our best estimate of future cash flows.  The difference between these securities’ original or current effective rates and the yields implied by their fair value indicates that a higher risk premium is included in the valuation of these securities than existed at purchase.  This risk premium represents the return that a market participant requires as compensation to assume the risk associated with the uncertainties regarding the future performance of the underlying collateral.  The risk premium is comprised of: default risk, which reflects the probability of default and the uncertainty related to collection of contractual principal and interest; liquidity risk, which reflects the risk associated with exiting the investment in an illiquid market, both in terms of timeliness and cost; and volatility risk, which reflects the potential valuation volatility during an investor’s holding period.  Other factors reflected in the risk premium include the costs associated with underwriting, monitoring and holding these types of complex securities.  Certain aspects of the default risk are included in the development of our best estimate of future cash flows, as appropriate.  Other aspects of the risk premium are considered to be temporary in nature and are expected to reverse over the remaining lives of the securities as future cash flows are received.

Other-than-temporary impairment assessment for below investment grade Subprime RMBS

As of June 30, 2012, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $511 million, a decrease of 12.8% compared to $586 million as of December 31, 2011, primarily due to sales.  As of June 30, 2012, gross unrealized losses for our below investment grade Subprime portfolio totaled $223 million, an improvement of 33.2% compared to $334 million as of December 31, 2011, due to sales, impairment write-downs, increased valuations and principal collections, partially offset by the downgrade of certain securities to below investment grade.  For our below investment grade Subprime with gross unrealized gains totaling $4 million, we have recognized cumulative write-downs in earnings totaling $256 million as of June 30, 2012.

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

We then analyze the actual cumulative collateral losses incurred to date by the securitization trust, our projected additional collateral losses expected to be incurred and the position of the class of securities we own in the securitization trust relative to the trust’s other classes to determine whether any of the collateral losses will be applied to our class.  If our class has remaining credit enhancement sufficient to withstand the projected additional collateral losses, no collateral losses will be realized by our class and we expect to collect all contractual principal and interest of the security we own.  Remaining credit enhancement is measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security we own and (ii) the expected impact of other structural features embedded in the securitization trust that could have an impact on our class, such as overcollateralization and excess spread.

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

72.9%, 23.0% and 4.1% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  While the projected cash flow assumptions for our below investment grade Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

($ in millions)	June 30, 2012
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	14.0%	18.1%	18.0%	5.4%	7.8%	6.3%	6.5%	n/a
Projected additional collateral losses to be incurred (2)	38.0%	39.2%	39.1%	32.3%	35.2%	33.3%	33.6%	n/a
Class-level
Average remaining credit enhancement (3)	29.6%	18.2%	18.8%	46.6%	46.3%	43.2%	44.6%	n/a
Security-specific
Number of positions	3	51	54	9	9	21	39	93
Par value	$27	$562	$589	$43	$53	$127	$223	$812
Amortized cost	$22	$375	$397	$43	$53	$127	$223	$620
Fair value	$17	$268	$285	$34	$30	$78	$142	$427
Gross unrealized losses
Total	$(5)	$(107)	$(112)	$(9)	$(23)	$(49)	$(81)	$(193)
Over 24 months (4)	$(5)	$(107)	$(112)	$(9)	$(23)	$(49)	$(81)	$(193)
Cumulative write-downs recognized	$(5)	$(174)	$(179)	$--	$--	$--	$--	$(179)
Principal payments received during the period								$19

	December 31, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	14.6%	19.1%	18.8%	3.8%	6.6%	13.2%	8.8%	n/a
Projected additional collateral losses to be incurred	40.0%	42.9%	42.8%	32.6%	31.6%	40.2%	35.7%	n/a
Class-level
Average remaining credit enhancement	28.7%	19.7%	20.2%	46.8%	43.9%	46.9%	46.0%	n/a
Security-specific
Number of positions	5	66	71	9	15	24	48	119
Par value	$41	$728	$769	$84	$78	$132	$294	$1,063
Amortized cost	$34	$469	$503	$84	$78	$132	$294	$797
Fair value	$26	$301	$327	$60	$45	$67	$172	$499
Gross unrealized losses
Total	$(8)	$(168)	$(176)	$(24)	$(33)	$(65)	$(122)	$(298)
Over 24 months (4)	$(8)	$(167)	$(175)	$(24)	$(33)	$(65)	$(122)	$(297)
Cumulative write-downs recognized	$(7)	$(249)	$(256)	$--	$--	$--	$--	$(256)
Principal payments received during the period								$67

(1)

Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $7 million as of June 30, 2012.

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

(4)

As of June 30, 2012, $71 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $71 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2011, $122 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $104 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

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

As of June 30, 2012, our Subprime securities that are reliably insured include nine below investment grade Subprime securities with a total fair value of $84 million and aggregate gross unrealized losses of $30 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.  As of December 31, 2011, our Subprime securities that are reliably insured included nine below investment grade Subprime securities with a total fair value of $87 million and aggregate gross unrealized losses of $36 million.

As of June 30, 2012, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 6.5%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 49.3% and a projected weighted average loss severity of 68.6%, which resulted in projected additional collateral losses of 33.6%.  As the average remaining credit enhancement for these securities of 44.6% exceeds the projected additional collateral losses of 33.6%, these securities have not been impaired.

As of June 30, 2012, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 18.0%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 54.9% and a projected weighted average loss severity of 72.5%, which resulted in projected additional collateral losses of 39.1%.  As the average remaining credit enhancement for these securities of 18.8% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 70.2% and exceeded these securities’ current average amortized cost as a percentage of par of 67.3%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of June 30, 2012, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Net investment income   The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fixed income securities	$818	$899	$1,624	$1,799
Equity securities	24	34	45	53
Mortgage loans	92	87	185	176
Limited partnership interests (1)	107	18	216	28
Short-term investments	1	1	2	3
Other	34	26	64	37
Investment income, before expense	1,076	1,065	2,136	2,096
Investment expense	(50)	(45)	(99)	(94)
Net investment income	$1,026	$1,020	$2,037	$2,002

(1)	Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Net investment income increased 0.6% or $6 million in the second quarter of 2012 and 1.7% or $35 million in the first six months of 2012 compared to the same periods of 2011.  These increases were primarily due to income from limited partnerships, partially offset by lower average investment balances and lower fixed income yields.

Realized capital gains and losses   The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Impairment write-downs	$(49)	$(70)	$(88)	$(184)
Change in intent write-downs	(1)	(16)	(45)	(85)
Net other-than-temporary impairment losses recognized in earnings	(50)	(86)	(133)	(269)
Sales	70	141	299	424
Valuation of derivative instruments	(10)	(50)	1	(28)
Settlements of derivative instruments	17	(3)	28	(92)
EMA limited partnership income (1)	--	55	--	118
Realized capital gains and losses, pre-tax	27	57	195	153
Income tax expense	(10)	(21)	(68)	(54)
Realized capital gains and losses, after-tax	$17	$36	$127	$99

(1)	Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fixed income securities	$(26)	$(48)	$(55)	$(134)
Equity securities	(20)	(13)	(27)	(33)
Mortgage loans	7	(7)	4	(13)
Limited partnership interests	(1)	(1)	(3)	(2)
Other investments	(9)	(1)	(7)	(2)
Impairment write-downs	$(49)	$(70)	$(88)	$(184)

Impairment write-downs on fixed income securities for the three months and six months ended June 30, 2012 were primarily driven by RMBS and CMBS, which experienced deterioration in expected cash flows and corporate fixed income securities impacted by issuer specific circumstances.  Impairment write-downs on below investment grade RMBS and CMBS were $10 million and $6 million for the three months ended June 30, 2012, respectively, and $20 million and $9 million for the six months ended June 30, 2012, respectively.  Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assesment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends.  The valuation allowance on mortgage loans was reduced by $7 million in second quarter 2012 due to increases in the fair value of the collateral less costs to sell for certain impaired loans.

Change in intent write-downs were $1 million and $16 million in the three months ended June 30, 2012 and 2011, respectively, and all related to fixed income securities.  Change in intent write-downs totaling $45 million in the six months ended June 30, 2012 included $36 million of fixed income securities and $9 million of equity securities compared to $85 million in the six months ended June 30, 2011, all relating to fixed income securities.  The change in intent write-downs in the three months and six months ended June 30, 2012 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily RMBS, equity securities and corporate fixed income securities.

Sales generated $70 million and $299 million of net realized gains for the three months and six months ended June 30, 2012, respectively.  Net realized gains for the three months ended June 30, 2012 primarily related to $33 million of net gains on sales of fixed income securities and $33 million of net gains on sales of equity securities.  Net realized gains for the six months ended June 30, 2012 primarily related to $208 million of net gains on sales of equity securities and $68 million of net gains on sales of fixed income securities.

Valuation and settlements of derivative instruments net realized capital gains totaling $7 million for the three months ended June 30, 2012 included $10 million of losses on the valuation of derivative instruments and $17 million of gains on the settlement of derivative instruments.  This is compared to net realized capital losses totaling $53 million for the three months ended June 30, 2011, including $50 million of losses on the valuation of derivative instruments and $3 million of losses on the settlement of derivative instruments.  Valuation and settlements of derivative instruments net realized capital gains totaling $29 million for the six months ended June 30, 2012 included $1 million of gains on the valuation of derivative instruments and $28 million of gains on the settlement of derivative instruments.  This is compared to net realized capital losses totaling $120 million for the six months ended June 30, 2011, including $28 million of losses on the valuation of derivative instruments and $92 million of losses on the settlement of derivative instruments.  The net realized capital gains on derivative instruments for the three months and six months ended June 30, 2012 primarily included gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.  As a component of our approach to managing interest rate risk, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•	Shareholders’ equity as of June 30, 2012 was $19.48 billion, an increase of 6.4% from $18.30 billion as of December 31, 2011.
•

On January 3, 2012, April 2, 2012 and July 2, 2012, we paid quarterly shareholder dividends of $0.21, $0.22 and $0.22, respectively. On July 24, 2012, we declared a quarterly shareholder dividend of $0.22 to be payable on October 1, 2012.

•

During the first six months of 2012, we repurchased 18.0 million common shares for $575 million. As of June 30, 2012, our current $1.00 billion share repurchase program had $319 million remaining and is expected to be completed by March 31, 2013.

•	On April 27, 2012, we entered into a new $1 billion, 5-year primary credit facility replacing the $1 billion facility that expired on May 8, 2012.
•	On April 30, 2012, we filed a universal shelf registration statement with the Securities and Exchange Commission that can be utilized to issue an unspecified amount of various types of securities.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	June 30, 2012	December 31, 2011
Common stock, retained income and other shareholders’ equity items	$18,730	$18,269
Accumulated other comprehensive income	745	29
Total shareholders’ equity	19,475	18,298
Debt	6,058	5,908
Total capital resources	$25,533	$24,206

Ratio of debt to shareholders’ equity	31.1%	32.3%
Ratio of debt to capital resources	23.7%	24.4%

Shareholders’ equity increased in the first six months of 2012, primarily due to net income and increased unrealized net capital gains on investments, partially offset by share repurchases and dividends paid to shareholders.

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

Share repurchases During the first six months of 2012, we repurchased 18.0 million common shares for $575 million.  As of June 30, 2012, $319 million remained on our $1.00 billion share repurchase program that we commenced in November 2011, and is expected to be completed by March 31, 2013.

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

Parent company capital capacity  At the parent holding company level, we have deployable invested assets totaling $2.29 billion as of June 30, 2012.  These assets include investments that are generally saleable within one quarter totaling $1.94 billion.  This provides funds for the parent company’s relatively low fixed charges and other corporate purposes.

In the first six months of 2012, dividends totaling $900 million were paid by AIC.  These dividends comprised $450 million in cash paid to its ultimate parent, the Corporation, and the transfer of ownership (valued at $450 million) to Allstate Insurance Holdings, LLC of three insurance companies that were formerly subsidiaries of AIC (Allstate Indemnity Company, Allstate Fire and Casualty Insurance Company and Allstate Property and Casualty Insurance Company).

The Corporation has access to additional borrowing to support liquidity as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2012, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in April 2017.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  We have the option to extend the expiration by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 20.4% as of June 30, 2012.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the second quarter and first six months of 2012.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on April 30, 2012.  We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 414 million shares of treasury stock as of June 30, 2012), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $40.83 billion as of June 30, 2012.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2012.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,096	14.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	14,787	36.2
Market value adjustments (2)	5,855	14.4
Subject to discretionary withdrawal without adjustments (3)	14,094	34.5
Total contractholder funds (4)	$40,832	100.0%

(1)	Includes $7.95 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)

$4.83 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)	73% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $1.06 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 39.4% and 26.9% in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.7% and 12.9% for the first six months of 2012 and 2011, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of June 30, 2012, total institutional products outstanding were $1.84 billion, with scheduled maturities of $1.75 billion and $85 million in 2013 and 2016, respectively.

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

The following table summarizes consolidated cash flow activities by segment for the first six months ended June 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2012	2011	2012	2011	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$1,125	$641	$520	$731	$129	$(112)	$1,774	$1,260
Investing activities	(620)	(220)	1,055	2,847	(83)	388	352	3,015
Financing activities	(24)	(3)	(1,674)	(3,396)	(633)	(745)	(2,331)	(4,144)
Net (decrease) increase in consolidated cash							$(205)	$131

_______________
(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Higher cash provided by operating activities in the first six months of 2012 compared to the first six months of 2011 was primarily due to lower claim payments, partially offset by higher income tax payments.

Higher cash used in investing activities in the first six months of 2012 compared to the first six months of 2011 was primarily due to lower net sales of fixed income and equity securities, partially offset by decreased purchases of fixed income and equity securities.

Allstate Financial  Lower cash provided by operating cash flows in the first six months of 2012 compared to the first six months of 2011 was primarily due to higher contract benefits paid.

Lower cash provided by investing activities in the first six months of 2012 compared to the first six months of 2011 was impacted by lower sales of fixed income securities, partially offset by decreased purchases of fixed income securities.

Lower cash used in financing activities in the first six months of 2012 compared to the first six months of 2011 was primarily due to decreased maturities of institutional products, lower surrenders and partial withdrawals on fixed annuities and the absence of Allstate Bank activity in the current year.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
April 1, 2012 - April 30, 2012	2,879,400	$32.7930	2,879,400	$500 million
May 1, 2012 - May 31, 2012	3,405,231	$33.7014	3,404,818	$385 million
June 1, 2012 - June 30, 2012	1,956,405	$33.6463	1,956,405	$319 million
Total	8,241,036	$33.3709	8,240,623

(1)

In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

April: none

May: 413

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

The Allstate Corporation
(Registrant)

July 31, 2012	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

3(i)

Restated Certificate of Incorporation of The Allstate Corporation filed with the Secretary of Delaware on May 23, 2012, incorporated herein by reference to Exhibit 3(i) to The Allstate Corporation current report on Form 8-K filed May 23, 2012.

3(ii)

Amended and Restated Bylaws of The Allstate Corporation, as amended May 23, 2012, incorporated herein by reference to Exhibit 3(ii) to The Allstate Corporation current report on Form 8-K filed May 23, 2012.

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated July 31, 2012, concerning unaudited interim financial information.

31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-1