Form 10-Q
period 2012-09-30
ALLSTATE CORP
filed 2012-10-31
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 17, 2012, the registrant had 418,222,228 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$6,697	$6,432	$19,993	$19,337
Life and annuity premiums and contract charges	563	552	1,675	1,668
Net investment income	940	994	2,977	2,996
Realized capital gains and losses:
Total other-than-temporary impairment losses	(39)	(197)	(195)	(435)
Portion of loss recognized in other comprehensive income	(7)	(6)	16	(37)
Net other-than-temporary impairment losses recognized in earnings	(46)	(203)	(179)	(472)
Sales and other realized capital gains and losses	(26)	467	302	889
Total realized capital gains and losses	(72)	264	123	417
	8,128	8,242	24,768	24,418

Costs and expenses
Property-liability insurance claims and claims expense	4,293	5,132	13,442	15,963
Life and annuity contract benefits	453	455	1,354	1,331
Interest credited to contractholder funds	215	405	959	1,240
Amortization of deferred policy acquisition costs	1,016	1,046	2,937	2,990
Operating costs and expenses	1,010	888	3,023	2,656
Restructuring and related charges	9	8	25	28
Interest expense	93	92	281	275
	7,089	8,026	22,021	24,483
Gain (loss) on disposition of operations	9	3	15	(10)

Income (loss) from operations before income tax expense (benefit)	1,048	219	2,762	(75)

Income tax expense (benefit)	325	44	850	(150)

Net income	$723	$175	$1,912	$75

Earnings per share:

Net income per share - Basic	$1.49	$0.34	$3.89	$0.14

Weighted average shares - Basic	485.9	512.0	491.5	520.4

Net income per share - Diluted	$1.48	$0.34	$3.86	$0.14

Weighted average shares - Diluted	489.9	514.2	494.7	522.9

Cash dividends declared per share	$0.22	$0.21	$0.66	$0.63

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net income	$723	$175	$1,912	$75

Other comprehensive income (loss), after-tax

Changes in:

Unrealized net capital gains and losses	810	(410)	1,480	117

Unrealized foreign currency translation adjustments	12	(33)	14	(19)

Unrecognized pension and other postretirement benefit cost	20	21	64	53

Other comprehensive income (loss), after-tax	842	(422)	1,558	151

Comprehensive income (loss)	$1,565	$(247)	$3,470	$226

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30,	December 31,
	2012	2011
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $72,432 and $73,379)	$77,729	$76,113
Equity securities, at fair value (cost $3,429 and $4,203)	3,876	4,363
Mortgage loans	6,904	7,139
Limited partnership interests	4,974	4,697
Short-term, at fair value (amortized cost $2,825 and $1,291)	2,825	1,291
Other	2,208	2,015
Total investments	98,516	95,618
Cash	642	776
Premium installment receivables, net	5,108	4,920
Deferred policy acquisition costs	3,578	3,871
Reinsurance recoverables, net	7,278	7,251
Accrued investment income	835	826
Deferred income taxes	--	722
Property and equipment, net	928	914
Goodwill	1,242	1,242
Other assets	2,041	2,069
Separate Accounts	6,820	6,984
Total assets	$126,988	$125,193
Liabilities
Reserve for property-liability insurance claims and claims expense	$20,197	$20,375
Reserve for life-contingent contract benefits	14,900	14,406
Contractholder funds	40,110	42,332
Unearned premiums	10,494	10,057
Claim payments outstanding	763	827
Deferred income taxes	689	--
Other liabilities and accrued expenses	6,121	5,978
Long-term debt	6,057	5,908
Separate Accounts	6,820	6,984
Total liabilities	106,151	106,867

Commitments and Contingent Liabilities (Note 10)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	--	--
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 483 million and 501 million shares outstanding	9	9
Additional capital paid-in	3,154	3,189
Retained income	33,496	31,909
Deferred ESOP expense	(41)	(43)
Treasury stock, at cost (417 million and 399 million shares)	(17,368)	(16,795)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(42)	(174)
Other unrealized net capital gains and losses	3,765	2,041
Unrealized adjustment to DAC, DSI and insurance reserves	(843)	(467)
Total unrealized net capital gains and losses	2,880	1,400
Unrealized foreign currency translation adjustments	70	56
Unrecognized pension and other postretirement benefit cost	(1,363)	(1,427)
Total accumulated other comprehensive income	1,587	29
Total shareholders’ equity	20,837	18,298
Noncontrolling interest	--	28
Total equity	20,837	18,326
Total liabilities and equity	$126,988	$125,193

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine Months Ended
	September 30,
	2012	2011
	(unaudited)
Cash flows from operating activities
Net income	$1,912	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	293	149
Realized capital gains and losses	(123)	(417)
(Gain) loss on disposition of operations	(15)	10
Interest credited to contractholder funds	959	1,240
Changes in:
Policy benefits and other insurance reserves	(769)	546
Unearned premiums	421	220
Deferred policy acquisition costs	13	129
Premium installment receivables, net	(178)	(158)
Reinsurance recoverables, net	(139)	(275)
Income taxes	669	(183)
Other operating assets and liabilities	(425)	335
Net cash provided by operating activities	2,618	1,671
Cash flows from investing activities
Proceeds from sales
Fixed income securities	13,952	23,916
Equity securities	1,345	1,116
Limited partnership interests	1,067	762
Mortgage loans	11	74
Other investments	104	149
Investment collections
Fixed income securities	3,892	3,864
Mortgage loans	682	491
Other investments	70	105
Investment purchases
Fixed income securities	(16,809)	(21,900)
Equity securities	(385)	(1,066)
Limited partnership interests	(1,232)	(1,159)
Mortgage loans	(472)	(896)
Other investments	(275)	(199)
Change in short-term investments, net	(1,284)	64
Change in other investments, net	(6)	(357)
Purchases of property and equipment, net	(176)	(160)
Disposition of operations	13	1
Net cash provided by investing activities	497	4,805
Cash flows from financing activities
Proceeds from issuance of long-term debt	493	--
Repayment of long-term debt	(351)	(1)
Contractholder fund deposits	1,571	1,606
Contractholder fund withdrawals	(3,938)	(6,439)
Dividends paid	(322)	(327)
Treasury stock purchases	(729)	(858)
Shares reissued under equity incentive plans, net	60	18
Excess tax benefits on share-based payment arrangements	7	(4)
Other	(40)	(7)
Net cash used in financing activities	(3,249)	(6,012)
Net (decrease) increase in cash	(134)	464
Cash at beginning of period	776	562
Cash at end of period	$642	$1,026

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

The condensed consolidated financial statements and notes as of September 30, 2012 and for the three-month and nine-month periods ended September 30, 2012 and 2011 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Current Report on Form 8-K filed May 2, 2012.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

($ in millions, except per share data)	Three months ended		Nine months ended
	September 30, 2011		September 30, 2011
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Amortization of DAC	$1,122	$1,046	$3,191	$2,990
Operating costs and expenses	825	888	2,465	2,656
Gain (loss) on disposition of operations	--	3	(17)	(10)
Income tax expense (benefit)	38	44	(156)	(150)
Net income	165	175	64	75
Net income per share - Basic	0.32	0.34	0.12	0.14
Net income per share - Diluted	0.32	0.34	0.12	0.14

	As of December 31, 2011
	Previously Reported	As Adjusted
DAC	4,443	3,871
Deferred income taxes	520	722
Reserve for life-contingent contract benefits	14,449	14,406
Other liabilities and accrued expenses	5,929	5,978
Retained income	32,321	31,909
Unrealized adjustment to DAC, DSI and insurance reserves	(504)	(467)
Unrealized foreign currency translation adjustments	57	56

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

2.  Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding, including unvested participating restricted stock units.  Diluted earnings per share is computed using the weighted average number of common and dilutive potential common shares outstanding.  For the Company, dilutive potential common shares consist of outstanding stock options and unvested non-participating restricted stock units and contingently issuable performance stock awards.

The computation of basic and diluted earnings per share is presented in the following table.

($ in millions, except per share data)	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income	$723	$175	$1,912	$75

Denominator:
Weighted average common shares outstanding	485.9	512.0	491.5	520.4
Effect of dilutive potential common stock:
Stock options	2.7	1.6	2.2	2.0
Restricted stock units and performance share awards (non-participating)	1.3	0.6	1.0	0.5
Weighted average common and dilutive potential common shares outstanding	489.9	514.2	494.7	522.9

Earnings per share - Basic	$1.49	$0.34	$3.89	$0.14
Earnings per share - Diluted	$1.48	$0.34	$3.86	$0.14

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 17.8 million and 27.6 million Allstate common shares, with exercise prices ranging from $31.41 to $62.84 and $24.70 to $62.84, were outstanding for the three-month periods ended September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share in those periods.  Options to purchase 22.1 million and 27.6 million Allstate common shares, with exercise prices ranging from $26.56 to $62.84 and $25.91 to $62.84, were outstanding for the nine-month periods ended September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share in those periods.

3.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $170 million and $564 million for the nine months ended September 30, 2012 and 2011, respectively.  Non-cash financing activities include $39 million related to the issuance of Allstate shares for vested restricted stock units for the nine months ended September 30, 2012.

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

($ in millions)	Nine months ended September 30,
	2012	2011
Net change in proceeds managed
Net change in short-term investments	$(297)	$(301)
Operating cash flow used	(297)	(301)
Net change in cash	(6)	1
Net change in proceeds managed	$(303)	$(300)

Net change in liabilities
Liabilities for collateral, beginning of year	$(462)	$(484)
Liabilities for collateral, end of period	(765)	(784)
Operating cash flow provided	$303	$300

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
September 30, 2012
U.S. government and agencies	$4,401	$371	$--	$4,772
Municipal	13,048	1,083	(161)	13,970
Corporate	44,344	3,956	(146)	48,154
Foreign government	2,015	240	--	2,255
Residential mortgage-backed securities (“RMBS”)	3,344	150	(146)	3,348
Commercial mortgage-backed securities (“CMBS”)	1,555	66	(91)	1,530
Asset-backed securities (“ABS”)	3,703	112	(142)	3,673
Redeemable preferred stock	22	5	--	27
Total fixed income securities	$72,432	$5,983	$(686)	$77,729

December 31, 2011
U.S. government and agencies	$5,966	$349	$--	$6,315
Municipal	13,634	863	(256)	14,241
Corporate	41,217	2,743	(379)	43,581
Foreign government	1,866	216	(1)	2,081
RMBS	4,532	110	(521)	4,121
CMBS	1,962	48	(226)	1,784
ABS	4,180	73	(287)	3,966
Redeemable preferred stock	22	2	--	24
Total fixed income securities	$73,379	$4,404	$(1,670)	$76,113

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of September 30, 2012:

($ in millions)	Amortized	Fair
	cost	value
Due in one year or less	$4,017	$4,072
Due after one year through five years	20,943	22,124
Due after five years through ten years	24,287	26,615
Due after ten years	16,138	17,897
	65,385	70,708
RMBS and ABS	7,047	7,021
Total	$72,432	$77,729

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fixed income securities	$817	$862	$2,441	$2,661
Equity securities	29	23	74	76
Mortgage loans	92	91	277	267
Limited partnership interests (1)	22	33	238	61
Short-term investments	2	2	4	5
Other	33	27	97	64
Investment income, before expense	995	1,038	3,131	3,134
Investment expense	(55)	(44)	(154)	(138)
Net investment income	$940	$994	$2,977	$2,996

(1)	Income from limited partnership interests accounted for under the equity method of accounting (“EMA”) is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fixed income securities	$(50)	$603	$(73)	$615
Equity securities	(15)	(77)	157	60
Mortgage loans	(3)	(28)	5	(37)
Limited partnership interests (1)	--	8	13	129
Derivatives	(2)	(234)	26	(354)
Other	(2)	(8)	(5)	4
Realized capital gains and losses	$(72)	$264	$123	$417

(1)	Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Impairment write-downs	$(43)	$(190)	$(131)	$(374)
Change in intent write-downs	(3)	(13)	(48)	(98)
Net other-than-temporary impairment losses recognized in earnings	(46)	(203)	(179)	(472)
Sales	(24)	692	275	1,116
Valuation of derivative instruments	--	(254)	1	(282)
Settlements of derivative instruments	(2)	20	26	(72)
EMA limited partnership income	--	9	--	127
Realized capital gains and losses	$(72)	$264	$123	$417

Gross gains of $109 million and $709 million and gross losses of $154 million and $32 million were realized on sales of fixed income securities during the three months ended September 30, 2012 and 2011, respectively.  Gross gains of $296 million and $1.10 billion and gross losses of $291 million and $218 million were realized on sales of fixed income securities during the nine months ended September 30, 2012 and 2011, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(2)	$(3)	$(5)	$(28)	$14	$(14)
Corporate	(1)	(1)	(2)	(19)	(2)	(21)
RMBS	(4)	(6)	(10)	(59)	(2)	(61)
CMBS	(4)	3	(1)	(19)	6	(13)
Total fixed income securities	(11)	(7)	(18)	(125)	16	(109)
Equity securities	(22)	--	(22)	(58)	--	(58)
Mortgage loans	(1)	--	(1)	3	--	3
Limited partnership interests	(2)	--	(2)	(5)	--	(5)
Other	(3)	--	(3)	(10)	--	(10)
Other-than-temporary impairment losses	$(39)	$(7)	$(46)	$(195)	$16	$(179)

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(8)	$--	$(8)	$(50)	$(3)	$(53)
Corporate	(14)	--	(14)	(19)	1	(18)
Foreign government	--	--	--	(1)	--	(1)
RMBS	(57)	(3)	(60)	(164)	(28)	(192)
CMBS	(1)	(3)	(4)	(27)	(10)	(37)
ABS	--	--	--	(7)	3	(4)
Total fixed income securities	(80)	(6)	(86)	(268)	(37)	(305)
Equity securities	(81)	--	(81)	(114)	--	(114)
Mortgage loans	(29)	--	(29)	(42)	--	(42)
Limited partnership interests	(2)	--	(2)	(4)	--	(4)
Other	(5)	--	(5)	(7)	--	(7)
Other-than-temporary impairment losses	$(197)	$(6)	$(203)	$(435)	$(37)	$(472)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $220 million and $172 million as of September 30, 2012 and December 31, 2011, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2012	December 31, 2011
Municipal	$(25)	$(11)
Corporate	(1)	(35)
RMBS	(223)	(353)
CMBS	(22)	(19)
ABS	(14)	(21)
Total	$(285)	$(439)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$(781)	$(912)	$(944)	$(1,046)
Additional credit loss for securities previously other-than-temporarily impaired	(15)	(56)	(49)	(133)
Additional credit loss for securities not previously other-than-temporarily impaired	(3)	(25)	(24)	(82)
Reduction in credit loss for securities disposed or collected	128	66	339	313
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	--	7	15
Change in credit loss due to accretion of increase in cash flows	1	4	1	10
Ending balance	$(670)	$(923)	$(670)	$(923)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
September 30, 2012	value	Gains	Losses	gains (losses)
Fixed income securities	$77,729	$5,983	$(686)	$5,297
Equity securities	3,876	509	(62)	447
Short-term investments	2,825	--	--	--
Derivative instruments (1)	(14)	2	(21)	(19)
EMA limited partnerships (2)				6
Unrealized net capital gains and losses, pre-tax				5,731
Amounts recognized for:
Insurance reserves (3)				(876)
DAC and DSI (4)				(420)
Amounts recognized				(1,296)
Deferred income taxes				(1,555)
Unrealized net capital gains and losses, after-tax				$2,880

(1)	Included in the fair value of derivative instruments are $(6) million classified as assets and $8 million classified as liabilities.

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

	Fair	Gross unrealized		Unrealized net
December 31, 2011	value	Gains	Losses	gains (losses)
Fixed income securities	$76,113	$4,404	$(1,670)	$2,734
Equity securities	4,363	369	(209)	160
Short-term investments	1,291	--	--	--
Derivative instruments (1)	(12)	3	(20)	(17)
EMA limited partnerships				2
Unrealized net capital gains and losses, pre-tax				2,879
Amounts recognized for:
Insurance reserves				(594)
DAC and DSI				(124)
Amounts recognized				(718)
Deferred income taxes				(761)
Unrealized net capital gains and losses, after-tax				$1,400

(1)	Included in the fair value of derivative instruments are $(5) million classified as assets and $7 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the nine months ended September 30, 2012 is as follows:

($ in millions)

Fixed income securities	$2,563
Equity securities	287
Derivative instruments	(2)
EMA limited partnerships	4
Total	2,852
Amounts recognized for:
Insurance reserves	(282)
DAC and DSI	(296)
Amounts recognized	(578)
Deferred income taxes	(794)
Increase in unrealized net capital gains and losses	$1,480

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
September 30, 2012
Fixed income securities
U.S. government and agencies	4	$225	$--	--	$--	$--	$--
Municipal	35	215	(9)	117	1,052	(152)	(161)
Corporate	79	919	(30)	82	977	(116)	(146)
Foreign government	7	17	--	1	1	--	--
RMBS	269	51	(3)	236	735	(143)	(146)
CMBS	4	21	--	50	449	(91)	(91)
ABS	19	249	(4)	83	859	(138)	(142)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities	418	1,697	(46)	569	4,073	(640)	(686)
Equity securities	892	663	(43)	136	80	(19)	(62)
Total fixed income and equity securities	1,310	$2,360	$(89)	705	$4,153	$(659)	$(748)

Investment grade fixed income securities	364	$1,275	$(30)	346	$2,584	$(293)	$(323)
Below investment grade fixed income securities	54	422	(16)	223	1,489	(347)	(363)
Total fixed income securities	418	$1,697	$(46)	569	$4,073	$(640)	$(686)

December 31, 2011
Fixed income securities
U.S. government and agencies	4	$61	$--	--	$--	$--	$--
Municipal	29	135	(11)	303	1,886	(245)	(256)
Corporate	307	3,439	(113)	105	1,273	(266)	(379)
Foreign government	11	85	(1)	1	1	--	(1)
RMBS	321	373	(11)	294	1,182	(510)	(521)
CMBS	47	378	(49)	68	489	(177)	(226)
ABS	89	960	(17)	108	1,020	(270)	(287)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities	809	5,431	(202)	879	5,851	(1,468)	(1,670)
Equity securities	1,397	2,120	(203)	32	30	(6)	(209)
Total fixed income and equity securities	2,206	$7,551	$(405)	911	$5,881	$(1,474)	$(1,879)

Investment grade fixed income securities	665	$4,480	$(145)	555	$3,773	$(700)	$(845)
Below investment grade fixed income securities	144	951	(57)	324	2,078	(768)	(825)
Total fixed income securities	809	$5,431	$(202)	879	$5,851	$(1,468)	$(1,670)

As of September 30, 2012, $373 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $373 million, $228 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of September 30, 2012, the remaining $375 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $95 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $375 million, $250 million are related to below investment grade fixed income securities and $30 million are related to equity securities.  Of these amounts, $215 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2012.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase.  These wider spreads are largely due to the risk associated with the underlying collateral supporting certain RMBS, CMBS and ABS securities.

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

As of September 30, 2012, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of September 30, 2012, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of September 30, 2012 and December 31, 2011, the carrying value of equity method limited partnerships totaled $3.52 billion and $3.13 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships for the three or nine months ended September 30, 2012 and 2011.

As of September 30, 2012 and December 31, 2011, the carrying value for cost method limited partnerships was $1.46 billion and $1.57 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs related to cost method limited partnerships of $2 million and $2 million for the three months ended September 30, 2012 and 2011, respectively, and $5 million and $4 million for the nine months ended September 30, 2012 and 2011, respectively.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2012.

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

The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution:

($ in millions)	September 30, 2012			December 31, 2011
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$296	$--	$296	$345	$--	$345
1.0 - 1.25	1,276	21	1,297	1,527	44	1,571
1.26 - 1.50	1,615	22	1,637	1,573	24	1,597
Above 1.50	3,322	172	3,494	3,214	168	3,382
Total non-impaired mortgage loans	$6,509	$215	$6,724	$6,659	$236	$6,895

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2012	December 31, 2011
Impaired mortgage loans with a valuation allowance	$172	$244
Impaired mortgage loans without a valuation allowance	8	--
Total impaired mortgage loans	$180	$244
Valuation allowance on impaired mortgage loans	$47	$63

The average balance of impaired loans was $214 million and $201 million for the nine months ended September 30, 2012 and 2011, respectively.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Beginning balance	$48	$68	$63	$84
Net increase (decrease) in valuation allowance	1	29	(3)	42
Charge offs	(2)	(27)	(13)	(56)
Ending balance	$47	$70	$47	$70

The carrying value of past due mortgage loans is as follows:

($ in millions)	September 30,	December 31,
	2012	2011
Less than 90 days past due	$9	$--
90 days or greater past due	7	43
Total past due	16	43
Current loans	6,888	7,096
Total mortgage loans	$6,904	$7,139

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

The Company is responsible for the determination of fair value and the supporting assumptions and methodologies.  The Company gains assurance that assets and liabilities are appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with accounting standards.  For fair values received from third parties or internally estimated, the Company’s processes and controls are designed to ensure that the valuation methodologies are appropriate and consistently applied, the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded.  For example, on a continuing basis, the Company assesses the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers or brokers or derived from internal models.  The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers.  In addition, the Company may validate the reasonableness of fair values by comparing information obtained from valuation service providers or brokers to other third party valuation sources for selected securities.  The Company performs ongoing price validation procedures such as back-testing of actual sales, which corroborate the various inputs used in internal models to market observable data.  When fair value determinations are expected to be more variable, the Company validates them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2012:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2012
Assets
Fixed income securities:
U.S. government and agencies	$2,866	$1,898	$8		$4,772
Municipal	--	12,808	1,162		13,970
Corporate	--	46,611	1,543		48,154
Foreign government	--	2,255	--		2,255
RMBS	--	3,345	3		3,348
CMBS	--	1,480	50		1,530
ABS	--	3,451	222		3,673
Redeemable preferred stock	--	26	1		27
Total fixed income securities	2,866	71,874	2,989		77,729
Equity securities	2,806	887	183		3,876
Short-term investments	788	2,037	--		2,825
Other investments:
Free-standing derivatives	--	333	2	$(84)	251
Separate account assets	6,820	--	--		6,820
Other assets	1	--	1		2
Total recurring basis assets	13,281	75,131	3,175	(84)	91,503
Non-recurring basis (1)	--	--	22		22
Total assets at fair value	$13,281	$75,131	$3,197	$(84)	$91,525
% of total assets at fair value	14.5%	82.1%	3.5%	(0.1)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(551)		$(551)
Other liabilities:
Free-standing derivatives	(1)	(150)	(32)	$43	(140)
Total liabilities at fair value	$(1)	$(150)	$(583)	$43	$(691)
% of total liabilities at fair value	0.1%	21.7%	84.4%	(6.2)%	100.0%

(1)  Includes $9 million of mortgage loans, $6 million of limited partnership interests and $7 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements as of September 30, 2012.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
ARS backed by student loans	$573	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	32 - 44 months

Derivatives embedded in life and annuity contracts — Equity- indexed and forward starting options	$(413)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.95%

If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value.  If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of September 30, 2012, Level 3 fair value measurements include $1.73 billion of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $405 million of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

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

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$8	$--	$--	$--	$--
Municipal	1,144	(4)	14	53	--
Corporate	1,524	10	39	74	--
RMBS	4	--	--	--	--
CMBS	47	(1)	1	--	--
ABS	334	(9)	34	43	(26)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	3,062	(4)	88	170	(26)
Equity securities	192	(3)	--	--	--
Other investments:
Free-standing derivatives, net	(71)	11	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$3,184	$4	$88	$170	$(26)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(707)	$160	$--	$--	$--
Total recurring Level 3 liabilities	$(707)	$160	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2012
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$--	$8
Municipal	4	(49)	--	--	1,162
Corporate	62	(120)	--	(46)	1,543
RMBS	--	--	--	(1)	3
CMBS	3	--	--	--	50
ABS	--	(151)	--	(3)	222
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	69	(320)	--	(50)	2,989
Equity securities	2	(8)	--	--	183
Other investments:
Free-standing derivatives, net	21	--	--	9	(30)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$92	$(328)	$--	$(41)	$3,143

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(24)	$20	$(551)
Total recurring Level 3 liabilities	$--	$--	$(24)	$20	$(551)

(1) The effect to net income totals $164 million and is reported in the Condensed Consolidated Statements of Operations as follows: $(4) million in realized capital gains and losses, $7 million in net investment income, $143 million in interest credited to contractholder funds and $18 million in life and annuity contract benefits.

(2) Comprises $2 million of assets and $32 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$8	$--
Municipal	1,332	(10)	31	53	(26)
Corporate	1,405	16	62	210	(38)
RMBS	51	--	--	--	(47)
CMBS	60	(3)	9	--	(5)
ABS	297	20	46	43	(77)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	3,146	23	148	314	(193)
Equity securities	43	(7)	6	--	--
Other investments:
Free-standing derivatives, net	(95)	25	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$3,095	$41	$154	$314	$(193)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(723)	$151	$--	$--	$--
Total recurring Level 3 liabilities	$(723)	$151	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2012
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$--	$8
Municipal	46	(254)	--	(10)	1,162
Corporate	193	(219)	--	(86)	1,543
RMBS	--	--	--	(1)	3
CMBS	5	(1)	--	(15)	50
ABS	74	(162)	--	(19)	222
Redeemable preferred stock	1	(1)	--	--	1
Total fixed income securities	319	(637)	--	(131)	2,989
Equity securities	164	(23)	--	--	183
Other investments:
Free-standing derivatives, net	27	--	--	13	(30)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$510	$(660)	$--	$(118)	$3,143

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(53)	$74	$(551)
Total recurring Level 3 liabilities	$--	$--	$(53)	$74	$(551)

(1) The effect to net income totals $192 million and is reported in the Condensed Consolidated Statements of Operations as follows: $19 million in realized capital gains and losses, $22 million in net investment income, $119 million in interest credited to contractholder funds and $32 million in life and annuity contract benefits.

(2) Comprises $2 million of assets and $32 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2011.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$1,554	$(10)	$1	$--	$(22)
Corporate	1,720	(4)	(23)	3	(107)
RMBS	1,194	--	2	--	(1,100)
CMBS	938	(1)	(5)	20	(877)
ABS	2,167	(36)	(75)	--	(329)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	7,574	(51)	(100)	23	(2,435)
Equity securities	42	--	--	--	--
Other investments:
Free-standing derivatives, net	(56)	(57)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$7,561	$(108)	$(100)	$23	$(2,435)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(629)	$2	$--	$--	$--
Total recurring Level 3 liabilities	$(629)	$2	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2011
Assets
Fixed income securities:
Municipal	$--	$(70)	$--	$--	$1,453
Corporate	245	(59)	--	(45)	1,730
RMBS	--	--	--	(4)	92
CMBS	2	--	--	(1)	76
ABS	165	(1)	--	(90)	1,801
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	412	(130)	--	(140)	5,153
Equity securities	--	--	--	--	42
Other investments:
Free-standing derivatives, net	5	--	--	(2)	(110)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$417	$(130)	$--	$(142)	$5,086

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(15)	$45	$(597)
Total recurring Level 3 liabilities	$--	$--	$(15)	$45	$(597)

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2010	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$2,016	$(34)	$67	$--	$(81)
Corporate	1,908	31	(5)	185	(271)
RMBS	1,794	(87)	108	--	(1,213)
CMBS	923	(43)	113	86	(946)
ABS	2,417	19	(47)	--	(642)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	9,059	(114)	236	271	(3,153)
Equity securities	63	(10)	--	--	(10)
Other investments:
Free-standing derivatives, net	(21)	(91)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$9,102	$(215)	$236	$271	$(3,163)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$(24)	$--	$--	$--
Total recurring Level 3 liabilities	$(653)	$(24)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2011
Assets
Fixed income securities:
Municipal	$13	$(525)	$--	$(3)	$1,453
Corporate	376	(437)	--	(57)	1,730
RMBS	--	(378)	--	(132)	92
CMBS	12	(66)	--	(3)	76
ABS	468	(164)	--	(250)	1,801
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	869	(1,570)	--	(445)	5,153
Equity securities	--	(1)	--	--	42
Other investments:
Free-standing derivatives, net	72	--	--	(70)	(110)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$941	$(1,571)	$--	$(515)	$5,086

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(42)	$122	$(597)
Total recurring Level 3 liabilities	$--	$--	$(42)	$122	$(597)

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

During the nine months ended September 30, 2012, certain U.S. government securities were transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.

During the nine months ended September 30, 2011, certain RMBS, CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three and nine months ended September 30, 2012 and 2011 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs have not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three and nine months ended September 30, 2012 and 2011 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Assets
Fixed income securities:
Municipal	$(5)	$(7)	$(10)	$(17)
Corporate	5	(12)	13	3
RMBS	--	--	(1)	--
CMBS	(1)	(1)	(2)	(10)
ABS	--	(38)	--	(26)
Total fixed income securities	(1)	(58)	--	(50)
Equity securities	(3)	--	(9)	--
Other investments:
Free-standing derivatives, net	(7)	(57)	4	(54)
Total recurring Level 3 assets	$(11)	$(115)	$(5)	$(104)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$160	$2	$151	$(24)
Total recurring Level 3 liabilities	$160	$2	$151	$(24)

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $149 million for the three months ended September 30, 2012 and are reported as follows: $(17) million in realized capital gains and losses, $6 million in net investment income, $142 million in interest credited to contractholder funds and $18 million in life and annuity contract benefits.  These gains and losses total $(113) million for the three months ended September 30, 2011 and are reported as follows: $(128) million in realized capital gains and losses, $13 million in net investment income, $57 million in interest credited to contractholder funds and $(55) million in life and annuity contract benefits.  These gains and losses total $146 million for the nine months ended September 30, 2012 and are reported as follows: $(20) million in realized capital gains and losses, $16 million in net investment income, $118 million in interest credited to contractholder funds and $32 million in life and annuity contract benefits.  These gains and losses total $(128) million for the nine months ended September 30, 2011 and are reported as follows: $(145) million in realized capital gains and losses, $41 million in net investment income, $(6) million in interest credited to contractholder funds and $(18) million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	September 30, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,904	$7,240	$7,139	$7,350
Cost method limited partnerships	1,456	1,756	1,569	1,838
Bank loans	410	411	339	328

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

Financial liabilities

($ in millions)	September 30, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$27,934	$29,029	$30,192	$30,499
Long-term debt	6,057	7,147	5,908	6,312
Liability for collateral	765	765	462	462

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

Property-Liability uses interest rate swaps, swaptions, futures and options to manage the interest rate risks of existing investments and to reduce exposure to rising or falling interest rates.  Portfolio duration management is a risk management strategy that is principally employed by Property-Liability wherein financial futures and interest rate swaps are utilized to change the duration of the portfolio in order to offset the economic effect that interest rates would otherwise have on the fair value of its fixed income securities.  Equity index futures and options are used by Property-Liability to offset valuation losses in the equity portfolio during periods of declining equity market values.  Credit default swaps are typically used to mitigate the credit risk within the Property-Liability fixed income portfolio.  Property-Liability uses equity futures to hedge the market risk related to deferred compensation liability contracts and forward contracts to hedge foreign currency risk associated with holding foreign currency denominated investments and foreign operations.

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

The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of embedded derivatives reported in net income.  The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide equity returns to contractholders; equity-indexed notes containing equity call options, which provide a coupon payout that is determined using one or more equity-based indices; credit default swaps in synthetic collateralized debt obligations, which provide enhanced coupon rates as a result of selling credit protection; and conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of September 30, 2012, the Company pledged $9 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2012.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$101	n/a	$(6)	$2	$(8)
Total		101	n/a	(6)	2	(8)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	7,941	n/a	56	74	(18)
Interest rate swaption agreements	Other investments	250	n/a	--	--	--
Interest rate cap and floor agreements	Other investments	673	n/a	2	2	--
Financial futures contracts and options	Other assets	--	2	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	147	14,600	226	226	--
Options, futures and warrants	Other assets	--	1,667	1	1	--
Foreign currency contracts
Foreign currency forwards and options	Other investments	206	n/a	4	5	(1)
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	1	1	--
Equity-indexed call options	Fixed income securities	90	n/a	10	10	--
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	470	n/a	2	6	(4)
Credit default swaps - selling protection	Other investments	275	n/a	2	2	--
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Total		11,073	16,269	293	328	(35)

Total asset derivatives		$11,174	16,269	$287	$330	$(43)

(1)      Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2)      In addition to the number of contracts presented in the table, the Company held 7,307 stock rights and 3,915,485 stock warrants.  Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$50	n/a	$(9)	$--	$(9)
Total		50	n/a	(9)	--	(9)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	9	9	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	359	n/a	--	--	--
Financial futures contracts and options	Other liabilities & accrued expenses	--	496	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	--	13,919	(106)	--	(106)
Foreign currency contracts
Foreign currency forwards and options	Other liabilities & accrued expenses	222	n/a	6	6	--
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	853	n/a	(85)	--	(85)
Guaranteed withdrawal benefits	Contractholder funds	573	n/a	(44)	--	(44)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,835	n/a	(413)	--	(413)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(9)	--	(9)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	314	n/a	(1)	2	(3)
Credit default swaps – selling protection	Other liabilities & accrued expenses	338	n/a	(33)	1	(34)
Total		6,664	14,415	(676)	18	(694)

Total liability derivatives		6,714	14,415	(685)	$18	$(703)

Total derivatives		$17,888	30,684	$(398)

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

($ in millions)	Three months ended		Nine months ended
	September 30,		September 30,
Effective portion	2012	2011	2012	2011
(Loss) gain recognized in OCI on derivatives during the period	$(3)	$20	$(3)	$7
Loss recognized in OCI on derivatives during the term of the hedging relationship	(19)	(15)	(19)	(15)
Loss reclassified from AOCI into income (net investment income)	--	(1)	--	--
Loss reclassified from AOCI into income (realized capital gains and losses)	--	--	(1)	--
Ineffective portion and amount excluded from effectiveness
Gain recognized in income on derivatives (realized capital gains and losses)	--	--	--	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended September 30, 2012
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$--	$--	$--	$--	$--	$--
Subtotal	--	--	--	--	--	--

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(2)	--	--	--	(2)
Equity and index contracts	--	(6)	--	19	6	19
Embedded derivative financial instruments	--	2	18	138	--	158
Foreign currency contracts	--	1	--	--	5	6
Credit default contracts	--	3	--	--	--	3
Other contracts	--	--	--	1	--	1
Subtotal	--	(2)	18	158	11	185
Total	$--	$(2)	$18	$158	$11	$185

	Nine months ended September 30, 2012
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$--	$(1)
Subtotal	(1)	--	--	--	--	(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(1)	--	--	--	(1)
Equity and index contracts	--	(5)	--	56	15	66
Embedded derivative financial instruments	--	21	32	140	--	193
Foreign currency contracts	--	1	--	--	7	8
Credit default contracts	--	11	--	--	--	11
Other contracts	--	--	--	3	--	3
Subtotal	--	27	32	199	22	280
Total	$(1)	$27	$32	$199	$22	$279

	Three months ended September 30, 2011
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships	$(1)	$--	$--	$--	$--	$(1)
Interest rate contracts	(1)	--	--	--	--	(1)
Subtotal

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(202)	--	--	--	(202)
Equity and index contracts	--	1	--	(71)	(22)	(92)
Embedded derivative financial instruments	--	(50)	(55)	87	--	(18)
Foreign currency contracts		(9)	--	--	(1)	(10)
Credit default contracts	--	26	--	--	--	26
Other contracts	--	--	--	1	--	1
Subtotal	--	(234)	(55)	17	(23)	(295)
Total	$(1)	$(234)	$(55)	$17	$(23)	$(296)

	Nine months ended September 30, 2011
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives

Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(2)	$(8)	$--	$(5)	$--	$(15)
Foreign currency and interest rate contracts	--	--	--	(32)	--	(32)
Subtotal	(2)	(8)	--	(37)	--	(47)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(306)	--	--	--	(306)
Equity and index contracts	--	(18)	--	(25)	(15)	(58)
Embedded derivative financial instruments	--	(45)	(18)	74	--	11
Foreign currency contracts	--	(14)	--	--	1	(13)
Credit default contracts	--	37	--	--	--	37
Other contracts	--	--	--	6	--	6
Subtotal	--	(346)	(18)	55	(14)	(323)
Total	$(2)	$(354)	$(18)	$18	$(14)	$(370)

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments

Three months ended September 30, 2012
Net investment income	$1	$--	$--	$(1)
Total	$1	$--	$--	$(1)

Nine months ended September 30, 2012
Net investment income	$3	$--	$--	$(3)
Total	$3	$--	$--	$(3)

Three months ended September 30, 2011
Net investment income	$1	$--	$--	$(1)
Total	$1	$--	$--	$(1)

Nine months ended September 30, 2011
Interest credited to contractholder funds	$(7)	$(34)	$41	$--
Net investment income	24	--	--	(24)
Realized capital gains and losses	(8)	--	--	--
Total	$9	$(34)	$41	$(24)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2012, counterparties pledged $94 million in cash and securities to the Company, and the Company pledged $38 million in securities to counterparties which includes $20 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $18 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2012				December 31, 2011
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	--	$--	$--	$--	1	$25	$1	$1
A+	2	1,578	8	3	4	3,026	26	5
A	5	4,081	26	4	3	5,307	15	1
A-	3	892	9	1	2	3,815	25	--
BBB+	1	3,617	23	--	2	57	41	41
Total	11	$10,168	$66	$8	12	$12,230	$108	$48

(1)	Rating is the lower of S&P or Moody’s ratings.
(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.

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

($ in millions)	September 30, 2012	December 31, 2011
Gross liability fair value of contracts containing credit-risk-contingent features	$61	$153
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(40)	(69)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(20)	(76)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$8

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2012
Single name
Investment grade corporate debt	$5	$20	$48	$105	$10	$188	$--
Municipal	--	25	--	--	--	25	(4)
Subtotal	5	45	48	105	10	213	(4)
Baskets
First-to-default
Municipal	--	--	100	--	--	100	(28)
Subtotal	--	--	100	--	--	100	(28)
Index
Investment grade corporate debt	--	2	79	204	15	300	1
Total	$5	$47	$227	$309	$25	$613	$(31)

December 31, 2011
Single name
Investment grade corporate debt	$--	$90	$88	$160	$30	$368	$(7)
High yield debt	--	--	--	--	2	2	--
Municipal	--	135	--	--	--	135	(12)
Subtotal	--	225	88	160	32	505	(19)
Baskets
Tranche
Investment grade corporate debt	--	--	--	--	65	65	(29)
First-to-default
Municipal	--	--	100	--	--	100	(33)
Subtotal	--	--	100	--	65	165	(62)
Total	$--	$225	$188	$160	$97	$670	$(81)

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

8.  Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance ceded amounts shown in the following table:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Property-liability insurance premiums earned	$272	$277	$813	$821
Life and annuity premiums and contract charges	161	180	500	558

Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Property-liability insurance claims and claims expense	$188	$287	$327	$485
Life and annuity contract benefits	184	207	388	343
Interest credited to contractholder funds	7	7	21	21

9.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $9 million and $8 million during the three months ended September 30, 2012 and 2011, respectively, and $25 million and $28 million during the nine months ended September 30, 2012 and 2011, respectively.

The following table presents changes in the restructuring liability during the nine months ended September 30, 2012.

($ in millions)	Employee	Exit	Total
	costs	costs	liability
Balance as of December 31, 2011	$5	$5	$10
Expense incurred	6	3	9
Payments applied against liability	(6)	(3)	(9)
Balance as of September 30, 2012	$5	$5	$10

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of September 30, 2012, the cumulative amount incurred to date for active programs totaled $81 million for employee costs and $49 million for exit costs.

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $4 million as of September 30, 2012.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective September 30, 2012, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $42 million as of September 30, 2012.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2012.

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

As of September 30, 2012, the Company estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $855 million, pre-tax.  This disclosure is not an indication of expected loss, if any.  Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  The estimate does not include matters or losses for which an estimate is not possible.  Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria.  It does not represent the Company’s maximum possible loss exposure.  Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

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

Claims related proceedings

Allstate is vigorously defending a lawsuit filed in the aftermath of Hurricane Katrina and currently pending in the United States District Court for the Eastern District of Louisiana (“District Court”).  This matter was filed by the Louisiana Attorney General against Allstate and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana, as assignee, and on behalf of certain Road Home fund recipients.  Although this lawsuit was originally filed as a class action, the Louisiana Attorney General moved to dismiss the class in 2011 and that motion was granted.  In this matter the State alleged that the insurers failed to pay all damages owed under their policies.  The claims currently pending in this matter are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  All other claims, including extra-contractual claims, have been dismissed.  The Company had moved to dismiss the complaint on the grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the underlying insurance policies.  The Louisiana Supreme Court denied the motion.

The District Court has issued a case management order requiring the State to produce specific detail by property supporting its allegations of breach of contract.  Additionally, the case management order requires the State to deliver a settlement proposal to Allstate and the other defendant insurance companies.  There are many potential individual claims at issue in this matter, each of which will require individual analysis and a number of which may be subject to individual defenses, including release, accord and satisfaction, prescription, waiver, and estoppel.  The Company has filed a motion seeking to force the State to provide more specificity as to its claims in this matter.  The Company believes that its adjusting practices in connection with Katrina homeowners claims were sound and in accordance with industry standards and state law.  There remain significant questions of Louisiana law that have yet to be decided.  In the Company’s judgment, given the issues discussed above, a loss is not probable.

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

Allstate has been vigorously defending a lawsuit in regards to certain claims employees involving worker classification issues.  This lawsuit is a certified class action challenging a state wage and hour law.  In this case, plaintiffs sought actual damages in an amount to be proven at trial, liquidated damages in an amount equal to an unspecified percentage of the aggregate underpayment of wages to be proven at trial, as well as attorneys’ fees and costs.  Plaintiffs have not made a settlement demand nor have they alleged the amount of damages with any specificity.  The case was bifurcated between liability and damages and is currently focused only on liability issues.  No discovery has taken place regarding plaintiffs’ alleged damages.  In December 2009, the liability phase of the case was tried, and, in July 2010, the trial court issued its decision finding in favor of Allstate on all claims.  The plaintiffs appealed the decision in favor of Allstate to the first level appellate court.  In May 2012, the court heard oral argument on the plaintiffs’ appeal and affirmed the trial court’s decision.  The plaintiffs have subsequently filed a petition for review with the Illinois Supreme Court asking it to review the lower courts’ decisions.  Only liability issues are being addressed on appeal and no damages may be awarded at this stage of the proceedings.  In the event the trial court’s order were to be overturned, however, the parties would need to conduct damages discovery, and a trial on damages would have to take place, before any damages could be awarded.  In the Company’s judgment a loss is not probable.

Other proceedings

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999.  Although these cases have been pending for many years, they currently are in the early stages of litigation because of appellate court proceedings and threshold procedural issues.

•

These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (“EEOC I”) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (“Romero I”). In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release was voidable at the option of the release signer. The court also ordered that an agent who voided the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.” The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.” The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request. In June 2007, the court reversed its prior ruling that the release was voidable and granted the Company’s motions for summary judgment, ruling that the asserted claims were barred by the release signed by most plaintiffs. Plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit (“Third Circuit”). In July 2009, the Third Circuit vacated the trial court’s entry of summary judgment in the Company’s favor and remanded the cases to the trial court for additional discovery, including additional discovery related to the validity of the release and waiver. In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then all of the claims in Romero I and EEOC I are barred.  Thus, if the waiver and release is upheld, then only the claims in Romero I asserted by the small group of employee agents who did not sign the release and waiver would remain for adjudication. In January 2010, following the remand, the cases were assigned to a new judge for further proceedings in the trial court. Plaintiffs filed their Second Amended Complaint on July 28, 2010. Plaintiffs seek broad but unspecified “make whole relief,” including back pay, compensatory and punitive damages, liquidated damages, lost investment capital, attorneys’ fees and costs, and equitable relief, including reinstatement to employee agent status with all attendant benefits for up to approximately 6,500 former employee agents. Despite the length of time that these matters have been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class. Nor have plaintiffs provided any calculations of the putative class’s alleged back pay or the alleged liquidated, compensatory or punitive damages, instead asserting that such calculations will be provided at a later stage during expert discovery. Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination. Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses. Alleged damage amounts and lost benefits of the approximately 6,500 putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service. Discovery limited to the validity of the waiver and release is in process and the court is currently considering various motions relating to discovery. At present, no class is certified. Summary judgment proceedings on the validity of the waiver and release are expected to occur in the first half of 2013.

•

A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue (“Romero II”). These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. Romero II was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005. In June 2007, the court granted the Company’s motion to dismiss the case. Plaintiffs filed a notice of appeal with the Third Circuit. In July 2009, the Third Circuit vacated the district court’s dismissal of the case and remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge.  In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then one of plaintiffs’ three claims asserted in Romero II is barred.  The Third Circuit directed the district court to consider on remand whether the other two claims asserted in Romero II are barred by the release and waiver.  In January 2010, following the remand, the case was assigned to a new judge (the same judge for the Romero I and EEOC I cases) for further proceedings in the trial court.  On April 23, 2010, plaintiffs filed their First Amended Complaint.  Plaintiffs seek broad but unspecified “make whole” or other equitable relief, including losses of income and benefits as a result of their decision to retire from the Company between November 1, 1999 and December 31, 2000.  They also seek repeal of the challenged amendments to the Agents Pension Plan with all attendant benefits revised and recalculated for thousands of former employee agents, and attorney’s fees and costs.  Despite the length of time that this matter has been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class.  Nor have plaintiffs provided any calculations of the putative class’s alleged losses, instead asserting that such calculations will be provided at a later stage during expert discovery.  Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination.  Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses.  Alleged damage amounts and lost benefits of the putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service.  As in Romero I and EEOC I, discovery at this time is limited to issues relating to the validity of the waiver and release and the court is considering various motions related to discovery.  Class certification has not been decided.  Summary judgment proceedings on the validity of the waiver and release are expected to occur in the first half of 2013.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.05 billion and $1.08 billion, net of reinsurance recoverables of $502 million and $529 million, as of September 30, 2012 and December 31, 2011, respectively.  Reserves for environmental claims were $201 million and $185 million, net of reinsurance recoverables of $48 million and $40 million, as of September 30, 2012 and December 31, 2011, respectively.  Approximately 59% of the total net asbestos and environmental reserves as of September 30, 2012 were for incurred but not reported estimated losses with no change from December 31, 2011.

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

11.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Pension benefits
Service cost	$38	$37	$114	$113
Interest cost	74	81	223	242
Expected return on plan assets	(98)	(92)	(295)	(276)
Amortization of:
Prior service credit	(1)	--	(2)	(1)
Net actuarial loss	45	39	134	116
Settlement loss	10	9	29	26
Net periodic pension cost	$68	$74	$203	$220

Postretirement benefits
Service cost	$3	$2	$9	$8
Interest cost	9	9	27	27
Amortization of:
Prior service credit	(6)	(6)	(17)	(17)
Net actuarial gain	(5)	(7)	(15)	(22)
Settlement loss	--	1	--	1
Net periodic postretirement benefit cost (credit)	$1	$(1)	$4	$(3)

12.  Business Segments

Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$4,310	$4,070	$12,875	$12,251
Non-standard auto	177	196	544	613
Total auto	4,487	4,266	13,419	12,864
Homeowners	1,595	1,553	4,747	4,640
Other personal lines	614	613	1,826	1,834
Allstate Protection	6,696	6,432	19,992	19,338
Discontinued Lines and Coverages	1	--	1	(1)
Total property-liability insurance premiums	6,697	6,432	19,993	19,337
Net investment income	299	298	964	892
Realized capital gains and losses	(16)	24	192	73
Total Property-Liability	6,980	6,754	21,149	20,302

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	117	111	347	328
Immediate annuities with life contingencies	10	16	36	74
Accident and health insurance	164	160	486	483
Total life and annuity premiums	291	287	869	885
Interest-sensitive life insurance	267	258	790	759
Fixed annuities	5	7	16	24
Total contract charges	272	265	806	783
Total life and annuity premiums and contract charges	563	552	1,675	1,668
Net investment income	632	682	1,982	2,060
Realized capital gains and losses	(56)	219	(69)	320
Total Allstate Financial	1,139	1,453	3,588	4,048

Corporate and Other
Service fees	1	1	3	5
Net investment income	9	14	31	44
Realized capital gains and losses	--	21	--	24
Total Corporate and Other before reclassification of service fees	10	36	34	73
Reclassification of service fees (1)	(1)	(1)	(3)	(5)
Total Corporate and Other	9	35	31	68
Consolidated revenues	$8,128	$8,242	$24,768	$24,418

(1) For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$701	$(297)	$1,365	$(1,461)
Discontinued Lines and Coverages	(42)	(12)	(49)	(22)
Total underwriting income (loss)	659	(309)	1,316	(1,483)
Net investment income	299	298	964	892
Income tax (expense) benefit on operations	(308)	37	(717)	316
Realized capital gains and losses, after-tax	(11)	15	125	47
Property-Liability net income (loss)	639	41	1,688	(228)

Allstate Financial
Life and annuity premiums and contract charges	563	552	1,675	1,668
Net investment income	632	682	1,982	2,060
Periodic settlements and accruals on non-hedge derivative instruments	15	18	45	54
Contract benefits and interest credited to contractholder funds	(810)	(850)	(2,441)	(2,563)
Operating costs and expenses and amortization of deferred policy acquisition costs	(264)	(212)	(703)	(661)
Restructuring and related charges	--	--	--	2
Income tax expense on operations	(39)	(61)	(173)	(183)
Operating income	97	129	385	377
Realized capital gains and losses, after-tax	(36)	142	(45)	207
Valuation changes on embedded derivatives that are not hedged, after-tax	97	(4)	88	1
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(28)	(65)	(38)	(92)
DAC and DSI unlocking related to realized capital gains and losses, after-tax	4	--	4	3
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(9)	(12)	(29)	(35)
Gain (loss) on disposition of operations, after-tax	6	2	10	(6)
Allstate Financial net income	131	192	375	455

Corporate and Other
Service fees (1)	1	1	3	5
Net investment income	9	14	31	44
Operating costs and expenses (1)	(91)	(117)	(286)	(310)
Income tax benefit on operations	34	31	101	94
Operating loss	(47)	(71)	(151)	(167)
Realized capital gains and losses, after-tax	--	13	--	15
Corporate and Other net loss	(47)	(58)	(151)	(152)
Consolidated net income	$723	$175	$1,912	$75

(1)    For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

13.  Other Comprehensive Income

The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2012			2011
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,177	$(412)	$765	$(103)	$36	$(67)
Less: reclassification adjustment of realized capital gains and losses	(70)	25	(45)	527	(184)	343
Unrealized net capital gains and losses	1,247	(437)	810	(630)	220	(410)
Unrealized foreign currency translation adjustments	19	(7)	12	(51)	18	(33)
Unrecognized pension and other postretirement benefit cost	30	(10)	20	32	(11)	21
Other comprehensive income (loss)	$1,296	$(454)	842	$(649)	$227	(422)
Net income			723			175
Comprehensive income (loss)			$1,565			$(247)

	Nine months ended September 30,
	2012			2011
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains arising during the period, net of related offsets	$2,337	$(816)	$1,521	$869	$(305)	$564
Less: reclassification adjustment of realized capital gains and losses	63	(22)	41	688	(241)	447
Unrealized net capital gains and losses	2,274	(794)	1,480	181	(64)	117
Unrealized foreign currency translation adjustments	22	(8)	14	(29)	10	(19)
Unrecognized pension and other postretirement benefit cost	96	(32)	64	79	(26)	53
Other comprehensive income	$2,392	$(834)	1,558	$231	$(80)	151
Net income			1,912			75
Comprehensive income			$3,470			$226

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and of cash flows for the nine-month periods ended September 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

October 31, 2012

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

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

HIGHLIGHTS

•      Consolidated net income was $723 million in the third quarter of 2012 compared to $175 million in the third quarter of 2011, and $1.91 billion in the first nine months of 2012 compared to $75 million in the first nine months of 2011.  Net income per diluted share was $1.48 in the third quarter of 2012 compared to $0.34 in the third quarter of 2011, and $3.86 in the first nine months of 2012 compared to $0.14 in the first nine months of 2011.

•      Property-Liability net income was $639 million in the third quarter of 2012 compared to $41 million in the third quarter of 2011, and net income was $1.69 billion in the first nine months of 2012 compared to a net loss of $228 million in the first nine months of 2011.

•      The Property-Liability combined ratio was 90.2 in the third quarter of 2012 compared to 104.8 in the third quarter of 2011 and 93.4 in the first nine months of 2012 compared to 107.7 in the first nine months of 2011.

•      Allstate Financial net income was $131 million in the third quarter of 2012 compared to $192 million in the third quarter of 2011, and $375 million in the first nine months of 2012 compared to $455 million in the first nine months of 2011.

•      Total revenues were $8.13 billion in the third quarter of 2012 compared to $8.24 billion in the third quarter of 2011, and $24.77 billion in the first nine months of 2012 compared to $24.42 billion in the first nine months of 2011.

•      Property-Liability premiums earned totaled $6.70 billion in the third quarter of 2012, an increase of 4.1% from $6.43 billion in the third quarter of 2011, and $19.99 billion in the first nine months of 2012, an increase of 3.4% from $19.34 billion in the first nine months of 2011.

•      Net realized capital losses were $72 million in the third quarter of 2012 compared to net realized capital gains of $264 million in the third quarter of 2011, and net realized capital gains were $123 million in the first nine months of 2012 compared to $417 million in the first nine months of 2011.

•      Investments totaled $98.52 billion as of September 30, 2012, an increase of 3.0% from $95.62 billion as of December 31, 2011. Net investment income in the third quarter of 2012 was $940 million, a decrease of 5.4% from $994 million in the third quarter of 2011, and $2.98 billion in the first nine months of 2012, a decrease of 0.6% from $3.00 billion in the first nine months of 2011.

•      Book value per diluted share (ratio of shareholders’ equity to total shares outstanding and dilutive potential shares outstanding) was $42.64 as of September 30, 2012, an increase of 22.4% from $34.84 as of September 30, 2011 and an increase of 17.9% from $36.18 as of December 31, 2011.

•      For the twelve months ended September 30, 2012, return on the average of beginning and ending period shareholders’ equity was 13.6%, an increase of 11.6 points from 2.0% for the twelve months ended September 30, 2011.

•      As of September 30, 2012, shareholders’ equity was $20.84 billion.  This total included $2.34 billion in deployable invested assets at the parent holding company level.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Property-liability insurance premiums	$6,697	$6,432	$19,993	$19,337
Life and annuity premiums and contract charges	563	552	1,675	1,668
Net investment income	940	994	2,977	2,996
Realized capital gains and losses:
Total other-than-temporary impairment losses	(39)	(197)	(195)	(435)
Portion of loss recognized in other comprehensive income	(7)	(6)	16	(37)
Net other-than-temporary impairment losses recognized in earnings	(46)	(203)	(179)	(472)
Sales and other realized capital gains and losses	(26)	467	302	889
Total realized capital gains and losses	(72)	264	123	417
Total revenues	8,128	8,242	24,768	24,418

Costs and expenses
Property-liability insurance claims and claims expense	(4,293)	(5,132)	(13,442)	(15,963)
Life and annuity contract benefits	(453)	(455)	(1,354)	(1,331)
Interest credited to contractholder funds	(215)	(405)	(959)	(1,240)
Amortization of deferred policy acquisition costs	(1,016)	(1,046)	(2,937)	(2,990)
Operating costs and expenses	(1,010)	(888)	(3,023)	(2,656)
Restructuring and related charges	(9)	(8)	(25)	(28)
Interest expense	(93)	(92)	(281)	(275)
Total costs and expenses	(7,089)	(8,026)	(22,021)	(24,483)

Gain (loss) on disposition of operations	9	3	15	(10)
Income tax (expense) benefit	(325)	(44)	(850)	150
Net income	$723	$175	$1,912	$75

Property-Liability	$639	$41	$1,688	$(228)
Allstate Financial	131	192	375	455
Corporate and Other	(47)	(58)	(151)	(152)
Net income	$723	$175	$1,912	$75

PROPERTY-LIABILITY HIGHLIGHTS

•      Premiums written increased 5.0% to $7.06 billion in the third quarter of 2012 from $6.73 billion in the third quarter of 2011, and increased 4.3% to $20.39 billion in the first nine months of 2012 from $19.55 billion in the first nine months of 2011.

–      Allstate brand standard auto premiums written of $3.99 billion in the third quarter of 2012 were comparable to $4.00 billion in the third quarter of 2011, and decreased 0.5% to $11.83 billion in the first nine months of 2012 from $11.89 billion in the first nine months of 2011.

–      Allstate brand homeowners premiums written increased 3.2% to $1.69 billion in the third quarter of 2012 from $1.63 billion in the third quarter of 2011, and increased 2.6% to $4.58 billion in the first nine months of 2012 from $4.47 billion in the first nine months of 2011.

–      Encompass brand premiums written increased 5.3% to $297 million in the third quarter of 2012 from $282 million in the third quarter of 2011, and 4.4% to $835 million in the first nine months of 2012 from $800 million in the first nine months of 2011.

–      Esurance brand premiums written were $282 million and $768 million in the third quarter and first nine months of 2012, respectively.  Esurance began offering renters insurance in third quarter 2012.

•      Premium measures and statistics contributing to overall Allstate brand standard auto premiums written results were the following:

–      2.0% decrease in policies in force (“PIF”) as of September 30, 2012 compared to September 30, 2011

–      0.9% increase in the six month policy term average gross premium before reinsurance to $450 in the third quarter of 2012 from $446 in the third quarter of 2011, and 1.4% increase in the six month policy term average gross premium before reinsurance to $448 in the first nine months of 2012 from $442 in the first nine months of 2011

–      0.1 point decrease in the six month renewal ratio to 89.0% in the third quarter of 2012 compared to 89.1% in the third quarter of 2011, and a 0.2 point decrease in the six month renewal ratio to 88.9% in the first nine months of 2012 compared to 89.1% in the first nine months of 2011

–      1.3% and 5.2% decrease in new issued applications in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011

•      Premium measures and statistics contributing to overall Allstate brand homeowners premiums written increase were the following:

–      6.5% decrease in PIF as of September 30, 2012 compared to September 30, 2011

–      9.5% increase in the twelve month policy term average gross premium before reinsurance to $1,096 in the third quarter of 2012 from $1,001 in the third quarter of 2011, and 9.3% increase in the twelve month policy term average gross premium before reinsurance to $1,081 in the first nine months of 2012 from $989 in the first nine months of 2011

–      1.2 point decrease in the twelve month renewal ratio to 87.2% in the third quarter and first nine months of 2012 compared to 88.4% in the same periods of 2011

–      new issued applications of 116 thousand in the third quarter of 2012 was comparable to the same period of prior year and decreased 5.7% in the first nine months of 2012 compared to the same period of 2011

–      $7 million decrease in catastrophe reinsurance costs to $117 million in the third quarter of 2012 from $124 million in the third quarter of 2011, and $17 million decrease in catastrophe reinsurance costs to $358 million in the first nine months of 2012 from $375 million in the first nine months of 2011

•      Factors comprising the Allstate brand standard auto loss ratio decrease of 2.4 points to 66.9 in the third quarter of 2012 from 69.3 in the third quarter of 2011, and a decrease of 2.1 points to 68.8 in the first nine months of 2012 from 70.9 in the first nine months of 2011 were the following:

–      1.6 point decrease in the effect of catastrophe losses to 1.3 points in the third quarter of 2012 compared to 2.9 points in the third quarter of 2011, and 1.2 point decrease in the effect of catastrophe losses to 2.1 points in the first nine months of 2012 compared to 3.3 points in the first nine months of 2011

–      1.2% and 1.3% decrease in standard auto claim frequency (rate of claim occurrence per policy in force) for property damage in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011

–      1.2% and 0.5% decrease in standard auto claim frequency for bodily injury in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011

–      3.9% increase in auto paid claim severities (average cost per claim) for property damage in the third quarter and first nine months of 2012 compared to the same periods of 2011

–      6.8% and 3.8% increase in auto paid claim severities for bodily injury in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011

•      Factors comprising the Allstate brand homeowners loss ratio, which includes catastrophe losses, decrease of 59.6 points to 49.0 in the third quarter of 2012 from 108.6 in the third quarter of 2011, and a decrease of 53.4 points to 62.5 in the first nine months of 2012 from 115.9 in the first nine months of 2011 were the following:

–      48.0 point decrease in the effect of catastrophe losses to 7.8 points in the third quarter of 2012 compared to 55.8 points in the third quarter of 2011, and 45.6 point decrease in the effect of catastrophe losses to 20.1 points in the first nine months of 2012 compared to 65.7 points in the first nine months of 2011

–      11.4% and 7.9% decrease in homeowner claim frequency, excluding catastrophe losses, in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011

–      5.8% and 2.6% increase in paid claim severity, excluding catastrophe losses, in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011

•      Factors comprising the $871 million decrease in catastrophe losses to $206 million in the third quarter of 2012 compared to $1.08 billion in the third quarter of 2011, and $2.47 billion decrease to $1.28 billion in the first nine months of 2012 compared to $3.75 billion in the first nine months of 2011 were the following:

–      29 events with losses of $313 million in the third quarter of 2012 compared to 23 events with losses of $1.10 billion in the third quarter of 2011, and 74 events with losses of $1.61 billion in the first nine months of 2012 compared to 72 events with losses of $3.85 billion in the first nine months of 2011.  There were no events with losses greater than $250 million in third quarter of 2012, compared to one event with losses greater than $250 million in third quarter of 2011.

–      $31 million of favorable prior quarter reserve reestimates in the third quarter of 2012 compared to $29 million unfavorable reserve reestimates in the third quarter of 2011

–      $76 million favorable prior year reserve reestimates in the third quarter of 2012 compared to $47 million favorable reserve reestimates in the third quarter of 2011, and $330 million favorable reserve reestimates in the first nine months of 2012 compared to $98 million favorable reserve reestimates in the first nine months of 2011

•      Factors comprising the $149 million favorable prior year reserve reestimates in the third quarter of 2012 compared to $117 million favorable in the third quarter of 2011, and favorable prior year reserve reestimates of $511 million in the first nine months of 2012 compared to $205 million favorable in the first nine months of 2011 included:

–      prior year reserve reestimates related to auto, homeowners and other personal lines in the third quarter of 2012 contributed $134 million favorable, $72 million favorable and $15 million unfavorable, respectively, compared to prior year reserve reestimates in the third quarter of 2011 of $136 million favorable, $4 million favorable and $12 million unfavorable, respectively, and prior year reserve reestimates related to auto, homeowners and other personal lines in the first nine months of 2012 contributed $265 million favorable, $247 million favorable and $47 million favorable, respectively, compared to prior year reserve reestimates in the first nine months of 2011 of $245 million favorable, $39 million favorable and $61 million unfavorable, respectively

–      prior year reestimates in the third quarter and first nine months of 2012 and 2011 are largely attributable to prior year catastrophes and severity development that was better than expected

•      Our 2012 annual review resulted in a $26 million unfavorable reestimate of asbestos reserves, a $22 million unfavorable reestimate of environmental reserves and a $5 million unfavorable reestimate of other reserves, partially offset by a $14 million decrease in our allowance for future uncollectable reinsurance in the third quarter of 2012 compared to $26 million unfavorable reestimate of asbestos reserves and a $5 million unfavorable reestimate of other reserves, partially offset by a $26 million decrease of the allowance for future uncollectible reinsurance in the third quarter of 2011.  Environmental reserves were essentially unchanged in the third quarter of 2011.

•      Property-Liability underwriting income was $659 million in the third quarter of 2012 compared to an underwriting loss of $309 million in the third quarter of 2011, and Property-Liability underwriting income was $1.32 billion in the first nine months of 2012 compared to an underwriting loss of $1.48 billion in the first nine months of 2011.  Underwriting income (loss), a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•      Property-Liability investments as of September 30, 2012 were $38.01 billion, an increase of 5.6% from $36.00 billion as of December 31, 2011.  Net investment income of $299 million in the third quarter of 2012 was comparable to $298 million in the third quarter of 2011, and increased 8.1% to $964 million in the first nine months of 2012 from $892 million in the first nine months of 2011.

•      Net realized capital losses were $16 million in the third quarter of 2012 compared to net realized capital gains of $24 million in the third quarter of 2011, and net realized capital gains were $192 million in the first nine months of 2012 compared to $73 million in the first nine months of 2011.

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

($ in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Premiums written	$7,063	$6,728	$20,390	$19,554

Revenues
Premiums earned	$6,697	$6,432	$19,993	$19,337
Net investment income	299	298	964	892
Realized capital gains and losses	(16)	24	192	73
Total revenues	6,980	6,754	21,149	20,302

Costs and expenses
Claims and claims expense	(4,293)	(5,132)	(13,442)	(15,963)
Amortization of DAC	(870)	(866)	(2,613)	(2,597)
Operating costs and expenses	(866)	(735)	(2,597)	(2,230)
Restructuring and related charges	(9)	(8)	(25)	(30)
Total costs and expenses	(6,038)	(6,741)	(18,677)	(20,820)

Loss on disposition of operations	--	(1)	--	(1)
Income tax (expense) benefit	(303)	29	(784)	291
Net income (loss)	$639	$41	$1,688	$(228)

Underwriting income (loss)	$659	$(309)	$1,316	$(1,483)
Net investment income	299	298	964	892
Income tax (expense) benefit on operations	(308)	37	(717)	316
Realized capital gains and losses, after-tax	(11)	15	125	47
Net income (loss)	$639	$41	$1,688	$(228)

Catastrophe losses (1)	$206	$1,077	$1,284	$3,749

GAAP operating ratios
Claims and claims expense ratio	64.1	79.8	67.2	82.6
Expense ratio	26.1	25.0	26.2	25.1
Combined ratio	90.2	104.8	93.4	107.7
Effect of catastrophe losses on combined ratio (1)	3.1	16.7	6.4	19.4
Effect of prior year reserve reestimates on combined ratio (1)	(2.2)	(1.8)	(2.6)	(1.1)
Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio	0.4	--	0.5	--
Effect of restructuring and related charges on combined ratio	0.1	0.1	0.1	0.2
Effect of Discontinued Lines and Coverages on combined ratio	0.7	0.2	0.2	0.1

(1)  Prior year reserve reestimates included in catastrophe losses totaled $76 million and $330 million favorable in the three months and nine months ended September 30, 2012, respectively, compared to $47 million and $98 million favorable in the three months and nine months ended September 30, 2011, respectively.

Premiums written is the amount of premiums charged for policies issued during a fiscal period.  Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period.  The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Premiums written:
Allstate Protection	$7,064	$6,728	$20,390	$19,555
Discontinued Lines and Coverages	(1)	--	--	(1)
Property-Liability premiums written	7,063	6,728	20,390	19,554
Increase in unearned premiums	(411)	(276)	(442)	(207)
Other	45	(20)	45	(10)
Property-Liability premiums earned	$6,697	$6,432	$19,993	$19,337

Premiums earned:
Allstate Protection	$6,696	$6,432	$19,992	$19,338
Discontinued Lines and Coverages	1	--	1	(1)
Property-Liability	$6,697	$6,432	$19,993	$19,337

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Encompass brand		Esurance brand (2)	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Standard auto	$3,988	$3,996	$163	$159	$282	$4,433	$4,155
Non-standard auto	176	194	--	--	--	176	194
Homeowners	1,686	1,634	108	100	--	1,794	1,734
Other personal lines (1)	635	622	26	23	--	661	645
Total	$6,485	$6,446	$297	$282	$282	$7,064	$6,728

	Nine months ended September 30,
	Allstate brand		Encompass brand		Esurance brand (2)	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Standard auto	$11,828	$11,891	$465	$457	$768	$13,061	$12,348
Non-standard auto	539	601	--	1	--	539	602
Homeowners	4,583	4,465	297	273	--	4,880	4,738
Other personal lines (1)	1,837	1,798	73	69	--	1,910	1,867
Total	$18,787	$18,755	$835	$800	$768	$20,390	$19,555

(1)    Other personal lines include commercial, condominium, renters, involuntary auto and other personal lines.

(2)    Esurance brand business was acquired on October 7, 2011.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Encompass brand		Esurance brand	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Standard auto	$3,910	$3,916	$152	$154	$248	$4,310	$4,070
Non-standard auto	177	196	--	--	--	177	196
Homeowners	1,499	1,462	96	91	--	1,595	1,553
Other personal lines	591	590	23	23	--	614	613
Total	$6,177	$6,164	$271	$268	$248	$6,696	$6,432

	Nine months ended September 30,
	Allstate brand		Encompass brand		Esurance brand	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Standard auto	$11,716	$11,782	$456	$469	$703	$12,875	$12,251
Non-standard auto	544	611	--	2	--	544	613
Homeowners	4,466	4,367	281	273	--	4,747	4,640
Other personal lines	1,757	1,765	69	69	--	1,826	1,834
Total	$18,483	$18,525	$806	$813	$703	$19,992	$19,338

Premium measures and statistics that are used to analyze the business are calculated and described below.  Measures and statistics presented exclude Allstate Canada and specialty auto.

•                  PIF:  Policy counts are based on items rather than customers.  A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

•                  Average premium-gross written:  Gross premiums written divided by issued item count.  Gross premiums written include the impacts from discounts and surcharges and exclude the impacts from mid-term premium adjustments, ceded reinsurance premiums, and premium refund accruals.  Allstate brand average gross premiums represent the appropriate policy term for each line, which is 6 months for standard and non-standard auto and 12 months for homeowners.  Encompass brand average gross premiums represent the appropriate policy term for each line, which is 12 months for standard auto and homeowners and 6 months for non-standard auto.  Esurance brand average gross premiums represent the appropriate policy term, which is 6 months for standard auto.

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

Standard auto premiums written totaled $4.43 billion in the third quarter of 2012, an increase of 6.7% from $4.16 billion in the third quarter of 2011, and $13.06 billion in the first nine months of 2012, an increase of 5.8% from $12.35 billion in the first nine months of 2011.

	Allstate brand			Encompass brand		Esurance brand
Standard auto	2012	2011		2012	2011	2012
Three months ended September 30,
PIF (thousands)	16,941	17,286		697	671	962
Average premium-gross written (1)	$450	$446		$912	$929	$485
Renewal ratio (%) (1)	89.0	89.1		77.0	69.8	77.0
Approved rate changes (2):
# of states	13	10		3	8	7
Countrywide (%) (3)	0.3	0.9		0.7	0.7	1.2
State specific (%) (4) (5)	1.8	7.3	(6)	4.5	3.9	4.2

Nine months ended September 30,
PIF (thousands)	16,941	17,286		697	671	962
Average premium-gross written (1)	$448	$442		$914	$940	$496
Renewal ratio (%) (1)	88.9	89.1		74.7	70.4	78.3
Approved rate changes (2):
# of states	34	25		18	14	28
Countrywide (%) (3)	2.3	3.9		2.4	1.6	2.4
State specific (%) (4) (5)	4.2	7.2	(6)	4.2	4.3	3.8

(1)       Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.

(2)       Rate changes that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges that result in no change in the overall rate level in the state.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.  Rate changes exclude Allstate Canada and specialty auto.

(3)       Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2012 and 2011, respectively, as a percentage of total countrywide prior year-end premiums written.

(4)       Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2012 and 2011, respectively, as a percentage of its respective total prior year-end premiums written in those states.

(5)       Based on historical premiums written in those states, rate changes approved for standard auto totaled $62 million and $384 million in the three months and nine months ended September 30, 2012, respectively, compared to $134 million and $608 million in the three months and nine months ended September 30, 2011, respectively.

(6)       Three months ended September 30, 2011 includes the impact of a New York rate increase averaging 9.9%.  Nine months ended September 30, 2011 includes the impact of Florida rate increases averaging 16.1%, and New York rate increases averaging 10.4%.

Allstate brand standard auto premiums written totaled $3.99 billion in the third quarter of 2012, comparable to $4.00 billion in the third quarter of 2011 and $11.83 billion in the first nine months of 2012, a decrease of 0.5% from $11.89 billion in the first nine months of 2011.  Excluding Florida and New York, Allstate brand standard auto premiums written totaled $3.23 billion in the third quarter of 2012, an increase of 1.4% from $3.19 billion in the third quarter of 2011 and $9.55 billion in the first nine months of 2012, an increase of 1.1% from $9.45 billion in the first nine months of 2011.  Contributing to the Allstate brand standard auto premiums written results in the third quarter and first nine months of 2012 compared to the same periods of 2011 were the following:

–                 2.0% decrease in PIF as of September 30, 2012 compared to September 30, 2011 due to fewer new issued applications and fewer policies available to renew.  Excluding Florida and New York, PIF decreased 1.0% as of September 30, 2012 compared to September 30, 2011.

–                 1.3% decrease in new issued applications on a countrywide basis to 460 thousand in the third quarter of 2012 from 466 thousand in the third quarter of 2011, and 5.2% decrease to 1,381 thousand in the first nine months of 2012 from 1,457 thousand in the first nine months of 2011.  Excluding Florida and New York, new issued applications on a countrywide basis decreased 3.1% to 405 thousand in the third quarter of 2012 from 418 thousand in the third quarter of 2011, and decreased 5.4% to 1,220 thousand in the first nine months of 2012 from 1,289 thousand in the first nine months of 2011.  New issued applications increased in 11 states in the first nine months of 2012 compared to the same period of 2011.

–                 increase in average gross premium in the third quarter and first nine months of 2012 compared to the same periods of 2011.

–                 0.1 point and 0.2 point decrease in the renewal ratio in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011.  In the first nine months of 2012, 28 states are showing favorable comparisons to prior year.

Encompass brand standard auto premiums written totaled $163 million in the third quarter of 2012, an increase of 2.5% from $159 million in the third quarter of 2011 and $465 million in the first nine months of 2012, an increase of 1.8% from $457 million in the first nine months of 2011.  The increases are primarily due to a 3.9% increase in PIF as of September 30, 2012 compared to September 30, 2011 and actions taken to enhance our premier package policy.  New issued applications increased 23.3% in the third quarter of 2012 compared to the third quarter of 2011 and 28.0% in the first nine months of 2012 compared to the first nine months of 2011.  The renewal ratio increased 7.2 points and 4.3 points in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011 driven primarily by retaining more package business.

Esurance brand standard auto premiums written totaled $282 million, $224 million and $262 million in the third, second and first quarter of 2012, respectively, reflecting expected seasonality in this business.  PIF as of September 30, 2012 increased 7.8% compared to June 30, 2012 and 22.4% compared to December 31, 2011.

Non-standard auto premiums written totaled $176 million in the third quarter of 2012, a decrease of 9.3% from $194 million in the third quarter of 2011, and $539 million in the first nine months of 2012, a decrease of 10.5% from $602 million in the first nine months of 2011.

Allstate brand	Three months ended September 30,		Nine months ended September 30,
Non-standard auto	2012	2011	2012	2011
PIF (thousands)	528	599	528	599
Average premium-gross written (6 months)	$596	$586	$598	$609
Renewal ratio (%) (6 months)	70.1	70.6	70.1	70.6
Approved rate changes:
# of states	4	3	8	9
Countrywide (%)	0.2	0.9	0.8	4.9
State specific (%) (1)	5.8	11.5	3.8	14.4

(1)      Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $1 million and $5 million in the three months and nine months ended September 30, 2012, respectively, compared to $8 million and $41 million in the three months and nine months ended September 30, 2011, respectively.

Allstate brand non-standard auto premiums written totaled $176 million in the third quarter of 2012, a decrease of 9.3% from $194 million in the third quarter of 2011, and $539 million in the first nine months of 2012, a decrease of 10.3% from $601 million in the first nine months of 2011.  Contributing to the Allstate brand non-standard auto premiums written decrease in the third quarter and first nine months of 2012 compared to the same periods of 2011 were the following:

–                 decrease in PIF as of September 30, 2012 compared to September 30, 2011 due to fewer number of policies available to renew

–                 8.2% decrease in new issued applications to 56 thousand in the third quarter of 2012 from 61 thousand in the third quarter of 2011, and 2.5% decrease to 193 thousand in the first nine months of 2012 from 198 thousand in the first nine months of 2011

–                 increase in average gross premium in the third quarter of 2012 compared to the same period of 2011 and decrease in average gross premium in the first nine months of 2012 compared to the same period of 2011

–                 0.5 point decrease in the renewal ratio in the third quarter and first nine months of 2012 compared to the same periods of 2011

Homeowners premiums written totaled $1.79 billion in the third quarter of 2012, an increase of 3.5% from $1.73 billion in the third quarter of 2011, and $4.88 billion in the first nine months of 2012, an increase of 3.0% from $4.74 billion in the first nine months of 2011. Excluding the cost of catastrophe reinsurance, premiums written increased 2.9% and 2.4% in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011.

	Allstate brand			Encompass brand
Homeowners	2012	2011		2012		2011
Three months ended September 30,
PIF (thousands) (1)	6,042	6,459		320		306
Average premium-gross written (12 months)	$1,096	$1,001		$1,323		$1,306
Renewal ratio (%) (12 months)	87.2	88.4		84.5		79.6
Approved rate changes (2):
# of states	10	15		5	(4)	7
Countrywide (%)	0.8	2.3		0.3		0.7
State specific (%) (3)	7.3	13.9		2.5		3.0

Nine months ended September 30,
PIF (thousands) (1)	6,042	6,459		320		306
Average premium-gross written (12 months)	$1,081	$989		$1,311		$1,300
Renewal ratio (%) (12 months)	87.2	88.4		82.3		80.9
Approved rate changes (2):
# of states	28	37	(4)	19	(4)	22	(4)
Countrywide (%)	4.0	5.6		3.0		2.3
State specific (%) (3)	8.9	10.5		5.1		3.5

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

(3)      Based on historical premiums written in those states, rate changes approved for homeowners totaled $48 million and $257 million in the three months and nine months ended September 30, 2012, respectively, compared to $140 million and $350 million in the three months and nine months ended September 30, 2011, respectively.

(4)      Includes Washington D.C.

Allstate brand homeowners premiums written totaled $1.69 billion in the third quarter of 2012, an increase of 3.2% from $1.63 billion in the third quarter of 2011, and $4.58 billion in the first nine months of 2012, an increase of 2.6% from $4.47 billion in the first nine months of 2011.  Contributing to the Allstate brand homeowners premiums written increase in the third quarter and first nine months of 2012 compared to the same periods of 2011 were the following:

–                 6.5% decrease in PIF as of September 30, 2012 compared to September 30, 2011 due to fewer policies available to renew and fewer new issued applications

–                 new issued applications of 116 thousand in the third quarter of 2012 were comparable to the third quarter of 2011, and decreased 5.7% to 333 thousand in the first nine months of 2012 from 353 thousand in the first nine months of 2011.  We have new business underwriting restrictions in certain states.  We also continue to take actions to maintain an appropriate level of exposure to catastrophic events while continuing to meet the needs of our customers, including selectively not offering continuing coverage in coastal areas of certain states.

–                 increase in average gross premium in the third quarter and first nine months of 2012 compared to the same periods of 2011 primarily due to rate changes

–                 1.2 point decrease in the renewal ratio in the third quarter and first nine months of 2012 compared to the same periods of 2011

–                 decrease in the cost of our catastrophe reinsurance program in the third quarter and first nine months of 2012 compared to the same periods of 2011

Allstate House and HomeSM premiums written totaled $27 million and $38 million in the third quarter and first nine months of 2012, respectively.  Our Allstate House and Home product provides greater options of coverage for roof damage including depreciated value versus replacement value and uses a number of factors to determine the pricing, some of which relate to underwriting information normally obtained to evaluate auto insurance risks.  The Allstate House and Home product has been rolled out to 12 states as of September 30, 2012 and we expect a continued countrywide roll out for new business over the next two years.

Encompass brand homeowners premiums written totaled $108 million in the third quarter of 2012, an increase of 8.0% from $100 million in the third quarter of 2011 and $297 million in the first nine months of 2012, an increase of 8.8% from $273 million in the first nine months of 2011.  The increases are primarily due to a 4.6% increase in PIF as of September 30, 2012 compared to September 30, 2011 and actions taken to enhance our premier package policy.  New issued applications increased 35.7% in the third quarter of 2012 compared to the third quarter of 2011 and 40.5% in the first nine months of 2012 compared to the first nine months of 2011.  The renewal ratio increased 4.9 points and 1.4 points in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011 driven primarily by retaining more package business.

Other personal lines Allstate brand other personal lines premium written totaled $635 million in the third quarter of 2012, an increase of 2.1% from $622 million in the third quarter of 2011 and $1.84 billion in the first nine months of 2012, an increase of 2.2% from $1.80 billion in the first nine months of 2011.  Allstate brand other personal lines includes Emerging Businesses other personal lines (renters, condominium, other property, Allstate Roadside Services and Allstate Dealer Services) for which premiums written increased $18 million to $496 million and $55 million to $1.41 billion in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011.

Underwriting results are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Premiums written	$7,064	$6,728	$20,390	$19,555
Premiums earned	$6,696	$6,432	$19,992	$19,338
Claims and claims expense	(4,251)	(5,121)	(13,395)	(15,945)
Amortization of DAC	(870)	(866)	(2,613)	(2,597)
Other costs and expenses	(865)	(734)	(2,594)	(2,227)
Restructuring and related charges	(9)	(8)	(25)	(30)
Underwriting income (loss)	$701	$(297)	$1,365	$(1,461)
Catastrophe losses	$206	$1,077	$1,284	$3,749

Underwriting income (loss) by line of business
Standard auto	$256	$206	$493	$451
Non-standard auto	33	34	79	75
Homeowners	416	(512)	652	(1,779)
Other personal lines	(4)	(25)	141	(208)
Underwriting income (loss)	$701	$(297)	$1,365	$(1,461)

Underwriting income (loss) by brand
Allstate brand	$746	$(226)	$1,514	$(1,335)
Encompass brand	1	(71)	(3)	(126)
Esurance brand	(46)	--	(146)	--
Underwriting income (loss)	$701	$(297)	$1,365	$(1,461)

Allstate Protection had underwriting income of $701 million in the third quarter of 2012 compared to an underwriting loss of $297 million in the third quarter of 2011 primarily due to underwriting income for homeowners compared to an underwriting loss in the prior year, an increase in standard auto underwriting income and a decrease in other personal lines underwriting loss.  Allstate Protection had underwriting income of $1.37 billion in the first nine months of 2012 compared to an underwriting loss of $1.46 billion in the first nine months of 2011 primarily due to underwriting income in homeowners and other personal lines compared to underwriting losses in the prior year and an increase in standard auto underwriting income.  Homeowners underwriting income was $416 million in the third quarter of 2012 compared to an underwriting loss of $512 million in the third quarter of 2011, and homeowners underwriting income was $652 million in the first nine months of 2012 compared to an underwriting loss of $1.78 billion in the first nine months of 2011.  Both periods were primarily impacted by decreases in catastrophe losses and average earned premiums increasing faster than loss costs, partially offset by higher expenses.  Other personal lines underwriting loss was $4 million in the third quarter of 2012 compared to $25 million in the third quarter of 2011, and other personal lines underwriting income was $141 million in the first nine months of 2012 compared to an underwriting loss of $208 million in the first nine months of 2011, primarily due to decreases in catastrophe losses.  Standard auto underwriting income increased $50 million to $256 million in the third quarter of 2012 from $206 million in the third quarter of 2011 primarily due to decreases in catastrophe losses, partially offset by higher expenses and inclusion of Esurance brand’s underwriting loss of $46 million in the third quarter of 2012.  Standard auto underwriting income increased $42 million to $493 million in the first nine months of 2012 from $451 million in the first nine months of 2011 primarily due to decreases in catastrophe losses and favorable reserve reestimates, partially offset by higher expenses and inclusion of Esurance brand’s underwriting loss of $146 million in the first nine months of 2012.

Catastrophe losses in the third quarter and first nine months of 2012 were $206 million and $1.28 billion, respectively, as detailed in the table below.  This compares to catastrophe losses in the third quarter and first nine months of 2011 of $1.08 billion and $3.75 billion, respectively.

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

Catastrophe losses related to events that occurred by the size of the event are shown in the following table.

($ in millions)	Three months ended September 30, 2012
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
$101 million to $250 million	--	--%	$--	--%	--	$--
$50 million to $100 million	1	3.4	81	39.3	1.2	81
Less than $50 million	28	96.6	232	112.6	3.5	8
Total	29	100.0%	313	151.9	4.7	11
Prior year reserve reestimates			(76)	(36.9)	(1.1)
Prior quarter reserve reestimates			(31)	(15.0)	(0.5)
Total catastrophe losses			$206	100.0%	3.1

	Nine months ended September 30, 2012
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
$101 million to $250 million	5	6.8%	$685	53.4%	3.4	$137
$50 million to $100 million	4	5.4	316	24.6	1.6	79
Less than $50 million	65	87.8	613	47.7	3.1	9
Total	74	100.0%	1,614	125.7	8.1	22
Prior year reserve reestimates			(330)	(25.7)	(1.7)
Total catastrophe losses			$1,284	100.0%	6.4

Catastrophe losses incurred by the type of event are shown in the following table.

($ in millions)	Three months ended September 30,				Nine months ended September 30,
	2012	Number of events	2011	Number of events	2012	Number of events	2011	Number of events
Hurricanes/Tropical storms	$81	1	$632	2	$89	2	$632	2
Tornadoes	--	--	--	--	295	5	1,280	6
Wind/Hail	225	26	413	17	1,156	56	1,689	52
Wildfires	7	2	50	3	67	10	65	8
Other events	--	--	--	1	7	1	181	4
Prior year reserve reestimates	(76)		(47)		(330)		(98)
Prior quarter reserve reestimates	(31)		29		--		--
Total catastrophe losses	$206	29	$1,077	23	$1,284	74	$3,749	72

Catastrophe losses, including prior year reserve reestimates, excluding hurricanes named or numbered by the National Weather Service, fires following earthquakes and earthquakes totaled $1.30 billion in the first nine months of 2012.

Combined ratio  Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined in the Property-Liability Operations section of the MD&A.

	Three months ended September 30,							Nine months ended September 30,
	Loss ratio (1)		Effect of catastrophe losses on combined ratio		Effect of prior year reserve reestimates on combined ratio		Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio	Loss ratio (1)		Effect of catastrophe losses on combined ratio		Effect of prior year reserve reestimates on combined ratio		Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio
	2012	2011	2012	2011	2012	2011	2012	2012	2011	2012	2011	2012	2011	2012
Allstate brand loss ratio:
Standard auto	66.9	69.3	1.3	2.9	(3.2)	(3.3)		68.8	70.9	2.1	3.3	(2.2)	(2.0)
Non-standard auto	58.2	57.1	1.1	0.5	(4.5)	(8.7)		62.1	63.8	0.9	1.5	(2.0)	(4.3)
Homeowners	49.0	108.6	7.8	55.8	(4.3)	--		62.5	115.9	20.1	65.7	(5.2)	(0.8)
Other personal lines	70.4	76.3	3.6	13.1	2.7	2.4		62.6	81.4	4.6	18.4	(2.3)	3.7

Total Allstate brand loss ratio	62.7	78.9	3.1	16.3	(2.9)	(2.1)		66.5	82.3	6.7	19.4	(2.9)	(1.2)
Allstate brand expense ratio	25.2	24.8	--	--	--	--	0.1	25.3	24.9	--	--	--	--	0.1
Allstate brand combined ratio	87.9	103.7	3.1	16.3	(2.9)	(2.1)	0.1	91.8	107.2	6.7	19.4	(2.9)	(1.2)	0.1

Encompass brand loss ratio:
Standard auto	79.6	87.6	1.3	3.2	0.7	6.5		79.8	80.6	1.5	2.1	0.4	3.2
Non-standard auto	--	--	--	--	--	--		--	150.0	--	--	--	(50.0)
Homeowners	58.3	119.8	13.5	70.3	(8.3)	(4.4)		60.1	97.8	11.7	49.5	(5.0)	(1.5)
Other personal lines	56.5	65.2	--	8.7	(4.3)	(8.7)		62.3	78.2	--	11.6	(10.1)	(5.8)

Total Encompass brand loss ratio	69.4	97.0	5.5	26.5	(3.7)	1.5		71.2	86.3	5.0	18.8	(2.7)	0.7
Encompass brand expense ratio	30.2	29.5	--	--	--	--	--	29.2	29.2	--	--	--	--	--
Encompass brand combined ratio	99.6	126.5	5.5	26.5	(3.7)	1.5	--	100.4	115.5	5.0	18.8	(2.7)	0.7	--

Esurance brand loss ratio:
Standard auto	77.4	--	0.8	--	--	--		75.5	--	1.3	--	--	--

Total Esurance brand loss ratio	77.4	--	0.8	--	--	--		75.5	--	1.3	--	--	--
Esurance brand expense ratio	41.1	--	--	--	--	--	8.1	45.3	--	--	--	--	--	11.2
Esurance brand combined ratio	118.5	--	0.8	--	--	--	8.1	120.8	--	1.3	--	--	--	11.2

Allstate Protection loss ratio	63.5	79.6	3.1	16.7	(2.9)	(2.0)		67.0	82.5	6.4	19.4	(2.8)	(1.2)
Allstate Protection expense ratio	26.0	25.0	--	--	--	--	0.4	26.2	25.1	--	--	--	--	0.5
Allstate Protection combined ratio	89.5	104.6	3.1	16.7	(2.9)	(2.0)	0.4	93.2	107.6	6.4	19.4	(2.8)	(1.2)	0.5

(1) Ratios are calculated using the premiums earned for the respective line of business.

Standard auto loss ratio for the Allstate brand decreased 2.4 points in the third quarter of 2012 compared to the same period of 2011 primarily due to lower catastrophe losses.  Standard auto loss ratio for the Allstate brand decreased 2.1 points in the first nine months of 2012 compared to the same period of 2011 primarily due to lower catastrophe losses and favorable reserve reestimates. Excluding the impact of catastrophe losses, the Allstate brand standard auto loss ratio improved 0.8 points and 0.9 points in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011.  Florida and New York results have shown improvement with loss ratios, including prior year reserve reestimates, of 65.6 and 67.8, respectively, in the third quarter of 2012 compared to 70.4 and 83.9, respectively, in the third quarter of 2011, and 67.9 and 66.9, respectively, in the first nine months of 2012 compared to 73.8 and 77.4, respectively, in the first nine months of 2011.  Although the combined impact of these two states on countrywide results has improved as a result of management actions, including rate increases, underwriting restrictions, increased claims staffing and review, and on-going efforts to combat fraud and abuse, we continue to focus on profitability given ongoing developments in these two states.  In the third quarter and first nine months of 2012, claim frequencies in the bodily injury and property damage coverages decreased compared to the same periods of 2011.  Bodily injury and property damage coverage severity results increased in the third quarter and first nine months of 2012.  In the first nine months of 2012 severity increased in line with historical Consumer Price Index trends.

Encompass brand standard auto loss ratio decreased 8.0 points and 0.8 points in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011 due to lower unfavorable reserve reestimates and lower catastrophe losses.

Esurance brand standard auto loss ratio increased 1.3 points in the third quarter of 2012 compared to second quarter 2012.  The increase was primarily due to unfavorable results on personal injury protection coverage in New Jersey and Florida.  New Jersey was impacted by an increase in the number of large personal injury protection claims.  Florida was impacted by delays in reporting of smaller personal injury protection claims.  Florida results improved slightly in third quarter 2012 compared to the first half of 2012, although the Florida loss ratio continues to be higher than countrywide.  In third quarter 2012, Esurance implemented a number of profitability management actions, including rate increases in Florida, Michigan, Texas and certain other states, and underwriting actions in Florida and Michigan.

Homeowners loss ratio for the Allstate brand decreased 59.6 points to 49.0 in the third quarter of 2012 from 108.6 in the third quarter of 2011, and 53.4 points to 62.5 in the first nine months of 2012 from 115.9 in the first nine months of 2011 due to lower catastrophe losses and average earned premiums increasing faster than loss costs.

Encompass brand homeowners loss ratio decreased 61.5 points and 37.7 points in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011 due to lower catastrophe losses and favorable reserve reestimates.

Expense ratio for Allstate Protection increased 1.0 point and 1.1 points in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011.  The increase in both periods was primarily due to additional marketing costs and the amortization of purchased intangible assets related to Esurance in the current year period.  Other costs and expenses include Esurance advertising expense which had a 16.5 point and 17.6 point impact on the Esurance brand expense ratio in the third quarter and first nine months of 2012, respectively, and a 0.6 point impact on the Allstate Protection expense ratio in both periods.  Esurance present value of future profits balance of $21 million as of December 31, 2011 was fully amortized in first quarter 2012.  Based on our analysis, Esurance’s acquisition costs, primarily advertising, are in line with other distribution channels when considering the cumulative earned premiums of policies sold.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three months ended September 30,
	Allstate brand		Encompass brand		Esurance Brand	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Amortization of DAC	13.2	13.3	17.7	17.5	2.4	13.0	13.5
Other costs and expenses	11.8	11.4	12.5	12.0	30.6	12.5	11.4
Business combination expenses and amortization of purchased intangible assets	0.1	--	--	--	8.1	0.4	--
Restructuring and related charges	0.1	0.1	--	--	--	0.1	0.1
Total expense ratio	25.2	24.8	30.2	29.5	41.1	26.0	25.0

	Nine months ended September 30,
	Allstate brand		Encompass brand		Esurance brand	Allstate Protection
	2012	2011	2012	2011	2012	2012	2011
Amortization of DAC	13.2	13.3	17.5	17.5	2.4	13.0	13.4
Other costs and expenses	11.9	11.4	11.7	11.7	31.7	12.6	11.5
Business combination expenses and amortization of purchased intangible assets	0.1	--	--	--	11.2	0.5	--
Restructuring and related charges	0.1	0.2	--	--	--	0.1	0.2
Total expense ratio	25.3	24.9	29.2	29.2	45.3	26.2	25.1

Reserve reestimates  The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2012 and 2011, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2012	2011
Auto	$11,404	$11,034
Homeowners	2,439	2,442
Other personal lines	2,237	2,141
Total Allstate Protection	$16,080	$15,617

($ in millions, except ratios)	Three months ended September 30,				Nine months ended September 30,
	Reserve reestimates (1)		Effect on combined ratio		Reserve reestimates (1)		Effect on combined ratio
	2012	2011	2012	2011	2012	2011	2012	2011
Auto	$(134)	$(136)	(2.0)	(2.1)	$(265)	$(245)	(1.4)	(1.3)
Homeowners	(72)	(4)	(1.1)	(0.1)	(247)	(39)	(1.2)	(0.2)
Other personal lines	15	12	0.2	0.2	(47)	61	(0.2)	0.3
Total Allstate Protection (2)	$(191)	$(128)	(2.9)	(2.0)	$(559)	$(223)	(2.8)	(1.2)

Allstate brand	$(181)	$(132)	(2.7)	(2.1)	$(537)	$(229)	(2.7)	(1.2)
Encompass brand	(10)	4	(0.2)	0.1	(22)	6	(0.1)	--
Esurance brand	--	--	--	--	--	--	--	--
Total Allstate Protection (2)	$(191)	$(128)	(2.9)	(2.0)	$(559)	$(223)	(2.8)	(1.2)

(1)      Favorable reserve reestimates are shown in parentheses.

(2)      Reserve reestimates included in catastrophe losses totaled $76 million and $330 million favorable in the three months and nine months ended September 30, 2012, respectively, compared to $47 million and $98 million favorable in the three months and nine months ended September 30, 2011, respectively.

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Premiums written	$(1)	$--	$--	$(1)
Premiums earned	$1	$--	$1	$(1)
Claims and claims expense	(42)	(11)	(47)	(18)
Operating costs and expenses	(1)	(1)	(3)	(3)
Underwriting loss	$(42)	$(12)	$(49)	$(22)

Underwriting losses of $42 million and $49 million in the third quarter and first nine months of 2012, respectively, were primarily related to our annual review using established industry and actuarial best practices resulting in a $26 million unfavorable reestimate of asbestos reserves, a $22 million unfavorable reestimate of environmental reserves and a $5 million unfavorable reestimate of other reserves, partially offset by a $14 million decrease in our allowance for future uncollectable reinsurance.  Underwriting losses of $12 million and $22 million in the third quarter and first nine months of 2011, respectively, were primarily related to an $26 million unfavorable reestimate of asbestos reserves and a $5 million unfavorable reestimate of other reserves, partially offset by a $26 million decrease of the allowance for future uncollectible reinsurance and environmental reserves essentially unchanged.

For asbestos exposures, our 2012 annual review resulted in an increase in estimated reserves of $26 million for products related coverage due to increases for the assumed reinsurance portion of discontinued lines where we are reliant on our ceding companies to report claims.  Reserves for asbestos claims were $1.05 billion and $1.08 billion, net of reinsurance recoverables of $502 million and $529 million, as of September 30, 2012 and December 31, 2011, respectively.  We continue to be encouraged that the pace of industry claim activity has slowed, reflecting various state legislative actions and increased legal scrutiny of the legitimacy of claims.  Incurred but not reported (“IBNR”) represents 58% of total net asbestos reserves as of September 30, 2012 with no change from December 31, 2011.  IBNR provides for estimated probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.  In the third quarter of 2011, our review resulted in an increase in estimated reserves of $26 million.

For environmental exposures, our 2012 annual review resulted in an increase in estimated reserves of $22 million primarily related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up were more fully determined. Reserves for environmental claims were $201 million and $185 million, net of reinsurance recoverables of $48 million and $40 million, as of September 30, 2012 and December 31, 2011, respectively.  IBNR represents 66% of total net environmental reserves, 2 points higher than as of December 31, 2011.  In the third quarter of 2011, normal environmental claim activity resulted in essentially no change in estimated reserves.

As of September 30, 2012, the allowance for uncollectible reinsurance was $87 million, or approximately 12.3% of total recoverables from reinsurers in the Discontinued Lines and Coverages segment, compared to $103 million or 13.4% of total recoverables as of December 31, 2011.

We believe that our reserves are appropriately established based on available facts, technology, laws, regulations, and assessments of other pertinent factors and characteristics of exposure (i.e. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment.

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income of $299 million in the third quarter of 2012 was comparable to $298 million in the third quarter of 2011 as higher average investment balances were offset by lower fixed income yields and lower limited partnership income.  Net investment income increased 8.1% or $72 million to $964 million in the first nine months of 2012 from $892 million in the first nine months of 2011 primarily due to income from limited partnerships and higher average investment balances, partially offset by lower fixed income yields. We continue to reduce interest rate risk by selling longer term fixed income securities and investing the proceeds in securities with shorter maturities, resulting in realized capital gains and lower net investment income, and positioning for reinvestment when interest rates rise.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Impairment write-downs	$(31)	$(105)	$(93)	$(196)
Change in intent write-downs	(2)	(10)	(31)	(48)
Net other-than-temporary impairment losses recognized in earnings	(33)	(115)	(124)	(244)
Sales	27	186	324	387
Valuation of derivative instruments	3	(56)	7	(42)
Settlements of derivative instruments	(13)	11	(15)	(91)
EMA limited partnership income (1)	--	(2)	--	63
Realized capital gains and losses, pre-tax	(16)	24	192	73
Income tax benefit (expense)	5	(9)	(67)	(26)
Realized capital gains and losses, after-tax	$(11)	$15	$125	$47
______________
(1) Income from limited partnerships accounted for under the equity method of accounting (“EMA”) is reported in net investment income in 2012 and realized capital gains and losses in 2011.

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•                  Net income was $131 million and $375 million in the third quarter and first nine months of 2012, respectively, compared to $192 million and $455 million in the third quarter and first nine months of 2011, respectively.

•                  Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $548 million in the third quarter of 2012, an increase of 3.6% from the prior year period, and $1.62 billion in the first nine months of 2012, an increase of 3.4% from the prior year period.

•                  Investments totaled $58.16 billion as of September 30, 2012, reflecting an increase in carrying value of $782 million from $57.37 billion as of December 31, 2011.  Net investment income decreased 7.3% to $632 million in the third quarter of 2012 and 3.8% to $1.98 billion in the first nine months of 2012 from $682 million and $2.06 billion in the third quarter and first nine months of 2011, respectively.

•                  Net realized capital losses totaled $56 million in the third quarter of 2012 compared to net realized capital gains of $219 million in the third quarter of 2011.  Net realized capital losses totaled $69 million in the first nine months of 2012 compared to net realized capital gains of $320 million in the first nine months of 2011.

•                  During third quarter 2012, a $27 million pre-tax charge to income was recorded related to our annual comprehensive review of the DAC, deferred sales inducement costs and secondary guarantee liability balances.  This compares to a $6 million pre-tax charge to income in the first quarter of 2011.

•                  Valuation changes on derivatives embedded in equity-indexed annuity contracts resulted in a $75 million after-tax credit to net income in third quarter 2012 and a $66 million after-tax credit to net income in the first nine months of 2012, compared to a $5 million after-tax charge to net income in third quarter 2011 and a $5 million after-tax charge to net income in the first nine months of 2011.

•                  Contractholder funds totaled $40.11 billion as of September 30, 2012, reflecting decreases of $2.22 billion from $42.33 billion as of December 31, 2011 and $3.67 billion from $43.78 billion as of September 30, 2011.

ALLSTATE FINANCIAL SEGMENT

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Life and annuity premiums and contract charges	$563	$552	$1,675	$1,668
Net investment income	632	682	1,982	2,060
Realized capital gains and losses	(56)	219	(69)	320
Total revenues	1,139	1,453	3,588	4,048

Costs and expenses
Life and annuity contract benefits	(453)	(455)	(1,354)	(1,331)
Interest credited to contractholder funds	(215)	(405)	(959)	(1,240)
Amortization of DAC	(146)	(180)	(324)	(393)
Operating costs and expenses	(147)	(129)	(424)	(396)
Restructuring and related charges	--	--	--	2
Total costs and expenses	(961)	(1,169)	(3,061)	(3,358)

Gain (loss) on disposition of operations	9	4	15	(9)
Income tax expense	(56)	(96)	(167)	(226)
Net income	$131	$192	$375	$455

Investments as of September 30			$58,155	$59,068

Net income
Life insurance	$42		$165
Accident and health insurance	23		62
Annuities and institutional products	66		148
Net income	$131		$375

Net income was $131 million in the third quarter of 2012 compared to $192 million in the same period of 2011.  Net income was $375 million in the first nine months of 2012 compared to $455 million in the first nine months of 2011.  The decreases in both periods were primarily due to net realized capital losses in the current year compared to net realized capital gains in the prior year and lower net investment income, partially offset by decreased interest credited to contractholder funds and lower amortization of DAC.

Analysis of revenues   Total revenues decreased 21.6% or $314 million in the third quarter of 2012 and 11.4% or $460 million in the first nine months of 2012 compared to the same periods of 2011 due to net realized capital losses in the current year periods compared to net realized capital gains in the prior year periods and lower net investment income.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Underwritten products
Traditional life insurance premiums	$117	$111	$347	$328
Accident and health insurance premiums	164	160	486	483
Interest-sensitive life insurance contract charges	267	258	790	759
Subtotal	548	529	1,623	1,570

Annuities
Immediate annuities with life contingencies premiums	10	16	36	74
Other fixed annuity contract charges	5	7	16	24
Subtotal	15	23	52	98

Life and annuity premiums and contract charges (1)	$563	$552	$1,675	$1,668
____________

(1) Contract charges related to the cost of insurance totaled $180 million and $167 million in the third quarter of 2012 and 2011, respectively, and $523 million and $491 million in the first nine months of 2012 and 2011, respectively.

Total premiums and contract charges increased 2.0% in the third quarter of 2012 and 0.4% in the first nine months of 2012 compared to the same periods of 2011 primarily due to higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders and lower reinsurance ceded, and increased traditional life insurance premiums due to lower reinsurance ceded and higher sales through Allstate agencies, partially offset by lower sales of immediate annuities with life contingencies.  Sales of immediate annuities with life contingencies fluctuate with changes in our pricing competitiveness relative to other insurers.

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Contractholder funds, beginning balance	$40,832	$45,078	$42,332	$48,195

Deposits
Fixed annuities	272	133	610	439
Interest-sensitive life insurance	323	320	990	966
Bank deposits	--	33	--	342
Total deposits	595	486	1,600	1,747

Interest credited	213	400	961	1,223

Maturities, benefits, withdrawals and other adjustments
Maturities of and interest payments on institutional products	(1)	(26)	(90)	(819)
Benefits	(341)	(396)	(1,029)	(1,135)
Surrenders and partial withdrawals	(941)	(1,351)	(2,833)	(3,883)
Bank withdrawals	--	(162)	--	(646)
Contract charges	(264)	(257)	(794)	(763)
Net transfers from separate accounts	3	3	7	9
Fair value hedge adjustments for institutional products	--	--	--	(34)
Other adjustments (1)	14	1	(44)	(118)
Total maturities, benefits, withdrawals and other adjustments	(1,530)	(2,188)	(4,783)	(7,389)
Contractholder funds, ending balance	$40,110	$43,776	$40,110	$43,776
____________

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

Contractholder funds decreased 1.8% and 5.2% in the third quarter and first nine months of 2012, respectively, compared to decreases of 2.9% and 9.2% in the third quarter and first nine months of 2011, respectively, reflecting our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 8.9% and 10.4% in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011.

Contractholder deposits increased 22.4% in the third quarter of 2012 compared to the same period of 2011 primarily due to increased fixed annuity deposits on new equity-indexed annuity products launched in second quarter 2012.  Contractholder deposits decreased 8.4% in the first nine months of 2012 compared to the same period of 2011 primarily due to the absence of Allstate Bank deposits in the current year period, partially offset by increased fixed annuity and interest-sensitive life deposits.  In September 2011, Allstate Bank stopped opening new customer accounts and all funds were returned to Allstate Bank account holders prior to December 31, 2011.

Maturities of and interest payments on institutional products decreased 96.2% to $1 million in the third quarter of 2012 and 89.0% to $90 million in the first nine months of 2012 from $26 million and $819 million in the same periods of 2011, respectively, reflecting the continuing decline in these obligations.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 30.3% to $941 million in the third quarter of 2012 and 27.0% to $2.83 billion in the first nine months of 2012 from $1.35 billion and $3.88 billion in the third quarter and first nine months of 2011, respectively.  The prior year periods had elevated surrenders on fixed annuities resulting from a large number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge as well as crediting rate actions taken by management.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.7% in the first nine months of 2012 compared to 13.2% in the same period of 2011.

Net investment income decreased 7.3% or $50 million to $632 million in the third quarter of 2012 and 3.8% or $78 million to $1.98 billion in the first nine months of 2012 from $682 million and $2.06 billion in the third quarter and first nine months of 2011, respectively, primarily due to lower average investment balances and lower yields on fixed income securities.  The decrease in the first nine months of 2012 was partially offset by income from limited partnerships.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Impairment write-downs	$(12)	$(85)	$(38)	$(178)
Change in intent write-downs	(1)	(3)	(17)	(50)
Net other-than-temporary impairment losses recognized in earnings	(13)	(88)	(55)	(228)
Sales	(51)	485	(49)	708
Valuation of derivative instruments	(3)	(198)	(6)	(240)
Settlements of derivative instruments	11	9	41	19
EMA limited partnership income (1)	--	11	--	61
Realized capital gains and losses, pre-tax	(56)	219	(69)	320
Income tax benefit (expense)	20	(77)	24	(113)
Realized capital gains and losses, after-tax	$(36)	$142	$(45)	$207
______________
(1) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses   Total costs and expenses decreased 17.8% or $208 million in the third quarter of 2012 and 8.8% or $297 million in the first nine months of 2012 compared to the same periods of 2011 primarily due to lower interest credited to contractholder funds and amortization of DAC.

Life and annuity contract benefits decreased 0.4% or $2 million in the third quarter of 2012 compared to the same period of 2011 primarily due to better mortality experience on annuities and a reduction in reserves for secondary guarantees on interest-sensitive life insurance, partially offset by worse mortality experience on life insurance.  Our annual review of assumptions in third quarter 2012 resulted in a $13 million decrease in the reserves for secondary guarantees on interest-sensitive life insurance due to favorable projected mortality.  Life and annuity contract benefits increased 1.7% or $23 million in the first nine months of 2012 compared to the same period of 2011 primarily due to worse mortality experience on life insurance, partially offset by lower sales of immediate annuities with life contingencies and the reduction in reserves for secondary guarantees on interest-sensitive life insurance.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $135 million in both the third quarters of 2012 and 2011 and $405 million in both the first nine months of 2012 and 2011.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Life insurance	$90	$90	$268	$281
Accident and health insurance	76	70	221	215
Annuities	(13)	(26)	(46)	(46)
Total benefit spread	$153	$134	$443	$450

Benefit spread increased 14.2% or $19 million in the third quarter of 2012 compared to the same period of 2011 primarily due to better mortality experience on annuities, the reduction in reserves for secondary guarantees on interest-sensitive life insurance and lower reinsurance ceded on life insurance, partially offset by worse mortality experience on life insurance.  Benefit spread decreased 1.6% or $7 million in the first nine months of 2012 compared to the same period of 2011 primarily due to worse mortality experience on life insurance, partially offset by lower reinsurance premiums ceded on life insurance, higher cost of insurance contract charges on interest-sensitive life insurance and the reduction in reserves for secondary guarantees on interest-sensitive life insurance.

Interest credited to contractholder funds decreased 46.9% or $190 million in the third quarter of 2012 and 22.7% or $281 million in the first nine months of 2012 compared to the same periods of 2011 primarily due to the valuation change on derivatives embedded in equity-indexed annuity contracts that reduced interest credited expense, lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $149 million and $135 million in the third quarter and first nine months of 2012, respectively, compared to a $6 million increase and a $2 million decrease in the third quarter and first nine months of 2011, respectively.  The third quarter 2012 valuation change of $149 million comprises a $20 million charge for current quarter valuation changes and a $169 million credit related to a change in a valuation input.  During third quarter 2012, we reviewed the significant valuation inputs for these embedded derivatives and reduced the projected option cost to reflect management’s current and anticipated crediting rate setting actions, which were informed by the existing and projected low interest rate environment and are consistent with our strategy to reduce exposure to spread-based business.  The reduction in projected interest rates to the level currently being credited, approximately 2%, resulted in a reduction of contractholder funds and interest credited expense by $169 million.  Amortization of deferred sales inducement costs was $11 million and $13 million in the third quarter and first nine months of 2012, respectively, compared to $8 million and $23 million in the third quarter and first nine months of 2011, respectively.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Annuities and institutional products	$39	$54	$207	$145
Life insurance	23	17	61	42
Accident and health insurance	7	4	19	14
Allstate Bank products	--	6	--	20
Net investment income on investments supporting capital	64	67	196	192
Investment spread before valuation changes on embedded derivatives that are not hedged	133	148	483	413
Valuation changes on derivatives embedded in equity- indexed annuity contracts that are not hedged	149	(6)	135	2
Total investment spread	$282	$142	$618	$415

Investment spread before valuation changes on embedded derivatives that are not hedged decreased 10.1% or $15 million in the third quarter of 2012 compared to the same period of 2011 due to the continued managed reduction in our spread-based business in force and lower yields on fixed income securities, partially offset by lower crediting rates.  Investment spread before valuation changes on embedded derivatives that are not hedged increased 16.9% or $70 million in the first nine months of 2012 compared to the same period of 2011 due to income from limited partnerships, lower crediting rates and the termination of interest rate swaps in first quarter 2011, partially offset by lower yields on fixed income securities and the continued managed reduction in our spread-based business in force.  For further analysis on the valuation changes on derivatives embedded in equity-indexed annuity contracts, see the interest credited to contractholder funds section.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2012	2011	2012	2011	2012	2011
Interest-sensitive life insurance	5.3%	5.4%	4.0%	4.1%	1.3%	1.3%
Deferred fixed annuities and institutional products	4.6	4.7	3.2	3.3	1.4	1.4
Immediate fixed annuities with and without life contingencies	6.1	6.4	6.1	6.2	--	0.2
Investments supporting capital, traditional life and other products	3.8	3.8	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2012	2011	2012	2011	2012	2011
Interest-sensitive life insurance	5.2%	5.5%	4.0%	4.2%	1.2%	1.3%
Deferred fixed annuities and institutional products	4.6	4.6	3.2	3.3	1.4	1.3
Immediate fixed annuities with and without life contingencies	6.9	6.3	6.1	6.2	0.8	0.1
Investments supporting capital, traditional life and other products	4.0	3.7	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	September 30,
	2012	2011
Immediate fixed annuities with life contingencies	$8,876	$8,800
Other life contingent contracts and other	6,024	5,470
Reserve for life-contingent contract benefits	$14,900	$14,270

Interest-sensitive life insurance	$10,964	$10,758
Deferred fixed annuities	22,955	26,044
Immediate fixed annuities without life contingencies	3,833	3,737
Institutional products	1,874	1,914
Allstate Bank products	--	797
Other	484	526
Contractholder funds	$40,110	$43,776

Amortization of DAC decreased 18.9% or $34 million in the third quarter of 2012 and 17.6% or $69 million in the first nine months of 2012 compared to the same periods of 2011.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$77	$83	$239	$253
Amortization relating to realized capital gains and losses(1) and valuation changes on embedded derivatives that are not hedged	35	97	51	133
Amortization acceleration for changes in assumptions (“DAC unlocking”)	34	--	34	7
Total amortization of DAC	$146	$180	$324	$393

____________

(1) The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease in amortization of DAC in the third quarter and first nine months of 2012 compared to the same periods of 2011 was primarily due to decreased amortization relating to realized capital gains and losses and decreased amortization on fixed annuity products due to the DAC balance for contracts issued prior to 2010 being fully amortized, partially offset by increased amortization acceleration for changes in assumptions and increased amortization relating to valuation changes on embedded derivatives that are not hedged.  Amortization relating to valuation changes on derivatives embedded in equity-indexed annuity contracts was $26 million in third quarter 2012.

Our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines.  In the third quarter of 2012, the review resulted in an acceleration of DAC amortization (charge to income) of $34 million.  Amortization acceleration of $38 million related to variable life insurance and was primarily due to an increase in projected mortality.  Amortization acceleration of $4 million related to fixed annuities and was primarily due to lower projected investment returns.  Amortization deceleration of $8 million related to interest-sensitive life insurance and was primarily due to an increase in projected persistency.

In the first quarter of 2011, the review resulted in an acceleration of DAC amortization (charge to income) of $7 million.  Amortization acceleration of $12 million related to interest-sensitive life insurance and was primarily due to an increase in projected expenses.  Amortization deceleration of $5 million related to equity-indexed annuities and was primarily due to an increase in projected investment margins.

The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin for the nine months ended September 30.

($ in millions)	2012	2011
Investment margin	$3	$(3)
Benefit margin	33	(6)
Expense margin	(2)	16
Net acceleration	$34	$7

Operating costs and expenses increased 14.0% or $18 million in the third quarter of 2012 and 7.1% or $28 million in the first nine months of 2012 compared to the same periods of 2011.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Non-deferrable commissions	$27	$27	$78	$81
General and administrative expenses	105	87	302	271
Taxes, licenses and fees	15	15	44	44
Total operating costs and expenses	$147	$129	$424	$396

Restructuring and related charges	$--	$--	$--	$(2)

General and administrative expenses increased 20.7% or $18 million in the third quarter of 2012 and 11.4% or $31 million in the first nine months of 2012 compared to the same periods of 2011 primarily due to higher employee related expenses, lower reinsurance expense allowances, increased marketing costs, reduced insurance department assessments in the prior year and higher net Allstate agencies distribution channel expenses reflecting decreased fees from sales of third party financial products, partially offset by lower pension costs and the elimination of expenses following our exit from the banking business in 2011.

Gain on disposition of $15 million in the first nine months of 2012 relates to the amortization of the deferred gain from the disposition through reinsurance of substantially all of our variable annuity business in 2006, and the sale of Surety Life Insurance Company, which was not used for new business, in third quarter 2012.  Loss on disposition of $9 million in the first nine months of 2011 included $22 million related to the dissolution of Allstate Bank.  In 2011, after receiving regulatory approval to dissolve, Allstate Bank ceased operations.  We canceled the bank’s charter in March 2012 and effective July 1, 2012 The Allstate Corporation is no longer a savings and loan holding company.

INVESTMENTS HIGHLIGHTS

•                  Investments totaled $98.52 billion as of September 30, 2012, an increase of 3.0% from $95.62 billion as of December 31, 2011.

•                  Unrealized net capital gains totaled $5.73 billion as of September 30, 2012, increasing from $2.88 billion as of December 31, 2011.

•                  Net investment income was $940 million in the third quarter of 2012, a decrease of 5.4% from $994 million in the third quarter of 2011, and $2.98 billion in the first nine months of 2012, a decrease of 0.6% from $3.00 billion in the first nine months of 2011.

•                  Net realized capital losses were $72 million in the third quarter of 2012 compared to net realized capital gains of $264 million in the third quarter of 2011, and net realized capital gains were $123 million in the first nine months of 2012 compared to $417 million in the first nine months of 2011.

INVESTMENTS

The composition of the investment portfolios as of September 30, 2012 is presented in the table below.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$29,789	78.4%	$46,345	79.7%	$1,595	67.8%	$77,729	78.9%
Equity securities (2)	3,660	9.6	216	0.4	--	--	3,876	3.9
Mortgage loans	498	1.3	6,406	11.0	--	--	6,904	7.0
Limited partnership interests (3)	3,106	8.2	1,860	3.2	8	0.3	4,974	5.1
Short-term (4)	756	2.0	1,320	2.3	749	31.9	2,825	2.9
Other	200	0.5	2,008	3.4	--	--	2,208	2.2
Total	$38,009	100.0%	$58,155	100.0%	$2,352	100.0%	$98,516	100.0%
_______________

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $28.37 billion, $42.52 billion and $1.54 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2) Equity securities are carried at fair value.  Cost basis for these securities was $3.27 billion and $158 million for Property-Liability and Allstate Financial, respectively.

(3) We have commitments to invest in additional limited partnership interests totaling $1.22 billion and $691 million for Property-Liability and Allstate Financial, respectively.

(4) Short-term investments are carried at fair value.  Amortized cost basis for these investments was $756 million, $1.32 billion and $749 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(5) Balances reflect the elimination of related party investments between segments.

Total investments increased to $98.52 billion as of September 30, 2012, from $95.62 billion as of December 31, 2011, primarily due to higher valuations of fixed income securities, partially offset by net reductions in contractholder funds.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically referenced as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation of fixed income securities for the nine months ended September 30, 2012 was due to decreasing risk-free interest rates and tightening credit spreads.

The Property-Liability investment portfolio increased to $38.01 billion as of September 30, 2012, from $36.00 billion as of December 31, 2011, primarily due to higher valuations of fixed income and equity securities and positive operating cash flows, partially offset by dividends paid by Allstate Insurance Company (“AIC”) to its parent, The Allstate Corporation (the “Corporation”).

The Allstate Financial investment portfolio increased to $58.16 billion as of September 30, 2012, from $57.37 billion as of December 31, 2011, primarily due to higher valuations of fixed income securities, partially offset by net reductions in contractholder funds of $2.22 billion.

The Corporate and Other investment portfolio increased to $2.35 billion as of September 30, 2012, from $2.25 billion as of December 31, 2011, primarily due to $863 million of dividends paid by AIC to the Corporation and proceeds of $500 million of senior notes issued in January 2012, partially offset by share repurchases, repayment of $350 million of debt, dividends paid to shareholders and interest paid on debt.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of September 30, 2012	Percent to total investments	Fair value as of December 31, 2011	Percent to total investments
U.S. government and agencies	$4,772	4.8%	$6,315	6.6%
Municipal	13,970	14.2	14,241	14.9
Corporate	48,154	48.9	43,581	45.6
Foreign government	2,255	2.3	2,081	2.2
Residential mortgage-backed securities (“RMBS”)	3,348	3.4	4,121	4.3
Commercial mortgage-backed securities (“CMBS”)	1,530	1.6	1,784	1.9
Asset-backed securities (“ABS”)	3,673	3.7	3,966	4.1
Redeemable preferred stock	27	--	24	--
Total fixed income securities	$77,729	78.9%	$76,113	79.6%

As of September 30, 2012, 91.1% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of September 30, 2012.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$4,772	$371	$--	$--	$--	$--

Municipal
Tax exempt	1,395	54	4,300	240	1,897	135
Taxable	281	35	2,818	436	1,040	119
Auction rate securities (“ARS”)	235	(17)	203	(30)	23	(3)

Corporate
Public	898	79	2,596	206	12,608	1,204
Privately placed	1,141	74	1,345	113	3,946	378

Foreign government	894	124	507	36	450	35

RMBS
U.S. government sponsored entities (“U.S. Agency”)	1,575	73	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	128	3	24	1	170	5
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	8	--	53	3
Subprime residential mortgage-backed securities (“Subprime”)	--	--	23	(1)	19	(2)

CMBS	848	49	131	5	155	2

ABS
Collateralized debt obligations (“CDO”)	114	3	711	(1)	254	(37)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,166	46	401	8	409	9

Redeemable preferred stock	--	--	1	--	--	--

Total fixed income securities	$13,447	$894	$13,068	$1,013	$21,024	$1,848

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$4,772	$371

Municipal
Tax exempt	788	33	374	(36)	8,754	426
Taxable	371	(5)	103	(10)	4,613	575
ARS	39	(10)	103	(19)	603	(79)

Corporate
Public	14,413	1,165	3,137	145	33,652	2,799
Privately placed	6,534	406	1,536	40	14,502	1,011

Foreign government	404	45	--	--	2,255	240

RMBS
U.S. Agency	--	--	--	--	1,575	73
Prime	22	1	449	29	793	39
Alt-A	48	--	420	(15)	529	(12)
Subprime	10	(1)	399	(92)	451	(96)

CMBS	178	(14)	218	(67)	1,530	(25)

ABS
CDO	171	(32)	138	(30)	1,388	(97)
Consumer and other ABS	294	7	15	(3)	2,285	67

Redeemable preferred stock	26	5	--	--	27	5

Total fixed income securities	$23,298	$1,600	$6,892	$(58)	$77,729	$5,297

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $13.97 billion as of September 30, 2012 with an unrealized net capital gain of $922 million.  The municipal bond portfolio includes general obligations of state and local issuers, revenue bonds (including pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

Corporate bonds, including publicly traded and privately placed, totaled $48.15 billion as of September 30, 2012 with an unrealized net capital gain of $3.81 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $3.35 billion, with 62.1% rated investment grade, as of September 30, 2012.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with the U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  The following table shows our RMBS portfolio as of September 30, 2012 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2012	$300	$6	$25	$1	$--	$--	$--	$--	$325	$7
2011	30	--	--	--	--	--	--	--	30	--
2010	23	--	138	4	43	2	--	--	204	6
2009	181	8	43	1	7	--	--	--	231	9
2008	264	14	--	--	--	--	--	--	264	14
2007	79	4	158	16	84	(5)	154	(38)	475	(23)
2006	69	4	148	14	142	(2)	95	(15)	454	1
2005	213	9	139	--	125	(2)	135	(31)	612	(24)
Pre-2005	416	28	142	3	128	(5)	67	(12)	753	14
Total	$1,575	$73	$793	$39	$529	$(12)	$451	$(96)	$3,348	$4

Prime are collateralized by residential mortgage loans issued to prime borrowers.  Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $287 million and $164 million of first lien and second lien securities, respectively.  The Subprime portfolio unrealized net capital loss of $96 million as of September 30, 2012 was the result of wider credit spreads than at initial purchase.  Wider spreads are largely due to the risk associated with the underlying collateral supporting certain Subprime securities.

CMBS totaled $1.53 billion, with 85.8% rated investment grade, as of September 30, 2012.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 91.9% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio as of September 30, 2012 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2011	$4	$--
2010	25	2
2007	285	7
2006	446	(36)
2005	163	(13)
Pre-2005	607	15
Total CMBS	$1,530	$(25)

The unrealized net capital loss of $25 million as of September 30, 2012 on our CMBS portfolio was primarily the result of wider credit spreads than at initial purchase in our 2005-2006 vintage year CMBS.  Wider spreads are largely due to the risk associated with the underlying collateral supporting these CMBS securities.

ABS, including CDO and Consumer and other ABS, totaled $3.67 billion, with 95.8% rated investment grade, as of September 30, 2012.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $30 million as of September 30, 2012 on our ABS portfolio was primarily the result of wider credit spreads than at initial purchase.

CDO totaled $1.39 billion, with 90.1% rated investment grade, as of September 30, 2012.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.21 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $33 million.  Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans.  The underlying collateral is generally actively managed by external managers that monitor the collateral’s performance and is well diversified across industries and among issuers.  The remaining $179 million of securities consisted of project finance CDO, market value CDO, trust preferred CDO and collateralized bond obligations with unrealized losses of $64 million.

Consumer and other ABS totaled $2.29 billion, with 99.3% rated investment grade, as of September 30, 2012.  Consumer and other ABS consists of $511 million of consumer auto and $1.77 billion of other ABS with unrealized gains of $9 million and $58 million, respectively.

Mortgage loans  Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $6.90 billion as of September 30, 2012, compared to $7.14 billion as of December 31, 2011, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.

For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of September 30, 2012.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$956	$448	$46	$6	$1,456
Equity method of accounting (“EMA”)	1,344	1,076	428	670	3,518
Total	$2,300	$1,524	$474	$676	$4,974

Number of managers	97	45	14	11
Number of individual funds	160	97	41	21
Largest exposure to single fund	$122	$213	$81	$57

The following table shows the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended September 30,
	2012				2011
	Cost	EMA (1)	Total income	Impairment write-downs	Cost	EMA (1)	Total income	Impairment write-downs
Private equity/debt funds	$15	$3	$18	$--	$25	$14	$39	$--
Real estate funds	3	14	17	--	9	18	27	(2)
Hedge funds	--	(2)	(2)	(2)	--	(17)	(17)	--
Tax credit funds	(1)	(10)	(11)	--	(1)	(6)	(7)	--
Total	$17	$5	$22	$(2)	$33	$9	$42	$(2)

	Nine months ended September 30,
	2012				2011
	Cost	EMA (1)	Total income	Impairment write-downs	Cost	EMA (1)	Total income	Impairment write-downs
Private equity/debt funds	$48	$115	$163	$--	$52	$66	$118	$(2)
Real estate funds	6	81	87	(3)	10	45	55	(2)
Hedge funds	--	9	9	(2)	--	24	24	--
Tax credit funds	(1)	(20)	(21)	--	(1)	(8)	(9)	--
Total	$53	$185	$238	$(5)	$61	$127	$188	$(4)

________________

(1) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Limited partnership interests produced income, excluding impairment write-downs, of $22 million and $238 million in the three months and nine months ended September 30, 2012, respectively, compared to $42 million and $188 million in the three months and nine months ended September 30, 2011, respectively.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $5.73 billion as of September 30, 2012 compared to $2.88 billion as of December 31, 2011. The increase from December 31, 2011 for fixed income securities was due to decreasing risk-free interest rates and tightening credit spreads.  The improvement since December 31, 2011 for equity securities was primarily due to positive returns in the equity markets. The following table presents unrealized net capital gains and losses.

($ in millions)	September 30, 2012	December 31, 2011
U.S. government and agencies	$371	$349
Municipal	922	607
Corporate	3,810	2,364
Foreign government	240	215
RMBS	4	(411)
CMBS	(25)	(178)
ABS	(30)	(214)
Redeemable preferred stock	5	2
Fixed income securities	5,297	2,734
Equity securities	447	160
EMA limited partnerships	6	2
Derivatives	(19)	(17)
Unrealized net capital gains and losses, pre-tax	$5,731	$2,879

The unrealized net capital gains for the fixed income portfolio totaled $5.30 billion and comprised $5.98 billion of gross unrealized gains and $686 million of gross unrealized losses as of September 30, 2012.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $2.73 billion, comprised of $4.40 billion of gross unrealized gains and $1.67 billion of gross unrealized losses as of December 31, 2011.

Gross unrealized gains and losses on fixed income securities by type and sector as of September 30, 2012 are provided in the table below.

($ in millions)			Gross unrealized			Amortized cost as a	Fair value as a
	Par value (1)	Amortized cost	Gains	Losses	Fair value	percent of par value (2)	percent of par value (2)
Corporate:
Banking	$3,516	$3,507	$203	$(64)	$3,646	99.7%	103.7%
Financial services	3,438	3,383	266	(19)	3,630	98.4	105.6
Capital goods	5,236	5,255	478	(16)	5,717	100.4	109.2
Consumer goods (cyclical and non-cyclical)	9,521	9,637	798	(12)	10,423	101.2	109.5
Utilities	7,826	7,837	919	(12)	8,744	100.1	111.7
Transportation	1,959	1,962	212	(10)	2,164	100.2	110.5
Basic industry	2,752	2,764	202	(6)	2,960	100.4	107.6
Communications	3,006	3,005	275	(2)	3,278	100.0	109.0
Technology	2,159	2,187	171	(1)	2,357	101.3	109.2
Energy	3,726	3,770	350	--	4,120	101.2	110.6
Other	1,136	1,037	82	(4)	1,115	91.3	98.2
Total corporate fixed income portfolio	44,275	44,344	3,956	(146)	48,154	100.2	108.8

U.S. government and agencies	4,754	4,401	371	--	4,772	92.6	100.4
Municipal	14,431	13,048	1,083	(161)	13,970	90.4	96.8
Foreign government	2,063	2,015	240	--	2,255	97.7	109.3
RMBS	3,861	3,344	150	(146)	3,348	86.6	86.7
CMBS	1,634	1,555	66	(91)	1,530	95.2	93.6
ABS	3,818	3,703	112	(142)	3,673	97.0	96.2
Redeemable preferred stock	21	22	5	--	27	104.8	128.6
Total fixed income securities	$74,857	$72,432	$5,983	$(686)	$77,729	96.8	103.8

____________

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $447 million, $947 million, $2.92 billion and $382 million, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.4% for corporates, 101.2% for U.S. government and agencies, 103.0% for municipals and 104.5% for foreign governments.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 109.0% for corporates, 106.0% for U.S. government and agencies, 110.1% for municipals and 113.5% for foreign governments.

The banking, financial services and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2012.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $447 million and comprised $509 million of gross unrealized gains and $62 million of gross unrealized losses as of September 30, 2012.  This is compared to an unrealized net capital gain for the equity portfolio totaling $160 million, comprised of $369 million of gross unrealized gains and $209 million of gross unrealized losses as of December 31, 2011.

As of September 30, 2012, the total fair value of our direct investments in fixed income and equity securities in the Eurozone (European Union member states using the Euro currency) is $1.49 billion, with net unrealized capital gains of $84 million, comprised of $106 million of gross unrealized gains and $22 million of gross unrealized losses.  The following table summarizes our total direct exposure related to the Eurozone and the “GIIPS” group of countries, including Greece, Ireland, Italy, Portugal and Spain.  As of September 30, 2012, we do not have any direct exposure to Greece.

($ in millions)	Banking		Corporate		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
GIIPS
Fixed income securities	$18	$(9)	$418	$(8)	$436	$(17)
Equity securities	--	--	1	--	1	--
Total	18	(9)	419	(8)	437	(17)

Eurozone non-GIIPS
Fixed income securities	106	(4)	906	(1)	1,012	(5)
Equity securities	--	--	37	--	37	--
Total	106	(4)	943	(1)	1,049	(5)
Total Eurozone	$124	$(13)	$1,362	$(9)	$1,486	$(22)

We have no sovereign debt investments in the Eurozone.  Other direct exposure to investments in fixed income and equity securities in European Union (“EU”) member states that do not use the Euro currency is $2.30 billion, with net unrealized capital gains of $181 million.  Remaining direct exposure to non-EU countries total $832 million, with net unrealized capital gains of $76 million.  The large majority of these investments are in multinational public companies with global revenue sources that are well diversified across region and sector, including a higher allocation to energy, non-cyclical consumer goods, capital goods and communications sectors.  We also have additional indirect and diversified exposures through investments in multinational equity funds and limited partnership interests that invest in Europe.  We estimate these indirect exposures do not exceed 1% of total investments.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position as of September 30, 2012 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

The following table summarizes the fair value and gross unrealized losses of fixed income securities in a gross unrealized loss position by type and investment grade classification as of September 30, 2012.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$225	$--	$--	$--	$225	$--
Municipal	915	(92)	352	(69)	1,267	(161)
Corporate	1,320	(114)	576	(32)	1,896	(146)
Foreign government	18	--	--	--	18	--
RMBS	114	(4)	672	(142)	786	(146)
CMBS	278	(19)	192	(72)	470	(91)
ABS	989	(94)	119	(48)	1,108	(142)
Total	$3,859	$(323)	$1,911	$(363)	$5,770	$(686)

We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from higher risk premiums since the time of initial purchase.  Wider spreads are largely due to the risk associated with the underlying collateral supporting certain residential and commercial mortgage-backed securities and macroeconomic conditions impacting certain sectors or asset classes.  Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a low risk of default.  Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher risk of default.  As of September 30, 2012, RMBS represents 35% of the fair value of our below investment grade fixed income securities in a gross unrealized loss position, with Subprime RMBS comprising $96 million of the total $142 million RMBS gross unrealized losses.

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

Other-than-temporary impairment assessment for below investment grade Subprime RMBS

As of September 30, 2012, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $358 million, a decrease of 38.9% compared to $586 million as of December 31, 2011, primarily due to sales.  As of September 30, 2012, gross unrealized losses for our below investment grade Subprime portfolio totaled $96 million, an improvement of 71.3% compared to $334 million as of December 31, 2011, due to sales, increased valuations, impairment write-downs and principal collections, partially offset by the downgrade of certain securities to below investment grade.  For our below investment grade Subprime with gross unrealized gains totaling $4 million, we have recognized cumulative write-downs in earnings totaling $85 million as of September 30, 2012.

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

90.0%, 8.1% and 1.9% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  While the projected cash flow assumptions for our below investment grade Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

($ in millions)	September 30, 2012
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	17.4%	15.5%	15.5%	7.3%	5.1%	8.1%	7.4%	n/a
Projected additional collateral losses to be incurred (2)	40.0%	35.2%	35.4%	24.2%	21.0%	27.5%	25.8%	n/a
Class-level
Average remaining credit enhancement (3)	23.1%	15.7%	16.0%	35.9%	29.4%	33.4%	33.0%	n/a
Security-specific
Number of positions	2	38	40	3	3	11	17	57
Par value	$15	$400	$415	$7	$11	$38	$56	$471
Amortized cost	$10	$278	$288	$7	$11	$38	$56	$344
Fair value	$7	$226	$233	$7	$8	$28	$43	$276
Gross unrealized losses
Total	$(3)	$(52)	$(55)	$--	$(3)	$(10)	$(13)	$(68)
Over 24 months (4)	$(3)	$(52)	$(55)	$--	$(3)	$(10)	$(13)	$(68)
Cumulative write-downs recognized	$(5)	$(110)	$(115)	$--	$--	$--	$--	$(115)
Principal payments received during the period								$15

	December 31, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	14.6%	19.1%	18.8%	3.8%	6.6%	13.2%	8.8%	n/a
Projected additional collateral losses to be incurred	40.0%	42.9%	42.8%	32.6%	31.6%	40.2%	35.7%	n/a
Class-level
Average remaining credit enhancement	28.7%	19.7%	20.2%	46.8%	43.9%	46.9%	46.0%	n/a
Security-specific
Number of positions	5	66	71	9	15	24	48	119
Par value	$41	$728	$769	$84	$78	$132	$294	$1,063
Amortized cost	$34	$469	$503	$84	$78	$132	$294	$797
Fair value	$26	$301	$327	$60	$45	$67	$172	$499
Gross unrealized losses
Total	$(8)	$(168)	$(176)	$(24)	$(33)	$(65)	$(122)	$(298)
Over 24 months (4)	$(8)	$(167)	$(175)	$(24)	$(33)	$(65)	$(122)	$(297)
Cumulative write-downs recognized	$(7)	$(249)	$(256)	$--	$--	$--	$--	$(256)
Principal payments received during the period								$67

(1)

Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $5 million as of September 30, 2012.

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

(4)

As of September 30, 2012, $28 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $11 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2011, $122 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $104 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

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

As of September 30, 2012, our Subprime securities that are reliably insured include nine below investment grade Subprime securities with a total fair value of $82 million and aggregate gross unrealized losses of $28 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.  As of December 31, 2011, our Subprime securities that are reliably insured included nine below investment grade Subprime securities with a total fair value of $87 million and aggregate gross unrealized losses of $36 million.

As of September 30, 2012, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 7.4%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 37.6% and a projected weighted average loss severity of 69.6%, which resulted in projected additional collateral losses of 25.8%.  As the average remaining credit enhancement for these securities of 33.0% exceeds the projected additional collateral losses of 25.8%, these securities have not been impaired.

As of September 30, 2012, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 15.5%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 50.8% and a projected weighted average loss severity of 70.5%, which resulted in projected additional collateral losses of 35.4%.  As the average remaining credit enhancement for these securities of 16.0% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 71.9% and exceeded these securities’ current average amortized cost as a percentage of par of 69.4%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of September 30, 2012, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Net investment income   The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fixed income securities	$817	$862	$2,441	$2,661
Equity securities	29	23	74	76
Mortgage loans	92	91	277	267
Limited partnership interests (1)	22	33	238	61
Short-term investments	2	2	4	5
Other	33	27	97	64
Investment income, before expense	995	1,038	3,131	3,134
Investment expense	(55)	(44)	(154)	(138)
Net investment income	$940	$994	$2,977	$2,996

(1)	Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Net investment income decreased 5.4% or $54 million in the third quarter of 2012 primarily due to lower average investment balances and lower fixed income yields and lower limited partnership income.  Net investment income decreased 0.6% or $19 million in the first nine months of 2012 compared to the same period of 2011 primarily due to lower average investment balances and lower fixed income yields, partially offset by income from limited partnerships.

Realized capital gains and losses   The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Impairment write-downs	$(43)	$(190)	$(131)	$(374)
Change in intent write-downs	(3)	(13)	(48)	(98)
Net other-than-temporary impairment losses recognized in earnings	(46)	(203)	(179)	(472)
Sales	(24)	692	275	1,116
Valuation of derivative instruments	--	(254)	1	(282)
Settlements of derivative instruments	(2)	20	26	(72)
EMA limited partnership income (1)	--	9	--	127
Realized capital gains and losses, pre-tax	(72)	264	123	417
Income tax benefit (expense)	25	(94)	(43)	(148)
Realized capital gains and losses, after-tax	$(47)	$170	$80	$269

(1)	Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fixed income securities	$(18)	$(81)	$(73)	$(215)
Equity securities	(19)	(73)	(46)	(106)
Mortgage loans	(1)	(29)	3	(42)
Limited partnership interests	(2)	(2)	(5)	(4)
Other investments	(3)	(5)	(10)	(7)
Impairment write-downs	$(43)	$(190)	$(131)	$(374)

Impairment write-downs on fixed income securities for the three months and nine months ended September 30, 2012 were primarily driven by RMBS and CMBS that experienced deterioration in expected cash flows and corporate and municipal fixed income securities impacted by issuer specific circumstances.  Impairment write-downs on below investment grade RMBS and CMBS were $9 million and $1 million for the three months ended September 30, 2012, respectively, and $29 million and $10 million for the nine months ended September 30, 2012, respectively.  Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assesment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends.  The valuation allowance on mortgage loans was primarily reduced by $8 million in the nine months ended September 30, 2012 due to increases in the fair value of the collateral less costs to sell for certain impaired loans.

Change in intent write-downs were $3 million in the three months ended September 30, 2012 compared to $13 million in the three months ended September 30, 2011, and $48 million in the nine months ended September 30, 2012 compared to $98 million in the nine months ended September 30, 2011.  The change in intent write-downs in the three months and nine months ended September 30, 2012 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily RMBS, equity securities and corporate fixed income securities.

Sales generated $24 million of net realized losses for the three months ended September 30, 2012 primarily related to sales of $722 million in amortized cost of structured fixed income securities in connection with risk reduction activities resulting in a net loss of $119 million.  Net realized gains on sales for the nine months ended September 30, 2012 were $275 million and primarily related to sales of equity securities, corporate fixed income securities and municipal bonds.

Valuation and settlements of derivative instruments net realized capital losses totaling $2 million for the three months ended September 30, 2012 related to the settlement of derivative instruments.  This is compared to net realized capital losses totaling $234 million for the three months ended September 30, 2011, including $254 million of losses on the valuation of derivative instruments and $20 million of gains on the settlement of derivative instruments.  Valuation and settlements of derivative instruments net realized capital gains totaling $27 million for the nine months ended September 30, 2012 included $1 million of gains on the valuation of derivative instruments and $26 million of gains on the settlement of derivative instruments.  This is compared to net realized capital losses totaling $354 million for the nine months ended September 30, 2011, including $282 million of losses on the valuation of derivative instruments and $72 million of losses on the settlement of derivative instruments.  The net realized capital gains on derivative instruments for the nine months ended September 30, 2012 primarily included gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.  As a component of our approach to managing interest rate risk, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•	Shareholders’ equity as of September 30, 2012 was $20.84 billion, an increase of 13.9% from $18.30 billion as of December 31, 2011.
•	On January 3, 2012, April 2, 2012, July 2, 2012 and October 1, 2012, we paid quarterly shareholder dividends of $0.21, $0.22, $0.22 and $0.22, respectively.
•

During the first nine months of 2012, we repurchased 22.1 million common shares for $728 million. As of September 30, 2012, our current $1.00 billion share repurchase program had $166 million remaining and is expected to be completed by March 31, 2013.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	September 30, 2012	December 31, 2011
Common stock, retained income and other shareholders’ equity items	$19,250	$18,269
Accumulated other comprehensive income	1,587	29
Total shareholders’ equity	20,837	18,298
Debt	6,057	5,908
Total capital resources	$26,894	$24,206

Ratio of debt to shareholders’ equity	29.1%	32.3%
Ratio of debt to capital resources	22.5%	24.4%

Shareholders’ equity increased in the first nine months of 2012, primarily due to net income and increased unrealized net capital gains on investments, partially offset by share repurchases and dividends paid to shareholders.

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

Share repurchases During the first nine months of 2012, we repurchased 22.1 million common shares for $728 million.  As of September 30, 2012, $166 million remained on our $1.00 billion share repurchase program that we commenced in November 2011, and is expected to be completed by March 31, 2013.

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

Parent company capital capacity  At the parent holding company level, we have deployable invested assets totaling $2.34 billion as of September 30, 2012.  These assets include investments that are generally saleable within one quarter totaling $1.92 billion.  This provides funds for the parent company’s relatively low fixed charges and other corporate purposes.

In the first nine months of 2012, AIC paid dividends totaling $1.31 billion.  These dividends comprised $863 million in cash paid to its ultimate parent, the Corporation, and the transfer of ownership (valued at $450 million) to Allstate Insurance Holdings, LLC of three insurance companies that were formerly subsidiaries of AIC (Allstate Indemnity Company, Allstate Fire and Casualty Insurance Company and Allstate Property and Casualty Insurance Company).

The Corporation has access to additional borrowing to support liquidity as follows:
•

A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of September 30, 2012, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•

Our credit facility is available for short-term liquidity requirements and backs our commercial paper facility. Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in April 2017. The facility is fully subscribed among 12 lenders with the largest commitment being $115 million. We have the option to extend the expiration by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 19.9% as of September 30, 2012. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the third quarter and first nine months of 2012. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•

A universal shelf registration statement was filed with the Securities and Exchange Commission on April 30, 2012. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 417 million shares of treasury stock as of September 30, 2012), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $40.11 billion as of September 30, 2012.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2012.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,094	15.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	13,940	34.8
Market value adjustments (2)	5,575	13.9
Subject to discretionary withdrawal without adjustments (3)	14,501	36.1
Total contractholder funds (4)	$40,110	100.0%

___________________

(1)	Includes $7.34 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)

$4.61 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)	74% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)	Includes $1.05 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 31.5% and 28.5% in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.7% and 13.2% for the first nine months of 2012 and 2011, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of September 30, 2012, total institutional products outstanding were $1.84 billion, with scheduled maturities of $1.75 billion in 2013 and $85 million in 2016.

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

The following table summarizes consolidated cash flow activities by segment for the first nine months ended September 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2012	2011	2012	2011	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$1,782	$535	$817	$1,106	$19	$30	$2,618	$1,671
Investing activities	(813)	434	1,470	3,904	(160)	467	497	4,805
Financing activities	(21)	(4)	(2,376)	(4,842)	(852)	(1,166)	(3,249)	(6,012)
Net (decrease) increase in consolidated cash							$(134)	$464

________________

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Higher cash provided by operating activities in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to lower claim payments, partially offset by higher income tax payments.

Cash used in investing activities in the first nine months of 2012 compared to cash provided by investing activities the first nine months of 2011 was primarily due to 2012 operating cash flows being invested, as reflected in lower net sales of fixed income and equity securities, partially offset by decreased purchases of fixed income and equity securities.

Allstate Financial  Lower cash provided by operating cash flows in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to higher contract benefits paid.

Lower cash provided by investing activities in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to lower financing needs as reflected in lower sales of fixed income securities, partially offset by decreased purchases of fixed income securities.

Lower cash used in financing activities in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to lower surrenders and partial withdrawals on fixed annuities, decreased maturities of institutional products and the absence of Allstate Bank activity in the current year.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
July 1, 2012 - July 31, 2012	1,423,340	$34.3183	1,423,315	270 million
August 1, 2012 - August 31, 2012	1,608,143	$37.6473	1,607,521	210 million
September 1, 2012 - September 30, 2012	1,110,333	$39.4102	1,106,320	166 million
Total	4,141,816	$36.9759	4,137,156

________________

(1) In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

July: 25

August: 622

September: 4,013

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

The Allstate Corporation
(Registrant)

October 31, 2012	By /s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated October 31, 2012, concerning unaudited interim financial information.

31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-1