Form 10-Q/A
period 2012-09-30
ALLSTATE CORP
filed 2012-11-01
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer	X	Accelerated filer	____

Non-accelerated filer	____ (Do not check if a smaller reporting company)	Smaller reporting company	____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

As of October 17, 2012, the registrant had 481,777,772 common shares, $.01 par value, outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (the “Amendment”) solely modifies the cover page of our Form 10-Q for the quarterly period ended September 30, 2012, originally filed with the U.S. Securities and Exchange Commission on October 31, 2012 (the “Original Form 10-Q”), to correct an error reflected in the number of common shares outstanding.  Specifically, the inadvertent error reports, “As of October 17, 2012, the registrant had 418,222,228 common shares, $.01 par value, outstanding.”   The number of common shares outstanding as of October 17, 2012 is 481,777,772.  All other items of the Original Form 10-Q are unaffected by this Amendment and such items have not been included in this Amendment.  Information included in this Amendment does not reflect any subsequent event occurring after the filing of the Original Form 10-Q.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description

31 (i)	Rule 13a-14(a) Certification of Principal Executive Officer

31 (i)	Rule 13a-14(a) Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

Date: November 1, 2012	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)