Form 10-K
period 2012-12-31
ALLSTATE CORP
filed 2013-02-20
CIK 899051

Use these links to rapidly review the document

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Yes                                      No    X

        The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2012, was approximately $16.88 billion.

        As of February 1, 2013, the registrant had 477,446,258 shares of common stock outstanding.

Documents Incorporated By Reference

        Portions of the following documents are incorporated herein by reference as follows:

        Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be held on May 21, 2013 (the "Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

       The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate®" slogan, Allstate is reinventing protection and retirement to help individuals in approximately 16 million households protect what they have today and better prepare for tomorrow. Customers can access Allstate products and services such as auto and homeowners insurance through 11,200 exclusive Allstate agencies and financial representatives in the United States and Canada, as well as through independent agencies, call centers and the internet. Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2011 statutory direct premiums earned. In addition, according to A.M. Best, it is the nation's 16th largest issuer of life insurance business on the basis of 2011 ordinary life insurance in force and 23rd largest on the basis of 2011 statutory admitted assets.

    Allstate has four business segments:

• Allstate Protection	• Discontinued Lines and Coverages
• Allstate Financial	• Corporate and Other

       To achieve its goals in 2013, Allstate is focused on the following priorities:

•
grow insurance premiums;
•
maintain auto profitability;
•
raise returns in homeowners and annuity businesses;
•
proactively manage investments; and
•
reduce our cost structure.

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

ALLSTATE PROTECTION SEGMENT

Products and Distribution

       Total Allstate Protection premiums written were $27.03 billion in 2012. Our Allstate Protection segment accounted for 92% of Allstate's 2012 consolidated insurance premiums and contract charges. In this segment, we principally sell private passenger auto and homeowners insurance through agencies and directly through call centers and the internet. These products are marketed under the Allstate®, Encompass®, and Esurance® brand names.

  Our Unique Strategy

       Allstate serves four different consumer segments with distinct interaction preferences (advice and assistance versus self-directed) and brand preferences (brand-neutral versus brand-sensitive).

•
Allstate brand auto and homeowners insurance products are sold primarily through Allstate exclusive agencies and serve customers who prefer local personal advice and service and are brand-sensitive. Allstate brand sales and service are supported through call centers and the internet. In 2012, the Allstate brand represented 92% of the Allstate Protection segment's written premium. In the U.S., we offer these Allstate brand products through approximately 9,300 Allstate exclusive agencies in approximately 9,000 locations. We also offer these products through approximately 1,800 independent agencies in primarily rural areas in the U.S. In Canada we offer Allstate brand products through approximately 670 producers working in five provinces across the country (Ontario, Quebec, Alberta, New Brunswick and Nova Scotia).
•
Encompass brand auto and homeowners insurance products, largely sold in the form of a package policy, are sold through independent agencies and serve customers who prefer personal service and support primarily from an independent agent and are brand-neutral. In 2012, the Encompass brand represented 4% of the Allstate Protection segment's written premium. In the U.S., we sell Encompass brand products through approximately 2,800 independent agencies. Encompass is among the top 15 largest providers of personal property and casualty insurance products through independent agencies in the United States, based on statutory written premium information provided by A.M. Best for 2011.
•
Esurance brand auto insurance products are sold directly to consumers online, through call centers and through select agents, including Answer Financial, and serve self-directed, brand-sensitive customers. In 2012, the Esurance brand represented 4% of the Allstate Protection segment's written premium.
•
Answer Financial, an independent personal lines insurance agency, serves self-directed, brand-neutral consumers who want a choice between insurance carriers and offers comparison quotes for auto and homeowners insurance from approximately 20 insurance companies through its website and over the phone and receives fee income for this service.

       The Allstate Protection segment also produces and sells specialty auto products including motorcycle, trailer, motor home and off-road vehicle insurance policies; specialty property products including renter, landlord, boat, umbrella, manufactured home and condominium insurance policies; roadside assistance products; guaranteed automobile protection and vehicle service products sold primarily through auto dealers; and commercial products for small business owners. We also participate in the involuntary or shared private passenger auto insurance business in order to maintain our licenses to do business in many states.

       Through arrangements made with other companies, agencies, and brokers, the Allstate Protection segment offers non-proprietary products to consumers when an Allstate product is not available. As of December 31, 2012, Allstate agencies had approximately $1.2 billion of non-proprietary personal insurance premiums under management, primarily related to property business in hurricane exposed areas, and approximately $140 million of non-proprietary commercial insurance premiums under management. In addition, Esurance had $26 million of non-proprietary premiums written in 2012, primarily related to homeowners and motorcycle insurance that Esurance does not currently offer and renters insurance that Esurance does not offer in all states. Answer Financial had $442 million of non-proprietary premiums written in 2012.

Competition

       The markets for personal private passenger auto and homeowners insurance are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. by direct written premium for the year ended December 31, 2011 (the most recent date such competitive information is available) according to A.M. Best.

Private Passenger Auto Insurance		Homeowners Insurance
			Market Share
Insurer	Market Share	Insurer
State Farm	18.1%	State Farm	20.4%
Allstate	10.5	Allstate	9.1
GEICO	9.2	Farmers	6.0
Progressive	8.1	Liberty Mutual	5.4
Farmers	6.0	Travelers	4.7
USAA	4.6	USAA	4.5
Liberty Mutual	4.6	Nationwide	3.9
Nationwide	4.1

       In the personal property and casualty insurance market, we compete principally on the basis of the recognition of our brands, the scope of our distribution system, price, the breadth of our product offerings, product features, customer service, claim handling, and use of technology. In addition, our proprietary database of underwriting and pricing experience enables Allstate to use sophisticated pricing to more accurately price risks and to cross sell products within our customer base.

       Our sophisticated pricing and related underwriting and marketing programs use a number of risk evaluation factors. For auto insurance, these factors can include but are not limited to vehicle make, model and year; driver age and marital status; territory; years licensed; loss history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring based on credit report information. For property insurance, these factors can include but are not limited to amount of insurance purchased; geographic location of the property; loss history; age, condition and construction characteristics of the property; and insurance scoring based on credit report information.

       Our primary focus in using sophisticated pricing methods has been on acquiring and retaining profitable business. The aim has been to enhance Allstate's competitive position with respect to "target" market segments while maintaining or improving profitability. "Target customers" generally refers to consumers who want to purchase multiple products from one insurance provider including auto, homeowners and financial products, who have better retention and potentially present more favorable prospects for profitability over the course of their relationships with us. We provide and continue to enhance a range of discounts to attract more target customers. For example, we discount auto insurance to attract and retain target customers. In many states, we discount homeowners insurance for customers who insure their automobiles with Allstate.

       Allstate differentiates itself from competitors by offering a comprehensive range of innovative product options and features. Allstate's Your Choice Auto® insurance allows qualified customers to choose from a variety of options, such as accident forgiveness, safe driving deductible rewards and a safe driving bonus. We believe that Your Choice Auto insurance promotes increased growth and increased retention. We also offer a Claim Satisfaction Guaranteesm that promises a return of premium to Allstate brand standard auto insurance customers dissatisfied with their claims experience. Allstate House and Home® insurance is our new homeowners product that provides options of coverage for roof damage including graduated coverage and pricing based on roof type and age. Good Hands® Roadside Assistance is a new service that provides pay on demand access to roadside services.

Geographic Markets

       The principal geographic markets for our auto, homeowners, and other personal property and casualty products are in the United States. Through various subsidiaries, we are authorized to sell various types of personal property and casualty insurance products in all 50 states, the District of Columbia and Puerto Rico. We also sell personal property and casualty insurance products in Canada.

       The following table reflects, in percentages, the principal geographic distribution of premiums earned for the Allstate Protection segment for 2012, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the premiums earned for the segment.

New York	10.2%
California	9.9
Texas	9.5
Florida	8.0
Pennsylvania	5.4

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

ALLSTATE FINANCIAL SEGMENT

Products and Distribution

       Our Allstate Financial segment provides life insurance, voluntary accident and health insurance, and retirement and investment products. Our principal products are interest-sensitive, traditional and variable life insurance; voluntary accident and health insurance; and fixed annuities including deferred and immediate. Our institutional products, which we most recently offered in 2008, consist of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. The table below lists our major distribution channels for this segment, with the associated products and targeted customers.

       As the table indicates, we sell Allstate Financial products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies and approximately 1,230 exclusive financial specialists, workplace enrolling independent agents and independent master brokerage agencies, specialized structured settlement brokers, and directly through call centers and the internet.

Allstate Financial Distribution Channels, Products and Target Customers

Distribution Channel	Proprietary Products	Target Customers

Allstate exclusive agencies (Allstate Exclusive Agents and Allstate Exclusive Financial Specialists)	Term life insurance
Whole life insurance
Interest-sensitive life insurance
Variable life insurance
Deferred fixed annuities (including indexed and market value adjusted "MVA")
Immediate fixed annuities
	Workplace life and voluntary accident and health insurance(4)	Middle market(1), emerging affluent(2) and mass affluent consumers(3) with retirement and family financial protection needs

Independent agents (as workplace enrolling agents)	Workplace life and voluntary accident and health insurance(4)	Middle market consumers with family financial protection needs employed by small, medium, and large size firms

Independent agents (through master brokerage agencies)	Term life insurance Interest-sensitive life insurance Variable life insurance Deferred fixed annuities (including indexed and MVA) Immediate fixed annuities	Emerging affluent and mass affluent consumers with retirement and family financial protection needs

Structured settlement annuity brokers	Structured settlement annuities	Typically used to fund or annuitize large claims or litigation settlements

Broker-dealers (Funding agreements)	Funding agreements backing medium-term notes	Institutional and individual investors

Direct (includes call centers and the internet)(5)	Term life insurance Whole life insurance Interest-sensitive life insurance	Middle market(1), emerging affluent(2) and mass affluent consumers(3) with family financial protection needs

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

       Allstate exclusive agencies and exclusive financial specialists also sell the following non-proprietary products in addition to Allstate Financial products: mutual funds, fixed and variable annuities, disability insurance, and long-term care insurance. As of December 31, 2012, Allstate agencies have approximately $8.5 billion of non-proprietary mutual funds and fixed and variable annuity account balances under management.

Competition

       We compete on a wide variety of factors, including the type and level of service provided by distribution systems, product offerings, the positioning of brands, financial strength and ratings, prices and the level of customer service. With regard to funding agreements, which we most recently offered in 2008, we compete principally on the basis of our financial strength and ratings.

       The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2012, there were approximately 430 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2011, the Allstate Financial segment is the nation's 16th largest issuer of life insurance and related business on the basis of 2011 ordinary life insurance in force and 23rd largest on the basis of 2011 statutory admitted assets. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

Geographic Markets

       We sell life insurance, voluntary accident and health insurance, and retirement and investment products throughout the United States. Through subsidiaries, we are authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. We also have sold funding agreements in the United States.

       The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Financial segment for 2012, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

California	11.2%
Texas	8.5
Florida	8.3

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

ALLSTATE EXCLUSIVE AGENCIES

       As described above, Allstate exclusive agencies offer for sale products related to both the Allstate Protection and Allstate Financial segments. They offer Allstate brand auto and homeowners insurance policies; specialty auto products including motorcycle, trailer, motor home and off-road vehicle insurance policies; specialty property products including renter, landlord, boat, umbrella, manufactured home and condominium insurance policies; roadside assistance products; and commercial products for small business owners. Allstate exclusive agencies and exclusive financial specialists offer various life insurance and annuity products, as well as voluntary accident and health insurance products. In addition, arrangements made with other companies, agencies, and brokers allow Allstate exclusive agencies the ability to make available non-proprietary products to consumers when an Allstate product is not available.

       In the U.S., we sell these Allstate brand products through approximately 9,300 Allstate exclusive agencies in approximately 9,000 locations. In addition, these agencies employ approximately 20,000 licensed sales professionals who are licensed to sell our products. We have strategies to assist agency owners of all sizes and tenure be successful. We are planning to grow the number of exclusive agencies following several years of decline primarily resulting from agency consolidations and mergers, consistent with our prior plans. We pursue opportunities for growing Allstate brand exclusive agency distribution based on demographic shifts and market conditions.

       We support exclusive agencies in a variety of ways to facilitate customer service and Allstate's overall growth strategy. For example, we offer assistance to Allstate exclusive agencies with sales and business processes and we provide education and other resources to help them acquire more business and retain more customers. Our programs to support our exclusive agencies and help them grow larger include offering financing to agents to acquire other agencies and awarding additional resources to better performing agencies. We support our relationship with Allstate exclusive agencies through several national and regional working groups:

•
The Agency Executive Council, led by Allstate's senior leadership, engages exclusive agencies on our customer service and growth strategy. Membership includes 20 Allstate exclusive agency owners selected on the basis of performance, thought leadership and credibility among their peer group.
•
The National Advisory Board brings together Allstate's senior leadership and a cross section of Allstate exclusive agents and exclusive financial specialists from around the country to address national business issues and develop solutions.
•
Regional Advisory Boards support Allstate exclusive agency owner engagement within each of Allstate's regional offices in the U.S. and within Canada.

       Allstate's strategy is to help improve individual agency success, new business sales, customer satisfaction, retention and productivity. Allstate is striving to help develop stronger, more valuable exclusive agencies with resources to build stronger customer relationships, provide differentiating levels of service by focusing on more complex customer needs, and support technology that enables customer self-service for simpler needs.

       Over a two-year period that began in 2012, Allstate is transitioning to a new compensation structure for Allstate exclusive agencies. The structure rewards agencies for delivering high value to our customers and achieving certain business outcomes such as product profitability, net growth and a diverse product mix. This cost neutral change will include a shift to a higher proportion of variable compensation and bonus. In 2012, base commission rates remained unchanged, and the annual bonus was based on portfolio growth and household cross-sales. In 2013, a portion of base commission will become variable compensation, focused on agency success factors and customer experience. Other elements of exclusive agency compensation and support include start-up agency bonuses, marketing support payments, technology and data allowances, regional promotions and recognition trips based on achievement.

       Since Allstate brand customers prefer personal advice and assistance, beginning in 2013 all Allstate brand customers who purchased their policies directly through call centers and the internet will be assigned an Allstate exclusive agency relationship. We believe this will more effectively address customer needs while not significantly increasing costs.

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

Gross ($ in millions)	Year ended December 31,
	2012		2011	2010
Gross reserve for property-liability claims and claims expense, beginning of year	$20,375		$19,468	$19,167
Esurance acquisition on October 7, 2011	(13	)(2)	487	—

Total gross reserve adjusted	20,362		19,955	19,167
Incurred claims and claims expense
Provision attributable to the current year	20,356		20,914	19,327
Change in provision attributable to prior years	179		174	(105)

Total claims and claims expense	20,535		21,088	19,222
Claim payments
Claims and claims expense attributable to current year	12,936		14,105	12,087
Claims and claims expense attributable to prior years	6,673		6,563	6,834

Total payments	19,609		20,668	18,921

Gross reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table	$21,288		$20,375	$19,468

Net	Year ended December 31,
	2012		2011	2010
Net reserve for property-liability claims and claims expense, beginning of year	$17,787		$17,396	$17,028
Esurance acquisition on October 7, 2011	(13	)(2)	425	—

Total net reserve adjusted	17,774		17,821	17,028
Incurred claims and claims expense
Provision attributable to the current year	19,149		20,496	19,110
Change in provision attributable to prior years	(665)		(335)	(159)

Total claims and claims expense	18,484		20,161	18,951
Claim payments
Claims and claims expense attributable to current year	12,545		13,893	12,012
Claims and claims expense attributable to prior years	6,435		6,302	6,571

Total payments	18,980		20,195	18,583

Net reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table(1)	$17,278		$17,787	$17,396

(1)
Reserves for claims and claims expense are net of reinsurance of $4.01 billion, $2.59 billion and $2.07 billion as of December 31, 2012, 2011 and 2010, respectively.

(2)
The Esurance opening balance sheet reserves were reestimated in 2012 resulting in a reduction in reserves due to lower severity. The adjustment was recorded as a reduction in goodwill and an increase in payables to the seller under the terms of the purchase agreement and therefore had no impact on claims expense or the loss ratio.

       The year-end 2012 gross reserves of $21.29 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $5.31 billion more than the net reserve balance of $15.98 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $4.01 billion that reduce reserves for statutory reporting but are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $1.09 billion. Remaining differences are due to variations in requirements between GAAP and statutory reporting.

       As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 2011 decreased in 2012 by $665 million, compared to reestimates of the gross reserves of an increase of $179 million. Net reserve reestimates in 2012, 2011 and 2010 were more favorable than the gross reserve reestimates due to reinsurance cessions.

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

($ in millions)	Loss Reserve Reestimates December 31,
	2002 & prior	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Gross reserves for unpaid claims and claims Expense	$16,690	$17,714	$19,338	$22,117	$18,866	$18,865	$19,456	$19,167	$19,468	$20,375	$21,288
Reinsurance recoverable	1,672	1,734	2,577	3,186	2,256	2,205	2,274	2,139	2,072	2,588	4,010

Reserve for unpaid claims and claims expense	15,018	15,980	16,761	18,931	16,610	16,660	17,182	17,028	17,396	17,787	17,278
Paid (cumulative) as of:
One year later	6,275	6,073	6,665	7,952	6,684	6,884	6,995	6,571	6,302	6,435
Two years later	9,241	9,098	9,587	11,293	9,957	9,852	10,069	9,491	9,396
Three years later	11,165	10,936	11,455	13,431	11,837	11,761	11,915	11,402
Four years later	12,304	12,088	12,678	14,608	12,990	12,902	13,071
Five years later	13,032	12,866	13,374	15,325	13,723	13,628
Six years later	13,583	13,326	13,866	15,839	14,239
Seven years later	13,928	13,703	14,303	16,249
Eight years later	14,243	14,082	14,642
Nine years later	14,588	14,390
Ten years later	14,874
Reserve reestimated as of:
End of year	15,018	15,980	16,761	18,931	16,610	16,660	17,182	17,028	17,396	17,787	17,278
One year later	15,419	15,750	16,293	17,960	16,438	16,830	17,070	16,869	17,061	17,122
Two years later	15,757	15,677	16,033	17,876	16,633	17,174	17,035	16,903	16,906
Three years later	15,949	15,721	16,213	18,162	17,135	17,185	17,217	16,909
Four years later	16,051	15,915	16,337	18,805	17,238	17,393	17,260
Five years later	16,234	16,027	16,895	19,014	17,447	17,477
Six years later	16,351	16,496	17,149	19,215	17,542
Seven years later	16,778	16,763	17,344	19,300
Eight years later	17,062	16,950	17,477
Nine years later	17,224	17,093
Ten years later	17,377
Initial reserve in excess of (less than) reestimated reserve:
Amount of reestimate	(2,359)	(1,113)	(716)	(369)	(932)	(817)	(78)	119	490	665
Percent	(15.7)%	(7.0)%	(4.3)%	(1.9)%	(5.6)%	(4.9)%	(0.5)%	0.7%	2.8%	3.7%
Gross reestimated liability-latest	21,442	21,017	21,676	24,035	21,240	21,074	20,886	20,299	20,288	20,554
Reestimated recoverable-latest	4,065	3,924	4,199	4,735	3,698	3,597	3,626	3,390	3,382	3,432

Net reestimated liability-latest	17,377	17,093	17,477	19,300	17,542	17,477	17,260	16,909	16,906	17,122
Gross cumulative reestimate (increase) decrease	$(4,752)	$(3,303)	$(2,338)	$(1,918)	$(2,374)	$(2,209)	$(1,430)	$(1,132)	$(820)	$(179)

($ in millions)	Amount of reestimates for each segment December 31,
	2002 & prior	2003	2004	2005	2006	2007	2008	2009	2010	2011
Net Discontinued Lines and Coverages reestimate	$(1,697)	$(1,123)	$(488)	$(321)	$(189)	$(142)	$(124)	$(100)	$(72)	$(51)
Net Allstate Protection reestimate	(662)	10	(228)	(48)	(743)	(675)	46	219	562	716

Amount of reestimate (net)	$(2,359)	$(1,113)	$(716)	$(369)	$(932)	$(817)	$(78)	$119	$490	$665

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

       The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2012. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s). Favorable reserve reestimates are shown in this table in parentheses. Since December 31, 2003, the changes in total have generally been favorable other than 2008 which was adversely impacted due to litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina, as shown and discussed more fully below.

($ in millions)	Effect of net reserve reestimates on calendar year operations
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
BY ACCIDENT YEAR
2002 & prior	$401	$338	$192	$102	$184	$116	$426	$284	$162	$153	$2,358
2003		(568)	(265)	(58)	11	(4)	43	(17)	25	(10)	(843)
2004			(395)	(304)	(14)	12	90	(13)	8	(10)	(626)
2005				(711)	(264)	162	84	(45)	6	(48)	(816)
2006					(89)	(91)	(141)	(106)	8	10	(409)
2007						(25)	(158)	(92)	(1)	(11)	(287)
2008							(456)	(46)	(26)	(41)	(569)
2009								(124)	(148)	(37)	(309)
2010									(369)	(161)	(530)
2011										(510)	(510)

TOTAL	$401	$(230)	$(468)	$(971)	$(172)	$170	$(112)	$(159)	$(335)	$(665)	$(2,541)

       In 2012, favorable prior year reserve reestimates were primarily due to catastrophe losses and auto severity development that was less than anticipated in previous estimates. The increased reserves in accident years 2002 & prior is due to a reclassification of injury reserves to older years and reserve strengthening.

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

REGULATION

       Allstate is subject to extensive regulation, primarily at the state level. The method, extent, and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state agency. In general, such regulation is intended for the protection of those who purchase or use insurance products. These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency, reserve adequacy, insurance company licensing and examination, agent and adjuster licensing, policy forms, rate setting, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, and corporate governance. Some of these matters are discussed in more detail below. For a discussion of statutory financial information, see Note 16 of the consolidated financial statements. For a discussion of regulatory contingencies, see Note 14 of the consolidated financial statements. Notes 14 and 16 are incorporated in this Part I, Item 1 by reference.

       In recent years, the state insurance regulatory framework has come under increased federal scrutiny. As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") was enacted in 2010. Hundreds of regulations required pursuant to this law must still be finalized, and we cannot predict what the final regulations will require but do not expect a material impact on Allstate's operations. The law also created the Federal Insurance Office ("FIO") within the Treasury Department. The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council ("FSOC"), represents the U.S. on international insurance matters and studies the current regulatory system, and is expected to submit a report to Congress in 2013. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on Allstate. We are working for changes in the regulatory environment, including recognizing the need for better catastrophe preparedness, improving appropriate risk based pricing and promoting the creation of government sponsored, privately funded solutions for mega-catastrophes that will make insurance more available and affordable. We have also taken actions to reduce the catastrophe exposure in our property business and to consider the impact of these actions on our ability to market our auto lines.

       Agent and Broker Compensation.    In recent years, several states considered new legislation or regulations regarding the compensation of agents and brokers by insurance companies. The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with customers. Agents and brokers in New York are required to disclose certain information concerning compensation.

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

       Rate Regulation.    Nearly all states have insurance laws requiring personal property and casualty insurers to file rating plans, policy or coverage forms, and other information with the state's regulatory authority. In many cases, such rating plans, policy forms, or both must be approved prior to use.

       The speed with which an insurer can change rates in response to competition or in response to increasing costs depends, in part, on whether the rating laws are (i) prior approval, (ii) file-and-use, or (iii) use-and-file laws. In states having prior approval laws, the regulator must approve a rate before the insurer may use it. In states having file-and-use laws, the insurer does not have to wait for the regulator's approval to use a rate, but the rate must be filed with the regulatory authority prior to being used. A use-and-file law requires an insurer to file rates within a certain period of time after the insurer begins using them. Eighteen states, including California and New York, have prior approval laws. Under all three types of rating laws, the regulator has the authority to disapprove a rate filing.

       An insurer's ability to adjust its rates in response to competition or to changing costs is often dependent on an insurer's ability to demonstrate to the regulator that its rates or proposed rating plan meets the requirements of the rating laws. In those states that significantly restrict an insurer's discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a rate that reflects the cost and expense of providing the insurance. In those states that significantly restrict an insurer's ability to charge a rate that reflects the cost and expense of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it underwrites. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its profitability.

       From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators, and special interest groups to reduce, freeze, or set rates at levels that do not correspond with our analysis of underlying costs and expenses. Homeowners insurance can come under similar pressure, particularly in states subject to significant increases in loss costs from high levels of catastrophe losses. We expect this kind of pressure to persist. In addition, our use of insurance scoring based on credit report information for underwriting and rating has been the subject of challenges and investigations by regulators, legislators, and special interest groups. The result could be legislation or regulation that adversely affects the profitability of the Allstate Protection segment. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding rating.

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

       Michigan Catastrophic Claim Association.    The Michigan Catastrophic Claim Association ("MCCA") is a mandatory insurance coverage and reinsurance reimbursement mechanism for personal injury protection losses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year. The retention level is $500 thousand per claim for the fiscal years ending June 30, 2013 and 2012. It operates similar to a reinsurance program and is funded through a portion of insurance premiums but may not be funded on an actuarial basis and can accumulate unfunded claims liabilities. As required for a member company, we report covered paid and unpaid claims to the MCCA, when estimates of loss for a reported claim exceed the retention. The MCCA reimburses members as claims are paid and billed by members to the MCCA. Because of the nature of the coverage, losses may be paid over the lifetime of an insured, accordingly, significant levels of incurred but not reported claims reserves ("IBNR") are recorded by member companies as well as offsetting reinsurance recoverables. By statute, the MCCA is funded by assessments from member companies who, in turn, can recover assessments from policyholders. The MCCA has unfunded claims liabilities with a reimbursement payable to its members. We do not anticipate any material adverse financial impact from this entity on Allstate.

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

       Exiting Geographic Markets; Canceling and Non-Renewing Policies.    Most states regulate an insurer's ability to exit a market. For example, states may limit, to varying degrees, an insurer's ability to cancel and non-renew policies. Some states restrict or prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. Regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may restrict an insurer's ability to exit unprofitable markets.

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

OTHER INFORMATION ABOUT ALLSTATE

       As of December 31, 2012, Allstate had approximately 38,000 full-time employees and 600 part-time employees.

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

Executive Officers of the Registrant

       The following table sets forth the names of our executive officers, their ages as of February 1, 2013, their positions, and the years of their first election as officers. "AIC" refers to Allstate Insurance Company.

Name	Age	Position/Offices	Year First Elected Officer
Thomas J. Wilson	55	Chairman of the Board, President, and Chief Executive Officer of The Allstate Corporation and of AIC.	1995
Donald J. Bailey	47	President Emerging Businesses.	2010
Don Civgin	51	President and Chief Executive Officer Allstate Financial.	2008
James D. DeVries	49	Executive Vice President and Chief Administrative Officer of AIC (Human Resources).	2008
Judith P. Greffin	52	Executive Vice President and Chief Investment Officer of AIC.	2002
Sanjay Gupta	44	Executive Vice President and Chief Marketing Officer of AIC.	2012
Suren Gupta	51	Executive Vice President of AIC (Technology and Operations).	2011
Susan L. Lees	55	Executive Vice President and General Counsel of The Allstate Corporation and of AIC (Chief Legal Officer).	2008
Samuel H. Pilch	66	Senior Group Vice President and Controller of The Allstate Corporation and of AIC.	1996
Steven E. Shebik	56	Executive Vice President and Chief Financial Officer of The Allstate Corporation and of AIC.	1999
Steven C. Verney	54	Executive Vice President and Chief Risk Officer of AIC.	1999
Matthew E. Winter	56	President Allstate Auto, Home, and Agencies.	2009

       Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

       Messrs. Wilson, Pilch, Shebik and Verney, and Mmes. Greffin and Lees have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years.

       Prior to joining Allstate in 2010, Mr. Bailey served as Chairman and Chief Executive Officer of Willis North America from 2006 to 2010.

       Prior to joining Allstate in 2008, Mr. Civgin was Executive Vice President and Chief Financial Officer of OfficeMax, Incorporated and served in that position from 2005 to 2008.

       Prior to joining Allstate in 2008, Mr. DeVries served as Senior Vice President of Human Resources at Principal Financial Group from 2000 to 2008.

       Prior to joining Allstate in 2012, Mr. Sanjay Gupta served as Chief Marketing Officer of Ally Financial from 2008 to 2012 and Senior Vice President of Global Consumer and Small Business Marketing at Bank of America from 2001 to 2008.

       Prior to joining Allstate in 2011, Mr. Suren Gupta served as Executive Vice President of Wells Fargo from 2003 to 2011.

       Prior to joining Allstate in 2009, Mr. Winter served as Vice Chairman of American International Group ("AIG") in 2009 and President and Chief Executive Officer of AIG American General Domestic Life Companies from 2006 to 2009.

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

       In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other products and financial services. These risks constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and historical trends. These cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this document, in our filings with the SEC or in materials incorporated therein by reference.

Risks Relating to the Property-Liability business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

       Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made events, including earthquakes, volcanic eruptions, wildfires, tornadoes, tsunamis, hurricanes, tropical storms and certain types of terrorism or industrial accidents. We may incur catastrophe losses in our auto and property business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, (3) our current reinsurance coverage limits, or (4) estimate of loss from external hurricane and earthquake models at various levels of probability. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material effect on operating results and financial condition. For example, our historical catastrophe experience includes losses relating to Hurricane Katrina in 2005 totaling $3.6 billion, the Northridge earthquake of 1994 totaling $2.1 billion and Hurricane Andrew in 1992 totaling $2.3 billion. We are also exposed to assessments from the California Earthquake Authority and various state-created insurance facilities, and to losses that could surpass the capitalization of these facilities. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings.

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

The nature and level of catastrophes in any period cannot be predicted and could be material to our operating results and financial condition

       Along with others in the insurance industry, we use models developed by third party vendors as well as our own historic data in assessing our property insurance exposure to catastrophe losses. These models assume various conditions and probability scenarios. Such models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information and scientific research about hurricanes and earthquakes and also utilize detailed information about our in-force business. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to its usefulness in predicting losses in any reporting period as actual catastrophic events vary considerably. Other limitations are evident in significant variations in estimates between models, material increases and decreases in results due to model changes and refinements of the underlying data elements and actual conditions that are not yet well understood or may not be properly incorporated into the models.

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

The potential benefits of our sophisticated risk segmentation process may not be fully realized

       We believe that sophisticated pricing and underwriting (which, in some situations, considers information that is obtained from credit reports among other factors) has allowed us to be more competitive and operate more profitably. However, because many of our competitors have adopted underwriting criteria and sophisticated pricing models similar to those we use and because other competitors may follow suit, our competitive advantage could decline or be lost. Further, the use of insurance scoring from information that is obtained from credit reports as a factor in underwriting and pricing has at times been challenged by regulators, legislators, litigants and special interest groups in various states. Competitive pressures could also force us to modify our sophisticated pricing models. Furthermore, we cannot be assured that these sophisticated pricing models will accurately reflect the level of losses that we will ultimately incur.

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

Predicting claim expense relating to asbestos, environmental and other discontinued lines is inherently uncertain and may have a material effect on our operating results and financial condition

       The process of estimating asbestos, environmental and other discontinued lines liabilities is complicated by complex legal issues concerning, among other things, the interpretation of various insurance policy provisions and whether losses are covered, or were ever intended to be covered, and whether losses could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Asbestos-related bankruptcies and other asbestos litigation are complex, lengthy proceedings that involve substantial uncertainty for insurers. Actuarial techniques and databases used in estimating asbestos, environmental and other discontinued lines net loss reserves may prove to be inadequate indicators of the extent of probable loss. Ultimate net losses from these discontinued lines could materially exceed established loss reserves and expected recoveries and have a material effect on our operating results and financial condition.

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

When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates on some products in such an environment can partially offset decreases in investment yield. However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in investment yields. Decreases in the interest crediting rates offered on products in the Allstate Financial segment could make those products less attractive, leading to lower sales and/or changes in the level of policy loans, surrenders and withdrawals. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects on Allstate Financial, for example by increasing the attractiveness of other investments to our customers, which can lead to increased surrenders at a time when the segment's fixed income investment asset values are lower as a result of the increase in interest rates. This could lead to the sale of fixed income securities at a loss. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads and reduce profitability. Unanticipated surrenders could result in accelerated amortization of DAC or affect the recoverability of DAC and thereby increase expenses and reduce profitability. In addition, changes in market interest rates impact the valuation of derivatives embedded in equity-indexed annuity contracts that are not hedged, which could lead to volatility in net income.

Changes in estimates of profitability on interest-sensitive life, fixed annuities and other investment products may adversely affect our profitability and financial condition through the amortization of DAC

       DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to actual historical gross profits and estimated future gross profits ("EGP") over the estimated lives of the contracts. The principal assumptions for determining the amount of EGP are mortality, persistency, expenses, investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of any hedges. Updates to these assumptions (commonly referred to as "DAC unlocking") could adversely affect our profitability and financial condition.

Reducing our concentration in spread-based business may adversely affect reported results

       We have been reducing our concentration in spread-based business. Lower new sales of these products could negatively impact investment portfolio levels, complicate settlement of expiring contracts including forced sales of assets with unrealized capital losses, and affect goodwill impairment testing and insurance reserves deficiency testing.

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

We may not be able to mitigate the capital impact associated with statutory reserving requirements, potentially resulting in a need to increase prices, reduce sales of term or universal life products, and/or a return on equity below priced levels

       To support statutory reserves for certain term and universal life insurance products with secondary guarantees, we currently utilize reinsurance and capital markets solutions for financing a portion of our statutory reserve requirements deemed to be non-economic. As we continue to underwrite term and universal life business, we expect to have additional financing needs to mitigate the impact of these reserve requirements. If we do not obtain additional financing as a result of market conditions or otherwise, this could require us to increase prices, reduce our sales of term or universal life products, and/or result in a return on equity below priced levels.

Risks Relating to Investments

We are subject to market risk and declines in credit quality which may adversely affect investment income and cause realized and unrealized losses

       Although we continually reevaluate our investment management strategies, we remain subject to the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates. Adverse changes to these rates, spreads and prices may occur due to changes in fiscal policy and the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness and/or risk tolerance.

       We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e. increase or decrease) in response to the market's perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Although we have the ability to use derivative financial instruments to manage these risks, the effectiveness of such instruments is subject to the same risks. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized and unrealized losses on securities, including realized and unrealized losses relating to equity and derivative strategies.

       A decline in market interest rates or credit spreads could have an adverse effect on our investment income as we invest cash in new investments that may earn less than the portfolio's average yield. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. Alternatively, longer-term assets may be sold and reinvested in shorter-term assets in anticipation of rising interest rates. An increase in market interest rates or credit spreads could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Declining equity markets could also cause the investments in our pension plans to decrease and decreasing interest rates could cause the funding target and the projected benefit obligation of our pension plans or the accumulated benefit obligation of our other postretirement benefit plans to increase, either or both resulting in a decrease in the funded status of the pension plans and a reduction in the accumulated other comprehensive income component of shareholders' equity, increases in pension and other postretirement benefit expense and increases in required contributions to the pension plans.

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

The impact of our investment strategies may be adversely affected by developments in the financial markets

       The impact of our investment management strategies may be adversely affected by unexpected developments in the financial markets. For example, derivative contracts may result in coverage that is not as effective as intended thereby leading to the recognition of losses without the recognition of gains expected to mitigate the losses.

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

The determination of the amount of realized capital losses recorded for impairments of our investments is subjective and could materially impact our operating results and financial condition

       The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our ongoing evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in other-than-temporary impairments in our results of operations. The assessment of whether other-than-temporary impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value. Our conclusions on such assessments are judgmental and include assumptions and projections of future cash flows which may ultimately prove to be incorrect as assumptions, facts and circumstances change. Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.

The determination of the fair value of our fixed income and equity securities is subjective and could materially impact our operating results and financial condition

       In determining fair values we principally use the market approach which utilizes market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of assets may differ from the actual amount received upon sale of an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the assets' fair values. The difference between amortized cost or cost and fair value, net of deferred income taxes, certain life and annuity DAC, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholders' equity. Changing market conditions could materially affect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly.

Risks Relating to the Insurance Industry

Our future growth and profitability are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

       The insurance industry is highly competitive. Our competitors include other insurers and, because some of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar products.

       We have invested in growth strategies through the recent addition of the Esurance brand, our differentiated Encompass package policy and our distinctive advertising campaigns. If we are unsuccessful in generating new business and retaining a sufficient number of our customers, our ability to increase premiums written could be impacted. In addition, if we experience unexpected increases in our underlying costs (such as the frequency or severity of claims costs) generated by our new business, it could result in decreases in our profitability and lead to price increases which could impair our ability to compete effectively for insurance business.

       Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material effect on our business, operating results or financial condition. This includes competition for producers such as exclusive and independent agents and their licensed sales professionals. In the event we are unable to attract and retain these producers or they are unable to attract and retain customers for our products, growth and retention could be materially affected. Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets. Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistently with our business goals.

Difficult conditions in the global economy and capital markets generally could adversely affect our business and operating results and these conditions may not improve in the near future

       As with most businesses, we believe difficult conditions in the global economy and capital markets, such as significant negative macroeconomic trends, including relatively high and sustained unemployment, reduced consumer spending, lower residential and commercial real estate prices, substantial increases in delinquencies on consumer debt, including defaults on home mortgages, and the relatively low availability of credit could have an adverse effect on our business and operating results.

       Stressed conditions, volatility and disruptions in global capital markets, particular markets or financial asset classes could adversely affect our investment portfolio. Disruptions in one market or asset class can also spread to other markets or asset classes. Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and the rate of recovery from the U.S. recession has been below historic averages. Several governments around the world have announced austerity actions to address their budget deficits that may lead to a decline in economic activity. While European policy makers have developed mechanisms to address funding concerns, risks to the European economy and financial markets remain.

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

There can be no assurance that actions of the U.S. federal government, Federal Reserve and other regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect

       In response to the financial crises affecting the banking system, the financial markets and the broader economy in recent years, the U.S. federal government, the Federal Reserve and other regulatory bodies have taken actions such as purchasing mortgage-backed and other securities from financial institutions, investing directly in banks, thrifts and bank and savings and loan holding companies and increasing federal spending to stimulate the economy. There can be no assurance as to the long term impact such actions will have on the financial markets or on economic conditions, including potential inflationary effects. Continued volatility and any further economic deterioration could materially and adversely affect our business, financial condition and results of operations.

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

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

       As insurance companies, broker-dealers, investment advisers and/or investment companies, many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, and additional limits on our ability to grow or to achieve targeted profitability. Moreover, laws and regulations are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including state insurance regulators; state securities administrators; state attorneys general and federal agencies including the SEC, the FINRA and the U.S. Department of Justice. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or to improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities, which is generally the jurisdiction of the SEC, issued by The Allstate Corporation. In many respects, these laws and regulations limit our ability to grow or to improve the profitability of our business.

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

       In recent years, the state insurance regulatory framework has come under public scrutiny, members of Congress have discussed proposals to provide for federal chartering of insurance companies, and the FIO and FSOC were established. In the future, if the FSOC were to determine that Allstate is a "systemically important" nonbank financial company, Allstate would be subject to regulation by the Federal Reserve Board. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance and financial regulation.

       These regulatory reforms and any additional legislative change or regulatory requirements imposed upon us in connection with the federal government's regulatory reform of the financial services industry or arising from reform related to the international regulatory capital framework for financial services firms, and any more stringent enforcement of existing regulations by federal authorities, may make it more expensive for us to conduct our business, or limit our ability to grow or to achieve profitability.

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business

       Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide. Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as is currently available. For example, our ability to afford reinsurance to reduce our catastrophe risk in designated areas may be dependent upon our ability to adjust premium rates for its cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available in future years. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our catastrophe exposure, reduce our insurance writings, or develop or seek other alternatives.

Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have a material effect on our operating results and financial condition

       The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. We also have credit risk exposure associated with the Michigan Catastrophic Claims Association ("MCCA"), a mandatory insurance coverage and reinsurance reimbursement mechanism for personal injury protection losses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year, which is operating with an increasing deficit. Our reinsurance recoverable from the MCCA was $2.59 billion as of December 31, 2012. Our inability to collect a material recovery from a reinsurer could have a material effect on our operating results and financial condition.

A large scale pandemic, the continued threat of terrorism or military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and operating results

       A large scale pandemic, the continued threat of terrorism, within the United States and abroad, or military and other actions, and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large scale pandemic or the continued threat of terrorism. Additionally, a large scale pandemic or terrorist act could have a material effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.

A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, access to and cost of borrowing, operating results and financial condition

       Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review our financial performance and condition and could downgrade or change the outlook on our ratings due to, for example, a change in one of our insurance company's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of our investment portfolio; a reduced confidence in management or our business strategy, as well as a number of other considerations that may or may not be under our control. The insurance financial strength ratings of Allstate Insurance Company and Allstate Life Insurance Company and The Allstate Corporation's senior debt ratings from A.M. Best, Standard & Poor's and Moody's are subject to continuous review, and the retention of current ratings cannot be assured. A downgrade in any of these ratings could have a material effect on our sales, our competitiveness, the marketability of our product offerings, our liquidity, access to and cost of borrowing, operating results and financial condition.

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

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our results of operations and financial condition

       Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded. Accordingly, we are required to adopt new guidance or interpretations, or could be subject to existing guidance as we enter into new transactions, which may have a material effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 2 of the consolidated financial statements.

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

The occurrence of events unanticipated in our disaster recovery systems and management continuity planning or a support failure from external providers during a disaster could impair our ability to conduct business effectively

       The occurrence of a disaster such as a natural catastrophe, an industrial accident, a terrorist attack or war, cyber attack, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

       We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other global companies, we have experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

We may not be able to protect our intellectual property and may be subject to infringement claims

       We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and prove unsuccessful. An inability to protect our intellectual property could have a material effect on our business.

       We may be subject to claims by third parties for patent, trademark or copyright infringement or breach of usage rights. Any such claims and any resulting litigation could result in significant expense and liability. If our third party providers or we are found to have infringed a third-party intellectual property right, either of us could be enjoined from providing certain products or services or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material effect on our business and results of operations.

Item 1B.  Unresolved Staff Comments

       None.

Item 2.  Properties

       Our home office complex is located in Northbrook, Illinois. As of December 31, 2012, the Home Office complex consists of several buildings totaling 2.3 million square feet of office space on a 278-acre site.

       We also operate from approximately 1,360 administrative, data processing, claims handling and other support facilities in North America. In addition to our home office facilities, 1.7 million square feet are owned and 7.0 million square feet are leased. Outside North America, we lease three properties in Northern Ireland comprising 148,200 square feet. We also have one lease in London for 3,650 square feet and one lease in India for 65,970 square feet. Generally, only major Allstate facilities are owned. In a majority of cases, new lease terms and renewals are for five years or less.

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

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

       As of February 1, 2013, there were 97,826 record holders of The Allstate Corporation's common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2012 and 2011.

	High	Low	Close	Dividends Declared
2012
First quarter	33.33	26.98	32.92	.22
Second quarter	35.15	31.93	35.09	.22
Third quarter	40.72	33.35	39.61	.22
Fourth quarter	42.81	37.92	40.17	.22
2011
First quarter	32.61	30.43	31.78	.21
Second quarter	34.40	29.27	30.53	.21
Third quarter	31.01	22.27	23.69	.21
Fourth quarter	27.98	22.34	27.41	.21

       The payment of dividends by Allstate Insurance Company ("AIC") to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2012, AIC paid dividends of $1.51 billion. Based on the greater of 2012 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay without prior Illinois Department of Insurance approval at a given point in time in 2013 is $1.95 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
October 1, 2012 - October 31, 2012	2,116,328	$41.0072	2,116,317	$79 million
November 1, 2012 - November 30, 2012	2,028,082	$39.0845	2,027,705	$—
December 1, 2012 - December 31, 2012	1,227,542	$40.6346	408,000	$984 million
Total	5,371,952	$40.1962	4,552,022

(1)
In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

    October:        11
    November:    377
    December:    87,527

The Allstate 401(k) Savings Plan acquired the following shares in connection with Allstate's contributions to the plan based on its matching obligation and certain performance measures.

    October:        none
    November:    none
    December:    732,015

(2)
Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3)
On November 8, 2011, we announced the approval of a share repurchase program for $1.00 billion. That program was completed on November 27, 2012. On December 17, 2012, we announced the approval of a new share repurchase program for $1.00 billion. This program is expected to be completed by December 31, 2013.

Item 6.  Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ in millions, except per share data and ratios)	2012	2011	2010	2009	2008
Consolidated Operating Results
Insurance premiums and contract charges	$28,978	$28,180	$28,125	$28,152	$28,862
Net investment income	4,010	3,971	4,102	4,444	5,622
Realized capital gains and losses	327	503	(827)	(583)	(5,090)
Total revenues	33,315	32,654	31,400	32,013	29,394
Net income (loss)	2,306	787	911	888	(1,542)
Net income (loss) per share:
Net income (loss) per share – basic	4.71	1.51	1.69	1.65	(2.81)
Net income (loss) per share – diluted	4.68	1.50	1.68	1.64	(2.81)
Cash dividends declared per share	0.88	0.84	0.80	0.80	1.64

Consolidated Financial Position
Investments	$97,278	$95,618	$100,483	$99,833	$95,998
Total assets	126,947	125,193	130,500	132,209	134,351
Reserves for claims and claims expense, life-contingent
contract benefits and contractholder funds	75,502	77,113	81,113	84,659	90,750
Long-term debt	6,057	5,908	5,908	5,910	5,659
Shareholders' equity	20,580	18,298	18,617	16,184	12,121
Shareholders' equity per diluted share	42.39	36.18	34.58	29.90	22.51
Equity	20,580	18,326	18,645	16,213	12,153

Property-Liability Operations
Premiums earned	$26,737	$25,942	$25,957	$26,194	$26,967
Net investment income	1,326	1,201	1,189	1,328	1,674
Net income	1,968	403	1,053	1,546	230
Operating ratios (1)
Claims and claims expense ("loss") ratio	69.1	77.7	73.0	71.6	74.4
Expense ratio	26.4	25.7	25.1	24.6	25.0
Combined ratio	95.5	103.4	98.1	96.2	99.4

Allstate Financial Operations
Premiums and contract charges	$2,241	$2,238	$2,168	$1,958	$1,895
Net investment income	2,647	2,716	2,853	3,064	3,811
Net income (loss)	541	590	42	(452)	(1,586)
Investments	56,999	57,373	61,582	62,216	61,449

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

       The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as "we," "our," "us," the "Company" or "Allstate"). It should be read in conjunction with the 5-year summary of selected financial data, consolidated financial statements and related notes found under Part II. Item 6. and Item 8. contained herein. Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management's Discussion and Analysis ("MD&A"). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

       Allstate is focused on the following priorities in 2013:

  •
  grow insurance premiums;
  •
  maintain auto profitability;
  •
  raise returns in homeowners and annuity businesses;
  •
  proactively manage investments; and
  •
  reduce our cost structure.

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

  Summary of Results:

  •
  Consolidated net income was $2.31 billion in 2012 compared to $787 million in 2011 and $911 million in 2010. The increase in 2012 compared to 2011 was primarily due to higher net income from Property-Liability, partially offset by lower net income from Allstate Financial. The decrease in 2011 compared to 2010 was primarily due to lower net income from Property-Liability, partially offset by higher net income from Allstate Financial. Net income per diluted share was $4.68, $1.50 and $1.68 in 2012, 2011 and 2010, respectively.
  •
  Allstate Protection had underwriting income of $1.25 billion in 2012 compared to an underwriting loss of $857 million in 2011 and underwriting income of $525 million in 2010. The underwriting income in 2012 compared to the underwriting loss in 2011 was primarily due to underwriting income in homeowners and other personal lines in 2012 compared to underwriting losses in 2011, partially offset by a decrease in standard auto underwriting income. The decrease in 2011 compared to 2010 was primarily due to increases in homeowners underwriting losses and decreases in other personal lines and standard auto underwriting income. The Allstate Protection combined ratio was 95.3, 103.3 and 98.0 in 2012, 2011 and 2010, respectively. Underwriting income (loss), a measure not based on accounting principles generally accepted in the United States of America ("GAAP"), is defined in the Property-Liability Operations section of the MD&A.
  •
  Allstate Financial net income was $541 million in 2012 compared to $590 million in 2011 and $42 million in 2010. The decrease in 2012 compared to 2011 was primarily due to net realized capital losses in 2012 compared to net realized capital gains in 2011, lower net investment income and higher life and annuity contract benefits, partially offset by decreased interest credited to contractholder funds and lower amortization of DAC. The increase in 2011 compared to 2010 was primarily due to net realized capital gains in 2011 compared to net realized capital losses in 2010 and decreased interest credited to contractholder funds, partially offset by higher amortization of DAC and lower net investment income.

2012 HIGHLIGHTS

•
Consolidated net income was $2.31 billion in 2012 compared to $787 million in 2011. Net income per diluted share was $4.68 in 2012 compared to $1.50 in 2011.

•
Property-Liability net income was $1.97 billion in 2012 compared to $403 million in 2011.
•
The Property-Liability combined ratio was 95.5 in 2012 compared to 103.4 in 2011.
•
Allstate Financial net income was $541 million in 2012 compared to $590 million in 2011.
•
Total revenues were $33.32 billion in 2012 compared to $32.65 billion in 2011.
•
Property-Liability premiums earned totaled $26.74 billion in 2012 compared to $25.94 billion in 2011.
•
Investments totaled $97.28 billion as of December 31, 2012, an increase of 1.7% from $95.62 billion as of December 31, 2011. Net investment income was $4.01 billion in 2012, an increase of 1.0% from $3.97 billion in 2011.
•
Net realized capital gains were $327 million in 2012 compared to $503 million in 2011.
•
Book value per diluted share (ratio of shareholders' equity to total shares outstanding and dilutive potential shares outstanding) was $42.39 as of December 31, 2012, an increase of 17.2% from $36.18 as of December 31, 2011.
•
For the twelve months ended December 31, 2012, return on the average of beginning and ending period shareholders' equity was 11.9%, an increase of 7.6 points from 4.3% for the twelve months ended December 31, 2011.
•
As of December 31, 2012, shareholders' equity was $20.58 billion. This total included $2.06 billion in deployable invested assets at the parent holding company level.

CONSOLIDATED NET INCOME

($ in millions)	For the years ended December 31,
	2012	2011	2010
Revenues
Property-liability insurance premiums	$26,737	$25,942	$25,957
Life and annuity premiums and contract charges	2,241	2,238	2,168
Net investment income	4,010	3,971	4,102
Realized capital gains and losses:
Total other-than-temporary impairment losses	(239)	(563)	(937)
Portion of loss recognized in other comprehensive income	6	(33)	(64)

Net other-than-temporary impairment losses recognized in earnings	(233)	(596)	(1,001)
Sales and other realized capital gains and losses	560	1,099	174

Total realized capital gains and losses	327	503	(827)

Total revenues	33,315	32,654	31,400
Costs and expenses
Property-liability insurance claims and claims expense	(18,484)	(20,161)	(18,951)
Life and annuity contract benefits	(1,818)	(1,761)	(1,815)
Interest credited to contractholder funds	(1,316)	(1,645)	(1,807)
Amortization of deferred policy acquisition costs	(3,884)	(3,971)	(3,807)
Operating costs and expenses	(4,118)	(3,739)	(3,542)
Restructuring and related charges	(34)	(44)	(30)
Interest expense	(373)	(367)	(367)

Total costs and expenses	(30,027)	(31,688)	(30,319)
Gain (loss) on disposition of operations	18	(7)	19
Income tax expense	(1,000)	(172)	(189)

Net income	$2,306	$787	$911

Property-Liability	$1,968	$403	$1,053
Allstate Financial	541	590	42
Corporate and Other	(203)	(206)	(184)

Net income	$2,306	$787	$911

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

       Fair value of financial assets    Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are responsible for the determination of fair value of financial assets and the supporting assumptions and methodologies. We use independent third-party valuation service providers, broker quotes and internal pricing methods to determine fair values. We obtain or calculate only one single quote or price for each financial instrument.

       Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed income and other securities for which a fair value has been requested under the terms of our agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates, and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience. For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date. In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

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

       The fair value of certain financial assets, including privately placed corporate fixed income securities, auction rate securities ("ARS") backed by student loans, equity-indexed notes, and certain free-standing derivatives, for which our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry. Our internal pricing methods are primarily based on models using discounted cash flow methodologies that develop a single best estimate of fair value. Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including yield curves, quoted market prices of comparable securities, published credit spreads, and other applicable market data as well as instrument-specific characteristics that include, but are not limited to, coupon rates, expected cash flows, sector of the issuer, and call provisions. Judgment is required in developing these fair values. As a result, the fair value of these financial assets may differ from the amount actually received to sell an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets' fair values.

       For most of our financial assets measured at fair value, all significant inputs are based on or corroborated by market observable data and significant management judgment does not affect the periodic determination of fair value. The determination of fair value using discounted cash flow models involves management judgment when significant model inputs are not based on or corroborated by market observable data. However, where market observable data is available, it takes precedence, and as a result, no range of reasonably likely inputs exists from which the basis of a sensitivity analysis could be constructed.

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

       The fair value of our ARS backed by student loans is $394 million as of December 31, 2012. We performed a sensitivity analysis of reasonably likely changes in the anticipated date liquidity will return to the student loan ARS market as of December 31, 2012. If the anticipated date liquidity will return to this market increased or decreased by six months, the fair value of our ARS backed by student loans would decrease or increase by 1.5%, respectively. The selection of these hypothetical scenarios represents an illustration of the estimated potential proportional effect of alternate assumptions and should not be construed as either a prediction of future events or an indication that it would be reasonably likely that all securities would be similarly affected.

       We gain assurance that our financial assets are appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with accounting standards. For fair values received from third parties or internally estimated, our processes and controls are designed to ensure that the valuation methodologies are appropriate and consistently applied, the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded. For example, on a continuing basis, we assess the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers or brokers or derived from internal models. We perform procedures to understand and assess the methodologies, processes and controls of valuation service providers. In addition, we may validate the reasonableness of fair values by comparing information obtained from valuation service providers or brokers to other third party valuation sources for selected securities. We perform ongoing price validation procedures such as back-testing of actual sales, which corroborate the various inputs used in internal models to market observable data. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.

       We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2012 and 2011, we did not alter fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.

       The following table identifies fixed income and equity securities and short-term investments as of December 31, 2012 by source of fair value determination:

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$6,277	7.5%
Fair value based on external sources (1)	77,113	92.5

Total	$83,390	100.0%

(1)
Includes $3.78 billion that are valued using broker quotes.

       For additional detail on fair value measurements, see Note 6 of the consolidated financial statements.

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

       Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other-than-temporarily impaired, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances that result in changes to management's intent to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholders' equity, since our securities are designated as available for sale and carried at fair value and as a result, any related unrealized loss, net of deferred income taxes and related DAC, deferred sales inducement costs and reserves for life-contingent contract benefits, would already be reflected as a component of accumulated other comprehensive income in shareholders' equity.

       The determination of the amount of other-than-temporary impairment is an inherently subjective process based on periodic evaluations of the factors described above. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in other-than-temporary impairments in results of operations as such evaluations are revised. The use of different methodologies and assumptions in the determination of the amount of other-than-temporary impairments may have a material effect on the amounts presented within the consolidated financial statements.

       For additional detail on investment impairments, see Note 5 of the consolidated financial statements.

       Deferred policy acquisition costs amortization    We incur significant costs in connection with acquiring insurance policies and investment contracts. In accordance with GAAP, costs that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts are deferred and recorded as an asset on the Consolidated Statements of Financial Position.

       DAC related to property-liability contracts is amortized into income as premiums are earned, typically over periods of six or twelve months. The amortization methodology for DAC related to Allstate Financial policies and contracts includes significant assumptions and estimates.

       DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of the business. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. We aggregate all traditional life insurance products and immediate annuities with life contingencies in the analysis. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2012, 2011 and 2010, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.

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

       AGP and EGP primarily consist of the following components: contract charges for the cost of insurance less mortality costs and other benefits (benefit margin); investment income and realized capital gains and losses less interest credited (investment margin); and surrender and other contract charges less maintenance expenses (expense margin). The principal assumptions for determining the amount of EGP are persistency, mortality, expenses, investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of any hedges, and these assumptions are reasonably likely to have the greatest impact on the amount of DAC amortization. Changes in these assumptions can be offsetting and we are unable to reasonably predict their future movements or offsetting impacts over time.

       Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance. This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in force and realized capital gains and losses on investments supporting the product liability. The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss. If the AGP is greater than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally increase, resulting in a current period decrease to earnings. The opposite result generally occurs when the AGP is less than the EGP in the period, but the total EGP is unchanged. However, when DAC amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements. Negative amortization is only recorded when the increased DAC balance is determined to be recoverable based on facts and circumstances. Negative amortization was not recorded for certain fixed annuities during 2012, 2011 and 2010 periods in which capital losses were realized on their related investment portfolio. For products whose supporting investments are exposed to capital losses in excess of our expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC amortization may be modified to exclude the excess capital losses.

       Annually, we review and update all assumptions underlying the projections of EGP, including persistency, mortality, expenses, investment returns, comprising investment income and realized capital gains and losses, interest crediting rates and the effect of any hedges. At each reporting period, we assess whether any revisions to assumptions used to determine DAC amortization are required. These reviews and updates may result in amortization acceleration or deceleration, which are commonly referred to as "DAC unlocking". If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings. A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.

       The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin during the years ended December 31.

($ in millions)	2012	2011	2010
Investment margin	$3	$(3)	$(9)
Benefit margin	33	(6)	22
Expense margin	(2)	16	(29)

Net acceleration (deceleration)	$34	$7	$(16)

       In 2012, DAC amortization acceleration for changes in the investment margin component of EGP primarily related to fixed annuities and was due to lower projected investment returns. The acceleration related to benefit margin was primarily due to increased projected mortality on variable life insurance, partially offset by increased projected persistency on interest-sensitive life insurance. The deceleration related to expense margin related to interest-sensitive life insurance and fixed annuities and was due to a decrease in projected expenses. In 2011, DAC amortization deceleration related to changes in the investment margin component of EGP primarily related to equity-indexed annuities and was due to an increase in projected investment margins. The deceleration related to benefit margin was primarily due to increased projected persistency on interest-sensitive life insurance. The acceleration related to expense margin primarily related to interest-sensitive life insurance and was due to an increase in projected expenses. In 2010, DAC amortization deceleration related to changes in the investment margin component of EGP primarily related to interest-sensitive life insurance and was due to higher than previously projected investment income and lower interest credited, partially offset by higher projected realized capital losses. The acceleration related to benefit margin was primarily due to lower projected renewal premium (which is also expected to reduce persistency) on interest-sensitive life insurance, partially offset by higher than previously projected revenues associated with variable life insurance due to appreciation in the underlying separate account valuations. The deceleration related to expense margin resulted from current and expected expense levels lower than previously projected.

       The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2012.

($ in millions)	Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$68
Decrease in future investment margins of 25 basis points	$(76)
Decrease in future life mortality by 1%	$15
Increase in future life mortality by 1%	$(16)

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

       In the chain ladder estimation technique, a ratio (development factor) is calculated which compares current period results to results in the prior period for each accident year. A three-year or two-year average development factor, based on historical results, is usually multiplied by the current period experience to estimate the development of losses of each accident year into the next time period. The development factors for the future time periods for each accident year are compounded over the remaining future periods to calculate an estimate of ultimate losses for each accident year. The implicit assumption of this technique is that an average of historical development factors is predictive of future loss development, as the significant size of our experience database achieves a high degree of statistical credibility in actuarial projections of this type. The effects of inflation are implicitly considered in the reserving process, the implicit assumption being that a multi-year average development factor includes an adequate provision. Occasionally, unusual aberrations in loss patterns are caused by external and internal factors such as changes in claim reporting, settlement patterns, unusually large losses, process changes, legal or regulatory changes, and other influences. In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors and actuarial judgment is applied to make appropriate development factor assumptions needed to develop a best estimate of ultimate losses.

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

       Reserves are reestimated quarterly and periodically throughout the year, by combining historical results with current actual results to calculate new development factors. This process incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results (claims reported or settled, losses paid, or changes to case reserves) occur differently than the implied assumptions contained in the previous development factor calculations. If claims reported, paid losses, or case reserve changes are greater or less than the levels estimated by previous development factors, reserve reestimates increase or decrease. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate and is recognized as an increase or decrease in property-liability insurance claims and claims expense in the Consolidated Statements of Operations. Total Property-Liability reserve reestimates, after-tax, as a percent of net income were favorable 18.7%, 27.7% and 11.3% in 2012, 2011 and 2010, respectively. The 3-year average of reserve reestimates as a percentage of total reserves was a favorable 2.2% for Property-Liability, a favorable 2.7% for Allstate Protection and an unfavorable 1.9% for Discontinued Lines and Coverages, each of these results being consistent within a reasonable actuarial tolerance for our respective businesses. A more detailed discussion of reserve reestimates is presented in the Property-Liability Claims and Claims Expense Reserves section of this document.

       The following table shows net claims and claims expense reserves by segment and line of business as of December 31:

($ in millions)	2012	2011	2010
Allstate Protection
Auto	$11,383	$11,404	$11,034
Homeowners	2,008	2,439	2,442
Other lines	2,250	2,237	2,141

Total Allstate Protection	15,641	16,080	15,617
Discontinued Lines and Coverages
Asbestos	1,026	1,078	1,100
Environmental	193	185	201
Other discontinued lines	418	444	478

Total Discontinued Lines and Coverages	1,637	1,707	1,779

Total Property-Liability	$17,278	$17,787	$17,396

Allstate Protection reserve estimates

       Factors affecting reserve estimates    Reserve estimates are developed based on the processes and historical development trends described above. These estimates are considered in conjunction with known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. When we experience changes of the type previously mentioned, we may need to apply actuarial judgment in the determination and selection of development factors considered more reflective of the new trends, such as combining shorter or longer periods of historical results with current actual results to produce development factors based on two-year, three-year, or longer development periods to reestimate our reserves. For example, if a legal change is expected to have a significant impact on the development of claim severity for a coverage which is part of a particular line of insurance in a specific state, actuarial judgment is applied to determine appropriate development factors that will most accurately reflect the expected impact on that specific estimate. Another example would be when a change in economic conditions is expected to affect the cost of repairs to damaged autos or property for a particular line, coverage, or state, actuarial judgment is applied to determine appropriate development factors to use in the reserve estimate that will most accurately reflect the expected impacts on severity development.

       As claims are reported, for certain liability claims of sufficient size and complexity, the field adjusting staff establishes case reserve estimates of ultimate cost, based on their assessment of facts and circumstances related to each individual claim. For other claims which occur in large volumes and settle in a relatively short time frame, it is not practical or efficient to set case reserves for each claim, and a statistical case reserve is set for these claims based on estimation techniques described above. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.

       Historically, the case reserves set by the field adjusting staff have not proven to be an entirely accurate estimate of the ultimate cost of claims. To provide for this, a development reserve is estimated using the processes described above, and allocated to pending claims as a supplement to case reserves. Typically, the case and supplemental development reserves comprise about 90% of total reserves.

       Another major component of reserves is IBNR. Typically, IBNR comprises about 10% of total reserves.

       Generally, the initial reserves for a new accident year are established based on severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators, and reserves for prior accident years are statistically determined using processes described above. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors of the economy. We mitigate these effects through various loss management programs. Injury claims are affected largely by medical cost inflation while physical damage claims are affected largely by auto repair cost inflation and used car prices. For auto physical damage coverages, we monitor our rate of increase in average cost per claim against a weighted average of the Maintenance and Repair price index and the Parts and Equipment price index. We believe our claim settlement initiatives, such as improvements to the claim review and settlement process, the use of special investigative units to detect fraud and handle suspect claims, litigation management and defense strategies, as well as various other loss management initiatives underway, contribute to the mitigation of injury and physical damage severity trends.

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

       Causes of reserve estimate uncertainty    Since reserves are estimates of unpaid portions of claims and claims expenses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophe losses, requires regular reevaluation and refinement of estimates to determine our ultimate loss estimate.

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

       The estimation of claims and claims expense reserves for catastrophe losses also comprises estimates of losses from reported claims and IBNR, primarily for damage to property. In general, our estimates for catastrophe reserves are based on claim adjuster inspections and the application of historical loss development factors as described above. However, depending on the nature of the catastrophe, as noted above, the estimation process can be further complicated. For example, for hurricanes, complications could include the inability of insureds to promptly report losses, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain) or specifically excluded coverage caused by flood, estimating additional living expenses, and assessing the impact of demand surge, exposure to mold damage, and the effects of numerous other considerations, including the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, which can affect the availability of information needed to estimate reserves for that reporting period. In these situations, we may need to adapt our practices to accommodate these circumstances in order to determine a best estimate of our losses from a catastrophe. As an example, in 2005 to complete an estimate for certain areas affected by Hurricane Katrina and not yet inspected by our claims adjusting staff, or where we believed our historical loss development factors were not predictive, we relied on analysis of actual claim notices received compared to total PIF, as well as visual, governmental and third party information, including aerial photos, area observations, and data on wind speed and flood depth to the extent available.

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

       To develop a statistical indication of potential reserve variability within reasonably likely possible outcomes, an actuarial technique (stochastic modeling) is applied to the countrywide consolidated data elements for paid losses and paid losses combined with case reserves separately for injury losses, auto physical damage losses, and homeowners losses excluding catastrophe losses. Based on the combined historical variability of the development factors calculated for these data elements, an estimate of the standard error or standard deviation around these reserve estimates is calculated within each accident year for the last twenty years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability. Based on our products and coverages, historical experience, the statistical credibility of our extensive data and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, excluding reserves for catastrophe losses, within a reasonable probability of other possible outcomes, may be approximately plus or minus 4%, or plus or minus $470 million in net income. A lower level of variability exists for auto injury losses, which comprise approximately 80% of reserves, due to their relatively stable development patterns over a longer duration of time required to settle claims. Other types of losses, such as auto physical damage, homeowners losses and other losses, which comprise about 20% of reserves, tend to have greater variability but are settled in a much shorter period of time. Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Property-Liability Claims and Claims Expense Reserves section of this document.

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

Discontinued Lines and Coverages reserve estimates

       Characteristics of Discontinued Lines exposure    Our exposure to asbestos, environmental and other discontinued lines claims arises principally from assumed reinsurance coverage written during the 1960s through the mid-1980s, including reinsurance on primary insurance written on large U.S. companies, and from direct excess insurance written from 1972 through 1985, including substantial excess general liability coverages on large U.S. companies. Additional exposure stems from direct primary commercial insurance written during the 1960s through the mid-1980s. Asbestos claims relate primarily to bodily injuries asserted by people who were exposed to asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs. Other discontinued lines exposures primarily relate to general liability and product liability mass tort claims, such as those for medical devices and other products, workers' compensation claims and claims for various other coverage exposures other than asbestos and environmental.

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

       Evaluation of both the insureds' estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2012 and 2011, IBNR was 57.8% and 59.0%, respectively, of combined net asbestos and environmental reserves.

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

($ in millions)	2012	2011	2010
Other mass torts	$166	$169	$188
Workers' compensation	112	117	116
Commercial and other	140	158	174

Other discontinued lines	$418	$444	$478

       Other mass torts describes direct excess and reinsurance general liability coverage provided for cumulative injury losses other than asbestos and environmental. Workers' compensation and commercial and other include run-off from discontinued direct primary, direct excess and reinsurance commercial insurance operations of various coverage exposures other than asbestos and environmental. Reserves are based on considerations similar to those described above, as they relate to the characteristics of specific individual coverage exposures.

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

       Reserve for life-contingent contract benefits estimation    Due to the long term nature of traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, benefits are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under these insurance policies. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material effect on our operating results and financial condition. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. In 2012, 2011 and 2010, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies. We will continue to monitor the experience of our traditional life insurance and immediate annuities. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC.

       For further detail on the reserve for life-contingent contract benefits, see Note 9 of the consolidated financial statements.

PROPERTY-LIABILITY 2012 HIGHLIGHTS

•
Property-Liability net income was $1.97 billion in 2012 compared to $403 million in 2011.
•
Property-Liability premiums written totaled $27.03 billion in 2012, an increase of 4.0% from $25.98 billion in 2011.
•
The Property-Liability loss ratio was 69.1 in 2012 compared to 77.7 in 2011.
•
Catastrophe losses were $2.35 billion in 2012 compared to $3.82 billion 2011.
•
Prior year reserve reestimates totaled $665 million favorable in 2012 compared to $335 million favorable in 2011.
•
Property-Liability underwriting income was $1.20 billion in 2012 compared to an underwriting loss of $882 million in 2011. Underwriting income (loss), a measure not based on GAAP, is defined below.
•
Property-Liability investments were $38.22 billion as of December 31, 2012, an increase of 6.2% from $36.00 billion as of December 31, 2011. Net investment income was $1.33 billion in 2012, an increase of 10.4% from $1.20 billion in 2011.
•
Net realized capital gains were $335 million in 2012 compared to $85 million in 2011.

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

($ in millions, except ratios)	2012	2011	2010
Premiums written	$27,027	$25,980	$25,907

Revenues
Premiums earned	$26,737	$25,942	$25,957
Net investment income	1,326	1,201	1,189
Realized capital gains and losses	335	85	(321)

Total revenues	28,398	27,228	26,825
Costs and expenses
Claims and claims expense	(18,484)	(20,161)	(18,951)
Amortization of DAC	(3,483)	(3,477)	(3,517)
Operating costs and expenses	(3,536)	(3,143)	(2,962)
Restructuring and related charges	(34)	(43)	(33)

Total costs and expenses	(25,537)	(26,824)	(25,463)
Gain on disposition of operations	—	—	5
Income tax expense	(893)	(1)	(314)

Net income	$1,968	$403	$1,053

Underwriting income (loss)	$1,200	$(882)	$494
Net investment income	1,326	1,201	1,189
Income tax (expense) benefit on operations	(779)	30	(426)
Realized capital gains and losses, after-tax	221	54	(207)
Gain on disposition of operations, after-tax	—	—	3

Net income	$1,968	$403	$1,053

Catastrophe losses (1)	$2,345	$3,815	$2,207

GAAP operating ratios
Claims and claims expense ratio	69.1	77.7	73.0
Expense ratio	26.4	25.7	25.1

Combined ratio	95.5	103.4	98.1

Effect of catastrophe losses on combined ratio (1)	8.8	14.7	8.5

Effect of prior year reserve reestimates on combined ratio (1)	(2.5)	(1.3)	(0.6)

Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio	0.5	0.2	—

Effect of restructuring and related charges on combined ratio	0.1	0.2	0.1

Effect of Discontinued Lines and Coverages on combined ratio	0.2	0.1	0.1

(1)
Prior year reserve reestimates included in catastrophe losses totaled $410 million favorable in 2012, $130 million favorable in 2011 and $163 million favorable in 2010.

ALLSTATE PROTECTION SEGMENT

       Overview and strategy    The Allstate Protection segment primarily sells private passenger auto and homeowners insurance to individuals through Allstate exclusive agencies supported by call centers and the internet under the Allstate brand. We sell auto and homeowners insurance through independent agencies under both the Allstate brand and the Encompass brand. We also sell auto insurance direct to consumers online, through call centers and through select agents, including Answer Financial, under the Esurance brand.

       Our strategy is to position our products and distribution systems to meet the changing needs of the customer in managing the risks they face. This includes customers who want advice and assistance and those who are self-directed. In addition, there are customers who are brand-sensitive and those who are brand-neutral. Our strategy is to serve all four of these consumer segments with unique products and in unique and innovative ways while leveraging our claims, pricing and operational capabilities. When we do not offer a product our customers need, we may make available non-proprietary products that meet their needs.

       Allstate is executing a multi-year effort to drive the customer experience. We utilize specific customer value propositions for each brand to improve our competitive position and performance. Over time, delivering on these customer value propositions may include investments in resources and require significant changes to our products and capabilities.

       Our operating priorities for the Protection segment include achieving profitable market share growth for our auto business as well as earning acceptable returns on our homeowners business. Key goals include:

  •
  Improving customer loyalty and retention;
  •
  Deepening customer product relationships;
  •
  Improving auto competitive position for a greater share of consumers;
  •
  Improving the profitability of our homeowners business;
  •
  Investing in the effectiveness and reach of our multiple distribution channels including self-directed consumers through our Esurance brand; and
  •
  Maintaining a strong capital foundation through risk management and effective resource allocation.

       Our strategy for the Allstate brand focuses on customers who prefer local personal advice and service and are brand-sensitive. Our customer-focused strategy for the Allstate brand aligns targeted marketing, product innovation, distribution effectiveness, and pricing toward acquiring and retaining an increased share of our target customers, which generally refers to consumers who want to purchase multiple products from one insurance provider including auto, homeowners and financial products, who have better retention and potentially present more favorable prospects for profitability over the course of their relationships with us. As a result of this strategy, the majority of the Allstate brand's policies are owned by customers with multiple products.

       The Allstate brand utilizes marketing delivered to target customers to promote our strategic priorities, with messaging that continues to communicate ease of doing business with Allstate and Allstate agencies, good value, as well as the importance of having proper coverage by highlighting our comprehensive product and coverage options.

       The Allstate brand differentiates itself from competitors by offering a comprehensive range of innovative product options and features as well as product customization, including Allstate Your Choice Auto® with options such as accident forgiveness, safe driving deductible rewards and a safe driving bonus, and Allstate House and Home® that provides options of coverage for roof damage including graduated coverage and pricing based on roof type and age. In addition, we offer a Claim Satisfaction Guaranteesm that promises a return of premium to Allstate brand standard auto insurance customers dissatisfied with their claims experience. Our DRIVEWISE® program enables participating customers to be eligible for discounts based on driving performance as measured by a device installed in the vehicle. We will continue to focus on developing and introducing products and services that benefit today's consumers and further differentiate Allstate and enhance the customer experience. We will deepen customer relationships through value-added customer interactions and expanding our presence in households with multiple products by providing financial protection for customer needs. In certain areas with higher risk of catastrophes, we offer a homeowners product from North Light Specialty Insurance Company ("North Light"), our excess and surplus lines carrier. When an Allstate product is not available, we make available non-proprietary products for customers through brokering arrangements. For example, in hurricane exposed areas, Allstate agencies sell non-proprietary property insurance products to customers who prefer to use a single agent for all their insurance needs.

       We are undergoing a focused effort to enhance our capabilities by implementing uniform processes and standards to elevate the level and consistency of our customer experience. We continue to enhance technology to integrate our distribution channels, improve customer service, facilitate the introduction of new products and services and reduce infrastructure costs related to supporting agencies and handling claims. These actions and others are designed to optimize the effectiveness of our distribution and service channels by increasing the productivity of the Allstate brand's exclusive agencies. Since Allstate brand customers prefer personal advice and assistance, beginning in 2013 all Allstate brand customers who purchased their policies directly through call centers and the internet will be assigned an Allstate exclusive agency relationship.

       Our pricing and underwriting strategies and decisions are designed to enhance both our competitive position and our profit potential. Sophisticated pricing uses a number of risk evaluation factors including insurance scoring, to the extent permissible by regulations, based on information that is obtained from credit reports. Our updated auto risk evaluation pricing model was implemented for 9 states in 2012. Our pricing strategy involves marketplace pricing and underwriting decisions that are based on these risk evaluation models and an evaluation of competitors. We will utilize sophisticated pricing to increase our price competiveness to a greater share of target customers. A combination of underwriting information, pricing and discounts are used to achieve a higher close rate on quotes. We will also use these factors on our non-standard business to offer competitive prices to customers with risk profiles indicating greater likelihood of renewal.

       We also continue to enhance our pricing to attract a larger share of customers. For the Allstate brand auto and homeowners business, we continue to shift our mix towards customers that have better retention and thus potentially present more favorable prospects for profitability over the course of their relationship with us. For homeowners, we continue to address rate adequacy and improve underwriting and claim effectiveness. We also consider various strategic options to improve our homeowners insurance business returns.

       Allstate brand also includes Emerging Businesses which comprises Consumer Household (specialty auto products including motorcycle, trailer, motor home and off-road vehicle insurance policies and specialty property products including renter, landlord, boat, umbrella, manufactured home and condominium insurance policies), Allstate Roadside Services (roadside assistance products), Allstate Dealer Services (guaranteed automobile protection and vehicle service products sold primarily through auto dealers), Ivantage (insurance agency) and Commercial Lines (commercial products for small business owners). Premiums written by Emerging Businesses were $2.56 billion in 2012 compared to $2.49 billion in 2011.

       Our strategy for the Encompass brand centers around our highly differentiated product that simplifies the insurance experience through an expanded coverage single annual policy with one premium, one bill, one policy deductible and one renewal date. It appeals to customers with broad personal lines coverage needs who prefer an independent agent. As part of its package policy strategy, Encompass is focused on increased agency engagement through ease of doing business initiatives and increased package commissions, and de-emphasizing mono-line auto and property products.

       Our strategy for the Esurance brand focuses on self-directed and web-savvy consumers. To best serve these customers, Esurance develops its technology and website to continuously improve its hassle-free purchase and claims experience. Esurance began offering renters insurance in 2012 and plans to continue to broaden its product offerings. Esurance is also focused on increasing its preferred driver mix, while raising advertising investment and marketing effectiveness to support growth.

       We continue to manage our property catastrophe exposure with the goal of providing shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings. Our property business includes personal homeowners, commercial property and other property insurance lines. As of December 31, 2012, we are below our goal to have no more than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. The use of different assumptions and updates to industry models could materially change the projected loss. Our growth strategies include areas previously restricted where we believe we can earn an appropriate return for the risk and as a result we may move closer to our goal in the future. In addition, we have exposure to severe weather events which impact catastrophe losses.

       Property catastrophe exposure management includes purchasing reinsurance to provide coverage for known exposure to hurricanes, earthquakes, wildfires, fires following earthquakes and other catastrophes. We are also working for changes in the regulatory environment, including recognizing the need for better catastrophe preparedness, improving appropriate risk-based pricing and promoting the creation of government sponsored, privately funded solutions for mega-catastrophes that will make insurance more available and affordable.

       Pricing of property products is typically intended to establish returns that we deem acceptable over a long-term period. Losses, including losses from catastrophic events and weather-related losses (such as wind, hail, lightning and freeze losses not meeting our criteria to be declared a catastrophe), are accrued on an occurrence basis within the policy period. Therefore, in any reporting period, loss experience from catastrophic events and weather-related losses may contribute to negative or positive underwriting performance relative to the expectations we incorporated into the products' pricing. We pursue rate increases where indicated, taking into consideration potential customer disruption, the impact on our ability to market our auto lines, regulatory limitations, our competitive position and profitability, using a methodology that appropriately addresses the changing costs of losses from catastrophes such as severe weather and the net cost of reinsurance.

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

       The following table shows the unearned premium balance as of December 31 and the timeframe in which we expect to recognize these premiums as earned.

($ in millions)			% earned after
	2012	2011	Three months	Six months	Nine months	Twelve months
Allstate brand:
Standard auto	$4,188	$4,120	71.6%	96.8%	99.2%	100.0%
Non-standard auto	200	216	67.1%	93.6%	98.5%	100.0%
Homeowners	3,396	3,314	43.5%	75.6%	94.2%	100.0%
Other personal lines (1)	1,370	1,293	39.4%	67.1%	84.0%	90.6%

Total Allstate brand	9,154	8,943	56.3%	84.5%	95.1%	98.6%

Encompass brand:
Standard auto	321	311	43.5%	75.2%	94.0%	100.0%
Homeowners	222	202	43.3%	75.2%	94.1%	100.0%
Other personal lines (1)	50	47	43.8%	75.6%	94.2%	100.0%

Total Encompass brand	593	560	43.4%	75.2%	94.0%	100.0%

Esurance brand
Standard auto	265	208	74.2%	98.8%	99.7%	100.0%

Allstate Protection unearned premiums	$10,012	$9,711	56.0%	84.3%	95.1%	98.7%

(1)
Other personal lines include commercial, renters, condominium, involuntary auto and other personal lines.

       A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	2012	2011	2010
Premiums written:
Allstate Protection	$27,026	$25,981	$25,906
Discontinued Lines and Coverages	1	(1)	1

Property-Liability premiums written	27,027	25,980	25,907
(Increase) decrease in unearned premiums	(322)	(33)	19
Other	32	(5)	31

Property-Liability premiums earned	$26,737	$25,942	$25,957

Premiums earned:
Allstate Protection	$26,737	$25,942	$25,955
Discontinued Lines and Coverages	—	—	2

Property-Liability	$26,737	$25,942	$25,957

       Premiums written by brand are shown in the following table.

($ in millions)	Allstate brand			Encompass brand			Esurance brand		Allstate Protection
	2012	2011	2010	2012	2011	2010	2012	2011 (1)	2012	2011	2010
Standard auto	$15,700	$15,703	$15,842	$618	$604	$644	$1,024	$181	$17,342	$16,488	$16,486
Non-standard auto	698	775	883	—	1	6	—	—	698	776	889
Homeowners	6,060	5,893	5,753	398	362	357	—	—	6,458	6,255	6,110
Other personal lines	2,431	2,372	2,331	97	90	90	—	—	2,528	2,462	2,421

Total	$24,889	$24,743	$24,809	$1,113	$1,057	$1,097	$1,024	$181	$27,026	$25,981	$25,906

(1)
Represents period from October 7, 2011 to December 31, 2011.

       Premiums earned by brand are shown in the following table.

	Allstate brand			Encompass brand			Esurance brand		Allstate Protection
($ in millions)	2012	2011	2010	2012	2011	2010	2012	2011	2012	2011	2010
Standard auto	$15,637	$15,679	$15,814	$609	$620	$716	$967	$201	$17,213	$16,500	$16,530
Non-standard auto	715	797	896	—	2	9	—	—	715	799	905
Homeowners	5,980	5,835	5,693	379	365	385	—	—	6,359	6,200	6,078
Other personal lines	2,357	2,352	2,348	93	91	94	—	—	2,450	2,443	2,442

Total	$24,689	$24,663	$24,751	$1,081	$1,078	$1,204	$967	$201	$26,737	$25,942	$25,955

       Premium measures and statistics that are used to analyze the business are calculated and described below. Measures and statistics presented exclude Allstate Canada and specialty auto.

  •
  PIF:    Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.
  •
  Average premium-gross written:    Gross premiums written divided by issued item count. Gross premiums written include the impacts from discounts, surcharges and ceded reinsurance premiums and exclude the impacts from mid-term premium adjustments and premium refund accruals. Allstate brand average gross premiums represent the appropriate policy term for each line, which is 6 months for standard and non-standard auto and 12 months for homeowners. Encompass brand average gross premiums represent the appropriate policy term for each line, which is 12 months for standard auto and homeowners and 6 months for non-standard auto. Esurance brand average gross premiums represent the appropriate policy term, which is 6 months for standard auto.
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

       Standard auto premiums written totaled $17.34 billion in 2012, a 5.2% increase from $16.49 billion in 2011, following a comparable $16.49 billion in both 2011 and 2010.

	Allstate brand					Encompass brand			Esurance brand
Standard Auto	2012	2011		2010		2012	2011	2010	2012	2011
PIF (thousands)	16,929	17,213		17,484		708	673	689	1,029	786
Average premium-gross written (1)	$450	$444		$443		$912	$935	$979	$493	N/A
Renewal ratio (%)	88.9	89.0		88.7		75.8	69.5	69.2	80.5	78.5	(8)
Approved rate changes (2):
# of states	39	33		45	(6)	31	19	24	29	N/A
Countrywide (%) (3)	3.1	4.7		1.4		4.1	3.5	1.4	4.4	N/A
State specific (%) (4)(5)	5.0	8.1	(7)	2.2		5.2	6.1	2.7	5.6	N/A

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

(3)
Represents the impact in the states where rate changes were approved during the period as a percentage of total countrywide prior year-end premiums written.
(4)
Represents the impact in the states where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those states.
(5)
Based on historical premiums written in those states, rate changes approved for standard auto totaled $530 million, $731 million and $218 million in 2012, 2011 and 2010, respectively.
(6)
Includes Washington D.C.
(7)
2011 includes the impact of Florida rate increases averaging 18.5% and New York rate increases averaging 11.2% taken across multiple companies.
(8)
The Esurance brand renewal ratio for 2011 was restated to conform to the computation methodology used for Allstate and Encompass brand.

N/A reflects not available.

       Allstate brand standard auto premiums written total of $15.70 billion in 2012 was comparable to 2011. Excluding Florida and New York, Allstate brand standard auto premiums written totaled $12.67 billion in 2012, a 1.5% increase from $12.49 billion in 2011. Factors impacting premiums written were the following:

  –
  1.6% decrease in PIF as of December 31, 2012 compared to December 31, 2011 due to fewer new issued applications and fewer policies available to renew. Excluding Florida and New York, PIF decreased 1.0% as of December 31, 2012 compared to December 31, 2011.
  –
  4.3% decrease in new issued applications to 1,826 thousand in 2012 from 1,908 thousand in 2011. Excluding Florida and New York, new issued applications decreased 4.9% to 1,614 thousand in 2012 from 1,697 thousand in 2011. New issued applications increased in 11 states in 2012 compared to 2011.
  –
  increase in average gross premium in 2012 compared to 2011
  –
  0.1 point decrease in the renewal ratio in 2012 compared to 2011. In 2012, 27 states had favorable comparisons to 2011.

       Allstate brand standard auto premiums written totaled $15.70 billion in 2011, a 0.9% decrease from $15.84 billion in 2010. Factors impacting premiums written were the following:

  –
  1.5% decrease in PIF as of December 31, 2011 compared to December 31, 2010 due to fewer new issued applications and fewer policies available to renew. Excluding Florida and New York, PIF as of December 31, 2011 were comparable to December 31, 2010.
  –
  5.8% decrease in new issued applications to 1,908 thousand in 2011 from 2,025 thousand in 2010. Excluding Florida and New York, new issued applications decreased 0.1% to 1,697 thousand in 2011 from 1,699 thousand in 2010. New issued applications increased in 17 states in 2011 compared to 2010.
  –
  increase in average gross premium in 2011 compared to 2010
  –
  0.3 point increase in the renewal ratio in 2011 compared to 2010. In 2011, 39 states had favorable comparisons to 2010.

       Encompass brand standard auto premiums written totaled $618 million in 2012, a 2.3% increase from $604 million in 2011. Excluding Florida, Encompass brand standard auto premiums written totaled $599 million in 2012, a 3.1% increase from $581 million in 2011. The increase was primarily due to a 5.2% increase in PIF as of December 31, 2012 compared to December 31, 2011 and actions taken to enhance our highly differentiated package policy. New issued applications increased 25.7% in 2012 compared to 2011 primarily due to increases in efforts to improve agency engagement. The renewal ratio increased 6.3 points in 2012 compared to 2011 driven primarily by retaining more package business as a result of our package-focused strategy. Encompass discontinued writing new auto business in Florida as of September 2012 and non-renewals will begin in 2013. Encompass previously withdrew from the Florida property insurance market in 2009.

       Encompass brand standard auto premiums written totaled $604 million in 2011, a 6.2% decrease from $644 million in 2010. The decrease was primarily due to the following actions taken: aligned pricing and underwriting with strategic direction, terminated relationships with certain independent agencies, non-renewal of underperforming business, discontinued writing the Special Value product (middle market auto product focused on segment auto) and Deerbrook (non-standard auto) in certain states, and non-renewal of property in Florida.

       Esurance brand standard auto premiums written totaled $1.02 billion in 2012. Esurance brand standard auto premiums written totaled $181 million in 2011 for the period from the October 7, 2011 acquisition date to December 31, 2011. PIF increased 30.9% as of December 31, 2012 compared to December 31, 2011.

       Non-standard auto premiums written totaled $698 million in 2012, a 10.1% decrease from $776 million in 2011, following a 12.7% decrease in 2011 from $889 million in 2010.

	Allstate brand
Non-Standard Auto	2012	2011		2010
PIF (thousands)	508	571		640
Average premium-gross written (6 months)	$600	$606		$624
Renewal ratio (%) (6 months)	70.2	70.4		71.4
Approved rate changes:
# of states	12	13	(2)	11	(2)
Countrywide (%)	1.2	6.0		4.6
State specific (%) (1)	4.3	12.8		9.6

    (1)
    Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $8 million, $49 million and $41 million in 2012, 2011 and 2010, respectively.
    (2)
    Includes Washington D.C.

       Allstate brand non-standard auto premiums written totaled $698 million in 2012, a 9.9% decrease from $775 million in 2011. The decrease was primarily due to a decrease in PIF due to fewer number of policies available to renew; a 3.9% decrease in new issued applications to 246 thousand in 2012 from 256 thousand in 2011; and decreases in average gross premium and the renewal ratio.

       Allstate brand non-standard auto premiums written totaled $775 million in 2011, a 12.2% decrease from $883 million in 2010. The decrease was primarily due to a decrease in PIF due to a decline in the number of policies available to renew, a lower retention rate and fewer new issued applications; a 17.2% decrease in new issued applications to 256 thousand in 2011 from 309 thousand in 2010, driven in large part by management actions in Florida through October 2011; and decreases in average gross premium and the renewal ratio.

       Homeowners premiums written totaled $6.46 billion in 2012, a 3.2% increase from $6.26 billion in 2011, following a 2.4% increase in 2011 from $6.11 billion in 2010. Excluding the cost of catastrophe reinsurance, premiums written increased 2.8% in 2012 compared to 2011. For a more detailed discussion on reinsurance, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A and Note 10 of the consolidated financial statements.

	Allstate brand					Encompass brand
Homeowners	2012	2011		2010		2012		2011		2010
PIF (thousands) (1)	5,974	6,369		6,690		327		306		314
Average premium-gross written (12 months)	$1,087	$999		$943		$1,311		$1,297		$1,298
Renewal ratio (%) (12 months)	87.3	88.3		88.4		83.3		79.8		78.1
Approved rate changes (2):
# of states	42	41	(4)	32	(4)	33	(4)	27	(4)	23	(4)
Countrywide (%)	6.3	8.6		7.0		6.0		3.1		0.7
State specific (%) (3)	8.6	11.0		10.0		6.4		4.1		1.4

(1)
Beginning in 2012, excess and surplus lines PIF are not included in the homeowners PIF totals. Previously, these policy counts were included in the homeowners totals. Excess and surplus lines represent policies written by North Light. All other total homeowners measures and statistics include excess and surplus lines except for new issued applications.
(2)
Includes rate changes approved based on our net cost of reinsurance. Rate changes exclude excess and surplus lines.
(3)
Based on historical premiums written in those states, rate changes approved for homeowners totaled $412 million, $533 million and $424 million in the 2012, 2011 and 2010, respectively.
(4)
Includes Washington D.C.

       Allstate brand homeowners premiums written totaled $6.06 billion in 2012, a 2.8% increase from $5.89 billion in 2011. Factors impacting premiums written were the following:

  –
  6.2% decrease in PIF as of December 31, 2012 compared to December 31, 2011 due to fewer policies available to renew and fewer new issued applications
  –
  3.1% decrease in new issued applications to 442 thousand in 2012 from 456 thousand in 2011. We have new business underwriting restrictions in certain states. We also continue to take actions to maintain an appropriate level of exposure to catastrophic events while continuing to meet the needs of our customers, including selectively not offering continuing coverage in coastal areas of certain states.

  –
  increase in average gross premium in 2012 compared to 2011 primarily due to rate changes
  –
  1.0 point decrease in the renewal ratio in 2012 compared to 2011
  –
  $14 million decrease in the cost of our catastrophe reinsurance program to $481 million in 2012 from $495 million in 2011

       Actions taken to manage our catastrophe exposure in areas with known exposure to hurricanes, earthquakes, wildfires, fires following earthquakes and other catastrophes have had an impact on our new business writings and retention for homeowners insurance. Allstate brand homeowners PIF has declined 1,281 thousand or 17.7% in the five years ended December 31, 2012. This impact will continue in 2013, although to a lesser degree. For a more detailed discussion on exposure management actions, see the Catastrophe Management section of the MD&A.

       We have different plans across the country to improve the growth and profitability of our homeowners business. In states that do not have severe weather issues and that have acceptable returns, we are seeking to grow. We are also seeking to selectively grow homeowners in some currently restricted areas where we believe we will earn an appropriate return for the risk. We will continue to pursue profit actions in states that are not at targeted returns. In states with severe weather and risk, North Light and non-proprietary products will remain a critical component to our overall homeowners strategy to profitably grow and serve our customers.

       Our Allstate House and Home product provides options of coverage for roof damage including graduated coverage and pricing based on roof type and age and uses a number of factors to determine the pricing, some of which relate to underwriting information normally obtained to evaluate auto insurance risks. The Allstate House and Home product has been rolled out to 17 states as of December 31, 2012 and we expect a continued countrywide roll out for new business over the next two years.

       Allstate brand homeowners premiums written totaled $5.89 billion in 2011, a 2.4% increase from $5.75 billion in 2010. Factors impacting premiums written were the following:

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

       Encompass brand homeowners premiums written totaled $398 million in 2012, a 9.9% increase from $362 million in 2011, following a 1.4% increase in 2011 from $357 million in 2010. The increase in 2012 compared to 2011 was primarily due to a 6.9% increase in PIF as of December 31, 2012 compared to December 31, 2011 and actions taken to enhance our highly differentiated package policy. New issued applications increased 40.0% in 2012 compared to 2011. The renewal ratio increased 3.5 points in 2012 compared to 2011 driven primarily by retaining more package business.

       Other personal lines    Allstate brand other personal lines premiums written totaled $2.43 billion in 2012, a 2.5% increase from $2.37 billion in 2011, following a 1.8% increase in 2011 from $2.33 billion in 2010. Allstate brand other personal lines includes Emerging Businesses other personal lines (renters, condominium, other property, Allstate Roadside Services and Allstate Dealer Services) for which premiums written increased 4.3% to $1.86 billion in 2012 from $1.79 billion in 2011, following a 5.4% increase in 2011 from $1.70 billion in 2010.

       Underwriting results are shown in the following table.

($ in millions)	2012	2011	2010
Premiums written	$27,026	$25,981	$25,906

Premiums earned	$26,737	$25,942	$25,955
Claims and claims expense	(18,433)	(20,140)	(18,923)
Amortization of DAC	(3,483)	(3,477)	(3,517)
Other costs and expenses	(3,534)	(3,139)	(2,957)
Restructuring and related charges	(34)	(43)	(33)

Underwriting income (loss)	$1,253	$(857)	$525

Catastrophe losses	$2,345	$3,815	$2,207

Underwriting income (loss) by line of business
Standard auto	$367	$561	$692
Non-standard auto	102	102	74
Homeowners	690	(1,331)	(336)
Other personal lines	94	(189)	95

Underwriting income (loss)	$1,253	$(857)	$525

Underwriting income (loss) by brand
Allstate brand	$1,515	$(667)	$568
Encompass brand	(70)	(146)	(43)
Esurance brand	(192)	(44)	—

Underwriting income (loss)	$1,253	$(857)	$525

       Allstate Protection had underwriting income of $1.25 billion in 2012 compared to an underwriting loss of $857 million in 2011, primarily due to underwriting income in homeowners and other personal lines in 2012 compared to underwriting losses in 2011, partially offset by a decrease in standard auto underwriting income. Homeowners underwriting income was $690 million in the 2012 compared to an underwriting loss of $1.33 billion in 2011, primarily due to decreases in catastrophe losses and average earned premiums increasing faster than loss costs, partially offset by higher expenses. Other personal lines underwriting income was $94 million in 2012 compared to an underwriting loss of $189 million in 2011, primarily due to decreases in catastrophe losses including favorable reserve reestimates. Standard auto underwriting income decreased $194 million to $367 million in 2012 from $561 million in 2011 primarily due to the inclusion of a full year of Esurance brand's underwriting losses in 2012 and increases in catastrophe losses.

       Allstate Protection experienced an underwriting loss of $857 million in 2011 compared to underwriting income of $525 million in 2010, primarily due to an increase in homeowners underwriting loss, an underwriting loss for other personal lines in 2011 compared to an underwriting gain in 2010, and a decrease in standard auto underwriting income. Homeowners underwriting loss increased $995 million to $1.33 billion in 2011 from $336 million in 2010, primarily due to increases in catastrophe losses and higher expenses partially offset by average earned premiums increasing faster than loss costs. Other personal lines underwriting income decreased $284 million to an underwriting loss of $189 million in 2011 from underwriting income of $95 million in 2010, primarily due to increases in catastrophe losses, unfavorable reserve reestimates and higher expenses. Standard auto underwriting income decreased $131 million to $561 million in 2011 from $692 million in 2010, primarily due to increases in catastrophe losses and higher expenses, partially offset by favorable reserve reestimates.

       Catastrophe losses were $2.35 billion in 2012 compared to $3.82 billion in 2011 and $2.21 billion in 2010. $1.12 billion of the 2012 catastrophe losses related to Sandy, comprising approximately 179,000 expected claims of which approximately 170,000 claims have been reported. Through February 4, 2013, approximately 98% of the property and auto claim counts related to Sandy are closed and approximately 95% of our expected net losses have been paid. We expect substantially all of our remaining estimated net losses related to Sandy to be paid during 2013. 2012 catastrophe losses also include $8 million of accelerated and reinstatement catastrophe reinsurance premiums incurred as a result of Sandy.

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

       Catastrophe losses by the size of event are shown in the following table.

($ in millions)	2012
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	1	1.2%	$1,117	47.6%	4.2	$1,117
$101 million to $250 million	5	5.9	690	29.4	2.6	138
$50 million to $100 million	4	4.8	301	12.9	1.1	75
Less than $50 million	74	88.1	647	27.6	2.4	9

Total	84	100.0%	2,755	117.5	10.3	33

Prior year reserve reestimates			(410)	(17.5)	(1.5)

Total catastrophe losses			$2,345	100.0%	8.8

       Catastrophe losses by the type of event are shown in the following table.

($ in millions)	2012		2011		2010
		Number of events		Number of events		Number of events
Hurricanes/Tropical storms	$1,200	3	$619	3	$15	1
Tornadoes	297	5	1,234	7	174	7
Wind/Hail	1,198	64	1,775	68	1,908	74
Wildfires	53	11	67	9	15	1
Other events	7	1	250	4	258	7

Prior year reserve reestimates	(410)		(130)		(163)

Total catastrophe losses	$2,345	84	$3,815	91	$2,207	90

       Catastrophe losses, including prior year reserve reestimates, excluding hurricanes named or numbered by the National Weather Service, fires following earthquakes and earthquakes totaled $1.32 billion, $3.30 billion and $2.27 billion in 2012, 2011 and 2010, respectively.

       Combined ratio    Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.

	Loss ratio (1)			Effect of catastrophe losses on combined ratio			Effect of prior year reserve reestimates on combined ratio			Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011
Allstate brand loss ratio:
Standard auto	70.7	70.6	70.7	3.9	2.6	1.0	(2.0)	(2.3)	(0.9)
Non-standard auto	61.8	62.8	67.2	0.8	1.1	0.3	(3.2)	(4.9)	(3.6)
Homeowners	64.1	98.0	82.1	23.2	50.0	31.3	(5.2)	(1.2)	(0.3)
Other personal lines	64.8	76.0	66.4	8.0	13.6	7.2	(0.9)	4.0	0.7
Total Allstate brand loss ratio	68.3	77.3	72.8	8.9	14.8	8.5	(2.7)	(1.5)	(0.7)
Allstate brand expense ratio	25.6	25.4	24.9	—	—	—	—	—	—	0.1	—

Allstate brand combined ratio	93.9	102.7	97.7	8.9	14.8	8.5	(2.7)	(1.5)	(0.7)	0.1	—

Encompass brand loss ratio:
Standard auto	79.1	81.8	75.4	3.6	1.8	0.8	(3.3)	2.4	—
Non-standard auto	—	150.0	100.0	—	—	—	—	(50.0)	—
Homeowners	76.5	88.5	74.3	28.8	39.7	23.1	(3.2)	0.3	(1.3)
Other personal lines	67.7	83.5	73.4	5.4	9.9	4.3	(9.7)	—	(1.1)
Total Encompass brand loss ratio	76.9	84.3	75.1	12.6	15.3	8.2	(4.2)	1.4	(0.5)
Encompass brand expense ratio	29.6	29.2	28.5	—	—	—	—	—	—	—	—

Encompass brand combined ratio	106.5	113.5	103.6	12.6	15.3	8.2	(4.2)	1.4	(0.5)	—	—

Esurance brand loss ratio:
Standard auto	77.2	78.1	—	1.6	—	—	—	—	—
Total Esurance brand loss ratio	77.2	78.1	—	1.6	—	—	—	—	—
Esurance brand expense ratio	42.7	43.8	—	—	—	—	—	—	—	10.1	20.9

Esurance brand combined ratio	119.9	121.9	—	1.6	—	—	—	—	—	10.1	20.9

Allstate Protection loss ratio	68.9	77.6	72.9	8.8	14.7	8.5	(2.7)	(1.4)	(0.7)
Allstate Protection expense ratio	26.4	25.7	25.1	—	—	—	—	—	—	0.5	0.2

Allstate Protection combined ratio	95.3	103.3	98.0	8.8	14.7	8.5	(2.7)	(1.4)	(0.7)	0.5	0.2

(1)
Ratios are calculated using the premiums earned for the respective line of business.

       Standard auto loss ratio for the Allstate brand increased 0.1 points in 2012 compared to 2011 primarily due to higher catastrophe losses and lower favorable reserve reestimates. Excluding the impact of catastrophe losses, the Allstate brand standard auto loss ratio improved 1.2 points in 2012 compared to 2011. Florida results have shown improvement with loss ratios, including prior year reserve reestimates, of 69.0 in 2012 compared to 72.6 in 2011. For New York, the trend was also favorable through September 2012, but higher catastrophe losses in the fourth quarter of 2012 caused the year-end ratio to deteriorate to 83.6 in 2012 compared to 77.6 in 2011. Excluding the impact of Sandy, the loss ratio in New York was 67.9 in 2012. Excluding the impact of catastrophe losses, both states have experienced improvement from prior year as a result of management actions, including rate increases, underwriting restrictions, increased claims staffing and review, and on-going efforts to combat fraud and abuse. However, we continue to focus on profitability given ongoing developments in these two states. Claim frequencies in the bodily injury and property damage coverages decreased 0.9% and 1.9%, respectively, in 2012 compared to 2011. Bodily injury and property damage coverage paid claim severities increased 4.1% and 3.0%, respectively, in 2012 compared to 2011. In 2012, severity increased in line with historical Consumer Price Index ("CPI") trends. Standard auto loss ratio for the Allstate brand decreased 0.1 points in 2011 compared to 2010 primarily due to favorable reserve reestimates, partially offset by higher catastrophe losses. Excluding the impact of catastrophe losses, the Allstate brand standard auto loss ratio improved 1.7 points in 2011 compared to 2010. In 2011, claim frequencies in the bodily injury and physical damage coverages have decreased compared to 2010. Bodily injury and physical damage coverages severity results in 2011 increased in line with historical CPI trends.

       Encompass brand standard auto loss ratio decreased 2.7 points in 2012 compared to 2011 primarily due to favorable reserve reestimates, partially offset by higher catastrophe losses. Standard auto loss ratio for the Encompass brand increased 6.4 points in 2011 compared to 2010 primarily due to unfavorable reserve reestimates and higher catastrophe losses.

       Esurance brand standard auto loss ratio decreased 0.9 points in 2012 compared to 2011. In 2012, Esurance implemented a number of profitability management actions, including rate increases in 23 out of 30 states, and underwriting actions in Florida and Michigan.

       Homeowners loss ratio for the Allstate brand decreased 33.9 points to 64.1 in 2012 from 98.0 in 2011 primarily due to lower catastrophe losses and average earned premiums increasing faster than loss costs. Claim frequency excluding catastrophe losses decreased 8.4% in 2012 compared to 2011. Paid claim severity excluding catastrophe losses increased 3.3% in 2012 compared to 2011. Homeowners loss ratio for the Allstate brand increased 15.9 points to 98.0 in 2011 from 82.1 in 2010 due to higher catastrophe losses. Excluding the impact of catastrophe losses, the Allstate brand homeowners loss ratio improved 2.8 points in 2011 compared to 2010 due to average earned premiums increasing faster than loss costs.

       Encompass brand homeowners loss ratio decreased 12.0 points in 2012 compared to 2011 primarily due to lower catastrophe losses and favorable reserve reestimates. Homeowners loss ratio for the Encompass brand increased 14.2 points in 2011 compared to 2010 primarily due to higher catastrophe losses.

       Expense ratio for Allstate Protection increased 0.7 points in 2012 compared to 2011 primarily due to additional marketing costs and higher amortization of purchased intangible assets related to Esurance. The expense ratio for Allstate Protection increased 0.6 points in 2011 compared to 2010 driven by additional marketing, including $78 million spent on the Grow to Win initiative, and other growth initiative costs, and reduced guaranty fund accrual levels in 2010.

       The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Allstate brand			Encompass brand			Esurance brand		Allstate Protection
	2012	2011	2010	2012	2011	2010	2012	2011	2012	2011	2010
Amortization of DAC	13.2	13.3	13.3	17.5	17.4	17.8	2.5	0.5	12.9	13.3	13.6
Advertising expenses	2.7	3.0	2.6	0.5	0.1	0.1	15.4	10.9	3.1	2.9	2.5
Business combination expenses and amortization of purchased intangible assets	0.1	—	—	—	—	—	10.1	20.9	0.5	0.2	—
Other costs and expenses	9.5	8.9	8.9	11.6	11.7	10.0	14.7	11.5	9.8	9.1	8.9
Restructuring and related charges	0.1	0.2	0.1	—	—	0.6	—	—	0.1	0.2	0.1

Total expense ratio	25.6	25.4	24.9	29.6	29.2	28.5	42.7	43.8	26.4	25.7	25.1

       The Encompass brand DAC amortization is higher on average than Allstate brand DAC amortization due to higher commission rates. The Esurance brand expense ratio is higher than Allstate and Encompass brands due to business combination expenses and amortization of purchased intangible assets. Purchased intangible assets will be amortized on an accelerated basis with over 80% of the amortization taking place by 2016. Since Esurance uses a direct distribution model, its primary acquisition-related costs are advertising as opposed to commissions for the Allstate and Encompass brands. Advertising costs are not capitalized as DAC while commission costs are capitalized as DAC. As a result, the Esurance expense and combined ratios will be higher during periods of growth since the expenses will be recognized prior to the premium earned. Based on our analysis, Esurance's acquisition costs, primarily advertising, are in line with other distribution channels when considering the cumulative earned premiums of policies sold.

       DAC    We establish a DAC asset for costs that are related directly to the successful acquisition of new or renewal insurance policies, principally agents' remuneration and premium taxes. For the Allstate Protection business, DAC is amortized to income over the period in which premiums are earned. The DAC balance as of December 31 by brand and product type are shown in the following table.

($ in millions)	Allstate brand		Encompass brand		Esurance brand			Allstate Protection
	2012	2011	2012	2011	2012	2011		2012	2011
Standard auto	$508	$506	$54	$50	$7	$25	(1)	$569	$581
Non-standard auto	23	25	—	—	—	—		23	25
Homeowners	436	422	36	34	—	—		472	456
Other personal lines	325	280	7	6	—	—		332	286

Total DAC	$1,292	$1,233	$97	$90	$7	$25		$1,396	$1,348

(1)
Includes $21 million of present value of future profits, which was fully amortized in the first quarter of 2012.

Catastrophe management

       Historical catastrophe experience    For the last ten years, the average annual impact of catastrophes on our Property-Liability loss ratio was 9.7 points. The average annual impact of catastrophes on the homeowners loss ratio for the last ten years was 32.4 points.

       Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes. Limitations include our participation in various state facilities, such as the California Earthquake Authority ("CEA"), which provides insurance for California earthquake losses; the Florida Hurricane Catastrophe Fund ("FHCF"), which provides reimbursements to participating insurers for certain qualifying Florida hurricane losses; and other state facilities, such as wind pools. However, the impact of these actions may be diminished by the growth in insured values, and the effect of state insurance laws and regulations. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation in these and other state facilities such as wind pools, we may be exposed to losses that surpass the capitalization of these facilities and to assessments from these facilities.

       We have continued to take actions to maintain an appropriate level of exposure to catastrophic events while continuing to meet the needs of our customers, including the following:

  •
  Selectively not offering continuing coverage of homeowners policies in coastal areas of certain states. This includes New York and New Jersey where our homeowners PIF decreased 29.4% and 32.6%, respectively, since 2006.
  •
  Increased capacity in our brokerage platform for customers not offered a renewal.
  •
  North Light expanded to 5 new states in 2012, bringing the total number of active states to 31.
  •
  In Texas we have been ceding wind exposure related to insured property located in wind pool eligible areas along the coast including the Galveston Islands.
  •
  We ceased writing new homeowners business in California in 2007. We continue to renew current policyholders.
  •
  We ceased writing new homeowners business in Florida in 2011 beyond a modest stance for existing customers who replace their currently-insured home with an acceptable property. The Encompass companies operating in Florida withdrew from the property lines in 2009.
  •
  Tropical cyclone deductibles are in place for a large portion of coastal insured properties though contract language varies across states and companies, allowing for these higher deductibles to be triggered differently across our customer base.
  •
  We have additional catastrophe exposure, beyond the property lines, for auto customers who have purchased physical damage coverage. Auto physical damage coverage generally includes coverage for flood-related loss. We manage this additional exposure through inclusion of auto losses in our nationwide reinsurance program (which excludes New Jersey and Florida).

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

       We have addressed our risk of hurricane loss by, among other actions, purchasing reinsurance for specific states and on a countrywide basis for our personal lines property insurance in areas most exposed to hurricanes, limiting personal homeowners new business writings in coastal areas in southern and eastern states, implementing tropical cyclone deductibles where appropriate, and not offering continuing coverage on certain policies in coastal counties in certain states. We continue to seek appropriate returns for the risks we write. This may require further actions, similar to those already taken, in geographies where we are not getting appropriate returns. However, we may maintain or opportunistically increase our presence in areas where we achieve adequate returns and do not materially increase our hurricane risk.

Earthquakes

       Actions taken to reduce our exposure from earthquake coverage are substantially complete. These actions included purchasing reinsurance on a countrywide basis and in the state of Kentucky, no longer offering new optional earthquake coverage in most states, removing optional earthquake coverage upon renewal in most states, and entering into arrangements in many states to make earthquake coverage available through other insurers for new and renewal business.

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

Reinsurance

       A description of our current catastrophe reinsurance program appears in Note 10 of the consolidated financial statements.

DISCONTINUED LINES AND COVERAGES SEGMENT

       Overview    The Discontinued Lines and Coverages segment includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. Our exposure to asbestos, environmental and other discontinued lines claims is reported in this segment. We have assigned management of this segment to a designated group of professionals with expertise in claims handling, policy coverage interpretation, exposure identification and reinsurance collection. As part of its responsibilities, this group may at times be engaged in policy buybacks, settlements and reinsurance assumed and ceded commutations.

       Summarized underwriting results for the years ended December 31 are presented in the following table.

($ in millions)	2012	2011	2010
Premiums written	$1	$(1)	$1

Premiums earned	$—	$—	$2
Claims and claims expense	(51)	(21)	(28)
Operating costs and expenses	(2)	(4)	(5)

Underwriting loss	$(53)	$(25)	$(31)

       The underwriting loss of $53 million in 2012 related to a $26 million unfavorable reestimate of asbestos reserves, a $22 million unfavorable reestimate of environmental reserves and a $5 million unfavorable reestimate of other reserves, primarily as a result of our annual review using established industry and actuarial best practices, partially offset by a $14 million decrease in our allowance for future uncollectable reinsurance. The cost of administering claims settlements totaled $11 million for each of 2012 and 2011 and $13 million in 2010.

       The underwriting loss of $25 million in 2011 related to a $26 million unfavorable reestimate of asbestos reserves and a $5 million unfavorable reestimate of other reserves, primarily as a result of our annual review using established industry and actuarial best practices, partially offset by a $26 million decrease in our allowance for future uncollectable reinsurance. Environmental reserves were essentially unchanged.

       The underwriting loss of $31 million in 2010 related to an $18 million unfavorable reestimate of environmental reserves and a $5 million unfavorable reestimate of asbestos reserves, partially offset by a $4 million favorable reestimate of other reserves, primarily as a result of our annual review using established industry and actuarial best practices.

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

PROPERTY-LIABILITY INVESTMENT RESULTS

       Net investment income increased 10.4% to $1.33 billion in 2012 from $1.20 billion in 2011, after increasing 1.0% in 2011 compared to 2010. The 2012 increase was primarily due to income from limited partnerships and higher average investment balances, partially offset by lower fixed income yields. We continue to reduce interest rate risk by selling longer term fixed income securities and investing the proceeds in securities with shorter maturities, resulting in realized capital gains and lower net investment income, and positioning for reinvestment when interest rates rise. The 2011 increase was primarily due to higher yields, partially offset by lower average investment balances.

       The following table presents the average pre-tax investment yields for the years ended December 31. Pre-tax yield is calculated as investment income (including dividend income in the case of equity securities) divided by the average of the investment balances at the beginning and end of the year and interim quarters. Investment balances, for purposes of the pre-tax yield calculation, exclude unrealized capital gains and losses. Limited partnerships accounted for under the equity method of accounting ("EMA") are included in the 2012 yields since their income is reported in net investment income.

	2012	2011	2010
Fixed income securities: tax-exempt	4.3%	4.8%	4.9%
Fixed income securities: tax-exempt equivalent	6.3	7.0	7.1
Fixed income securities: taxable	3.7	3.8	3.5
Equity securities	3.5	2.8	2.3
Mortgage loans	4.3	4.0	5.7
Limited partnership interests	6.3	5.6	3.1
Total portfolio	3.9	3.9	3.8

       Net realized capital gains and losses are presented in the following table.

($ in millions)	2012	2011	2010
Impairment write-downs	$(134)	$(250)	$(295)
Change in intent write-downs	(31)	(49)	(62)

Net other-than-temporary impairment losses recognized in earnings	(165)	(299)	(357)
Sales	511	469	455
Valuation of derivative instruments	5	(54)	(331)
Settlements of derivative instruments	(16)	(127)	(143)
EMA limited partnership income (1)	—	96	55

Realized capital gains and losses, pre-tax	335	85	(321)
Income tax (expense) benefit	(114)	(31)	114

Realized capital gains and losses, after-tax	$221	$54	$(207)

(1)
Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011 and 2010.

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

       The facts and circumstances leading to our reestimates of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are likely different than those predicted by the estimated development factors used in prior reserve estimates. As of December 31, 2012, the impact of a reserve reestimation corresponding to a one percent increase or decrease in net reserves would be a decrease or increase of approximately $112 million in net income.

       We believe the net loss reserves for Allstate Protection exposures are appropriately established based on available facts, technology, laws and regulations.

       The table below shows total net reserves as of December 31 by line of business.

($ in millions)	2012	2011	2010
Allstate brand	$14,364	$14,792	$14,696
Encompass brand	807	859	921
Esurance brand	470	429	—

Total Allstate Protection	15,641	16,080	15,617
Discontinued Lines and Coverages	1,637	1,707	1,779

Total Property-Liability	$17,278	$17,787	$17,396

       The tables below show reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2012, 2011 and 2010, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2012	2011	2010
Allstate brand	$14,792	$14,696	$14,123
Encompass brand	859	921	1,027
Esurance brand	429	—	—

Total Allstate Protection	16,080	15,617	15,150
Discontinued Lines and Coverages	1,707	1,779	1,878

Total Property-Liability	$17,787	$17,396	$17,028

($ in millions, except ratios)	2012		2011		2010
	Reserve reestimate (1)	Effect on combined ratio (2)	Reserve reestimate (1)	Effect on combined ratio (2)	Reserve reestimate (1)	Effect on combined ratio (2)
Allstate brand	$(671)	(2.5)	$(371)	(1.4)	$(181)	(0.7)
Encompass brand	(45)	(0.2)	15	—	(6)	—
Esurance brand	—	—	—	—	—	—

Total Allstate Protection	(716)	(2.7)	(356)	(1.4)	(187)	(0.7)
Discontinued Lines and Coverages	51	0.2	21	0.1	28	0.1

Total Property-Liability (3)	$(665)	(2.5)	$(335)	(1.3)	$(159)	(0.6)

Reserve reestimates, after-tax	$(432)		$(218)		$(103)

Consolidated net income	$2,306		$787		$911

Reserve reestimates as a % of net income	18.7%		27.7%		11.3%

(1)
Favorable reserve reestimates are shown in parentheses.
(2)
Ratios are calculated using Property-Liability premiums earned.
(3)
Prior year reserve reestimates included in catastrophe losses totaled $410 million favorable in 2012, $130 million favorable in 2011 and $163 million favorable in 2010. The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio totaled 1.5 favorable, 0.5 favorable and 0.6 favorable in 2012, 2011 and 2010, respectively.

Allstate Protection

       The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2012, 2011 and 2010, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2012	2011	2010
Auto	$11,404	$11,034	$10,606
Homeowners	2,439	2,442	2,399
Other personal lines	2,237	2,141	2,145

Total Allstate Protection	$16,080	$15,617	$15,150

($ in millions, except ratios)
	2012		2011		2010
	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio
Auto	$(365)	(1.4)	$(381)	(1.5)	$(179)	(0.7)
Homeowners	(321)	(1.2)	(69)	(0.3)	(23)	(0.1)
Other personal lines	(30)	(0.1)	94	0.4	15	0.1

Total Allstate Protection	$(716)	(2.7)	$(356)	(1.4)	$(187)	(0.7)

Underwriting income (loss)	$1,253		$(857)		$525

Reserve reestimates as a % of underwriting income (loss)	57.1%		41.5%		35.6%

       Auto reserve reestimates in 2012, 2011 and 2010 were primarily due to claim severity development that was better than expected. 2010 was also impacted by a litigation settlement.

       Favorable homeowners reserve reestimates in 2012, 2011 and 2010 were primarily due to favorable catastrophe reserve reestimates. 2010 was also impacted by a litigation settlement.

       Other personal lines reserve reestimates in 2012 were primarily due to favorable catastrophe reserve reestimates. Other personal lines reserve reestimates in 2011 and 2010 were primarily the result of loss development higher than anticipated in previous estimates.

       Pending, new and closed claims for Allstate Protection are summarized in the following table for the years ended December 31. The increase in pending claims as of December 31, 2012 compared to December 31, 2011 relates to catastrophes, primarily Sandy, for all lines as well as the inclusion of Esurance claims for auto.

Number of claims	2012	2011 (1)	2010
Auto
Pending, beginning of year	436,972	490,459	540,424
New	5,807,557	5,656,687	5,571,199
Total closed	(5,772,451)	(5,710,174)	(5,621,164)

Pending, end of year	472,078	436,972	490,459

Homeowners
Pending, beginning of year	44,134	51,031	59,685
New	1,003,493	1,214,792	991,962
Total closed	(999,209)	(1,221,689)	(1,000,616)

Pending, end of year	48,418	44,134	51,031

Other personal lines
Pending, beginning of year	31,871	33,388	36,537
New	337,257	333,209	282,137
Total closed	(315,917)	(334,726)	(285,286)

Pending, end of year	53,211	31,871	33,388

Total Allstate Protection
Pending, beginning of year	512,977	574,878	636,646
New	7,148,307	7,204,688	6,845,298
Total closed	(7,087,577)	(7,266,589)	(6,907,066)

Pending, end of year	573,707	512,977	574,878

(1)
Excludes Esurance brand number of claims since not available.

       The following tables reflect the accident years to which the reestimates shown above are applicable by line of business. Favorable reserve reestimates are shown in parentheses.

2012 Prior year reserve reestimates

($ in millions)	2002 & prior	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
Allstate brand	$102	$(9)	$(10)	$(36)	$11	$(11)	$(36)	$(33)	$(147)	$(502)	$(671)
Encompass brand	—	(1)	—	(12)	(1)	—	(5)	(4)	(14)	(8)	(45)
Esurance brand	—	—	—	—	—	—	—	—	—	—	—

Total Allstate Protection	102	(10)	(10)	(48)	10	(11)	(41)	(37)	(161)	(510)	(716)
Discontinued Lines and Coverages	51	—	—	—	—	—	—	—	—	—	51

Total Property- Liability	$153	$(10)	$(10)	$(48)	$10	$(11)	$(41)	$(37)	$(161)	$(510)	$(665)

2011 Prior year reserve reestimates

($ in millions)	2001 & prior	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
Allstate brand	$123	$16	$26	$8	$5	$7	$—	$(28)	$(150)	$(378)	$(371)
Encompass brand	2	—	(1)	—	1	1	(1)	2	2	9	15

Total Allstate Protection	125	16	25	8	6	8	(1)	(26)	(148)	(369)	(356)
Discontinued Lines and Coverages	21	—	—	—	—	—	—	—	—	—	21

Total Property- Liability	$146	$16	$25	$8	$6	$8	$(1)	$(26)	$(148)	$(369)	$(335)

2010 Prior year reserve reestimates

($ in millions)	2000 & prior	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total
Allstate brand	$262	$(1)	$(7)	$(18)	$(15)	$(51)	$(106)	$(86)	$(45)	$(114)	$(181)
Encompass brand	1	—	1	1	2	6	—	(6)	(1)	(10)	(6)

Total Allstate Protection	263	(1)	(6)	(17)	(13)	(45)	(106)	(92)	(46)	(124)	(187)
Discontinued Lines and Coverages	28	—	—	—	—	—	—	—	—	—	28

Total Property- Liability	$291	$(1)	$(6)	$(17)	$(13)	$(45)	$(106)	$(92)	$(46)	$(124)	$(159)

       Allstate brand prior year reserve reestimates were $671 million favorable in 2012, $371 million favorable in 2011 and $181 million favorable in 2010. In 2012, this was primarily due to favorable catastrophe reserve reestimates and severity development that was better than expected. The increased reserves in accident years 2002 & prior is due to a reclassification of injury reserves to older years and reserve strengthening. In 2011, this was primarily due to severity development that was better than expected and favorable catastrophe reserve reestimates. The increased reserves in accident years 2001 & prior is due to a reclassification of injury reserves to older years and reserve strengthening. In 2010, this was primarily due to favorable catastrophe reserve reestimates and severity development that was better than expected, partially offset by litigation settlements. The increased reserves in accident years 2000 & prior is due to the litigation settlements of $100 million, a reclassification of injury reserves to older years and reserve strengthening.

       These trends are primarily responsible for revisions to loss development factors, as described above, used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Because these trends cause actual losses to differ from those predicted by the estimated development factors used in prior reserve estimates, reserves are revised as actuarial studies validate new trends based on the indications of updated development factor calculations.

       The impact of these reestimates on the Allstate brand underwriting income (loss) is shown in the table below.

($ in millions)	2012	2011	2010
Reserve reestimates	$(671)	$(371)	$(181)
Allstate brand underwriting income (loss)	1,515	(667)	568
Reserve reestimates as a % of underwriting income (loss)	44.3%	55.6%	31.9%

       Encompass brand prior year reserve reestimates in 2012 were related to lower than anticipated claim settlement costs and favorable catastrophe reserve reestimates. Reserve reestimates in 2011 were related to higher than anticipated claim settlement costs. 2010 Encompass brand reserve reestimates were related to lower than anticipated claim settlement costs.

       The impact of these reestimates on the Encompass brand underwriting loss is shown in the table below.

($ in millions)	2012	2011	2010
Reserve reestimates	$(45)	$15	$(6)
Encompass brand underwriting loss	(70)	(146)	(43)
Reserve reestimates as a % of underwriting loss	64.3%	(10.3)%	14.0%

       Esurance brand    There were no prior year reserve reestimates for Esurance in 2012. However, the Esurance opening balance sheet reserves were reestimated in 2012 resulting in a $13 million reduction in reserves due to lower severity. The adjustment was recorded as a reduction in goodwill and an increase in payables to the seller under the terms of the purchase agreement and therefore had no impact on claims expense or the loss ratio.

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

       Reserve reestimates for the Discontinued Lines and Coverages, as shown in the table below, were increased primarily for asbestos and environmental in 2012, asbestos in 2011 and environmental in 2010.

($ in millions)	2012		2011		2010
	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate
Asbestos claims	$1,078	$26	$1,100	$26	$1,180	$5
Environmental claims	185	22	201	—	198	18
Other discontinued lines	444	3	478	(5)	500	5

Total Discontinued Lines and Coverages	$1,707	$51	$1,779	$21	$1,878	$28

Underwriting loss		$(53)		$(25)		$(31)

Reserve reestimates as a % of underwriting loss		(96.2)%		(84.0)%		(90.3)%

       Reserve additions for asbestos in 2012 and 2011 were primarily for products related coverage due to increases for the assumed reinsurance portion of discontinued lines where we are reliant on our ceding companies to report claims. Reserve additions for asbestos in 2010 were primarily for products related coverage.

       The reserve additions for environmental in 2012 were primarily related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up were more fully determined. Normal environmental claim activity resulted in essentially no change in estimated reserves for 2011. The reserve additions for environmental in 2010 were primarily related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up were more fully determined.

       The table below summarizes reserves and claim activity for asbestos and environmental claims before (Gross) and after (Net) the effects of reinsurance for the past three years.

($ in millions, except ratios)	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,607	$1,078	$1,655	$1,100	$1,780	$1,180
Incurred claims and claims expense	34	26	38	26	(7)	5
Claims and claims expense paid	(119)	(78)	(86)	(48)	(118)	(85)

Ending reserves	$1,522	$1,026	$1,607	$1,078	$1,655	$1,100

Annual survival ratio	12.8	13.2	18.7	22.5	14.0	12.9

3-year survival ratio	14.1	14.7	13.6	13.6	12.6	12.2

Environmental claims
Beginning reserves	$225	$185	$248	$201	$247	$198
Incurred claims and claims expense	32	22	(2)	—	19	18
Claims and claims expense paid	(16)	(14)	(21)	(16)	(18)	(15)

Ending reserves	$241	$193	$225	$185	$248	$201

Annual survival ratio	15.1	13.8	10.7	11.6	13.8	13.4

3-year survival ratio	13.4	12.9	11.8	11.6	8.0	8.7

Combined environmental and asbestos claims
Annual survival ratio	13.1	13.3	17.1	19.7	14.0	13.0

3-year survival ratio	14.0	14.3	13.4	13.3	11.7	11.6

Percentage of IBNR in ending reserves		57.8%		59.0%		60.1%

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

       In both 2012 and 2011, the asbestos net 3-year survival ratio increased due to lower average annual payments. The environmental net 3-year survival ratio increased in both 2012 and 2011 due to lower average annual payments.

       Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

($ in millions)	December 31, 2012			December 31, 2011			December 31, 2010
	Active policy- holders	Net reserves	% of reserves	Active policy- holders	Net reserves	% of reserves	Active policy- holders	Net reserves	% of reserves
Direct policyholders:
Primary	54	$12	1%	52	$17	2%	51	$17	1%
Excess	299	276	27	314	263	24	319	261	24

Total	353	288	28	366	280	26	370	278	25

Assumed reinsurance		150	15		171	16		165	15
IBNR		588	57		627	58		657	60

Total net reserves		$1,026	100%		$1,078	100%		$1,100	100%

Total reserve additions		$26			$26			$5

       During the last three years, 52 direct primary and excess policyholders reported new claims, and claims of 68 policyholders were closed, decreasing the number of active policyholders by 16 during the period. The 16 decrease comprised (13) from 2012, (4) from 2011 and 1 from 2010. The decrease of 13 in 2012 included 15 new policyholders reporting new claims and the closing of 28 policyholders' claims.

       IBNR net reserves decreased $39 million as of December 31, 2012 compared to December 31, 2011. As of December 31, 2012 IBNR represented 57% of total net asbestos reserves, compared to 58% as of December 31, 2011. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.

       Pending, new, total closed and closed without payment claims for asbestos and environmental exposures for the years ended December 31 are summarized in the following table.

Number of claims	2012	2011	2010
Asbestos
Pending, beginning of year	8,072	8,421	8,252
New	492	507	788
Total closed	(1,117)	(856)	(619)

Pending, end of year	7,447	8,072	8,421

Closed without payment	728	664	336

Environmental
Pending, beginning of year	4,176	4,297	4,114
New	402	351	498
Total closed	(902)	(472)	(315)

Pending, end of year	3,676	4,176	4,297

Closed without payment	511	334	181

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

       Our reinsurance recoverable balances are shown in the following table as of December 31, net of the allowance we have established for uncollectible amounts.

	Standard & Poor's financial strength rating (1)
		Reinsurance recoverable on paid and unpaid claims, net
($ in millions)
		2012	2011
Industry pools and facilities
Michigan Catastrophic Claim Association ("MCCA")	N/A	$2,590	$1,709
National Flood Insurance Program	N/A	428	33
North Carolina Reinsurance Facility	N/A	64	70
New Jersey Unsatisfied Claim and Judgment Fund	N/A	38	50
Other		3	3

Subtotal		3,123	1,865

Lloyd's of London ("Lloyd's")	A+	190	193
Westport Insurance Corporation (formerly Employers Reinsurance Corporation)	AA-	95	98
Swiss Reinsurance America Corporation	AA-	41	16
New England Reinsurance Corporation	N/A	35	36
R&Q Reinsurance Company	N/A	30	31
Renaissance Reinsurance Limited	AA-	28	2
Other, including allowance for future uncollectible reinsurance recoverables		537	433

Subtotal		956	809

Total Property-Liability		$4,079	$2,674

(1)
N/A reflects no rating available.

       Reinsurance recoverables include an estimate of the amount of property-liability insurance claims and claims expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. We calculate our ceded reinsurance estimate based on the terms of each applicable reinsurance agreement, including an estimate of how IBNR losses will ultimately be ceded under the agreement. We also consider other limitations and coverage exclusions under our reinsurance agreements. Accordingly, our estimate of reinsurance recoverables is subject to similar risks and uncertainties as our estimate of reserves for property-liability claims and claims expense. We believe the recoverables are appropriately established; however, as our underlying reserves continue to develop, the amount ultimately recoverable may vary from amounts currently recorded. We regularly evaluate the reinsurers and the respective amounts recoverable, and a provision for uncollectible reinsurance is recorded if needed. The establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance is also an inherently uncertain process involving estimates. Changes in estimates could result in additional changes to the Consolidated Statements of Operations.

       The allowance for uncollectible reinsurance relates to Discontinued Lines and Coverages reinsurance recoverables and was $87 million and $103 million as of December 31, 2012 and 2011, respectively. This amount represents 12.4% and 13.4% of the related reinsurance recoverable balances as of December 31, 2012 and 2011, respectively. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. In addition, in the ordinary course of business, we may become involved in coverage disputes with certain of our reinsurers which may ultimately result in lawsuits and arbitrations brought by or against such reinsurers to determine the parties' rights and obligations under the various reinsurance agreements. We employ dedicated specialists to manage reinsurance collections and disputes. We also consider recent developments in commutation activity between reinsurers and cedants, and recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers in seeking to maximize our reinsurance recoveries.

       Adverse developments in the insurance industry have led to a decline in the financial strength of some of our reinsurance carriers, causing amounts recoverable from them and future claims ceded to them to be considered a higher risk. There has also been consolidation activity in the industry, which causes reinsurance risk across the industry to be concentrated among fewer companies. In addition, some companies have segregated asbestos, environmental, and other discontinued lines exposures into separate legal entities with dedicated capital. Regulatory bodies in certain cases have supported these actions. We are unable to determine the impact, if any, that these developments will have on the collectability of reinsurance recoverables in the future.

       The effects of reinsurance ceded on our property-liability premiums earned and claims and claims expense for the years ended December 31 are summarized in the following table.

($ in millions)	2012	2011	2010
Ceded property-liability premiums earned	$1,090	$1,098	$1,092

Ceded property-liability claims and claims expense
Industry pool and facilities
MCCA	$962	$509	$142
National Flood Insurance Program	758	196	50
FHCF	—	8	10
Other	70	84	64

Subtotal industry pools and facilities	1,790	797	266
Other	261	130	5

Ceded property-liability claims and claims expense	$2,051	$927	$271

       In 2012, ceded property-liability premiums earned decreased $8 million compared to 2011, primarily due to decreased premiums in our catastrophe reinsurance program. In 2011, ceded property-liability premiums earned increased $6 million compared to 2010 year, primarily due to higher premium rates and an increase in policies written for the National Flood Insurance Program.

       Ceded property-liability claims and claims expense increased in 2012 primarily due to amounts ceded to the National Flood Insurance Program related to Sandy, reserve increases in the MCCA program, and amounts ceded under our catastrophe reinsurance program related to Sandy. The reserve increases in the MCCA program are attributable to an increased recognition of longer term paid loss trends. The paid loss trends are rising due to increased costs in medical and attendant care and increased longevity of claimants. Ceded property-liability claims and claims expense increased in 2011 primarily due to reserve increases in the MCCA program and an increase in claim activity on the National Flood Insurance Program due to multiple flooding events throughout the year.

       For a detailed description of the MCCA, FHCF and Lloyd's, see Note 10 of the consolidated financial statements. As of December 31, 2012, other than the recoverable balances listed in the table above, no other amount due or estimated to be due from any single Property-Liability reinsurer was in excess of $26 million.

       We enter into certain intercompany insurance and reinsurance transactions for the Property-Liability operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

Catastrophe reinsurance

       Our catastrophe reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide. Our program is designed to provide reinsurance protection for catastrophes including hurricanes, windstorms, hail, tornados, fires following earthquakes, earthquakes and wildfires. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our customers.

       We anticipate completing the placement of our 2013 catastrophe reinsurance program in March 2013. We expect the program will be similar to our 2012 catastrophe reinsurance program. For further details of the existing 2012 program, see Note 10 of the consolidated financial statements.

ALLSTATE FINANCIAL 2012 HIGHLIGHTS

•
Net income was $541 million in 2012 compared to $590 million in 2011.
•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $2.18 billion in 2012, an increase of 3.8% from $2.10 billion in 2011.
•
Investments totaled $57.00 billion as of December 31, 2012, reflecting a decrease in carrying value of $374 million from $57.37 billion as of December 31, 2011. Net investment income decreased 2.5% to $2.65 billion in 2012 from $2.72 billion in 2011.
•
Net realized capital losses totaled $13 million in 2012 compared to net realized capital gains of $388 million in 2011.
•
Contractholder funds totaled $39.32 billion as of December 31, 2012, reflecting a decrease of $3.01 billion from $42.33 billion as of December 31, 2011.

ALLSTATE FINANCIAL SEGMENT

       Overview and strategy    The Allstate Financial segment sells life insurance, voluntary employee benefits products, and products designed to meet customer retirement and investment needs. We serve our customers through Allstate exclusive agencies and exclusive financial specialists, workplace distribution and non-proprietary distribution channels. Allstate Financial brings value to The Allstate Corporation in three principal ways: through profitable growth, by bringing new customers to Allstate, and by improving the economics of the Protection business through increased customer loyalty and stronger customer relationships based on cross selling Allstate Financial products to existing customers. Allstate Financial's strategy is focused on expanding Allstate customer relationships, growing our underwritten product sales through Allstate exclusive agencies and Allstate Benefits (our workplace distribution business), improving returns on and reducing our exposure to spread-based products, and emphasizing capital efficiency and shareholder returns.

       Our products include interest-sensitive, traditional and variable life insurance; voluntary accident and health insurance; fixed annuities such as deferred and immediate annuities; and funding agreements backing medium-term notes, which we most recently offered in 2008. Our products are sold through multiple distribution channels including Allstate exclusive agencies and exclusive financial specialists, workplace enrolling independent agents and, to a lesser extent, independent master brokerage agencies, specialized structured settlement brokers, and directly through call centers and the internet. Our institutional product line consists of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. Banking products and services were previously offered to customers through the Allstate Bank, which ceased operations in 2011.

       We continue to shift our mix of products in force by decreasing our lower returning spread-based products, principally fixed annuities and institutional products, and through growth of our higher returning underwritten products having mortality or morbidity risk, principally life insurance and accident and health products. In addition to focusing on higher return markets, products and distribution channels, Allstate Financial continues to implement capital efficiency and enterprise risk and return management strategies and actions.

       Based upon Allstate's strong financial position and brand, we have a unique opportunity to cross-sell to our customer base. We will enhance trusted customer relationships through our Allstate exclusive agencies to serve those who are looking for assistance in meeting their protection and retirement needs by providing them with the information, products and services that they need. To further strengthen Allstate Financial's value proposition to Allstate exclusive agencies and drive further engagement in selling our products, Allstate Financial products are integrated into the Allstate Protection sales processes and the new agent compensation structure incorporates sales of Allstate Financial products. Life insurance policies issued through Allstate agencies increased 9.3% and 31.5% in 2012 and 2011, respectively, compared to the prior years. During 2012, we introduced a new deferred annuity product that allows our Allstate exclusive agents to continue to offer a full range of products that meet customer retirement needs while providing Allstate with an attractive risk adjusted return profile.

       Our employer relationships through Allstate Benefits also afford opportunities to offer additional Allstate products and grow our business. Allstate Benefits is an industry leader in voluntary benefits, offering one of the broadest product portfolios in the voluntary benefits market. Our strategy for Allstate Benefits focuses on growth in the national accounts market by increasing the number of sales and account management personnel, expanding independent agent distribution in targeted geographic locations for increased new sales, increasing Allstate exclusive agency engagement to drive cross selling of voluntary benefits products, capitalizing on strategic alliance opportunities, and developing opportunities for revenue growth through new product and fee income offerings. In 2012, Allstate Benefits new business written premiums increased 6.5% compared to 2011.

       Our deferred and immediate annuity business has been adversely impacted by the credit cycle and historically low interest rate environment. Our immediate annuity business has been impacted by medical advancements that have resulted in annuitants living longer than anticipated when many of these contracts were originated. We are aggressively reducing the level of legacy deferred annuities in force and proactively managing annuity crediting rates to improve the profitability of the business. We are managing the investment portfolio supporting our immediate annuities to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. We are increasing limited partnership and other alternative asset investments to appropriately match investment duration with these long-term illiquid liabilities.

Allstate Financial outlook

•
Our growth initiatives continue to focus on increasing the number of customers served through our proprietary and Allstate Benefits channels.
•
We continue to focus on improving returns and reducing our concentration in spread-based products resulting in net reductions in contractholder fund obligations.
•
We plan to further grow premiums and contract charges on underwritten insurance products and offer a broad range of products to meet our customers' needs for retirement income, including third-party solutions when we choose not to offer certain products.
•
We expect lower investment spread due to reduced contractholder funds, the continuing low interest rate environment and changes in asset allocations. The amount by which the low interest rate environment will reduce our investment spread is contingent on our ability to maintain the portfolio yield and lower interest crediting rates on spread-based products, which could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees, and may not match the timing or magnitude of changes in asset yields. We also anticipate changing our asset allocation for long-term immediate annuities by reducing fixed income securities and increasing investments in limited partnerships and other alternative investments. This shift could result in lower and more volatile investment income; however, we anticipate that this strategy will lead to higher total returns and attributed equity.
•
We expect increases in Allstate Financial's attributed GAAP equity as there may be limitations on the amount of dividends Allstate Financial companies can pay without prior approval by their insurance departments.
•
We continue to review our strategic options to reduce our exposure and improve returns of the spread-based businesses. As a result, we may take additional operational and financial actions that offer return improvement and risk reduction opportunities.

       Summary analysis    Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2012	2011	2010
Revenues
Life and annuity premiums and contract charges	$2,241	$2,238	$2,168
Net investment income	2,647	2,716	2,853
Realized capital gains and losses	(13)	388	(517)

Total revenues	4,875	5,342	4,504
Costs and expenses
Life and annuity contract benefits	(1,818)	(1,761)	(1,815)
Interest credited to contractholder funds	(1,316)	(1,645)	(1,807)
Amortization of DAC	(401)	(494)	(290)
Operating costs and expenses	(576)	(555)	(568)
Restructuring and related charges	—	(1)	3

Total costs and expenses	(4,111)	(4,456)	(4,477)
Gain (loss) on disposition of operations	18	(7)	14
Income tax (expense) benefit	(241)	(289)	1

Net income	$541	$590	$42

Investments as of December 31	$56,999	$57,373	$61,582

Net income
Life insurance	$226	$262
Accident and health insurance	81	95
Annuities and institutional products	234	233

Net income	$541	$590

       Net income in 2012 was $541 million compared to $590 million in 2011. The decrease was primarily due to net realized capital losses in 2012 compared to net realized capital gains in 2011, lower net investment income and higher life and annuity contract benefits, partially offset by decreased interest credited to contractholder funds and lower amortization of DAC.

       Net income in 2011 was $590 million compared to $42 million in 2010. The increase was primarily due to net realized capital gains in 2011 compared to net realized capital losses in 2010, decreased interest credited to contractholder funds, higher life and annuity premiums and contract charges and lower life and annuity contract benefits, partially offset by higher amortization of DAC and lower net investment income.

       Analysis of revenues    Total revenues decreased 8.7% or $467 million in 2012 compared to 2011 due to net realized capital losses in 2012 compared to net realized capital gains in 2011 and lower net investment income. Total revenues increased 18.6% or $838 million in 2011 compared to 2010 due to net realized capital gains in 2011 compared to net realized capital losses in 2010 and higher premiums and contract charges, partially offset by lower net investment income.

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

       The following table summarizes life and annuity premiums and contract charges by product for the years ended December 31.

($ in millions)	2012	2011	2010
Underwritten products
Traditional life insurance premiums	$470	$441	$420
Accident and health insurance premiums	653	643	621
Interest-sensitive life insurance contract charges	1,055	1,015	991

Subtotal	2,178	2,099	2,032
Annuities
Immediate annuities with life contingencies premiums	45	106	97
Other fixed annuity contract charges	18	33	39

Subtotal	63	139	136

Life and annuity premiums and contract charges (1)	$2,241	$2,238	$2,168

(1)
Contract charges related to the cost of insurance totaled $696 million, $659 million and $637 million in 2012, 2011 and 2010, respectively.

       Total premiums and contract charges increased 0.1% in 2012 compared to 2011 primarily due to higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders and lower reinsurance ceded, and increased traditional life insurance premiums due to lower reinsurance ceded and higher sales through Allstate agencies, partially offset by lower sales of immediate annuities with life contingencies. Sales of immediate annuities with life contingencies fluctuate with changes in our pricing competitiveness relative to other insurers.

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

       Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance, fixed annuities, funding agreements and, prior to December 31, 2011, bank deposits. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals, maturities and contract charges for mortality or administrative expenses. The following table shows the changes in contractholder funds for the years ended December 31.

($ in millions)	2012	2011	2010
Contractholder funds, beginning balance	$42,332	$48,195	$52,582
Deposits
Fixed annuities	928	667	932
Interest-sensitive life insurance	1,347	1,291	1,515
Bank deposits	—	360	991

Total deposits	2,275	2,318	3,438
Interest credited	1,323	1,629	1,794
Benefits, withdrawals, maturities and other adjustments
Benefits	(1,463)	(1,461)	(1,552)
Surrenders and partial withdrawals	(3,990)	(4,935)	(4,201)
Bank withdrawals	—	(1,463)	(1,002)
Maturities of and interest payments on institutional products	(138)	(867)	(1,833)
Contract charges	(1,066)	(1,028)	(983)
Net transfers from separate accounts	11	12	11
Fair value hedge adjustments for institutional products	—	(34)	(196)
Other adjustments (1)	35	(34)	137

Total benefits, withdrawals, maturities and other adjustments	(6,611)	(9,810)	(9,619)

Contractholder funds, ending balance	$39,319	$42,332	$48,195

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

       Contractholder funds decreased 7.1%, 12.2% and 8.3% in 2012, 2011 and 2010, respectively, reflecting our continuing strategy to reduce our concentration in spread-based products. Average contractholder funds decreased 9.8% in 2012 compared to 2011 and 10.2% in 2011 compared to 2010.

       Contractholder deposits decreased 1.9% in 2012 compared to 2011 primarily due to increased fixed annuity deposits driven by new equity-indexed annuity products launched in second quarter 2012 being more than offset by the absence of Allstate Bank deposits in 2012. Contractholder deposits decreased 32.6% in 2011 compared to 2010 primarily due to lower deposits on Allstate Bank products and fixed annuities. In September 2011, Allstate Bank stopped opening new customer accounts and all funds were returned to Allstate Bank account holders prior to December 31, 2011.

       Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 19.1% to $3.99 billion in 2012 from $4.94 billion in 2011. 2011 had elevated surrenders on fixed annuities resulting from crediting rate actions and a large number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge. In 2011, surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 17.5% to $4.94 billion from $4.20 billion in 2010 primarily due to higher surrenders on fixed annuities, partially offset by lower surrenders and partial withdrawals on interest-sensitive life insurance products. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 11.3% in 2012 compared to 12.6% in 2011 and 10.1% in 2010.

       Maturities of and interest payments on institutional products decreased to $138 million in 2012 from $867 million in 2011 and $1.83 billion in 2010, reflecting differences in the timing and magnitude of maturities for these declining obligations.

       Net investment income decreased 2.5% to $2.65 billion in 2012 from $2.72 billion in 2011 primarily due to lower average investment balances and lower yields on fixed income securities, partially offset by income from limited partnerships. Net investment income decreased 4.8% to $2.72 billion in 2011 from $2.85 billion in 2010 primarily due to lower average investment balances which were partially offset by higher yields. The higher yields are primarily attributable to yield optimization actions including the termination of interest rate swaps during the first quarter of 2011.

       Net realized capital gains and losses for the years ended December 31 are presented in the following table.

($ in millions)	2012	2011	2010
Impairment write-downs	$(51)	$(246)	$(501)
Change in intent write-downs	(17)	(51)	(142)

Net other-than-temporary impairment losses recognized in earnings	(68)	(297)	(643)
Sales	20	838	219
Valuation of derivative instruments	(16)	(237)	(94)
Settlements of derivative instruments	51	22	(31)
EMA limited partnership income (1)	—	62	32

Realized capital gains and losses, pre-tax	(13)	388	(517)
Income tax benefit (expense)	5	(138)	180

Realized capital gains and losses, after-tax	$(8)	$250	$(337)

(1)
Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011 and 2010.

       For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

       Analysis of costs and expenses    Total costs and expenses decreased 7.7% or $345 million in 2012 compared to 2011 primarily due to lower interest credited to contractholder funds and amortization of DAC, partially offset by higher life and annuity contract benefits. Total costs and expenses decreased 0.5% or $21 million in 2011 compared to 2010 primarily due to lower interest credited to contractholder funds and life and annuity contract benefits, partially offset by higher amortization of DAC.

       Life and annuity contract benefits increased 3.2% or $57 million in 2012 compared to 2011 primarily due to worse mortality experience on life insurance and the reduction in accident and health insurance reserves at Allstate Benefits in 2011, partially offset by lower sales of immediate annuities with life contingencies and the reduction in reserves for secondary guarantees on interest-sensitive life insurance. Our 2012 annual review of assumptions resulted in a $13 million decrease in the reserves for secondary guarantees on interest-sensitive life insurance due to favorable projected mortality.

       Life and annuity contract benefits decreased 3.0% or $54 million in 2011 compared to 2010 primarily due to reserve reestimations recorded in second quarter 2010 that did not recur in 2011 and a $38 million reduction in accident and health insurance reserves at Allstate Benefits as of December 31, 2011 related to a contract modification, partially offset by unfavorable mortality experience on life insurance. The reserve reestimations in second quarter 2010 utilized more refined policy level information and assumptions. The increase in reserves for certain secondary guarantees on universal life insurance policies resulted in a charge to contract benefits of $68 million. The decrease in reserves for immediate annuities resulted in a credit to contract benefits of $26 million.

       We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies ("benefit spread"). This implied interest totaled $538 million, $541 million and $549 million in 2012, 2011 and 2010, respectively.

       The benefit spread by product group for the years ended December 31 is disclosed in the following table.

($ in millions)	2012	2011	2010
Life insurance	$347	$355	$282
Accident and health insurance	303	329	252
Annuities	(66)	(55)	(25)

Total benefit spread	$584	$629	$509

       Benefit spread decreased 7.2% or $45 million in 2012 compared to 2011 primarily due to worse mortality experience on life insurance and annuities and the reduction in accident and health insurance reserves at Allstate Benefits in 2011, partially offset by lower reinsurance premiums ceded on life insurance, higher cost of insurance contract charges on interest-sensitive life insurance and the reduction in reserves for secondary guarantees on interest-sensitive life insurance.

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

       Interest credited to contractholder funds decreased 20.0% or $329 million in 2012 compared to 2011 primarily due to the valuation change on derivatives embedded in equity-indexed annuity contracts that reduced interest credited expense, lower average contractholder funds and lower interest crediting rates. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $126 million in 2012 compared to an $18 million increase in 2011. During third quarter 2012, we reviewed the significant valuation inputs for these embedded derivatives and reduced the projected option cost to reflect management's current and anticipated crediting rate setting actions, which were informed by the existing and projected low interest rate environment and are consistent with our strategy to reduce exposure to spread-based business. The reduction in projected interest rates to the level currently being credited, approximately 2%, resulted in a reduction of contractholder funds and interest credited expense by $169 million. Amortization of deferred sales inducement costs was $14 million in 2012 compared to $23 million in 2011.

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

       The investment spread by product group for the years ended December 31 is shown in the following table.

($ in millions)	2012	2011	2010
Annuities and institutional products	$292	$188	$179
Life insurance	82	54	35
Accident and health insurance	25	19	18
Allstate Bank products	—	22	31
Net investment income on investments supporting capital	268	265	234

Investment spread before valuation changes on embedded derivatives that are not hedged	667	548	497

Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	126	(18)	—

Total investment spread	$793	$530	$497

       Investment spread before valuation changes on embedded derivatives that are not hedged increased 21.7% or $119 million in 2012 compared to 2011 due to income from limited partnerships and lower crediting rates, partially offset by lower yields on fixed income securities and the continued managed reduction in our spread-based business in force. Investment spread before valuation changes on embedded derivatives that are not hedged increased 10.3% or $51 million in 2011 compared to 2010 as actions to improve investment portfolio yields and lower crediting rates more than offset the effect of the continuing decline in our spread-based business in force. For further analysis on the valuation changes on derivatives embedded in equity-indexed annuity contracts, see the interest credited to contractholder funds section.

       To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Interest-sensitive life insurance	5.2%	5.4%	5.5%	4.0%	4.2%	4.4%	1.2%	1.2%	1.1%
Deferred fixed annuities and institutional products	4.6	4.6	4.4	3.2	3.3	3.2	1.4	1.3	1.2
Immediate fixed annuities with and without life contingencies	6.9	6.3	6.4	6.1	6.2	6.4	0.8	0.1	—
Investments supporting capital, traditional life and other products	4.0	3.9	3.7	n/a	n/a	n/a	n/a	n/a	n/a

       The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	2012	2011	2010
Immediate fixed annuities with life contingencies	$8,889	$8,831	$8,696
Other life contingent contracts and other	6,006	5,575	4,754

Reserve for life-contingent contract benefits	$14,895	$14,406	$13,450

Interest-sensitive life insurance	$11,011	$10,826	$10,675
Deferred fixed annuities	22,066	25,228	29,367
Immediate fixed annuities without life contingencies	3,815	3,821	3,799
Institutional products	1,851	1,891	2,650
Allstate Bank products	—	—	1,091
Other	576	566	613

Contractholder funds	$39,319	$42,332	$48,195

       The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2012 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum. Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, and institutional products totaling $10.72 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	3.17%	3.18%	$10,654
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	2.05	3.93	1,610
Resettable after 12 months	1.56	3.54	5,434
Interest-sensitive life insurance	3.92	4.17	10,904

(1)
These contracts include interest rate guarantee periods which are typically 5 or 6 years.

       Amortization of DAC decreased 18.8% or $93 million in 2012 compared to 2011 and increased 70.3% or $204 million in 2011 compared to 2010. The components of amortization of DAC for the years ended December 31 are summarized in the following table.

($ in millions)	2012	2011	2010
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$310	$331	$270
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	57	156	36
Amortization acceleration (deceleration) for changes in assumptions ("DAC unlocking")	34	7	(16)

Total amortization of DAC	$401	$494	$290

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

       The decrease in DAC amortization in 2012 compared to 2011 was primarily due to decreased amortization relating to realized capital gains and losses and decreased amortization on fixed annuity products due to the DAC balance for contracts issued prior to 2010 being fully amortized, partially offset by increased amortization acceleration for changes in assumptions and increased amortization relating to valuation changes on embedded derivatives that are not hedged. Amortization relating to valuation changes on derivatives embedded in equity-indexed annuity contracts was $25 million in 2012.

       The increase in DAC amortization in 2011 compared to 2010 was primarily due to increased amortization relating to realized capital gains, lower amortization in the second quarter of 2010 resulting from decreased benefit spread on interest-sensitive life insurance due to the reestimation of reserves, and an unfavorable change in amortization acceleration/deceleration for changes in assumptions.

       Our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In 2012, the review resulted in an acceleration of DAC amortization (charge to income) of $34 million. Amortization acceleration of $38 million related to variable life insurance and was primarily due to an increase in projected mortality. Amortization acceleration of $4 million related to fixed annuities and was primarily due to lower projected investment returns. Amortization deceleration of $8 million related to interest-sensitive life insurance and was primarily due to an increase in projected persistency.

       In 2011, the review resulted in an acceleration of DAC amortization of $7 million. Amortization acceleration of $12 million related to interest-sensitive life insurance and was primarily due to an increase in projected expenses. Amortization deceleration of $5 million related to equity-indexed annuities and was primarily due to an increase in projected investment margins.

       In 2010, the review resulted in a deceleration of DAC amortization (credit to income) of $16 million. Amortization deceleration of $37 million related to variable life insurance and was primarily due to appreciation in the underlying separate account valuations. Amortization acceleration of $20 million related to interest-sensitive life insurance and was primarily due to an increase in projected realized capital losses and lower projected renewal premium (which is also expected to reduce persistency), partially offset by lower expenses.

       The changes in DAC for the years ended December 31 are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Beginning balance	$616	$573	$1,698	$1,917	$209	$369	$2,523	$2,859
Acquisition costs deferred	154	133	192	178	25	22	371	333
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions (1)	(99)	(90)	(186)	(186)	(25)	(55)	(310)	(331)
Amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged (1)	—	—	(18)	(21)	(39)	(135)	(57)	(156)
Amortization (acceleration) deceleration for changes in assumptions ("DAC unlocking") (1)	—	—	(30)	(12)	(4)	5	(34)	(7)
Effect of unrealized capital gains and losses (2)	—	—	(127)	(178)	(141)	3	(268)	(175)

Ending balance	$671	$616	$1,529	$1,698	$25	$209	$2,225	$2,523

(1)
Included as a component of amortization of DAC on the Consolidated Statements of Operations.
(2)
Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment balance was $(380) million and $(112) million as of December 31, 2012 and 2011, respectively, and represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

       Operating costs and expenses increased 3.8% or $21 million in 2012 compared to 2011 and decreased 2.3% or $13 million in 2011 compared to 2010. The following table summarizes operating costs and expenses for the years ended December 31.

($ in millions)	2012	2011	2010
Non-deferrable commissions	$103	$111	$109
General and administrative expenses	421	385	396
Taxes and licenses	52	59	63

Total operating costs and expenses	$576	$555	$568

Restructuring and related charges	$—	$1	$(3)

       General and administrative expenses increased 9.4% or $36 million in 2012 compared to 2011 primarily due to higher employee related expenses, lower reinsurance expense allowances and increased marketing costs, partially offset by a charge in 2011 related to the liquidation plan for Executive Life Insurance Company of New York, the elimination of expenses following our exit from the banking business in 2011 and lower pension costs.

       General and administrative expenses decreased 2.8% or $11 million in 2011 compared to 2010 primarily due to lower employee and professional service costs, reduced insurance department assessments for 2011 and lower net Allstate agencies distribution channel expenses reflecting increased fees from sales of third party financial products, partially offset by a charge related to the liquidation plan for Executive Life Insurance Company of New York.

       Gain on disposition of $18 million in 2012 relates to the amortization of the deferred gain from the disposition through reinsurance of substantially all of our variable annuity business in 2006, and the sale of Surety Life Insurance Company, which was not used for new business, in third quarter 2012. Loss on disposition of $7 million in 2011 included $22 million related to the dissolution of Allstate Bank. In 2011, after receiving regulatory approval to dissolve, Allstate Bank ceased operations. We canceled the bank's charter in March 2012 and effective July 1, 2012 The Allstate Corporation is no longer a savings and loan holding company.

       Reinsurance ceded    We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses. In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers. As of December 31, 2012 and 2011, 39% and 42%, respectively, of our face amount of life insurance in force was reinsured. Additionally, we ceded substantially all of the risk associated with our variable annuity business and we cede 100% of the morbidity risk on substantially all of our long-term care contracts.

       Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)		Reinsurance recoverable on paid and unpaid benefits
	Standard & Poor's financial strength rating (4)
		2012	2011
Prudential Insurance Company of America	AA-	$1,691	$1,681
Employers Reassurance Corporation	A+	1,059	960
Transamerica Life Group	AA-	447	454
RGA Reinsurance Company	AA-	361	359
Swiss Re Life and Health America, Inc. (1)	AA-	217	212
Scottish Re Group (2)	N/A	131	134
Munich American Reassurance	AA-	131	127
Paul Revere Life Insurance Company	A	127	132
Mutual of Omaha Insurance	A+	96	96
Security Life of Denver	A-	83	71
Manulife Insurance Company	AA-	62	64
Lincoln National Life Insurance	AA-	60	63
Triton Insurance Company	N/A	55	56
American Health & Life Insurance Co.	N/A	45	48
Other (3)		123	120

Total		$4,688	$4,577

(1)
The Company has extensive reinsurance contracts directly with Swiss Re and its affiliates and indirectly through Swiss Re's acquisition of other companies with whom we had reinsurance or retrocession contracts.
(2)
The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group as of December 31, 2012 comprised $71 million related to Scottish Re Life Corporation and $60 million related to Scottish Re (U.S.), Inc. The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group as of December 31, 2011 comprised $73 million related to Scottish Re Life Corporation and $61 million related to Scottish Re (U.S.), Inc.
(3)
As of December 31, 2012 and 2011, the other category includes $106 million and $103 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor's ("S&P").
(4)
N/A reflects no rating available.

       We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2012.

       We enter into certain intercompany reinsurance transactions for the Allstate Financial operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

INVESTMENTS 2012 HIGHLIGHTS

•
Investments totaled $97.28 billion as of December 31, 2012, an increase of 1.7% from $95.62 billion as of December 31, 2011.
•
Unrealized net capital gains totaled $5.55 billion as of December 31, 2012, increasing from $2.88 billion as of December 31, 2011.
•
Net investment income was $4.01 billion in 2012, an increase of 1.0% from $3.97 billion in 2011.
•
Net realized capital gains were $327 million in 2012 compared to $503 million in 2011.

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

       We employ a strategic asset allocation approach which considers the nature of the liabilities and risk tolerances, as well as the risk and return parameters of the various asset classes in which we invest. This asset allocation is informed by our global economic and market outlook, as well as other inputs and constraints, including diversification effects, duration, liquidity and capital considerations. Within the ranges set by the strategic asset allocation, tactical investment decisions are made in consideration of prevailing market conditions. We manage risks associated with interest rates, credit spreads, equity markets, real estate and currency exchange rates. Our continuing focus is to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects.

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

Investments outlook

       We anticipate that interest rates may remain below historic averages for an extended period of time and that financial markets will continue to have periods of high volatility. Invested assets and income are expected to decline in line with reductions in contractholder funds for the Allstate Financial segment and as we continue to invest and reinvest proceeds at market yields that are below the current portfolio yield. We plan to focus on the following priorities:

  •
  Optimizing return and risk in an uncertain economic climate and volatile investment markets.
  •
  Reducing our exposure to interest rate risk by targeting a shorter maturity profile in the Property-Liability portfolio.
  •
  Shifting the portfolio mix in the next few years to have less reliance on lending to borrowers and a greater proportion of ownership of assets including real estate and other cash-generating assets.
  •
  Managing the alignment of assets with respect to Allstate Financial's changing liability profile.

       Portfolio composition    The composition of the investment portfolios as of December 31, 2012 is presented in the table below.

	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
($ in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$29,681	77.7%	$45,796	80.3%	$1,540	74.6%	$77,017	79.2%
Equity securities (2)	3,671	9.6	366	0.6	—	—	4,037	4.1
Mortgage loans	493	1.3	6,077	10.7	—	—	6,570	6.8
Limited partnership interests (3)	2,991	7.8	1,924	3.4	7	0.3	4,922	5.1
Short-term (4)	912	2.4	907	1.6	517	25.1	2,336	2.4
Other	467	1.2	1,929	3.4	—	—	2,396	2.4

Total	$38,215	100.0%	$56,999	100.0%	$2,064	100.0%	$97,278	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $28.37 billion, $42.05 billion and $1.50 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.
(2)
Equity securities are carried at fair value. Cost basis for these securities was $3.25 billion and $327 million for Property-Liability and Allstate Financial, respectively.
(3)
We have commitments to invest in additional limited partnership interests totaling $1.13 billion and $947 million for Property-Liability and Allstate Financial, respectively.
(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $912 million, $907 million and $517 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.
(5)
Balances reflect the elimination of related party investments between segments.

       Total investments increased to $97.28 billion as of December 31, 2012, from $95.62 billion as of December 31, 2011, primarily due to higher valuations of fixed income securities and positive Property-Liability operating cash flows, partially offset by net reductions in Allstate Financial's contractholder funds. Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period. Risk-free interest rates are typically referenced as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. The increase in valuation of fixed income securities during 2012 was due to tightening credit spreads and decreasing risk-free interest rates.

       The Property-Liability investment portfolio increased to $38.22 billion as of December 31, 2012, from $36.00 billion as of December 31, 2011, primarily due to higher valuations of fixed income securities and positive operating cash flows, partially offset by dividends paid by Allstate Insurance Company ("AIC") to its parent, The Allstate Corporation (the "Corporation").

       The Allstate Financial investment portfolio decreased to $57.00 billion as of December 31, 2012, from $57.37 billion as of December 31, 2011, primarily due to net reductions in contractholder funds of $3.01 billion, partially offset by higher valuations of fixed income securities.

       The Corporate and Other investment portfolio decreased to $2.06 billion as of December 31, 2012, from $2.25 billion as of December 31, 2011, primarily due to offsetting capital transactions.

       During 2012, strategic actions focused on optimizing portfolio yield, return and risk considerations in the low interest rate environment. We increased our investment in intermediate corporate fixed income securities and reduced our investment in long-duration municipal and corporate bonds, shorter duration U.S. government and agencies and asset-backed securities ("ABS"), as well as equity securities. This positioning, coupled with an increase in bank loans, has reduced our exposure to interest rate risk in the Property-Liability investment portfolio. While the dispositions generated net realized capital gains, we expect a decline in investment income prospectively due to the lower yield on the reinvestment of proceeds. We opportunistically reduced our investment in structured securities, including residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS") and ARS, taking advantage of increased valuations and demand. We also increased our limited partnership interests, consistent with our strategy to have a greater proportion of ownership of assets.

       Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of December 31, 2012	Percent to total investments	Fair value as of December 31, 2011	Percent to total investments
U.S. government and agencies	$4,713	4.9%	$6,315	6.6%
Municipal	13,069	13.5	14,241	14.9
Corporate	48,537	49.9	43,581	45.6
Foreign government	2,517	2.6	2,081	2.2
ABS	3,624	3.7	3,966	4.1
RMBS	3,032	3.1	4,121	4.3
CMBS	1,498	1.5	1,784	1.9
Redeemable preferred stock	27	—	24	—

Total fixed income securities	$77,017	79.2%	$76,113	79.6%

       As of December 31, 2012, 91.4% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners ("NAIC"), and/or are internally rated. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

       The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of December 31, 2012.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$4,713	$326	$—	$—	$—	$—
Municipal
Tax exempt	1,343	43	3,852	201	1,929	132
Taxable	278	33	2,789	428	1,091	142
ARS	186	(15)	146	(19)	23	(4)
Corporate
Public	935	70	2,731	187	12,670	1,046
Privately placed	1,185	68	1,343	112	4,035	367
Foreign government	1,047	116	654	34	413	31
ABS
Collateralized debt obligations ("CDO")	153	5	608	3	251	(25)
Consumer and other asset-backed securities ("Consumer and other ABS")	1,182	49	437	9	385	10
RMBS
U.S. government sponsored entities ("U.S. Agency")	1,387	59	—	—	—	—
Prime residential mortgage-backed securities ("Prime")	72	2	41	2	65	1
Alt-A residential mortgage-backed securities ("Alt-A")	4	—	1	—	25	1
Subprime residential mortgage-backed securities ("Subprime")	—	—	24	(1)	18	—
CMBS	802	40	100	3	155	5
Redeemable preferred stock	—	—	—	—	—	—

Total fixed income securities	$13,287	$796	$12,726	$959	$21,060	$1,706

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$—	$—	$—	$—	$4,713	$326
Municipal
Tax exempt	626	30	288	(12)	8,038	394
Taxable	357	(7)	92	(12)	4,607	584
ARS	40	(8)	29	(2)	424	(48)
Corporate
Public	14,506	1,149	3,212	165	34,054	2,617
Privately placed	6,549	395	1,371	35	14,483	977
Foreign government	403	46	—	—	2,517	227
ABS
CDO	195	(28)	121	(26)	1,328	(71)
Consumer and other ABS	264	8	28	(4)	2,296	72
RMBS
U.S. Agency	—	—	—	—	1,387	59
Prime	132	2	432	35	742	42
Alt-A	46	1	441	(3)	517	(1)
Subprime	9	—	335	(67)	386	(68)
CMBS	169	(4)	272	(56)	1,498	(12)
Redeemable preferred stock	26	4	1	—	27	4

Total fixed income securities	$23,322	$1,588	$6,622	$53	$77,017	$5,102

       Municipal bonds, including tax exempt, taxable and ARS securities, totaled $13.07 billion as of December 31, 2012 with an unrealized net capital gain of $930 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

       The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $938 million of pre-refunded bonds, as of December 31, 2012.

	State general obligation	Local general obligation		Fair value	Amortized cost	Average credit rating
($ in millions)			Revenue (1)
State
Texas	$32	$385	$571	$988	$890	Aa
California	88	452	446	986	905	A
Florida	135	134	522	791	744	Aa
New York	27	102	590	719	674	Aa
Pennsylvania	110	89	275	474	458	Aa
Missouri	65	127	260	452	423	A
Michigan	64	96	283	443	410	Aa
Ohio	99	159	170	428	388	Aa
Illinois	—	115	286	401	353	A
Washington	26	50	271	347	322	Aa
All others	1,164	1,461	3,477	6,102	5,707	Aa

Total	$1,810	$3,170	$7,151	$12,131	$11,274	Aa

(1)
The nature of the activities supporting revenue bonds is highly diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

       Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor. We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments. As a result of downgrades in the insurers' credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor. As of December 31, 2012, 99.6% of our insured municipal bond portfolio is rated investment grade.

       ARS totaled $424 million as of December 31, 2012 with an unrealized net capital loss of $48 million. Our holdings primarily have a credit rating of Aaa and Aa. As of December 31, 2012, our ARS backed by student loans portfolio of $394 million was 76% to 100% insured by the U.S. Department of Education. All of our ARS holdings are experiencing failed auctions and we receive the failed auction rate or, for those which contain maximum reset rate formulas, we receive the contractual maximum rate. We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate. Auctions continue to be conducted as scheduled for each of the securities.

       Corporate bonds, including publicly traded and privately placed, totaled $48.54 billion as of December 31, 2012, with an unrealized net capital gain of $3.59 billion. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

       Our $14.48 billion portfolio of privately placed securities is broadly diversified by issuer, industry sector and country. The portfolio is made up of 518 issuers. Privately placed corporate obligations contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after extensive due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.

       Foreign government securities totaled $2.52 billion as of December 31, 2012, with 100% rated investment grade and an unrealized net capital gain of $227 million. Of these securities, 55.0% are in Canadian governmental and provincial securities, 35.4% of which are held by our Canadian companies, 16.2% are backed by the U.S. government and the remaining 28.8% are highly diversified in other foreign governments.

       ABS, RMBS and CMBS are structured securities that are primarily collateralized by residential and commercial real estate loans and other consumer or corporate borrowings. The cash flows from the underlying collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a "class", qualifies for a specific original rating. For example, the "senior" portion or "top" of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving principal repayments on the underlying collateral and retains this priority until the class is paid in full. In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full. Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings. The payment priority and class subordination included in these securities serves as credit enhancement for holders of the senior or top portions of the structures. These securities continue to retain the payment priority features that existed at the origination of the securitization trust. Other forms of credit enhancement may include structural features embedded in the securitization trust, such as overcollateralization, excess spread and bond insurance. The underlying collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages) or may contain features of both fixed and variable rate mortgages.

       ABS, including CDO and Consumer and other ABS, totaled $3.62 billion as of December 31, 2012, with 95.9% rated investment grade and an unrealized net capital gain of $1 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

       CDO totaled $1.33 billion as of December 31, 2012, with 90.9% rated investment grade. CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.14 billion of cash flow collateralized loan obligations ("CLO") with unrealized net capital losses of $22 million. Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans. The underlying collateral is generally actively managed by external managers that monitor the collateral's performance and is well diversified across industries and among issuers. The remaining $188 million of securities consisted of project finance CDO, market value CDO and trust preferred CDO with unrealized net capital losses of $49 million.

       Consumer and other ABS totaled $2.30 billion as of December 31, 2012, with 98.8% rated investment grade. Consumer and other ABS consists of $486 million of consumer auto and $1.81 billion of other ABS with unrealized net capital gains of $9 million and $63 million, respectively.

       RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $3.03 billion as of December 31, 2012, with 60.2% rated investment grade and an unrealized net capital gain of $32 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans. The credit risk associated with the U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies. Prime are collateralized by residential mortgage loans issued to prime borrowers. Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers. Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history. It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower's credit history. The Subprime portfolio consisted of $264 million and $122 million of first lien and second lien securities, respectively. The Subprime portfolio unrealized net capital loss of $68 million as of December 31, 2012 was the result of wider credit spreads than at initial purchase. Wider spreads are largely due to the risk associated with the underlying collateral supporting certain Subprime securities.

       CMBS totaled $1.50 billion as of December 31, 2012, with 81.8% rated investment grade and an unrealized net capital loss of $12 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans. Of the CMBS investments, 91.7% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area. The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

       Equity securities    Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $4.04 billion as of December 31, 2012 compared to $4.36 billion as of December 31, 2011. The unrealized net capital gain totaled $460 million as of December 31, 2012 compared to $160 million as of December 31, 2011.

       Mortgage loans    Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $6.57 billion as of December 31, 2012, compared to $7.14 billion as of December 31, 2011, and primarily comprises loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the consolidated financial statements.

       Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds. The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types. The following table presents information about our limited partnership interests as of December 31, 2012.

($ in millions)	Private equity/debt funds		Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting ("Cost")	$912		$448	$46	$—	$1,406
Equity method of accounting ("EMA")	1,439		1,115	293	669	3,516

Total	$2,351	(1)	$1,563	$339	$669	$4,922

Number of managers	98		45	14	11
Number of individual funds	165		96	38	21
Largest exposure to single fund	$123		$224	$83	$56

(1)
Includes $479 million of infrastructure and real asset funds.

       The following table shows the earnings from our limited partnership interests by fund type and accounting classification for the years ended December 31.

($ in millions)	2012				2011
	Cost	EMA (1)	Total income	Impairment write-downs	Cost	EMA (1)	Total income	Impairment write-downs
Private equity/debt funds	$94	$152	$246	$(2)	$77	$72	$149	$(3)
Real estate funds	17	106	123	(4)	12	86	98	(3)
Hedge funds	—	7	7	(2)	—	12	12	—
Tax credit funds	—	(28)	(28)	—	(1)	(11)	(12)	—

Total	$111	$237	$348	$(8)	$88	$159	$247	$(6)

(1)
Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

       Limited partnership interests produced income, excluding impairment write-downs, of $348 million in 2012 compared to $247 million in 2011. Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements. The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay. Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

       Short-term investments    Our short-term investment portfolio was $2.34 billion and $1.29 billion as of December 31, 2012 and 2011, respectively.

       Other investments    Our other investments as of December 31, 2012 primarily comprise $1.14 billion of policy loans, $682 million of bank loans, $319 million of agent loans and $133 million of certain derivatives. For further detail on our use of derivatives, see Note 7 of the consolidated financial statements.

       Unrealized net capital gains totaled $5.55 billion as of December 31, 2012 compared to $2.88 billion as of December 31, 2011. The increase for fixed income securities was due to tightening credit spreads and decreasing risk-free interest rates. The increase for equity securities was primarily due to positive returns in the equity markets. The following table presents unrealized net capital gains and losses as of December 31.

($ in millions)	2012	2011
U.S. government and agencies	$326	$349
Municipal	930	607
Corporate	3,594	2,364
Foreign government	227	215
ABS	1	(214)
RMBS	32	(411)
CMBS	(12)	(178)
Redeemable preferred stock	4	2

Fixed income securities	5,102	2,734
Equity securities	460	160
EMA limited partnerships	7	2
Derivatives	(22)	(17)

Unrealized net capital gains and losses, pre-tax	$5,547	$2,879

       The unrealized net capital gains for the fixed income portfolio totaled $5.10 billion and comprised $5.63 billion of gross unrealized gains and $530 million of gross unrealized losses as of December 31, 2012. This is compared to unrealized net capital gains for the fixed income portfolio totaling $2.73 billion, comprised of $4.40 billion of gross unrealized gains and $1.67 billion of gross unrealized losses as of December 31, 2011. Unrealized capital gains and losses may decrease or increase as risk-free interest rates increase or decrease in the future.

       Gross unrealized gains and losses on fixed income securities by type and sector as of December 31, 2012 are provided in the table below.

		Gross unrealized
	Amortized cost
($ in millions)		Gains	Losses	Fair value
Corporate:
Banking	$3,707	$195	$(55)	$3,847
Utilities	7,792	879	(17)	8,654
Capital goods	5,281	424	(15)	5,690
Financial services	3,436	257	(10)	3,683
Consumer goods (cyclical and non-cyclical)	9,960	758	(11)	10,707
Transportation	1,960	203	(8)	2,155
Technology	2,355	147	(4)	2,498
Basic industry	2,626	191	(3)	2,814
Energy	3,993	338	(1)	4,330
Communications	2,931	253	(1)	3,183
Other	902	76	(2)	976

Total corporate fixed income portfolio	44,943	3,721	(127)	48,537

U.S. government and agencies	4,387	326	—	4,713
Municipal	12,139	1,038	(108)	13,069
Foreign government	2,290	228	(1)	2,517
ABS	3,623	108	(107)	3,624
RMBS	3,000	142	(110)	3,032
CMBS	1,510	65	(77)	1,498
Redeemable preferred stock	23	4	—	27

Total fixed income securities	$71,915	$5,632	$(530)	$77,017

       The banking, utilities and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2012. In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

       The unrealized net capital gain for the equity portfolio totaled $460 million and comprised $494 million of gross unrealized gains and $34 million of gross unrealized losses as of December 31, 2012. This is compared to an unrealized net capital gain for the equity portfolio totaling $160 million, comprised of $369 million of gross unrealized gains and $209 million of gross unrealized losses as of December 31, 2011.

       Gross unrealized gains and losses on equity securities by sector as of December 31, 2012 are provided in the table below.

		Gross unrealized
($ in millions)	Cost	Gains	Losses	Fair value
Energy	$194	$27	$(7)	$214
Consumer goods (cyclical and non-cyclical)	643	117	(5)	755
Technology	213	44	(5)	252
Basic industry	138	30	(5)	163
Financial services	183	35	(3)	215
Capital goods	160	31	(2)	189
Utilities	76	7	(2)	81
Index-based funds	403	46	(1)	448
Banking	143	27	(1)	169
Communications	110	25	(1)	134
Real estate	102	19	(1)	120
Transportation	42	12	(1)	53
Emerging market fixed income funds	753	55	—	808
Emerging market equity funds	417	19	—	436

Total equity securities	$3,577	$494	$(34)	$4,037

       Within the equity portfolio, the losses were primarily concentrated in the energy, consumer goods, technology and basic industry sectors. The unrealized losses were company and sector specific. As of December 31, 2012, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

       As of December 31, 2012, the total fair value of our direct investments in fixed income and equity securities in the Eurozone (European Union member states using the Euro currency) is $1.48 billion, with net unrealized capital gains of $62 million, comprised of $83 million of gross unrealized gains and $21 million of gross unrealized losses. The following table summarizes our total direct exposure related to the Eurozone and the "GIIPS" group of countries, including Greece, Ireland, Italy, Portugal and Spain. As of December 31, 2012, we do not have any direct exposure to Greece. We have no sovereign debt investments in the Eurozone.

	Financials (1)		Non-financials (2)		Total
($ in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
GIIPS
Fixed income securities	$25	$(7)	$365	$(9)	$390	$(16)
Equity securities	1	—	—	—	1	—

Total	26	(7)	365	(9)	391	(16)

Eurozone non-GIIPS
Fixed income securities	165	(4)	921	(1)	1,086	(5)
Equity securities	2	—	3	—	5	—

Total	167	(4)	924	(1)	1,091	(5)

Total Eurozone	$193	$(11)	$1,289	$(10)	$1,482	$(21)

(1)
Financials primarily includes banking and financial services.
(2)
Non-financials primarily includes energy, capital goods, consumer goods, communication, technology and basic industries.

       Other direct exposure to investments in fixed income and equity securities in European Union ("EU") member states that do not use the Euro currency is $2.29 billion, with net unrealized capital gains of $183 million. Remaining direct exposure to non-EU countries total $885 million, with net unrealized capital gains of $78 million. The large majority of these investments are in multinational public companies with global revenue sources that are well diversified across region and sector, including a higher allocation to energy, capital goods, non-cyclical consumer goods and communications sectors. We also have additional indirect and diversified exposures through investments in multinational equity funds and limited partnership interests that invest in Europe. We estimate these indirect exposures do not exceed 1% of total investments.

       Net investment income    The following table presents net investment income for the years ended December 31.

($ in millions)	2012	2011	2010
Fixed income securities	$3,234	$3,484	$3,737
Equity securities	127	122	90
Mortgage loans	374	359	385
Limited partnership interests (1)	348	88	40
Short-term investments	6	6	8
Other	132	95	19

Investment income, before expense	4,221	4,154	4,279
Investment expense	(211)	(183)	(177)

Net investment income	$4,010	$3,971	$4,102

(1)
Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011 and 2010.

       Net investment income increased 1.0% or $39 million in 2012 compared to 2011, after decreasing 3.2% or $131 million in 2011 compared to 2010. The 2012 increase was primarily due to income from limited partnerships, partially offset by lower average investment balances and lower fixed income yields. The 2011 decline was primarily due to lower average investment balances, partially offset by higher yields.

       Realized capital gains and losses    The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2012	2011	2010
Impairment write-downs	$(185)	$(496)	$(797)
Change in intent write-downs	(48)	(100)	(204)

Net other-than-temporary impairment losses recognized in earnings	(233)	(596)	(1,001)
Sales	536	1,336	686
Valuation of derivative instruments	(11)	(291)	(427)
Settlements of derivative instruments	35	(105)	(174)
EMA limited partnership income (1)	—	159	89

Realized capital gains and losses, pre-tax	327	503	(827)
Income tax (expense) benefit	(111)	(179)	290

Realized capital gains and losses, after-tax	$216	$324	$(537)

(1)
Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011 and 2010.

       Impairment write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2012	2011	2010
Fixed income securities	$(108)	$(302)	$(626)
Equity securities	(63)	(131)	(57)
Mortgage loans	5	(37)	(65)
Limited partnership interests	(8)	(6)	(46)
Other investments	(11)	(20)	(3)

Impairment write-downs	$(185)	$(496)	$(797)

       Impairment write-downs on fixed income securities in 2012 were primarily driven by RMBS and CMBS that experienced deterioration in expected cash flows and municipal and corporate fixed income securities impacted by issuer specific circumstances. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends.

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

       Change in intent write-downs were $48 million, $100 million and $204 million in 2012, 2011 and 2010, respectively. The change in intent write-downs in 2012 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily RMBS and equity securities. The change in intent write-downs in 2011 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily lower yielding, floating rate RMBS and municipal bonds, and equity securities.

       Sales generated $536 million, $1.34 billion and $686 million of net realized gains in 2012, 2011 and 2010, respectively. The sales in 2012 primarily related to corporate, municipal and U.S. government and agencies fixed income securities and equity securities in connection with portfolio repositioning. The sales in 2011 were primarily due to $1.11 billion of net gains on sales of corporate, foreign government, U.S. government, ABS, U.S. Agency and municipal fixed income securities and $202 million of net gains on sales of equity securities.

       Valuation and settlements of derivative instruments net realized capital gains totaling $24 million in 2012 included $11 million of losses on the valuation of derivative instruments and $35 million of gains on the settlements of derivative instruments. The net realized capital gains on derivative instruments in 2012 primarily included gains on credit default swaps due to the tightening of credit spreads on the underlying credit names. In 2011, net realized capital losses on the valuation and settlements of derivative instruments totaled $396 million, including $291 million of losses on the valuation of derivative instruments and $105 million of losses on the settlements of derivative instruments. The net realized capital losses on derivative instruments in 2011 primarily included losses on interest rate risk management due to decreases in interest rates. As a component of our approach to managing interest rate risk, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio. This approach mitigates the impacts of general interest rate changes to our overall financial condition.

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

       The active management of market risk is integral to our results of operations. We may use the following approaches to manage exposure to market risk within defined tolerance ranges: 1) rebalancing existing asset or liability portfolios, 2) changing the type of investments purchased in the future and 3) using derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. For a more detailed discussion of our use of derivative financial instruments, see Note 7 of the consolidated financial statements.

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

       We use quantitative and qualitative market-based approaches to measure, monitor and manage market risk. We evaluate our exposure to market risk through the use of multiple measures including but not limited to duration, value-at-risk, scenario analysis and sensitivity analysis. Duration measures the price sensitivity of assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by 5%. Value-at-risk is a statistical estimate of the probability that the change in fair value of a portfolio will exceed a certain amount over a given time horizon. Scenario analysis estimates the potential changes in the fair value of a portfolio that could occur under different hypothetical market conditions defined by changes to multiple market risk factors: interest rates, credit spreads, equity prices or currency exchange rates. Sensitivity analysis estimates the potential changes in the fair value of a portfolio that could occur under different hypothetical shocks to a market risk factor. In general, we establish investment portfolio asset allocation and market risk limits for the Property-Liability and Allstate Financial businesses based upon a combination of duration, value-at-risk, scenario analysis and sensitivity analysis. The asset allocation limits place restrictions on the total funds that may be invested within an asset class. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies. For Allstate Financial, this day-to-day management is integrated with and informed by the activities of the ALM organization. This integration is intended to result in a prudent, methodical and effective adjudication of market risk and return, conditioned by the unique demands and dynamics of Allstate Financial's product liabilities and supported by the continuous application of advanced risk technology and analytics.

       Although we apply a similar overall philosophy to market risk, the underlying business frameworks and the accounting and regulatory environments differ considerably between the Property-Liability and Allstate Financial businesses affecting investment decisions and risk parameters.

       Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest bearing assets and liabilities. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields.

       We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. The difference in the duration of our assets relative to our liabilities is our duration gap. To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments, and certain other items including unearned premiums, property-liability insurance claims and claims expense reserves, annuity liabilities and other interest-sensitive liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. The preceding assumptions relate primarily to mortgage-backed securities, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities. Additionally, the calculations include assumptions regarding the renewal of property-liability policies.

       As of December 31, 2012, the difference between our asset and liability duration was a (0.23) gap, compared to a 0.14 gap as of December 31, 2011. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets, while a positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities. The Property-Liability segment generally maintains a positive duration gap between its assets and liabilities due to the relatively short duration of auto and homeowners claims, which are its primary liabilities. The Allstate Financial segment may have a positive or negative duration gap, as the duration of its assets and liabilities vary with its product mix and investing activity. As of December 31, 2012, Property-Liability had a positive duration gap while Allstate Financial had a negative duration gap.

       In the management of investments supporting the Property-Liability business, we adhere to an objective of emphasizing safety of principal and consistency of income within a total return framework. This approach is designed to ensure our financial strength and stability for paying claims, while maximizing economic value and surplus growth.

       For the Allstate Financial business, we seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable returns across a wide variety of interest rate and economic scenarios. To achieve this objective and limit interest rate risk for Allstate Financial, we adhere to a philosophy of managing the duration of assets and related liabilities within predetermined tolerance levels. This philosophy is executed using duration targets for fixed income investments in addition to interest rate swaps, futures, forwards, caps, floors and swaptions to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

       Based upon the information and assumptions used in the duration calculation, and interest rates in effect as of December 31, 2012, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would increase the net fair value of the assets and liabilities by $211 million, compared to a decrease of $127 million as of December 31, 2011, reflecting year to year changes in duration. Reflected in the duration calculation are the effects of a program that uses swaps, eurodollar futures, options on Treasury futures and interest rate swaptions to manage interest rate risk. In calculating the impact of a 100 basis point increase on the value of the derivatives, we have assumed interest rate volatility remains constant. Based on the swaps, eurodollar futures, options on Treasury futures and interest rate swaptions in place as of December 31, 2012, we would recognize realized capital losses totaling $2 million in the event of a 100 basis point immediate, parallel interest rate increase and $2 million in realized capital gains in the event of a 100 basis point immediate, parallel interest rate decrease on these derivatives. The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. The above estimate excludes the traditional and interest-sensitive life insurance products that are not considered financial instruments and the $12.04 billion of assets supporting them and the associated liabilities. The $12.04 billion of assets excluded from the calculation has increased from $10.49 billion as of December 31, 2011, due to an increase in interest-sensitive life contractholder funds and improved fixed income valuations as a result of declining risk-free interest rates and tightening of credit spreads in certain sectors. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $737 million, compared to a decrease of $660 million as of December 31, 2011.

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

       Spread duration is calculated similarly to interest rate duration. As of December 31, 2012, the spread duration of Property-Liability assets was 4.04, compared to 4.77 as of December 31, 2011, and the spread duration of Allstate Financial assets was 5.85, compared to 5.58 as of December 31, 2011. Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect as of December 31, 2012, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings ("spread shock") would decrease the net fair value of the assets by $4.04 billion, compared to $4.10 billion as of December 31, 2011. Reflected in the duration calculation are the effects of our tactical actions that use credit default swaps to manage spread risk. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

       Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. As of December 31, 2012, we held $3.99 billion in common stocks and exchange traded and mutual funds and $4.97 billion in other securities with equity risk (including primarily limited partnership interests, non-redeemable preferred securities and equity-linked notes), compared to $4.26 billion and $4.82 billion, respectively, as of

December 31, 2011. 90.8% and 60.2% of these totals, respectively, represented assets of the Property-Liability operations as of December 31, 2012, compared to 95.7% and 63.3%, respectively, as of December 31, 2011.

       As of December 31, 2012, our portfolio of common stocks and other securities with equity risk had a cash market portfolio beta of 0.86, compared to a beta of 0.72 as of December 31, 2011. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to an index such as the Standard & Poor's 500 Composite Price Index ("S&P 500"). Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 8.6%, respectively. Based upon the information and assumptions we used to calculate beta as of December 31, 2012, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by $766 million, compared to $652 million as of December 31, 2011, and an immediate increase in the S&P 500 of 10% would increase the net fair value by $766 million compared to $654 million as of December 31, 2011. The selection of a 10% immediate decrease or increase in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

       As of December 31, 2012 and 2011, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $6.61 billion and $6.98 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2012 and 2011 were $71 million and $76 million, respectively. Separate account liabilities related to variable life contracts were $767 million and $716 million in December 31, 2012 and 2011, respectively.

       As of December 31, 2012 and 2011 we had $3.63 billion and $3.87 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits.

       Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including real estate funds and private equity funds, and our Canadian and Northern Ireland operations. We also have investments in certain fixed income securities and emerging market fixed income funds that are denominated in foreign currencies; however, derivatives are used to hedge approximately 28% of this foreign currency risk.

       As of December 31, 2012, we had $1.11 billion in foreign currency denominated equity investments, $858 million net investment in our foreign subsidiaries, and $548 million in unhedged non-dollar pay fixed income securities. These amounts were $1.24 billion, $786 million, and $363 million, respectively, as of December 31, 2011. 78.9% of the foreign currency exposure is in the Property-Liability business.

       Based upon the information and assumptions used as of December 31, 2012, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $264 million, compared with an estimated $225 million decrease as of December 31, 2011. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

PENSION PLANS

       We have defined benefit pension plans, which cover most full-time, certain part-time employees and employee-agents. See Note 17 of the consolidated financial statements for a complete discussion of these plans and their effect on the consolidated financial statements. The pension and other postretirement plans may be amended or terminated at any time. Any revisions could result in significant changes to our obligations and our obligation to fund the plans.

       We report unrecognized pension and other postretirement benefit cost in the Consolidated Statements of Financial Position as a component of accumulated other comprehensive income in shareholders' equity. It represents the after-tax differences between the fair value of plan assets and the projected benefit obligation ("PBO") for pension plans and the accumulated postretirement benefit obligation for other postretirement plans that have not yet been recognized as a component of net periodic cost. The measurement of the unrecognized pension and other postretirement benefit cost can vary based upon the fluctuations in the fair value of plan assets and the actuarial assumptions used for the plans as discussed below. The unrecognized pension and other postretirement benefit cost as of December 31, 2012 was $1.73 billion, an increase of $302 million from $1.43 billion as of December 31, 2011. The increase was the result of updated actuarial assumptions primarily the discount rates. As of December 31, 2012, $1.88 billion related to pension benefits and $(150) million related to other postretirement benefits.

       The components of net periodic pension cost for all pension plans for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Service cost	$152	$151	$150
Interest cost	298	322	320
Expected return on plan assets	(393)	(367)	(331)
Amortization of:
Prior service credit	(2)	(2)	(2)
Net actuarial loss	178	154	160
Settlement loss	33	46	48

Net periodic cost	$266	$304	$345

       The service cost component is the actuarial present value of the benefits attributed by the plans benefit formula to services rendered by the employees during the period. Interest cost is the increase in the PBO in the period due to the passage of time at the discount rate. Interest cost fluctuates as the discount rate changes and is also impacted by the related change in the size of the PBO. The change in the PBO due to the change in the discount rate is deferred as a component of net actuarial loss. It is recorded in accumulated other comprehensive income as unrecognized pension benefit cost and may be amortized.

       The expected return on plan assets is determined as the product of the expected long-term rate of return on plan assets and the adjusted fair value of plan assets, referred to as the market-related value of plan assets. To determine the market-related value, the fair value of plan assets is adjusted annually so that differences between changes in the fair value of equity securities and hedge fund limited partnerships and the expected long-term rate of return on these securities are recognized into the market-related value of plan assets over a five year period. We believe this is consistent with the long-term nature of pension obligations.

       The difference between the actual return on plan assets and the expected return on plan assets is deferred as a component of net actuarial loss. It is recorded in accumulated other comprehensive income as unrecognized pension benefit cost and may be amortized. The market-related value adjustment represents the current difference between actual returns and expected returns on equity securities and hedge fund limited partnerships recognized over a five year period. The market-related value adjustment is a deferred net gain of $460 million as of December 31, 2012. The expected return on plan assets fluctuates when the market-related value of plan assets changes and when the expected long-term rate of return on plan assets assumption changes.

       Amortization of net actuarial loss in pension cost is recorded when the net actuarial loss including the unamortized market-related value adjustment exceeds 10% of the greater of the PBO or the market-related value of plan assets. The amount of amortization is equal to the excess divided by the average remaining service period for active employees for each plan, which approximates 9 years for Allstate's largest plan. As a result, the effect of changes in the PBO due to changes in the discount rate and changes in the fair value of plan assets may be experienced in our net periodic pension cost in periods subsequent to those in which the fluctuations actually occur.

       Net actuarial loss fluctuates as the discount rate fluctuates, as the actual return on plan assets differ from the expected long-term rate of return on plans assets, and as actual plan experience differs from other actuarial assumptions. Net actuarial loss related to changes in the discount rate will change when interest rates change and from amortization of net actuarial loss when there is an excess sufficient to qualify for amortization. Net actuarial loss related to changes in the fair value of plan assets will change when plan assets change in fair value and when there is an excess sufficient to qualify for amortization. Other net actuarial loss will change over time due to changes in other valuation assumptions and the plan participants or when there is an excess sufficient to qualify for amortization.

       The change in the discount rate increased the net actuarial loss by $806 million, $407 million, and $166 million in 2012, 2011 and 2010, respectively. The difference between actual and expected returns on plan assets (decreased) increased the net actuarial loss by $(201) million, $100 million, and $(164) million in 2012, 2011 and 2010, respectively.

       Net periodic pension cost in 2013 is estimated to be $333 million based on current assumptions, including settlement charges. This represents an increase compared to $266 million in 2012 due to an increase in the amortization expense for prior years net actuarial losses (gain) which increased due to a lower discount rate used to value the pension plans. Net periodic pension cost decreased in 2012 compared to $304 million in 2011 primarily due to an increase in the expected return on plan assets, a lower discount rate used to value the pension plans and a decrease in settlement charges partially offset by increased amortization of net actuarial loss (gain). Net periodic pension cost decreased in 2011 compared to $345 million in 2010 primarily due to an increase in the expected return on plan assets. In 2012, 2011 and 2010, net pension cost included non-cash settlement charges primarily resulting from lump sum distributions made to agents. Settlement charges also occurred during 2012, 2011 and 2010 related to the Supplemental Retirement Income Plan as a result of lump sum payments made from the plan. Settlement charges are likely to continue for some period in the future as we settle our remaining agent pension obligations by making lump sum distributions to agents.

       Since December 31, 2007, unrecognized pension benefit cost, pre-tax, has increased approximately $2 billion, approximately one third of which arose from asset returns differing from expected returns and approximately two thirds of which is related to changes in the discount rates which have been declining over this period. As of December 31, 2012, the discount rate had declined over the last five years from 6.5% to 4.0%, due to the decline in the weighted average yields of the investments that qualify for consideration to establish the assumption for the discount rate. Also, plan assets sustained net losses in 2008 primarily due to declines in equity and credit markets.

       These changes in discount rates and prior year asset losses, combined with all other unrecognized actuarial gains and losses, resulted in a net actuarial loss of $2.89 billion and amortization of net actuarial loss (and additional net periodic pension cost) of $178 million in 2012 and $153 million in 2011. We anticipate that the net actuarial loss for our pension plans will exceed 10% of the greater of the PBO or the market-related value of assets in 2013 and into the foreseeable future, resulting in additional amortization and net periodic pension cost. The net actuarial loss will be amortized over the remaining service life of active employees (approximately 9 years) or will reverse with increases in the discount rate or better than expected returns on plan assets.

       Amounts recorded for net periodic pension cost and accumulated other comprehensive income are significantly affected by changes in the assumptions used to determine the discount rate and the expected long-term rate of return on plan assets. The discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from non-callable bonds and bonds with a make-whole provision available in the Bloomberg corporate bond universe having ratings of at least "AA" by S&P or at least "Aa" by Moody's on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the credit spreads, yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost and accumulated other comprehensive income.

       Holding other assumptions constant, a hypothetical decrease of 100 basis points in the discount rate would result in an increase of $51 million in net periodic pension cost and a $503 million increase in the unrecognized pension cost liability recorded as accumulated other comprehensive income as of December 31, 2012, compared to an increase of $52 million in net periodic pension cost and a $427 million increase in the unrecognized pension cost liability as of December 31, 2011. A hypothetical increase of 100 basis points in the discount rate would decrease net periodic pension cost by $45 million and would decrease the unrecognized pension cost liability recorded as accumulated other comprehensive income by $421 million as of December 31, 2012, compared to a decrease in net periodic pension cost of $46 million and a $360 million decrease in the unrecognized pension cost liability recorded as accumulated other comprehensive income as of December 31, 2011. This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses.

       The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. While this rate reflects long-term assumptions and is consistent with long-term historical returns, sustained changes in the market or changes in the mix of plan assets may lead to revisions in the assumed long-term rate of return on plan assets that may result in variability of pension cost. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are a component of net actuarial loss and are recorded in accumulated other comprehensive income.

       Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $51 million in pension cost as of December 31, 2012, compared to $47 million as of December 31, 2011. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $51 million as of December 31, 2012, compared to $47 million as of December 31, 2011.

       We target funding levels that do not restrict the payment of plan benefits in our domestic plans and were within our targeted range as of December 31, 2012. In 2012, we contributed $439 million to our pension plans. We expect to contribute $578 million for the 2013 fiscal year to maintain the plans' funded status. This estimate could change significantly following either an improvement or decline in investment markets.

GOODWILL

       Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $822 million and $418 million as of December 31, 2012 for the Allstate Protection segment and the Allstate Financial segment, respectively. Our reporting units are equivalent to our reporting segments, Allstate Protection and Allstate Financial. Goodwill is allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination.

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

       To estimate the fair value of our reporting units for our annual impairment test, we initially utilize a stock price and market capitalization analysis and apportion the value between our reporting units using peer company price to book multiples. If the stock price and market capitalization analysis does not result in the fair value of the reporting unit exceeding its carrying value, we may also utilize a peer company price to earnings multiples analysis and/or a discounted cash flow analysis to supplement the stock price and market capitalization analysis. If a combination of valuation techniques are utilized, the analyses would be weighted based on management's judgment of their relevance given current facts and circumstances.

       The stock price and market capitalization analysis takes into consideration the quoted market price of our outstanding common stock and includes a control premium, derived from historical insurance industry acquisition activity, in determining the estimated fair value of the consolidated entity before allocating that fair value to individual reporting units. The total market capitalization of the consolidated entity is allocated to the individual reporting units using book value multiples derived from peer company data for the respective reporting units. The peer company price to earnings multiples analysis takes into consideration the price earnings multiples of peer companies for each reporting unit and estimated income from our strategic plan. The discounted cash flow analysis utilizes long term assumptions for revenue growth, capital growth, earnings projections including those used in our strategic plan, and an appropriate discount rate. We apply significant judgment when determining the fair value of our reporting units and when assessing the relationship of market capitalization to the estimated fair value of our reporting units. The valuation analyses described above are subject to critical judgments and assumptions and may be potentially sensitive to variability. Estimates of fair value are inherently uncertain and represent management's reasonable expectation regarding future developments. These estimates and the judgments and assumptions utilized may differ from future actual results. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which may be material to our results of operations but not our financial position.

       During fourth quarter 2012, we completed our annual goodwill impairment test using information as of September 30, 2012. The stock price and market capitalization analysis resulted in the fair value of our reporting units exceeding their respective carrying values. While the fair value of the reporting units exceeded their respective carrying values, the results indicated that the amount of excess fair value was disproportionately greater for the Allstate

Protection reporting unit and relatively less for the Allstate Financial reporting unit. The results of this analysis are consistent with both the relative operating performance of the individual reporting units as well as their respective industry sector's performance. Specifically, spread-based products, which are a material component of the Allstate Financial reporting unit, are experiencing the continued impacts of the historically low interest rate environment which has depressed operating margins. In contrast, underwriting results from the Allstate Protection business have benefitted by the general presence of stable to higher premium rates and stable loss costs.

       Goodwill impairment evaluations indicated no impairment as of December 31, 2012 and no reporting unit was at risk of having its carrying value including goodwill exceed its fair value.

CAPITAL RESOURCES AND LIQUIDITY 2012 HIGHLIGHTS

•
Shareholders' equity as of December 31, 2012 was $20.58 billion, an increase of 12.5% from $18.30 billion as of December 31, 2011.
•
On January 3, 2012, April 2, 2012, July 2, 2012, October 1, 2012 and December 31, 2012, we paid shareholder dividends of $0.21, $0.22, $0.22, $0.22 and $0.22, respectively. On February 6, 2013, we declared a quarterly shareholder dividend of $0.25 payable on April 1, 2013.
•
In November 2012, we completed a $1.00 billion share repurchase program that commenced in November 2011. In December 2012, we commenced a new $1.00 billion share repurchase program that is expected to be completed by December 31, 2013, and as of December 31, 2012, had $984 million remaining. In February 2013, an additional $1 billion share repurchase program was authorized and is expected to be completed by March 31, 2014. Our repurchase programs may utilize an accelerated repurchase program. During 2012, we repurchased 26.7 million common shares for $910 million.

CAPITAL RESOURCES AND LIQUIDITY

       Capital resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources as of December 31.

($ in millions)	2012	2011	2010
Common stock, retained income and other shareholders' equity items	$19,405	$18,269	$18,789
Accumulated other comprehensive income (loss)	1,175	29	(172)

Total shareholders' equity	20,580	18,298	18,617
Debt	6,057	5,908	5,908

Total capital resources	$26,637	$24,206	$24,525

Ratio of debt to shareholders' equity	29.4%	32.3%	31.7%
Ratio of debt to capital resources	22.7%	24.4%	24.1%

       Shareholders' equity increased in 2012, primarily due to net income and increased unrealized net capital gains on investments, partially offset by share repurchases and dividends paid to shareholders. Shareholders' equity decreased in 2011, primarily due to share repurchases and dividends paid to shareholders, partially offset by net income and increased unrealized net capital gains on investments.

       Debt    The debt balance increased in 2012 due to increases in long-term debt. On January 11, 2012, we issued $500 million of 5.20% Senior Notes due 2042, utilizing the registration statement filed with the Securities and Exchange Commission on May 8, 2009. The proceeds of this issuance were used for general corporate purposes, including the repayment of $350 million of 6.125% Senior Notes on February 15, 2012.

       On January 10, 2013, we issued $500 million of 5.10% Fixed-to-Floating Rate Subordinated Debentures due 2053, utilizing the registration statement filed with the Securities and Exchange Commission on April 30, 2012. The proceeds of this issuance will be used for general corporate purposes, including the repurchase of our common stock through open market purchases from time to time or through an accelerated repurchase program. The next debt maturity is on June 15, 2013 when $250 million of 7.50% Debentures are due, which is expected to be refinanced or repaid from available capital. For further information on outstanding debt, see Note 12 of the consolidated financial statements. As of December 31, 2012 and 2011, there were no outstanding commercial paper borrowings.

       Share repurchases    In November 2012, we completed our $1.00 billion share repurchase program that commenced in November 2011. In December 2012, we commenced a new $1.00 billion share repurchase program that is expected to be completed by December 31, 2013, and as of December 31, 2012, had $984 million remaining. This program is expected to be funded by issuing a like amount of subordinated debentures (half of which were issued in January 2013). In February 2013, an additional $1 billion share repurchase program was authorized and is expected to be completed by March 31, 2014. Our repurchase programs may utilize an accelerated repurchase program. During 2012, we repurchased 26.7 million common shares for $910 million.

       Since 1995, we have acquired 523 million shares of our common stock at a cost of $21.13 billion, primarily as part of various stock repurchase programs. We have reissued 104 million shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities. Since 1995, total shares outstanding has decreased by 417 million shares or 46.5%, primarily due to our repurchase programs.

       Financial ratings and strength    The following table summarizes our senior long-term debt, commercial paper and insurance financial strength ratings as of December 31, 2012.

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

       On January 31, 2013, A.M. Best affirmed The Allstate Corporation's debt and commercial paper ratings of a- and AMB-1, respectively, and our insurance entities financial strength ratings of A+ for AIC and Allstate Life Insurance Company ("ALIC"). The outlook for AIC and ALIC remained stable. In April 2012, S&P affirmed The Allstate Corporation's debt and commercial paper ratings of A- and A-2, respectively, AIC's financial strength ratings of AA- and ALIC's financial strength rating of A+. The outlook for all S&P ratings remained negative. There were no changes to our debt, commercial paper and insurance financial strength ratings from Moody's during 2012. The outlook for all of our Moody's ratings is negative. In the future, if our financial position is less than rating agency expectations including those related to capitalization at the parent company, AIC or ALIC, we could be exposed to a downgrade in our ratings of one notch or more which we do not view as being material to our business model or strategies.

       We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. In February 2013, A.M. Best affirmed the Allstate New Jersey Insurance Company, which writes auto and homeowners insurance, rating of A-. The outlook for this rating is stable. Allstate New Jersey Insurance Company also has a Financial Stability Rating® of A" from Demotech, which was affirmed on November 28, 2012. On September 19, 2012, A.M. Best affirmed the Castle Key Insurance Company, which underwrites personal lines property insurance in Florida, rating of B-. The outlook for the rating is negative. Castle Key Insurance Company also has a Financial Stability Rating® of A' from Demotech, which was affirmed on November 28, 2012.

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

       Allstate's domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2012, total statutory surplus is $17.28 billion compared to $15.59 billion as of December 31, 2011. Property-Liability surplus was $13.74 billion as of December 31, 2012, compared to $11.99 billion as of December 31, 2011. Allstate Financial surplus was $3.54 billion as of December 31, 2012, compared to $3.60 billion as of December 31, 2011.

       The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company's premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies, and for homeowners and related coverages that have significant net exposure to natural catastrophes a ratio of 1 to 1 is considered appropriate. AIC's premium to surplus ratio was 1.6x as of both December 31, 2012 and 2011.

       State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property-liability companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. As of December 31, 2012, the statutory capital and surplus for each of our domestic insurance companies exceeds its company action level RBC.

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

       Liquidity sources and uses    Our potential sources of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Receipt of insurance premiums	X	X
Contractholder fund deposits		X
Reinsurance recoveries	X	X
Receipts of principal, interest and dividends on investments	X	X	X
Sales of investments	X	X	X
Funds from securities lending, commercial paper and line of credit agreements	X	X	X
Intercompany loans	X	X	X
Capital contributions from parent	X	X
Dividends from subsidiaries	X		X
Tax refunds/settlements	X	X	X
Funds from periodic issuance of additional securities			X
Receipt of intercompany settlements related to employee benefit plans			X

       Our potential uses of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Payment of claims and related expenses	X
Payment of contract benefits, maturities, surrenders and withdrawals		X
Reinsurance cessions and payments	X	X
Operating costs and expenses	X	X	X
Purchase of investments	X	X	X
Repayment of securities lending, commercial paper and line of credit agreements	X	X	X
Payment or repayment of intercompany loans	X	X	X
Capital contributions to subsidiaries	X		X
Dividends to shareholders/parent company	X	X	X
Tax payments/settlements	X	X
Share repurchases			X
Debt service expenses and repayment	X	X	X
Payments related to employee and agent benefit plans	X	X	X

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

       Parent company capital capacity    At the parent holding company level, we have deployable invested assets totaling $2.06 billion as of December 31, 2012. These assets include investments that are generally saleable within one quarter totaling $1.48 billion. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. In 2013, AIC will have the capacity to pay dividends currently estimated at $1.95 billion without prior regulatory approval. In addition, we have access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility. These provide funds for the parent company's relatively low fixed charges and other corporate purposes.

       In 2012, AIC paid dividends totaling $1.51 billion. These dividends comprised $1.06 billion in cash paid to its parent, Allstate Insurance Holdings, LLC ("AIH"), of which $1.04 billion were paid by AIH to its parent, the Corporation, and the transfer of ownership (valued at $450 million) to AIH of three insurance companies that were formerly subsidiaries of AIC (Allstate Indemnity Company, Allstate Fire and Casualty Insurance Company and Allstate Property and Casualty Insurance Company). In 2011, dividends totaling $838 million were paid by AIC to the Corporation. In 2010, dividends totaling $1.30 billion were paid by AIC to the Corporation. There were no capital contributions paid by the Corporation to AIC in 2012, 2011 or 2010. There were no capital contributions by AIC to ALIC in 2012, 2011 or 2010. In 2012, Allstate Financial paid $357 million of dividends and repayments of surplus notes to the Corporation and other affiliates.

       The Corporation has access to additional borrowing to support liquidity as follows:

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2012, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.
•
Our credit facility is available for short-term liquidity requirements and backs our commercial paper facility. The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in April 2017. The facility is fully subscribed among 12 lenders with the largest commitment being $115 million. We have the option to extend the expiration by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders. The commitments of the lenders are several and no lender is responsible for any other lender's commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 19.8% as of December 31, 2012. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2012. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•
A universal shelf registration statement was filed with the Securities and Exchange Commission on April 30, 2012. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 421 million shares of treasury stock as of December 31, 2012), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

       Liquidity exposure    Contractholder funds were $39.32 billion as of December 31, 2012. The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2012.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,012	15.3%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	13,170	33.5
Market value adjustments (2)	5,382	13.7
Subject to discretionary withdrawal without adjustments (3)	14,755	37.5

Total contractholder funds (4)	$39,319	100.0%

(1)
Includes $6.81 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)
$4.45 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.
(3)
76% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)
Includes $1.12 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

       While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise. Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. Surrenders and partial withdrawals for our retail annuities decreased 20.1% in 2012 compared to 2011. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 11.3% and 12.6% in 2012 and 2011, respectively. Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

       Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes. As of December 31, 2012, total institutional products outstanding were $1.84 billion, with scheduled maturities of $1.75 billion in April of 2013 and $85 million in 2016.

       Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

       Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in our senior long-term debt rating of A3, A- and a- (from Moody's, S&P and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa3, AA- and A+ (from Moody's, S&P and A.M. Best, respectively) to below Baa2/BBB/A-, or a downgrade in ALIC's financial strength ratings from A1, A+ and A+ (from Moody's, S&P and A.M. Best, respectively) to below A3/A-/A-. The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.

       The following table summarizes consolidated cash flow activities by segment.

($ in millions)	Property-Liability (1)			Allstate Financial (1)			Corporate and Other (1)			Consolidated
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net cash provided by (used in):
Operating activities	$2,023	$789	$1,373	$1,165	$1,295	$2,407	$(134)	$(155)	$(91)	$3,054	$1,929	$3,689
Investing activities	(1,081)	244	(44)	2,497	5,284	3,096	165	633	(720)	1,581	6,161	2,332
Financing activities	(18)	(4)	(8)	(3,363)	(6,504)	(5,510)	(1,224)	(1,368)	(553)	(4,605)	(7,876)	(6,071)

Net increase (decrease) in consolidated cash										$30	$214	$(50)

(1)
Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

       Property-Liability    Higher cash provided by operating activities in 2012 compared to 2011 was primarily due to lower claim payments. Lower cash provided by operating activities in 2011 compared to 2010 was primarily due to higher claim payments, partially offset by lower income tax payments.

       Cash used in investing activities in 2012 compared to cash provided by investing activities in 2011 was primarily due to 2012 operating cash flows being invested. There were lower sales of fixed income and equity securities and lower purchases of fixed income and equity securities. Cash provided by investing activities in 2011 compared to cash used in investing activities in 2010 was primarily due to higher net sales of fixed income and equity securities, partially offset by higher net purchases of fixed income and equity securities.

       Allstate Financial    Lower cash provided by operating cash flows in 2012 compared to 2011 was primarily due to higher contract benefits paid. Lower cash provided by operating cash flows in 2011 was primarily due to income tax payments in 2011 compared to income tax refunds in 2010.

       Lower cash provided by investing activities in 2012 compared to 2011 was primarily due to lower financing needs as reflected in lower sales of fixed income securities, partially offset by decreased purchases of fixed income securities. Higher cash provided by investing activities in 2011 compared to 2010 was impacted by lower net purchases of fixed income securities and higher net sales of fixed income securities used to fund reductions in contractholder fund liabilities.

       Lower cash used in financing activities in 2012 compared to 2011 was primarily due to lower surrenders and partial withdrawals on fixed annuities, decreased maturities of institutional products and the absence of Allstate Bank activity in 2012. Higher cash used in financing activities in 2011 compared to 2010 was primarily due to higher surrenders and partial withdrawals on fixed annuities and Allstate Bank products and lower deposits on Allstate Bank products and fixed annuities, partially offset by decreased maturities of institutional products. In 2011, Allstate Bank ceased operations and all funds were returned to customers by December 31, 2011. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

       Corporate and Other    Fluctuations in the Corporate and Other operating cash flows were primarily due to the timing of intercompany settlements. Investing activities primarily relate to investments in the parent company portfolio, including the acquisition of Esurance and Answer Financial in 2011. Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, repayment of debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.

       Contractual obligations and commitments    Our contractual obligations as of December 31, 2012 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral (1)	$808	$808	$—	$—	$—
Contractholder funds (2)	54,517	7,924	9,929	6,990	29,674
Reserve for life-contingent contract benefits (2)	35,195	1,216	2,241	2,108	29,630
Long-term debt (3)	12,652	607	1,628	591	9,826
Capital lease obligations (3)	63	19	24	9	11
Operating leases (3)	580	166	229	115	70
Unconditional purchase obligations (3)	392	158	183	51	—
Defined benefit pension plans and other postretirement benefit plans (3)(4)	3,276	622	280	286	2,088
Reserve for property-liability insurance claims and claims expense (5)	21,288	9,258	6,513	2,392	3,125
Other liabilities and accrued expenses (6)(7)	3,722	3,529	98	69	26
Net unrecognized tax benefits (8)	25	25	—	—	—

Total contractual cash obligations	$132,518	$24,332	$21,125	$12,611	$74,450

(1)
Liabilities for collateral are typically fully secured with cash or short-term investments. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.
(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies and institutional products. The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $39.32 billion for contractholder funds and $14.90 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2012. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.
(3)
Our payment obligations relating to long-term debt, capital lease obligations, operating leases, unconditional purchase obligations and pension and other post employment benefits ("OPEB") contributions are managed within the structure of our intermediate to long-term liquidity management program. Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2012 because the long-term debt amount above includes interest.
(4)
The pension plans' obligations in the next 12 months represent our planned contributions, and the remaining years' contributions are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans' obligations are estimated based on the expected benefits to be paid. These liabilities are discounted with respect to interest, and as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $2.14 billion included in other liabilities and accrued expenses on the Consolidated Statements of Financial Position.
(5)
Reserve for property-liability insurance claims and claims expense is an estimate of amounts necessary to settle all outstanding claims, including claims that have been IBNR as of the balance sheet date. We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for IBNR claims. The ultimate cost of losses may vary materially from recorded amounts which are our best estimates. The reserve for property-liability insurance claims and claims expense includes loss reserves related to asbestos and environmental claims as of December 31, 2012, of $1.52 billion and $241 million, respectively.
(6)
Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding. Certain of these long-term liabilities are discounted with respect to interest, as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $3.65 billion.
(7)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $11.08 billion and gross deferred tax liabilities of $2.89 billion. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $244 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

(8)
Net unrecognized tax benefits represent our potential future obligation to the taxing authority for a tax position that was not recognized in the consolidated financial statements. We believe it is reasonably possible that the liability balance will be reduced by $25 million within the next twelve months upon the resolution of an outstanding issue resulting from the 2005-2006 and 2007-2008 Internal Revenue Service examinations. The resolution of this obligation may be for an amount different than what we have accrued.

       Our contractual commitments as of December 31, 2012 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commitments – conditional	$128	$74	$—	$12	$42
Other commitments – unconditional	2,080	253	457	1,171	199

Total commitments	$2,208	$327	$457	$1,183	$241

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

ENTERPRISE RISK AND RETURN MANAGEMENT

       Allstate manages enterprise risk under an integrated Enterprise Risk and Return Management ("ERRM") framework with risk-return principles, governance and analytics. This framework provides an enterprise view of risks and opportunities and is used by senior leaders and business managers to drive strategic and business decisions. Allstate's risk management strategies adapt to changes in business and market environments and seek to optimize returns. Allstate continually validates and improves its ERRM practices by benchmarking and securing external perspectives for our processes.

       Our qualitative risk-return principles define how we operate and guide decision-making around risk and return. These principles are built around three key operating components: maintaining our strong foundation of stakeholder trust and financial strength, building strategic value and optimizing return per unit of risk.

       ERRM governance includes an executive management committee structure, Board oversight and chief risk officers ("CROs"). The Enterprise Risk & Return Council ("ERRC") is Allstate's senior risk management committee. It directs ERRM by establishing risk-return targets, determining economic capital levels and directing integrated strategies and actions from an enterprise perspective. It consists of Allstate's chief executive officer, business unit presidents, enterprise and business unit chief risk officers and chief financial officers, general counsel and treasurer. Allstate's Board of Directors and Audit Committee provide ERRM oversight by reviewing enterprise principles, guidelines and limits for Allstate's significant risks and by monitoring strategies and actions management has taken to control these risks.

       CROs are appointed for the enterprise and for Allstate Protection, Allstate Financial and Allstate Investments. Collectively, the CROs create an integrated approach to risk and return management to ensure risk management practices and strategies are aligned with Allstate's overall enterprise objectives.

       Our ERRM governance is supported with an analytic framework to manage risk exposure and optimize returns on risk-adjusted capital. Allstate views economic capital primarily on a statutory accounting basis. Management and the ERRC use enterprise stochastic modeling, risk expertise and judgment to determine an appropriate level of enterprise economic capital to hold considering a broad range of risk objectives and external constraints. These include limiting risks of financial stress, insolvency, likelihood of capital stress and volatility, maintaining stakeholder value and financial strength ratings and satisfying regulatory and rating agency risk-based capital requirements. Enterprise economic capital approximates a combination of statutory surplus and deployable invested assets at the parent holding company level.

       Using our governance and analytic framework, Allstate designs business and enterprise strategies that seek to optimize returns on risk-adjusted capital. Examples include shifting Allstate Financial away from spread-based products toward underwritten products, implementing a comprehensive program of margin improvement actions in homeowners insurance, and balancing yield and return considerations in the low interest rate environment.

REGULATION AND LEGAL PROCEEDINGS

       We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 14 of the consolidated financial statements.

PENDING ACCOUNTING STANDARDS

       There are several pending accounting standards that we have not implemented because the implementation date has not yet occurred. For a discussion of these pending standards, see Note 2 of the consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Year Ended December 31,
	2012	2011	2010
Revenues
Property-liability insurance premiums (net of reinsurance ceded of $1,090, $1,098 and $1,092)	$26,737	$25,942	$25,957
Life and annuity premiums and contract charges (net of reinsurance ceded of $674, $750 and $804)	2,241	2,238	2,168
Net investment income	4,010	3,971	4,102
Realized capital gains and losses:
Total other-than-temporary impairment losses	(239)	(563)	(937)
Portion of loss recognized in other comprehensive income	6	(33)	(64)

Net other-than-temporary impairment losses recognized in earnings	(233)	(596)	(1,001)
Sales and other realized capital gains and losses	560	1,099	174

Total realized capital gains and losses	327	503	(827)

	33,315	32,654	31,400

Costs and expenses
Property-liability insurance claims and claims expense (net of reinsurance ceded of $2,051, $927 and $271)	18,484	20,161	18,951
Life and annuity contract benefits (net of reinsurance ceded of $665, $653 and $702)	1,818	1,761	1,815
Interest credited to contractholder funds (net of reinsurance ceded of $28, $27 and $32)	1,316	1,645	1,807
Amortization of deferred policy acquisition costs	3,884	3,971	3,807
Operating costs and expenses	4,118	3,739	3,542
Restructuring and related charges	34	44	30
Interest expense	373	367	367

	30,027	31,688	30,319

Gain (loss) on disposition of operations	18	(7)	19

Income from operations before income tax expense	3,306	959	1,100
Income tax expense	1,000	172	189

Net income	$2,306	$787	$911

Earnings per share:
Net income per share – Basic	$4.71	$1.51	$1.69

Weighted average shares – Basic	489.4	520.7	540.3

Net income per share – Diluted	$4.68	$1.50	$1.68

Weighted average shares – Diluted	493.0	523.1	542.5

Cash dividends declared per share	$0.88	$0.84	$0.80

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2012	2011	2010
Net income	$2,306	$787	$911
Other comprehensive income, after-tax
Changes in:
Unrealized net capital gains and losses	1,434	452	1,911
Unrealized foreign currency translation adjustments	14	(12)	23
Unrecognized pension and other postretirement benefit cost	(302)	(239)	94

Other comprehensive income, after-tax	1,146	201	2,028

Comprehensive income	$3,452	$988	$2,939

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2012	2011
Assets
Investments
Fixed income securities, at fair value (amortized cost $71,915 and $73,379)	$77,017	$76,113
Equity securities, at fair value (cost $3,577 and $4,203)	4,037	4,363
Mortgage loans	6,570	7,139
Limited partnership interests	4,922	4,697
Short-term, at fair value (amortized cost $2,336 and $1,291)	2,336	1,291
Other	2,396	2,015

Total investments	97,278	95,618
Cash	806	776
Premium installment receivables, net	5,051	4,920
Deferred policy acquisition costs	3,621	3,871
Reinsurance recoverables, net	8,767	7,251
Accrued investment income	781	826
Deferred income taxes	—	722
Property and equipment, net	989	914
Goodwill	1,240	1,242
Other assets	1,804	2,069
Separate Accounts	6,610	6,984

Total assets	$126,947	$125,193

Liabilities
Reserve for property-liability insurance claims and claims expense	$21,288	$20,375
Reserve for life-contingent contract benefits	14,895	14,406
Contractholder funds	39,319	42,332
Unearned premiums	10,375	10,057
Claim payments outstanding	797	827
Deferred income taxes	597	—
Other liabilities and accrued expenses	6,429	5,978
Long-term debt	6,057	5,908
Separate Accounts	6,610	6,984

Total liabilities	106,367	106,867

Commitments and Contingent Liabilities (Note 7, 8 and 14)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 479 million and 501 million shares outstanding	9	9
Additional capital paid-in	3,162	3,189
Retained income	33,783	31,909
Deferred ESOP expense	(41)	(43)
Treasury stock, at cost (421 million and 399 million shares)	(17,508)	(16,795)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(11)	(174)
Other unrealized net capital gains and losses	3,614	2,041
Unrealized adjustment to DAC, DSI and insurance reserves	(769)	(467)

Total unrealized net capital gains and losses	2,834	1,400
Unrealized foreign currency translation adjustments	70	56
Unrecognized pension and other postretirement benefit cost	(1,729)	(1,427)

Total accumulated other comprehensive income	1,175	29

Total shareholders' equity	20,580	18,298
Noncontrolling interest	—	28

Total equity	20,580	18,326

Total liabilities and equity	$126,947	$125,193

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

($ in millions, except per share data)	Year Ended December 31,
	2012	2011	2010

Common stock	$9	$9	$9

Additional capital paid-in
Balance, beginning of year	3,189	3,176	3,172
Equity incentive plans activity	(27)	13	4

Balance, end of year	3,162	3,189	3,176

Retained income
Balance, beginning of year	31,909	31,558	31,098
Net income	2,306	787	911
Dividends ($0.88, $0.84 and $0.80 per share)	(432)	(436)	(433)
Cumulative effect of change in accounting principle	—	—	(18)

Balance, end of year	33,783	31,909	31,558

Deferred ESOP expense
Balance, beginning of year	(43)	(44)	(47)
Payments	2	1	3

Balance, end of year	(41)	(43)	(44)

Treasury stock
Balance, beginning of year	(16,795)	(15,910)	(15,828)
Shares acquired	(910)	(950)	(166)
Shares reissued under equity incentive plans, net	197	65	84

Balance, end of year	(17,508)	(16,795)	(15,910)

Accumulated other comprehensive income
Balance, beginning of year	29	(172)	(2,220)
Change in unrealized net capital gains and losses	1,434	452	1,911
Change in unrealized foreign currency translation adjustments	14	(12)	23
Change in unrecognized pension and other postretirement benefit cost	(302)	(239)	94
Cumulative effect of change in accounting principle	—	—	20

Balance, end of year	1,175	29	(172)

Total shareholders' equity	20,580	18,298	18,617

Noncontrolling interest
Balance, beginning of year	28	28	29
Change in noncontrolling interest ownership	(28)	(4)	(14)
Noncontrolling gain	—	4	3
Cumulative effect of change in accounting principle	—	—	10

Balance, end of year	—	28	28

Total equity	$20,580	$18,326	$18,645

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$2,306	$787	$911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	388	252	94
Realized capital gains and losses	(327)	(503)	827
(Gain) loss on disposition of operations	(18)	7	(19)
Interest credited to contractholder funds	1,316	1,645	1,807
Changes in:
Policy benefits and other insurance reserves	214	(77)	238
Unearned premiums	306	37	(40)
Deferred policy acquisition costs	(18)	177	(61)
Premium installment receivables, net	(125)	33	10
Reinsurance recoverables, net	(1,560)	(716)	(265)
Income taxes	698	133	192
Other operating assets and liabilities	(126)	154	(5)

Net cash provided by operating activities	3,054	1,929	3,689

Cash flows from investing activities
Proceeds from sales
Fixed income securities	18,872	29,436	22,881
Equity securities	1,495	2,012	4,349
Limited partnership interests	1,398	1,000	505
Mortgage loans	14	97	124
Other investments	148	164	121
Investment collections
Fixed income securities	5,417	4,951	5,147
Mortgage loans	1,064	634	1,076
Other investments	128	123	137
Investment purchases
Fixed income securities	(22,658)	(27,896)	(25,745)
Equity securities	(671)	(1,824)	(3,564)
Limited partnership interests	(1,524)	(1,696)	(1,342)
Mortgage loans	(525)	(1,241)	(120)
Other investments	(665)	(204)	(181)
Change in short-term investments, net	(698)	2,182	(382)
Change in other investments, net	58	(415)	(519)
Purchases of property and equipment, net	(285)	(246)	(162)
Disposition (acquisition) of operations, net of cash acquired	13	(916)	7

Net cash provided by investing activities	1,581	6,161	2,332

Cash flows from financing activities
Proceeds from issuance of long-term debt	493	7	—
Repayment of long-term debt	(352)	(7)	(2)
Contractholder fund deposits	2,158	2,176	2,980
Contractholder fund withdrawals	(5,519)	(8,680)	(8,470)
Dividends paid	(534)	(435)	(430)
Treasury stock purchases	(913)	(953)	(152)
Shares reissued under equity incentive plans, net	85	19	28
Excess tax benefits on share-based payment arrangements	10	(5)	(7)
Other	(33)	2	(18)

Net cash used in financing activities	(4,605)	(7,876)	(6,071)

Net increase (decrease) in cash	30	214	(50)
Cash at beginning of year	776	562	612

Cash at end of year	$806	$776	$562

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General

Basis of presentation

       The accompanying consolidated financial statements include the accounts of The Allstate Corporation (the "Corporation") and its wholly owned subsidiaries, primarily Allstate Insurance Company ("AIC"), a property-liability insurance company with various property-liability and life and investment subsidiaries, including Allstate Life Insurance Company ("ALIC") (collectively referred to as the "Company" or "Allstate"). These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated.

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

Nature of operations

       Allstate is engaged, principally in the United States, in the property-liability insurance, life insurance, retirement and investment product business. Allstate's primary business is the sale of private passenger auto and homeowners insurance. The Company also sells several other personal property and casualty insurance products, select commercial property and casualty coverages, life insurance, voluntary accident and health insurance, annuities and funding agreements. Allstate primarily distributes its products through exclusive agencies, financial specialists, independent agencies, call centers and the internet.

       The Allstate Protection segment principally sells private passenger auto and homeowners insurance, with earned premiums accounting for 80% of Allstate's 2012 consolidated revenues. Allstate was the country's second largest insurer for both private passenger auto and homeowners insurance as of December 31, 2011. Allstate Protection, through several companies, is authorized to sell certain property-liability products in all 50 states, the District of Columbia and Puerto Rico. The Company is also authorized to sell certain insurance products in Canada. For 2012, the top geographic locations for premiums earned by the Allstate Protection segment were New York, California, Texas, Florida and Pennsylvania. No other jurisdiction accounted for more than 5% of premiums earned for Allstate Protection.

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

       The Allstate Financial segment sells life insurance, voluntary accident and health insurance, and retirement and investment products. The principal individual products are interest-sensitive, traditional and variable life insurance; voluntary accident and health insurance; and fixed annuities including deferred and immediate. The institutional product line, which the Company most recently offered in 2008, consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. Banking products and services were previously offered to customers through the Allstate Bank, which ceased operations in 2011.

       Allstate Financial, through several companies, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2012, the top geographic locations for statutory premiums and annuity considerations for the Allstate Financial segment were California, Texas and Florida. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for Allstate Financial. Allstate Financial distributes its products to individuals through multiple distribution channels, including

Allstate exclusive agencies and exclusive financial specialists, workplace enrolling independent agents and independent master brokerage agencies, specialized structured settlement brokers, and directly through call centers and the internet.

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

       Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value. Other investments primarily consist of policy loans, bank loans, agent loans and derivatives. Policy loans are carried at unpaid principal balances and were $1.14 billion and $1.15 billion as of December 31, 2012 and 2011, respectively. Bank loans are primarily senior secured corporate loans and are carried at amortized cost. Agent loans are loans issued to exclusive Allstate agents and are carried at unpaid principal balances, net of valuation allowances and unamortized deferred fees or costs. Derivatives are carried at fair value.

       Investment income primarily consists of interest, dividends, income from certain derivative transactions, income from cost method limited partnership interests, and, in 2012, income from EMA limited partnership interests. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for certain ABS, RMBS and CMBS is determined considering estimated pay-downs, including prepayments, obtained from third party data sources and internal estimates. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For beneficial interests in securitized financial assets not of high credit quality, the effective yield is recalculated on a prospective basis. For other ABS, RMBS and CMBS, the effective yield is recalculated on a retrospective basis. Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for mortgage loans, bank loans and agent loans that are in default or when full and timely collection of principal and interest payments is not probable. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value. Income from cost method limited partnership interests is recognized upon receipt of amounts distributed by the partnerships. Income from EMA limited partnership interests is recognized based on the Company's share of the overall earnings of the partnerships, and is recognized on a delay due to the availability of the related financial statements. Income recognition on hedge funds is generally on a one month delay and income recognition on private equity/debt funds, real estate funds and tax credit funds is generally on a three month delay.

       Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, adjustments to valuation allowances on mortgage loans and agent loans, periodic changes in fair value and settlements of certain derivatives including hedge ineffectiveness, and, in 2011 and 2010, income from EMA limited partnership interests. Realized capital gains and losses on investment sales, including calls and principal payments, are determined on a specific identification basis.

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

       The Company receives cash collateral for securities loaned in an amount generally equal to 102% and 105% of the fair value of domestic and foreign securities, respectively, and records the related obligations to return the collateral in other liabilities and accrued expenses. The carrying value of these obligations approximates fair value because of their relatively short-term nature. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary under the terms of the agreements to mitigate counterparty credit risk. The Company maintains the right and ability to repossess the securities loaned on short notice.

Recognition of premium revenues and contract charges, and related benefits and interest credited

       Property-liability premiums are deferred and earned on a pro-rata basis over the terms of the policies, typically periods of six or twelve months. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premium installment receivables and adjusts its valuation allowance as appropriate. The valuation allowance for uncollectible premium installment receivables was $70 million as of both December 31, 2012 and 2011.

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

       Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed life and annuities and indexed funding agreements are generally based on a specified interest rate index or an equity index, such as the Standard & Poor's ("S&P") 500 Index. Interest credited also includes amortization of DSI expenses. DSI is amortized into interest credited using the same method used to amortize DAC.

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

Deferred policy acquisition and sales inducement costs

       Costs that are related directly to the successful acquisition of new or renewal property-liability insurance, life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration, premium taxes and certain underwriting expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuity and interest-sensitive life contracts. These sales inducements are primarily in the form of additional credits to the customer's account balance or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements. All other acquisition costs are expensed as incurred and included in operating costs and expenses. DAC associated with property-liability insurance is amortized into income as premiums are earned, typically over periods of six or twelve months, and is included in amortization of deferred policy acquisition costs. Amortization of DAC associated with life insurance and investment contracts is included in amortization of deferred policy acquisition costs and is described in more detail below. DSI is amortized into income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds. DAC and DSI are periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC.

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

       AGP and EGP primarily consist of the following components: contract charges for the cost of insurance less mortality costs and other benefits; investment income and realized capital gains and losses less interest credited; and surrender and other contract charges less maintenance expenses. The principal assumptions for determining the amount of EGP are persistency, mortality, expenses, investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of any hedges. For products whose supporting investments are exposed to capital losses in excess of the Company's expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC and DSI amortization may be modified to exclude the excess capital losses.

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

       The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $95 million and $136 million as of December 31, 2012 and 2011, respectively. Amortization expense of the present value of future profits was $41 million, $39 million and $23 million in 2012, 2011 and 2010, respectively.

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

Goodwill

       Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $822 million and $418 million as of December 31, 2012 and $824 million and $418 million as of December 31, 2011 for the Allstate Protection segment and the Allstate Financial segment, respectively. The Company's reporting units are equivalent to its reporting segments, Allstate Protection and Allstate Financial. Goodwill is allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination. Goodwill is not amortized but is tested for impairment at least annually. The Company performs its annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter. The Company also reviews goodwill for impairment whenever events or changes in circumstances, such as deteriorating or adverse market conditions, indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.

       To estimate the fair value of its reporting units, the Company may utilize a combination of widely accepted valuation techniques including a stock price and market capitalization analysis, discounted cash flow calculations and peer company price to earnings multiples analysis. The stock price and market capitalization analysis takes into consideration the quoted market price of the Company's outstanding common stock and includes a control premium, derived from historical insurance industry acquisition activity, in determining the estimated fair value of the consolidated entity before allocating that fair value to individual reporting units. The discounted cash flow analysis utilizes long term assumptions for revenue growth, capital growth, earnings projections including those used in the Company's strategic plan, and an appropriate discount rate. The peer company price to earnings multiples analysis takes into consideration the price to earnings multiples of peer companies for each reporting unit and estimated income from the Company's strategic plan.

       Goodwill impairment evaluations indicated no impairment as of December 31, 2012 or 2011.

Property and equipment

       Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Certain facilities and equipment held under capital leases are also classified as property and equipment with the related lease obligations recorded as liabilities. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $2.41 billion and $2.29 billion as of December 31, 2012 and 2011, respectively. Depreciation expense on property and equipment was $214 million, $222 million and $239 million in 2012, 2011 and 2010, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Income taxes

       The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are DAC, unrealized capital gains and losses, differences in tax bases of invested assets, insurance reserves and unearned premiums. A deferred tax asset valuation allowance is established when there is uncertainty that such assets will be realized.

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

       The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. To the extent that unrealized gains on fixed income securities would result in a premium deficiency if those gains were realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of unrealized net capital gains included in accumulated other comprehensive income.

Contractholder funds

       Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance, fixed annuities, funding agreements and, prior to December 31, 2011, bank deposits. Contractholder funds primarily comprise cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals, maturities and contract charges for mortality or administrative expenses. Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts and reserves for certain guarantees on reinsured variable annuity contracts.

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

Equity incentive plans

       The Company currently has equity incentive plans under which the Company grants nonqualified stock options, restricted stock units and performance stock awards ("equity awards") to certain employees and directors of the Company. The Company measures the fair value of equity awards at the award date and recognizes the expense over the shorter of the period in which the requisite service is rendered or retirement eligibility is attained. The expense for performance stock awards is adjusted each period to reflect the performance factor most likely to be achieved at the end of the performance period. The Company uses a binomial lattice model to determine the fair value of employee stock options.

Off-balance sheet financial instruments

       Commitments to invest, commitments to purchase private placement securities, commitments to extend loans, financial guarantees and credit guarantees have off-balance sheet risk because their contractual amounts are not recorded in the Company's Consolidated Statements of Financial Position (see Note 7 and Note 14).

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

       The computation of basic and diluted earnings per share for the years ended December 31 is presented in the following table.

($ in millions, except per share data)	2012	2011	2010
Numerator:
Net income	$2,306	$787	$911

Denominator:
Weighted average common shares outstanding	489.4	520.7	540.3
Effect of dilutive potential common shares:
Stock options	2.4	1.8	2.0
Restricted stock units and performance stock awards (non-participating)	1.2	0.6	0.2

Weighted average common and dilutive potential common shares outstanding	493.0	523.1	542.5

Earnings per share – Basic	$4.71	$1.51	$1.69
Earnings per share – Diluted	$4.68	$1.50	$1.68

       The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 20.4 million, 27.2 million and 26.7 million Allstate common shares, with exercise prices ranging from $26.56 to $62.84, $22.71 to $62.84 and $27.36 to $64.53, were outstanding in 2012, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share in those years.

Adopted accounting standards

Criteria for Determining Effective Control for Repurchase Agreements

       In April 2011, the FASB issued guidance modifying the assessment criteria of effective control for repurchase agreements. The new guidance removes the criteria requiring an entity to have the ability to repurchase or redeem financial assets on substantially the agreed terms and the collateral maintenance guidance related to that criteria. The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur during reporting periods beginning on or after December 15, 2011. The adoption of this guidance as of January 1, 2012 had no impact on the Company's results of operations or financial position.

Amendments to Fair Value Measurement and Disclosure Requirements

       In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures. Changes were made to improve consistency in global application. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2011. The adoption of this guidance as of January 1, 2012 had no impact on the Company's results of operations or financial position.

Presentation of Comprehensive Income

       In June and December 2011, the FASB issued guidance amending the presentation of comprehensive income and its components. Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements. The Company adopted the new guidance in the first quarter of 2012. The new guidance affects presentation only and therefore had no impact on the Company's results of operations or financial position.

Intangibles – Goodwill and Other

       In September 2011, the FASB issued guidance providing the option to first assess qualitative factors, such as macroeconomic conditions and industry and market considerations, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If impairment is indicated by the qualitative assessment, then it is necessary to perform the two-step goodwill impairment test. If the option is not elected, the guidance requiring the two-step goodwill impairment test is unchanged. The adoption of this guidance as of January 1, 2012 had no impact on the Company's results of operations or financial position.

Pending accounting standards

Disclosures about Offsetting Assets and Liabilities

       In December 2011 and January 2013, the FASB issued guidance requiring expanded disclosures, including both gross and net information, for derivatives, repurchase agreements and securities lending transactions that are either offset in the reporting entity's financial statements or those that are subject to an enforceable master netting arrangement or similar agreement. The guidance is effective for reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively. The new guidance affects disclosures only and will have no impact on the Company's results of operations or financial position.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

       In February 2013, the FASB issued guidance requiring expanded disclosures about the amounts reclassified out of accumulated other comprehensive income by component. The guidance requires the presentation of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, cross-reference to other disclosures that provide additional detail about those amounts is required. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012. The new guidance affects disclosures only and will have no impact on the Company's results of operations or financial position.

3.    Acquisition

       On October 7, 2011, The Allstate Corporation acquired all of the shares of White Mountains, Inc. and Answer Financial Inc. ("Answer Financial") from White Mountains Holdings (Luxembourg) S.à r.l. for $1.01 billion in cash. White Mountains, Inc. primarily comprises the Esurance insurance business ("Esurance"). Esurance sells private passenger auto and renters insurance direct to consumers online, through call centers and through select agents, including Answer Financial. Answer Financial is an independent personal lines insurance agency that offers comparison quotes for auto and homeowners insurance from approximately 20 insurance companies through its website and over the phone. Esurance expands the Company's ability to serve the self-directed, brand-sensitive market segment. Answer Financial strengthens the Company's offering to self-directed consumers who want a choice between insurance carriers.

       In connection with the acquisition, as of October 7, 2011 the Company recorded present value of future profits of $42 million, goodwill of $368 million, other intangible assets of $426 million, reserve for property-liability claims and claims expense of $487 million, and unearned premiums of $229 million. In 2012, goodwill was reduced by $2 million related to reestimates of the opening balance sheet reserve for property-liability claims and claims expense.

4.    Supplemental Cash Flow Information

       Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $323 million, $601 million and $664 million in 2012, 2011 and 2010, respectively. Non-cash financing activities include $39 million, $18 million and $23 million related to the issuance of Allstate shares for vested restricted stock units in 2012, 2011 and 2010, respectively.

       Liabilities for collateral received in conjunction with the Company's securities lending program were $784 million, $419 million and $461 million as of December 31, 2012, 2011 and 2010, respectively, and are reported in other liabilities and accrued expenses. Obligations to return cash collateral for over-the-counter ("OTC") derivatives were $24 million, $43 million and $23 million as of December 31, 2012, 2011 and 2010, respectively, and are reported in other liabilities and accrued expenses or other investments. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Net change in proceeds managed
Net change in short-term investments	$(341)	$21	$171

Operating cash flow (used) provided	(341)	21	171
Net change in cash	(5)	1	3

Net change in proceeds managed	$(346)	$22	$174

Net change in liabilities
Liabilities for collateral, beginning of year	$(462)	$(484)	$(658)
Liabilities for collateral, end of year	(808)	(462)	(484)

Operating cash flow provided (used)	$346	$(22)	$(174)

5.    Investments

Fair values

       The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)		Gross unrealized
	Amortized cost			Fair value
		Gains	Losses
December 31, 2012
U.S. government and agencies	$4,387	$326	$—	$4,713
Municipal	12,139	1,038	(108)	13,069
Corporate	44,943	3,721	(127)	48,537
Foreign government	2,290	228	(1)	2,517
ABS	3,623	108	(107)	3,624
RMBS	3,000	142	(110)	3,032
CMBS	1,510	65	(77)	1,498
Redeemable preferred stock	23	4	—	27

Total fixed income securities	$71,915	$5,632	$(530)	$77,017

December 31, 2011
U.S. government and agencies	$5,966	$349	$—	$6,315
Municipal	13,634	863	(256)	14,241
Corporate	41,217	2,743	(379)	43,581
Foreign government	1,866	216	(1)	2,081
ABS	4,180	73	(287)	3,966
RMBS	4,532	110	(521)	4,121
CMBS	1,962	48	(226)	1,784
Redeemable preferred stock	22	2	—	24

Total fixed income securities	$73,379	$4,404	$(1,670)	$76,113

Scheduled maturities

       The scheduled maturities for fixed income securities are as follows as of December 31, 2012:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$3,825	$3,872
Due after one year through five years	23,168	24,324
Due after five years through ten years	23,808	25,973
Due after ten years	12,981	14,694

	63,782	68,863
ABS, RMBS and CMBS	8,133	8,154

Total	$71,915	$77,017

       Actual maturities may differ from those scheduled as a result of prepayments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

       Net investment income for the years ended December 31 is as follows:

($ in millions)	2012	2011	2010
Fixed income securities	$3,234	$3,484	$3,737
Equity securities	127	122	90
Mortgage loans	374	359	385
Limited partnership interests (1)	348	88	40
Short-term investments	6	6	8
Other	132	95	19

Investment income, before expense	4,221	4,154	4,279
Investment expense	(211)	(183)	(177)

Net investment income	$4,010	$3,971	$4,102

(1)
Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011 and 2010.

Realized capital gains and losses

       Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Fixed income securities	$107	$712	$(366)
Equity securities	183	63	153
Mortgage loans	8	(27)	(71)
Limited partnership interests (1)	13	159	57
Derivatives	23	(397)	(600)
Other	(7)	(7)	—

Realized capital gains and losses	$327	$503	$(827)

(1)
Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011 and 2010.

       Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Impairment write-downs	$(185)	$(496)	$(797)
Change in intent write-downs	(48)	(100)	(204)

Net other-than-temporary impairment losses recognized in earnings	(233)	(596)	(1,001)
Sales	536	1,336	686
Valuation of derivative instruments	(11)	(291)	(427)
Settlements of derivative instruments	35	(105)	(174)
EMA limited partnership income	—	159	89

Realized capital gains and losses	$327	$503	$(827)

       Gross gains of $564 million, $1.27 billion and $819 million and gross losses of $322 million, $240 million and $435 million were realized on sales of fixed income securities during 2012, 2011 and 2010, respectively.

       Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2012			2011			2010
	Gross	Included in OCI	Net	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(42)	$9	$(33)	$(59)	$(3)	$(62)	$(203)	$24	$(179)
Corporate	(21)	(2)	(23)	(30)	6	(24)	(68)	2	(66)
Foreign government	—	—	—	(1)	—	(1)	—	—	—
ABS	—	—	—	(9)	2	(7)	(14)	(16)	(30)
RMBS	(65)	(4)	(69)	(196)	(39)	(235)	(381)	(47)	(428)
CMBS	(22)	3	(19)	(66)	1	(65)	(94)	(27)	(121)

Total fixed income securities	(150)	6	(144)	(361)	(33)	(394)	(760)	(64)	(824)
Equity securities	(75)	—	(75)	(139)	—	(139)	(57)	—	(57)
Mortgage loans	5	—	5	(37)	—	(37)	(71)	—	(71)
Limited partnership interests	(8)	—	(8)	(6)	—	(6)	(46)	—	(46)
Other	(11)	—	(11)	(20)	—	(20)	(3)	—	(3)

Other-than-temporary impairment losses	$(239)	$6	$(233)	$(563)	$(33)	$(596)	$(937)	$(64)	$(1,001)

       The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amount excludes $219 million and $172 million as of December 31, 2012 and 2011, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	December 31, 2012	December 31, 2011
Municipal	$(20)	$(11)
Corporate	(1)	(35)
ABS	(14)	(21)
RMBS	(182)	(353)
CMBS	(19)	(19)

Total	$(236)	$(439)

       Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2012	2011	2010
Beginning balance	$(944)	$(1,046)	$(1,187)
Cumulative effect of change in accounting principle	—	—	81
Additional credit loss for securities previously other-than-temporarily impaired	(58)	(152)	(314)
Additional credit loss for securities not previously other-than-temporarily impaired	(50)	(150)	(312)
Reduction in credit loss for securities disposed or collected	427	379	638
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	7	15	43
Change in credit loss due to accretion of increase in cash flows	1	10	5

Ending balance	$(617)	$(944)	$(1,046)

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

Unrealized net capital gains and losses

       Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

		Gross unrealized
	Fair value			Unrealized net gains (losses)
($ in millions) December 31, 2012		Gains	Losses
Fixed income securities	$77,017	$5,632	$(530)	$5,102
Equity securities	4,037	494	(34)	460
Short-term investments	2,336	—	—	—
Derivative instruments (1)	(17)	2	(24)	(22)
EMA limited partnerships (2)				7

Unrealized net capital gains and losses, pre-tax				5,547
Amounts recognized for:
Insurance reserves (3)				(771)
DAC and DSI (4)				(412)

Amounts recognized				(1,183)
Deferred income taxes				(1,530)

Unrealized net capital gains and losses, after-tax				$2,834

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

		Gross unrealized
	Fair value			Unrealized net gains (losses)
December 31, 2011		Gains	Losses
Fixed income securities	$76,113	$4,404	$(1,670)	$2,734
Equity securities	4,363	369	(209)	160
Short-term investments	1,291	—	—	—
Derivative instruments (1)	(12)	3	(20)	(17)
EMA limited partnerships				2

Unrealized net capital gains and losses, pre-tax				2,879
Amounts recognized for:
Insurance reserves				(594)
DAC and DSI				(124)

Amounts recognized				(718)
Deferred income taxes				(761)

Unrealized net capital gains and losses, after-tax				$1,400

(1)
Included in the fair value of derivative instruments are $(5) million classified as assets and $7 million classified as liabilities.

Change in unrealized net capital gains and losses

       The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2012	2011	2010
Fixed income securities	$2,368	$1,908	$3,303
Equity securities	300	(423)	404
Derivative instruments	(5)	5	1
EMA limited partnerships	5	2	—

Total	2,668	1,492	3,708
Amounts recognized for:
Insurance reserves	(177)	(585)	(9)
DAC and DSI	(288)	(209)	(731)

Amounts recognized	(465)	(794)	(740)
Deferred income taxes	(769)	(246)	(1,037)

Increase in unrealized net capital gains and losses	$1,434	$452	$1,931

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

($ in millions)	Less than 12 months			12 months or more
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
December 31, 2012
Fixed income securities
U.S. government and agencies	6	$85	$—	—	$—	$—	$—
Municipal	130	1,012	(13)	80	717	(95)	(108)
Corporate	133	1,989	(33)	70	896	(94)	(127)
Foreign government	22	190	(1)	—	—	—	(1)
ABS	12	145	(1)	77	794	(106)	(107)
RMBS	117	50	(1)	336	638	(109)	(110)
CMBS	11	68	—	44	357	(77)	(77)
Redeemable preferred stock	—	—	—	1	—	—	—

Total fixed income securities	431	3,539	(49)	608	3,402	(481)	(530)
Equity securities	803	284	(27)	96	69	(7)	(34)

Total fixed income and equity securities	1,234	$3,823	$(76)	704	$3,471	$(488)	$(564)

Investment grade fixed income securities	387	$3,141	$(39)	409	$2,172	$(217)	$(256)
Below investment grade fixed income securities	44	398	(10)	199	1,230	(264)	(274)

Total fixed income securities	431	$3,539	$(49)	608	$3,402	$(481)	$(530)

December 31, 2011
Fixed income securities
U.S. government and agencies	4	$61	$—	—	$—	$—	$—
Municipal	29	135	(11)	303	1,886	(245)	(256)
Corporate	307	3,439	(113)	105	1,273	(266)	(379)
Foreign government	11	85	(1)	1	1	—	(1)
ABS	89	960	(17)	108	1,020	(270)	(287)
RMBS	321	373	(11)	294	1,182	(510)	(521)
CMBS	47	378	(49)	68	489	(177)	(226)
Redeemable preferred stock	1	—	—	—	—	—	—

Total fixed income securities	809	5,431	(202)	879	5,851	(1,468)	(1,670)
Equity securities	1,397	2,120	(203)	32	30	(6)	(209)

Total fixed income and equity securities	2,206	$7,551	$(405)	911	$5,881	$(1,474)	$(1,879)

Investment grade fixed income securities	665	$4,480	$(145)	555	$3,773	$(700)	$(845)
Below investment grade fixed income securities	144	951	(57)	324	2,078	(768)	(825)

Total fixed income securities	809	$5,431	$(202)	879	$5,851	$(1,468)	$(1,670)

       As of December 31, 2012, $299 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $299 million, $192 million are related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

       As of December 31, 2012, the remaining $265 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $64 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $265 million, $187 million are related to below investment grade fixed income securities and $14 million are related to equity securities. Of these amounts, $176 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2012. Unrealized losses on below investment grade securities are principally related to ABS, RMBS and CMBS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase. These wider spreads are largely due to the risk associated with the underlying collateral supporting certain ABS, RMBS and CMBS securities.

       ABS, RMBS and CMBS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities' positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for ABS and RMBS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable. Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying securities. Unrealized losses on equity securities are primarily related to temporary equity market fluctuations of securities that are expected to recover.

       As of December 31, 2012, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2012, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

       As of December 31, 2012 and 2011, the carrying value of equity method limited partnerships totaled $3.52 billion and $3.13 billion, respectively. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. The Company had no write-downs related to equity method limited partnerships in 2012. In 2011 and 2010, the Company had write-downs related to equity method limited partnerships of $2 million and $1 million, respectively.

       As of December 31, 2012 and 2011, the carrying value for cost method limited partnerships was $1.41 billion and $1.57 billion, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee's capital. Additionally, the Company's portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds. In 2012, 2011 and 2010, the Company had write-downs related to cost method limited partnerships of $8 million, $4 million and $45 million, respectively.

Mortgage loans

       The Company's mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located throughout the United States and totaled, net of valuation allowance, $6.57 billion and $7.14 billion as of December 31, 2012 and 2011, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage loan portfolio. No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage loan portfolio carrying value)	2012	2011
California	23.6	22.6%
Illinois	8.1	9.1
New York	6.4	5.8
Texas	6.4	6.2
New Jersey	6.2	6.5
Pennsylvania	4.9	5.3

       The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage loan portfolio carrying value)	2012	2011
Office buildings	26.6%	27.9%
Retail	22.7	24.8
Apartment complex	20.6	19.6
Warehouse	19.7	19.4
Other	10.4	8.3

Total	100.0%	100.0%

       The contractual maturities of the mortgage loan portfolio as of December 31, 2012, excluding $4 million of mortgage loans in the process of foreclosure, are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2013	42	$339	5.2%
2014	64	758	11.5
2015	67	968	14.7
2016	72	813	12.4
Thereafter	334	3,688	56.2

Total	579	$6,566	100.0%

       Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2012.

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

       The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution as of December 31:

($ in millions)	2012			2011
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$267	$—	$267	$345	$—	$345
1.0 - 1.25	1,208	20	1,228	1,527	44	1,571
1.26 - 1.50	1,458	46	1,504	1,573	24	1,597
Above 1.50	3,268	148	3,416	3,214	168	3,382

Total non-impaired mortgage loans	$6,201	$214	$6,415	$6,659	$236	$6,895

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

       The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2012	2011
Impaired mortgage loans with a valuation allowance	$147	$244
Impaired mortgage loans without a valuation allowance	8	—

Total impaired mortgage loans	$155	$244

Valuation allowance on impaired mortgage loans	$42	$63

       The average balance of impaired loans was $202 million, $210 million and $278 million during 2012, 2011 and 2010, respectively.

       The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2012	2011	2010
Beginning balance	$63	$84	$95
Net (decrease) increase in valuation allowance	(5)	37	65
Charge offs	(16)	(58)	(76)

Ending balance	$42	$63	$84

       The carrying value of past due mortgage loans as of December 31 is as follows:

($ in millions)	2012	2011
Less than 90 days past due	$21	$—
90 days or greater past due	4	43

Total past due	25	43
Current loans	6,545	7,096

Total mortgage loans	$6,570	$7,139

Municipal bonds

       The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio as of December 31. No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2012	2011
Texas	8.2%	7.7%
California	8.1	10.4
Florida	6.5	5.9
New York	5.9	5.3

Concentration of credit risk

       As of December 31, 2012, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company's shareholders' equity.

Securities loaned

       The Company's business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2012 and 2011, fixed income and equity securities with a carrying value of $760 million and $406 million, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $2 million in each of 2012, 2011 and 2010.

Other investment information

       Included in fixed income securities are below investment grade assets totaling $6.62 billion and $6.01 billion as of December 31, 2012 and 2011, respectively.

       As of December 31, 2012, fixed income securities and short-term investments with a carrying value of $280 million were on deposit with regulatory authorities as required by law.

       As of December 31, 2012, the carrying value of fixed income securities and other investments that were non-income producing was $23 million.

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

       The Company is responsible for the determination of fair value and the supporting assumptions and methodologies. The Company gains assurance that assets and liabilities are appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with accounting standards. For fair values received from third parties or internally estimated, the Company's processes and controls are designed to ensure that the valuation methodologies are appropriate and consistently applied, the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded. For example, on a continuing basis, the Company assesses the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers or brokers or derived from internal models. The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers. In addition, the Company may validate the reasonableness of fair values by comparing information obtained from valuation service providers or brokers to other third party valuation sources for selected securities. The Company performs ongoing price validation procedures such as back-testing of actual sales, which corroborate the various inputs used in internal models to market observable data. When fair value determinations are expected to be more variable, the Company validates them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.

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

       The second situation where the Company classifies securities in Level 3 is where specific inputs significant to the fair value estimation models are not market observable. This primarily occurs in the Company's use of broker quotes to value certain securities where the inputs have not been corroborated to be market observable, and the use of valuation models that use significant non-market observable inputs.

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

    ABS and RMBS:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads. Certain ABS are valued based on non-binding broker quotes whose inputs have been corroborated to be market observable.

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

    ABS, RMBS and CMBS:  Valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable.

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

       The following table summarizes the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2012:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2012
Assets
Fixed income securities:
U.S. government and agencies	$2,790	$1,915	$8		$4,713
Municipal	—	12,104	965		13,069
Corporate	—	46,920	1,617		48,537
Foreign government	—	2,517	—		2,517
ABS	—	3,373	251		3,624
RMBS	—	3,029	3		3,032
CMBS	—	1,446	52		1,498
Redeemable preferred stock	—	26	1		27

Total fixed income securities	2,790	71,330	2,897		77,017
Equity securities	3,008	858	171		4,037
Short-term investments	703	1,633	—		2,336
Other investments:
Free-standing derivatives	—	187	3	$(57)	133
Separate account assets	6,610	—	—		6,610
Other assets	5	—	1		6

Total recurring basis assets	13,116	74,008	3,072	(57)	90,139
Non-recurring basis (1)	—	—	9		9

Total assets at fair value	$13,116	$74,008	$3,081	$(57)	$90,148

% of total assets at fair value	14.6%	82.1%	3.4%	(0.1)%	100.0%
Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$—	$—	$(553)		$(553)
Other liabilities:
Free-standing derivatives	—	(98)	(30)	$33	(95)

Total liabilities at fair value	$—	$(98)	$(583)	$33	$(648)

% of total liabilities at fair value	—%	15.1%	90.0%	(5.1)%	100.0%

(1)
Includes $4 million of mortgage loans, $4 million of limited partnership interests and $1 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

       The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements as of December 31, 2012.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
ARS backed by student loans	$394	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	31 - 43 months
Derivatives embedded in life and annuity contracts — Equity-indexed and forward starting options	$(419)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.92%

       If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

       As of December 31, 2012, Level 3 fair value measurements include $1.87 billion of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $395 million of municipal fixed income securities that are not rated by third party credit rating agencies. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

       The following table summarizes the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2011:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2011
Assets
Fixed income securities:
U.S. government and agencies	$4,707	$1,608	$—		$6,315
Municipal	—	12,909	1,332		14,241
Corporate	—	42,176	1,405		43,581
Foreign government	—	2,081	—		2,081
ABS	—	3,669	297		3,966
RMBS	—	4,070	51		4,121
CMBS	—	1,724	60		1,784
Redeemable preferred stock	—	23	1		24

Total fixed income securities	4,707	68,260	3,146		76,113
Equity securities	3,433	887	43		4,363
Short-term investments	188	1,103	—		1,291
Other investments:
Free-standing derivatives	—	281	1	$(114)	168
Separate account assets	6,984	—	—		6,984
Other assets	1	—	1		2

Total recurring basis assets	15,313	70,531	3,191	(114)	88,921
Non-recurring basis (1)	—	—	35		35

Total assets at fair value	$15,313	$70,531	$3,226	$(114)	$88,956

% of total assets at fair value	17.2%	79.3%	3.6%	(0.1)%	100.0%
Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$—	$—	$(723)		$(723)
Other liabilities:
Free-standing derivatives	(1)	(112)	(96)	$77	(132)

Total liabilities at fair value	$(1)	$(112)	$(819)	$77	$(855)

% of total liabilities at fair value	0.1%	13.1%	95.8%	(9.0)%	100.0%

(1)
Includes $19 million of mortgage loans and $16 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

       The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$8	$—
Municipal	1,332	(35)	76	53	(28)
Corporate	1,405	20	68	387	(92)
ABS	297	26	61	43	(81)
RMBS	51	—	—	—	(47)
CMBS	60	(4)	9	—	(5)
Redeemable preferred stock	1	—	—	—	—

Total fixed income securities	3,146	7	214	491	(253)
Equity securities	43	(7)	9	—	—
Other investments:
Free-standing derivatives, net	(95)	27	—	—	—
Other assets	1	—	—	—	—

Total recurring Level 3 assets	$3,095	$27	$223	$491	$(253)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(723)	$168	$—	$—	$—

Total recurring Level 3 liabilities	$(723)	$168	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of December 31, 2012
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$—	$8
Municipal	46	(463)	—	(16)	965
Corporate	276	(310)	—	(137)	1,617
ABS	155	(217)	—	(33)	251
RMBS	—	—	—	(1)	3
CMBS	34	(27)	—	(15)	52
Redeemable preferred stock	1	(1)	—	—	1

Total fixed income securities	512	(1,018)	—	(202)	2,897
Equity securities	164	(38)	—	—	171
Other investments:
Free-standing derivatives, net	27	—	—	14	(27	) (2)
Other assets	—	—	—	—	1

Total recurring Level 3 assets	$703	$(1,056)	$—	$(188)	$3,042

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$—	$—	$(79)	$81	$(553)

Total recurring Level 3 liabilities	$—	$—	$(79)	$81	$(553)

(1)
The effect to net income totals $195 million and is reported in the Consolidated Statements of Operations as follows: $27 million in net investment income, $132 million in interest credited to contractholder funds and $36 million in life and annuity contract benefits.
(2)
Comprises $3 million of assets and $30 million of liabilities.

       The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2011.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2010	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$2,016	$(44)	$54	$70	$(82)
Corporate	1,908	62	(44)	239	(523)
ABS	2,417	23	(65)	—	(2,137)
RMBS	1,794	(86)	107	—	(1,256)
CMBS	923	(43)	113	86	(966)
Redeemable preferred stock	1	—	—	—	—

Total fixed income securities	9,059	(88)	165	395	(4,964)
Equity securities	63	(10)	—	—	(10)
Other investments:
Free-standing derivatives, net	(21)	(91)	—	—	—
Other assets	1	—	—	—	—

Total recurring Level 3 assets	$9,102	$(189)	$165	$395	$(4,974)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$(134)	$—	$—	$—

Total recurring Level 3 liabilities	$(653)	$(134)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of December 31, 2011
Assets
Fixed income securities:
Municipal	$14	$(689)	$—	$(7)	$1,332
Corporate	387	(537)	—	(87)	1,405
ABS	504	(169)	—	(276)	297
RMBS	4	(378)	—	(134)	51
CMBS	17	(66)	—	(4)	60
Redeemable preferred stock	—	—	—	—	1

Total fixed income securities	926	(1,839)	—	(508)	3,146
Equity securities	1	(1)	—	—	43
Other investments:
Free-standing derivatives, net	70	—	—	(53)	(95	) (2)
Other assets	—	—	—	—	1

Total recurring Level 3 assets	$997	$(1,840)	$—	$(561)	$3,095

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$—	$—	$(100)	$164	$(723)

Total recurring Level 3 liabilities	$—	$—	$(100)	$164	$(723)

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2009	Net income (1)	OCI	Purchases, sales, issues and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of December 31, 2010
Assets
Fixed income securities:
Municipal	$2,706	$(40)	$46	$(588)	$38	$(146)	$2,016
Corporate	2,241	5	115	(167)	444	(730)	1,908
Foreign government	20	—	—	(20)	—	—	—
ABS	2,001	55	275	553	—	(467)	2,417
RMBS	1,671	(421)	736	(135)	—	(57)	1,794
CMBS	1,404	(233)	592	(526)	107	(421)	923
Redeemable preferred stock	2	—	—	(1)	—	—	1

Total fixed income securities	10,045	(634)	1,764	(884)	589	(1,821)	9,059
Equity securities	69	8	5	(12)	—	(7)	63
Other investments:
Free-standing derivatives, net	55	(202)	—	126	—	—	(21	) (2)
Other assets	2	(1)	—	—	—	—	1

Total recurring Level 3 assets	$10,171	$(829)	$1,769	$(770)	$589	$(1,828)	$9,102

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(110)	$(31)	$—	$3	$(515)	$—	$(653)

Total recurring Level 3 liabilities	$(110)	$(31)	$—	$3	$(515)	$—	$(653)

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

       During 2012, certain U.S. government securities were transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets. There were no transfers between Level 1 and Level 2 during 2011 or 2010.

       During 2011, certain ABS, RMBS and CMBS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets. Additionally, in 2011 certain ABS that were valued based on non-binding broker quotes were transferred into Level 2 from Level 3 since the inputs were corroborated to be market observable. During 2010, certain ABS and CMBS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in market activity for these assets. When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach. Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

       Transfers into Level 3 during 2012 and 2011 included situations where a fair value quote was not provided by the Company's independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs have not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during 2012 and 2011 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company's independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

       Transfers into Level 3 during 2010 also included derivatives embedded in equity-indexed life and annuity contracts due to refinements in the valuation modeling resulting in an increase in significance of non-market observable inputs.

       The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of December 31.

($ in millions)	2012	2011	2010
Assets
Fixed income securities:
Municipal	$(28)	$(28)	$(33)
Corporate	15	20	40
ABS	—	(33)	60
RMBS	(1)	—	(292)
CMBS	(3)	(11)	(28)

Total fixed income securities	(17)	(52)	(253)
Equity securities	(6)	(10)	(3)
Other investments:
Free-standing derivatives, net	6	(41)	(61)
Other assets	—	—	(1)

Total recurring Level 3 assets	$(17)	$(103)	$(318)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$168	$(134)	$(31)

Total recurring Level 3 liabilities	$168	$(134)	$(31)

       The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $151 million in 2012 and are reported as follows: $(37) million in realized capital gains and losses, $21 million in net investment income, $131 million in interest credited to contractholder funds and $36 million in life and annuity contract benefits. These gains and losses total $(237) million in 2011 and are reported as follows: $(147) million in realized capital gains and losses, $44 million in net investment income, $(102) million in interest credited to contractholder funds and $(32) million in life and annuity contract benefits. These gains and losses total $(349) million in 2010 and are reported as follows: $(402) million in realized capital gains and losses, $86 million in net investment income, $(2) million in interest credited to contractholder funds and $(31) million in life and annuity contract benefits.

       Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	December 31, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,570	$6,886	$7,139	$7,350
Cost method limited partnerships	1,406	1,714	1,569	1,838
Bank loans	682	684	339	328

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

Financial liabilities

($ in millions)	December 31, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$27,014	$28,019	$30,192	$30,499
Long-term debt	6,057	7,141	5,908	6,312
Liability for collateral	808	808	462	462

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

7. Derivative Financial Instruments and Off-balance sheet Financial Instruments

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

       Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position. For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts. As of December 31, 2012, the Company pledged $11 million of cash and securities in the form of margin deposits.

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

       The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2012.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$2	$2	$—

Total		16	n/a	2	2	—

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	5,541	n/a	19	28	(9)
Interest rate cap and floor agreements	Other investments	372	n/a	1	1	—
Financial futures contracts and options	Other assets	n/a	2	—	—	—
Equity and index contracts
Options, futures and warrants (2)	Other investments	146	12,400	125	125	—
Options, futures and warrants	Other assets	n/a	1,087	5	5	—
Foreign currency contracts
Foreign currency forwards and options	Other investments	258	n/a	6	6	—
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	—	—	—
Equity-indexed call options	Fixed income securities	90	n/a	9	9	—
Credit default swaps	Fixed income securities	12	n/a	(12)	—	(12)
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	209	n/a	—	2	(2)
Credit default swaps – selling protection	Other investments	308	n/a	2	3	(1)
Other contracts
Other contracts	Other assets	4	n/a	1	1	—

Total		7,945	13,489	156	180	(24)

Total asset derivatives		$7,961	13,489	$158	$182	$(24)

(1)
Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

(2)
In addition to the number of contracts presented in the table, the Company held 34,634 stock rights and 879,158 stock warrants. Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$135	n/a	$(19)	$—	$(19)

Total		135	n/a	(19)	—	(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	1,185	n/a	16	18	(2)
Interest rate swaption agreements	Other liabilities & accrued expenses	250	n/a	—	—	—
Interest rate cap and floor agreements	Other liabilities & accrued expenses	429	n/a	1	1	—
Financial futures contracts and options	Other liabilities & accrued expenses	—	357	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	12,262	(58)	—	(58)
Foreign currency contracts
Foreign currency forwards and options	Other liabilities & accrued expenses	139	n/a	(1)	1	(2)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	820	n/a	(86)	—	(86)
Guaranteed withdrawal benefits	Contractholder funds	554	n/a	(39)	—	(39)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,916	n/a	(419)	—	(419)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(9)	—	(9)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	420	n/a	(3)	2	(5)
Credit default swaps – selling protection	Other liabilities & accrued expenses	285	n/a	(29)	1	(30)

Total		8,083	12,619	(627)	23	(650)

Total liability derivatives		8,218	12,619	(646)	$23	$(669)

Total derivatives		$16,179	26,108	$(488)

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

($ in millions)	2012	2011	2010
Effective portion
(Loss) gain recognized in OCI on derivatives during the period	$(6)	$4	$3
Loss recognized in OCI on derivatives during the term of the hedging relationship	(22)	(17)	(22)
(Loss) gain reclassified from AOCI into income (realized capital gains and losses)	(1)	(1)	2

       Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be less than $1 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses in 2012, 2011 or 2010.

       The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations for the years ended December 31.

($ in millions)	2012
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$—	$—	$—	$—	$(1)

Subtotal	(1)	—	—	—	—	(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(1)	—	—	—	(1)
Equity and index contracts	—	(4)	—	56	17	69
Embedded derivative financial instruments	—	21	36	134	—	191
Foreign currency contracts	—	(1)	—	—	7	6
Credit default contracts	—	9	—	—	—	9
Other contracts	—	—	—	3	—	3

Subtotal	—	24	36	193	24	277

Total	$(1)	$24	$36	$193	$24	$276

	2011
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(2)	$(8)	$—	$(5)	$—	$(15)
Foreign currency and interest rate contracts	—	—	—	(32)	—	(32)

Subtotal	(2)	(8)	—	(37)	—	(47)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(304)	—	—	—	(304)
Equity and index contracts	—	(43)	—	(2)	(3)	(48)
Embedded derivative financial instruments	—	(37)	(32)	(38)	—	(107)
Foreign currency contracts	—	(12)	—	—	2	(10)
Credit default contracts	—	8	—	—	—	8
Other contracts	—	—	—	7	—	7

Subtotal	—	(388)	(32)	(33)	(1)	(454)

Total	$(2)	$(396)	$(32)	$(70)	$(1)	$(501)

	2010
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(139)	$9	$—	$11	$—	$(119)
Foreign currency and interest rate contracts	—	(2)	—	(18)	—	(20)

Subtotal	(139)	7	—	(7)	—	(139)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(496)	—	—	—	(496)
Equity and index contracts	—	(91)	—	113	18	40
Embedded derivative financial instruments	—	(3)	(28)	34	—	3
Foreign currency contracts	—	(10)	—	—	(3)	(13)
Credit default contracts	—	(8)	—	—	—	(8)
Other contracts	—	—	—	3	—	3

Subtotal	—	(608)	(28)	150	15	(471)

Total	$(139)	$(601)	$(28)	$143	$15	$(610)

       The following table provides a summary of the changes in fair value of the Company's fair value hedging relationships in the Consolidated Statements of Operations for the years ended December 31.

($ in millions)	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
2012
Net investment income	$3	$—	$—	$(3)

Total	$3	$—	$—	$(3)

2011
Interest credited to contractholder funds	$(7)	$(34)	$41	$—
Net investment income	26	—	—	(26)
Realized capital gains and losses	(8)	—	—	—

Total	$11	$(34)	$41	$(26)

2010
Interest credited to contractholder funds	$—	$(48)	$48	$—
Net investment income	(33)	—	—	33
Realized capital gains and losses	9	(2)	—	—

Total	$(24)	$(50)	$48	$33

       The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements ("MNAs") and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2012, counterparties pledged $29 million in cash and securities to the Company, and the Company pledged $26 million in securities to counterparties which includes $25 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $1 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

($ in millions)	2012				2011
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	—	$—	$—	$—	1	$25	$1	$1
A+	2	29	1	1	4	3,026	26	5
A	4	2,450	13	2	3	5,307	15	1
A-	3	797	8	2	2	3,815	25	—
BBB+	1	3,617	11	—	2	57	41	41

Total	10	$6,893	$33	$5	12	$12,230	$108	$48

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

       Certain of the Company's derivative instruments contain credit-risk-contingent termination events, cross-default provisions and credit support annex agreements. Credit-risk-contingent termination events allow the counterparties to terminate the derivative on certain dates if AIC's, ALIC's or Allstate Life Insurance Company of New York's ("ALNY") financial strength credit ratings by Moody's or S&P fall below a certain level or in the event AIC, ALIC or ALNY are no longer rated by either Moody's or S&P. Credit-risk-contingent cross-default provisions allow the counterparties to terminate the derivative instruments if the Company defaults by pre-determined threshold amounts on certain debt instruments. Credit-risk-contingent credit support annex agreements specify the amount of collateral the Company must post to counterparties based on AIC's, ALIC's or ALNY's financial strength credit ratings by Moody's or S&P, or in the event AIC, ALIC or ALNY are no longer rated by either Moody's or S&P.

       The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position as of December 31, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)	2012	2011
Gross liability fair value of contracts containing credit-risk-contingent features	$65	$153
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(31)	(69)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(25)	(76)

Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$9	$8

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

       The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

	Notional amount
($ in millions)
					BB and lower		Fair value
	AAA	AA	A	BBB		Total
December 31, 2012
Single name
Investment grade corporate debt (1)	$5	$20	$53	$80	$10	$168	$—
Municipal	—	25	—	—	—	25	(3)

Subtotal	5	45	53	80	10	193	(3)
Baskets
First-to-default
Municipal	—	—	100	—	—	100	(26)

Subtotal	—	—	100	—	—	100	(26)
Index
Investment grade corporate debt (1)	—	3	79	204	14	300	2

Total	$5	$48	$232	$284	$24	$593	$(27)

December 31, 2011
Single name
Investment grade corporate debt (1)	$—	$90	$88	$160	$30	$368	$(7)
High yield debt	—	—	—	—	2	2	—
Municipal	—	135	—	—	—	135	(12)

Subtotal	—	225	88	160	32	505	(19)
Baskets
Tranche
Investment grade corporate debt (1)	—	—	—	—	65	65	(29)
First-to-default
Municipal	—	—	100	—	—	100	(33)

Subtotal	—	—	100	—	65	165	(62)

Total	$—	$225	$188	$160	$97	$670	$(81)

(1)
Investment grade corporate debt categorization is based on the rating of the underlying name(s) at initial purchase.

       In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default ("FTD") structure or a specific tranche of a basket, or credit derivative index ("CDX") that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement. With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the reference entity's public fixed maturity cash instruments and swap rates at the time the agreement is executed. With a FTD basket or a tranche of a basket, because of the additional credit risk inherent in a basket of named reference entities, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names. CDX is utilized to take a position on multiple (generally 125) reference entities. Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference entities. If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement. In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset. When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at the time of settlement. When a credit event occurs in a tranche of a basket, there is no immediate impact to the Company until cumulative losses in the basket exceed the contractual subordination. To date, realized losses have not exceeded the subordination. For CDX, the reference entity's name incurring the credit event is removed from the index while the contract continues until expiration. The maximum payout on a CDS is the contract notional amount. A physical settlement may afford the Company with recovery rights as the new owner of the asset.

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

Off-balance sheet financial instruments

       The contractual amounts of off-balance sheet financial instruments as of December 31 are as follows:

($ in millions)	2012	2011
Commitments to invest in limited partnership interests	$2,080	$2,015
Commitments to extend mortgage loans	67	84
Private placement commitments	54	83
Other loan commitments	7	26

       In the preceding table, the contractual amounts represent the amount at risk if the contract is fully drawn upon, the counterparty defaults and the value of any underlying security becomes worthless. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk.

       Commitments to invest in limited partnership interests represent agreements to acquire new or additional participation in certain limited partnership investments. The Company enters into these agreements in the normal course of business. Because the investments in limited partnerships are not actively traded, it is not practical to estimate the fair value of these commitments.

       Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at a predetermined interest rate. Commitments generally have fixed expiration dates or other termination clauses. The fair value of commitments to extend mortgage loans, which are secured by the underlying properties, is $1 million as of December 31, 2012, and is valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers.

       Private placement commitments represent conditional commitments to purchase private placement debt and equity securities at a specified future date. The Company enters into these agreements in the normal course of business. The fair value of these commitments generally cannot be estimated on the date the commitment is made as the terms and conditions of the underlying private placement securities are not yet final.

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

       Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

($ in millions)	2012		2011	2010
Balance as of January 1	$20,375		$19,468	$19,167
Less reinsurance recoverables	2,588		2,072	2,139

Net balance as of January 1	17,787		17,396	17,028

Esurance acquisition as of October 7, 2011	(13	) (1)	425	—
Incurred claims and claims expense related to:
Current year	19,149		20,496	19,110
Prior years	(665)		(335)	(159)

Total incurred	18,484		20,161	18,951

Claims and claims expense paid related to:
Current year	12,545		13,893	12,012
Prior years	6,435		6,302	6,571

Total paid	18,980		20,195	18,583

Net balance as of December 31	17,278		17,787	17,396
Plus reinsurance recoverables	4,010		2,588	2,072

Balance as of December 31	$21,288		$20,375	$19,468

(1)
The Esurance opening balance sheet reserves were reestimated in 2012 resulting in a reduction in reserves due to lower severity. The adjustment was recorded as a reduction in goodwill and an increase in payables to the seller under the terms of the purchase agreement and therefore had no impact on claims expense.

       Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $2.35 billion, $3.82 billion and $2.21 billion in 2012, 2011 and 2010, respectively, net of reinsurance and other recoveries (see Note 10). Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company's results of operations and financial position.

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

       During 2012, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $365 million primarily due to claim severity development that was better than expected, net decreases in homeowners reserves of $321 million due to favorable catastrophe reserve reestimates, and net decreases in other reserves of $30 million. Incurred claims and claims expense includes favorable catastrophe loss reestimates of $410 million, net of reinsurance and other recoveries.

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

       For further discussion of asbestos and environmental reserves, see Note 14.

9.    Reserve for Life-Contingent Contract Benefits and Contractholder Funds

       As of December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2012	2011
Immediate fixed annuities:
Structured settlement annuities	$7,274	$7,075
Other immediate fixed annuities	2,386	2,350
Traditional life insurance	3,110	3,004
Accident and health insurance	2,011	1,859
Other	114	118

Total reserve for life-contingent contract benefits	$14,895	$14,406

       The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 1.3% to 9.2%	Present value of contractually specified future benefits
Other immediate fixed annuities

1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications; Annuity 2000 mortality table; 1983 individual annuity mortality table with internal modifications

		Interest rate assumptions range from 0.1% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 4.0% to 11.3%	Net level premium reserve method using the Company's withdrawal experience rates; includes reserves for unpaid claims
Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 3.0% to 7.0%	Unearned premium; additional contract reserves for mortality risk and unpaid claims
Other:
Variable annuity guaranteed minimum death benefits (1)	Annuity 2000 mortality table with internal modifications	Interest rate assumptions range from 4.0% to 5.8%	Projected benefit ratio applied to cumulative assessments

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

A liability of $771 million and $594 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2012 and 2011, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

       As of December 31, contractholder funds consist of the following:

($ in millions)	2012	2011
Interest-sensitive life insurance	$11,011	$10,826
Investment contracts:
Fixed annuities	25,881	29,049
Funding agreements backing medium-term notes	1,867	1,929
Other investment contracts	560	528

Total contractholder funds	$39,319	$42,332

       The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0% to 11.0% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 0% to 9.8% for immediate annuities; (8.0)% to 13.5% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.1% to 6.3% for all other products

Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 24.3% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Funding agreements backing medium-term notes	Interest rates credited range from 3.0% to 5.4% (excluding currency-swapped medium-term notes)	Not applicable
Other investment contracts:
Guaranteed minimum income, accumulation and withdrawal benefits on variable (1) and fixed annuities and secondary guarantees on interest-sensitive life insurance and fixed annuities	Interest rates used in establishing reserves range from 1.7% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract

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

       Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2012	2011
Balance, beginning of year	$42,332	$48,195
Deposits	2,275	2,318
Interest credited	1,323	1,629
Benefits	(1,463)	(1,461)
Surrenders and partial withdrawals	(3,990)	(4,935)
Bank withdrawals	—	(1,463)
Maturities of and interest payments on institutional products	(138)	(867)
Contract charges	(1,066)	(1,028)
Net transfers from separate accounts	11	12
Fair value hedge adjustments for institutional products	—	(34)
Other adjustments	35	(34)

Balance, end of year	$39,319	$42,332

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

       Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $5.23 billion and $5.54 billion of equity, fixed income and balanced mutual funds and $721 million and $837 million of money market mutual funds as of December 31, 2012 and 2011, respectively.

       The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	December 31,
	2012	2011
In the event of death
Separate account value	$5,947	$6,372
Net amount at risk (1)	$1,044	$1,502
Average attained age of contractholders	67 years	66 years
At annuitization (includes income benefit guarantees)
Separate account value	$1,416	$1,489
Net amount at risk (2)	$418	$574
Weighted average waiting period until annuitization options available	None	1 year
For cumulative periodic withdrawals
Separate account value	$532	$587
Net amount at risk (3)	$16	$27
Accumulation at specified dates
Separate account value	$811	$906
Net amount at risk (4)	$50	$78
Weighted average waiting period until guarantee date	6 years	6 years

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

       The following table summarizes the liabilities for guarantees:

($ in millions)	Liability for guarantees related to death benefits and interest- sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2011 (1)	$289	$191	$164	$644
Less reinsurance recoverables	116	175	162	453

Net balance as of December 31, 2011	173	16	2	191
Incurred guarantee benefits	25	(1)	2	26
Paid guarantee benefits	(2)	—	—	(2)

Net change	23	(1)	2	24
Net balance as of December 31, 2012	196	15	4	215
Plus reinsurance recoverables	113	220	125	458

Balance, December 31, 2012 (2)	$309	$235	$129	$673

Balance, December 31, 2010 (3)	$236	$227	$136	$599
Less reinsurance recoverables	93	210	135	438

Net balance as of December 31, 2010	143	17	1	161
Incurred guarantee benefits	30	(1)	1	30
Paid guarantee benefits	—	—	—	—

Net change	30	(1)	1	30
Net balance as of December 31, 2011	173	16	2	191
Plus reinsurance recoverables	116	175	162	453

Balance, December 31, 2011 (1)	$289	$191	$164	$644

(1)
Included in the total liability balance as of December 31, 2011 are reserves for variable annuity death benefits of $116 million, variable annuity income benefits of $175 million, variable annuity accumulation benefits of $105 million, variable annuity withdrawal benefits of $57 million and other guarantees of $191 million.
(2)
Included in the total liability balance as of December 31, 2012 are reserves for variable annuity death benefits of $112 million, variable annuity income benefits of $221 million, variable annuity accumulation benefits of $86 million, variable annuity withdrawal benefits of $39 million and other guarantees of $215 million.
(3)
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

10.  Reinsurance

       The effects of reinsurance on property-liability insurance premiums written and earned and life and annuity premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Property-liability insurance premiums written
Direct	$28,103	$27,066	$26,984
Assumed	35	22	29
Ceded	(1,111)	(1,108)	(1,106)

Property-liability insurance premiums written, net of reinsurance	$27,027	$25,980	$25,907

Property-liability insurance premiums earned
Direct	$27,794	$27,016	$27,015
Assumed	33	24	34
Ceded	(1,090)	(1,098)	(1,092)

Property-liability insurance premiums earned, net of reinsurance	$26,737	$25,942	$25,957

Life and annuity premiums and contract charges
Direct	$2,860	$2,953	$2,935
Assumed	55	35	37
Ceded	(674)	(750)	(804)

Life and annuity premiums and contract charges, net of reinsurance	$2,241	$2,238	$2,168

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

Property-Liability reinsurance recoverable

       Total amounts recoverable from reinsurers as of December 31, 2012 and 2011 were $4.08 billion and $2.67 billion, respectively, including $69 million and $86 million, respectively, related to property-liability losses paid by the Company and billed to reinsurers, and $4.01 billion and $2.59 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid.

       With the exception of the recoverable balances from the Michigan Catastrophic Claim Association ("MCCA"), Lloyd's of London and other industry pools and facilities, the largest reinsurance recoverable balance the Company had outstanding was $95 million and $98 million from Westport Insurance Corporation (formerly Employers' Reinsurance Company) as of December 31, 2012 and 2011, respectively. No other amount due or estimated to be due from any single property-liability reinsurer was in excess of $42 million and $36 million as of December 31, 2012 and 2011, respectively.

       The allowance for uncollectible reinsurance was $87 million and $103 million as of December 31, 2012 and 2011, respectively, and is related to the Company's Discontinued Lines and Coverages segment.

Industry pools and facilities

       Reinsurance recoverable on paid and unpaid claims including IBNR as of December 31, 2012 and 2011 includes $2.59 billion and $1.71 billion, respectively, from the MCCA. The MCCA is a mandatory insurance coverage and reinsurance reimbursement mechanism for personal injury protection losses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year. The retention level is $500 thousand per claim for the fiscal years ending June 30, 2013 and 2012. The MCCA is funded by assessments from member companies who, in turn, can recover assessments from policyholders. There have been no significant uncollectible balances from the MCCA.

       Allstate sells and administers policies as a participant in the National Flood Insurance Program ("NFIP"). The amounts recoverable as of December 31, 2012 and 2011 were $428 million and $33 million, respectively. Ceded premiums earned include $311 million, $312 million and $306 million in 2012, 2011 and 2010, respectively. Ceded losses incurred include $758 million, $196 million and $50 million in 2012, 2011 and 2010, respectively. Under the arrangement, the Federal Government is obligated to pay all claims.

       Ceded premiums earned under the Florida Hurricane Catastrophe Fund ("FHCF") agreement were $18 million, $27 million and $15 million in 2012, 2011 and 2010, respectively. There were no ceded losses incurred in 2012. Ceded losses incurred were $8 million and $10 million in 2011 and 2010, respectively. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $89 million for the 2 largest hurricanes and $30 million for other hurricanes, up to a maximum total of $236 million effective from June 1, 2012 to May 31, 2013. There were no amounts recoverable from the FHCF as of December 31, 2012 or 2011.

Catastrophe reinsurance

       The Company has the following catastrophe reinsurance treaties in effect as of December 31, 2012:

  •
  Nationwide Per Occurrence Excess Catastrophe Reinsurance agreement comprises nine contracts, placed in seven layers, incepting as of June 1, 2011 and with one, two and three year terms. This agreement reinsures Allstate Protection personal lines auto and property business countrywide, in all states except Florida and New Jersey, for excess catastrophe losses caused by multiple perils. The first five layers, which are 95% placed and subject to reinstatement, comprise three contracts and cover $3.25 billion in per occurrence losses subject to a $500 million retention and after $250 million in losses "otherwise recoverable." Losses from multiple qualifying occurrences can apply to this $250 million threshold which applies once to each contract year and only to the agreement's first layer. The sixth layer, which is 82.33% placed and not subject to reinstatement, comprises five contracts: two existing contracts expiring May 31, 2013 and May 31, 2014, and three additional contracts expiring May 31, 2013, May 31, 2014, and May 31, 2015. It covers $500 million in per occurrence losses in excess of a $3.25 billion retention. The seventh layer, which is 83.12% placed and not subject to reinstatement, consists of one contract expiring May 31, 2013, and covers $475 million in per occurrence losses in excess of a $3.75 billion retention.

  •
  Top and Drop Excess Catastrophe Reinsurance agreement comprising a three year term contract, incepting June 1, 2011, and providing $250 million of reinsurance limits which may be used for Coverage A, Coverage B, or a combination of both. Coverage A reinsures 12.67% of $500 million in limits excess of a $3.25 billion retention. Coverage B provides 25.32% of $250 million in limits excess of a $750 million retention and after $500 million in losses "otherwise recoverable" under the agreement. Losses from multiple qualifying occurrences can apply to this $500 million threshold.

       Losses recoverable under the Company's New Jersey, Kentucky and Pennsylvania reinsurance agreements, described below, are disregarded when determining coverage under the Nationwide Per Occurrence Excess Catastrophe Reinsurance agreement and the Top and Drop Excess Catastrophe Reinsurance agreement.

  •
  New Jersey Excess Catastrophe Reinsurance agreement, comprising three contracts, provides coverage for Allstate Protection personal lines property excess catastrophe losses for multiple perils in New Jersey. Two contracts, expiring May 31, 2014 and May 31, 2015, provide 31.66% of a $400 million limit excess of a $139 million retention and 31.67% of a $400 million limit excess of a $150 million retention, respectively. Each contract contains one reinstatement each year. A third contract, expiring May 31, 2013, is placed in two layers: the first layer provides 32% of $300 million of limits in excess of a $171 million retention, and the second layer provides 42% of $200 million of limits in excess of a $471 million retention. Each layer includes one reinstatement per contract year. The reinsurance premium and retention applicable to the agreement are subject to redetermination for exposure changes annually.

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

  •
  Pennsylvania Excess Catastrophe Reinsurance agreement provides coverage for Allstate Protection personal lines property excess catastrophe losses in the state for multi-perils effective June 1, 2012 through May 31, 2015. The agreement provides three limits of $100 million excess of a $100 million retention subject to two limits being available in any one contract year and is 95% placed.

  •
  Five separate contracts for Castle Key Insurance Company and its subsidiary ("Castle Key") provide coverage for personal lines property excess catastrophe losses in Florida and coordinate coverage with Castle Key's participation in the FHCF, effective June 1, 2012 to May 31, 2013. The agreement, including the contract that provides coverage through the FHCF, provides an estimated provisional limit of $666 million excess of a provisional retention of $30 million.

       The Company ceded premiums earned of $531 million, $531 million and $582 million under catastrophe reinsurance agreements in 2012, 2011 and 2010, respectively.

Asbestos, environmental and other

       Reinsurance recoverables include $190 million and $193 million from Lloyd's of London as of December 31, 2012 and 2011, respectively. Lloyd's of London, through the creation of Equitas Limited, implemented a restructuring plan in 1996 to solidify its capital base and to segregate claims for years prior to 1993.

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

       In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. Allstate Financial had reinsurance recoverables of $1.69 billion and $1.68 billion as of December 31, 2012 and 2011, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements. In 2012, life and annuity premiums and contract charges of $128 million, contract benefits of $91 million, interest credited to contractholder funds of $23 million, and operating costs and expenses of $25 million were ceded to Prudential. In 2011, life and annuity premiums and contract charges of $152 million, contract benefits of $121 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $27 million were ceded to Prudential. In 2010, life and annuity premiums and contract charges of $171 million, contract benefits of $152 million, interest credited to contractholder funds of $29 million, and operating costs and expenses of $31 million were ceded to Prudential. In addition, as of December 31, 2012 and 2011 Allstate Financial had reinsurance recoverables of $160 million and $165 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

       As of December 31, 2012, the gross life insurance in force was $536.04 billion of which $209.87 billion was ceded to the unaffiliated reinsurers.

       Allstate Financial's reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2012	2011
Annuities	$1,831	$1,827
Life insurance	1,609	1,600
Long-term care insurance	1,163	1,063
Other	85	87

Total Allstate Financial	$4,688	$4,577

       As of December 31, 2012 and 2011, approximately 95% and 94%, respectively, of Allstate Financial's reinsurance recoverables are due from companies rated A- or better by S&P.

11.   Deferred Policy Acquisition and Sales Inducement Costs

       Deferred policy acquisition costs for the years ended December 31 are as follows:

	2012
($ in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$2,523	$1,348	$3,871
Acquisition costs deferred	371	3,531	3,902
Amortization charged to income	(401)	(3,483)	(3,884)
Effect of unrealized gains and losses	(268)	—	(268)

Balance, end of year	$2,225	$1,396	$3,621

	2011
($ in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$2,859	$1,321	$4,180
Esurance acquisition present value of future profits	—	42	42
Acquisition costs deferred	333	3,462	3,795
Amortization charged to income	(494)	(3,477)	(3,971)
Effect of unrealized gains and losses	(175)	—	(175)

Balance, end of year	$2,523	$1,348	$3,871

	2010
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,398	$1,355	$4,753
Acquisition costs deferred	385	3,483	3,868
Amortization charged to income	(290)	(3,517)	(3,807)
Effect of unrealized gains and losses	(634)	—	(634)

Balance, end of year	$2,859	$1,321	$4,180

       DSI activity for Allstate Financial, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2012	2011	2010
Balance, beginning of year	$41	$86	$195
Sales inducements deferred	22	7	14
Amortization charged to income	(14)	(23)	(27)
Effect of unrealized gains and losses	(8)	(29)	(96)

Balance, end of year	$41	$41	$86

12.  Capital Structure

Debt outstanding

       Total debt outstanding as of December 31 consisted of the following:

($ in millions)	2012	2011
6.125% Senior Notes, due 2012 (1)	$—	$350
7.50% Debentures, due 2013	250	250
5.00% Senior Notes, due 2014 (1)	650	650
6.20% Senior Notes, due 2014 (1)	300	300
6.75% Senior Debentures, due 2018	250	250
7.45% Senior Notes, due 2019 (1)	700	700
6.125% Senior Notes, due 2032 (1)	250	250
5.35% Senior Notes due 2033 (1)	400	400
5.55% Senior Notes due 2035 (1)	800	800
5.95% Senior Notes, due 2036 (1)	650	650
6.90% Senior Debentures, due 2038	250	250
5.20% Senior Notes, due 2042 (1)	500	—
6.125% Junior Subordinated Debentures, due 2067	500	500
6.50% Junior Subordinated Debentures, due 2067	500	500
Synthetic lease VIE obligations, floating rates, due 2014	44	44
Federal Home Loan Bank ("FHLB") advances, due 2018	13	14

Total long-term debt	6,057	5,908
Short-term debt (2)	—	—

Total debt	$6,057	$5,908

(1)
Senior Notes are subject to redemption at the Company's option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.
(2)
The Company classifies any borrowings which have a maturity of twelve months or less at inception as short-term debt.

       Total debt outstanding by maturity as of December 31, 2012 is as follows:

($ in millions)
Due within one year or less	$250
Due after one year through 5 years	994
Due after 5 years through 10 years	963
Due after 10 years through 20 years	250
Due after 20 years	3,600

Total debt	$6,057

       On January 10, 2013, the Company issued $500 million of 5.10% Fixed-to-Floating Rate Subordinated Debentures due 2053 ("Subordinated Debentures"). The proceeds of this issuance will be used for general corporate purposes, including the repurchase of the Company's common stock through open market purchases from time to time or through an accelerated repurchase program.

       The Subordinated Debentures may be redeemed (i) in whole at any time or in part from time to time on or after January 15, 2023 at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption; provided that if the Subordinated Debentures are not redeemed in whole, at least $25 million aggregate principal amount must remain outstanding, or (ii) in whole, but not in part, prior to January 15, 2023, within 90 days after the occurrence of certain tax and rating agency events, at their principal amount or, if greater, a make-whole redemption price, plus accrued and unpaid interest to, but excluding, the date of redemption.

       Interest on the Subordinated Debentures is payable quarterly at the stated fixed annual rate to January 14, 2023, or any earlier redemption date, and then at an annual rate equal to the three-month LIBOR plus 3.165%. The Company may elect to defer payment of interest on the Subordinated Debentures for one or more consecutive interest periods that do not exceed five years. During a deferral period, interest will continue to accrue on the Subordinated Debentures at the then-applicable rate and deferred interest will compound on each interest payment date. If all deferred interest on the Subordinated Debentures is paid, the Company can again defer interest payments.

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

       In connection with the issuance of the Debentures, the Company entered into replacement capital covenants ("RCCs"). These covenants were not intended for the benefit of the holders of the Debentures and could not be enforced by them. Rather, they were for the benefit of holders of one or more other designated series of the Company's indebtedness ("covered debt"), initially the 6.90% Senior Debentures due 2038. At the time of the issuance of the Subordinated Debentures, the Company terminated the existing RCCs and entered into new RCCs designating the 6.75% Senior Debentures due 2018 as the covered debt. Pursuant to the new RCCs, the Company has agreed that it will not repay, redeem, or purchase the Debentures on or before May 15, 2067 and May 15, 2047 for Series A and Series B, respectively, (or such earlier date on which the new RCCs terminate by their terms) unless, subject to certain limitations, the Company has received net cash proceeds in specified amounts from the sale of common stock or certain other qualifying securities. The promises and covenants contained in the new RCC will not apply if (i) S&P upgrades the Company's issuer credit rating to A or above, (ii) the Company redeems the Debentures due to a tax event, (iii) after notice of redemption has been given by the Company and a market disruption event occurs preventing the Company from raising proceeds in accordance with the new RCCs, or (iv) if the Company repurchases or redeems up to 10% of the outstanding principal of the Debentures in any one-year period, provided that no more than 25% will be so repurchased, redeemed or purchased in any ten-year period.

       The new RCCs terminate in 2067 and 2047 for Series A and Series B, respectively. The new RCCs will terminate prior to their scheduled termination date if (i) the applicable series of Debentures is no longer outstanding and the Company has fulfilled its obligations under the new RCCs or they are no longer applicable, (ii) the holders of a majority of the then-outstanding principal amount of the then-effective series of covered debt consent to agree to the termination of the new RCCs, (iii) the Company does not have any series of outstanding debt that is eligible to be treated as covered debt under the new RCCs, (iv) the applicable series of Debentures is accelerated as a result of an event of default, (v) certain rating agency or change in control events occur, (vi) S&P, or any successor thereto, no longer assigns a solicited rating on senior debt issued or guaranteed by the Company, or (vii) the termination of the new RCCs would have no effect on the equity credit provided by S&P with respect to the Debentures. An event of default, as defined by the supplemental indenture, includes default in the payment of interest or principal and bankruptcy proceedings.

       The Company is the primary beneficiary of a consolidated VIE used to acquire up to 19 automotive collision repair stores ("synthetic lease"). In 2011, the Company renewed the synthetic lease for a three-year term at a floating rate due 2014. The Company's Consolidated Statements of Financial Position include $30 million and $32 million of property and equipment, net and $44 million and $44 million of long-term debt as of December 31, 2012 and 2011, respectively.

       To manage short-term liquidity, the Company maintains a commercial paper program and a credit facility as a potential source of funds. These include a $1.00 billion unsecured revolving credit facility and a commercial paper program with a borrowing limit of $1.00 billion. The credit facility has an initial term of five years expiring in April 2017. The Company has the option to extend the expiration by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capitalization ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company's senior unsecured, unguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2012 or 2011. The Company had no commercial paper outstanding as of December 31, 2012 or 2011.

       The Company paid $366 million, $363 million and $363 million of interest on debt in 2012, 2011 and 2010, respectively.

       During 2012, the Company filed a universal shelf registration statement with the Securities and Exchange Commission ("SEC") that expires in 2015. The registration statement covers an unspecified amount of securities and can be used to issue debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.

Capital stock

       The Company had 900 million shares of issued common stock of which 479 million shares were outstanding and 421 million shares were held in treasury as of December 31, 2012. In 2012, the Company reacquired 27 million shares at an average cost of $34.11 and reissued 5 million shares under equity incentive plans.

13.  Company Restructuring

       The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate's multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges, and totaled $34 million, $44 million and $30 million in 2012, 2011 and 2010, respectively.

       The following table presents changes in the restructuring liability in 2012.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2011	$5	$5	$10
Expense incurred	10	5	15
Adjustments to liability	—	—	—
Payments applied against liability	(9)	(7)	(16)

Balance as of December 31, 2012	$6	$3	$9

       The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. As of December 31, 2012, the cumulative amount incurred to date for active programs totaled $85 million for employee costs and $50 million for exit costs.

14.  Commitments, Guarantees and Contingent Liabilities

Leases

       The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $243 million, $256 million and $256 million in 2012, 2011 and 2010, respectively.

       Minimum rental commitments under noncancelable capital and operating leases with an initial or remaining term of more than one year as of December 31, 2012 are as follows:

($ in millions)	Capital leases	Operating leases
2013	$19	$166
2014	17	130
2015	7	99
2016	7	72
2017	2	43
Thereafter	11	70

Total	$63	$580

Present value of minimum capital lease payments	$55

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

       Castle Key is subject to assessments from Citizens Property Insurance Corporation in the state of Florida ("FL Citizens"), which was initially created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. FL Citizens, at the discretion and direction of its Board of Governors ("FL Citizens Board"), can levy a regular assessment on assessable insurers and assessable insureds for a deficit in any calendar year up to a maximum of the greater of 2% of the deficit or 2% of Florida property premiums industry-wide for the prior year. Prior to July 2012, the assessment rate was 6%. The base of assessable insurers includes all property and casualty premiums in the state, except workers' compensation, medical malpractice, accident and health insurance and policies written under the NFIP. An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup this assessment, an insurer must file for a policy surcharge with the Florida Office of Insurance Regulation ("FL OIR") at least fifteen days prior to imposing the surcharge on policies. If a deficit remains after the regular assessment, FL Citizens can also levy emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to FL Citizens as collected.

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

       As of December 31, 2012, the CEA's capital balance was approximately $4.20 billion. Should losses arising from an earthquake cause a deficit in the CEA, additional funding would be obtained from the proceeds of revenue bonds the CEA may issue, an existing $3.56 billion reinsurance layer, and finally, if needed, assessments on participating insurance companies. The authority of the CEA to assess participating insurers extends through December 1, 2018. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.56 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second additional assessment, currently estimated not to exceed $500 million, if aggregate CEA earthquake losses exceed $10.14 billion and the capital of the CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA's capital to a level of $350 million. There is no provision that allows insurers to recover assessments through a premium surcharge or other mechanism. The CEA's projected aggregate claim paying capacity is $10.14 billion as of December 31, 2012 and if an event were to result in claims greater than its capacity, affected policyholders would be paid a prorated portion of their covered losses.

       All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of April 1, 2012, the Company's share of the CEA was 15.8%. The Company does not expect its CEA market share to materially change. At this level, the Company's maximum possible CEA assessment would be $325 million during 2013. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.

Texas Windstorm Insurance Association

       The Company participates in the mandatory coverage provided by the Texas Windstorm Insurance Association ("TWIA"), for losses relating to hurricane activity. Amounts assessed to each company are allocated based upon its proportion of business written. In September 2008, TWIA assessed the Company $66 million for losses relating to Hurricane Ike. The assessment was based on 2007 direct voluntary writings in the State of Texas. The Company expects to recoup $35 million of the assessment via premium tax offsets over a five year period. The Company has recouped $28 million as of December 31, 2012 and expects to recoup the remaining $7 million in 2013. The remaining $31 million of the assessment was eligible for cession under the Company's reinsurance program. The TWIA board has not indicated the likelihood of any possible future assessments to insurers at this time. However, assessments from the TWIA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company's exposure to losses in Texas has been significantly reduced as a result of its participation in the TWIA.

Guaranty funds

       Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company's policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile's statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. As of December 31, 2012 and 2011, the liability balance included in other liabilities and accrued expenses was $49 million and $53 million, respectively. The related premium tax offsets included in other assets were $32 million and $35 million as of December 31, 2012 and 2011, respectively.

PMI runoff support agreement

       The Company has certain limited rights and obligations under a capital support agreement ("Runoff Support Agreement") with PMI Mortgage Insurance Company ("PMI"), the primary operating subsidiary of PMI Group, related to the Company's disposition of PMI in prior years. Under the Runoff Support Agreement, the Company would be required to pay claims on PMI policies written prior to October 28, 1994 if PMI fails certain financial covenants and fails to pay such claims. The agreement only covers these policies and not any policies issued on or after that date. In the event any amounts are so paid, the Company would receive a commensurate amount of preferred stock or subordinated debt of PMI Group or PMI. The Runoff Support Agreement also restricts PMI's ability to write new business and pay dividends under certain circumstances. On October 20, 2011, the Director of the Arizona Department of Insurance took control of the PMI insurance companies; effective October 24, 2011, the Director instituted a partial claim payment plan: claim payments will be made at 50%, with the remaining amount deferred as a policyholder claim. The effect of these developments to the Company is uncertain. The Company has not received any notices or requests for payments under this agreement. Management does not believe these developments will have a material effect on results of operations, cash flows or financial position of the Company.

Guarantees

       The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2012, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $46 million as of December 31, 2012. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

       The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $5 million as of December 31, 2012. The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

       The aggregate liability balance related to all guarantees was not material as of December 31, 2012.

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

       As of December 31, 2012, the Company estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $830 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

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

       Allstate is vigorously defending a class action lawsuit in Montana state court challenging aspects of its claim handling practices in Montana. The plaintiff alleges that the Company adjusts claims made by individuals who do not have attorneys in a manner that unfairly resulted in lower payments compared to claimants who were represented by attorneys. In January 2012, the court certified a class of Montana claimants who were not represented by attorneys with respect to the resolution of auto accident claims. The court certified the class to cover an indefinite period that commences in the mid-1990's. The certified claims include claims for declaratory judgment, injunctive relief and punitive damages in an unspecified amount. Injunctive relief may include a claim process by which unrepresented claimants could request that their claims be readjusted. No compensatory damages are sought on behalf of the class. To date no discovery has occurred related to the potential value of the class members' claims. The Company has asserted various defenses with respect to the plaintiff's claims which have not been finally resolved, and has appealed the order certifying the class. The proposed injunctive relief claim process would be subject to defenses and offsets ordinarily associated with the adjustment of claims. Any differences in amounts paid to class members compared to what class members might be paid under a different process would be speculative and subject to individual variation and determination dependent upon the individual circumstances presented by each class claimant. In the Company's judgment a loss is not probable.

       Allstate had been vigorously defending a lawsuit in regards to certain claims employees involving worker classification issues. This lawsuit was a certified class action challenging a state wage and hour law. In this case, plaintiffs sought actual damages in an amount to be proven at trial, liquidated damages in an amount equal to an unspecified percentage of the aggregate underpayment of wages to be proven at trial, as well as attorneys' fees and costs. Plaintiffs did not make a settlement demand nor did they allege the amount of damages with any specificity. In December 2009, the liability phase of the case was tried, and, in July 2010, the trial court issued its decision finding in favor of Allstate on all claims. The plaintiffs appealed the decision in favor of Allstate to the first level appellate court. In May 2012, the court heard oral argument on the plaintiffs' appeal and affirmed the trial court's decision. The plaintiffs subsequently filed a petition for review with the Illinois Supreme Court, asking it to review the lower courts' decisions. In December 2012, the Supreme Court denied plaintiffs' petition for review, thereby affirming the trial court's decision and ending this case.

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

Asbestos and environmental

       Allstate's reserves for asbestos claims were $1.03 billion and $1.08 billion, net of reinsurance recoverables of $496 million and $529 million, as of December 31, 2012 and 2011, respectively. Reserves for environmental claims were $193 million and $185 million, net of reinsurance recoverables of $48 million and $40 million, as of December 31, 2012 and 2011, respectively. Approximately 58% and 59% of the total net asbestos and environmental reserves as of December 31, 2012 and 2011, respectively, were for incurred but not reported estimated losses.

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

       The reconciliation of the change in the amount of unrecognized tax benefits for the years ended December 31 is as follows:

($ in millions)	2012	2011	2010
Balance — beginning of year	$25	$25	$22
Increase for tax positions taken in a prior year	—	—	1
Decrease for tax positions taken in a prior year	—	—	—
Increase for tax positions taken in the current year	—	—	2
Decrease for tax positions taken in the current year	—	—	—
(Decrease) increase for settlements	—	—	—
Reductions due to lapse of statute of limitations	—	—	—

Balance — end of year	$25	$25	$25

       The Company believes it is reasonably possible that the liability balance will be reduced by $25 million within the next twelve months upon the resolution of an outstanding issue resulting from the 2005-2006 and 2007-2008 IRS examinations. Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the Company's effective tax rate.

       The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company did not record interest income or expense relating to unrecognized tax benefits in income tax expense in 2012, 2011 or 2010. As of December 31, 2012 and 2011, there was no interest accrued with respect to unrecognized tax benefits. No amounts have been accrued for penalties.

       The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2012	2011
Deferred assets
Unearned premium reserves	$666	$656
Difference in tax bases of invested assets	353	564
Discount on loss reserves	280	315
Pension	278	255
Other postretirement benefits	218	188
Accrued compensation	212	213
Alternative minimum tax credit carryforward	165	255
Net operating loss carryforwards	64	203
Life and annuity reserves	—	10
Other assets	55	84

Total deferred assets	2,291	2,743
Valuation allowance	—	(67)

Net deferred assets	2,291	2,676
Deferred liabilities
Unrealized net capital gains	(1,527)	(757)
DAC	(917)	(897)
Life and annuity reserves	(130)	—
Other intangible assets	(107)	(142)
Other liabilities	(207)	(158)

Total deferred liabilities	(2,888)	(1,954)

Net deferred (liability) asset	$(597)	$722

       Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized based on the Company's assessment that the deductions ultimately recognized for tax purposes will be fully utilized. The valuation allowance for deferred tax assets decreased by $67 million in 2012. The decrease was the result of a tax election made to waive the portion of Answer Financial's net operating loss carryforwards that were previously offset by a valuation allowance. The purpose of this tax election was to preserve Allstate's tax basis in Answer Financial.

       As of December 31, 2012, the Company has net operating loss carryforwards of $182 million which will expire at the end of 2014 through 2029. In addition, the Company has an alternative minimum tax credit carryforward of $165 million which will be available to offset future tax liabilities indefinitely.

       The components of income tax expense for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Current	$295	$14	$133
Deferred	705	158	56

Total income tax expense	$1,000	$172	$189

       The Company paid income taxes of $280 million and $32 million in 2012 and 2011, respectively, and received refunds of $8 million in 2010. The Company had a current income tax receivable of $157 million as of both December 31, 2012 and 2011.

       A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(3.0)	(13.6)	(16.1)
Tax credits	(1.4)	(2.1)	(0.5)
Dividends received deduction	(0.5)	(1.8)	(1.5)
Adjustment to prior year tax liabilities	(0.1)	(0.8)	(0.2)
Other	0.3	1.2	0.5

Effective income tax rate	30.3%	17.9%	17.2%

16.  Statutory Financial Information and Dividend Limitations

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

       Statutory net income and capital and surplus of Allstate's domestic insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

($ in millions)	Net income			Capital and surplus
	2012	2011	2010	2012	2011
Amounts by major business type:
Property-Liability (1)	$2,014	$213	$1,064	$13,743	$11,992
Allstate Financial	456	(42)	(430)	3,536	3,600

Amount per statutory accounting practices	$2,470	$171	$634	$17,279	$15,592

(1)
The Property-Liability statutory capital and surplus balances exclude wholly-owned subsidiaries included in the Allstate Financial segment.

Dividend Limitations

       There are no regulatory restrictions that limit the payment of dividends by the Corporation, except those generally applicable to corporations incorporated in Delaware. Dividends are payable only out of certain components of shareholders' equity as permitted by Delaware law. However, the ability of the Corporation to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors.

       The payment of shareholder dividends by AIC without the prior approval of the Illinois Department of Insurance ("IL DOI") is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. AIC paid dividends of $1.51 billion in 2012. The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2013 is $1.95 billion, less dividends paid during the preceding twelve months measured at that point in time. The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30 days notice period. Additionally, any dividend or other distribution must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for AIC totaled $11.65 billion as of December 31, 2012, and cannot result in capital and surplus being less than the minimum amount required by law. All state insurance regulators have adopted risk-based capital ("RBC") requirements developed by the NAIC. Maintaining statutory capital and surplus at a level in excess of the company action level allows the insurance company to avoid RBC regulatory action. AIC's total statutory capital and surplus exceeds its company action level RBC as of December 31, 2012. These requirements do not represent a significant constraint for the payment of dividends by AIC.

       The amount of restricted net assets, as represented by the Corporation's investment in its insurance subsidiaries, was $25 billion as of December 31, 2012.

Intercompany transactions

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

       The Company also provides certain health care subsidies for eligible employees hired before January 1, 2003 when they retire and their eligible dependents and certain life insurance benefits for eligible employees hired before January 1, 2003 when they retire ("postretirement benefits"). Qualified employees may become eligible for these benefits if they retire in accordance with the terms of the applicable plans and are continuously insured under the Company's group plans or other approved plans in accordance with the plan's participation requirements. The Company shares the cost of retiree medical benefits with non Medicare-eligible retirees based on years of service, with the Company's share being subject to a 5% limit on annual medical cost inflation after retirement. During 2009, the Company decided to change its approach for delivering benefits to Medicare-eligible retirees. The Company no longer offers medical benefits for Medicare-eligible retirees but instead provides a fixed Company contribution (based on years of service and other factors), which is not subject to adjustments for inflation.

       The Company has reserved the right to modify or terminate its benefit plans at any time and for any reason.

Obligations and funded status

       The Company calculates benefit obligations based upon generally accepted actuarial methodologies using the projected benefit obligation ("PBO") for pension plans and the accumulated postretirement benefit obligation ("APBO") for other postretirement plans. The determination of pension costs and other postretirement obligations are determined using a December 31 measurement date. The benefit obligations represent the actuarial present value of all benefits attributed to employee service rendered as of the measurement date. The PBO is measured using the pension benefit formula and assumptions as to future compensation levels. A plan's funded status is calculated as the difference between the benefit obligation and the fair value of plan assets. The Company's funding policy for the pension plans is to make annual contributions at a level that is in accordance with regulations under the Internal Revenue Code ("IRC") and generally accepted actuarial principles. The Company's postretirement benefit plans are not funded.

       The components of the plans' funded status that are reflected in the Consolidated Statements of Financial Position as of December 31 are as follows:

($ in millions)	Pension benefits		Postretirement benefits
	2012	2011	2012	2011
Fair value of plan assets	$5,398	$4,675	$—	$—
Less: Benefit obligation	6,727	5,831	803	716

Funded status	$(1,329)	$(1,156)	$(803)	$(716)

Items not yet recognized as a component of net periodic cost:
Net actuarial loss (gain)	$2,892	$2,546	$(115)	$(211)
Prior service credit	(1)	(3)	(129)	(152)

Unrecognized pension and other postretirement benefit cost, pre-tax	2,891	2,543	(244)	(363)
Deferred income tax	(1,012)	(890)	94	137

Unrecognized pension and other postretirement benefit cost	$1,879	$1,653	$(150)	$(226)

       The increase of $346 million in the pension net actuarial loss during 2012 is primarily related to a decrease in the discount rate. The majority of the $2.89 billion net actuarial pension benefit losses not yet recognized as a component of net periodic cost in 2012 reflects decreases in the discount rate and the effect of unfavorable equity market conditions on the value of the pension plan assets in prior years. The decrease of $96 million in the OPEB net actuarial gain during 2012 is primarily related to a decrease in the discount rate and amortization of net actuarial gains. The decrease of $23 million in the OPEB prior service credit is related to amortization of prior service cost.

       The change in 2012 in items not yet recognized as a component of net periodic cost, which is recorded in unrecognized pension and other postretirement benefit cost, is shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net periodic cost — December 31, 2011	$2,543	$(363)
Net actuarial loss arising during the period	555	76
Net actuarial (loss) gain amortized to net periodic benefit cost	(211)	20
Prior service cost arising during the period	—	—
Prior service credit amortized to net periodic benefit cost	2	23
Translation adjustment and other	2	—

Items not yet recognized as a component of net periodic cost — December 31, 2012	$2,891	$(244)

       The net actuarial loss (gain) is recognized as a component of net periodic cost amortized over the average remaining service period of active employees expected to receive benefits. Estimates of the net actuarial loss (gain) and prior service credit expected to be recognized as a component of net periodic benefit cost during 2013 are shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Net actuarial loss (gain)	$261	$(12)
Prior service credit	(2)	(23)

       The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $6.09 billion and $5.16 billion as of December 31, 2012 and 2011, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.

       The PBO, ABO and fair value of plan assets for the Company's pension plans with an ABO in excess of plan assets were $6.35 billion, $5.75 billion and $5.02 billion, respectively, as of December 31, 2012 and $5.51 billion, $4.85 billion and $4.33 billion, respectively, as of December 31, 2011. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $146 million and $142 million for 2012 and 2011, respectively.

       The changes in benefit obligations for all plans for the years ended December 31 are as follows:

($ in millions)	Pension benefits		Postretirement benefits
	2012	2011	2012	2011
Benefit obligation, beginning of year	$5,831	$5,545	$716	$628
Service cost	152	151	13	11
Interest cost	298	322	36	37
Participant contributions	1	1	20	20
Actuarial loss	756	337	76	82
Benefits paid (1)	(312)	(511)	(59)	(61)
Translation adjustment and other	1	(14)	1	(1)

Benefit obligation, end of year	$6,727	$5,831	$803	$716

(1)
Benefits paid include lump sum distributions, a portion of which may trigger settlement accounting treatment.

Components of net periodic cost

       The components of net periodic cost for all plans for the years ended December 31 are as follows:

	Pension benefits			Postretirement benefits
($ in millions)	2012	2011	2010	2012	2011	2010
Service cost	$152	$151	$150	$13	$11	$12
Interest cost	298	322	320	36	37	40
Expected return on plan assets	(393)	(367)	(331)	—	—	—
Amortization of:
Prior service credit	(2)	(2)	(2)	(23)	(23)	(22)
Net actuarial loss (gain)	178	154	160	(20)	(30)	(22)
Settlement loss	33	46	48	—	1	—

Net periodic cost (credit)	$266	$304	$345	$6	$(4)	$8

Assumptions

       Weighted average assumptions used to determine net pension cost and net postretirement benefit cost for the years ended December 31 are:

	Pension benefits			Postretirement benefits
($ in millions)	2012	2011	2010	2012	2011	2010
Discount rate	5.25%	6.00%	6.25%	5.25%	6.00%	6.25%
Rate of increase in compensation levels	4.5	4.0-4.5	4.0-4.5	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.5	8.5	8.5	n/a	n/a	n/a

       Weighted average assumptions used to determine benefit obligations as of December 31 are listed in the following table.

	Pension benefits		Postretirement benefits
	2012	2011	2012	2011
Discount rate	4.00%	5.25%	4.25%	5.25%
Rate of increase in compensation levels	3.5	4.0-4.5	n/a	n/a

       The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 7.20% for 2013, gradually declining to 4.5% in 2024 and remaining at that level thereafter.

       Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $3 million and $28 million, respectively. A one percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $2 million and $25 million, respectively.

Pension plan assets

       The change in pension plan assets for the years ended December 31 is as follows:

($ in millions)	2012	2011
Fair value of plan assets, beginning of year	$4,675	$4,669
Actual return on plan assets	594	267
Employer contribution	439	264
Benefits paid	(312)	(511)
Translation adjustment and other	2	(14)

Fair value of plan assets, end of year	$5,398	$4,675

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

       The pension plans' target asset allocation and the actual percentage of plan assets, by asset category as of December 31, 2012 are as follows:

	Target asset allocation	Actual percentage of plan assets
Asset category	2012	2012	2011
Equity securities	42 - 55%	50%	48%
Fixed income securities	35 - 48	38	38
Limited partnership interests	12 - 23	9	10
Short-term investments and other	1 - 3	3	4

Total (1)		100%	100%

(1)
Securities lending collateral reinvestment is excluded from target and actual percentage of plan assets.

       The target asset allocation for an asset category may be achieved either through direct investment holdings, through replication using derivative instruments (e.g., futures or swaps) or net of hedges using derivative instruments to reduce exposure to an asset category. The notional amount of derivatives used for replication net of the notional amount of hedges is limited to 115% of total plan assets. Market performance of the different asset categories may, from time to time, cause deviation from the target asset allocation. The asset allocation mix is reviewed on a periodic basis and rebalanced to bring the allocation within the target ranges.

       Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. U.S. government fixed income securities and U.S. equity securities are lent out and cash collateral is invested 28% in fixed income securities and 72% in short-term investments.

       The following table presents the fair values of pension plan assets as of December 31, 2012.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2012
Assets
Equity securities:
U.S.	$13	$2,042	$68	$2,123
International	136	198	246	580
Fixed income securities:
U.S. government and agencies	799	78	—	877
Foreign government	—	32	—	32
Municipal	—	—	129	129
Corporate	—	994	10	1,004
RMBS	—	95	—	95
Short-term investments	56	424	—	480
Limited partnership interests:
Real estate funds (1)	—	—	214	214
Private equity funds (2)	—	—	199	199
Hedge funds (3)	—	—	80	80
Cash and cash equivalents	17	—	—	17
Free-standing derivatives:
Assets	—	—	—	—
Liabilities	—	—	—	—

Total plan assets at fair value	$1,021	$3,863	$946	5,830

% of total plan assets at fair value	17.5%	66.3%	16.2%	100.0%
Securities lending obligation (4)				(463)
Other net plan assets (5)				31

Total reported plan assets				$5,398

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

       The following table presents the fair values of pension plan assets as of December 31, 2011.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2011
Assets
Equity securities:
U.S.	$11	$817	$64	$892
International	116	986	245	1,347
Fixed income securities:
U.S. government and agencies	634	120	—	754
Foreign government	—	26	—	26
Municipal	—	—	163	163
Corporate	—	869	9	878
RMBS	—	119	—	119
Short-term investments	33	494	—	527
Limited partnership interests:
Real estate funds	—	—	192	192
Private equity funds	—	—	186	186
Hedge funds	—	—	79	79
Cash and cash equivalents	18	—	—	18
Free-standing derivatives:
Assets	1	2	—	3
Liabilities	(2)	(4)	—	(6)

Total plan assets at fair value	$811	$3,429	$938	5,178

% of total plan assets at fair value	15.7%	66.2%	18.1%	100.0%
Securities lending obligation				(554)
Other net plan assets				51

Total reported plan assets				$4,675

       The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 6.

       The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2012.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2011	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2012
Assets
Equity securities:
U. S.	$64	$—	$7	$(3)	$—	$68
International	245	—	1	—	—	246
Fixed income securities:
Municipal	163	5	(2)	(37)	—	129
Corporate	9	1	—	—	—	10
Limited partnership interests:
Real estate funds	192	16	2	4	—	214
Private equity funds	186	8	(6)	11	—	199
Hedge funds	79	—	1	—	—	80

Total Level 3 plan assets	$938	$30	$3	$(25)	$—	$946

       The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2011.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2010	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2011
Assets
Equity securities:
U. S.	$6	$—	$(2)	$60	$—	$64
International	253	—	(5)	(3)	—	245
Fixed income securities:
Municipal	222	—	1	(60)	—	163
Corporate	10	1	—	(2)	—	9
RMBS	48	(8)	8	(30)	(18)	—
Limited partnership interests:
Real estate funds	167	(1)	29	(3)	—	192
Private equity funds	166	1	22	(3)	—	186
Hedge funds	120	43	(43)	(41)	—	79

Total Level 3 plan assets	$992	$36	$10	$(82)	$(18)	$938

       The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2010.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2009	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2010
Assets
Equity securities:
U. S.	$4	$—	$2	$—	$—	$6
International	233	1	7	12	—	253
Fixed income securities:
Municipal	344	—	(2)	(114)	(6)	222
Corporate	10	—	—	—	—	10
ABS	32	(1)	—	(31)	—	—
RMBS	61	(10)	23	(26)	—	48
Limited partnership interests:
Real estate funds	135	(4)	3	33	—	167
Private equity funds	149	—	19	(2)	—	166
Hedge funds	135	(59)	66	(22)	—	120

Total Level 3 plan assets	$1,103	$(73)	$118	$(150)	$(6)	$992

       The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company's assumption for the expected long-term rate of return on plan assets is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward looking nature of this assumption, the actual returns in any one year do not immediately result in a change. In giving consideration to the targeted plan asset allocation, the Company evaluated returns using the same sources it has used historically which include: historical average asset class returns from an independent nationally recognized vendor of this type of data blended together using the asset allocation policy weights for the Company's pension plans; asset class return forecasts from a large global independent asset management firm that specializes in providing multi-asset class investment fund products which were blended together using the asset allocation policy weights; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. This same methodology has been applied on a consistent basis each year. All of these were consistent with the Company's long-term rate of return on plan assets assumption of 8.50% used for 2012 and 7.75% that will be used for 2013. The decrease in the long-term rate of return on plan assets assumption for 2013 is primarily due to the existing global macroeconomic environment which, while stable, has an elevated level of risk and conditions that remain in the global financial markets and whose resolution is expected to reduce future domestic and foreign economic growth rates and expected investment returns. As of the 2012 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 8.7% and 3.6%, respectively.

       Pension plan assets did not include any of the Company's common stock as of December 31, 2012 or 2011.

Cash flows

       There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2012. The Company currently plans to contribute $578 million to its pension plans in 2013.

       The Company contributed $39 million and $41 million to the postretirement benefit plans in 2012 and 2011, respectively. Contributions by participants were $20 million and $20 million in 2012 and 2011, respectively.

Estimated future benefit payments

       Estimated future benefit payments expected to be paid in the next 10 years, based on the assumptions used to measure the Company's benefit obligation as of December 31, 2012, are presented in the table below. Effective January 1,

2010, the Company no longer participates in the Retiree Drug Subsidy program due to the change in the Company's retiree medical plan for Medicare-eligible retirees.

($ in millions)	Postretirement benefits
	Pension benefits	Gross benefit payments
2013	$318	$44
2014	345	45
2015	357	47
2016	383	48
2017	417	50
2018-2022	2,483	275

Total benefit payments	$4,303	$509

Allstate 401(k) Savings Plan

       Employees of the Company, with the exception of those employed by the Company's international, Sterling Collision Centers ("Sterling"), Esurance and Answer Financial subsidiaries, are eligible to become members of the Allstate 401(k) Savings Plan ("Allstate Plan"). The Company's contributions are based on the Company's matching obligation and certain performance measures. The Company is responsible for funding its anticipated contribution to the Allstate Plan, and may, at the discretion of management, use the ESOP to pre-fund certain portions. In connection with the Allstate Plan, the Company has a note from the ESOP with a principal balance of $22 million as of December 31, 2012. The ESOP note has a fixed interest rate of 7.9% and matures in 2019. The Company records dividends on the ESOP shares in retained income and all the shares held by the ESOP are included in basic and diluted weighted average common shares outstanding.

       The Company's contribution to the Allstate Plan was $52 million, $48 million and $36 million in 2012, 2011 and 2010, respectively. These amounts were reduced by the ESOP benefit computed for the years ended December 31 as follows:

($ in millions)	2012	2011	2010
Interest expense recognized by ESOP	$2	$2	$2
Less: dividends accrued on ESOP shares	(2)	(2)	(2)
Cost of shares allocated	2	2	2

Compensation expense	2	2	2
Reduction of defined contribution due to ESOP	10	9	11

ESOP benefit	$(8)	$(7)	$(9)

       The Company made no contributions to the ESOP in 2012, 2011 and 2010. As of December 31, 2012, total committed to be released, allocated and unallocated ESOP shares were 0.2 million, 34 million and 5 million, respectively.

       Allstate's Canadian, Sterling, Esurance and Answer Financial subsidiaries sponsor defined contribution plans for their eligible employees. Expense for these plans was $7 million, $7 million and $5 million in 2012, 2011 and 2010, respectively.

18.  Equity Incentive Plans

       The Company currently has equity incentive plans under which the Company grants nonqualified stock options, restricted stock units and performance stock awards to certain employees and directors of the Company. The total compensation expense related to equity awards was $86 million, $64 million and $68 million and the total income tax benefits were $30 million, $21 million and $23 million for 2012, 2011 and 2010, respectively. Total cash received from the exercise of options was $99 million, $19 million and $28 million for 2012, 2011 and 2010, respectively. Total tax benefit realized on options exercised and stock unrestricted was $28 million, $10 million and $11 million for 2012, 2011 and 2010, respectively.

       The Company records compensation expense related to awards under these plans over the shorter of the period in which the requisite service is rendered or retirement eligibility is attained. Compensation expense for performance share awards is based on the probable number of awards expected to vest using the performance level most likely to be achieved at the end of the performance period. As of December 31, 2012, total unrecognized compensation cost related to all nonvested awards was $100 million, of which $43 million related to nonqualified stock options which are expected to be recognized over the weighted average vesting period of 2.15 years, $46 million related to restricted stock units which are expected to be recognized over the weighted average vesting period of 2.22 years and $11 million related to performance stock awards which are expected to be recognized over the weighted average vesting period of 1.91 years.

       Options are granted to employees with exercise prices equal to the closing share price of the Company's common stock on the applicable grant date. Options granted to employees generally vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. Options granted prior to 2010 vest ratably over a four year period. Options may be exercised once vested and will expire ten years after the date of grant. Upon normal retirement, which is defined as either age 60 with five years of service or age 55 with ten years of service, all options granted more than 12 months before retirement, and a pro-rata portion of options granted within 12 months of retirement, continue to vest as scheduled. When the options become vested, they may be exercised on or before the earlier of the option expiration date or the fifth anniversary of the employee's retirement. If termination of employment is a result of death or disability, then all options vest immediately and may be exercised on or before the earlier of the option expiration date or the second anniversary of the date of termination of employment. Vested options may be exercised within three months and unvested options are forfeited following any other type of termination of employment except termination after a change in control.

       Restricted stock units generally vest and unrestrict 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, except for directors whose awards vest immediately and unrestrict after leaving the board. Restricted stock units granted to employees prior to 2010 vest and unrestrict in full on the fourth anniversary of the grant date. Upon normal retirement, all restricted stock units granted more than 12 months before retirement, and a pro-rata portion of restricted stock units granted within 12 months of retirement, continue to unrestrict as provided for in the original grant. Upon termination of employment as a result of death or disability, all restricted stock units vest. Unvested restricted stock units are forfeited following any other type of termination of employment except termination after a change in control.

       Performance stock awards vest and are converted into shares of stock on the third anniversary of the grant date. Upon normal retirement occurring 12 months or more from the grant date, the number of performance stock awards earned based on the attainment of performance goals for each of the performance periods continue to vest as scheduled. Upon normal retirement occurring within 12 months of the grant date, a pro-rata portion of the performance stock awards earned based on the attainment of the performance goals for each of the performance periods continue to vest as scheduled. Upon termination of employment as a result of death or disability, the number of performance stock awards that have been earned based on attainment of the performance goals for completed performance periods plus the target number of performance stock awards granted for any incomplete performance periods vest immediately. Unvested performance stock awards are forfeited following any other type of termination of employment except termination after a change in control.

       A total of 77.8 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans' terms. As of December 31, 2012, 16.2 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.

       The fair value of each option grant is estimated on the date of grant using a binomial lattice model. The Company uses historical data to estimate option exercise and employee termination within the valuation model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the binominal lattice model and represents the period of time that options granted are expected to be outstanding. The expected volatility of the price of the underlying shares is implied based on traded options and historical volatility of the Company's common stock. The expected dividends were based on the current dividend yield of the Company's stock as of the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used are shown in the following table.

	2012	2011	2010
Weighted average expected term	9.0 years	7.9 years	7.8 years
Expected volatility	20.2 - 53.9%	22.1 - 53.9%	23.7 - 52.3%
Weighted average volatility	34.6%	35.1%	35.1%
Expected dividends	2.2 - 3.0%	2.5 - 3.7%	2.4 - 2.8%
Weighted average expected dividends	2.8%	2.7%	2.6%
Risk-free rate	0.0 - 2.2%	0.0 - 3.5%	0.1 - 3.9%

       A summary of option activity for the year ended December 31, 2012 is shown in the following table.

	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2012	33,947	$39.00
Granted	3,727	31.62
Exercised	(4,113)	24.00
Forfeited	(619)	29.86
Expired	(3,299)	43.81

Outstanding as of December 31, 2012	29,643	39.81	$193,556	5.1

Outstanding, net of expected forfeitures	29,371	39.89	191,143	5.1
Outstanding, exercisable ("vested")	18,840	46.07	71,729	3.5

       The weighted average grant date fair value of options granted was $8.69, $9.49 and $9.89 during 2012, 2011 and 2010, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $52 million, $15 million and $16 million during 2012, 2011 and 2010, respectively.

       The changes in restricted stock units are shown in the following table for the year ended December 31, 2012.

	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2012	4,326	$28.76
Granted	1,253	31.89
Vested	(939)	40.13
Forfeited	(188)	28.15

Nonvested as of December 31, 2012	4,452	27.27

       The fair value of restricted stock units is based on the market value of the Company's stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock units granted was $31.89, $31.38 and $31.32 during 2012, 2011 and 2010, respectively. The total fair value of restricted stock units vested was $30 million, $13 million and $16 million during 2012, 2011 and 2010, respectively.

       The changes in performance stock awards are shown in the following table for the year ended December 31, 2012.

	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2012	—	$—
Granted	460	31.41
Vested	—	—
Forfeited	(23)	31.00

Nonvested as of December 31, 2012	437	31.43

       The fair value of performance stock awards is based on the market value of the Company's stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of performance stock awards granted was $31.41 during 2012. None of the performance stock awards vested during 2012.

       The tax benefit realized in 2012, 2011 and 2010 related to tax deductions from stock option exercises and included in shareholders' equity was $8 million, $3 million and $4 million, respectively. The tax benefit (expense) realized in 2012, 2011 and 2010 related to all stock-based compensation and recorded directly to shareholders' equity was $6 million, $(0.4) million and $0.5 million, respectively.

19.  Reporting Segments

       Allstate management is organized around products and services, and this structure is considered in the identification of its four reportable segments. These segments and their respective operations are as follows:

       Allstate Protection principally sells private passenger auto and homeowners insurance in the United States and Canada. Revenues from external customers generated outside the United States were $992 million, $892 million and $741 million in 2012, 2011 and 2010, respectively. The Company evaluates the results of this segment based upon underwriting results.

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

       Allstate Financial sells life insurance, voluntary accident and health insurance and retirement and investment products. The principal individual products are interest-sensitive, traditional and variable life insurance; voluntary accident and health insurance; and fixed annuities including deferred and immediate. The institutional product line, which the Company most recently offered in 2008, consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors. Allstate Financial had no revenues from external customers generated outside the United States in 2012, 2011 or 2010. The Company evaluates the results of this segment based upon operating income.

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

       Summarized revenue data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$17,213	$16,500	$16,530
Non-standard auto	715	799	905

Total auto	17,928	17,299	17,435
Homeowners	6,359	6,200	6,078
Other personal lines	2,450	2,443	2,442

Allstate Protection	26,737	25,942	25,955
Discontinued Lines and Coverages	—	—	2

Total property-liability insurance premiums	26,737	25,942	25,957
Net investment income	1,326	1,201	1,189
Realized capital gains and losses	335	85	(321)

Total Property-Liability	28,398	27,228	26,825
Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	470	441	420
Immediate annuities with life contingencies	45	106	97
Accident and health insurance	653	643	621

Total life and annuity premiums	1,168	1,190	1,138
Interest-sensitive life insurance	1,055	1,015	991
Fixed annuities	18	33	39

Total contract charges	1,073	1,048	1,030

Total life and annuity premiums and contract charges	2,241	2,238	2,168
Net investment income	2,647	2,716	2,853
Realized capital gains and losses	(13)	388	(517)

Total Allstate Financial	4,875	5,342	4,504
Corporate and Other
Service fees	4	7	11
Net investment income	37	54	60
Realized capital gains and losses	5	30	11

Total Corporate and Other before reclassification of service fees	46	91	82
Reclassification of service fees (1)	(4)	(7)	(11)

Total Corporate and Other	42	84	71

Consolidated revenues	$33,315	$32,654	$31,400

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

       Summarized financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$1,253	$(857)	$525
Discontinued Lines and Coverages	(53)	(25)	(31)

Total underwriting income (loss)	1,200	(882)	494
Net investment income	1,326	1,201	1,189
Income tax (expense) benefit on operations	(779)	30	(426)
Realized capital gains and losses, after-tax	221	54	(207)
Gain on disposition of operations, after-tax	—	—	3

Property-Liability net income	1,968	403	1,053
Allstate Financial
Life and annuity premiums and contract charges	2,241	2,238	2,168
Net investment income	2,647	2,716	2,853
Periodic settlements and accruals on non-hedge derivative instruments	55	70	51
Contract benefits and interest credited to contractholder funds	(3,252)	(3,378)	(3,613)
Operating costs and expenses and amortization of deferred policy acquisition costs	(926)	(898)	(804)
Restructuring and related charges	—	(1)	3
Income tax expense on operations	(236)	(240)	(214)

Operating income	529	507	444
Realized capital gains and losses, after-tax	(8)	250	(337)
Valuation changes on embedded derivatives that are not hedged, after-tax	82	(12)	—
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(42)	(108)	(29)
DAC and DSI unlocking related to realized capital gains and losses, after-tax	4	3	(12)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(36)	(45)	(33)
Gain (loss) on disposition of operations, after-tax	12	(5)	9

Allstate Financial net income	541	590	42
Corporate and Other
Service fees (1)	4	7	11
Net investment income	37	54	60
Operating costs and expenses (1)	(383)	(403)	(390)
Income tax benefit on operations	136	126	128

Operating loss	(206)	(216)	(191)
Realized capital gains and losses, after-tax	3	20	7
Business combination expenses, after-tax	—	(10)	—

Corporate and Other net loss	(203)	(206)	(184)

Consolidated net income	$2,306	$787	$911

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

       Additional significant financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Amortization of DAC
Property-Liability	$3,483	$3,477	$3,517
Allstate Financial	401	494	290

Consolidated	$3,884	$3,971	$3,807

Income tax expense
Property-Liability	$893	$1	$314
Allstate Financial	241	289	(1)
Corporate and Other	(134)	(118)	(124)

Consolidated	$1,000	$172	$189

       Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in the Property-Liability segment. A portion of these long-lived assets are used by entities included in the Allstate Financial and Corporate and Other segments and, accordingly, are charged expenses in proportion to their use.

       Summarized data for total assets and investments for each of the Company's reportable segments as of December 31 are as follows:

($ in millions)	2012	2011	2010
Assets
Property-Liability	$52,201	$49,791	$47,536
Allstate Financial	72,368	72,526	78,732
Corporate and Other	2,378	2,876	4,232

Consolidated	$126,947	$125,193	$130,500

Investments
Property-Liability	$38,215	$35,998	$35,048
Allstate Financial	56,999	57,373	61,582
Corporate and Other	2,064	2,247	3,853

Consolidated	$97,278	$95,618	$100,483

       The balances above reflect the elimination of related party investments between segments.

20. Other Comprehensive Income

       The components of other comprehensive income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2012			2011			2010
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains arising during the period, net of related offsets	$2,428	$(848)	$1,580	$1,493	$(524)	$969	$2,717	$(950)	$1,767
Less: reclassification adjustment of realized capital gains and losses	225	(79)	146	795	(278)	517	(221)	77	(144)

Unrealized net capital gains and losses	2,203	(769)	1,434	698	(246)	452	2,938	(1,027)	1,911
Unrealized foreign currency translation adjustments	22	(8)	14	(18)	6	(12)	35	(12)	23
Unrecognized pension and other postretirement benefit cost	(468)	166	(302)	(371)	132	(239)	142	(48)	94

Other comprehensive income	$1,757	$(611)	$1,146	$309	$(108)	$201	$3,115	$(1,087)	$2,028

21.  Quarterly Results (unaudited)

($ in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Revenues	$8,362	$8,095	$8,278	$8,081	$8,128	$8,242	$8,547	$8,236
Net income (loss)	766	524	423	(624)	723	175	394	712
Net income (loss) earnings per share — Basic	1.54	0.99	0.86	(1.19)	1.49	0.34	0.82	1.41
Net income (loss) earnings per share — Diluted	1.53	0.98	0.86	(1.19)	1.48	0.34	0.81	1.40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, IL 60062

We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allstate Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 20, 2013

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

       Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria related to internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

       Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company's internal control over financial reporting, which is included herein.

       Changes in Internal Control over Financial Reporting.    During the fiscal quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

 Part III

Item 10.  Directors, Executive Officers and Corporate Governance

       Information regarding directors of The Allstate Corporation standing for election at the 2013 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions "Proposal 1. Election of Directors."

       Information regarding our audit committee and audit committee financial experts is incorporated in this Item 10 by reference to the chart under the captions "Corporate Governance Practices – Board Meetings and Committees" in the Proxy Statement.

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

•
Corporate Governance Practices – Compensation Committee Interlocks and Insider Participation

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
Security Ownership of Directors and Executive Officers

•
Security Ownership of Certain Beneficial Owners

Item 13.  Certain Relationships and Related Transactions, and Director Independence

       Information required for Item 13 is incorporated by reference to the material in the Proxy Statement under the captions "Corporate Governance Practices – Related Person Transactions" and "Corporate Governance Practices – Nominee Independence Determinations."

Item 14.  Principal Accounting Fees and Services

       Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the captions "Proposal 4. Ratification of Appointment of Independent Registered Public Accountant."

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3(i)	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 23, 2012	8-K	1-11840	3(i)	May 23, 2012
3(ii)	Amended and Restated By-Laws of The Allstate Corporation as amended May 23, 2012	8-K	1-11840	3(ii)	May 23, 2012
4(iii)
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Credit Agreement dated April 27, 2012 among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Bank of America, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	1-11840	10.6	May 2, 2012
10.2*	The Allstate Corporation Annual Executive Incentive Plan	Proxy	1-11840	App. B	April 1, 2009
10.3*	The Allstate Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2013	10-K	1-11840	10.3	February 20, 2013	X
10.4*	The Allstate Corporation 2009 Equity Incentive Plan, as amended and restated effective February 21, 2012	8-K/A	1-11840	10.1	March 7, 2012
10.5*	Form of Performance Stock Award Agreement for awards granted on or after March 6, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.4	May 2, 2012
10.6*	Form of Option Award Agreement for awards granted on or after February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	May 2, 2012
10.7*	Form of Option Award Agreement for awards granted on or after December 30, 2011 and prior to February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	8-K	1-11840	10.2	December 28, 2011
10.8*	Form of Option Award Agreement for awards granted on or after February 22, 2011 and prior to December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	April 27, 2011
10.9*	Form of Option Award Agreement for awards granted on or after May 19, 2009 and prior to February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	8-K/A	1-11840	10.3	May 20, 2009
10.10*†	Form of Option Award Agreement for awards granted on or after September 13, 2008 and prior to May 19, 2009 under The Allstate Corporation 2001 Equity Incentive Plan	8-K	1-11840	10.3	September 19, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.11*†	Form of Executive Officer Option Award Agreement for awards granted on or after July 18, 2006 and prior to September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan	8-K	1-11840	10.1	July 20, 2006
10.12*†	Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan	10-K	1-11840	10.19	March 11, 2004
10.13*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.2	May 2, 2012
10.14*	Form of Restricted Stock Unit Award Agreement for awards granted on or after December 30, 2011 and prior to February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	8-K	1-11840	10.3	December 28, 2011
10.15*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 22, 2011 and prior to December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.4	April 27, 2011
10.16*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 22, 2010 and prior to February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	10-K	1-11840	10.17	February 25, 2010
10.17*†	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 13, 2008 and prior to February 22, 2010 under The Allstate Corporation 2001 Equity Incentive Plan	8-K	1-11840	10.2	September 19, 2008
10.18*	Supplemental Retirement Income Plan, as amended and restated effective November 30, 2011	10-K	1-11840	10.17	February 22, 2012
10.19*	The Allstate Corporation Change in Control Severance Plan effective December 30, 2011	8-K	1-11840	10.1	December 28, 2011
10.20*	Offer letter dated March 4, 2011 to Suren Gupta	10-Q	1-11840	10.5	May 2, 2012
10.21*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.7	September 19, 2008
10.22*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated effective September 15, 2008	8-K	1-11840	10.5	September 19, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.23*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.6	September 19, 2008
10.24*	Form of Option Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.3	May 19, 2006
10.25*	Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.8	September 19, 2008
10.26*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.9	September 19, 2008
10.27*	Form of Indemnification Agreement between the Registrant and Director	10-Q	1-11840	10.2	August 1, 2007
10.28*	Resolutions regarding Non-Employee Director Compensation	10-Q	1-11840	10.1	October 27, 2010
10.29	Stock Purchase Agreement, dated as of May 17, 2011, between White Mountains Holdings (Luxembourg) S.à r.l. and The Allstate Corporation. (Certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit.)	8-K	1-11840	10.1	May 23, 2011
10.30	Guaranty Agreement, dated as of May 17, 2011, by White Mountains Insurance Group, Ltd. in favor of The Allstate Corporation	8-K	1-11840	10.2	May 23, 2011
10.31*	Voluntary Separation Agreement and Release between Joseph P. Lacher, Jr. and Allstate Insurance Company entered into on September 2, 2011	8-K	1-11840	10	September 2, 2011
12	Computation of Earnings to Fixed Charges Ratio					X
14	The Allstate Code of Ethics	8-K	1-11840	14	May 23, 2012
21	Subsidiaries of The Allstate Corporation					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

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
February 18, 2013

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson Thomas J. Wilson	Chairman of the Board, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 18, 2013
/s/ Steven E. Shebik Steven E. Shebik	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2013
/s/ F. Duane Ackerman F. Duane Ackerman	Director	February 18, 2013
/s/ Robert D. Beyer Robert D. Beyer	Director	February 18, 2013
/s/ W. James Farrell W. James Farrell	Director	February 18, 2013
/s/ Jack M. Greenberg Jack M. Greenberg	Director	February 18, 2013
/s/ Ronald T. LeMay Ronald T. LeMay	Director	February 18, 2013
/s/ Andrea Redmond Andrea Redmond	Director	February 18, 2013
/s/ H. John Riley, Jr. H. John Riley, Jr.	Lead Director	February 18, 2013
/s/ John W. Rowe John W. Rowe	Director	February 18, 2013
/s/ Joshua I. Smith Joshua I. Smith	Director	February 18, 2013
/s/ Judith A. Sprieser Judith A. Sprieser	Director	February 18, 2013
/s/ Mary Alice Taylor Mary Alice Taylor	Director	February 18, 2013

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2012

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$4,387	$4,713	$4,713
States, municipalities and political subdivisions	12,139	13,069	13,069
Foreign governments	2,290	2,517	2,517
Public utilities	7,765	8,627	8,627
Convertibles and bonds with warrants attached	422	379	379
All other corporate bonds	36,756	39,531	39,531
Asset-backed securities	3,623	3,624	3,624
Residential mortgage-backed securities	3,000	3,032	3,032
Commercial mortgage-backed securities	1,510	1,498	1,498
Redeemable preferred stocks	23	27	27

Total fixed maturities	71,915	$77,017	77,017

Equity securities:
Common stocks:
Public utilities	67	$71	71
Banks, trusts and insurance companies	312	362	362
Industrial, miscellaneous and all other	3,159	3,554	3,554
Nonredeemable preferred stocks	39	50	50

Total equity securities	3,577	$4,037	4,037

Mortgage loans on real estate	6,570	$6,886	6,570

Real estate (includes $34 acquired in satisfaction of debt)	125		125
Policy loans	1,136		1,136
Derivative instruments	131	$133	133

Limited partnership interests	4,922		4,922
Other long-term investments	1,002		1,002
Short-term investments	2,336	$2,336	2,336

Total investments	$91,714		$97,278

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

($ in millions)	Year Ended December 31,
	2012	2011	2010
Revenues
Investment income, less investment expense	$6	$16	$14
Realized capital gains and losses	—	28	(1)
Other income	10	9	11

	16	53	24
Expenses
Interest expense	372	365	365
Other operating expenses	22	63	22

	394	428	387

Loss from operations before income tax benefit and equity in net income of subsidiaries	(378)	(375)	(363)
Income tax benefit	(137)	(135)	(135)

Loss before equity in net income of subsidiaries	(241)	(240)	(228)
Equity in net income of subsidiaries	2,547	1,027	1,139

Net income	2,306	787	911

Other comprehensive income, after-tax
Changes in:
Unrealized net capital gains and losses	1,434	452	1,911
Unrealized foreign currency translation adjustments	14	(12)	23
Unrecognized pension and other postretirement benefit cost	(302)	(239)	94

Other comprehensive income, after-tax	1,146	201	2,028

Comprehensive income	$3,452	$988	$2,939

See accompanying notes to condensed financial information and notes to consolidated financial statements.

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2012	2011
Assets
Investments in subsidiaries	$27,403	$24,660
Fixed income securities, at fair value (amortized cost $255 and $446)	259	455
Short-term investments, at fair value (amortized cost $133 and $148)	133	148
Cash	4	5
Receivable from subsidiaries	307	264
Other assets	767	595

Total assets	$28,873	$26,127

Liabilities
Long-term debt	$6,012	$5,850
Pension and other postretirement benefit obligations	1,936	1,571
Deferred compensation	227	219
Dividends payable to shareholders	5	109
Other liabilities	113	80

Total liabilities	8,293	7,829

Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 479 million and 501 million shares outstanding	9	9
Additional capital paid-in	3,162	3,189
Retained income	33,783	31,909
Deferred ESOP expense	(41)	(43)
Treasury stock, at cost (421 million and 399 million shares)	(17,508)	(16,795)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	2,834	1,400
Unrealized foreign currency translation adjustments	70	56
Unrealized pension and other postretirement benefit cost	(1,729)	(1,427)

Total accumulated other comprehensive income	1,175	29

Total shareholders' equity	20,580	18,298

Total liabilities and equity	$28,873	$26,127

See accompanying notes to condensed financial information and notes to consolidated financial statements.

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$2,306	$787	$911
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(2,547)	(1,027)	(1,139)
Dividends received from subsidiaries	1,038	878	1,384
Realized capital gains and losses	—	(28)	1
Change in other operating assets and liabilities	55	77	102

Net cash provided by operating activities	852	687	1,259

Cash flows from investing activities
Proceeds from sales of investments	92	1,045	217
Investment purchases	—	(653)	(219)
Investment collections	100	—	—
Return of capital from subsidiaries	154	27	—
Change in short-term investments, net	15	1,282	(696)
Acquisition of subsidiary, net	—	(1,009)	—

Net cash provided by (used in) investing activities	361	692	(698)

Cash flows from financing activities
Proceeds from issuance of long-term debt	493	—	—
Repayment of long-term debt	(352)	—	—
Dividends paid to shareholders	(534)	(435)	(430)
Treasury stock purchases	(913)	(953)	(152)
Shares reissued under equity incentive plans, net	85	19	28
Excess tax benefits on share-based payment arrangements	10	(5)	(7)
Other	(3)	—	—

Net cash used in financing activities	(1,214)	(1,374)	(561)

Net (decrease) increase in cash	(1)	5	—
Cash at beginning of year	5	—	—

Cash at end of year	$4	$5	$—

See accompanying notes to condensed financial information and notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.     General

       The financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8. The long-term debt presented in Note 12 "Capital Structure" are direct obligations of the Registrant, with the exception of the $44 million of synthetic lease obligations as of December, 31, 2012 and 2011, respectively. A majority of the pension and other postretirement benefits plans presented in Note 17 "Benefit Plans" are direct obligations of the Registrant. Effective November 30, 2011, the Registrant became the sponsor of a majority of the pension benefit plans presented in Note 17. Prior to November 30, 2011, a subsidiary of the Registrant was the sponsor of these plans.

2.    Supplemental Disclosures of Non-Cash Investing Activity and Cash Flow Information

       The Registrant's assumption of the obligations associated with the pension benefit plans previously sponsored by a subsidiary of the Registrant resulted in a non-cash decrease in the Registrant's investment in subsidiaries of $713 million, after-tax in 2011.

       The Registrant paid $364 million, $360 million and $360 million of interest on debt in 2012, 2011 and 2010, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

($ in millions)	As of December 31,			For the year ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income (1)	Claims and claims expense, contract benefits and interest credited to contractholders	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2012
Property-Liability operations
Allstate Protection	$1,396	$19,036	$10,345	$26,737		$18,433	$3,483	$3,568	$27,026
Discontinued Lines and Coverages	—	2,252	—	—		51	—	2	1

Total Property-Liability	1,396	21,288	10,345	26,737	$1,326	18,484	3,483	3,570	27,027
Allstate Financial operations	2,225	54,214	30	2,241	2,647	3,134	401	576	655
Corporate and Other	—	—	—	—	37	—	—	379	—

Total	$3,621	$75,502	$10,375	$28,978	$4,010	$21,618	$3,884	$4,525	$27,682

2011
Property-Liability operations
Allstate Protection	$1,348	$18,042	$10,023	$25,942		$20,140	$3,477	$3,182	$25,981
Discontinued Lines and Coverages	—	2,333	—	—		21	—	4	(1)

Total Property-Liability	1,348	20,375	10,023	25,942	$1,201	20,161	3,477	3,186	25,980
Allstate Financial operations	2,523	56,738	34	2,238	2,716	3,406	494	556	647
Corporate and Other	—	—	—	—	54	—	—	408	—

Total	$3,871	$77,113	$10,057	$28,180	$3,971	$23,567	$3,971	$4,150	$26,627

2010
Property-Liability operations
Allstate Protection	$1,321	$17,046	$9,761	$25,955		$18,923	$3,517	$2,990	$25,906
Discontinued Lines and Coverages	—	2,422	—	2		28	—	5	1

Total Property-Liability	1,321	19,468	9,761	25,957	$1,189	18,951	3,517	2,995	25,907
Allstate Financial operations	2,859	61,645	39	2,168	2,853	3,622	290	565	624
Corporate and Other	—	—	—	—	60	—	—	379	—

Total	$4,180	$81,113	$9,800	$28,125	$4,102	$22,573	$3,807	$3,939	$26,531

(1)
A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE IV – REINSURANCE

($ in millions)
	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2012
Life insurance in force	$521,209	$209,874	$14,834	$326,169	4.5%

Premiums and contract charges:
Life insurance	$2,089	$556	$55	$1,588	3.5%
Accident and health insurance	771	118	—	653	—%
Property-liability insurance	27,794	1,090	33	26,737	0.1%

Total premiums and contract charges	$30,654	$1,764	$88	$28,978	0.3%

Year ended December 31, 2011
Life insurance in force	$519,639	$222,379	$9,137	$306,397	3.0%

Premiums and contract charges:
Life insurance	$2,177	$617	$35	$1,595	2.2%
Accident and health insurance	776	133	—	643	—%
Property-liability insurance	27,016	1,098	24	25,942	0.1%

Total premiums and contract charges	$29,969	$1,848	$59	$28,180	0.2%

Year ended December 31, 2010
Life insurance in force	$523,214	$238,745	$9,680	$294,149	3.3%

Premiums and contract charges:
Life insurance	$2,170	$659	$36	$1,547	2.3%
Accident and health insurance	765	145	1	621	0.2%
Property-liability insurance	27,015	1,092	34	25,957	0.1%

Total premiums and contract charges	$29,950	$1,896	$71	$28,125	0.3%

(1)
No reinsurance or coinsurance income was netted against premium ceded in 2012, 2011 or 2010.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period
Year ended December 31, 2012
Allowance for reinsurance recoverables	$103	$—	$—	$16	$87
Allowance for premium installment receivable	70	85	—	85	70
Allowance for deferred tax assets	67	—	—	67	—
Allowance for estimated losses on mortgage loans	63	(5)	—	16	42
Year ended December 31, 2011
Allowance for reinsurance recoverables	$142	$—	$—	$39	$103
Allowance for premium installment receivable	75	82	—	87	70
Allowance for deferred tax assets	6	—	67	6	67
Allowance for estimated losses on mortgage loans	84	37	—	58	63
Year ended December 31, 2010
Allowance for reinsurance recoverables	$142	$—	$—	$—	$142
Allowance for premium installment receivable	77	86	—	88	75
Allowance for deferred tax assets	11	—	—	5	6
Allowance for estimated losses on mortgage loans	95	65	—	76	84

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI – SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-CASUALTY INSURANCE OPERATIONS

($ in millions)	As of December 31,
	2012	2011	2010

Deferred policy acquisition costs	$1,396	$1,348	$1,321
Reserves for insurance claims and claims expense	21,288	20,375	19,468
Unearned premiums	10,345	10,023	9,761

	Year Ended December 31,
	2012	2011	2010
Earned premiums	$26,737	$25,942	$25,957
Net investment income	1,326	1,201	1,189
Claims and claims adjustment expense incurred
Current year	19,149	20,496	19,110
Prior years	(665)	(335)	(159)
Amortization of deferred policy acquisition costs	3,483	3,477	3,517
Paid claims and claims adjustment expense	18,980	20,195	18,583
Premiums written	27,027	25,980	25,907

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, IL 60062

We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company's internal control over financial reporting as of December 31, 2012, and have issued our report thereon dated February 20, 2013; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 20, 2013