Form 10-Q
period 2013-03-31
ALLSTATE CORP
filed 2013-05-01
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 16, 2013, the registrant had 468,643,839 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL INFORMATION

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended March 31
	2013	2012

	(unaudited)
Revenues
Property-liability insurance premiums	$6,770	$6,630
Life and annuity premiums and contract charges	579	553
Net investment income	983	1,011
Realized capital gains and losses:
Total other-than-temporary impairment losses	(27)	(87)
Portion of loss recognized in other comprehensive income	(10)	4
Net other-than-temporary impairment losses recognized in earnings	(37)	(83)
Sales and other realized capital gains and losses	168	251
Total realized capital gains and losses	131	168

	8,463	8,362

Costs and expenses
Property-liability insurance claims and claims expense	4,460	4,339
Life and annuity contract benefits	458	439
Interest credited to contractholder funds	345	378
Amortization of deferred policy acquisition costs	946	979
Operating costs and expenses	1,102	1,017
Restructuring and related charges	26	6
Interest expense	98	95
	7,435	7,253

Gain on disposition of operations	2	3

Income from operations before income tax expense	1,030	1,112

Income tax expense	321	346

Net income	$709	$766

Earnings per share:

Net income per share - Basic	$1.49	$1.54

Weighted average shares - Basic	475.4	498.7

Net income per share - Diluted	$1.47	$1.53

Weighted average shares - Diluted	480.8	501.5

Cash dividends declared per share	$0.25	$0.22

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three months ended March 31,
	2013	2012

	(unaudited)

Net income	$709	$766

Other comprehensive income, after-tax
Changes in:

Unrealized net capital gains and losses	71	474

Unrealized foreign currency translation adjustments	(12)	9

Unrecognized pension and other postretirement benefit cost	45	20

Other comprehensive income, after-tax	104	503

Comprehensive income	$813	$1,269

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31,	December 31,
	2013	2012

Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $70,957 and $71,915)	$75,806	$77,017
Equity securities, at fair value (cost $3,777 and $3,577)	4,439	4,037
Mortgage loans	6,434	6,570
Limited partnership interests	4,931	4,922
Short-term, at fair value (amortized cost $3,169 and $2,336)	3,169	2,336
Other	2,603	2,396
Total investments	97,382	97,278
Cash	820	806
Premium installment receivables, net	5,066	5,051
Deferred policy acquisition costs	3,660	3,621
Reinsurance recoverables, net	8,316	8,767
Accrued investment income	792	781
Property and equipment, net	998	989
Goodwill	1,239	1,240
Other assets	1,589	1,804
Separate Accounts	6,750	6,610
Total assets	$126,612	$126,947
Liabilities
Reserve for property-liability insurance claims and claims expense	$20,920	$21,288
Reserve for life-contingent contract benefits	14,767	14,895
Contractholder funds	38,807	39,319
Unearned premiums	10,218	10,375
Claim payments outstanding	757	797
Deferred income taxes	782	597
Other liabilities and accrued expenses	6,436	6,429
Long-term debt	6,556	6,057
Separate Accounts	6,750	6,610
Total liabilities	105,993	106,367
Commitments and Contingent Liabilities (Note 10)
Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	--	--
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 468 million and 479 million shares outstanding	9	9
Additional capital paid-in	3,028	3,162
Retained income	34,375	33,783
Deferred ESOP expense	(39)	(41)
Treasury stock, at cost (432 million and 421 million shares)	(18,033)	(17,508)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	30	(11)
Other unrealized net capital gains and losses	3,543	3,614
Unrealized adjustment to DAC, DSI and insurance reserves	(668)	(769)
Total unrealized net capital gains and losses	2,905	2,834
Unrealized foreign currency translation adjustments	58	70
Unrecognized pension and other postretirement benefit cost	(1,684)	(1,729)
Total accumulated other comprehensive income	1,279	1,175
Total shareholders’ equity	20,619	20,580
Total liabilities and shareholders’ equity	$126,612	$126,947

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended March 31,
	2013	2012
Cash flows from operating activities	(unaudited)
Net income	$709	$766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	87	96
Realized capital gains and losses	(131)	(168)
Gain on disposition of operations	(2)	(3)
Interest credited to contractholder funds	345	378
Changes in:
Policy benefits and other insurance reserves	(514)	(346)
Unearned premiums	(146)	(180)
Deferred policy acquisition costs	(30)	52
Premium installment receivables, net	(22)	19
Reinsurance recoverables, net	406	57
Income taxes	277	333
Other operating assets and liabilities	(239)	(197)
Net cash provided by operating activities	740	807
Cash flows from investing activities
Proceeds from sales
Fixed income securities	5,474	5,689
Equity securities	210	1,059
Limited partnership interests	160	403
Mortgage loans	2	6
Other investments	15	36
Investment collections
Fixed income securities	1,745	966
Mortgage loans	237	170
Other investments	54	23
Investment purchases
Fixed income securities	(6,084)	(7,008)
Equity securities	(317)	(128)
Limited partnership interests	(255)	(318)
Mortgage loans	(75)	(216)
Other investments	(196)	(163)
Change in short-term investments, net	(808)	(379)
Change in other investments, net	34	(9)
Purchases of property and equipment, net	(60)	(51)
Disposition of operations	--	(1)
Net cash provided by investing activities	136	79
Cash flows from financing activities
Proceeds from issuance of long-term debt	492	493
Repayment of long-term debt	--	(350)
Contractholder fund deposits	591	485
Contractholder fund withdrawals	(1,259)	(1,299)
Dividends paid	--	(106)
Treasury stock purchases	(739)	(309)
Shares reissued under equity incentive plans, net	17	15
Excess tax benefits on share-based payment arrangements	23	(1)
Other	13	(13)
Net cash used in financing activities	(862)	(1,085)
Net increase (decrease) in cash	14	(199)
Cash at beginning of period	806	776
Cash at end of period	$820	$577

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  General

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation (the “Corporation”) and its wholly owned subsidiaries, primarily Allstate Insurance Company (“AIC”), a property-liability insurance company with various property-liability and life and investment subsidiaries, including Allstate Life Insurance Company (“ALIC”) (collectively referred to as the “Company” or “Allstate”).

The condensed consolidated financial statements and notes as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.

Adopted accounting standards

Disclosures about Offsetting Assets and Liabilities

In December 2011 and January 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring expanded disclosures, including both gross and net information, for derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in the reporting entity’s financial statements or those that are subject to an enforceable master netting arrangement or similar agreement.  The Company adopted the new guidance in the first quarter of 2013. The new guidance affects disclosures only and therefore had no impact on the Company’s results of operations or financial position.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance requiring expanded disclosures about the amounts reclassified out of accumulated other comprehensive income by component.  The guidance requires the presentation of significant amounts reclassified out of accumulated other comprehensive income by income statement line item but only if the amount reclassified is required under accounting principles generally accepted in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, cross-reference to other disclosures that provide additional detail about those amounts is required.  The Company adopted the new guidance in the first quarter of 2013.  The new guidance affects disclosures only and therefore had no impact on the Company’s results of operations or financial position.

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

The computation of basic and diluted earnings per share for the three months ended March 31 is presented in the following table.

($ in millions, except per share data)	2013	2012
Numerator:
Net income	$709	$766

Denominator:
Weighted average common shares outstanding	475.4	498.7
Effect of dilutive potential common shares:
Stock options	3.7	2.0
Restricted stock units and performance stock awards (non-participating)	1.7	0.8
Weighted average common and dilutive potential common shares outstanding	480.8	501.5

Earnings per share - Basic	$1.49	$1.54
Earnings per share - Diluted	$1.47	$1.53

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 17.0 million and 28.5 million Allstate common shares, with exercise prices ranging from $37.40 to $62.84 and $25.91 to $62.84, were outstanding for the three-month periods ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share in those periods.

3.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $57 million and $22 million for the three months ended March 31, 2013 and 2012, respectively.  Non-cash financing activities include $87 million and $39 million related to the issuance of Allstate shares for vested restricted stock units for the three months ended March 31, 2013 and 2012, respectively.

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

($ in millions)	2013	2012

Net change in proceeds managed
Net change in short-term investments	$(25)	$(210)
Operating cash flow used	(25)	(210)
Net change in cash	6	(2)
Net change in proceeds managed	$(19)	$(212)

Net change in liabilities
Liabilities for collateral, beginning of year	$(808)	$(462)
Liabilities for collateral, end of period	(827)	(674)

Operating cash flow provided	$19	$212

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
March 31, 2013
U.S. government and agencies	$3,960	$297	$--	$4,257
Municipal	10,933	975	(46)	11,862
Corporate	46,267	3,428	(128)	49,567
Foreign government	2,165	203	(3)	2,365
Asset-backed securities (“ABS”)	3,579	104	(86)	3,597
Residential mortgage-backed securities (“RMBS”)	2,685	142	(77)	2,750
Commercial mortgage-backed securities (“CMBS”)	1,345	78	(42)	1,381
Redeemable preferred stock	23	4	--	27
Total fixed income securities	$70,957	$5,231	$(382)	$75,806

December 31, 2012
U.S. government and agencies	$4,387	$326	$--	$4,713
Municipal	12,139	1,038	(108)	13,069
Corporate	44,943	3,721	(127)	48,537
Foreign government	2,290	228	(1)	2,517
ABS	3,623	108	(107)	3,624
RMBS	3,000	142	(110)	3,032
CMBS	1,510	65	(77)	1,498
Redeemable preferred stock	23	4	--	27
Total fixed income securities	$71,915	$5,632	$(530)	$77,017

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of March 31, 2013:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$3,149	$3,187
Due after one year through five years	24,722	25,905
Due after five years through ten years	23,511	25,450
Due after ten years	11,966	13,536
	63,348	68,078
ABS, RMBS and CMBS	7,609	7,728
Total	$70,957	$75,806

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

Net investment income for the three months ended March 31 is as follows:

($ in millions)	2013	2012
Fixed income securities	$762	$806
Equity securities	25	21
Mortgage loans	98	93
Limited partnership interests	107	109
Short-term investments	2	1
Other	37	30
Investment income, before expense	1,031	1,060
Investment expense	(48)	(49)
Net investment income	$983	$1,011

Realized capital gains and losses

Realized capital gains and losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2013	2012
Fixed income securities	$72	$(29)
Equity securities	29	159
Mortgage loans	31	(1)
Limited partnership interests	5	10
Derivatives	(4)	21
Other	(2)	8
Realized capital gains and losses	$131	$168

Realized capital gains and losses by transaction type for the three months ended March 31 are as follows:

($ in millions)	2013	2012
Impairment write-downs	$(10)	$(39)
Change in intent write-downs	(27)	(44)
Net other-than-temporary impairment losses recognized in earnings	(37)	(83)
Sales	172	229
Valuation of derivative instruments	(4)	11
Settlements of derivative instruments	--	11
Realized capital gains and losses	$131	$168

Gross gains of $134 million and $115 million and gross losses of $20 million and $90 million were realized on sales of fixed income securities during the three months ended March 31, 2013 and 2012, respectively.

Other-than-temporary impairment losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2013			2012
	Gross	Included in OCI	Net	Gross	Included in OCI	Net

Fixed income securities:
Municipal	$(13)	$(2)	$(15)	$(1)	$--	$(1)
Corporate	--	--	--	(18)	--	(18)
RMBS	--	(1)	(1)	(43)	4	(39)
CMBS	(19)	(7)	(26)	(6)	--	(6)
Total fixed income securities	(32)	(10)	(42)	(68)	4	(64)
Equity securities	(19)	--	(19)	(16)	--	(16)
Mortgage loans	26	--	26	(3)	--	(3)
Limited partnership interests	--	--	--	(2)	--	(2)
Other	(2)	--	(2)	2	--	2
Other-than-temporary impairment losses	$(27)	$(10)	$(37)	$(87)	$4	$(83)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $252 million and $219 million as of March 31, 2013 and December 31, 2012, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2013	December 31, 2012
Municipal	$(14)	$(20)
Corporate	(1)	(1)
ABS	(12)	(14)
RMBS	(167)	(182)
CMBS	(12)	(19)
Total	$(206)	$(236)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended March 31,
	2013	2012
Beginning balance	$(617)	$(944)
Additional credit loss for securities previously other-than-temporarily impaired	(15)	(20)
Additional credit loss for securities not previously other-than-temporarily impaired	(15)	(9)
Reduction in credit loss for securities disposed or collected	47	146
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	7
Change in credit loss due to accretion of increase in cash flows	--	--
Ending balance	$(600)	$(820)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
March 31, 2013	value	Gains	Losses	gains (losses)
Fixed income securities	$75,806	$5,231	$(382)	$4,849
Equity securities	4,439	677	(15)	662
Short-term investments	3,169	--	--	--
Derivative instruments (1)	(14)	3	(22)	(19)
EMA limited partnerships (2)				8
Unrealized net capital gains and losses, pre-tax				5,500
Amounts recognized for:
Insurance reserves (3)				(623)
DAC and DSI (4)				(404)
Amounts recognized				(1,027)
Deferred income taxes				(1,568)
Unrealized net capital gains and losses, after-tax				$2,905

________________

(1)  Included in the fair value of derivative instruments are $3 million classified as assets and $17 million classified as liabilities.

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

	Fair	Gross unrealized		Unrealized net
December 31, 2012	value	Gains	Losses	gains (losses)
Fixed income securities	$77,017	$5,632	$(530)	$5,102
Equity securities	4,037	494	(34)	460
Short-term investments	2,336	--	--	--
Derivative instruments (1)	(17)	2	(24)	(22)
EMA limited partnerships				7
Unrealized net capital gains and losses, pre-tax				5,547
Amounts recognized for:
Insurance reserves				(771)
DAC and DSI				(412)
Amounts recognized				(1,183)
Deferred income taxes				(1,530)
Unrealized net capital gains and losses, after-tax				$2,834

________________

(1)   Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the three months ended March 31, 2013 is as follows:

($ in millions)
Fixed income securities	$(253)
Equity securities	202
Derivative instruments	3
EMA limited partnerships	1
Total	(47)
Amounts recognized for:
Insurance reserves	148
DAC and DSI	8
Amounts recognized	156
Deferred income taxes	(38)
Increase in unrealized net capital gains and losses	$71

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

For fixed income and equity securities managed by third parties, either the Company has contractually retained its decision making authority as it pertains to selling securities that are in an unrealized loss position or it recognizes any unrealized loss at the end of the period through a charge to earnings.

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
March 31, 2013
Fixed income securities
U.S. government and agencies	6	$229	$--	--	$--	$--	$--
Municipal	102	709	(8)	44	242	(38)	(46)
Corporate	197	2,845	(38)	66	841	(90)	(128)
Foreign government	18	170	(3)	--	--	--	(3)
ABS	17	332	--	76	799	(86)	(86)
RMBS	141	34	(1)	346	549	(76)	(77)
CMBS	7	58	(1)	28	230	(41)	(42)
Total fixed income securities	488	4,377	(51)	560	2,661	(331)	(382)
Equity securities	489	127	(12)	48	28	(3)	(15)
Total fixed income and equity securities	977	$4,504	$(63)	608	$2,689	$(334)	$(397)

Investment grade fixed income securities	412	$3,878	$(39)	395	$1,620	$(148)	$(187)
Below investment grade fixed income securities	76	499	(12)	165	1,041	(183)	(195)
Total fixed income securities	488	$4,377	$(51)	560	$2,661	$(331)	$(382)

December 31, 2012
Fixed income securities
U.S. government and agencies	6	$85	$--	--	$--	$--	$--
Municipal	130	1,012	(13)	80	717	(95)	(108)
Corporate	133	1,989	(33)	70	896	(94)	(127)
Foreign government	22	190	(1)	--	--	--	(1)
ABS	12	145	(1)	77	794	(106)	(107)
RMBS	117	50	(1)	336	638	(109)	(110)
CMBS	11	68	--	44	357	(77)	(77)
Redeemable preferred stock	--	--	--	1	--	--	--
Total fixed income securities	431	3,539	(49)	608	3,402	(481)	(530)
Equity securities	803	284	(27)	96	69	(7)	(34)
Total fixed income and equity securities	1,234	$3,823	$(76)	704	$3,471	$(488)	$(564)

Investment grade fixed income securities	387	$3,141	$(39)	409	$2,172	$(217)	$(256)
Below investment grade fixed income securities	44	398	(10)	199	1,230	(264)	(274)
Total fixed income securities	431	$3,539	$(49)	608	$3,402	$(481)	$(530)

As of March 31, 2013, $220 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $220 million, $142 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of March 31, 2013, the remaining $177 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $45 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $177 million, $127 million are related to below investment grade fixed income securities and $5 million are related to equity securities.  Of these amounts, $119 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2013.  Unrealized losses on below investment grade securities are principally related to ABS, RMBS and CMBS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase.  These wider spreads are largely due to the risk associated with the underlying collateral supporting certain ABS, RMBS and CMBS securities.

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

As of March 31, 2013, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of March 31, 2013, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of March 31, 2013 and December 31, 2012, the carrying value of equity method limited partnerships totaled $3.51 billion and $3.52 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships for the three months ended March 31, 2013 and 2012.

As of March 31, 2013 and December 31, 2012, the carrying value for cost method limited partnerships was $1.43 billion and $1.41 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had no write-downs related to cost method limited partnerships for the three months ended March 31, 2013.  The Company had $2 million of write-downs for the three months ended March 31, 2012.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2013.

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

The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	March 31, 2013			December 31, 2012
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$232	$--	$232	$267	$--	$267
1.0 - 1.25	1,095	20	1,115	1,208	20	1,228
1.26 - 1.50	1,471	41	1,512	1,458	46	1,504
Above 1.50	3,389	144	3,533	3,268	148	3,416
Total non-impaired mortgage loans	$6,187	$205	$6,392	$6,201	$214	$6,415

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2013	December 31, 2012
Impaired mortgage loans with a valuation allowance	$24	$147
Impaired mortgage loans without a valuation allowance	18	8
Total impaired mortgage loans	$42	$155
Valuation allowance on impaired mortgage loans	$15	$42

The average balance of impaired loans was $99 million and $236 million for the three months ended March 31, 2013 and 2012, respectively.

The rollforward of the valuation allowance on impaired mortgage loans for the three months ended March 31 is as follows:

($ in millions)	2013	2012
Beginning balance	$42	$63
Net (decrease) increase in valuation allowance	(26)	3
Charge offs	(1)	(6)
Ending balance	$15	$60

The carrying value of past due mortgage loans is as follows:

($ in millions)	March 31, 2013	December 31, 2012
Less than 90 days past due	$38	$21
90 days or greater past due	4	4
Total past due	42	25
Current loans	6,392	6,545
Total mortgage loans	$6,434	$6,570

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

•      Other investments:  Certain OTC derivatives, such as interest rate caps, certain credit default swaps and certain options (including swaptions), are valued using models that are widely accepted in the financial services industry.  These are categorized as Level 3 as a result of the significance of non-market observable inputs such as volatility.  Other primary inputs include interest rate yield curves and credit spreads.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2013.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2013
Assets
Fixed income securities:
U.S. government and agencies	$2,583	$1,667	$7		$4,257
Municipal	--	11,202	660		11,862
Corporate	--	47,991	1,576		49,567
Foreign government	--	2,365	--		2,365
ABS	--	3,321	276		3,597
RMBS	--	2,747	3		2,750
CMBS	--	1,344	37		1,381
Redeemable preferred stock	--	26	1		27
Total fixed income securities	2,583	70,663	2,560		75,806
Equity securities	3,408	859	172		4,439
Short-term investments	811	2,358	--		3,169
Other investments:
Free-standing derivatives	--	269	4	$(50)	223
Separate account assets	6,750	--	--		6,750
Other assets	1	--	1		2
Total recurring basis assets	13,553	74,149	2,737	(50)	90,389
Non-recurring basis (1)	--	--	20		20
Total assets at fair value	$13,553	$74,149	$2,757	$(50)	$90,409
% of total assets at fair value	15.0%	82.0%	3.0%	-- %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(567)		$(567)
Other liabilities:
Free-standing derivatives	--	(163)	(24)	$29	(158)
Total liabilities at fair value	$--	$(163)	$(591)	$29	$(725)
% of total liabilities at fair value	-- %	22.5%	81.5%	(4.0) %	100.0%

____________

(1)  Includes $20 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2012.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2012
Assets
Fixed income securities:
U.S. government and agencies	$2,790	$1,915	$8		$4,713
Municipal	--	12,104	965		13,069
Corporate	--	46,920	1,617		48,537
Foreign government	--	2,517	--		2,517
ABS	--	3,373	251		3,624
RMBS	--	3,029	3		3,032
CMBS	--	1,446	52		1,498
Redeemable preferred stock	--	26	1		27
Total fixed income securities	2,790	71,330	2,897		77,017
Equity securities	3,008	858	171		4,037
Short-term investments	703	1,633	--		2,336
Other investments:
Free-standing derivatives	--	187	3	$(57)	133
Separate account assets	6,610	--	--		6,610
Other assets	5	--	1		6
Total recurring basis assets	13,116	74,008	3,072	(57)	90,139
Non-recurring basis (1)	--	--	9		9
Total assets at fair value	$13,116	$74,008	$3,081	$(57)	$90,148
% of total assets at fair value	14.6%	82.1%	3.4%	(0.1) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(553)		$(553)
Other liabilities:
Free-standing derivatives	--	(98)	(30)	$33	(95)
Total liabilities at fair value	$--	$(98)	$(583)	$33	$(648)
% of total liabilities at fair value	-- %	15.1%	90.0%	(5.1) %	100.0%

_______________

(1)  Includes $4 million of mortgage loans, $4 million of limited partnership interests and $1 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2013

ARS backed by student loans	$213	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	31 - 43 months

Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(459)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.89%

December 31, 2012

ARS backed by student loans	$394	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	31 - 43 months

Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(419)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.92%

If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value.  If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of March 31, 2013 and December 31, 2012, Level 3 fair value measurements include $1.74 billion and $1.87 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $303 million and $395 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2013.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$8	$--	$--	$--	$--
Municipal	965	(24)	54	6	--
Corporate	1,617	12	(1)	25	(125)
ABS	251	1	7	18	--
RMBS	3	--	--	--	--
CMBS	52	--	2	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,897	(11)	62	49	(125)
Equity securities	171	1	1	--	--
Other investments:
Free-standing derivatives, net	(27)	7	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$3,042	$(3)	$63	$49	$(125)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(553)	$6	$--	$--	$--
Total recurring Level 3 liabilities	$(553)	$6	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2013
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$(1)	$7
Municipal	--	(339)	--	(2)	660
Corporate	264	(199)	--	(17)	1,576
ABS	56	(49)	--	(8)	276
RMBS	--	--	--	--	3
CMBS	1	(17)	--	(1)	37
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	321	(604)	--	(29)	2,560
Equity securities	--	(1)	--	--	172
Other investments:
Free-standing derivatives, net	1	--	--	(1)	(20)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$322	$(605)	$--	$(30)	$2,713

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(24)	$4	$(567)
Total recurring Level 3 liabilities	$--	$--	$(24)	$4	$(567)

_______________

(1) The effect to net income totals $3 million and is reported in the Condensed Consolidated Statements of Operations as follows: $(10) million in realized capital gains and losses, $7 million in net investment income, $(20) million in interest credited to contractholder funds and $26 million in life and annuity contract benefits.

(2) Comprises $4 million of assets and $24 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$1,332	$(2)	$7	$--	$(6)
Corporate	1,405	5	28	56	(18)
ABS	297	13	13	--	(35)
RMBS	51	--	--	--	(47)
CMBS	60	(1)	6	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	3,146	15	54	56	(106)
Equity securities	43	--	--	--	--
Other investments:
Free-standing derivatives, net	(95)	17	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$3,095	$32	$54	$56	$(106)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(723)	$(25)	$--	$--	$--
Total recurring Level 3 liabilities	$(723)	$(25)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2012
Assets
Fixed income securities:
Municipal	$42	$(105)	$--	$(1)	$1,267
Corporate	76	(58)	--	(33)	1,461
ABS	16	--	--	(5)	299
RMBS	--	--	--	--	4
CMBS	--	--	--	(15)	50
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	134	(163)	--	(54)	3,082
Equity securities	70	--	--	--	113
Other investments:
Free-standing derivatives, net	3	--	--	5	(70)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$207	$(163)	$--	$(49)	$3,126

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(12)	$30	$(730)
Total recurring Level 3 liabilities	$--	$--	$(12)	$30	$(730)

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 or 2012.

Transfers into Level 3 during the three months ended March 31, 2013 and 2012 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs have not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months ended March 31, 2013 and 2012 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of March 31.

($ in millions)	2013	2012
Assets
Fixed income securities:
Municipal	$(14)	$(1)
Corporate	5	3
ABS	--	13
CMBS	(1)	(1)
Total fixed income securities	(10)	14
Equity securities	1	--
Other investments:
Free-standing derivatives, net	7	15
Total recurring Level 3 assets	$(2)	$29

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$6	$(25)
Total recurring Level 3 liabilities	$6	$(25)

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $4 million for the three months ended March 31, 2013 and are reported as follows: $(8) million in realized capital gains and losses, $6 million in net investment income, $(20) million in interest credited to contractholder funds and $26 million in life and annuity contract benefits.  These gains and losses total $4 million for the three months ended March 31, 2012 and are reported as follows: $24 million in realized capital gains and losses, $5 million in net investment income, $(56) million in interest credited to contractholder funds and $31 million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	March 31, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,434	$6,846	$6,570	$6,886
Cost method limited partnerships	1,425	1,748	1,406	1,714
Bank loans	809	818	682	684
Agent loans	318	311	319	314

The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of cost method limited partnerships is determined using reported net asset values of the underlying funds.  The fair value of bank loans, which are reported in other investments, is based on broker quotes from brokers familiar with the loans and current market conditions.  The fair value of agent loans, which are reported in other investments, is based on discounted cash flow calculations that use discount rates with a spread over U.S. Treasury rates.  Assumptions used in developing estimated cash flows and discount rates consider the loan’s credit and liquidity risks. The fair value measurements for mortgage loans, cost method limited partnerships, bank loans and agent loans are categorized as Level 3.

Financial liabilities

($ in millions)	March 31, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$26,439	$27,215	$27,014	$28,019
Long-term debt	6,556	7,616	6,057	7,141
Liability for collateral	827	827	808	808

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

Property-Liability uses interest rate swaps, swaptions, futures and options to manage the interest rate risks of existing investments.  Portfolio duration management is a risk management strategy that is principally employed by Property-Liability wherein financial futures and interest rate swaps are utilized to change the duration of the portfolio in order to offset the economic effect that interest rates would otherwise have on the fair value of its fixed income securities.  Equity index futures and options are used by Property-Liability to offset valuation losses in the equity portfolio during periods of declining equity market values.  Credit default swaps are typically used to mitigate the credit risk within the Property-Liability fixed income portfolio.  Property-Liability uses equity futures to hedge the market risk related to deferred compensation liability contracts and forward contracts to hedge foreign currency risk associated with holding foreign currency denominated investments and foreign operations.

Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to balance the respective interest-rate sensitivities of its assets and liabilities.  Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates.  Allstate Financial uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and futures and options for hedging the equity exposure contained in its equity indexed life and annuity product contracts that offer equity returns to contractholders.  In addition, Allstate Financial uses interest rate swaps to hedge interest rate risk inherent in funding agreements.  Allstate Financial uses foreign currency swaps and forwards primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements and holding foreign currency denominated investments.  Credit default swaps are typically used to mitigate the credit risk within the Allstate Financial fixed income portfolio.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of March 31, 2013, the Company pledged $9 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2013.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$3	$3	$--
Total		16	n/a	3	3	--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	4,284	n/a	18	26	(8)
Interest rate cap agreements	Other investments	159	n/a	1	1	--
Financial futures contracts	Other assets	n/a	238	--	--	--
Equity and index contracts
Options and warrants (2)	Other investments	10	12,230	212	212	--
Financial futures contracts	Other assets	n/a	934	1	1	--
Foreign currency contracts
Foreign currency forwards	Other investments	191	n/a	(2)	--	(2)
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	176	n/a	--	2	(2)
Credit default swaps - selling protection	Other investments	180	n/a	3	3	--
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Total		6,021	13,402	222	246	(24)

Total asset derivatives		$6,037	13,402	$225	$249	$(24)

__________________

(1)

Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

(2)

In addition to the number of contracts presented in the table, the Company held 3,960 stock rights and 878,968 stock warrants. Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$132	n/a	$(17)	$--	$(17)
Total		132	n/a	(17)	--	(17)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	2,185	n/a	20	22	(2)
Interest rate swaption agreements	Other liabilities & accrued expenses	250	n/a	--	--	--
Interest rate cap agreements	Other liabilities & accrued expenses	380	n/a	2	2	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	125	12,825	(125)	1	(126)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	148	n/a	(2)	1	(3)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	939	n/a	(70)	--	(70)
Guaranteed withdrawal benefits	Contractholder funds	635	n/a	(30)	--	(30)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,998	n/a	(459)	--	(459)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(8)	--	(8)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	313	n/a	(3)	--	(3)
Credit default swaps – selling protection	Other liabilities & accrued expenses	155	n/a	(24)	--	(24)
Total		9,213	12,825	(699)	26	(725)

Total liability derivatives		9,345	12,825	(716)	$26	$(742)

Total derivatives		$15,382	26,227	$(491)

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

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$2	$2	$--
Total		16	n/a	2	2	--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	5,541	n/a	19	28	(9)
Interest rate cap agreements	Other investments	372	n/a	1	1	--
Financial futures contracts	Other assets	n/a	2	--	--	--
Equity and index contracts
Options and warrants (2)	Other investments	146	12,400	125	125	--
Financial futures contracts	Other assets	n/a	1,087	5	5	--
Foreign currency contracts
Foreign currency forwards and options	Other investments	258	n/a	6	6	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	90	n/a	9	9	--
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	209	n/a	--	2	(2)
Credit default swaps - selling protection	Other investments	308	n/a	2	3	(1)
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Total		7,945	13,489	156	180	(24)

Total asset derivatives		$7,961	13,489	$158	$182	$(24)

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$135	n/a	$(19)	$--	$(19)
Total		135	n/a	(19)	--	(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	1,185	n/a	16	18	(2)
Interest rate swaption agreements	Other liabilities & accrued expenses	250	n/a	--	--	--
Interest rate cap agreements	Other liabilities & accrued expenses	429	n/a	1	1	--
Financial futures contracts	Other liabilities & accrued expenses	--	357	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	--	12,262	(58)	--	(58)
Foreign currency contracts
Foreign currency forwards and options	Other liabilities & accrued expenses	139	n/a	(1)	1	(2)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	820	n/a	(86)	--	(86)
Guaranteed withdrawal benefits	Contractholder funds	554	n/a	(39)	--	(39)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,916	n/a	(419)	--	(419)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(9)	--	(9)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	420	n/a	(3)	2	(5)
Credit default swaps – selling protection	Other liabilities & accrued expenses	285	n/a	(29)	1	(30)
Total		8,083	12,619	(627)	23	(650)

Total liability derivatives		8,218	12,619	(646)	$23	$(669)

Total derivatives		$16,179	26,108	$(488)

__________________

(1)

Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

The following table provides gross and net amounts for the Company’s OTC derivatives, all of which are subject to enforceable master netting agreements.

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2013
Asset derivatives	$61	$(38)	$(12)	$11	$(10)	$1
Liability derivatives	(61)	38	(9)	(32)	27	(5)

December 31, 2012
Asset derivatives	$66	$(35)	$(22)	$9	$(4)	$5
Liability derivatives	(70)	35	(2)	(37)	25	(12)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the three months ended March 31.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months ended March 31, 2013 or 2012.

($ in millions)	2013	2012
Gain (loss) recognized in OCI on derivatives during the period	$3	$(5)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(19)	(21)
Loss reclassified from AOCI into income (realized capital gains and losses)	--	(1)

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations for the three months ended March 31.  As of March 31, 2013, the Company has no derivatives used in fair value hedging relationships.

($ in millions)	2013
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives not designated as accounting hedging instruments
Equity and index contracts	$--	$(9)	$--	$38	$11	$40
Embedded derivative financial instruments	--	(1)	26	(40)	--	(15)
Foreign currency contracts	--	1	--	--	(7)	(6)
Credit default contracts	--	5	--	--	--	5
Total	$--	$(4)	$26	$(2)	$4	$24

	2012
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$--	$(1)
Subtotal	(1)	--	--	--	--	(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(1)	--	--	--	(1)
Equity and index contracts	--	(3)	--	53	13	63
Embedded derivative financial instruments	--	15	31	(38)	--	8
Foreign currency contracts	--	3	--	--	3	6
Credit default contracts	--	8	--	--	--	8
Other contracts	--	--	--	2	--	2
Subtotal	--	22	31	17	16	86
Total	$(1)	$22	$31	$17	$16	$85

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012.

($ in millions)	Gain (loss) on derivatives	Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Investments
Net investment income	$1	$(1)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of March 31, 2013, counterparties pledged $33 million in cash and securities to the Company, and the Company pledged $29 million in cash and securities to counterparties which includes $26 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $3 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

Counterparty credit exposure represents the Company’s potential loss if all of the counterparties concurrently fail to perform under the contractual terms of the contracts and all collateral, if any, becomes worthless.  This exposure is measured by the fair value of OTC derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of enforceable master netting agreements.

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	March 31, 2013				December 31, 2012
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$918	$3	$1	2	$29	$1	$1
A	4	2,270	14	--	4	2,450	13	2
A-	3	269	2	1	3	797	8	2
BBB+	1	3,360	14	--	1	3,617	11	--
Total	9	$6,817	$33	$2	10	$6,893	$33	$5

___________

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

Certain of the Company’s derivative instruments contain credit-risk-contingent termination events, cross-default provisions and credit support annex agreements.  Credit-risk-contingent termination events allow the counterparties to terminate the derivative on certain dates if AIC’s, ALIC’s or Allstate Life Insurance Company of New York’s (“ALNY”) financial strength credit ratings by Moody’s or S&P fall below a certain level or in the event AIC, ALIC or ALNY are no longer rated by either Moody’s or S&P.  Credit-risk-contingent cross-default provisions allow the counterparties to terminate the derivative instruments if the Company defaults by pre-determined threshold amounts on certain debt instruments.  Credit-risk-contingent credit support annex agreements specify the amount of collateral the Company must post to counterparties based on AIC’s, ALIC’s or ALNY’s financial strength credit ratings by Moody’s or S&P, or in the event AIC, ALIC or ALNY are no longer rated by either Moody’s or S&P.

The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within enforceable MNAs.

($ in millions)	March 31, 2013	December 31, 2012
Gross liability fair value of contracts containing credit-risk-contingent features	$55	$65
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(26)	(31)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(26)	(25)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$3	$9

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2013
Single name
Investment grade corporate debt (1)	$--	$20	$30	$60	$--	$110	$1
Municipal	--	25	--	--	--	25	(2)
Subtotal	--	45	30	60	--	135	(1)
Baskets
First-to-default
Municipal	--	--	100	--	--	100	(21)
Subtotal	--	--	100	--	--	100	(21)
Index
Investment grade corporate debt (1)	--	1	26	67	6	100	1
Total	$--	$46	$156	$127	$6	$335	$(21)

December 31, 2012
Single name
Investment grade corporate debt (1)	$5	$20	$53	$80	$10	$168	$--
Municipal	--	25	--	--	--	25	(3)
Subtotal	5	45	53	80	10	193	(3)
Baskets
First-to-default
Municipal	--	--	100	--	--	100	(26)
Subtotal	--	--	100	--	--	100	(26)
Index
Investment grade corporate debt (1)	--	3	79	204	14	300	2
Total	$5	$48	$232	$284	$24	$593	$(27)

_______________

(1) Investment grade corporate debt categorization is based on the rating of the underlying name(s) at initial purchase.

In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default (“FTD”) structure or a specific tranche of a basket, or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement.  With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the reference entity’s public fixed maturity cash instruments and swap rates at the time the agreement is executed.  With a FTD basket or a tranche of a basket, because of the additional credit risk inherent in a basket of named reference entities, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names.  CDX is utilized to take a position on multiple (generally 125) reference entities.  Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference entities.  If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement.  In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset.  When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at the time of settlement.  When a credit event occurs in a tranche of a basket, there is no immediate impact to the Company until cumulative losses in the basket exceed the contractual subordination.  To date, realized losses have not exceeded the subordination.  For CDX, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration.  The maximum payout on a CDS is the contract notional amount.  A physical settlement may afford the Company with recovery rights as the new owner of the asset.

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

8.  Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance ceded amounts shown in the following table:

($ in millions)	Three months ended March 31,
	2013	2012
Property-liability insurance premiums earned	$273	$271
Life and annuity premiums and contract charges	158	172

Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Property-liability insurance claims and claims expense	$218	$68
Life and annuity contract benefits	88	66
Interest credited to contractholder funds	6	7

9.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $26 million and $6 million during the three months ended March 31, 2013 and 2012, respectively.  Restructuring and related charges in the first quarter of 2013 primarily related to the technology organization, which is fundamentally changing its organizational structure leveraging centralization, global sourcing, automation and changes to oversight to meet contemporary business needs.

The following table presents changes in the restructuring liability during the three months ended March 31, 2013.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2012	$6	$3	$9
Expense incurred	22	--	22
Payments applied against liability	(2)	(1)	(3)
Balance as of March 31, 2013	$26	$2	$28

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of March 31, 2013, the cumulative amount incurred to date for active programs totaled $93 million for employee costs and $49 million for exit costs.

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective March 31, 2013, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $44 million as of March 31, 2013.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $5 million as of March 31, 2013.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2013.

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

As of March 31, 2013, the Company estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $830 million, pre-tax.  This disclosure is not an indication of expected loss, if any.  Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  The estimate does not include matters or losses for which an estimate is not possible.  Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria.  It does not represent the Company’s maximum possible loss exposure.  Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

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

The District Court has issued a case management order requiring the State to produce specific detail by property supporting its allegations of breach of contract.  Additionally, the case management order requires the State to deliver a settlement proposal to Allstate and the other defendant insurance companies.  There are many potential individual claims at issue in this matter, each of which will require individual analysis and a number of which may be subject to individual defenses, including release, accord and satisfaction, prescription, waiver, and estoppel.  The Company has filed a motion seeking to force the State to provide more specificity as to its claims in this matter.  The Company believes that its adjusting practices in connection with Katrina homeowners claims were sound and in accordance with industry standards and state law.  There remain significant questions of Louisiana law that have yet to be decided.  The Company has reached a tentative settlement, subject to final approval, for an amount that is not material.

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

•                  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (“EEOC I”) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (“Romero I”).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release was voidable at the option of the release signer.  The court also ordered that an agent who voided the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court reversed its prior ruling that the release was voidable and granted the Company’s motions for summary judgment, ruling that the asserted claims were barred by the release signed by most plaintiffs.  Plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit (“Third Circuit”).  In July 2009, the Third Circuit vacated the trial court’s entry of summary judgment in the Company’s favor and remanded the cases to the trial court for additional discovery, including additional discovery related to the validity of the release and waiver.  In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then all of the claims in Romero I and EEOC I are barred.  Thus, if the waiver and release is upheld, then only the claims in Romero I asserted by the small group of employee agents who did not sign the release and waiver would remain for adjudication.  In January 2010, following the remand, the cases were assigned to a new judge for further proceedings in the trial court.  Plaintiffs filed their Second Amended Complaint on July 28, 2010.  Plaintiffs seek broad but unspecified “make whole relief,” including back pay, compensatory and punitive damages, liquidated damages, lost investment capital, attorneys’ fees and costs, and equitable relief, including reinstatement to employee agent status with all attendant benefits for up to approximately 6,500 former employee agents.  Despite the length of time that these matters have been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class.  Nor have plaintiffs provided any calculations of the putative class’s alleged back pay or the alleged liquidated, compensatory or punitive damages, instead asserting that such calculations will be provided at a later stage during expert discovery.  Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination.  Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses.  Alleged damage amounts and lost benefits of the approximately 6,500 putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service.  Discovery limited to the validity of the waiver and release is closed.  The parties filed cross motions for summary judgment with respect to the validity of the waiver and release on April 8, 2013 and are in the process of briefing those motions.  At present, no class is certified.

•                  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue (“Romero II”).  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  Romero II was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted the Company’s motion to dismiss the case.  Plaintiffs filed a notice of appeal with the Third Circuit.  In July 2009, the Third Circuit vacated the district court’s dismissal of the case and remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge.  In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then one of plaintiffs’ three claims asserted in Romero II is barred.  The Third Circuit directed the district court to consider on remand whether the other two claims asserted in Romero II are barred by the release and waiver.  In January 2010, following the remand, the case was assigned to a new judge (the same judge for the Romero I and EEOC I cases) for further proceedings in the trial court.  On April 23, 2010, plaintiffs filed their First Amended Complaint.  Plaintiffs seek broad but unspecified “make whole” or other equitable relief, including losses of income and benefits as a result of their decision to retire from the Company between November 1, 1999 and December 31, 2000.  They also seek repeal of the challenged amendments to the Agents Pension Plan with all attendant benefits revised and recalculated for thousands of former employee agents, and attorney’s fees and costs.  Despite the length of time that this matter has been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class.  Nor have plaintiffs provided any calculations of the putative class’s alleged losses, instead asserting that such calculations will be provided at a later stage during expert discovery.  Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination.  Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses.  Alleged damage amounts and lost benefits of the putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service.  As in Romero I and EEOC I, discovery limited to issues relating to the validity of the waiver and release is closed.  The parties filed cross motions for summary judgment with respect to the validity of the waiver and release on April 8, 2013 and are in the process of briefing those motions.  At present, class certification has not been decided.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.00 billion and $1.03 billion, net of reinsurance recoverables of $486 million and $496 million, as of March 31, 2013 and December 31, 2012, respectively.  Reserves for environmental claims were $192 million and $193 million, net of reinsurance recoverables of $48 million and $48 million, as of March 31, 2013 and December 31, 2012, respectively.  Approximately 57% and 58% of the total net asbestos and environmental reserves as of March 31, 2013 and December 31, 2012, respectively, were for incurred but not reported estimated losses.

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

11.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31are as follows:

($ in millions)	2013	2012
Pension benefits
Service cost	$40	$38
Interest cost	66	74
Expected return on plan assets	(97)	(98)
Amortization of:
Net actuarial loss	65	44
Settlement loss	10	10
Net periodic pension cost	$84	$68

Postretirement benefits
Service cost	$4	$3
Interest cost	8	9
Amortization of:
Prior service credit	(6)	(6)
Net actuarial gain	(3)	(5)
Net periodic postretirement cost	$3	$1

12.  Business Segments

Summarized revenue data for each of the Company’s reportable segments for the three months ended March 31 are as follows:

($ in millions)	2013	2012
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$4,363	$4,269
Non-standard auto	167	183
Total auto	4,530	4,452
Homeowners	1,616	1,572
Other personal lines	624	606
Allstate Protection	6,770	6,630
Discontinued Lines and Coverages	--	--
Total property-liability insurance premiums	6,770	6,630
Net investment income	341	313
Realized capital gains and losses	112	189
Total Property-Liability	7,223	7,132

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	116	113
Immediate annuities with life contingencies	7	12
Accident and health insurance	180	162
Total life and annuity premiums	303	287
Interest-sensitive life insurance	273	260
Fixed annuities	3	6
Total contract charges	276	266
Total life and annuity premiums and contract charges	579	553
Net investment income	635	687
Realized capital gains and losses	19	(21)
Total Allstate Financial	1,233	1,219

Corporate and Other
Service fees	1	1
Net investment income	7	11
Total Corporate and Other before reclassification of service fees	8	12
Reclassification of service fees (1)	(1)	(1)
Total Corporate and Other	7	11
Consolidated revenues	$8,463	$8,362

_____________________

(1)      For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments for the three months ended March 31 are as follows:

($ in millions)

	2013	2012
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$462	$526
Discontinued Lines and Coverages	(4)	(3)
Total underwriting income	458	523
Net investment income	341	313
Income tax expense on operations	(256)	(265)
Realized capital gains and losses, after-tax	73	124
Property-Liability net income	616	695

Allstate Financial
Life and annuity premiums and contract charges	579	553
Net investment income	635	687
Periodic settlements and accruals on non-hedge derivative instruments	10	15
Contract benefits and interest credited to contractholder funds	(794)	(807)
Operating costs and expenses and amortization of deferred policy acquisition costs	(224)	(228)
Restructuring and related charges	(2)	--
Income tax expense on operations	(60)	(70)
Operating income	144	150
Realized capital gains and losses, after-tax	12	(14)
Valuation changes on embedded derivatives that are not hedged, after-tax	(6)	(6)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	1	(10)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(6)	(10)
Gain on disposition of operations, after-tax	1	2
Allstate Financial net income	146	112

Corporate and Other
Service fees (1)	1	1
Net investment income	7	11
Operating costs and expenses (1)	(96)	(87)
Income tax benefit on operations	35	34
Operating loss	(53)	(41)
Realized capital gains and losses, after-tax	--	--
Corporate and Other net loss	(53)	(41)
Consolidated net income	$709	$766

_______________________

(1)      For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

13.  Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis for the three months ended March 31 are as follows:

($ in millions)	2013			2012
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax

Unrealized net holding gains arising during the period, net of related offsets	$211	$(74)	$137	$866	$(301)	$565
Less: reclassification adjustment of realized capital gains and losses	102	(36)	66	140	(49)	91
Unrealized net capital gains and losses	109	(38)	71	726	(252)	474

Unrecognized pension and other postretirement benefit cost arising during the period	2	--	2	(12)	4	(8)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(66)	23	(43)	(43)	15	(28)
Unrecognized pension and other postretirement benefit cost	68	(23)	45	31	(11)	20

Unrealized foreign currency translation adjustments	(18)	6	(12)	14	(5)	9
Other comprehensive income	$159	$(55)	104	$771	$(268)	503
Net income			709			766
Comprehensive income			$813			$1,269

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 1, 2013

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2012.  Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”).  The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

Allstate is focused on the following priorities:

•                  grow insurance premiums;

•                  maintain auto profitability;

•                  raise returns in homeowners and annuity businesses;

•                  proactively manage investments; and

•                  reduce our cost structure.

HIGHLIGHTS

•                  Consolidated net income was $709 million in the first quarter of 2013 compared to $766 million in the first quarter of 2012.  Net income per diluted share was $1.47 in the first quarter of 2013 compared to $1.53 in the first quarter of 2012.

•                  Property-Liability net income was $616 million in the first quarter of 2013 compared to $695 million in the first quarter of 2012.

•                  The Property-Liability combined ratio was 93.2 in the first quarter of 2013 compared to 92.1 in the first quarter of 2012.

•                  Allstate Financial net income was $146 million in the first quarter of 2013 compared to $112 million in the first quarter of 2012.

•                  Total revenues were $8.46 billion in the first quarter of 2013 compared to $8.36 billion in the first quarter of 2012.

•                  Property-Liability premiums earned totaled $6.77 billion in the first quarter of 2013, an increase of 2.1% from $6.63 billion in the first quarter of 2012.

•                Investments totaled $97.38 billion as of March 31, 2013, increasing from $97.28 billion as of December 31, 2012.  Net investment income was $983 million in the first quarter 2013, a decrease of 2.8% from $1.01 billion in the first quarter of 2012.

•                  Net realized capital gains were $131 million in the first quarter of 2013 compared to $168 million in the first quarter of 2012.

•                  Book value per diluted share (ratio of shareholders’ equity to total shares outstanding and dilutive potential shares outstanding) was $43.46 as of March 31, 2013, an increase of 12.7% from $38.57 as of March 31, 2012 and an increase of 2.5% from $42.39 as of December 31, 2012.

•                  For the twelve months ended March 31, 2013, return on the average of beginning and ending period shareholders’ equity was 11.3%, an increase of 5.9 points from 5.4% for the twelve months ended March 31, 2012.

•                  As of March 31, 2013, shareholders’ equity was $20.62 billion.  This total included $2.73 billion in deployable assets at the parent holding company level, which includes a $500 million receivable repayable on demand with 10 days notice from Allstate Insurance Company (“AIC”) loaned to facilitate investing.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended March 31,
	2013	2012
Revenues
Property-liability insurance premiums	$6,770	$6,630
Life and annuity premiums and contract charges	579	553
Net investment income	983	1,011
Realized capital gains and losses:
Total other-than-temporary impairment losses	(27)	(87)
Portion of loss recognized in other comprehensive income	(10)	4
Net other-than-temporary impairment losses recognized in earnings	(37)	(83)
Sales and other realized capital gains and losses	168	251
Total realized capital gains and losses	131	168
Total revenues	8,463	8,362

Costs and expenses
Property-liability insurance claims and claims expense	(4,460)	(4,339)
Life and annuity contract benefits	(458)	(439)
Interest credited to contractholder funds	(345)	(378)
Amortization of deferred policy acquisition costs	(946)	(979)
Operating costs and expenses	(1,102)	(1,017)
Restructuring and related charges	(26)	(6)
Interest expense	(98)	(95)
Total costs and expenses	(7,435)	(7,253)

Gain on disposition of operations	2	3
Income tax expense	(321)	(346)
Net income	$709	$766

Property-Liability	$616	$695
Allstate Financial	146	112
Corporate and Other	(53)	(41)
Net income	$709	$766

PROPERTY-LIABILITY HIGHLIGHTS

•                  Property-Liability net income was $616 million in the first quarter of 2013 compared to $695 million in the first quarter of 2012.

•                  Property-Liability premiums written totaled $6.63 billion in the first quarter of 2013, an increase of 2.5% from $6.46 billion in the first quarter of 2012.

•                  The Property-Liability loss ratio was 65.9 in the first quarter of 2013 compared to 65.4 in the first quarter of 2012.

•                  Catastrophe losses were $359 million in the first quarter of 2013 compared to $259 million in the first quarter of 2012.

•                  Prior year reserve reestimates totaled $35 million favorable in the first quarter of 2013 compared to $204 million favorable in the first quarter of 2012.

•                  Property-Liability underwriting income was $458 million in the first quarter of 2013 compared to $523 million in the first quarter of 2012.  Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•                  Property-Liability investments were $38.40 billion as of March 31, 2013, an increase of 0.5% from $38.22 billion as of December 31, 2012.  Net investment income was $341 million in the first quarter of 2013, an increase of 8.9% from $313 million in the first quarter of 2012.

•                  Net realized capital gains were $112 million in the first quarter of 2013 compared to $189 million in the first quarter of 2012.

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

($ in millions, except ratios)	Three months ended March 31,
	2013	2012
Premiums written	$6,625	$6,463

Revenues
Premiums earned	$6,770	$6,630
Net investment income	341	313
Realized capital gains and losses	112	189
Total revenues	7,223	7,132

Costs and expenses
Claims and claims expense	(4,460)	(4,339)
Amortization of DAC	(871)	(878)
Operating costs and expenses	(957)	(884)
Restructuring and related charges	(24)	(6)
Total costs and expenses	(6,312)	(6,107)

Income tax expense	(295)	(330)
Net income	$616	$695

Underwriting income	$458	$523
Net investment income	341	313
Income tax expense on operations	(256)	(265)
Realized capital gains and losses, after-tax	73	124
Net income	$616	$695

Catastrophe losses (1)	$359	$259

GAAP operating ratios
Claims and claims expense ratio	65.9	65.4
Expense ratio	27.3	26.7
Combined ratio	93.2	92.1
Effect of catastrophe losses on combined ratio (1)	5.3	3.9
Effect of prior year reserve reestimates on combined ratio (1)	(0.6)	(3.1)
Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio	0.3	0.7
Effect of restructuring and related charges on combined ratio	0.4	0.1
Effect of Discontinued Lines and Coverages on combined ratio	--	--

_____________

(1)      Prior year reserve reestimates included in catastrophe losses totaled $32 million favorable in the three months ended March 31, 2013 compared to $161 million favorable in the three months ended March 31, 2012.

Premiums written is the amount of premiums charged for policies issued during a fiscal period.  Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period.  The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Premiums written:
Allstate Protection	$6,625	$6,462
Discontinued Lines and Coverages	--	1
Property-Liability premiums written	6,625	6,463
Decrease in unearned premiums	155	167
Other	(10)	--
Property-Liability premiums earned	$6,770	$6,630

Premiums earned:
Allstate Protection	$6,770	$6,630
Discontinued Lines and Coverages	--	--
Property-Liability	$6,770	$6,630

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Standard auto	$3,983	$3,937	$147	$142	$342	$262	$4,472	$4,341
Non-standard auto	172	189	--	--	--	--	172	189
Homeowners	1,268	1,258	97	85	--	--	1,365	1,343
Other personal lines (1)	593	567	23	22	--	--	616	589
Total	$6,016	$5,951	$267	$249	$342	$262	$6,625	$6,462

_____________

(1) Other personal lines include commercial, renters, condominium, involuntary auto and other personal lines.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Standard auto	$3,927	$3,897	$155	$151	$281	$221	$4,363	$4,269
Non-standard auto	167	183	--	--	--	--	167	183
Homeowners	1,516	1,480	100	92	--	--	1,616	1,572
Other personal lines	599	583	25	23	--	--	624	606
Total	$6,209	$6,143	$280	$266	$281	$221	$6,770	$6,630

Premium measures and statistics that are used to analyze the business are calculated and described below.  Measures and statistics presented exclude Allstate Canada, specialty auto and excess and surplus lines.

•                  Policies in force (“PIF”):  Policy counts are based on items rather than customers.  A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

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

Standard auto premiums written totaled $4.47 billion in the first quarter of 2013, a 3.0% increase from $4.34 billion in the first quarter of 2012.

	Allstate brand		Encompass brand		Esurance brand
Standard Auto	2013	2012	2013	2012	2013	2012
Three months ended March 31,
PIF (thousands)	16,850	17,080	714	676	1,151	849
Average premium-gross written (1)	$457	$447	$905	$923	$494	$508
Renewal ratio (%)	89.3	88.7	77.7	71.8	81.2	80.5
Approved rate changes (2):
# of states	12	10	5	2	11	6
Countrywide (%) (3)	0.3	0.5	0.8	0.1	0.9	1.3
State specific (%) (4) (5)	1.8	5.4	5.6	3.2	4.2	8.6

_________________________

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

(5)      Based on historical premiums written in those states, rate changes approved for standard auto totaled $53 million and $89 million in the three months ended March 31, 2013 and 2012, respectively.

Allstate brand standard auto premiums written totaled $3.98 billion in the first quarter of 2013, a 1.2% increase from $3.94 billion in the first quarter of 2012.  Excluding Florida and New York, Allstate brand standard auto premiums written totaled $3.24 billion in the first quarter of 2013, a 2.5% increase from $3.16 billion in the first quarter of 2012.  Factors impacting premiums written were the following:

–                 1.3% decrease in PIF as of March 31, 2013 compared to March 31, 2012 due to fewer policies available to renew, and a 0.5% decrease compared to December 31, 2012.  Excluding Florida and New York, PIF decreased 1.0% as of March 31, 2013 compared to March 31, 2012.

–                 7.3% increase in new issued applications to 497 thousand in the first quarter of 2013 from 463 thousand in the first quarter of 2012.  Excluding Florida and New York, new issued applications increased 6.3% to 438 thousand in the first quarter of 2013 from 412 thousand in the first quarter of 2012.  New issued applications increased in 29 states in the first quarter of 2013 compared to the first quarter of 2012.

–                 increase in average gross premium in the first quarter of 2013 compared to the first quarter of 2012.

–                 0.6 point increase in the renewal ratio in the first quarter of 2013 compared to the first quarter of 2012.  In the first quarter of 2013, 32 states had favorable comparisons to the first quarter of 2012.

Beginning February 2013, Allstate brand customers are immediately assigned an Allstate agency relationship at the time of purchase.  As previously disclosed, all Allstate brand customers who purchased their policies directly through call centers and the internet will be assigned an Allstate exclusive agency relationship.  This is estimated to take place in the second quarter of 2013.

Encompass brand standard auto premiums written totaled $147 million in the first quarter of 2013, a 3.5% increase from $142 million in the first quarter of 2012.  Excluding Florida, Encompass brand standard auto premiums written totaled $145 million in the first quarter of 2013, a 5.8% increase from $137 million in the first quarter of 2012.  The increase was primarily due to a 5.6% increase in PIF as of March 31, 2013 compared to March 31, 2012 and actions taken to enhance our highly differentiated package policy.  New issued applications increased 9.4% to 35 thousand in the first quarter of 2013 from 32 thousand in the first quarter of 2012.  The renewal ratio increased 5.9 points in the first quarter of 2013 compared to the first quarter of 2012.

Esurance brand standard auto premiums written totaled $342 million in the first quarter of 2013, a 30.5% increase from $262 million in the first quarter of 2012.  The increase was primarily due to a 35.6% increase in PIF as of March 31, 2013 compared to March 31, 2012.  New issued applications increased 59.7% to 222 thousand in the first quarter of 2013 from 139 thousand in the first quarter of 2012.  The renewal ratio increased 0.7 points in the first quarter of 2013 compared to the first quarter of 2012.

Non-standard auto premiums written totaled $172 million in the first quarter of 2013, a 9.0% decrease from $189 million in the first quarter of 2012.  The decrease was primarily due to a decrease in PIF due to fewer policies available to renew; a 7.6% decrease in new issued applications to 73 thousand in the first quarter of 2013 from 79 thousand in the first quarter of 2012, partially offset by increases in average gross premium and the renewal ratio.

Allstate brand	Three months ended March 31,
Non-Standard Auto	2013	2012
PIF (thousands)	509	570
Average premium-gross written (6 months)	$601	$598
Renewal ratio (%) (6 months)	70.7	69.1
Approved rate changes:
# of states	3	4
Countrywide (%)	0.1	0.2
State specific (%) (1)	3.2	1.4

_____________

(1)      Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $1 million in both the three months ended March 31, 2013 and 2012.

Homeowners premiums written totaled $1.37 billion in the first quarter of 2013, a 1.6% increase from $1.34 billion in the first quarter of 2012.  Excluding the cost of catastrophe reinsurance, premiums written increased 1.2% in the first quarter of 2013 compared to the first quarter of 2012.

	Allstate brand		Encompass brand
Homeowners	2013	2012	2013	2012
Three months ended March 31,
PIF (thousands)	5,895	6,259	333	309
Average premium-gross written (12 months)	$1,115	$1,065	$1,346	$1,299
Renewal ratio (%) (12 months)	87.0	87.4	86.1	79.6
Approved rate changes (1):
# of states	16	13	3	5
Countrywide (%)	1.3	2.0	1.4	0.9
State specific (%) (2)	4.8	7.9	7.0	5.3

________________________

(1) Includes rate changes approved based on our net cost of reinsurance.

(2) Based on historical premiums written in those states, rate changes approved for homeowners totaled $87 million and $128 million in the three months ended March 31, 2013 and 2012, respectively.

Allstate brand homeowners premiums written totaled $1.27 billion in the first quarter of 2013, a 0.8% increase from $1.26 billion in the first quarter of 2012.  Factors impacting premiums written were the following:

–                 5.8% decrease in PIF as of March 31, 2013 compared to March 31, 2012 due to fewer policies available to renew, and a 1.3% decrease compared to December 31, 2012

–                 11.9% increase in new issued applications to 113 thousand in the first quarter of 2013 from 101 thousand in the first quarter of 2012.  In states that do not have severe weather issues and that have acceptable returns, we are seeking to grow.  We are also seeking to selectively grow homeowners in some currently restricted areas where we believe we will earn an appropriate return for the risk.  We will continue to pursue profit actions in states that are not at targeted returns.

–                 increase in average gross premium in the first quarter of 2013 compared to the first quarter of 2012 primarily due to rate changes

–                 0.4 point decrease in the renewal ratio in the first quarter of 2013 compared to the first quarter of 2012

–                 $5 million decrease in the cost of our catastrophe reinsurance program to $116 million in the first quarter of 2013 from $121 million in the first quarter of 2012

Encompass brand homeowners premiums written totaled $97 million in the first quarter of 2013, a 14.1% increase from $85 million in the first quarter of 2012.  The increase was primarily due to a 7.8% increase in PIF as of March 31, 2013 compared to March 31, 2012 and actions taken to enhance our highly differentiated package policy.  New issued applications increased 13.3% to 17 thousand in the first quarter of 2013 from 15 thousand in the first quarter of 2012.  The renewal ratio increased 6.5 points in the first quarter of 2013 compared to the first quarter of 2012.

Other personal lines Allstate brand other personal lines premiums written totaled $593 million in the first quarter of 2013, a 4.6% increase from $567 million in the first quarter of 2012.  Allstate brand other personal lines includes Emerging Businesses other personal lines (landlord, renters, condominium, other property, Allstate Roadside Services and Allstate Dealer Services) for which premiums written increased 6.6% to $455 million in the first quarter of 2013 from $427 million in the first quarter of 2012.

Underwriting results are shown in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Premiums written	$6,625	$6,462
Premiums earned	$6,770	$6,630
Claims and claims expense	(4,457)	(4,336)
Amortization of DAC	(871)	(878)
Other costs and expenses	(956)	(884)
Restructuring and related charges	(24)	(6)
Underwriting income	$462	$526
Catastrophe losses	$359	$259

Underwriting income by line of business
Standard auto	$172	$115
Non-standard auto	24	16
Homeowners	232	306
Other personal lines	34	89
Underwriting income	$462	$526

Underwriting income (loss) by brand
Allstate brand	$515	$586
Encompass brand	(6)	1
Esurance brand	(47)	(61)
Underwriting income	$462	$526

Allstate Protection had underwriting income of $462 million in the first quarter of 2013 compared to $526 million in the first quarter of 2012, primarily due to a decrease in underwriting income in homeowners and other personal lines, partially offset by an increase in standard auto underwriting income.  Homeowners underwriting income was $232 million in the first quarter of 2013, a 24.2% decrease from $306 million in the first quarter of 2012, primarily due to increases in catastrophe losses (including unfavorable reserve reestimates) and higher expenses, partially offset by average earned premiums increasing faster than loss costs.  Other personal lines underwriting income was $34 million in the first quarter of 2013, a 61.8% decrease from $89 million in the first quarter of 2012, primarily due to higher expenses and lower favorable reserve reestimates.  Standard auto underwriting income was $172 million in the first quarter of 2013, a 49.6% increase from $115 million in the first quarter of 2012, primarily due to increased premiums earned, lower frequency, and favorable Sandy reserve reestimates, partially offset by higher expenses.

Catastrophe losses were $359 million in the first quarter of 2013 compared to $259 million in the first quarter of 2012.

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

Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended March 31, 2013
	Number of events		Claims and claims expense			Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
$101 million to $250 million	1	11.1%	225	(1)	62.7%	3.3	$225
$50 million to $100 million	1	11.1	73	(2)	20.3	1.1	73
Less than $50 million	7	77.8	93		25.9	1.4	13
Total	9	100.0%	391		108.9	5.8	43
Prior year reserve reestimates			(32)	(3)	(8.9)	(0.5)
Total catastrophe losses			$359		100.0%	5.3

_________________________

(1) Reflects March 2013 wind/hail event primarily impacting Mississippi, Georgia and Alabama.

(2) Reflects February 2013 wind/hail event primarily impacting Louisiana and Texas.

(3) Reserve reestimates related to Sandy in the three months ended March 31, 2013 totaled $21 million favorable, including $35 million favorable for auto, $22 million unfavorable for homeowners and $8 million favorable other personal lines.

Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended March 31,
	2013		2012
		Number of events		Number of events
Tornadoes	$--	--	$207	3
Wind/Hail	381	8	202	10
Wildfires	--	--	3	1
Other events	10	1	8	1
Prior year reserve reestimates	(32)		(161)
Total catastrophe losses	$359	9	$259	15

Catastrophe losses, including prior year reserve reestimates, excluding hurricanes named or numbered by the National Weather Service, fires following earthquakes and earthquakes totaled $387 million and $284 million in the first quarter of 2013 and 2012, respectively.

Combined ratio Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.

	Three months ended March 31,
	Ratio (1)		Effect of catastrophe losses on combined ratio		Effect of prior year reserve reestimates on combined ratio		Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio
	2013	2012	2013	2012	2013	2012	2013	2012
Allstate brand loss ratio:
Standard auto	68.0	69.6	1.1	1.2	(1.6)	(1.2)
Non-standard auto	62.3	67.2	0.6	--	(0.6)	--
Homeowners	60.3	56.5	18.7	12.6	2.6	(7.9)
Other personal lines	59.3	53.9	2.7	2.9	(2.0)	(6.7)

Total Allstate brand loss ratio	65.1	64.9	5.5	4.1	(0.6)	(3.3)
Allstate brand expense ratio	26.6	25.6	--	--	--	--	0.1	0.1
Allstate brand combined ratio	91.7	90.5	5.5	4.1	(0.6)	(3.3)	0.1	0.1

Encompass brand loss ratio:
Standard auto	75.5	78.1	(0.6)	0.7	(3.9)	0.7
Homeowners	62.0	55.4	12.0	6.5	1.0	(2.2)
Other personal lines	80.0	87.0	8.0	--	12.0	(4.3)

Total Encompass brand loss ratio	71.1	71.0	4.6	2.6	(0.7)	(0.8)
Encompass brand expense ratio	31.0	28.6	--	--	--	--	--	--
Encompass brand combined ratio	102.1	99.6	4.6	2.6	(0.7)	(0.8)	--	--

Esurance brand loss ratio:
Standard auto	76.5	72.8	1.1	0.4	--	--

Total Esurance brand loss ratio	76.5	72.8	1.1	0.4	--	--
Esurance brand expense ratio	40.2	54.8	--	--	--	--	5.3	18.1
Esurance brand combined ratio	116.7	127.6	1.1	0.4	--	--	5.3	18.1

Allstate Protection loss ratio	65.9	65.4	5.3	3.9	(0.6)	(3.1)
Allstate Protection expense ratio	27.3	26.7	--	--	--	--	0.3	0.7
Allstate Protection combined ratio	93.2	92.1	5.3	3.9	(0.6)	(3.1)	0.3	0.7

______________

(1) Ratios are calculated using the premiums earned for the respective line of business.

Standard auto loss ratio for the Allstate brand decreased 1.6 points in the first quarter of 2013 compared to the first quarter of 2012 primarily due to lower frequency and favorable Sandy reserve reestimates.  Excluding the impact of catastrophe losses, the Allstate brand standard auto loss ratio decreased 1.5 points in the first quarter of 2013 compared to the first quarter of 2012.  Florida results have shown improvement with loss ratios, including prior year reserve reestimates, of 69.7 in the first quarter of 2013 compared to 71.3 in the first quarter of 2012.  For New York, the loss ratio was 70.6 in the first quarter of 2013 compared to 65.2 in the first quarter of 2012 which was favorably impacted by reserve releases.  Excluding the impact of reserve reestimates and catastrophe losses, both states have experienced improvement as a result of management actions, including rate increases, underwriting restrictions, increased claims staffing and review, and on-going efforts to combat fraud and abuse.  However, we continue to focus on profitability given ongoing developments in these two states.  Claim frequencies (rate of claim occurrence per policy in force) in the bodily injury and property damage coverages decreased 1.5% and 0.2%, respectively, in the first quarter of 2013 compared to the first quarter of 2012.  Bodily injury and property damage coverage paid claim severities (average cost per claim) increased 7.4% and decreased 1.0%, respectively, in the first quarter of 2013 compared to the first quarter of 2012.  In the first quarter of 2013, severity increased in line with historical Consumer Price Index trends after adjusting for geographic mix and age of claims.

Encompass brand standard auto loss ratio decreased 2.6 points in the first quarter of 2013 compared to the first quarter of 2012 primarily due to favorable reserve reestimates.

Esurance brand standard auto loss ratio increased 3.7 points in the first quarter of 2013 compared to the first quarter of 2012, primarily due to an increase in physical damage losses, both catastrophe and non-catastrophe driven, as a result of hailstorms in the first quarter of 2013 and a benign winter in the first quarter of 2012.

Homeowners loss ratio for the Allstate brand increased 3.8 points to 60.3 in the first quarter of 2013 from 56.5 in the first quarter of 2012 primarily due to higher catastrophe losses (including unfavorable reserve reestimates), partially offset by average earned premiums increasing faster than loss costs.  Claim frequency excluding catastrophe losses increased 1.1% in the first quarter of 2013 compared to the first quarter of 2012.  Paid claim severity excluding catastrophe losses decreased 0.5% in the first quarter of 2013 compared to the first quarter of 2012.

Encompass brand homeowners loss ratio increased 6.6 points in the first quarter of 2013 compared to the first quarter of 2012 primarily due to higher catastrophe losses.

Expense ratio for Allstate Protection increased 0.6 points in the first quarter of 2013 compared to the first quarter of 2012.  The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended March 31,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Amortization of DAC	13.1	13.1	17.9	17.3	2.5	2.3	12.9	12.9
Advertising expenses	2.7	3.1	0.7	0.8	16.0	20.4	3.2	3.6
Business combination expenses and amortization of purchased intangible assets	0.1	0.1	--	--	5.3	18.1	0.3	0.7
Other costs and expenses	10.3	9.2	12.1	10.5	16.4	14.0	10.5	9.4
Restructuring and related charges	0.4	0.1	0.3	--	--	--	0.4	0.1
Total expense ratio	26.6	25.6	31.0	28.6	40.2	54.8	27.3	26.7

Other costs and expenses increased primarily due to higher technology related costs and an increase in the 2012 agent bonus accrual.  Restructuring and related charges were $24 million in the first quarter of 2013 and primarily related to the technology organization, which is fundamentally changing its organizational structure leveraging centralization, global sourcing, automation and changes to oversight to meet contemporary business needs.

Amortization of DAC primarily includes agent remuneration and premium taxes.  In 2013, Allstate exclusive agent remuneration comprises a base commission, a variable commission and a bonus.  Commissions are trending slightly above the prior year, which had only a base commission.  The variable commission has two components: agency success factors (local presence, Allstate Financial products sold and minimum licensed staff), which must be achieved in order to qualify for the second component, customer experience (customer satisfaction survey).  In addition, a bonus that is also a percentage of premiums can be earned by agents up to the same level as the prior year.  To qualify for the bonus in 2013, agents must achieve a minimum loss ratio and an amount of sales of Allstate Financial products.  The bonus is earned by increases in multi-line households and increases in Property-Liability policies in force and Allstate Financial policies sold.

We are studying ways to reduce our cost structure including the cost of operations, such as total resource compensation, technology costs, facility expense, and improving efficiency and effectiveness.

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

We completed the placement of the 2013 catastrophe reinsurance program as described below except for the Florida component which is expected to be placed in the second quarter of 2013.  The information below provides further detail regarding our 2013 catastrophe reinsurance program.

Our 2013 reinsurance program continues to support our goal to have no more than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available.  Since the 2006 inception of Allstate’s catastrophe reinsurance program, our exposure to wind loss has been materially reduced and we have substantially eliminated our exposure to homeowners earthquake loss.  Similar to our 2012 program, we have designed our 2013 program to respond to these exposure changes by including coverage for multiple perils, in addition to hurricanes and earthquakes, in all agreements except for the following: a Kentucky agreement, which provides coverage for earthquakes and fires following earthquakes, and an agreement comprising two contracts which provides coverage in specific states for hurricanes and earthquakes, including fires following earthquakes, based on insured industry losses as reported by the Property Claim Service (“PCS”) (the “PCS Excess Catastrophe Reinsurance agreement”).

The 2013 program, as described below, provides $3.25 billion of reinsurance coverage above the retention.  Similar to the expiring program, the 2013 program will include a Per Occurrence Excess Catastrophe Reinsurance agreement reinsuring our personal lines property and auto excess catastrophe losses resulting from multiple perils in every state other than New Jersey and Florida.  For June 1, 2013 to May 31, 2014, the program consists of three agreements:  a Per Occurrence Excess Catastrophe Reinsurance agreement providing coverage in six layers with the reinstatement of limits available for the First through Fifth Layers; a Top and Drop Excess Catastrophe Reinsurance agreement which includes Coverage A and Coverage B (defined below) and does not include a reinstatement of limits; and the PCS Excess Catastrophe Reinsurance agreement which supplements the reinsurance limits provided by the Fifth and Sixth Layers of the Nationwide Per Occurrence Excess Catastrophe Reinsurance Program and does not include a reinstatement of limits.  We anticipate the placement of the Fifth and Sixth Layers as described below to be completed on May 3, 2013.

The Per Occurrence Excess Catastrophe Reinsurance agreement provides an initial $3.25 billion per occurrence limit in excess of a $500 million retention and after the Company has incurred $250 million in losses “otherwise recoverable.”  The $250 million in losses otherwise recoverable applies once each contract year to the First Layer only and losses from multiple qualifying occurrences can apply to this $250 million threshold in excess of $500 million per occurrence.  For June 1, 2013 to May 31, 2014, the program will consist of three existing contracts, two of which expire May 31, 2014 and one which expires May 31, 2015, and two new contracts which expire May 31, 2015 and May 31, 2016.

The Top and Drop Excess Catastrophe Reinsurance agreement provides $250 million of reinsurance limits which may be used for Coverage A, Coverage B, or a combination of both.  For June 1, 2013 to May 31, 2014, Coverage A reinsures the “Top” of the program and provides 6.33% of $500 million excess of a $3.25 billion retention.  For June 1, 2013 to May 31, 2014, Coverage B allows the program limit to “Drop” and provides reinsurance for 12.66% of $250 million in limits excess of a $750 million retention and after the Company has incurred $500 million in losses “otherwise recoverable” under the agreement.  Losses from multiple qualifying occurrences, in excess of $750 million per occurrence, can apply to this $500 million threshold.

The PCS Excess Catastrophe Reinsurance agreement comprises two contracts: a Class B Excess Catastrophe Reinsurance Contract which provides $150 million in limits excess of a $2.75 billion retention, and a Class A Excess Catastrophe Contract which provides $200 million in limits excess of a $3.25 billion retention.  The contracts are effective on May 4, 2013 and their risk period expires on May 3, 2017.  The contracts do not include a reinstatement of limits.

The New Jersey and Florida components of the reinsurance program are designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in those states.  The New Jersey agreement reinsures personal lines property losses resulting from multiple perils and consists of three contracts which expire on May 31, 2014, May 31, 2015 and May 31, 2016.  The Florida component is expected to be placed in the second quarter of 2013.  Allstate Protection’s separate reinsurance programs in Pennsylvania and Kentucky will continue to address exposures unique to those states.  A description of the catastrophe reinsurance treaties that will reinsure Allstate Protection as of June 1, 2013 follows:

Nationwide excluding Florida and New Jersey

•                  The Per Occurrence Excess Catastrophe Reinsurance agreement reinsures personal lines property and auto excess catastrophe losses caused by multiple perils under six layers of coverage as follows:

First Layer	$250 million limit in excess of a $500 million retention and after an initial $250 million in losses “otherwise recoverable” has been satisfied, 1 reinstatement
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

Coverage for the First through the Fourth Layers comprises three contracts, each contract providing one third of 95% of the total limit and expiring as of May 31, 2014, May 31, 2015 and May 31, 2016.  Coverage for the first $500 million of the $1 billion limit of the Fifth Layer is 95% placed and comprises two existing contracts expiring May 31, 2014 and May 31, 2015 and a newly placed contract expiring May 31, 2015.  Coverage for the second $500 million of the Fifth Layer is 63% placed and comprises two existing contracts expiring May 31, 2014 and May 31, 2015.  Coverage for the Sixth Layer, which is 38.04% placed, comprises three existing contracts, two of which expire May 31, 2014 and one which expires May 31, 2015.

The newly placed contracts, effective June 1, 2013, will not have a prepaid reinstatement limit thus requiring premium for the reinstatement of limits.  The contract expiring May 31, 2015 includes a reinstatement for the First through Fifth Layers with premium required for the reinstatement of limits.  The contract expiring May 31, 2014 includes a prepaid reinstatement for the First through Fifth Layers.  The Sixth Layer does not have a reinstatement of limits.  Reinsurance premium is subject to redetermination for exposure changes at each anniversary.

•                  The Top and Drop Excess Catastrophe Reinsurance agreement reinsures personal lines property and auto excess catastrophe losses caused by multiple perils under a three year term contract expiring May 31, 2014.  The reinsurance limit may be used for Coverage A, Coverage B or a combination of both and is not subject to reinstatement.  For June 1, 2013 to May 31, 2014, Coverage A of the Top and Drop provides 6.33% of $500 million in limits in excess of a $3.25 billion retention which results in a 44.37% placement of the Sixth Layer of the Per Occurrence Catastrophe Reinsurance agreement.  Coverage B provides 12.66% of $250 million in limits in excess of a $750 million retention.  In addition to this retention, the Company must incur $500 million in losses “otherwise recoverable,” under Coverage B during the contract year before Coverage B attaches.  Losses from multiple qualifying occurrences may apply to this $500 million threshold.  Reinsurance premium is subject to redetermination for exposure changes.  The Top and Drop Excess Catastrophe Reinsurance agreement does not contain a reinstatement.

•                  The PCS Excess Catastrophe Reinsurance agreement reinsures personal lines property and auto excess catastrophe losses caused by hurricanes in 28 states and the District of Columbia, and earthquakes, including fires following earthquakes, in California, New York, and Washington.  This agreement is placed with a Bermuda insurance company, Sanders Re Ltd, which completed an offering to unrelated investors of principal at risk, variable market rate notes to collateralize losses covered by the agreement.  Amounts payable under the agreement are based on insured industry losses as reported by PCS and further indexed to account for our exposures in each contracts’ covered areas.  Reinsurance recoveries under the PCS Excess Catastrophe Reinsurance agreement are limited to our ultimate net loss from a PCS reported hurricane or earthquake event, in excess of each contract’s specific retention and subject to each contract’s limit.  The contracts’ risk period is for four years from May 4, 2013 to May 3, 2017.  The placement of these contracts achieves, for the perils of hurricanes and earthquakes, including fires following earthquakes, a 94% placement of the reinsurance limits of the Fifth Layer of the Per Occurrence Excess Catastrophe Reinsurance agreement, and in conjunction with the Top and Drop agreement, an 84% placement of the Sixth Layer of the reinsurance limits of per Occurrence Excess Catastrophe Reinsurance agreement.

New Jersey

•                  The Excess Catastrophe Reinsurance agreement comprises two existing contracts that reinsure personal lines property excess catastrophe losses in New Jersey caused by multiple perils, and a newly placed contract that reinsures personal lines property and automobile excess catastrophe losses in New Jersey.  The two existing contracts expiring May 31, 2014 and May 31, 2015 and the newly placed contract expiring May 31, 2016 each provide 32% of $400 million of limits excess of a $122 million retention, a $137 million retention, and a $150 million retention, respectively.  Each contract includes one reinstatement per contract year, with premium due for the contracts expiring May 31, 2015 and May 31, 2016.  The reinsurance premium and retention are subject to redetermination for exposure changes at each anniversary.

Pennsylvania

•                  The Excess Catastrophe Reinsurance agreement comprises an existing, three year term contract which reinsures personal lines property losses in Pennsylvania caused by multiple perils.  The contract expires May 31, 2015 and provides three limits of $100 million in excess of a $100 million retention with two limits available in any one contract year and is 95% placed.  The reinsurance premium and retention are not subject to redetermination for exposure changes.

Kentucky

•                  The Earthquake Excess Catastrophe Reinsurance agreement comprises an existing, three year term contract which reinsures personal lines property losses in Kentucky caused by earthquakes or fires following earthquakes.  The contract expires May 31, 2014 and provides 95% of $25 million of limits in excess of a

$5 million retention.  The contract provides two limits over its remaining one year term.  The reinsurance premium and retention are not subject to redetermination for exposure changes.

We expect that the cost of our catastrophe reinsurance programs will be lower in 2013 compared to 2012, primarily due to no longer needing the 7th Layer of the National Per Occurrence Excess Catastrophe Reinsurance program to achieve our catastrophe risk goal, lower limits being required to achieve our Florida reinsurance program goal following a decline in exposures, acquiring reinsurance in the capital markets, and favorable reinsurance rates.  The total cost of our property catastrophe reinsurance programs during the first quarter of 2013 was $133 million.  The total cost of our catastrophe reinsurance programs during 2012 was $138 million in the first quarter, $137 million in the second quarter, $133 million in the third quarter and $141 million in the fourth quarter.  These quarterly costs reflect premium re-measurements recognized in the quarter.  We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

Reserve reestimates The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2013 and 2012, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2013	2012
Auto	$11,383	$11,404
Homeowners	2,008	2,439
Other personal lines	2,250	2,237
Total Allstate Protection	$15,641	$16,080

($ in millions, except ratios)	Three months ended March 31,
	2013		2012
	Reserve reestimate (1)	Effect on combined ratio (2)	Reserve reestimate (1)	Effect on combined ratio (2)
Auto (3)	$(70)	(1.0)	$(48)	(0.7)
Homeowners (3)	41	0.6	(119)	(1.8)
Other personal lines (3)	(9)	(0.2)	(40)	(0.6)
Total Allstate Protection	$(38)	(0.6)	$(207)	(3.1)

Allstate brand	$(36)	(0.5)	$(205)	(3.1)
Encompass brand	(2)	(0.1)	(2)	--
Esurance brand	--	--	--	--
Total Allstate Protection	$(38)	(0.6)	$(207)	(3.1)

______________

(1) Favorable reserve reestimates are shown in parentheses.

(2)  Ratios are calculated using Property-Liability premiums earned.

(3) Prior year reserve reestimates included in catastrophe losses for auto, homeowners and other personal lines totaled $51 million favorable, $31 million unfavorable and $12 million favorable in the three months ended March 31, 2013, respectively, compared to $13 million favorable, $129 million favorable and $19 million favorable in the three months ended March 31, 2012, respectively.  The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio for auto, homeowners and other personal lines totaled 0.8 favorable, 0.5 unfavorable and 0.2 favorable in the three months ended March 31, 2013, respectively, compared to 0.2 favorable, 2.0 favorable and 0.3 favorable in the three months ended March 31, 2012, respectively.

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Premiums written	$--	$1

Premiums earned	$--	$--
Claims and claims expense	(3)	(3)
Operating costs and expenses	(1)	--
Underwriting loss	$(4)	$(3)

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2013	2012
Fixed income securities	$249	$265
Equity securities	23	19
Mortgage loans	5	6
Limited partnership interests	77	41
Short-term investments	1	1
Other	8	2
Investment income, before expense	363	334
Investment expense	(22)	(21)
Net investment income	$341	$313

The average pre-tax investment yields are presented in the following table.  Pre-tax yield is calculated as annualized investment income before investment expense (including dividend income in the case of equity securities) divided by the average of the investment balances at the beginning and end of the year and interim quarters.  Investment balances, for purposes of the pre-tax yield calculation, exclude unrealized capital gains and losses.

	Three months ended March 31,
	2013	2012
Fixed income securities: tax-exempt	3.7%	4.6%
Fixed income securities: tax-exempt equivalent	5.4	6.7
Fixed income securities: taxable	3.5	3.6
Equity securities	2.8	2.1
Mortgage loans	4.3	4.5
Limited partnership interests	10.4	5.5
Total portfolio	4.0	3.8

Net investment income increased 8.9% to $341 million in the first quarter of 2013 from $313 million in the first quarter of 2012.  The increase was primarily due to higher limited partnership income, higher prepayment fee income and litigation proceeds which increased 2013 income by a total of $15 million, and higher average investment balances, partially offset by lower fixed income yields.  The decrease in fixed income yields is primarily due to actions taken to reduce interest rate risk through dispositions of long-duration municipal and corporate fixed income securities and increased investment in floating rate securities, short term and intermediate corporate fixed income securities.  While the dispositions generated net realized capital gains, we expect a decline in investment income prospectively due to the lower yield on the reinvestment of proceeds.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Impairment write-downs	$(8)	$(19)
Change in intent write-downs	(20)	(28)
Net other-than-temporary impairment losses recognized in earnings	(28)	(47)
Sales	151	237
Valuation of derivative instruments	--	3
Settlements of derivative instruments	(11)	(4)
Realized capital gains and losses, pre-tax	112	189
Income tax expense	(39)	(65)
Realized capital gains and losses, after-tax	$73	$124

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•                  Net income was $146 million in the first quarter of 2013 compared to $112 million in the first quarter of 2012.

•                  Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $569 million in the first quarter of 2013, an increase of 6.4% from $535 million in the first quarter of 2012.

•                  Investments totaled $56.85 billion as of March 31, 2013, reflecting a decrease in carrying value of $146 million from $57.00 billion as of December 31, 2012.  Net investment income decreased 7.6% to $635 million in the first quarter of 2013 from $687 million in the first quarter of 2012.

•                  Net realized capital gains totaled $19 million in the first quarter of 2013 compared to net realized capital losses of $21 million in the first quarter of 2012.

•                  Contractholder funds totaled $38.81 billion as of March 31, 2013, reflecting a decrease of $512 million from $39.32 billion as of December 31, 2012.

ALLSTATE FINANCIAL SEGMENT

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Revenues
Life and annuity premiums and contract charges	$579	$553
Net investment income	635	687
Realized capital gains and losses	19	(21)
Total revenues	1,233	1,219

Costs and expenses
Life and annuity contract benefits	(458)	(439)
Interest credited to contractholder funds	(345)	(378)
Amortization of DAC	(75)	(101)
Operating costs and expenses	(148)	(142)
Restructuring and related charges	(2)	--
Total costs and expenses	(1,028)	(1,060)

Gain on disposition of operations	2	3
Income tax expense	(61)	(50)
Net income	$146	$112

Investments as of March 31	$56,853	$57,620

Net income
Life insurance	$63	$57
Accident and health insurance	24	17
Annuities and institutional products	59	38
Net income	$146	$112

Net income was $146 million in the first quarter of 2013 compared to $112 million in the first quarter of 2012.  The increase was primarily due to net realized capital gains in the first quarter of 2013 compared to net realized capital losses in the first quarter of 2012, decreased interest credited to contractholder funds and lower amortization of DAC, partially offset by lower net investment income.

Analysis of revenues   Total revenues increased 1.1% or $14 million in the first quarter of 2013 compared to the first quarter of 2012 primarily due to net realized capital gains in the first quarter of 2013 compared to net realized capital losses in the first quarter of 2012 and higher life and annuity premiums and contract charges, partially offset by lower net investment income.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2013	2012
Underwritten products
Traditional life insurance premiums	$116	$113
Accident and health insurance premiums	180	162
Interest-sensitive life insurance contract charges	273	260
Subtotal	569	535

Annuities
Immediate annuities with life contingencies premiums	7	12
Other fixed annuity contract charges	3	6
Subtotal	10	18

Life and annuity premiums and contract charges (1)	$579	$553

________________

(1) Contract charges related to the cost of insurance totaled $180 million and $170 million for the first quarter of 2013 and 2012, respectively.

Total premiums and contract charges increased 4.7% in the first quarter of 2013 compared to the first quarter of 2012 primarily due to growth in Allstate Benefits accident and health insurance business in force and higher contract charges on interest-sensitive life insurance products primarily resulting from the growth of insurance in force and the aging of our policyholders, partially offset by lower sales of immediate annuities with life contingencies.  Effective March 22, 2013, we are no longer offering structured settlement annuities.  We will continue to service the in-force structured settlement contracts.

Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance, fixed annuities and funding agreements.  The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals, maturities and contract charges for mortality or administrative expenses.  The following table shows the changes in contractholder funds.

($ in millions)	Three months ended March 31,
	2013	2012
Contractholder funds, beginning balance	$39,319	$42,332

Deposits
Fixed annuities	287	153
Interest-sensitive life insurance	386	332
Total deposits	673	485

Interest credited	350	379

Benefits, withdrawals, maturities and other adjustments
Benefits	(395)	(357)
Surrenders and partial withdrawals	(891)	(943)
Maturities of and interest payments on institutional products	(1)	(1)
Contract charges	(277)	(264)
Net transfers from separate accounts	1	2
Other adjustments (1)	28	(30)
Total benefits, withdrawals, maturities and other adjustments	(1,535)	(1,593)
Contractholder funds, ending balance	$38,807	$41,603

_____________

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

Contractholder funds decreased 1.3% and 1.7% in the first quarter of 2013 and 2012, respectively, reflecting our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 6.9% in the first quarter of 2013 compared to the same period of 2012.

Contractholder deposits increased 38.8% in the first quarter of 2013 compared to the same period of 2012 primarily due to increased fixed annuity deposits driven by new equity-indexed annuity products launched in second quarter 2012 and higher deposits on interest-sensitive life insurance with secondary guarantees in advance of previously announced price increases.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 5.5% to $891 million in the first quarter of 2013 from $943 million in the same period of 2012.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 11.0% in the first quarter of 2013 compared to 10.7% in the same period of 2012.

Net investment income decreased 7.6% or $52 million to $635 million in the first quarter of 2013 from $687 million in the same period of 2012 primarily due to lower limited partnership income and lower average investment balances, partially offset by higher prepayment fee income and litigation proceeds which increased 2013 income by a total of $27 million.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2013	2012

Impairment write-downs	$(2)	$(20)
Change in intent write-downs	(7)	(16)
Net other-than-temporary impairment losses recognized in earnings	(9)	(36)
Sales	21	(8)
Valuation of derivative instruments	(4)	8
Settlements of derivative instruments	11	15
Realized capital gains and losses, pre-tax	19	(21)
Income tax (expense) benefit	(7)	7
Realized capital gains and losses, after-tax	$12	$(14)

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses   Total costs and expenses decreased 3.0% or $32 million in the first quarter of 2013 compared to the same period of 2012 primarily due to lower interest credited to contractholder funds and amortization of DAC, partially offset by higher life and annuity contract benefits.

Life and annuity contract benefits increased 4.3% or $19 million in the first quarter of 2013 compared to the same period of 2012 primarily due to worse mortality experience on life insurance.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $133 million and $134 million in the first quarter of 2013 and 2012, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Life insurance	$86	$91
Accident and health insurance	89	73
Annuities	(17)	(12)
Total benefit spread	$158	$152

Benefit spread increased 3.9% or $6 million in the first quarter of 2013 compared to the first quarter of 2012 primarily due to premium growth in Allstate Benefits accident and health insurance and higher cost of insurance contract charges on interest-sensitive life insurance, partially offset by worse mortality experience on life insurance and annuities.

Interest credited to contractholder funds decreased 8.7% or $33 million in the first quarter of 2013 compared to the same period of 2012 primarily due to lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $9 million and $10 million in the first quarter of 2013 and 2012, respectively.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Annuities and institutional products	$59	$97
Life insurance	27	18
Accident and health insurance	6	6
Net investment income on investments supporting capital	74	64
Investment spread before valuation changes on embedded derivatives that are not hedged	166	185
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(9)	(10)
Total investment spread	$157	$175

Investment spread before valuation changes on embedded derivatives that are not hedged decreased 10.3% or $19 million in the first quarter of 2013 compared to the first quarter of 2012 due to lower income on limited partnerships and the continued managed reduction in our spread-based business in force, partially offset by lower crediting rates.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2013	2012	2013	2012	2013	2012
Interest-sensitive life insurance	5.2%	5.4%	3.9%	4.1%	1.3%	1.3%
Deferred fixed annuities and institutional products	4.6	4.5	3.1	3.2	1.5	1.3
Immediate fixed annuities with and without life contingencies	6.3	7.8	6.0	6.1	0.3	1.7
Investments supporting capital, traditional life and other products	4.0	3.9	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	March 31,
	2013	2012
Immediate fixed annuities with life contingencies	$8,889	$8,843
Other life contingent contracts and other	5,878	5,453
Reserve for life-contingent contract benefits	$14,767	$14,296

Interest-sensitive life insurance	$11,093	$10,853
Deferred fixed annuities	21,484	24,495
Immediate fixed annuities without life contingencies	3,797	3,832
Institutional products	1,874	1,914
Other	559	509
Contractholder funds	$38,807	$41,603

Amortization of DAC decreased 25.7% or $26 million in the first quarter of 2013 compared to the same period of 2012.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$76	$86
(Accretion) amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	(1)	15
Amortization acceleration for changes in assumptions (“DAC unlocking”)	--	--
Total amortization of DAC	$75	$101

____________

(1)   The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease in DAC amortization in the first quarter of 2013 compared to the same period of 2012 was primarily due to accretion relating to valuation changes on embedded derivatives that are not hedged in first quarter 2013 compared to amortization relating to realized capital gains in first quarter 2012 and decreased amortization on fixed annuity products due to the DAC balance for contracts issued prior to 2010 being fully amortized in second quarter 2012.

Operating costs and expenses increased 4.2% or $6 million in the first quarter of 2013 compared to the same period of 2012.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
	2013	2012
Non-deferrable commissions	$26	$25
General and administrative expenses	106	102
Taxes and licenses	16	15
Total operating costs and expenses	$148	$142

Restructuring and related charges	$2	$--

General and administrative expenses increased 3.9% or $4 million in the first quarter of 2013 compared to the same period of 2012 primarily due to higher employee and technology related costs, as well as lower reinsurance expense allowances.

We are studying ways to reduce our cost structure including the cost of operations, such as total resource compensation, technology costs, facility expense, and improving efficiency and effectiveness.

INVESTMENTS HIGHLIGHTS

•                  Investments totaled $97.38 billion as of March 31, 2013, increasing from $97.28 billion as of December 31, 2012.

•                  Unrealized net capital gains totaled $5.50 billion as of March 31, 2013, decreasing from $5.55 billion as of December 31, 2012.

•                  Net investment income was $983 million in the first quarter of 2013, a decrease of 2.8% from $1.01 billion in the first quarter of 2012.

•                  Net realized capital gains were $131 million in the first quarter of 2013 compared to $168 million in the first quarter of 2012.

INVESTMENTS

The composition of the investment portfolios as of March 31, 2013 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$29,105	75.8%	$45,178	79.5%	$1,523	71.4%	$75,806	77.8%
Equity securities (2)	4,037	10.5	402	0.7	--	--	4,439	4.6
Mortgage loans	488	1.3	5,946	10.5	--	--	6,434	6.6
Limited partnership interests (3)	2,994	7.8	1,933	3.4	4	0.2	4,931	5.1
Short-term investments(4)	1,171	3.0	1,391	2.4	607	28.4	3,169	3.2
Other	600	1.6	2,003	3.5	--	--	2,603	2.7
Total	$38,395	100.0%	$56,853	100.0%	$2,134	100.0%	$97,382	100.0%

__________

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $27.89 billion, $41.58 billion and $1.49 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2) Equity securities are carried at fair value.  Cost basis for these securities was $3.45 billion and $328 million for Property-Liability and Allstate Financial, respectively.

(3) We have commitments to invest in additional limited partnership interests totaling $1.02 billion and $946 million for Property-Liability and Allstate Financial, respectively.

(4) Short-term investments are carried at fair value.  Amortized cost basis for these investments was $1.17 billion, $1.39 billion and $607 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(5) Balances reflect the elimination of related party investments between segments.

Total investments increased to $97.38 billion as of March 31, 2013, from $97.28 billion as of December 31, 2012, primarily due to positive Property-Liability operating cash flows and higher valuations of equity securities, partially offset by net reductions in Allstate Financial’s contractholder funds and lower valuations of fixed income securities.  The decline in valuation of fixed income securities for the three months ended March 31, 2013 was due to increasing risk-free interest rates, partially offset by tightening credit spreads.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically referenced as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.

The Property-Liability investment portfolio increased to $38.40 billion as of March 31, 2013, from $38.22 billion as of December 31, 2012, primarily due to a $500 million advance to AIC from The Allstate Corporation (the “Corporation”) to facilitate investing and positive operating cash flows, partially offset by dividends paid by AIC to the Corporation.

The Allstate Financial investment portfolio decreased to $56.85 billion as of March, 2013, from $57.00 billion as of December 31, 2012, primarily due to net reductions in contractholder funds of $512 million.

The Corporate and Other investment portfolio increased to $2.13 billion as of March 31, 2013, from $2.06 billion as of December 31, 2012, primarily due to the proceeds of $500 million of Fixed-to-Floating Rate Subordinated Debentures issued in January 2013 and dividends paid by AIC to the Corporation, partially offset by a $500 million advance to AIC from the Corporation, share repurchases and dividends paid to shareholders.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of March 31, 2013	Percent to total investments	Fair value as of December 31, 2012	Percent to total investments
U.S. government and agencies	$4,257	4.4%	$4,713	4.9%
Municipal	11,862	12.2	13,069	13.5
Corporate	49,567	50.9	48,537	49.9
Foreign government	2,365	2.4	2,517	2.6
Asset-backed securities (“ABS”)	3,597	3.7	3,624	3.7
Residential mortgage-backed securities (“RMBS”)	2,750	2.8	3,032	3.1
Commercial mortgage-backed securities (“CMBS”)	1,381	1.4	1,498	1.5
Redeemable preferred stock	27	--	27	--
Total fixed income securities	$75,806	77.8%	$77,017	79.2%

As of March 31, 2013, 91.2% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of March 31, 2013.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$4,257	$297	$--	$--	$--	$--

Municipal
Tax exempt	1,257	37	2,928	138	2,171	141
Taxable	281	33	2,570	398	1,306	176
Auction rate securities (“ARS”)	108	--	86	--	--	--

Corporate
Public	891	64	2,826	178	13,329	948
Privately placed	1,221	61	1,352	111	4,086	339

Foreign government	990	109	620	30	382	27

ABS
Collateralized debt obligations (“CDO”)	169	6	564	6	266	(24)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,374	43	401	9	259	10

RMBS
U.S. government sponsored entities (“U.S. Agency”)	1,163	46	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	63	2	24	--	67	2
Alt-A residential mortgage-backed securities (“Alt-A”)	4	--	--	--	13	1
Subprime residential mortgage-backed securities (“Subprime”)	--	--	9	--	40	--

CMBS	695	35	89	3	118	7

Redeemable preferred stock	--	--	--	--	--	--

Total fixed income securities	$12,473	$733	$11,469	$873	$22,037	$1,627

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$4,257	$297

Municipal
Tax exempt	534	22	186	(4)	7,076	334
Taxable	321	(3)	95	(9)	4,573	595
ARS	14	--	5	--	213	--

Corporate
Public	14,655	1,022	3,369	169	35,070	2,381
Privately placed	6,495	380	1,343	28	14,497	919

Foreign government	373	34	--	--	2,365	200

ABS
CDO	144	(19)	128	(21)	1,271	(52)
Consumer and other ABS	261	9	31	(1)	2,326	70

RMBS
U.S. Agency	--	--	--	--	1,163	46
Prime	124	3	418	42	696	49
Alt-A	54	2	435	10	506	13
Subprime	--	--	336	(43)	385	(43)

CMBS	162	3	317	(12)	1,381	36

Redeemable preferred stock	26	4	1	--	27	4

Total fixed income securities	$23,163	$1,457	$6,664	$159	$75,806	$4,849

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $11.86 billion as of March 31, 2013 with an unrealized net capital gain of $929 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Corporate bonds, including publicly traded and privately placed, totaled $49.57 billion as of March 31, 2013, with an unrealized net capital gain of $3.30 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

ABS, RMBS and CMBS are structured securities that are primarily collateralized by consumer or corporate borrowings and residential and commercial real estate loans.  The cash flows from the underlying collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a “class”, qualifies for a specific original rating.  For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving principal repayments on the underlying collateral and retains this priority until the class is paid in full.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings.  The payment priority and class subordination included in these securities serves as credit enhancement for holders of the senior or top portions of the structures.  These securities continue to retain the payment priority features that existed at the origination of the securitization trust.  Other forms of credit enhancement may include structural features embedded in the securitization trust, such as overcollateralization, excess spread and bond insurance.  The underlying collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages) or may contain features of both fixed and variable rate mortgages.

ABS, including CDO and Consumer and other ABS, totaled $3.60 billion as of March 31, 2013, with 95.6% rated investment grade and an unrealized net capital gain of $18 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

CDO totaled $1.27 billion as of March 31, 2013, with 89.9% rated investment grade.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.08 billion of cash flow collateralized loan obligations (“CLO”) with unrealized net capital losses of $9 million.  Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans.  The underlying collateral is generally actively managed by external managers that monitor the collateral’s performance and is well diversified across industries and among issuers.  The remaining $191 million of securities consisted of project finance CDO, market value CDO and trust preferred CDO with unrealized net capital losses of $43 million.

Consumer and other ABS totaled $2.33 billion as of March 31, 2013, with 98.7% rated investment grade.  Consumer and other ABS consists of $557 million of consumer auto and $1.77 billion of other ABS with unrealized net capital gains of $8 million and $62 million, respectively.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $2.75 billion as of March 31, 2013, with 56.8% rated investment grade and an unrealized net capital gain of $65 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with the U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  Prime are collateralized by residential mortgage loans issued to prime borrowers.  Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $267 million and $118 million of first lien and second lien securities, respectively.  The Subprime portfolio unrealized net capital loss of $43 million as of March 31, 2013 was the result of wider credit spreads than at initial purchase.  Wider spreads are largely due to the risk associated with the underlying collateral supporting certain Subprime securities.

CMBS totaled $1.38 billion as of March 31, 2013, with 77.0% rated investment grade and an unrealized net capital gain of $36 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 92.0% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

Mortgage loans  Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $6.43 billion as of March 31, 2013 compared to $6.57 billion as of December 31, 2012, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of March 31, 2013.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$915	$507	$3	$--	$1,425
Equity method of accounting (“EMA”)	1,508	1,128	205	665	3,506
Total	$2,423	$1,635	$208	$665	$4,931

Number of managers	99	44	8	11
Number of individual funds	168	94	26	21
Largest exposure to single fund	$146	$224	$85	$56

_______________

(1) Includes $523 million of infrastructure and real asset funds.

The following table shows the earnings from our limited partnership interests by fund type and accounting classification for the three months ended March 31.

($ in millions)	2013				2012
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$20	$48	$68	$--	$12	$60	$72	$(1)
Real estate funds	6	28	34	--	1	30	31	(1)
Hedge funds	--	9	9	--	--	10	10	--
Tax credit funds	--	(4)	(4)	--	--	(4)	(4)	--
Total	$26	$81	$107	$--	$13	$96	$109	$(2)

Limited partnership interests produced income, excluding impairment write-downs, of $107 million in the three months ended March 31, 2013 compared to $109 million in the three months ended March 31, 2012.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $5.50 billion as of March 31 2013 compared to $5.55 billion as of December 31, 2012.  The decline from December 31, 2012 for fixed income securities was due to increasing risk-free interest rates and the realization of unrealized net capital gains through sales, partially offset by tightening credit spreads.  The increase from December 31, 2012 for equity securities was primarily due to positive returns in the equity markets.  The following table presents unrealized net capital gains and losses.

($ in millions)	March 31, 2013	December 31, 2012
U.S. government and agencies	$297	$326
Municipal	929	930
Corporate	3,300	3,594
Foreign government	200	227
ABS	18	1
RMBS	65	32
CMBS	36	(12)
Redeemable preferred stock	4	4
Fixed income securities	4,849	5,102
Equity securities	662	460
EMA limited partnerships	8	7
Derivatives	(19)	(22)
Unrealized net capital gains and losses, pre-tax	$5,500	$5,547

The unrealized net capital gains for the fixed income portfolio totaled $4.85 billion and comprised $5.23 billion of gross unrealized gains and $382 million of gross unrealized losses as of March 31, 2013.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $5.10 billion, comprised of $5.63 billion of gross unrealized gains and $530 million of gross unrealized losses as of December 31, 2012.

Gross unrealized gains and losses on fixed income securities by type and sector as of March 31, 2013 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Banking	$3,712	$179	$(51)	$3,840
Utilities	7,726	839	(15)	8,550
Consumer goods (cyclical and non-cyclical)	10,490	688	(15)	11,163
Capital goods	5,128	381	(13)	5,496
Transportation	1,944	198	(10)	2,132
Financial services	3,742	247	(8)	3,981
Energy	4,075	305	(4)	4,376
Technology	2,459	132	(4)	2,587
Basic industry	2,900	170	(3)	3,067
Communications	3,208	214	(2)	3,420
Other	883	75	(3)	955
Total corporate fixed income portfolio	46,267	3,428	(128)	49,567

U.S. government and agencies	3,960	297	--	4,257
Municipal	10,933	975	(46)	11,862
Foreign government	2,165	203	(3)	2,365
ABS	3,579	104	(86)	3,597
RMBS	2,685	142	(77)	2,750
CMBS	1,345	78	(42)	1,381
Redeemable preferred stock	23	4	--	27
Total fixed income securities	$70,957	$5,231	$(382)	$75,806

The banking, utilities and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2013.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $662 million and comprised $677 million of gross unrealized gains and $15 million of gross unrealized losses as of March 31, 2013.  This is compared to an unrealized net capital gain for the equity portfolio totaling $460 million, comprised of $494 million of gross unrealized gains and $34 million of gross unrealized losses, as of December 31, 2012.

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2013	2012
Fixed income securities	$762	$806
Equity securities	25	21
Mortgage loans	98	93
Limited partnership interests	107	109
Short-term investments	2	1
Other	37	30
Investment income, before expense	1,031	1,060
Investment expense	(48)	(49)
Net investment income	$983	$1,011

Net investment income decreased 2.8% or $28 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to lower average investment balances and lower fixed income yields, partially offset by higher prepayment fee income and litigation proceeds which increased 2013 income by a total of $42 million.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2013	2012
Impairment write-downs	$(10)	$(39)
Change in intent write-downs	(27)	(44)
Net other-than-temporary impairment losses recognized in earnings	(37)	(83)
Sales	172	229
Valuation of derivative instruments	(4)	11
Settlements of derivative instruments	--	11
Realized capital gains and losses, pre-tax	131	168
Income tax expense	(46)	(58)
Realized capital gains and losses, after-tax	$85	$110

Impairment write-downs, which includes changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Fixed income securities	$(30)	$(29)
Equity securities	(4)	(7)
Mortgage loans	26	(3)
Limited partnership interests	--	(2)
Other investments	(2)	2
Impairment write-downs	$(10)	$(39)

Impairment write-downs on fixed income securities for the three months ended March 31, 2013 were primarily driven by CMBS and municipal bonds that experienced deterioration in expected cash flows.  Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends.  The valuation allowance on mortgage loans was reduced due to increases in the fair value of the collateral less costs to sell for certain previously impaired loans.

Change in intent write-downs totaling $27 million in the three months ended March 31, 2013 were primarily a result of plans to reposition a portion of our domestic public equity portfolio and reduce holdings of ARS backed by student loans.

Sales generated $172 million of net realized gains in the three months ended March 31, 2013 primarily related to municipal and corporate fixed income securities in conjunction with reducing our exposure to interest rate risk in the Property-Liability portfolio and equity securities in connection with portfolio repositioning.

Valuation and settlements of derivative instruments generated net realized capital losses of $4 million for the three months ended March 31, 2013 primarily including losses from equity risk management activities due to the increase in the equity indices, partially offset by valuation gains on credit default contracts.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholders’ equity as of March 31, 2013 was $20.62 billion, an increase of 0.2% from $20.58 billion as of December 31, 2012.

•                  On April 1, 2013, we paid shareholder dividends of $0.25.

•                  On January 10, 2013, we issued $500 million of 5.10% Fixed-to-Floating Rate Subordinated Debentures due 2053.

•                  On February 28, 2013, we entered into an accelerated share repurchase agreement with Barclays Bank PLC (“Barclays”) and Barclays Capital Inc., as Barclays’ agent, to purchase $500 million of our outstanding common stock.

•                 During the first quarter of 2013, we repurchased 5.1 million common shares for $226 million in the market and 9.2 million shares under the accelerated share repurchase agreement, pursuant to which we paid a prepayment amount of $500 million.  As of March 31, 2013, there is $1.33 billion remaining on our share repurchase programs.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	March 31, 2013	December 31, 2012
Common stock, retained income and other shareholders’ equity items	$19,340	$19,405
Accumulated other comprehensive income	1,279	1,175
Total shareholders’ equity	20,619	20,580
Debt	6,556	6,057
Total capital resources	$27,175	$26,637

Ratio of debt to shareholders’ equity	31.8%	29.4%
Ratio of debt to capital resources	24.1%	22.7%

Shareholders’ equity increased in the first quarter of 2013, primarily due to net income and increased unrealized net capital gains on investments, partially offset by share repurchases and dividends paid to shareholders.

Debt  On January 10, 2013, we issued $500 million of 5.10% Fixed-to-Floating Rate Subordinated Debentures due 2053, utilizing the registration statement filed with the Securities and Exchange Commission on April 30, 2012.  The proceeds of this issuance were used for general corporate purposes, including the repurchase of our common stock through open market purchases and through the accelerated repurchase program entered into on February 28, 2013.  We are planning to issue an additional $500 million of subordinated debentures as announced in December 2012 in connection with our share repurchase program.  The next debt maturity is on June 15, 2013 when $250 million of 7.50% Debentures are due, which is expected to be refinanced or repaid from available cash.

Share repurchases As of March 31, 2013, our $1.00 billion share repurchase program that commenced in December 2012 had $332 million remaining and is expected to be completed by December 31, 2013.  On February 6, 2013, an additional $1.00 billion share repurchase program was authorized and is expected to be completed by March 31, 2014.  On February 28, 2013, we entered into an accelerated share repurchase agreement with Barclays and Barclays Capital Inc., as Barclays’ agent, to purchase $500 million of our outstanding common stock.  During the first quarter of 2013, we repurchased 5.1 million common shares for $226 million in the market and 9.2 million shares under the accelerated share repurchase agreement, pursuant to which we paid a prepayment amount of $500 million.  The accelerated share repurchase agreement will mature no later than July 2, 2013 and includes a settlement at maturity.  The settlement is dependent on market price over the duration of the agreement and is expected to be made in shares.  The average price of the shares purchased under the accelerated share repurchase agreement cannot be determined until after settlement.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.  In January 2013, A.M. Best affirmed The Allstate Corporation’s debt and commercial paper ratings of a- and AMB-1, respectively, and our insurance entities financial strength ratings of A+ for AIC and Allstate Life Insurance Company (“ALIC”).  The outlook for AIC and ALIC remained stable.  In April 2013, Moody’s affirmed The Allstate Corporation’s debt and commercial paper ratings of A3 and P-2, respectively, AIC’s financial strength ratings of Aa3 and ALIC’s financial strength rating of A1.  The outlook for all Moody’s ratings was revised to stable from negative.  In April 2013, S&P affirmed The Allstate Corporation’s debt and commercial paper ratings of A- and A-2, respectively, AIC’s financial strength ratings of AA- and ALIC’s financial strength rating of A+.  The outlook for all S&P ratings remained negative.  Management intends to maintain the current S&P rating through continued capital and risk management actions and, based on our calculations, believes capital was sufficient as of March 31, 2013.  In the future, if our financial position is less than rating agency expectations including those related to capitalization at the parent company, AIC or ALIC, we could be exposed to a downgrade in our ratings which we do not view as being material to our business model or strategies.

ALIC, AIC and The Allstate Corporation are party to the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  ALIC and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  AIC also has a capital support agreement with ALIC.  Under the capital support agreement, AIC is committed to provide capital to ALIC to maintain an adequate capital level.  The maximum amount of potential funding under each of these agreements is $1.00 billion.  On March 22, 2013, the Corporation advanced $500 million to AIC under the Liquidity Agreement to facilitate investing activity.  This amount is expected to be repaid by September 30, 2013.

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

Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $2.73 billion as of March 31, 2013, which includes a $500 million receivable repayable on demand with 10 days notice from AIC under the Liquidity Agreement.  These assets include the receivable from AIC, cash and investments that are generally saleable within one quarter totaling $2.23 billion.  This provides funds for the parent company’s relatively low fixed charges and other corporate purposes.

In the first three months of 2013, AIC paid dividends totaling $900 million to the Corporation.

The Corporation has access to additional borrowing to support liquidity as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2013, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  We have the option to extend the expiration of its initial five year term by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders.  In April 2013, we utilized the option on the first anniversary of the facility and we extended the facility by one year making its current expiration April 2018.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 19.4% as of March 31, 2013.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the first three months of 2013.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on April 30, 2012.  We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 432 million shares of treasury stock as of March 31, 2013), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $38.81 billion as of March 31, 2013.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2013.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,009	15.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	12,712	32.7
Market value adjustments (2)	5,225	13.5
Subject to discretionary withdrawal without adjustments (3)	14,861	38.3
Total contractholder funds (4)	$38,807	100.0%

___________________

(1)      Includes $6.36 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)      $4.32 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)      76% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)      Includes $1.08 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 5.4% in the first three months of 2013 compared to the same period of 2012.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 11.0% and 10.7% for the first three months of 2013 and 2012, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of March 31, 2013, total institutional products outstanding were $1.84 billion, with scheduled maturities of $1.75 billion in April of 2013 and $85 million in 2016.

Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

The following table summarizes consolidated cash flow activities by segment for the first three months ended March 31.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$446	$386	$289	$287	$5	$134	$740	$807
Investing activities	(40)	75	251	413	(75)	(409)	136	79
Financing activities	23	(1)	(655)	(827)	(230)	(257)	(862)	(1,085)
Net increase (decrease) in consolidated cash							$14	$(199)

_______________

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Higher cash provided by operating activities in the first three months of 2013 compared to the first three months of 2012 was primarily due to the surrender of company owned life insurance and lower claim payments, partially offset by higher paid expenses.

Cash used in investing activities in the first three months of 2013 compared to cash provided by investing activities in the first three months of 2012 was primarily due to 2013 operating cash flows being invested.  There were higher sales of fixed income securities and higher purchases of short-term investments and equity securities to support portfolio repositioning.

Allstate Financial  Cash provided by operating cash flows in the first three months of 2013 was comparable to the first three months of 2012.

Lower cash provided by investing activities in the first three months of 2013 compared to the first three months of 2012 was due to lower net transactional activity and the increase in short-term investments to support scheduled maturities of institutional products, partially offset by higher investment collections.

Lower cash used in financing activities in the first three months of 2013 compared to the first three months of 2012 was primarily due to higher deposits on fixed annuities and interest-sensitive life insurance and lower contractholder withdrawals.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of The Allstate Corporation Annual Report on Form 10-K for 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
January 1, 2013 - January 31, 2013	2,012,164	$42.9174	2,009,500	$897 million
February 1, 2013 - February 28, 2013	13,054,819	$45.9748	12,289,207	$1.3 billion
March 1, 2013- March 31, 2013	331,922	$45.5698	--	$1.3 billion
Total	15,398,905	$45.5666	14,298,707

_______________

(1) In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

January:        2,664

February:      436,518

March:          331,922

The Allstate 401(k) Savings Plan acquired the following shares in connection with Allstate’s contributions to the plan based on its matching obligation and certain performance measures.

January:        none

February:      329,094

March:           none

(2) Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3) On December 17, 2012, we announced the approval of a share repurchase program for $1.00 billion, to be completed by December 31, 2013.  On February 6, 2013, we announced the approval of an additional share repurchase program for $1.00 billion, to be completed by March 31, 2014.

Item 6.  Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 1, 2013	By	/s/ Samuel H. Pilch
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

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 1, 2013, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

E-1