Form 10-Q
period 2013-06-30
ALLSTATE CORP
filed 2013-07-31
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	X	Accelerated filer	___

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

As of July 17, 2013, the registrant had 463,447,495 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL INFORMATION

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$6,862	$6,666	$13,632	$13,296
Life and annuity premiums and contract charges	579	559	1,158	1,112
Net investment income	984	1,026	1,967	2,037
Realized capital gains and losses:
Total other-than-temporary impairment losses	(55)	(69)	(82)	(156)
Portion of loss recognized in other comprehensive income	(5)	19	(15)	23
Net other-than-temporary impairment losses recognized in earnings	(60)	(50)	(97)	(133)
Sales and other realized capital gains and losses	422	77	590	328
Total realized capital gains and losses	362	27	493	195
	8,787	8,278	17,250	16,640
Costs and expenses
Property-liability insurance claims and claims expense	4,741	4,810	9,201	9,149
Life and annuity contract benefits	471	462	929	901
Interest credited to contractholder funds	311	366	656	744
Amortization of deferred policy acquisition costs	961	942	1,907	1,921
Operating costs and expenses	1,090	996	2,192	2,013
Restructuring and related charges	20	10	46	16
Loss on extinguishment of debt	480	--	480	--
Interest expense	99	93	197	188
	8,173	7,679	15,608	14,932

Gain on disposition of operations	--	3	2	6

Income from operations before income tax expense	614	602	1,644	1,714

Income tax expense	180	179	501	525

Net income	434	423	1,143	1,189

Preferred stock dividends	--	--	--	--

Net income available to common shareholders	$434	$423	$1,143	$1,189

Earnings per common share:

Net income available to common shareholders per common share - Basic	$0.93	$0.86	$2.42	$2.40

Weighted average common shares - Basic	468.3	490.6	471.9	494.9

Net income available to common shareholders per common share - Diluted	$0.92	$0.86	$2.39	$2.39

Weighted average common shares - Diluted	473.8	493.8	477.3	497.9

Cash dividends declared per common share	$0.25	$0.22	$0.50	$0.44

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income	$434	$423	$1,143	$1,189

Other comprehensive (loss) income, after-tax

Changes in:

Unrealized net capital gains and losses	(1,254)	196	(1,183)	670

Unrealized foreign currency translation adjustments	(21)	(7)	(33)	2

Unrecognized pension and other postretirement benefit cost	46	24	91	44

Other comprehensive (loss) income, after-tax	(1,229)	213	(1,125)	716

Comprehensive (loss) income	$(795)	$636	$18	$1,905

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30, 2013	December 31, 2012
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $68,475 and $71,915)	$71,039	$77,017
Equity securities, at fair value (cost $4,237 and $3,577)	4,505	4,037
Mortgage loans	6,413	6,570
Limited partnership interests	4,941	4,922
Short-term, at fair value (amortized cost $2,646 and $2,336)	2,646	2,336
Other	2,771	2,396
Total investments	92,315	97,278
Cash	634	806
Premium installment receivables, net	5,116	5,051
Deferred policy acquisition costs	3,914	3,621
Reinsurance recoverables, net	8,346	8,767
Accrued investment income	773	781
Property and equipment, net	971	989
Goodwill	1,239	1,240
Other assets	1,684	1,804
Separate Accounts	6,488	6,610
Total assets	$121,480	$126,947
Liabilities
Reserve for property-liability insurance claims and claims expense	$20,989	$21,288
Reserve for life-contingent contract benefits	14,242	14,895
Contractholder funds	36,357	39,319
Unearned premiums	10,510	10,375
Claim payments outstanding	745	797
Deferred income taxes	250	597
Other liabilities and accrued expenses	6,055	6,429
Short-term debt	500	--
Long-term debt	5,475	6,057
Separate Accounts	6,488	6,610
Total liabilities	101,611	106,367
Commitments and Contingent Liabilities (Note 11)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 11,500 shares issued and outstanding as of June 30, 2013 and none issued and outstanding as of December 31, 2012, $287.5 aggregate liquidation preference	278	--
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 465 million and 479 million shares outstanding	9	9
Additional capital paid-in	3,105	3,162
Retained income	34,691	33,783
Deferred ESOP expense	(39)	(41)
Treasury stock, at cost (435 million and 421 million shares)	(18,225)	(17,508)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	36	(11)
Other unrealized net capital gains and losses	1,794	3,614
Unrealized adjustment to DAC, DSI and insurance reserves	(179)	(769)
Total unrealized net capital gains and losses	1,651	2,834
Unrealized foreign currency translation adjustments	37	70
Unrecognized pension and other postretirement benefit cost	(1,638)	(1,729)
Total accumulated other comprehensive income	50	1,175
Total shareholders’ equity	19,869	20,580
Total liabilities and shareholders’ equity	$121,480	$126,947

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)	Six months ended June 30,
	2013	2012
Preferred stock par value	(unaudited)
Balance, beginning of period	$--	$--
Preferred stock issuance	--	--
Balance, end of period	--	--

Preferred stock additional capital paid-in
Balance, beginning of period	--	--
Preferred stock issuance	278	--
Balance, end of period	278	--

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,162	3,189
Equity incentive plans activity	(57)	(35)
Balance, end of period	3,105	3,154

Retained income
Balance, beginning of period	33,783	31,909
Net income	1,143	1,189
Dividends on common stock	(235)	(218)
Dividends on preferred stock	--	--
Balance, end of period	34,691	32,880

Deferred ESOP expense
Balance, beginning of period	(41)	(43)
Payments	2	2
Balance, end of period	(39)	(41)

Treasury stock
Balance, beginning of period	(17,508)	(16,795)
Shares acquired	(905)	(575)
Shares reissued under equity incentive plans, net	188	98
Balance, end of period	(18,225)	(17,272)

Accumulated other comprehensive income
Balance, beginning of period	1,175	29
Change in unrealized net capital gains and losses	(1,183)	670
Change in unrealized foreign currency translation adjustments	(33)	2
Change in unrecognized pension and other postretirement benefit cost	91	44
Balance, end of period	50	745

Noncontrolling interest
Balance, beginning of period	--	28
Change in noncontrolling interest ownership	--	(28)
Balance, end of period	--	--

Total shareholders’ equity	$19,869	$19,475

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six months ended June 30,
	2013	2012
Cash flows from operating activities	(unaudited)
Net income	$1,143	$1,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	180	201
Realized capital gains and losses	(493)	(195)
Loss on extinguishment of debt	480	--
Gain on disposition of operations	(2)	(6)
Interest credited to contractholder funds	656	744
Changes in:
Policy benefits and other insurance reserves	(607)	(377)
Unearned premiums	165	27
Deferred policy acquisition costs	(107)	6
Premium installment receivables, net	(81)	(9)
Reinsurance recoverables, net	327	27
Income taxes	283	341
Other operating assets and liabilities	(391)	(174)
Net cash provided by operating activities	1,553	1,774
Cash flows from investing activities
Proceeds from sales
Fixed income securities	10,461	9,918
Equity securities	1,742	1,275
Limited partnership interests	438	796
Mortgage loans	20	11
Other investments	38	88
Investment collections
Fixed income securities	3,658	2,141
Mortgage loans	475	458
Other investments	171	39
Investment purchases
Fixed income securities	(10,637)	(12,345)
Equity securities	(2,010)	(290)
Limited partnership interests	(477)	(664)
Mortgage loans	(314)	(267)
Other investments	(538)	(243)
Change in short-term investments, net	(423)	(392)
Change in other investments, net	91	(57)
Purchases of property and equipment, net	(43)	(116)
Net cash provided by investing activities	2,652	352
Cash flows from financing activities
Change in short-term debt	500	--
Proceeds from issuance of long-term debt	1,481	493
Repayment of long-term debt	(2,540)	(351)
Proceeds from issuance of preferred stock	278	--
Contractholder fund deposits	1,119	1,005
Contractholder fund withdrawals	(4,273)	(2,665)
Dividends paid on common stock	(119)	(215)
Treasury stock purchases	(897)	(583)
Shares reissued under equity incentive plans, net	60	26
Excess tax benefits on share-based payment arrangements	29	4
Other	(15)	(45)
Net cash used in financing activities	(4,377)	(2,331)
Net decrease in cash	(172)	(205)
Cash at beginning of period	806	776
Cash at end of period	$634	$571

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

The condensed consolidated financial statements and notes as of June 30, 2013 and for the three-month and six-month periods ended June 30, 2013 and 2012 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.

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

2.  Earnings per common share

Basic earnings per common share is computed using the weighted average number of common shares outstanding, including unvested participating restricted stock units.  Diluted earnings per common share is computed using the weighted average number of common and dilutive potential common shares outstanding.  For the Company, dilutive potential common shares consist of outstanding stock options and unvested non-participating restricted stock units and contingently issuable performance stock awards.

The computation of basic and diluted earnings per common share is presented in the following table.

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$434	$423	$1,143	$1,189
Less: Preferred stock dividends	--	--	--	--
Net income available to common shareholders	$434	$423	$1,143	$1,189

Denominator:
Weighted average common shares outstanding	468.3	490.6	471.9	494.9
Effect of dilutive potential common shares:
Stock options	3.9	2.3	3.8	2.2
Restricted stock units and performance stock awards (non-participating)	1.6	0.9	1.6	0.8
Weighted average common and dilutive potential common shares outstanding	473.8	493.8	477.3	497.9

Earnings per common share - Basic	$0.93	$0.86	$2.42	$2.40
Earnings per common share - Diluted	$0.92	$0.86	$2.39	$2.39

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 13.5 million and 22.5 million Allstate common shares, with exercise prices ranging from $39.95 to $62.42 and $27.75 to $62.84, were outstanding for the three-month periods ended June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per common share in those periods.  Options to purchase 13.7 million and 25.3 million Allstate common shares, with exercise prices ranging from $39.05 to $62.42 and $26.09 to $62.84, were outstanding for the six-month periods ended June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per common share in those periods.

3.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $203 million and $109 million for the six months ended June 30, 2013 and 2012, respectively.  Non-cash financing activities include $92 million and $39 million related to the issuance of Allstate common shares for vested restricted stock units for the six months ended June 30, 2013 and 2012, respectively.

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

($ in millions)	Six months ended June 30,
	2013	2012
Net change in proceeds managed
Net change in short-term investments	$113	$(202)
Operating cash flow provided (used)	113	(202)
Net change in cash	3	(1)
Net change in proceeds managed	$116	$(203)

Net change in liabilities
Liabilities for collateral, beginning of year	$(808)	$(462)
Liabilities for collateral, end of period	(692)	(665)
Operating cash flow (used) provided	$(116)	$203

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
June 30, 2013
U.S. government and agencies	$3,001	$205	$(2)	$3,204
Municipal	10,220	601	(105)	10,716
Corporate	45,969	2,159	(512)	47,616
Foreign government	2,099	141	(16)	2,224
Asset-backed securities (“ABS”)	3,467	86	(77)	3,476
Residential mortgage-backed securities (“RMBS”)	2,423	119	(57)	2,485
Commercial mortgage-backed securities (“CMBS”)	1,273	50	(32)	1,291
Redeemable preferred stock	23	4	--	27
Total fixed income securities	$68,475	$3,365	$(801)	$71,039

December 31, 2012
U.S. government and agencies	$4,387	$326	$--	$4,713
Municipal	12,139	1,038	(108)	13,069
Corporate	44,943	3,721	(127)	48,537
Foreign government	2,290	228	(1)	2,517
ABS	3,623	108	(107)	3,624
RMBS	3,000	142	(110)	3,032
CMBS	1,510	65	(77)	1,498
Redeemable preferred stock	23	4	--	27
Total fixed income securities	$71,915	$5,632	$(530)	$77,017

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of June 30, 2013:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$2,816	$2,859
Due after one year through five years	25,101	25,901
Due after five years through ten years	22,450	23,243
Due after ten years	10,945	11,784
	61,312	63,787
ABS, RMBS and CMBS	7,163	7,252
Total	$68,475	$71,039

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed income securities	$740	$818	$1,502	$1,624
Equity securities	39	24	64	45
Mortgage loans	93	92	191	185
Limited partnership interests	126	107	233	216
Short-term investments	1	1	3	2
Other	39	34	76	64
Investment income, before expense	1,038	1,076	2,069	2,136
Investment expense	(54)	(50)	(102)	(99)
Net investment income	$984	$1,026	$1,967	$2,037

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed income securities	$79	$6	$151	$(23)
Equity securities	283	13	312	172
Mortgage loans	(6)	9	25	8
Limited partnership interests	(8)	3	(3)	13
Derivatives	14	7	10	28
Other	--	(11)	(2)	(3)
Realized capital gains and losses	$362	$27	$493	$195

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Impairment write-downs	$(33)	$(49)	$(43)	$(88)
Change in intent write-downs	(27)	(1)	(54)	(45)
Net other-than-temporary impairment losses recognized in earnings	(60)	(50)	(97)	(133)
Sales	408	70	580	299
Valuation of derivative instruments	3	(10)	(1)	1
Settlements of derivative instruments	11	17	11	28
Realized capital gains and losses	$362	$27	$493	$195

Gross gains of $114 million and $72 million and gross losses of $24 million and $47 million were realized on sales of fixed income securities during the three months ended June 30, 2013 and 2012, respectively.  Gross gains of $248 million and $187 million and gross losses of $44 million and $137 million were realized on sales of fixed income securities during the six months ended June 30, 2013 and 2012, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2013			Six months ended June 30, 2013
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(4)	$(3)	$(7)	$(17)	$(5)	$(22)
ABS	--	(1)	(1)	--	(1)	(1)
RMBS	(1)	(1)	(2)	(1)	(2)	(3)
CMBS	(1)	--	(1)	(20)	(7)	(27)
Total fixed income securities	(6)	(5)	(11)	(38)	(15)	(53)
Equity securities	(32)	--	(32)	(51)	--	(51)
Mortgage loans	(9)	--	(9)	17	--	17
Limited partnership interests	(8)	--	(8)	(8)	--	(8)
Other	--	--	--	(2)	--	(2)
Other-than-temporary impairment losses	$(55)	$(5)	$(60)	$(82)	$(15)	$(97)

($ in millions)	Three months ended June 30, 2012			Six months ended June 30, 2012
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(25)	$17	$(8)	$(26)	$17	$(9)
Corporate	--	(1)	(1)	(18)	(1)	(19)
RMBS	(12)	--	(12)	(55)	4	(51)
CMBS	(9)	3	(6)	(15)	3	(12)
Total fixed income securities	(46)	19	(27)	(114)	23	(91)
Equity securities	(20)	--	(20)	(36)	--	(36)
Mortgage loans	7	--	7	4	--	4
Limited partnership interests	(1)	--	(1)	(3)	--	(3)
Other	(9)	--	(9)	(7)	--	(7)
Other-than-temporary impairment losses	$(69)	$19	$(50)	$(156)	$23	$(133)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $247 million and $219 million as of June 30, 2013 and December 31, 2012, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2013	December 31, 2012
Municipal	$(10)	$(20)
Corporate	(1)	(1)
ABS	(10)	(14)
RMBS	(158)	(182)
CMBS	(12)	(19)
Total	$(191)	$(236)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$(600)	$(820)	$(617)	$(944)
Additional credit loss for securities previously other-than-temporarily impaired	(10)	(16)	(24)	(36)
Additional credit loss for securities not previously other-than-temporarily impaired	(1)	(10)	(17)	(19)
Reduction in credit loss for securities disposed or collected	46	65	93	211
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	--	--	7
Change in credit loss due to accretion of increase in cash flows	1	--	1	--
Ending balance	$(564)	$(781)	$(564)	$(781)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
June 30, 2013	value	Gains	Losses	gains (losses)
Fixed income securities	$71,039	$3,365	$(801)	$2,564
Equity securities	4,505	362	(94)	268
Short-term investments	2,646	--	--	--
Derivative instruments (1)	(7)	3	(15)	(12)
EMA limited partnerships (2)				--
Unrealized net capital gains and losses, pre-tax				2,820
Amounts recognized for:
Insurance reserves (3)				(76)
DAC and DSI (4)				(199)
Amounts recognized				(275)
Deferred income taxes				(894)
Unrealized net capital gains and losses, after-tax				$1,651

(1)     Included in the fair value of derivative instruments are $(1) million classified as assets and $6 million classified as liabilities.

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

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the six months ended June 30, 2013 is as follows:

($ in millions)
Fixed income securities	$(2,538)
Equity securities	(192)
Derivative instruments	10
EMA limited partnerships	(7)
Total	(2,727)
Amounts recognized for:
Insurance reserves	695
DAC and DSI	213
Amounts recognized	908
Deferred income taxes	636
Decrease in unrealized net capital gains and losses	$(1,183)

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
June 30, 2013
Fixed income securities
U.S. government and agencies	22	$562	$(2)	--	$--	$--	$(2)
Municipal	334	2,360	(60)	40	200	(45)	(105)
Corporate	827	12,084	(418)	57	717	(94)	(512)
Foreign government	93	434	(16)	--	--	--	(16)
ABS	43	684	(8)	71	741	(69)	(77)
RMBS	238	398	(10)	318	380	(47)	(57)
CMBS	22	226	(5)	21	133	(27)	(32)
Total fixed income securities	1,579	16,748	(519)	507	2,171	(282)	(801)
Equity securities	265	1,596	(94)	9	5	--	(94)
Total fixed income and equity securities	1,844	$18,344	$(613)	516	$2,176	$(282)	$(895)

Investment grade fixed income securities	1,344	$15,012	$(460)	373	$1,371	$(148)	$(608)
Below investment grade fixed income securities	235	1,736	(59)	134	800	(134)	(193)
Total fixed income securities	1,579	$16,748	$(519)	507	$2,171	$(282)	$(801)

December 31, 2012
Fixed income securities
U.S. government and agencies	6	$85	$--	--	$--	$--	$--
Municipal	130	1,012	(13)	80	717	(95)	(108)
Corporate	133	1,989	(33)	70	896	(94)	(127)
Foreign government	22	190	(1)	--	--	--	(1)
ABS	12	145	(1)	77	794	(106)	(107)
RMBS	117	50	(1)	336	638	(109)	(110)
CMBS	11	68	--	44	357	(77)	(77)
Redeemable preferred stock	--	--	--	1	--	--	--
Total fixed income securities	431	3,539	(49)	608	3,402	(481)	(530)
Equity securities	803	284	(27)	96	69	(7)	(34)
Total fixed income and equity securities	1,234	$3,823	$(76)	704	$3,471	$(488)	$(564)

Investment grade fixed income securities	387	$3,141	$(39)	409	$2,172	$(217)	$(256)
Below investment grade fixed income securities	44	398	(10)	199	1,230	(264)	(274)
Total fixed income securities	431	$3,539	$(49)	608	$3,402	$(481)	$(530)

As of June 30, 2013, $754 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $754 million, $549 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to rising interest rates or widening credit spreads since the time of initial purchase.

As of June 30, 2013, the remaining $141 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $59 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $141 million, $78 million are related to below investment grade fixed income securities and $4 million are related to equity securities.  Of these amounts, $55 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2013.  Unrealized losses on below investment grade securities are principally related to ABS, RMBS and CMBS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase.  These wider spreads are largely due to the risk associated with the underlying collateral supporting certain ABS, RMBS and CMBS securities.

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

As of June 30, 2013, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of June 30, 2013, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of June 30, 2013 and December 31, 2012, the carrying value of equity method limited partnerships totaled $3.50 billion and $3.52 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships for the three or six months ended June 30, 2013 and 2012.

As of June 30, 2013 and December 31, 2012, the carrying value for cost method limited partnerships was $1.44 billion and $1.41 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had $8 million of write-downs related to cost method limited partnerships for both the three months and six months ended June 30, 2013.  The Company had $1 million and $3 million of write-downs for the three months and six months ended June 30, 2012, respectively.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2013.

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

($ in millions)	June 30, 2013			December 31, 2012
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$226	$--	$226	$267	$--	$267
1.0 - 1.25	1,170	28	1,198	1,208	20	1,228
1.26 - 1.50	1,273	3	1,276	1,458	46	1,504
Above 1.50	3,470	173	3,643	3,268	148	3,416
Total non-impaired mortgage loans	$6,139	$204	$6,343	$6,201	$214	$6,415

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2013	December 31, 2012
Impaired mortgage loans with a valuation allowance	$70	$147
Impaired mortgage loans without a valuation allowance	--	8
Total impaired mortgage loans	$70	$155
Valuation allowance on impaired mortgage loans	$21	$42

The average balance of impaired loans was $89 million and $226 million for the six months ended June 30, 2013 and 2012, respectively.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$15	$60	$42	$63
Net increase (decrease) in valuation allowance	9	(7)	(17)	(4)
Charge offs	(3)	(5)	(4)	(11)
Ending balance	$21	$48	$21	$48

The carrying value of past due mortgage loans is as follows:

($ in millions)	June 30, 2013	December 31, 2012
Less than 90 days past due	$--	$21
90 days or greater past due	3	4
Total past due	3	25
Current loans	6,410	6,545
Total mortgage loans	$6,413	$6,570

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

Level 3 measurements

•                  Fixed income securities:

Municipal:  Municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”).  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.  Also includes Auction rate securities (“ARS”) primarily backed by student loans that have become illiquid due to failures in the auction market that are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including the anticipated date liquidity will return to the market.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2013.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2013
Assets
Fixed income securities:
U.S. government and agencies	$1,793	$1,404	$7		$3,204
Municipal	--	10,163	553		10,716
Corporate	--	46,233	1,383		47,616
Foreign government	--	2,224	--		2,224
ABS	--	3,188	288		3,476
RMBS	--	2,482	3		2,485
CMBS	--	1,250	41		1,291
Redeemable preferred stock	--	26	1		27
Total fixed income securities	1,793	66,970	2,276		71,039
Equity securities	3,463	917	125		4,505
Short-term investments	599	2,047	--		2,646
Other investments:
Free-standing derivatives	--	211	6	$(17)	200
Separate account assets	6,488	--	--		6,488
Other assets	2	--	1		3
Total recurring basis assets	12,345	70,145	2,408	(17)	84,881
Non-recurring basis (1)	--	--	77		77
Total assets at fair value	$12,345	$70,145	$2,485	$(17)	$84,958
% of total assets at fair value	14.5%	82.6%	2.9%	-- %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(533)		$(533)
Other liabilities:
Free-standing derivatives	--	(140)	(13)	$12	(141)
Total liabilities at fair value	$--	$(140)	$(546)	$12	$(674)
% of total liabilities at fair value	-- %	20.8%	81.0%	(1.8) %	100.0%

_______________

(1)  Includes $51 million of mortgage loans and $26 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

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

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
June 30, 2013
ARS backed by student loans	$114	Discounted cash flow model	Anticipated date liquidity will return to the market	36 - 54 months	38 - 50 months

Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(445)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.87%

December 31, 2012
ARS backed by student loans	$394	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	31 - 43 months

Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(419)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.92%

If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value.  If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of June 30, 2013 and December 31, 2012, Level 3 fair value measurements include $1.56 billion and $1.87 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $280 million and $395 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2013.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$7	$--	$--	$--	$--
Municipal	660	(4)	(5)	--	(6)
Corporate	1,576	9	(38)	38	(150)
ABS	276	(1)	8	--	(16)
RMBS	3	--	--	--	--
CMBS	37	(1)	--	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,560	3	(35)	38	(172)
Equity securities	172	1	--	--	--
Other investments:
Free-standing derivatives, net	(20)	15	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$2,713	$19	$(35)	$38	$(172)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(567)	$57	$--	$--	$--
Total recurring Level 3 liabilities	$(567)	$57	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2013
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$--	$7
Municipal	52	(124)	--	(20)	553
Corporate	96	(77)	--	(71)	1,383
ABS	70	(32)	--	(17)	288
RMBS	--	--	--	--	3
CMBS	5	--	--	--	41
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	223	(233)	--	(108)	2,276
Equity securities	--	(48)	--	--	125
Other investments:
Free-standing derivatives, net	--	--	--	(2)	(7)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$223	$(281)	$--	$(110)	$2,395

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(26)	$3	$(533)
Total recurring Level 3 liabilities	$--	$--	$(26)	$3	$(533)

_______________

(1) The effect to net income totals $76 million and is reported in the Condensed Consolidated Statements of Operations as follows: $12 million in realized capital gains and losses, $5 million in net investment income, $39 million in interest credited to contractholder funds and $20 million in life and annuity contract benefits.

(2) Comprises $6 million of assets and $13 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2013.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$8	$--	$--	$--	$--
Municipal	965	(28)	49	6	(6)
Corporate	1,617	21	(39)	63	(275)
ABS	251	--	15	18	(16)
RMBS	3	--	--	--	--
CMBS	52	(1)	2	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,897	(8)	27	87	(297)
Equity securities	171	2	1	--	--
Other investments:
Free-standing derivatives, net	(27)	22	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$3,042	$16	$28	$87	$(297)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(553)	$63	$--	$--	$--
Total recurring Level 3 liabilities	$(553)	$63	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2013
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$(1)	$7
Municipal	52	(463)	--	(22)	553
Corporate	360	(276)	--	(88)	1,383
ABS	126	(81)	--	(25)	288
RMBS	--	--	--	--	3
CMBS	6	(17)	--	(1)	41
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	544	(837)	--	(137)	2,276
Equity securities	--	(49)	--	--	125
Other investments:
Free-standing derivatives, net	1	--	--	(3)	(7)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$545	$(886)	$--	$(140)	$2,395

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(50)	$7	$(533)
Total recurring Level 3 liabilities	$--	$--	$(50)	$7	$(533)

_______________

(1) The effect to net income totals $79 million and is reported in the Condensed Consolidated Statements of Operations as follows: $2 million in realized capital gains and losses, $12 million in net investment income, $19 million in interest credited to contractholder funds and $46 million in life and annuity contract benefits.

(2) Comprises $6 million of assets and $13 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$8	$--
Municipal	1,267	(4)	10	--	(20)
Corporate	1,461	1	(5)	80	(20)
ABS	299	16	(1)	--	(16)
RMBS	4	--	--	--	--
CMBS	50	(1)	2	--	(5)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	3,082	12	6	88	(61)
Equity securities	113	(4)	6	--	--
Other investments:
Free-standing derivatives, net	(70)	(3)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$3,126	$5	$12	$88	$(61)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(730)	$16	$--	$--	$--
Total recurring Level 3 liabilities	$(730)	$16	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2012
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$--	$8
Municipal	--	(100)	--	(9)	1,144
Corporate	55	(41)	--	(7)	1,524
ABS	58	(11)	--	(11)	334
RMBS	--	--	--	--	4
CMBS	2	(1)	--	--	47
Redeemable preferred stock	1	(1)	--	--	1
Total fixed income securities	116	(154)	--	(27)	3,062
Equity securities	92	(15)	--	--	192
Other investments:
Free-standing derivatives, net	3	--	--	(1)	(71)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$211	$(169)	$--	$(28)	$3,184

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(17)	$24	$(707)
Total recurring Level 3 liabilities	$--	$--	$(17)	$24	$(707)

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$8	$--
Municipal	1,332	(6)	17	--	(26)
Corporate	1,405	6	23	136	(38)
ABS	297	29	12	--	(51)
RMBS	51	--	--	--	(47)
CMBS	60	(2)	8	--	(5)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	3,146	27	60	144	(167)
Equity securities	43	(4)	6	--	--
Other investments:
Free-standing derivatives, net	(95)	14	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$3,095	$37	$66	$144	$(167)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(723)	$(9)	$--	$--	$--
Total recurring Level 3 liabilities	$(723)	$(9)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2012
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$--	$8
Municipal	42	(205)	--	(10)	1,144
Corporate	131	(99)	--	(40)	1,524
ABS	74	(11)	--	(16)	334
RMBS	--	--	--	--	4
CMBS	2	(1)	--	(15)	47
Redeemable preferred stock	1	(1)	--	--	1
Total fixed income securities	250	(317)	--	(81)	3,062
Equity securities	162	(15)	--	--	192
Other investments:
Free-standing derivatives, net	6	--	--	4	(71)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$418	$(332)	$--	$(77)	$3,184

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(29)	$54	$(707)
Total recurring Level 3 liabilities	$--	$--	$(29)	$54	$(707)

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

There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2013.  During the three months ended June 30, 2012, certain U.S. government securities were transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.

Transfers into Level 3 during the three months and six months ended June 30, 2013 and 2012 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs have not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months and six months ended June 30, 2013 and 2012 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Assets
Fixed income securities:
Municipal	$(6)	$(5)	$(16)	$(5)
Corporate	4	1	8	9
ABS	(1)	5	(1)	18
RMBS	--	(1)	--	(1)
CMBS	(1)	(1)	(2)	(1)
Total fixed income securities	(4)	(1)	(11)	20
Equity securities	--	(4)	--	(4)
Other investments:
Free-standing derivatives, net	9	(4)	16	11
Total recurring Level 3 assets	$5	$(9)	$5	$27

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$57	$16	$63	$(9)
Total recurring Level 3 liabilities	$57	$16	$63	$(9)

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $62 million for the three months ended June 30, 2013 and are reported as follows: $1 million in realized capital gains and losses, $4 million in net investment income, $37 million in interest credited to contractholder funds and $20 million in life and annuity contract benefits.  These gains and losses total $7 million for the three months ended June 30, 2012 and are reported as follows: $(17) million in realized capital gains and losses, $9 million in net investment income, $32 million in interest credited to contractholder funds and $(17) million in life and annuity contract benefits.  These gains and losses total $68 million for the six months ended June 30, 2013 and are reported as follows: $(3) million in realized capital gains and losses, $8 million in net investment income, $17 million in interest credited to contractholder funds and $46 million in life and annuity contract benefits.  These gains and losses total $18 million for the six months ended June 30, 2012 and are reported as follows: $14 million in realized capital gains and losses, $14 million in net investment income, $(24) million in interest credited to contractholder funds and $14 million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	June 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,413	$6,691	$6,570	$6,886
Cost method limited partnerships	1,441	1,795	1,406	1,714
Bank loans	991	987	682	684
Agent loans	321	306	319	314

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

Financial liabilities

($ in millions)	June 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$24,018	$24,675	$27,014	$28,019
Short-term debt	500	500	--	--
Long-term debt	5,475	6,037	6,057	7,141
Liability for collateral	692	692	808	808

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

The fair value of short-term debt and long-term debt are based on market observable data (such as the fair value of the debt when traded as an asset) or, in certain cases, are determined using discounted cash flow calculations based on current interest rates for instruments with comparable terms and consider the Company’s own credit risk.  The liability for collateral is valued at carrying value due to its short-term nature.  The fair value measurements for short-term debt, long-term debt and liability for collateral are categorized as Level 2.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of June 30, 2013, the Company pledged $17 million of securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2013.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$89	n/a	$(1)	$3	$(4)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	1,332	n/a	6	7	(1)
Interest rate cap agreements	Other investments	290	n/a	5	5	--
Equity and index contracts
Options and warrants (2)	Other investments	13	11,110	192	192	--
Financial futures contracts	Other assets	n/a	--	2	2	--
Foreign currency contracts
Foreign currency forwards	Other investments	45	n/a	--	--	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	175	n/a	--	1	(1)
Credit default swaps - selling protection	Other investments	140	n/a	1	2	(1)
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Subtotal		3,016	11,110	195	210	(15)

Total asset derivatives		$3,105	11,110	$194	$213	$(19)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$59	n/a	$(5)	$--	$(5)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	5	5	--
Interest rate cap agreements	Other liabilities & accrued expenses	149	n/a	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	108	12,123	(116)	--	(116)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	304	n/a	(6)	2	(8)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	786	n/a	(59)	--	(59)
Guaranteed withdrawal benefits	Contractholder funds	539	n/a	(24)	--	(24)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,996	n/a	(445)	--	(445)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(5)	--	(5)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	291	n/a	(3)	--	(3)
Credit default swaps – selling protection	Other liabilities & accrued expenses	145	n/a	(13)	--	(13)
Subtotal		6,488	12,123	(666)	7	(673)

Total liability derivatives		$6,547	12,123	$(671)	$7	$(678)

Total derivatives		$9,652	23,233	$(477)

_________________

(1)  Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2)  In addition to the number of contracts presented in the table, the Company held 2,860 stock rights and 849,107 stock warrants.  Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2012.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$2	$2	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	5,541	n/a	19	28	(9)
Interest rate cap agreements	Other investments	372	n/a	1	1	--
Financial futures contracts	Other assets	n/a	2	--	--	--
Equity and index contracts
Options and warrants (2)	Other investments	146	12,400	125	125	--
Financial futures contracts	Other assets	n/a	1,087	5	5	--
Foreign currency contracts
Foreign currency forwards and options	Other investments	258	n/a	6	6	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	90	n/a	9	9	--
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	209	n/a	--	2	(2)
Credit default swaps - selling protection	Other investments	308	n/a	2	3	(1)
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Subtotal		7,945	13,489	156	180	(24)

Total asset derivatives		$7,961	13,489	$158	$182	$(24)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$135	n/a	$(19)	$--	$(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	1,185	n/a	16	18	(2)
Interest rate swaption agreements	Other liabilities & accrued expenses	250	n/a	--	--	--
Interest rate cap agreements	Other liabilities & accrued expenses	429	n/a	1	1	--
Financial futures contracts	Other liabilities & accrued expenses	--	357	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	--	12,262	(58)	--	(58)
Foreign currency contracts
Foreign currency forwards and options	Other liabilities & accrued expenses	139	n/a	(1)	1	(2)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	820	n/a	(86)	--	(86)
Guaranteed withdrawal benefits	Contractholder funds	554	n/a	(39)	--	(39)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,916	n/a	(419)	--	(419)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(9)	--	(9)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	420	n/a	(3)	2	(5)
Credit default swaps – selling protection	Other liabilities & accrued expenses	285	n/a	(29)	1	(30)
Subtotal		8,083	12,619	(627)	23	(650)

Total liability derivatives		$8,218	12,619	$(646)	$23	$(669)

Total derivatives		$16,179	26,108	$(488)

_________________

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2013
Asset derivatives	$25	$(14)	$(3)	$8	$(2)	$6
Liability derivatives	(37)	14	(2)	(25)	21	(4)

December 31, 2012
Asset derivatives	$66	$(35)	$(22)	$9	$(4)	$5
Liability derivatives	(70)	35	(2)	(37)	25	(12)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months and six months ended June 30, 2013 or 2012.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gain recognized in OCI on derivatives during the period	$6	$5	$9	$--
Loss recognized in OCI on derivatives during the term of the hedging relationship	(12)	(16)	(12)	(16)
Loss reclassified from AOCI into income (net investment income)	(1)	--	(1)	--
Loss reclassified from AOCI into income (realized capital gains and losses)	--	--	--	(1)

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.  For the three months and six months ended June 30, 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2013
Interest rate contracts	$--	$3	$--	$--	$--	$3
Equity and index contracts	--	4	--	9	2	15
Embedded derivative financial instruments	--	--	20	14	--	34
Foreign currency contracts	--	(5)	--	--	--	(5)
Credit default contracts	--	12	--	--	--	12
Other contracts	--	--	--	(3)	--	(3)
Total	$--	$14	$20	$20	$2	$56

Six months ended June 30, 2013
Interest rate contracts	$--	$3	$--	$--	$--	$3
Equity and index contracts	--	(5)	--	47	13	55
Embedded derivative financial instruments	--	(1)	46	(26)	--	19
Foreign currency contracts	--	(4)	--	--	(7)	(11)
Credit default contracts	--	17	--	--	--	17
Other contracts	--	--	--	(3)	--	(3)
Total	$--	$10	$46	$18	$6	$80

($ in millions)	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2012
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$--	$--	$--	$--	$--	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	2	--	--	--	2
Equity and index contracts	--	4	--	(16)	(4)	(16)
Embedded derivative financial instruments	--	4	(17)	40	--	27
Foreign currency contracts	--	(3)	--	--	(1)	(4)
Total	$--	$7	$(17)	$24	$(5)	$9

Six months ended June 30, 2012
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$--	$(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	1	--	--	--	1
Equity and index contracts	--	1	--	37	9	47
Embedded derivative financial instruments	--	19	14	2	--	35
Foreign currency contracts	--	--	--	--	2	2
Credit default contracts	--	8	--	--	--	8
Other contracts	--	--	--	2	--	2
Subtotal	--	29	14	41	11	95
Total	$(1)	$29	$14	$41	$11	$94

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Gain (loss) on derivatives	Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Investments

Three months ended June 30, 2012
Net investment income	$1	$(1)

Six months ended June 30, 2012
Net investment income	$2	$(2)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of June 30, 2013, counterparties pledged $8 million in cash and securities to the Company, and the Company pledged $22 million in securities to counterparties which includes $9 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $13 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	June 30, 2013				December 31, 2012

Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$887	$2	$2	2	$29	$1	$1
A	4	123	3	1	4	2,450	13	2
A-	3	283	2	2	3	797	8	2
BBB+	1	809	4	1	1	3,617	11	--
Total	9	$2,102	$11	$6	10	$6,893	$33	$5

_______________

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

($ in millions)	June 30, 2013	December 31, 2012
Gross liability fair value of contracts containing credit-risk-contingent features	$22	$65
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(12)	(31)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(9)	(25)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$9

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2013
Single name
Investment grade corporate debt (1)	$--	$20	$25	$60	$--	$105	$1
Baskets
First-to-default
Municipal	--	--	100	--	--	100	(13)
Index
Investment grade corporate debt (1)	--	1	20	54	5	80	--
Total	$--	$21	$145	$114	$5	$285	$(12)

December 31, 2012
Single name
Investment grade corporate debt (1)	$5	$20	$53	$80	$10	$168	$--
Municipal	--	25	--	--	--	25	(3)
Subtotal	5	45	53	80	10	193	(3)
Baskets
First-to-default
Municipal	--	--	100	--	--	100	(26)
Index
Investment grade corporate debt (1)	--	3	79	204	14	300	2
Total	$5	$48	$232	$284	$24	$593	$(27)

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Property-liability insurance premiums earned	$274	$270	$547	$541
Life and annuity premiums and contract charges	164	167	322	339

Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Property-liability insurance claims and claims expense	$224	$71	$442	$139
Life and annuity contract benefits	83	138	171	204
Interest credited to contractholder funds	8	7	14	14

9.  Capital Structure

Debt

On January 10, 2013, the Company issued $500 million of 5.10% Fixed-to-Floating Rate Subordinated Debentures due 2053.  The proceeds of this issuance were used for general corporate purposes, including the repurchase of the Company’s common stock through open market purchases and through an accelerated repurchase program.

On June 7, 2013, the Company issued $500 million of 3.15% Senior Notes due 2023 and $500 million of 4.50% Senior Notes due 2043.  The proceeds of this issuance were used to fund the repurchase of debt and for general corporate purposes.

On June 20, 2013, the Company repurchased principal amounts of $1.83 billion of debt.  The Company recognized a loss on extinguishment of $480 million, pre-tax, representing the excess of the repurchase price over the principal repaid, the write-off of the unamortized debt issuance costs and other costs related to the repurchase transaction.

As of June 30, 2013, the Company has $500 million of commercial paper outstanding with a weighted average interest rate of 0.32%.

Total debt outstanding is presented in the following table.

($ in millions)	June 30, 2013	December 31, 2012
7.50% Debentures, due 2013	$--	$250
5.00% Senior Notes, due 2014 (1)	650	650
6.20% Senior Notes, due 2014 (1)	300	300
6.75% Senior Debentures, due 2018	177	250
7.45% Senior Notes, due 2019 (1)	325	700
3.15% Senior Notes, due 2023(1)	500	--
6.125% Senior Notes, due 2032 (1)	160	250
5.35% Senior Notes due 2033 (1)	323	400
5.55% Senior Notes due 2035 (1)	563	800
5.95% Senior Notes, due 2036 (1)	405	650
6.90% Senior Debentures, due 2038	165	250
5.20% Senior Notes, due 2042 (1)	88	500
4.50% Senior Notes, due 2043(1)	500	--
5.10% Subordinated Debentures, due 2053	500	--
6.125% Junior Subordinated Debentures, due 2067	263	500
6.50% Junior Subordinated Debentures, due 2067	500	500
Synthetic lease VIE obligations, floating rates, due 2014	44	44
Federal Home Loan Bank (“FHLB”) advances, due 2018	12	13
Total long-term debt	5,475	6,057
Short-term debt (2)	500	--
Total debt	$5,975	$6,057

(1)

Senior Notes are subject to redemption at the Company’s option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.

(2)	The Company classifies any borrowings which have a maturity of twelve months or less at inception as short-term debt.

Preferred stock

On June 12, 2013, the Company issued 11,500 shares of 5.625% Noncumulative Perpetual Preferred Stock, Series A, with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate proceeds of $287.5 million.  The proceeds of this issuance were used to fund the repurchase of debt and for general corporate purposes.

The preferred stock ranks senior to the Company’s common stock with respect to the payment of dividends and liquidation rights. The Company will pay dividends on the preferred stock on a noncumulative basis only when, as and if declared by the Company’s board of directors (or a duly authorized committee of the board) and to the extent that the Company has legally available funds to pay dividends.  If dividends are declared on the preferred stock, they will be payable quarterly in arrears at an annual fixed rate of 5.625%.  Dividends on the preferred stock are not cumulative.  Accordingly, in the event dividends are not declared on the preferred stock for payment on any dividend payment date, then those dividends will cease to be payable.  If the Company has not declared a dividend before the dividend payment date for any dividend period, the Company has no obligation to pay dividends for that dividend period, whether or not dividends are declared for any future dividend period.  No dividends may be paid or declared on the Company’s common stock and no shares of the Company’s common stock may be repurchased unless the full dividends for the latest completed dividend period on the preferred stock have been declared and paid or provided for.

If the Company fails to meet specified capital adequacy, net income or shareholders’ equity levels, the declaration of dividends on the preferred stock is prohibited, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration.

The preferred stock does not have voting rights except with respect to certain changes in the terms of the preferred stock, in the case of certain dividend nonpayments, certain other fundamental corporate events, mergers or consolidations and as otherwise provided by law.  If and when dividends have not been declared and paid in full for at least six quarterly dividend periods or their equivalent (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two.  The holders of the preferred stock, together with the holders of all other affected classes and series of voting parity stock, voting as a single class, will be entitled to elect the two additional members of the board of directors of the Company, subject to certain conditions.  The board of directors shall at no time have more than two preferred stock directors.

The preferred stock is perpetual and has no maturity date.  The preferred stock is redeemable at the Company’s option in whole or in part, on or after June 15, 2018, at a redemption price of $25,000 per share of preferred stock, plus declared and unpaid dividends.  Prior to June 15, 2018, the preferred stock is redeemable at the Company’s option, in whole but not in part, within 90 days of the occurrence of certain rating agency events at a redemption price equal to $25,000 per share or, if greater, a make-whole redemption price, plus declared and unpaid dividends.

10.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $20 million and $10 million during the three months ended June 30, 2013 and 2012, respectively, and $46 million and $16 million during the six months ended June 30, 2013 and 2012, respectively.  Restructuring and related charges in the three months and six months ended June 30, 2013 primarily related to the technology organization, which is fundamentally changing its organizational structure leveraging centralization, global sourcing, automation and changes to oversight to meet contemporary business needs; consolidation of certain call centers; and consolidation of certain Protection claim offices that serve Encompass customers.

The following table presents changes in the restructuring liability during the six months ended June 30, 2013.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2012	$6	$3	$9
Expense incurred	34	3	37
Payments applied against liability	(6)	(3)	(9)
Balance as of June 30, 2013	$34	$3	$37

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of June 30, 2013, the cumulative amount incurred to date for active programs totaled $106 million for employee costs and $52 million for exit costs.

11.  Guarantees and Contingent Liabilities

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective June 30, 2013, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $42 million as of June 30, 2013.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $5 million as of June 30, 2013.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2013.

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

As of June 30, 2013, the Company estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $800 million, pre-tax.  This disclosure is not an indication of expected loss, if any.  Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  The estimate does not include matters or losses for which an estimate is not possible.  Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria.  It does not represent the Company’s maximum possible loss exposure.  Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

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

The District Court has issued a case management order requiring the State to produce specific detail by property supporting its allegations of breach of contract.  Additionally, the case management order requires the State to deliver a settlement proposal to Allstate and the other defendant insurance companies.  There are many potential individual claims at issue in this matter, each of which will require individual analysis and a number of which may be subject to individual defenses, including release, accord and satisfaction, prescription, waiver, and estoppel.  The Company has filed a motion seeking to force the State to provide more specificity as to its claims in this matter.  The Company believes that its adjusting practices in connection with Katrina homeowners claims were sound and in accordance with industry standards and state law.  The Company has reached a settlement for an amount that is not material.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $973 million and $1.03 billion, net of reinsurance recoverables of $478 million and $496 million, as of June 30, 2013 and December 31, 2012, respectively.  Reserves for environmental claims were $189 million and $193 million, net of reinsurance recoverables of $47 million and $48 million, as of June 30, 2013 and December 31, 2012, respectively.  Approximately 52% and 58% of the total net asbestos and environmental reserves as of June 30, 2013 and December 31, 2012, respectively, were for incurred but not reported estimated losses.

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

12.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Pension benefits
Service cost	$39	$38	$79	$76
Interest cost	66	75	132	149
Expected return on plan assets	(96)	(99)	(193)	(197)
Amortization of:
Prior service credit	(1)	(1)	(1)	(1)
Net actuarial loss	65	45	130	89
Settlement loss	9	9	19	19
Net periodic pension cost	$82	$67	$166	$135

Postretirement benefits
Service cost	$3	$3	$7	$6
Interest cost	9	9	17	18
Amortization of:
Prior service credit	(6)	(5)	(12)	(11)
Net actuarial gain	(3)	(5)	(6)	(10)
Net periodic postretirement cost	$3	$2	$6	$3

13.  Business Segments

Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$4,431	$4,296	$8,794	$8,565
Non-standard auto	168	184	335	367
Total auto	4,599	4,480	9,129	8,932
Homeowners	1,630	1,580	3,246	3,152
Other personal lines	633	606	1,257	1,212
Allstate Protection	6,862	6,666	13,632	13,296
Discontinued Lines and Coverages	--	--	--	--
Total property-liability insurance premiums	6,862	6,666	13,632	13,296
Net investment income	343	352	684	665
Realized capital gains and losses	305	19	417	208
Total Property-Liability	7,510	7,037	14,733	14,169

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	119	117	235	230
Immediate annuities with life contingencies	9	14	16	26
Accident and health insurance	179	160	359	322
Total life and annuity premiums	307	291	610	578
Interest-sensitive life insurance	268	263	541	523
Fixed annuities	4	5	7	11
Total contract charges	272	268	548	534
Total life and annuity premiums and contract charges	579	559	1,158	1,112
Net investment income	633	663	1,268	1,350
Realized capital gains and losses	57	8	76	(13)
Total Allstate Financial	1,269	1,230	2,502	2,449
Corporate and Other
Service fees	2	1	3	2
Net investment income	8	11	15	22
Total Corporate and Other before reclassification of service fees	10	12	18	24
Reclassification of service fees (1)	(2)	(1)	(3)	(2)
Total Corporate and Other	8	11	15	22
Consolidated revenues	$8,787	$8,278	$17,250	$16,640

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$273	$138	$735	$664
Discontinued Lines and Coverages	(4)	(4)	(8)	(7)
Total underwriting income	269	134	727	657
Net investment income	343	352	684	665
Income tax expense on operations	(191)	(144)	(447)	(409)
Realized capital gains and losses, after-tax	197	12	270	136
Loss on disposition of operations, after-tax	(1)	--	(1)	--
Property-Liability net income available to common shareholders	617	354	1,233	1,049

Allstate Financial
Life and annuity premiums and contract charges	579	559	1,158	1,112
Net investment income	633	663	1,268	1,350
Periodic settlements and accruals on non-hedge derivative instruments	5	15	15	30
Contract benefits and interest credited to contractholder funds	(786)	(824)	(1,580)	(1,631)
Operating costs and expenses and amortization of deferred policy acquisition costs	(205)	(211)	(429)	(439)
Restructuring and related charges	(1)	--	(3)	--
Income tax expense on operations	(68)	(64)	(128)	(134)
Operating income	157	138	301	288
Realized capital gains and losses, after-tax	37	5	49	(9)
Valuation changes on embedded derivatives that are not hedged, after-tax	3	(3)	(3)	(9)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(4)	--	(3)	(10)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(4)	(10)	(10)	(20)
Gain on disposition of operations, after-tax	1	2	2	4
Allstate Financial net income available to common shareholders	190	132	336	244

Corporate and Other
Service fees (1)	2	1	3	2
Net investment income	8	11	15	22
Operating costs and expenses (1)	(108)	(108)	(204)	(195)
Income tax benefit on operations	37	33	72	67
Preferred stock dividends	--	--	--	--
Operating loss	(61)	(63)	(114)	(104)
Realized capital gains and losses, after-tax	–	--	--	--
Loss on extinguishment of debt, after-tax	(312)	--	(312)	--
Corporate and Other net loss available to common shareholders	(373)	(63)	(426)	(104)
Consolidated net income available to common shareholders	$434	$423	$1,143	$1,189

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

14.  Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2013			2012
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,559)	$545	$(1,014)	$320	$(112)	$208
Less: reclassification adjustment of realized capital gains and losses	369	(129)	240	19	(7)	12
Unrealized net capital gains and losses	(1,928)	674	(1,254)	301	(105)	196

Unrecognized pension and other postretirement benefit cost arising during the period	7	(2)	5	(8)	4	(4)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(64)	23	(41)	(43)	15	(28)
Unrecognized pension and other postretirement benefit cost	71	(25)	46	35	(11)	24

Unrealized foreign currency translation adjustments	(33)	12	(21)	(11)	4	(7)
Other comprehensive (loss) income	$(1,890)	$661	(1,229)	$325	$(112)	213
Net income			434			423
Comprehensive (loss) income			$(795)			$636

($ in millions)	Six months ended June 30,
	2013			2012
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,361)	$476	$(885)	$1,187	$(413)	$774
Less: reclassification adjustment of realized capital gains and losses	458	(160)	298	160	(56)	104
Unrealized net capital gains and losses	(1,819)	636	(1,183)	1,027	(357)	670

Unrecognized pension and other postretirement benefit cost arising during the period	9	(2)	7	(20)	8	(12)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(130)	46	(84)	(86)	30	(56)
Unrecognized pension and other postretirement benefit cost	139	(48)	91	66	(22)	44

Unrealized foreign currency translation adjustments	(51)	18	(33)	3	(1)	2
Other comprehensive (loss) income	$(1,731)	$606	(1,125)	$1,096	$(380)	716
Net income			1,143			1,189
Comprehensive income			$18			$1,905

15.  Subsequent events

Pension plan amendment

Defined benefit pension plans cover most full-time employees, certain part-time employees and employee-agents.  In July 2013, the Company approved and communicated to affected employees amendments to the plans effective January 1, 2014 to introduce a new cash balance formula to replace the current formulas (including the final average pay formula and the current cash balance formula) under which eligible employees accrue benefits.

In connection with the amendments, the pension benefit obligations will be remeasured.  The remeasurement will reflect assumptions as of July 15, 2013, including the discount rate and plan assets, and will consider the new plan formula.  The change will be recognized through unrecognized pension and other postretirement benefit cost in accumulated other comprehensive income.  Unrecognized pension and other postretirement benefit cost is expected to decrease in the range of approximately $650 million to $780 million, after-tax, which will increase shareholders’ equity.  Net periodic pension cost will be remeasured for the remainder of 2013.  The remeasurement will include an update for settlement losses, if any.

Postretirement life insurance benefit amendment

The Company provides certain life insurance benefits for eligible employees hired before January 1, 2003 when they retire.  In July 2013, the Company decided to eliminate this benefit effective January 1, 2014 for all current employees and effective January 1, 2016 for all retirees who retired after 1989.  In connection with the amendment, the postretirement benefit obligations will be remeasured.  The remeasurement will reflect assumptions as of July 15, 2013, including the discount rate, and will consider the modified benefit applicability.  A curtailment of benefits occurs because the amendment eliminates benefits for all future services for current employees.  Accordingly, a curtailment gain of approximately $120 million, after-tax, will be recorded in net income in the third quarter of 2013.  Unrecognized pension and other postretirement benefit cost is expected to decrease by approximately $55 million, after-tax.  The combined impact is estimated to increase shareholders’ equity by $175 million.

Sale agreement

On July 17, 2013, the Company entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company and its business generated through independent master brokerage agencies for $600 million.  The transaction is expected to close by December 31, 2013.  The transaction is subject to regulatory approvals and other customary closing conditions.  A loss on disposition estimated to be in the range of approximately $475 million to $525 million, after-tax, will be recorded in third quarter 2013.  The total reduction in shareholders’ equity, including the impact to unrealized capital gains and losses, is estimated to be in the range of approximately $575 million to $675 million.  This transaction will meet the criteria for held-for-sale accounting beginning in third quarter 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and of shareholders’ equity and cash flows for the six-month periods ended June 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

July 31, 2013

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

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

•                  proactively manage investments; and

•                  reduce our cost structure.

HIGHLIGHTS

•                  Consolidated net income available to common shareholders was $434 million in the second quarter of 2013 compared to $423 million in the second quarter of 2012, and $1.14 billion in the first six months of 2013 compared to $1.19 billion in the first six months of 2012.  Net income available to common shareholders per diluted common share was $0.92 in the second quarter of 2013 compared to $0.86 in the second quarter of 2012, and $2.39 in both the first six months of 2013 and 2012.

•                  Property-Liability net income available to common shareholders was $617 million in the second quarter of 2013 compared to $354 million in the second quarter of 2012, and $1.23 billion in the first six months of 2013 compared to $1.05 billion in the first six months of 2012.

•                  The Property-Liability combined ratio was 96.1 in the second quarter of 2013 compared to 98.0 in the second quarter of 2012 and 94.7 in the first six months of 2013 compared to 95.1 in the first six months of 2012.

•                  Allstate Financial net income available to common shareholders was $190 million in the second quarter of 2013 compared to $132 million in the second quarter of 2012, and $336 million in the first six months of 2013 compared to $244 million in the first six months of 2012.

•                  Total revenues were $8.79 billion in the second quarter of 2013 compared to $8.28 billion in the second quarter of 2012, and $17.25 billion in the first six months of 2013 compared to $16.64 billion in the first six months of 2012.

•                  Property-Liability premiums earned totaled $6.86 billion in the second quarter of 2013, an increase of 2.9% from $6.67 billion in the second quarter of 2012, and $13.63 billion in the first six months of 2013, an increase of 2.5% from $13.30 billion in the first six months of 2012.

•                  Investments totaled $92.32 billion as of June 30, 2013, decreasing from $97.28 billion as of December 31, 2012.  Net investment income was $984 million in the second quarter 2013, a decrease of 4.1% from $1.03 billion in the second quarter of 2012, and $1.97 billion in the first six months of 2013, a decrease of 3.4% from $2.04 billion in the first six months of 2012.

•                  Net realized capital gains were $362 million in the second quarter of 2013 compared to $27 million in the second quarter of 2012, and $493 million in the first six months of 2013 compared to $195 million in the first six months of 2012.

•                  On June 7, 2013, we issued $500 million of 3.15% Senior Notes due 2023 and $500 million of 4.50% Senior Notes due 2043.

•                  On June 12, 2013, we issued 11,500 shares of 5.625% Noncumulative Perpetual Preferred Stock for aggregate proceeds of $287.5 million.

•                  On June 20, 2013, we repurchased principal amounts of $1.83 billion of debt and recognized a loss on extinguishment of $480 million, pre-tax, representing the excess of the repurchase price over the principal repaid, the write-off of the unamortized debt issuance costs and other costs related to the repurchase transaction.

•                  Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $41.63 as of June 30, 2013, an increase of 4.8% from $39.73 as of June 30, 2012 and a decrease of 1.8% from $42.39 as of December 31, 2012.

•                  For the twelve months ended June 30, 2013, return on the average of beginning and ending period common shareholders’ equity was 11.6%, an increase of 0.6 points from 11.0% for the twelve months ended June 30, 2012.

•                  As of June 30, 2013, shareholders’ equity was $19.87 billion.  This total included $2.37 billion in deployable assets at the parent holding company level.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Property-liability insurance premiums	$6,862	$6,666	$13,632	$13,296
Life and annuity premiums and contract charges	579	559	1,158	1,112
Net investment income	984	1,026	1,967	2,037
Realized capital gains and losses:
Total other-than-temporary impairment losses	(55)	(69)	(82)	(156)
Portion of loss recognized in other comprehensive income	(5)	19	(15)	23
Net other-than-temporary impairment losses recognized in earnings	(60)	(50)	(97)	(133)
Sales and other realized capital gains and losses	422	77	590	328
Total realized capital gains and losses	362	27	493	195
Total revenues	8,787	8,278	17,250	16,640

Costs and expenses
Property-liability insurance claims and claims expense	(4,741)	(4,810)	(9,201)	(9,149)
Life and annuity contract benefits	(471)	(462)	(929)	(901)
Interest credited to contractholder funds	(311)	(366)	(656)	(744)
Amortization of deferred policy acquisition costs	(961)	(942)	(1,907)	(1,921)
Operating costs and expenses	(1,090)	(996)	(2,192)	(2,013)
Restructuring and related charges	(20)	(10)	(46)	(16)
Loss on extinguishment of debt	(480)	--	(480)	--
Interest expense	(99)	(93)	(197)	(188)
Total costs and expenses	(8,173)	(7,679)	(15,608)	(14,932)

Gain on disposition of operations	--	3	2	6
Income tax expense	(180)	(179)	(501)	(525)
Net income	434	423	1,143	1,189

Preferred stock dividends	--	--	--	--
Net income available to common shareholders	$434	$423	$1,143	$1,189

Property-Liability	$617	$354	$1,233	$1,049
Allstate Financial	190	132	336	244
Corporate and Other	(373)	(63)	(426)	(104)
Net income available to common shareholders	$434	$423	$1,143	$1,189

IMPACT OF LOW INTEREST RATE ENVIRONMENT

The low interest rate environment in the U.S. has resulted in our current reinvestment yields being lower than the overall portfolio income yield, primarily for our investments in fixed income securities and commercial mortgage loans.  During 2012, the Federal Reserve Board announced its decision to keep interest rates low through at least 2014 and to increase the prominence of the unemployment rate as an input to monetary policy decisions.  More recent announcements in 2013 have begun to foreshadow the potential tapering of large-scale purchases of longer-term Treasury and agency mortgage-backed securities in the open market.  The Federal Open Market Committee has also reiterated that it expects a highly accommodative stance of monetary policy to remain appropriate for a considerable time after the asset purchase program ends and the economic recovery strengthens.  Despite the measured commentary and assurances around monetary policy remaining accommodative, interest rates have risen in 2013 and risk markets have become more volatile.  We anticipate that interest rates will continue to increase but remain below historic averages and the portfolio income yield for some period.  We also expect capital markets to remain volatile while they adjust to a new equilibrium.

Deferred annuity contracts with fixed and guaranteed crediting rates, or floors that limit crediting rate reductions, are adversely impacted by a prolonged low interest rate environment since we may not be able to reduce crediting rates sufficiently to maintain investment spreads.  Financial results of long duration products that do not have stated crediting rate guarantees but for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates, such as structured settlements and term life insurance, may also be adversely impacted.

The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of June 30, 2013 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum.  Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, and institutional products totaling $8.90 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds

Annuities with annual crediting rate resets	3.20%	3.20%	$ 10,181
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.75	4.01	1,853
Resettable after 12 months	1.61	3.38	4,457
Interest-sensitive life insurance	3.90	4.04	10,965

(1)  These contracts include interest rate guarantee periods which are typically 5 or 6 years.

Investing activity will continue to decrease our portfolio yield as long as market yields remain below the current portfolio yield.  In the Allstate Financial segment, the portfolio yield has been less impacted by reinvestment in the current low interest rate environment, as much of the investment cash flows have been used to fund the managed reduction in spread-based liabilities.  The declines in both invested assets and portfolio yield are expected to result in lower net investment income in future periods.

For the Allstate Financial Segment, we expect approximately 8.0% of the amortized cost of fixed income securities not subject to prepayment and approximately 14.2% of commercial mortgage loans to mature through 2014.  Allstate Financial has $41.15 billion of such assets as of June 30, 2013.  Additionally, for asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $888 million in the first six months of 2013.  To the extent portfolio cash flows are reinvested, the average pre-tax investment yield of 5.1% is expected to decline due to lower market yields.

For the Property-Liability segment, we expect approximately 6.9% of the amortized cost of fixed income securities not subject to prepayment and approximately 0.3% of commercial mortgage loans to mature through 2014.

Property-Liability has $25.02 billion of such assets as of June 30, 2013.  Additionally, for ABS, RMBS and CMBS securities that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $290 million in the first six months of 2013.  We have been shortening the maturity profile of the fixed income securities in this segment to make the portfolio less sensitive to a future rise in interest rates.  This approach to reducing interest rate risk results in realized capital gains, but will contribute to the lower portfolio yields as sales proceeds are invested at the lower market yields.  The average pre-tax investment yield of 4.0% is expected to decline due to reinvesting at lower market yields.

In order to mitigate the unfavorable impact that the current interest rate environment has on investment results, we are:

•                  Optimizing return and risk in an uncertain economic climate and volatile investment market.

•                  Reducing our exposure to interest rate risk by targeting a shorter maturity profile in the Property-Liability portfolio.

•                  Shifting the portfolio mix in the next few years to have less reliance on lending to borrowers and a greater proportion of ownership of assets including real estate and other cash-generating assets.

•                  Managing the alignment of assets with respect to Allstate Financial’s changing liability profile.

We expect volatility in accumulated other comprehensive income resulting from changes in unrealized net capital gains and losses and unrecognized pension cost.

These topics are discussed in more detail in the respective sections of the MD&A.

PROPERTY-LIABILITY HIGHLIGHTS

•                  Property-Liability net income available to common shareholders was $617 million in the second quarter of 2013 compared to $354 million in the second quarter of 2012, and $1.23 billion in the first six months of 2013 compared to $1.05 billion in the first six months of 2012.

•                  Property-Liability premiums written totaled $7.15 billion in the second quarter of 2013, an increase of 4.2% from $6.86 billion in the second quarter of 2012, and $13.78 billion in the first six months of 2013, an increase of 3.4% from $13.33 billion in the first six months of 2012.

•                  The Property-Liability loss ratio was 69.1 in the second quarter of 2013 compared to 72.2 in the second quarter of 2012, and 67.5 in the first six months of 2013 compared to 68.8 in the first six months of 2012.

•                  Catastrophe losses were $647 million in the second quarter of 2013 compared to $819 million in the second quarter of 2012, and $1.01 billion in the first six months of 2013 compared to $1.08 billion in the first six months of 2012.

•                 Prior year reserve reestimates totaled $58 million favorable in the second quarter of 2013 compared to $158 million favorable in the second quarter of 2012, and $93 million favorable in the first six months of 2013 compared to $362 million favorable in the first six months of 2012.

•                  Property-Liability underwriting income was $269 million in the second quarter of 2013 compared to $134 million in the second quarter of 2012, and $727 million in the first six months of 2013 compared to $657 million in the first six months of 2012.  Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•                  Property-Liability investments were $37.51 billion as of June 30, 2013, a decrease of 1.8% from $38.22 billion as of December 31, 2012.  Net investment income was $343 million in the second quarter of 2013, a decrease of 2.6% from $352 million in the second quarter of 2012, and $684 million in the first six months of 2013, an increase of 2.9% from $665 million in the first six months of 2012.

•                  Net realized capital gains were $305 million in the second quarter of 2013 compared to $19 million in the second quarter of 2012, and $417 million in the first six months of 2013 compared to $208 million in the first six months of 2012.

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

Underwriting income, a measure that is not based on GAAP and is reconciled to net income available to common shareholders below, is calculated as premiums earned, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses and restructuring and related charges, as determined using GAAP.  We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results.  It is also an integral component of incentive compensation.  It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance.  Net income available to common shareholders is the GAAP measure most directly comparable to underwriting income.  Underwriting income should not be considered as a substitute for net income available to common shareholders and does not reflect the overall profitability of the business.

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

Summarized financial data, a reconciliation of underwriting income to net income available to common shareholders, and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Premiums written	$7,151	$6,864	$13,776	$13,327

Revenues
Premiums earned	$6,862	$6,666	$13,632	$13,296
Net investment income	343	352	684	665
Realized capital gains and losses	305	19	417	208
Total revenues	7,510	7,037	14,733	14,169

Costs and expenses
Claims and claims expense	(4,741)	(4,810)	(9,201)	(9,149)
Amortization of DAC	(890)	(865)	(1,761)	(1,743)
Operating costs and expenses	(943)	(847)	(1,900)	(1,731)
Restructuring and related charges	(19)	(10)	(43)	(16)
Total costs and expenses	(6,593)	(6,532)	(12,905)	(12,639)

Loss on disposition of operations	(1)	--	(1)	--
Income tax expense	(299)	(151)	(594)	(481)
Net income available to common shareholders	$617	$354	$1,233	$1,049

Underwriting income	$269	$134	$727	$657
Net investment income	343	352	684	665
Income tax expense on operations	(191)	(144)	(447)	(409)
Realized capital gains and losses, after-tax	197	12	270	136
Loss on disposition of operations, after-tax	(1)	--	(1)	--
Net income available to common shareholders	$617	$354	$1,233	$1,049

Catastrophe losses (1)	$647	$819	$1,006	$1,078

GAAP operating ratios
Claims and claims expense ratio	69.1	72.2	67.5	68.8
Expense ratio	27.0	25.8	27.2	26.3
Combined ratio	96.1	98.0	94.7	95.1
Effect of catastrophe losses on combined ratio (1)	9.4	12.3	7.4	8.1
Effect of prior year reserve reestimates on combined ratio (1)	(0.8)	(2.4)	(0.7)	(2.7)
Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio	0.3	0.4	0.3	0.6
Effect of restructuring and related charges on combined ratio	0.3	0.2	0.3	0.1
Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.1	0.1	0.1

(1) Prior year reserve reestimates included in catastrophe losses totaled $18 million and $50 million favorable in the three months and six months ended June 30, 2013, respectively, compared to $93 million and $254 million favorable in the three months and six months ended June 30, 2012, respectively.

Premiums written is the amount of premiums charged for policies issued during a fiscal period.  Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period.  The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Premiums written:
Allstate Protection	$7,151	$6,864	$13,776	$13,326
Discontinued Lines and Coverages	--	--	--	1
Property-Liability premiums written	7,151	6,864	13,776	13,327
Increase in unearned premiums	(293)	(198)	(138)	(31)
Other	4	--	(6)	--
Property-Liability premiums earned	$6,862	$6,666	$13,632	$13,296

Premiums earned:
Allstate Protection	$6,862	$6,666	$13,632	$13,296
Discontinued Lines and Coverages	--	--	--	--
Property-Liability	$6,862	$6,666	$13,632	$13,296

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate Brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Standard auto	$4,012	$3,903	$167	$160	$294	$224	$4,473	$4,287
Non-standard auto	158	174	--	--	--	--	158	174
Homeowners	1,693	1,639	120	104	--	--	1,813	1,743
Other personal lines (1)	678	635	28	25	1	--	707	660
Total	$6,541	$6,351	$315	$289	$295	$224	$7,151	$6,864

($ in millions)	Six months ended June 30,
	Allstate Brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Standard auto	$7,995	$7,840	$314	$302	$636	$486	$8,945	$8,628
Non-standard auto	330	363	--	--	--	--	330	363
Homeowners	2,961	2,897	217	189	--	--	3,178	3,086
Other personal lines (1)	1,271	1,202	51	47	1	--	1,323	1,249
Total	$12,557	$12,302	$582	$538	$637	$486	$13,776	$13,326

(1) Other personal lines include commercial, renters, condominium, involuntary auto and other personal lines.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate Brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Standard auto	$3,965	$3,909	$158	$153	$308	$234	$4,431	$4,296
Non-standard auto	168	184	--	--	--	--	168	184
Homeowners	1,525	1,487	105	93	--	--	1,630	1,580
Other personal lines	608	583	24	23	1	--	633	606
Total	$6,266	$6,163	$287	$269	$309	$234	$6,862	$6,666

($ in millions)	Six months ended June 30,
	Allstate Brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Standard auto	$7,892	$7,806	$313	$304	$589	$455	$8,794	$8,565
Non-standard auto	335	367	--	--	--	--	335	367
Homeowners	3,041	2,967	205	185	--	--	3,246	3,152
Other personal lines	1,207	1,166	49	46	1	--	1,257	1,212
Total	$12,475	$12,306	$567	$535	$590	$455	$13,632	$13,296

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

•                  Average premium-gross written:  Gross premiums written divided by issued item count.  Gross premiums written include the impacts from discounts, surcharges and ceded reinsurance premiums and exclude the impacts from mid-term premium adjustments and premium refund accruals.  Allstate brand average gross premiums represent the appropriate policy term for each line, which is 6 months for standard and non-standard auto and 12 months for homeowners.  Encompass brand average gross premiums represent the appropriate policy term for each line, which is 12 months for standard auto and homeowners.  Esurance brand average gross premiums represent the appropriate policy term, which is 6 months for standard auto.

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

Standard auto premiums written totaled $4.47 billion in the second quarter of 2013, a 4.3% increase from $4.29 billion in the second quarter of 2012, and $8.95 billion in the first six months of 2013, a 3.7% increase from $8.63 billion in the first six months of 2012.

	Allstate brand		Encompass brand		Esurance brand
Standard auto	2013	2012	2013	2012	2013	2012
Three months ended June 30,
PIF (thousands)	16,938	17,046	728	687	1,207	892
Average premium-gross written (1)	$458	$447	$896	$908	$481	$490
Renewal ratio (%)	89.7	89.0	78.4	75.2	81.7	81.9
Approved rate changes (2):
# of states	14	19	14	14	15	23
Countrywide (%) (3)	0.1	1.5	1.6	1.6	1.7	(0.1)
State specific (%) (4) (5)	0.5	4.4	4.8	4.2	4.7	(0.1)

Six months ended June 30,
PIF (thousands)	16,938	17,046	728	687	1,207	892
Average premium-gross written (1)	$457	$447	$900	$915	$487	$499
Renewal ratio (%)	89.5	88.8	78.1	73.5	81.5	81.1
Approved rate changes (2):
# of states	21	27	17	16	26	24
Countrywide (%) (3)	0.4	2.0	2.5	1.7	2.6	1.3
State specific (%) (4) (5)	1.2	4.7	5.2	4.1	4.5	2.6

____________

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

(5)  Based on historical premiums written in those states, rate changes approved for standard auto totaled $41 million and $94 million in the three months and six months ended June 30, 2013, respectively, compared to $233 million and $322 million in the three months and six months ended June 30, 2012, respectively.

Allstate brand standard auto premiums written totaled $4.01 billion in the second quarter of 2013, a 2.8% increase from $3.90 billion in the second quarter of 2012, and $8.00 billion in the first six months of 2013, a 2.0% increase from $7.84 billion in the first six months of 2012.  Excluding Florida and New York, Allstate brand standard auto premiums written totaled $3.27 billion in the second quarter of 2013, a 3.6% increase from $3.16 billion in the second quarter of 2012, and $6.51 billion in the first six months of 2013, a 3.0% increase from $6.32 billion in the first six months of 2012.  Factors impacting premiums written were the following:

–     0.6% decrease in PIF as of June 30, 2013 compared to June 30, 2012 due to fewer policies available to renew, and a 0.1% increase compared to December 31, 2012.  Excluding Florida and New York, PIF decreased 0.4% as of June 30, 2013 compared to June 30, 2012.

–     15.5% increase in new issued applications to 529 thousand in the second quarter of 2013 from 458 thousand in the second quarter of 2012, and 11.4% increase to 1,026 thousand in the first six months of 2013 from 921 thousand in the first six months of 2012.  Excluding Florida and New York, new issued applications increased 15.6% to 466 thousand in the second quarter of 2013 from 403 thousand in the second quarter of 2012, and increased 10.9% to 904 thousand in the first six months of 2013 from 815 thousand in the first six months of 2012.  New issued applications increased in 35 states in both the second quarter and first six months of 2013 compared to the same periods of 2012.

–     2.5% and 2.2% increase in average gross premium in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012.

–     0.7 point increase in the renewal ratio in both the second quarter and first six months of 2013 compared to the same periods of 2012.  In the second quarter and first six months of 2013, 38 and 36 states, including Florida and New York, respectively, had favorable comparisons to the same periods of 2012.

We remain committed to maintaining appropriate margins in our auto business and at the same time are taking strategic actions to attract a broader customer group to Allstate while retaining our existing customers.  As a result, in addition to demonstrating continued success in maintaining consistent profitability, we are seeing favorable new business and retention trends, positioning us well for growth.

Beginning February 2013, Allstate brand customers are immediately assigned an Allstate agency relationship at the time of purchase.  The majority of Allstate brand customers who purchased their policies directly through call centers and the internet prior to February 2013 were assigned an Allstate exclusive agency relationship in the second quarter of 2013.

Encompass brand standard auto premiums written totaled $167 million in the second quarter of 2013, a 4.4% increase from $160 million in the second quarter of 2012, and $314 million in the first six months of 2013, an increase of 4.0% from $302 million in the first six months of 2012.  Excluding Florida, Encompass brand standard auto premiums written totaled $167 million in the second quarter of 2013, a 7.7% increase from $155 million in the second quarter of 2012, and $312 million in the first six months of 2013, a 6.8% increase from $292 million in the first six months of 2012.  The increase was primarily due to a 6.0% increase in PIF as of June 30, 2013 compared to June 30, 2012 and actions taken to enhance our highly differentiated package policy.  New issued applications increased 13.9% to 41 thousand in the second quarter of 2013 from 36 thousand in the second quarter of 2012, and increased 11.8% to 76 thousand in the first six months of 2013 from 68 thousand in the first six months of 2012.  The renewal ratio increased 3.2 points and 4.6 points in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012.

Esurance brand standard auto premiums written totaled $294 million in the second quarter of 2013, a 31.3% increase from $224 million in the second quarter of 2012, and $636 million in the first six months of 2013, a 30.9% increase from $486 million in the first six months of 2012.  The increase was primarily due to a 35.3% increase in PIF as of June 30, 2013 compared to June 30, 2012.  New issued applications increased 34.6% to 175 thousand in the second quarter of 2013 from 130 thousand in the second quarter of 2012, and 47.6% to 397 thousand in the first six months of 2013 from 269 thousand in the first six months of 2012.  Growth in new issued applications was driven by increased advertising and a higher conversion rate driven by new discounts for preferred customers.  The renewal ratio decreased 0.2 points in the second quarter of 2013 compared to the same period of 2012, primarily due to the greater share of new business in the fourth quarter of 2012.  The renewal ratio increased 0.4 points in the first six months of 2013 compared to the same period of 2012.

Non-standard auto premiums written totaled $158 million in the second quarter of 2013, a 9.2% decrease from $174 million in the second quarter of 2012, and $330 million in the first six months of 2013, a 9.1% decrease from $363 million in the first six months of 2012.  The decrease in both periods were primarily due to a decrease in PIF due to fewer policies available to renew and a 4.4% decrease in new issued applications to 131 thousand in the first six months of 2013 from 137 thousand in the first six months of 2012, partially offset by increases in average gross premium in both periods and an increase in the renewal ratio in the first six months of 2013.  New issued applications of 58 thousand in the second quarter of 2013 was comparable to the second quarter of 2012.

Allstate brand	Three months ended June 30,		Six months ended June 30,
Non-standard auto	2013	2012	2013	2012
PIF (thousands)	498	551	498	551
Average premium-gross written (6 months)	$606	$601	$603	$599
Renewal ratio (%) (6 months)	71.0	71.2	70.8	70.1
Approved rate changes:
# of states	1	1	4	5
Countrywide (%)	–	0.3	0.1	0.5
State specific (%) (1)	6.0	7.5	3.3	3.0

____________

(1)  Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $55 thousand and $1 million in the three months and six months ended June 30, 2013, respectively, compared to $3 million and $4 million in the three months and six months ended June 30, 2012, respectively.

Homeowners premiums written totaled $1.81 billion in the second quarter of 2013, a 4.0% increase from $1.74 billion in the second quarter of 2012, and $3.18 billion in the first six months of 2013, a 3.0% increase from $3.09 billion in the first six months of 2012.  Excluding the cost of catastrophe reinsurance, premiums written increased 3.5% and 2.5% in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012.

	Allstate brand		Encompass brand
Homeowners	2013	2012	2013	2012
Three months ended June 30,
PIF (thousands)	5,852	6,147	341	314
Average premium-gross written (12 months)	$1,123	$1,080	$1,362	$1,309
Renewal ratio (%) (12 months)	87.3	87.0	86.4	82.6
Approved rate changes (1):
# of states	8	7	15	14
Countrywide (%)	0.5	1.2	1.9	1.8
State specific (%) (2)	6.2	10.2	4.8	5.4

Six months ended June 30,
PIF (thousands)	5,852	6,147	341	314
Average premium-gross written (12 months)	$1,119	$1,073	$1,355	$1,304
Renewal ratio (%) (12 months)	87.2	87.2	86.3	81.2
Approved rate changes (1):
# of states	22	20	18	17
Countrywide (%)	1.8	3.2	3.3	2.6
State specific (%) (2)	5.2	8.6	5.6	5.4

____________

(1)  Includes rate changes approved based on our net cost of reinsurance.

(2)  Based on historical premiums written in those states, rate changes approved for homeowners totaled $41 million and $128 million in the three months and six months ended June 30, 2013, respectively, compared to $81 million and $209 million in the three months and six months ended June 30, 2012, respectively.

Allstate brand homeowners premiums written totaled $1.69 billion in the second quarter of 2013, a 3.3% increase from $1.64 billion in the second quarter of 2012, and $2.96 billion in the first six months of 2013, a 2.2% increase from $2.90 billion in the first six months of 2012.  Factors impacting premiums written were the following:

–     4.8% decrease in PIF as of June 30, 2013 compared to June 30, 2012 due to fewer policies available to renew, and a 2.0% decrease compared to December 31, 2012

–     35.3% increase in new issued applications to 157 thousand in the second quarter of 2013 from 116 thousand in the second quarter of 2012, and 24.4% increase to 270 thousand in the first six months of 2013 from 217 thousand in the first six months of 2012.  In states that do not have severe weather issues and that have acceptable returns, we are seeking to grow.  We are also seeking to selectively grow homeowners in some currently restricted areas where we believe we will earn an appropriate return for the risk.  We will continue to pursue profit actions in states that are not at targeted returns.

–     4.0% and 4.3% increase in average gross premium in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012 primarily due to rate changes

–     0.3 point increase in the renewal ratio in the second quarter of 2013 compared to the same period of 2012 and the renewal ratio in the first six months of 2013 was comparable to the same period of 2012

–     $5 million decrease in the cost of our catastrophe reinsurance program to $115 million in the second quarter of 2013 from $120 million in the second quarter of 2012, and $10 million decrease to $231 million in the first six months of 2013 from $241 million in the first six months of 2012

Our primary focus continues to be on improving returns in our homeowners business. The rate of PIF decline continues to moderate as the magnitude and frequency of price changes have become less significant due to progress realized from profit and risk actions. Although new business is increasing results, we will not see PIF growth in the short term.

Encompass brand homeowners premiums written totaled $120 million in the second quarter of 2013, a 15.4% increase from $104 million in the second quarter of 2012, and $217 million in the first six months of 2013, a 14.8%

increase from $189 million in the first six months of 2012.  The increase was primarily due to an 8.6% increase in PIF as of June 30, 2013 compared to June 30, 2012 and actions taken to enhance our highly differentiated package policy.  New issued applications increased 22.2% to 22 thousand in the second quarter of 2013 from 18 thousand in the second quarter of 2012, and increased 18.2% to 39 thousand in the first six months of 2013 from 33 thousand in the first six months of 2012.  The renewal ratio increased 3.8 points and 5.1 points in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012.

Other personal lines Allstate brand other personal lines premiums written totaled $678 million in the second quarter of 2013, a 6.8% increase from $635 million in the second quarter of 2012, and $1.27 billion in the first six months of 2013, a 5.7% increase from $1.20 billion in the first six months of 2012.  Allstate brand other personal lines includes Emerging Businesses other personal lines (landlord, renters, condominium, other property, Allstate Roadside Services and Allstate Dealer Services) for which premiums written increased 10.2% to $531 million in the second quarter of 2013 from $482 million in the second quarter of 2012, and increased 8.5% to $986 million in the first six months of 2013 from $909 million in the first six months of 2012.

Underwriting results are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Premiums written	$7,151	$6,864	$13,776	$13,326
Premiums earned	$6,862	$6,666	$13,632	$13,296
Claims and claims expense	(4,738)	(4,808)	(9,195)	(9,144)
Amortization of DAC	(890)	(865)	(1,761)	(1,743)
Other costs and expenses	(942)	(845)	(1,898)	(1,729)
Restructuring and related charges	(19)	(10)	(43)	(16)
Underwriting income	$273	$138	$735	$664
Catastrophe losses	$647	$819	$1,006	$1,078

Underwriting income (loss) by line of business
Standard auto	$134	$122	$306	$237
Non-standard auto	20	30	44	46
Homeowners	76	(70)	308	236
Other personal lines	43	56	77	145
Underwriting income	$273	$138	$735	$664

Underwriting income (loss) by brand
Allstate brand	$341	$182	$856	$768
Encompass brand	(7)	(5)	(13)	(4)
Esurance brand	(61)	(39)	(108)	(100)
Underwriting income	$273	$138	$735	$664

Allstate Protection had underwriting income of $273 million in the second quarter of 2013 compared to $138 million in the second quarter of 2012, and $735 million in the first six months of 2013 compared to $664 million in the first six months of 2012.  The increases in both periods were primarily due to an increase in underwriting income in homeowners and standard auto, partially offset by a decrease in other personal lines.  Homeowners underwriting income was $76 million in the second quarter of 2013 compared to an underwriting loss of $70 million in the second quarter of 2012, primarily due to decreased catastrophe losses and average earned premiums increasing while loss costs decreased, partially offset by unfavorable reserve reestimates and higher expenses.  Homeowners underwriting income was $308 million in the first six months of 2013 compared to $236 million in the first six months of 2012, primarily due to average earned premiums increasing while loss costs decreased, partially offset by unfavorable reserve reestimates and higher expenses.  Standard auto underwriting income was $134 million in the second quarter of 2013 compared to $122 million in the second quarter of 2012, primarily due to decreased catastrophe losses, partially offset by higher expenses.  Standard auto underwriting income was $306 million in the first six months of 2013 compared to $237 million in the first six months of 2012, primarily due to increased premiums earned and decreased catastrophe losses including favorable Sandy reserve reestimates, partially offset by higher expenses.

Other personal lines underwriting income was $43 million in the second quarter of 2013 compared to $56 million in the second quarter of 2012, and $77 million in the first six months of 2013 compared to $145 million in the first six months of 2012, primarily due to higher expenses and lower favorable reserve reestimates, partially offset by increased premiums earned.

Catastrophe losses were $647 million and $1.01 billion in the second quarter and first six months of 2013, respectively, compared to $819 million and $1.08 billion in the second quarter and first six months of 2012, respectively.

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

Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended June 30, 2013
	Number of events		Claims and claims expense			Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
$101 million to $250 million	2	7.7%	$246	(1)	38.1%	3.6	$123
$50 million to $100 million	2	7.7	178	(2)	27.5	2.6	89
Less than $50 million	22	84.6	281		43.4	4.1	13
Total	26	100.0%	705		109.0	10.3	27
Prior year reserve reestimates			(18)	(3)	(2.8)	(0.3)
Prior quarter reserve reestimates			(40)		(6.2)	(0.6)
Total catastrophe losses			$647		100.0%	9.4

($ in millions)	Six months ended June 30, 2013
	Number of events		Claims and claims expense			Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
$101 million to $250 million	3	8.6%	$436	(1)	43.3%	3.2	$145
$50 million to $100 million	3	8.6	236	(2)	23.5	1.8	79
Less than $50 million	29	82.8	384		38.2	2.8	13
Total	35	100.0%	1,056		105.0	7.8	30
Prior year reserve reestimates			(50)	(3)	(5.0)	(0.4)
Total catastrophe losses			$1,006		100.0%	7.4

_____________

(1)  Three months ended June 30, 2013 primarily reflects end of May wind/hail event primarily impacting Texas and Oklahoma and mid-April wind/rain event primarily impacting Illinois and Indiana, and six months ended June 30, 2013 primarily reflects mid-March wind/hail event primarily impacting Georgia, Mississippi and Alabama in addition to the two previous listed events.

(2)  Three months ended June 30, 2013 primarily reflects mid-May tornadic activity primarily impacting Oklahoma, Kansas and Texas and early April wind/hail event primarily impacting Nebraska, and six months ended June 30, 2013 primarily reflects late February wind/hail event primarily impacting Louisiana and Texas in addition to the two previous listed events.

(3)  Reserve reestimates related to Sandy in the three months ended June 30, 2013 totaled $18 million favorable, including $15 million favorable for auto, $2 million unfavorable for homeowners and $5 million favorable for other personal lines.  Reserve reestimates related to Sandy in the first six months ended June 30, 2013 totaled $39 million favorable, including $50 million favorable for auto, $24 million unfavorable for homeowners and $13 million favorable for other personal lines.

Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended June 30,				Six months ended June 30,
	2013	Number of events	2012	Number of events	2013	Number of events	2012	Number of events
Hurricanes/Tropical storms	$15	1	$5	1	$15	1	$5	1
Tornadoes	136	2	125	2	136	2	309	5
Wind/Hail	513	19	777	20	852	27	950	30
Wildfires	41	4	56	7	41	4	60	8
Other events	--	--	--	--	12	1	8	1
Prior year reserve reestimates	(18)		(93)		(50)		(254)
Prior quarter reserve reestimates	(40)		(51)		--		--
Total catastrophe losses	$647	26	$819	30	$1,006	35	$1,078	45

Catastrophe losses, including prior year reserve reestimates, excluding hurricanes named or numbered by the National Weather Service, fires following earthquakes and earthquakes totaled $1.07 billion and $1.15 billion in the first six months of 2013 and 2012, respectively.

Combined ratio  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.

	Three months ended June 30,								Six months ended June 30,
	Ratio (1)		Effect of catastrophe losses on combined ratio		Effect of prior year reserve reestimates on combined ratio		Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio		Ratio (1)		Effect of catastrophe losses on combined ratio		Effect of prior year reserve reestimates on combined ratio		Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Allstate brand loss ratio:
Standard auto	69.0	69.9	1.9	3.9	(1.7)	(2.0)			68.5	69.8	1.5	2.6	(1.6)	(1.6)
Non-standard auto	63.7	60.9	1.8	1.6	(4.2)	(1.6)			63.0	64.0	1.2	0.8	(2.4)	(0.8)
Homeowners	71.1	81.9	32.5	40.2	1.0	(3.5)			65.7	69.2	25.6	26.4	1.8	(5.7)
Other personal lines	58.7	63.3	6.3	7.2	0.2	(2.9)			59.0	58.6	4.5	5.1	(0.9)	(4.8)

Total Allstate brand loss ratio	68.4	71.9	9.8	12.9	(0.9)	(2.5)			66.7	68.4	7.7	8.5	(0.7)	(2.9)
Allstate brand expense ratio	26.2	25.1	--	--	--	--	0.1	0.1	26.4	25.4	--	--	--	--	0.1	0.1
Allstate brand combined ratio	94.6	97.0	9.8	12.9	(0.9)	(2.5)	0.1	0.1	93.1	93.8	7.7	8.5	(0.7)	(2.9)	0.1	0.1

Encompass brand loss ratio:
Standard auto	74.0	81.7	0.6	2.6	(3.2)	--			74.8	79.9	--	1.6	(3.5)	0.3
Homeowners	65.7	66.7	23.8	15.1	(1.0)	(4.3)			63.9	61.1	18.0	10.8	--	(3.2)
Other personal lines	87.5	43.5	12.5	--	8.3	(21.7)			83.7	65.2	10.2	--	10.2	(13.0)

Total Encompass brand loss ratio	72.1	73.3	10.1	6.7	(1.4)	(3.7)			71.6	72.1	7.4	4.7	(1.1)	(2.2)
Encompass brand expense ratio	30.3	28.6	--	--	--	--	--	--	30.7	28.6	--	--	--	--	--	--
Encompass brand combined ratio	102.4	101.9	10.1	6.7	(1.4)	(3.7)	--	--	102.3	100.7	7.4	4.7	(1.1)	(2.2)	--	--

Esurance brand loss ratio:
Standard auto	79.9	76.1	1.6	2.6	--	--			78.3	74.5	1.4	1.5	--	--
Other personal lines	100.0	--	--	--	--	--			100.0	--	--	--	--	--

Total Esurance brand loss ratio	79.9	76.1	1.6	2.6	--	--			78.3	74.5	1.4	1.5	--	--
Esurance brand expense ratio	39.8	40.6	--	--	--	--	5.2	8.1	40.0	47.5	--	--	--	--	5.3	13.0
Esurance brand combined ratio	119.7	116.7	1.6	2.6	--	--	5.2	8.1	118.3	122.0	1.4	1.5	--	--	5.3	13.0

Allstate Protection loss ratio	69.0	72.1	9.4	12.3	(0.9)	(2.4)			67.4	68.8	7.4	8.1	(0.7)	(2.8)
Allstate Protection expense ratio	27.0	25.8	--	--	--	--	0.3	0.4	27.2	26.2	--	--	--	--	0.3	0.6
Allstate Protection combined ratio	96.0	97.9	9.4	12.3	(0.9)	(2.4)	0.3	0.4	94.6	95.0	7.4	8.1	(0.7)	(2.8)	0.3	0.6

______________

(1) Ratios are calculated using the premiums earned for the respective line of business.

Standard auto loss ratio for the Allstate brand decreased 0.9 points and 1.3 points in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012, primarily due to lower catastrophe losses.  Excluding the impact of catastrophe losses, the Allstate brand standard auto loss ratio increased 1.1 points and decreased 0.2 points in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012.  Florida loss ratios were 69.7 in both the second quarter and first six months of 2013 compared to 66.6 and 69.0 in the second quarter and first six months of 2012, respectively.  For New York, the loss ratio was 64.7 and 67.7 in the second quarter and first six months of 2013, respectively, compared to 67.7 and 66.4 in the second quarter and first six months of 2012, respectively.  Excluding the impact of reserve reestimates and catastrophe losses, both states have experienced improvement over time as a result of management actions, including rate increases, underwriting restrictions, increased claims staffing and review, and on-going efforts to combat fraud and abuse.  However, we continue to focus on profitability given ongoing developments in these two states.

Claim frequencies (rate of claim occurrence per policy in force) in the bodily injury and property damage coverages decreased 0.5% and increased 0.1% in the second quarter of 2013, respectively, compared to the second quarter of 2012, and claim frequency in the bodily injury coverage decreased 1.0% in the first six months of 2013 compared to the first six months of 2012.  Claim frequency in the property damage coverage in the first six months of 2013 was comparable to the first six months of 2012.  Bodily injury and property damage coverage paid claim severities (average cost per claim) increased 4.3% and 3.7% in the second quarter of 2013, respectively, compared to the second quarter of 2012, and increased 5.8% and 1.3% in the first six months of 2013, respectively, compared to the first six months of 2012.  In the second quarter and first six months of 2013, severity increased in line with historical Consumer Price Index trends after adjusting for geographic mix and age of claims.

Encompass brand standard auto loss ratio decreased 7.7 points and 5.1 points in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012, primarily due to lower catastrophe losses and favorable reserve reestimates.

Esurance brand standard auto loss ratio increased 3.8 points in both the second quarter and first six months of 2013 compared to the same periods of 2012, primarily due to increases in the volume of new business, increased severity for bodily injury claims and increased utilization of price discounts.  Esurance is focused on profitability management actions, including adjusting pricing and underwriting.

Homeowners loss ratio for the Allstate brand decreased 10.8 points to 71.1 in the second quarter of 2013 from 81.9 in the second quarter of 2012, primarily due to lower catastrophe losses and average earned premiums increasing faster than loss costs, partially offset by unfavorable reserve reestimates.  Homeowners loss ratio for the Allstate brand decreased 3.5 points to 65.7 in the first six months of 2013 from 69.2 in the first six months of 2012, primarily due to average earned premiums increasing faster than loss costs and lower catastrophe losses, partially offset by unfavorable reserve reestimates.  Claim frequency excluding catastrophe losses increased 0.2% and 0.7% in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012.  Paid claim severity excluding catastrophe losses increased 0.5% in the second quarter of 2013 compared to the second quarter of 2012, and the first six months of 2013 was comparable to the first six months of 2012.

Encompass brand homeowners loss ratio decreased 1.0 points in the second quarter of 2013 compared to the same period of 2012, primarily due to average earned premiums increasing faster than loss costs, partially offset by higher catastrophe losses and lower favorable reserve reestimates.  Encompass brand homeowners loss ratio increased 2.8 points in the first six months of 2013 compared to the same period of 2012, primarily due to higher catastrophe losses.  Excluding the impact of catastrophe losses, the Encompass brand homeowners loss ratio decreased 9.7 points and 4.4 points in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012.

Expense ratio for Allstate Protection increased 1.2 points and 1.0 points in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012.  The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended June 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Amortization of DAC	13.2	13.2	17.8	17.5	2.6	2.6	13.0	13.0
Advertising expenses	3.2	2.9	0.7	0.4	16.2	16.2	3.7	3.3
Business combination expenses and amortization of purchased intangible assets	0.1	0.1	--	--	5.2	8.1	0.3	0.4
Other costs and expenses	9.4	8.7	11.1	10.7	15.8	13.7	9.7	8.9
Restructuring and related charges	0.3	0.2	0.7	--	--	--	0.3	0.2
Total expense ratio	26.2	25.1	30.3	28.6	39.8	40.6	27.0	25.8

	Six months ended June 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Amortization of DAC	13.2	13.2	17.8	17.4	2.5	2.4	12.9	12.9
Advertising expenses	3.0	3.0	0.7	0.6	16.1	18.2	3.4	3.4
Business combination expenses and amortization of purchased intangible assets	0.1	0.1	--	--	5.3	13.0	0.3	0.6
Other costs and expenses	9.8	9.0	11.7	10.6	16.1	13.9	10.3	9.2
Restructuring and related charges	0.3	0.1	0.5	--	--	--	0.3	0.1
Total expense ratio	26.4	25.4	30.7	28.6	40.0	47.5	27.2	26.2

Amortization of DAC primarily includes agent remuneration and premium taxes.  In 2013, Allstate exclusive agent remuneration comprises a base commission, variable compensation and a bonus.  Commissions are trending slightly above the prior year, which had only a base commission.  Variable compensation has two components: agency success factors (local presence, Allstate Financial product sales and licensed staff), which must be achieved in order to qualify for the second component, customer experience (customer satisfaction survey).  In addition, a bonus that is also a percentage of premiums can be earned by agents up to the same level as the prior year.  To qualify for the bonus in 2013, agents must achieve a minimum loss ratio and an amount of sales of Allstate Financial products.  The bonus is earned by increases in multi-line households and increases in Property-Liability policies in force and Allstate Financial policies sold.

Other costs and expenses increased in the second quarter and first six months of 2013 compared to the same periods of 2012, primarily due to higher technology related costs and increased expenses at Esurance.  Esurance is developing additional products to complement its auto line of business and provide a more comprehensive solution to its customers.  In addition, Esurance is investing in geographic expansion of its auto product.  Esurance expanded its renters product from 5 to 10 states, expanded auto from 35 to 37 states, and introduced its motorcycle product in one state so far during 2013.

Restructuring and related charges were $19 million and $43 million in the second quarter and first six months of 2013, respectively, and primarily related to the technology organization, which is fundamentally changing its organizational structure leveraging centralization, global sourcing, automation and changes to oversight to meet contemporary business needs; consolidation of certain call centers; and consolidation of certain Protection claim offices that serve Encompass customers.

We have taken actions to reduce our future cost structure, including changes to our employee pension and other postretirement benefit offerings announced in July 2013, changes to the technology organization, and the consolidation of certain call centers and certain claims offices that serve Encompass customers.  We expect the Allstate Protection expense ratio will decline over time.

Allstate Protection reinsurance Our catastrophe reinsurance program is designed, utilizing our risk management methodology, to manage our exposure to catastrophes nationwide.  Our program is designed to provide reinsurance protection for catastrophes including hurricanes, windstorms, hail, tornados, fires following earthquakes, earthquakes and wildfires.  These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our customers.

During the second quarter of 2013, we placed the Florida component of our reinsurance program.  The Florida reinsurance program is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in this state.  It comprises four contracts which reinsure Castle Key Insurance Company and Castle Key Indemnity Company for personal lines property excess catastrophe losses in Florida for multiple perils including hurricanes, windstorms, hail, tornados, earthquakes, fires following earthquakes, riots, freeze, and wildfires.  The agreement is effective June 1, 2013 for a one year term.  The Florida Hurricane Catastrophe Fund (“FHCF”) coverage, which reinsures only hurricanes losses, includes an estimated maximum provisional limit of 90% of $253.9 million or $228.5 million, in excess of a provisional retention of $96.9 million, and also includes reimbursement of eligible loss adjustment expenses of 5%.  The limit and retention of the FHCF coverage are subject to re-measurement based on June 30, 2013 exposure data.  In addition, the FHCF’s retention is subject to adjustment upward or downward to an actual retention based on submitted exposures to the FHCF by all participants.  For each of the two largest hurricanes, the provisional retention is $96.9 million and a retention equal to one third of that amount, or approximately $32.3 million, is applicable to all other hurricanes for the season beginning June 1, 2013.  This year the Castle Key Group elected not to participate in the FHCF’s temporary increase in coverage limit but instead purchased reinsurance limits in the global reinsurance market.  All the contracts comprising the Florida component of the program are listed and described below:

•                  Below FHCF – provides coverage on $71.9 million of losses in excess of $25 million and is 100% placed.  The first reinstatement of limits is prepaid and the second and final reinstatement requires additional premium.

•                  Mandatory FHCF – provides 90% of $253.9 million excess of $96.9 million with no reinstatement of limits.

•                  FHCF Sliver – provides coverage on the 10% co-participation of the mandatory FHCF coverage payout up to $25 million with no reinstatement of limits.

•                  Excess – provides coverage of $209.1 million of losses in excess of $96.9 million (the FHCF retention), and in excess of an estimated $253.9 million (the mandatory FHCF coverage and the FHCF Sliver estimated payouts).  This contract is 100% placed with one reinstatement of limits.

During the second quarter of 2013, we also placed a reinsurance agreement which provides coverage for earthquakes, in the State of California, resulting from losses to personal lines property policies written by our excess and surplus lines insurer (the “E&S Earthquake agreement”).  The E&S Earthquake agreement provides coverage for shake damage only and comprises one three year term contract effective July 1, 2013 to June 30, 2016.  Unlike the other contracts comprising our catastrophe reinsurance program, the E&S Earthquake agreement provides reinsurance on a 100% quota share basis with no retention.  The contract allows for cession of policies providing earthquake coverage so long as the total amount of in-force building limits provided by those policies does not exceed $400 million.  This $400 million cap limits the policies that are covered by the reinsurance and not the amount of loss eligible for cession which includes losses to dwellings, other structures, personal property and additional living expenses on policies covered by this program.

We expect that the cost of our catastrophe reinsurance programs will be lower in 2013 compared to 2012, primarily due to no longer needing the 7th Layer of the National Per Occurrence Excess Catastrophe Reinsurance program to achieve our catastrophe risk goal, lower limits being required to achieve our Florida reinsurance program goal following a decline in exposures, acquiring reinsurance in the capital markets, and favorable reinsurance rates.  The total cost of our property catastrophe reinsurance programs during the first and second quarter of 2013 was $133 million and $131 million, respectively.  The total cost of our catastrophe reinsurance programs during 2012 was $138 million in the first quarter, $137 million in the second quarter, $133 million in the third quarter and $141 million in the fourth quarter.  These quarterly costs reflect premium re-measurements recognized in the quarter.  We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

Reserve reestimates  The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2013 and 2012, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2013	2012
Auto	$11,383	$11,404
Homeowners	2,008	2,439
Other personal lines	2,250	2,237
Total Allstate Protection	$15,641	$16,080

($ in millions, except ratios)	Three months ended June 30,				Six months ended June 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
	2013	2012	2013	2012	2013	2012	2013	2012
Auto (3)	$(79)	$(83)	(1.2)	(1.3)	$(149)	$(131)	(1.1)	(1.0)
Homeowners (3)	15	(56)	0.2	(0.8)	56	(175)	0.4	(1.3)
Other personal lines (3)	3	(22)	0.1	(0.3)	(6)	(62)	--	(0.5)
Total Allstate Protection	$(61)	$(161)	(0.9)	(2.4)	$(99)	$(368)	(0.7)	(2.8)

Allstate brand	$(57)	$(151)	(0.8)	(2.3)	$(93)	$(356)	(0.7)	(2.7)
Encompass brand	(4)	(10)	(0.1)	(0.1)	(6)	(12)	--	(0.1)
Esurance brand	--	--	--	--	--	--	--	--
Total Allstate Protection	$(61)	$(161)	(0.9)	(2.4)	$(99)	$(368)	(0.7)	(2.8)

(1)	Favorable reserve reestimates are shown in parentheses.
(2)	Ratios are calculated using Property-Liability premiums earned.
(3)

Prior year reserve reestimates included in catastrophe losses for auto, homeowners and other personal lines totaled $20 million favorable, $14 million unfavorable and $12 million favorable in the three months ended June 30, 2013, respectively, compared to $8 million favorable, $58 million favorable and $27 million favorable in the three months ended June 30, 2012, respectively. Prior year reserve reestimates included in catastrophe losses for auto, homeowners and other personal lines totaled $71 million favorable, $45 million unfavorable and $24 million favorable in the six months ended June 30, 2013, respectively, compared to $21 million favorable, $187 million favorable and $46 million favorable in the six months ended June 30, 2012, respectively. The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio for auto, homeowners and other personal lines totaled 0.3 favorable, 0.2 unfavorable and 0.2 favorable in the three months ended June 30, 2013, respectively, compared to 0.1 favorable, 0.9 favorable and 0.4 favorable in the three months ended June 30, 2012, respectively. The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio for auto, homeowners and other personal lines totaled 0.5 favorable, 0.3 unfavorable and 0.2 favorable in the six months ended June 30, 2013, respectively, compared to 0.2 favorable, 1.4 favorable and 0.3 favorable in the six months ended June 30, 2012, respectively.

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Premiums written	$--	$--	$--	$1

Premiums earned	$--	$--	$--	$--
Claims and claims expense	(3)	(2)	(6)	(5)
Operating costs and expenses	(1)	(2)	(2)	(2)
Underwriting loss	$(4)	$(4)	$(8)	$(7)

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed income securities	$231	$274	$480	$539
Equity securities	36	22	59	41
Mortgage loans	5	5	10	11
Limited partnership interests	89	68	166	109
Short-term investments	--	1	1	2
Other	8	3	16	5
Investment income, before expense	369	373	732	707
Investment expense	(26)	(21)	(48)	(42)
Net investment income	$343	$352	$684	$665

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed income securities: tax-exempt	3.6%	4.4%	3.6%	4.4%
Fixed income securities: tax-exempt equivalent	5.2	6.4	5.2	6.4
Fixed income securities: taxable	3.3	3.7	3.4	3.7
Equity securities	4.0	2.7	3.4	2.4
Mortgage loans	4.2	4.2	4.2	4.4
Limited partnership interests	11.8	9.5	11.1	7.4
Total portfolio	4.0	4.2	4.0	4.0

Net investment income decreased 2.6% to $343 million in the second quarter of 2013 from $352 million in the second quarter of 2012, primarily due to lower fixed income yields, partially offset by higher limited partnership income.  Net investment income increased 2.9% to $684 million in the first six months of 2013 from $665 million in the first six months of 2012, primarily due to higher limited partnership income and equity dividends, prepayment fee income and litigation proceeds which together increased 2013 income by a total of $23 million in the first six months of 2013, and higher average investment balances, partially offset by lower fixed income yields.  The decrease in fixed income yields is primarily due to actions taken to reduce interest rate risk through dispositions of long-duration municipal and corporate fixed income securities and increased investment in floating rate securities, short term and intermediate corporate fixed income securities.  While the dispositions generated net realized capital gains, we expect a decline in investment income prospectively due to the lower yield on the reinvestment of proceeds.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Impairment write-downs	$(17)	$(43)	$(25)	$(62)
Change in intent write-downs	(26)	(1)	(46)	(29)
Net other-than-temporary impairment losses recognized in earnings	(43)	(44)	(71)	(91)
Sales	346	60	497	297
Valuation of derivative instruments	(3)	1	(3)	4
Settlements of derivative instruments	5	2	(6)	(2)
Realized capital gains and losses, pre-tax	305	19	417	208
Income tax expense	(108)	(7)	(147)	(72)
Realized capital gains and losses, after-tax	$197	$12	$270	$136

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•

Net income available to common shareholders was $190 million and $336 million in the second quarter and first six months of 2013, respectively, compared to $132 million and $244 million in the second quarter and first six months of 2012, respectively.

•

Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $566 million in the second quarter of 2013, an increase of 4.8% from $540 million in the second quarter of 2012, and $1.14 billion in the first six months of 2013, an increase of 5.6% from $1.08 billion in the first six months of 2012.

•

Investments totaled $52.58 billion as of June 30, 2013, reflecting a decrease of $4.42 billion from $57.00 billion as of December 31, 2012. Net investment income decreased 4.5% to $633 million in the second quarter of 2013 and 6.1% to $1.27 billion in the first six months of 2013 from $663 million and $1.35 billion in the second quarter and first six months of 2012, respectively.

•

Net realized capital gains totaled $57 million in the second quarter of 2013 compared to $8 million in the second quarter of 2012, and net realized capital gains totaled $76 million in the first six months of 2013 compared to net realized capital losses of $13 million in the first six months of 2012.

•	Contractholder funds totaled $36.36 billion as of June 30, 2013, reflecting a decrease of $2.96 billion from $39.32 billion as of December 31, 2012.

ALLSTATE FINANCIAL SEGMENT

Strategy changes

On July 17, 2013, we announced our plans to exit the independent master brokerage agencies distribution channel.  In connection with this announcement, on July 17, 2013, we entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company, its life insurance business generated through independent master brokerage agencies, and all of its deferred fixed annuity and accident and health insurance business for $600 million.  The transaction is expected to close by December 31, 2013.  The transaction is subject to regulatory approvals and other customary closing conditions.  A loss on disposition estimated to be in the range of approximately $475 million to $525 million, after-tax, will be recorded in third quarter 2013.  The total reduction in shareholders’ equity, including the impact to unrealized capital gains and losses, is estimated to be in the range of approximately $575 million to $675 million.  The business being sold had $341 million of premiums and contract charges in 2012.  Effective July 18, 2013, we are no longer offering any products through the independent master brokerage agency distribution channel.

Effective January 1, 2014, we will no longer offer fixed annuities.  Allstate exclusive agencies and exclusive financial specialists will have non-proprietary fixed annuities available to sell.

We are planning to outsource the administration of our annuity business to a third party administration company by the end of 2014.  We expect to have restructuring expense charges relating to these changes in late 2013 and into 2014.

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Life and annuity premiums and contract charges	$579	$559	$1,158	$1,112
Net investment income	633	663	1,268	1,350
Realized capital gains and losses	57	8	76	(13)
Total revenues	1,269	1,230	2,502	2,449

Costs and expenses
Life and annuity contract benefits	(471)	(462)	(929)	(901)
Interest credited to contractholder funds	(311)	(366)	(656)	(744)
Amortization of DAC	(71)	(77)	(146)	(178)
Operating costs and expenses	(140)	(135)	(288)	(277)
Restructuring and related charges	(1)	--	(3)	--
Total costs and expenses	(994)	(1,040)	(2,022)	(2,100)

Gain on disposition of operations	1	3	3	6
Income tax expense	(86)	(61)	(147)	(111)
Net income available to common shareholders	$190	$132	$336	$244

Investments as of June 30			$52,581	$57,734

Net income available to common shareholders
Life insurance	$70	$66	$133	$123
Accident and health insurance	25	22	49	39
Annuities and institutional products	95	44	154	82
Net income available to common shareholders	$190	$132	$336	$244

Net income available to common shareholders was $190 million in the second quarter of 2013 compared to $132 million in the second quarter of 2012.  The increase was primarily due to decreased interest credited to contractholder funds, higher net realized capital gains and higher life and annuity premiums and contract charges, partially offset by lower net investment income.

Net income available to common shareholders was $336 million in the first six months of 2013 compared to $244 million in the first six months of 2012.  The increase was primarily due to net realized capital gains in the first six months of 2013 compared to net realized capital losses in the first six months of 2012, decreased interest credited to contractholder funds and higher life and annuity premiums and contract charges, partially offset by lower net investment income.

Analysis of revenues   Total revenues increased 3.2% or $39 million in the second quarter of 2013 compared to the second quarter of 2012, primarily due to higher net realized capital gains and higher life and annuity premiums and contract charges, partially offset by lower net investment income.  Total revenues increased 2.2% or $53 million in the first six months of 2013 compared to the first six months of 2012, primarily due to net realized capital gains in the first six months of 2013 compared to net realized capital losses in the first six months of 2012 and higher life and annuity premiums and contract charges, partially offset by lower net investment income.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Underwritten products
Traditional life insurance premiums	$119	$117	$235	$230
Accident and health insurance premiums	179	160	359	322
Interest-sensitive life insurance contract charges	268	263	541	523
Subtotal	566	540	1,135	1,075

Annuities
Immediate annuities with life contingencies premiums	9	14	16	26
Other fixed annuity contract charges	4	5	7	11
Subtotal	13	19	23	37

Life and annuity premiums and contract charges (1)	$579	$559	$1,158	$1,112

_______________

(1) Contract charges related to the cost of insurance totaled $179 million and $173 million for the second quarter of 2013 and 2012, respectively, and $359 million and $343 million in the first six months of 2013 and 2012, respectively.

Total premiums and contract charges increased 3.6% and 4.1% in the second quarter and the first six months of 2013, respectively, compared to the same periods of 2012, primarily due to growth in Allstate Benefits accident and health insurance business in force and higher contract charges on interest-sensitive life insurance products primarily resulting from the growth of insurance in force and the aging of our policyholders, partially offset by lower sales of immediate annuities with life contingencies.  Effective March 22, 2013, we are no longer offering structured settlement annuities.  We will continue to service the in-force structured settlement contracts.

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Contractholder funds, beginning balance	$38,807	$41,603	$39,319	$42,332

Deposits
Fixed annuities	281	185	568	338
Interest-sensitive life insurance	328	335	714	667
Total deposits	609	520	1,282	1,005

Interest credited	314	369	664	748

Benefits, withdrawals, maturities and other adjustments
Benefits	(399)	(331)	(794)	(688)
Surrenders and partial withdrawals	(845)	(949)	(1,736)	(1,892)
Maturities of and interest payments on institutional products	(1,797)	(88)	(1,798)	(89)
Contract charges	(274)	(266)	(551)	(530)
Net transfers from separate accounts	5	2	6	4
Other adjustments (1)	(63)	(28)	(35)	(58)
Total benefits, withdrawals, maturities and other adjustments	(3,373)	(1,660)	(4,908)	(3,253)
Contractholder funds, ending balance	$36,357	$40,832	$36,357	$40,832

_______________

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

Contractholder funds decreased 6.3% and 7.5% in the second quarter and first six months of 2013, respectively, compared to decreases of 1.9% and 3.5% in the same periods of 2012, respectively, reflecting a large institutional product maturity in second quarter 2013 and our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 8.8% and 9.0% in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012.

Contractholder deposits increased 17.1% and 27.6% in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012, primarily due to increased fixed annuity deposits driven by new equity-indexed annuity products launched in second quarter 2012 and higher deposits on immediate annuities.

Maturities of and interest payments on institutional products in the second quarter and first six months of 2013 include a $1.75 billion maturity.  There are $85 million of institutional products outstanding as of June 30, 2013.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 11.0% to $845 million in the second quarter of 2013 and 8.2% to $1.74 billion in the first six months of 2013 from $949 million and $1.89 billion in the second quarter and first six months of 2012, respectively.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.7% in both the first six months of 2013 and 2012.

Net investment income decreased 4.5% or $30 million to $633 million in the second quarter of 2013 and 6.1% or $82 million to $1.27 billion in the first six months of 2013 from $663 million and $1.35 billion in the second quarter and first six months of 2012, respectively.  The decrease is primarily due to lower average investment balances and lower limited partnership income, partially offset by higher prepayment fee income and litigation proceeds which together increased 2013 income by a total of $20 million and $47 million in the second quarter and first six months of 2013, respectively.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Impairment write-downs	$(16)	$(6)	$(18)	$(26)
Change in intent write-downs	(1)	--	(8)	(16)
Net other-than-temporary impairment losses recognized in earnings	(17)	(6)	(26)	(42)
Sales	62	10	83	2
Valuation of derivative instruments	6	(11)	2	(3)
Settlements of derivative instruments	6	15	17	30
Realized capital gains and losses, pre-tax	57	8	76	(13)
Income tax (expense) benefit	(20)	(3)	(27)	4
Realized capital gains and losses, after-tax	$37	$5	$49	$(9)

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses   Total costs and expenses decreased 4.4% or $46 million in the second quarter of 2013 and 3.7% or $78 million in the first six months of 2013 compared to the same periods of 2012, primarily due to lower interest credited to contractholder funds and amortization of DAC, partially offset by higher life and annuity contract benefits.

Life and annuity contract benefits increased 1.9% or $9 million in the second quarter of 2013 and 3.1% or $28 million in the first six months of 2013 compared to the same periods of 2012, primarily due to worse mortality experience on life insurance.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $130 million and $263 million in the second quarter and first six months of 2013, respectively, compared to $136 million and $270 million in the second quarter and first six months of 2012, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Life insurance	$75	$87	$161	$178
Accident and health insurance	86	72	175	145
Annuities	(16)	(21)	(33)	(33)
Total benefit spread	$145	$138	$303	$290

Benefit spread increased 5.1% or $7 million in the second quarter of 2013 and 4.5% or $13 million in the first six months of 2013 compared to the same periods of 2012, primarily due to premium growth in Allstate Benefits accident and health insurance and higher cost of insurance contract charges on interest-sensitive life insurance, partially offset by worse mortality experience on life insurance.

Interest credited to contractholder funds decreased 15.0% or $55 million in the second quarter of 2013 and 11.8% or $88 million in the first six months of 2013 compared to the same periods of 2012, primarily due to lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $5 million in the second quarter of 2013 and increased interest credited to contractholder funds by $4 million in the first six months of 2013, compared to increases of $4 million and $14 million in the second quarter and first six months of 2012, respectively.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Annuities and institutional products	$88	$71	$147	$168
Life insurance	25	20	52	38
Accident and health insurance	7	6	13	12
Net investment income on investments supporting capital	67	68	141	132
Investment spread before valuation changes on embedded derivatives that are not hedged	187	165	353	350
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	5	(4)	(4)	(14)
Total investment spread	$192	$161	$349	$336

Investment spread before valuation changes on embedded derivatives that are not hedged increased 13.3% or $22 million in the second quarter of 2013 compared to the same period of 2012 primarily due to lower crediting rates, partially offset by the continued managed reduction in our spread-based business in force.  Investment spread before valuation changes on embedded derivatives that are not hedged increased 0.9% or $3 million in the first six months of 2013 compared to the same period of 2012 primarily due to lower crediting rates, partially offset by the continued managed reduction in our spread-based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2013	2012	2013	2012	2013	2012
Interest-sensitive life insurance	5.1%	5.3%	3.8%	4.0%	1.3%	1.3%
Deferred fixed annuities and institutional products	4.7	4.6	2.9	3.2	1.8	1.4
Immediate fixed annuities with and without life contingencies	6.8	6.9	6.0	6.2	0.8	0.7
Investments supporting capital, traditional life and other products	3.8	3.9	n/a	n/a	n/a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2013	2012	2013	2012	2013	2012
Interest-sensitive life insurance	5.2%	5.4%	3.9%	4.1%	1.3%	1.3%
Deferred fixed annuities and institutional products	4.6	4.6	3.0	3.2	1.6	1.4
Immediate fixed annuities with and without life contingencies	6.5	7.3	6.0	6.1	0.5	1.2
Investments supporting capital, traditional life and other products	4.0	3.9	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	June 30,
	2013	2012
Immediate fixed annuities with life contingencies	$8,895	$8,870
Other life contingent contracts and other	5,347	5,770
Reserve for life-contingent contract benefits	$14,242	$14,640

Interest-sensitive life insurance	$11,121	$10,912
Deferred fixed annuities	20,878	23,739
Immediate fixed annuities without life contingencies	3,773	3,840
Institutional products	85	1,850
Other	500	491
Contractholder funds	$36,357	$40,832

Amortization of DAC decreased 7.8% or $6 million in the second quarter of 2013 and 18.0% or $32 million in the first six months of 2013 compared to the same periods of 2012.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$65	$76	$141	$162
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	6	1	5	16
Amortization acceleration for changes in assumptions (“DAC unlocking”)	--	--	--	--
Total amortization of DAC	$71	$77	$146	$178

_______________

(1)  The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease in DAC amortization in the second quarter and first six months of 2013 compared to the same periods of 2012 was primarily due to decreased amortization on interest-sensitive life insurance resulting from decreased benefit spread and decreased amortization on fixed annuity products due to the DAC balance for contracts issued prior to 2010 being fully amortized in second quarter 2012.

Operating costs and expenses increased 3.7% or $5 million in the second quarter of 2013 and 4.0% or $11 million in the first six months of 2013 compared to the same periods of 2012.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Non-deferrable commissions	$25	$26	$51	$51
General and administrative expenses	100	95	206	197
Taxes and licenses	15	14	31	29
Total operating costs and expenses	$140	$135	$288	$277

Restructuring and related charges	$1	$--	$3	$--

General and administrative expenses increased 5.3% or $5 million in the second quarter of 2013 and 4.6% or $9 million in the first six months of 2013 compared to the same periods of 2012 primarily due to higher expenses to support growth at Allstate Benefits.

INVESTMENTS HIGHLIGHTS

•                  Investments totaled $92.32 billion as of June 30, 2013, decreasing from $97.28 billion as of December 31, 2012.

•                  Unrealized net capital gains totaled $2.82 billion as of June 30, 2013, decreasing from $5.55 billion as of December 31, 2012.

•                  Net investment income was $984 million in the second quarter of 2013, a decrease of 4.1% from $1.03 billion in the second quarter of 2012, and $1.97 billion in the first six months of 2013, a decrease of 3.4% from $2.04 billion in the first six months of 2012.

•                 Net realized capital gains were $362 million in the second quarter of 2013 compared to $27 million in the second quarter of 2012, and $493 million in the first six months of 2013 compared to $195 million in the first six months of 2012.

INVESTMENTS

The composition of the investment portfolios as of June 30, 2013 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$28,113	74.9%	$41,349	78.6%	$1,577	70.9%	$71,039	77.0%
Equity securities (2)	3,932	10.5	573	1.1	--	--	4,505	4.9
Mortgage loans	479	1.3	5,934	11.3	--	--	6,413	6.9
Limited partnership interests (3)	2,991	8.0	1,946	3.7	4	0.2	4,941	5.3
Short-term investments(4)	1,182	3.1	821	1.6	643	28.9	2,646	2.9
Other	813	2.2	1,958	3.7	--	--	2,771	3.0
Total	$37,510	100.0%	$52,581	100.0%	$2,224	100.0%	$92,315	100.0%

_______________

(1)    Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $27.55 billion, $39.37 billion and $1.56 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)    Equity securities are carried at fair value.  Cost basis for these securities was $3.70 billion and $535 million for Property-Liability and Allstate Financial, respectively.

(3)    We have commitments to invest in additional limited partnership interests totaling $1.17 billion and $1.09 billion for Property-Liability and Allstate Financial, respectively.

(4)    Short-term investments are carried at fair value.  Amortized cost basis for these investments was $1.18 billion, $821 million and $643 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(5)    Balances reflect the elimination of related party investments between segments.

Total investments decreased to $92.32 billion as of June 30, 2013, from $97.28 billion as of December 31, 2012, primarily due to net reductions in Allstate Financial’s contractholder funds and lower fixed income valuations.  The decline in valuation of fixed income securities for the six months ended June 30, 2013 was due to increasing risk-free interest rates and wider credit spreads.

The Property-Liability investment portfolio decreased to $37.51 billion as of June 30, 2013, from $38.22 billion as of December 31, 2012, primarily due to dividends paid by Allstate Insurance Company (“AIC”) to The Allstate Corporation (the “Corporation”) and lower fixed income valuations, partially offset by positive operating cash flows.

The Allstate Financial investment portfolio decreased to $52.58 billion as of June 30, 2013, from $57.00 billion as of December 31, 2012, primarily due to net reductions in contractholder funds of $2.96 billion and lower fixed income valuations.

The Corporate and Other investment portfolio increased to $2.22 billion as of June 30, 2013, from $2.06 billion as of December 31, 2012, primarily due to the proceeds from the issuance of debt and preferred stock, and dividends paid by AIC to the Corporation, partially offset by payments for the debt tender offer, common share repurchases and dividends paid to common shareholders.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of June 30, 2013	Percent to total investments	Fair value as of December 31, 2012	Percent to total investments
U.S. government and agencies	$3,204	3.5%	$4,713	4.9%
Municipal	10,716	11.6	13,069	13.5
Corporate	47,616	51.6	48,537	49.9
Foreign government	2,224	2.4	2,517	2.6
ABS	3,476	3.8	3,624	3.7
RMBS	2,485	2.7	3,032	3.1
CMBS	1,291	1.4	1,498	1.5
Redeemable preferred stock	27	--	27	--
Total fixed income securities	$71,039	77.0%	$77,017	79.2%

As of June 30, 2013, 90.8% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of June 30, 2013.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,204	$203	$--	$--	$--	$--

Municipal
Tax exempt	1,025	8	2,874	61	1,890	72
Taxable	233	16	2,387	242	1,256	107
Auction rate securities (“ARS”)	36	--	78	--	--	--

Corporate
Public	816	33	3,012	85	12,795	474
Privately placed	1,098	33	1,196	68	3,737	218

Foreign government	914	75	561	21	397	15

ABS
Collateralized debt obligations (“CDO”)	149	6	494	5	271	(21)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,465	26	335	7	227	9

RMBS
U.S. government sponsored entities (“U.S. Agency”)	983	31	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	53	1	20	--	61	2
Alt-A residential mortgage-backed securities (“Alt-A”)	3	--	--	--	10	1
Subprime residential mortgage-backed securities (“Subprime”)	--	--	--	--	37	--

CMBS	617	20	80	2	136	3

Redeemable preferred stock	--	--	--	--	--	--

Total fixed income securities	$10,596	$452	$11,037	$491	$20,817	$880

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$3,204	$203

Municipal
Tax exempt	399	17	146	(1)	6,334	157
Taxable	297	(18)	95	(8)	4,268	339
ARS	--	--	--	--	114	--

Corporate
Public	14,101	478	3,383	64	34,107	1,134
Privately placed	6,228	207	1,250	(13)	13,509	513

Foreign government	352	14	--	--	2,224	125

ABS
CDO	131	(14)	155	(15)	1,200	(39)
Consumer and other ABS	218	6	31	--	2,276	48

RMBS
U.S. Agency	--	--	--	--	983	31
Prime	122	1	373	33	629	37
Alt-A	51	1	416	7	480	9
Subprime	8	--	348	(15)	393	(15)

CMBS	142	2	316	(9)	1,291	18

Redeemable preferred stock	26	4	1	--	27	4

Total fixed income securities	$22,075	$698	$6,514	$43	$71,039	$2,564

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $10.72 billion as of June 30, 2013 with an unrealized net capital gain of $496 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Corporate bonds, including publicly traded and privately placed, totaled $47.62 billion as of June 30, 2013, with an unrealized net capital gain of $1.65 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

ABS, including CDO and Consumer and other ABS, totaled $3.48 billion as of June 30, 2013, with 94.6% rated investment grade and an unrealized net capital gain of $9 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

CDO totaled $1.20 billion as of June 30, 2013, with 87.1% rated investment grade.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.14 billion of cash flow CDO with unrealized net capital losses of $38 million.  Cash flow CDO are structures collateralized primarily by below investment grade senior secured corporate loans.  The underlying collateral is generally actively managed by external managers that monitor the collateral’s performance and is well diversified across industries and among issuers.  The remaining $60 million of securities consisted of market value CDO with unrealized net capital losses of $1 million.

Consumer and other ABS totaled $2.28 billion as of June 30, 2013, with 98.6% rated investment grade.  Consumer and other ABS consists of $696 million of consumer auto and $1.58 billion of other ABS with unrealized net capital gains of $3 million and $45 million, respectively.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $2.49 billion as of June 30, 2013, with 54.2% rated investment grade and an unrealized net capital gain of $62 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with the U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  Prime are collateralized by residential mortgage loans issued to prime borrowers.  Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $267 million and $126 million of first lien and second lien securities, respectively.  The Subprime portfolio unrealized net capital loss of $15 million as of June 30, 2013 was the result of wider credit spreads than at initial purchase.  Wider spreads are largely due to the risk associated with the underlying collateral supporting certain Subprime securities.

CMBS totaled $1.29 billion as of June 30, 2013, with 75.5% rated investment grade and an unrealized net capital gain of $18 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 93.5% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

Mortgage loans  Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $6.41 billion as of June 30, 2013 compared to $6.57 billion as of December 31, 2012, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of June 30, 2013.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$916	$505	$20	$--	$1,441
Equity method of accounting (“EMA”)	1,541	1,153	159	647	3,500
Total	$2,457	$1,658	$179	$647	$4,941

Number of managers	104	44	17	11
Number of individual funds	179	95	26	21
Largest exposure to single fund	$140	$239	$86	$54

_______________

(1) Includes $522 million of infrastructure and real asset funds.

The following tables show the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended June 30,
	2013				2012
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$35	$23	$58	$(7)	$21	$52	$73	$1
Real estate funds	10	67	77	(1)	2	37	39	(2)
Hedge funds	--	3	3	--	--	1	1	--
Tax credit funds	--	(12)	(12)	--	--	(6)	(6)	--
Total	$45	$81	$126	$(8)	$23	$84	$107	$(1)

	Six months ended June 30,
	2013				2012
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$55	$71	$126	$(7)	$33	$112	$145	$--
Real estate funds	16	95	111	(1)	3	67	70	(3)
Hedge funds	--	12	12	--	--	11	11	--
Tax credit funds	--	(16)	(16)	--	--	(10)	(10)	--
Total	$71	$162	$233	$(8)	$36	$180	$216	$(3)

Limited partnership interests produced income, excluding impairment write-downs, of $126 million and $233 million in the three months and six months ended June 30, 2013, respectively, compared to $107 million and $216 million in the three months and six months ended June 30, 2012, respectively.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $2.82 billion as of June 30, 2013 compared to $5.55 billion as of December 31, 2012.  The decline from December 31, 2012 for fixed income securities was due to increasing risk-

free interest rates, wider credit spreads and the realization of unrealized net capital gains through sales.  The decline from December 31, 2012 for equity securities was primarily due to the realization of unrealized net capital gains through sales.  The following table presents unrealized net capital gains and losses.

($ in millions)	June 30, 2013	December 31, 2012
U.S. government and agencies	$203	$326
Municipal	496	930
Corporate	1,647	3,594
Foreign government	125	227
ABS	9	1
RMBS	62	32
CMBS	18	(12)
Redeemable preferred stock	4	4
Fixed income securities	2,564	5,102
Equity securities	268	460
EMA limited partnerships	--	7
Derivatives	(12)	(22)
Unrealized net capital gains and losses, pre-tax	$2,820	$5,547

The unrealized net capital gains for the fixed income portfolio totaled $2.56 billion and comprised $3.36 billion of gross unrealized gains and $801 million of gross unrealized losses as of June 30, 2013.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $5.10 billion, comprised of $5.63 billion of gross unrealized gains and $530 million of gross unrealized losses as of December 31, 2012.

Gross unrealized gains and losses on fixed income securities by type and sector as of June 30, 2013 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Consumer goods (cyclical and non-cyclical)	$10,224	$413	$(93)	$10,544
Banking	3,562	116	(69)	3,609
Basic industry	2,900	91	(63)	2,928
Utilities	7,620	580	(60)	8,140
Capital goods	5,145	233	(54)	5,324
Energy	4,298	175	(44)	4,429
Communications	3,224	130	(41)	3,313
Technology	2,583	78	(35)	2,626
Financial services	3,699	154	(30)	3,823
Transportation	1,935	136	(18)	2,053
Other	779	53	(5)	827
Total corporate fixed income portfolio	45,969	2,159	(512)	47,616

U.S. government and agencies	3,001	205	(2)	3,204
Municipal	10,220	601	(105)	10,716
Foreign government	2,099	141	(16)	2,224
ABS	3,467	86	(77)	3,476
RMBS	2,423	119	(57)	2,485
CMBS	1,273	50	(32)	1,291
Redeemable preferred stock	23	4	--	27
Total fixed income securities	$68,475	$3,365	$(801)	$71,039

The consumer goods, banking and basic industry sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2013.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $268 million and comprised $362 million of gross unrealized gains and $94 million of gross unrealized losses as of June 30, 2013.  This is compared to an unrealized net capital gain for the equity portfolio totaling $460 million, comprised of $494 million of gross unrealized gains and $34 million of gross unrealized losses as of December 31, 2012.

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed income securities	$740	$818	$1,502	$1,624
Equity securities	39	24	64	45
Mortgage loans	93	92	191	185
Limited partnership interests	126	107	233	216
Short-term investments	1	1	3	2
Other	39	34	76	64
Investment income, before expense	1,038	1,076	2,069	2,136
Investment expense	(54)	(50)	(102)	(99)
Net investment income	$984	$1,026	$1,967	$2,037

Net investment income decreased 4.1% or $42 million in the second quarter of 2013 and 3.4% or $70 million in the first six months of 2013 compared to the same periods of 2012, primarily due to lower fixed income yields and lower average investment balances, partially offset by higher prepayment fee income and litigation proceeds which together increased 2013 income by a total of $28 million in the second quarter of 2013 and $70 million in the first six months of 2013.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Impairment write-downs	$(33)	$(49)	$(43)	$(88)
Change in intent write-downs	(27)	(1)	(54)	(45)
Net other-than-temporary impairment losses recognized in earnings	(60)	(50)	(97)	(133)
Sales	408	70	580	299
Valuation of derivative instruments	3	(10)	(1)	1
Settlements of derivative instruments	11	17	11	28
Realized capital gains and losses, pre-tax	362	27	493	195
Income tax expense	(128)	(10)	(174)	(68)
Realized capital gains and losses, after-tax	$234	$17	$319	$127

Impairment write-downs, which includes changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed income securities	$(11)	$(26)	$(41)	$(55)
Equity securities	(5)	(20)	(9)	(27)
Mortgage loans	(9)	7	17	4
Limited partnership interests	(8)	(1)	(8)	(3)
Other investments	--	(9)	(2)	(7)
Impairment write-downs	$(33)	$(49)	$(43)	$(88)

Impairment write-downs on fixed income securities for the three months ended June 30, 2013 were primarily driven by municipal bonds.  Impairment write-downs on fixed income securities for the six months ended June 30, 2013 were primarily driven by CMBS that experienced deterioration in expected cash flows and municipal bonds.

Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends.  The valuation allowance on mortgage loans as of June 30, 2013 decreased compared to December 31, 2012 due to increases in the fair value of the collateral less costs to sell for certain previously impaired loans.

Change in intent write-downs totaling $27 million and $54 million in the three months and six months ended June 30, 2013, respectively, related to the repositioning and ongoing portfolio management of our equity securities.

Sales generated $408 million and $580 million of net realized capital gains in the three months and six months ended June 30, 2013, respectively, primarily related to equity securities in connection with portfolio repositioning and municipal and corporate fixed income securities in conjunction with reducing our exposure to interest rate risk in the Property-Liability portfolio.

Valuation and settlements of derivative instruments generated net realized capital gains of $14 million and $10 million for the three months and six months ended June 30, 2013, respectively, primarily composed of gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholders’ equity as of June 30, 2013 was $19.87 billion, a decrease of 3.5% from $20.58 billion as of December 31, 2012.

•                  On April 1, 2013, we paid common shareholder dividends of $0.25.  On May 21, 2013, we declared a quarterly common shareholder dividend of $0.25 to be payable on July 1, 2013, and on July 23, 2013, we declared a quarterly common shareholder dividend of $0.25 to be payable on October 1, 2013.

•                  On June 7, 2013, we issued $500 million of 3.15% Senior Notes due 2023 and $500 million of 4.50% Senior Notes due 2043.

•                  On June 12, 2013, we issued 11,500 shares of 5.625% Noncumulative Perpetual Preferred Stock for aggregate proceeds of $287.5 million.

•                  On June 20, 2013, we repurchased principal amounts of $1.83 billion of debt and recognized a loss on extinguishment of $480 million, pre-tax, representing the excess of the repurchase price over the principal repaid, the write-off of the unamortized debt issuance costs and other costs related to the repurchase transaction.

•                  On July 23, 2013, we declared a dividend at an annual rate equal to 5.625% on the preferred stock for the dividend period from June 12, 2013 through October 14, 2013 to be payable on October 15, 2013.

•                  During the first six months of 2013, we repurchased 19.2 million common shares for $905 million.  As of June 30, 2013, there is $1.08 billion remaining on our common share repurchase programs.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	June 30, 2013	December 31, 2012
Preferred stock, common stock, retained income and other shareholders’ equity items	$19,819	$19,405
Accumulated other comprehensive income	50	1,175
Total shareholders’ equity	19,869	20,580
Debt	5,975	6,057
Total capital resources	$25,844	$26,637

Ratio of debt to shareholders’ equity	30.1%	29.4%
Ratio of debt to capital resources	23.1%	22.7%

Shareholders’ equity decreased in the first six months of 2013, primarily due to decreased unrealized net capital gains on investments, common share repurchases and dividends paid to common shareholders, partially offset by net income available to common shareholders.

Preferred stock  On June 12, 2013, we issued 11,500 shares of 5.625% Noncumulative Perpetual Preferred Stock for aggregate proceeds of $287.5 million.  The proceeds of this issuance were used to fund the repurchase of debt and for general corporate purposes.

Debt  On January 10, 2013, we issued $500 million of 5.10% Fixed-to-Floating Rate Subordinated Debentures due 2053.  The proceeds of this issuance were used for general corporate purposes, including the repurchase of our common stock through open market purchases and through the accelerated repurchase program entered into on February 28, 2013.  On June 7, 2013, we issued $500 million of 3.15% Senior Notes due 2023 and $500 million of 4.50% Senior Notes due 2043.  The proceeds of this issuance were used to fund the repurchase of debt and for general corporate purposes.  In June 2013, we issued $500 million of commercial paper and the proceeds were used to fund the repurchase of debt.

On June 20, 2013, we repurchased principal amounts of $1.83 billion of debt and recognized a loss on extinguishment of $480 million, pre-tax, representing the excess of the repurchase price over the principal repaid, the write-off of the unamortized debt issuance costs and other costs related to the repurchase transaction.

The next debt maturities are on May 16, 2014 when $300 million of 6.20% Senior Notes are due and August 15, 2014 when $650 million of 5.00% Senior Notes are due.

During the second half of 2013, we are planning to execute additional issuances of perpetual preferred stock and/or subordinated debt to pre-fund the debt maturing in 2014, repay commercial paper, and fund the common share repurchase programs.

Common share repurchases As of June 30, 2013, our $1.00 billion common share repurchase program that commenced in December 2012 had $78 million remaining and is expected to be completed by December 31, 2013.  On February 6, 2013, an additional $1.00 billion common share repurchase program was authorized and is expected to be completed by March 31, 2014.  On February 28, 2013, we entered into an accelerated share repurchase agreement with Barclays Bank PLC (“Barclays”) and Barclays Capital Inc., as Barclays’ agent, to purchase $500 million of our outstanding common stock.  The accelerated share repurchase agreement settled on June 6, 2013.  During the first six months of 2013, we repurchased 19.2 million common shares for $905 million.

Impact of subsequent events  In July 2013, we announced changes to our employee pension and other postretirement benefit offerings and the definitive agreement to sell Lincoln Benefit Life Company.  See Note 15 of the condensed consolidated financial statements for further detail.  The pension and other postretirement benefit changes are estimated to increase shareholders’ equity in the range of approximately $825 million to $955 million.  The sale of Lincoln Benefit Life Company is estimated to decrease shareholders’ equity in the range of approximately $575 million to $675 million.  The net increase in shareholders’ equity relating to these transactions is estimated to be in the range of approximately $150 million to $380 million.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.  In January 2013, A.M. Best affirmed The Allstate Corporation’s debt and commercial paper ratings of a- and AMB-1, respectively, and our insurance entities financial strength ratings of A+ for AIC and Allstate Life Insurance Company (“ALIC”).  The outlook for AIC and ALIC remained stable.  In April 2013, Moody’s affirmed The Allstate Corporation’s debt and commercial paper ratings of A3 and P-2, respectively, AIC’s financial strength ratings of Aa3 and ALIC’s financial strength rating of A1.  The outlook for all Moody’s ratings was revised to stable from negative.  In May 2013, S&P affirmed The Allstate Corporation’s debt and commercial paper ratings of A- and A-2, respectively, AIC’s financial strength ratings of AA- and ALIC’s financial strength rating of A+.  The outlook for all S&P ratings was revised to stable from negative.  In the future, if our financial position is less than rating agency expectations including those related to capitalization at the parent company, AIC or ALIC, we could be exposed to a downgrade in our ratings which we do not view as being material to our business model or strategies.

The sale of Lincoln Benefit Life Company (“LBL”) is expected to generate deployable capital of approximately $1 billion, which will be returned to AIC as allowed by regulatory dividend limitations.  The $1 billion includes the estimated gain on the sale on a statutory-basis of accounting in the range of approximately $350 million to $400 million and the release of risk-based capital.  Subsequent to the announcement of the planned sale of LBL, the rating agencies initiated reviews of LBL’s ratings and outlook.  Moody’s downgraded LBL from A1 to Baa1 and revised the rating outlook from stable to negative.  Both the rating and outlook will be finalized after the transaction closes.  S&P downgraded LBL from A+ to BBB+ and placed LBL on CreditWatch negative.  Both the rating and

CreditWatch will be finalized after the transaction closes.  A.M. Best placed LBL’s rating under review with negative implications, pending a final determination on both the rating and outlook after the transaction closes.  The Moody’s, S&P and A.M. Best ratings and outlook of ALIC are unaffected by the sale of LBL.

ALIC, AIC and The Allstate Corporation are party to the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  ALIC and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  AIC also has a capital support agreement with ALIC.  Under the capital support agreement, AIC is committed to provide capital to ALIC to maintain an adequate capital level.  The maximum amount of potential funding under each of these agreements is $1.00 billion.  On March 22, 2013, the Corporation advanced $500 million to AIC under the Liquidity Agreement to facilitate investing activity.  This amount was repaid on June 7, 2013.

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

Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $2.37 billion as of June 30, 2013.  These assets include cash and investments that are generally saleable within one quarter totaling $1.79 billion.  This provides funds for the parent company’s relatively low fixed charges and other corporate purposes.

In the first six months of 2013, AIC paid dividends totaling $1.33 billion to the Corporation.

The Corporation has access to additional borrowing to support liquidity as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2013, the remaining borrowing capacity was $500 million; however, the outstanding balance can fluctuate daily.

•                  Our $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  We have the option to extend the expiration of its initial five year term by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders.  In April 2013, we utilized the option on the first anniversary of the facility and we extended the facility by one year making its current expiration April 2018.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 18.3% as of June 30, 2013.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the second quarter and first six months of 2013.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on April 30, 2012.  We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 435 million shares of treasury stock as of June 30, 2013), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Dividend limitations  There are no regulatory restrictions that limit the payment of dividends by the Corporation, except those generally applicable to corporations incorporated in Delaware.  Dividends are payable only out of certain components of shareholders’ equity as permitted by Delaware law.  However, the ability of the Corporation to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors.

The payment of shareholder dividends by AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months.  AIC paid dividends of $1.51 billion in 2012.  The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2013 is $1.95 billion, less dividends paid during the preceding twelve months measured at that point in time.  The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30 days notice period.  Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for AIC totaled $11.65 billion as of December 31, 2012, and cannot result in capital and surplus being less than the minimum amount required by law.

Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write.  Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators.  A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity.  Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions.  Company action level RBC is significantly in excess of the minimum capital requirements.  Total statutory capital and surplus and authorized control level RBC of AIC were $16.26 billion and $2.60 billion, respectively, as of December 31, 2012.  Substantially all of our insurance subsidiaries are subsidiaries of and/or reinsure all of their business to AIC, including ALIC.  The subsidiaries are included as a component of AIC’s total statutory capital and surplus.

During 2013, ALIC will not be able to pay dividends to AIC without prior IL DOI approval.  ALIC will be able to pay dividends without prior IL DOI approval when its unassigned surplus excluding unrealized appreciation from investments, which totaled a deficit position of $675 million as of December 31, 2012, becomes positive.  The sale of LBL is expected to reduce the deficit in the range of approximately $425 million to $475 million.  ALIC also can repurchase its shares and return capital to AIC with the approval of the IL DOI.

Liquidity exposure  Contractholder funds were $36.36 billion as of June 30, 2013.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2013.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$4,165	11.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	12,016	33.0
Market value adjustments (2)	4,994	13.7
Subject to discretionary withdrawal without adjustments (3)	15,182	41.8
Total contractholder funds (4)	$36,357	100.0%

_______________

(1)  Includes $5.72 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)  $4.13 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)  76% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)  Includes $1.03 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 11.6% and 8.5% in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.7% in both the first six months of 2013 and 2012.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

The following table summarizes consolidated cash flow activities by segment for the first six months ended June 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$865	$1,125	$463	$520	$225	$129	$1,553	$1,774
Investing activities	184	(620)	2,642	1,055	(174)	(83)	2,652	352
Financing activities	29	(24)	(3,168)	(1,674)	(1,238)	(633)	(4,377)	(2,331)
Net decrease in consolidated cash							$(172)	$(205)

_______________

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Lower cash provided by operating activities in the first six months of 2013 compared to the first six months of 2012 was primarily due to higher tax payments in the first six months of 2013 compared to the first six months of 2012, partially offset by the surrender of company owned life insurance.

Cash provided by investing activities in the first six months of 2013 compared to cash used in investing activities in the first six months of 2012. Cash provided in 2013 primarily related to the timing of equity portfolio repositioning and interest rate risk reduction actions, in addition to increased investment collections.

Allstate Financial  Lower cash provided by operating cash flows in the first six months of 2013 compared to the first six months of 2012 was primarily due to lower net investment income.

Higher cash provided by investing activities in the first six months of 2013 compared to the first six months of 2012 was due to higher investment collections and net transactional activity.

Higher cash used in financing activities in the first six months of 2013 compared to the first six months of 2012 was primarily due to a $1.75 billion institutional product maturity.

Corporate and Other  Fluctuations in the Corporate and Other operating cash flows were primarily due to the timing of intercompany settlements.  Investing activities primarily relate to investments in the parent company portfolio.  Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, repayment of debt (including payment for the debt tender offer), proceeds from the issuance of debt and preferred stock, dividends to common shareholders of The Allstate Corporation and common share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to pay dividends or repurchase our stock is subject to limitations under terms of certain of our securities

Subject to certain limited exceptions, during any dividend period while our preferred stock is outstanding, unless the full preferred stock dividends for the preceding dividend period have been declared and paid or declared and a sum sufficient for the payment thereof has been set aside and any declared but unpaid preferred stock dividends for any prior period have been paid, we may not repurchase or pay dividends on our common stock.

We are prohibited from declaring or paying dividends on our preferred stock in excess of the amount of net proceeds from an issuance of common stock taking place within 90 days before a dividend declaration date if, on that dividend declaration date, either: (1) the risk-based capital ratios of our largest U.S. property-casualty insurance subsidiaries that collectively account for 80% or more of the net written premiums of our U.S. property-casualty insurance business on a weighted average basis were less than 175% of their company action level risk-based capital as of the end of the most recent year; or (2) our consolidated net income for the four-quarter period ending on the preliminary quarter end test date (the quarter that is two quarters prior to the most recently completed quarter) is zero or negative and our consolidated shareholders’ equity (excluding accumulated other comprehensive income, and subject to certain other adjustments relating to changes in U.S. GAAP) as of each of the preliminary quarter test date and the most recently completed quarter has declined by 20% or more from its level as measured at the end of the benchmark quarter (the date that is ten quarters prior to the most recently completed quarter).  If we fail to satisfy either of these tests on any dividend declaration date, the restrictions on dividends will continue until we are able again to satisfy the test on a dividend declaration date.  In addition, in the case of a restriction arising under (2) above, the restrictions on dividends will continue until our consolidated shareholders’ equity (excluding accumulated other comprehensive income, and subject to certain other adjustments relating to changes in U.S. GAAP) has increased, or has declined by less than 20%, in either case as compared to its level at the end of the benchmark quarter for each dividend payment date as to which dividend restrictions were imposed.  Examples of situations where we may fail the above tests include: a financial crisis or other negative trends in the global economy and capital markets, or a significant catastrophe loss event.

The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (2)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
April 1, 2013 - April 30, 2013	14,319	$ 49.0700	--	$ 1.3 billion
May 1, 2013 - May 31, 2013	667,644	$ 48.7174	658,669	$ 1.3 billion
June 1, 2013- June 30, 2013	4,230,433	$ 52.4206	4,229,504	$ 1.1 billion
Total	4,912,396	$ 51.9076	4,888,173

_______________

(1) In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

April:	14,319
May:	8,975
June:	929

The Allstate 401(k) Savings Plan acquired the following shares in connection with Allstate’s contributions to the plan based on its matching obligation and certain performance measures.

April:	none
May:	none
June:	none

(2) Under an accelerated share repurchase agreement entered into on February 28, 2013 and completed on June 6, 2013, we repurchased 10,348,825 shares at an average share price of $48.83, excluding commissions and discounts.

(3) From time to time, repurchases under our programs are executed under the terms of a pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(4) On December 17, 2012, we announced the approval of a share repurchase program for $1.00 billion, to be completed by December 31, 2013.  On February 6, 2013, we announced the approval of an additional share repurchase program for $1.00 billion, to be completed by March 31, 2014.

Item 6.  Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

July 31, 2013	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Designations with respect to the Preferred Stock of the Registrant, dated June 10, 2013	8-K	1-11840	3.1	June 12, 2013
4

The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

4.1	Deposit Agreement, dated July 12, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein	8-K	1-11840	4.1	June 12, 2013
4.2	Form of Preferred Stock Certificate (included as Exhibit A to Exhibit 3.1 above)	8-K	1-11840	4.2	June 12, 2013
4.3	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.1 above)	8-K	1-11840	4.3	June 12, 2013
10.1	The Allstate Corporation 2013 Equity Incentive Plan	Proxy	1-11840	App. B	April 10, 2013
10.2	Stock Purchase agreement, dated July 17, 2013, among Allstate Life Insurance Company, Resolution Life Holdings, Inc, and Resolution Life L.P.	8-K	1-11840	10.1	July 22, 2013
10.3	Supplemental Retirement Income Plan, as amended and restated effective January 1, 2014					X
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated July 31, 2013, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

E-1