Form 10-Q
period 2013-09-30
ALLSTATE CORP
filed 2013-10-30
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 16, 2013, the registrant had 454,848,452 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL INFORMATION

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012

	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$6,972	$6,697	$20,604	$19,993
Life and annuity premiums and contract charges	584	563	1,742	1,675
Net investment income	950	940	2,917	2,977
Realized capital gains and losses:
Total other-than-temporary impairment losses	(96)	(39)	(178)	(195)
Portion of loss recognized in other comprehensive income	8	(7)	(7)	16
Net other-than-temporary impairment losses recognized in earnings	(88)	(46)	(185)	(179)
Sales and other realized capital gains and losses	47	(26)	637	302
Total realized capital gains and losses	(41)	(72)	452	123
	8,465	8,128	25,715	24,768
Costs and expenses
Property-liability insurance claims and claims expense	4,427	4,293	13,628	13,442
Life and annuity contract benefits	498	453	1,427	1,354
Interest credited to contractholder funds	317	215	973	959
Amortization of deferred policy acquisition costs	1,026	1,016	2,933	2,937
Operating costs and expenses	937	1,010	3,129	3,023
Restructuring and related charges	13	9	59	25
Loss on extinguishment of debt	9	--	489	--
Interest expense	83	93	280	281
	7,310	7,089	22,918	22,021

(Loss) gain on disposition of operations	(646)	9	(644)	15

Income from operations before income tax expense	509	1,048	2,153	2,762

Income tax expense	193	325	694	850

Net income	316	723	1,459	1,912

Preferred stock dividends	6	--	6	--

Net income available to common shareholders	$310	$723	$1,453	$1,912

Earnings per common share:

Net income available to common shareholders per common share - Basic	$0.67	$1.49	$3.10	$3.89

Weighted average common shares - Basic	461.1	485.9	468.2	491.5

Net income available to common shareholders per common share - Diluted	$0.66	$1.48	$3.07	$3.86

Weighted average common shares - Diluted	467.1	489.9	473.8	494.7

Cash dividends declared per common share	$0.25	$0.22	$0.75	$0.66

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income	$316	$723	$1,459	$1,912

Other comprehensive income (loss), after-tax

Changes in:

Unrealized net capital gains and losses	63	810	(1,120)	1,480

Unrealized foreign currency translation adjustments	13	12	(20)	14

Unrecognized pension and other postretirement benefit cost	684	20	775	64

Other comprehensive income (loss), after-tax	760	842	(365)	1,558

Comprehensive income	$1,076	$1,565	$1,094	$3,470

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30, 2013	December 31, 2012
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $58,129 and $71,915)	$60,295	$77,017
Equity securities, at fair value (cost $4,370 and $3,577)	4,812	4,037
Mortgage loans	4,817	6,570
Limited partnership interests	5,091	4,922
Short-term, at fair value (amortized cost $2,694 and $2,336)	2,694	2,336
Other	2,774	2,396
Total investments	80,483	97,278
Cash	1,069	806
Premium installment receivables, net	5,341	5,051
Deferred policy acquisition costs	3,286	3,621
Reinsurance recoverables, net	6,938	8,767
Accrued investment income	617	781
Property and equipment, net	993	989
Goodwill	1,243	1,240
Other assets	1,810	1,804
Separate Accounts	4,928	6,610
Assets held for sale	15,577	--
Total assets	$122,285	$126,947
Liabilities
Reserve for property-liability insurance claims and claims expense	$20,983	$21,288
Reserve for life-contingent contract benefits	12,590	14,895
Contractholder funds	24,476	39,319
Unearned premiums	11,016	10,375
Claim payments outstanding	702	797
Deferred income taxes	440	597
Other liabilities and accrued expenses	5,245	6,429
Long-term debt	6,217	6,057
Separate Accounts	4,928	6,610
Liabilities held for sale	14,908	--
Total liabilities	101,505	106,367
Commitments and Contingent Liabilities (Note 12)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 26,900 shares issued and outstanding as of September 30, 2013 and none issued and outstanding as of December 31, 2012, $672.5 aggregate liquidation preference	650	--
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 456 million and 479 million shares outstanding	9	9
Additional capital paid-in	3,127	3,162
Retained income	34,885	33,783
Deferred ESOP expense	(39)	(41)
Treasury stock, at cost (444 million and 421 million shares)	(18,662)	(17,508)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	33	(11)
Other unrealized net capital gains and losses	1,804	3,614
Unrealized adjustment to DAC, DSI and insurance reserves	(123)	(769)
Total unrealized net capital gains and losses	1,714	2,834
Unrealized foreign currency translation adjustments	50	70
Unrecognized pension and other postretirement benefit cost	(954)	(1,729)
Total accumulated other comprehensive income	810	1,175
Total shareholders’ equity	20,780	20,580
Total liabilities and shareholders’ equity	$122,285	$126,947

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)	Nine months ended September 30,
	2013	2012
Preferred stock par value	(unaudited)
Balance, beginning of period	$--	$--
Preferred stock issuance	--	--
Balance, end of period	--	--

Preferred stock additional capital paid-in
Balance, beginning of period	--	--
Preferred stock issuance	650	--
Balance, end of period	650	--

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,162	3,189
Equity incentive plans activity	(35)	(35)
Balance, end of period	3,127	3,154

Retained income
Balance, beginning of period	33,783	31,909
Net income	1,459	1,912
Dividends on common stock	(351)	(325)
Dividends on preferred stock	(6)	--
Balance, end of period	34,885	33,496

Deferred ESOP expense
Balance, beginning of period	(41)	(43)
Payments	2	2
Balance, end of period	(39)	(41)

Treasury stock
Balance, beginning of period	(17,508)	(16,795)
Shares acquired	(1,395)	(728)
Shares reissued under equity incentive plans, net	241	155
Balance, end of period	(18,662)	(17,368)

Accumulated other comprehensive income
Balance, beginning of period	1,175	29
Change in unrealized net capital gains and losses	(1,120)	1,480
Change in unrealized foreign currency translation adjustments	(20)	14
Change in unrecognized pension and other postretirement benefit cost	775	64
Balance, end of period	810	1,587

Noncontrolling interest
Balance, beginning of period	--	28
Change in noncontrolling interest ownership	--	(28)
Balance, end of period	--	--

Total shareholders’ equity	$20,780	$20,837

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine months ended September 30,
	2013	2012
Cash flows from operating activities	(unaudited)
Net income	$1,459	$1,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	246	293
Realized capital gains and losses	(452)	(123)
Loss on extinguishment of debt	489	--
Loss (gain) on disposition of operations	644	(15)
Interest credited to contractholder funds	973	959
Changes in:
Policy benefits and other insurance reserves	(787)	(769)
Unearned premiums	670	421
Deferred policy acquisition costs	(208)	13
Premium installment receivables, net	(300)	(178)
Reinsurance recoverables, net	294	(139)
Income taxes	455	669
Other operating assets and liabilities	(412)	(425)
Net cash provided by operating activities	3,071	2,618
Cash flows from investing activities
Proceeds from sales
Fixed income securities	15,354	13,952
Equity securities	2,231	1,345
Limited partnership interests	676	1,067
Mortgage loans	20	11
Other investments	93	104
Investment collections
Fixed income securities	4,879	3,892
Mortgage loans	783	682
Other investments	213	70
Investment purchases
Fixed income securities	(16,645)	(16,809)
Equity securities	(2,565)	(385)
Limited partnership interests	(911)	(1,232)
Mortgage loans	(423)	(472)
Other investments	(880)	(275)
Change in short-term investments, net	(544)	(1,284)
Change in other investments, net	92	(6)
Purchases of property and equipment, net	(116)	(176)
(Acquisition) disposition of operations	(24)	13
Net cash provided by investing activities	2,233	497
Cash flows from financing activities
Proceeds from issuance of long-term debt	2,267	493
Repayment of long-term debt	(2,605)	(351)
Proceeds from issuance of preferred stock	651	--
Contractholder fund deposits	1,608	1,571
Contractholder fund withdrawals	(5,458)	(3,938)
Dividends paid on common stock	(237)	(322)
Treasury stock purchases	(1,385)	(729)
Shares reissued under equity incentive plans, net	108	60
Excess tax benefits on share-based payment arrangements	33	7
Other	(10)	(40)
Net cash used in financing activities	(5,028)	(3,249)
Transfer of cash to held for sale	(13)	--
Net increase (decrease) in cash	263	(134)
Cash at beginning of period	806	776
Cash at end of period	$1,069	$642

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

The condensed consolidated financial statements and notes as of September 30, 2013 and for the three-month and nine-month periods ended September 30, 2013 and 2012 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.

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

The computation of basic and diluted earnings per common share is presented in the following table.

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$316	$723	$1,459	$1,912
Less: Preferred stock dividends	6	--	6	--
Net income available to common shareholders	$310	$723	$1,453	$1,912

Denominator:
Weighted average common shares outstanding	461.1	485.9	468.2	491.5
Effect of dilutive potential common shares:
Stock options	4.2	2.7	3.9	2.2
Restricted stock units and performance stock awards (non-participating)	1.8	1.3	1.7	1.0
Weighted average common and dilutive potential common shares outstanding	467.1	489.9	473.8	494.7

Earnings per common share - Basic	$0.67	$1.49	$3.10	$3.89
Earnings per common share - Diluted	$0.66	$1.48	$3.07	$3.86

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 8.4 million and 17.8 million Allstate common shares, with exercise prices ranging from $41.16 to $62.42 and $31.41 to $62.84, were outstanding for the three-month periods ended September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per common share in those periods.  Options to purchase 13.0 million and 22.1 million Allstate common shares, with exercise prices ranging from $39.05 to $62.42 and $26.56 to $62.84, were outstanding for the nine-month periods ended September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per common share in those periods.

3.  Held for Sale Transaction

On July 17, 2013, the Company entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business for $600 million subject to certain adjustments as of the closing date.  LBL is reported in the Allstate Financial segment.  The transaction is subject to regulatory approvals and other customary closing conditions.  The Company expects the closing to occur during the first quarter of 2014.  The estimated loss on disposition of $475 million, after-tax, was recorded in third quarter 2013, excluding any impact of unrealized net capital gains and losses.  This transaction met the criteria for held for sale accounting.  As a result, the related assets and liabilities are included as single line items in the asset and liability sections of the Condensed Consolidated Statement of Financial Position as of September 30, 2013.  The following table summarizes the assets and liabilities held for sale as of September 30, 2013.

($ in millions)
Assets
Investments
Fixed income securities	$10,514
Mortgage loans	1,400
Short-term investments	31
Other investments	294
Total investments	12,239
Cash	13
Deferred policy acquisition costs	741
Reinsurance recoverables, net	1,403
Accrued investment income	117
Other assets	52
Separate Accounts	1,655
Assets held for sale	16,220
Less: Loss accrual	(643)
Total assets held for sale	$15,577
Liabilities
Reserve for life-contingent contract benefits	$1,629
Contractholder funds	11,283
Unearned premiums	12
Deferred income taxes	114
Other liabilities and accrued expenses	215
Separate Accounts	1,655
Total liabilities held for sale	$14,908

Included in shareholders’ equity is $111 million of accumulated other comprehensive income related to assets held for sale.

4.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $271 million and $170 million for the nine months ended September 30, 2013 and 2012, respectively.  Non-cash financing activities include $93 million and $39 million related to the issuance of Allstate common shares for vested restricted stock units for the nine months ended September 30, 2013 and 2012, respectively.

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

($ in millions)	Nine months ended September 30,
	2013	2012
Net change in proceeds managed
Net change in short-term investments	$156	$(297)
Operating cash flow provided (used)	156	(297)
Net change in cash	(3)	(6)
Net change in proceeds managed	$153	$(303)

Net change in liabilities
Liabilities for collateral, beginning of year	$(808)	$(462)
Liabilities for collateral, end of period	(655)	(765)
Operating cash flow (used) provided	$(153)	$303

5.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
September 30, 2013
U.S. government and agencies	$2,725	$158	$(2)	$2,881
Municipal	9,246	451	(86)	9,611
Corporate	38,285	1,777	(365)	39,697
Foreign government	1,831	119	(11)	1,939
Asset-backed securities (“ABS”)	3,389	75	(43)	3,421
Residential mortgage-backed securities (“RMBS”)	1,787	100	(43)	1,844
Commercial mortgage-backed securities (“CMBS”)	844	48	(17)	875
Redeemable preferred stock	22	5	--	27
Total fixed income securities	$58,129	$2,733	$(567)	$60,295

December 31, 2012
U.S. government and agencies	$4,387	$326	$--	$4,713
Municipal	12,139	1,038	(108)	13,069
Corporate	44,943	3,721	(127)	48,537
Foreign government	2,290	228	(1)	2,517
ABS	3,623	108	(107)	3,624
RMBS	3,000	142	(110)	3,032
CMBS	1,510	65	(77)	1,498
Redeemable preferred stock	23	4	--	27
Total fixed income securities	$71,915	$5,632	$(530)	$77,017

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of September 30, 2013:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$2,564	$2,604
Due after one year through five years	22,645	23,399
Due after five years through ten years	17,441	18,079
Due after ten years	9,459	10,073
	52,109	54,155
ABS, RMBS and CMBS	6,020	6,140
Total	$58,129	$60,295

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed income securities	$721	$817	$2,223	$2,441
Equity securities	30	29	94	74
Mortgage loans	99	92	290	277
Limited partnership interests	106	22	339	238
Short-term investments	1	2	4	4
Other	44	33	120	97
Investment income, before expense	1,001	995	3,070	3,131
Investment expense	(51)	(55)	(153)	(154)
Net investment income	$950	$940	$2,917	$2,977

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed income securities	$24	$(50)	$175	$(73)
Equity securities	(51)	(15)	261	157
Mortgage loans	(6)	(3)	19	5
Limited partnership interests	2	--	(1)	13
Derivatives	(12)	(2)	(2)	26
Other	2	(2)	--	(5)
Realized capital gains and losses	$(41)	$(72)	$452	$123

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Impairment write-downs	$(18)	$(43)	$(61)	$(131)
Change in intent write-downs	(70)	(3)	(124)	(48)
Net other-than-temporary impairment losses recognized in earnings	(88)	(46)	(185)	(179)
Sales	59	(24)	639	275
Valuation of derivative instruments	--	--	(1)	1
Settlements of derivative instruments	(12)	(2)	(1)	26
Realized capital gains and losses	$(41)	$(72)	$452	$123

Gross gains of $74 million and $109 million and gross losses of $39 million and $154 million were realized on sales of fixed income securities during the three months ended September 30, 2013 and 2012, respectively.  Gross gains of $322 million and $296 million and gross losses of $83 million and $291 million were realized on sales of fixed income securities during the nine months ended September 30, 2013 and 2012, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(6)	$--	$(6)	$(23)	$(5)	$(28)
ABS	--	--	--	--	(1)	(1)
RMBS	(4)	4	--	(5)	2	(3)
CMBS	(9)	4	(5)	(29)	(3)	(32)
Total fixed income securities	(19)	8	(11)	(57)	(7)	(64)
Equity securities	(67)	--	(67)	(118)	--	(118)
Mortgage loans	(6)	--	(6)	11	--	11
Limited partnership interests	(2)	--	(2)	(10)	--	(10)
Other	(2)	--	(2)	(4)	--	(4)
Other-than-temporary impairment losses	$(96)	$8	$(88)	$(178)	$(7)	$(185)

($ in millions)	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(2)	$(3)	$(5)	$(28)	$14	$(14)
Corporate	(1)	(1)	(2)	(19)	(2)	(21)
RMBS	(4)	(6)	(10)	(59)	(2)	(61)
CMBS	(4)	3	(1)	(19)	6	(13)
Total fixed income securities	(11)	(7)	(18)	(125)	16	(109)
Equity securities	(22)	--	(22)	(58)	--	(58)
Mortgage loans	(1)	--	(1)	3	--	3
Limited partnership interests	(2)	--	(2)	(5)	--	(5)
Other	(3)	--	(3)	(10)	--	(10)
Other-than-temporary impairment losses	$(39)	$(7)	$(46)	$(195)	$16	$(179)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $243 million and $219 million as of September 30, 2013 and December 31, 2012, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2013	December 31, 2012
Municipal	$(9)	$(20)
Corporate	(7)	(1)
ABS	(10)	(14)
RMBS	(150)	(182)
CMBS	(16)	(19)
Total	$(192)	$(236)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$(564)	$(781)	$(617)	$(944)
Additional credit loss for securities previously other-than-temporarily impaired	(6)	(15)	(30)	(49)
Additional credit loss for securities not previously other-than-temporarily impaired	(2)	(3)	(19)	(24)
Reduction in credit loss for securities disposed or collected	43	128	136	339
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	--	--	7
Change in credit loss due to accretion of increase in cash flows	--	1	1	1
Ending balance (1)	$(529)	$(670)	$(529)	$(670)

(1)	The September 30, 2013 ending balance includes $59 million of cumulative credit losses recognized in earnings for fixed income securities that are classified as held for sale.

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
September 30, 2013	value	Gains	Losses	gains (losses)
Fixed income securities	$60,295	$2,733	$(567)	$2,166
Equity securities	4,812	465	(23)	442
Short-term investments	2,694	--	--	--
Derivative instruments (1)	(14)	2	(21)	(19)
EMA limited partnerships (2)				(3)
Investments classified as held for sale				244
Unrealized net capital gains and losses, pre-tax				2,830
Amounts recognized for:
Insurance reserves (3)				--
DAC and DSI (4)				(189)
Amounts recognized				(189)
Deferred income taxes				(927)
Unrealized net capital gains and losses, after-tax				$1,714

(1)	Included in the fair value of derivative instruments are $2 million classified as assets and $16 million classified as liabilities.

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

	Fair	Gross unrealized		Unrealized net
December 31, 2012	value	Gains	Losses	gains (losses)
Fixed income securities	$77,017	$5,632	$(530)	$5,102
Equity securities	4,037	494	(34)	460
Short-term investments	2,336	--	--	--
Derivative instruments (1)	(17)	2	(24)	(22)
EMA limited partnerships				7
Unrealized net capital gains and losses, pre-tax				5,547
Amounts recognized for:
Insurance reserves				(771)
DAC and DSI				(412)
Amounts recognized				(1,183)
Deferred income taxes				(1,530)
Unrealized net capital gains and losses, after-tax				$2,834

(1)	Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the nine months ended September 30, 2013 is as follows:

($ in millions)
Fixed income securities	$(2,936)
Equity securities	(18)
Derivative instruments	3
EMA limited partnerships	(10)
Investments classified as held for sale	244
Total	(2,717)
Amounts recognized for:
Insurance reserves	771
DAC and DSI	223
Amounts recognized	994
Deferred income taxes	603
Decrease in unrealized net capital gains and losses	$(1,120)

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
September 30, 2013
Fixed income securities
U.S. government and agencies	8	$93	$(2)	--	$--	$--	$(2)
Municipal	325	2,308	(46)	33	191	(40)	(86)
Corporate	767	9,035	(293)	44	467	(72)	(365)
Foreign government	90	335	(11)	1	1	--	(11)
ABS	46	699	(6)	42	407	(37)	(43)
RMBS	285	297	(6)	280	261	(37)	(43)
CMBS	11	67	--	10	73	(17)	(17)
Total fixed income securities	1,532	12,834	(364)	410	1,400	(203)	(567)
Equity securities	210	1,047	(23)	10	7	--	(23)
Total fixed income and equity securities	1,742	$13,881	$(387)	420	$1,407	$(203)	$(590)

Investment grade fixed income securities	1,314	$11,320	$(306)	307	$826	$(99)	$(405)
Below investment grade fixed income securities	218	1,514	(58)	103	574	(104)	(162)
Total fixed income securities	1,532	$12,834	$(364)	410	$1,400	$(203)	$(567)

December 31, 2012
Fixed income securities
U.S. government and agencies	6	$85	$--	--	$--	$--	$--
Municipal	130	1,012	(13)	80	717	(95)	(108)
Corporate	133	1,989	(33)	70	896	(94)	(127)
Foreign government	22	190	(1)	--	--	--	(1)
ABS	12	145	(1)	77	794	(106)	(107)
RMBS	117	50	(1)	336	638	(109)	(110)
CMBS	11	68	--	44	357	(77)	(77)
Redeemable preferred stock	--	--	--	1	--	--	--
Total fixed income securities	431	3,539	(49)	608	3,402	(481)	(530)
Equity securities	803	284	(27)	96	69	(7)	(34)
Total fixed income and equity securities	1,234	$3,823	$(76)	704	$3,471	$(488)	$(564)

Investment grade fixed income securities	387	$3,141	$(39)	409	$2,172	$(217)	$(256)
Below investment grade fixed income securities	44	398	(10)	199	1,230	(264)	(274)
Total fixed income securities	431	$3,539	$(49)	608	$3,402	$(481)	$(530)

As of September 30, 2013, $472 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $472 million, $348 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

As of September 30, 2013, the remaining $118 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $57 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $118 million, $58 million are related to below investment grade fixed income securities and $3 million are related to equity securities.  Of these amounts, $37 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2013.

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

As of September 30, 2013, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of September 30, 2013, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of September 30, 2013 and December 31, 2012, the carrying value of equity method limited partnerships totaled $3.66 billion and $3.52 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships for the three or nine months ended September 30, 2013 and 2012.

As of September 30, 2013 and December 31, 2012, the carrying value for cost method limited partnerships was $1.44 billion and $1.41 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had $2 million and $10 million of write-downs related to cost method limited partnerships for the three months and nine months ended September 30, 2013, respectively.  The Company had $2 million and $5 million of write-downs for the three months and nine months ended September 30, 2012, respectively.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2013.

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

($ in millions)	September 30, 2013			December 31, 2012
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$146	$--	$146	$267	$--	$267
1.0 - 1.25	700	--	700	1,208	20	1,228
1.26 - 1.50	1,042	3	1,045	1,458	46	1,504
Above 1.50	2,683	151	2,834	3,268	148	3,416
Total non-impaired mortgage loans	$4,571	$154	$4,725	$6,201	$214	$6,415

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2013	December 31, 2012
Impaired mortgage loans with a valuation allowance	$92	$147
Impaired mortgage loans without a valuation allowance	--	8
Total impaired mortgage loans	$92	$155
Valuation allowance on impaired mortgage loans	$25	$42

The average balance of impaired loans was $90 million and $214 million for the nine months ended September 30, 2013 and 2012, respectively.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$21	$48	$42	$63
Net increase (decrease) in valuation allowance	6	1	(11)	(3)
Charge offs	--	(2)	(4)	(13)
Mortgage loans classified as held for sale	(2)	--	(2)	--
Ending balance	$25	$47	$25	$47

The carrying value of past due mortgage loans is as follows:

($ in millions)	September 30, 2013	December 31, 2012
Less than 90 days past due	$--	$21
90 days or greater past due	3	4
Total past due	3	25
Current loans	4,814	6,545
Total mortgage loans	$4,817	$6,570

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

•                  Assets held for sale:  Comprise U.S. Treasury fixed income securities, short-term investments and separate account assets.  The valuation is based on the respective asset type as described above.

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

•                  Assets held for sale:  Comprise U.S. government and agencies, municipal, corporate, foreign government, ABS, RMBS and CMBS fixed income securities, and short-term investments.  The valuation is based on the respective asset type as described above.

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

•                  Assets held for sale:  Comprise municipal, corporate, ABS and CMBS fixed income securities.  The valuation is based on the respective asset type as described above.

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

•                  Liabilities held for sale:  Comprise derivatives embedded in life and annuity contracts.  The valuation is the same as described above for contractholder funds.

Assets and liabilities measured at fair value on a non-recurring basis

Mortgage loans written-down to fair value in connection with recognizing impairments are valued based on the fair value of the underlying collateral less costs to sell.  Limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments are valued using net asset values.  The carrying value of the LBL business was written-down to fair value in connection with being classified as held for sale.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2013.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2013
Assets
Fixed income securities:
U.S. government and agencies	$1,662	$1,212	$7		$2,881
Municipal	--	9,188	423		9,611
Corporate	--	38,575	1,122		39,697
Foreign government	--	1,939	--		1,939
ABS	--	3,281	140		3,421
RMBS	--	1,842	2		1,844
CMBS	--	838	37		875
Redeemable preferred stock	--	26	1		27
Total fixed income securities	1,662	56,901	1,732		60,295
Equity securities	4,000	684	128		4,812
Short-term investments	671	2,023	--		2,694
Other investments: Free-standing derivatives	--	237	6	$(26)	217
Separate account assets	4,928	--	--		4,928
Other assets	--	--	1		1
Assets held for sale	1,697	10,138	365		12,200
Total recurring basis assets	12,958	69,983	2,232	(26)	85,147
Non-recurring basis (1)	--	--	56	--	56
Total assets at fair value	$12,958	$69,983	$2,288	$(26)	$85,203
% of total assets at fair value	15.2%	82.1%	2.7%	-- %	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$(283)		$(283)
Other liabilities: Free-standing derivatives	(1)	(152)	(16)	$14	(155)
Liabilities held for sale	--	--	(249)		(249)
Total recurring basis liabilities	(1)	(152)	(548)	14	(687)
Non-recurring basis (2)	--	--	(11,282)	--	(11,282)
Total liabilities at fair value	$(1)	$(152)	$(11,830)	$14	$(11,969)
% of total liabilities at fair value	-- %	1.3%	98.8%	(0.1) %	100.0%

(1)

Includes $27 million of mortgage loans, $26 million of limited partnership interests and $3 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

(2)

Relates to LBL business held for sale (see Note 3). The total fair value measurement includes $15,577 million of assets held for sale and $(14,908) million of liabilities held for sale, less $12,200 million of assets and $(249) million of liabilities measured at fair value on a recurring basis.

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

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2013

ARS backed by student loans	$100	Discounted cash flow model	Anticipated date liquidity will return to the market	36 - 54 months	37 - 49 months

Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(205)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.72%

Liabilities held for sale – Equity-indexed and forward starting options	$(249)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.93%

December 31, 2012

ARS backed by student loans	$394	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	31 - 43 months

Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(419)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.92%

If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value.  If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of September 30, 2013 and December 31, 2012, Level 3 fair value measurements include $1.22 billion and $1.87 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $226 million and $395 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  As of September 30, 2013, Level 3 fair value measurements for assets held for sale include $345 million of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2013.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$7	$--	$--	$--	$--
Municipal	553	(6)	(1)	--	(56)
Corporate	1,383	10	1	21	(24)
ABS	288	--	15	--	(70)
RMBS	3	--	--	--	--
CMBS	41	--	1	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,276	4	16	21	(150)
Equity securities	125	--	3	--	--
Free-standing derivatives, net	(7)	(2)	--	--	--
Other assets	1	--	--	--	--
Assets held for sale	--	(1)	(8)	3	(2)
Total recurring Level 3 assets	$2,395	$1	$11	$24	$(152)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(533)	$8	$--	$--	$--
Liabilities held for sale	--	16	--	--	--
Total recurring Level 3 liabilities	$(533)	$24	$--	$--	$--

	Transfer to held for sale	Purchases/ Issues (2)	Sales	Settlements	Balance as of September 30, 2013
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$--	$7
Municipal	(51)	2	(18)	--	423
Corporate	(244)	99	(75)	(49)	1,122
ABS	(85)	--	--	(8)	140
RMBS	--	--	--	(1)	2
CMBS	(5)	--	--	--	37
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	(385)	101	(93)	(58)	1,732
Equity securities	--	--	--	--	128
Free-standing derivatives, net	--	1	--	(2)	(10) (3)
Other assets	--	--	--	--	1
Assets held for sale	385	--	(10)	(2)	365
Total recurring Level 3 assets	$--	$102	$(103)	$(62)	$2,216

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$265	$(24)	$--	$1	$(283)
Liabilities held for sale	(265)	(2)	--	2	(249)
Total recurring Level 3 liabilities	$--	$(26)	$--	$3	$(532)

___________

(1) The effect to net income totals $25 million and is reported in the Condensed Consolidated Statements of Operations as follows: $(3) million in realized capital gains and losses, $3 million in net investment income, $15 million in interest credited to contractholder funds and $10 million in life and annuity contract benefits.

(2) Represents purchases for assets and issues for liabilities.

(3) Comprises $6 million of assets and $16 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2013.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$8	$--	$--	$--	$--
Municipal	965	(34)	48	6	(62)
Corporate	1,617	31	(38)	84	(299)
ABS	251	--	30	18	(86)
RMBS	3	--	--	--	--
CMBS	52	(1)	3	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,897	(4)	43	108	(447)
Equity securities	171	2	4	--	--
Free-standing derivatives, net	(27)	20	--	--	--
Other assets	1	--	--	--	--
Assets held for sale	--	(1)	(8)	3	(2)
Total recurring Level 3 assets	$3,042	$17	$39	$111	$(449)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(553)	$77	$--	$--	$--
Liabilities held for sale	--	16	--	--	--
Total recurring Level 3 liabilities	$(553)	$93	$--	$--	$--

	Transfer to held for sale	Purchases/ Issues (2)	Sales	Settlements	Balance as of September 30, 2013
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$(1)	$7
Municipal	(51)	54	(481)	(22)	423
Corporate	(244)	459	(351)	(137)	1,122
ABS	(85)	126	(81)	(33)	140
RMBS	--	--	--	(1)	2
CMBS	(5)	6	(17)	(1)	37
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	(385)	645	(930)	(195)	1,732
Equity securities	--	--	(49)	--	128
Free-standing derivatives, net	--	2	--	(5)	(10) (3)
Other assets	--	--	--	--	1
Assets held for sale	385	--	(10)	(2)	365
Total recurring Level 3 assets	$--	$647	$(989)	$(202)	$2,216

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$265	$(74)	$--	$2	$(283)
Liabilities held for sale	(265)	(2)	--	2	(249)
Total recurring Level 3 liabilities	$--	$(76)	$--	$4	$(532)

_____________

(1) The effect to net income totals $110 million and is reported in the Condensed Consolidated Statements of Operations as follows: $(1) million in realized capital gains and losses, $15 million in net investment income, $40 million in interest credited to contractholder funds and $56 million in life and annuity contract benefits.

(2) Represents purchases for assets and issues for liabilities.

(3) Comprises $6 million of assets and $16 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$8	$--	$--	$--	$--
Municipal	1,144	(4)	14	53	--
Corporate	1,524	10	39	74	--
ABS	334	(9)	34	43	(26)
RMBS	4	--	--	--	--
CMBS	47	(1)	1	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	3,062	(4)	88	170	(26)
Equity securities	192	(3)	--	--	--
Free-standing derivatives, net	(71)	11	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$3,184	$4	$88	$170	$(26)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(707)	$160	$--	$--	$--
Total recurring Level 3 liabilities	$(707)	$160	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2012
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$--	$8
Municipal	4	(49)	--	--	1,162
Corporate	62	(120)	--	(46)	1,543
ABS	--	(151)	--	(3)	222
RMBS	--	--	--	(1)	3
CMBS	3	--	--	--	50
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	69	(320)	--	(50)	2,989
Equity securities	2	(8)	--	--	183
Free-standing derivatives, net	21	--	--	9	(30) (2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$92	$(328)	$--	$(41)	$3,143

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$(24)	$20	$(551)
Total recurring Level 3 liabilities	$--	$--	$(24)	$20	$(551)

_____________

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$8	$--
Municipal	1,332	(10)	31	53	(26)
Corporate	1,405	16	62	210	(38)
ABS	297	20	46	43	(77)
RMBS	51	--	--	--	(47)
CMBS	60	(3)	9	--	(5)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	3,146	23	148	314	(193)
Equity securities	43	(7)	6	--	--
Free-standing derivatives, net	(95)	25	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$3,095	$41	$154	$314	$(193)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(723)	$151	$--	$--	$--
Total recurring Level 3 liabilities	$(723)	$151	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2012
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$--	$8
Municipal	46	(254)	--	(10)	1,162
Corporate	193	(219)	--	(86)	1,543
ABS	74	(162)	--	(19)	222
RMBS	--	--	--	(1)	3
CMBS	5	(1)	--	(15)	50
Redeemable preferred stock	1	(1)	--	--	1
Total fixed income securities	319	(637)	--	(131)	2,989
Equity securities	164	(23)	--	--	183
Free-standing derivatives, net	27	--	--	13	(30) (2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$510	$(660)	$--	$(118)	$3,143

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$(53)	$74	$(551)
Total recurring Level 3 liabilities	$--	$--	$(53)	$74	$(551)

______________

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

There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2013.  During the nine months ended September 30, 2012, certain U.S. government securities were transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.

Transfers into Level 3 during the three months and nine months ended September 30, 2013 and 2012 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs have not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months and nine months ended September 30, 2013 and 2012 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Assets
Fixed income securities:
Municipal	$(6)	$(5)	$(22)	$(10)
Corporate	3	5	9	13
ABS	--	--	(1)	--
RMBS	--	--	(1)	(1)
CMBS	--	(1)	(1)	(2)
Total fixed income securities	(3)	(1)	(16)	--
Equity securities	--	(3)	--	(9)
Free-standing derivatives, net	(2)	(7)	14	4
Assets held for sale	(1)	--	(1)	--
Total recurring Level 3 assets	$(6)	$(11)	$(3)	$(5)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$8	$160	$77	$151
Liabilities held for sale	16	--	16	--
Total recurring Level 3 liabilities	$24	$160	$93	$151

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $18 million for the three months ended September 30, 2013 and are reported as follows: $(8) million in realized capital gains and losses, $2 million in net investment income, $14 million in interest credited to contractholder funds and $10 million in life and annuity contract benefits.  These gains and losses total $149 million for the three months ended September 30, 2012 and are reported as follows: $(17) million in realized capital gains and losses, $6 million in net investment income, $142 million in interest credited to contractholder funds and $18 million in life and annuity contract benefits.  These gains and losses total $90 million for the nine months ended September 30, 2013 and are reported as follows: $(12) million in realized capital gains and losses, $9 million in net investment income, $37 million in interest credited to contractholder funds and $56 million in life and annuity contract benefits.  These gains and losses total $146 million for the nine months ended September 30, 2012 and are reported as follows: $(20) million in realized capital gains and losses, $16 million in net investment income, $118 million in interest credited to contractholder funds and $32 million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	September 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,817	$4,987	$6,570	$6,886
Cost method limited partnerships	1,435	1,806	1,406	1,714
Bank loans	1,151	1,147	682	684
Agent loans	328	319	319	314
Assets held for sale	1,497	1,573	--	--

The fair value of mortgage loans, including those classified as assets held for sale, is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of cost method limited partnerships is determined using reported net asset values of the underlying funds.  The fair value of bank loans, which are reported in other investments or assets held for sale, is based on broker quotes from brokers familiar with the loans and current market conditions.  The fair value of agent loans, which are reported in other investments, is based on discounted cash flow calculations that use discount rates with a spread over U.S. Treasury rates.  Assumptions used in developing estimated cash flows and discount rates consider the loan’s credit and liquidity risks.  The fair value measurements for mortgage loans, cost method limited partnerships, bank loans, agent loans and assets held for sale are categorized as Level 3.

Financial liabilities

($ in millions)	September 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$15,698	$16,227	$27,014	$28,019
Long-term debt	6,217	6,545	6,057	7,141
Liability for collateral	655	655	808	808
Liabilities held for sale	7,704	7,550	--	--

The fair value of contractholder funds on investment contracts, including those classified as liabilities held for sale, is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for the Company’s own credit risk.  Deferred annuities included in contractholder funds are valued using discounted cash flow models which incorporate market value margins, which are based on the cost of holding economic capital, and the Company’s own credit risk.  Immediate annuities without life contingencies and fixed rate funding agreements are valued at the present value of future benefits using market implied interest rates which include the Company’s own credit risk.  The fair value measurements for contractholder funds on investment contracts and liabilities held for sale are categorized as Level 3.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of September 30, 2013, the Company pledged $15 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2013.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$2	$2	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	700	n/a	3	4	(1)
Interest rate cap agreements	Other investments	122	n/a	2	2	--
Equity and index contracts
Options and warrants (2)	Other investments	3	10,570	208	208	--
Foreign currency contracts
Foreign currency forwards	Other investments	355	n/a	11	12	(1)
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	101	n/a	(1)	1	(2)
Credit default swaps - selling protection	Other investments	155	n/a	2	2	--
Other contracts
Other contracts	Other assets	3	n/a	1	1	--
Subtotal		2,456	10,570	214	230	(16)
Total asset derivatives		$2,472	10,570	$216	$232	$(16)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$132	n/a	$(16)	$--	$(16)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	685	n/a	8	8	--
Interest rate cap agreements	Other liabilities & accrued expenses	234	n/a	3	3	--
Financial futures contracts	Other liabilities & accrued expenses	--	400	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	81	11,723	(126)	1	(127)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	734	n/a	(54)	--	(54)
Guaranteed withdrawal benefits	Contractholder funds	505	n/a	(19)	--	(19)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,463	n/a	(205)	--	(205)
	Liabilities held for sale	2,493	n/a	(249)	--	(249)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(5)	--	(5)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	355	n/a	(7)	--	(7)
Credit default swaps – selling protection	Other liabilities & accrued expenses	140	n/a	(15)	--	(15)
Subtotal		6,775	12,123	(669)	12	(681)
Total liability derivatives		$6,907	12,123	$(685)	$12	$(697)

Total derivatives		$9,379	22,693	$(469)

_______________

(1) Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2) In addition to the number of contracts presented in the table, the Company held 2,860 stock rights and 887,964 stock warrants.  Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2013
Asset derivatives	$34	$(16)	$(10)	$8	$(2)	$6
Liability derivatives	(40)	16	(2)	(26)	24	(2)

December 31, 2012
Asset derivatives	$66	$(35)	$(22)	$9	$(4)	$5
Liability derivatives	(70)	35	(2)	(37)	25	(12)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $3 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months and nine months ended September 30, 2013 or 2012.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
(Loss) gain recognized in OCI on derivatives during the period	$(7)	$(3)	$2	$(3)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(19)	(19)	(19)	(19)
Loss reclassified from AOCI into income (net investment income)	--	--	(1)	--
Loss reclassified from AOCI into income (realized capital gains and losses)	--	--	--	(1)

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.  For the three months and nine months ended September 30, 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2013
Interest rate contracts	$(1)	$--	$--	$--	$(1)
Equity and index contracts	(4)	--	16	10	22
Embedded derivative financial instruments	--	10	(9)	--	1
Foreign currency contracts	--	--	--	11	11
Credit default contracts	(7)	--	--	--	(7)
Other contracts	--	--	--	--	--
Total	$(12)	$10	$7	$21	$26

Nine months ended September 30, 2013
Interest rate contracts	$2	$--	$--	$--	$2
Equity and index contracts	(9)	--	63	23	77
Embedded derivative financial instruments	(1)	56	(35)	--	20
Foreign currency contracts	(4)	--	--	4	--
Credit default contracts	10	--	--	--	10
Other contracts	--	--	(3)	--	(3)
Total	$(2)	$56	$25	$27	$106

($ in millions)	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2012
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$--	$--	$--	$--	$--	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(2)	--	--	--	(2)
Equity and index contracts	--	(6)	--	19	6	19
Embedded derivative financial instruments	--	2	18	138	--	158
Foreign currency contracts	--	1	--	--	5	6
Credit default contracts	--	3	--	--	--	3
Other contracts	--	--	--	1	--	1
Total	$--	$(2)	$18	$158	$11	$185

Nine months ended September 30, 2012
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$--	$(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(1)	--	--	--	(1)
Equity and index contracts	--	(5)	--	56	15	66
Embedded derivative financial instruments	--	21	32	140	--	193
Foreign currency contracts	--	1	--	--	7	8
Credit default contracts	--	11	--	--	--	11
Other contracts	--	--	--	3	--	3
Subtotal	--	27	32	199	22	280
Total	$(1)	$27	$32	$199	$22	$279

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Gain (loss) on derivatives	Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Investments

Three months ended September 30, 2012
Net investment income	$1	$(1)

Nine months ended September 30, 2012
Net investment income	$3	$(3)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2013, counterparties pledged $14 million in cash and securities to the Company, and the Company pledged $24 million in securities to counterparties which includes $13 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $11 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2013				December 31, 2012

Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	2	$101	$1	$1	2	$29	$1	$1
A	3	32	2	--	4	2,450	13	2
A-	4	514	11	4	3	797	8	2
BBB+	1	776	4	1	1	3,617	11	--
Total	10	$1,423	$18	$6	10	$6,893	$33	$5

______________

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

($ in millions)	September 30, 2013	December 31, 2012
Gross liability fair value of contracts containing credit-risk-contingent features	$29	$65
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(14)	(31)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(13)	(25)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$2	$9

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2013
Single name
Investment grade corporate debt (1)	$--	$20	$30	$65	$--	$115	$2
Baskets
First-to-default
Municipal	--	--	100	--	--	100	(16)
Index
Investment grade corporate debt (1)	--	1	20	55	4	80	1
Total	$--	$21	$150	$120	$4	$295	$(13)

December 31, 2012
Single name
Investment grade corporate debt (1)	$5	$20	$53	$80	$10	$168	$--
Municipal	--	25	--	--	--	25	(3)
Subtotal	5	45	53	80	10	193	(3)
Baskets
First-to-default
Municipal	--	--	100	--	--	100	(26)
Index
Investment grade corporate debt (1)	--	3	79	204	14	300	2
Total	$5	$48	$232	$284	$24	$593	$(27)

______________

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

9.  Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Property-liability insurance premiums earned	$254	$272	$801	$813
Life and annuity premiums and contract charges	160	161	482	500

Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Property-liability insurance claims and claims expense	$154	$188	$596	$327
Life and annuity contract benefits	117	184	288	388
Interest credited to contractholder funds	8	7	22	21

10.  Capital Structure

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

On August 8, 2013, the Company issued $800 million of 5.75% Fixed-to-Floating Rate Subordinated Debentures due 2053.  The proceeds of this issuance were used for the repayment of certain commercial paper borrowings, to fund the repurchase of debt, for the repurchase of our common stock in open market purchases and for general corporate purposes.

During third quarter 2013, the Company repurchased principal amounts of $57 million of debt.  The Company recognized a loss on extinguishment of $9 million, pre-tax, representing the excess of the repurchase price over the principal repaid and the write-off of the unamortized debt issuance costs.

Total debt outstanding is presented in the following table.

($ in millions)	September 30, 2013	December 31, 2012
7.50% Debentures, due 2013	$--	$250
5.00% Senior Notes, due 2014 (1)	650	650
6.20% Senior Notes, due 2014 (1)	300	300
6.75% Senior Debentures, due 2018	176	250
7.45% Senior Notes, due 2019 (1)	317	700
3.15% Senior Notes, due 2023 (1)	500	--
6.125% Senior Notes, due 2032 (1)	159	250
5.35% Senior Notes due 2033 (1)	323	400
5.55% Senior Notes due 2035 (1)	555	800
5.95% Senior Notes, due 2036 (1)	386	650
6.90% Senior Debentures, due 2038	165	250
5.20% Senior Notes, due 2042 (1)	72	500
4.50% Senior Notes, due 2043 (1)	500	--
5.10% Subordinated Debentures, due 2053	500	--
5.75% Subordinated Debentures, due 2053	800	--
6.125% Junior Subordinated Debentures, due 2067	259	500
6.50% Junior Subordinated Debentures, due 2067	500	500
Synthetic lease VIE obligations, floating rates, due 2014	44	44
Federal Home Loan Bank (“FHLB”) advances, due 2018	11	13
Total long-term debt	6,217	6,057
Short-term debt (2)	--	--
Total debt	$6,217	$6,057

___________

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

Preferred stock

On June 12, 2013, the Company issued 11,500 shares of 5.625% Noncumulative Perpetual Preferred Stock, Series A, with a $1.00 par value per share and a liquidation preference of $25,000 per share, for gross proceeds of $287.5 million.  The proceeds of this issuance were used to fund the repurchase of debt and for general corporate purposes.

On September 30, 2013, the Company issued 15,400 shares of 6.75% Noncumulative Perpetual Preferred Stock, Series C, with a $1.00 par value per share and a liquidation preference of $25,000 per share, for gross proceeds of $385 million.  The proceeds of this issuance will be used for general corporate purposes, including to prefund the repayment of debt maturing in 2014.

The preferred stock ranks senior to the Company’s common stock with respect to the payment of dividends and liquidation rights.  The Company will pay dividends on the preferred stock on a noncumulative basis only when, as and if declared by the Company’s board of directors (or a duly authorized committee of the board) and to the extent that the Company has legally available funds to pay dividends.  If dividends are declared on the preferred stock, they will be payable quarterly in arrears at an annual fixed rate.  Dividends on the preferred stock are not cumulative.  Accordingly, in the event dividends are not declared on the preferred stock for payment on any dividend payment date, then those dividends will cease to be payable.  If the Company has not declared a dividend before the dividend payment date for any dividend period, the Company has no obligation to pay dividends for that dividend period, whether or not dividends are declared for any future dividend period.  No dividends may be paid or declared on the Company’s common stock and no shares of the Company’s common stock may be repurchased unless the full dividends for the latest completed dividend period on the preferred stock have been declared and paid or provided for.

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

The preferred stock is perpetual and has no maturity date.  The preferred stock is redeemable at the Company’s option in whole or in part, on or after June 15, 2018 for Series A and October 15, 2018 for Series C, at a redemption price of $25,000 per share of preferred stock, plus declared and unpaid dividends.  Prior to June 15, 2018 for Series A and October 15, 2018 for Series C, the preferred stock is redeemable at the Company’s option, in whole but not in part, within 90 days of the occurrence of certain rating agency events at a redemption price equal to $25,000 per share or, if greater, a make-whole redemption price, plus declared and unpaid dividends.

11.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $13 million and $9 million during the three months ended September 30, 2013 and 2012, respectively, and $59 million and $25 million during the nine months ended September 30, 2013 and 2012, respectively.  Restructuring and related charges in the nine months ended September 30, 2013 primarily related to the technology organization, which is fundamentally changing its organizational structure leveraging centralization, global sourcing and automation to meet contemporary business needs; the closure of a call center; and exiting the annuity business.

The following table presents changes in the restructuring liability during the nine months ended September 30, 2013.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2012	$6	$3	$9
Expense incurred	40	4	44
Adjustments to liability	(1)	—	(1)
Payments applied against liability	(21)	(4)	(25)
Balance as of September 30, 2013	$24	$3	$27

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of

September 30, 2013, the cumulative amount incurred to date for active programs totaled $110 million for employee costs and $54 million for exit costs.

12.  Guarantees and Contingent Liabilities

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective September 30, 2013, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $41 million as of September 30, 2013.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $5 million as of September 30, 2013.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2013.

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

As of September 30, 2013, the Company estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $810 million, pre-tax.  This disclosure is not an indication of expected loss, if any.  Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  The estimate does not include matters or losses for which an estimate is not possible.  Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria.  It does not represent the Company’s maximum possible loss exposure.  Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

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

Claims related proceedings

Allstate is vigorously defending a class action lawsuit in Montana state court challenging aspects of its claim handling practices in Montana.  The plaintiff alleges that the Company adjusts claims made by individuals who do not have attorneys in a manner that unfairly resulted in lower payments compared to claimants who were represented by attorneys.  In January 2012, the court certified a class of Montana claimants who were not represented by attorneys with respect to the resolution of auto accident claims.  The court certified the class to cover an indefinite period that commences in the mid-1990’s.  The certified claims include claims for declaratory judgment, injunctive relief and punitive damages in an unspecified amount.  Injunctive relief may include a claim process by which unrepresented claimants could request that their claims be readjusted.  No compensatory damages are sought on behalf of the class.  The Company appealed the order certifying the class.  In August 2013, the Montana Supreme Court affirmed in part, and reversed in part, the lower court’s order granting plaintiff’s motion for class certification and remanded the case for trial.  The Company petitioned for rehearing of the Montana Supreme Court’s decision, which the Court denied.  To date no discovery has occurred related to the potential value of the class members’ claims.  The Company has asserted various defenses with respect to the plaintiff’s claims, which have not been finally resolved.  In the Company’s judgment a loss is not probable.

Other proceedings

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999.   Although these cases have been pending for many years, they currently are in the early stages of litigation because of appellate court proceedings and threshold procedural issues.

•                  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (“EEOC I”) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (“Romero I”).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release was voidable at the option of the release signer.  The court also ordered that an agent who voided the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court reversed its prior ruling that the release was voidable and granted the Company’s motions for summary judgment, ruling that the asserted claims were barred by the release signed by most plaintiffs.  Plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit (“Third Circuit”).  In July 2009, the Third Circuit vacated the trial court’s entry of summary judgment in the Company’s favor and remanded the cases to the trial court for additional discovery, including additional discovery related to the validity of the release and waiver.  In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then all of the claims in Romero I and EEOC I are barred.  Thus, if the waiver and release is upheld, then only the claims in Romero I asserted by the small group of employee agents who did not sign the release and waiver would remain for adjudication.  In January 2010, following the remand, the cases were assigned to a new judge for further proceedings in the trial court.  Plaintiffs filed their Second Amended Complaint on July 28, 2010.  Plaintiffs seek broad but unspecified “make whole relief,” including back pay, compensatory and punitive damages, liquidated damages, lost investment capital, attorneys’ fees and costs, and equitable relief, including reinstatement to employee agent status with all attendant benefits for up to approximately 6,500 former employee agents.  Despite the length of time that these matters have been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class.  Nor have plaintiffs provided any calculations of the putative class’s alleged back pay or the alleged liquidated, compensatory or punitive damages, instead asserting that such calculations will be provided at a later stage during expert discovery.  Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination.  Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses.  Alleged damage amounts and lost benefits of the approximately 6,500 putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service.  Discovery limited to the validity of the waiver and release is closed.  The parties filed cross motions for summary judgment with respect to the validity of the waiver and release on April 8, 2013, and are awaiting the Court’s determination.  At present, no class is certified.

•                  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue (“Romero II”).  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  Romero II was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted the Company’s motion to dismiss the case.  Plaintiffs filed a notice of appeal with the Third Circuit.  In July 2009, the Third Circuit vacated the district court’s dismissal of the case and remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge.  In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then one of plaintiffs’ three claims asserted in Romero II is barred.  The Third Circuit directed the district court to consider on remand whether the other two claims asserted in Romero II are barred by the release and waiver.  In January 2010, following the remand, the case was assigned to a new judge (the same judge for the Romero I and EEOC I cases) for further proceedings in the trial court.  On April 23, 2010, plaintiffs filed their First

Amended Complaint.  Plaintiffs seek broad but unspecified “make whole” or other equitable relief, including losses of income and benefits as a result of their decision to retire from the Company between November 1, 1999 and December 31, 2000.  They also seek repeal of the challenged amendments to the Agents Pension Plan with all attendant benefits revised and recalculated for thousands of former employee agents, and attorney’s fees and costs.  Despite the length of time that this matter has been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class.  Nor have plaintiffs provided any calculations of the putative class’s alleged losses, instead asserting that such calculations will be provided at a later stage during expert discovery.  Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination.  Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses.  Alleged damage amounts and lost benefits of the putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service.  As in Romero I and EEOC I, discovery limited to issues relating to the validity of the waiver and release is closed.  The parties filed cross motions for summary judgment with respect to the validity of the waiver and release on April 8, 2013, and are awaiting the Court’s determination.  At present, class certification has not been decided.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.03 billion and $1.03 billion, net of reinsurance recoverables of $482 million and $496 million, as of September 30, 2013 and December 31, 2012, respectively.  Reserves for environmental claims were $213 million and $193 million, net of reinsurance recoverables of $60 million and $48 million, as of September 30, 2013 and December 31, 2012, respectively.  Approximately 57% and 58% of the total net asbestos and environmental reserves as of September 30, 2013 and December 31, 2012, respectively, were for incurred but not reported estimated losses.

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

13.  Income Taxes

During the third quarter of 2013, the Company settled cases involving its 2005 through 2008 federal income tax returns at the Internal Revenue Service Appeals Office.  Settlement of the examination of these tax years resulted in a $26 million decrease to the liability for unrecognized tax benefits, reducing the balance to zero.

14.  Benefit Plans

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

In connection with the amendments, the Company remeasured the pension benefit obligations effective July 15, 2013, resulting in a decrease to unrecognized pension and other postretirement benefit cost in accumulated other comprehensive income of $599 million, after-tax.  The decrease primarily reflects the new plan formula and an increase in the discount rate to 4.75% as of July 15, 2013 from 4.00% as of December 31, 2012.  The expected long-term rate of return on plan assets of 7.75% for 2013 was unchanged.  A settlement loss of $76 million, pre-tax, was recorded in net income in the Corporate and Other segment in the third quarter of 2013 as part of the remeasurement.

The Company will perform the annual remeasurement of the pension benefit obligations as of December 31, 2013.  The remeasurement may include additional settlement losses of a comparable or greater amount depending on the level of lump sum benefit payments made in the fourth quarter of 2013.

Postretirement life insurance benefit amendment

The Company provides certain life insurance benefits for eligible employees hired before January 1, 2003 when they retire.  In July 2013, the Company decided to eliminate this benefit effective January 1, 2014 for all current eligible employees and effective January 1, 2016 for all eligible retirees who retired after 1989.  In connection with the amendment, the Company remeasured the postretirement benefit obligations effective July 15, 2013, resulting in a decrease to unrecognized pension and other postretirement benefit cost in accumulated other comprehensive income of $59 million, after-tax.  The decrease primarily reflects the modified benefit applicability, partially offset by a decrease in the discount rate to 3.75% as of July 15, 2013 from 4.25% as of December 31, 2012.  A curtailment of benefits occurs because the amendment eliminates benefits for all future services for current employees.  Accordingly, a curtailment gain of $181 million, pre-tax, was recorded in net income in the Corporate and Other segment in the third quarter of 2013.

Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Pension benefits
Service cost	$32	$38	$111	$114
Interest cost	66	74	198	223
Expected return on plan assets	(100)	(98)	(293)	(295)
Amortization of:
Prior service credit	(12)	(1)	(13)	(2)
Net actuarial loss	54	45	184	134
Settlement loss	85	10	104	29
Net periodic pension cost	$125	$68	$291	$203

Postretirement benefits
Service cost	$3	$3	$10	$9
Interest cost	6	9	23	27
Amortization of:
Prior service credit	(5)	(6)	(17)	(17)
Net actuarial gain	(5)	(5)	(11)	(15)
Curtailment gain	(181)	--	(181)	--
Net periodic postretirement (credit) cost	$(182)	$1	$(176)	$4

15.  Business Segments

Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$4,483	$4,310	$13,277	$12,875
Non-standard auto	162	177	497	544
Total auto	4,645	4,487	13,774	13,419
Homeowners	1,679	1,595	4,925	4,747
Other personal lines	648	614	1,905	1,826
Allstate Protection	6,972	6,696	20,604	19,992
Discontinued Lines and Coverages	--	1	--	1
Total property-liability insurance premiums	6,972	6,697	20,604	19,993
Net investment income	309	299	993	964
Realized capital gains and losses	(26)	(16)	391	192
Total Property-Liability	7,255	6,980	21,988	21,149

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	120	117	355	347
Immediate annuities with life contingencies	6	10	22	36
Accident and health insurance	180	164	539	486
Total life and annuity premiums	306	291	916	869
Interest-sensitive life insurance	272	267	813	790
Fixed annuities	6	5	13	16
Total contract charges	278	272	826	806
Total life and annuity premiums and contract charges	584	563	1,742	1,675
Net investment income	633	632	1,901	1,982
Realized capital gains and losses	(16)	(56)	60	(69)
Total Allstate Financial	1,201	1,139	3,703	3,588

Corporate and Other
Service fees	3	1	6	3
Net investment income	8	9	23	31
Realized capital gains and losses	1	--	1	--
Total Corporate and Other before reclassification of service fees	12	10	30	34
Reclassification of service fees (1)	(3)	(1)	(6)	(3)
Total Corporate and Other	9	9	24	31
Consolidated revenues	$8,465	$8,128	$25,715	$24,768

(1)    For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$831	$701	$1,566	$1,365
Discontinued Lines and Coverages	(134)	(42)	(142)	(49)
Total underwriting income	697	659	1,424	1,316
Net investment income	309	299	993	964
Income tax expense on operations	(333)	(308)	(780)	(717)
Realized capital gains and losses, after-tax	(17)	(11)	253	125
Loss on disposition of operations, after-tax	--	--	(1)	--
Property-Liability net income available to common shareholders	656	639	1,889	1,688

Allstate Financial
Life and annuity premiums and contract charges	584	563	1,742	1,675
Net investment income	633	632	1,901	1,982
Periodic settlements and accruals on non-hedge derivative instruments	2	15	17	45
Contract benefits and interest credited to contractholder funds	(800)	(810)	(2,380)	(2,441)
Operating costs and expenses and amortization of deferred policy acquisition costs	(241)	(264)	(670)	(703)
Restructuring and related charges	(4)	--	(7)	--
Income tax expense on operations	(47)	(39)	(175)	(173)
Operating income	127	97	428	385
Realized capital gains and losses, after-tax	(12)	(36)	37	(45)
Valuation changes on embedded derivatives that are not hedged, after-tax	(10)	97	(13)	88
DAC and DSI accretion (amortization) related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	1	(28)	(2)	(38)
DAC and DSI unlocking related to realized capital gains and losses, after-tax	7	4	7	4
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(1)	(9)	(11)	(29)
(Loss) gain on disposition of operations, after-tax	(472)	6	(470)	10
Allstate Financial net (loss) income available to common shareholders	(360)	131	(24)	375

Corporate and Other
Service fees (1)	3	1	6	3
Net investment income	8	9	23	31
Operating costs and expenses (1)	(162)	(91)	(366)	(286)
Income tax benefit on operations	58	34	130	101
Preferred stock dividends	(6)	--	(6)	--
Operating loss	(99)	(47)	(213)	(151)
Realized capital gains and losses, after-tax	1	--	1	--
Loss on extinguishment of debt, after-tax	(6)	--	(318)	--
Postretirement benefits curtailment gain, after-tax	118	--	118	--
Corporate and Other net income (loss) available to common shareholders	14	(47)	(412)	(151)
Consolidated net income available to common shareholders	$310	$723	$1,453	$1,912

(1)    For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

16.  Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2013			2012
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$68	$(23)	$45	$1,177	$(412)	$765
Less: reclassification adjustment of realized capital gains and losses	(28)	10	(18)	(70)	25	(45)
Unrealized net capital gains and losses	96	(33)	63	1,247	(437)	810

Unrecognized pension and other postretirement benefit cost arising during the period	934	(327)	607	(13)	5	(8)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(117)	40	(77)	(43)	15	(28)
Unrecognized pension and other postretirement benefit cost	1,051	(367)	684	30	(10)	20

Unrealized foreign currency translation adjustments	20	(7)	13	19	(7)	12
Other comprehensive income	$1,167	$(407)	760	$1,296	$(454)	842
Net income			316			723
Comprehensive income			$1,076			$1,565

($ in millions)	Nine months ended September 30,
	2013			2012
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,285)	$450	$(835)	$2,337	$(816)	$1,521
Less: reclassification adjustment of realized capital gains and losses	438	(153)	285	63	(22)	41
Unrealized net capital gains and losses	(1,723)	603	(1,120)	2,274	(794)	1,480

Unrecognized pension and other postretirement benefit cost arising during the period	943	(329)	614	(33)	13	(20)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(247)	86	(161)	(129)	45	(84)
Unrecognized pension and other postretirement benefit cost	1,190	(415)	775	96	(32)	64

Unrealized foreign currency translation adjustments	(31)	11	(20)	22	(8)	14
Other comprehensive (loss) income	$(564)	$199	(365)	$2,392	$(834)	1,558
Net income			1,459			1,912
Comprehensive income			$1,094			$3,470

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

October 30, 2013

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

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

•      proactively manage investments; and

•      reduce our cost structure.

HIGHLIGHTS

•      Consolidated net income available to common shareholders was $310 million in the third quarter of 2013 compared to $723 million in the third quarter of 2012, and $1.45 billion in the first nine months of 2013 compared to $1.91 billion in the first nine months of 2012.  Net income available to common shareholders per diluted common share was $0.66 in the third quarter of 2013 compared to $1.48 in the third quarter of 2012, and $3.07 in the first nine months of 2013 compared to $3.86 in the first nine months of 2012.

•      Property-Liability net income available to common shareholders was $656 million in the third quarter of 2013 compared to $639 million in the third quarter of 2012, and $1.89 billion in the first nine months of 2013 compared to $1.69 billion in the first nine months of 2012.

•      The Property-Liability combined ratio was 90.0 in the third quarter of 2013 compared to 90.2 in the third quarter of 2012 and 93.1 in the first nine months of 2013 compared to 93.4 in the first nine months of 2012.

•      Allstate Financial net loss available to common shareholders was $360 million in the third quarter of 2013 and $24 million in the first nine months of 2013 compared to net income available to common shareholders of $131 million in the third quarter of 2012 and $375 million in the first nine months of 2012.

•      On July 17, 2013, we entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business for $600 million subject to certain adjustments as of the closing date.  The estimated loss on disposition of $475 million, after-tax, was recorded in third quarter 2013.

•      Total revenues were $8.47 billion in the third quarter of 2013 compared to $8.13 billion in the third quarter of 2012, and $25.72 billion in the first nine months of 2013 compared to $24.77 billion in the first nine months of 2012.

•      Property-Liability premiums earned totaled $6.97 billion in the third quarter of 2013, an increase of 4.1% from $6.70 billion in the third quarter of 2012, and $20.60 billion in the first nine months of 2013, an increase of 3.1% from $19.99 billion in the first nine months of 2012.

•      Investments totaled $80.48 billion as of September 30, 2013, decreasing from $97.28 billion as of December 31, 2012.  Investments classified as held for sale totaled $12.24 billion as of September 30, 2013.  Net investment income was $950 million in the third quarter 2013, an increase of 1.1% from $940 million in the third quarter of 2012, and $2.92 billion in the first nine months of 2013, a decrease of 2.0% from $2.98 billion in the first nine months of 2012.

•      Net realized capital losses were $41 million in the third quarter of 2013 compared to $72 million in the third quarter of 2012, and net realized capital gains were $452 million in the first nine months of 2013 compared to $123 million in the first nine months of 2012.

•      On August 8, 2013, we issued $800 million of 5.75% Fixed-to-Floating Rate Subordinated Debentures due 2053.

•      On September 30, 2013, we issued 15,400 shares of 6.75% Noncumulative Perpetual Preferred Stock for gross proceeds of $385 million.

•      Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $43.49 as of September 30, 2013, an increase of 2.0% from $42.64 as of September 30, 2012 and an increase of 2.6% from $42.39 as of December 31, 2012.

•      For the twelve months ended September 30, 2013, return on the average of beginning and ending period common shareholders’ equity was 9.0%, a decrease of 4.6 points from 13.6% for the twelve months ended September 30, 2012.

•      As of September 30, 2013, shareholders’ equity was $20.78 billion.  This total included $2.83 billion in deployable assets at the parent holding company level.

•      In July 2013, we announced changes to our employee pension and other postretirement benefit offerings.  The pension and other postretirement benefit obligations were remeasured in third quarter 2013 resulting in a net $69 million increase to net income and a $658 million increase to accumulated other comprehensive income.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Property-liability insurance premiums	$6,972	$6,697	$20,604	$19,993
Life and annuity premiums and contract charges	584	563	1,742	1,675
Net investment income	950	940	2,917	2,977
Realized capital gains and losses:
Total other-than-temporary impairment losses	(96)	(39)	(178)	(195)
Portion of loss recognized in other comprehensive income	8	(7)	(7)	16
Net other-than-temporary impairment losses recognized in earnings	(88)	(46)	(185)	(179)
Sales and other realized capital gains and losses	47	(26)	637	302
Total realized capital gains and losses	(41)	(72)	452	123
Total revenues	8,465	8,128	25,715	24,768

Costs and expenses
Property-liability insurance claims and claims expense	(4,427)	(4,293)	(13,628)	(13,442)
Life and annuity contract benefits	(498)	(453)	(1,427)	(1,354)
Interest credited to contractholder funds	(317)	(215)	(973)	(959)
Amortization of deferred policy acquisition costs	(1,026)	(1,016)	(2,933)	(2,937)
Operating costs and expenses	(937)	(1,010)	(3,129)	(3,023)
Restructuring and related charges	(13)	(9)	(59)	(25)
Loss on extinguishment of debt	(9)	--	(489)	--
Interest expense	(83)	(93)	(280)	(281)
Total costs and expenses	(7,310)	(7,089)	(22,918)	(22,021)

(Loss) gain on disposition of operations	(646)	9	(644)	15
Income tax expense	(193)	(325)	(694)	(850)
Net income	316	723	1,459	1,912

Preferred stock dividends	(6)	--	(6)	--
Net income available to common shareholders	$310	$723	$1,453	$1,912

Property-Liability	$656	$639	$1,889	$1,688
Allstate Financial	(360)	131	(24)	375
Corporate and Other	14	(47)	(412)	(151)
Net income available to common shareholders	$310	$723	$1,453	$1,912

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

The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of September 30, 2013 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum.  Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, and institutional products totaling $6.28 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds

Annuities with annual crediting rate resets	2.91%	2.92%	$ 6,775
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.18	4.17	1,292
Resettable after 12 months	1.22	3.46	2,593
Interest-sensitive life insurance	4.02	4.17	7,539

___________

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

For the Allstate Financial Segment, we expect approximately 5.6% of the amortized cost of fixed income securities not subject to prepayment and approximately 12.3% of commercial mortgage loans to mature through 2014.  Allstate Financial has $25.98 billion of such fixed income securities and $4.39 billion of such commercial mortgage loans as of September 30, 2013.  Additionally, for asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $1.21 billion in the first nine months of 2013.  To the extent portfolio cash flows are reinvested, the average pre-tax investment yield of 5.1% is expected to decline due to lower market yields.

For the Property-Liability segment, we expect approximately 5.8% of the amortized cost of fixed income securities not subject to prepayment to mature through 2014.  Property-Liability has $24.91 billion of such assets as of September 30, 2013.  Additionally, for ABS, RMBS and CMBS securities that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $408 million in the first nine months of 2013.  We have been shortening the maturity profile of the fixed income securities in this segment to make the portfolio less sensitive to a future rise in interest rates.  This approach to reducing interest rate risk results in realized capital gains, but will contribute to lower portfolio yields as sales proceeds are invested at lower market yields.  The average pre-tax investment yield of 3.9% is expected to decline due to reinvesting at lower market yields.

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

PROPERTY-LIABILITY HIGHLIGHTS

•      Property-Liability net income available to common shareholders was $656 million in the third quarter of 2013 compared to $639 million in the third quarter of 2012, and $1.89 billion in the first nine months of 2013 compared to $1.69 billion in the first nine months of 2012.

•      Property-Liability premiums written totaled $7.44 billion in the third quarter of 2013, an increase of 5.3% from $7.06 billion in the third quarter of 2012, and $21.21 billion in the first nine months of 2013, an increase of 4.0% from $20.39 billion in the first nine months of 2012.

•      The Property-Liability loss ratio was 63.5 in the third quarter of 2013 compared to 64.1 in the third quarter of 2012, and 66.1 in the first nine months of 2013 compared to 67.2 in the first nine months of 2012.

•      Catastrophe losses were $128 million in the third quarter of 2013 compared to $206 million in the third quarter of 2012, and $1.13 billion in the first nine months of 2013 compared to $1.28 billion in the first nine months of 2012.

•      Allstate Protection prior year reserve reestimates totaled $101 million favorable in the third quarter of 2013 compared to $191 million favorable in the third quarter of 2012, and $200 million favorable in the first nine months of 2013 compared to $559 million favorable in the first nine months of 2012.

•      Our 2013 annual Discontinued Lines and Coverages reserve review resulted in a $74 million unfavorable reestimate of asbestos reserves, a $30 million unfavorable reestimate of environmental reserves and a $30 million unfavorable reestimate of other exposure reserves, partially offset by a $1 million decrease in our allowance for future uncollectable reinsurance in the third quarter of 2013 compared to $26 million unfavorable reestimate of asbestos reserves, a $22 million unfavorable reestimate of environmental reserves and a $5 million unfavorable reestimate of other exposure reserves, partially offset by a $14 million decrease in our allowance for future uncollectable reinsurance in the third quarter of 2012.

•      Property-Liability underwriting income was $697 million in the third quarter of 2013 compared to $659 million in the third quarter of 2012, and $1.42 billion in the first nine months of 2013 compared to $1.32 billion in the first nine months of 2012.  Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•      Property-Liability investments were $38.19 billion as of September 30, 2013, a decrease of 0.1% from $38.22 billion as of December 31, 2012.  Net investment income was $309 million in the third quarter of 2013, an increase of 3.3% from $299 million in the third quarter of 2012, and $993 million in the first nine months of 2013, an increase of 3.0% from $964 million in the first nine months of 2012.

•      Net realized capital losses were $26 million in the third quarter of 2013 compared to $16 million in the third quarter of 2012, and net realized capital gains were $391 million in the first nine months of 2013 compared to $192 million in the first nine months of 2012.

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

($ in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Premiums written	$7,438	$7,063	$21,214	$20,390

Revenues
Premiums earned	$6,972	$6,697	$20,604	$19,993
Net investment income	309	299	993	964
Realized capital gains and losses	(26)	(16)	391	192
Total revenues	7,255	6,980	21,988	21,149

Costs and expenses
Claims and claims expense	(4,427)	(4,293)	(13,628)	(13,442)
Amortization of DAC	(929)	(870)	(2,690)	(2,613)
Operating costs and expenses	(910)	(866)	(2,810)	(2,597)
Restructuring and related charges	(9)	(9)	(52)	(25)
Total costs and expenses	(6,275)	(6,038)	(19,180)	(18,677)

Loss on disposition of operations	--	--	(1)	--
Income tax expense	(324)	(303)	(918)	(784)
Net income available to common shareholders	$656	$639	$1,889	$1,688

Underwriting income	$697	$659	$1,424	$1,316
Net investment income	309	299	993	964
Income tax expense on operations	(333)	(308)	(780)	(717)
Realized capital gains and losses, after-tax	(17)	(11)	253	125
Loss on disposition of operations, after-tax	--	--	(1)	--
Net income available to common shareholders	$656	$639	$1,889	$1,688

Catastrophe losses (1)	$128	$206	$1,134	$1,284

GAAP operating ratios
Claims and claims expense ratio	63.5	64.1	66.1	67.2
Expense ratio	26.5	26.1	27.0	26.2
Combined ratio	90.0	90.2	93.1	93.4
Effect of catastrophe losses on combined ratio (1)	1.8	3.1	5.5	6.4
Effect of prior year reserve reestimates on combined ratio (1) (2)	0.5	(2.2)	(0.3)	(2.6)
Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio	0.3	0.4	0.3	0.5
Effect of restructuring and related charges on combined ratio	0.1	0.1	0.3	0.1
Effect of Discontinued Lines and Coverages on combined ratio	1.9	0.7	0.7	0.2

_______________

(1) Prior year reserve reestimates included in catastrophe losses totaled $34 million and $84 million favorable in the three months and nine months ended September 30, 2013, respectively, compared to $76 million and $330 million favorable in the three months and nine months ended September 30, 2012, respectively.

(2) Includes both Allstate Protection and Discontinued Lines and Coverages prior year reserve reestimates.

Premiums written is the amount of premiums charged for policies issued during a fiscal period.  Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period.  The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Premiums written:
Allstate Protection	$7,438	$7,064	$21,214	$20,390
Discontinued Lines and Coverages	--	(1)	--	--
Property-Liability premiums written	7,438	7,063	21,214	20,390
Increase in unearned premiums	(518)	(411)	(656)	(442)
Other	52	45	46	45
Property-Liability premiums earned	$6,972	$6,697	$20,604	$19,993

Premiums earned:
Allstate Protection	$6,972	$6,696	$20,604	$19,992
Discontinued Lines and Coverages	--	1	--	1
Property-Liability	$6,972	$6,697	$20,604	$19,993

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Standard auto	$4,119	$3,988	$172	$163	$357	$282	$4,648	$4,433
Non-standard auto	161	176	--	--	--	--	161	176
Homeowners	1,779	1,686	129	108	--	--	1,908	1,794
Other personal lines (1)	692	635	28	26	1	--	721	661
Total	$6,751	$6,485	$329	$297	$358	$282	$7,438	$7,064

	Nine months ended September 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Standard auto	$12,114	$11,828	$486	$465	$993	$768	$13,593	$13,061
Non-standard auto	491	539	--	--	--	--	491	539
Homeowners	4,740	4,583	346	297	--	--	5,086	4,880
Other personal lines (1)	1,963	1,837	79	73	2	--	2,044	1,910
Total	$19,308	$18,787	$911	$835	$995	$768	$21,214	$20,390

_____________

(1) Other personal lines include commercial, renters, condominium, involuntary auto and other personal lines.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Standard auto	$4,003	$3,910	$158	$152	$322	$248	$4,483	$4,310
Non-standard auto	162	177	--	--	--	--	162	177
Homeowners	1,568	1,499	111	96	--	--	1,679	1,595
Other personal lines	622	591	26	23	--	--	648	614
Total	$6,355	$6,177	$295	$271	$322	$248	$6,972	$6,696

	Nine months ended September 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Standard auto	$11,895	$11,716	$471	$456	$911	$703	$13,277	$12,875
Non-standard auto	497	544	--	--	--	--	497	544
Homeowners	4,609	4,466	316	281	--	--	4,925	4,747
Other personal lines	1,829	1,757	75	69	1	--	1,905	1,826
Total	$18,830	$18,483	$862	$806	$912	$703	$20,604	$19,992

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

Standard auto premiums written totaled $4.65 billion in the third quarter of 2013, a 4.8% increase from $4.43 billion in the third quarter of 2012, and $13.59 billion in the first nine months of 2013, a 4.1% increase from $13.06 billion in the first nine months of 2012.

	Allstate brand		Encompass brand		Esurance brand
Standard auto	2013	2012	2013	2012	2013	2012
Three months ended September 30,
PIF (thousands)	17,015	16,941	742	697	1,254	962
Average premium-gross written (1)	$459	$450	$901	$912	$480	$485
Renewal ratio (%)	89.7	89.0	79.4	77.0	79.9	79.7
Approved rate changes (2):
# of states	10	13	9	3	14	7
Countrywide (%) (3)	0.7	0.3	1.4	0.7	1.1	1.2
State specific (%) (4) (5)	3.1	1.8	5.7	4.5	5.2	4.2

Nine months ended September 30,
PIF (thousands)	17,015	16,941	742	697	1,254	962
Average premium-gross written (1)	$458	$448	$901	$914	$485	$496
Renewal ratio (%)	89.6	88.9	78.6	74.7	80.9	80.6
Approved rate changes (2):
# of states	25	34	23	18	30	28
Countrywide (%) (3)	1.1	2.3	3.8	2.4	3.7	2.4
State specific (%) (4) (5)	2.3	4.2	5.5	4.2	5.0	3.8

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

(5) Based on historical premiums written in those states, rate changes approved for standard auto totaled $131 million and $225 million in the three months and nine months ended September 30, 2013, respectively, compared to $62 million and $384 million in the three months and nine months ended September 30, 2012, respectively.

Allstate brand standard auto premiums written totaled $4.12 billion in the third quarter of 2013, a 3.3% increase from $3.99 billion in the third quarter of 2012, and $12.11 billion in the first nine months of 2013, a 2.4% increase from $11.83 billion in the first nine months of 2012.  Excluding Florida and New York, Allstate brand standard auto premiums written totaled $3.37 billion in the third quarter of 2013, a 4.3% increase from $3.23 billion in the third quarter of 2012, and $9.88 billion in the first nine months of 2013, a 3.5% increase from $9.55 billion in the first nine months of 2012.  Factors impacting premiums written were the following:

–                 0.4% increase in PIF as of September 30, 2013 compared to September 30, 2012, and a 0.5% increase compared to December 31, 2012.  Excluding Florida and New York, PIF increased 0.6% as of September 30, 2013 compared to September 30, 2012.

–                 22.4% increase in new issued applications to 563 thousand in the third quarter of 2013 from 460 thousand in the third quarter of 2012, and 15.1% increase to 1,589 thousand in the first nine months of 2013 from 1,381 thousand in the first nine months of 2012.  Excluding Florida and New York, new issued applications increased 23.0% to 498 thousand in the third quarter of 2013 from 405 thousand in the third quarter of 2012, and increased 14.9% to 1,402 thousand in the first nine months of 2013 from 1,220 thousand in the first nine months of 2012.  New issued applications increased in 41 and 40 states in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.

–                 2.0% and 2.2% increase in average gross premium in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.

–                 0.7 point increase in the renewal ratio in both the third quarter and first nine months of 2013 compared to the same periods of 2012.  In the third quarter and first nine months of 2013, 33 and 34 states, including Florida and New York, respectively, had favorable comparisons to the same periods of 2012.

We remain committed to maintaining appropriate margins in our auto business and at the same time are taking strategic actions to grow the business.  As a result, in addition to demonstrating continued success in maintaining consistent profitability, we grew PIF year-over-year in the third quarter of 2013 for the first time in several years driven by several factors including:

–                 Continued enhancement of pricing methodologies.

–                 Expanded homeowners availability, which improves our value proposition for those customers who prefer to bundle their insurance needs.

–                 Re-engagement of the agency force and growing agency footprint.

–                 Introduction of innovative products and services such as Drivewise® to improve the customer experience.  Drivewise enables participating customers to be eligible for discounts based on driving performance.  Currently available in 22 states with 8 more due to rollout before year-end.  Approximately 30% of new auto customers sign up for Drivewise where available.  Of customers actively participating in the program, more than 70 percent receive a discount.

Beginning February 2013, Allstate brand customers are immediately assigned an Allstate agency relationship at the time of purchase.  The majority of Allstate brand customers who purchased their policies directly through call centers and the internet prior to February 2013 were assigned an Allstate exclusive agency relationship in the second quarter of 2013.

Encompass brand standard auto premiums written totaled $172 million in the third quarter of 2013, a 5.5% increase from $163 million in the third quarter of 2012, and $486 million in the first nine months of 2013, an increase of 4.5% from $465 million in the first nine months of 2012.  Excluding Florida, Encompass brand standard auto premiums written totaled $172 million in the third quarter of 2013, a 9.6% increase from $157 million in the third quarter of 2012, and $485 million in the first nine months of 2013, a 8.0% increase from $449 million in the first nine months of 2012.  The increase was primarily due to a 6.5% increase in PIF as of September 30, 2013 compared to September 30, 2012 and actions taken to enhance our highly differentiated package policy.  New issued applications increased 16.2% to 43 thousand in the third quarter of 2013 from 37 thousand in the third quarter of 2012, and increased 13.3% to 119 thousand in the first nine months of 2013 from 105 thousand in the first nine months of 2012.  The renewal ratio increased 2.4 points and 3.9 points in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.

Esurance brand standard auto premiums written totaled $357 million in the third quarter of 2013, a 26.6% increase from $282 million in the third quarter of 2012, and $993 million in the first nine months of 2013, a 29.3% increase from $768 million in the first nine months of 2012.  The increase was primarily due to a 30.4% increase in PIF as of September 30, 2013 compared to September 30, 2012.  New issued applications increased 9.3% to 188 thousand in the third quarter of 2013 from 172 thousand in the third quarter of 2012, and 32.7% to 585 thousand in the first nine months of 2013 from 441 thousand in the first nine months of 2012.  Growth in new issued applications was driven by increased advertising, which resulted in an increase in quotes.  Our conversion rate was comparable to the prior period.  The renewal ratio increased 0.2 points and 0.3 points in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.

Non-standard auto premiums written totaled $161 million in the third quarter of 2013, a 8.5% decrease from $176 million in the third quarter of 2012, and $491 million in the first nine months of 2013, a 8.9% decrease from $539 million in the first nine months of 2012.  The decrease in both periods were primarily due to a decrease in PIF due to fewer policies available to renew and a 1.0% decrease in new issued applications to 191 thousand in the first nine months of 2013 from 193 thousand in the first nine months of 2012, partially offset by increases in average gross premium in both periods and an increase in the renewal ratio in the first nine months of 2013.  New issued applications increased 7.1% to 60 thousand in the third quarter of 2013 from 56 thousand in the third quarter of 2012.

Allstate brand	Three months ended September 30,		Nine months ended September 30,
Non-standard auto	2013	2012	2013	2012
PIF (thousands)	479	528	479	528
Average premium-gross written (6 months)	$601	$596	$603	$598
Renewal ratio (%) (6 months)	70.0	70.1	70.6	70.1
Approved rate changes:
# of states	3	4	7	8
Countrywide (%)	0.3	0.2	0.4	0.8
State specific (%) (1)	4.8	5.8	4.2	3.8

______________

(1) Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $2 million and $3 million in the three months and nine months ended September 30, 2013, respectively, compared to $1 million and $5 million in the three months and nine months ended September 30, 2012, respectively.

Homeowners premiums written totaled $1.91 billion in the third quarter of 2013, a 6.4% increase from $1.79 billion in the third quarter of 2012, and $5.09 billion in the first nine months of 2013, a 4.2% increase from $4.88 billion in the first nine months of 2012.  Excluding the cost of catastrophe reinsurance, premiums written increased 4.9% and 3.3% in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.

	Allstate brand		Encompass brand
Homeowners	2013	2012	2013	2012
Three months ended September 30,
PIF (thousands)	5,828	6,042	350	320
Average premium-gross written (12 months)	$1,132	$1,096	$1,390	$1,323
Renewal ratio (%) (12 months)	87.8	87.2	87.4	84.5
Approved rate changes (1):
# of states	3	10	11	5	(3)
Countrywide (%)	0.3	0.8	1.4	0.3
State specific (%) (2)	6.8	7.3	6.9	2.5

Nine months ended September 30,
PIF (thousands)	5,828	6,042	350	320
Average premium-gross written (12 months)	$1,124	$1,081	$1,368	$1,311
Renewal ratio (%) (12 months)	87.4	87.2	86.7	82.3
Approved rate changes (1):
# of states	25	28	26	19	(3)
Countrywide (%)	2.1	4.0	4.7	3.0
State specific (%) (2)	5.4	8.9	6.4	5.1

_______________

(1) Includes rate changes approved based on our net cost of reinsurance.

(2) Based on historical premiums written in those states, rate changes approved for homeowners totaled $22 million and $150 million in the three months and nine months ended September 30, 2013, respectively, compared to $48 million and $257 million in the three months and nine months ended September 30, 2012, respectively.

(3)    Includes Washington D.C.

Allstate brand homeowners premiums written totaled $1.78 billion in the third quarter of 2013, a 5.5% increase from $1.69 billion in the third quarter of 2012, and $4.74 billion in the first nine months of 2013, a 3.4% increase from $4.58 billion in the first nine months of 2012.  Factors impacting premiums written were the following:

–                 3.5% decrease in PIF as of September 30, 2013 compared to September 30, 2012 due to fewer policies available to renew, and a 2.4% decrease compared to December 31, 2012

–                 45.7% increase in new issued applications to 169 thousand in the third quarter of 2013 from 116 thousand in the third quarter of 2012, and 31.8% increase to 439 thousand in the first nine months of 2013 from 333 thousand in the first nine months of 2012.  New issued applications increased in 47 and 44 states in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.

–                 3.3% and 4.0% increase in average gross premium in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012 primarily due to rate changes

–                 0.6 point and 0.2 point increase in the renewal ratio in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.  In the third quarter and first nine months of 2013, 28 and 19 states, including Florida and New York, respectively, had favorable comparisons to the same periods of 2012.

–                 $21 million decrease in the cost of our catastrophe reinsurance program to $96 million in the third quarter of 2013 from $117 million in the third quarter of 2012, and $31 million decrease to $327 million in the first nine months of 2013 from $358 million in the first nine months of 2012

Our primary focus continues to be on improving returns in our homeowners business which is progressing as expected. The rate of PIF decline continues to moderate due to several factors including:

–                 Selectively entering areas previously closed to new business where we believe we will earn an appropriate return for the risk.

–                 Continued rollout of our Allstate House and Home product which provides options of coverage for roof damage including graduated coverage and pricing based on roof type and age.  House and Home has been rolled out in 27 states, making it available to approximately 60% of the U.S. population as of September 30, 2013.  States with House and Home show new business growth greater than the countrywide average.

–                 A decreased need for profitability improvement actions which has helped retention return to more normal levels.

Encompass brand homeowners premiums written totaled $129 million in the third quarter of 2013, a 19.4% increase from $108 million in the third quarter of 2012, and $346 million in the first nine months of 2013, a 16.5% increase from $297 million in the first nine months of 2012.  The increase was primarily due to a 9.4% increase in PIF as of September 30, 2013 compared to September 30, 2012 and actions taken to enhance our highly differentiated package policy.  New issued applications increased 15.8% to 22 thousand in the third quarter of 2013 from 19 thousand in the third quarter of 2012, and increased 17.3% to 61 thousand in the first nine months of 2013 from 52 thousand in the first nine months of 2012.  The renewal ratio increased 2.9 points and 4.4 points in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.

Other personal lines Allstate brand other personal lines premiums written totaled $692 million in the third quarter of 2013, a 9.0% increase from $635 million in the third quarter of 2012, and $1.96 billion in the first nine months of 2013, a 6.9% increase from $1.84 billion in the first nine months of 2012.  Allstate brand other personal lines includes Emerging Businesses other personal lines (landlord, renters, condominium, other property, Allstate Roadside Services and Allstate Dealer Services) for which premiums written increased 12.3% to $557 million in the third quarter of 2013 from $496 million in the third quarter of 2012, and increased 9.8% to $1.54 billion in the first nine months of 2013 from $1.41 billion in the first nine months of 2012.

Underwriting results are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Premiums written	$7,438	$7,064	$21,214	$20,390
Premiums earned	$6,972	$6,696	$20,604	$19,992
Claims and claims expense	(4,292)	(4,251)	(13,487)	(13,395)
Amortization of DAC	(929)	(870)	(2,690)	(2,613)
Other costs and expenses	(911)	(865)	(2,809)	(2,594)
Restructuring and related charges	(9)	(9)	(52)	(25)
Underwriting income	$831	$701	$1,566	$1,365
Catastrophe losses	$128	$206	$1,134	$1,284

Underwriting income (loss) by line of business
Standard auto	$150	$256	$456	$493
Non-standard auto	35	33	79	79
Homeowners	558	416	866	652
Other personal lines	88	(4)	165	141
Underwriting income	$831	$701	$1,566	$1,365

Underwriting income (loss) by brand
Allstate brand	$866	$746	$1,722	$1,514
Encompass brand	19	1	6	(3)
Esurance brand	(54)	(46)	(162)	(146)
Underwriting income	$831	$701	$1,566	$1,365

Allstate Protection had underwriting income of $831 million in the third quarter of 2013 compared to $701 million in the third quarter of 2012, and $1.57 billion in the first nine months of 2013 compared to $1.37 billion in the first nine months of 2012.  The increases in both periods were primarily due to an increase in underwriting income in homeowners and other personal lines, partially offset by a decrease in underwriting income in standard auto.  Homeowners underwriting income was $558 million in the third quarter of 2013 compared to $416 million in the third quarter of 2012, primarily due to increased premiums earned, decreased loss costs and decreased catastrophe losses, partially offset by higher expenses and lower favorable reserve reestimates.  Homeowners underwriting income was $866 million in the first nine months of 2013 compared to $652 million in the first nine months of 2012, primarily due to decreased loss costs, increased premiums earned and decreased catastrophe losses, partially offset by unfavorable reserve reestimates and higher expenses.  Other personal lines underwriting income was $88 million in the third quarter of 2013 compared to an underwriting loss of $4 million in the third quarter of 2012, primarily due to increased premiums earned, decreased loss costs, decreased catastrophe losses and favorable reserve reestimates.  Other personal lines underwriting income was $165 million in the first nine months of 2013 compared to $141 million in the first nine months of 2012, primarily due to increased premiums earned, decreased loss costs and decreased catastrophe losses, partially offset by higher expenses and lower favorable reserve reestimates.  Standard auto underwriting income was $150 million in the third quarter of 2013 compared to $256 million in the third quarter of 2012, primarily due to higher incurred losses, lower favorable reserve reestimates and higher expenses, partially offset by increased premiums earned and decreased catastrophe losses.  Standard auto underwriting income was $456 million in the first nine months of 2013 compared to $493 million in the first nine months of 2012, primarily due to higher incurred losses, higher expenses and lower favorable reserve reestimates, partially offset by increased premiums earned and decreased catastrophe losses including favorable Sandy reserve reestimates.

Catastrophe losses were $128 million and $1.13 billion in the third quarter and first nine months of 2013, respectively, compared to $206 million and $1.28 billion in the third quarter and first nine months of 2012, respectively.

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

Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended September 30, 2013
	Number of events		Claims and claims expense			Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
$101 million to $250 million	--	--%	$--		--%	--	$--
$50 million to $100 million	1	3.8	56		43.8	0.8	56
Less than $50 million	25	96.2	140		109.4	2.0	6
Total	26	100.0%	196		153.2	2.8	8
Prior year reserve reestimates			(34)	(1)	(26.6)	(0.5)
Prior quarter reserve reestimates			(34)		(26.6)	(0.5)
Total catastrophe losses			$128		100.0%	1.8

	Nine months ended September 30, 2013
	Number of events		Claims and claims expense			Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
$101 million to $250 million	2	3.3%	$300		26.5%	1.4	$150
$50 million to $100 million	5	8.2	389		34.3	1.9	78
Less than $50 million	54	88.5	529		46.6	2.6	10
Total	61	100.0%	1,218		107.4	5.9	20
Prior year reserve reestimates			(84)	(1)	(7.4)	(0.4)
Total catastrophe losses			$1,134		100.0%	5.5

_______________

(1) Reserve reestimates related to Sandy in the three months ended September 30, 2013 totaled $2 million favorable, including $8 million unfavorable for auto, $8 million favorable for homeowners and $2 million favorable for other personal lines.  Reserve reestimates related to Sandy in the first nine months ended September 30, 2013 totaled $41 million favorable, including $42 million favorable for auto, $16 million unfavorable for homeowners and $15 million favorable for other personal lines.

Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended September 30,				Nine months ended September 30,
	2013	Number of events	2012	Number of events	2013	Number of events	2012	Number of events
Hurricanes/Tropical storms	$--	--	$81	1	$14	1	$89	2
Tornadoes	--	--	--	--	126	2	295	5
Wind/Hail	195	25	225	26	1,022	52	1,156	56
Wildfires	1	1	7	2	43	5	67	10
Other events	--	--	--	--	13	1	7	1
Prior year reserve reestimates	(34)		(76)		(84)		(330)
Prior quarter reserve reestimates	(34)		(31)		--		--
Total catastrophe losses	$128	26	$206	29	$1,134	61	$1,284	74

Catastrophe losses, including prior year reserve reestimates, excluding hurricanes named or numbered by the National Weather Service, fires following earthquakes and earthquakes totaled $1.23 billion and $1.30 billion in the first nine months of 2013 and 2012, respectively.

Combined ratio  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.

	Three months ended September 30,								Nine months ended September 30,
	Ratio (1) _________________________________________________________________________________________		Effect of catastrophe losses on combined ratio ________________________________________________________________________		Effect of prior year reserve reestimates on combined ratio __________________________________________________________________________		Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio ___________________________________________________________________________________		Ratio (1) _________________________________________________________________________________________________		Effect of catastrophe losses on combined ratio ______________________________________________________________________________		Effect of prior year reserve reestimates on combined ratio ________________________________________________________________________________		Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio _______________________________________________________________________________________
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Allstate brand loss ratio:
Standard auto	69.2	66.9	0.9	1.3	(0.5)	(3.2)			68.7	68.8	1.3	2.1	(1.3)	(2.2)
Non-standard auto	54.3	58.2	--	1.1	(8.0)	(4.5)			60.2	62.1	0.8	0.9	(4.2)	(2.0)
Homeowners	41.1	49.0	4.7	7.8	(3.3)	(4.3)			57.3	62.5	18.5	20.1	0.1	(5.2)
Other personal lines	56.4	70.4	--	3.6	(0.5)	2.7			58.1	62.6	3.0	4.6	(0.8)	(2.3)

Total Allstate brand loss ratio	60.6	62.7	1.7	3.1	(1.4)	(2.9)			64.7	66.5	5.7	6.7	(1.0)	(2.9)
Allstate brand expense ratio	25.8	25.2	--	--	--	--	0.1	0.1	26.2	25.3	--	--	--	--	0.1	0.1
Allstate brand combined ratio	86.4	87.9	1.7	3.1	(1.4)	(2.9)	0.1	0.1	90.9	91.8	5.7	6.7	(1.0)	(2.9)	0.1	0.1

Encompass brand loss ratio:
Standard auto	70.9	79.6	1.9	1.3	(7.6)	0.7			73.5	79.8	0.6	1.5	(4.9)	0.4
Homeowners	56.8	58.3	13.5	13.5	--	(8.3)			61.4	60.1	16.5	11.7	--	(5.0)
Other personal lines	50.0	56.5	(3.8)	--	(11.5)	(4.3)			72.0	62.3	5.3	--	2.7	(10.1)

Total Encompass brand loss ratio	63.7	69.4	5.8	5.5	(5.1)	(3.7)			68.9	71.2	6.8	5.0	(2.4)	(2.7)
Encompass brand expense ratio	29.9	30.2	--	--	--	--	--	--	30.4	29.2	--	--	--	--	--	--
Encompass brand combined ratio	93.6	99.6	5.8	5.5	(5.1)	(3.7)	--	--	99.3	100.4	6.8	5.0	(2.4)	(2.7)	--	--

Esurance brand loss ratio:
Standard auto	78.0	77.4	0.6	0.8	--	--			78.2	75.5	1.1	1.3	--	--
Other personal lines	--	--	--	--	--	--			100.0	--	--	--	--	--

Total Esurance brand loss ratio	78.0	77.4	0.6	0.8	--	--			78.2	75.5	1.1	1.3	--	--
Esurance brand expense ratio	38.8	41.1	--	--	--	--	4.7	8.1	39.6	45.3	--	--	--	--	5.0	11.2
Esurance brand combined ratio	116.8	118.5	0.6	0.8	--	--	4.7	8.1	117.8	120.8	1.1	1.3	--	--	5.0	11.2

Allstate Protection loss ratio	61.6	63.5	1.8	3.1	(1.4)	(2.9)			65.5	67.0	5.5	6.4	(1.0)	(2.8)
Allstate Protection expense ratio	26.5	26.0	--	--	--	--	0.3	0.4	26.9	26.2	--	--	--	--	0.3	0.5
Allstate Protection combined ratio	88.1	89.5	1.8	3.1	(1.4)	(2.9)	0.3	0.4	92.4	93.2	5.5	6.4	(1.0)	(2.8)	0.3	0.5

__________________

(1) Ratios are calculated using the premiums earned for the respective line of business.

Standard auto loss ratio for the Allstate brand increased 2.3 points in the third quarter compared to the same period of 2012, primarily due to lower favorable reserve reestimates.  Standard auto loss ratio for the Allstate brand decreased 0.1 points in the first nine months of 2013 compared to the same period of 2012, primarily due to lower catastrophe losses, partially offset by lower favorable reserve reestimates.  Florida loss ratios were 70.8 and 70.1 in the third quarter and first nine months of 2013, respectively, compared to 65.6 and 67.9 in the third quarter and first nine months of 2012, respectively.  For New York, the loss ratio was 74.3 and 69.9 in the third quarter and first nine months of 2013, respectively, compared to 67.8 and 66.9 in the third quarter and first nine months of 2012, respectively.  Excluding the impact of reserve reestimates and catastrophe losses, both states have experienced improvement over time as a result of management actions, including rate increases, underwriting restrictions, increased claims staffing and review, and on-going efforts to combat fraud and abuse.  We continue to closely monitor profitability in these markets.

Claim frequencies (rate of claim occurrence per policy in force) in the bodily injury and property damage coverages increased 1.6% and 1.1% in the third quarter of 2013, respectively, compared to the third quarter of 2012, and claim frequency in the bodily injury and property damage coverages decreased 0.2% and increased 0.4% in the first nine months of 2013, respectively, compared to the first nine months of 2012.  Frequencies in both coverages continue to perform within the historical ranges.  Bodily injury and property damage coverage paid claim severities (average cost per claim) increased 2.7% and 0.6% in the third quarter of 2013, respectively, compared to the third quarter of 2012, and increased 4.8% and 1.1% in the first nine months of 2013, respectively, compared to the first nine months of 2012.  Bodily injury severity for the first nine months is showing only moderate growth compared to the historical Consumer Price Index trends after adjusting for geographic mix, age of claims and policy limit shifts.

Encompass brand standard auto loss ratio decreased 8.7 points and 6.3 points in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012, primarily due to favorable reserve reestimates.  Encompass is focused on profitability management actions which include rate increases in certain geographies.

Esurance brand standard auto loss ratio increased 0.6 points and 2.7 points in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012, primarily due to increases in the volume of new business, increased utilization of price discounts and higher unallocated loss adjustment expense.  Esurance is focused on profitability management actions, including raising rates and tightening underwriting.  These actions have contributed to deceleration in the rate of growth in the third quarter of 2013 compared to the first half of 2013.

Homeowners loss ratio for the Allstate brand decreased 7.9 points to 41.1 in the third quarter of 2013 from 49.0 in the third quarter of 2012, primarily due to increased premiums earned, decreased loss costs and lower catastrophe losses, partially offset by lower favorable reserve reestimates.  Homeowners loss ratio for the Allstate brand decreased 5.2 points to 57.3 in the first nine months of 2013 from 62.5 in the first nine months of 2012, primarily due to decreased loss costs, increased premiums earned and lower catastrophe losses, partially offset by unfavorable reserve reestimates.  Claim frequency excluding catastrophe losses decreased 0.8% and increased 0.2% in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.  Paid claim severity excluding catastrophe losses decreased 3.0% and 1.0% in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.

Encompass brand homeowners loss ratio decreased 1.5 points in the third quarter of 2013 compared to the same period of 2012, primarily due to increased premiums earned, partially offset by favorable reserve reestimates in the prior year period.  Encompass brand homeowners loss ratio increased 1.3 points in the first nine months of 2013 compared to the same period of 2012, primarily due to higher catastrophe losses.  Excluding the impact of catastrophe losses, the Encompass brand homeowners loss ratio decreased 1.5 points and 3.5 points in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.

Expense ratio for Allstate Protection increased 0.5 points and 0.7 points in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.  The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended September 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Amortization of DAC	13.6	13.2	18.3	17.7	2.8	2.4	13.3	13.0
Advertising expenses	2.7	2.4	--	--	14.6	16.5	3.2	2.9
Business combination expenses and amortization of purchased intangible assets	0.1	0.1	--	--	4.7	8.1	0.3	0.4
Other costs and expenses	9.3	9.4	11.6	12.5	16.7	14.1	9.6	9.6
Restructuring and related charges	0.1	0.1	--	--	--	--	0.1	0.1
Total expense ratio	25.8	25.2	29.9	30.2	38.8	41.1	26.5	26.0

	Nine months ended September 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Amortization of DAC	13.3	13.2	18.0	17.5	2.6	2.4	13.1	13.0
Advertising expenses	2.9	2.8	0.5	0.4	15.6	17.6	3.3	3.2
Business combination expenses and amortization of purchased intangible assets	0.1	0.1	--	--	5.0	11.2	0.3	0.5
Other costs and expenses	9.6	9.1	11.6	11.3	16.4	14.1	9.9	9.4
Restructuring and related charges	0.3	0.1	0.3	--	--	--	0.3	0.1
Total expense ratio	26.2	25.3	30.4	29.2	39.6	45.3	26.9	26.2

Amortization of DAC primarily includes agent remuneration and premium taxes.  In 2013, Allstate exclusive agent remuneration comprises a base commission, variable compensation and a bonus.  Commissions are trending slightly above the prior year, which had only a base commission.  Variable compensation has two components: agency success factors (local presence, Allstate Financial product sales and licensed staff), which must be achieved in order to qualify for the second component, customer experience (customer satisfaction survey).  In addition, a bonus that is also a percentage of premiums can be earned by agents up to the same level as the prior year.  To qualify for the bonus in 2013, agents must achieve a minimum loss ratio and an amount of sales of Allstate Financial products.  The bonus is earned by increases in multi-line households and increases in Property-Liability policies in force and Allstate Financial policies in force.

Other costs and expenses increased in the first nine months of 2013 compared to the same period of 2012, primarily due to higher technology related costs and increased expenses at Esurance.  Esurance is developing additional products to complement its auto line of business and provide a more comprehensive solution to its customers.  In addition, Esurance is investing in geographic expansion of its auto product.  Esurance expanded its renters product from 5 to 12 states, expanded auto from 35 to 39 states, and introduced its motorcycle product in 3 states so far during 2013.

Restructuring and related charges were $9 million and $52 million in the third quarter and first nine months of 2013, respectively, primarily related to the technology organization, which is fundamentally changing its organizational structure leveraging centralization, global sourcing and automation to meet contemporary business needs; and the closure of a call center.

We have taken actions to reduce our future cost structure, including changes to our employee pension and other postretirement benefit offerings announced in July 2013, changes to the technology organization, and the closure of a call center.  We expect the Allstate Protection expense ratio will decline over time.

Reserve reestimates  The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2013 and 2012, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2013	2012
Auto	$11,383	$11,404
Homeowners	2,008	2,439
Other personal lines	2,250	2,237
Total Allstate Protection	$15,641	$16,080

($ in millions, except ratios)	Three months ended September 30,				Nine months ended September 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
	2013	2012	2013	2012	2013	2012	2013	2012
Auto (3)	$(44)	$(134)	(0.6)	(2.0)	$(193)	$(265)	(0.9)	(1.4)
Homeowners (3)	(51)	(72)	(0.7)	(1.1)	5	(247)	--	(1.2)
Other personal lines (3)	(6)	15	(0.1)	0.2	(12)	(47)	(0.1)	(0.2)
Total Allstate Protection	$(101)	$(191)	(1.4)	(2.9)	$(200)	$(559)	(1.0)	(2.8)

Allstate brand	$(86)	$(181)	(1.2)	(2.7)	$(179)	$(537)	(0.9)	(2.7)
Encompass brand	(15)	(10)	(0.2)	(0.2)	(21)	(22)	(0.1)	(0.1)
Esurance brand	--	--	--	--	--	--	--	--
Total Allstate Protection	$(101)	$(191)	(1.4)	(2.9)	$(200)	$(559)	(1.0)	(2.8)

__________________

(1)         Favorable reserve reestimates are shown in parentheses.

(2)         Ratios are calculated using Property-Liability premiums earned.

(3)         Prior year reserve reestimates included in catastrophe losses for auto, homeowners and other personal lines totaled $5 million unfavorable, $33 million favorable and $6 million favorable in the three months ended September 30, 2013, respectively, compared to $9 million favorable, $57 million favorable and $10 million favorable in the three months ended September 30, 2012, respectively.  Prior year reserve reestimates included in catastrophe losses for auto, homeowners and other personal lines totaled $66 million favorable, $12 million unfavorable and $30 million favorable in the nine months ended September 30, 2013, respectively, compared to $30 million favorable, $244 million favorable and $56 million favorable in the nine months ended September 30, 2012, respectively.  The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio for auto, homeowners and other personal lines totaled 0.1 unfavorable, 0.5 favorable and 0.1 favorable in the three months ended September 30, 2013, respectively, compared to 0.1 favorable, 0.9 favorable and 0.1 favorable in the three months ended September 30, 2012, respectively.  The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio for auto, homeowners and other personal lines totaled 0.3 favorable, 0.0 unfavorable and 0.1 favorable in the nine months ended September 30, 2013, respectively, compared to 0.2 favorable, 1.2 favorable and 0.3 favorable in the nine months ended September 30, 2012, respectively.

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Premiums written	$--	$(1)	$--	$--

Premiums earned	$--	$1	$--	$1
Claims and claims expense	(135)	(42)	(141)	(47)
Operating costs and expenses	1	(1)	(1)	(3)
Underwriting loss	$(134)	$(42)	$(142)	$(49)

Underwriting losses of $134 million and $142 million in the third quarter and first nine months of 2013, respectively, were primarily related to our annual review using established industry and actuarial best practices resulting in a $74 million unfavorable reestimate of asbestos reserves, a $30 million unfavorable reestimate of environmental reserves and a $30 million unfavorable reestimate of other exposure reserves, partially offset by a $1 million decrease in our allowance for future uncollectable reinsurance.  Underwriting losses of $42 million and $49 million in the third quarter and first nine months of 2012, respectively, were primarily related to a $26 million unfavorable reestimate of asbestos reserves, a $22 million unfavorable reestimate of environmental reserves and a $5 million unfavorable reestimate of other exposure reserves, partially offset by a $14 million decrease in our allowance for future uncollectable reinsurance.

For asbestos exposures, our 2013 annual review resulted in an increase in estimated reserves of $74 million primarily related to a cedent’s settlement with a bankrupt insured of asbestos claims in excess of a previously advised amount and loss trends from other claims.  Reserves for asbestos claims were $1.03 billion and $1.03 billion, net of reinsurance recoverables of $482 million and $496 million, as of September 30, 2013 and December 31, 2012, respectively.  We continue to be encouraged that the pace of industry claim activity has slowed, reflecting various state legislative actions and increased legal scrutiny of the legitimacy of claims.  Incurred but not reported (“IBNR”) represents 57% of total net asbestos reserves as of September 30, 2013 with no change from December 31, 2012.  IBNR provides for estimated probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.  In the third quarter of 2012, our review resulted in an increase in estimated reserves of $26 million.

For environmental exposures, our 2013 annual review resulted in an increase in estimated reserves of $30 million primarily related to an adverse court ruling for site-specific disputed coverage.  Reserves for environmental claims were $213 million and $193 million, net of reinsurance recoverables of $60 million and $48 million, as of September 30, 2013 and December 31, 2012, respectively.  IBNR represents 53% of total net environmental reserves, 7 points lower than as of December 31, 2012.  In the third quarter of 2012, our review resulted in an increase in estimated reserves of $22 million.

For other exposures, our 2013 annual review resulted in an increase in estimated reserves of $30 million primarily due to unanticipated increases in both indemnity and defense payments claims severity and frequency, associated with safety equipment manufacturers, reaching additional coverage and adverse court developments.  Reserves for other exposure claims were $437 million and $418 million as of September 30, 2013 and December 31, 2012, respectively.  In the third quarter of 2012, our review resulted in an increase in estimated reserves of $5 million.

As of September 30, 2013, the allowance for uncollectible reinsurance was $88 million, or approximately 12.4% of total recoverables from reinsurers in the Discontinued Lines and Coverages segment, compared to $87 million or 12.4% of total recoverables as of December 31, 2012.

We believe that our reserves are appropriately established based on available facts, technology, laws, regulations, and assessments of other pertinent factors and characteristics of exposure (i.e. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment.  However, as we progress with the resolution of disputed claims in the courts and arbitrations and with negotiations and settlements, our reported losses may be more variable.

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed income securities	$219	$275	$699	$814
Equity securities	26	28	85	69
Mortgage loans	6	5	16	16
Limited partnership interests	69	11	235	120
Short-term investments	1	--	2	2
Other	11	4	27	9
Investment income, before expense	332	323	1,064	1,030
Investment expense	(23)	(24)	(71)	(66)
Net investment income	$309	$299	$993	$964

The average pre-tax investment yields are presented in the following table.  Pre-tax yield is calculated as annualized investment income before investment expense (including dividend income in the case of equity securities) divided by the average of the investment balances at the end of each quarter during the year.  Investment balances, for purposes of the pre-tax yield calculation, exclude unrealized capital gains and losses.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed income securities: tax-exempt	3.2%	4.2%	3.5%	4.4%
Fixed income securities: tax-exempt equivalent	4.7	6.1	5.1	6.4
Fixed income securities: taxable	3.2	3.7	3.3	3.7
Equity securities	2.8	3.3	3.2	2.6
Mortgage loans	4.4	4.3	4.3	4.3
Limited partnership interests	9.3	1.5	10.4	5.4
Total portfolio	3.6	3.6	3.9	3.8

Net investment income increased 3.3% to $309 million in the third quarter of 2013 from $299 million in the third quarter of 2012, primarily due to higher limited partnership income, partially offset by lower fixed income yields.  Net investment income increased 3.0% to $993 million in the first nine months of 2013 from $964 million in the first nine months of 2012, primarily due to higher limited partnership income, average investment balances and equity dividends, as well as prepayment fee income and litigation proceeds which together increased income by a total of $19 million in the first nine months of 2013, partially offset by lower fixed income yields.  The decrease in fixed income yields is primarily due to actions taken to reduce interest rate risk through dispositions of long-duration municipal and corporate fixed income securities and increased investment in floating rate securities, short term and intermediate corporate fixed income securities.  While the dispositions generated net realized capital gains, we expect a decline in investment income prospectively due to the lower yield on the reinvestment of proceeds.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Impairment write-downs	$(8)	$(31)	$(33)	$(93)
Change in intent write-downs	(63)	(2)	(109)	(31)
Net other-than-temporary impairment losses recognized in earnings	(71)	(33)	(142)	(124)
Sales	52	27	549	324
Valuation of derivative instruments	5	3	2	7
Settlements of derivative instruments	(12)	(13)	(18)	(15)
Realized capital gains and losses, pre-tax	(26)	(16)	391	192
Income tax benefit (expense)	9	5	(138)	(67)
Realized capital gains and losses, after-tax	$(17)	$(11)	$253	$125

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•                  Net loss available to common shareholders was $360 million and $24 million in the third quarter and first nine months of 2013, respectively, compared to net income available to common shareholders of $131 million and $375 million in the third quarter and first nine months of 2012, respectively.

•                  Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $572 million in the third quarter of 2013, an increase of 4.4% from $548 million in the third quarter of 2012, and $1.71 billion in the first nine months of 2013, an increase of 5.2% from $1.62 billion in the first nine months of 2012.

•                  Investments totaled $39.60 billion as of September 30, 2013, reflecting a decrease of $17.40 billion from $57.00 billion as of December 31, 2012.  Investments classified as held for sale totaled $12.24 billion as of September 30, 2013.  Net investment income increased 0.2% to $633 million in the third quarter of 2013 and decreased 4.1% to $1.90 billion in the first nine months of 2013 from $632 million and $1.98 billion in the third quarter and first nine months of 2012, respectively.

•                  Net realized capital losses totaled $16 million in the third quarter of 2013 compared to $56 million in the third quarter of 2012, and net realized capital gains totaled $60 million in the first nine months of 2013 compared to net realized capital losses of $69 million in the first nine months of 2012.

•                  During third quarter 2013, a $58 million pre-tax charge to income was recorded related to our annual comprehensive review of the DAC, deferred sales inducement costs and secondary guarantee liability balances.  This compares to a $27 million pre-tax charge to income in the third quarter of 2012.

•                  During third quarter 2013, a loss on disposition of $475 million, after-tax, was recorded relating to the sale of Lincoln Benefit Life Company.

•                  Contractholder funds totaled $24.48 billion as of September 30, 2013, reflecting a decrease of $14.84 billion from $39.32 billion as of December 31, 2012.  Contractholder funds classified as held for sale totaled $11.28 billion as of September 30, 2013.

ALLSTATE FINANCIAL SEGMENT

Strategic actions

On July 17, 2013, we announced our plans to exit the independent master brokerage agencies distribution channel.  In connection with this announcement, on July 17, 2013, we entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company, LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business for $600 million subject to certain adjustments as of the closing date.  The transaction is subject to regulatory approvals and other customary closing conditions.  We expect the closing to occur during the first quarter of 2014.  The estimated loss on disposition of $475 million, after-tax, was recorded in third quarter 2013.  The business being sold had $341 million of premiums and contract charges in 2012.  Effective July 18, 2013, we no longer offer any products through the independent master brokerage agency distribution channel.

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

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Life and annuity premiums and contract charges	$584	$563	$1,742	$1,675
Net investment income	633	632	1,901	1,982
Realized capital gains and losses	(16)	(56)	60	(69)
Total revenues	1,201	1,139	3,703	3,588

Costs and expenses
Life and annuity contract benefits	(498)	(453)	(1,427)	(1,354)
Interest credited to contractholder funds	(317)	(215)	(973)	(959)
Amortization of DAC	(97)	(146)	(243)	(324)
Operating costs and expenses	(132)	(147)	(420)	(424)
Restructuring and related charges	(4)	--	(7)	--
Total costs and expenses	(1,048)	(961)	(3,070)	(3,061)

(Loss) gain on disposition of operations	(646)	9	(643)	15
Income tax benefit (expense)	133	(56)	(14)	(167)
Net (loss) income available to common shareholders	$(360)	$131	$(24)	$375

Net (loss) income available to common shareholders
Life insurance	$19	$42	$152	$165
Accident and health insurance	26	23	75	62
Annuities and institutional products	70	66	224	148
Loss on sale of LBL	(475)	--	(475)	--
Net (loss) income available to common shareholders	$(360)	$131	$(24)	$375

Net loss available to common shareholders was $360 million in the third quarter of 2013 compared to net income available to common shareholders of $131 million in the third quarter of 2012.  The unfavorable change was primarily due to the loss on disposition related to the LBL sale and higher interest credited to contractholder funds, partially offset by decreased amortization of DAC and lower net realized capital losses.

Net loss available to common shareholders was $24 million in the first nine months of 2013 compared to net income available to common shareholders of $375 million in the first nine months of 2012.  The unfavorable change was primarily due to the loss on disposition related to the LBL sale and lower net investment income, partially offset by net realized capital gains in the first nine months of 2013 compared to net realized capital losses in the first nine months of 2012 and decreased amortization of DAC.

Analysis of revenues   Total revenues increased 5.4% or $62 million in the third quarter of 2013 compared to the third quarter of 2012, primarily due to lower net realized capital losses and higher life and annuity premiums and contract charges.  Total revenues increased 3.2% or $115 million in the first nine months of 2013 compared to the first nine months of 2012, primarily due to net realized capital gains in the first nine months of 2013 compared to net realized capital losses in the first nine months of 2012 and higher life and annuity premiums and contract charges, partially offset by lower net investment income.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Underwritten products
Traditional life insurance premiums	$120	$117	$355	$347
Accident and health insurance premiums	180	164	539	486
Interest-sensitive life insurance contract charges	272	267	813	790
Subtotal	572	548	1,707	1,623

Annuities
Immediate annuities with life contingencies premiums	6	10	22	36
Other fixed annuity contract charges	6	5	13	16
Subtotal	12	15	35	52

Life and annuity premiums and contract charges (1)	$584	$563	$1,742	$1,675

_______________

(1)     Contract charges related to the cost of insurance totaled $182 million and $180 million for the third quarter of 2013 and 2012, respectively, and $541 million and $523 million in the first nine months of 2013 and 2012, respectively.

Total premiums and contract charges increased 3.7% and 4.0% in the third quarter and the first nine months of 2013, respectively, compared to the same periods of 2012, primarily due to growth in Allstate Benefits accident and health insurance business in force and higher contract charges on interest-sensitive life insurance products primarily resulting from the growth of insurance in force and the aging of our policyholders, partially offset by lower sales of immediate annuities with life contingencies.  Effective March 22, 2013, we no longer offer structured settlement annuities.  We continue to service the in-force structured settlement contracts.

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Contractholder funds, beginning balance	$36,357	$40,832	$39,319	$42,332

Deposits
Fixed annuities	218	272	786	610
Interest-sensitive life insurance	330	323	1,044	990
Total deposits	548	595	1,830	1,600

Interest credited	321	213	985	961

Benefits, withdrawals, maturities and other adjustments
Benefits	(392)	(341)	(1,186)	(1,029)
Surrenders and partial withdrawals	(807)	(941)	(2,543)	(2,833)
Maturities of and interest payments on institutional products	(1)	(1)	(1,799)	(90)
Contract charges	(279)	(264)	(830)	(794)
Net transfers from separate accounts	2	3	8	7
Other adjustments (1)	10	14	(25)	(44)
Total benefits, withdrawals, maturities and other adjustments	(1,467)	(1,530)	(6,375)	(4,783)

Contractholder funds classified as held for sale	(11,283)	--	(11,283)	--

Contractholder funds, ending balance	$24,476	$40,110	$24,476	$40,110

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

Contractholder funds decreased 32.7% and 37.8% in the third quarter and first nine months of 2013, respectively, compared to decreases of 1.8% and 5.2% in the same periods of 2012, respectively, reflecting the reclassification of contractholder funds held for sale relating to the LBL sale.  Contractholder funds including those classified as held for sale decreased 1.6% and 9.1% in the third quarter and first nine months of 2013, respectively, reflecting a large institutional product maturity in second quarter 2013 and our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 24.8% and 22.6% in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.

Contractholder deposits decreased 7.9% in the third quarter of 2013 compared to the third quarter of 2012, primarily due to decreased fixed annuity deposits driven by elevated deposits in third quarter 2012 when new equity-indexed annuity products were launched. Contractholder deposits increased 14.4% in the first nine months of 2013 compared to the first nine months of 2012, primarily due to increased fixed annuity deposits driven by the new equity-indexed annuity products and higher deposits on immediate annuities.

Maturities of and interest payments on institutional products in the first nine months of 2013 include a $1.75 billion maturity.  There are $85 million of institutional products outstanding as of September 30, 2013.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 14.2% to $807 million in the third quarter of 2013 and 10.2% to $2.54 billion in the first nine months of 2013 from $941 million and $2.83 billion in the third quarter and first nine months of 2012, respectively.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.5% and 10.7% in the first nine months of 2013 and 2012, respectively.

Net investment income increased 0.2% or $1 million to $633 million in the third quarter of 2013 from $632 million in the third quarter of 2012, primarily due to higher limited partnership income and prepayment fee income and litigation proceeds, partially offset by lower average investment balances.  Net investment income decreased 4.1% or $81 million to $1.90 billion in the first nine months of 2013 from $1.98 billion in the first nine months of 2012 primarily due to lower average investment balances and lower limited partnership income, partially offset by higher prepayment fee income and litigation proceeds.  Net investment income in the third quarter of 2013 includes $140 million relating to investments classified as held for sale.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Impairment write-downs	$(10)	$(12)	$(28)	$(38)
Change in intent write-downs	(7)	(1)	(15)	(17)
Net other-than-temporary impairment losses recognized in earnings	(17)	(13)	(43)	(55)
Sales	6	(51)	89	(49)
Valuation of derivative instruments	(5)	(3)	(3)	(6)
Settlements of derivative instruments	--	11	17	41
Realized capital gains and losses, pre-tax	(16)	(56)	60	(69)
Income tax benefit (expense)	4	20	(23)	24
Realized capital gains and losses, after-tax	$(12)	$(36)	$37	$(45)

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses   Total costs and expenses increased 9.1% or $87 million in the third quarter of 2013 and 0.3% or $9 million in the first nine months of 2013 compared to the same periods of 2012, primarily due to higher interest credited to contractholder funds and life and annuity contract benefits, partially offset by lower amortization of DAC.

Life and annuity contract benefits increased 9.9% or $45 million in the third quarter of 2013 compared to the same period of 2012, primarily due to an increase in reserves for secondary guarantees on interest-sensitive life insurance and worse mortality experience on annuities, partially offset by better mortality experience on life insurance.  Life and annuity contract benefits increased 5.4% or $73 million in the first nine months of 2013 compared to the same period of 2012, primarily due to an increase in reserves for secondary guarantees on interest-sensitive life insurance and worse mortality experience on life insurance.

Our annual review of assumptions in third quarter 2013 resulted in a $37 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher concentration of and increased projected exposure to secondary guarantees.  In the third quarter of 2012, the review resulted in a $13 million decrease in the reserves for secondary guarantees on interest-sensitive life insurance due to favorable projected mortality.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $133 million and $396 million in the third quarter and first nine months of 2013, respectively, compared to $135 million and $405 million in the third quarter and first nine months of 2012, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Life insurance	$60	$90	$221	$268
Accident and health insurance	85	76	260	221
Annuities	(22)	(13)	(55)	(46)
Total benefit spread	$123	$153	$426	$443

Benefit spread decreased 19.6% or $30 million in the third quarter of 2013 compared to the same period of 2012, primarily due to the increase in reserves for secondary guarantees on interest-sensitive life insurance and worse mortality experience on annuities, partially offset by better mortality experience on life insurance and premium growth in Allstate Benefits accident and health insurance.  Benefit spread decreased 3.8% or $17 million in the first nine months of 2013 compared to the same period of 2012, primarily due to the increase in reserves for secondary guarantees on interest-sensitive life insurance and worse mortality experience on life insurance and annuities, partially offset by premium growth in Allstate Benefits accident and health insurance.

Interest credited to contractholder funds increased 47.4% or $102 million in the third quarter of 2013 and 1.5% or $14 million in the first nine months of 2013 compared to the same periods of 2012, primarily due to the valuation change on derivatives embedded in equity-indexed annuity contracts that reduced interest credited expense in third quarter 2012, partially offset by lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $17 million and $21 million in the third quarter and first nine months of 2013, respectively, compared to decreases of $149 million and $135 million in the third quarter and first nine months of 2012, respectively.  During third quarter 2012, we reviewed the significant valuation inputs for these embedded derivatives and reduced the projected option cost to reflect management’s current and anticipated crediting rate setting actions, which were informed by the existing and projected low interest rate environment and are consistent with our strategy to reduce exposure to spread-based business.  The reduction in projected interest rates resulted in a reduction of contractholder funds and interest credited expense by $169 million in third quarter 2012.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Annuities and institutional products	$100	$39	$247	$207
Life insurance	25	23	77	61
Accident and health insurance	6	7	19	19
Net investment income on investments supporting capital	69	64	210	196
Investment spread before valuation changes on embedded derivatives that are not hedged	200	133	553	483
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(17)	149	(21)	135
Total investment spread	$183	$282	$532	$618

Investment spread before valuation changes on embedded derivatives that are not hedged increased 50.4% or $67 million in the third quarter of 2013 compared to the same period of 2012 primarily due to higher limited partnership income, lower crediting rates, and higher prepayment fee income and litigation proceeds, partially offset by the continued managed reduction in our spread-based business in force.  Investment spread before valuation changes on embedded derivatives that are not hedged increased 14.5% or $70 million in the first nine months of 2013 compared to the same period of 2012 primarily due to lower crediting rates and higher prepayment fee income and litigation proceeds, partially offset by lower limited partnership income and the continued managed reduction in our spread-based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.  For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale are included.

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2013	2012	2013	2012	2013	2012
Interest-sensitive life insurance	5.0%	5.3%	3.8%	4.0%	1.2%	1.3%
Deferred fixed annuities and institutional products	4.8	4.6	2.9	3.2	1.9	1.4
Immediate fixed annuities with and without life contingencies	6.9	6.1	6.0	6.1	0.9	--
Investments supporting capital, traditional life and other products	4.0	3.8	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2013	2012	2013	2012	2013	2012
Interest-sensitive life insurance	5.1%	5.2%	3.8%	4.0%	1.3%	1.2%
Deferred fixed annuities and institutional products	4.7	4.6	3.0	3.2	1.7	1.4
Immediate fixed annuities with and without life contingencies	6.6	6.9	6.0	6.1	0.6	0.8
Investments supporting capital, traditional life and other products	3.9	4.0	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	September 30,
	2013	2012
Immediate fixed annuities with life contingencies	$8,910	$8,876
Other life contingent contracts and other	3,680	6,024
Reserve for life-contingent contract benefits	$12,590	$14,900

Interest-sensitive life insurance	$7,742	$10,964
Deferred fixed annuities	12,624	22,955
Immediate fixed annuities without life contingencies	3,715	3,833
Institutional products	85	1,874
Other	310	484
Contractholder funds	$24,476	$40,110

Traditional life insurance	$331	$--
Accident and health insurance	1,298	--
Interest-sensitive life insurance	3,579	--
Deferred fixed annuities	7,704	--
Liabilities held for sale	$12,912	$--

Amortization of DAC decreased 33.6% or $49 million in the third quarter of 2013 and 25.0% or $81 million in the first nine months of 2013 compared to the same periods of 2012.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$77	$77	$218	$239
(Accretion) amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	(3)	35	2	51
Amortization acceleration for changes in assumptions (“DAC unlocking”)	23	34	23	34
Total amortization of DAC	$97	$146	$243	$324

_______________

(1) The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease in DAC amortization in the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to decreased amortization relating to valuation changes on embedded derivatives that are not hedged, decreased amortization on interest-sensitive life insurance resulting from decreased benefit spread, and decreased amortization acceleration for changes in assumptions.  (Accretion) amortization relating to valuation changes on derivatives embedded in equity-indexed annuity contracts was $(3) million in third quarter 2013, compared to $26 million in third quarter 2012.

Our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines.  In the third quarter of 2013, the review resulted in an acceleration of DAC amortization (charge to income) of $23 million.  Amortization acceleration of $38 million related to interest-sensitive life insurance and was primarily due to an increase in projected mortality and expenses, partially offset by increased projected investment margins.  Amortization deceleration of $12 million related to fixed annuities and was primarily due to an increase in projected investment margins.  Amortization deceleration of $3 million related to variable life insurance.

In the third quarter of 2012, the review resulted in an acceleration of DAC amortization of $34 million.  Amortization acceleration of $38 million related to variable life insurance and was primarily due to an increase in projected mortality.  Amortization acceleration of $4 million related to fixed annuities and was primarily due to lower projected investment returns.  Amortization deceleration of $8 million related to interest-sensitive life insurance and was primarily due to an increase in projected persistency.

The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin for the nine months ended September 30.

($ in millions)	2013	2012
Investment margin	$(17)	$3
Benefit margin	15	33
Expense margin	25	(2)
Net acceleration	$23	$34

Operating costs and expenses decreased 10.2% or $15 million in the third quarter of 2013 and 0.9% or $4 million in the first nine months of 2013 compared to the same periods of 2012.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Non-deferrable commissions	$26	$27	$77	$78
General and administrative expenses	92	105	298	302
Taxes and licenses	14	15	45	44
Total operating costs and expenses	$132	$147	$420	$424

Restructuring and related charges	$4	$--	$7	$--

General and administrative expenses decreased 12.4% or $13 million in the third quarter of 2013 and 1.3% or $4 million in the first nine months of 2013 compared to the same periods of 2012 primarily due to lower employee related expenses and proceeds received from a litigation settlement.

INVESTMENTS HIGHLIGHTS

•                Investments totaled $80.48 billion as of September 30, 2013, decreasing from $97.28 billion as of December 31, 2012.  Investments classified as held for sale totaled $12.24 billion as of September 30, 2013.

•                  Unrealized net capital gains totaled $2.83 billion as of September 30, 2013, decreasing from $5.55 billion as of December 31, 2012.

•                  Net investment income was $950 million in the third quarter of 2013, an increase of 1.1% from $940 million in the third quarter of 2012, and $2.92 billion in the first nine months of 2013, a decrease of 2.0% from $2.98 billion in the first nine months of 2012.

•                  Net realized capital losses were $41 million in the third quarter of 2013 compared to $72 million in the third quarter of 2012, and net realized capital gains were $452 million in the first nine months of 2013 compared to $123 million in the first nine months of 2012.

INVESTMENTS

The composition of the investment portfolios as of September 30, 2013 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$28,404	74.4%	$30,217	76.3%	$1,674	62.3%	$60,295	74.9%
Equity securities (2)	4,156	10.9	656	1.6	--	--	4,812	6.0
Mortgage loans	431	1.1	4,386	11.1	--	--	4,817	6.0
Limited partnership interests (3)	3,043	8.0	2,044	5.2	4	0.1	5,091	6.3
Short-term investments(4)	1,056	2.7	629	1.6	1,009	37.6	2,694	3.3
Other	1,102	2.9	1,672	4.2	--	--	2,774	3.5
Total	$38,192	100.0%	$39,604	100.0%	$2,687	100.0%	$80,483	100.0%

____________

(1)

Fixed income securities are carried at fair value. Amortized cost basis for these securities was $27.83 billion, $28.65 billion and $1.65 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $3.77 billion and $601 million for Property-Liability and Allstate Financial, respectively.
(3)	We have commitments to invest in additional limited partnership interests totaling $1.27 billion and $1.16 billion for Property-Liability and Allstate Financial, respectively.
(4)

Short-term investments are carried at fair value. Amortized cost basis for these investments was $1.06 billion, $629 million and $1.01 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(5)	Balances reflect the elimination of related party investments between segments.

Total investments decreased to $80.48 billion as of September 30, 2013, from $97.28 billion as of December 31, 2012, primarily due to the investments relating to the LBL sale being reclassified to held for sale.  Total investments including those classified as held for sale were $92.72 billion as of September 30, 2013, a decrease of $4.56 billion from December 31, 2012, reflecting net reductions in Allstate Financial’s contractholder funds and lower fixed income valuations.  The decline in valuation of fixed income securities for the nine months ended September 30, 2013 was primarily due to increasing risk-free interest rates.

The Property-Liability investment portfolio decreased to $38.19 billion as of September 30, 2013, from $38.22 billion as of December 31, 2012, primarily due to dividends paid by Allstate Insurance Company (“AIC”) to The Allstate Corporation (the “Corporation”) and lower fixed income valuations, partially offset by positive operating cash flows.

The Allstate Financial investment portfolio decreased to $39.60 billion as of September 30, 2013, from $57.00 billion as of December 31, 2012, primarily due to the investments relating to the LBL sale being reclassified to held for sale and lower fixed income valuations.

The Corporate and Other investment portfolio increased to $2.69 billion as of September 30, 2013, from $2.06 billion as of December 31, 2012, primarily due to the proceeds from the issuance of debt and preferred stock, and dividends paid by AIC to the Corporation, partially offset by payments for the debt tender offer, common share repurchases and dividends paid to common shareholders.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of September 30, 2013	Percent to total investments	Fair value as of December 31, 2012	Percent to total investments
U.S. government and agencies	$2,881	3.6%	$4,713	4.9%
Municipal	9,611	11.9	13,069	13.5
Corporate	39,697	49.3	48,537	49.9
Foreign government	1,939	2.4	2,517	2.6
ABS	3,421	4.3	3,624	3.7
RMBS	1,844	2.3	3,032	3.1
CMBS	875	1.1	1,498	1.5
Redeemable preferred stock	27	--	27	--
Total fixed income securities	$60,295	74.9%	$77,017	79.2%

As of September 30, 2013, 90.2% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of September 30, 2013.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$2,881	$156	$--	$--	$--	$--

Municipal
Tax exempt	986	8	2,825	57	1,754	63
Taxable	205	10	1,967	168	977	67
Auction rate securities (“ARS”)	36	--	64	--	--	--

Corporate
Public	569	17	2,618	79	10,763	407
Privately placed	742	17	928	56	3,245	198

Foreign government	880	73	409	12	355	11

ABS
Collateralized debt obligations (“CDO”)	188	3	349	2	208	(16)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,808	25	307	7	190	8

RMBS
U.S. government sponsored entities (“U.S. Agency”)	748	25	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	28	1	9	--	37	1
Alt-A residential mortgage-backed securities (“Alt-A”)	3	--	--	--	5	--
Subprime residential mortgage-backed securities (“Subprime”)	--	--	--	--	6	--

CMBS	333	14	72	3	97	4

Redeemable preferred stock	--	--	--	--	--	--

Total fixed income securities	$9,407	$349	$9,548	$384	$17,637	$743

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$2,881	$156

Municipal
Tax exempt	364	11	132	(2)	6,061	137
Taxable	244	(8)	57	(9)	3,450	228
ARS	--	--	--	--	100	--

Corporate
Public	11,902	405	3,236	54	29,088	962
Privately placed	4,521	185	1,173	(6)	10,609	450

Foreign government	295	12	--	--	1,939	108

ABS
CDO	36	6	110	(9)	891	(14)
Consumer and other ABS	195	5	30	1	2,530	46

RMBS
U.S. Agency	--	--	--	--	748	25
Prime	69	--	342	32	485	34
Alt-A	11	--	341	12	360	12
Subprime	7	--	238	(14)	251	(14)

CMBS	113	3	260	7	875	31

Redeemable preferred stock	26	5	1	--	27	5

Total fixed income securities	$17,783	$624	$5,920	$66	$60,295	$2,166

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $9.61 billion as of September 30, 2013 with an unrealized net capital gain of $365 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Corporate bonds, including publicly traded and privately placed, totaled $39.70 billion as of September 30, 2013, with an unrealized net capital gain of $1.41 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

ABS, including CDO and Consumer and other ABS, totaled $3.42 billion as of September 30, 2013, with 95.9% rated investment grade and an unrealized net capital gain of $32 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

CDO totaled $891 million as of September 30, 2013, with 87.7% rated investment grade and an unrealized net capital loss of $14 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.

Consumer and other ABS totaled $2.53 billion as of September 30, 2013, with 98.8% rated investment grade.  Consumer and other ABS consists of $908 million of consumer auto and $1.62 billion of other ABS with unrealized net capital gains of $5 million and $41 million, respectively.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $1.84 billion as of September 30, 2013, with 50.1% rated investment grade and an unrealized net capital gain of $57 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans. The credit risk associated with the U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  Prime are collateralized by residential mortgage loans issued to prime borrowers.  Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $92 million and $159 million of first lien and second lien securities, respectively.  The Subprime portfolio unrealized net capital loss of $14 million as of September 30, 2013 was the result of wider credit spreads than at initial purchase.  Wider spreads are largely due to the risk associated with the underlying collateral supporting certain Subprime securities.

CMBS totaled $875 million as of September 30, 2013, with 70.3% rated investment grade and an unrealized net capital gain of $31 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 93.4% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

Mortgage loans  Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $4.82 billion as of September 30, 2013, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, tax credit funds and other funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of September 30, 2013.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Tax credit funds	Other funds	Total
Cost method of accounting (“Cost”)	$921	$503	$--	$11	$1,435
Equity method of accounting (“EMA”)	1,564	1,163	638	291	3,656
Total	$2,485	$1,666	$638	$302	$5,091

Number of managers	106	45	11	14
Number of individual funds	181	97	21	22
Largest exposure to single fund	$108	$248	$53	$199

_______________

(1) Includes $505 million of infrastructure and real asset funds.

The following tables show the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended September 30,
	2013				2012
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$39	$29	$68	$(1)	$15	$3	$18	$--
Real estate funds	9	40	49	(1)	3	14	17	--
Tax credit funds	--	(9)	(9)	--	(1)	(10)	(11)	--
Other funds	--	(2)	(2)	--	--	(2)	(2)	(2)
Total	$48	$58	$106	$(2)	$17	$5	$22	$(2)

	Nine months ended September 30,
	2013				2012
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$94	$100	$194	$(8)	$48	$115	$163	$--
Real estate funds	25	135	160	(2)	6	81	87	(3)
Tax credit funds	--	(25)	(25)	--	(1)	(20)	(21)	--
Other funds	--	10	10	--	--	9	9	(2)
Total	$119	$220	$339	$(10)	$53	$185	$238	$(5)

Limited partnership interests produced income, excluding impairment write-downs, of $106 million and $339 million in the three months and nine months ended September 30, 2013, respectively, compared to $22 million and $238 million in the three months and nine months ended September 30, 2012, respectively.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on private equity/debt funds, real estate funds and tax credit funds are generally on a three month delay and the income recognition on other funds is primarily on a one month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $2.83 billion as of September 30, 2013 compared to $5.55 billion as of December 31, 2012.  The decline from December 31, 2012 for fixed income securities was primarily due to increasing risk-free interest rates and the realization of unrealized net capital gains through sales.  The decline from December 31, 2012 for equity securities was primarily due to the realization of unrealized net capital gains through sales, partially offset by positive equity market performance.  The following table presents unrealized net capital gains and losses.

($ in millions)	September 30, 2013	December 31, 2012
U.S. government and agencies	$156	$326
Municipal	365	930
Corporate	1,412	3,594
Foreign government	108	227
ABS	32	1
RMBS	57	32
CMBS	31	(12)
Redeemable preferred stock	5	4
Fixed income securities	2,166	5,102
Equity securities	442	460
Derivatives	(19)	(22)
EMA limited partnerships	(3)	7
Investments classified as held for sale	244	--
Unrealized net capital gains and losses, pre-tax	$2,830	$5,547

The unrealized net capital gains for the fixed income portfolio totaled $2.17 billion and comprised $2.73 billion of gross unrealized gains and $567 million of gross unrealized losses as of September 30, 2013.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $5.10 billion, comprised of $5.63 billion of gross unrealized gains and $530 million of gross unrealized losses as of December 31, 2012.

Gross unrealized gains and losses on fixed income securities by type and sector as of September 30, 2013 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Consumer goods (cyclical and non-cyclical)	$8,452	$332	$(56)	$8,728
Utilities	6,312	482	(51)	6,743
Banking	2,998	90	(47)	3,041
Capital goods	4,260	203	(43)	4,420
Basic industry	2,446	75	(42)	2,479
Communications	2,957	116	(39)	3,034
Energy	3,546	146	(30)	3,662
Technology	2,060	61	(26)	2,095
Financial services	3,129	123	(18)	3,234
Transportation	1,437	98	(11)	1,524
Other	688	51	(2)	737
Total corporate fixed income portfolio	38,285	1,777	(365)	39,697

U.S. government and agencies	2,725	158	(2)	2,881
Municipal	9,246	451	(86)	9,611
Foreign government	1,831	119	(11)	1,939
ABS	3,389	75	(43)	3,421
RMBS	1,787	100	(43)	1,844
CMBS	844	48	(17)	875
Redeemable preferred stock	22	5	--	27
Total fixed income securities	$58,129	$2,733	$(567)	$60,295

The consumer goods, utilities and banking sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2013.  In general, the gross unrealized losses are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

The unrealized net capital gain for the equity portfolio totaled $442 million and comprised $465 million of gross unrealized gains and $23 million of gross unrealized losses as of September 30, 2013.  This is compared to an unrealized net capital gain for the equity portfolio totaling $460 million, comprised of $494 million of gross unrealized gains and $34 million of gross unrealized losses as of December 31, 2012.

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed income securities	$721	$817	$2,223	$2,441
Equity securities	30	29	94	74
Mortgage loans	99	92	290	277
Limited partnership interests	106	22	339	238
Short-term investments	1	2	4	4
Other	44	33	120	97
Investment income, before expense	1,001	995	3,070	3,131
Investment expense	(51)	(55)	(153)	(154)
Net investment income	$950	$940	$2,917	$2,977

Net investment income increased 1.1% or $10 million in the third quarter of 2013 compared to the same period of 2012, primarily due to higher limited partnership results and prepayment fee income and litigation proceeds, partially offset by lower average investment balances and lower fixed income yields.  Net investment income decreased 2.0% or $60 million in the first nine months of 2013 compared to the same period of 2012, primarily due to lower fixed income yields and lower average investment balances, partially offset by higher limited partnership results and equity dividends, as well as prepayment fee income and litigation proceeds which together increased 2013 income by a total of $81 million in the first nine months of 2013.  Net investment income in the third quarter of 2013 includes $140 million relating to investments classified as held for sale.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Impairment write-downs	$(18)	$(43)	$(61)	$(131)
Change in intent write-downs	(70)	(3)	(124)	(48)
Net other-than-temporary impairment losses recognized in earnings	(88)	(46)	(185)	(179)
Sales	59	(24)	639	275
Valuation of derivative instruments	--	--	(1)	1
Settlements of derivative instruments	(12)	(2)	(1)	26
Realized capital gains and losses, pre-tax	(41)	(72)	452	123
Income tax benefit (expense)	13	25	(161)	(43)
Realized capital gains and losses, after-tax	$(28)	$(47)	$291	$80

Impairment write-downs, which includes changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed income securities	$(8)	$(18)	$(49)	$(73)
Equity securities	--	(19)	(9)	(46)
Mortgage loans	(6)	(1)	11	3
Limited partnership interests	(2)	(2)	(10)	(5)
Other investments	(2)	(3)	(4)	(10)
Impairment write-downs	$(18)	$(43)	$(61)	$(131)

Impairment write-downs on fixed income securities for the three months ended September 30, 2013 were primarily driven by municipal bonds.  Impairment write-downs on fixed income securities for the nine months ended September 30, 2013 were primarily driven by CMBS that experienced deterioration in expected cash flows and municipal bonds.  Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends.  The valuation allowance on mortgage loans as of September 30, 2013 decreased compared to December 31, 2012 due to increases in the fair value of the collateral less costs to sell for certain previously impaired loans.

Change in intent write-downs totaling $70 million and $124 million in the three months and nine months ended September 30, 2013, respectively, primarily related to the repositioning and ongoing portfolio management of our equity securities.

Sales generated $59 million and $639 million of net realized capital gains in the three months and nine months ended September 30, 2013, respectively, primarily related to equity securities in connection with portfolio repositioning and municipal and corporate fixed income securities in conjunction with reducing our exposure to interest rate risk in the Property-Liability portfolio.

Valuation and settlements of derivative instruments generated net realized capital losses of $12 million and $2 million for the three months and nine months ended September 30, 2013, respectively, primarily composed of losses on equity futures used for risk management due to increases in equity indices and losses on credit default swaps due to the tightening of credit spreads on the underlying credit names.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholders’ equity as of September 30, 2013 was $20.78 billion, an increase of 1.0% from $20.58 billion as of December 31, 2012.

•                  On April 1, 2013 and July 1, 2013, we paid common shareholder dividends of $0.25 and $0.25, respectively.  On July 23, 2013, we declared a quarterly common shareholder dividend of $0.25 to be payable on October 1, 2013.

•                  On July 23, 2013, we declared a dividend on our 5.625% preferred stock for the dividend period from June 12, 2013 through October 14, 2013 to be payable on October 15, 2013.

•                  On August 8, 2013, we issued $800 million of 5.75% Fixed-to-Floating Rate Subordinated Debentures due 2053.

•                  On September 30, 2013, we issued 15,400 shares of 6.75% Noncumulative Perpetual Preferred Stock for gross proceeds of $385 million.

•                  During the first nine months of 2013, we repurchased 28.9 million common shares for $1.40 billion.  As of September 30, 2013, there is $589 million remaining on our common share repurchase programs.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	September 30, 2013	December 31, 2012
Preferred stock, common stock, retained income and other shareholders’ equity items	$19,970	$19,405
Accumulated other comprehensive income	810	1,175
Total shareholders’ equity	20,780	20,580
Debt	6,217	6,057
Total capital resources	$26,997	$26,637

Ratio of debt to shareholders’ equity	29.9%	29.4%
Ratio of debt to capital resources	23.0%	22.7%

Shareholders’ equity increased in the first nine months of 2013, primarily due to net income, decreased unrecognized pension and other postretirement benefit cost from changes in plan benefits and the plan remeasurements, and the issuance of preferred stock, partially offset by common share repurchases, decreased unrealized net capital gains on investments and dividends paid to shareholders.

Preferred stock  On June 12, 2013, we issued 11,500 shares of 5.625% Noncumulative Perpetual Preferred Stock for gross proceeds of $287.5 million.  The proceeds of this issuance were used to fund the repurchase of debt and for general corporate purposes.

On September 30, 2013, we issued 15,400 shares of 6.75% Noncumulative Perpetual Preferred Stock for gross proceeds of $385 million.  The proceeds of this issuance will be used for general corporate purposes, including to prefund the repayment of debt maturing in 2014.

Debt  On January 10, 2013, we issued $500 million of 5.10% Fixed-to-Floating Rate Subordinated Debentures due 2053.  The proceeds of this issuance were used for general corporate purposes, including the repurchase of our common stock through open market purchases and through the accelerated repurchase program entered into on February 28, 2013.  On June 7, 2013, we issued $500 million of 3.15% Senior Notes due 2023 and $500 million of 4.50% Senior Notes due 2043.  The proceeds of this issuance were used to fund the repurchase of debt and for general corporate purposes.  In June 2013, we issued $500 million of commercial paper with the proceeds used to fund the repurchase of debt.  On August 8, 2013, we issued $800 million of 5.75% Fixed-to-Floating Rate Subordinated Debentures due 2053.  The proceeds of this issuance were used for the repayment of the commercial paper borrowings, to fund the repurchase of debt, for the repurchase of our common stock in open market purchases, and for general corporate purposes.

On June 20, 2013, we repurchased principal amounts of $1.83 billion of debt and recognized a loss on extinguishment of $480 million, pre-tax, representing the excess of the repurchase price over the principal repaid, the write-off of the unamortized debt issuance costs and other costs related to the repurchase transaction.  During third quarter 2013, we repurchased principal amounts of $57 million of debt and recognized a loss on extinguishment of $9 million, pre-tax, representing the excess of the repurchase price over the principal repaid and the write-off of the unamortized debt issuance costs.

The next debt maturities are on May 16, 2014 when $300 million of 6.20% Senior Notes are due and August 15, 2014 when $650 million of 5.00% Senior Notes are due.

During the fourth quarter of 2013, we may execute additional issuances of perpetual preferred stock to pre-fund the debt maturing in 2014 and for general corporate purposes.

Common share repurchases  During third quarter 2013, our $1.00 billion common share repurchase program that commenced in December 2012 was completed.  As of September 30, 2013, our $1.00 billion common share repurchase program that was authorized in February 2013 had $589 million remaining and is expected to be completed by March 31, 2014.  On February 28, 2013, we entered into an accelerated share repurchase agreement with Barclays Bank PLC (“Barclays”) and Barclays Capital Inc., as Barclays’ agent, to purchase $500 million of our outstanding common stock.  The accelerated share repurchase agreement settled on June 6, 2013.  During the first nine months of 2013, we repurchased 28.9 million common shares for $1.40 billion.

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

The sale of LBL is expected to generate deployable capital of approximately $1 billion, which will be returned to AIC as allowed by regulatory dividend limitations and approvals.  The $1 billion includes the estimated gain on the sale on a statutory-basis of accounting in the range of approximately $350 million to $400 million and the release of risk-based capital.  Subsequent to the announcement of the planned sale of LBL, the rating agencies initiated reviews of LBL’s ratings and outlook.  Moody’s downgraded LBL from A1 to Baa1 and revised the rating outlook from stable to negative.  Both the rating and outlook will be finalized after the transaction closes.  S&P downgraded LBL from A+ to BBB+ and placed LBL on CreditWatch negative.  Both the rating and CreditWatch will be finalized after the transaction closes.  A.M. Best placed LBL’s rating under review with negative implications, pending a final determination on both the rating and outlook after the transaction closes.  The Moody’s, S&P and A.M. Best ratings and outlook of ALIC are unaffected by the sale of LBL.

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

Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $2.83 billion as of September 30, 2013.  These assets include cash and investments that are generally saleable within one quarter totaling $2.21 billion.  This provides funds for the parent company’s relatively low fixed charges and other corporate purposes.

In the first nine months of 2013, AIC paid dividends totaling $1.75 billion to the Corporation.

The Corporation has access to additional borrowing to support liquidity as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2013, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  We have the option to extend the expiration of its initial five year term by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders.  In April 2013, we utilized the option on the first anniversary of the facility and we extended the facility by one year making its current expiration April 2018.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 15.8% as of September 30, 2013.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the third quarter and first nine months of 2013.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on April 30, 2012.  We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 444 million shares of treasury stock as of September 30, 2013), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Dividend limitations  During 2013, ALIC will not be able to pay dividends to AIC without prior IL DOI approval.  ALIC will be able to pay dividends without prior IL DOI approval when its unassigned surplus excluding unrealized appreciation from investments, which totaled a deficit position of $675 million as of December 31, 2012, becomes positive.  The sale of LBL is expected to reduce the deficit in the range of approximately $425 million to $475 million.  ALIC also can repurchase its shares and return capital to AIC with the approval of the IL DOI.

Liquidity exposure  Contractholder funds were $24.48 billion as of September 30, 2013.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2013.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,881	15.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	7,008	28.6
Market value adjustments (2)	3,354	13.7
Subject to discretionary withdrawal without adjustments (3)	10,233	41.8
Total contractholder funds (4)	$24,476	100.0%

____________

(1)  Includes $3.52 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)   $2.53 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)  78% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)   Includes $991 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 15.6% and 10.9% in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.5% and 10.7% in the first nine months of 2013 and 2012, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

The following table summarizes consolidated cash flow activities by segment for the first nine months ended September 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$2,014	$1,782	$811	$817	$246	$19	$3,071	$2,618
Investing activities	(415)	(813)	3,293	1,470	(645)	(160)	2,233	497
Financing activities	33	(21)	(3,859)	(2,376)	(1,202)	(852)	(5,028)	(3,249)
Transfer of cash to held for sale	--	--	(13)	--	--	--	(13)	--
Net increase (decrease) in consolidated cash							$263	$(134)

_______________

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Higher cash provided by operating activities in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to increased premiums, lower claim payments and the surrender of company owned life insurance, partially offset by higher expenses and tax payments in the first nine months of 2013 compared to the first nine months of 2012.

Cash used by investing activities in the first nine months of 2013 decreased compared to cash used in investing activities in the first nine months of 2012.  Cash used in 2013 primarily related to equity portfolio repositioning and other net transactional activity.

Allstate Financial  Lower cash provided by operating cash flows in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to lower net investment income, partially offset by higher premiums and lower contract benefits paid.

Higher cash provided by investing activities in the first nine months of 2013 compared to the first nine months of 2012 was due to higher investment collections and net transactional activity.

Higher cash used in financing activities in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to a $1.75 billion institutional product maturity.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and Compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 12 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
July 1, 2013 - July 31, 2013	2,976,776	$ 50.7165	2,976,376	$ 927.4 million
August 1, 2013 - August 31, 2013	3,631,108	$ 49.6320	3,623,237	$ 747.6 million
September 1, 2013- September 30, 2013	3,160,144	$ 50.3669	3,158,040	$ 588.5 million
Total	9,768,028	$ 50.2003	9,757,653

_____________

(1) In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

July:	400
August:	7,871
September:	2,104

The Allstate 401(k) Savings Plan acquired the following shares in connection with Allstate’s contributions to the plan based on its matching obligation and certain performance measures.

July: none
August: none
September: none

(2) From time to time, repurchases under our programs are executed under the terms of a pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3) On December 17, 2012, we announced the approval of a share repurchase program for $1.00 billion.  This program was completed on July 17, 2013.  On February 6, 2013, we announced the approval of an additional share repurchase program for $1.00 billion, to be completed by March 31, 2014.

Item 6.  Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

October 30, 2013	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Designations with respect to the Preferred Stock of the Registrant, dated September 26, 2013	8-K	1-11840	3.1	September 30, 2013
4

The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and  its consolidated subsidiaries

4.1	Deposit Agreement, dated September 30, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein	8-K	1-11840	4.1	September 30, 2013
4.2	Form of Preferred Stock Certificate (included as Exhibit A to Exhibit 3.1 above)	8-K	1-11840	4.2	September 30, 2013
4.3	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.1 above)	8-K	1-11840	4.3	September 30, 2013
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated October 30, 2013, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

E-1