Form 10-K
period 2013-12-31
ALLSTATE CORP
filed 2014-02-20
CIK 899051

Use these links to rapidly review the document

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number 1-11840

THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2775 Sanders Road, Northbrook, Illinois 60062 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (847) 402-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange Chicago Stock Exchange
5.10% Fixed-to-Floating Rate Subordinated Debentures due 2053	New York Stock Exchange
Depositary Shares each representing a 1/1,000th interest in a share of Fixed Rate Noncumulative Perpetual Preferred Stock, Series A	New York Stock Exchange
Depositary Shares each representing a 1/1,000th interest in a share of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C	New York Stock Exchange
Depositary Shares each representing a 1/1,000th interest in a share of Fixed Rate Noncumulative Perpetual Preferred Stock, Series D	New York Stock Exchange

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

Yes                                           No   X

          The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2013, was approximately $22.11 billion.

          As of January 31, 2014, the registrant had 447,099,450 shares of common stock outstanding.

Documents Incorporated By Reference

          Portions of the following documents are incorporated herein by reference as follows:

          Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be held on May 20, 2014 (the "Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part I

Item 1.  Business

       The Allstate Corporation was incorporated under the laws of the State of Delaware on November 5, 1992 to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company, Allstate Life Insurance Company and other subsidiaries (collectively, including The Allstate Corporation, "Allstate"). Allstate is primarily engaged in the property-liability insurance and life insurance business. It conducts its business primarily in the United States.

       The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate®" slogan, Allstate's strategy is to reinvent protection and retirement to help individuals in approximately 16 million households protect what they have today and better prepare for tomorrow. Customers can access Allstate products and services such as auto and homeowners insurance through approximately 11,600 exclusive Allstate agencies and financial representatives in the United States and Canada, as well as through independent agencies, contact centers and the internet. Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2012 statutory direct premiums earned according to A.M. Best. In addition, according to A.M. Best, it is the nation's 17th largest issuer of life insurance business on the basis of 2012 ordinary life insurance in force and 24th largest on the basis of 2012 statutory admitted assets.

    Allstate has four business segments:

• Allstate Protection	• Discontinued Lines and Coverages
• Allstate Financial	• Corporate and Other

       To achieve its goals in 2014, Allstate is focused on the following priorities:

•
grow insurance policies in force;
•
maintain the underlying combined ratio;
•
proactively manage investments to generate attractive risk adjusted returns;
•
modernize the operating model; and
•
build long-term growth platforms.

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

ALLSTATE PROTECTION SEGMENT

Products and Distribution

       Total Allstate Protection premiums written were $28.16 billion in 2013. Our Allstate Protection segment accounted for 92% of Allstate's 2013 consolidated insurance premiums and contract charges. In this segment, we principally sell private passenger auto and homeowners insurance through agencies and directly through contact centers and the internet. These products are marketed under the Allstate®, Encompass®, and Esurance® brand names.

       Our Unique Strategy Consumer Segments

       Allstate serves four different consumer segments with distinct interaction preferences (local advice and assistance versus self-directed) and brand preferences (brand-neutral versus brand-sensitive).

•
Allstate brand auto and homeowners insurance products are sold primarily through Allstate exclusive agencies and serve customers who prefer local personal advice and service and are brand-sensitive. Allstate brand sales and service are supported through contact centers and the internet. In 2013, the Allstate brand represented 91% of the Allstate Protection segment's written premium. In the U.S., we offer these Allstate brand products through approximately 9,600 Allstate exclusive agencies in approximately 9,300 locations. We also offer these products through approximately 1,800 independent agencies that are primarily in rural areas in the U.S. In Canada we offer Allstate brand products through approximately 710 employee producers working in five provinces across the country (Ontario, Quebec, Alberta, New Brunswick and Nova Scotia).
•
Encompass brand auto, homeowners, and umbrella insurance products, sold predominantly in the form of a single annual household ("Package") policy are distributed through independent agencies which serve consumers who prefer personal advice and assistance from an independent adviser and are brand neutral. In 2013, the Encompass brand represented 4% of the Allstate Protection segment's written premium. Encompass brand products are distributed through approximately 2,500 independent agencies. Encompass is among the top 15 largest providers of personal property and casualty insurance products through independent agencies in the United States, based on statutory written premium information provided by A.M. Best for 2012.
•
Esurance brand auto and homeowners insurance products are sold directly to consumers online, through contact centers and through select agents, including Answer Financial. Esurance serves self-directed, brand-sensitive customers. In 2013, the Esurance brand represented 5% of the Allstate Protection segment's written premium.
•
Answer Financial, an independent personal lines insurance agency, serves self-directed, brand-neutral consumers who want a choice between insurance carriers. It offers comparison quotes for auto and homeowners insurance from approximately 25 insurance companies through its website and over the phone and receives fee income for this service.

       The Allstate Protection segment also produces and sells specialty auto products including motorcycle, trailer, motor home and off-road vehicle insurance policies; other personal lines products including renter, condominium, landlord, boat, umbrella and manufactured home insurance policies; commercial lines products for small business owners; roadside assistance products; and service contracts and other products sold in conjunction with auto lending and vehicle sales transactions. We also participate in the involuntary or shared private passenger auto insurance business in order to maintain our licenses to do business in many states.

       Through arrangements made with other companies, agencies, and brokers, the Allstate Protection segment may offer non-proprietary products to consumers when an Allstate product is not available. As of December 31, 2013, Allstate agencies had approximately $1.2 billion of non-proprietary personal insurance premiums under management, primarily related to property business in hurricane exposed areas, and approximately $160 million of non-proprietary commercial insurance premiums under management. In addition, Esurance had $44 million of non-proprietary premiums written in 2013, primarily related to homeowners, renters and motorcycle insurance that Esurance does not offer in all states. Answer Financial had $477 million of non-proprietary premiums written in 2013.

Competition

       The markets for personal private passenger auto and homeowners insurance are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. by direct written premium for the year ended December 31, 2012 according to A.M. Best.

Private Passenger Auto Insurance		Homeowners Insurance
			Market Share
Insurer	Market Share	Insurer
State Farm	17.9%	State Farm	19.8%
Allstate	10.1	Allstate	8.8
GEICO	9.7	Farmers	5.9
Progressive	8.4	Liberty Mutual	5.8
Farmers	6.0	USAA	4.7
USAA	4.9	Travelers	4.5
Liberty Mutual	4.8	Nationwide	4.0
Nationwide	4.1

       We monitor our market share compared to our competitors and expect our market share of private passenger auto insurance to increase for the year ended December 31, 2013, but drop to the third position in the table above.

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

       Our primary focus in using sophisticated pricing methods has been on acquiring and retaining profitable business. Our sophisticated pricing and underwriting methods use a number of risk evaluation factors. For auto insurance, these factors can include but are not limited to vehicle make, model and year; driver age and marital status; territory; years licensed; loss history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring based on credit report information. For property insurance, these factors can include but are not limited to amount of insurance purchased; geographic location of the property; loss history; age, condition and construction characteristics of the property; and insurance scoring based on credit report information.

       Allstate differentiates itself from competitors by focusing on the entire household and offering a comprehensive range of innovative product options and features through distribution channels that best suit each market segment. Allstate's Your Choice Auto® insurance allows qualified customers to choose from a variety of options, such as accident forgiveness, safe driving deductible rewards and a safe driving bonus. We believe that Your Choice Auto insurance promotes increased growth and increased retention. We also offer a Claim Satisfaction Guaranteesm that promises a return of premium to Allstate brand standard auto insurance customers dissatisfied with their claims experience. In addition, our Drivewise® program enables participating customers to be eligible for discounts and bonuses based on driving performance. We continue to enhance the program to improve the customer experience and value proposition. Allstate House and Home® insurance is our homeowners product that provides options of coverage for roof damage including graduated coverage and pricing based on roof type and age. Good Hands® Roadside Assistance is a service that provides pay on demand access to roadside services. Encompass's package policy simplifies the insurance experience by packaging a product with broader coverage and higher limits into a single annual household policy with one premium, one bill, one policy deductible and one renewal date. Esurance's DriveSenseTM program enables participating customers to be eligible for discounts based on driving performance as measured by a device installed temporarily in the vehicle. Esurance's DriveSafeTM program is designed to help parents coach teens on safe driving by providing customizable driving statistics and the ability to limit cell phone use while the car is in motion, all controlled by a device installed in the vehicle.

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

       The following table reflects, in percentages, the principal geographic distribution of premiums earned for the Allstate Protection segment for 2013, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the premiums earned for the segment.

Texas	9.8%
California	9.8
New York	9.7
Florida	7.7
Pennsylvania	5.3

       We continue to take actions to support earning an acceptable return on the risks assumed in our property business and to reduce variability in our earnings. Accordingly, we expect to continue to adjust underwriting practices with respect to our property business in markets with significant catastrophe risk exposure.

Additional Information

       Information regarding the last three years' revenues and income from operations attributable to the Allstate Protection segment is contained in Note 20 of the consolidated financial statements. Note 20 also includes information regarding the last three years' identifiable assets attributable to our property-liability operations, which includes our

Allstate Protection segment and our Discontinued Lines and Coverages segment. Note 20 is incorporated in this Part I, Item 1 by reference.

       Information regarding the amount of premium earned for Allstate Protection segment products for the last three years is set forth in Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, in the table regarding premiums earned by brand. That table is incorporated in this Part I, Item 1 by reference.

ALLSTATE FINANCIAL SEGMENT

Products and Distribution

       Our Allstate Financial segment provides life insurance and voluntary accident and health insurance. Our principal products are interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. We sell Allstate Financial products through Allstate exclusive agencies and approximately 1,280 exclusive financial specialists, and workplace enrolling independent agents. The table below lists our current distribution channels with the associated products and target customers.

	Distribution Channels	Proprietary Products	Target Customers

Allstate Life and Retirement	Allstate exclusive agencies and exclusive financial specialists	Term life insurance Whole life insurance Interest-sensitive life insurance Variable life insurance	Middle market (1) and mass affluent consumers (2) with retirement and family financial protection needs

Allstate Benefits	Workplace enrolling independent agents Allstate exclusive agencies and exclusive financial specialists

Workplace life and voluntary accident and health insurance:
Interest-sensitive and term life insurance
Disability income insurance
Cancer, accident, critical illness and heart/stroke insurance
Hospital indemnity
Limited benefit medical insurance
Dental insurance

Middle market consumers with family financial protection needs employed by small, medium, and large size firms

(1)
Consumers with $35,000-$75,000 in household income.

(2)
Consumers with greater than $75,000 in household income.

       Allstate exclusive agencies and exclusive financial specialists also sell the following non-proprietary products in addition to Allstate Financial products: mutual funds, fixed and variable annuities, disability insurance, and long-term care insurance. As of December 31, 2013, Allstate agencies have approximately $9.9 billion of non-proprietary mutual funds and fixed and variable annuity account balances under management. New and additional deposits into these non-proprietary products were $1.3 billion in 2013.

Competition

       We compete on a wide variety of factors, including product offerings, brand recognition, financial strength and ratings, prices, distribution and the level of customer service. The market for life insurance continues to be highly fragmented and competitive. As of December 31, 2012, there were approximately 420 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2012, the Allstate Financial segment is the nation's 17th largest issuer of life insurance and related business on the basis of 2012 ordinary life insurance in force and 24th largest on the basis of 2012 statutory admitted assets.

Geographic Markets

       We sell life insurance and voluntary accident and health insurance throughout the United States. Through subsidiaries, we are authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam.

       The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Financial segment for 2013, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

California	11.9%
Texas	8.9
Florida	8.3
New York	5.2

Additional Information

       Information regarding the last three years' revenues and income from operations attributable to the Allstate Financial segment is contained in Note 20 of the consolidated financial statements. Note 20 also includes information regarding the last three years' identifiable assets attributable to the Allstate Financial segment. Note 20 is incorporated in this Part I, Item 1 by reference.

       Information regarding premiums and contract charges for Allstate Financial segment products for the last three years is set forth in Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations, in the table that summarizes premiums and contract charges by product. That table is incorporated in this Part I, Item 1 by reference.

ALLSTATE EXCLUSIVE AGENCIES

       Allstate exclusive agencies offer for sale products targeted to consumers that prefer local advice and branded products from both the Allstate Protection and Allstate Financial segments. They offer Allstate brand auto and homeowners insurance policies; specialty auto products including motorcycle, trailer, motor home and off-road vehicle insurance policies; other personal lines products including renter, condominium, landlord, boat, umbrella and manufactured home insurance policies; commercial products for small business owners; and roadside assistance products. Allstate exclusive agencies and exclusive financial specialists offer various life insurance products, as well as voluntary accident and health insurance products. In addition, arrangements made with other companies, agencies, and brokers allow Allstate exclusive agencies the ability to make available non-proprietary products to consumers when an Allstate product is not available.

       In the U.S., Allstate brand products are sold through approximately 9,600 Allstate exclusive agencies in approximately 9,300 locations. In addition, these agencies employ approximately 20,800 licensed sales professionals who are licensed to sell our products. We also offer these products through approximately 1,800 independent agencies in primarily rural areas in the U.S. In Canada we offer Allstate brand products through approximately 710 producers working in five provinces across the country (Ontario, Quebec, Alberta, New Brunswick and Nova Scotia). We grew the number of exclusive agencies in 2013 following several years of decline primarily resulting from agency consolidations and mergers, consistent with our prior plans. We pursue opportunities for growing Allstate brand exclusive agency distribution based on market opportunities.

       We support exclusive agencies in a variety of ways to facilitate customer service and Allstate's overall growth strategy. For example, we offer assistance to Allstate exclusive agencies with sales and business processes and provide education and other resources to help them acquire more business and retain more customers. Our programs to support our exclusive agencies and help them grow larger include offering financing to agents to acquire other agencies and awarding additional resources to better performing agencies. We support our relationship with Allstate exclusive agencies through several national and regional working groups:

•
The Agency Executive Council, led by Allstate's senior leadership, engages exclusive agencies on our customer service and growth strategy. Membership includes approximately 20 Allstate exclusive agency owners selected on the basis of performance, thought leadership and credibility among their peer group.
•
The National Advisory Board brings together Allstate's senior leadership and a cross section of Allstate exclusive agents and exclusive financial specialists from around the country to address national business issues and develop solutions.
•
Regional Advisory Boards support Allstate exclusive agency owner engagement within each of Allstate's 15 regional offices in the U.S. and within Canada.

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

       The compensation structure for Allstate exclusive agencies rewards agencies for delivering high value to our customers and achieving certain business outcomes such as product profitability, net growth and a diverse product mix. The Allstate exclusive agent remuneration comprises a base commission, variable compensation and a bonus. Variable compensation has two components: agency success factors (local presence, Allstate Financial product sales and licensed staff), which must be achieved in order to qualify for the second component, customer experience (customer satisfaction survey). In addition, a bonus that is a percentage of premiums can be earned by agents. To qualify for the bonus, agents must achieve a loss ratio and an amount of sales of Allstate Financial products. The bonus is earned by increases in multi-line households and increases in Property-Liability policies in force and Allstate Financial policies in force. Other elements of exclusive agency compensation and support include start-up agency bonuses, marketing support payments, technology and data allowances, regional promotions and recognition trips based on achievement. There are no significant changes to the compensation framework planned for 2014.

       Since Allstate brand customers prefer personal advice and assistance, beginning in 2013 all Allstate brand customers who purchase their policies directly through contact centers and the internet are immediately assigned an Allstate agency relationship at the time of purchase.

OTHER BUSINESS SEGMENTS

       Our Corporate and Other segment is comprised of holding company activities and certain non-insurance operations. Note 20 of the consolidated financial statements contains information regarding the revenues, income from operations, and identifiable assets attributable to our Corporate and Other segment over the last three years.

       Our Discontinued Lines and Coverages segment includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. Our exposure to asbestos, environmental and other discontinued lines claims is presented in this segment. Note 20 of the consolidated financial statements contains information for the last three years regarding revenues, income from operations, and identifiable assets attributable to our property-liability operations, which includes both our Allstate Protection segment and our Discontinued Lines and Coverages segment. Note 20 is incorporated in this Part I, Item 1 by reference.

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

Gross ($ in millions)	Year ended December 31,
	2013	2012		2011
Gross reserve for property-liability claims and claims expense, beginning of year	$21,288	$20,375		$19,468
Esurance acquisition on October 7, 2011	—	(13)	(4)	487

Total gross reserve adjusted	21,288	20,362		19,955
Incurred claims and claims expense
Provision attributable to the current year	18,380	20,356		20,914
Change in provision attributable to prior years (1)	1,248	179		174

Total claims and claims expense	19,628	20,535		21,088
Claim payments
Claims and claims expense attributable to current year	11,738	12,936		14,105
Claims and claims expense attributable to prior years	7,321	6,673		6,563

Total payments	19,059	19,609		20,668

Gross reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table	$21,857	$21,288		$20,375

Net	Year ended December 31,
	2013	2012		2011
Net reserve for property-liability claims and claims expense, beginning of year	$17,278	$17,787		$17,396
Esurance acquisition on October 7, 2011	—	(13)	(4)	425

Total net reserve adjusted	17,278	17,774		17,821
Incurred claims and claims expense
Provision attributable to the current year	18,032	19,149		20,496
Change in provision attributable to prior years (2)	(121)	(665)		(335)

Total claims and claims expense	17,911	18,484		20,161
Claim payments
Claims and claims expense attributable to current year	11,658	12,545		13,893
Claims and claims expense attributable to prior years	6,338	6,435		6,302

Total payments	17,996	18,980		20,195

Net reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table (3)	$17,193	$17,278		$17,787

(1)
In 2013, the gross change in provision attributable to prior years increased $1.07 billion compared to 2012, primarily due to increases for Michigan and New Jersey unlimited personal injury protection and Discontinued Lines and Coverages reserves. In 2012 and 2011, the Company also increased Michigan unlimited personal injury protection reserves by $832 million and $394 million, respectively, and Discontinued Lines and coverages reserves (see the Property-Liability Claims and Claims Expense Reserves section for additional discussion).

(2)
In 2013, the net change in provision attributable to prior years decreased $544 million compared to 2012, primarily due to lower catastrophe reserve reestimates.

(3)
Reserves for claims and claims expense are net of reinsurance of $4.66 billion, $4.01 billion and $2.59 billion as of December 31, 2013, 2012 and 2011, respectively.

(4)
The Esurance opening balance sheet reserves were reestimated in 2012 resulting in a reduction in reserves due to lower severity. The adjustment was recorded as a reduction in goodwill and an increase in payables to the seller under the terms of the purchase agreement and therefore had no impact on claims expense or the loss ratio.

       The year-end 2013 gross reserves of $21.86 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $5.97 billion more than the net reserve balance of $15.89 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $4.66 billion that reduce reserves for statutory reporting but are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $1.12 billion. Remaining differences are due to variations in requirements between GAAP and statutory reporting.

       As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 2012 decreased in 2013 by $121 million, compared to reestimates of the gross reserves of an increase of $1.25 billion. Net reserve reestimates in 2013, 2012 and 2011 were more favorable than the gross reserve reestimates due to reinsurance cessions.

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

($ in millions)	Loss Reserve Reestimates December 31,
	2003 & prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Gross reserves for unpaid claims and claims Expense	$17,714	$19,338	$22,117	$18,866	$18,865	$19,456	$19,167	$19,468	$20,375	$21,288	$21,857
Reinsurance recoverable	1,734	2,577	3,186	2,256	2,205	2,274	2,139	2,072	2,588	4,010	4,664

Reserve for unpaid claims and claims expense	15,980	16,761	18,931	16,610	16,660	17,182	17,028	17,396	17,787	17,278	17,193
Paid (cumulative) as of:
One year later	6,073	6,665	7,952	6,684	6,884	6,995	6,571	6,302	6,435	6,338
Two years later	9,098	9,587	11,293	9,957	9,852	10,069	9,491	9,396	9,513
Three years later	10,936	11,455	13,431	11,837	11,761	11,915	11,402	11,287
Four years later	12,088	12,678	14,608	12,990	12,902	13,071	12,566
Five years later	12,866	13,374	15,325	13,723	13,628	13,801
Six years later	13,326	13,866	15,839	14,239	14,154
Seven years later	13,703	14,303	16,249	14,657
Eight years later	14,082	14,642	16,607
Nine years later	14,390	14,952
Ten years later	14,679
Reserve reestimated as of:
End of year	15,980	16,761	18,931	16,610	16,660	17,182	17,028	17,396	17,787	17,278	17,193
One year later	15,750	16,293	17,960	16,438	16,830	17,070	16,869	17,061	17,122	17,157
Two years later	15,677	16,033	17,876	16,633	17,174	17,035	16,903	16,906	17,001
Three years later	15,721	16,213	18,162	17,135	17,185	17,217	16,909	16,869
Four years later	15,915	16,337	18,805	17,238	17,393	17,260	16,892
Five years later	16,027	16,895	19,014	17,447	17,477	17,306
Six years later	16,496	17,149	19,215	17,542	17,560
Seven years later	16,763	17,344	19,300	17,671
Eight years later	16,950	17,477	19,474
Nine years later	17,093	17,683
Ten years later	17,293
Initial reserve in excess of (less than) reestimated reserve:
Amount of reestimate	(1,313)	(922)	(543)	(1,061)	(900)	(124)	136	527	786	121
Percent	(8.2)%	(5.5)%	(2.9)%	(6.4)%	(5.4)%	(0.7)%	0.8%	3.0%	4.4%	0.7%
Gross reestimated liability-latest	22,098	22,777	25,117	22,332	22,133	21,924	21,328	21,261	21,463	22,536
Reestimated recoverable-latest	4,805	5,094	5,643	4,661	4,573	4,618	4,436	4,392	4,462	5,379

Net reestimated liability-latest	17,293	17,683	19,474	17,671	17,560	17,306	16,892	16,869	17,001	17,157
Gross cumulative reestimate (increase) decrease	$(4,384)	$(3,439)	$(3,000)	$(3,466)	$(3,268)	$(2,468)	$(2,161)	$(1,793)	$(1,088)	$(1,248)

($ in millions)	Amount of reestimates for each segment December 31,
	2003 & prior	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net Discontinued Lines and Coverages reestimate	$(1,265)	(630)	(463)	(331)	(284)	(266)	(242)	(214)	(193)	$(142)
Net Allstate Protection reestimate	(48)	(292)	(80)	(730)	(616)	142	378	741	979	263

Amount of reestimate (net)	$(1,313)	(922)	(543)	(1,061)	(900)	(124)	136	527	786	$121

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

       The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2013. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s). Favorable reserve reestimates are shown in this table in parentheses. The changes in total have generally been favorable other than 2008 which was adversely impacted due to litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina, as shown and discussed more fully below.

($ in millions)	Effect of net reserve reestimates on calendar year operations
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
BY ACCIDENT YEAR
2003 & prior	$(230)	$(73)	$44	$195	$112	$469	$267	$187	$143	200	$1,314
2004		(395)	(304)	(14)	12	90	(13)	8	(10)	6	(620)
2005			(711)	(264)	162	84	(45)	6	(48)	(32)	(848)
2006				(89)	(91)	(141)	(106)	8	10	(45)	(454)
2007					(25)	(158)	(92)	(1)	(11)	(46)	(333)
2008						(456)	(46)	(26)	(41)	(37)	(606)
2009							(124)	(148)	(37)	(63)	(372)
2010								(369)	(161)	(20)	(550)
2011									(510)	(84)	(594)
2012										—	—

TOTAL	$(230)	$(468)	$(971)	$(172)	$170	$(112)	$(159)	$(335)	$(665)	(121)	$(3,063)

       In 2013, favorable prior year reserve reestimates were primarily due to auto severity development that was less than anticipated in previous estimates and catastrophe losses. The increased reserves in accident years 2003 & prior is due to reserve strengthening by the Discontinued Lines and Coverages segment and a reclassification of injury reserves to older years.

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

REGULATION

       Allstate is subject to extensive regulation, primarily at the state level. The method, extent, and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state agency. These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency, reserve adequacy, insurance company licensing and examination, agent and adjuster licensing, policy forms, rate setting, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, and corporate governance. Some of these matters are discussed in more detail below. For a discussion of statutory financial information, see Note 17 of the consolidated financial statements. For a discussion of regulatory contingencies, see Note 15 of the consolidated financial statements. Notes 15 and 17 are incorporated in this Part I, Item 1 by reference.

       In recent years, the state insurance regulatory framework has come under increased federal scrutiny. As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") was enacted in 2010. Many regulations required pursuant to this law must still be finalized, and we cannot predict what the final regulations will require but do not expect a material impact on Allstate's operations. Dodd-Frank also created the Federal Insurance Office ("FIO") within the Treasury Department. The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council ("FSOC"), represents the U.S. on international insurance matters, and studies the current regulatory system. FIO submitted a report to Congress in December 2013 addressing how to improve and modernize the system of insurance regulation. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on Allstate. We are working for changes in the regulatory environment, including recognizing the need for better catastrophe preparedness, promoting the creation of government-sponsored, privately-funded solutions for mega-catastrophes that will make insurance more available and affordable, improving appropriate risk-based pricing, and promoting ways to make regulation more uniform and consistent across the country.

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

       Insurance Holding Company Regulation.    The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation in the jurisdictions in which their insurance subsidiaries do business. In the U.S., these subsidiaries are organized under the insurance codes of California, Florida, Illinois, Massachusetts, Nebraska, New York, Texas, and Wisconsin, and some of these subsidiaries are considered commercially domiciled in California and Florida. Generally, the insurance codes in these states provide that the acquisition or change of "control" of a domestic or commercially domiciled insurer or of any person that controls such an insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to, ten percent or more of the voting securities of an insurer or of a person that controls an insurer. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of ten percent or more of The Allstate Corporation's common stock would generally require prior approval by the state insurance departments in California, Illinois, Massachusetts, Nebraska, New York, Texas, and Wisconsin. The prior approval of the Florida insurance department would be necessary for the acquisition of five percent or more. Moreover, notification would be required in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay, or prevent certain transactions affecting the ownership of The Allstate Corporation's common stock.

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

       From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators, and special interest groups to reduce, freeze, or set rates at levels that do not correspond with our analysis of underlying costs and expenses. Homeowners insurance can come under similar pressure, particularly in states subject to significant increases in loss costs from high levels of catastrophe losses. We expect this kind of pressure to persist. In addition, Allstate and other insurers are using increasingly sophisticated pricing models that are being reviewed by regulators and special interest groups. The result could be legislation or regulation that adversely affects the profitability or growth of the Allstate Protection segment. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding rating.

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

       Michigan Catastrophic Claim Association.    The Michigan Catastrophic Claim Association ("MCCA") is a mandatory insurance coverage and reinsurance indemnification mechanism for personal injury protection losses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year. The retention level is

$530 thousand per claim and $500 thousand per claim for the fiscal years ending June 30, 2014 and June 30, 2013, respectively. It operates similar to a reinsurance program and is funded by participating companies through a per vehicle annual assessment. This assessment is included in our premiums that we charge our customers and when collected, we remit the assessment to the MCCA. The MCCA may not be funded on an actuarial basis and can accumulate unfunded claims liabilities. As required for a member company, we report covered paid and unpaid claims to the MCCA, when estimates of loss for a reported claim are expected to exceed the retention level. The MCCA reimburses members as claims are paid and billed by members to the MCCA. Because of the nature of the coverage, losses may be paid over the lifetime of an insured, and accordingly, significant levels of incurred claims reserves are recorded by member companies as well as offsetting reinsurance recoverables. The MCCA currently has unfunded claims liabilities with an obligation to indemnify its members. The MCCA's future operation and form are dependent upon the continuation of enabling state legislation. We do not anticipate any material adverse financial impact from this entity on Allstate.

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

INTERNET WEBSITE

       Our Internet website address is allstate.com. The Allstate Corporation's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available through our Internet website, free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the SEC. In addition, our corporate governance guidelines, our code of ethics, and the charters of our Audit Committee, Compensation and Succession Committee, Executive Committee, Nominating and Governance Committee, and Risk and Return Committee are available on our website and in print to any stockholder who requests copies by contacting Investor Relations, The Allstate Corporation, 2775 Sanders Road, Northbrook, Illinois 60062-6127, 1-800-416-8803.

OTHER INFORMATION ABOUT ALLSTATE

       As of December 31, 2013, Allstate had approximately 38,800 full-time employees and 600 part-time employees.

       Information regarding revenues generated outside of the United States is incorporated in this Part I, Item 1 by reference to Note 20 of the consolidated financial statements.

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

Executive Officers of the Registrant

       The following table sets forth the names of our executive officers, their ages as of February 1, 2014, their positions, and the years of their first election as officers. "AIC" refers to Allstate Insurance Company.

Name	Age	Position/Offices	Year First Elected Officer
Thomas J. Wilson	56	Chairman of the Board, President, and Chief Executive Officer of The Allstate Corporation and of AIC.	1995
Don Civgin	52	President and Chief Executive Officer Allstate Financial.	2008
James D. DeVries	50	Executive Vice President and Chief Administrative Officer of AIC (Human Resources).	2008
Judith P. Greffin	53	Executive Vice President and Chief Investment Officer of AIC.	2002
Sanjay Gupta	45	Executive Vice President and Chief Marketing Officer of AIC.	2012
Suren Gupta	52	Executive Vice President, Allstate Technology and Operations of AIC.	2011
Susan L. Lees	56	Executive Vice President, General Counsel, and Secretary of The Allstate Corporation and of AIC (Chief Legal Officer).	2008
Katherine A. Mabe	55	President, Business to Business of AIC.	2011
Samuel H. Pilch	67	Senior Group Vice President and Controller of The Allstate Corporation and of AIC.	1996
Steven E. Shebik	57	Executive Vice President and Chief Financial Officer of The Allstate Corporation and of AIC.	1999
Steven C. Verney	55	Executive Vice President and Chief Risk Officer of AIC.	1999
Matthew E. Winter	57	President Allstate Personal Lines of AIC.	2009

       Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

       Messrs. Wilson, Civgin, DeVries, Pilch, Shebik and Verney, and Mmes. Greffin and Lees have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years.

       Prior to joining Allstate in 2012, Mr. Sanjay Gupta served as Chief Marketing Officer of Ally Financial from 2008 to 2012 and Senior Vice President of Global Consumer and Small Business Marketing at Bank of America from 2001 to 2008.

       Prior to joining Allstate in 2011, Mr. Suren Gupta served as Executive Vice President of Wells Fargo from 2003 to 2011.

       Prior to joining Allstate in 2011, Ms. Mabe served as President and CEO of The Economical Insurance Group, Canada from 2010 to 2011 and President Specialty Products of Nationwide Mutual Insurance Company from 2008 to 2010.

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

Risks Relating to the Property-Liability business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

       Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made events, including earthquakes, volcanic eruptions, wildfires, tornadoes, tsunamis, hurricanes, tropical storms and certain types of terrorism or industrial accidents. We may incur catastrophe losses in our auto and property business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, (3) our current reinsurance coverage limits, or (4) loss estimates from external hurricane and earthquake models at various levels of probability. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material effect on our operating results and financial condition. For example, our historical catastrophe experience includes losses relating to Hurricane Katrina in 2005 totaling $3.6 billion, the Northridge earthquake of 1994 totaling $2.1 billion and Hurricane Andrew in 1992 totaling $2.3 billion. We are also exposed to assessments from the California Earthquake Authority and various state-created insurance facilities, and to losses that could surpass the capitalization of these facilities. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings.

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

Impacts of catastrophes and our catastrophe management strategy may adversely affect premium growth

       Due to our catastrophe risk management efforts, the size of our homeowners business has been negatively impacted and may continue to be negatively impacted if we take further actions. Homeowners premium growth rates and retention could be more adversely impacted than we expect by adjustments to our business structure, size and underwriting practices in markets with significant catastrophe risk exposure. In addition, due to the diminished potential for cross-selling opportunities that cannot be fully replaced by brokering arrangements that allow our agents to write property products with other carriers, new business growth in our auto lines has been and could continue to be lower than expected.

A regulatory environment that limits rate increases and requires us to underwrite business and participate in loss sharing arrangements may adversely affect our operating results and financial condition

       From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, if Allstate Protection's loss ratio compares favorably to that of the industry, state or provincial regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or resist or delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory resistance to rate increases. Such resistance affects our ability, in all product lines, to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk in designated areas may be dependent upon the ability to adjust rates for its cost.

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

The potential benefits of our sophisticated risk segmentation process may not be fully realized

       We believe that our sophisticated pricing and underwriting methods (which, in some situations, considers information that is obtained from credit reports and other factors) has allowed us to be more competitive and operate more profitably. However, because many of our competitors seek to adopt underwriting criteria and sophisticated pricing models similar to those we use, our competitive advantage could decline or be lost. Further, the use of increasingly sophisticated pricing models is being reviewed by regulators and special interest groups. Competitive pressures could also force us to modify our sophisticated pricing models. Furthermore, we cannot be assured that these sophisticated pricing models will accurately reflect the level of losses that we will ultimately incur.

Allstate Protection's operating results and financial condition may be adversely affected by the cyclical nature of the property and casualty business

       The property and casualty market can be cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. A downturn in the profitability cycle of the property and casualty business could have a material effect on our operating results and financial condition.

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

Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition

       Recorded claim reserves in the Property-Liability business are based on our best estimates of losses, both reported and incurred but not reported claims reserves ("IBNR"), after considering known facts and interpretations of circumstances. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix and contractual terms. External factors are also considered, such as court decisions and changes in law, regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our operating results and financial condition.

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

Risks Relating to the Allstate Financial Segment

Changes in underwriting and actual experience could materially affect profitability and financial condition

       Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. We establish target returns for each product based upon these factors and the average amount of capital that we must hold to support in-force contracts taking into account rating agencies and regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target new business returns on a portfolio basis, which could result in the discontinuation or de-emphasis of products and a decline in sales. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions. Additionally, many of our products have fixed or guaranteed terms that limit our ability to increase revenues or reduce benefits, including credited interest, once the product has been issued.

       Our profitability in this segment depends on the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the persistency of policies to ensure recovery of acquisition expenses, the adequacy of investment spreads, the management of market and credit risks associated with investments, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability and financial condition.

Changes in reserve estimates may adversely affect our operating results

       The reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs ("DAC") may be required that could have a material effect on our operating results.

Changes in market interest rates may lead to a significant decrease in the profitability of spread-based products

       Our ability to manage the in-force Allstate Financial spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates on some products in such an environment can partially offset decreases in investment yield. However, these changes could be limited by regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in investment yields. Increases in market interest rates can have negative effects on Allstate Financial, for example by increasing the attractiveness of other investments to our customers, which can lead to increased surrenders at a time when the segment's fixed income investment asset values are lower as a result of the increase in interest rates. This could lead to the sale of fixed income securities at a loss. In addition, changes in market interest rates impact the valuation of derivatives embedded in equity-indexed annuity contracts that are not hedged, which could lead to volatility in net income.

Changes in estimates of profitability on interest-sensitive life products may adversely affect our profitability and financial condition through the amortization of DAC

       DAC related to interest-sensitive life contracts is amortized in proportion to actual historical gross profits and estimated future gross profits ("EGP") over the estimated lives of the contracts. The principal assumptions for determining the amount of EGP are mortality, persistency, expenses, investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of any hedges. Updates to these assumptions (commonly referred to as "DAC unlocking") could result in accelerated amortization of DAC and thereby adversely affect our profitability and financial condition.

Reducing our concentration in spread-based business and exiting certain distribution channels may adversely affect reported results

       We have been reducing our concentration in spread-based business and will no longer offer fixed annuities effective January 1, 2014. We also exited the independent master brokerage agencies and structured settlement annuity brokers distribution channels in 2013. The reduction in sales of these products could negatively impact investment portfolio levels, complicate settlement of contract benefits including forced sales of assets with unrealized capital losses, and affect goodwill impairment testing and insurance reserves deficiency testing.

Changes in tax laws may decrease sales and profitability of products and adversely affect our financial condition

       Under current federal and state income tax law, certain products we offer, primarily life insurance, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress and various state legislatures from time to time consider legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance. Congress and various state legislatures also consider proposals to reduce the taxation of certain products or investments that may compete with life insurance. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material effect on our profitability and financial condition or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

We may not be able to mitigate the capital impact associated with statutory reserving requirements, potentially resulting in a need to increase prices, reduce sales of term or universal life products, and/or a return on equity below original levels assumed in pricing

       To support statutory reserves for certain term and universal life insurance products with secondary guarantees, we currently utilize reinsurance and capital markets solutions for financing a portion of our statutory reserve requirements deemed to be non-economic. As we continue to underwrite term and universal life business, we expect to have additional financing needs to mitigate the impact of these reserve requirements. If we do not obtain additional financing as a result of market conditions or otherwise, this could require us to increase prices, reduce our sales of term or universal life products, and/or result in a return on equity below original levels assumed in pricing.

Risks Relating to Investments

We are subject to market risk and declines in credit quality which may adversely affect investment income and cause realized and unrealized losses

       Although we continually reevaluate our investment management strategies, we remain subject to the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates. Adverse changes in these rates, spreads and prices may occur due to changes in monetary policy and the economic climate, the liquidity of a market or market segment, investor return expectations and/or risk tolerance, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness. We are also subject to market risk related to investments in real estate, loans and securities collateralized by real estate. Some of our investment strategies target individual investments with unique risks that are not highly correlated with broad market risks. Although we expect these investments to increase total portfolio returns over time, their performance may vary from and under-perform relative to the market in some periods.

       We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities and loans above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e. increase or decrease) in response to the market's perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Although we have the ability to use derivative financial instruments to manage these risks, the effectiveness of such instruments is subject to the same risks. Adverse economic conditions or other factors could cause declines in the quality and valuation of our investment portfolio that could result in realized and unrealized losses.

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

Deteriorating financial performance impacting securities collateralized by residential and commercial mortgage loans, collateralized corporate loans, and commercial mortgage loans may lead to write-downs and impact our results of operations and financial condition

       Adverse changes in residential or commercial mortgage delinquencies, loss severities or recovery rates, declining residential or commercial real estate prices, corporate loan delinquencies or recovery rates, borrower ability to obtain alternative sources of financing, changes in credit or bond insurer strength ratings and the quality of service provided by service providers on securities in our portfolios could lead us to determine that write-downs are necessary in the future.

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

Risks Relating to the Insurance Industry

Our future growth and profitability are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

       The insurance industry is highly competitive. Many of our primary insurance competitors have well-established national reputations and market similar products.

       We have invested in growth strategies by acting on our customer value propositions for each of our brands, through our differentiated product offerings and our distinctive advertising campaigns. If we are unsuccessful in generating new business and retaining a sufficient number of our customers, our ability to increase premiums written could be impacted. In addition, if we experience unexpected increases in our underlying costs (such as the frequency or severity of claims costs) generated by our new business, it could result in decreases in our profitability and lead to price increases which could impair our ability to compete effectively for insurance business.

       Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material effect on our business, operating results or financial condition. This includes competition for producers such as exclusive and independent agents and their licensed sales professionals. In the event we are unable to attract and retain these producers or they are unable to attract and retain customers for our products, growth and retention could be materially affected. Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets. Our ability to successfully operate may also be impaired if we are not effective in anticipating the impact on our business of changing technology, including automotive technology, developing the talent and skills of our human resources, attracting and assimilating new executive talent into our organization, or deploying human resource talent consistently with our business goals.

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

There can be no assurance that we can accurately predict the timing and impact of changes in the Federal Reserve's monetary policy

       The Federal Reserve has indicated that it may change its highly accommodative monetary policy as the U.S. economic recovery strengthens and unemployment declines. There can be no assurance as to the long-term impact such actions will have on the financial markets or on economic conditions, including potential inflationary effects. Continued volatility and rising interest rates could materially and adversely affect our business, financial condition and results of operations.

Losses from legal and regulatory actions may be material to our operating results, cash flows and financial condition

       As is typical for a large company, we are involved in various legal actions, including class action litigation challenging a range of company practices and coverage provided by our insurance products, some of which involve claims for substantial or indeterminate amounts. We are also involved in various regulatory actions and inquiries, including market conduct exams by state insurance regulatory agencies. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently accrued and may be material to our operating results or cash flows for a particular quarter or annual period and to our financial condition. The aggregate estimate of the range of reasonably possible loss in excess of the amount accrued, if any, disclosed in Note 15 of the consolidated financial statements is not an indication of expected loss, if any. Actual results may vary significantly from the current estimate.

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

Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have a material effect on our operating results and financial condition

       The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. We also have credit risk exposure associated with the MCCA, a mandatory insurance coverage and reinsurance indemnification mechanism for personal injury protection losses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year, which is operating with a deficit. Our reinsurance recoverable from the MCCA was $3.46 billion as of December 31, 2013. Our inability to collect a material recovery from a reinsurer could have a material effect on our operating results and financial condition.

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

A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, our liquidity, access to and cost of borrowing, operating results and financial condition

       Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review our financial performance and condition and could downgrade or change the outlook on our ratings due to, for example, a change in one of our insurance company's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of our investment portfolio; a reduced confidence in management or our business strategy; as well as a number of other considerations that may or may not be under our control. The insurance financial strength ratings of Allstate Insurance Company and Allstate Life Insurance Company and The Allstate Corporation's senior debt ratings from A.M. Best, Standard & Poor's and Moody's are subject to continuous review, and the retention of current ratings cannot be assured. A downgrade in any of these ratings could have a material effect on our sales, our competitiveness, the marketability of our product offerings, our liquidity, access to and cost of borrowing, operating results and financial condition.

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

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty

       We have disclosed our estimate of unrecognized tax benefits and the reasonably possible increase or decrease in its balance during the next 12 months in Note 16 of the consolidated financial statements. However, actual results may differ from our estimate for reasons such as changes in our position on specific issues, developments with respect to the governments' interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

The realization of deferred tax assets is subject to uncertainty

       The realization of our deferred tax assets, net of valuation allowance, if any, is based on our assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.

The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations

       The Allstate Corporation is a holding company with no significant operations. The principal asset is the stock of its subsidiaries. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 17 of the consolidated financial statements. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect holding company liquidity, including our ability to pay dividends to shareholders, service our debt, or complete share repurchase programs in the timeframe expected.

Our ability to pay dividends or repurchase our stock is subject to limitations under terms of certain of our securities

       Subject to certain limited exceptions, during any dividend period while our preferred stock is outstanding, unless the full preferred stock dividends for the preceding dividend period have been declared and paid or declared and a sum sufficient for the payment thereof has been set aside and any declared but unpaid preferred stock dividends for any prior period have been paid, we may not repurchase or pay dividends on our common stock. If and when dividends on our preferred stock have not been declared and paid in full for at least six quarterly dividend periods, the authorized number of directors then constituting our board of directors will be increased by two additional directors, to be elected by the holders of our preferred stock together with the holders of all other affected classes and series of voting parity stock, voting as a single class, subject to certain conditions.

       We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders' equity levels. The prohibition is subject to an exception permitting us to declare dividends out of the net proceeds of common stock issued by us during the 90 days prior to the date of declaration even if we fail to meet such levels.

       The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions.

The failure in cyber or other information security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could result in a loss or disclosure of confidential information, damage to our reputation, additional costs and impairment of our ability to conduct business effectively

       We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other global companies, we have experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Events such as these could jeopardize the confidential, proprietary and other information (including personal information of our customers, claimants or employees) processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss. These risks may increase in the future as we continue to expand our internet and mobile strategies and develop additional remote connectivity solutions to serve our customers.

       In the event of a disaster such as a natural catastrophe, industrial accident, terrorist attack, war, cyber attack or computer virus, unanticipated problems with our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

       Third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations and liquidity.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows

       Climate change, to the extent it produces changes in weather patterns, could affect the frequency or severity of weather events and wildfires, the affordability and availability of homeowners insurance, and the results for our Allstate Protection segment.

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

Item 1B.  Unresolved Staff Comments

       None.

Item 2.  Properties

       Our home office complex is located in Northbrook, Illinois. As of December 31, 2013, the Home Office complex consists of several buildings totaling 2.3 million square feet of office space on a 278-acre site.

       We also operate from approximately 1,330 administrative, data processing, claims handling and other support facilities in North America. In addition to our home office facilities, 1.3 million square feet are owned and 7.4 million square feet are leased. Outside North America, we lease three properties in Northern Ireland comprising 161,460 square feet. We also have one lease in India for 99,260 square feet. Generally, only major Allstate facilities are owned. In a majority of cases, new lease terms and renewals are for five years or less.

       The locations out of which the Allstate exclusive agencies operate in the U.S. are normally leased by the agencies as lessees.

Item 3.  Legal Proceedings

       Information required for Item 3 is incorporated by reference to the discussion under the heading "Regulation and Compliance" and under the heading "Legal and regulatory proceedings and inquiries" in Note 15 of the consolidated financial statements.

Item 4.  Mine Safety Disclosures

       Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

       As of January 31, 2014, there were 93,107 record holders of The Allstate Corporation's common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2013 and 2012.

	High	Low	Close	Dividends Declared
2013
First quarter	49.13	40.65	49.07	.25
Second quarter	50.69	45.60	48.12	.25
Third quarter	52.98	47.32	50.55	.25
Fourth quarter	54.84	50.21	54.54	.25
2012
First quarter	33.33	26.98	32.92	.22
Second quarter	35.15	31.93	35.09	.22
Third quarter	40.72	33.35	39.61	.22
Fourth quarter	42.81	37.92	40.17	.22

       The payment of dividends by Allstate Insurance Company ("AIC") to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2013, AIC paid dividends of $1.95 billion. Based on the greater of 2013 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay without prior Illinois Department of Insurance approval at a given point in time in 2014 is $2.47 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
October 1, 2013 - October 31, 2013	3,224,616	$52.5290	3,219,396	$419.4 million
November 1, 2013 - November 30, 2013	2,724,659	$53.9871	2,723,800	$272.3 million
December 1, 2013 - December 31, 2013	2,579,523	$53.4923	2,488,257	$139.2 million
Total	8,528,798	$53.2862	8,431,453

(1)
In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

    October:        5,220
    November:    859
    December:    91,266

(2)
From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3)
On February 6, 2013, we announced the approval of an additional share repurchase program for $1.00 billion, to be completed by March 31, 2014.

Item 6.  Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ in millions, except per share data and ratios)	2013	2012	2011	2010	2009
Consolidated Operating Results
Insurance premiums and contract charges	$29,970	$28,978	$28,180	$28,125	$28,152
Net investment income	3,943	4,010	3,971	4,102	4,444
Realized capital gains and losses	594	327	503	(827)	(583)
Total revenues	34,507	33,315	32,654	31,400	32,013
Net income available to common shareholders	2,263	2,306	787	911	888
Net income available to common shareholders per common share:
Net income available to common shareholders per common share basic	4.87	4.71	1.51	1.69	1.65
Net income available to common shareholders per common share diluted	4.81	4.68	1.50	1.68	1.64
Cash dividends declared per common share	1.00	0.88	0.84	0.80	0.80

Consolidated Financial Position
Investments (1)	$81,155	$97,278	$95,618	$100,483	$99,833
Total assets	123,520	126,947	125,193	130,500	132,209
Reserves for claims and claims expense, life-contingent
contract benefits and contractholder funds (1)	58,547	75,502	77,113	81,113	84,659
Long-term debt	6,201	6,057	5,908	5,908	5,910
Shareholders' equity	21,480	20,580	18,298	18,617	16,184
Shareholders' equity per diluted common share	45.31	42.39	36.18	34.58	29.90
Equity	21,480	20,580	18,326	18,645	16,213

Property-Liability Operations
Premiums earned	$27,618	$26,737	$25,942	$25,957	$26,194
Net investment income	1,375	1,326	1,201	1,189	1,328
Net income available to common shareholders	2,754	1,968	403	1,053	1,546
Operating ratios (2)
Claims and claims expense ("loss") ratio	64.9	69.1	77.7	73.0	71.6
Expense ratio	27.1	26.4	25.7	25.1	24.6
Combined ratio	92.0	95.5	103.4	98.1	96.2

Allstate Financial Operations
Premiums and contract charges	$2,352	$2,241	$2,238	$2,168	$1,958
Net investment income	2,538	2,647	2,716	2,853	3,064
Net income (loss) available to common shareholders	95	541	590	42	(452)
Investments	39,105	56,999	57,373	61,582	62,216

(1)
As of December 31, 2013, $11.98 billion of investments and $12.84 billion of reserves for life-contingent contract benefits and contractholder funds are classified as held for sale relating to the pending sale of Lincoln Benefit Life Company (see Note 4 of the consolidated financial statements).

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

       The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as "we," "our," "us," the "Company" or "Allstate"). It should be read in conjunction with the 5-year summary of selected financial data, consolidated financial statements and related notes found under Part II. Item 6. and Item 8. contained herein. Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management's Discussion and Analysis ("MD&A"). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources. Resources are allocated by the chief operating decision maker and performance is assessed for Allstate Protection, Discontinued Lines and Coverages and Allstate Financial. Allstate Protection performance and resources are managed by a committee of senior officers of the segment.

       Allstate is focused on the following priorities in 2014:

  •
  grow insurance policies in force;
  •
  maintain the underlying combined ratio;
  •
  proactively manage investments to generate attractive risk adjusted returns;
  •
  modernize the operating model; and
  •
  build long-term growth platforms.

       The most important factors we monitor to evaluate the financial condition and performance of our company include:

  •
  For Allstate Protection: premium, the number of policies in force ("PIF"), new business sales, retention, price changes, claim frequency (rate of claim occurrence per policy in force) and severity (average cost per claim), catastrophes, loss ratio, expenses, underwriting results, and relative competitive position.
  •
  For Allstate Financial: benefit and investment spread, asset-liability matching, amortization of deferred policy acquisition costs ("DAC"), expenses, operating income, net income, new business sales, invested assets, and premiums and contract charges.
  •
  For Investments: exposure to market risk, credit quality/experience, total return, net investment income, cash flows, realized capital gains and losses, unrealized capital gains and losses, stability of long-term returns, and asset and liability duration.
  •
  For financial condition: liquidity, parent holding company level of deployable assets, financial strength ratings, operating leverage, debt leverage, book value per share, and return on equity.

  Summary of Results:

  •
  Consolidated net income available to common shareholders was $2.26 billion in 2013 compared to $2.31 billion in 2012 and $787 million in 2011. The decrease in 2013 compared to 2012 was primarily due to higher net income available to common shareholders from Property-Liability and the curtailment gain reported in Corporate and Other being more than offset by the estimated loss on disposition related to the pending LBL sale recorded in Allstate Financial and the loss on extinguishment of debt and settlement charges reported in Corporate and Other. The increase in 2012 compared to 2011 was primarily due to higher net income available to common shareholders from Property-Liability, partially offset by lower net income available to common shareholders from Allstate Financial. Net income available to common shareholders per diluted common share was $4.81, $4.68 and $1.50 in 2013, 2012 and 2011, respectively.
  •
  Allstate Protection had underwriting income of $2.36 billion in 2013 compared to $1.25 billion in 2012 and an underwriting loss of $857 million in 2011. The increase in 2013 compared to 2012 was primarily due to increases in underwriting income in homeowners, other personal lines and auto resulting from decreased catastrophe losses. The underwriting income in 2012 compared to the underwriting loss in 2011 was primarily due to underwriting income in homeowners and other personal lines in 2012 compared to underwriting losses in 2011, partially offset by a decrease in auto underwriting income. The Allstate Protection combined ratio was 91.5, 95.3 and 103.3 in 2013, 2012 and 2011, respectively. Underwriting income (loss), a measure not based on accounting principles generally accepted in the United States of America ("GAAP"), is defined in the Property-Liability Operations section of the MD&A.
  •
  Allstate Financial net income available to common shareholders was $95 million in 2013 compared to $541 million in 2012 and $590 million in 2011. The decrease in 2013 compared to 2012 was primarily due to the estimated loss on disposition related to the pending LBL sale. The decrease in 2012 compared to 2011 was primarily due to net realized capital losses in 2012 compared to net realized capital gains in 2011, lower net investment income and higher life and annuity contract benefits, partially offset by decreased interest credited to contractholder funds and lower amortization of DAC.

  •
  A number of capital management actions were completed in 2013, including refinancing long-term debt through a tender offer and new issuances to take advantage of low interest rates and the issuance of preferred stock that allows for more financial flexibility. Consolidated shareholders' equity increased to $21.48 billion as of December 31, 2013 from $20.58 billion as of December 31, 2012.

2013 HIGHLIGHTS

•
Consolidated net income available to common shareholders was $2.26 billion in 2013 compared to $2.31 billion in 2012. Net income available to common shareholders per diluted common share was $4.81 in 2013 compared to $4.68 in 2012.
•
Property-Liability net income available to common shareholders was $2.75 billion in 2013 compared to $1.97 billion in 2012.
•
The Property-Liability combined ratio was 92.0 in 2013 compared to 95.5 in 2012.
•
Allstate Financial net income available to common shareholders was $95 million in 2013 compared to $541 million in 2012.
•
On July 17, 2013, we entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company ("LBL"), LBL's life insurance business generated through independent master brokerage agencies, and all of LBL's deferred fixed annuity and long-term care insurance business for $600 million subject to certain adjustments as of the closing date. The estimated loss on disposition of $521 million, after-tax, was recorded in 2013.
•
Total revenues were $34.51 billion in 2013 compared to $33.32 billion in 2012.
•
Property-Liability premiums earned totaled $27.62 billion in 2013, an increase of 3.3% from $26.74 billion in 2012.
•
Investments totaled $81.16 billion as of December 31, 2013, decreasing from $97.28 billion as of December 31, 2012. Investments classified as held for sale totaled $11.98 billion as of December 31, 2013. Net investment income was $3.94 billion in 2013, a decrease of 1.7% from $4.01 billion in 2012.
•
Net realized capital gains were $594 million in 2013 compared to $327 million in 2012.
•
Book value per diluted common share (ratio of common shareholders' equity to total common shares outstanding and dilutive potential common shares outstanding) was $45.31 as of December 31, 2013, an increase of 6.9% from $42.39 as of December 31, 2012.
•
For the twelve months ended December 31, 2013, return on the average of beginning and ending period common shareholders' equity was 11.0%, a decrease of 0.9 points from 11.9% for the twelve months ended December 31, 2012.
•
As of December 31, 2013, shareholders' equity was $21.48 billion. This total included $2.56 billion in deployable assets at the parent holding company level.
•
In July 2013, we announced changes to our employee pension and other postretirement benefit offerings. The remeasurement of pension and other postretirement benefit obligations related to the changes resulted in a $658 million increase to accumulated other comprehensive income and a curtailment gain of $118 million, after-tax. In addition, settlement losses of $150 million, after-tax, were recognized due to the level of lump sum benefit payments made during 2013.
•
In 2013, we repurchased $1.90 billion of long-term debt, issued $2.30 billion of long-term debt and issued $807.5 million of preferred stock. We recognized a loss on extinguishment of debt of $319 million, after-tax, in 2013.

CONSOLIDATED NET INCOME

($ in millions)	2013	2012	2011
Revenues
Property-liability insurance premiums	$27,618	$26,737	$25,942
Life and annuity premiums and contract charges	2,352	2,241	2,238
Net investment income	3,943	4,010	3,971
Realized capital gains and losses:
Total other-than-temporary impairment losses	(207)	(239)	(563)
Portion of loss recognized in other comprehensive income	(8)	6	(33)

Net other-than-temporary impairment losses recognized in earnings	(215)	(233)	(596)
Sales and other realized capital gains and losses	809	560	1,099

Total realized capital gains and losses	594	327	503

Total revenues	34,507	33,315	32,654
Costs and expenses
Property-liability insurance claims and claims expense	(17,911)	(18,484)	(20,161)
Life and annuity contract benefits	(1,917)	(1,818)	(1,761)
Interest credited to contractholder funds	(1,278)	(1,316)	(1,645)
Amortization of deferred policy acquisition costs	(4,002)	(3,884)	(3,971)
Operating costs and expenses	(4,387)	(4,118)	(3,739)
Restructuring and related charges	(70)	(34)	(44)
Loss on extinguishment of debt	(491)	—	—
Interest expense	(367)	(373)	(367)

Total costs and expenses	(30,423)	(30,027)	(31,688)
(Loss) gain on disposition of operations	(688)	18	(7)
Income tax expense	(1,116)	(1,000)	(172)

Net income	2,280	2,306	787

Preferred stock dividends	(17)	—	—

Net income available to common shareholders	$2,263	$2,306	$787

Property-Liability	$2,754	$1,968	$403
Allstate Financial	95	541	590
Corporate and Other	(586)	(203)	(206)

Net income available to common shareholders	$2,263	$2,306	$787

IMPACT OF LOW INTEREST RATE ENVIRONMENT

       Despite the increase in interest rates during 2013, our current reinvestment yields are generally lower than the overall portfolio income yield, primarily for our investments in fixed income securities and commercial mortgage loans. At the December 2013 meeting, the Federal Reserve Board announced its decision to reduce the amount of its purchases of both longer-term Treasury and agency mortgage-backed securities in the open market. The Federal Open Market Committee also reaffirmed its view that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the asset purchase program ends and the economic recovery strengthens and stated that it now anticipates that it likely will be appropriate to maintain the current target range for the federal funds rate well past the time that the unemployment rate declines below 6.5 percent, especially if projected inflation continues to run below the Committee's 2 percent longer-run goal. We anticipate that interest rates will continue to increase but remain below historic averages and the portfolio income yield for some period. We also expect capital markets to remain volatile.

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

       The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2013 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum. Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, and institutional products totaling $6.39 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	2.93%	2.93%	$6,653
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.01	4.18	1,227
Resettable after 12 months	1.26	3.46	2,479
Interest-sensitive life insurance	4.01	4.15	7,556

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

       For the Allstate Financial Segment, we expect approximately 4.4% of the amortized cost of fixed income securities not subject to prepayment and approximately 7.8% of commercial mortgage loans to mature in 2014. Allstate Financial has $25.77 billion of such fixed income securities and $4.29 billion of such commercial mortgage loans as of December 31, 2013. Additionally, for asset-backed securities ("ABS"), residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS") that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $1.41 billion in 2013. To the extent portfolio cash flows are reinvested, the average pre-tax investment yield of 5.5% is expected to decline due to lower market yields. These amounts exclude assets classified as held for sale.

       For the Property-Liability segment, we expect approximately 4.4% of the amortized cost of fixed income securities not subject to prepayment to mature in 2014. Property-Liability has $25.33 billion of such assets as of December 31, 2013. Additionally, for ABS, RMBS and CMBS securities that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $528 million in 2013. We have been shortening the maturity profile of the fixed income securities in this segment to make the portfolio less sensitive to a future rise in interest rates. This approach to reducing interest rate risk results in realized capital gains, but will contribute to lower portfolio yields as sales proceeds are invested at lower market yields. The average pre-tax investment yield of 4.0% is expected to decline due to reinvesting at lower market yields.

       In order to mitigate the unfavorable impact that the current interest rate environment has on investment results, we are:

  •
  Managing our exposure to interest rate risk by maintaining a shorter maturity profile in the Property-Liability portfolio.
  •
  Shifting the portfolio mix to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance including equities and real estate.
  •
  Investing to the specific needs and characteristics of Allstate's businesses.

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

       We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2013 and 2012, we did not alter fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.

       The following table identifies fixed income and equity securities and short-term investments, including those classified as held for sale, as of December 31, 2013 by source of fair value determination:

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$5,830	7.4%
Fair value based on external sources (1)	72,897	92.6

Total	$78,727	100.0%

(1)
Includes $2.98 billion that are valued using broker quotes.

       For additional detail on fair value measurements, see Note 7 of the consolidated financial statements.

       Impairment of fixed income and equity securities    For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of certain other items and deferred income taxes (as disclosed in Note 6), is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a write-down is recorded due to an other-than-temporary decline in fair value. We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

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

       For additional detail on investment impairments, see Note 6 of the consolidated financial statements.

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

       DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of the business. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. We aggregate all traditional life insurance products and immediate annuities with life contingencies in the analysis. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2013, 2012 and 2011, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.

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

       Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance. This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in force and realized capital gains and losses on investments supporting the product liability. The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss. If the AGP is greater than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally increase, resulting in a current period decrease to earnings. The opposite result generally occurs when the AGP is less than the EGP in the period, but the total EGP is unchanged. However, when DAC amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements. Negative amortization is only recorded when the increased DAC balance is determined to be recoverable based on facts and circumstances. Negative amortization was not recorded for certain fixed annuities during 2012 and 2011 periods in which capital losses were realized on their related investment portfolio. For products whose supporting investments are exposed to capital losses in excess of our expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC amortization may be modified to exclude the excess capital losses.

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

($ in millions)	2013	2012	2011
Investment margin	$(17)	$3	$(3)
Benefit margin	15	33	(6)
Expense margin	25	(2)	16

Net acceleration	$23	$34	$7

       In 2013, DAC amortization deceleration for changes in the investment margin component of EGP primarily related to fixed annuities and interest-sensitive life insurance and was due to increased projected investment margins. The acceleration related to benefit margin was primarily due to interest-sensitive life insurance and was due to an increase in projected mortality. The acceleration related to expense margin related to interest-sensitive life insurance and was due to an increase in projected expenses. In 2012, DAC amortization acceleration for changes in the investment margin component of EGP primarily related to fixed annuities and was due to lower projected investment returns. The acceleration related to benefit margin was primarily due to increased projected mortality on variable life insurance, partially offset by increased projected persistency on interest-sensitive life insurance. The deceleration related to expense margin related to interest-sensitive life insurance and fixed annuities and was due to a decrease in projected expenses. In 2011, DAC amortization deceleration related to changes in the investment margin component of EGP primarily related to equity-indexed annuities and was due to an increase in projected investment margins. The deceleration related to benefit margin was primarily due to increased projected persistency on interest-sensitive life insurance. The acceleration related to expense margin primarily related to interest-sensitive life insurance and was due to an increase in projected expenses.

       The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2013.

($ in millions)	Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$77
Decrease in future investment margins of 25 basis points	$(86)
Decrease in future life mortality by 1%	$17
Increase in future life mortality by 1%	$(18)

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

       Characteristics of reserves    Reserves are established independently of business segment management for each business segment and line of business based on estimates of the ultimate cost to settle claims, less losses that have been paid. The significant lines of business are auto, homeowners, and other personal lines for Allstate Protection, and asbestos, environmental, and other discontinued lines for Discontinued Lines and Coverages. Allstate Protection's claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. Auto and homeowners liability losses generally take an average of about two years to settle, while auto physical damage, homeowners property and other personal lines have an average settlement time of less than one year. Discontinued Lines and Coverages involve long-tail losses, such as those related to asbestos and environmental claims, which often involve substantial reporting lags and extended times to settle.

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

       Reserves are reestimated quarterly and periodically throughout the year, by combining historical results with current actual results to calculate new development factors. This process incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results (claims reported or settled, losses paid, or changes to case reserves) occur differently than the implied assumptions contained in the previous development factor calculations. If claims reported, paid losses, or case reserve changes are greater or less than the levels estimated by previous development factors, reserve reestimates increase or decrease. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate and is recognized as an increase or decrease in property-liability insurance claims and claims expense in the Consolidated Statements of Operations. Total Property-Liability reserve reestimates, after-tax, as a percent of net income available to common shareholders were favorable 3.5%, 18.7% and 27.7% in 2013, 2012 and 2011, respectively. The 3-year average of reserve reestimates as a percentage of total reserves was a favorable 2.2% for Property-Liability, a favorable 2.9% for Allstate Protection and an unfavorable 4.2% for Discontinued Lines and Coverages, each of these results being consistent within a reasonable actuarial tolerance for our respective businesses. A more detailed discussion of reserve reestimates is presented in the Property-Liability Claims and Claims Expense Reserves section of this document.

       The following table shows net claims and claims expense reserves by segment and line of business as of December 31:

($ in millions)	2013	2012	2011
Allstate Protection
Auto	$11,616	$11,383	$11,404
Homeowners	1,821	2,008	2,439
Other lines	2,110	2,250	2,237

Total Allstate Protection	15,547	15,641	16,080
Discontinued Lines and Coverages
Asbestos	1,017	1,026	1,078
Environmental	208	193	185
Other discontinued lines	421	418	444

Total Discontinued Lines and Coverages	1,646	1,637	1,707

Total Property-Liability	$17,193	$17,278	$17,787

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

       Another major component of reserves is incurred but not reported ("IBNR"). Typically, IBNR comprises about 10% of total reserves.

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

       To develop a statistical indication of potential reserve variability within reasonably likely possible outcomes, an actuarial technique (stochastic modeling) is applied to the countrywide consolidated data elements for paid losses and paid losses combined with case reserves separately for injury losses, auto physical damage losses, and homeowners losses excluding catastrophe losses. Based on the combined historical variability of the development factors calculated for these data elements, an estimate of the standard error or standard deviation around these reserve estimates is calculated within each accident year for the last twenty years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability. Based on our products and coverages, historical experience, the statistical credibility of our extensive data and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, excluding reserves for catastrophe losses, within a reasonable probability of other possible outcomes, may be approximately plus or minus 4%, or plus or minus $500 million in net income available to common shareholders. A lower level of variability exists for auto injury losses, which comprise approximately 80% of reserves, due to their relatively stable development patterns over a longer duration of time required to settle claims. Other types of losses, such as auto physical damage, homeowners losses and other personal lines losses, which comprise about 20% of reserves, tend to have greater variability but are settled in a much shorter period of time. Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Property-Liability Claims and Claims Expense Reserves section of this document.

       Reserves for Michigan and New Jersey unlimited personal injury protection    Property-Liability claims and claims expense reserves include reserves for Michigan unlimited personal injury protection ("PIP") which is a mandatory coverage that provides unlimited personal injury protection to covered insureds involved in certain auto and motorcycle accidents. The administration of this program is through a private, non-profit association created by the state of Michigan, the Michigan Catastrophic Claim Association ("MCCA"). Due to increasing costs of providing healthcare related to serious injuries and advances in medical care extending the duration of treatment, the estimation process and assumptions for this reserve balance have been enhanced.

       We were able to substantiate an increase in MCCA covered losses by reviewing MCCA actuarial reports, other MCCA members' reports and our PIP loss trends which have increased in severity. To address this exposure, we refined our estimation techniques in 2011 through 2013, including relying more on paid loss development methods and increasing our view of future claim development and longevity of claimants, as a result of conducting comprehensive claim file reviews to develop case reserve estimates of specific claims and other estimation refinements.

       We provide similar PIP coverage in New Jersey for auto policies issued or renewed in New Jersey prior to 1991 that is administered by the New Jersey Unsatisfied Claim and Judgment Fund ("NJUCJF"). In 2013, we adopted similar actuarial estimating techniques as for the MCCA exposures to estimate loss reserves for unlimited PIP coverage for policies covered by the NJUCJF. The NJUCJF was merged into the New Jersey Property Liability Guaranty Association who collects the assessments.

       Reserve estimates by their nature are very complex to determine and subject to significant judgments, and do not represent an exact determination for each outstanding claim. As actual claims, paid losses and/or case reserve results emerge, our estimate of the ultimate cost to settle may be different than previously estimated.

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

       Evaluation of both the insureds' estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2013 and 2012, IBNR was 55.4% and 57.8%, respectively, of combined net asbestos and environmental reserves.

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

($ in millions)	2013	2012	2011
Other mass torts	$183	$166	$169
Workers' compensation	105	112	117
Commercial and other	133	140	158

Other discontinued lines	$421	$418	$444

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

       Further discussion of reserve estimates    For further discussion of these estimates and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see Notes 9 and 15 to the consolidated financial statements and the Property-Liability Claims and Claims Expense Reserves section of this document.

       Reserve for life-contingent contract benefits estimation    Due to the long term nature of traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, benefits are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under these insurance policies. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material effect on our operating results and financial condition. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. In 2013, 2012 and 2011, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies. We will continue to monitor the experience of our traditional life insurance and immediate annuities. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC.

       For further detail on the reserve for life-contingent contract benefits, see Note 10 of the consolidated financial statements.

PROPERTY-LIABILITY 2013 HIGHLIGHTS

•
Property-Liability net income available to common shareholders was $2.75 billion in 2013 compared to $1.97 billion in 2012.
•
Property-Liability premiums written totaled $28.16 billion in 2013, an increase of 4.2% from $27.03 billion in 2012.
•
The Property-Liability loss ratio was 64.9 in 2013 compared to 69.1 in 2012.
•
Catastrophe losses were $1.25 billion in 2013 compared to $2.35 billion in 2012.
•
Property-Liability prior year reserve reestimates totaled $121 million favorable in 2013 compared to $665 million favorable in 2012.
•
Property-Liability underwriting income was $2.22 billion in 2013 compared to $1.20 billion in 2012. Underwriting income, a measure not based on GAAP, is defined below.
•
Property-Liability investments were $39.64 billion as of December 31, 2013, an increase of 3.7% from $38.22 billion as of December 31, 2012. Net investment income was $1.38 billion in 2013, an increase of 3.7% from $1.33 billion in 2012.
•
Net realized capital gains were $519 million in 2013 compared to $335 million in 2012.

PROPERTY-LIABILITY OPERATIONS

       Overview Our Property-Liability operations consist of two reporting segments: Allstate Protection and Discontinued Lines and Coverages. Allstate Protection comprises three brands where we accept underwriting risk: Allstate, Encompass and Esurance. Allstate Protection is principally engaged in the sale of personal property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Discontinued Lines and Coverages includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources.

       Underwriting income, a measure that is not based on GAAP and is reconciled to net income available to common shareholders below, is calculated as premiums earned, less claims and claims expense ("losses"), amortization of DAC, operating costs and expenses and restructuring and related charges, as determined using GAAP. We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Net income available to common shareholders is the GAAP measure most directly comparable to underwriting income. Underwriting income should not be considered as a substitute for net income available to common shareholders and does not reflect the overall profitability of the business.

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

($ in millions, except ratios)	2013	2012	2011
Premiums written	$28,164	$27,027	$25,980

Revenues
Premiums earned	$27,618	$26,737	$25,942
Net investment income	1,375	1,326	1,201
Realized capital gains and losses	519	335	85

Total revenues	29,512	28,398	27,228
Costs and expenses
Claims and claims expense	(17,911)	(18,484)	(20,161)
Amortization of DAC	(3,674)	(3,483)	(3,477)
Operating costs and expenses	(3,752)	(3,536)	(3,143)
Restructuring and related charges	(63)	(34)	(43)

Total costs and expenses	(25,400)	(25,537)	(26,824)
Loss on disposition of operations	(1)	—	—
Income tax expense	(1,357)	(893)	(1)

Net income available to common shareholders	$2,754	$1,968	$403

Underwriting income (loss)	$2,218	$1,200	$(882)
Net investment income	1,375	1,326	1,201
Income tax (expense) benefit on operations	(1,177)	(779)	30
Realized capital gains and losses, after-tax	339	221	54
Loss on disposition of operations, after-tax	(1)	—	—

Net income available to common shareholders	$2,754	$1,968	$403

Catastrophe losses (1)	$1,251	$2,345	$3,815

GAAP operating ratios
Claims and claims expense ratio	64.9	69.1	77.7
Expense ratio	27.1	26.4	25.7

Combined ratio	92.0	95.5	103.4

Effect of catastrophe losses on combined ratio (1)	4.5	8.8	14.7

Effect of prior year reserve reestimates on combined ratio (1)	(0.4)	(2.5)	(1.3)

Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio	0.3	0.5	0.2

Effect of restructuring and related charges on combined ratio	0.2	0.1	0.2

Effect of Discontinued Lines and Coverages on combined ratio	0.5	0.2	0.1

(1)
Prior year reserve reestimates included in catastrophe losses totaled $88 million favorable in 2013, $410 million favorable in 2012 and $130 million favorable in 2011.

ALLSTATE PROTECTION SEGMENT

       Overview and strategy    The Allstate Protection segment primarily sells private passenger auto and homeowners insurance to individuals through Allstate exclusive agencies supported by contact centers and the internet under the Allstate brand. We sell auto and homeowners insurance through independent agencies under both the Allstate brand and the Encompass brand. We also sell auto insurance direct to consumers online, through contact centers and through select agents, including Answer Financial, under the Esurance brand.

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

       Allstate is executing a multi-year effort to focus on the customer experience. We utilize specific customer value propositions for each brand to improve our competitive position and performance. Over time, delivering on these customer value propositions may include investments in resources and require significant changes to our products, capabilities and processes.

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

       The Allstate brand differentiates itself from competitors by offering a comprehensive range of innovative product options and features through a network of agencies that provide local advice and service. Product features include Allstate Your Choice Auto® with options such as accident forgiveness, safe driving deductible rewards and a safe driving bonus, and Allstate House and Home® that provides options of coverage for roof damage including graduated coverage and pricing based on roof type and age. In addition, we offer a Claim Satisfaction Guaranteesm that promises a return of premium to Allstate brand auto insurance customers dissatisfied with their claims experience. Our Drivewise® program enables participating customers to be eligible for discounts and bonuses based on driving performance and is currently available in 30 states. We will continue to focus on developing and introducing products and services that benefit today's consumers and further differentiate Allstate and enhance the customer experience. We will deepen customer relationships through value-added customer interactions and expanding our presence in households with multiple products by providing financial protection for customer needs. In certain areas with higher risk of catastrophes, we offer a homeowners product from North Light Specialty Insurance Company ("North Light"), our excess and surplus lines carrier. When an Allstate product is not available, we may make available non-proprietary products for customers through brokering arrangements. For example, in hurricane exposed areas, Allstate agencies sell non-proprietary property insurance products to customers who prefer to use a single agent for all their insurance needs.

       We are undergoing a focused effort to enhance our capabilities by implementing uniform processes and standards to elevate the level and consistency of our customer experience. We continue to enhance technology to improve customer service, facilitate the introduction of new products and services and reduce infrastructure costs related to supporting agencies and handling claims. These actions and others are designed to optimize the effectiveness of our distribution and service channels by increasing the productivity of the Allstate brand's exclusive agencies. Beginning February 2013, Allstate brand customers are immediately assigned an Allstate agency relationship at the time of purchase. The majority of Allstate brand customers who purchased their policies directly through contact centers and the internet prior to February 2013 were assigned an Allstate exclusive agency relationship in the second quarter of 2013.

       Other personal lines sold under the Allstate brand include renter, condominium, landlord, boat, umbrella and manufactured home insurance policies. Commercial lines include commercial products for small business owners. Other business lines include Allstate Roadside Services that provides roadside assistance products, Allstate Dealer

Services that provides service contracts and other products sold in conjunction with auto lending and vehicle sales transactions, and Ivantage insurance agency.

       Our strategy for the Encompass brand centers around a highly differentiated offering which simplifies the insurance experience by packaging a product with broader coverage and higher limits into a single annual household ("Package") policy with one premium, one bill, one policy deductible and one renewal date. It appeals to consumers with broad personal lines coverage needs who prefer an independent agent. As part of its Package policy strategy, Encompass is focused on engaging independent agencies through superior claims service, ease of doing business initiatives, product innovation, greater compensation alignment, and by de-emphasizing mono-line auto and homeowners products.

       Our strategy for the Esurance brand focuses on self-directed and web-savvy consumers. To best serve these customers, Esurance develops its technology, website and mobile capabilities to continuously improve its hassle-free purchase and claims experience and offer innovative product options and features. Esurance's DriveSenseTM program enables participating customers to be eligible for discounts based on driving performance as measured by a device installed temporarily in the vehicle. Esurance's DriveSafeTM program is designed to help parents coach teens on safe driving by providing customizable driving statistics and the ability to limit cell phone use while the car is in motion, all controlled by a device installed in the vehicle. Esurance continues to develop additional products to complement its auto line of business and provide a more comprehensive solution to its customers. Esurance expanded its renter product from 5 to 16 states, expanded auto from 35 to 41 states, introduced its motorcycle product in 6 states and introduced its homeowners product in 3 states during 2013. Esurance continues to focus on increasing its preferred driver mix, while raising advertising investment and marketing effectiveness to support growth.

       Answer Financial, an independent personal lines insurance agency, serves self-directed, brand-neutral consumers who want a choice between insurance carriers and offers comparison quotes for auto and homeowners insurance from approximately 25 insurance companies through its website and over the phone. It receives fee income for this service.

       Our pricing and underwriting strategies and decisions for all of our brands are primarily designed to achieve appropriate returns along with enhancing our competitive position. Our sophisticated pricing uses a number of risk evaluation factors including insurance scoring, to the extent permissible by applicable law, based on information that is obtained from credit reports, and other factors. A pricing strategy involves marketplace pricing and underwriting decisions that are based on these risk evaluation models and an evaluation of competitors. Our sophisticated pricing methodology allows us to attract and retain multiple risk segments. A combination of underwriting information, pricing and discounts are used to achieve a more competitive position.

       We continue to manage our property catastrophe exposure with the goal of providing shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings. Our property business includes personal homeowners, commercial property and other property insurance lines. As of December 31, 2013, we have less than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. The use of different assumptions and updates to industry models, and updates to our risk transfer program, could materially change the projected loss. Our growth strategies include areas previously restricted where we believe we can earn an appropriate return for the risk and as a result our exposure may increase, but remain lower than $2 billion as noted above. In addition, we have exposure to severe weather events which impact catastrophe losses.

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

Allstate Protection outlook

  •
  Allstate Protection will continue to focus on its strategy of offering differentiated products and services to our customers while maintaining pricing discipline.
  •
  We expect that volatility in the level of catastrophes we experience will contribute to variation in our underwriting results; however, this volatility will be mitigated due to our catastrophe management actions, including the purchase of reinsurance.
  •
  We will continue to improve the efficiencies of our operations and cost structure.
  •
  We will invest in building long-term growth platforms.

       Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Consolidated Statements of Financial Position.

       The following table shows the unearned premium balance as of December 31 and the timeframe in which we expect to recognize these premiums as earned.

($ in millions)			% earned after
	2013	2012	Three months	Six months	Nine months	Twelve months
Allstate brand:
Auto	$4,533	$4,388	70.9%	96.3%	99.1%	100.0%
Homeowners	3,496	3,396	43.4%	75.5%	94.2%	100.0%
Other personal lines (1)	819	808	43.5%	75.5%	94.1%	100.0%
Commercial lines	236	226	43.7%	75.0%	93.9%	100.0%
Other business lines (2)	468	336	21.7%	36.5%	48.5%	57.9%

Total Allstate brand	9,552	9,154	55.5%	83.6%	94.3%	97.9%

Encompass brand:
Auto	335	321	43.5%	75.3%	94.0%	100.0%
Homeowners	253	222	43.4%	75.4%	94.1%	100.0%
Other personal lines	54	50	43.8%	75.6%	94.1%	100.0%

Total Encompass brand	642	593	43.4%	75.3%	94.1%	100.0%

Esurance brand:
Auto	328	265	73.8%	98.6%	99.7%	100.0%
Other personal lines	1	—	43.5%	75.5%	94.2%	100.0%

Total Esurance brand	329	265	73.7%	98.5%	99.6%	100.0%

Allstate Protection unearned premiums	$10,523	$10,012	54.8%	83.0%	94.3%	98.1%

(1)
Other personal lines include renter, condominium, landlord and other personal lines.
(2)
Other business lines include Allstate Roadside Services, Allstate Dealer Services and other business lines.

       A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	2013	2012	2011
Premiums written:
Allstate Protection	$28,164	$27,026	$25,981
Discontinued Lines and Coverages	—	1	(1)

Property-Liability premiums written	28,164	27,027	25,980
Increase in unearned premiums	(572)	(322)	(33)
Other	26	32	(5)

Property-Liability premiums earned	$27,618	$26,737	$25,942

Premiums earned:
Allstate Protection	$27,618	$26,737	$25,942
Discontinued Lines and Coverages	—	—	—

Property-Liability	$27,618	$26,737	$25,942

       Premiums written by brand are shown in the following table.

($ in millions)	Allstate brand			Encompass brand			Esurance brand			Allstate Protection
	2013	2012	2011	2013	2012	2011	2013	2012	2011 (1)	2013	2012	2011
Auto	$16,752	$16,398	$16,478	$641	$618	$605	$1,308	$1,024	$181	$18,701	$18,040	$17,264
Homeowners	6,289	6,060	5,893	461	398	362	—	—	—	6,750	6,458	6,255
Other personal lines	1,539	1,515	1,484	104	97	90	2	—	—	1,645	1,612	1,574

Subtotal – Personal lines	24,580	23,973	23,855	1,206	1,113	1,057	1,310	1,024	181	27,096	26,110	25,093
Commercial lines	466	454	472	—	—	—	—	—	—	466	454	472
Other business lines	602	462	416	—	—	—	—	—	—	602	462	416

Total	$25,648	$24,889	$24,743	$1,206	$1,113	$1,057	$1,310	$1,024	$181	$28,164	$27,026	$25,981

(1)
Represents period from October 7, 2011 to December 31, 2011.

       Premiums earned by brand are shown in the following table.

($ in millions)	Allstate brand			Encompass brand			Esurance brand			Allstate Protection
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Auto	$16,578	$16,352	$16,476	$626	$609	$622	$1,245	$967	$201	$18,449	$17,928	$17,299
Homeowners	6,183	5,980	5,835	430	379	365	—	—	—	6,613	6,359	6,200
Other personal lines	1,527	1,501	1,475	100	93	91	2	—	—	1,629	1,594	1,566

Subtotal – Personal lines	24,288	23,833	23,786	1,156	1,081	1,078	1,247	967	201	26,691	25,881	25,065
Commercial lines	456	462	495	—	—	—	—	—	—	456	462	495
Other business lines	471	394	382	—	—	—	—	—	—	471	394	382

Total	$25,215	$24,689	$24,663	$1,156	$1,081	$1,078	$1,247	$967	$201	$27,618	$26,737	$25,942

       Premium measures and statistics that are used to analyze the business are calculated and described below.

  •
  PIF:    Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.
  •
  Average premium-gross written ("average premium"):    Gross premiums written divided by issued item count. Gross premiums written include the impacts from discounts, surcharges and ceded reinsurance premiums and exclude the impacts from mid-term premium adjustments and premium refund accruals. Average premiums represent the appropriate policy term for each line. Allstate and Esurance brands are 6 months for auto and 12 months for homeowners. Encompass brand is 12 months for auto and homeowners.
  •
  Renewal ratio:    Renewal policies issued during the period, based on contract effective dates, divided by the total policies issued 6 months prior for auto (12 months prior for Encompass brand) or 12 months prior for homeowners.
  •
  New issued applications:    Item counts of automobiles or homeowners insurance applications for insurance policies that were issued during the period, regardless of whether the customer was previously insured by another Allstate Protection brand. Does not include automobiles that are added by existing customers.

       Auto premiums written totaled $18.70 billion in 2013, a 3.7% increase from $18.04 billion in 2012, following a 4.5% increase in 2012 from $17.26 billion in 2011.

	Allstate brand				Encompass brand			Esurance brand
	2013	2012	2011		2013	2012	2011	2013	2012	2011
PIF (thousands)	19,362	19,084	19,328		774	731	695	1,286	1,029	786
Average premium (1)	$468	$458	$452		$880	$890	$914	$485	$493	N/A
Renewal ratio (%)	88.6	87.9	87.9		78.7	75.8	69.5	80.7	80.5	78.5
Approved rate changes (2):
# of states	39	42	35		29	31	19	31	29	N/A
Countrywide (%) (3)	1.9	3.0	4.7		5.9	4.1	3.5	4.8	4.4	N/A
State specific (%) (4)(5)	3.2	5.0	8.3	(6)	7.0	5.2	6.1	6.5	5.6	N/A

(1)
Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.
(2)
Rate changes that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued. Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges that result in no change in the overall rate level in the state. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state. Rate changes for Allstate brand exclude Canada and specialty auto.
(3)
Represents the impact in the states where rate changes were approved during the period as a percentage of total countrywide prior year-end premiums written.
(4)
Represents the impact in the states where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those states.
(5)
Based on historical premiums written in those states, rate changes approved for auto totaled $379 million, $539 million and $780 million in 2013, 2012 and 2011, respectively.
(6)
2011 includes the impact of Florida rate increases averaging 18.6% and New York rate increases averaging 11.2% taken across multiple companies.

N/A reflects not available.

       Allstate brand auto premiums written totaled $16.75 billion in 2013, a 2.2% increase from $16.40 billion in 2012. Factors impacting premiums written were the following:

  –
  1.5% increase in PIF as of December 31, 2013 compared to December 31, 2012.
  –
  12.5% increase in new issued applications to 2,749 thousand in 2013 from 2,443 thousand in 2012.
  –
  2.2% increase in average premium in 2013 compared to 2012.
  –
  0.7 point increase in the renewal ratio in 2013 compared to 2012.

       In 2013, the Ontario government gave the Financial Services Commission of Ontario the authority to implement an average reduction of premium rates by 15%. Regulator approval of the rate filings remains pending and is not expected to be finalized until early 2014. The rate reductions are expected to be effective for new business in the second half of 2014 and renewal contracts in late 2014. They are estimated to reduce premiums written by approximately $45 million and premiums earned by approximately $15 million in 2014.

       Allstate brand auto premiums written totaled $16.40 billion in 2012, a 0.5% decrease from $16.48 billion in 2011. Factors impacting premiums written were the following:

  –
  1.3% decrease in PIF as of December 31, 2012 compared to December 31, 2011 due to fewer new issued applications and fewer policies available to renew.
  –
  3.6% decrease in new issued applications to 2,443 thousand in 2012 from 2,534 thousand in 2011.
  –
  1.3% increase in average premium in 2012 compared to 2011.
  –
  the renewal ratio in 2012 was comparable to 2011.

       Encompass brand auto premiums written totaled $641 million in 2013, a 3.7% increase from $618 million in 2012. The increase was primarily due to a 5.9% increase in PIF as of December 31, 2013 compared to December 31, 2012 and actions taken to enhance the Package policy. New issued applications increased 9.2% to 155 thousand in 2013 from 142 thousand in 2012. The renewal ratio increased 2.9 points in 2013 compared to 2012. Encompass discontinued writing new auto business in Florida in September 2012 and non-renewals began in February 2013.

       Encompass brand auto premiums written totaled $618 million in 2012, a 2.1% increase from $605 million in 2011. The increase was primarily due to a 5.2% increase in PIF as of December 31, 2012 compared to December 31, 2011 and actions taken to enhance the Package policy. New issued applications increased 25.7% to 142 thousand in 2012 from 113 thousand in 2011 primarily due to increases in efforts to improve agency engagement. The renewal ratio increased 6.3 points in 2012 compared to 2011 driven primarily by retaining more Package business as a result of our household-focused strategy.

       Esurance brand auto premiums written totaled $1.31 billion in 2013, a 27.7% increase from $1.02 billion in 2012. The increase was primarily due to a 25.0% increase in PIF as of December 31, 2013 compared to December 31, 2012. New issued applications increased 23.5% to 747 thousand in 2013 from 605 thousand in 2012. Growth in new issued applications was driven by increased advertising, which resulted in an increase in quotes. Our conversion rate was comparable to the prior year. The renewal ratio increased 0.2 points in 2013 compared to 2012.

       Esurance brand auto premiums written totaled $1.02 billion in 2012. Esurance brand auto premiums written totaled $181 million in 2011 for the period from the October 7, 2011 acquisition date to December 31, 2011. PIF increased 30.9% as of December 31, 2012 compared to December 31, 2011.

       Homeowners premiums written totaled $6.75 billion in 2013, a 4.5% increase from $6.46 billion in 2012, following a 3.2% increase in 2012 from $6.26 billion in 2011. Excluding the cost of catastrophe reinsurance, premiums written increased 3.4% in 2013 compared to 2012. For a more detailed discussion on reinsurance, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A and Note 11 of the consolidated financial statements.

	Allstate brand				Encompass brand
	2013	2012	2011		2013	2012		2011
PIF (thousands)	6,077	6,213	6,588		356	327		306
Average premium (12 months)	$1,115	$1,074	$991		$1,374	$1,311		$1,297
Renewal ratio (%) (12 months)	87.7	87.4	88.4		86.6	83.3		79.8
Approved rate changes (1):
# of states	41	42	41	(3)	31	33	(3)	27	(3)
Countrywide (%)	3.6	6.3	8.6		7.4	6.0		3.1
State specific (%) (2)	5.2	8.6	11.0		8.2	6.4		4.1

(1)
Includes rate changes approved based on our net cost of reinsurance. Rate changes for Allstate brand exclude Canada.
(2)
Based on historical premiums written in those states, rate changes approved for homeowners totaled $254 million, $412 million and $533 million in 2013, 2012 and 2011, respectively.
(3)
Includes Washington D.C.

       Allstate brand homeowners premiums written totaled $6.29 billion in 2013, a 3.8% increase from $6.06 billion in 2012. Factors impacting premiums written were the following:

  –
  2.2% decrease in PIF as of December 31, 2013 compared to December 31, 2012 due to fewer policies available to renew.
  –
  31.6% increase in new issued applications to 625 thousand in 2013 from 475 thousand in 2012.
  –
  3.8% increase in average premium in 2013 compared to 2012 primarily due to rate changes.
  –
  0.3 point increase in the renewal ratio in 2013 compared to 2012.
  –
  $56 million decrease in the cost of our catastrophe reinsurance program to $425 million in 2013 from $481 million in 2012.

       For Allstate brand homeowners, we continue to address rate adequacy and improve underwriting and claim effectiveness. Our primary focus continues to be on improving returns in our homeowners business which is progressing as expected. The rate of PIF decline continues to moderate due to several factors including:

  –
  Selectively entering areas previously closed to new business where we believe we will earn an appropriate return for the risk.
  –
  Continued rollout of our Allstate House and Home product which provides options of coverage for roof damage including graduated coverage and pricing based on roof type and age. Allstate House and Home accounted for 75% of Allstate brand homeowners new issued applications in 2013. House and Home has been rolled out in 27 states, making it available to approximately 60% of the U.S. population as of December 31, 2013. States with House and Home show new business growth greater than the countrywide average.
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

       Allstate brand homeowners premiums written totaled $6.06 billion in 2012, a 2.8% increase from $5.89 billion in 2011. Factors impacting premiums written were the following:

  –
  5.7% decrease in PIF as of December 31, 2012 compared to December 31, 2011 due to fewer policies available to renew and fewer new issued applications.
  –
  2.5% decrease in new issued applications to 475 thousand in 2012 from 487 thousand in 2011 due to new business underwriting restrictions in certain states.
  –
  8.4% increase in average premium in 2012 compared to 2011 primarily due to rate changes.
  –
  1.0 point decrease in the renewal ratio in 2012 compared to 2011.
  –
  $14 million decrease in the cost of our catastrophe reinsurance program to $481 million in 2012 from $495 million in 2011.

       Encompass brand homeowners premiums written totaled $461 million in 2013, a 15.8% increase from $398 million in 2012. The increase was primarily due to an 8.9% increase in PIF as of December 31, 2013 compared to December 31, 2012 and actions taken to enhance the Package policy. New issued applications increased 12.9% to 79 thousand in 2013 from 70 thousand in 2012. The renewal ratio increased 3.3 points in 2013 compared to 2012.

       Encompass brand homeowners premiums written totaled $398 million in 2012, a 9.9% increase from $362 million in 2011. The increase was primarily due to a 6.9% increase in PIF as of December 31, 2012 compared to December 31, 2011 and actions taken to enhance the Package policy. New issued applications increased 40.0% to 70 thousand in 2012 from 50 thousand in 2011. The renewal ratio increased 3.5 points in 2012 compared to 2011 driven primarily by retaining more package business.

       Other personal lines    Allstate brand other personal lines premiums written totaled $1.54 billion in 2013, a 1.6% increase from $1.52 billion in 2012, following a 2.1% increase in 2012 from $1.48 billion in 2011. The increase in 2013 primarily relates to renter and condominium insurance.

       Commercial lines premiums written totaled $466 million in 2013, a 2.6% increase from $454 million in 2012, following a 3.8% decrease in 2012 from $472 million in 2011.

       Other business lines premiums written totaled $602 million in 2013, a 30.3% increase from $462 million in 2012, following an 11.1% increase in 2012 from $416 million in 2011. The increase in 2013 is primarily due to increased sales of vehicle service contracts at Allstate Dealer Services and new and expanded partnerships where Allstate Roadside Services provides roadside assistance to the partners' customer base.

       Underwriting results are shown in the following table.

($ in millions)	2013	2012	2011
Premiums written	$28,164	$27,026	$25,981

Premiums earned	$27,618	$26,737	$25,942
Claims and claims expense	(17,769)	(18,433)	(20,140)
Amortization of DAC	(3,674)	(3,483)	(3,477)
Other costs and expenses	(3,751)	(3,534)	(3,139)
Restructuring and related charges	(63)	(34)	(43)

Underwriting income (loss)	$2,361	$1,253	$(857)

Catastrophe losses	$1,251	$2,345	$3,815

Underwriting income (loss) by line of business
Auto	$668	$469	$663
Homeowners	1,422	690	(1,331)
Other personal lines	198	(10)	(188)
Commercial lines	41	51	(14)
Other business lines	51	77	20
Answer Financial	(19)	(24)	(7)

Underwriting income (loss)	$2,361	$1,253	$(857)

Underwriting income (loss) by brand
Allstate brand	$2,551	$1,539	$(660)
Encompass brand	47	(70)	(146)
Esurance brand	(218)	(192)	(44)
Answer Financial	(19)	(24)	(7)

Underwriting income (loss)	$2,361	$1,253	$(857)

       Allstate Protection had underwriting income of $2.36 billion in 2013 compared to $1.25 billion in 2012, primarily due to increases in underwriting income in homeowners and auto, and underwriting income in other personal lines in 2013 compared to an underwriting loss in 2012. Homeowners underwriting income was $1.42 billion in 2013 compared to $690 million in 2012, primarily due to decreased catastrophe losses, decreased loss costs excluding catastrophe losses and increased premiums earned, partially offset by lower favorable reserve reestimates and higher expenses. Other personal lines underwriting income was $198 million in 2013 compared to an underwriting loss of $10 million in 2012, primarily due to decreased catastrophe losses, decreased loss costs excluding catastrophe losses, increased premiums earned and lower unfavorable reserve reestimates, partially offset by higher expenses. Auto underwriting income was $668 million in 2013 compared to $469 million in 2012, primarily due to increased premiums earned and decreased catastrophe losses including favorable Sandy reserve reestimates, partially offset by higher incurred losses excluding catastrophe losses, higher expenses and lower favorable reserve reestimates.

       Allstate Protection had underwriting income of $1.25 billion in 2012 compared to an underwriting loss of $857 million in 2011, primarily due to underwriting income in homeowners in 2012 compared to an underwriting loss in 2011 and a decrease in underwriting loss in other personal lines in 2012 compared to 2011, partially offset by a decrease in auto underwriting income. Homeowners underwriting income was $690 million in the 2012 compared to an underwriting loss of $1.33 billion in 2011, primarily due to decreases in catastrophe losses and average earned premiums increasing faster than loss costs, partially offset by higher expenses. Other personal lines underwriting loss was $10 million in 2012 compared to $188 million in 2011, primarily due to decreased catastrophe losses and lower unfavorable reserve reestimates. Auto underwriting income decreased $194 million to $469 million in 2012 from $663 million in 2011 primarily due to the inclusion of a full year of Esurance brand's underwriting losses in 2012 and increases in catastrophe losses.

       Catastrophe losses were $1.25 billion in 2013 compared to $2.35 billion in 2012 and $3.82 billion in 2011.

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

       Catastrophe losses by the size of event are shown in the following table.

($ in millions)	2013
	Number of events		Claims and claims expense			Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
$101 million to $250 million	2	2.6%	$297		23.7%	1.1	$149
$50 million to $100 million	5	6.6	386		30.9	1.4	77
Less than $50 million	69	90.8	656		52.4	2.3	10

Total	76	100.0%	1,339		107.0	4.8	18

Prior year reserve reestimates			(88	) (1)	(7.0)	(0.3)

Total catastrophe losses			$1,251		100.0%	4.5

(1)
Reserve reestimates related to Sandy in 2013 totaled $42 million favorable, including $52 million favorable for auto, $29 million unfavorable for homeowners and $19 million favorable for other personal lines.

       Catastrophe losses by the type of event are shown in the following table.

($ in millions)	2013		2012		2011
		Number of events		Number of events		Number of events
Hurricanes/Tropical storms	$14	1	$1,200	3	$619	3
Tornadoes	169	3	297	5	1,234	7
Wind/Hail	1,089	64	1,198	64	1,775	68
Wildfires	41	5	53	11	67	9
Other events	26	3	7	1	250	4

Prior year reserve reestimates	(88)		(410)		(130)

Total catastrophe losses	$1,251	76	$2,345	84	$3,815	91

       Catastrophe losses, including prior year reserve reestimates, excluding hurricanes named or numbered by the National Weather Service, fires following earthquakes and earthquakes totaled $1.35 billion, $1.32 billion and $3.30 billion in 2013, 2012 and 2011, respectively.

       Combined ratio    Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.

	Ratio (1)			Effect of catastrophe losses on combined ratio			Effect of prior year reserve reestimates on combined ratio			Effect of business combination expenses and the amortization of purchased intangible assets on combined ratio
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Allstate brand loss ratio:
Auto	68.5	70.3	70.2	1.0	3.8	2.5	(1.2)	(2.1)	(2.4)
Homeowners	53.4	64.1	98.0	15.6	23.2	50.0	—	(5.2)	(1.2)
Other personal lines	58.6	72.3	84.5	3.5	12.3	19.1	1.8	2.2	7.2
Commercial lines	60.7	60.4	74.7	0.4	0.6	7.7	(7.9)	(10.4)	(0.8)
Total Allstate brand loss ratio	63.6	68.3	77.3	4.7	8.9	14.8	(0.9)	(2.7)	(1.5)
Allstate brand expense ratio	26.3	25.5	25.4	—	—	—	—	—	—	—	—	—

Allstate brand combined ratio	89.9	93.8	102.7	4.7	8.9	14.8	(0.9)	(2.7)	(1.5)	—	—	—

Encompass brand loss ratio:
Auto	73.5	78.5	82.0	0.3	3.6	1.8	(4.8)	(3.9)	2.3
Homeowners	56.3	76.5	88.5	12.6	28.8	39.7	(1.2)	(3.2)	0.3
Other personal lines	54.0	67.7	83.5	4.0	5.4	9.9	(8.0)	(9.7)	—
Total Encompass brand loss ratio	65.4	76.9	84.3	5.2	12.6	15.3	(3.7)	(4.2)	1.4
Encompass brand expense ratio	30.5	29.6	29.2	—	—	—	—	—	—	—	—	—

Encompass brand combined ratio	95.9	106.5	113.5	5.2	12.6	15.3	(3.7)	(4.2)	1.4	—	—	—

Esurance brand loss ratio:
Auto	78.5	77.2	78.1	0.9	1.6	—	—	—	—
Other personal lines	50.0	—	—	—	—	—	—	—	—
Total Esurance brand loss ratio	78.5	77.2	78.1	0.9	1.6	—	—	—	—
Esurance brand expense ratio	39.0	42.7	43.8	—	—	—	—	—	—	4.9	10.1	20.9

Esurance brand combined ratio	117.5	119.9	121.9	0.9	1.6	—	—	—	—	4.9	10.1	20.9

Allstate Protection loss ratio	64.4	68.9	77.6	4.5	8.8	14.7	(1.0)	(2.7)	(1.4)
Allstate Protection expense ratio	27.1	26.4	25.7	—	—	—	—	—	—	0.3	0.5	0.2

Allstate Protection combined ratio	91.5	95.3	103.3	4.5	8.8	14.7	(1.0)	(2.7)	(1.4)	0.3	0.5	0.2

(1)
Ratios are calculated using the premiums earned for the respective line of business.

       Auto loss ratio for the Allstate brand decreased 1.8 points in 2013 compared to 2012, primarily due to lower catastrophe losses, partially offset by lower favorable reserve reestimates. Auto loss ratio for the Allstate brand increased 0.1 points in 2012 compared to 2011 primarily due to higher catastrophe losses and lower favorable reserve reestimates.

       Claim frequencies in the bodily injury and property damage coverages decreased 1.1% and increased 0.3% in 2013, respectively, compared to 2012. Frequencies in both coverages continue to perform within the historical ranges. Bodily injury and property damage coverage paid claim severities increased 3.8% and 1.8% in 2013, respectively, compared to 2012. Bodily injury severity in 2013 is showing only moderate growth compared to the historical Consumer Price Index ("CPI") trends after adjusting for geographic mix, age of claims and policy limit shifts. Claim frequencies in the bodily injury and property damage coverages decreased 1.7% and 2.6% in 2012, respectively, compared to 2011. Bodily injury and property damage coverage paid claim severities increased 3.6% and 3.0% in 2012, respectively, compared to 2011. In 2012, severity increased in line with historical CPI trends.

       Encompass brand auto loss ratio decreased 5.0 points in 2013 compared to 2012, due to lower catastrophe losses, a higher mix of preferred insureds and higher favorable reserve reestimates. Encompass is focused on profitability management actions which include changing its geographic footprint and increasing rates in certain geographies. Encompass brand auto loss ratio decreased 3.5 points in 2012 compared to 2011 primarily due to favorable reserve reestimates, partially offset by higher catastrophe losses.

       Esurance brand auto loss ratio increased 1.3 points in 2013 compared to 2012, primarily due to increases in the volume of new business, increased utilization of price discounts and higher unallocated loss adjustment expense, partially offset by lower catastrophe losses. Esurance is focused on profitability management actions, including raising rates and tightening underwriting practices. These actions have contributed to deceleration in the rate of growth in the second half of 2013 compared to the first half of 2013. They could also lead to lower growth in new issued applications and a decrease in the conversion rate. Esurance brand auto loss ratio decreased 0.9 points in 2012 compared to 2011. In 2012, Esurance implemented a number of profitability management actions, including rate increases in 23 out of 30 states, and underwriting actions in Florida and Michigan.

       Homeowners loss ratio for the Allstate brand decreased 10.7 points to 53.4 in 2013 from 64.1 in 2012, primarily due to lower catastrophe losses, decreased loss costs excluding catastrophe losses and increased premiums earned. Claim frequency excluding catastrophe losses decreased 0.3% in 2013 compared to 2012. Paid claim severity excluding catastrophe losses decreased 0.2% in 2013 compared to 2012. Homeowners loss ratio for the Allstate brand decreased 33.9 points to 64.1 in 2012 from 98.0 in 2011 primarily due to lower catastrophe losses and average earned premiums increasing faster than loss costs. Claim frequency excluding catastrophe losses decreased 8.8% in 2012 compared to 2011. Paid claim severity excluding catastrophe losses increased 3.0% in 2012 compared to 2011.

       Encompass brand homeowners loss ratio decreased 20.2 points in 2013 compared to 2012, primarily due to lower catastrophe losses. Excluding the impact of catastrophe losses, the Encompass brand homeowners loss ratio decreased 4.0 points in 2013 compared to 2012. Encompass brand homeowners loss ratio decreased 12.0 points in 2012 compared to 2011 primarily due to lower catastrophe losses and favorable reserve reestimates.

       Expense ratio for Allstate Protection increased 0.7 points in 2013 compared to 2012. The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Allstate brand			Encompass brand			Esurance brand			Allstate Protection
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Amortization of DAC	13.6	13.2	13.3	18.3	17.5	17.4	2.7	2.5	0.5	13.3	12.9	13.3
Advertising expenses	2.8	2.7	3.0	0.4	0.5	0.1	14.8	15.4	10.9	3.2	3.1	2.9
Business combination expenses and amortization of purchased intangible assets	—	—	—	—	—	—	4.9	10.1	20.9	0.3	0.5	0.2
Other costs and expenses	9.7	9.5	8.9	11.5	11.6	11.7	16.6	14.7	11.5	10.1	9.8	9.1
Restructuring and related charges	0.2	0.1	0.2	0.3	—	—	—	—	—	0.2	0.1	0.2

Total expense ratio	26.3	25.5	25.4	30.5	29.6	29.2	39.0	42.7	43.8	27.1	26.4	25.7

       Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate exclusive agent remuneration comprises a base commission, variable compensation and a bonus. Agent commissions and bonus were higher in 2013 compared to 2012. Variable compensation has two components: agency success factors (local presence, Allstate Financial product sales and licensed staff), which must be achieved in order to qualify for the second component, customer experience (customer satisfaction survey). In addition, a bonus that is a percentage of premiums can be earned by agents. To qualify for the bonus, agents must achieve a loss ratio and an amount of sales of Allstate Financial products. The bonus is earned by increases in multi-line households and increases in Property-Liability policies in force and Allstate Financial policies in force.

       The Encompass brand DAC amortization is higher on average than Allstate brand DAC amortization due to higher commission rates paid to independent agencies. Since Esurance uses a direct distribution model, its primary acquisition-related costs are advertising as opposed to commissions for the Allstate and Encompass brands. Advertising costs are not capitalized as DAC while commission costs are capitalized as DAC. As a result, the Esurance expense and combined ratios will be higher during periods of growth since the expenses will be recognized prior to the premium earned. Based on our analysis, Esurance's acquisition costs, primarily advertising, are in line with other distribution channels when considering the cumulative earned premiums of policies sold. The Esurance brand expense ratio is higher than Allstate and Encompass brands due to business combination expenses and amortization of purchased intangible assets. Purchased intangible assets are amortized on an accelerated basis with over 80% of the amortization taking place by 2016.

       Other costs and expenses increased in 2013 compared to 2012, primarily due to higher technology related costs and increased expenses at Esurance. Esurance has been developing additional products to complement its auto line of business and provide a more comprehensive solution to its customers. In addition, Esurance is investing in geographic expansion of its products. Esurance expanded its renters product from 5 to 16 states, expanded auto from 35 to 41 states, introduced its motorcycle product in 6 states, and introduced its homeowners product in 3 states during 2013. These expansion initiatives, some of which commenced in the prior year, contributed approximately 2 points to the expense ratio and are expected to continue in 2014. Other costs and expenses for Esurance also includes certain costs relating to the acquisition of new business, such as salaries of telephone sales personnel and other underwriting costs, which increased in 2013 in connection with the growth in new business.

       Restructuring and related charges were $63 million in 2013, primarily related to the technology organization, which is changing its organizational structure by leveraging centralization, global sourcing and automation to meet contemporary business needs; the closure of a contact center; and claim office consolidation.

       We have taken actions to reduce our future cost structure, including changes to our employee pension and other postretirement benefit offerings announced in July 2013 and the restructuring items noted above. We expect the Allstate Protection expense ratio will decline over time.

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

($ in millions)	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2013	2012	2013	2012	2013	2012	2013	2012
Auto	$582	$531	$62	$54	$8	$7	$652	$592
Homeowners	484	436	42	36	—	—	526	472
Other personal lines	108	97	9	7	—	—	117	104
Commercial lines	31	29	—	—	—	—	31	29
Other business lines	299	199	—	—	—	—	299	199

Total DAC	$1,504	$1,292	$113	$97	$8	$7	$1,625	$1,396

Catastrophe management

       Historical catastrophe experience    For the last ten years, the average annual impact of catastrophes on our Property-Liability loss ratio was 9.5 points. The average annual impact of catastrophes on the homeowners loss ratio for the last ten years was 33.6 points.

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

  •
  Continuing to not offer new homeowners business in certain coastal states.
  •
  Increased capacity in our brokerage platform for customers not offered a renewal.
  •
  North Light expanded to 2 new states in 2013, bringing the total number of active states to 33.
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

  •
  We have additional catastrophe exposure, beyond the property lines, for auto customers who have purchased physical damage coverage. Auto physical damage coverage generally includes coverage for flood-related loss. We manage this additional exposure through inclusion of auto losses in our nationwide reinsurance program (which excludes New Jersey and Florida). New Jersey auto losses are included in our New Jersey reinsurance program commencing in 2013.

Hurricanes

       We consider the greatest areas of potential catastrophe losses due to hurricanes generally to be major metropolitan centers in counties along the eastern and gulf coasts of the United States. Usually, the average premium on a property policy near these coasts is greater than in other areas. However, average premiums are often not considered commensurate with the inherent risk of loss. In addition and as explained in Note 15 of the consolidated financial statements, in various states Allstate is subject to assessments from assigned risk plans, reinsurance facilities and joint underwriting associations providing insurance for wind related property losses.

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

       We expect to retain approximately 30,000 PIF with earthquake coverage due to regulatory and other reasons. We also will continue to have exposure to earthquake risk on certain policies that do not specifically exclude coverage for earthquake losses, including our auto policies, and to fires following earthquakes. Allstate policyholders in the state of California are offered coverage through the CEA, a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage. Allstate is subject to assessments from the CEA under certain circumstances as explained in Note 15 of the consolidated financial statements.

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

Reinsurance

       A description of our current catastrophe reinsurance program appears in Note 11 of the consolidated financial statements.

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

       Summarized underwriting results for the years ended December 31 are presented in the following table.

($ in millions)	2013	2012	2011
Premiums written	$—	$1	$(1)

Premiums earned	$—	$—	$—
Claims and claims expense	(142)	(51)	(21)
Operating costs and expenses	(1)	(2)	(4)

Underwriting loss	$(143)	$(53)	$(25)

       Underwriting losses of $143 million in 2013 related to a $74 million unfavorable reestimate of asbestos reserves, a $30 million unfavorable reestimate of environmental reserves and a $30 million unfavorable reestimate of other exposure reserves, primarily as a result of our annual review using established industry and actuarial best practices, partially offset by a $1 million decrease in our allowance for future uncollectable reinsurance. The cost of administering claims settlements totaled $13 million for 2013 and $11 million for each of 2012 and 2011.

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

PROPERTY-LIABILITY INVESTMENT RESULTS

       Net investment income    The following table presents net investment income.

($ in millions)	2013	2012	2011
Fixed income securities	$912	$1,073	$1,110
Equity securities	136	118	114
Mortgage loans	20	21	8
Limited partnership interests (1)	365	188	39
Short-term investments	3	4	3
Other	38	14	3

Investment income, before expense	1,474	1,418	1,277
Investment expense	(99)	(92)	(76)

Net investment income	$1,375	$1,326	$1,201

(1)
Income from EMA limited partnerships is reported in net investment income in 2013 and 2012 and realized capital gains and losses in 2011.

       The average pre-tax investment yields for the years ended December 31 are presented in the following table. Pre-tax yield is calculated as annualized investment income before investment expense (including dividend income in the case of equity securities) divided by the average of the investment balances at the end of each quarter during the year. Investment balances, for purposes of the pre-tax yield calculation, exclude unrealized capital gains and losses.

	2013	2012	2011
Fixed income securities: tax-exempt	3.4%	4.3%	4.8%
Fixed income securities: tax-exempt equivalent	5.0	6.3	7.0
Fixed income securities: taxable	3.2	3.7	3.8
Equity securities	3.8	3.5	2.8
Mortgage loans	4.2	4.3	4.0
Limited partnership interests	12.2	6.3	5.6
Total portfolio	4.0	3.9	3.9

       Net investment income increased 3.7% to $1.38 billion in 2013 from $1.33 billion in 2012, after increasing 10.4% in 2012 compared to 2011. The 2013 increase was primarily due to higher limited partnership income, average investment balances and equity dividends, as well as prepayment fee income and litigation proceeds which together increased income by a total of $18 million in 2013, partially offset by lower fixed income yields. Higher EMA limited partnership income resulted from favorable equity and real estate valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships. The decrease in fixed income yields is primarily due to actions taken to reduce interest rate risk through dispositions of long-duration municipal and corporate fixed income securities and increased investment in floating rate securities and short and intermediate term corporate fixed income securities. While the dispositions generated net realized capital gains, we expect a decline in investment income prospectively due to the lower yield on the reinvestment of proceeds. The 2012 increase was primarily due to income from limited partnerships and higher average investment balances, partially offset by lower fixed income yields.

       Net realized capital gains and losses are presented in the following table.

($ in millions)	2013	2012	2011
Impairment write-downs	$(39)	$(134)	$(250)
Change in intent write-downs	(124)	(31)	(49)

Net other-than-temporary impairment losses recognized in earnings	(163)	(165)	(299)
Sales	706	511	469
Valuation of derivative instruments	(3)	5	(54)
Settlements of derivative instruments	(21)	(16)	(127)
EMA limited partnership income	—	—	96

Realized capital gains and losses, pre-tax	519	335	85
Income tax (expense) benefit	(180)	(114)	(31)

Realized capital gains and losses, after-tax	$339	$221	$54

       For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE RESERVES

       Property-Liability underwriting results are significantly influenced by estimates of property-liability claims and claims expense reserves. For a description of our reserve process, see Note 9 of the consolidated financial statements and for a further description of our reserving policies and the potential variability in our reserve estimates, see the Application of Critical Accounting Estimates section of the MD&A. These reserves are an estimate of amounts necessary to settle all outstanding claims, including IBNR claims, as of the reporting date.

       The facts and circumstances leading to our reestimates of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are likely different than those predicted by the estimated development factors used in prior reserve estimates. As of December 31, 2013, the impact of a reserve reestimation corresponding to a one percent increase or decrease in net reserves would be a decrease or increase of approximately $112 million in net income available to common shareholders.

       We believe the net loss reserves for Allstate Protection exposures are appropriately established based on available facts, technology, laws and regulations.

       The table below shows total net reserves as of December 31 by line of business.

($ in millions)	2013	2012	2011
Allstate brand	$14,225	$14,364	$14,792
Encompass brand	747	807	859
Esurance brand	575	470	429

Total Allstate Protection	15,547	15,641	16,080
Discontinued Lines and Coverages	1,646	1,637	1,707

Total Property-Liability	$17,193	$17,278	$17,787

       The tables below show reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2013, 2012 and 2011, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2013	2012	2011
Allstate brand	$14,364	$14,792	$14,696
Encompass brand	807	859	921
Esurance brand	470	429	—

Total Allstate Protection	15,641	16,080	15,617
Discontinued Lines and Coverages	1,637	1,707	1,779

Total Property-Liability	$17,278	$17,787	$17,396

($ in millions, except ratios)	2013		2012		2011
	Reserve reestimate (1)	Effect on combined ratio (2)	Reserve reestimate (1)	Effect on combined ratio (2)	Reserve reestimate (1)	Effect on combined ratio (2)
Allstate brand	$(220)	(0.8)	$(671)	(2.5)	$(371)	(1.4)
Encompass brand	(43)	(0.2)	(45)	(0.2)	15	—
Esurance brand	—	—	—	—	—	—

Total Allstate Protection	(263)	(1.0)	(716)	(2.7)	(356)	(1.4)
Discontinued Lines and Coverages	142	0.6	51	0.2	21	0.1

Total Property-Liability (3)	$(121)	(0.4)	$(665)	(2.5)	$(335)	(1.3)

Reserve reestimates, after-tax	$(79)		$(432)		$(218)

Consolidated net income available to common shareholders	$2,263		$2,306		$787

Reserve reestimates as a % of consolidated net income available to common shareholders	3.5%		18.7%		27.7%

(1)
Favorable reserve reestimates are shown in parentheses.
(2)
Ratios are calculated using Property-Liability premiums earned.
(3)
Prior year reserve reestimates included in catastrophe losses totaled $88 million favorable in 2013, $410 million favorable in 2012 and $130 million favorable in 2011. The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio totaled 0.3 favorable, 1.5 favorable and 0.5 favorable in 2013, 2012, and 2011, respectively.

Allstate Protection

       The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2013, 2012, and 2011, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2013	2012	2011
Auto	$11,383	$11,404	$11,034
Homeowners	2,008	2,439	2,442
Other personal lines	1,596	1,531	1,422
Commercial lines	627	678	678
Other business lines	27	28	41

Total Allstate Protection	$15,641	$16,080	$15,617

	2013
			2012		2011
($ in millions, except ratios)
	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio
Auto	$(237)	(0.9)	$(365)	(1.4)	$(381)	(1.5)
Homeowners	(5)	—	(321)	(1.2)	(69)	(0.3)
Other personal lines	19	—	24	0.1	106	0.4
Commercial lines	(36)	(0.1)	(48)	(0.2)	(4)	—
Other business lines	(4)	—	(6)	—	(8)	—

Total Allstate Protection	$(263)	(1.0)	$(716)	(2.7)	$(356)	(1.4)

Underwriting income (loss)	$2,361		$1,253		$(857)

Reserve reestimates as a % of underwriting income (loss)	11.1%		57.1%		41.5%

       Auto reserve reestimates in 2013, 2012, and 2011 were primarily due to claim severity development that was better than expected.

       Favorable homeowners reserve reestimates in 2013 were primarily due to favorable non-catastrophe reserve reestimates. Favorable homeowners reserve reestimates in 2012, and 2011 were primarily due to favorable catastrophe reserve reestimates.

       Other personal lines reserve reestimates in 2013, 2012 and 2011 were primarily the result of non-catastrophe loss development higher than anticipated in previous estimates.

       Commercial lines reserve reestimates in 2013, 2012 and 2011 were primarily due to favorable non-catastrophe reserve reestimates.

       Pending, new and closed claims for Allstate Protection are summarized in the following table for the years ended December 31. The decrease in pending claims as of December 31, 2013 compared to December 31, 2012 relates to catastrophes. The increase in pending claims as of December 31, 2012 compared to December 31, 2011 relates to catastrophes, primarily Sandy, for all lines as well as the inclusion of Esurance claims for auto.

Number of claims	2013	2012	2011 (1)
Auto
Pending, beginning of year	472,078	436,972	490,459
New	5,902,746	5,807,557	5,656,687
Total closed	(5,901,121)	(5,772,451)	(5,710,174)

Pending, end of year	473,703	472,078	436,972

Homeowners
Pending, beginning of year	48,418	44,134	51,031
New	711,883	1,003,493	1,214,792
Total closed	(722,881)	(999,209)	(1,221,689)

Pending, end of year	37,420	48,418	44,134

Other personal lines
Pending, beginning of year	42,969	19,866	20,115
New	197,424	282,625	276,865
Total closed	(223,389)	(259,522)	(277,114)

Pending, end of year	17,004	42,969	19,866

Commercial lines
Pending, beginning of year	10,242	11,998	13,272
New	58,697	54,616	56,280
Total closed	(58,517)	(56,372)	(57,554)

Pending, end of year	10,422	10,242	11,998

Other business lines
Pending, beginning of year	—	7	1
New	27	16	64
Total closed	(27)	(23)	(58)

Pending, end of year	—	—	7

Total Allstate Protection
Pending, beginning of year	573,707	512,977	574,878
New	6,870,777	7,148,307	7,204,688
Total closed	(6,905,935)	(7,087,577)	(7,266,589)

Pending, end of year	538,549	573,707	512,977

(1)
Excludes Esurance brand number of claims since not available.

       The following tables reflect the accident years to which the reestimates shown above are applicable by line of business. Favorable reserve reestimates are shown in parentheses.

2013 Prior year reserve reestimates

($ in millions)	2003 & prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
Allstate brand	$56	$5	$(33)	$(44)	$(45)	$(32)	$(59)	$(16)	$(70)	$18	$(220)
Encompass brand	2	1	1	(1)	(1)	(5)	(4)	(4)	(14)	(18)	(43)
Esurance brand	—	—	—	—	—	—	—	—	—	—	—

Total Allstate Protection	58	6	(32)	(45)	(46)	(37)	(63)	(20)	(84)	—	(263)
Discontinued Lines and Coverages	142	—	—	—	—	—	—	—	—	—	142

Total Property- Liability	$200	$6	$(32)	$(45)	$(46)	$(37)	$(63)	$(20)	$(84)	$—	$(121)

2012 Prior year reserve reestimates

($ in millions)	2002 & prior	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
Allstate brand	$102	$(9)	$(10)	$(36)	$11	$(11)	$(36)	$(33)	$(147)	$(502)	$(671)
Encompass brand	—	(1)	—	(12)	(1)	—	(5)	(4)	(14)	(8)	(45)
Esurance brand	—	—	—	—	—	—	—	—	—	—	—

Total Allstate Protection	102	(10)	(10)	(48)	10	(11)	(41)	(37)	(161)	(510)	(716)
Discontinued Lines and Coverages	51	—	—	—	—	—	—	—	—	—	51

Total Property- Liability	$153	$(10)	$(10)	$(48)	$10	$(11)	$(41)	$(37)	$(161)	$(510)	$(665)

2011 Prior year reserve reestimates

($ in millions)	2001 & prior	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
Allstate brand	$123	$16	$26	$8	$5	$7	$—	$(28)	$(150)	$(378)	$(371)
Encompass brand	2	—	(1)	—	1	1	(1)	2	2	9	15

Total Allstate Protection	125	16	25	8	6	8	(1)	(26)	(148)	(369)	(356)
Discontinued Lines and Coverages	21	—	—	—	—	—	—	—	—	—	21

Total Property- Liability	$146	$16	$25	$8	$6	$8	$(1)	$(26)	$(148)	$(369)	$(335)

       Allstate brand prior year reserve reestimates were $220 million favorable in 2013, $671 million favorable in 2012 and $371 million favorable in 2011. In 2013, this was primarily due to severity development that was better than expected and catastrophe reserve reestimates. In 2012, this was primarily due to favorable catastrophe reserve reestimates and severity development that was better than expected. The increased reserves in accident years 2002 & prior is due to a reclassification of injury reserves to older years and reserve strengthening. In 2011, this was primarily due to severity development that was better than expected and favorable catastrophe reserve reestimates. The increased reserves in accident years 2001 & prior is due to a reclassification of injury reserves to older years and reserve strengthening.

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

       The impact of these reestimates on the Allstate brand underwriting income (loss) is shown in the table below.

($ in millions)	2013	2012	2011
Reserve reestimates	$(220)	$(671)	$(371)
Allstate brand underwriting income (loss)	2,551	1,539	(660)
Reserve reestimates as a % of underwriting income (loss)	8.6%	43.6%	56.2%

       Encompass brand prior year reserve reestimates in 2013 and 2012 were related to lower than anticipated claim settlement costs and favorable catastrophe reserve reestimates. Reserve reestimates in 2011 were related to higher than anticipated claim settlement costs.

       The impact of these reestimates on the Encompass brand underwriting income (loss) is shown in the table below.

($ in millions)	2013	2012	2011
Reserve reestimates	$(43)	$(45)	$15
Encompass brand underwriting income (loss)	47	(70)	(146)
Reserve reestimates as a % of underwriting income (loss)	91.5%	64.3%	(10.3)%

       Esurance brand    There were no prior year reserve reestimates for Esurance in 2013 or 2012. However, the Esurance opening balance sheet reserves were reestimated in 2012 resulting in a $13 million reduction in reserves due to lower severity. The adjustment was recorded as a reduction in goodwill and an increase in payables to the seller under the terms of the purchase agreement and therefore had no impact on claims expense or the loss ratio.

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

       Reserve reestimates for the Discontinued Lines and Coverages are shown in the table below.

($ in millions)	2013		2012		2011
	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate
Asbestos claims	$1,026	$74	$1,078	$26	$1,100	$26
Environmental claims	193	30	185	22	201	—
Other discontinued lines	418	38	444	3	478	(5)

Total Discontinued Lines and Coverages	$1,637	$142	$1,707	$51	$1,779	$21

Underwriting loss		$(143)		$(53)		$(25)

Reserve reestimates as a % of underwriting loss		(99.3)%		(96.2)%		(84.0)%

       Reserve additions for asbestos in 2013 were primarily related to a cedent's settlement with a bankrupt insured of asbestos claims in excess of a previously advised amount and loss trends from other claims. Reserve additions for asbestos in 2012 and 2011 were primarily for products related coverage due to increases for the assumed reinsurance portion of discontinued lines where we are reliant on our ceding companies to report claims.

       The reserve additions for environmental in 2013 were primarily related to an adverse court ruling for site-specific disputed coverage. The reserve additions for environmental in 2012 were primarily related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up were more fully determined. Normal environmental claim activity resulted in essentially no change in estimated reserves for 2011.

       The table below summarizes reserves and claim activity for asbestos and environmental claims before (Gross) and after (Net) the effects of reinsurance for the past three years.

($ in millions, except ratios)	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,522	$1,026	$1,607	$1,078	$1,655	$1,100
Incurred claims and claims expense	84	74	34	26	38	26
Claims and claims expense paid	(111)	(83)	(119)	(78)	(86)	(48)

Ending reserves	$1,495	$1,017	$1,522	$1,026	$1,607	$1,078

Annual survival ratio	13.5	12.3	12.8	13.2	18.7	22.5

3-year survival ratio	14.2	14.5	14.1	14.7	13.6	13.6

Environmental claims
Beginning reserves	$241	$193	$225	$185	$248	$201
Incurred claims and claims expense	44	30	32	22	(2)	—
Claims and claims expense paid	(17)	(15)	(16)	(14)	(21)	(16)

Ending reserves	$268	$208	$241	$193	$225	$185

Annual survival ratio	15.8	13.9	15.1	13.8	10.7	11.6

3-year survival ratio	14.9	13.9	13.4	12.9	11.8	11.6

Combined environmental and asbestos claims
Annual survival ratio	13.8	12.5	13.1	13.3	17.1	19.7

3-year survival ratio	14.3	14.4	14.0	14.3	13.4	13.3

Percentage of IBNR in ending reserves		55.4%		57.8%		59.0%

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

       In 2013, the asbestos net 3-year survival ratio decreased due to continuing claim payments. In 2012, the asbestos net 3-year survival ratio increased due to lower average annual payments. In 2013, the environmental net 3-year survival ratio increased due to reserve additions. In 2012, the environmental net 3-year survival ratio increased due to reserve additions and lower average annual payments.

       Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

($ in millions)	December 31, 2013			December 31, 2012			December 31, 2011
	Active policy- holders	Net reserves	% of reserves	Active policy- holders	Net reserves	% of reserves	Active policy- holders	Net reserves	% of reserves
Direct policyholders:
Primary	53	$7	1%	54	$12	1%	52	$17	2%
Excess	301	267	26	299	276	27	314	263	24

Total	354	274	27	353	288	28	366	280	26

Assumed reinsurance		171	17		150	15		171	16
IBNR		572	56		588	57		627	58

Total net reserves		$1,017	100%		$1,026	100%		$1,078	100%

Total reserve additions		$74			$26			$26

       During the last three years, 43 direct primary and excess policyholders reported new claims, and claims of 59 policyholders were closed, decreasing the number of active policyholders by 16 during the period. There was a net increase of 1 in 2013, including 12 new policyholders reporting new claims and the closing of 11 policyholders' claims. There was a net decrease of 13 in 2012 including 15 new policyholders reporting new claims and the closing of 28 policyholders' claims. There was a net decrease of 4 in 2011 including 16 new policyholders reporting new claims and the closing of 20 policyholders' claims.

       IBNR net reserves decreased $16 million as of December 31, 2013 compared to December 31, 2012. As of December 31, 2013 IBNR represented 56% of total net asbestos reserves, compared to 57% as of December 31, 2012. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current policyholders and ceding companies.

       Pending, new, total closed and closed without payment claims for asbestos and environmental exposures for the years ended December 31 are summarized in the following table.

Number of claims	2013	2012	2011
Asbestos
Pending, beginning of year	7,447	8,072	8,421
New	736	492	507
Total closed	(739)	(1,117)	(856)

Pending, end of year	7,444	7,447	8,072

Closed without payment	451	728	664

Environmental
Pending, beginning of year	3,676	4,176	4,297
New	464	402	351
Total closed	(423)	(902)	(472)

Pending, end of year	3,717	3,676	4,176

Closed without payment	299	511	334

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

	Standard & Poor's financial strength rating (1)
		Reinsurance recoverable on paid and unpaid claims, net
($ in millions)
		2013		2012

Industry pools and facilities
Michigan Catastrophic Claim Association ("MCCA")	N/A	$3,462	(2)	$2,590	(2)
New Jersey Unsatisfied Claim and Judgment Fund ("NJUCJF")	N/A	378		38
North Carolina Reinsurance Facility	N/A	58		64
National Flood Insurance Program	N/A	32		428
Other		2		3

Subtotal		3,932		3,123

Lloyd's of London ("Lloyd's")	A+	191		190
Westport Insurance Corporation (formerly Employers Reinsurance Corporation)	AA-	85		95
New England Reinsurance Corporation	N/A	33		35
Swiss Reinsurance America Corporation	AA-	29		41
R&Q Reinsurance Company	N/A	29		30
Clearwater Insurance Company	N/A	28		26
Other, including allowance for future uncollectible reinsurance recoverables		422		539

Subtotal		817		956

Total Property-Liability		$4,749		$4,079

(1)
N/A reflects no rating available.
(2)
As of December 31, 2013 and 2012, MCCA includes $29 million and $23 million of reinsurance recoverable on paid claims, respectively, and $3.43 billion and $2.57 billion of reinsurance recoverable on unpaid claims, respectively.

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

       The allowance for uncollectible reinsurance primarily relates to Discontinued Lines and Coverages reinsurance recoverables and was $92 million and $87 million as of December 31, 2013 and 2012, respectively. The allowance for Discontinued Lines and Coverages represents 12.6% and 12.4% of the related reinsurance recoverable balances as of December 31, 2013 and 2012, respectively. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. In addition, in the ordinary course of business, we may become involved in coverage disputes with certain of our reinsurers which may ultimately result in lawsuits and arbitrations brought by or against such reinsurers to determine the parties' rights and obligations under the various reinsurance agreements. We employ dedicated specialists to manage reinsurance collections and disputes. We also consider recent developments in commutation activity between reinsurers and cedants, and recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers in seeking to maximize our reinsurance recoveries.

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

       For a detailed description of the MCCA, FHCF and Lloyd's, see Note 11 of the consolidated financial statements. As of December 31, 2013, other than the recoverable balances listed in the table above, no other amount due or estimated to be due from any single Property-Liability reinsurer was in excess of $24 million.

       The effects of reinsurance ceded on our property-liability premiums earned and claims and claims expense for the years ended December 31 are summarized in the following table.

($ in millions)	2013	2012	2011
Ceded property-liability premiums earned	$1,069	$1,090	$1,098

Ceded property-liability claims and claims expense
Industry pool and facilities
MCCA	$954	$962	$509
National Flood Insurance Program	289	758	196
NJUCJF	356	5	12
FHCF	—	—	8
Other	63	65	72

Subtotal industry pools and facilities	1,662	1,790	797
Other	55	261	130

Ceded property-liability claims and claims expense	$1,717	$2,051	$927

       In 2013, ceded property-liability premiums earned decreased $21 million compared to 2012, primarily due to decreased premium rates, acquiring reinsurance in the capital markets and lower limits placed in our catastrophe reinsurance program, partially offset by higher MCCA reinsurance premiums due to an increase in policies written in Michigan. In 2012, ceded property-liability premiums earned decreased $8 million compared to 2011, primarily due to decreased premiums in our catastrophe reinsurance program.

       Ceded property-liability claims and claims expense decreased in 2013 primarily due to lower amounts ceded to the National Flood Insurance Program, partially offset by reserve increases for the NJUCJF program. Ceded property-liability claims and claims expense increased in 2012 primarily due to amounts ceded to the National Flood Insurance Program related to Sandy, increases in reserves ceded in the MCCA program, and amounts ceded under our catastrophe reinsurance program related to Sandy.

       We are experiencing similar experience as reported by the MCCA with reported and pending claims increasing in recent years. Moreover, the MCCA has reported severity increasing with more than 60% of reimbursements for attendant and residential claim services. Michigan's unique no-fault auto insurance law provides unlimited lifetime coverage for medical expenses resulting from auto accidents. The reserve increases in the MCCA program are attributable to an increased recognition of longer term paid loss trends. The paid loss trends are rising due to increased costs in medical and attendant care and increased longevity of claimants.

       The table below summarizes reserves and claim activity for Michigan personal injury protection claims before (Gross) and after (Net) the effects of MCCA reinsurance for the years ended December 31.

($ in millions)	2013		2012		2011 (1)
	Gross	Net	Gross	Net	Gross	Net
Beginning reserves	$2,866	$299	$1,957	$267	$1,453	$226
Incurred claims and claims expense-current year	417	181	272	114	215	82
Incurred claims and claims expense-prior years	731	13	832	27	394	16
Claims and claims expense paid-current year	(44)	(42)	(36)	(35)	(28)	(28)
Claims and claims expense paid-prior years	(172)	(86)	(159)	(74)	(122)	(45)

Ending reserves	$3,798 (2)	$365	$2,866	$299	$1,912	$251

(1)
Excludes Esurance brand since not available.
(2)
Reserves comprise 66% case reserves and 34% IBNR.

       Pending, new and closed claims for Michigan personal injury protection exposures for the years ended December 31 are summarized in the following table.

Number of claims	2013	2012	2011
Pending, beginning of year	4,029	3,844	3,089
New	8,531	7,629	6,486
Total closed	7,876	7,444	6,122

Pending, end of year	4,684	4,029	3,453	(1)

(1)
Excludes Esurance claims totaling 391 as of December 31, 2011.

       The reserve increases of $351 million in the NJUCJF program in 2013 are attributable to unlimited personal injury protection coverage on policies written prior to 1991. The ceded claims reflects increased longer term paid loss trends due to increased costs of medical care and increased longevity of claimants. New claims for this cohort of policies are unlikely and pending claims are expected to decline.

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

       We anticipate completing the placement of our 2014 catastrophe reinsurance program in second quarter 2014. We expect the program will be similar to our 2013 catastrophe reinsurance program. For further details of the existing 2013 program, see Note 11 of the consolidated financial statements.

ALLSTATE FINANCIAL 2013 HIGHLIGHTS

•
Net income available to common shareholders was $95 million in 2013 compared to $541 million in 2012.
•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $2.30 billion in 2013, an increase of 5.5% from $2.18 billion in 2012.
•
Investments totaled $39.11 billion as of December 31, 2013, reflecting a decrease of $17.89 billion from $57.00 billion as of December 31, 2012. Investments classified as held for sale totaled $11.98 billion as of December 31, 2013. Net investment income decreased 4.1% to $2.54 billion in 2013 from $2.65 billion in 2012.
•
Net realized capital gains totaled $74 million in 2013 compared to net realized capital losses of $13 million in 2012.

•
During 2013, loss on disposition of $521 million, after-tax, was recorded relating to the pending sale of Lincoln Benefit Life Company.
•
Contractholder funds totaled $24.30 billion as of December 31, 2013, reflecting a decrease of $15.02 billion from $39.32 billion as of December 31, 2012. Contractholder funds classified as held for sale totaled $10.95 billion as of December 31, 2013.

ALLSTATE FINANCIAL SEGMENT

       Overview and strategy    The Allstate Financial segment sells life insurance and voluntary employee benefits products. We serve our customers through Allstate exclusive agencies and exclusive financial specialists, and workplace distribution. Allstate Financial brings value to The Allstate Corporation in three principal ways: through profitable growth, by bringing new customers to Allstate, and by improving the economics of the Protection business through increased customer loyalty and stronger customer relationships based on cross selling Allstate Financial products to existing customers. Allstate Financial's strategy is focused on expanding Allstate customer relationships, growing the number of products delivered to customers through Allstate exclusive agencies and Allstate Benefits (our workplace distribution business), improving returns on our in-force annuity products, and emphasizing capital efficiency and shareholder returns.

       On July 17, 2013, we announced our plans to exit the independent master brokerage agencies distribution channel. In connection with this announcement, we entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company, LBL's life insurance business generated through independent master brokerage agencies, and all of LBL's deferred fixed annuity and long-term care insurance business for $600 million subject to certain adjustments as of the closing date. The transaction is subject to regulatory approvals and other customary closing conditions. We expect the closing to occur in April 2014. The estimated loss on disposition of $521 million, after-tax, was recorded in 2013. The business being sold had $341 million of premiums and contract charges in 2013. Effective July 18, 2013, we no longer offer any products through the independent master brokerage agency distribution channel.

       The products we currently offer include interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. Our products are sold through Allstate exclusive agencies and exclusive financial specialists and workplace enrolling independent agents. Effective January 1, 2014, we no longer offer fixed annuities such as deferred and immediate annuities. Allstate exclusive agencies and exclusive financial specialists have a portfolio of non-proprietary products, including fixed and variable annuities and mutual funds, available to meet customer needs. We are planning to outsource the administration of our annuity business to a third party administration company by the end of 2014. Institutional products consisting of funding agreements sold to unaffiliated trusts that use them to back medium-term notes were previously offered and $85 million remain outstanding as of December 31, 2013. Banking products and services were previously offered to customers through the Allstate Bank, which ceased operations in 2011.

       Based upon Allstate's strong financial position and brand, we have a unique opportunity to cross-sell our products to meet the needs of more Allstate customers. We will enhance trusted customer relationships established through Allstate exclusive agencies to serve those who are looking for assistance in meeting their protection and retirement needs by providing them with information, products and services. To further strengthen Allstate Financial's value proposition to Allstate exclusive agencies and drive further engagement in selling our products, Allstate Financial products are integrated into the Allstate Protection sales processes and the agent compensation structure incorporates sales of Allstate Financial products. Life insurance policies issued through Allstate agencies increased 3.9% and 9.3% in 2013 and 2012, respectively, compared to the prior years.

       Our employer relationships through Allstate Benefits also afford opportunities to offer Allstate products to more customers and grow our business. Allstate Benefits is an industry leader in voluntary benefits, offering one of the broadest product portfolios in the voluntary benefits market. Our strategy for Allstate Benefits focuses on growth in the national accounts market by increasing the number of sales and account management personnel, expanding independent agent distribution in targeted geographic locations for increased new sales, increasing Allstate exclusive agency engagement to drive cross selling of voluntary benefits products, and developing opportunities for revenue growth through new product and fee income offerings. Allstate Benefits new business written premiums increased 9.4% and 6.5% in 2013 and 2012, respectively.

       Our in-force deferred and immediate annuity business has been adversely impacted by the credit cycle and historically low interest rate environment. Our immediate annuity business has also been impacted by medical advancements that have resulted in annuitants living longer than anticipated when many of these contracts were originated. We have reduced the level of legacy deferred annuities in force and proactively manage annuity crediting rates to improve the profitability of the business. The pending LBL sale will further reduce the level of deferred annuities in force. We are managing the investment portfolio supporting our immediate annuities to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. We are increasing investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance including equities and real estate to more appropriately match investment duration with these long-term liabilities.

Allstate Financial outlook

•
Our growth initiatives continue to focus on increasing the number of customers served through our proprietary Allstate agency and Allstate Benefits channels.
•
We continue to focus on improving returns on our in-force deferred and immediate annuity products.
•
We plan to accelerate growth of premiums and contract charges by offering a broad range of products to meet our customers' needs. The solutions we offer to meet customer life and retirement needs will include underwritten insurance products as well as third-party solutions where we choose not to offer certain products.
•
We expect lower investment spread due to reduced contractholder funds, the continuing low interest rate environment and changes in asset allocations. The amount by which the low interest rate environment will reduce our investment spread is contingent on our ability to maintain the portfolio yield and lower interest crediting rates on spread-based products, which could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees, and may not match the timing or magnitude of changes in asset yields. We also anticipate changing our asset allocation for long-term immediate annuities to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance including equities and real estate. This shift could result in lower and more volatile investment income; however, we anticipate that this strategy will lead to higher total returns on attributed equity.
•
Allstate Financial's attributed GAAP equity may increase as there may be limitations on the amount of dividends Allstate Financial companies can pay without prior approval by their insurance departments.
•
We continue to review our strategic options to reduce our exposure and improve returns of the spread-based businesses. As a result, we may take additional operational and financial actions that offer return improvement and risk reduction opportunities.

       Summary analysis    Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2013	2012	2011
Revenues
Life and annuity premiums and contract charges	$2,352	$2,241	$2,238
Net investment income	2,538	2,647	2,716
Realized capital gains and losses	74	(13)	388

Total revenues	4,964	4,875	5,342
Costs and expenses
Life and annuity contract benefits	(1,917)	(1,818)	(1,761)
Interest credited to contractholder funds	(1,278)	(1,316)	(1,645)
Amortization of DAC	(328)	(401)	(494)
Operating costs and expenses	(565)	(576)	(555)
Restructuring and related charges	(7)	—	(1)

Total costs and expenses	(4,095)	(4,111)	(4,456)
(Loss) gain on disposition of operations	(687)	18	(7)
Income tax expense	(87)	(241)	(289)

Net income available to common shareholders	$95	$541	$590

Life insurance	$235	$226	$262
Accident and health insurance	89	81	95
Annuities and institutional products	292	234	233
Loss on sale of LBL	(521)	—	—

Net income available to common shareholders	$95	$541	$590

Allstate Life and Retirement	$(5)	$458	$484
Allstate Benefits	100	83	106

Net income available to common shareholders	$95	$541	$590

Investments as of December 31	$39,105	$56,999	$57,373
Investments classified as held for sale as of December 31	11,983	—	—

       Net income available to common shareholders was $95 million in 2013 compared to $541 million in 2012. The decrease was primarily due to the estimated loss on disposition related to the pending LBL sale, lower net investment income and higher life and annuity contract benefits, partially offset by higher life and annuity premiums and contract charges, net realized capital gains in 2013 compared to net realized capital losses in 2012 and decreased amortization of DAC.

       Net income in 2012 was $541 million compared to $590 million in 2011. The decrease was primarily due to net realized capital losses in 2012 compared to net realized capital gains in 2011, lower net investment income and higher life and annuity contract benefits, partially offset by decreased interest credited to contractholder funds and lower amortization of DAC.

       Analysis of revenues    Total revenues increased 1.8% or $89 million in 2013 compared to 2012, primarily due to higher life and annuity premiums and contract charges and net realized capital gains in 2013 compared to net realized capital losses in 2012, partially offset by lower net investment income. Total revenues decreased 8.7% or $467 million in 2012 compared to 2011 due to net realized capital losses in 2012 compared to net realized capital gains in 2011 and lower net investment income.

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

       The following table summarizes life and annuity premiums and contract charges by product for the years ended December 31.

($ in millions)	2013	2012	2011
Underwritten products
Traditional life insurance premiums	$455	$434	$406
Accident and health insurance premiums	26	26	27
Interest-sensitive life insurance contract charges	991	969	935

Subtotal — Allstate Life and Retirement	1,472	1,429	1,368

Traditional life insurance premiums	36	36	35
Accident and health insurance premiums	694	627	616
Interest-sensitive life insurance contract charges	95	86	80

Subtotal — Allstate Benefits	825	749	731

Total underwritten products	2,297	2,178	2,099
Annuities
Immediate annuities with life contingencies premiums	37	45	106
Other fixed annuity contract charges	18	18	33

Total annuities	55	63	139

Life and annuity premiums and contract charges (1)	$2,352	$2,241	$2,238

(1)
Contract charges related to the cost of insurance totaled $725 million, $696 million and $659 million in 2013, 2012 and 2011, respectively.

       Total premiums and contract charges increased 5.0% in 2013 compared to 2012, primarily due to growth in Allstate Benefits accident and health insurance business, higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders and growth of insurance in force, and increased traditional life insurance premiums due to lower reinsurance premiums ceded and higher sales and renewals through Allstate agencies, partially offset by lower sales of immediate annuities with life contingencies. Effective March 22, 2013, we no longer offer structured settlement annuities. We continue to service the in-force structured settlement contracts.

       Total premiums and contract charges increased 0.1% in 2012 compared to 2011, primarily due to higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders and lower reinsurance ceded, and increased traditional life insurance premiums due to lower reinsurance ceded and higher sales through Allstate agencies, partially offset by lower sales of immediate annuities with life contingencies.

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

($ in millions)	2013	2012	2011
Contractholder funds, beginning balance	$39,319	$42,332	$48,195
Deposits
Fixed annuities	1,062	928	667
Interest-sensitive life insurance	1,378	1,347	1,291
Bank deposits	—	—	360

Total deposits	2,440	2,275	2,318
Interest credited	1,295	1,323	1,629
Benefits, withdrawals, maturities and other adjustments
Benefits	(1,535)	(1,463)	(1,461)
Surrenders and partial withdrawals	(3,299)	(3,990)	(4,935)
Bank withdrawals	—	—	(1,463)
Maturities of and interest payments on institutional products	(1,799)	(138)	(867)
Contract charges	(1,112)	(1,066)	(1,028)
Net transfers from separate accounts	12	11	12
Fair value hedge adjustments for institutional products	—	—	(34)
Other adjustments (1)	(72)	35	(34)

Total benefits, withdrawals, maturities and other adjustments	(7,805)	(6,611)	(9,810)
Contractholder funds classified as held for sale	(10,945)	—	—

Contractholder funds, ending balance	$24,304	$39,319	$42,332

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

       Contractholder funds decreased 38.2%, 7.1% and 12.2% in 2013, 2012 and 2011, respectively. The decrease in 2013 reflects the reclassification of contractholder funds held for sale relating to the pending LBL sale. Contractholder funds including those classified as held for sale decreased 10.4% in 2013, reflecting a large institutional product maturity in 2013 and our continuing strategy to reduce our concentration in spread-based products. Average contractholder funds decreased 22.1% in 2013 compared to 2012 and 9.8% in 2012 compared to 2011.

       Contractholder deposits increased 7.3% in 2013 compared to 2012, primarily due to increased fixed annuity deposits driven by the new equity-indexed annuity products and higher deposits on immediate annuities, as well as higher deposits on interest-sensitive life insurance. Contractholder deposits decreased 1.9% in 2012 compared to 2011, primarily due to increased fixed annuity deposits driven by new equity-indexed annuity products launched in second quarter 2012 being more than offset by the absence of Allstate Bank deposits in 2012.

       Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 17.3% to $3.30 billion in 2013 from $3.99 billion in 2012. Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 19.1% to $3.99 billion in 2012 from $4.94 billion in 2011. 2011 had elevated surrenders on fixed annuities resulting from crediting rate actions and a large number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.2% in 2013 compared to 11.3% in 2012 and 12.6% in 2011.

       Maturities of and interest payments on institutional products in 2013 include a $1.75 billion maturity. There are $85 million of institutional products outstanding as of December 31, 2013. Maturities of and interest payments on institutional products decreased to $138 million in 2012 from $867 million in 2011, reflecting differences in the timing and magnitude of maturities.

       Net investment income decreased 4.1% or $109 million to $2.54 billion in 2013 from $2.65 billion in 2012, primarily due to lower average investment balances, partially offset by higher prepayment fee income and litigation proceeds which together increased income by a total of $50 million in 2013 and higher limited partnership income. Net investment income in 2013 includes $264 million relating to investments classified as held for sale for the period from July 17, 2013 to December 31, 2013. Net investment income decreased 2.5% to $2.65 billion in 2012 from $2.72 billion in 2011, primarily due to lower average investment balances and lower yields on fixed income securities, partially offset by income from limited partnerships.

       Net realized capital gains and losses for the years ended December 31 are presented in the following table.

($ in millions)	2013	2012	2011
Impairment write-downs	$(33)	$(51)	$(246)
Change in intent write-downs	(19)	(17)	(51)

Net other-than-temporary impairment losses recognized in earnings	(52)	(68)	(297)
Sales	112	20	838
Valuation of derivative instruments	(3)	(16)	(237)
Settlements of derivative instruments	17	51	22
EMA limited partnership income (1)	—	—	62

Realized capital gains and losses, pre-tax	74	(13)	388
Income tax (expense) benefit	(28)	5	(138)

Realized capital gains and losses, after-tax	$46	$(8)	$250

(1)
Income from EMA limited partnerships is reported in net investment income in 2013 and 2012 and realized capital gains and losses in 2011.

       For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

       Analysis of costs and expenses    Total costs and expenses decreased 0.4% or $16 million in 2013 compared to 2012, primarily due to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher life and annuity contract benefits. Total costs and expenses decreased 7.7% or $345 million in 2012 compared to 2011, primarily due to lower interest credited to contractholder funds and amortization of DAC, partially offset by higher life and annuity contract benefits.

       Life and annuity contract benefits increased 5.4% or $99 million in 2013 compared to 2012, primarily due to an increase in reserves for secondary guarantees on interest-sensitive life insurance, growth at Allstate Benefits and worse mortality experience on life insurance. Our 2013 annual review of assumptions resulted in a $37 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher concentration of and increased projected exposure to secondary guarantees.

       Life and annuity contract benefits increased 3.2% or $57 million in 2012 compared to 2011, primarily due to worse mortality experience on life insurance and the reduction in accident and health insurance reserves at Allstate Benefits in 2011, partially offset by lower sales of immediate annuities with life contingencies and the reduction in reserves for secondary guarantees on interest-sensitive life insurance. Our 2012 annual review of assumptions resulted in a $13 million decrease in the reserves for secondary guarantees on interest-sensitive life insurance due to favorable projected mortality.

       We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies ("benefit spread"). This implied interest totaled $527 million, $538 million and $541 million in 2013, 2012 and 2011, respectively.

       The benefit spread by product group for the years ended December 31 is disclosed in the following table.

($ in millions)	2013	2012	2011
Life insurance	$301	$330	$338
Accident and health insurance	(18)	(9)	(9)
Annuities	(77)	(66)	(55)

Subtotal — Allstate Life and Retirement	206	255	274

Life insurance	21	17	17
Accident and health insurance	356	312	338

Subtotal — Allstate Benefits	377	329	355

Total benefit spread	$583	$584	$629

       Benefit spread decreased 0.2% or $1 million in 2013 compared to 2012, primarily due to the increase in reserves for secondary guarantees on interest-sensitive life insurance and worse mortality experience on life insurance and annuities, partially offset by premium growth in Allstate Benefits accident and health insurance and higher cost of insurance contract charges on interest-sensitive life insurance.

       Benefit spread decreased 7.2% or $45 million in 2012 compared to 2011, primarily due to worse mortality experience on life insurance and annuities and the reduction in accident and health insurance reserves at Allstate Benefits in 2011, partially offset by lower reinsurance premiums ceded on life insurance, higher cost of insurance contract charges on interest-sensitive life insurance and the reduction in reserves for secondary guarantees on interest-sensitive life insurance.

       Interest credited to contractholder funds decreased 2.9% or $38 million in 2013 compared to 2012, primarily due to lower average contractholder funds and lower interest crediting rates, partially offset by the valuation change on derivatives embedded in equity-indexed annuity contracts that reduced interest credited expense in 2012. Interest credited to contractholder funds decreased 20.0% or $329 million in 2012 compared to 2011, primarily due to the valuation change on derivatives embedded in equity-indexed annuity contracts that reduced interest credited expense, lower average contractholder funds and lower interest crediting rates. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $24 million in 2013 compared to a $126 million decrease in 2012 and an $18 million increase in 2011. During third quarter 2012, we reviewed the significant valuation inputs for these embedded derivatives and reduced the projected option cost to reflect management's current and anticipated crediting rate setting actions, which were informed by the existing and projected low interest rate environment and are consistent with our strategy to reduce exposure to spread-based business. The reduction in projected interest rates resulted in a reduction of contractholder funds and interest credited expense by $169 million in 2012.

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

       The investment spread by product group for the years ended December 31 is shown in the following table.

($ in millions)	2013	2012	2011
Annuities and institutional products	$342	$292	$188
Life insurance	93	72	42
Accident and health insurance	14	13	8
Allstate Bank products	—	—	22
Net investment income on investments supporting capital	271	253	251

Subtotal — Allstate Life and Retirement	720	630	511

Life insurance	12	10	12
Accident and health insurance	11	12	11
Net investment income on investments supporting capital	14	15	14

Subtotal — Allstate Benefits	37	37	37

Investment spread before valuation changes on embedded derivatives that are not hedged	757	667	548

Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(24)	126	(18)

Total investment spread	$733	$793	$530

       Investment spread before valuation changes on embedded derivatives that are not hedged increased 13.5% or $90 million in 2013 compared to 2012, primarily due to lower crediting rates, higher prepayment fee income and litigation proceeds and higher limited partnership income, partially offset by the continued managed reduction in our spread-based business in force. Investment spread before valuation changes on embedded derivatives that are not hedged increased 21.7% or $119 million in 2012 compared to 2011 due to income from limited partnerships and lower crediting rates, partially offset by lower yields on fixed income securities and the continued managed reduction in our spread-based business in force.

       To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads. For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale are included.

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Interest-sensitive life insurance	5.1%	5.2%	5.4%	3.8%	4.0%	4.2%	1.3%	1.2%	1.2%
Deferred fixed annuities and institutional products	4.5	4.6	4.6	2.9	3.2	3.3	1.6	1.4	1.3
Immediate fixed annuities with and without life contingencies	6.9	6.9	6.3	6.0	6.1	6.2	0.9	0.8	0.1
Investments supporting capital, traditional life and other products	4.0	4.0	3.9	n/a	n/a	n/a	n/a	n/a	n/a

       The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	2013	2012	2011
Immediate fixed annuities with life contingencies	$8,928	$8,889	$8,831
Other life contingent contracts and other	3,458	6,006	5,575

Reserve for life-contingent contract benefits	$12,386	$14,895	$14,406

Interest-sensitive life insurance	$7,777	$11,011	$10,826
Deferred fixed annuities	12,524	22,066	25,228
Immediate fixed annuities without life contingencies	3,675	3,815	3,821
Institutional products	85	1,851	1,891
Other	243	576	566

Contractholder funds	$24,304	$39,319	$42,332

Traditional life insurance	$570	$—	$—
Accident and health insurance	1,324	—	—
Interest-sensitive life insurance	3,529	—	—
Deferred fixed annuities	7,416	—	—

Liabilities held for sale	$12,839	$—	$—

       Amortization of DAC decreased 18.2% or $73 million in 2013 compared to 2012 and 18.8% or $93 million in 2012 compared to 2011. The components of amortization of DAC for the years ended December 31 are summarized in the following table.

($ in millions)	2013	2012	2011
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$298	$310	$331
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	7	57	156
Amortization acceleration for changes in assumptions ("DAC unlocking")	23	34	7

Total amortization of DAC	$328	$401	$494

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

       The decrease in DAC amortization in 2013 compared to 2012 was primarily due to the absence of amortization on a large fixed annuity block that became fully amortized in 2012, lower amortization relating to valuation changes on derivatives embedded in equity-indexed annuity contracts due to a large valuation change in 2012, lower amortization on interest-sensitive life insurance resulting from decreased benefit spread, and lower amortization acceleration for changes in assumptions. Amortization relating to valuation changes on derivatives embedded in equity-indexed annuity contracts was $1 million in 2013 compared to $25 million in 2012.

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

       Our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In 2013, the review resulted in an acceleration of DAC amortization (charge to income) of $23 million. Amortization acceleration of $38 million related to interest-sensitive life insurance and was primarily due to an increase in projected mortality and expenses, partially offset by increased projected investment margins. Amortization deceleration of $12 million related to fixed annuities and was primarily due to an increase in projected investment margins. Amortization deceleration of $3 million related to variable life insurance.

       In 2012, the review resulted in an acceleration of DAC amortization of $34 million. Amortization acceleration of $38 million related to variable life insurance and was primarily due to an increase in projected mortality. Amortization acceleration of $4 million related to fixed annuities and was primarily due to lower projected investment returns. Amortization deceleration of $8 million related to interest-sensitive life insurance and was primarily due to an increase in projected persistency.

       In 2011, the review resulted in an acceleration of DAC amortization of $7 million. Amortization acceleration of $12 million related to interest-sensitive life insurance and was primarily due to an increase in projected expenses. Amortization deceleration of $5 million related to equity-indexed annuities and was primarily due to an increase in projected investment margins.

       The changes in DAC for the years ended December 31 are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Beginning balance	$671	$616	$1,529	$1,698	$25	$209	$2,225	$2,523
Acquisition costs deferred	164	154	176	192	24	25	364	371
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions (1)	(111)	(99)	(174)	(186)	(13)	(25)	(298)	(310)
Amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged (1)	—	—	(6)	(18)	(1)	(39)	(7)	(57)
Amortization (acceleration) deceleration for changes in assumptions ("DAC unlocking") (1)	—	—	(35)	(30)	12	(4)	(23)	(34)
Effect of unrealized capital gains and losses (2)	—	—	201	(127)	28	(141)	229	(268)
DAC classified as held for sale	(13)	—	(700)	—	(30)	—	(743)	—

Ending balance	$711	$671	$991	$1,529	$45	$25	$1,747	$2,225

(1)
Included as a component of amortization of DAC on the Consolidated Statements of Operations.
(2)
Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

       Operating costs and expenses decreased 1.9% or $11 million in 2013 compared to 2012 and increased 3.8% or $21 million in 2012 compared to 2011. The following table summarizes operating costs and expenses for the years ended December 31.

($ in millions)	2013	2012	2011
Non-deferrable commissions	$103	$103	$111
General and administrative expenses	398	421	385
Taxes and licenses	64	52	59

Total operating costs and expenses	$565	$576	$555

Restructuring and related charges	$7	$—	$1

       General and administrative expenses decreased 5.5% or $23 million in 2013 compared to 2012, primarily due to lower employee related expenses and proceeds received from a litigation settlement.

       General and administrative expenses increased 9.4% or $36 million in 2012 compared to 2011, primarily due to higher employee related expenses, lower reinsurance expense allowances and increased marketing costs, partially offset by a charge in 2011 related to the liquidation plan for Executive Life Insurance Company of New York, the elimination of expenses following our exit from the banking business in 2011 and lower pension costs.

       Loss on disposition of $687 million in 2013 includes the estimated $698 million loss relating to the pending LBL sale. Gain on disposition of $18 million in 2012 relates to the amortization of the deferred gain from the disposition through reinsurance of substantially all of our variable annuity business in 2006, and the sale of Surety Life Insurance Company, which was not used for new business, in third quarter 2012. Loss on disposition of $7 million in 2011 included $22 million related to the dissolution of Allstate Bank. In 2011, after receiving regulatory approval to dissolve, Allstate Bank ceased operations.

       Reinsurance ceded    We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses. In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers. As of December 31, 2013 and 2012, 36% and 39%, respectively, of our face amount of life insurance in force was reinsured. Additionally, we ceded substantially all of the risk associated with our variable annuity business.

       Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)		Reinsurance recoverable on paid and unpaid benefits
	Standard & Poor's financial strength rating (4)
		2013	2012

Prudential Insurance Company of America	AA-	$1,510	$1,691
RGA Reinsurance Company	AA-	305	361
Swiss Re Life and Health America, Inc. (1)	AA-	186	217
Paul Revere Life Insurance Company	A	121	127
Munich American Reassurance	AA-	109	131
Scottish Re Group	N/A	104	131
Mutual of Omaha Insurance	A+	92	96
Transamerica Life Group	AA-	88	447
Manulife Insurance Company	AA-	59	62
Triton Insurance Company	N/A	54	55
Security Life of Denver	A-	48	83
American Health & Life Insurance Co.	N/A	44	45
Lincoln National Life Insurance	AA-	39	60
General Re Life Corporation	AA+	25	31
Employers Reassurance Corporation	A+	15	1,059
Other (2)		73	92

Total (3)		$2,872	$4,688

(1)
The Company has extensive reinsurance contracts directly with Swiss Re and its affiliates and indirectly through Swiss Re's acquisition of other companies with whom we had reinsurance or retrocession contracts.
(2)
As of December 31, 2013 and 2012, the other category includes $58 million and $75 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor's ("S&P").
(3)
Reinsurance recoverables classified as held for sale were $1.66 billion as of December 31, 2013.
(4)
N/A reflects no rating available.

       We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2013.

       We enter into certain intercompany reinsurance transactions for the Allstate Financial operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

INVESTMENTS 2013 HIGHLIGHTS

•
Investments totaled $81.16 billion as of December 31, 2013, decreasing from $97.28 billion as of December 31, 2012. Investments classified as held for sale totaled $11.98 billion as of December 31, 2013.
•
Unrealized net capital gains totaled $2.70 billion as of December 31, 2013, decreasing from $5.55 billion as of December 31, 2012.
•
Net investment income was $3.94 billion in 2013, a decrease of 1.7% from $4.01 billion in 2012.
•
Net realized capital gains were $594 million in 2013 compared to $327 million in 2012.

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

Investments outlook

       Although interest rates rose in 2013, we anticipate that they may remain below historic averages for an extended period of time and that financial markets will continue to have periods of high volatility. Invested assets and income are expected to decline in line with reductions in contractholder funds for the Allstate Financial segment, including $11.98 billion of investments classified as held for sale as of December 31, 2013 related to the pending sale of Lincoln Benefit Life. Additionally, income will decline as we continue to invest and reinvest proceeds at market yields that are below the current portfolio yield. We plan to focus on the following priorities:

  •
  Managing our exposure to interest rate risk by maintaining a shorter maturity profile in the Property-Liability portfolio.
  •
  Shifting the portfolio mix to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance including equities and real estate
  •
  Investing to the specific needs and characteristics of Allstate's businesses.

       Portfolio composition    The composition of the investment portfolios as of December 31, 2013 is presented in the following table.

	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
($ in millions)

Fixed income securities (1)	$29,578	74.6%	$29,648	75.8%	$1,684	69.8%	$60,910	75.1%
Equity securities (2)	4,396	11.1	701	1.8	—	—	5,097	6.3
Mortgage loans	429	1.1	4,292	11.0	—	—	4,721	5.8
Limited partnership interests (3)	2,898	7.3	2,064	5.3	5	0.2	4,967	6.1
Short-term investments (4)	1,002	2.5	668	1.7	723	30.0	2,393	2.9
Other	1,335	3.4	1,732	4.4	—	—	3,067	3.8

Total	$39,638	100.0%	$39,105	100.0%	$2,412	100.0%	$81,155	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $29.05 billion, $28.30 billion, $1.66 billion and $59.01 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $3.86 billion, $607 million and $4.47 billion for Property-Liability, Allstate Financial and in Total, respectively.
(3)
We have commitments to invest in additional limited partnership interests totaling $1.48 billion, $1.37 billion and $2.85 billion for Property-Liability, Allstate Financial and in Total, respectively.
(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $1.00 billion, $668 million, $723 million and $2.39 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.
(5)
Balances reflect the elimination of related party investments between segments.

       Total investments decreased to $81.16 billion as of December 31, 2013, from $97.28 billion as of December 31, 2012, primarily due to the reclassification of investments relating to LBL to assets held for sale. Total investments including those classified as held for sale were $93.14 billion as of December 31, 2013, a decrease of $4.14 billion from December 31, 2012, reflecting net reductions in Allstate Financial's contractholder funds and lower fixed income valuations. The decline in valuation of fixed income securities during 2013 was primarily due to increasing risk-free interest rates.

       The Property-Liability investment portfolio increased to $39.64 billion as of December 31, 2013, from $38.22 billion as of December 31, 2012, primarily due to positive operating cash flows, partially offset by dividends paid by Allstate Insurance Company ("AIC") to The Allstate Corporation (the "Corporation") and lower fixed income valuations.

       The Allstate Financial investment portfolio decreased to $39.11 billion as of December 31, 2013, from $57.00 billion as of December 31, 2012, primarily due to the reclassification of investments relating to LBL to assets held for sale, our continuing strategy to reduce our concentration in spread based products and lower fixed income valuations.

       The Corporate and Other investment portfolio increased to $2.41 billion as of December 31, 2013, from $2.06 billion as of December 31, 2012, primarily due to the proceeds from the issuance of debt and preferred stock, and dividends paid by AIC to the Corporation, partially offset by payments for the debt tender offer, common share repurchases and dividends paid to common shareholders.

       During 2013, strategic actions focused on optimizing portfolio yield, return and risk in the low interest rate environment. In the Property-Liability portfolio, we increased our investment in short and intermediate term corporate fixed income securities and reduced our investment in long-duration municipal and corporate bonds and shorter duration U.S. government and agencies. This positioning, coupled with an increase in floating rate bank loans, has reduced our exposure to rising interest rates. While the dispositions generated net realized capital gains, we expect a decline in investment income prospectively due to the lower yield on the reinvestment of proceeds. We reduced our investments in ARS through dispositions. The carrying value of RMBS and CMBS declined due to the receipt of principal payments during the year. We also increased our real estate and limited partnership interests, consistent with our strategy to have a greater proportion of ownership of assets and equity investments.

       Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of December 31, 2013	Percent to total investments	Fair value as of December 31, 2012	Percent to total investments
U.S. government and agencies	$2,913	3.6%	$4,713	4.9%
Municipal	8,723	10.8	13,069	13.5
Corporate	40,603	50.0	48,537	49.9
Foreign government	1,824	2.2	2,517	2.6
ABS	4,518	5.6	3,624	3.7
RMBS	1,474	1.8	3,032	3.1
CMBS	829	1.0	1,498	1.5
Redeemable preferred stock	26	0.1	27	—

Total fixed income securities	$60,910	75.1%	$77,017	79.2%

       As of December 31, 2013, 89.4% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

       The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of December 31, 2013.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$2,913	$122	$—	$—	$—	$—
Municipal
Tax exempt	923	8	2,588	51	1,411	42
Taxable	202	6	1,961	136	961	53
Corporate
Public	588	12	2,500	56	10,833	345
Privately placed	633	8	921	52	3,218	170
Foreign government	836	61	373	8	323	9
ABS
Collateralized debt obligations ("CDO")	491	2	392	—	182	(6)
Consumer and other asset-backed securities ("Consumer and other ABS")	2,660	21	275	7	198	8
RMBS
U.S. government sponsored entities ("U.S. Agency")	409	15	—	—	—	—
Prime residential mortgage-backed securities ("Prime")	24	—	8	—	34	1
Alt-A residential mortgage-backed securities ("Alt-A")	2	—	—	—	4	—
Subprime residential mortgage-backed securities ("Subprime")	6	—	—	—	6	—
CMBS	327	13	51	3	83	5
Redeemable preferred stock	—	—	—	—	—	—

Total fixed income securities	$10,014	$268	$9,069	$313	$17,253	$627

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$—	$—	$—	$—	$2,913	$122
Municipal
Tax exempt	240	5	121	(2)	5,283	104
Taxable	258	(15)	58	(7)	3,440	173
Corporate
Public	12,482	351	3,633	101	30,036	865
Privately placed	4,505	163	1,290	14	10,567	407
Foreign government	292	10	—	—	1,824	88
ABS
CDO	5	—	148	(10)	1,218	(14)
Consumer and other ABS	138	4	29	1	3,300	41
RMBS
U.S. Agency	—	—	—	—	409	15
Prime	63	—	324	32	453	33
Alt-A	11	—	346	28	363	28
Subprime	—	—	237	(5)	249	(5)
CMBS	118	3	250	17	829	41
Redeemable preferred stock	25	4	1	—	26	4

Total fixed income securities	$18,137	$525	$6,437	$169	$60,910	$1,902

       Municipal bonds, including tax exempt and taxable securities, totaled $8.72 billion as of December 31, 2013 with an unrealized net capital gain of $277 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

       The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $646 million of pre-refunded bonds, as of December 31, 2013.

	State general obligation	Local general obligation		Fair value	Amortized cost	Average credit rating
($ in millions)			Revenue (1)
State
Texas	$29	$338	$333	$700	$672	Aa
California	118	216	311	645	631	A
Florida	99	92	321	512	497	Aa
New York	28	96	383	507	496	Aa
Pennsylvania	97	58	172	327	321	Aa
Washington	125	10	184	319	310	Aa
Michigan	131	11	142	284	271	Aa
Ohio	70	57	155	282	271	Aa
Oregon	48	153	67	268	250	Aa
Illinois	—	67	190	257	250	A
All others	1,002	829	2,145	3,976	3,871	Aa

Total	$1,747	$1,927	$4,403	$8,077	$7,840	Aa

(1)
The nature of the activities supporting revenue bonds is highly diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

       Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor. We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments. As a result of downgrades in the insurers' credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor. As of December 31, 2013, 99.5% of our insured municipal bond portfolio is rated investment grade.

       Corporate bonds, including publicly traded and privately placed, totaled $40.60 billion as of December 31, 2013, with an unrealized net capital gain of $1.27 billion. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

       Our $10.57 billion portfolio of privately placed securities is broadly diversified by issuer, industry sector and country. The portfolio is made up of 442 issuers. Privately placed corporate obligations contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.

       Foreign government securities totaled $1.82 billion as of December 31, 2013, with 100% rated investment grade and an unrealized net capital gain of $88 million. Of these securities, 50.2% are in Canadian governmental and provincial securities (41.3% of which are held by our Canadian companies), 20.6% are backed by the U.S. government and the remaining 29.2% are highly diversified in other foreign governments.

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

       ABS, including CDO and Consumer and other ABS, totaled $4.52 billion as of December 31, 2013, with 96.1% rated investment grade and an unrealized net capital gain of $27 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

       CDO totaled $1.22 billion as of December 31, 2013, with 87.8% rated investment grade and an unrealized net capital loss of $14 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.

       Consumer and other ABS totaled $3.30 billion as of December 31, 2013, with 99.1% rated investment grade. Consumer and other ABS consists of $1.24 billion of consumer auto and $2.06 billion of other ABS with unrealized net capital gains of $4 million and $37 million, respectively.

       RMBS totaled $1.47 billion as of December 31, 2013, with 38.5% rated investment grade and an unrealized net capital gain of $71 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $1.07 billion as of December 31, 2013, with 14.8% rated investment grade and an unrealized net capital gain of $56 million.

       CMBS totaled $829 million as of December 31, 2013, with 69.8% rated investment grade and an unrealized net capital gain of $41 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. Of the CMBS investments, 93.6% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area. The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

       Equity securities    Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $5.10 billion as of December 31, 2013, with an unrealized net capital gain of $624 million.

       Mortgage loans    Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $4.72 billion as of December 31, 2013 and primarily comprises loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 6 of the consolidated financial statements.

       Limited partnership interests consist of investments in private equity/debt funds, real estate funds, tax credit funds and other funds. The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types. The following table presents information about our limited partnership interests as of December 31, 2013.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Tax credit funds	Other funds	Total
Cost method of accounting ("Cost")	$963	$477	$—	$3	$1,443
Equity method of accounting ("EMA")	1,599	1,210	626	89	3,524

Total	$2,562	$1,687	$626	$92	$4,967

Number of managers	109	46	11	10
Number of individual funds	189	98	21	12
Largest exposure to single fund	$80	$264	$53	$83

(1)
Includes $526 million of infrastructure and real asset funds.

       The following tables show the earnings from our limited partnership interests by fund type and accounting classification for the years ended December 31.

($ in millions)	2013				2012
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$162	$172	$334	$(14)	$94	$152	$246	$(2)
Real estate funds	37	184	221	(4)	17	106	123	(4)
Tax credit funds	—	(35)	(35)	—	—	(28)	(28)	—
Other funds	—	21	21	—	—	7	7	(2)

Total	$199	$342	$541	$(18)	$111	$237	$348	$(8)

       Limited partnership interests produced income, excluding impairment write-downs, of $541 million in 2013 compared to $348 million in 2012. Higher EMA limited partnership income resulted from favorable equity and real estate valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships. Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements. The recognition of income on private equity/debt funds, real estate funds and tax credit funds are generally on a three month delay and the income recognition on other funds is primarily on a one month delay. Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

       Short-term investments    Our short-term investment portfolio was $2.39 billion as of December 31, 2013.

       Other investments    Our other investments as of December 31, 2013 primarily comprise $919 million of policy loans, $1.24 billion of bank loans, $341 million of agent loans and $269 million of certain derivatives. For further detail on our use of derivatives, see Note 8 of the consolidated financial statements.

       Unrealized net capital gains totaled $2.70 billion as of December 31, 2013 compared to $5.55 billion as of December 31, 2012. The decline for fixed income securities was primarily due to increasing risk-free interest rates and the realization of unrealized net capital gains through sales. The increase for equity securities was primarily due to positive equity market performance, partially offset by the realization of unrealized net capital gains through sales. The following table presents unrealized net capital gains and losses as of December 31.

($ in millions)	2013	2012
U.S. government and agencies	$122	$326
Municipal	277	930
Corporate	1,272	3,594
Foreign government	88	227
ABS	27	1
RMBS	71	32
CMBS	41	(12)
Redeemable preferred stock	4	4

Fixed income securities	1,902	5,102
Equity securities	624	460
Derivatives	(18)	(22)
EMA limited partnerships	(3)	7
Investments classified as held for sale	190	—

Unrealized net capital gains and losses, pre-tax	$2,695	$5,547

       The unrealized net capital gain for the fixed income portfolio totaled $1.90 billion and comprised $2.48 billion of gross unrealized gains and $573 million of gross unrealized losses as of December 31, 2013. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $5.10 billion, comprised of $5.63 billion of gross unrealized gains and $530 million of gross unrealized losses as of December 31, 2012.

       Gross unrealized gains and losses on fixed income securities by type and sector as of December 31, 2013 are provided in the following table.

		Gross unrealized
	Amortized cost
($ in millions)		Gains	Losses	Fair value
Corporate:
Consumer goods (cyclical and non-cyclical)	$9,089	$306	$(66)	$9,329
Utilities	6,284	438	(62)	6,660
Capital goods	4,283	186	(49)	4,420
Banking	3,345	84	(47)	3,382
Basic industry	2,404	75	(38)	2,441
Energy	3,613	145	(31)	3,727
Technology	2,255	56	(31)	2,280
Communications	2,827	117	(30)	2,914
Financial services	2,979	114	(19)	3,074
Transportation	1,560	92	(10)	1,642
Other	692	46	(4)	734

Total corporate fixed income portfolio	39,331	1,659	(387)	40,603

U.S. government and agencies	2,791	129	(7)	2,913
Municipal	8,446	364	(87)	8,723
Foreign government	1,736	99	(11)	1,824
ABS	4,491	71	(44)	4,518
RMBS	1,403	101	(30)	1,474
CMBS	788	48	(7)	829
Redeemable preferred stock	22	4	—	26

Total fixed income securities	$59,008	$2,475	$(573)	$60,910

       The consumer goods, utilities, capital goods and banking sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2013. In general, the gross unrealized losses are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

       The unrealized net capital gain for the equity portfolio totaled $624 million and comprised $658 million of gross unrealized gains and $34 million of gross unrealized losses as of December 31, 2013. This is compared to an unrealized net capital gain for the equity portfolio totaling $460 million, comprised of $494 million of gross unrealized gains and $34 million of gross unrealized losses as of December 31, 2012.

       Gross unrealized gains and losses on equity securities by sector as of December 31, 2013 are provided in the table below.

		Gross unrealized
($ in millions)	Cost	Gains	Losses	Fair value
Emerging market equity funds	$556	$3	$(12)	$547
Utilities	382	15	(8)	389
Emerging market fixed income funds	548	—	(6)	542
Basic industry	163	26	(4)	185
Real estate	157	19	(3)	173
Consumer goods (cyclical and non-cyclical)	639	148	(1)	786
Financial services	178	47	—	225
Energy	299	58	—	357
Technology	227	66	—	293
Capital goods	239	56	—	295
Index-based funds	677	104	—	781
Banking	136	56	—	192
Communications	201	36	—	237
Transportation	71	24	—	95

Total equity securities	$4,473	$658	$(34)	$5,097

       Within the equity portfolio, the losses were primarily concentrated in emerging market equity funds, the utilities sector and emerging market fixed income funds. The unrealized losses were company and sector specific. As of December 31, 2013, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

       Net investment income    The following table presents net investment income for the years ended December 31.

($ in millions)	2013	2012	2011
Fixed income securities	$2,921	$3,234	$3,484
Equity securities	149	127	122
Mortgage loans	372	374	359
Limited partnership interests (1)	541	348	88
Short-term investments	5	6	6
Other	161	132	95

Investment income, before expense	4,149	4,221	4,154
Investment expense	(206)	(211)	(183)

Net investment income	$3,943	$4,010	$3,971

(1)
Income from EMA limited partnerships is reported in net investment income in 2013 and 2012 and realized capital gains and losses in 2011.

       Net investment income decreased 1.7% or $67 million in 2013 compared to 2012, after increasing 1.0% or $39 million in 2012 compared to 2011. The 2013 decrease was primarily due to lower average investment balances and lower fixed income yields, partially offset by higher limited partnership income and equity dividends, as well as prepayment fee income and litigation proceeds which together increased 2013 income by a total of $68 million. Higher EMA limited partnership income resulted from favorable equity and real estate valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships. Net investment income in 2013 includes $264 million relating to investments classified as held for sale for the period from July 17, 2013 to December 31, 2013. The 2012 increase was primarily due to income from limited partnerships, partially offset by lower average investment balances and lower fixed income yields.

       Realized capital gains and losses    The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2013	2012	2011
Impairment write-downs	$(72)	$(185)	$(496)
Change in intent write-downs	(143)	(48)	(100)

Net other-than-temporary impairment losses recognized in earnings	(215)	(233)	(596)
Sales	819	536	1,336
Valuation of derivative instruments	(6)	(11)	(291)
Settlements of derivative instruments	(4)	35	(105)
EMA limited partnership income (1)	—	—	159

Realized capital gains and losses, pre-tax	594	327	503
Income tax expense	(209)	(111)	(179)

Realized capital gains and losses, after-tax	$385	$216	$324

(1)
Income from EMA limited partnerships is reported in net investment income in 2013 and 2012 and realized capital gains and losses in 2011.

       Impairment write-downs, which includes changes in the mortgage loan valuation allowance, for the years ended December 31 are presented in the following table.

($ in millions)	2013	2012	2011
Fixed income securities	$(49)	$(108)	$(302)
Equity securities	(12)	(63)	(131)
Mortgage loans	11	5	(37)
Limited partnership interests	(18)	(8)	(6)
Other investments	(4)	(11)	(20)

Impairment write-downs	$(72)	$(185)	$(496)

       Impairment write-downs on fixed income securities in 2013 were primarily driven by CMBS that experienced deterioration in expected cash flows and municipal bonds impacted by issuer specific circumstances. Limited partnership write-downs primarily related to cost method limited partnerships that experienced declines in portfolio valuations deemed to be other than temporary. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. The valuation allowance on mortgage loans as of December 31, 2013 decreased compared to December 31, 2012 primarily due to reversals related to loans no longer deemed impaired.

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

       Change in intent write-downs were $143 million, $48 million and $100 million in 2013, 2012 and 2011, respectively. The change in intent write-downs in 2013 were primarily related to the repositioning and ongoing portfolio management of our equity securities. The change in intent write-downs in 2012 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily RMBS and equity securities. The change in intent write-downs in 2011 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily lower yielding, floating rate RMBS and municipal bonds, and equity securities.

       Sales generated $819 million, $536 million and $1.34 billion of net realized capital gains in 2013, 2012 and 2011, respectively. The sales in 2013 primarily related to equity securities in connection with portfolio repositioning and ongoing portfolio management and municipal and corporate fixed income securities in conjunction with reducing our exposure to interest rate risk in the Property-Liability portfolio. The sales in 2012 primarily related to corporate, municipal and U.S. government and agencies fixed income securities and equity securities in connection with portfolio repositioning. The sales in 2011 were primarily due to $1.11 billion of net gains on sales of corporate, foreign government, U.S. government, ABS, U.S. Agency and municipal fixed income securities and $202 million of net gains on sales of equity securities.

       Valuation and settlements of derivative instruments generated net realized capital losses of $10 million in 2013, net realized capital gains of $24 million in 2012 and net realized capital losses of $396 million in 2011. The net realized capital losses on derivative instruments in 2013 primarily composed of losses on equity futures used for risk management due to increases in equity indices and losses on credit default swaps due to the tightening of credit spreads on the underlying credit names. The net realized capital gains on derivative instruments in 2012 primarily included gains on credit default swaps due to the tightening of credit spreads on the underlying credit names. The net realized capital losses on derivative instruments in 2011 primarily included losses on interest rate risk management due to decreases in interest rates.

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

       The active management of market risk is integral to our results of operations. We may use the following approaches to manage exposure to market risk within defined tolerance ranges: 1) rebalancing existing asset or liability portfolios, 2) changing the type of investments purchased in the future and 3) using derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. For a more detailed discussion of our use of derivative financial instruments, see Note 8 of the consolidated financial statements.

       Overview    In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles of each business.

       Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities. Subsidiaries that conduct investment activities follow policies that have been approved by their respective boards of directors. These investment policies specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements of the subsidiary. Executive oversight of investment activities is conducted primarily through subsidiaries' boards of directors and investment committees. For Allstate Financial, its asset-liability management ("ALM") policies further define the overall framework for managing market and investment risks. ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns for Allstate Financial while factoring in future expected cash requirements to repay liabilities. Allstate Financial ALM activities follow asset-liability policies that have been approved by their respective boards of directors. These ALM policies specify limits, ranges and/or targets for investments that best meet Allstate Financial's business objectives in light of its product liabilities.

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

       As of December 31, 2013, the difference between our asset and liability duration was a (0.95) gap compared to a (0.23) gap as of December 31, 2012. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets, while a positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities. The Property-Liability segment generally maintains a positive duration gap between its assets and liabilities due to the relatively short duration of auto and homeowners claims, which are its primary liabilities. The Allstate Financial segment may have a positive or negative duration gap, as the duration of its assets and liabilities vary with its product mix and investing activity. As of December 31, 2013, Property-Liability had a positive duration gap while Allstate Financial had a negative duration gap.

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

       Based upon the information and assumptions used in the duration calculation, and interest rates in effect as of December 31, 2013, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would increase the net fair value of the assets and liabilities by $826 million, compared to an increase of $211 million as of December 31, 2012, reflecting year to year changes in duration. The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. The estimate excludes the traditional and interest-sensitive life insurance products that are not considered financial instruments and the $13.13 billion of assets supporting them and the associated liabilities. The $13.13 billion of assets excluded from the calculation increased from $12.04 billion as of December 31, 2012. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $753 million, compared to a decrease of $737 million as of December 31, 2012.

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

       Spread duration is calculated similarly to interest rate duration. As of December 31, 2013, the spread duration of Property-Liability assets was 3.28, compared to 4.04 as of December 31, 2012, and the spread duration of Allstate Financial assets was 5.35, compared to 5.85 as of December 31, 2012. Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect as of December 31, 2013, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings ("spread shock") would decrease the net fair value of the assets by $3.46 billion compared to $4.04 billion as of December 31, 2012. Reflected in the duration calculation are the effects of our tactical actions that use credit default swaps to manage spread risk. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

       Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. As of December 31, 2013, we held $5.04 billion in common stocks and exchange traded and mutual funds and $5.02 billion in other securities with equity risk (including primarily limited partnership interests, non-redeemable preferred securities and equity-linked notes), compared to $3.99 billion and $4.97 billion, respectively, as of December 31, 2012. 86.1% and 58.8% of these totals, respectively, represented assets of the Property-Liability operations as of December 31, 2013, compared to 90.8% and 60.2%, respectively, as of December 31, 2012.

       As of December 31, 2013, our portfolio of common stocks and other securities with equity risk had a cash market portfolio beta of 1.10, compared to a beta of 0.86 as of December 31, 2012. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to an index such as the Standard & Poor's 500 Composite Price Index ("S&P 500"). Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 11.0%, respectively. Based upon the information and assumptions we used to calculate beta as of December 31, 2013, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments by $1.10 billion, compared to $766 million as of December 31, 2012, and an immediate increase in the S&P 500 of 10% would increase the net fair value by $1.10 billion compared to $766 million as of December 31, 2012. The selection of a 10% immediate decrease or increase in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

       As of December 31, 2013 and 2012, we had separate accounts assets, including those classified as held for sale, related to variable annuity and variable life contracts with account values totaling $6.74 billion and $6.61 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2013 and 2012 were $67 million and $71 million, respectively. Separate account liabilities related to variable life contracts were $900 million and $767 million as of December 31, 2013 and 2012, respectively.

       As of December 31, 2013 and 2012 we had $3.71 billion and $3.63 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits. $2.26 billion of the December 31, 2013 balance are a component of the pending LBL sale.

       Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including real estate funds and private equity funds, and our Canadian, Northern Ireland and Indian operations. We also have investments in certain fixed income securities and emerging market fixed income funds that are denominated in foreign currencies; however, derivatives are used to hedge approximately 29% of this foreign currency risk.

       As of December 31, 2013, we had $1.10 billion in foreign currency denominated equity investments, $878 million net investment in our foreign subsidiaries, and $330 million in unhedged non-dollar pay fixed income securities. These amounts were $1.11 billion, $858 million, and $548 million, respectively, as of December 31, 2012. 80.9% of the foreign currency exposure is in the Property-Liability business.

       Based upon the information and assumptions used as of December 31, 2013, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $254 million, compared with an estimated $264 million decrease as of December 31, 2012. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

PENSION PLANS

       We have defined benefit pension plans, which cover most full-time, certain part-time employees and employee-agents. See Note 18 of the consolidated financial statements for a complete discussion of these plans and their effect on the consolidated financial statements. The pension and other postretirement plans may be amended or terminated at any time. Any revisions could result in significant changes to our obligations and our obligation to fund the plans.

       We report unrecognized pension and other postretirement benefit cost in the Consolidated Statements of Financial Position as a component of accumulated other comprehensive income in shareholders' equity. It represents the after-tax differences between the fair value of plan assets and the projected benefit obligation ("PBO") for pension plans and the accumulated postretirement benefit obligation for other postretirement plans that have not yet been recognized as a component of net periodic cost. As of December 31, 2013, it totaled $638 million comprising $854 million related to pension benefits and $(216) million related to other postretirement benefits. The unrecognized pension and other postretirement benefit cost decreased by $1.09 billion as of December 31, 2013 from $1.73 billion as of December 31, 2012. The measurement of the unrecognized pension and other postretirement benefit cost can vary based upon the fluctuations in the fair value of plan assets and the actuarial assumptions used for the plans as discussed below. During 2013, we amended our primary pension plans effective January 1, 2014 to introduce a new cash balance formula to replace the previous formulas (including the final average pay formula and the previous cash balance formula) under which eligible employees accrue benefits. In addition, during 2013 we eliminated the retiree life insurance benefits effective January 1, 2014 for current eligible employees and effective January 1, 2016 for eligible retirees who retired after 1989. The estimated after-tax developments reducing the unrecognized pension and other postretirement benefit cost included:

•
$397 million due to actuarial assumption and census data updates, including approximately $385 million, after-tax, due to increases in the discount rate assumptions.
•
$329 million due to the change in the pension plan benefit formulas.
•
$180 million due to lump sum settlement charges.
•
$109 million due to annual amortization.
•
$68 million due to the elimination of the retiree life benefits for eligible retirees who retired after 1989.

       The components of net periodic pension cost for all pension plans for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Service cost	$140	$152	$151
Interest cost	265	298	322
Expected return on plan assets	(394)	(393)	(367)
Amortization of:
Prior service credit	(28)	(2)	(2)
Net actuarial loss	235	178	154
Settlement loss	277	33	46

Net periodic cost	$495	$266	$304

       The service cost component is the actuarial present value of the benefits attributed by the plans benefit formula to services rendered by the employees during the period. Interest cost is the increase in the PBO in the period due to the passage of time at the discount rate. Interest cost fluctuates as the discount rate changes and is also impacted by the related change in the size of the PBO. The decrease or increase in the PBO due to an increase or decrease in the discount rate is deferred and decreases or increases the net actuarial loss. It is recorded in accumulated other comprehensive income as unrecognized pension benefit cost and may be amortized.

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

       When the actual return on plan assets exceeds the expected return on plan assets it reduces the net actuarial loss; when the expected return exceeds the actual return it increases the net actuarial loss. It is recorded in accumulated other comprehensive income as unrecognized pension benefit cost and may be amortized. The market-related value adjustment represents the current difference between actual returns and expected returns on equity securities and hedge fund limited partnerships recognized over a five year period. The market-related value adjustment is a deferred net gain of $19 million as of December 31, 2013. The expected return on plan assets fluctuates when the market-related value of plan assets changes and when the expected long-term rate of return on plan assets assumption changes.

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

       An increase in the discount rate decreased the net actuarial loss by $593 million in 2013 and a decrease in the discount rate increased the net actuarial loss by $806 million and $407 million in 2012 and 2011, respectively. The difference between actual and expected returns on plan assets (decreased) increased the net actuarial loss by $(172) million, $(201) million, and $100 million in 2013, 2012, and 2011, respectively.

       Settlement charges are non-cash charges that accelerate the recognition of unrecognized pension benefit cost, that would have been incurred in subsequent periods, when plan payments primarily lump sums from qualified pension plans, exceed a threshold of service and interest cost for the period. The value of lump sums paid to employees electing retirement in 2013 was elevated due to historically low interest rates. Voluntary retirement activity during the fourth quarter was almost five times the typical level. Of the $180 million settlement charges, after-tax, $150 million were reported in the Corporate and Other Segment, since the Corporation is the plan sponsor for the employee pension plans.

       Net periodic pension cost in 2014 is estimated to be $55 million including expected settlement charges of $44 million primarily for agent lump sum payments. Expected returns on plan assets and amortization of prior service credits offset the other components of pension cost. Over half of the $440 million decrease from pension cost of $495 million in 2013 is due to a decline of $233 million in expected settlement charges. The remainder is due to lower amortization of net actuarial loss, lower service cost and interest cost, and a higher amortization of prior service credit as a result of the change in plan benefit formulas. Pension expense is reported consistent with other types of employee compensation and as a result is included in claims expense, operating costs and expenses and investment expense. Employee plan settlement charges are reported in the Corporate and other segment because the Corporation is the plan sponsor. Net periodic pension cost increased in 2013 compared to $266 million in 2012 due to an increase in the amortization expense for prior year's net actuarial losses (gain) which increased due to a lower discount rate used to value the pension plans. Net periodic pension cost decreased in 2012 compared to $304 million in 2011 primarily due to an increase in the expected return on plan assets, a lower discount rate used to value the pension plans and a decrease in settlement charges partially offset by increased amortization of net actuarial loss (gain). In 2013, 2012 and 2011, net pension cost included non-cash settlement charges primarily resulting from lump sum distributions. Settlement charges are likely to continue for some period in the future as we settle our remaining agent pension obligations by making lump sum distributions to agents.

       Unrecognized pension benefit cost, pre-tax, has primarily resulted from changes in the discount rates and asset returns differing from expected returns. As of December 31, 2013, the discount rate increased to 5.0% following a decline over the last five years from 7.5%, due to the decline in the weighted average yields of the investments that qualify for consideration to establish the assumption for the discount rate. Also, plan assets sustained net losses in 2008 primarily due to declines in equity and credit markets.

       We anticipate that the net actuarial loss for our pension plans will exceed 10% of the greater of the PBO or the market-related value of assets in 2014 and into the foreseeable future, resulting in additional amortization and net periodic pension cost. The net actuarial loss will be amortized over the remaining service life of active employees (approximately 9 years) or will reverse with increases in the discount rate or better than expected returns on plan assets.

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

       Holding other assumptions constant, a hypothetical decrease of 100 basis points in the discount rate would result in an increase of $39 million in net periodic pension cost and a $379 million increase in the unrecognized pension cost liability recorded as accumulated other comprehensive income as of December 31, 2013, compared to an increase of $51 million in net periodic pension cost and a $503 million increase in the unrecognized pension cost liability as of December 31, 2012. A hypothetical increase of 100 basis points in the discount rate would decrease net periodic pension cost by $35 million and would decrease the unrecognized pension cost liability recorded as accumulated other comprehensive income by $322 million as of December 31, 2013, compared to a decrease in net periodic pension cost of $45 million and a $421 million decrease in the unrecognized pension cost liability recorded as accumulated other comprehensive income as of December 31, 2012. This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses.

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

       Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $55 million in pension cost as of December 31, 2013, compared to $51 million as of December 31, 2012. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $55 million as of December 31, 2013, compared to $51 million as of December 31, 2012.

       We target funding levels in accordance with regulations under the Internal Revenue Code ("IRC") and generally accepted actuarial principles. Our funding levels were within our targeted range as of December 31, 2013. In 2013, we contributed $561 million to our pension plans. We expect to contribute $38 million for the 2014 fiscal year to maintain the plans' funded status. This estimate could change significantly following either an improvement or decline in investment markets.

GOODWILL

       Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $825 million and $418 million as of December 31, 2013 for the Allstate Protection segment and the Allstate Financial segment, respectively. Our reporting units are equivalent to our reporting segments, Allstate Protection and Allstate Financial. Goodwill is allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination.

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

       During fourth quarter 2013, we completed our annual goodwill impairment test using information as of September 30, 2013. The stock price and market capitalization analysis resulted in the fair value of our reporting units exceeding their respective carrying values. The results of this analysis are supported by the operating performance of the individual reporting units as well as their respective industry sector's performance. Goodwill impairment evaluations indicated no impairment as of December 31, 2013 and no reporting unit was at risk of having its carrying value including goodwill exceed its fair value.

CAPITAL RESOURCES AND LIQUIDITY 2013 HIGHLIGHTS

•
Shareholders' equity as of December 31, 2013 was $21.48 billion, an increase of 4.4% from $20.58 billion as of December 31, 2012.
•
On April 1, 2013, July 1, 2013, and October 1, 2013, we paid common shareholder dividends of $0.25 each. On November 19, 2013, we declared a common shareholder dividend of $0.25 to be payable on January 2, 2014. On February 19, 2014, we declared a common shareholder dividend of $0.28 to be payable on April 1, 2014.
•
On October 15, 2013, we paid a dividend on our 5.625% preferred stock for the dividend period from June 12, 2013 through October 14, 2013. On November 19, 2013, we declared dividends on our 5.625% preferred stock for the dividend period from October 15, 2013 through January 14, 2014 to be payable on January 15, 2014 and our 6.75% preferred stock for the dividend period from September 30, 2013 through January 14, 2014 to be payable on January 15, 2014. On February 19, 2014, we declared dividends on our 5.625% and 6.75% preferred stock for the dividend period from January 15, 2014 through April 14, 2014 to be payable on April 15, 2014 and our 6.625% preferred stock for the dividend period from December 16, 2013 through April 14, 2014 to be payable on April 15, 2014.
•
During 2013, we repurchased 37.4 million common shares for $1.84 billion. As of December 31, 2013, there was $139 million remaining on our common share repurchase programs which was completed in February 2014. In

  February 2014, a new $2.5 billion common share repurchase program was authorized and is expected to be completed by August 2015.

CAPITAL RESOURCES AND LIQUIDITY

       Capital resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources as of December 31.

($ in millions)	2013	2012	2011
Preferred stock, common stock, retained income and other shareholders' equity items	$20,434	$19,405	$18,269
Accumulated other comprehensive income	1,046	1,175	29

Total shareholders' equity	21,480	20,580	18,298
Debt	6,201	6,057	5,908

Total capital resources	$27,681	$26,637	$24,206

Ratio of debt to shareholders' equity	28.9%	29.4%	32.3%
Ratio of debt to capital resources	22.4%	22.7%	24.4%

       Shareholders' equity increased in 2013, primarily due to net income, decreased unrecognized pension and other postretirement benefit cost from increasing the discount rate, changes in plan benefits and settlements charges reducing the plan's benefit obligations, and the issuance of preferred stock, partially offset by common share repurchases, decreased unrealized net capital gains on investments and dividends paid to shareholders. Shareholders' equity increased in 2012, primarily due to net income and increased unrealized net capital gains on investments, partially offset by common share repurchases and dividends paid to shareholders.

       Preferred stock    On June 12, 2013, we issued 11,500 shares of 5.625% Noncumulative Perpetual Preferred Stock for gross proceeds of $287.5 million. The proceeds of this issuance were used to fund the repurchase of debt and for general corporate purposes. On September 30, 2013, we issued 15,400 shares of 6.75% Noncumulative Perpetual Preferred Stock for gross proceeds of $385 million. The proceeds of this issuance were used for general corporate purposes, including to prefund the repayment of debt maturing in 2014. In December 2013, we issued 5,400 shares of 6.625% Noncumulative Perpetual Preferred Stock for gross proceeds of $135 million. The proceeds of this issuance were used for general corporate purposes.

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

       On June 20, 2013, we repurchased principal amounts of $1.83 billion of debt and recognized a loss on extinguishment of $480 million, pre-tax, representing the excess of the repurchase price over the principal repaid, the write-off of the unamortized debt issuance costs and other costs related to the repurchase transaction. During third and fourth quarter 2013, we repurchased principal amounts of $73 million of debt and recognized a loss on extinguishment of $11 million, pre-tax, representing the excess of the repurchase price over the principal repaid and the write-off of the unamortized debt issuance costs.

       The next debt maturities are on May 16, 2014 when $300 million of 6.20% Senior Notes are due and August 15, 2014 when $650 million of 5.00% Senior Notes are due and which are expected to be paid from available funds. As of December 31, 2013 and 2012, there were no outstanding commercial paper borrowings. For further information on outstanding debt, see Note 13 of the consolidated financial statements.

       During 2014, we may execute additional issuances of perpetual preferred stock for general corporate purposes.

       Common share repurchases    In July 2013, our $1.00 billion common share repurchase program that commenced in December 2012 was completed. As of December 31, 2013, our $1.00 billion common share repurchase program that was authorized in February 2013 had $139 million remaining which was completed in February 2014. On February 28, 2013, we entered into an accelerated share repurchase agreement with Barclays Bank PLC ("Barclays") and Barclays Capital Inc., as Barclays' agent, to purchase $500 million of our outstanding common stock. The accelerated share repurchase agreement settled on June 6, 2013. During 2013, we repurchased 37.4 million common shares for $1.84 billion. In February 2014, a new $2.5 billion common share repurchase program was authorized and is expected to be completed by August 2015.

       Since 1995, we have acquired 561 million shares of our common stock at a cost of $23.01 billion, primarily as part of various stock repurchase programs. We have reissued 112 million common shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities. Since 1995, total common shares outstanding has decreased by 451 million shares or 50.1%, primarily due to our repurchase programs.

       Financial ratings and strength    The following table summarizes our senior long-term debt, commercial paper and insurance financial strength ratings as of December 31, 2013.

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

       In January 2014, A.M. Best affirmed The Allstate Corporation's debt and commercial paper ratings of a- and AMB-1, respectively, and our insurance entities financial strength ratings of A+ for AIC and Allstate Life Insurance Company ("ALIC"). The outlook for AIC and ALIC remained stable. In April 2013, Moody's affirmed The Allstate Corporation's debt and commercial paper ratings of A3 and P-2, respectively, AIC's financial strength ratings of Aa3 and ALIC's financial strength rating of A1. The outlook for all Moody's ratings was revised to stable from negative. In May 2013, S&P affirmed The Allstate Corporation's debt and commercial paper ratings of A- and A-2, respectively, AIC's financial strength ratings of AA- and ALIC's financial strength rating of A+. The outlook for all S&P ratings was revised to stable from negative. The affirmation was based in part on the expectation that capital will be maintained within S&P's guideline. In the future, if our financial position is less than rating agency expectations including those related to capitalization at the parent company, AIC or ALIC, we could be exposed to a downgrade in our ratings which we do not view as being material to our business model or strategies.

       We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. On February 12, 2014, A.M. Best affirmed the Allstate New Jersey Insurance Company, which writes auto and homeowners insurance, rating of A-. The outlook for this rating is stable. Allstate New Jersey Insurance Company also has a Financial Stability Rating® of A" from Demotech, which was affirmed on November 22, 2013. On August 29, 2013, A.M. Best affirmed the Castle Key Insurance Company, which underwrites personal lines property insurance in Florida, rating of B-. The outlook for the rating is negative. Castle Key Insurance Company also has a Financial Stability Rating® of A' from Demotech, which was affirmed on November 22, 2013.

       Subsequent to the announcement of the pending sale of LBL, the rating agencies initiated reviews of LBL's ratings and outlook. Moody's downgraded LBL from A1 to Baa1 and revised the rating outlook from stable to negative. Both the rating and outlook will be finalized after the transaction closes. S&P downgraded LBL from A+ to BBB+ and placed LBL on CreditWatch negative. Both the rating and CreditWatch will be finalized after the transaction closes. A.M. Best placed LBL's rating under review with negative implications, pending a final determination on both the rating and outlook after the transaction closes. The Moody's, S&P and A.M. Best ratings and outlook of ALIC are unaffected by the sale of LBL.

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

       Allstate's domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2013, total statutory surplus is $18.28 billion compared to $17.28 billion as of December 31, 2012. Property-Liability surplus was $15.26 billion as of December 31, 2013, compared to $13.74 billion as of December 31, 2012. Allstate Financial surplus was $3.02 billion as of December 31, 2013, compared to $3.54 billion as of December 31, 2012.

       The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company's premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies, and for homeowners and related coverages that have significant net exposure to natural catastrophes a ratio of 1 to 1 is considered appropriate. AIC's combined premium to surplus ratio was 1.5x as of December 31, 2013 compared to 1.6x as of December 31, 2012.

       The National Association of Insurance Commissioners ("NAIC") has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by insurance regulatory authorities. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined "usual ranges". Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Our domestic insurance companies have no significant departure from these ranges.

       Liquidity sources and uses    Our potential sources of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Receipt of insurance premiums	X	X
Contractholder fund deposits		X
Reinsurance recoveries	X	X
Receipts of principal, interest and dividends on investments	X	X	X
Sales of investments	X	X	X
Funds from securities lending, commercial paper and line of credit agreements	X	X	X
Intercompany loans	X	X	X
Capital contributions from parent	X	X
Dividends from subsidiaries	X		X
Tax refunds/settlements	X	X	X
Funds from periodic issuance of additional securities			X
Receipt of intercompany settlements related to employee benefit plans			X

       Our potential uses of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Payment of claims and related expenses	X
Payment of contract benefits, maturities, surrenders and withdrawals		X
Reinsurance cessions and payments	X	X
Operating costs and expenses	X	X	X
Purchase of investments	X	X	X
Repayment of securities lending, commercial paper and line of credit agreements	X	X	X
Payment or repayment of intercompany loans	X	X	X
Capital contributions to subsidiaries	X		X
Dividends to shareholders/parent company	X	X	X
Tax payments/settlements	X	X
Common share repurchases			X
Debt service expenses and repayment	X	X	X
Payments related to employee and agent benefit plans	X	X	X

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

       Parent company capital capacity    At the parent holding company level, we have deployable assets totaling $2.56 billion as of December 31, 2013 comprising cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. In 2014, AIC will have the capacity to pay dividends currently estimated at $2.47 billion without prior regulatory approval. In addition, we have access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility. This provides funds for the parent company's fixed charges and other corporate purposes.

       In 2013, AIC paid dividends totaling $1.95 billion to its parent, Allstate Insurance Holdings, LLC ("AIH") who then paid the same amount of dividends to the Corporation. In 2012, AIC paid dividends totaling $1.51 billion. These dividends comprised $1.06 billion in cash paid to AIH, of which $1.04 billion were paid by AIH to the Corporation, and the transfer of ownership (valued at $450 million) to AIH of three insurance companies that were formerly subsidiaries of AIC (Allstate Indemnity Company, Allstate Fire and Casualty Insurance Company and Allstate Property and Casualty Insurance Company). In 2011, dividends totaling $838 million were paid by AIC to the Corporation. There were no capital contributions paid by the Corporation to AIC in 2013, 2012 or 2011. There were no capital contributions by AIC to ALIC in 2013, 2012 or 2011. In 2013 and 2012, Allstate Financial paid $774 million and $357 million, respectively, of return of capital, repayment of surplus notes and dividends to the Corporation and other affiliates.

       The sale of LBL is expected to generate deployable capital of approximately $1 billion. As allowed by regulatory authorities and subject to dividend limitations and approvals the capital may be returned to AIC. The $1 billion includes the estimated gain on the sale on a statutory-basis of accounting in the range of approximately $350 million to $400 million and the release of risk-based capital. During 2014, ALIC will not be able to pay dividends to AIC without prior Illinois Department of Insurance approval.

       No dividends may be paid or declared on our common stock and no shares of common stock may be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders' equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of December 31, 2013, we satisfied all of the tests, with no current restrictions on the payment of preferred stock dividends.

       The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In 2013, we did not defer interest payments on the subordinated debentures.

       The Corporation has access to additional borrowing to support liquidity as follows:

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2013, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.
•
Our $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs our commercial paper facility. We have the option to extend the expiration of its initial five year term by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders. In April 2013, we utilized the option on the first anniversary of the facility and we extended the facility by one year making its current expiration April 2018. The facility is fully subscribed among 12 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender's commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.5% as of December 31, 2013. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2013. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.
•
A universal shelf registration statement was filed with the Securities and Exchange Commission on April 30, 2012. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 451 million shares of treasury stock as of December 31, 2013), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

       Liquidity exposure    Contractholder funds were $24.30 billion as of December 31, 2013. The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2013.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,838	15.8%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	6,974	28.7
Market value adjustments (2)	3,247	13.4
Subject to discretionary withdrawal without adjustments (3)	10,245	42.1

Total contractholder funds (4)	$24,304	100.0%

(1)
Includes $3.34 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)
$2.45 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 6, 7 or 10 years) during which there is no surrender charge or market value adjustment.
(3)
79% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)
Includes $911 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

       Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. Surrenders and partial withdrawals for our retail annuities decreased 20.0% in 2013 compared to 2012. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.2% and 11.3% in 2013 and 2012, respectively. Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

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

       The following table summarizes consolidated cash flow activities by segment.

($ in millions)	Property-Liability (1)			Allstate Financial (1)			Corporate and Other (1)			Consolidated
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net cash provided by (used in):
Operating activities	$3,058	$2,023	$789	$1,068	$1,165	$1,295	$116	$(134)	$(155)	$4,242	$3,054	$1,929
Investing activities	(1,858)	(1,081)	244	3,833	2,497	5,284	(395)	165	633	1,580	1,581	6,161
Financing activities	38	(18)	(4)	(4,393)	(3,363)	(6,504)	(1,598)	(1,224)	(1,368)	(5,953)	(4,605)	(7,876)

Net (decrease) increase in consolidated cash										$(131)	$30	$214

(1)
Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

       Property-Liability    Higher cash provided by operating activities in 2013 compared to 2012 was primarily due to lower claim payments, increased premiums and the surrender of company owned life insurance, partially offset by higher expenses and tax payments. Higher cash provided by operating activities in 2012 compared to 2011 was primarily due to lower claim payments.

       Higher cash used in investing activities in 2013 compared to 2012 was primarily related to 2013 operating cash flows being invested. Cash used in investing activities in 2012 compared to cash provided by investing activities in 2011 was primarily due to 2012 operating cash flows being invested. There were lower sales of fixed income and equity securities and lower purchases of fixed income and equity securities.

       Allstate Financial    Lower cash provided by operating cash flows in 2013 compared to 2012 was primarily due to lower net investment income, partially offset by lower contract benefits paid and higher premiums. Lower cash provided by operating cash flows in 2012 compared to 2011 was primarily due to higher contract benefits paid.

       Higher cash provided by investing activities in 2013 compared to 2012 was due to higher investment collections and higher financing needs to fund institutional product maturities. Lower cash provided by investing activities in 2012 compared to 2011 was primarily due to lower financing needs as reflected in lower sales of fixed income securities, partially offset by decreased purchases of fixed income securities.

       Higher cash used in financing activities in 2013 compared to 2012 was primarily due to a $1.75 billion institutional product maturity. Lower cash used in financing activities in 2012 compared to 2011 was primarily due to lower surrenders and partial withdrawals on fixed annuities, decreased maturities of institutional products and the absence of Allstate Bank activity in 2012. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

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

       Contractual obligations and commitments    Our contractual obligations as of December 31, 2013 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral (1)	$624	$624	$—	$—	$—
Contractholder funds (2)	53,740	5,258	8,604	7,216	32,662
Reserve for life-contingent contract benefits (2)	36,264	1,283	2,393	2,246	30,342
Long-term debt (3)	16,177	1,377	680	861	13,259
Capital lease obligations (3)	44	17	14	4	9
Operating leases (3)	533	145	208	91	89
Unconditional purchase obligations (3)	377	157	155	41	24
Defined benefit pension plans and other postretirement benefit plans (3)(4)	1,309	61	121	118	1,009
Reserve for property-liability insurance claims and claims expense (5)	21,857	9,258	6,930	2,496	3,173
Other liabilities and accrued expenses (6)(7)	3,754	3,575	114	40	25

Total contractual cash obligations	$134,679	$21,755	$19,219	$13,113	$80,592

(1)
Liabilities for collateral are typically fully secured with cash or short-term investments. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.
(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies and institutional products. The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $35.25 billion for contractholder funds and $14.28 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2013, including those classified as held for sale. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.
(3)
Our payment obligations relating to long-term debt, capital lease obligations, operating leases, unconditional purchase obligations and pension and other postretirement benefits ("OPEB") contributions are managed within the structure of our intermediate to long-term liquidity management program. Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2013 because the long-term debt amount above includes interest.
(4)
The pension plans' obligations in the next 12 months represent our planned contributions where the benefit obligation exceeds the assets, and the remaining years' contributions are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans' obligations are estimated based on the expected benefits to be paid. These liabilities are discounted with respect to interest, and as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $628 million included in other liabilities and accrued expenses on the Consolidated Statements of Financial Position.
(5)
Reserve for property-liability insurance claims and claims expense is an estimate of amounts necessary to settle all outstanding claims, including claims that have been IBNR as of the balance sheet date. We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for IBNR claims. The ultimate cost of losses may vary materially from recorded amounts which are our best estimates. The reserve for property-liability insurance claims and claims expense includes loss reserves related to asbestos and environmental claims as of December 31, 2013, of $1.50 billion and $268 million, respectively.
(6)
Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding. Certain of these long-term liabilities are discounted with respect to interest, as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $3.68 billion.
(7)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $11.69 billion and gross deferred tax liabilities of $2.59 billion. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $395 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

       Our contractual commitments as of December 31, 2013 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commitments – conditional	$70	$37	$—	$—	$33
Other commitments – unconditional	2,846	33	162	262	2,389

Total commitments	$2,916	$70	$162	$262	$2,422

       Contractual commitments represent investment commitments such as private placements, limited partnership interests and other loans. Limited partnership interests are typically funded over the commitment period which is shorter than the contractual expiration date of the partnership and as a result, the actual timing of the funding may vary.

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

       For a more detailed discussion of our off-balance sheet arrangements, see Note 8 of the consolidated financial statements.

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

       ERRM governance includes an executive management committee structure, Board oversight and chief risk officers ("CROs"). The Enterprise Risk & Return Council ("ERRC") is Allstate's senior risk management committee. It directs ERRM by establishing risk-return targets, determining economic capital levels and directing integrated strategies and actions from an enterprise perspective. It consists of Allstate's chief executive officer, business unit presidents, enterprise and business unit chief risk officers and chief financial officers, general counsel and treasurer. Allstate's Board of Directors, Risk and Return Committee and Audit Committee provide ERRM oversight by reviewing enterprise principles, guidelines and limits for Allstate's significant risks and by monitoring strategies and actions management has taken to control these risks. Allstate's Board of Directors has overall responsibility for oversight of management's design and implementation of ERRM. Risk and Return Committee oversight focuses on the risk and return position of the company and Audit Committee oversight focuses on risk assessment and risk management policies, including the effectiveness of management's control environment.

       CROs are appointed for the enterprise and for Allstate Protection, Allstate Financial and Allstate Investments. Collectively, the CROs create an integrated approach to risk and return management to ensure risk management practices and strategies are aligned with Allstate's overall enterprise objectives.

       Our ERRM governance is supported with an analytic framework to manage risk exposure and optimize returns on risk-adjusted capital. Management and the ERRC use enterprise stochastic modeling, risk expertise and judgment to determine an appropriate level of enterprise economic capital to hold considering a broad range of risk objectives and external constraints. These include limiting risks of financial stress, insolvency, likelihood of capital stress and volatility, maintaining stakeholder value and financial strength ratings and satisfying regulatory and rating agency risk-based capital requirements. We generally assess solvency on a statutory accounting basis, but also consider GAAP volatility. Enterprise economic capital approximates a combination of statutory surplus and deployable invested assets at the parent holding company level.

       Using our governance and analytic framework, Allstate designs business and enterprise strategies that seek to optimize returns on risk-adjusted capital. Examples include reducing exposure to rising interest rates, reducing our concentration in spread-based products, and looking for opportunities to position the homeowners business to support our customer value proposition and growth strategies.

REGULATION AND LEGAL PROCEEDINGS

       We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 15 of the consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Year Ended December 31,
	2013	2012	2011
Revenues
Property-liability insurance premiums (net of reinsurance ceded of $1,069, $1,090 and $1,098)	$27,618	$26,737	$25,942
Life and annuity premiums and contract charges (net of reinsurance ceded of $639, $674 and $750)	2,352	2,241	2,238
Net investment income	3,943	4,010	3,971
Realized capital gains and losses:
Total other-than-temporary impairment losses	(207)	(239)	(563)
Portion of loss recognized in other comprehensive income	(8)	6	(33)

Net other-than-temporary impairment losses recognized in earnings	(215)	(233)	(596)
Sales and other realized capital gains and losses	809	560	1,099

Total realized capital gains and losses	594	327	503

	34,507	33,315	32,654

Costs and expenses
Property-liability insurance claims and claims expense (net of reinsurance ceded of $1,717, $2,051 and $927)	17,911	18,484	20,161
Life and annuity contract benefits (net of reinsurance ceded of $355, $665 and $653)	1,917	1,818	1,761
Interest credited to contractholder funds (net of reinsurance ceded of $27, $28 and $27)	1,278	1,316	1,645
Amortization of deferred policy acquisition costs	4,002	3,884	3,971
Operating costs and expenses	4,387	4,118	3,739
Restructuring and related charges	70	34	44
Loss on extinguishment of debt	491	—	—
Interest expense	367	373	367

	30,423	30,027	31,688

(Loss) gain on disposition of operations	(688)	18	(7)

Income from operations before income tax expense	3,396	3,306	959
Income tax expense	1,116	1,000	172

Net income	2,280	2,306	787

Preferred stock dividends	17	—	—

Net income available to common shareholders	$2,263	$2,306	$787

Earnings per common share:
Net income available to common shareholders per common share – Basic	$4.87	$4.71	$1.51

Weighted average common shares – Basic	464.4	489.4	520.7

Net income available to common shareholders per common share – Diluted	$4.81	$4.68	$1.50

Weighted average common shares – Diluted	470.3	493.0	523.1

Cash dividends declared per common share	$1.00	$0.88	$0.84

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2013	2012	2011
Net income	$2,280	$2,306	$787
Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(1,188)	1,434	452
Unrealized foreign currency translation adjustments	(32)	14	(12)
Unrecognized pension and other postretirement benefit cost	1,091	(302)	(239)

Other comprehensive (loss) income, after-tax	(129)	1,146	201

Comprehensive income	$2,151	$3,452	$988

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2013	2012
Assets
Investments
Fixed income securities, at fair value (amortized cost $59,008 and $71,915)	$60,910	$77,017
Equity securities, at fair value (cost $4,473 and $3,577)	5,097	4,037
Mortgage loans	4,721	6,570
Limited partnership interests	4,967	4,922
Short-term, at fair value (amortized cost $2,393 and $2,336)	2,393	2,336
Other	3,067	2,396

Total investments	81,155	97,278
Cash	675	806
Premium installment receivables, net	5,237	5,051
Deferred policy acquisition costs	3,372	3,621
Reinsurance recoverables, net	7,621	8,767
Accrued investment income	624	781
Property and equipment, net	1,024	989
Goodwill	1,243	1,240
Other assets	1,937	1,804
Separate Accounts	5,039	6,610
Assets held for sale	15,593	—

Total assets	$123,520	$126,947

Liabilities
Reserve for property-liability insurance claims and claims expense	$21,857	$21,288
Reserve for life-contingent contract benefits	12,386	14,895
Contractholder funds	24,304	39,319
Unearned premiums	10,932	10,375
Claim payments outstanding	631	797
Deferred income taxes	635	597
Other liabilities and accrued expenses	5,156	6,429
Long-term debt	6,201	6,057
Separate Accounts	5,039	6,610
Liabilities held for sale	14,899	—

Total liabilities	102,040	106,367

Commitments and Contingent Liabilities (Note 8, 9 and 15)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 32.3 thousand shares issued and outstanding as of December 31, 2013 and none issued and outstanding as of December 31, 2012, $807.5 aggregate liquidation preference	780	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 449 million and 479 million shares outstanding	9	9
Additional capital paid-in	3,143	3,162
Retained income	35,580	33,783
Deferred ESOP expense	(31)	(41)
Treasury stock, at cost (451 million and 421 million shares)	(19,047)	(17,508)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	50	(11)
Other unrealized net capital gains and losses	1,698	3,614
Unrealized adjustment to DAC, DSI and insurance reserves	(102)	(769)

Total unrealized net capital gains and losses	1,646	2,834
Unrealized foreign currency translation adjustments	38	70
Unrecognized pension and other postretirement benefit cost	(638)	(1,729)

Total accumulated other comprehensive income	1,046	1,175

Total shareholders' equity	21,480	20,580

Total liabilities and shareholders' equity	$123,520	$126,947

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

($ in millions, except per share data)	Year Ended December 31,
	2013	2012	2011

Preferred stock par value
Balance, beginning of year	$—	$—	$—
Preferred stock issuance	—	—	—

Balance, end of year	—	—	—

Preferred stock additional capital paid-in
Balance, beginning of year	—	—	—
Preferred stock issuance	780	—	—

Balance, end of year	780	—	—

Common stock	9	9	9

Additional capital paid-in
Balance, beginning of year	3,162	3,189	3,176
Equity incentive plans activity	(19)	(27)	13

Balance, end of year	3,143	3,162	3,189

Retained income
Balance, beginning of year	33,783	31,909	31,558
Net income	2,280	2,306	787
Dividends on common stock	(466)	(432)	(436)
Dividends on preferred stock	(17)	—	—

Balance, end of year	35,580	33,783	31,909

Deferred ESOP expense
Balance, beginning of year	(41)	(43)	(44)
Payments	10	2	1

Balance, end of year	(31)	(41)	(43)

Treasury stock
Balance, beginning of year	(17,508)	(16,795)	(15,910)
Shares acquired	(1,845)	(910)	(950)
Shares reissued under equity incentive plans, net	306	197	65

Balance, end of year	(19,047)	(17,508)	(16,795)

Accumulated other comprehensive income
Balance, beginning of year	1,175	29	(172)
Change in unrealized net capital gains and losses	(1,188)	1,434	452
Change in unrealized foreign currency translation adjustments	(32)	14	(12)
Change in unrecognized pension and other postretirement benefit cost	1,091	(302)	(239)

Balance, end of year	1,046	1,175	29

Total shareholders' equity	21,480	20,580	18,298

Noncontrolling interest
Balance, beginning of year	—	28	28
Change in noncontrolling interest ownership	—	(28)	(4)
Noncontrolling gain	—	—	4

Balance, end of year	—	—	28

Total equity	$21,480	$20,580	$18,326

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$2,280	$2,306	$787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	368	388	252
Realized capital gains and losses	(594)	(327)	(503)
Loss on extinguishment of debt	491	—	—
Loss (gain) on disposition of operations	688	(18)	7
Interest credited to contractholder funds	1,278	1,316	1,645
Changes in:
Policy benefits and other insurance reserves	(55)	214	(77)
Unearned premiums	602	306	37
Deferred policy acquisition costs	(268)	(18)	177
Premium installment receivables, net	(205)	(125)	33
Reinsurance recoverables, net	(729)	(1,560)	(716)
Income taxes	573	698	133
Other operating assets and liabilities	(187)	(126)	154

Net cash provided by operating activities	4,242	3,054	1,929

Cash flows from investing activities
Proceeds from sales
Fixed income securities	21,243	18,872	29,436
Equity securities	3,173	1,495	2,012
Limited partnership interests	1,045	1,398	1,000
Mortgage loans	24	14	97
Other investments	151	148	164
Investment collections
Fixed income securities	5,908	5,417	4,951
Mortgage loans	1,020	1,064	634
Other investments	275	128	123
Investment purchases
Fixed income securities	(24,087)	(22,658)	(27,896)
Equity securities	(3,677)	(671)	(1,824)
Limited partnership interests	(1,312)	(1,524)	(1,696)
Mortgage loans	(538)	(525)	(1,241)
Other investments	(1,084)	(665)	(204)
Change in short-term investments, net	(427)	(698)	2,182
Change in other investments, net	97	58	(415)
Purchases of property and equipment, net	(207)	(285)	(246)
(Acquisition) disposition of operations, net of cash acquired	(24)	13	(916)

Net cash provided by investing activities	1,580	1,581	6,161

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,271	493	7
Repayment of long-term debt	(2,627)	(352)	(7)
Proceeds from issuance of preferred stock	781	—	—
Contractholder fund deposits	2,174	2,158	2,176
Contractholder fund withdrawals	(6,556)	(5,519)	(8,680)
Dividends paid on common stock	(352)	(534)	(435)
Dividends paid on preferred stock	(6)	—	—
Treasury stock purchases	(1,834)	(913)	(953)
Shares reissued under equity incentive plans, net	170	85	19
Excess tax benefits on share-based payment arrangements	38	10	(5)
Other	(12)	(33)	2

Net cash used in financing activities	(5,953)	(4,605)	(7,876)

Net (decrease) increase in cash	(131)	30	214
Cash at beginning of year	806	776	562

Cash at end of year	$675	$806	$776

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

       To conform to the current year presentation, certain amounts in the prior year notes to consolidated financial statements have been reclassified.

       The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Nature of operations

       Allstate is engaged, principally in the United States, in the property-liability insurance and life insurance business. Allstate's primary business is the sale of private passenger auto and homeowners insurance. The Company also sells several other personal property and casualty insurance products, select commercial property and casualty coverages, life insurance and voluntary accident and health insurance. Allstate primarily distributes its products through exclusive agencies, financial specialists, independent agencies, contact centers and the internet.

       The Allstate Protection segment principally sells private passenger auto and homeowners insurance, with earned premiums accounting for 80% of Allstate's 2013 consolidated revenues. Allstate was the country's second largest personal property and casualty insurer as of December 31, 2012. Allstate Protection, through several companies, is authorized to sell certain property-liability products in all 50 states, the District of Columbia and Puerto Rico. The Company is also authorized to sell certain insurance products in Canada. For 2013, the top geographic locations for premiums earned by the Allstate Protection segment were Texas, California, New York, Florida and Pennsylvania. No other jurisdiction accounted for more than 5% of premiums earned for Allstate Protection.

       Allstate has exposure to catastrophes, an inherent risk of the property-liability insurance business, which have contributed, and will continue to contribute, to material year-to-year fluctuations in the Company's results of operations and financial position (see Note 9). The nature and level of catastrophic loss caused by natural events (high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes) and man-made events (terrorism and industrial accidents) experienced in any period cannot be predicted and could be material to results of operations and financial position. The Company considers the greatest areas of potential catastrophe losses due to hurricanes to generally be major metropolitan centers in counties along the eastern and gulf coasts of the United States. The Company considers the greatest areas of potential catastrophe losses due to earthquakes and fires following earthquakes to be major metropolitan areas near fault lines in the states of California, Oregon, Washington, South Carolina, Missouri, Kentucky and Tennessee. The Company also has exposure to asbestos, environmental and other discontinued lines claims (see Note 15).

       The Allstate Financial segment sells life insurance and voluntary accident and health insurance products. The principal products are interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. Effective January 1, 2014, the Company no longer offers fixed annuities such as deferred and immediate annuities. Institutional products consisting of funding agreements sold to unaffiliated trusts that use them to back medium-term notes were offered prior to 2009. Banking products and services were previously offered to customers through the Allstate Bank, which ceased operations in 2011.

       Allstate Financial, through several companies, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2013, the top geographic locations for statutory premiums and annuity considerations for the Allstate Financial segment were California, Texas, Florida and New York. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for Allstate Financial. Allstate Financial distributes its products through Allstate exclusive agencies and exclusive financial specialists, and workplace enrolling independent agents.

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

       Mortgage loans are carried at unpaid principal balances, net of unamortized premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected.

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

       Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value. Other investments primarily consist of policy loans, bank loans, agent loans and derivatives. Policy loans are carried at unpaid principal balances and were $919 million and $1.14 billion as of December 31, 2013 and 2012, respectively. Bank loans are primarily senior secured corporate loans and are carried at amortized cost. Agent loans are loans issued to exclusive Allstate agents and are carried at unpaid principal balances, net of valuation allowances and unamortized deferred fees or costs. Derivatives are carried at fair value.

       Investment income primarily consists of interest, dividends, income from certain derivative transactions, income from cost method limited partnership interests, and, in 2013 and 2012, income from EMA limited partnership interests. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for ABS, RMBS and CMBS is determined considering estimated pay-downs, including prepayments, obtained from third party data sources and internal estimates. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS, RMBS and CMBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is recalculated on a prospective basis. Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for mortgage loans, bank loans and agent loans that are in default or when full and timely collection of principal and interest payments is not probable. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value. Income from cost method limited partnership interests is recognized upon receipt of amounts distributed by the partnerships. Income from EMA limited partnership interests is recognized based on the Company's share of the partnerships' net income, including unrealized gains and losses, and is recognized on a delay due to the availability of the related financial statements. Income recognition on private equity/debt funds, real estate funds and tax credit funds is generally on a three month delay and income recognition on other funds is generally on a one month delay.

       Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, adjustments to valuation allowances on mortgage loans and agent loans, periodic changes in fair value and settlements of certain derivatives including hedge ineffectiveness, and, in 2011, income from EMA limited partnership interests. Realized capital gains and losses on investment sales, including principal payments, are determined on a specific identification basis.

Derivative and embedded derivative financial instruments

       Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate and equity), options (including swaptions), interest rate caps, warrants and rights, foreign currency swaps, foreign currency forwards, certain investment risk transfer reinsurance agreements, and certain bond forward purchase commitments. Derivatives required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in certain fixed income securities, equity-indexed life and annuity contracts, reinsured variable annuity contracts and certain funding agreements.

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

Securities loaned

       The Company's business activities include securities lending transactions, which are used primarily to generate net investment income. The proceeds received in conjunction with securities lending transactions are reinvested in short-term investments. These transactions are short-term in nature, usually 30 days or less.

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

Recognition of premium revenues and contract charges, and related benefits and interest credited

       Property-liability premiums are deferred and earned on a pro-rata basis over the terms of the policies, typically periods of six or twelve months. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premium installment receivables and adjusts its valuation allowance as appropriate. The valuation allowance for uncollectible premium installment receivables was $77 million and $70 million as of December 31, 2013 and 2012, respectively.

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

       The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $79 million and $95 million as of December 31, 2013 and 2012, respectively. Amortization expense of the present value of future profits was $16 million, $41 million and $39 million in 2013, 2012 and 2011, respectively.

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

Goodwill

       Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $825 million and $418 million as of December 31, 2013 and $822 million and $418 million as of December 31, 2012 for the Allstate Protection segment and the Allstate Financial segment, respectively. The Company's reporting units are equivalent to its reporting segments, Allstate Protection and Allstate Financial. Goodwill is allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination. Goodwill is not amortized but is tested for impairment at least annually. The Company performs its annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter. The Company also reviews goodwill for impairment whenever events or changes in circumstances, such as deteriorating or adverse market conditions, indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.

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

       Goodwill impairment evaluations indicated no impairment as of December 31, 2013 or 2012.

Property and equipment

       Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Certain facilities and equipment held under capital leases are also classified as property and equipment with the related lease obligations recorded as liabilities. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $2.19 billion and $2.41 billion as of December 31, 2013 and 2012, respectively. Depreciation expense on property and equipment was $208 million, $214 million and $222 million in 2013, 2012 and 2011, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Income taxes

       The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are DAC, unrealized capital gains and losses, unearned premiums, differences in tax bases of invested assets and insurance reserves. A deferred tax asset valuation allowance is established when there is uncertainty that such assets will be realized.

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

Held for sale classification

       Business is classified as held for sale when management has approved or received approval to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and certain other specified criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the Consolidated Statement of Position in the period in which the business is classified as held for sale.

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

Off-balance sheet financial instruments

       Commitments to invest, commitments to purchase private placement securities, commitments to extend loans, financial guarantees and credit guarantees have off-balance sheet risk because their contractual amounts are not recorded in the Company's Consolidated Statements of Financial Position (see Note 8 and Note 15).

Consolidation of variable interest entities ("VIEs")

       The Company consolidates VIEs when it is the primary beneficiary. A primary beneficiary is the entity with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE (see Note 13).

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

       The computation of basic and diluted earnings per common share for the years ended December 31 is presented in the following table.

($ in millions, except per share data)	2013	2012	2011
Numerator:
Net income	$2,280	$2,306	$787
Less: Preferred stock dividends	17	—	—

Net income available to common shareholders	2,263	2,306	787

Denominator:
Weighted average common shares outstanding	464.4	489.4	520.7
Effect of dilutive potential common shares:
Stock options	4.1	2.4	1.8
Restricted stock units and performance stock awards (non-participating)	1.8	1.2	0.6

Weighted average common and dilutive potential common shares outstanding	470.3	493.0	523.1

Earnings per common share – Basic	$4.87	$4.71	$1.51
Earnings per common share – Diluted	$4.81	$4.68	$1.50
       The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 8.8 million, 20.4 million and 27.2 million Allstate common shares, with exercise prices ranging from $40.49 to $62.42, $26.56 to $62.84 and $22.71 to $62.84, were outstanding in 2013, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per common share in those years.

Adopted accounting standards

Disclosures about Offsetting Assets and Liabilities

       In December 2011 and January 2013, the Financial Accounting Standards Board ("FASB") issued guidance requiring expanded disclosures, including both gross and net information, for derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in the reporting entity's financial statements or those that are subject to an enforceable master netting arrangement or similar agreement. The Company adopted the new guidance in the first quarter of 2013. The new guidance affects disclosures only and therefore had no impact on the Company's results of operations or financial position.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

       In February 2013, the FASB issued guidance requiring expanded disclosures about the amounts reclassified out of accumulated other comprehensive income by component. The guidance requires the presentation of significant amounts reclassified out of accumulated other comprehensive income by income statement line item but only if the amount reclassified is required under accounting principles generally accepted in the United States of America ("GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, cross-reference to other disclosures that provide additional detail about those amounts is required. The Company adopted the new guidance in the first quarter of 2013. The new guidance affects disclosures only and therefore had no impact on the Company's results of operations or financial position.

Pending accounting standard

Accounting for Investments in Qualified Affordable Housing Projects

       In January 2014, the FASB issued guidance which allows entities that invest in certain qualified affordable housing projects through limited liability entities the option to account for these investments using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. The guidance is effective for reporting periods beginning after December 15, 2014 and is to be applied retrospectively. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company's results of operations and financial position.

3.    Acquisition

       On October 7, 2011, The Allstate Corporation acquired all of the shares of Esurance Holdings, Inc. (formerly, White Mountains, Inc.) and Answer Financial Inc. ("Answer Financial") from White Mountains Holdings (Luxembourg) S.à r.l. for $1.01 billion in cash. Esurance Holdings, Inc. primarily comprises the Esurance insurance business ("Esurance"). Esurance sells private passenger auto, renters and homeowners insurance direct to consumers online, through contact centers and through select agents, including Answer Financial. Answer Financial is an independent personal lines insurance agency that offers comparison quotes for auto and homeowners insurance from approximately 25 insurance companies through its website and over the phone. Esurance expands the Company's ability to serve the self-directed, brand-sensitive market segment. Answer Financial strengthens the Company's offering to self-directed consumers who want a choice between insurance carriers.

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

4.    Held for Sale Transaction

       On July 17, 2013, the Company entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company ("LBL"), LBL's life insurance business generated through independent master brokerage agencies, and all of LBL's deferred fixed annuity and long-term care insurance business for $600 million subject to certain adjustments as of the closing date. LBL is reported in the Allstate Financial segment. The transaction is subject to regulatory approvals and other customary closing conditions. The Company expects the closing to occur in April 2014. The estimated loss on disposition of $521 million, after-tax, was recorded in 2013, excluding any impact of unrealized net capital gains and losses. This transaction met the criteria for held for sale accounting. As a result, the related assets and liabilities are included as single line items in the asset and liability sections of the Consolidated Statement of Financial Position as of December 31, 2013. The following table summarizes the assets and liabilities held for sale as of December 31, 2013.

($ in millions)
Assets
Investments
Fixed income securities	$10,167
Mortgage loans	1,367
Short-term investments	160
Other investments	289

Total investments	11,983
Deferred policy acquisition costs	743
Reinsurance recoverables, net	1,660
Accrued investment income	109
Other assets	79
Separate Accounts	1,701

Assets held for sale	16,275
Less: Loss accrual	(682)

Total assets held for sale	$15,593

Liabilities
Reserve for life-contingent contract benefits	$1,894
Contractholder funds	10,945
Unearned premiums	12
Deferred income taxes	151
Other liabilities and accrued expenses	196
Separate Accounts	1,701

Total liabilities held for sale	$14,899

       Included in shareholders' equity is $85 million of accumulated other comprehensive income related to assets held for sale.

5.    Supplemental Cash Flow Information

       Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $322 million, $323 million and $601 million in 2013, 2012 and 2011, respectively. Non-cash financing activities include $94 million, $39 million and $18 million related to the issuance of Allstate shares for vested restricted stock units in 2013, 2012 and 2011, respectively.

       Liabilities for collateral received in conjunction with the Company's securities lending program were $609 million, $784 million and $419 million as of December 31, 2013, 2012 and 2011, respectively, and are reported in other liabilities and accrued expenses. Obligations to return cash collateral for over-the-counter ("OTC") and cleared derivatives were $15 million, $24 million and $43 million as of December 31, 2013, 2012 and 2011, respectively, and are reported in other liabilities and accrued expenses or other investments. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Net change in proceeds managed
Net change in short-term investments	$190	$(341)	$21

Operating cash flow provided (used)	190	(341)	21
Net change in cash	(6)	(5)	1

Net change in proceeds managed	$184	$(346)	$22

Net change in liabilities
Liabilities for collateral, beginning of year	$(808)	$(462)	$(484)
Liabilities for collateral, end of year	(624)	(808)	(462)

Operating cash flow (used) provided	$(184)	$346	$(22)

6.    Investments

Fair values

       The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

		Gross unrealized
	Amortized cost			Fair value
($ in millions)		Gains	Losses
December 31, 2013
U.S. government and agencies	$2,791	$129	$(7)	$2,913
Municipal	8,446	364	(87)	8,723
Corporate	39,331	1,659	(387)	40,603
Foreign government	1,736	99	(11)	1,824
ABS	4,491	71	(44)	4,518
RMBS	1,403	101	(30)	1,474
CMBS	788	48	(7)	829
Redeemable preferred stock	22	4	—	26

Total fixed income securities	$59,008	$2,475	$(573)	$60,910

December 31, 2012
U.S. government and agencies	$4,387	$326	$—	$4,713
Municipal	12,139	1,038	(108)	13,069
Corporate	44,943	3,721	(127)	48,537
Foreign government	2,290	228	(1)	2,517
ABS	3,623	108	(107)	3,624
RMBS	3,000	142	(110)	3,032
CMBS	1,510	65	(77)	1,498
Redeemable preferred stock	23	4	—	27

Total fixed income securities	$71,915	$5,632	$(530)	$77,017

Scheduled maturities

       The scheduled maturities for fixed income securities are as follows as of December 31, 2013:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$2,661	$2,699
Due after one year through five years	24,065	24,781
Due after five years through ten years	16,770	17,293
Due after ten years	8,830	9,316

	52,326	54,089
ABS, RMBS and CMBS	6,682	6,821

Total	$59,008	$60,910

       Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

       Net investment income for the years ended December 31 is as follows:

($ in millions)	2013	2012	2011
Fixed income securities	$2,921	$3,234	$3,484
Equity securities	149	127	122
Mortgage loans	372	374	359
Limited partnership interests (1)	541	348	88
Short-term investments	5	6	6
Other	161	132	95

Investment income, before expense	4,149	4,221	4,154
Investment expense	(206)	(211)	(183)

Net investment income	$3,943	$4,010	$3,971

(1)
Income from EMA limited partnerships is reported in net investment income in 2013 and 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses

       Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Fixed income securities	$262	$107	$712
Equity securities	327	183	63
Mortgage loans	20	8	(27)
Limited partnership interests (1)	(5)	13	159
Derivatives	(10)	23	(397)
Other	—	(7)	(7)

Realized capital gains and losses	$594	$327	$503

(1)
Income from EMA limited partnerships is reported in net investment income in 2013 and 2012 and realized capital gains and losses in 2011.

       Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Impairment write-downs	$(72)	$(185)	$(496)
Change in intent write-downs	(143)	(48)	(100)

Net other-than-temporary impairment losses recognized in earnings	(215)	(233)	(596)
Sales	819	536	1,336
Valuation of derivative instruments	(6)	(11)	(291)
Settlements of derivative instruments	(4)	35	(105)
EMA limited partnership income	—	—	159

Realized capital gains and losses	$594	$327	$503

       Gross gains of $432 million, $564 million and $1.27 billion and gross losses of $103 million, $322 million and $240 million were realized on sales of fixed income securities during 2013, 2012 and 2011, respectively.

       Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2013			2012			2011
	Gross	Included in OCI	Net	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(24)	$(5)	$(29)	$(42)	$9	$(33)	$(59)	$(3)	$(62)
Corporate	—	—	—	(21)	(2)	(23)	(30)	6	(24)
Foreign government	—	—	—	—	—	—	(1)	—	(1)
ABS	—	(2)	(2)	—	—	—	(9)	2	(7)
RMBS	(3)	2	(1)	(65)	(4)	(69)	(196)	(39)	(235)
CMBS	(32)	(3)	(35)	(22)	3	(19)	(66)	1	(65)

Total fixed income securities	(59)	(8)	(67)	(150)	6	(144)	(361)	(33)	(394)
Equity securities	(137)	—	(137)	(75)	—	(75)	(139)	—	(139)
Mortgage loans	11	—	11	5	—	5	(37)	—	(37)
Limited partnership interests	(18)	—	(18)	(8)	—	(8)	(6)	—	(6)
Other	(4)	—	(4)	(11)	—	(11)	(20)	—	(20)

Other-than-temporary impairment losses	$(207)	$(8)	$(215)	$(239)	$6	$(233)	$(563)	$(33)	$(596)

       The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amount excludes $260 million and $219 million as of December 31, 2013 and 2012, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	December 31, 2013	December 31, 2012
Municipal	$(9)	$(20)
Corporate	—	(1)
ABS	(10)	(14)
RMBS	(152)	(182)
CMBS	(12)	(19)

Total	$(183)	$(236)

       Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2013	2012	2011
Beginning balance	$(617)	$(944)	$(1,046)
Additional credit loss for securities previously other-than-temporarily impaired	(30)	(58)	(152)
Additional credit loss for securities not previously other-than-temporarily impaired	(19)	(50)	(150)
Reduction in credit loss for securities disposed or collected	150	427	379
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	2	7	15
Change in credit loss due to accretion of increase in cash flows	1	1	10

Ending balance (1)	$(513)	$(617)	$(944)

(1)
The December 31, 2013 ending balance includes $60 million of cumulative credit losses recognized in earnings for fixed income securities that are classified as held for sale.

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

Unrealized net capital gains and losses

       Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

		Gross unrealized
	Fair value			Unrealized net gains (losses)
($ in millions) December 31, 2013		Gains	Losses
Fixed income securities	$60,910	$2,475	$(573)	$1,902
Equity securities	5,097	658	(34)	624
Short-term investments	2,393	—	—	—
Derivative instruments (1)	(13)	1	(19)	(18)
EMA limited partnerships (2)				(3)
Investments classified as held for sale				190

Unrealized net capital gains and losses, pre-tax				2,695
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(158)

Amounts recognized				(158)
Deferred income taxes				(891)

Unrealized net capital gains and losses, after-tax				$1,646

(1)
Included in the fair value of derivative instruments are $1 million classified as assets and $14 million classified as liabilities.
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

(1)
Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

Change in unrealized net capital gains and losses

       The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2013	2012	2011
Fixed income securities	$(3,200)	$2,368	$1,908
Equity securities	164	300	(423)
Derivative instruments	4	(5)	5
EMA limited partnerships	(10)	5	2
Investments classified as held for sale	190	—	—

Total	(2,852)	2,668	1,492
Amounts recognized for:
Insurance reserves	771	(177)	(585)
DAC and DSI	254	(288)	(209)

Amounts recognized	1,025	(465)	(794)
Deferred income taxes	639	(769)	(246)

(Decrease) increase in unrealized net capital gains and losses, after-tax	$(1,188)	$1,434	$452

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

($ in millions)	Less than 12 months			12 months or more
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
December 31, 2013
Fixed income securities
U.S. government and agencies	22	$700	$(7)	—	$—	$—	$(7)
Municipal	315	2,065	(41)	38	208	(46)	(87)
Corporate	796	10,375	(308)	54	550	(79)	(387)
Foreign government	36	262	(9)	1	18	(2)	(11)
ABS	85	1,715	(10)	43	429	(34)	(44)
RMBS	134	149	(4)	175	247	(26)	(30)
CMBS	8	22	—	7	52	(7)	(7)

Total fixed income securities	1,396	15,288	(379)	318	1,504	(194)	(573)
Equity securities	158	982	(34)	1	—	—	(34)

Total fixed income and equity securities	1,554	$16,270	$(413)	319	$1,504	$(194)	$(607)

Investment grade fixed income securities	1,217	$14,019	$(340)	221	$975	$(116)	$(456)
Below investment grade fixed income securities	179	1,269	(39)	97	529	(78)	(117)

Total fixed income securities	1,396	$15,288	$(379)	318	$1,504	$(194)	$(573)

December 31, 2012
Fixed income securities
U.S. government and agencies	6	$85	$—	—	$—	$—	$—
Municipal	130	1,012	(13)	80	717	(95)	(108)
Corporate	133	1,989	(33)	70	896	(94)	(127)
Foreign government	22	190	(1)	—	—	—	(1)
ABS	12	145	(1)	77	794	(106)	(107)
RMBS	117	50	(1)	336	638	(109)	(110)
CMBS	11	68	—	44	357	(77)	(77)
Redeemable preferred stock	—	—	—	1	—	—	—

Total fixed income securities	431	3,539	(49)	608	3,402	(481)	(530)
Equity securities	803	284	(27)	96	69	(7)	(34)

Total fixed income and equity securities	1,234	$3,823	$(76)	704	$3,471	$(488)	$(564)

Investment grade fixed income securities	387	$3,141	$(39)	409	$2,172	$(217)	$(256)
Below investment grade fixed income securities	44	398	(10)	199	1,230	(264)	(274)

Total fixed income securities	431	$3,539	$(49)	608	$3,402	$(481)	$(530)

       As of December 31, 2013, $504 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $504 million, $383 million are related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

       As of December 31, 2013, the remaining $103 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $73 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $103 million, $25 million are related to below investment grade fixed income securities and $5 million are related to equity securities. Of these amounts, $17 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2013.

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

       As of December 31, 2013, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2013, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

       As of both December 31, 2013 and 2012, the carrying value of equity method limited partnerships totaled $3.52 billion. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. The Company had write-downs related to equity method limited partnerships of $1 million and $2 million in 2013 and 2011, respectively. The Company had no write-downs related to equity method limited partnerships in 2012.

       As of December 31, 2013 and 2012, the carrying value for cost method limited partnerships was $1.44 billion and $1.41 billion, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee's capital. Additionally, the Company's portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds. In 2013, 2012 and 2011, the Company had write-downs related to cost method limited partnerships of $17 million, $8 million and $4 million, respectively.

Mortgage loans

       The Company's mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located throughout the United States and totaled, net of valuation allowance, $4.72 billion and $6.57 billion as of December 31, 2013 and 2012, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage loan portfolio. No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage loan portfolio carrying value)	2013	2012
California	23.0%	23.6%
Illinois	10.0	8.1
New Jersey	6.8	6.2
Texas	6.3	6.4
New York	6.0	6.4
Florida	5.7	4.7
District of Columbia	5.3	3.8

       The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage loan portfolio carrying value)	2013	2012
Office buildings	26.5%	26.6%
Apartment complex	23.2	20.6
Retail	21.0	22.7
Warehouse	18.0	19.7
Other	11.3	10.4

Total	100.0%	100.0%

       The contractual maturities of the mortgage loan portfolio as of December 31, 2013 are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2014	23	$336	7.1%
2015	38	628	13.3
2016	46	548	11.6
2017	42	475	10.1
Thereafter	204	2,734	57.9

Total	353	$4,721	100.0%

       Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2013.

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

       The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution as of December 31:

($ in millions)	2013			2012
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$153	$—	$153	$267	$—	$267
1.0 - 1.25	613	—	613	1,208	20	1,228
1.26 - 1.50	1,233	2	1,235	1,458	46	1,504
Above 1.50	2,562	77	2,639	3,268	148	3,416

Total non-impaired mortgage loans	$4,561	$79	$4,640	$6,201	$214	$6,415

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

       The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2013	2012
Impaired mortgage loans with a valuation allowance	$81	$147
Impaired mortgage loans without a valuation allowance	—	8

Total impaired mortgage loans	$81	$155

Valuation allowance on impaired mortgage loans	$21	$42

       The average balance of impaired loans was $88 million, $202 million and $210 million during 2013, 2012 and 2011, respectively.

       The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2013	2012	2011
Beginning balance	$42	$63	$84
Net (decrease) increase in valuation allowance	(11)	(5)	37
Charge offs	(8)	(16)	(58)
Mortgage loans classified as held for sale	(2)	—	—

Ending balance	$21	$42	$63

       The carrying value of past due mortgage loans as of December 31 is as follows:

($ in millions)	2013	2012
Less than 90 days past due	$—	$21
90 days or greater past due	—	4

Total past due	—	25
Current loans	4,721	6,545

Total mortgage loans	$4,721	$6,570

Municipal bonds

       The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio as of December 31. No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2013	2012
Texas	8.7%	8.2%
California	8.0	8.1
Florida	6.3	6.5
New York	6.3	5.9

Concentration of credit risk

       As of December 31, 2013, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company's shareholders' equity.

Securities loaned

       The Company's business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2013 and 2012, fixed income and equity securities with a carrying value of $590 million and $760 million, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $2 million in each of 2013, 2012 and 2011.

Other investment information

       Included in fixed income securities are below investment grade assets totaling $6.44 billion and $6.62 billion as of December 31, 2013 and 2012, respectively.

       As of December 31, 2013, fixed income securities and short-term investments with a carrying value of $258 million were on deposit with regulatory authorities as required by law.

       As of December 31, 2013, the carrying value of fixed income securities that were non-income producing was $48 million.

7.    Fair Value of Assets and Liabilities

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

Level 3 measurements

•
Fixed income securities:

    Municipal:  Municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners ("NAIC"). The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads. Also includes auction rate securities ("ARS") primarily backed by student loans that have become illiquid due to failures in the auction market are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including the anticipated date liquidity will return to the market.

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

       The following table summarizes the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2013:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2013
Assets
Fixed income securities:
U.S. government and agencies	$1,801	$1,105	$7		$2,913
Municipal	—	8,380	343		8,723
Corporate	—	39,494	1,109		40,603
Foreign government	—	1,824	—		1,824
ABS	—	4,326	192		4,518
RMBS	—	1,472	2		1,474
CMBS	—	786	43		829
Redeemable preferred stock	—	25	1		26

Total fixed income securities	1,801	57,412	1,697		60,910
Equity securities	4,268	697	132		5,097
Short-term investments	752	1,626	15		2,393
Other investments: Free-standing derivatives	—	284	9	$(24)	269
Separate account assets	5,039	—	—		5,039
Other assets	1	—	—		1
Assets held for sale	1,854	9,812	362		12,028

Total recurring basis assets	13,715	69,831	2,215	(24)	85,737
Non-recurring basis (1)	—	—	24		24

Total assets at fair value	$13,715	$69,831	$2,239	$(24)	$85,761

% of total assets at fair value	16.0%	81.4%	2.6%	—%	100.0%
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(307)		$(307)
Other liabilities: Free-standing derivatives	—	(194)	(14)	$11	(197)
Liabilities held for sale	—	—	(246)		(246)

Total recurring basis liabilities	—	(194)	(567)	11	(750)
Non-recurring basis (2)	—	—	(11,088)		(11,088)

Total liabilities at fair value	$—	$(194)	$(11,655)	$11	$(11,838)

% of total liabilities at fair value	—%	1.6%	98.5%	(0.1)%	100.0%

(1)
Includes $8 million of mortgage loans and $16 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.
(2)
Relates to LBL business held for sale (see Note 4). The total fair value measurement includes $15,593 million of assets held for sale and $(14,899) million of liabilities held for sale, less $12,028 million of assets and $(246) million of liabilities measured at fair value on a recurring basis.

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

       The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
December 31, 2013
Derivatives embedded in life and annuity contracts — Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.75%
Liabilities held for sale — Equity-indexed and forward starting options	$(246)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.91%
December 31, 2012
ARS backed by student loans	$394	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	31 - 43 months
Derivatives embedded in life and annuity contracts — Equity-indexed and forward starting options	$(419)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.92%

       If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

       As of December 31, 2013 and 2012, Level 3 fair value measurements include $1.27 billion and $1.87 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $208 million and $395 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies. As of December 31, 2013, Level 3 fair value measurements for assets held for sale include $319 million of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

       The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2013.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$8	$—	$—	$—	$—
Municipal	965	(33)	47	6	(63)
Corporate	1,617	35	(32)	84	(323)
ABS	251	—	29	29	(86)
RMBS	3	—	—	—	—
CMBS	52	(1)	2	4	—
Redeemable preferred stock	1	—	—	—	—

Total fixed income securities	2,897	1	46	123	(472)
Equity securities	171	3	7	—	—
Free-standing derivatives, net	(27)	19	—	—	—
Other assets	1	(1)	—	—	—
Assets held for sale	—	(2)	(6)	13	(13)

Total recurring Level 3 assets	$3,042	$20	$47	$136	$(485)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(553)	$89	$—	$—	$—
Liabilities held for sale	—	20	—	—	—

Total recurring Level 3 liabilities	$(553)	$109	$—	$—	$—

	Transfer to held for sale	Purchases/ Issues (2)	Sales	Settlements	Balance as of December 31, 2013
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$7
Municipal	(51)	55	(558)	(25)	343
Corporate	(244)	504	(389)	(143)	1,109
ABS	(85)	174	(82)	(38)	192
RMBS	—	—	—	(1)	2
CMBS	(5)	11	(19)	(1)	43
Redeemable preferred stock	—	—	—	—	1

Total fixed income securities	(385)	744	(1,048)	(209)	1,697
Equity securities	—	1	(50)	—	132
Free-standing derivatives, net	—	9	—	(6)	(5	) (3)
Other assets	—	—	—	—	—
Assets held for sale	385	—	(10)	(5)	362

Total recurring Level 3 assets	$—	$754	$(1,108)	$(220)	$2,186

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$265	$(111)	$—	$3	$(307)
Liabilities held for sale	(265)	(6)	—	5	(246)

Total recurring Level 3 liabilities	$—	$(117)	$—	$8	$(553)

(1)
The effect to net income totals $129 million and is reported in the Consolidated Statements of Operations as follows: $3 million in realized capital gains and losses, $18 million in net investment income, $40 million in interest credited to contractholder funds, $74 million in life and annuity contract benefits and $(6) million in loss on disposition of operations.
(2)
Represents purchases for assets and issues for liabilities.
(3)
Comprises $9 million of assets and $14 million of liabilities.

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

       There were no transfers between Level 1 and Level 2 during 2013 or 2011. During 2012, certain U.S. government securities were transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.

       During 2011, certain ABS, RMBS and CMBS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets. Additionally, in 2011 certain ABS that were valued based on non-binding broker quotes were transferred into Level 2 from Level 3 since the inputs were corroborated to be market observable.

       Transfers into Level 3 during 2013, 2012 and 2011 included situations where a fair value quote was not provided by the Company's independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during 2013, 2012 and 2011 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company's independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

       The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of December 31.

($ in millions)	2013	2012	2011
Assets
Fixed income securities:
Municipal	$(19)	$(28)	$(28)
Corporate	13	15	20
ABS	(1)	—	(33)
RMBS	(1)	(1)	—
CMBS	(2)	(3)	(11)

Total fixed income securities	(10)	(17)	(52)
Equity securities	—	(6)	(10)
Free-standing derivatives, net	10	6	(41)
Other assets	(1)	—	—
Assets held for sale	(2)	—	—

Total recurring Level 3 assets	$(3)	$(17)	$(103)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$89	$168	$(134)
Liabilities held for sale	20	—	—

Total recurring Level 3 liabilities	$109	$168	$(134)

       The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $106 million in 2013 and are reported as follows: $(9) million in realized capital gains and losses, $12 million in net investment income, $35 million in interest credited to contractholder funds, $74 million in life and annuity contract benefits and $(6) million in loss on disposition of operations. These gains and losses total $151 million in 2012 and are reported as follows: $(37) million in realized capital gains and losses, $21 million in net investment income, $131 million in interest credited to contractholder funds and $36 million in life and annuity contract benefits. These gains and losses total $(237) million in 2011 and are reported as follows: $(147) million in realized capital gains and losses, $44 million in net investment income, $(102) million in interest credited to contractholder funds and $(32) million in life and annuity contract benefits.

       Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	December 31, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,721	$4,871	$6,570	$6,886
Cost method limited partnerships	1,443	1,835	1,406	1,714
Bank loans	1,242	1,244	682	684
Agent loans	341	325	319	314
Assets held for sale	1,458	1,532	—	—

       The fair value of mortgage loans, including those classified as assets held for sale, is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell. Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral. The fair value of cost method limited partnerships is determined using reported net asset values of the underlying funds. The fair value of bank loans, which are reported in other investments or assets held for sale, is based on broker quotes from brokers familiar with the loans and current market conditions. The fair value of agent loans, which are reported in other investments, is based on discounted cash flow calculations that use discount rates with a spread over U.S. Treasury rates. Assumptions used in developing estimated cash flows and discount rates consider the loan's credit and liquidity risks. The fair value measurements for mortgage loans, cost method limited partnerships, bank loans, agent loans and assets held for sale are categorized as Level 3.

Financial liabilities

($ in millions)	December 31, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$15,569	$16,225	$27,014	$28,019
Long-term debt	6,201	6,509	6,057	7,141
Liability for collateral	624	624	808	808
Liabilities held for sale	7,417	7,298	—	—

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

8.    Derivative Financial Instruments and Off-balance sheet Financial Instruments

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

       The Company may also use derivatives to manage the risk associated with corporate actions, including the sale of a business. During December 2013, swaptions were utilized to hedge the expected proceeds from the pending disposition of LBL.

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

       Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of December 31, 2013, the Company pledged $12 million of cash and securities in the form of margin deposits.

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

       The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2013.

($ in millions, except number of contracts)
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$1	$1	$—

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swaption agreements	Other investments	1,420	n/a	—	—	—
Interest rate cap agreements	Other investments	61	n/a	2	2	—
Financial futures contracts	Other assets	—	550	—	—	—
Equity and index contracts
Options and warrants (2)	Other investments	3	10,035	263	263	—
Financial futures contracts	Other assets	—	1,432	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	161	n/a	10	10	—
Embedded derivative financial instruments
Credit default swaps	Fixed income securities	12	n/a	(12)	—	(12)
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	2	n/a	—	—	—
Credit default swaps – selling protection	Other investments	105	n/a	2	2	—
Other contracts
Other contracts	Other assets	4	n/a	—	—	—

Subtotal		2,768	12,017	266	278	(12)

Total asset derivatives		$2,784	12,017	$267	$279	$(12)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$132	n/a	$(15)	$—	$(15)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	4	4	—
Interest rate swaption agreements	Other liabilities & accrued expenses	4,570	n/a	1	1	—
Interest rate cap agreements	Other liabilities & accrued expenses	262	n/a	4	4	—
Equity and index contracts
Options	Other liabilities & accrued expenses	55	10,035	(165)	2	(167)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	148	n/a	(3)	2	(5)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	738	n/a	(43)	—	(43)
Guaranteed withdrawal benefits	Contractholder funds	506	n/a	(13)	—	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,693	n/a	(247)	—	(247)
	Liabilities held for sale	2,363	n/a	(246)	—	(246)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(4)	—	(4)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	397	n/a	(6)	—	(6)
Credit default swaps – selling protection	Other liabilities & accrued expenses	185	n/a	(13)	2	(15)

Subtotal		11,087	10,035	(731)	15	(746)

Total liability derivatives		11,219	10,035	(746)	$15	$(761)

Total derivatives		$14,003	22,052	$(479)

(1)
Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
(2)
In addition to the number of contracts presented in the table, the Company held 6,160 stock rights and 1,232,420 stock warrants. Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

       The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2012.

($ in millions, except number of contracts)
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$2	$2	$—

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	5,541	n/a	19	28	(9)
Interest rate cap agreements	Other investments	372	n/a	1	1	—
Financial futures contracts	Other assets	n/a	2	—	—	—
Equity and index contracts
Options and warrants (2)	Other investments	146	12,400	125	125	—
Financial futures contracts	Other assets	n/a	1,087	5	5	—
Foreign currency contracts
Foreign currency forwards and options	Other investments	258	n/a	6	6	—
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	—	—	—
Equity-indexed call options	Fixed income securities	90	n/a	9	9	—
Credit default swaps	Fixed income securities	12	n/a	(12)	—	(12)
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	209	n/a	—	2	(2)
Credit default swaps – selling protection	Other investments	308	n/a	2	3	(1)
Other contracts
Other contracts	Other assets	4	n/a	1	1	—

Subtotal		7,945	13,489	156	180	(24)

Total asset derivatives		$7,961	13,489	$158	$182	$(24)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$135	n/a	$(19)	$—	$(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	1,185	n/a	16	18	(2)
Interest rate swaption agreements	Other liabilities & accrued expenses	250	n/a	—	—	—
Interest rate cap agreements	Other liabilities & accrued expenses	429	n/a	1	1	—
Financial futures contracts	Other liabilities & accrued expenses	—	357	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	12,262	(58)	—	(58)
Foreign currency contracts
Foreign currency forwards and options	Other liabilities & accrued expenses	139	n/a	(1)	1	(2)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	820	n/a	(86)	—	(86)
Guaranteed withdrawal benefits	Contractholder funds	554	n/a	(39)	—	(39)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,916	n/a	(419)	—	(419)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(9)	—	(9)
Credit default contracts
Credit default swaps — buying protection	Other liabilities & accrued expenses	420	n/a	(3)	2	(5)
Credit default swaps — selling protection	Other liabilities & accrued expenses	285	n/a	(29)	1	(30)

Subtotal		8,083	12,619	(627)	23	(650)

Total liability derivatives		8,218	12,619	(646)	$23	$(669)

Total derivatives		$16,179	26,108	$(488)

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

       The following table provides gross and net amounts for the Company's OTC derivatives, all of which are subject to enforceable master netting agreements.

($ in millions)		Offsets
					Securities collateral (received) pledged
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet		Net amount
December 31, 2013
Asset derivatives	$28	$(15)	$(9)	$4	$(4)	$—
Liability derivatives	(41)	15	(4)	(30)	23	(7)
December 31, 2012
Asset derivatives	$66	$(35)	$(22)	$9	$(4)	$5
Liability derivatives	(70)	35	(2)	(37)	25	(12)

       The following table provides a summary of the impacts of the Company's foreign currency contracts in cash flow hedging relationships for the years ended December 31.

($ in millions)	2013	2012	2011
Gain (loss) recognized in OCI on derivatives during the period	$3	$(6)	$4
Loss recognized in OCI on derivatives during the term of the hedging relationship	(18)	(22)	(17)
Loss reclassified from AOCI into income (net investment income)	(1)	—	—
Loss reclassified from AOCI into income (realized capital gains and losses)	—	(1)	(1)

       Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses in 2013, 2012 or 2011.

       The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations for the years ended December 31. In 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	2013
	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
Interest rate contracts	$4	$—	$—	$—	$(6)	$(2)
Equity and index contracts	(12)	—	94	34	—	116
Embedded derivative financial instruments	(1)	74	(75)	—	—	(2)
Foreign currency contracts	(9)	—	—	7	—	(2)
Credit default contracts	8	—	—	—	—	8
Other contracts	—	—	(3)	—	—	(3)

Total	$(10)	$74	$16	$41	$(6)	$115

	2012
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$—	$—	$—	$—	$(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(1)	—	—	—	(1)
Equity and index contracts	—	(4)	—	56	17	69
Embedded derivative financial instruments	—	21	36	134	—	191
Foreign currency contracts	—	(1)	—	—	7	6
Credit default contracts	—	9	—	—	—	9
Other contracts	—	—	—	3	—	3

Subtotal	—	24	36	193	24	277

Total	$(1)	$24	$36	$193	$24	$276

	2011
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(2)	$(8)	$—	$(5)	$—	$(15)
Foreign currency and interest rate contracts	—	—	—	(32)	—	(32)

Subtotal	(2)	(8)	—	(37)	—	(47)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(304)	—	—	—	(304)
Equity and index contracts	—	(43)	—	(2)	(3)	(48)
Embedded derivative financial instruments	—	(37)	(32)	(38)	—	(107)
Foreign currency contracts	—	(12)	—	—	2	(10)
Credit default contracts	—	8	—	—	—	8
Other contracts	—	—	—	7	—	7

Subtotal	—	(388)	(32)	(33)	(1)	(454)

Total	$(2)	$(396)	$(32)	$(70)	$(1)	$(501)

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

       The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements ("MNAs") and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2013, counterparties pledged $17 million in cash and securities to the Company, and the Company pledged $23 million in securities to counterparties which includes $14 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $9 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

($ in millions)	2013				2012
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$22	$1	$1	2	$29	$1	$1
A	5	1,628	9	2	4	2,450	13	2
A-	1	24	1	—	3	797	8	2
BBB+	1	33	3	—	1	3,617	11	—
BBB	1	76	1	—	—	—	—	—

Total	9	$1,783	$15	$3	10	$6,893	$33	$5

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

($ in millions)	2013	2012
Gross liability fair value of contracts containing credit-risk-contingent features	$28	$65
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(11)	(31)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(14)	(25)

Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$3	$9

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

       The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

	Notional amount
($ in millions)
					BB and lower		Fair value
	AAA	AA	A	BBB		Total
December 31, 2013
Single name
Investment grade corporate debt (1)	$—	$20	$25	$65	$—	$110	$2
Baskets
First-to-default
Municipal	—	—	100	—	—	100	(15)
Index
Investment grade corporate debt (1)	—	1	20	55	4	80	2

Total	$—	$21	$145	$120	$4	$290	$(11)

December 31, 2012
Single name
Investment grade corporate debt (1)	$5	$20	$53	$80	$10	$168	$—
Municipal	—	25	—	—	—	25	(3)

Subtotal	5	45	53	80	10	193	(3)
Baskets
First-to-default
Municipal	—	—	100	—	—	100	(26)
Index
Investment grade corporate debt (1)	—	3	79	204	14	300	2

Total	$5	$48	$232	$284	$24	$593	$(27)

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

Off-balance sheet financial instruments

       The contractual amounts of off-balance sheet financial instruments as of December 31 are as follows:

($ in millions)	2013	2012
Commitments to invest in limited partnership interests	$2,846	$2,080
Commitments to extend mortgage loans	1	67
Private placement commitments	43	54
Other loan commitments	26	7

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

       Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at a predetermined interest rate. Commitments generally have fixed expiration dates or other termination clauses. The fair value of commitments to extend mortgage loans, which are secured by the underlying properties, is zero as of December 31, 2013, and is valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers.

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

       Other loan commitments are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at predetermined interest rates. Commitments generally have varying expiration dates or other termination clauses. The fair value of these commitments is insignificant.

9.    Reserve for Property-Liability Insurance Claims and Claims Expense

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

       Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

($ in millions)	2013	2012		2011
Balance as of January 1	$21,288	$20,375		$19,468
Less reinsurance recoverables	4,010	2,588		2,072

Net balance as of January 1	17,278	17,787		17,396

Esurance acquisition as of October 7, 2011	—	(13	) (1)	425
Incurred claims and claims expense related to:
Current year	18,032	19,149		20,496
Prior years	(121)	(665)		(335)

Total incurred	17,911	18,484		20,161

Claims and claims expense paid related to:
Current year	11,658	12,545		13,893
Prior years	6,338	6,435		6,302

Total paid	17,996	18,980		20,195

Net balance as of December 31	17,193	17,278		17,787
Plus reinsurance recoverables	4,664	4,010		2,588

Balance as of December 31	$21,857	$21,288		$20,375

(1)
The Esurance opening balance sheet reserves wer e reestimated in 2012 resulting in a reduction in reserves due to lower severity. The adjustment was recorded as a reduction in goodwill and an increase in payables to the seller under the terms of the purchase agreement and therefore had no impact on claims expense.

       Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $1.25 billion, $2.35 billion and $3.82 billion in 2013, 2012 and 2011, respectively, net of reinsurance and other recoveries (see Note 11). Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company's results of operations and financial position.

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

       During 2013, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $237 million primarily due to claim severity development that was better than expected, net decreases in homeowners reserves of $5 million due to favorable non-catastrophe reserve reestimates, net decreases in other reserves of $21 million, and net increases in Discontinued Lines and Coverages reserves of $142 million. Incurred claims and claims expense includes favorable catastrophe loss reestimates of $88 million, net of reinsurance and other recoveries.

       During 2012, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $365 million primarily due to claim severity development that was better than expected, net decreases in homeowners reserves of $321 million due to favorable catastrophe reserve reestimates, net decreases in other reserves of $30 million, and net increases in Discontinued Lines and Coverages reserves of $51 million. Incurred claims and claims expense includes favorable catastrophe loss reestimates of $410 million, net of reinsurance and other recoveries.

       During 2011, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $381 million primarily due to claim severity development that was better than expected, net decreases in homeowners reserves of $69 million due to favorable catastrophe reserve reestimates, net increases in other reserves of $94 million, and net increases in Discontinued Lines and Coverages reserves of $21 million. Incurred claims and claims expense includes favorable catastrophe loss reestimates of $130 million, net of reinsurance and other recoveries.

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

       For further discussion of asbestos and environmental reserves, see Note 15.

10.  Reserve for Life-Contingent Contract Benefits and Contractholder Funds

       As of December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2013	2012
Immediate fixed annuities:
Structured settlement annuities	$6,645	$7,274
Other immediate fixed annuities	2,283	2,386
Traditional life insurance	2,542	3,110
Accident and health insurance	816	2,011
Other	100	114

Total reserve for life-contingent contract benefits	$12,386	$14,895

       The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 0% to 9.0%	Present value of contractually specified future benefits
Other immediate fixed annuities

1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications; Annuity 2000 mortality table; 1983 individual annuity mortality table with internal modifications

		Interest rate assumptions range from 0% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 2.5% to 11.3%	Net level premium reserve method using the Company's withdrawal experience rates; includes reserves for unpaid claims
Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 3.0% to 7.0%	Unearned premium; additional contract reserves for mortality risk and unpaid claims
Other:
Variable annuity guaranteed minimum death benefits (1)	Annuity 2000 mortality table with internal modifications	Interest rate assumptions range from 4.0% to 5.8%	Projected benefit ratio applied to cumulative assessments

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively "Prudential").

       To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies. A liability of $771 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2012. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income. The liability is zero as of December 31, 2013.

       As of December 31, contractholder funds consist of the following:

($ in millions)	2013	2012
Interest-sensitive life insurance	$7,777	$11,011
Investment contracts:
Fixed annuities	16,199	25,881
Funding agreements backing medium-term notes	89	1,867
Other investment contracts	239	560

Total contractholder funds	$24,304	$39,319

       The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0% to 10.0% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 0% to 9.8% for immediate annuities; (8.0)% to 13.5% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.1% to 6.0% for all other products

Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 25.8% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Funding agreements backing medium-term notes	Interest rates credited range from 1.8% to 5.4%	Not applicable
Other investment contracts:
Guaranteed minimum income, accumulation and withdrawal benefits on variable (1) and fixed annuities and secondary guarantees on interest-sensitive life insurance and fixed annuities	Interest rates used in establishing reserves range from 1.7% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.

       Contractholder funds include funding agreements held by VIEs issuing medium-term notes. The VIEs are Allstate Life Funding, LLC, Allstate Financial Global Funding, LLC and Allstate Life Global Funding, and their primary assets are funding agreements used exclusively to back medium-term note programs.

       Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2013	2012	2011
Balance, beginning of year	$39,319	$42,332	$48,195
Deposits	2,440	2,275	2,318
Interest credited	1,295	1,323	1,629
Benefits	(1,535)	(1,463)	(1,461)
Surrenders and partial withdrawals	(3,299)	(3,990)	(4,935)
Bank withdrawals	—	—	(1,463)
Maturities of and interest payments on institutional products	(1,799)	(138)	(867)
Contract charges	(1,112)	(1,066)	(1,028)
Net transfers from separate accounts	12	11	12
Fair value hedge adjustments for institutional products	—	—	(34)
Other adjustments	(72)	35	(34)
Classified as held for sale	(10,945)	—	—

Balance, end of year	$24,304	$39,319	$42,332

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

       Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $5.20 billion and $5.23 billion of equity, fixed income and balanced mutual funds and $748 million and $721 million of money market mutual funds as of December 31, 2013 and 2012, respectively.

       The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	December 31,
	2013	2012
In the event of death
Separate account value	$5,951	$5,947
Net amount at risk (1)	$636	$1,044
Average attained age of contractholders	68 years	67 years
At annuitization (includes income benefit guarantees)
Separate account value	$1,463	$1,416
Net amount at risk (2)	$252	$418
Weighted average waiting period until annuitization options available	None	None
For cumulative periodic withdrawals
Separate account value	$488	$532
Net amount at risk (3)	$9	$16
Accumulation at specified dates
Separate account value	$732	$811
Net amount at risk (4)	$27	$50
Weighted average waiting period until guarantee date	5 years	6 years

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

       The following table summarizes the liabilities for guarantees:

($ in millions)	Liability for guarantees related to death benefits and interest- sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2012 (1)	$309	$235	$129	$673
Less reinsurance recoverables	113	220	125	458

Net balance as of December 31, 2012	196	15	4	215
Incurred guarantee benefits	83	(1)	5	87
Paid guarantee benefits	(2)	—	—	(2)

Net change	81	(1)	5	85
Net balance as of December 31, 2013	277	14	9	300
Plus reinsurance recoverables	100	99	56	255

Balance, December 31, 2013 (2)	$377	$113	$65	$555

Balance, December 31, 2011 (3)	$289	$191	$164	$644
Less reinsurance recoverables	116	175	162	453

Net balance as of December 31, 2011	173	16	2	191
Incurred guarantee benefits	25	(1)	2	26
Paid guarantee benefits	(2)	—	—	(2)

Net change	23	(1)	2	24
Net balance as of December 31, 2012	196	15	4	215
Plus reinsurance recoverables	113	220	125	458

Balance, December 31, 2012 (1)	$309	$235	$129	$673

(1)
Included in the total liability balance as of December 31, 2012 are reserves for variable annuity death benefits of $112 million, variable annuity income benefits of $221 million, variable annuity accumulation benefits of $86 million, variable annuity withdrawal benefits of $39 million and other guarantees of $215 million.
(2)
Included in the total liability balance as of December 31, 2013 are reserves for variable annuity death benefits of $98 million, variable annuity income benefits of $99 million, variable annuity accumulation benefits of $43 million, variable annuity withdrawal benefits of $13 million and other guarantees of $302 million.
(3)
Included in the total liability balance as of December 31, 2011 are reserves for variable annuity death benefits of $116 million, variable annuity income benefits of $175 million, variable annuity accumulation benefits of $105 million, variable annuity withdrawal benefits of $57 million and other guarantees of $191 million.

11.   Reinsurance

       The effects of reinsurance on property-liability insurance premiums written and earned and life and annuity premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Property-liability insurance premiums written
Direct	$29,241	$28,103	$27,066
Assumed	52	35	22
Ceded	(1,129)	(1,111)	(1,108)

Property-liability insurance premiums written, net of reinsurance	$28,164	$27,027	$25,980

Property-liability insurance premiums earned
Direct	$28,638	$27,794	$27,016
Assumed	49	33	24
Ceded	(1,069)	(1,090)	(1,098)

Property-liability insurance premiums earned, net of reinsurance	$27,618	$26,737	$25,942

Life and annuity premiums and contract charges
Direct	$2,909	$2,860	$2,953
Assumed	82	55	35
Ceded	(639)	(674)	(750)

Life and annuity premiums and contract charges, net of reinsurance	$2,352	$2,241	$2,238

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

Property-Liability reinsurance recoverable

       Total amounts recoverable from reinsurers as of December 31, 2013 and 2012 were $4.75 billion and $4.08 billion, respectively, including $85 million and $69 million, respectively, related to property-liability losses paid by the Company and billed to reinsurers, and $4.66 billion and $4.01 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid.

       With the exception of the recoverable balances from the Michigan Catastrophic Claim Association ("MCCA"), Lloyd's of London and other industry pools and facilities, the largest reinsurance recoverable balance the Company had outstanding was $85 million and $95 million from Westport Insurance Corporation (formerly Employers' Reinsurance Company) as of December 31, 2013 and 2012, respectively. No other amount due or estimated to be due from any single property-liability reinsurer was in excess of $34 million and $42 million as of December 31, 2013 and 2012, respectively.

       The allowance for uncollectible reinsurance was $92 million and $87 million as of December 31, 2013 and 2012, respectively, and is primarily related to the Company's Discontinued Lines and Coverages segment.

Industry pools and facilities

       Reinsurance recoverable on paid and unpaid claims including IBNR as of December 31, 2013 and 2012 includes $3.46 billion and $2.59 billion, respectively, from the MCCA. The MCCA is a mandatory insurance coverage and reinsurance indemnification mechanism for personal injury protection losses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year. The retention level is $530 thousand per claim and $500 thousand per claim for the fiscal years ending June 30, 2014 and 2013, respectively. The MCCA operates similar to a reinsurance program and is funded by participating companies through a per vehicle annual assessment. This assessment is included in the premiums charged to the Company's customers and when collected, the Company remits the assessment to the MCCA. These assessments provide funds for the indemnification for losses described above. The MCCA is required to assess an amount each year sufficient to cover lifetime claims of all persons catastrophically injured in that year, its operating expenses, and adjustments for the amount for excesses or deficiencies in prior assessments. The MCCA prepares statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of Michigan Department of Insurance and Financial Services ("MI DOI"). The MI DOI has granted the MCCA a statutory permitted practice that expires in 2016 to discount its liabilities for loss and loss adjustment expense. As of June 30, 2013, the date of its most recent annual financial report, the permitted practice reduced the MCCA's accumulated deficit by $51.48 billion to $1.87 billion.

       Allstate sells and administers policies as a participant in the National Flood Insurance Program ("NFIP"). The amounts recoverable as of December 31, 2013 and 2012 were $32 million and $428 million, respectively. Ceded premiums earned include $316 million, $311 million and $312 million in 2013, 2012 and 2011, respectively. Ceded losses incurred include $289 million, $758 million and $196 million in 2013, 2012 and 2011, respectively. Under the arrangement, the Federal Government is obligated to pay all covered claims.

       Ceded premiums earned under the Florida Hurricane Catastrophe Fund ("FHCF") agreement were $16 million, $18 million and $27 million in 2013, 2012 and 2011, respectively. There were no ceded losses incurred in 2013 or 2012. Ceded losses incurred were $8 million in 2011. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $72 million for the 2 largest hurricanes and $24 million for other hurricanes, up to a maximum total of $198 million effective from June 1, 2013 to May 31, 2014. There were no amounts recoverable from the FHCF as of December 31, 2013 or 2012.

Catastrophe reinsurance

       The Company has the following catastrophe reinsurance treaties in effect as of December 31, 2013:

  •
  The Nationwide Per Occurrence Excess Catastrophe Reinsurance agreement comprises five contracts, placed in six layers, incepting as of June 1, 2011 and with one, two and three year terms. This agreement reinsures Allstate Protection personal lines auto and property business countrywide, in all states except Florida and New Jersey, for excess catastrophe losses caused by multiple perils. The first four layers, which are 95% placed and subject to reinstatement, comprise three contracts and cover $1.75 billion in per occurrence losses subject to a $500 million retention and after $250 million in losses "otherwise recoverable." Losses from multiple qualifying occurrences can apply to this $250 million threshold which applies once to each contract year and only to the agreement's first layer. Coverage for the first $500 million of the $1 billion limit of the fifth layer is 95% placed and comprises three contracts, one of which expires May 31, 2014 and two of which expire May 31, 2015. Coverage for the second $500 million of the fifth layer is 63% placed and comprises two contracts expiring May 31, 2014 and May 31, 2015. The entire fifth layer is subject to reinstatement. The sixth layer provides $500 million in per occurrence losses in excess of a $3.25 billion retention and is 38.04% placed. This layer comprises three contracts, two of which expire May 31, 2014 and one of which expires May 31, 2015. The sixth layer is not subject to reinstatement.

  •
  The Top and Drop Excess Catastrophe Reinsurance agreement comprises a three year term contract, incepting June 1, 2011, and provides $250 million of reinsurance limits which may be used for Coverage A, Coverage B, or a combination of both. Coverage A reinsures 6.33% of $500 million in limits excess of a $3.25 billion retention. Coverage B provides 12.66% of $250 million in limits excess of a $750 million retention and after $500 million in losses "otherwise recoverable" under the agreement. Losses from multiple qualifying occurrences can apply to this $500 million threshold.

  •
  The Property Claims Services ("PCS") Excess Catastrophe Reinsurance agreement reinsures personal lines property and auto excess catastrophe losses caused by hurricanes in 28 states and the District of Columbia, and earthquakes, including fires following earthquakes, in California, New York, and Washington. This agreement comprises two contracts: a Class B Excess Catastrophe Reinsurance contract which provides $150 million in limits excess of a $2.75 billion retention, and a Class A Excess Catastrophe contract which provides $200 million in limits excess of a $3.25 billion retention. The contracts' risk period is May 4, 2013 to May 3, 2017, with no reinstatement of limits. The placement of these contracts achieves, for the perils of hurricanes and earthquakes, including fires following earthquakes, a 94% placement of the reinsurance limits of the fifth layer of the Nationwide Per Occurrence Excess Catastrophe agreement, and, in conjunction with the Top and Drop Excess Catastrophe Reinsurance agreement, an 84.37% placement of the sixth layer of the reinsurance limits of the Nationwide Per Occurrence Excess Catastrophe Reinsurance agreement.

       Losses recoverable under the Company's New Jersey, Kentucky and Pennsylvania reinsurance agreements, described below, are disregarded when determining coverage under the Nationwide Per Occurrence Excess Catastrophe Reinsurance agreement, the Top and Drop Excess Catastrophe Reinsurance agreement, and the PCS Excess Catastrophe Reinsurance agreement.

  •
  The New Jersey Excess Catastrophe Reinsurance agreement comprises three contracts. Two contracts that provide coverage for Allstate Protection personal lines property excess catastrophe losses for multiple perils in New Jersey expire May 31, 2014 and May 31, 2015, and provide 32% of a $400 million limit excess of a $134 million retention and 32% of a $400 million limit excess of a $154 million retention, respectively. One contract that reinsures personal lines property and automobile excess catastrophe losses in New Jersey expires May 31, 2016 and provides 32% of a $400 million limit excess of a $150 million retention. Each contract contains one reinstatement each year. The reinsurance premium and retention applicable to the agreement are subject to redetermination for exposure changes annually.

  •
  The Kentucky Excess Catastrophe Reinsurance agreement provides coverage for Allstate Protection personal lines property excess catastrophe losses in the state for earthquakes and fires following earthquakes effective June 1, 2011 to May 31, 2014. The agreement provides three limits of $25 million excess of a $5 million retention subject to two limits being available in any one contract year and is 95% placed.

  •
  The Pennsylvania Excess Catastrophe Reinsurance agreement provides coverage for Allstate Protection personal lines property excess catastrophe losses in the state for multi-perils effective June 1, 2012 through May 31, 2015. The agreement provides three limits of $100 million excess of a $100 million retention subject to two limits being available in any one contract year and is 95% placed.

  •
  Four separate contracts for Castle Key Insurance Company and its subsidiary ("Castle Key") provide coverage for personal lines property excess catastrophe losses in Florida and coordinate coverage with Castle Key's participation in the FHCF, effective June 1, 2013 to May 31, 2014. All the contracts comprising the Florida agreement including the contract that provides coverage through the FHCF, provides an estimated provisional limit of $535 million excess of a provisional retention of $25 million.

       The Company ceded premiums earned of $471 million, $531 million and $531 million under catastrophe reinsurance agreements in 2013, 2012 and 2011, respectively.

Asbestos, environmental and other

       Reinsurance recoverables include $191 million and $190 million from Lloyd's of London as of December 31, 2013 and 2012, respectively. Lloyd's of London, through the creation of Equitas Limited, implemented a restructuring plan in 1996 to solidify its capital base and to segregate claims for years prior to 1993.

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

       In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. Allstate Financial had reinsurance recoverables of $1.51 billion and $1.69 billion as of December 31, 2013 and 2012, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements. In 2013, life and annuity premiums and contract charges of $120 million, contract benefits of $139 million, interest credited to contractholder funds of $22 million, and operating costs and expenses of $23 million were ceded to Prudential. In 2012, life and annuity premiums and contract charges of $128 million, contract benefits of $91 million, interest credited to contractholder funds of $23 million, and operating costs and expenses of $25 million were ceded to Prudential. In 2011, life and annuity premiums and contract charges of $152 million, contract benefits of $121 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $27 million were ceded to Prudential. In addition, as of December 31, 2013 and 2012 Allstate Financial had reinsurance recoverables of $156 million and $160 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

       As of December 31, 2013, the gross life insurance in force was $542.48 billion of which $196.27 billion was ceded to the unaffiliated reinsurers.

       Allstate Financial's reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2013	2012
Annuities	$1,648	$1,831
Life insurance	1,029	1,609
Long-term care insurance	78	1,163
Other	117	85

Total Allstate Financial	$2,872	$4,688

       As of December 31, 2013 and 2012, approximately 92% and 95%, respectively, of Allstate Financial's reinsurance recoverables are due from companies rated A- or better by S&P.

12.  Deferred Policy Acquisition and Sales Inducement Costs

       Deferred policy acquisition costs for the years ended December 31 are as follows:

	2013
($ in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$2,225	$1,396	$3,621
Acquisition costs deferred	364	3,903	4,267
Amortization charged to income	(328)	(3,674)	(4,002)
Effect of unrealized gains and losses	229	—	229
Classified as held for sale	(743)	—	(743)

Balance, end of year	$1,747	$1,625	$3,372

	2012
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$2,523	$1,348	$3,871
Acquisition costs deferred	371	3,531	3,902
Amortization charged to income	(401)	(3,483)	(3,884)
Effect of unrealized gains and losses	(268)	—	(268)

Balance, end of year	$2,225	$1,396	$3,621

	2011
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$2,859	$1,321	$4,180
Esurance acquisition present value of future profits	—	42	42
Acquisition costs deferred	333	3,462	3,795
Amortization charged to income	(494)	(3,477)	(3,971)
Effect of unrealized gains and losses	(175)	—	(175)

Balance, end of year	$2,523	$1,348	$3,871

       DSI activity for Allstate Financial, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2013	2012	2011
Balance, beginning of year	$41	$41	$86
Sales inducements deferred	24	22	7
Amortization charged to income	(7)	(14)	(23)
Effect of unrealized gains and losses	12	(8)	(29)
Classified as held for sale	(28)	—	—

Balance, end of year	$42	$41	$41

13.  Capital Structure

Debt

       Total debt outstanding as of December 31 consisted of the following:

($ in millions)	2013	2012
7.50% Debentures, due 2013	$—	$250
5.00% Senior Notes, due 2014 (1)	650	650
6.20% Senior Notes, due 2014 (1)	300	300
6.75% Senior Debentures, due 2018	177	250
7.45% Senior Notes, due 2019 (1)	317	700
3.15% Senior Notes, due 2023 (1)	500	—
6.125% Senior Notes, due 2032 (1)	159	250
5.35% Senior Notes due 2033 (1)	323	400
5.55% Senior Notes due 2035 (1)	546	800
5.95% Senior Notes, due 2036 (1)	386	650
6.90% Senior Debentures, due 2038	165	250
5.20% Senior Notes, due 2042 (1)	72	500
4.50% Senior Notes, due 2043 (1)	500	—
5.10% Subordinated Debentures, due 2053	500	—
5.75% Subordinated Debentures, due 2053	800	—
6.125% Junior Subordinated Debentures, due 2067	252	500
6.50% Junior Subordinated Debentures, due 2067	500	500
Synthetic lease VIE obligations, floating rates, due 2014	44	44
Federal Home Loan Bank ("FHLB") advances, due 2018	10	13

Total long-term debt	6,201	6,057
Short-term debt (2)	—	—

Total debt	$6,201	$6,057

(1)
Senior Notes are subject to redemption at the Company's option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.
(2)
The Company classifies any borrowings which have a maturity of twelve months or less at inception as short-term debt.

       Debt maturities for each of the next five years and thereafter as of December 31, 2013 are as follows:

($ in millions)
2014	$994
2015	—
2016	—
2017	—
2018	187
Thereafter	5,020

Total debt	$6,201

       On January 10, 2013, the Company issued $500 million of 5.10% Fixed-to-Floating Rate Subordinated Debentures due 2053. The proceeds of this issuance were used for general corporate purposes, including the repurchase of the Company's common stock through open market purchases and through an accelerated repurchase program.

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

       During third and fourth quarter 2013, the Company repurchased principal amounts of $73 million of debt. The Company recognized a loss on extinguishment of $11 million, pre-tax, representing the excess of the repurchase price over the principal repaid and the write-off of the unamortized debt issuance costs.

       The Subordinated Debentures may be redeemed (i) in whole at any time or in part from time to time on or after January 15, 2023 for the 5.10% Subordinated Debentures and August 15, 2023 for the 5.75% Subordinated Debentures at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption; provided that if the Subordinated Debentures are not redeemed in whole, at least $25 million aggregate principal amount must remain outstanding, or (ii) in whole, but not in part, prior to January 15, 2023 for the 5.10% Subordinated Debentures and August 15, 2023 for the 5.75% Subordinated Debentures, within 90 days after the occurrence of certain tax and rating agency events, at their principal amount or, if greater, a make-whole redemption price, plus accrued and unpaid interest to, but excluding, the date of redemption. The 5.75% Subordinated Debentures have this make-whole redemption price provision only when a reduction of equity credit assigned by a rating agency has occurred.

       Interest on the 5.10% Subordinated Debentures is payable quarterly at the stated fixed annual rate to January 14, 2023, or any earlier redemption date, and then at an annual rate equal to the three-month LIBOR plus 3.165%. Interest on the 5.75% Subordinated Debentures is payable semi-annually at the stated fixed annual rate to August 14, 2023, or any earlier redemption date, and then quarterly at an annual rate equal to the three-month LIBOR plus 2.938%. The Company may elect to defer payment of interest on the Subordinated Debentures for one or more consecutive interest periods that do not exceed five years. During a deferral period, interest will continue to accrue on the Subordinated Debentures at the then-applicable rate and deferred interest will compound on each interest payment date. If all deferred interest on the Subordinated Debentures is paid, the Company can again defer interest payments.

       The Company has outstanding $500 million of Series A 6.50% and $252 million of Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures (together the "Debentures"). The scheduled maturity dates for the Debentures are May 15, 2057 and May 15, 2037 for Series A and Series B, respectively, with a final maturity date of May 15, 2067. The Debentures may be redeemed (i) in whole or in part, at any time on or after May 15, 2037 or May 15, 2017 for Series A and Series B, respectively, at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to May 15, 2037 and May 15, 2017 for Series A and Series B, respectively, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price.

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

       The terms of the Company's outstanding subordinated debentures prohibit the Company from declaring or paying any dividends or distributions on common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on common stock or preferred stock if the Company has elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions.

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

       The Company is the primary beneficiary of a consolidated VIE used to acquire up to 19 automotive collision repair stores ("synthetic lease"). In 2011, the Company renewed the synthetic lease for a three-year term at a floating rate due 2014. The Company's Consolidated Statements of Financial Position include $29 million and $30 million of property and equipment, net and $44 million and $44 million of long-term debt as of December 31, 2013 and 2012, respectively.

       To manage short-term liquidity, the Company maintains a commercial paper program and a credit facility as a potential source of funds. These include a $1.00 billion unsecured revolving credit facility and a commercial paper program with a borrowing limit of $1.00 billion. The Company has the option to extend the expiration of its initial five year term by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders. In April 2013, the Company utilized the option on the first anniversary of the facility and extended the facility by one year making its current expiration April 2018. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capitalization ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company's senior unsecured, unguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2013 or 2012. The Company had no commercial paper outstanding as of December 31, 2013 or 2012.

       The Company paid $361 million, $366 million and $363 million of interest on debt in 2013, 2012 and 2011, respectively.

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

Common stock

       The Company had 900 million shares of issued common stock of which 449 million shares were outstanding and 451 million shares were held in treasury as of December 31, 2013. In 2013, the Company reacquired 38 million shares at an average cost of $49.29 and reissued 8 million shares under equity incentive plans.

Preferred stock

       On June 12, 2013, the Company issued 11,500 shares of 5.625% Noncumulative Perpetual Preferred Stock, Series A, with a $1.00 par value per share and a liquidation preference of $25,000 per share, for gross proceeds of $287.5 million. The proceeds of this issuance were used to fund the repurchase of debt and for general corporate purposes.

       On September 30, 2013, the Company issued 15,400 shares of 6.75% Noncumulative Perpetual Preferred Stock, Series C, with a $1.00 par value per share and a liquidation preference of $25,000 per share, for gross proceeds of $385 million. The proceeds of this issuance were used for general corporate purposes, including to prefund the repayment of debt maturing in 2014.

       In December 2013, the Company issued 5,400 shares of 6.625% Noncumulative Perpetual Preferred Stock, Series D, with a $1.00 par value per share and a liquidation preference of $25,000 per share, for gross proceeds of $135 million. The proceeds of this issuance were used for general corporate purposes.

       The preferred stock ranks senior to the Company's common stock with respect to the payment of dividends and liquidation rights. The Company will pay dividends on the preferred stock on a noncumulative basis only when, as and if declared by the Company's board of directors (or a duly authorized committee of the board) and to the extent that the Company has legally available funds to pay dividends. If dividends are declared on the preferred stock, they will be payable quarterly in arrears at an annual fixed rate. Dividends on the preferred stock are not cumulative. Accordingly, in the event dividends are not declared on the preferred stock for payment on any dividend payment date, then those dividends will cease to be payable. If the Company has not declared a dividend before the dividend payment date for any dividend period, the Company has no obligation to pay dividends for that dividend period, whether or not dividends are declared for any future dividend period. No dividends may be paid or declared on the Company's common stock and no shares of the Company's common stock may be repurchased unless the full dividends for the latest completed dividend period on the preferred stock have been declared and paid or provided for.

       The Company is prohibited from declaring or paying dividends on preferred stock in excess of the amount of net proceeds from an issuance of common stock taking place within 90 days before a dividend declaration date if, on that dividend declaration date, either: (1) the risk-based capital ratios of largest U.S. property-casualty insurance subsidiaries that collectively account for 80% or more of the net written premiums of U.S. property-casualty insurance business on a weighted average basis were less than 175% of their company action level risk-based capital as of the end of the most recent year; or (2) consolidated net income for the four-quarter period ending on the preliminary quarter end test date (the quarter that is two quarters prior to the most recently completed quarter) is zero or negative and consolidated shareholders' equity (excluding accumulated other comprehensive income, and subject to certain other adjustments relating to changes in U.S. GAAP) as of each of the preliminary quarter test date and the most recently completed quarter has declined by 20% or more from its level as measured at the end of the benchmark quarter (the date that is ten quarters prior to the most recently completed quarter). If the Company fails to satisfy either of these tests on any dividend declaration date, the restrictions on dividends will continue until the Company is able again to satisfy the test on a dividend declaration date. In addition, in the case of a restriction arising under (2) above, the restrictions on dividends will continue until consolidated shareholders' equity (excluding accumulated other comprehensive income, and subject to certain other adjustments relating to changes in U.S. GAAP) has increased, or has declined by less than 20%, in either case as compared to its level at the end of the benchmark quarter for each dividend payment date as to which dividend restrictions were imposed.

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

       The preferred stock is perpetual and has no maturity date. The preferred stock is redeemable at the Company's option in whole or in part, on or after June 15, 2018 for Series A, October 15, 2018 for Series C and April 15, 2019 for Series D, at a redemption price of $25,000 per share of preferred stock, plus declared and unpaid dividends. Prior to June 15, 2018 for Series A, October 15, 2018 for Series C and April 15, 2019 for Series D, the preferred stock is redeemable at the Company's option, in whole but not in part, within 90 days of the occurrence of certain rating agency events at a redemption price equal to $25,000 per share or, if greater, a make-whole redemption price, plus declared and unpaid dividends.

14.  Company Restructuring

       The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate's multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges, and totaled $70 million, $34 million and $44 million in 2013, 2012 and 2011, respectively. Restructuring and related charges in 2013 primarily related to the technology organization, which is changing its organizational structure by leveraging centralization, global sourcing and automation to meet contemporary business needs; the closure of a contact center; exiting the annuity business; and claim office consolidation.

       The following table presents changes in the restructuring liability in 2013.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2012	$6	$3	$9
Expense incurred	45	5	50
Adjustments to liability	(2)	—	(2)
Payments applied against liability	(28)	(5)	(33)

Balance as of December 31, 2013	$21	$3	$24

       The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. As of December 31, 2013, the cumulative amount incurred to date for active programs totaled $115 million for employee costs and $54 million for exit costs.

15.  Commitments, Guarantees and Contingent Liabilities

Leases

       The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $192 million, $243 million and $256 million in 2013, 2012 and 2011, respectively.

       Minimum rental commitments under noncancelable capital and operating leases with an initial or remaining term of more than one year as of December 31, 2013 are as follows:

($ in millions)	Capital leases	Operating leases
2014	$17	$145
2015	7	118
2016	7	90
2017	2	55
2018	2	36
Thereafter	9	89

Total	$44	$533

Present value of minimum capital lease payments	$38

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

Florida Citizens

       Castle Key is subject to assessments from Citizens Property Insurance Corporation in the state of Florida ("FL Citizens"), which was initially created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. FL Citizens, at the discretion and direction of its Board of Governors ("FL Citizens Board"), can levy a regular assessment on assessable insurers and assessable insureds for a deficit in any calendar year up to a maximum of the greater of: 2% of the projected deficit or 2% of the aggregate statewide direct written premium for the prior calendar year. The base of assessable insurers includes all property and casualty premiums in the state, except workers' compensation, medical malpractice, accident and health insurance and policies written under the NFIP. An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup this assessment, an insurer must file for a policy surcharge with the Florida Office of Insurance Regulation ("FL OIR") at least fifteen days prior to imposing the surcharge on policies. If a deficit remains after the regular assessment, FL Citizens can also levy emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to FL Citizens as collected.

Louisiana Citizens

       The Company is also subject to assessments from Louisiana Citizens Property Insurance Corporation ("LA Citizens"). LA Citizens can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the calendar year deficit or 10% of Louisiana direct property premiums industry-wide for the prior calendar year.

Florida Hurricane Catastrophe Fund

       Castle Key participates in the mandatory coverage provided by the FHCF and therefore has access to reimbursements on certain qualifying Florida hurricane losses from the FHCF (see Note 11), has exposure to assessments and pays annual premiums to the FHCF for this reimbursement protection. The FHCF has the authority to issue bonds to pay its obligations to insurers participating in the mandatory coverage in excess of its capital balances. Payment of these bonds is funded by emergency assessments on all property and casualty premiums in the state, except workers' compensation, medical malpractice, accident and health insurance and policies written under the NFIP. The FHCF emergency assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. The FHCF issued $625 million in bonds in 2008, and the FL OIR ordered an emergency assessment of 1% of premiums collected for all policies renewed after January 1, 2007. The FHCF issued $676 million in bonds in 2010 and the FL OIR ordered an emergency assessment of 1.3% of premiums collected for all policies written or renewed after January 1, 2011. The FHCF issued $2 billion in pre-event bonds in 2013 to build their capacity to reimburse member companies' claims. The FHCF plans to fund these pre-event bonds through current FHCF cash flows. In the event the FL OIR were to issue an order for emergency assessments related to these pre-event bonds, companies would collect the assessments from policyholders and remit them to the FHCF as collected.

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

       As of September 30, 2013, the CEA's capital balance was approximately $4.43 billion. Should losses arising from an earthquake cause a deficit in the CEA, additional funding would be obtained from the proceeds of revenue bonds the CEA may issue, an existing $3.12 billion reinsurance layer, and finally, if needed, assessments on participating insurance companies. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.66 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second additional assessment, currently estimated not to exceed $385 million, if aggregate CEA earthquake losses exceed $9.90 billion and the capital of the CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA's capital to a level of $350 million. There is no provision that allows insurers to recover assessments through a premium surcharge or other mechanism. The CEA's projected aggregate claim paying capacity is $9.90 billion as of September 30, 2013 and if an event were to result in claims greater than its capacity, affected policyholders would be paid a prorated portion of their covered losses.

       All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2012, the Company's share of the CEA was 14.8%. The Company does not expect its CEA market share to materially change. At this level, the Company's maximum possible CEA assessment would be $303 million during 2014. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.

Texas Windstorm Insurance Association

       The Company participates as a member of the Texas Windstorm Insurance Association ("TWIA") which provides wind and hail coverage to coastal risks unable to procure coverage in the voluntary market. Wind and hail coverage is written on a TWIA-issued policy. Under current law, as amended in 2009, to the extent losses exceed premiums and reinsurance, TWIA follows a funding structure first utilizing funds set aside from periods (including prior years) in which premiums exceeded losses. Once those funds and available reinsurance are utilized, TWIA will issue up to $1 billion of securities, 30% of which will be repaid by participating insurers assessments and 70% of which will be repaid by surcharges on coastal property policies. After those funds are depleted, TWIA can issue $500 million of securities which will be repaid by participating insurer assessments. Participating companies' maximum assessment is capped at $800 million annually. The Company's current participation ratio is approximately 13% based upon its proportion of the premiums written. The TWIA board has not indicated the likelihood of any possible future assessments to insurers at this time. However, assessments from TWIA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company.

New Jersey Unsatisfied Claim and Judgment Fund

       The New Jersey Unsatisfied Claim and Judgment Fund ("NJUCJF") provides compensation to qualified claimants for bodily injury or death caused by private passenger automobiles operated by uninsured or "hit and run" drivers. The fund also provides reimbursement to insurers for the medical benefits portion of personal injury protection coverage paid in excess of $75,000 with no limits for policies issued or renewed prior to January 1, 1991 and in excess of $75,000 and capped at $250,000 for policies issued or renewed from January 1, 1991 to December 31, 2004. NJUCJF expenses are assessed on companies writing motor vehicle liability insurance in New Jersey annually based on their private passenger and commercial automobile written premiums. The NJUCJF was merged into the New Jersey Property Liability Guaranty Association who collects the assessments. Assessments to the Company totaled $9 million in 2013.

North Carolina Reinsurance Facility

       The North Carolina Reinsurance Facility ("NCRF") provides automobile liability insurance to drivers that insurers are not otherwise willing to insure. All insurers licensed to write and engaged in writing automobile insurance in North Carolina are members of the NCRF. Premium, losses and expenses ceded to the NCRF are shared by the member companies in proportion to their respective North Carolina automobile liability writings. Member companies are assessed based on their participation ratios when necessary to offset NCRF operating losses. As of December 31, 2013, the NCRF reported a surplus of $53 million in members' equity to cover future losses.

North Carolina Joint Underwriters Association

       The North Carolina Joint Underwriters Association ("NCJUA") was created to provide property insurance to those unable to buy coverage in the standard insurance market. All licensed property insurers in the state assume plan results based on a market share participation ratio. Assessments are made when plan deficits occur. As of December 31, 2013, the Company has a $2 million receivable from the NCJUA reflecting a plan surplus from all open years.

North Carolina Insurance Underwriting Association

       The North Carolina Insurance Underwriting Association ("NCIUA") provides windstorm and hail coverage as well as homeowners policies for properties located in the state's beach and coastal areas. All licensed residential and commercial property insurers in the state participate based on a market share participation ratio which varies by coverage. Insurers are assessed for plan deficits. The plan currently has a surplus. Legislation in 2009 capped insurers' assessments for losses incurred in any year at $1 billion. Subsequent to an industry assessment of $1 billion, if the plan continues to require funding, it may authorize insurers to assess a 10% surcharge on each property insurance policy statewide to be remitted to the plan.

Guaranty funds

       Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company's policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile's statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. As of December 31, 2013 and 2012, the liability balance included in other liabilities and accrued expenses was $36 million and $49 million, respectively. The related premium tax offsets included in other assets were $31 million and $32 million as of December 31, 2013 and 2012, respectively.

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

Guarantees

       The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2013, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $40 million as of December 31, 2013. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

       The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $5 million as of December 31, 2013. The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

       The aggregate liability balance related to all guarantees was not material as of December 31, 2013.

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

       As of December 31, 2013, the Company estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $810 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

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

Claims related proceedings

       Allstate is vigorously defending a class action lawsuit in Montana state court challenging aspects of its claim handling practices in Montana. The plaintiff alleges that the Company adjusts claims made by individuals who do not have attorneys in a manner that unfairly resulted in lower payments compared to claimants who were represented by attorneys. In January 2012, the court certified a class of Montana claimants who were not represented by attorneys with respect to the resolution of auto accident claims. The court certified the class to cover an indefinite period that commences in the mid-1990's. The certified claims include claims for declaratory judgment, injunctive relief and punitive damages in an unspecified amount. Injunctive relief may include a claim process by which unrepresented claimants could request that their claims be readjusted. No compensatory damages are sought on behalf of the class. The Company appealed the order certifying the class. In August 2013, the Montana Supreme Court affirmed in part, and reversed in part, the lower court's order granting plaintiff's motion for class certification and remanded the case for trial.

The Company petitioned for rehearing of the Montana Supreme Court's decision, which the Court denied. On January 30, 2014, the Company timely filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of the Montana Supreme Court's decision. To date no discovery has occurred related to the potential value of the class members' claims. The Company has asserted various defenses with respect to the plaintiff's claims, which have not been finally resolved. In the Company's judgment a loss is not probable.

Other proceedings

       The Company is defending certain matters relating to the Company's agency program reorganization announced in 1999. Although these cases have been pending for many years, they currently are in the early stages of litigation because of appellate court proceedings and threshold procedural issues.

  •
  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws ("EEOC I") and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act ("ADEA"), breach of contract and ERISA violations ("Romero I"). In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release was voidable at the option of the release signer. The court also ordered that an agent who voided the release must return to Allstate "any and all benefits received by the [agent] in exchange for signing the release." The court also stated that, "on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request. In June 2007, the court reversed its prior ruling that the release was voidable and granted the Company's motions for summary judgment, ruling that the asserted claims were barred by the release signed by most plaintiffs. Plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit ("Third Circuit"). In July 2009, the Third Circuit vacated the trial court's entry of summary judgment in the Company's favor and remanded the cases to the trial court for additional discovery, including additional discovery related to the validity of the release and waiver. In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then all of the claims in Romero I and EEOC I are barred. Thus, if the waiver and release is upheld, then only the claims in Romero I asserted by the small group of employee agents who did not sign the release and waiver would remain for adjudication. In January 2010, following the remand, the cases were assigned to a new judge for further proceedings in the trial court. Plaintiffs filed their Second Amended Complaint on July 28, 2010. Plaintiffs seek broad but unspecified "make whole relief," including back pay, compensatory and punitive damages, liquidated damages, lost investment capital, attorneys' fees and costs, and equitable relief, including reinstatement to employee agent status with all attendant benefits for up to approximately 6,500 former employee agents. Despite the length of time that these matters have been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class. Nor have plaintiffs provided any calculations of the putative class's alleged back pay or the alleged liquidated, compensatory or punitive damages, instead asserting that such calculations will be provided at a later stage during expert discovery. Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination. Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses. Alleged damage amounts and lost benefits of the approximately 6,500 putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service. Discovery limited to the validity of the waiver and release is closed. The parties filed cross motions for summary judgment with respect to the validity of the waiver and release on April 8, 2013, and are awaiting the Court's determination. At present, no class is certified.

  •
  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue ("Romero II"). These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. Romero II was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005. In June 2007, the court granted the Company's motion to dismiss the case. Plaintiffs filed a notice of appeal with the Third Circuit. In July 2009, the Third Circuit vacated the district court's dismissal of the case and remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge. In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then one of plaintiffs'

    three claims asserted in Romero II is barred. The Third Circuit directed the district court to consider on remand whether the other two claims asserted in Romero II are barred by the release and waiver. In January 2010, following the remand, the case was assigned to a new judge (the same judge for the Romero I and EEOC I cases) for further proceedings in the trial court. On April 23, 2010, plaintiffs filed their First Amended Complaint. Plaintiffs seek broad but unspecified "make whole" or other equitable relief, including losses of income and benefits as a result of their decision to retire from the Company between November 1, 1999 and December 31, 2000. They also seek repeal of the challenged amendments to the Agents Pension Plan with all attendant benefits revised and recalculated for thousands of former employee agents, and attorney's fees and costs. Despite the length of time that this matter has been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class. Nor have plaintiffs provided any calculations of the putative class's alleged losses, instead asserting that such calculations will be provided at a later stage during expert discovery. Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination. Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses. Alleged damage amounts and lost benefits of the putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service. As in Romero I and EEOC I, discovery limited to issues relating to the validity of the waiver and release is closed. The parties filed cross motions for summary judgment with respect to the validity of the waiver and release on April 8, 2013, and are awaiting the Court's determination. At present, class certification has not been decided.

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

Asbestos and environmental

       Allstate's reserves for asbestos claims were $1.02 billion and $1.03 billion, net of reinsurance recoverables of $478 million and $496 million, as of December 31, 2013 and 2012, respectively. Reserves for environmental claims were $208 million and $193 million, net of reinsurance recoverables of $60 million and $48 million, as of December 31, 2013 and 2012, respectively. Approximately 55% and 58% of the total net asbestos and environmental reserves as of December 31, 2013 and 2012, respectively, were for incurred but not reported estimated losses.

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

16.  Income Taxes

       The Company and its domestic subsidiaries file a consolidated federal income tax return. Tax liabilities and benefits realized by the consolidated group are allocated as generated by the respective entities.

       The Internal Revenue Service ("IRS") is currently examining the Company's 2011 and 2012 federal income tax returns. The IRS has completed its examination of the Company's 2009 and 2010 federal income tax returns and issued a Revenue Agent's Report on April 15, 2013. The Company protested certain of the adjustments contained in the report and the case was forwarded to Appeals on June 13, 2013. The IRS has also completed its examinations of the Company's federal income tax returns for the years 2005-2008 and a final settlement for those years has been approved by the Joint Committee on Taxation. The Company's tax years prior to 2005 have been examined by the IRS and the statute of limitations has expired on those years. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

       The reconciliation of the change in the amount of unrecognized tax benefits for the years ended December 31 is as follows:

($ in millions)	2013	2012	2011
Balance — beginning of year	$25	$25	$25
Increase for tax positions taken in a prior year	1	—	—
Decrease for tax positions taken in a prior year	—	—	—
Increase for tax positions taken in the current year	—	—	—
Decrease for tax positions taken in the current year	—	—	—
(Decrease) increase for settlements	(26)	—	—
Reductions due to lapse of statute of limitations	—	—	—

Balance — end of year	$—	$25	$25

       The Company believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months. Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the Company's effective tax rate.

       The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company did not record interest income or expense relating to unrecognized tax benefits in income tax expense in 2013, 2012 or 2011. As of December 31, 2013 and 2012, there was no interest accrued with respect to unrecognized tax benefits. No amounts have been accrued for penalties.

       The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2013	2012
Deferred assets
Unearned premium reserves	$722	$666
Discount on loss reserves	238	280
Accrued compensation	226	212
Difference in tax bases of invested assets	223	353
Sale of subsidiary	196	27
Other postretirement benefits	105	218
Pension	—	278
Alternative minimum tax credit carryforward	—	165
Other assets	96	92

Total deferred assets	1,806	2,291
Deferred liabilities
DAC	(1,077)	(917)
Unrealized net capital gains	(849)	(1,527)
Life and annuity reserves	(206)	(130)
Pension	(136)	—
Other liabilities	(324)	(314)

Total deferred liabilities	(2,592)	(2,888)
Net deferred liability before classification as held for sale	(786)	(597)
Deferred taxes classified as held for sale	(151)	—

Net deferred liability	$(635)	$(597)

       Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company's assessment that the deductions ultimately recognized for tax purposes will be fully utilized.

       As of December 31, 2013, the Company has net operating loss carryforwards of $110 million which will expire at the end of 2014 through 2029.

       The components of income tax expense for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Current	$869	$295	$14
Deferred	247	705	158

Total income tax expense	$1,116	$1,000	$172

       The Company paid income taxes of $500 million, $280 million and $32 million in 2013, 2012 and 2011, respectively. The Company had current income tax payable of $203 million as of December 31, 2013 and current income tax receivable of $157 million as of December 31, 2012.

       A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(1.8)	(3.0)	(13.6)
Tax credits	(2.2)	(1.4)	(2.1)
Dividends received deduction	(0.6)	(0.5)	(1.8)
Sale of subsidiary	2.0	—	—
Other	0.5	0.2	0.4

Effective income tax rate	32.9%	30.3%	17.9%

17.  Statutory Financial Information and Dividend Limitations

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

       Statutory net income and capital and surplus of Allstate's domestic insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

($ in millions)	Net income			Capital and surplus
	2013	2012	2011	2013	2012
Amounts by major business type:
Property-Liability (1)	$2,707	$2,014	$213	$15,256	$13,743
Allstate Financial	504	456	(42)	3,020	3,536

Amount per statutory accounting practices	$3,211	$2,470	$171	$18,276	$17,279

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

       The payment of shareholder dividends by AIC without the prior approval of the Illinois Department of Insurance ("IL DOI") is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. AIC paid dividends of $1.95 billion in 2013. The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2014 is $2.47 billion, less dividends paid during the preceding twelve months measured at that point in time. The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30 days notice period. Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for AIC totaled $11.99 billion as of December 31, 2013, and cannot result in capital and surplus being less than the minimum amount required by law.

       Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to risk-based capital ("RBC") requirements adopted by state insurance regulators. A company's "authorized control level RBC" is calculated using various factors applied to certain financial balances and activity. Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions. Company action level RBC is significantly in excess of the minimum capital requirements. Total statutory capital and surplus and authorized control level RBC of AIC were $17.81 billion and $2.69 billion, respectively, as of December 31, 2013. Substantially all of the Corporation's insurance subsidiaries are subsidiaries of and/or reinsure all of their business to AIC, including ALIC. The subsidiaries are included as a component of AIC's total statutory capital and surplus.

       The amount of restricted net assets, as represented by the Corporation's investment in its insurance subsidiaries, was $25 billion as of December 31, 2013.

Intercompany transactions

       Notification and approval of intercompany lending activities is also required by the IL DOI for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

18.  Benefit Plans

Pension and other postretirement plans

       Defined benefit pension plans cover most full-time employees, certain part-time employees and employee-agents. Benefits under the pension plans are based upon the employee's length of service, eligible annual compensation and, prior to January 1, 2014, either a cash balance or final average pay formula. A cash balance formula applies to all eligible employees hired after August 1, 2002. Eligible employees hired before August 1, 2002 chose between the cash balance formula and the final average pay formula. In July 2013, the Company amended its primary plans effective January 1, 2014 to introduce a new cash balance formula to replace the previous formulas (including the final average pay formula and the previous cash balance formula) under which eligible employees accrue benefits.

       The Company also provides certain health care subsidies for eligible employees hired before January 1, 2003 when they retire and their eligible dependents and certain life insurance benefits for eligible employees hired before January 1, 2003 when they retire ("postretirement benefits"). Qualified employees may become eligible for these health care subsidies if they retire in accordance with the terms of the applicable plans and are continuously insured under the Company's group plans or other approved plans in accordance with the plan's participation requirements. The Company shares the cost of retiree medical benefits with non Medicare-eligible retirees based on years of service, with the Company's share being subject to a 5% limit on annual medical cost inflation after retirement. For Medicare-eligible retirees, the Company provides a fixed Company contribution based on years of service and other factors, which is not subject to adjustments for inflation. In July 2013, the Company amended the plan to eliminate the life insurance benefits effective January 1, 2014 for current eligible employees and effective January 1, 2016 for eligible retirees who retired after 1989.

       The Company has reserved the right to modify or terminate its benefit plans at any time and for any reason.

Obligations and funded status

       The Company calculates benefit obligations based upon generally accepted actuarial methodologies using the projected benefit obligation ("PBO") for pension plans and the accumulated postretirement benefit obligation ("APBO") for other postretirement plans. The determination of pension costs and other postretirement obligations are determined using a December 31 measurement date. The benefit obligations represent the actuarial present value of all benefits attributed to employee service rendered as of the measurement date. The PBO is measured using the pension benefit formulas and assumptions as to future compensation levels. A plan's funded status is calculated as the difference between the benefit obligation and the fair value of plan assets. The Company's funding policy for the pension plans is to make annual contributions at a level that is in accordance with regulations under the Internal Revenue Code ("IRC") and generally accepted actuarial principles. The Company's postretirement benefit plans are not funded.

       The components of the plans' funded status that are reflected in the Consolidated Statements of Financial Position as of December 31 are as follows:

($ in millions)	Pension benefits		Postretirement benefits
	2013	2012	2013	2012
Fair value of plan assets	$5,602	$5,398	$—	$—
Less: Benefit obligation	5,297	6,727	482	803

Funded status	$305	$(1,329)	$(482)	$(803)

Items not yet recognized as a component of net periodic cost:
Net actuarial loss (gain)	$1,794	$2,892	$(236)	$(115)
Prior service credit	(480)	(1)	(106)	(129)

Unrecognized pension and other postretirement benefit cost, pre-tax	1,314	2,891	(342)	(244)
Deferred income tax	(460)	(1,012)	126	94

Unrecognized pension and other postretirement benefit cost	$854	$1,879	$(216)	$(150)

       The $1.10 billion decrease in the pension net actuarial loss during 2013 is primarily related to an increase in the discount rate and the change in the plan formula relating to the pension plan amendments. The majority of the $1.79 billion net actuarial pension benefit losses not yet recognized in 2013 reflects decreases in the discount rate and the effect of unfavorable equity market conditions on the value of the pension plan assets in prior years. The $479 million increase in the pension prior service credit during 2013 resulted from the pension plan amendments to the benefit formula. The $121 million increase in the OPEB net actuarial gain during 2013 primarily reflects the modified life insurance benefit due to the plan amendment and an increase in the discount rate for the medical plan.

       The change in 2013 in items not yet recognized as a component of net periodic cost, which is recorded in unrecognized pension and other postretirement benefit cost, is shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net periodic cost — December 31, 2012	$2,891	$(244)
Net actuarial gain arising during the period	(579)	(32)
Net actuarial (loss) gain amortized to net periodic benefit cost	(512)	16
Prior service credit arising during the period	(506)	—
Prior service credit amortized to net periodic benefit cost	28	23
Plan curtailment	—	(104)
Translation adjustment and other	(8)	(1)

Items not yet recognized as a component of net periodic cost — December 31, 2013	$1,314	$(342)

       The net actuarial loss (gain) is recognized as a component of net periodic cost amortized over the average remaining service period of active employees expected to receive benefits. Estimates of the net actuarial loss (gain) and prior service credit expected to be recognized as a component of net periodic benefit cost during 2014 are shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Net actuarial loss (gain)	$115	$(22)
Prior service credit	(58)	(23)

       The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $5.23 billion and $6.09 billion as of December 31, 2013 and 2012, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.

       The PBO, ABO and fair value of plan assets for the Company's pension plans with an ABO in excess of plan assets were $146 million, $145 million and zero, respectively, as of December 31, 2013 and $6.35 billion, $5.75 billion and $5.02 billion, respectively, as of December 31, 2012. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $146 million and $146 million for 2013 and 2012, respectively.

       The changes in benefit obligations for all plans for the years ended December 31 are as follows:

($ in millions)	Pension benefits		Postretirement benefits
	2013	2012	2013	2012
Benefit obligation, beginning of year	$6,727	$5,831	$803	$716
Service cost	140	152	12	13
Interest cost	265	298	28	36
Participant contributions	1	1	18	20
Actuarial (gain) loss	(406)	756	(32)	76
Benefits paid (1)	(892)	(312)	(57)	(59)
Plan amendments	(506)	—	—	—
Translation adjustment and other	(31)	1	(5)	1
Curtailment gain	(1)	—	(285)	—

Benefit obligation, end of year	$5,297	$6,727	$482	$803

(1)
Benefits paid include lump sum distributions, a portion of which may trigger settlement accounting treatment.

Components of net periodic cost

       The components of net periodic cost for all plans for the years ended December 31 are as follows:

	Pension benefits			Postretirement benefits
($ in millions)	2013	2012	2011	2013	2012	2011
Service cost	$140	$152	$151	$12	$13	$11
Interest cost	265	298	322	28	36	37
Expected return on plan assets	(394)	(393)	(367)	—	—	—
Amortization of:
Prior service credit	(28)	(2)	(2)	(23)	(23)	(23)
Net actuarial loss (gain)	235	178	154	(16)	(20)	(30)
Settlement loss	277	33	46	—	—	1
Curtailment gain	—	—	—	(181)	—	—

Net periodic cost (credit)	$495	$266	$304	$(180)	$6	$(4)

Assumptions

       Weighted average assumptions used to determine net pension cost and net postretirement benefit cost for the years ended December 31 are:

	Pension benefits			Postretirement benefits
($ in millions)	2013	2012	2011	2013	2012	2011
Discount rate	4.60%	5.25%	6.00%	3.75%	5.25%	6.00%
Rate of increase in compensation levels	3.5	4.5	4.0-4.5	n/a	n/a	n/a
Expected long-term rate of return on plan assets	7.75	8.5	8.5	n/a	n/a	n/a

       Weighted average assumptions used to determine benefit obligations as of December 31 are listed in the following table.

	Pension benefits		Postretirement benefits
	2013	2012	2013	2012
Discount rate	5.00%	4.00%	4.85%	4.25%
Rate of increase in compensation levels	3.5	3.5	n/a	n/a

       The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 7.00% for 2014, gradually declining to 4.5% in 2024 and remaining at that level thereafter.

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

Pension plan assets

       The change in pension plan assets for the years ended December 31 is as follows:

($ in millions)	2013	2012
Fair value of plan assets, beginning of year	$5,398	$4,675
Actual return on plan assets	566	594
Employer contribution	561	439
Benefits paid	(892)	(312)
Translation adjustment and other	(31)	2

Fair value of plan assets, end of year	$5,602	$5,398

       In general, the Company's pension plan assets are managed in accordance with investment policies approved by pension investment committees. The purpose of the policies is to ensure the plans' long-term ability to meet benefit obligations by prudently investing plan assets and Company contributions, while taking into consideration regulatory and legal requirements and current market conditions. The investment policies are reviewed periodically and specify target plan asset allocation by asset category. In addition, the policies specify various asset allocation and other risk limits. The target asset allocation takes the plans' funding status into consideration, among other factors, including anticipated demographic changes or liquidity requirements that may affect the funding status such as the potential impact of lump sum settlements as well as existing or expected market conditions. In general, the allocation has a lower overall investment risk when a plan is in a stronger funded status position since there is less economic incentive to take risk to increase the expected returns on the plan assets. The pension plans' asset exposure within each asset category is tracked against widely accepted established benchmarks for each asset class with limits on variation from the benchmark established in the investment policy. Pension plan assets are regularly monitored for compliance with these limits and other risk limits specified in the investment policies.

       The pension plans' weighted average target asset allocation and the actual percentage of plan assets, by asset category as of December 31, 2013 are as follows:

	Target asset allocation	Actual percentage of plan assets
Asset category	2013	2013	2012
Equity securities	40 - 50%	49%	50%
Fixed income securities	43 - 52	41	38
Limited partnership interests	12 - 18	7	9
Short-term investments and other	—	3	3

Total (1)		100%	100%

(1)
Securities lending collateral reinvestment is excluded from target and actual percentage of plan assets.

       The target asset allocation for an asset category may be achieved either through direct investment holdings, through replication using derivative instruments (e.g., futures or swaps) or net of hedges using derivative instruments to reduce exposure to an asset category. The notional amount of derivatives used for replication net of the notional amount of hedges is limited to 105% or 115% of total plan assets depending on the plan. Market performance of the different asset categories may, from time to time, cause deviation from the target asset allocation. The asset allocation mix is reviewed on a periodic basis and rebalanced to bring the allocation within the target ranges.

       Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. As of December 31, 2013, U.S. government fixed income securities and U.S. equity securities are lent out and cash collateral is invested 7% in fixed income securities and 93% in short-term investments.

       The following table presents the fair values of pension plan assets as of December 31, 2013.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2013
Equity securities:
U.S.	$—	$2,124	$78	$2,202
International	160	182	159	501
Fixed income securities:
U.S. government and agencies	608	52	—	660
Foreign government	—	44	—	44
Municipal	—	—	18	18
Corporate	—	1,433	18	1,451
RMBS	—	83	—	83
Short-term investments	54	344	—	398
Limited partnership interests:
Real estate funds (1)	—	—	197	197
Private equity funds (2)	—	—	211	211
Hedge funds (3)	—	—	9	9
Cash and cash equivalents	25	—	—	25
Free-standing derivatives:
Assets	1	3	—	4
Liabilities	(1)	—	—	(1)

Total plan assets at fair value	$847	$4,265	$690	5,802

% of total plan assets at fair value	14.6%	73.5%	11.9%	100.0%
Securities lending obligation (4)				(290)
Other net plan assets (5)				90

Total reported plan assets				$5,602

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

       The following table presents the fair values of pension plan assets as of December 31, 2012.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2012
Equity securities:
U.S.	$13	$2,042	$68	$2,123
International	136	198	246	580
Fixed income securities:
U.S. government and agencies	799	78	—	877
Foreign government	—	32	—	32
Municipal	—	—	129	129
Corporate	—	994	10	1,004
RMBS	—	95	—	95
Short-term investments	56	424	—	480
Limited partnership interests:
Real estate funds	—	—	214	214
Private equity funds	—	—	199	199
Hedge funds	—	—	80	80
Cash and cash equivalents	17	—	—	17
Free-standing derivatives:
Assets	—	—	—	—
Liabilities	—	—	—	—

Total plan assets at fair value	$1,021	$3,863	$946	5,830

% of total plan assets at fair value	17.5%	66.3%	16.2%	100.0%
Securities lending obligation				(463)
Other net plan assets				31

Total reported plan assets				$5,398

       The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 7.

       The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2013.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2012	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2013
Equity securities:
U.S.	$68	$—	$10	$—	$—	$78
International	246	3	8	(98)	—	159
Fixed income securities:
Municipal	129	7	1	(119)	—	18
Corporate	10	5	—	3	—	18
Limited partnership interests:
Real estate funds	214	—	11	(28)	—	197
Private equity funds	199	—	(2)	14	—	211
Hedge funds	80	—	—	(71)	—	9

Total Level 3 plan assets	$946	$15	$28	$(299)	$—	$690

       The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2012.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2011	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2012
Equity securities:
U.S.	$64	$—	$7	$(3)	$—	$68
International	245	—	1	—	—	246
Fixed income securities:
Municipal	163	5	(2)	(37)	—	129
Corporate	9	1	—	—	—	10
Limited partnership interests:
Real estate funds	192	16	2	4	—	214
Private equity funds	186	8	(6)	11	—	199
Hedge funds	79	—	1	—	—	80

Total Level 3 plan assets	$938	$30	$3	$(25)	$—	$946

       The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2011.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2010	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2011
Equity securities:
U.S.	$6	$—	$(2)	$60	$—	$64
International	253	—	(5)	(3)	—	245
Fixed income securities:
Municipal	222	—	1	(60)	—	163
Corporate	10	1	—	(2)	—	9
RMBS	48	(8)	8	(30)	(18)	—
Limited partnership interests:
Real estate funds	167	(1)	29	(3)	—	192
Private equity funds	166	1	22	(3)	—	186
Hedge funds	120	43	(43)	(41)	—	79

Total Level 3 plan assets	$992	$36	$10	$(82)	$(18)	$938

       The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company's assumption for the expected long-term rate of return on plan assets is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward looking nature of this assumption, the actual returns in any one year do not immediately result in a change. In giving consideration to the targeted plan asset allocation, the Company evaluated returns using the same sources it has used historically which include: historical average asset class returns from an independent nationally recognized vendor of this type of data blended together using the asset allocation policy weights for the Company's pension plans; asset class return forecasts from a large global independent asset management firm that specializes in providing multi-asset class investment fund products which were blended together using the asset allocation policy weights; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. This same methodology has been applied on a consistent basis each year. All of these were consistent with the Company's weighted average long-term rate of return on plan assets assumption of 7.75% used for 2013 and 7.36% that will be used for 2014. The decrease in the weighted average long-term rate of return on plan assets assumption for 2014 is primarily due to a decrease in the assumption for the pension plan covering employee-agents that comprises 14% of total plan assets. The decrease for this plan related to a decrease in the investment allocation to equities and increase in the allocation to fixed income securities. The long-term rate of return on plan assets assumption for the primary employee plan comprising 79% of total plan assets remained unchanged. As of the 2013 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 8.0% and 11.3%, respectively.

       Pension plan assets did not include any of the Company's common stock as of December 31, 2013 or 2012.

Cash flows

       There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2013. The Company currently plans to contribute $38 million to its pension plans in 2014.

       The Company contributed $39 million and $39 million to the postretirement benefit plans in 2013 and 2012, respectively. Contributions by participants were $18 million and $20 million in 2013 and 2012, respectively.

Estimated future benefit payments

       Estimated future benefit payments expected to be paid in the next 10 years, based on the assumptions used to measure the Company's benefit obligation as of December 31, 2013, are presented in the table below.

($ in millions)	Pension benefits	Postretirement benefits
2014	$355	$35
2015	367	36
2016	390	29
2017	420	30
2018	438	32
2019-2023	2,481	188

Total benefit payments	$4,451	$350

Allstate 401(k) Savings Plan

       Employees of the Company, with the exception of those employed by the Company's international, Sterling Collision Centers ("Sterling"), Esurance and Answer Financial subsidiaries, are eligible to become members of the Allstate 401(k) Savings Plan ("Allstate Plan"). The Company's contributions are based on the Company's matching obligation and certain performance measures. The Company is responsible for funding its anticipated contribution to the Allstate Plan, and may, at the discretion of management, use the ESOP to pre-fund certain portions. In connection with the Allstate Plan, the Company has a note from the ESOP with a principal balance of $21 million as of December 31, 2013. The ESOP note has a fixed interest rate of 7.9% and matures in 2019. The Company records dividends on the ESOP shares in retained income and all the shares held by the ESOP are included in basic and diluted weighted average common shares outstanding.

       The Company's contribution to the Allstate Plan was $54 million, $52 million and $48 million in 2013, 2012 and 2011, respectively. These amounts were reduced by the ESOP benefit computed for the years ended December 31 as follows:

($ in millions)	2013	2012	2011
Interest expense recognized by ESOP	$2	$2	$2
Less: dividends accrued on ESOP shares	(3)	(2)	(2)
Cost of shares allocated	7	2	2

Compensation expense	6	2	2
Reduction of defined contribution due to ESOP	46	10	9

ESOP benefit	$(40)	$(8)	$(7)

       The Company made $2 million in contributions to the ESOP in 2013. The Company made no contributions to the ESOP in 2012 and 2011. As of December 31, 2013, total committed to be released, allocated and unallocated ESOP shares were 0.8 million, 34 million and 4 million, respectively.

       Allstate's Canadian, Sterling, Esurance and Answer Financial subsidiaries sponsor defined contribution plans for their eligible employees. Expense for these plans was $11 million, $7 million and $7 million in 2013, 2012 and 2011, respectively.

19.  Equity Incentive Plans

       The Company currently has equity incentive plans under which the Company grants nonqualified stock options, restricted stock units and performance stock awards to certain employees and directors of the Company. The total compensation expense related to equity awards was $93 million, $86 million and $64 million and the total income tax benefits were $32 million, $30 million and $21 million for 2013, 2012 and 2011, respectively. Total cash received from the exercise of options was $212 million, $99 million and $19 million for 2013, 2012 and 2011, respectively. Total tax benefit realized on options exercised and stock unrestricted was $65 million, $28 million and $10 million for 2013, 2012 and 2011, respectively.

       The Company records compensation expense related to awards under these plans over the shorter of the period in which the requisite service is rendered or retirement eligibility is attained. Compensation expense for performance share awards is based on the probable number of awards expected to vest using the performance level most likely to be achieved at the end of the performance period. As of December 31, 2013, total unrecognized compensation cost related to all nonvested awards was $88 million, of which $35 million related to nonqualified stock options which are expected to be recognized over the weighted average vesting period of 2.17 years, $40 million related to restricted stock units which are expected to be recognized over the weighted average vesting period of 2.22 years and $13 million related to performance stock awards which are expected to be recognized over the weighted average vesting period of 1.59 years.

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

       A total of 97.6 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans' terms. As of December 31, 2013, 33.5 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.

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

	2013	2012	2011
Weighted average expected term	8.2 years	9.0 years	7.9 years
Expected volatility	19.1 - 48.1%	20.2 - 53.9%	22.1 - 53.9%
Weighted average volatility	31.0%	34.6%	35.1%
Expected dividends	1.9 - 2.2%	2.2 - 3.0%	2.5 - 3.7%
Weighted average expected dividends	2.2%	2.8%	2.7%
Risk-free rate	0.0 - 2.9%	0.0 - 2.2%	0.0 - 3.5%

       A summary of option activity for the year ended December 31, 2013 is shown in the following table.

	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2013	29,643	$39.81
Granted	2,809	45.68
Exercised	(6,062)	34.93
Forfeited	(556)	35.77
Expired	(1,852)	55.72

Outstanding as of December 31, 2013	23,982	40.60	$350,860	5.1

Outstanding, net of expected forfeitures	23,773	40.61	347,686	5.1
Outstanding, exercisable ("vested")	15,545	43.09	194,376	3.7

       The weighted average grant date fair value of options granted was $11.99, $8.69 and $9.49 during 2013, 2012 and 2011, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $92 million, $52 million and $15 million during 2013, 2012 and 2011, respectively.

       The changes in restricted stock units are shown in the following table for the year ended December 31, 2013.

	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2013	4,452	$27.27
Granted	817	45.78
Vested	(2,260)	22.49
Forfeited	(169)	35.77

Nonvested as of December 31, 2013	2,840	35.89

       The fair value of restricted stock units is based on the market value of the Company's stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock units granted was $45.78, $31.89 and $31.38 during 2013, 2012 and 2011, respectively. The total fair value of restricted stock units vested was $104 million, $30 million and $13 million during 2013, 2012 and 2011, respectively.

       The changes in performance stock awards are shown in the following table for the year ended December 31, 2013.

	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2013	437	$31.43
Granted	312	45.61
Adjustment for performance achievement	132	31.17
Vested	—	—
Forfeited	(38)	37.22

Nonvested as of December 31, 2013	843	36.38

       The fair value of performance stock awards is based on the market value of the Company's stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of performance stock awards granted was $45.61 and $31.41 during 2013 and 2012, respectively. None of the performance stock awards vested during 2013 or 2012.

       The tax benefit realized in 2013, 2012 and 2011 related to tax deductions from stock option exercises and included in shareholders' equity was $12 million, $8 million and $3 million, respectively. The tax benefit (expense) realized in 2013, 2012 and 2011 related to all stock-based compensation and recorded directly to shareholders' equity was $30 million, $6 million and $(0.4) million, respectively.

20. Reporting Segments

       Allstate management is organized around products and services, and this structure is considered in the identification of its four reportable segments. These segments and their respective operations are as follows:

       Allstate Protection principally sells private passenger auto and homeowners insurance in the United States and Canada. Revenues from external customers generated outside the United States were $1.06 billion, $992 million and $892 million in 2013, 2012 and 2011, respectively. The Company evaluates the results of this segment based upon underwriting results.

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

       Allstate Financial sells life insurance and voluntary accident and health insurance products. The principal products are interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. Effective January 1, 2014, the Company no longer offers fixed annuities such as deferred and immediate annuities. Allstate Financial had no revenues from external customers generated outside the United States in 2013, 2012 or 2011. The Company evaluates the results of this segment based upon operating income.

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

       Underwriting income is calculated as premiums earned, less claims and claims expenses ("losses"), amortization of DAC, operating costs and expenses, and restructuring and related charges as determined using GAAP.

       Operating income is net income excluding:

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

       Summarized revenue data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Revenues
Property-Liability
Property-liability insurance premiums
Auto	$18,449	$17,928	$17,299
Homeowners	6,613	6,359	6,200
Other personal lines	1,629	1,594	1,566
Commercial lines	456	462	495
Other business lines	471	394	382

Allstate Protection	27,618	26,737	25,942
Discontinued Lines and Coverages	—	—	—

Total property-liability insurance premiums	27,618	26,737	25,942
Net investment income	1,375	1,326	1,201
Realized capital gains and losses	519	335	85

Total Property-Liability	29,512	28,398	27,228
Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	491	470	441
Immediate annuities with life contingencies	37	45	106
Accident and health insurance	720	653	643

Total life and annuity premiums	1,248	1,168	1,190
Interest-sensitive life insurance	1,086	1,055	1,015
Fixed annuities	18	18	33

Total contract charges	1,104	1,073	1,048

Total life and annuity premiums and contract charges	2,352	2,241	2,238
Net investment income	2,538	2,647	2,716
Realized capital gains and losses	74	(13)	388

Total Allstate Financial	4,964	4,875	5,342
Corporate and Other
Service fees	9	4	7
Net investment income	30	37	54
Realized capital gains and losses	1	5	30

Total Corporate and Other before reclassification of service fees	40	46	91
Reclassification of service fees (1)	(9)	(4)	(7)

Total Corporate and Other	31	42	84

Consolidated revenues	$34,507	$33,315	$32,654

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

       Summarized financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$2,361	$1,253	$(857)
Discontinued Lines and Coverages	(143)	(53)	(25)

Total underwriting income (loss)	2,218	1,200	(882)
Net investment income	1,375	1,326	1,201
Income tax (expense) benefit on operations	(1,177)	(779)	30
Realized capital gains and losses, after-tax	339	221	54
Loss on disposition of operations, after-tax	(1)	—	—

Property-Liability net income available to common shareholders	2,754	1,968	403
Allstate Financial
Life and annuity premiums and contract charges	2,352	2,241	2,238
Net investment income	2,538	2,647	2,716
Periodic settlements and accruals on non-hedge derivative instruments	17	55	70
Contract benefits and interest credited to contractholder funds	(3,171)	(3,252)	(3,378)
Operating costs and expenses and amortization of deferred policy acquisition costs	(895)	(926)	(898)
Restructuring and related charges	(7)	—	(1)
Income tax expense on operations	(246)	(236)	(240)

Operating income	588	529	507
Realized capital gains and losses, after-tax	46	(8)	250
Valuation changes on embedded derivatives that are not hedged, after-tax	(16)	82	(12)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(5)	(42)	(108)
DAC and DSI unlocking related to realized capital gains and losses, after-tax	7	4	3
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(11)	(36)	(45)
(Loss) gain on disposition of operations, after-tax	(514)	12	(5)

Allstate Financial net income available to common shareholders	95	541	590
Corporate and Other
Service fees (1)	9	4	7
Net investment income	30	37	54
Operating costs and expenses (1)	(627)	(383)	(403)
Income tax benefit on operations	220	136	126
Preferred stock dividends	(17)	—	—

Operating loss	(385)	(206)	(216)
Realized capital gains and losses, after-tax	—	3	20
Loss on extinguishment of debt, after-tax	(319)	—	—
Postretirement benefits curtailment gain, after-tax	118	—	—
Business combination expenses, after-tax	—	—	(10)

Corporate and Other net loss available to common shareholders	(586)	(203)	(206)

Consolidated net income available to common shareholders	$2,263	$2,306	$787

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

       Additional significant financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Amortization of DAC
Property-Liability	$3,674	$3,483	$3,477
Allstate Financial	328	401	494

Consolidated	$4,002	$3,884	$3,971

Income tax expense
Property-Liability	$1,357	$893	$1
Allstate Financial	87	241	289
Corporate and Other	(328)	(134)	(118)

Consolidated	$1,116	$1,000	$172

       Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in the Property-Liability segment. A portion of these long-lived assets are used by entities included in the Allstate Financial and Corporate and Other segments and, accordingly, are charged expenses in proportion to their use.

       Summarized data for total assets and investments for each of the Company's reportable segments as of December 31 are as follows:

($ in millions)	2013	2012	2011
Assets
Property-Liability	$54,726	$52,201	$49,791
Allstate Financial	65,707	72,368	72,526
Corporate and Other	3,087	2,378	2,876

Consolidated	$123,520	$126,947	$125,193

Investments
Property-Liability	$39,638	$38,215	$35,998
Allstate Financial	39,105	56,999	57,373
Corporate and Other	2,412	2,064	2,247

Consolidated	$81,155	$97,278	$95,618

       The balances above reflect the elimination of related party investments between segments.

21.  Other Comprehensive Income

       The components of other comprehensive (loss) income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2013			2012			2011
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,278)	$447	$(831)	$2,428	$(848)	$1,580	$1,493	$(524)	$969
Less: reclassification adjustment of realized capital gains and losses	549	(192)	357	225	(79)	146	795	(278)	517

Unrealized net capital gains and losses	(1,827)	639	(1,188)	2,203	(769)	1,434	698	(246)	452

Unrecognized pension and other postretirement benefit cost arising during the period	1,231	(429)	802	(634)	224	(410)	(517)	183	(334)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(445)	156	(289)	(166)	58	(108)	(146)	51	(95)

Unrecognized pension and other postretirement benefit cost	1,676	(585)	1,091	(468)	166	(302)	(371)	132	(239)

Unrealized foreign currency translation adjustments	(49)	17	(32)	22	(8)	14	(18)	6	(12)

Other comprehensive (loss) income	$(200)	$71	$(129)	$1,757	$(611)	$1,146	$309	$(108)	$201

22.  Quarterly Results (unaudited)

($ in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues	$8,463	$8,362	$8,787	$8,278	$8,465	$8,128	$8,792	$8,547
Net income available to common shareholders	709	766	434	423	310	723	810	394
Net income earnings available to common shareholders per common share — Basic	1.49	1.54	0.93	0.86	0.67	1.49	1.79	0.82
Net income earnings available to common shareholders per common share — Diluted	1.47	1.53	0.92	0.86	0.66	1.48	1.76	0.81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062

We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allstate Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 20, 2014

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

       Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria related to internal control over financial reporting described in "Internal Control – Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

       Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company's internal control over financial reporting, which is included herein.

       Changes in Internal Control over Financial Reporting.    During the fiscal quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

       On February 18, 2014 the Company filed with the Secretary of State of Delaware a Certificate of Correction to our Certificate of Designations (the "Certificate of Designations") of Fixed Rate Noncumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock"). The Certificate of Correction was filed in order to correct the quarter end dates used in the application of the tests for the suspension of the declaration and payment of dividends on the Series A Preferred Stock, in order that such tests could be given proper effect. Under the Certificate of Designations, financial statements for the final quarter end dates would not have been available by the related dividend payment dates. The Certificate of Correction replaced the definitions of "Final Quarter End Test Date" and "Preliminary Quarter End Test Date" in the Certificate of Designations so that they now refer to the appropriate quarter end dates for the related dividend payment dates and such tests are given proper effect, as originally intended. The Certificate of Designations, reflecting this correction, is filed as Exhibit 3.6 to this annual report on Form 10-K.

 Part III

Item 10.  Directors, Executive Officers and Corporate Governance

       Information regarding directors of The Allstate Corporation standing for election at the 2014 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions "Corporate Governance Practices – Proposal 1. Election of Directors."

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

       Information regarding executive officers of The Allstate Corporation is incorporated in this Item 10 by reference to Part I, Item 1 of this report under the caption "Executive Officers of the Registrant."

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

•
Security Ownership of Directors and Executive Officers

•
Security Ownership of Certain Beneficial Owners

       Asset managers, such as those that manage mutual funds and exchange traded funds, principally on behalf of third party investors, at times acquire sufficient voting ownership interests in Allstate to require disclosure. BlackRock, Inc. has disclosed that it, together with certain subsidiaries, held 6.1% of our common stock as of December 31, 2013. BlackRock also manages a small portion of Allstate's investment portfolio under an investment management agreement and has licensed an investment technology software system to Allstate. The terms of these arrangements are customary and the aggregate related fees are not material. Northern Trust Corporation has disclosed that it, together with certain subsidiaries, held 5.0% of our common stock as of December 31, 2013, some of which was held by the Northern Trust Company as trustee on behalf of participants in Allstate's 401(k) Savings Plan.

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

Item 14.  Principal Accounting Fees and Services

       Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the captions "Proposal 4. Ratification of the Appointment of Independent Registered Public Accountant."

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

Item 15.  (a) (3)

       The following is a list of the exhibits filed as part of this Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements. A dagger (†) indicates an award form first used under The Allstate Corporation 2001 Equity Incentive Plan, which was amended and restated as The Allstate Corporation 2009 Equity Incentive Plan: A plus (+) indicates an award form first used under The Allstate Corporation 2009 Equity Incentive Plan, which was amended and restated as The Allstate Corporation 2013 Equity Incentive Plan.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 23, 2012	8-K	1-11840	3(i)	May 23, 2012
3.2	Amended and Restated By-Laws of The Allstate Corporation as amended May 23, 2012	8-K	1-11840	3(ii)	May 23, 2012
3.3	Certificate of Designations with respect to the Preferred Stock, Series A of the Registrant, dated June 10, 2013	8-K	1-11840	3.1	June 12, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.4	Certificate of Designations with respect to the Preferred Stock, Series C of the Registrant, dated September 26, 2013	8-K	1-11840	3.1	September 30, 2013
3.5	Certificate of Designations with respect to the Preferred Stock, Series D of the Registrant, dated December 13, 2013	8-K	1-11840	3.1	December 16, 2013
3.6	Certificate of Correction of Certificate of Designations with respect to the Preferred Stock, Series A of the Registrant dated February 18, 2014					X
4.1
	The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries
4.2	Deposit Agreement, dated June 12, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series A)	8-K	1-11840	4.1	June 12, 2013
4.3	Form of Preferred Stock Certificate, Series A (included as Exhibit A to Exhibit 3.3 above)	8-K	1-11840	4.2	June 12, 2013
4.4	Form of Depositary Receipt, Series A (included as Exhibit A to Exhibit 4.2 above)	8-K	1-11840	4.3	June 12, 2013
4.5	Deposit Agreement, dated September 30, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series C)	8-K	1-11840	4.1	September 30, 2013
4.6	Form of Preferred Stock Certificate, Series C (included as Exhibit A to Exhibit 3.4 above)	8-K	1-11840	4.2	September 30, 2013
4.7	Form of Depositary Receipt, Series C (included as Exhibit A to Exhibit 4.5 above)	8-K	1-11840	4.3	September 30, 2013
4.8	Deposit Agreement, dated December 16, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series D)	8-K	1-11840	4.1	December 16, 2013
4.9	Form of Preferred Stock Certificate, Series D (included as Exhibit A to Exhibit 3.5 above)	8-K	1-11840	4.2	December 16, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.10	Form of Depositary Receipt, Series D (included as Exhibit A to Exhibit 4.8 above)	8-K	1-11840	4.3	December 16, 2013
10.1	Credit Agreement dated April 27, 2012 among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Bank of America, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	1-11840	10.6	May 2, 2012
10.2*	The Allstate Corporation Annual Executive Incentive Plan	Proxy	1-11840	App. B	April 1, 2009
10.3*	The Allstate Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2014					X
10.4*	The Allstate Corporation 2013 Equity Incentive Plan	Proxy	1-11840	App. B	April 10, 2013
10.5*+	Form of Performance Stock Award Agreement for awards granted on or after March 6, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.4	May 2, 2012
10.6*+	Form of Option Award Agreement for awards granted on or after February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	May 2, 2012
10.7*+	Form of Option Award Agreement for awards granted on or after December 30, 2011 and prior to February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	8-K	1-11840	10.2	December 28, 2011
10.8*+	Form of Option Award Agreement for awards granted on or after February 22, 2011 and prior to December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	April 27, 2011
10.9*+	Form of Option Award Agreement for awards granted on or after May 19, 2009 and prior to February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	8-K/A	1-11840	10.3	May 20, 2009
10.10*†	Form of Option Award Agreement for awards granted on or after September 13, 2008 and prior to May 19, 2009 under The Allstate Corporation 2001 Equity Incentive Plan	8-K	1-11840	10.3	September 19, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.11*†	Form of Executive Officer Option Award Agreement for awards granted on or after July 18, 2006 and prior to September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan	8-K	1-11840	10.1	July 20, 2006
10.12*†	Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan	10-K	1-11840	10.19	March 11, 2004
10.13*+	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.2	May 2, 2012
10.14*+	Form of Restricted Stock Unit Award Agreement for awards granted on or after December 30, 2011 and prior to February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	8-K	1-11840	10.3	December 28, 2011
10.15*+	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 22, 2011 and prior to December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.4	April 27, 2011
10.16*+	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 22, 2010 and prior to February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	10-K	1-11840	10.17	February 25, 2010
10.17*†	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 13, 2008 and prior to February 22, 2010 under The Allstate Corporation 2001 Equity Incentive Plan	8-K	1-11840	10.2	September 19, 2008
10.18*	Supplemental Retirement Income Plan, as amended and restated effective January 1, 2014	10-Q	1-11840	10.3	July 31, 2013
10.19*	The Allstate Corporation Change in Control Severance Plan effective December 30, 2011	8-K	1-11840	10.1	December 28, 2011
10.20*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.7	September 19, 2008
10.21*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated effective September 15, 2008	8-K	1-11840	10.5	September 19, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.22*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.6	September 19, 2008
10.23*	Form of Option Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.3	May 19, 2006
10.24*	Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.8	September 19, 2008
10.25*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.9	September 19, 2008
10.26*	Form of Indemnification Agreement between the Registrant and Director	10-Q	1-11840	10.2	August 1, 2007
10.27*	Resolutions regarding Non-Employee Director Compensation	10-Q	1-11840	10.1	October 27, 2010
10.28	Stock Purchase Agreement, dated as of May 17, 2011, between White Mountains Holdings (Luxembourg) S.à r.l. and The Allstate Corporation. (Certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit.)	8-K	1-11840	10.1	May 23, 2011
10.29	Guaranty Agreement, dated as of May 17, 2011, by White Mountains Insurance Group, Ltd. in favor of The Allstate Corporation	8-K	1-11840	10.2	May 23, 2011
10.30	Stock Purchase Agreement, dated July 17, 2013, among Allstate Life Insurance Company, Resolution Life Holdings, Inc., and Resolution Life L.P.	8-K	1-11840	10.1	July 22, 2013
12	Computation of Earnings to Fixed Charges Ratio					X
14	The Allstate Code of Ethics	8-K	1-11840	14	May 23, 2012
21	Subsidiaries of The Allstate Corporation					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

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
February 19, 2014

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson Thomas J. Wilson	Chairman of the Board, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 19, 2014
/s/ Steven E. Shebik Steven E. Shebik	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2014
/s/ F. Duane Ackerman F. Duane Ackerman	Director	February 19, 2014
/s/ Robert D. Beyer Robert D. Beyer	Director	February 19, 2014
/s/ Kermit R. Crawford Kermit R. Crawford	Director	February 19, 2014
/s/ Jack M. Greenberg Jack M. Greenberg	Director	February 19, 2014
/s/ Herbert L. Henkel Herbert L. Henkel	Director	February 19, 2014
/s/ Ronald T. LeMay Ronald T. LeMay	Director	February 19, 2014
/s/ Andrea Redmond Andrea Redmond	Director	February 19, 2014
/s/ H. John Riley, Jr. H. John Riley, Jr.	Lead Director	February 19, 2014
/s/ John W. Rowe John W. Rowe	Director	February 19, 2014
/s/ Judith A. Sprieser Judith A. Sprieser	Director	February 19, 2014
/s/ Mary Alice Taylor Mary Alice Taylor	Director	February 19, 2014

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2013

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$2,791	$2,913	$2,913
States, municipalities and political subdivisions	8,446	8,723	8,723
Foreign governments	1,736	1,824	1,824
Public utilities	6,284	6,660	6,660
Convertibles and bonds with warrants attached	148	113	113
All other corporate bonds	32,899	33,830	33,830
Asset-backed securities	4,491	4,518	4,518
Residential mortgage-backed securities	1,403	1,474	1,474
Commercial mortgage-backed securities	788	829	829
Redeemable preferred stocks	22	26	26

Total fixed maturities	59,008	$60,910	60,910

Equity securities:
Common stocks:
Public utilities	373	$380	380
Banks, trusts and insurance companies	300	394	394
Industrial, miscellaneous and all other	3,755	4,267	4,267
Nonredeemable preferred stocks	45	56	56

Total equity securities	4,473	$5,097	5,097

Mortgage loans on real estate	4,721	$4,871	4,721

Real estate (includes $19 acquired in satisfaction of debt)	126		126
Policy loans	919		919
Derivative instruments	268	$269	269

Limited partnership interests	4,967		4,967
Other long-term investments	1,753		1,753
Short-term investments	2,393	$2,393	2,393

Total investments	$78,628		$81,155

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

($ in millions)	Year Ended December 31,
	2013	2012	2011
Revenues
Investment income, less investment expense	$3	$6	$16
Realized capital gains and losses	—	—	28
Other income	42	10	9

	45	16	53
Expenses
Interest expense	366	372	365
Loss on extinguishment of debt	491	—	—
Pension and other postretirement benefit expense	(184)	—	—
Other operating expenses	30	22	63

	703	394	428

Loss from operations before income tax benefit and equity in net income of subsidiaries	(658)	(378)	(375)
Income tax benefit	(251)	(137)	(135)

Loss before equity in net income of subsidiaries	(407)	(241)	(240)
Equity in net income of subsidiaries	2,687	2,547	1,027

Net income	2,280	2,306	787

Preferred stock dividends	17	—	—

Net income available to common shareholders	2,263	2,306	787

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(1,188)	1,434	452
Unrealized foreign currency translation adjustments	(32)	14	(12)
Unrecognized pension and other postretirement benefit cost	1,091	(302)	(239)

Other comprehensive (loss) income, after-tax	(129)	1,146	201

Comprehensive income	$2,151	$3,452	$988

See accompanying notes to condensed financial information and notes to consolidated financial statements.

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2013	2012
Assets
Investments in subsidiaries	$26,813	$27,403
Fixed income securities, at fair value (amortized cost $210 and $255)	213	259
Short-term investments, at fair value (amortized cost $565 and $133)	565	133
Cash	105	4
Receivable from subsidiaries	311	307
Prepaid pension benefit asset	401	—
Deferred income taxes	—	496
Other assets	110	271

Total assets	$28,518	$28,873

Liabilities
Long-term debt	$6,157	$6,012
Pension and other postretirement benefit obligations	358	1,936
Deferred compensation	255	227
Dividends payable to shareholders	131	5
Deferred income taxes	38	—
Other liabilities	99	113

Total liabilities	7,038	8,293

Shareholders' equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 32.3 thousand shares issued and outstanding as of December 31, 2013 and none issued and outstanding as of December 31, 2012, $807.5 aggregate liquidation preference	780	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 449 million and 479 million shares outstanding	9	9
Additional capital paid-in	3,143	3,162
Retained income	35,580	33,783
Deferred ESOP expense	(31)	(41)
Treasury stock, at cost (451 million and 421 million shares)	(19,047)	(17,508)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	1,646	2,834
Unrealized foreign currency translation adjustments	38	70
Unrealized pension and other postretirement benefit cost	(638)	(1,729)

Total accumulated other comprehensive income	1,046	1,175

Total shareholders' equity	21,480	20,580

Total liabilities and shareholders' equity	$28,518	$28,873

See accompanying notes to condensed financial information and notes to consolidated financial statements.

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$2,280	$2,306	$787
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(2,687)	(2,547)	(1,027)
Dividends received from subsidiaries	1,992	1,038	878
Loss on extinguishment of debt	491	—	—
Realized capital gains and losses	—	—	(28)
Changes in:
Pension and other postretirement benefits	(184)	—	—
Income taxes	113	(4)	7
Operating assets and liabilities	25	59	70

Net cash provided by operating activities	2,030	852	687

Cash flows from investing activities
Proceeds from sales of investments	—	92	1,045
Investment purchases	(156)	—	(653)
Investment collections	200	100	—
Return of capital from subsidiaries	37	154	27
Change in short-term investments, net	(450)	15	1,282
Acquisition of subsidiary, net	—	—	(1,009)

Net cash (used in) provided by investing activities	(369)	361	692

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,271	493	—
Repayment of long-term debt	(2,627)	(352)	—
Proceeds from issuance of preferred stock	781	—	—
Dividends paid on common stock	(352)	(534)	(435)
Dividends paid on preferred stock	(6)	—	—
Treasury stock purchases	(1,834)	(913)	(953)
Shares reissued under equity incentive plans, net	170	85	19
Excess tax benefits on share-based payment arrangements	38	10	(5)
Other	(1)	(3)	—

Net cash used in financing activities	(1,560)	(1,214)	(1,374)

Net increase (decrease) in cash	101	(1)	5
Cash at beginning of year	4	5	—

Cash at end of year	$105	$4	$5

See accompanying notes to condensed financial information and notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.     General

       The financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8. The long-term debt presented in Note 13 "Capital Structure" are direct obligations of the Registrant, with the exception of the $44 million of synthetic lease obligations as of both December 31, 2013 and 2012. A majority of the pension and other postretirement benefits plans presented in Note 18 "Benefit Plans" are direct obligations of the Registrant. Effective November 30, 2011, the Registrant became the sponsor of a majority of the pension benefit plans presented in Note 18. Prior to November 30, 2011, a subsidiary of the Registrant was the sponsor of these plans.

2.    Supplemental Disclosures of Non-Cash Investing Activity and Cash Flow Information

       The Registrant's assumption of the obligations associated with the pension benefit plans previously sponsored by a subsidiary of the Registrant resulted in a non-cash decrease in the Registrant's investment in subsidiaries of $713 million, after-tax in 2011.

       The Registrant paid $359 million, $364 million and $360 million of interest on debt in 2013, 2012 and 2011, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

($ in millions)	As of December 31,			For the year ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income (1)	Claims and claims expense, contract benefits and interest credited to contractholders	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2013
Property-Liability operations
Allstate Protection	$1,625	$19,598	$10,917	$27,618		$17,769	$3,674	$3,814	$28,164
Discontinued Lines and Coverages	—	2,259	—	—		142	—	1	—

Total Property-Liability	1,625	21,857	10,917	27,618	$1,375	17,911	3,674	3,815	28,164
Allstate Financial operations	1,747	36,690	15	2,352	2,538	3,195	328	572	723
Corporate and Other	—	—	—	—	30	—	—	928	—

Total	$3,372	$58,547	$10,932	$29,970	$3,943	$21,106	$4,002	$5,315	$28,887

2012
Property-Liability operations
Allstate Protection	$1,396	$19,036	$10,345	$26,737		$18,433	$3,483	$3,568	$27,026
Discontinued Lines and Coverages	—	2,252	—	—		51	—	2	1

Total Property-Liability	1,396	21,288	10,345	26,737	$1,326	18,484	3,483	3,570	27,027
Allstate Financial operations	2,225	54,214	30	2,241	2,647	3,134	401	576	655
Corporate and Other	—	—	—	—	37	—	—	379	—

Total	$3,621	$75,502	$10,375	$28,978	$4,010	$21,618	$3,884	$4,525	$27,682

2011
Property-Liability operations
Allstate Protection	$1,348	$18,042	$10,023	$25,942		$20,140	$3,477	$3,182	$25,981
Discontinued Lines and Coverages	—	2,333	—	—		21	—	4	(1)

Total Property-Liability	1,348	20,375	10,023	25,942	$1,201	20,161	3,477	3,186	25,980
Allstate Financial operations	2,523	56,738	34	2,238	2,716	3,406	494	556	647
Corporate and Other	—	—	—	—	54	—	—	408	—

Total	$3,871	$77,113	$10,057	$28,180	$3,971	$23,567	$3,971	$4,150	$26,627

(1)
A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE

($ in millions)
	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2013
Life insurance in force	$528,473	$196,274	$14,003	$346,202	4.0%

Premiums and contract charges:
Life insurance	$2,088	$538	$82	$1,632	5.0%
Accident and health insurance	821	101	—	720	—%
Property-liability insurance	28,638	1,069	49	27,618	0.2%

Total premiums and contract charges	$31,547	$1,708	$131	$29,970	0.4%

Year ended December 31, 2012
Life insurance in force	$521,209	$209,874	$14,834	$326,169	4.5%

Premiums and contract charges:
Life insurance	$2,089	$556	$55	$1,588	3.5%
Accident and health insurance	771	118	—	653	—%
Property-liability insurance	27,794	1,090	33	26,737	0.1%

Total premiums and contract charges	$30,654	$1,764	$88	$28,978	0.3%

Year ended December 31, 2011
Life insurance in force	$519,639	$222,379	$9,137	$306,397	3.0%

Premiums and contract charges:
Life insurance	$2,177	$617	$35	$1,595	2.2%
Accident and health insurance	776	133	—	643	—%
Property-liability insurance	27,016	1,098	24	25,942	0.1%

Total premiums and contract charges	$29,969	$1,848	$59	$28,180	0.2%

(1)
No reinsurance or coinsurance income was netted against premium ceded in 2013, 2012 or 2011.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V — VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period
Year ended December 31, 2013
Allowance for reinsurance recoverables	$87	$8	$—	$3	$92
Allowance for premium installment receivable	70	96	—	89	77
Allowance for deferred tax assets	—	—	—	—	—
Allowance for estimated losses on mortgage loans	42	(11)	—	10	21
Year ended December 31, 2012
Allowance for reinsurance recoverables	$103	$—	$—	$16	$87
Allowance for premium installment receivable	70	85	—	85	70
Allowance for deferred tax assets	67	—	—	67	—
Allowance for estimated losses on mortgage loans	63	(5)	—	16	42
Year ended December 31, 2011
Allowance for reinsurance recoverables	$142	$—	$—	$39	$103
Allowance for premium installment receivable	75	82	—	87	70
Allowance for deferred tax assets	6	—	67	6	67
Allowance for estimated losses on mortgage loans	84	37	—	58	63

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-CASUALTY INSURANCE OPERATIONS

($ in millions)	As of December 31,
	2013	2012	2011

Deferred policy acquisition costs	$1,625	$1,396	$1,348
Reserves for insurance claims and claims expense	21,857	21,288	20,375
Unearned premiums	10,917	10,345	10,023

	Year Ended December 31,
	2013	2012	2011
Earned premiums	$27,618	$26,737	$25,942
Net investment income	1,375	1,326	1,201
Claims and claims adjustment expense incurred
Current year	18,032	19,149	20,496
Prior years	(121)	(665)	(335)
Amortization of deferred policy acquisition costs	3,674	3,483	3,477
Paid claims and claims adjustment expense	17,996	18,980	20,195
Premiums written	28,164	27,027	25,980

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062

We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company's internal control over financial reporting as of December 31, 2013, and have issued our report thereon dated February 20, 2014; such consolidated financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 20, 2014