Form 10-Q
period 2014-03-31
ALLSTATE CORP
filed 2014-05-06
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 22, 2014, the registrant had 433,991,146 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2014

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL INFORMATION

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended March 31,
	2014	2013

	(unaudited)
Revenues
Property-liability insurance premiums	$7,064	$6,770
Life and annuity premiums and contract charges	607	579
Net investment income	959	983
Realized capital gains and losses:
Total other-than-temporary impairment losses	(80)	(27)
Portion of loss recognized in other comprehensive income	(1)	(10)
Net other-than-temporary impairment losses recognized in earnings	(81)	(37)
Sales and other realized capital gains and losses	135	168
Total realized capital gains and losses	54	131
	8,684	8,463
Costs and expenses
Property-liability insurance claims and claims expense	4,759	4,460
Life and annuity contract benefits	488	458
Interest credited to contractholder funds	307	345
Amortization of deferred policy acquisition costs	1,035	946
Operating costs and expenses	1,094	1,102
Restructuring and related charges	6	26
Interest expense	87	98
	7,776	7,435

(Loss) gain on disposition of operations	(59)	2

Income from operations before income tax expense	849	1,030

Income tax expense	249	321

Net income	600	709

Preferred stock dividends	13	--

Net income available to common shareholders	$587	$709

Earnings per common share:

Net income available to common shareholders per common share - Basic	$1.31	$1.49

Weighted average common shares - Basic	446.4	475.4

Net income available to common shareholders per common share - Diluted	$1.30	$1.47

Weighted average common shares - Diluted	452.8	480.8

Cash dividends declared per common share	$0.28	$0.25

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three months ended March 31,
	2014	2013
	(unaudited)

Net income	$600	$709

Other comprehensive income, after-tax

Changes in:

Unrealized net capital gains and losses	445	71

Unrealized foreign currency translation adjustments	(16)	(12)

Unrecognized pension and other postretirement benefit cost	11	45

Other comprehensive income, after-tax	440	104

Comprehensive income	$1,040	$813

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31, 2014	December 31, 2013
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $58,587 and $59,008)	$61,161	$60,910
Equity securities, at fair value (cost $4,575 and $4,473)	5,297	5,097
Mortgage loans	4,472	4,721
Limited partnership interests	5,024	4,967
Short-term, at fair value (amortized cost $2,573 and $2,393)	2,573	2,393
Other	3,163	3,067
Total investments	81,690	81,155

Cash	1,170	675
Premium installment receivables, net	5,271	5,237
Deferred policy acquisition costs	3,316	3,372
Reinsurance recoverables, net	7,512	7,621
Accrued investment income	610	624
Property and equipment, net	1,024	1,024
Goodwill	1,243	1,243
Other assets	2,187	1,937
Separate Accounts	4,878	5,039
Assets held for sale	15,390	15,593
Total assets	$124,291	$123,520
Liabilities
Reserve for property-liability insurance claims and claims expense	$21,985	$21,857
Reserve for life-contingent contract benefits	12,435	12,386
Contractholder funds	23,989	24,304
Unearned premiums	10,821	10,932
Claim payments outstanding	785	631
Deferred income taxes	886	635
Other liabilities and accrued expenses	5,566	5,156
Long-term debt	6,200	6,201
Separate Accounts	4,878	5,039
Liabilities held for sale	14,641	14,899
Total liabilities	102,186	102,040

Commitments and Contingent Liabilities (Note 12)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 62.2 thousand and 32.3 thousand shares issued and outstanding, $1,555 and $807.5 aggregate liquidation preference	1,505	780
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 434 million and 449 million shares outstanding	9	9
Additional capital paid-in	3,017	3,143
Retained income	36,041	35,580
Deferred ESOP expense	(31)	(31)
Treasury stock, at cost (466 million and 451 million shares)	(19,922)	(19,047)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	66	50
Other unrealized net capital gains and losses	2,271	1,698
Unrealized adjustment to DAC, DSI and insurance reserves	(246)	(102)
Total unrealized net capital gains and losses	2,091	1,646
Unrealized foreign currency translation adjustments	22	38
Unrecognized pension and other postretirement benefit cost	(627)	(638)
Total accumulated other comprehensive income	1,486	1,046
Total shareholders’ equity	22,105	21,480
Total liabilities and shareholders’ equity	$124,291	$123,520

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)	Three months ended March 31,
	2014	2013
Preferred stock par value	(unaudited)
Balance, beginning of period	$--	$--
Preferred stock issuance	--	--
Balance, end of period	--	--

Preferred stock additional capital paid-in
Balance, beginning of period	780	--
Preferred stock issuance	725	--
Balance, end of period	1,505	--

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,143	3,162
Forward contract on accelerated share repurchase agreement	(113)	(75)
Equity incentive plans activity	(13)	(59)
Balance, end of period	3,017	3,028

Retained income
Balance, beginning of period	35,580	33,783
Net income	600	709
Dividends on common stock	(126)	(117)
Dividends on preferred stock	(13)	--
Balance, end of period	36,041	34,375

Deferred ESOP expense
Balance, beginning of period	(31)	(41)
Payments	--	2
Balance, end of period	(31)	(39)

Treasury stock
Balance, beginning of period	(19,047)	(17,508)
Shares acquired	(987)	(652)
Shares reissued under equity incentive plans, net	112	127
Balance, end of period	(19,922)	(18,033)

Accumulated other comprehensive income
Balance, beginning of period	1,046	1,175
Change in unrealized net capital gains and losses	445	71
Change in unrealized foreign currency translation adjustments	(16)	(12)
Change in unrecognized pension and other postretirement benefit cost	11	45
Balance, end of period	1,486	1,279
Total shareholders’ equity	$22,105	$20,619

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended March 31,
	2014	2013
Cash flows from operating activities	(unaudited)
Net income	$600	$709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	98	87
Realized capital gains and losses	(54)	(131)
Loss (gain) on disposition of operations	59	(2)
Interest credited to contractholder funds	307	345
Changes in:
Policy benefits and other insurance reserves	(18)	(514)
Unearned premiums	(92)	(146)
Deferred policy acquisition costs	3	(30)
Premium installment receivables, net	(46)	(22)
Reinsurance recoverables, net	(45)	406
Income taxes	(68)	277
Other operating assets and liabilities	(270)	(239)
Net cash provided by operating activities	474	740
Cash flows from investing activities
Proceeds from sales
Fixed income securities	6,483	5,474
Equity securities	1,328	210
Limited partnership interests	238	160
Mortgage loans	10	2
Other investments	30	15
Investment collections
Fixed income securities	849	1,745
Mortgage loans	324	237
Other investments	50	54
Investment purchases
Fixed income securities	(6,252)	(6,084)
Equity securities	(1,330)	(317)
Limited partnership interests	(277)	(255)
Mortgage loans	(2)	(75)
Other investments	(243)	(196)
Change in short-term investments, net	189	(808)
Change in other investments, net	36	34
Purchases of property and equipment, net	(55)	(60)
Disposition of operations	(2)	--
Net cash provided by investing activities	1,376	136
Cash flows from financing activities
Proceeds from issuance of long-term debt	--	492
Repayments of long-term debt	(1)	--
Proceeds from issuance of preferred stock	725	--
Contractholder fund deposits	403	591
Contractholder fund withdrawals	(1,084)	(1,259)
Dividends paid on common stock	(113)	--
Dividends paid on preferred stock	(12)	--
Treasury stock purchases	(1,115)	(739)
Shares reissued under equity incentive plans, net	77	17
Excess tax benefits on share-based payment arrangements	13	23
Other	(6)	13
Net cash used in financing activities	(1,113)	(862)
Cash classified as held for sale	(242)	--
Net increase in cash	495	14
Cash at beginning of period	675	806
Cash at end of period	$1,170	$820

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

The condensed consolidated financial statements and notes as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.

Pending accounting standard

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued guidance which allows entities that invest in certain qualified affordable housing projects through limited liability entities the option to account for these investments using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, the entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit.  The guidance is effective for reporting periods beginning after December 15, 2014 and is to be applied retrospectively.  Early adoption is permitted.  The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations and financial position.

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

The computation of basic and diluted earnings per common share for the three months ended March 31 is presented in the following table.

($ in millions, except per share data)	2014	2013
Numerator:
Net income	$600	$709
Less: Preferred stock dividends	13	--
Net income available to common shareholders	587	709

Denominator:
Weighted average common shares outstanding	446.4	475.4
Effect of dilutive potential common shares:
Stock options	4.4	3.7
Restricted stock units and performance stock awards (non-participating)	2.0	1.7
Weighted average common and dilutive potential common shares outstanding	452.8	480.8

Earnings per common share - Basic	$1.31	$1.49
Earnings per common share - Diluted	$1.30	$1.47

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 6.7 million and 17.0 million Allstate common shares, with exercise prices ranging from $45.61 to $62.42 and $37.40 to $62.84, were outstanding for the three-month periods ended March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share in those periods.

3.  Held for Sale Transaction and Subsequent Event

On July 17, 2013, the Company entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business.  LBL is reported in the Allstate Financial segment.  This transaction met the criteria for held for sale accounting.  As a result, the related assets and liabilities are included as single line items in the asset and liability sections of the Condensed Consolidated Statements of Financial Position as of March 31, 2014 and December 31, 2013.  The following table summarizes the assets and liabilities held for sale.

($ in millions)	March 31, 2014	December 31, 2013
Assets
Investments
Fixed income securities	$9,959	$10,167
Mortgage loans	1,289	1,367
Short-term investments	--	160
Other investments	258	289
Total investments	11,506	11,983
Cash	242	--
Deferred policy acquisition costs	714	743
Reinsurance recoverables, net	1,782	1,660
Accrued investment income	108	109
Other assets	85	79
Separate Accounts	1,661	1,701
Assets held for sale	16,098	16,275
Less: Loss accrual	(708)	(682)
Total assets held for sale	$15,390	$15,593
Liabilities
Reserve for life-contingent contract benefits	$2,000	$1,894
Contractholder funds	10,661	10,945
Unearned premiums	11	12
Deferred income taxes	151	151
Other liabilities and accrued expenses	157	196
Separate Accounts	1,661	1,701
Total liabilities held for sale	$14,641	$14,899

Included in shareholders’ equity is $155 million and $85 million of accumulated other comprehensive income related to assets held for sale as of March 31, 2014 and December 31, 2013, respectively.

The estimated loss on disposition, excluding any impact of unrealized net capital gains and losses, increased by $61 million, pre-tax, ($18 million, after-tax) in first quarter 2014.

On April 1, 2014, the Company closed the sale.  The estimated gross sale price is $796 million, representing $594 million of cash and the retention of tax benefits.  The actual cash proceeds will be based on the actual valuation as of the closing date of April 1, 2014.

4.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $49 million and $57 million for the three months ended March 31, 2014 and 2013, respectively.  Non-cash financing activities include $39 million and $87 million related to the issuance of Allstate common shares for vested restricted stock units for the three months ended March 31, 2014 and 2013, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending program and over-the-counter (“OTC”) and cleared derivatives are reported in other liabilities and accrued expenses or other investments.  The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the three months ended March 31 are as follows:

($ in millions)	2014	2013
Net change in proceeds managed
Net change in short-term investments	$(155)	$(25)
Operating cash flow used	(155)	(25)
Net change in cash	(1)	6
Net change in proceeds managed	$(156)	$(19)

Net change in liabilities
Liabilities for collateral, beginning of period	$(624)	$(808)
Liabilities for collateral, end of period	(780)	(827)
Operating cash flow provided	$156	$19

5.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
March 31, 2014
U.S. government and agencies	$3,674	$135	$(3)	$3,806
Municipal	8,295	472	(51)	8,716
Corporate	39,416	1,951	(208)	41,159
Foreign government	1,641	100	(4)	1,737
Asset-backed securities (“ABS”)	3,459	71	(33)	3,497
Residential mortgage-backed securities (“RMBS”)	1,345	114	(21)	1,438
Commercial mortgage-backed securities (“CMBS”)	736	52	(5)	783
Redeemable preferred stock	21	4	--	25
Total fixed income securities	$58,587	$2,899	$(325)	$61,161

December 31, 2013
U.S. government and agencies	$2,791	$129	$(7)	$2,913
Municipal	8,446	364	(87)	8,723
Corporate	39,331	1,659	(387)	40,603
Foreign government	1,736	99	(11)	1,824
ABS	4,491	71	(44)	4,518
RMBS	1,403	101	(30)	1,474
CMBS	788	48	(7)	829
Redeemable preferred stock	22	4	--	26
Total fixed income securities	$59,008	$2,475	$(573)	$60,910

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of March 31, 2014:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$3,062	$3,105
Due after one year through five years	25,246	26,005
Due after five years through ten years	16,198	16,955
Due after ten years	8,541	9,378
	53,047	55,443
ABS, RMBS and CMBS	5,540	5,718
Total	$58,587	$61,161

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

Net investment income for the three months ended March 31 is as follows:

($ in millions)	2014	2013
Fixed income securities	$705	$762
Equity securities	28	25
Mortgage loans	81	98
Limited partnership interests	142	107
Short-term investments	1	2
Other	42	37
Investment income, before expense	999	1,031
Investment expense	(40)	(48)
Net investment income	$959	$983

Realized capital gains and losses

Realized capital gains and losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2014	2013
Fixed income securities	$36	$72
Equity securities	22	29
Mortgage loans	3	31
Limited partnership interests	2	5
Derivatives	(12)	(4)
Other	3	(2)
Realized capital gains and losses	$54	$131

Realized capital gains and losses by transaction type for the three months ended March 31 are as follows:

($ in millions)	2014	2013
Impairment write-downs	$(16)	$(10)
Change in intent write-downs	(65)	(27)
Net other-than-temporary impairment losses recognized in earnings	(81)	(37)
Sales	147	172
Valuation of derivative instruments	(4)	(4)
Settlements of derivative instruments	(8)	--
Realized capital gains and losses	$54	$131

Gross gains of $166 million and $183 million and gross losses of $36 million and $21 million were realized on sales of fixed income and equity securities during the three months ended March 31, 2014 and 2013, respectively.

Other-than-temporary impairment losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2014			2013
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(5)	$--	$(5)	$(13)	$(2)	$(15)
ABS	(1)	--	(1)	--	--	--
RMBS	--	(1)	(1)	--	(1)	(1)
CMBS	--	--	--	(19)	(7)	(26)
Total fixed income securities	(6)	(1)	(7)	(32)	(10)	(42)
Equity securities	(65)	--	(65)	(19)	--	(19)
Mortgage loans	4	--	4	26	--	26
Limited partnership interests	(13)	--	(13)	--	--	--
Other	--	--	--	(2)	--	(2)
Other-than-temporary impairment losses	$(80)	$(1)	$(81)	$(27)	$(10)	$(37)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $279 million and $260 million as of March 31, 2014 and December 31, 2013, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2014	December 31, 2013
Municipal	$(9)	$(9)
ABS	(10)	(10)
RMBS	(147)	(152)
CMBS	(12)	(12)
Total	$(178)	$(183)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended March 31,
	2014	2013
Beginning balance	$(513)	$(617)
Additional credit loss for securities previously other-than-temporarily impaired	(5)	(15)
Additional credit loss for securities not previously other-than-temporarily impaired	(1)	(15)
Reduction in credit loss for securities disposed or collected	26	47
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	--
Change in credit loss due to accretion of increase in cash flows	--	--
Ending balance (1)	$(493)	$(600)

(1)	The March 31, 2014 ending balance includes $59 million of cumulative credit losses recognized in earnings for fixed income securities that are classified as held for sale.

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
March 31, 2014	value	Gains	Losses	gains (losses)
Fixed income securities	$61,161	$2,899	$(325)	$2,574
Equity securities	5,297	736	(14)	722
Short-term investments	2,573	--	--	--
Derivative instruments (1)	(15)	1	(20)	(19)
EMA limited partnerships (2)				(4)
Investments classified as held for sale				327
Unrealized net capital gains and losses, pre-tax				3,600
Amounts recognized for:
Insurance reserves (3)				(134)
DAC and DSI (4)				(245)
Amounts recognized				(379)
Deferred income taxes				(1,130)
Unrealized net capital gains and losses, after-tax				$2,091

(1)	Included in the fair value of derivative instruments are $1 million classified as assets and $16 million classified as liabilities.
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

($ in millions)	Fair	Gross unrealized		Unrealized net
December 31, 2013	value	Gains	Losses	gains (losses)
Fixed income securities	$60,910	$2,475	$(573)	$1,902
Equity securities	5,097	658	(34)	624
Short-term investments	2,393	--	--	--
Derivative instruments (1)	(13)	1	(19)	(18)
EMA limited partnerships				(3)
Investments classified as held for sale				190
Unrealized net capital gains and losses, pre-tax				2,695
Amounts recognized for:
Insurance reserves				--
DAC and DSI				(158)
Amounts recognized				(158)
Deferred income taxes				(891)
Unrealized net capital gains and losses, after-tax				$1,646

(1)	Included in the fair value of derivative instruments are $1 million classified as assets and $14 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the three months ended March 31, 2014 is as follows:

($ in millions)
Fixed income securities	$672
Equity securities	98
Derivative instruments	(1)
EMA limited partnerships	(1)
Investments classified as held for sale	137
Total	905
Amounts recognized for:
Insurance reserves	(134)
DAC and DSI	(87)
Amounts recognized	(221)
Deferred income taxes	(239)
Increase in unrealized net capital gains and losses, after-tax	$445

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
March 31, 2014
Fixed income securities
U.S. government and agencies	23	$1,335	$(3)	--	$--	$--	$(3)
Municipal	252	1,646	(18)	35	183	(33)	(51)
Corporate	513	7,310	(141)	54	541	(67)	(208)
Foreign government	13	110	(2)	2	25	(2)	(4)
ABS	35	639	(6)	31	303	(27)	(33)
RMBS	127	146	(2)	167	200	(19)	(21)
CMBS	7	28	--	5	41	(5)	(5)
Total fixed income securities	970	11,214	(172)	294	1,293	(153)	(325)
Equity securities	14	464	(14)	--	--	--	(14)
Total fixed income and equity securities	984	$11,678	$(186)	294	$1,293	$(153)	$(339)

Investment grade fixed income securities	871	$10,432	$(158)	210	$848	$(91)	$(249)
Below investment grade fixed income securities	99	782	(14)	84	445	(62)	(76)
Total fixed income securities	970	$11,214	$(172)	294	$1,293	$(153)	$(325)

December 31, 2013
Fixed income securities
U.S. government and agencies	22	$700	$(7)	--	$--	$--	$(7)
Municipal	315	2,065	(41)	38	208	(46)	(87)
Corporate	796	10,375	(308)	54	550	(79)	(387)
Foreign government	36	262	(9)	1	18	(2)	(11)
ABS	85	1,715	(10)	43	429	(34)	(44)
RMBS	134	149	(4)	175	247	(26)	(30)
CMBS	8	22	--	7	52	(7)	(7)
Total fixed income securities	1,396	15,288	(379)	318	1,504	(194)	(573)
Equity securities	158	982	(34)	1	--	--	(34)
Total fixed income and equity securities	1,554	$16,270	$(413)	319	$1,504	$(194)	$(607)

Investment grade fixed income securities	1,217	$14,019	$(340)	221	$975	$(116)	$(456)
Below investment grade fixed income securities	179	1,269	(39)	97	529	(78)	(117)
Total fixed income securities	1,396	$15,288	$(379)	318	$1,504	$(194)	$(573)

As of March 31, 2014, $279 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $279 million, $212 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standards and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

As of March 31, 2014, the remaining $60 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $37 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $60 million, $22 million are related to below investment grade fixed income securities and $1 million are related to equity securities.  Of these amounts, $10 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2014.

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

As of March 31, 2014, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of March 31, 2014, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of March 31, 2014 and December 31, 2013, the carrying value of equity method limited partnerships totaled $3.68 billion and $3.52 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships for the three months ended March 31, 2014 and 2013.

As of March 31, 2014 and December 31, 2013, the carrying value for cost method limited partnerships was $1.35 billion and $1.44 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had $13 million of write-downs related to cost method limited partnerships for the three months ended March 31, 2014.  The Company had no write-downs related to cost method limited partnerships for the three months ended March 31, 2013.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2014.

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

($ in millions)	March 31, 2014			December 31, 2013
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$179	$--	$179	$153	$--	$153
1.0 - 1.25	597	--	597	613	--	613
1.26 - 1.50	1,184	2	1,186	1,233	2	1,235
Above 1.50	2,433	63	2,496	2,562	77	2,639
Total non-impaired mortgage loans	$4,393	$65	$4,458	$4,561	$79	$4,640

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2014	December 31, 2013
Impaired mortgage loans with a valuation allowance	$14	$81
Impaired mortgage loans without a valuation allowance	--	--
Total impaired mortgage loans	$14	$81
Valuation allowance on impaired mortgage loans	$9	$21

The average balance of impaired loans was $48 million and $99 million for the three months ended March 31, 2014 and 2013, respectively.

The rollforward of the valuation allowance on impaired mortgage loans for the three months ended March 31 is as follows:

($ in millions)	2014	2013
Beginning balance	$21	$42
Net decrease in valuation allowance	(4)	(26)
Charge offs	(8)	(1)
Ending balance	$9	$15

Payments on all mortgage loans were current as of March 31, 2014 and December 31, 2013.

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

Summary of significant valuation techniques for assets and liabilities measured at fair value on a recurring basis

Level 1 measurements

·      Fixed income securities:  Comprise certain U.S. Treasury fixed income securities.  Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

·      Equity securities:  Comprise actively traded, exchange-listed equity securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

·      Short-term:  Comprise actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.

·      Separate account assets:  Comprise actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access.  Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

·      Assets held for sale:  Comprise U.S. Treasury fixed income securities, short-term investments and separate account assets.  The valuation is based on the respective asset type as described above.

Level 2 measurements

·      Fixed income securities:

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

·      Equity securities:  The primary inputs to the valuation include quoted prices or quoted net asset values for identical or similar assets in markets that are not active.

·      Short-term:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.  For certain short-term investments, amortized cost is used as the best estimate of fair value.

·      Other investments:  Free-standing exchange listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.

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

·      Assets held for sale:  Comprise U.S. government and agencies, municipal, corporate, foreign government, ABS, RMBS and CMBS fixed income securities, and short-term investments.  The valuation is based on the respective asset type as described above.

Level 3 measurements

·      Fixed income securities:

Municipal:  Municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”).  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.  Also includes auction rate securities (“ARS”) primarily backed by student loans that have become illiquid due to failures in the auction market and are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including the anticipated date liquidity will return to the market.

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

·      Equity securities:  The primary inputs to the valuation include quoted prices or quoted net asset values for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.

·      Other investments:  Certain OTC derivatives, such as interest rate caps, certain credit default swaps and certain options (including swaptions), are valued using models that are widely accepted in the financial services industry.  These are categorized as Level 3 as a result of the significance of non-market observable inputs such as volatility.  Other primary inputs include interest rate yield curves and credit spreads.

·      Assets held for sale:  Comprise municipal, corporate, ABS and CMBS fixed income securities.  The valuation is based on the respective asset type as described above.

·      Contractholder funds:  Derivatives embedded in certain life and annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities.  The models primarily use stochastically determined cash flows based on the contractual elements of embedded derivatives, projected option cost and applicable market data, such as interest rate yield curves and equity index volatility assumptions.  These are categorized as Level 3 as a result of the significance of non-market observable inputs.

·      Liabilities held for sale:  Comprise derivatives embedded in life and annuity contracts.  The valuation is the same as described above for contractholder funds.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$2,745	$1,055	$6		$3,806
Municipal	--	8,381	335		8,716
Corporate	--	40,160	999		41,159
Foreign government	--	1,737	--		1,737
ABS	--	3,323	174		3,497
RMBS	--	1,436	2		1,438
CMBS	--	729	54		783
Redeemable preferred stock	--	25	--		25
Total fixed income securities	2,745	56,846	1,570		61,161
Equity securities	4,571	709	17		5,297
Short-term investments	677	1,866	30		2,573
Other investments: Free-standing derivatives	--	183	5	$(19)	169
Separate account assets	4,878	--	--		4,878
Other assets	2	--	--		2
Assets held for sale	1,688	9,585	347		11,620
Total recurring basis assets	14,561	69,189	1,969	(19)	85,700
Non-recurring basis (1)	--	--	10		10
Total assets at fair value	$14,561	$69,189	$1,979	$(19)	$85,710
% of total assets at fair value	17.0%	80.7%	2.3%	-- %	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$(319)		$(319)
Other liabilities: Free-standing derivatives	(1)	(132)	(12)	$7	(138)
Liabilities held for sale	--	--	(230)		(230)
Total recurring basis liabilities	(1)	(132)	(561)	7	(687)
Non-recurring basis (2)	--	--	(10,641)		(10,641)
Total liabilities at fair value	$(1)	$(132)	$(11,202)	$7	$(11,328)
% of total liabilities at fair value	-- %	1.2%	98.9%	(0.1) %	100.0%

(1)	Includes $10 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.
(2)

Relates to LBL business held for sale (see Note 3).  The total fair value measurement includes $15,390 million of assets held for sale and $(14,641) million of liabilities held for sale, less $11,620 million of assets and $(230) million of liabilities measured at fair value on a recurring basis.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2013.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2013
Assets
Fixed income securities:
U.S. government and agencies	$1,801	$1,105	$7		$2,913
Municipal	--	8,380	343		8,723
Corporate	--	39,494	1,109		40,603
Foreign government	--	1,824	--		1,824
ABS	--	4,326	192		4,518
RMBS	--	1,472	2		1,474
CMBS	--	786	43		829
Redeemable preferred stock	--	25	1		26
Total fixed income securities	1,801	57,412	1,697		60,910
Equity securities	4,268	697	132		5,097
Short-term investments	752	1,626	15		2,393
Other investments: Free-standing derivatives	--	284	9	$(24)	269
Separate account assets	5,039	--	--		5,039
Other assets	1	--	--		1
Assets held for sale	1,854	9,812	362		12,028
Total recurring basis assets	13,715	69,831	2,215	(24)	85,737
Non-recurring basis (1)	--	--	24		24
Total assets at fair value	$13,715	$69,831	$2,239	$(24)	$85,761
% of total assets at fair value	16.0%	81.4%	2.6%	-- %	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$(307)		$(307)
Other liabilities: Free-standing derivatives	--	(194)	(14)	$11	(197)
Liabilities held for sale	--	--	(246)		(246)
Total recurring basis liabilities	--	(194)	(567)	11	(750)
Non-recurring basis (2)	--	--	(11,088)		(11,088)
Total liabilities at fair value	$--	$(194)	$(11,655)	$11	$(11,838)
% of total liabilities at fair value	-- %	1.6%	98.5%	(0.1) %	100.0%

(1)	Includes $8 million of mortgage loans and $16 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.
(2)

Relates to LBL business held for sale (see Note 3).  The total fair value measurement includes $15,593 million of assets held for sale and $(14,899) million of liabilities held for sale, less $12,028 million of assets and $(246) million of liabilities measured at fair value on a recurring basis.

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2014

Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(264)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%

Liabilities held for sale – Equity-indexed and forward starting options	$(230)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.90%

December 31, 2013

Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.75%

Liabilities held for sale – Equity-indexed and forward starting options	$(246)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.91%

If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of March 31, 2014 and December 31, 2013, Level 3 fair value measurements include $1.15 billion and $1.27 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $205 million and $208 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  As of March 31, 2014 and December 31, 2013, Level 3 fair value measurements for assets held for sale include $317 million and $319 million, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$7	$--	$--	$--	$--
Municipal	343	(4)	5	--	--
Corporate	1,109	5	1	--	(25)
ABS	192	--	(1)	--	(57)
RMBS	2	--	--	--	--
CMBS	43	--	--	5	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	1,697	1	5	5	(82)
Equity securities	132	20	(15)	--	--
Short-term investments	--	--	--	--	--
Free-standing derivatives, net	(5)	(2)	--	--	--
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$2,186	$18	$(8)	$9	$(84)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(2)	$--	$--	$--
Liabilities held for sale	(246)	17	--	--	--
Total recurring Level 3 liabilities	$(553)	$15	$--	$--	$--

	Transfer from held for sale	Purchases/ Issues (2)	Sales	Settlements	Balance as of March 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$(1)	$6
Municipal	--	1	(9)	(1)	335
Corporate	--	16	(87)	(20)	999
ABS	--	44	--	(4)	174
RMBS	--	--	--	--	2
CMBS	4	4	(1)	(1)	54
Redeemable preferred stock	--	--	(1)	--	--
Total fixed income securities	4	65	(98)	(27)	1,570
Equity securities	--	1	(121)	--	17
Short-term investments	--	30	--	--	30
Free-standing derivatives, net	--	2	--	(2)	(7) (3)
Assets held for sale	(4)	--	(8)	(6)	347
Total recurring Level 3 assets	$--	$98	$(227)	$(35)	$1,957

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$(11)	$--	$1	$(319)
Liabilities held for sale	--	(4)	--	3	(230)
Total recurring Level 3 liabilities	$--	$(15)	$--	$4	$(549)

_____________

(1) The effect to net income totals $33 million and is reported in the Condensed Consolidated Statements of Operations as follows: $20 million in realized capital gains and losses, $2 million in net investment income, $10 million in interest credited to contractholder funds, $5 million in life and annuity contract benefits and $(4) million in loss on disposition of operations.

(2) Represents purchases for assets and issues for liabilities.

(3) Comprises $5 million of assets and $12 million of liabilities.

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

_____________

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 or 2013.

Transfers into Level 3 during the three months ended March 31, 2014 and 2013 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months ended March 31, 2014 and 2013 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of March 31.

($ in millions)	2014	2013
Assets
Fixed income securities:
Municipal	$(4)	$(14)
Corporate	3	5
CMBS	--	(1)
Total fixed income securities	(1)	(10)
Equity securities	--	1
Free-standing derivatives, net	--	7
Assets held for sale	(1)	--
Total recurring Level 3 assets	$(2)	$(2)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(2)	$6
Liabilities held for sale	17	--
Total recurring Level 3 liabilities	$15	$6

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $13 million for the three months ended March 31, 2014 and are reported as follows: $(2) million in realized capital gains and losses, $2 million in net investment income, $10 million in interest credited to contractholder funds, $5 million in life and annuity contract benefits and $(2) million in loss on disposition of operations.  These gains and losses total $4 million for the three months ended March 31, 2013 and are reported as follows: $(8) million in realized capital gains and losses, $6 million in net investment income, $(20) million in interest credited to contractholder funds and $26 million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	March 31, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,472	$4,686	$4,721	$4,871
Cost method limited partnerships	1,346	1,764	1,443	1,835
Bank loans	1,447	1,445	1,242	1,244
Agent loans	348	344	341	325
Assets held for sale	1,350	1,436	1,458	1,532

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

Financial liabilities

($ in millions)	March 31, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$15,267	$15,968	$15,569	$16,225
Long-term debt	6,200	6,691	6,201	6,509
Liability for collateral	780	780	624	624
Liabilities held for sale	7,166	7,127	7,417	7,298

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

The Company may also use derivatives to manage the risk associated with corporate actions, including the sale of a business.  During the first quarter of 2014 and December 2013, swaptions were utilized to hedge the expected proceeds from the pending disposition of LBL.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of March 31, 2014, the Company pledged $32 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2014.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$1	$1	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	56	n/a	1	1	--
Financial futures contracts	Other assets	--	500	--	--	--
Equity and index contracts
Options and warrants (2)	Other investments	--	7,905	164	164	--
Financial futures contracts	Other assets	--	1,871	2	2	--
Foreign currency contracts
Foreign currency forwards	Other investments	107	n/a	7	7	--
Embedded derivative financial instruments
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	2	n/a	--	--	--
Credit default swaps - selling protection	Other investments	120	n/a	2	2	--
Other contracts
Other contracts	Other assets	4	n/a	--	--	--
Subtotal		1,301	10,276	164	176	(12)
Total asset derivatives		$1,317	10,276	$165	$177	$(12)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$129	n/a	$(16)	$--	$(16)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	4	4	--
Interest rate swaption agreements	Other liabilities & accrued expenses	5,000	n/a	--	--	--
Interest rate cap agreements	Other liabilities & accrued expenses	233	n/a	4	4	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	--	9,005	(90)	--	(90)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	182	n/a	(1)	3	(4)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	711	n/a	(39)	--	(39)
Guaranteed withdrawal benefits	Contractholder funds	493	n/a	(12)	--	(12)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,755	n/a	(264)	--	(264)
	Liabilities held for sale	2,239	n/a	(230)	--	(230)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(4)	--	(4)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	864	n/a	(23)	--	(23)
Credit default swaps – selling protection	Other liabilities & accrued expenses	170	n/a	(10)	2	(12)
Subtotal		11,817	9,005	(665)	13	(678)
Total liability derivatives		11,946	9,005	(681)	$13	$(694)

Total derivatives		$13,263	19,281	$(516)

_______________

(1) Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2) In addition to the number of contracts presented in the table, the Company held 8,860 stock rights and 1,233,820 stock warrants.  Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2013.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$1	$1	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swaption agreements	Other investments	1,420	n/a	--	--	--
Interest rate cap agreements	Other investments	61	n/a	2	2	--
Financial futures contracts	Other assets	--	550	--	--	--
Equity and index contracts
Options and warrants (2)	Other investments	3	10,035	263	263	--
Financial futures contracts	Other assets	--	1,432	1	1	--
Foreign currency contracts
Foreign currency forwards	Other investments	161	n/a	10	10	--
Embedded derivative financial instruments
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	2	n/a	--	--	--
Credit default swaps - selling protection	Other investments	105	n/a	2	2	--
Other contracts
Other contracts	Other assets	4	n/a	--	--	--
Subtotal		2,768	12,017	266	278	(12)
Total asset derivatives		$2,784	12,017	$267	$279	$(12)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$132	n/a	$(15)	$--	$(15)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	4	4	--
Interest rate swaption agreements	Other liabilities & accrued expenses	4,570	n/a	1	1	--
Interest rate cap agreements	Other liabilities & accrued expenses	262	n/a	4	4	--
Equity and index contracts
Options	Other liabilities & accrued expenses	55	10,035	(165)	2	(167)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	148	n/a	(3)	2	(5)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	738	n/a	(43)	--	(43)
Guaranteed withdrawal benefits	Contractholder funds	506	n/a	(13)	--	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,693	n/a	(247)	--	(247)
	Liabilities held for sale	2,363	n/a	(246)	--	(246)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(4)	--	(4)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	397	n/a	(6)	--	(6)
Credit default swaps – selling protection	Other liabilities & accrued expenses	185	n/a	(13)	2	(15)
Subtotal		11,087	10,035	(731)	15	(746)
Total liability derivatives		11,219	10,035	(746)	$15	$(761)

Total derivatives		$14,003	22,052	$(479)

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2014
Asset derivatives	$22	$(13)	$(6)	$3	$(2)	$1
Liability derivatives	(41)	13	(6)	(34)	24	(10)

December 31, 2013
Asset derivatives	$28	$(15)	$(9)	$4	$(4)	$--
Liability derivatives	(41)	15	(4)	(30)	23	(7)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the three months ended March 31.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months ended March 31, 2014 or 2013.

($ in millions)	2014	2013
(Loss) gain recognized in OCI on derivatives during the period	$(2)	$3
Loss recognized in OCI on derivatives during the term of the hedging relationship	(19)	(19)
Loss reclassified from AOCI into income (net investment income)	(1)	--
Loss reclassified from AOCI into income (realized capital gains and losses)	--	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.  As of March 31, 2014 and 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2014
Interest rate contracts	$(4)	$--	$--	$--	$(4)	$(8)
Equity and index contracts	(3)	--	9	1	--	7
Embedded derivative financial instruments	--	5	(1)	--	--	4
Foreign currency contracts	(6)	--	--	1	--	(5)
Credit default contracts	1	--	--	--	--	1
Total	$(12)	$5	$8	$2	$(4)	$(1)

Three months ended March 31, 2013
Equity and index contracts	$(9)	$--	$38	$11	$--	$40
Embedded derivative financial instruments	(1)	26	(40)	--	--	(15)
Foreign currency contracts	1	--	--	(7)	--	(6)
Credit default contracts	5	--	--	--	--	5
Total	$(4)	$26	$(2)	$4	$--	$24

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of March 31, 2014, counterparties pledged $15 million in cash and securities to the Company, and the Company pledged $25 million in securities to counterparties which includes $19 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $6 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	March 31, 2014				December 31, 2013
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$21	$1	$1	1	$22	$1	$1
A	5	192	9	--	5	1,628	9	2
A-	--	--	--	--	1	24	1	--
BBB+	1	33	3	--	1	33	3	--
BBB	1	76	--	--	1	76	1	--
Total	8	$322	$13	$1	9	$1,783	$15	$3

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

($ in millions)	March 31, 2014	December 31, 2013
Gross liability fair value of contracts containing credit-risk-contingent features	$31	$28
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(8)	(11)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(19)	(14)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$4	$3

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2014
Single name
Corporate debt	$20	$25	$65	$--	$110	$2
First-to-default Basket
Municipal	--	100	--	--	100	(12)
Index
Corporate debt	1	20	55	4	80	2
Total	$21	$145	$120	$4	$290	$(8)

December 31, 2013
Single name
Corporate debt	$20	$25	$65	$--	$110	$2
First-to-default Basket
Municipal	--	100	--	--	100	(15)
Index
Corporate debt	1	20	55	4	80	2
Total	$21	$145	$120	$4	$290	$(11)

In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default (“FTD”) structure or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement.  With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the reference entity’s public fixed maturity cash instruments and swap rates at the time the agreement is executed.  With a FTD basket, because of the additional credit risk inherent in a basket of named reference entities, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names.  CDX is utilized to take a position on multiple (generally 125) reference entities.  Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference entities.  If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement.  In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset.  When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at the time of settlement.  To date, realized losses have not exceeded the subordination.  For CDX, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration.  The maximum payout on a CDS is the contract notional amount.  A physical settlement may afford the Company with recovery rights as the new owner of the asset.

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

9.  Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Property-liability insurance premiums earned	$258	$273
Life and annuity premiums and contract charges	153	158

Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Property-liability insurance claims and claims expense	$98	$218
Life and annuity contract benefits	126	88
Interest credited to contractholder funds	6	6

10.  Capital Structure

Preferred stock

In March 2014, the Company issued 29,900 shares of 6.625% Noncumulative Perpetual Preferred Stock, Series E, with a $1.00 par value per share and a liquidation preference of $25,000 per share, for gross proceeds of $747.5 million.  The proceeds of this issuance were used for general corporate purposes.

11.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $6 million and $26 million during the three months ended March 31, 2014 and 2013, respectively.

The following table presents changes in the restructuring liability during the three months ended March 31, 2014.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2013	$21	$3	$24
Adjustments to liability	1	--	1
Payments applied against liability	(3)	(1)	(4)
Balance as of March 31, 2014	$19	$2	$21

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of March 31, 2014, the cumulative amount incurred to date for active programs totaled $96 million for employee costs and $54 million for exit costs.

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective March 31, 2014, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $37 million as of March 31, 2014.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $5 million as of March 31, 2014.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2014.

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

As of March 31, 2014, the Company estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $825 million, pre-tax.  This disclosure is not an indication of expected loss, if any.  Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  The estimate does not include matters or losses for which an estimate is not possible.  Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria.  It does not represent the Company’s maximum possible loss exposure.  Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

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

Claims related proceedings

Allstate is vigorously defending a class action lawsuit in Montana state court challenging aspects of its claim handling practices in Montana.  The plaintiff alleges that the Company adjusts claims made by individuals who do not have attorneys in a manner that unfairly resulted in lower payments compared to claimants who were represented by attorneys.  In January 2012, the court certified a class of Montana claimants who were not represented by attorneys with respect to the resolution of auto accident claims.  The court certified the class to cover an indefinite period that commences in the mid-1990’s.  The certified claims include claims for declaratory judgment, injunctive relief and punitive damages in an unspecified amount.  Injunctive relief may include a claim process by which unrepresented claimants could request that their claims be readjusted.  No compensatory damages are sought on behalf of the class.  The Company appealed the order certifying the class.  In August 2013, the Montana Supreme Court affirmed in part, and reversed in part, the lower court’s order granting plaintiff’s motion for class certification and remanded the case for trial.  The Company petitioned for rehearing of the Montana Supreme Court’s decision, which the Court denied.  In January 2014, the Company timely filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of the Montana Supreme Court’s decision.  On May 5, 2014, the U.S. Supreme Court denied the petition for a writ of certiorari.  The case will continue in Montana state court and all of the Company’s various defenses remain available to it.  To date no discovery has occurred related to the potential value of the class members’ claims.  The Company has asserted various defenses with respect to the plaintiff’s claims, which have not been finally resolved.  In the Company’s judgment a loss is not probable.

The Company is vigorously litigating two class action cases in California in which the plaintiffs allege off-the-clock wage and hour claims.  One case, involving two classes, is pending in Los Angeles Superior Court and was filed in December 2007.  In this case, one class includes auto physical damage adjusters employed in the state of California from January 1, 2005 to the date of final judgment, to the extent the Company failed to pay for off-the-clock work to those adjusters who performed certain duties prior to their first assignments.  The other class includes all non-exempt employees in California from December 19, 2006 until January 2010 who received pay statements from Allstate which allegedly did not comply with California law.  The other case was filed in the U.S. District Court for the Central District of California in September 2010 and is now on appeal to the Ninth Circuit Court of Appeals.  In addition to off-the-clock claims, the plaintiffs in this case allege other California Labor Code violations resulting from purported unpaid overtime.  There is a class certified in this case which includes all adjusters in the state of California from September 29, 2006 to final judgment.  Plaintiffs in both cases seek recovery of unpaid compensation, liquidated damages, penalties, and attorneys’ fees and costs.  In the Company’s judgment a loss is not probable.

Other proceedings

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999.   Although these cases have been pending for many years, they currently are in the early stages of litigation because of appellate court proceedings and threshold procedural issues.

·            These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (“EEOC I”) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (“Romero I”).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release was voidable at the option of the release signer.  The court also ordered that an agent who voided the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court reversed its prior ruling that the release was voidable and granted the Company’s motions for summary judgment, ruling that the asserted claims were barred by the release signed by most plaintiffs.  Plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit (“Third Circuit”).  In July 2009, the Third Circuit vacated the trial court’s entry of summary judgment in the Company’s favor and remanded the cases to the trial court for additional discovery, including additional discovery related to the validity of the release and waiver.  In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then all of the claims in Romero I and EEOC I are barred.  Thus, if the waiver and release is upheld, then only the claims in Romero I asserted by the small group of employee agents who did not sign the release and waiver would remain for adjudication.  In January 2010, following the remand, the cases were assigned to a new judge for further proceedings in the trial court.  Plaintiffs filed their Second Amended Complaint on July 28, 2010.  Plaintiffs seek broad but unspecified “make whole relief,” including back pay, compensatory and punitive damages, liquidated damages, lost investment capital, attorneys’ fees and costs, and equitable relief, including reinstatement to employee agent status with all attendant benefits for up to approximately 6,500 former employee agents.  Despite the length of time that these matters have been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class.  Nor have plaintiffs provided any calculations of the putative class’s alleged back pay or the alleged liquidated, compensatory or punitive damages, instead asserting that such calculations will be provided at a later stage during expert discovery.  Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination.  Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses.  Alleged damage amounts and lost benefits of the approximately 6,500 putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service.  Discovery limited to the validity of the waiver and release is closed.  The parties filed cross motions for summary judgment with respect to the validity of the waiver and release.  On February 28, 2014, the trial court denied plaintiffs’ and Allstate’s motions for summary judgment in Romero I and indicated that the question of whether the releases were knowingly and voluntarily signed under a totality of circumstances test raised factual issues to be resolved at trial.  Among other things, the trial court also held that the release, if valid, would bar all claims in Romero I.  On March 13, 2014, the trial court denied EEOC’s motion for summary judgment and granted Allstate’s motion for summary judgment in EEOC I and entered final judgment in favor of Allstate.  At present, no class is certified.

·            A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue (“Romero II”).  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  Romero II was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted the Company’s motion to dismiss the case.  Plaintiffs filed a notice of appeal with the Third Circuit.  In July 2009, the Third Circuit vacated the district court’s dismissal of the case and remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge.  In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then one of plaintiffs’ three claims asserted in Romero II is barred.  The Third Circuit directed the district court to consider on remand whether the other two claims asserted in Romero II are barred by the release and waiver.  In January 2010, following the remand, the case was assigned to a new judge (the same judge for the Romero I and EEOC I cases) for further proceedings in the trial court.  On April 23, 2010, plaintiffs filed their First Amended Complaint.  Plaintiffs seek broad but unspecified “make whole” or other equitable relief, including losses of income and benefits as a result of their decision to retire from the Company between November 1, 1999 and December 31, 2000.  They also seek repeal of the challenged amendments to the Agents Pension Plan with all attendant benefits revised and recalculated for thousands of former employee agents, and attorney’s fees and costs.  Despite the length of time that this matter has been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class.  Nor have plaintiffs provided any calculations of the putative class’s alleged losses, instead asserting that such calculations will be provided at a later stage during expert discovery.  Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination.  Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses.  Alleged damage amounts and lost benefits of the putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service.  As in Romero I and EEOC I, discovery limited to issues relating to the validity of the waiver and release is closed.  The parties filed cross motions for summary judgment with respect to the validity of the waiver and release.  On February 28, 2014, the trial court denied plaintiffs’ and Allstate’s motions for summary judgment in Romero I and indicated that the question of whether the releases were knowingly and voluntarily signed under a totality of circumstances test raised factual issues to be resolved at trial.  Among other things, the trial court also held that the release, if valid, would bar all claims asserted in Romero II.  On March 13, 2014, the trial court denied EEOC’s motion for summary judgment and granted Allstate’s motion for summary judgment in EEOC I and entered final judgment in favor of Allstate.  At present, no class is certified.

In these agency program reorganization matters, the threshold issue of the validity and scope of the waiver and release is yet to be fully decided.  Based on the trial court’s February 28, 2014 ruling, if the validity of the release is decided in favor of the Company, that would preclude any damages being awarded in Romero I and Romero II.  In the Company’s judgment a loss is not probable.  Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

Asbestos and environmental

Allstate’s reserves for asbestos claims were $993 million and $1.02 billion, net of reinsurance recoverables of $467 million and $478 million, as of March 31, 2014 and December 31, 2013, respectively.  Reserves for environmental claims were $204 million and $208 million, net of reinsurance recoverables of $60 million, as of both March 31, 2014 and December 31, 2013.  Approximately 55% of the total net asbestos and environmental reserves as of both March 31, 2014 and December 31, 2013 were for incurred but not reported estimated losses.

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

13.  Benefit Plans

The components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31 are as follows:

($ in millions)	2014	2013
Pension benefits
Service cost	$24	$40
Interest cost	64	66
Expected return on plan assets	(99)	(97)
Amortization of:
Prior service credit	(15)	--
Net actuarial loss	29	65
Settlement loss	11	10
Net periodic pension cost	$14	$84

Postretirement benefits
Service cost	$3	$4
Interest cost	6	8
Amortization of:
Prior service credit	(6)	(6)
Net actuarial gain	(6)	(3)
Net periodic postretirement (credit) cost	$(3)	$3

14.  Reporting Segments

Summarized revenue data for each of the Company’s reportable segments for the three months ended March 31 are as follows:

($ in millions)	2014	2013
Revenues
Property-Liability
Property-liability insurance premiums
Auto	$4,712	$4,530
Homeowners	1,697	1,616
Other personal lines	412	404
Commercial lines	110	114
Other business lines	133	106
Allstate Protection	7,064	6,770
Discontinued Lines and Coverages	--	--
Total property-liability insurance premiums	7,064	6,770
Net investment income	312	341
Realized capital gains and losses	53	112
Total Property-Liability	7,429	7,223

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	127	116
Immediate annuities with life contingencies	5	7
Accident and health insurance	195	180
Total life and annuity premiums	327	303
Interest-sensitive life insurance	274	273
Fixed annuities	6	3
Total contract charges	280	276
Total life and annuity premiums and contract charges	607	579
Net investment income	640	635
Realized capital gains and losses	1	19
Total Allstate Financial	1,248	1,233

Corporate and Other
Service fees	2	1
Net investment income	7	7
Total Corporate and Other before reclassification of service fees	9	8
Reclassification of service fees (1)	(2)	(1)
Total Corporate and Other	7	7
Consolidated revenues	$8,684	$8,463

(1) For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments for the three months ended March 31 are as follows:

($ in millions)	2014	2013
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$375	$462
Discontinued Lines and Coverages	(3)	(4)
Total underwriting income	372	458
Net investment income	312	341
Income tax expense on operations	(225)	(256)
Realized capital gains and losses, after-tax	34	73
Property-Liability net income available to common shareholders	493	616

Allstate Financial
Life and annuity premiums and contract charges	607	579
Net investment income	640	635
Periodic settlements and accruals on non-hedge derivative instruments	--	10
Contract benefits and interest credited to contractholder funds	(779)	(794)
Operating costs and expenses and amortization of deferred policy acquisition costs	(192)	(224)
Restructuring and related charges	(2)	(2)
Income tax expense on operations	(85)	(60)
Operating income	189	144
Realized capital gains and losses, after-tax	--	12
Valuation changes on embedded derivatives that are not hedged, after-tax	(11)	(6)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	--	1
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	--	(6)
(Loss) gain on disposition of operations, after-tax	(16)	1
Allstate Financial net income available to common shareholders	162	146

Corporate and Other
Service fees (1)	2	1
Net investment income	7	7
Operating costs and expenses (1)	(97)	(96)
Income tax benefit on operations	32	35
Preferred stock dividends	(13)	--
Operating loss	(69)	(53)
Realized capital gains and losses, after-tax	1	--
Corporate and Other net loss available to common shareholders	(68)	(53)
Consolidated net income available to common shareholders	$587	$709

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

15.  Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis for the three months ended March 31 are as follows:

($ in millions)	2014			2013
	Pre- tax	Tax	After -tax	Pre- tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$730	$(255)	$475	$211	$(74)	$137
Less: reclassification adjustment of realized capital gains and losses	46	(16)	30	102	(36)	66
Unrealized net capital gains and losses	684	(239)	445	109	(38)	71

Unrecognized pension and other postretirement benefit cost arising during the period	4	(1)	3	2	--	2
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(13)	5	(8)	(66)	23	(43)
Unrecognized pension and other postretirement benefit cost	17	(6)	11	68	(23)	45

Unrealized foreign currency translation adjustments	(25)	9	(16)	(18)	6	(12)
Other comprehensive income	$676	$(236)	440	$159	$(55)	104
Net income			600			709
Comprehensive income			$1,040			$813

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2014, and the related condensed consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 6, 2014

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2013.  Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”).  The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.  Resources are allocated by the chief operating decision maker and performance is assessed for Allstate Protection, Discontinued Lines and Coverages and Allstate Financial.  Allstate Protection and Allstate Financial performance and resources are managed by committees of senior officers of the respective segments.

Allstate is focused on the following priorities:

·                  grow insurance policies in force;

·                  maintain the underlying combined ratio;

·                  proactively manage investments to generate attractive risk adjusted returns;

·                  modernize the operating model; and

·                  build long-term growth platforms.

HIGHLIGHTS

·                  Consolidated net income available to common shareholders was $587 million in the first quarter of 2014 compared to $709 million in the first quarter of 2013.  Net income available to common shareholders per diluted common share was $1.30 in the first quarter of 2014 compared to $1.47 in the first quarter of 2013.

·                  Property-Liability net income available to common shareholders was $493 million in the first quarter of 2014 compared to $616 million in the first quarter of 2013.

·                  The Property-Liability combined ratio was 94.7 in the first quarter of 2014 compared to 93.2 in the first quarter of 2013.

·                  Allstate Financial net income available to common shareholders was $162 million in the first quarter of 2014 compared to $146 million in the first quarter of 2013.

·                  Total revenues were $8.68 billion in the first quarter of 2014 compared to $8.46 billion in the first quarter of 2013.

·                  Property-Liability premiums earned totaled $7.06 billion in the first quarter of 2014, an increase of 4.3% from $6.77 billion in the first quarter of 2013.

·                  Investments totaled $81.69 billion as of March 31, 2014, increasing from $81.16 billion as of December 31, 2013.  Investments classified as held for sale totaled $11.51 billion as of March 31, 2014.  Net investment income was $959 million in the first quarter of 2014, a decrease of 2.4% from $983 million in the first quarter of 2013.

·                  Net realized capital gains were $54 million in the first quarter of 2014 compared to $131 million in the first quarter of 2013.

·                  In March 2014, we issued 29,900 shares of 6.625% Noncumulative Perpetual Preferred Stock for gross proceeds of $747.5 million.

·                  Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $46.70 as of March 31, 2014, an increase of 7.5% from $43.46 as of March 31, 2013, and an increase of 3.1% from $45.31 as of December 31, 2013.

·                  For the twelve months ended March 31, 2014, return on the average of beginning and ending period common shareholders’ equity was 10.4%, a decrease of 0.9 points from 11.3% for the twelve months ended March 31, 2013.

·                  As of March 31, 2014, shareholders’ equity was $22.11 billion.  This total included $3.35 billion in deployable assets at the parent holding company level.

·                  On April 1, 2014, we closed the sale of Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-

term care insurance business to Resolution Life Holdings, Inc.  The estimated loss on disposition increased by $18 million, after-tax, in first quarter 2014.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended March 31,
	2014	2013
Revenues
Property-liability insurance premiums	$7,064	$6,770
Life and annuity premiums and contract charges	607	579
Net investment income	959	983
Realized capital gains and losses:
Total other-than-temporary impairment losses	(80)	(27)
Portion of loss recognized in other comprehensive income	(1)	(10)
Net other-than-temporary impairment losses recognized in earnings	(81)	(37)
Sales and other realized capital gains and losses	135	168
Total realized capital gains and losses	54	131
Total revenues	8,684	8,463

Costs and expenses
Property-liability insurance claims and claims expense	(4,759)	(4,460)
Life and annuity contract benefits	(488)	(458)
Interest credited to contractholder funds	(307)	(345)
Amortization of deferred policy acquisition costs	(1,035)	(946)
Operating costs and expenses	(1,094)	(1,102)
Restructuring and related charges	(6)	(26)
Interest expense	(87)	(98)
Total costs and expenses	(7,776)	(7,435)

(Loss) gain on disposition of operations	(59)	2
Income tax expense	(249)	(321)
Net income	600	709

Preferred stock dividends	(13)	--
Net income available to common shareholders	$587	$709

Property-Liability	$493	$616
Allstate Financial	162	146
Corporate and Other	(68)	(53)
Net income available to common shareholders	$587	$709

PROPERTY-LIABILITY HIGHLIGHTS

·                  Property-Liability net income available to common shareholders was $493 million in the first quarter of 2014 compared to $616 million in the first quarter of 2013.

·                  Property-Liability premiums written totaled $6.97 billion in the first quarter of 2014, an increase of 5.2% from $6.63 billion in the first quarter of 2013.

·                  The Property-Liability loss ratio was 67.4 in the first quarter of 2014 compared to 65.9 in the first quarter of 2013.

·                  Catastrophe losses were $445 million in the first quarter of 2014 compared to $359 million in the first quarter of 2013.

·                  Property-Liability prior year reserve reestimates totaled $13 million favorable in the first quarter of 2014 compared to $35 million favorable in the first quarter of 2013.

·                  Property-Liability underwriting income was $372 million in the first quarter of 2014 compared to $458 million in the first quarter of 2013.  Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

·                  Property-Liability investments were $38.91 billion as of March 31, 2014, a decrease of 1.8% from $39.64 billion as of December 31, 2013.  Net investment income was $312 million in the first quarter of 2014, a decrease of 8.5% from $341 million in the first quarter of 2013.

·                  Net realized capital gains were $53 million in the first quarter of 2014 compared to $112 million in the first quarter of 2013.

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

The table below includes GAAP operating ratios we use to measure our profitability.  We believe that they enhance an investor’s understanding of our profitability.  They are calculated as follows:

·                  Claims and claims expense (“loss”) ratio - the ratio of claims and claims expense to premiums earned.  Loss ratios include the impact of catastrophe losses.

·                  Expense ratio - the ratio of amortization of DAC, operating costs and expenses, and restructuring and related charges to premiums earned.

·                  Combined ratio - the ratio of claims and claims expense, amortization of DAC, operating costs and expenses, and restructuring and related charges to premiums earned.  The combined ratio is the sum of the loss ratio and the expense ratio.  The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned, or underwriting margin.

We have also calculated the following impacts of specific items on the GAAP operating ratios because of the volatility of these items between fiscal periods.

·                  Effect of catastrophe losses on combined ratio - the percentage of catastrophe losses included in claims and claims expense to premiums earned.  This ratio includes prior year reserve reestimates of catastrophe losses.

·                  Effect of prior year reserve reestimates on combined ratio - the percentage of prior year reserve reestimates included in claims and claims expense to premiums earned.  This ratio includes prior year reserve reestimates of catastrophe losses.

·                  Effect of amortization of purchased intangible assets on combined and expense ratio - the percentage of amortization of purchased intangible assets to premiums earned.

·                  Effect of restructuring and related charges on combined ratio - the percentage of restructuring and related charges to premiums earned.

·                  Effect of Discontinued Lines and Coverages on combined ratio - the ratio of claims and claims expense and operating costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned.  The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio is equal to the Property-Liability combined ratio.

Summarized financial data, a reconciliation of underwriting income to net income available to common shareholders, and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	Three months ended March 31,
	2014	2013
Premiums written	$6,969	$6,625

Revenues
Premiums earned	$7,064	$6,770
Net investment income	312	341
Realized capital gains and losses	53	112
Total revenues	7,429	7,223

Costs and expenses
Claims and claims expense	(4,759)	(4,460)
Amortization of DAC	(961)	(871)
Operating costs and expenses	(968)	(957)
Restructuring and related charges	(4)	(24)
Total costs and expenses	(6,692)	(6,312)

Income tax expense	(244)	(295)
Net income available to common shareholders	$493	$616

Underwriting income	$372	$458
Net investment income	312	341
Income tax expense on operations	(225)	(256)
Realized capital gains and losses, after-tax	34	73
Net income available to common shareholders	$493	$616

Catastrophe losses (1)	$445	$359

GAAP operating ratios
Claims and claims expense ratio	67.4	65.9
Expense ratio	27.3	27.3
Combined ratio	94.7	93.2
Effect of catastrophe losses on combined ratio (1)	6.3	5.3
Effect of prior year reserve reestimates on combined ratio (1)	(0.2)	(0.6)
Effect of amortization of purchased intangible assets on combined ratio	0.2	0.3
Effect of restructuring and related charges on combined ratio	0.1	0.4
Effect of Discontinued Lines and Coverages on combined ratio	--	--

(1) Prior year reserve reestimates included in catastrophe losses totaled $2 million unfavorable in the three months ended March 31, 2014 compared to $32 million favorable in the three months ended March 31, 2013.

Premiums written is the amount of premiums charged for policies issued during a fiscal period.  Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period.  The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Premiums written:
Allstate Protection	$6,969	$6,625
Discontinued Lines and Coverages	--	--
Property-Liability premiums written	6,969	6,625
Decrease in unearned premiums	112	155
Other	(17)	(10)
Property-Liability premiums earned	$7,064	$6,770

Premiums earned:
Allstate Protection	$7,064	$6,770
Discontinued Lines and Coverages	--	--
Property-Liability	$7,064	$6,770

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Auto	$4,292	$4,155	$151	$147	$404	$342	$4,847	$4,644
Homeowners	1,342	1,268	110	97	1	--	1,453	1,365
Other personal lines (1)	351	348	25	23	1	--	377	371
Subtotal – Personal lines	5,985	5,771	286	267	406	342	6,677	6,380
Commercial lines	116	112	--	--	--	--	116	112
Other business lines (2)	176	133	--	--	--	--	176	133
Total	$6,277	$6,016	$286	$267	$406	$342	$6,969	$6,625

(1) Other personal lines include renter, condominium, landlord and other personal lines. (2) Other business lines include Allstate Roadside Services, Allstate Dealer Services and other business lines.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Auto	$4,209	$4,094	$161	$155	$342	$281	$4,712	$4,530
Homeowners	1,580	1,516	117	100	--	--	1,697	1,616
Other personal lines	385	379	26	25	1	--	412	404
Subtotal – Personal lines	6,174	5,989	304	280	343	281	6,821	6,550
Commercial lines	110	114	--	--	--	--	110	114
Other business lines	133	106	--	--	--	--	133	106
Total	$6,417	$6,209	$304	$280	$343	$281	$7,064	$6,770

Premium measures and statistics that are used to analyze the business are calculated and described below.

·                  PIF:  Policy counts are based on items rather than customers.  A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

·                  Average premium-gross written (“average premium”):  Gross premiums written divided by issued item count.  Gross premiums written include the impacts from discounts, surcharges and ceded reinsurance premiums and exclude the impacts from mid-term premium adjustments and premium refund accruals.  Average premiums represent the appropriate policy term for each line.  Allstate and Esurance brands are 6 months for auto and 12 months for homeowners.  Encompass brand is 12 months for auto and homeowners.

·                  Renewal ratio:  Renewal policies issued during the period, based on contract effective dates, divided by the total policies issued 6 months prior for auto (12 months prior for Encompass brand) or 12 months prior for homeowners.

·                  New issued applications:  Item counts of automobiles or homeowners insurance applications for insurance policies that were issued during the period, regardless of whether the customer was previously insured by another Allstate Protection brand.  Does not include automobiles that are added by existing customers.

Auto premiums written totaled $4.85 billion in the first quarter of 2014, a 4.4% increase from $4.64 billion in the first quarter of 2013.

	Allstate brand		Encompass brand		Esurance brand
Three months ended March 31,	2014	2013	2014	2013	2014	2013
PIF (thousands)	19,413	19,020	778	737	1,375	1,151
Average premium (1)	$473	$464	$893	$882	$504	$494
Renewal ratio (%)	89.0	88.4	79.2	77.8	80.4	81.2
Approved rate changes (2):
# of states	19	15	2	5	17	11
Countrywide (%) (3)	0.8	0.3	0.5	0.8	2.2	0.9
State specific (%) (4) (5)	2.5	1.8	4.9	5.6	8.2	4.2

(1) Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.

(2) Rate changes that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges that result in no change in the overall rate level in the state.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.  Rate changes for Allstate brand for the 2013 period exclude Canada and specialty auto.

(3) Represents the impact in the states where rate changes were approved during the period as a percentage of total countrywide prior year-end premiums written.

(4) Represents the impact in the states where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those states.

(5) Based on historical premiums written in those states, rate changes approved for auto totaled $166 million and $54 million in the three months ended March 31, 2014 and 2013, respectively.

Allstate brand auto premiums written totaled $4.29 billion in the first quarter of 2014, a 3.3% increase from $4.16 billion in the first quarter of 2013.  Factors impacting premiums written were the following:

–                 2.1% increase in PIF as of March 31, 2014 compared to March 31, 2013.

–                 8.8% increase in new issued applications to 714 thousand in the first quarter of 2014 from 656 thousand in the first quarter of 2013.

–                 1.9% increase in average premium in the first quarter of 2014 compared to the first quarter of 2013.

–                 0.6 point increase in the renewal ratio in the first quarter of 2014 compared to the first quarter of 2013.

In 2013, the Ontario government gave the Financial Services Commission of Ontario the authority to implement an average reduction of premium rates by 15%.  Regulator approval of the rate filings was received at the end of first quarter 2014.  The rate reductions are effective on new business beginning May 2014 and renewal contracts beginning July 2014 and represent an overall decrease of approximately 14%.  This will reduce expected premiums written by approximately $35 million and premiums earned by approximately $11 million in 2014.

Encompass brand auto premiums written totaled $151 million in the first quarter of 2014, a 2.7% increase from $147 million in the first quarter of 2013.  The increase was primarily due to a 5.6% increase in PIF as of March 31, 2014 compared to March 31, 2013 and actions taken to enhance the Package policy.  New issued applications decreased 5.7% to 33 thousand in the first quarter of 2014 from 35 thousand in the first quarter of 2013, primarily due to 2013 rate actions.  The renewal ratio increased 1.4 points in the first quarter of 2014 compared to the first quarter of 2013.

Esurance brand auto premiums written totaled $404 million in the first quarter of 2014, an 18.1% increase from $342 million in the first quarter of 2013.  The increase was primarily due to a 19.5% increase in PIF as of March 31, 2014 compared to March 31, 2013.  New issued applications decreased 0.5% to 221 thousand in the first quarter of 2014 from 222 thousand in the first quarter of 2013, as an increase in quote volume driven by the new advertising program was offset by a decrease in conversion rate (the percentage of completed quotes to actual issued policies) primarily due to rate actions.  The renewal ratio decreased 0.8 points in the first quarter of 2014 compared to the first quarter of 2013.

Homeowners premiums written totaled $1.45 billion in the first quarter of 2014, a 6.4% increase from $1.37 billion in the first quarter of 2013.  Excluding the cost of catastrophe reinsurance, premiums written increased 4.7% in the first quarter of 2014 compared to the first quarter of 2013.

	Allstate brand			Encompass brand		Esurance brand
Three months ended March 31,	2014		2013	2014	2013	2014
PIF (thousands)	6,063		6,136	359	333	1
Average premium (12 months)	$1,137		$1,104	$1,440	$1,346	$691
Renewal ratio (%) (12 months)	88.2		87.2	86.6	86.1	N/A
Approved rate changes (1):
# of states	8	(3)	16	1	3	N/A
Countrywide (%)	0.2		1.3	--	1.4	N/A
State specific (%) (2)	2.3		4.8	2.5	7.0	N/A

(1) Includes rate changes approved based on our net cost of reinsurance.  Rate changes for Allstate brand for the 2013 period exclude Canada.

(2) Based on historical premiums written in those states, rate changes approved for homeowners totaled $13 million and $87 million in the three months ended March 31, 2014 and 2013, respectively.

(3) Includes Canadian province of Alberta.

N/A reflects not applicable.

Allstate brand homeowners premiums written totaled $1.34 billion in the first quarter of 2014, a 5.8% increase from $1.27 billion in the first quarter of 2013.  Factors impacting premiums written were the following:

–                 1.2% decrease in PIF as of March 31, 2014 compared to March 31, 2013 due to fewer policies available to renew.

–                 27.3% increase in new issued applications to 154 thousand in the first quarter of 2014 from 121 thousand in the first quarter of 2013.

–                 3.0% increase in average premium in the first quarter of 2014 compared to the first quarter of 2013 primarily due to rate changes.

–                 1.0 point increase in the renewal ratio in the first quarter of 2014 compared to the first quarter of 2013.

–                 $18 million decrease in the cost of our catastrophe reinsurance program to $98 million in the first quarter of 2014 from $116 million in the first quarter of 2013.

Encompass brand homeowners premiums written totaled $110 million in the first quarter of 2014, a 13.4% increase from $97 million in the first quarter of 2013.  The increase was primarily due to a 7.8% increase in PIF as of March 31, 2014 compared to March 31, 2013 and actions taken to enhance the Package policy.  New issued applications totaled 17 thousand in the first quarter of 2014 and was comparable to the first quarter of 2013.  The renewal ratio increased 0.5 points in the first quarter of 2014 compared to the first quarter of 2013.

Esurance brand homeowners premiums written totaled $1 million in the first quarter of 2014.  New issued applications totaled 1 thousand in the first quarter of 2014.  As of March 31, 2014, Esurance is writing homeowners insurance in four states with low hurricane risk.

Other personal lines  Allstate brand other personal lines premiums written totaled $351 million in the first quarter of 2014, a 0.9% increase from $348 million in the first quarter of 2013.  The increase primarily relates to renter and condominium insurance.

Commercial lines premiums written totaled $116 million in the first quarter of 2014, a 3.6% increase from $112 million in the first quarter of 2013.

Other business lines premiums written totaled $176 million in the first quarter of 2014, a 32.3% increase from $133 million in the first quarter of 2013.  The increase was primarily due to increased sales of vehicle service contracts at Allstate Dealer Services and new and expanded contracts where Allstate Roadside Services provides roadside assistance to a third party company’s customer base.

Underwriting results are shown in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Premiums written	$6,969	$6,625
Premiums earned	$7,064	$6,770
Claims and claims expense	(4,756)	(4,457)
Amortization of DAC	(961)	(871)
Other costs and expenses	(968)	(956)
Restructuring and related charges	(4)	(24)
Underwriting income	$375	$462
Catastrophe losses	$445	$359

Underwriting income (loss) by line of business
Auto	$183	$196
Homeowners	197	232
Other personal lines	(6)	14
Commercial lines	(5)	19
Other business lines	8	6
Answer Financial	(2)	(5)
Underwriting income	$375	$462

Underwriting income (loss) by brand
Allstate brand	$478	$520
Encompass brand	(8)	(6)
Esurance brand	(93)	(47)
Answer Financial	(2)	(5)
Underwriting income	$375	$462

Allstate Protection had underwriting income of $375 million in the first quarter of 2014 compared to $462 million in the first quarter of 2013, primarily due to decreases in underwriting income in homeowners and auto, underwriting losses in commercial lines and other personal lines in the first quarter of 2014 compared to underwriting income in the first quarter of 2013.  Homeowners underwriting income was $197 million in the first quarter of 2014 compared to $232 million in the first quarter of 2013, primarily due to increased catastrophe losses and increased loss costs excluding catastrophe losses, partially offset by increased premiums earned and lower unfavorable reserve reestimates.  Auto underwriting income was $183 million in the first quarter of 2014 compared to $196 million in the first quarter of 2013, primarily due to higher incurred losses excluding catastrophe losses, higher expenses and lower favorable reserve reestimates, partially offset by increased premiums earned and decreased catastrophe losses.  Commercial lines underwriting loss was $5 million in the first quarter of 2014 compared to underwriting income of $19 million in the first quarter of 2013, primarily due to increased catastrophe losses, lower favorable reserve reestimates and decreased premiums earned.  Other personal lines underwriting loss was $6 million in the first quarter of 2014 compared to underwriting income of $14 million in the first quarter of 2013, primarily due to increased catastrophe losses and increased unfavorable reserve reestimates, partially offset by decreased loss costs excluding catastrophe losses, increased premiums earned and lower expenses.

Catastrophe losses were $445 million in the first quarter of 2014 compared to $359 million in the first quarter of 2013.

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

Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended March 31, 2014
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	1	7.7%	$256	57.5%	3.6	$256
$101 million to $250 million	--	--	--	--	--	--
$50 million to $100 million	1	7.7	83	18.7	1.2	83
Less than $50 million	11	84.6	104	23.4	1.5	9
Total	13	100.0%	443	99.6	6.3	34
Prior year reserve reestimates			2	0.4	--
Total catastrophe losses			$445	100.0%	6.3

Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended March 31,
	2014		2013
		Number of events		Number of events
Hurricanes/Tropical storms	$--	--	$--	--
Tornadoes	--	--	--	--
Wind/Hail	49	6	381	8
Wildfires	--	--	--	--
Other events	394	7	10	1
Prior year reserve reestimates	2		(32)
Total catastrophe losses	$445	13	$359	9

Catastrophe losses, including prior year reserve reestimates, excluding hurricanes named or numbered by the National Weather Service, fires following earthquakes and earthquakes totaled $448 million and $387 million in the first quarter of 2014 and 2013, respectively.  While certain of the severe winter weather losses experienced in the first quarter of 2014 were classified as catastrophes, many such losses were not.  As severe winter weather losses often get reported over an extended period of time, it is difficult to attach losses to any one particular catastrophe event.  Accordingly, severe winter weather tends to unfavorably impact catastrophe losses and underlying results.

Combined ratio  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.

	Three months ended March 31,
	Ratio (1)		Effect of catastrophe losses on combined ratio		Effect of prior year reserve reestimates on combined ratio		Effect of amortization of purchased intangible assets on combined ratio
	2014	2013	2014	2013	2014	2013	2014	2013
Allstate brand loss ratio:
Auto	67.9	67.7	0.4	1.1	(0.9)	(1.6)
Homeowners	62.9	60.3	21.3	18.7	0.8	2.6
Other personal lines	72.5	65.2	12.7	4.7	3.9	0.3
Commercial lines	73.6	53.5	8.2	(1.8)	(0.9)	(8.8)

Total Allstate brand loss ratio	66.6	65.1	6.4	5.5	(0.2)	(0.6)
Allstate brand expense ratio	26.0	26.5	--	--	--	--	--	--
Allstate brand combined ratio	92.6	91.6	6.4	5.5	(0.2)	(0.6)	--	--

Encompass brand loss ratio:
Auto	70.8	75.5	0.6	(0.6)	(4.3)	(3.9)
Homeowners	73.5	62.0	25.6	12.0	4.3	1.0
Other personal lines	80.8	80.0	11.5	8.0	--	12.0

Total Encompass brand loss ratio	72.7	71.1	11.2	4.6	(0.7)	(0.7)
Encompass brand expense ratio	29.9	31.0	--	--	--	--	--	--
Encompass brand combined ratio	102.6	102.1	11.2	4.6	(0.7)	(0.7)	--	--

Esurance brand loss ratio:
Auto	76.0	76.5	0.3	1.1	(0.9)	--
Other personal lines	--	--	--	--	--	--

Total Esurance brand loss ratio	75.8	76.5	0.3	1.1	(0.9)	--
Esurance brand expense ratio	51.3	40.2	--	--	--	--	3.5	5.3
Esurance brand combined ratio	127.1	116.7	0.3	1.1	(0.9)	--	3.5	5.3

Allstate Protection loss ratio	67.3	65.9	6.3	5.3	(0.2)	(0.6)
Allstate Protection expense ratio	27.4	27.3	--	--	--	--	0.2	0.3
Allstate Protection combined ratio	94.7	93.2	6.3	5.3	(0.2)	(0.6)	0.2	0.3

(1) Ratios are calculated using the premiums earned for the respective line of business.

Auto loss ratio for the Allstate brand increased 0.2 points in the first quarter of 2014 compared to the first quarter of 2013, primarily due to non-catastrophe weather-related claim frequency and lower favorable reserve reestimates, partially offset by lower catastrophe losses.

Claim frequencies (rate of claim occurrence per policy in force) in the bodily injury and property damage coverages decreased 0.3% and increased 5.1% in the first quarter of 2014, respectively, compared to the first quarter of 2013.  The property damage frequency increase was due to severe winter weather experienced in the Midwest and East in the first quarter of 2014.  Frequencies in bodily injury continue to perform within the historical ranges.  Bodily injury and property damage coverage paid claim severities (average cost per claim) increased 0.7% and 2.7% in the first quarter of 2014, respectively, compared to first quarter of 2013.  Bodily injury severity in the first quarter of 2014 is showing only moderate growth compared to the historical Consumer Price Index trends after adjusting for geographic mix, age of claims and policy limit shifts.

Encompass brand auto loss ratio decreased 4.7 points in the first quarter of 2014 compared to the first quarter of 2013, due to a lower loss ratio related to a higher mix of preferred insureds and higher favorable reserve reestimates, partially offset by the impact of severe winter weather in the first quarter of 2014.

Esurance brand auto loss ratio decreased 0.5 points in the first quarter of 2014 compared to the first quarter of 2013, primarily due to lower catastrophe losses, rate actions and favorable reserve reestimates related to prior year personal injury protection losses, partially offset by non-catastrophe weather-related claim frequency.

Homeowners loss ratio for the Allstate brand increased 2.6 points to 62.9 in the first quarter of 2014 from 60.3 in the first quarter of 2013, primarily due to higher catastrophe losses and increased loss costs excluding catastrophe losses, partially offset by increased premiums earned and lower unfavorable reserve reestimates.  Claim frequency excluding catastrophe losses increased 6.1% in the first quarter of 2014 compared to the first quarter of 2013 due to severe winter weather in the Midwest and East in the first quarter of 2014.  Paid claim severity excluding catastrophe losses increased 8.3% in the first quarter of 2014 compared to the first quarter of 2013.  Colder temperatures in the first quarter of 2014 drove an increase in heating-related fire losses which carry a higher severity than other homeowner losses.

Encompass brand homeowners loss ratio increased 11.5 points in the first quarter of 2014 compared to the first quarter of 2013, primarily due to higher catastrophe losses.  Excluding the impact of catastrophe losses, the Encompass brand homeowners loss ratio decreased 2.1 points in the first quarter of 2014 compared to the first quarter of 2013.

Expense ratio for Allstate Protection increased 0.1 points in the first quarter of 2014 compared to the first quarter of 2013.  The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Amortization of DAC	13.9	13.1	18.8	17.9	2.6	2.5	13.6	12.9
Advertising expenses	2.4	2.7	0.7	0.7	28.3	16.0	3.6	3.2
Amortization of purchased intangible assets	--	--	--	--	3.5	5.3	0.2	0.3
Other costs and expenses	9.6	10.3	10.4	12.1	16.9	16.4	9.9	10.5
Restructuring and related charges	0.1	0.4	--	0.3	--	--	0.1	0.4
Total expense ratio	26.0	26.5	29.9	31.0	51.3	40.2	27.4	27.3

Amortization of DAC increased in the first quarter of 2014 compared to the first quarter of 2013.  Amortization of DAC primarily includes agent remuneration and premium taxes.  Allstate exclusive agent remuneration comprises a base commission, variable compensation and a bonus.  Variable compensation has two components: agency success factors (local presence, Allstate Financial product sales and licensed staff), which must be achieved in order to qualify for the second component, customer experience (customer satisfaction survey).  In addition, a bonus that is a percentage of premiums can be earned by agents.  To qualify for the bonus, agents must achieve a loss ratio and an amount of sales of Allstate Financial products.  The bonus is earned by achieving qualifying numbers of multi-category households and increases in Property-Liability policies in force and Allstate Financial policies in force.  The Allstate agent commissions and bonus were expensed at increasing levels during 2013 as more agents successfully met the success factors.  In 2014, the bonus success factors were raised from 2013 levels commensurate with performance achieved in 2013.

Advertising expenses increased primarily due to higher levels of advertising spend at Esurance related to a new campaign.

Other costs and expenses decreased in the first quarter of 2014 compared to the first quarter of 2013, primarily due to lower technology and employee related costs for Allstate and Encompass brands, partially offset by increased expenses for Esurance brand.  Esurance continues to invest in geographic expansion of its products.  Esurance expanded its renters product since December 31, 2013 from 16 to 17 states, auto from 41 to 42 states, motorcycle from 6 to 7 states, and homeowners from 3 to 4 states.  The spending on expansion, which occurs prior to premiums being written, contributed approximately 2.1 points to the expense ratio in the first quarter of 2014.  Other costs and expenses for Esurance also includes certain costs relating to the acquisition of new business, such as salaries of telephone sales personnel and other underwriting costs.

Allstate Protection catastrophe reinsurance  Our catastrophe reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide.  Our program is designed to provide reinsurance protection for catastrophes including hurricanes, windstorms, hail, tornados, fires following earthquakes, earthquakes and wildfires.  These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our customers.  We utilize reinsurance to reduce exposure to catastrophe risk, manage capital, and to support our insurance financial strength ratings.  We also purchase significant reinsurance for coverage for extreme hurricane events, if they occur.

Except for certain coverage above the Sixth Layer of the Nationwide Per Occurrence Excess Catastrophe Reinsurance Program and the Florida component, both of which are expected to be placed in the second quarter of 2014, we substantially completed the placement of the 2014 catastrophe reinsurance program as described below.  As we did in 2013, we will pursue reinsurance offered by the insurance linked securities market when placing a portion of the Nationwide Program above the Sixth Layer.  In placing this coverage, we anticipate utilizing agreements providing coverage based on insured industry losses as reported by the Property Claim Service (“PCS”).  The information below provides further detail regarding our 2014 catastrophe reinsurance program.

Our 2014 reinsurance program continues to support our goal to have no more than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available.  Since the 2006 inception of Allstate’s catastrophe reinsurance program, our exposure to wind loss has been materially reduced and we have substantially eliminated our exposure to homeowners earthquake loss.  Similar to our 2013 program, we have designed our 2014 program to respond to these exposure changes by including coverage for multiple perils, in addition to hurricanes and earthquakes, in all agreements except for the following:  a Kentucky agreement, which provides coverage for earthquakes and fires following earthquakes, and in our Nationwide program an agreement comprising two contracts which provides coverage in specific states for hurricanes and earthquakes, including fires following earthquakes, based on insured industry losses as reported by PCS (the “2013-1 PCS Excess Catastrophe Reinsurance agreement”).

The 2014 program, as described below, provides $3.83 billion of reinsurance coverage subject to a $500 million retention and amount of reinsurance placed.  Similar to the expiring program, the 2014 program will include a Per Occurrence Excess Catastrophe Reinsurance agreement reinsuring our personal lines property and automobile excess catastrophe losses resulting from multiple perils in every state other than New Jersey and Florida.  For June 1, 2014 to May 31, 2015, the program consists of three agreements:  a Per Occurrence Excess Catastrophe Reinsurance agreement providing coverage 95% placed in six layers with reinstatement of limits available for each Layer; a 2013-1 PCS Excess Catastrophe Reinsurance agreement; and a Buffer Layer Excess Catastrophe Reinsurance agreement.  These latter two agreements provide additional limits above the Sixth Layer of the Nationwide Per Occurrence Excess Catastrophe Reinsurance Program and do not include a reinstatement of limits.

The New Jersey and Florida components of the reinsurance program are designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in those states.

A description of the catastrophe reinsurance treaties that will reinsure Allstate Protection as of June 1, 2014 follows:

Nationwide excluding Florida and New Jersey

·                  The Per Occurrence Excess Catastrophe Reinsurance agreement reinsures personal lines property and automobile excess catastrophe losses caused by multiple perils under six layers of coverage 95% placed as follows:

First Layer                                    $250 million limit in excess of a $500 million retention,  1 reinstatement

Second Layer                     $250 million limit in excess of a $750 million retention, 1 reinstatement

Third Layer                                $500 million limit in excess of a $1.00 billion retention, 1 reinstatement

Fourth Layer                         $750 million limit in excess of a $1.50 billion retention, 1 reinstatement

Fifth Layer                                   $500 million limit in excess of a $2.25 billion retention, 1 reinstatement

Sixth Layer                                 $204 million limit in excess of a $2.75 billion retention, 1 reinstatement

Coverage for each of the First through the Fifth Layers comprises three contracts, each contract providing one third of 95% placed of the total Layer limit and expiring as of May 31, 2015, May 31, 2016 and May 31, 2017.  Coverage for the Sixth Layer is 95% placed and comprises two contracts expiring May 31, 2016 and May 31, 2017.  All the contracts include one reinstatement of limits with premium required.  Reinsurance premium is subject to redetermination for exposure changes at each anniversary.

·                  The 2013-1 PCS Excess Catastrophe Reinsurance agreement reinsures personal lines property and automobile excess catastrophe losses caused by hurricanes in 28 states and the District of Columbia, and earthquakes, including fires following earthquakes, in California, New York, and Washington.  This agreement is placed with a Bermuda insurance company, Sanders Re Ltd, which completed an offering to unrelated investors of principal at risk, variable market rate notes to collateralize losses covered by the agreement.  Amounts payable under the agreement are based on insured industry losses as reported by PCS and further indexed to account for our exposures in each contracts’ covered areas.  Reinsurance recoveries under the PCS Excess Catastrophe Reinsurance agreement are limited to our ultimate net loss from a PCS reported hurricane or earthquake event, in excess of each contract’s specific retention and subject to each contract’s limit.  The contracts’ risk period is for four years from May 4, 2013 to May 3, 2017.  The placement of these contracts achieves, for the perils of hurricanes and earthquakes, including fires following earthquakes, a 31% placement of reinsurance limits ($150 million) between a $2.95 billion to $3.44 billion layer or $482 million layer of coverage and a 60.42% placement of reinsurance limits ($200 million) between a $3.50 billion to $3.83 billion layer or $331 million layer of coverage.  The contracts do not include a reinstatement of limits.

·                  The Buffer Layer Excess Reinsurance agreement reinsures personal lines property and automobile excess catastrophe losses caused by multiple perils in all states except Florida and New Jersey.  The contract is a three year term contract incepting June 1, 2014 and expiring May 31, 2017.  The contract provides one annual limit for each of the three years in effect of $63 million excess of a $3.44 billion retention and is 95% placed.  Annually, the retention and limit of the agreement may be adjusted, within limits, to more closely align with the reset attachment and exhaustion levels of the 2013-1 PCS Excess Catastrophe Reinsurance agreement.  The contract does not include a reinstatement of limits.  The reinsurance premium is subject to redetermination for exposure changes and limit and retention adjustments.

New Jersey

·                  The Excess Catastrophe Reinsurance agreement comprises an existing contract that reinsures personal lines property excess catastrophe losses in New Jersey caused by multiple perils, and an existing and a newly placed contract that reinsures personal lines property and automobile excess catastrophe losses in New Jersey.  The two existing contracts expiring May 31, 2015 and May 31, 2016 and the newly placed contract expiring May 31, 2017 each provide 32% of $400 million of limits excess of a provisional $144 million retention, a $156 million retention, and a $150 million retention, respectively.  Each contract includes one reinstatement per contract year, with premium due.  The reinsurance premium and retention are subject to redetermination for exposure changes at each anniversary.

Pennsylvania

·                  The Excess Catastrophe Reinsurance agreement comprises an existing, three year term contract which reinsures personal lines property losses in Pennsylvania caused by multiple perils.  The contract expires May 31, 2015 and provides three limits of $100 million in excess of a $100 million retention with two limits available in any one contract year and is 95% placed.  The reinsurance premium and retention are not subject to redetermination for exposure changes.

Kentucky

·                  The Earthquake Excess Catastrophe Reinsurance agreement comprises a newly placed three year term contract which reinsures personal lines property losses in Kentucky caused by earthquakes or fires following earthquakes.  The contract expires May 31, 2017 and provides three limits of $25 million in excess of a $5 million retention with two limits available in any one contract year and is 95% placed.  The reinsurance premium and retention are not subject to redetermination for exposure changes.

The total cost of our property catastrophe reinsurance programs during the first quarter of 2014 was $113 million.  The total cost of our catastrophe reinsurance programs during 2013 was $133 million in the first quarter, $131 million in the second quarter, $110 million in the third quarter and $113 million in the fourth quarter.  These quarterly costs reflect premium re-measurements recognized in the quarter.

Reserve reestimates  The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2014 and 2013, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2014	2013
Auto	$11,616	$11,383
Homeowners	1,821	2,008
Other personal lines	1,512	1,596
Commercial lines	576	627
Other business lines	22	27
Total Allstate Protection	$15,547	$15,641

($ in millions, except ratios)	Three months ended March 31,
	2014		2013
	Reserve reestimate (1)	Effect on combined ratio (2)	Reserve reestimate (1)	Effect on combined ratio (2)
Auto	$(48)	(0.7)	$(70)	(1.0)
Homeowners	18	0.3	41	0.6
Other personal lines	15	0.2	4	--
Commercial lines	(1)	--	(10)	(0.2)
Other business lines	--	--	(3)	--
Total Allstate Protection (3)	$(16)	(0.2)	$(38)	(0.6)

Allstate brand	$(11)	(0.2)	$(36)	(0.5)
Encompass brand	(2)	--	(2)	(0.1)
Esurance brand	(3)	--	--	--
Total Allstate Protection	$(16)	(0.2)	$(38)	(0.6)

______________________________

(1) Favorable reserve reestimates are shown in parentheses.

(2) Ratios are calculated using Property-Liability premiums earned.

(3) Prior year reserve reestimates included in catastrophe losses totaled $2 million unfavorable in the three months ended March 31, 2014 compared to $32 million favorable in the three months ended March 31, 2013.  There was no effect of catastrophe losses included in prior year reserve reestimates on the combined ratio in the three months ended March 31, 2014 compared to 0.5 favorable in the three months ended March 31, 2013.

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Premiums written	$--	$--

Premiums earned	$--	$--
Claims and claims expense	(3)	(3)
Operating costs and expenses	--	(1)
Underwriting loss	$(3)	$(4)

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2014	2013
Fixed income securities	$215	$249
Equity securities	23	23
Mortgage loans	5	5
Limited partnership interests	75	77
Short-term investments	1	1
Other	14	8
Investment income, before expense	333	363
Investment expense	(21)	(22)
Net investment income	$312	$341

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

	Three months ended March 31,
	2014	2013
Fixed income securities: tax-exempt	2.7%	3.7%
Fixed income securities: tax-exempt equivalent	3.9	5.4
Fixed income securities: taxable	3.1	3.5
Equity securities	2.5	2.8
Mortgage loans	4.3	4.3
Limited partnership interests	10.3	10.4
Total portfolio	3.5	4.0

Net investment income decreased 8.5% to $312 million in the first quarter of 2014 from $341 million in the first quarter of 2013.  The decrease was primarily due to lower fixed income yields, partially offset by higher average investment balances.  The decrease in fixed income yields is primarily due to actions taken in 2012 and 2013 to reduce interest rate risk.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Impairment write-downs	$(12)	$(8)
Change in intent write-downs	(60)	(20)
Net other-than-temporary impairment losses recognized in earnings	(72)	(28)
Sales	139	151
Valuation of derivative instruments	(7)	--
Settlements of derivative instruments	(7)	(11)
Realized capital gains and losses, pre-tax	53	112
Income tax expense	(19)	(39)
Realized capital gains and losses, after-tax	$34	$73

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

·                  Net income available to common shareholders was $162 million in the first quarter of 2014 compared to $146 million in the first quarter of 2013.

·                  Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $596 million in the first quarter of 2014, an increase of 4.7% from $569 million in the first quarter of 2013.

·                  Investments totaled $39.71 billion as of March 31, 2014, reflecting an increase of $605 million from $39.11 billion as of December 31, 2013.  Investments classified as held for sale totaled $11.51 billion as of March 31, 2014.  Net investment income increased 0.8% to $640 million in the first quarter of 2014 from $635 million in the first quarter of 2013.

·                  Net realized capital gains totaled $1 million in the first quarter of 2014 compared to $19 million in the first quarter of 2013.

·                  Contractholder funds totaled $23.99 billion as of March 31, 2014, reflecting a decrease of $315 million from $24.30 billion as of December 31, 2013.  Contractholder funds classified as held for sale totaled $10.66 billion as of March 31, 2014.

·               On April 1, 2014, we closed the sale of LBL, LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.  The estimated loss on disposition increased by $18 million, after-tax, in first quarter 2014.  Net income available to common shareholders relating to the LBL business being sold was approximately $28 million in first quarter 2014.

ALLSTATE FINANCIAL SEGMENT

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Revenues
Life and annuity premiums and contract charges	$607	$579
Net investment income	640	635
Realized capital gains and losses	1	19
Total revenues	1,248	1,233

Costs and expenses
Life and annuity contract benefits	(488)	(458)
Interest credited to contractholder funds	(307)	(345)
Amortization of DAC	(74)	(75)
Operating costs and expenses	(118)	(148)
Restructuring and related charges	(2)	(2)
Total costs and expenses	(989)	(1,028)

(Loss) gain on disposition of operations	(59)	2
Income tax expense	(38)	(61)
Net income available to common shareholders	$162	$146

Life insurance	$71	$63
Accident and health insurance	27	24
Annuities and institutional products	64	59
Net income available to common shareholders	$162	$146

Allstate Life and Retirement	$135	$121
Allstate Benefits	27	25
Net income available to common shareholders	$162	$146

Investments as of March 31	$39,710	$56,853
Investments classified as held for sale as of March 31	11,506	--

Net income available to common shareholders was $162 million in the first quarter of 2014 compared to $146 million in the first quarter of 2013.  The increase was primarily due to the lower interest credited to contractholder funds, lower operating costs and expenses, and higher life and annuity premiums and contract charges, partially offset by the increase in the estimated loss on disposition related to the pending LBL sale and higher life and annuity contract benefits.

Analysis of revenues   Total revenues increased 1.2% or $15 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to higher life and annuity premiums and contract charges, partially offset by lower realized capital gains.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2014	2013
Underwritten products
Traditional life insurance premiums	$120	$109
Accident and health insurance premiums	6	6
Interest-sensitive life insurance contract charges	250	250
Subtotal – Allstate Life and Retirement	376	365
Traditional life insurance premiums	7	7
Accident and health insurance premiums	189	174
Interest-sensitive life insurance contract charges	24	23
Subtotal – Allstate Benefits	220	204
Total underwritten products	596	569

Annuities
Immediate annuities with life contingencies premiums	5	7
Other fixed annuity contract charges	6	3
Total annuities	11	10

Life and annuity premiums and contract charges (1)	$607	$579

_____________

(1) Contract charges related to the cost of insurance totaled $187 million and $180 million for the first quarter of 2014 and 2013, respectively.

Total premiums and contract charges increased 4.8% in the first quarter of 2014 compared to the first quarter of 2013, primarily due to growth in Allstate Benefits accident and health insurance business and increased traditional life insurance premiums due to higher renewals and sales through Allstate agencies.

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

($ in millions)	Three months ended March 31,
	2014	2013
Contractholder funds, beginning balance	$24,304	$39,319
Contractholder funds classified as held for sale, beginning balance	10,945	--
Total contractholder funds, including those classified as held for sale	35,249	39,319

Deposits
Interest-sensitive life insurance	318	386
Fixed annuities	127	287
Total deposits	445	673

Interest credited	308	350

Benefits, withdrawals, maturities and other adjustments
Benefits	(380)	(395)
Surrenders and partial withdrawals	(712)	(891)
Maturities of and interest payments on institutional products	--	(1)
Contract charges	(281)	(277)
Net transfers from separate accounts	3	1
Other adjustments (1)	18	28
Total benefits, withdrawals, maturities and other adjustments	(1,352)	(1,535)

Contractholder funds classified as held for sale, ending balance	(10,661)	--

Contractholder funds, ending balance	$23,989	$38,807

________________

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

Contractholder funds decreased 1.3% in both the first quarter of 2014 and 2013.  The decrease in the first quarter of 2014 reflects no longer offering fixed annuity products beginning January 1, 2014.

Contractholder deposits decreased 33.9% in the first quarter of 2014 compared to the same period of 2013, primarily due to no longer offering fixed annuity products beginning January 1, 2014, as well as lower deposits on interest-sensitive life insurance.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 20.1% to $712 million in the first quarter of 2014 from $891 million in the first quarter of 2013.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 9.4% in the first quarter of 2014 compared to 11.0% in the same period of 2013.

Net investment income increased 0.8% or $5 million to $640 million in the first quarter of 2014 from $635 million in the same period of 2013, primarily due to higher limited partnership income, partially offset by lower average investment balances.  Net investment income in the first quarter of 2014 includes $122 million relating to investments classified as held for sale.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2014	2013

Impairment write-downs	$(4)	$(2)
Change in intent write-downs	(5)	(7)
Net other-than-temporary impairment losses recognized in earnings	(9)	(9)
Sales	8	21
Valuation of derivative instruments	3	(4)
Settlements of derivative instruments	(1)	11
Realized capital gains and losses, pre-tax	1	19
Income tax expense	(1)	(7)
Realized capital gains and losses, after-tax	$--	$12

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses   Total costs and expenses decreased 3.8% or $39 million in the first quarter of 2014 compared to the same period of 2013, primarily due to lower interest credited to contractholder funds and lower operating costs and expenses, partially offset by higher life and annuity contract benefits.

Life and annuity contract benefits increased 6.6% or $30 million in the first quarter of 2014 compared to the same period of 2013, primarily due to worse mortality experience on life insurance.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $130 million and $133 million in the first quarter of 2014 and 2013, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Life insurance	$71	$84
Accident and health insurance	(1)	(2)
Annuities	(20)	(17)
Subtotal – Allstate Life and Retirement	50	65
Life insurance	3	2
Accident and health insurance	103	91
Subtotal – Allstate Benefits	106	93
Total benefit spread	$156	$158

Benefit spread decreased 1.3% or $2 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to worse mortality experience on life insurance and annuities, partially offset by premium growth in Allstate Benefits accident and health insurance and higher life insurance premiums and cost of insurance contract charges.

Interest credited to contractholder funds decreased 11.0% or $38 million in the first quarter of 2014 compared to the same period of 2013, primarily due to lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $17 million in the first quarter of 2014 compared to $9 million in the first quarter of 2013.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Annuities and institutional products	$110	$59
Life insurance	28	23
Accident and health insurance	4	3
Net investment income on investments supporting capital	69	71
Subtotal – Allstate Life and Retirement	211	156
Life insurance	2	4
Accident and health insurance	3	3
Net investment income on investments supporting capital	4	3
Subtotal – Allstate Benefits	9	10
Investment spread before valuation changes on embedded derivatives that are not hedged	220	166
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(17)	(9)
Total investment spread	$203	$157

Investment spread before valuation changes on embedded derivatives that are not hedged increased 32.5% or $54 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to higher limited partnership income and lower crediting rates, partially offset by the continued managed reduction in our spread-based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended March 31.  For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale are included.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2014	2013	2014	2013	2014	2013
Interest-sensitive life insurance	5.1%	5.2%	3.8%	3.9%	1.3%	1.3%
Deferred fixed annuities and institutional products	4.5	4.6	2.9	3.1	1.6	1.5
Immediate fixed annuities with and without life contingencies	7.5	6.3	5.9	6.0	1.6	0.3
Investments supporting capital, traditional life and other products	4.0	4.0	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	March 31,
	2014	2013
Immediate fixed annuities with life contingencies	$8,921	$8,889
Other life contingent contracts and other	3,514	5,878
Reserve for life-contingent contract benefits	$12,435	$14,767

Interest-sensitive life insurance	$7,791	$11,093
Deferred fixed annuities	12,267	21,484
Immediate fixed annuities without life contingencies	3,620	3,797
Institutional products	85	1,874
Other	226	559
Contractholder funds	$23,989	$38,807

Traditional life insurance	$651	$--
Accident and health insurance	1,349	--
Interest-sensitive life insurance	3,495	--
Deferred fixed annuities	7,166	--
Liabilities held for sale	$12,661	$--

Amortization of DAC decreased 1.3% or $1 million in the first quarter of 2014 compared to the same period of 2013.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$74	$76
Amortization (accretion) relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	--	(1)
Amortization acceleration for changes in assumptions (“DAC unlocking”)	--	--
Total amortization of DAC	$74	$75

(1)      The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease in DAC amortization in the first quarter of 2014 compared to the same period of 2013 was primarily due to lower amortization on interest-sensitive life insurance resulting from decreased benefit spread, partially offset by higher amortization on accident and health insurance resulting from growth.

Operating costs and expenses decreased 20.3% or $30 million in the first quarter of 2014 compared to the first quarter of 2013.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
	2014	2013
Non-deferrable commissions	$31	$26
General and administrative expenses	71	106
Taxes and licenses	16	16
Total operating costs and expenses	$118	$148

Restructuring and related charges	$2	$2

General and administrative expenses decreased 33.0% or $35 million in the first quarter of 2014 compared to the same period of 2013, primarily due to lower employee related expenses driven by reduced headcount, lower net Allstate agencies distribution channel expenses reflecting increased fees from sales of third party financial products, and lower technology and marketing costs.

INVESTMENTS HIGHLIGHTS

·                  Investments totaled $81.69 billion as of March 31, 2014, increasing from $81.16 billion as of December 31, 2013.  Investments classified as held for sale totaled $11.51 billion as of March 31, 2014.

·                  Unrealized net capital gains totaled $3.60 billion as of March 31, 2014, increasing from $2.70 billion as of December 31, 2013.

·                  Net investment income was $959 million in the first quarter of 2014, a decrease of 2.4% from $983 million in the first quarter of 2013.

·                  Net realized capital gains were $54 million in the first quarter of 2014 compared to $131 million in the first quarter of 2013.

INVESTMENTS

The composition of the investment portfolios as of March 31, 2014 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$28,841	74.1%	$30,059	75.7%	$2,261	73.6%	$61,161	74.9%
Equity securities (2)	4,341	11.2	956	2.4	--	--	5,297	6.5
Mortgage loans	403	1.0	4,069	10.3	--	--	4,472	5.5
Limited partnership interests (3)	2,900	7.5	2,121	5.3	3	0.1	5,024	6.1
Short-term investments(4)	894	2.3	870	2.2	809	26.3	2,573	3.1
Other	1,528	3.9	1,635	4.1	--	--	3,163	3.9
Total	$38,907	100.0%	$39,710	100.0%	$3,073	100.0%	$81,690	100.0%

(1)                Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $28.22 billion, $28.13 billion, $2.24 billion and $58.59 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2)                Equity securities are carried at fair value.  Cost basis for these securities was $3.74 billion, $838 million and $4.58 billion for Property-Liability, Allstate Financial and in Total, respectively.

(3)                We have commitments to invest in additional limited partnership interests totaling $1.40 billion, $1.34 billion and $2.74 billion for Property-Liability, Allstate Financial and in Total, respectively.

(4)                Short-term investments are carried at fair value.  Amortized cost basis for these investments was $894 million, $870 million, $809 million and $2.57 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(5)                Balances reflect the elimination of related party investments between segments.

Total investments increased to $81.69 billion as of March 31, 2014, from $81.16 billion as of December 31, 2013, primarily due to higher fixed income valuations resulting from a decrease in risk-free interest rates.

The Property-Liability investment portfolio decreased to $38.91 billion as of March 31, 2014, from $39.64 billion as of December 31, 2013, primarily due to dividends paid by Allstate Insurance Company (“AIC”) to The Allstate Corporation (the “Corporation”), partially offset by higher fixed income valuations.

The Allstate Financial investment portfolio increased to $39.71 billion as of March 31, 2014, from $39.11 billion as of December 31, 2013, primarily due to higher fixed income valuations.

The Corporate and Other investment portfolio increased to $3.07 billion as of March 31, 2014, from $2.41 billion as of December 31, 2013, primarily due to dividends paid by AIC to the Corporation and proceeds from the issuance of preferred stock, partially offset by common share repurchases and dividends paid to shareholders.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of March 31, 2014	Percent to total investments	Fair value as of December 31, 2013	Percent to total investments
U.S. government and agencies	$3,806	4.7%	$2,913	3.6%
Municipal	8,716	10.7	8,723	10.8
Corporate	41,159	50.4	40,603	50.0
Foreign government	1,737	2.1	1,824	2.2
Asset-backed securities (“ABS”)	3,497	4.3	4,518	5.6
Residential mortgage-backed securities (“RMBS”)	1,438	1.8	1,474	1.8
Commercial mortgage-backed securities (“CMBS”)	783	0.9	829	1.0
Redeemable preferred stock	25	--	26	0.1
Total fixed income securities	$61,161	74.9%	$60,910	75.1%

As of March 31, 2014, 88.7% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of March 31, 2014.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,806	$132	$--	$--	$3,806	$132

Municipal
Tax exempt	5,060	117	118	--	5,178	117
Taxable	3,476	307	62	(3)	3,538	304

Corporate
Public	26,740	1,107	3,822	138	30,562	1,245
Privately placed	9,097	464	1,500	34	10,597	498

Foreign government	1,737	96	--	--	1,737	96

ABS
Collateralized debt obligations (“CDO”)	1,124	1	183	(7)	1,307	(6)
Consumer and other asset-backed securities (“Consumer and other ABS”)	2,163	44	27	--	2,190	44

RMBS
U.S. government sponsored entities (“U.S. Agency”)	374	13	--	--	374	13
Prime residential mortgage-backed securities (“Prime”)	121	3	336	37	457	40
Alt-A residential mortgage-backed securities (“Alt-A”)	16	1	343	34	359	35
Subprime residential mortgage-backed securities (“Subprime”)	6	--	242	5	248	5

CMBS	533	24	250	23	783	47

Redeemable preferred stock	25	4	--	--	25	4
Total fixed income securities	$54,278	$2,313	$6,883	$261	$61,161	$2,574

Municipal bonds, including tax exempt and taxable securities, totaled $8.72 billion as of March 31, 2014 with an unrealized net capital gain of $421 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Corporate bonds, including publicly traded and privately placed, totaled $41.16 billion as of March 31, 2014, with an unrealized net capital gain of $1.74 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

ABS, including CDO and Consumer and other ABS, totaled $3.50 billion as of March 31, 2014, with 94.0% rated investment grade and an unrealized net capital gain of $38 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

CDO totaled $1.31 billion as of March 31, 2014, with 86.0% rated investment grade and an unrealized net capital loss of $6 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.

Consumer and other ABS totaled $2.19 billion as of March 31, 2014, with 98.8% rated investment grade.  Consumer and other ABS consists of $774 million of consumer auto, $413 million of credit card and $1.00 billion of other ABS with unrealized net capital gains of $6 million, $3 million and $35 million, respectively.

RMBS totaled $1.44 billion as of March 31, 2014, with 36.0% rated investment grade and an unrealized net capital gain of $93 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.  The non-agency portfolio totaled $1.06 billion as of March 31, 2014, with 13.4% rated investment grade and an unrealized net capital gain of $80 million.

CMBS totaled $783 million as of March 31, 2014, with 68.1% rated investment grade and an unrealized net capital gain of $47 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 93.4% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

Mortgage loans  Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $4.47 billion as of March 31, 2014 and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, tax credit funds and other funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of March 31, 2014.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Tax credit funds	Other funds	Total
Cost method of accounting (“Cost”)	$974	$369	$--	$3	$1,346
Equity method of accounting (“EMA”)	1,700	1,208	622	148	3,678
Total	$2,674	$1,577	$622	$151	$5,024

Number of managers	108	46	11	12
Number of individual funds	190	96	21	17
Largest exposure to single fund	$90	$265	$53	$85

_______________

(1) Includes $533 million of infrastructure and real asset funds.

The following tables show the earnings from our limited partnership interests by fund type and accounting classification for the three months ended March 31.

($ in millions)	2014				2013
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$36	$70	$106	$(10)	$20	$48	$68	$--
Real estate funds	14	24	38	(3)	6	28	34	--
Tax credit funds	--	(4)	(4)	--	--	(4)	(4)	--
Other funds	--	2	2	--	--	9	9	--
Total	$50	$92	$142	$(13)	$26	$81	$107	$--

Limited partnership interests produced income, excluding impairment write-downs, of $142 million in the three months ended March 31, 2014 compared to $107 million in the three months ended March 31, 2013.  Higher EMA limited partnership income resulted from favorable equity valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on private equity/debt funds, real estate funds and tax credit funds are generally on a three month delay and the income recognition on other funds is primarily on a one month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $3.60 billion as of March 31, 2014 compared to $2.70 billion as of December 31, 2013.  The increase for fixed income securities was primarily due to a decrease in risk-free interest rates, partially offset by the realization of unrealized net capital gains through sales.  The increase for equity securities was primarily due to positive equity market performance, partially offset by the realization of unrealized net capital gains through sales.  The following table presents unrealized net capital gains and losses.

($ in millions)	March 31, 2014	December 31, 2013
U.S. government and agencies	$132	$122
Municipal	421	277
Corporate	1,743	1,272
Foreign government	96	88
ABS	38	27
RMBS	93	71
CMBS	47	41
Redeemable preferred stock	4	4
Fixed income securities	2,574	1,902
Equity securities	722	624
Derivatives	(19)	(18)
EMA limited partnerships	(4)	(3)
Investments classified as held for sale	327	190
Unrealized net capital gains and losses, pre-tax	$3,600	$2,695

The unrealized net capital gain for the fixed income portfolio totaled $2.57 billion and comprised $2.90 billion of gross unrealized gains and $325 million of gross unrealized losses as of March 31, 2014.  This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.90 billion, comprised of $2.48 billion of gross unrealized gains and $573 million of gross unrealized losses as of December 31, 2013.

Gross unrealized gains and losses on fixed income securities by type and sector as of March 31, 2014 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Banking	$3,330	$83	$(39)	$3,374
Consumer goods (cyclical and non-cyclical)	9,063	373	(33)	9,403
Utilities	6,465	521	(33)	6,953
Capital goods	4,213	216	(28)	4,401
Basic industry	2,346	88	(19)	2,415
Energy	3,570	168	(15)	3,723
Technology	2,384	67	(14)	2,437
Financial services	2,954	130	(10)	3,074
Communications	2,822	146	(9)	2,959
Transportation	1,568	114	(6)	1,676
Other	701	45	(2)	744
Total corporate fixed income portfolio	39,416	1,951	(208)	41,159

U.S. government and agencies	3,674	135	(3)	3,806
Municipal	8,295	472	(51)	8,716
Foreign government	1,641	100	(4)	1,737
ABS	3,459	71	(33)	3,497
RMBS	1,345	114	(21)	1,438
CMBS	736	52	(5)	783
Redeemable preferred stock	21	4	--	25
Total fixed income securities	$58,587	$2,899	$(325)	$61,161

The banking, consumer goods, utilities and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2014.  In general, the gross unrealized losses are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

The unrealized net capital gain for the equity portfolio totaled $722 million and comprised $736 million of gross unrealized gains and $14 million of gross unrealized losses as of March 31, 2014.  This is compared to an unrealized net capital gain for the equity portfolio totaling $624 million, comprised of $658 million of gross unrealized gains and $34 million of gross unrealized losses as of December 31, 2013.

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2014	2013
Fixed income securities	$705	$762
Equity securities	28	25
Mortgage loans	81	98
Limited partnership interests	142	107
Short-term investments	1	2
Other	42	37
Investment income, before expense	999	1,031
Investment expense	(40)	(48)
Net investment income	$959	$983

Net investment income decreased 2.4% or $24 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to lower fixed income yields and lower average investment balances, partially offset by higher limited partnership income.  Net investment income in the first quarter of 2014 and 2013 includes $41 million and $42 million, respectively, related to prepayment fee income and litigation proceeds.  Higher EMA limited partnership income resulted from favorable equity valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2014	2013
Impairment write-downs	$(16)	$(10)
Change in intent write-downs	(65)	(27)
Net other-than-temporary impairment losses recognized in earnings	(81)	(37)
Sales	147	172
Valuation of derivative instruments	(4)	(4)
Settlements of derivative instruments	(8)	--
Realized capital gains and losses, pre-tax	54	131
Income tax expense	(19)	(46)
Realized capital gains and losses, after-tax	$35	$85

Impairment write-downs, which includes changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Fixed income securities	$(6)	$(30)
Equity securities	(1)	(4)
Mortgage loans	4	26
Limited partnership interests	(13)	--
Other investments	--	(2)
Impairment write-downs	$(16)	$(10)

Impairment write-downs on fixed income securities for the three months ended March 31, 2014 were primarily driven by municipal bonds impacted by issuer specific circumstances.  Limited partnership write-downs primarily related to cost method limited partnerships that experienced declines in portfolio valuations deemed to be other than temporary.

Change in intent write-downs totaling $65 million in the three months ended March 31, 2014 were primarily related to the repositioning and ongoing portfolio management of our equity securities.

Sales generated $147 million of net realized capital gains in the three months ended March 31, 2014 primarily related to equity and fixed income securities in connection with portfolio repositioning and ongoing portfolio management.

Valuation and settlements of derivative instruments generated net realized capital losses of $12 million for the three months ended March 31, 2014 primarily composed of losses on equity futures used for risk management due to increases in equity indices and losses on foreign currency contracts due to the weakening Canadian Dollar.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

·                  Shareholders’ equity as of March 31, 2014 was $22.11 billion, an increase of 2.9% from $21.48 billion as of December 31, 2013.

·                  On January 2, 2014, we paid common shareholder dividends of $0.25.  On February 19, 2014, we declared a common shareholder dividend of $0.28 to be payable on April 1, 2014.

·                  On January 15, 2014, we paid a dividend on our 5.625% preferred stock for the dividend period from October 15, 2013 through January 14, 2014 and on our 6.75% preferred stock for the dividend period from September 30, 2013 through January 14, 2014.  On February 19, 2014, we declared dividends on our 5.625% and 6.75% preferred stock for the dividend period from January 15, 2014 through April 14, 2014 to be payable on April 15, 2014 and our 6.625% preferred stock for the dividend period from December 16, 2013 through April 14, 2014  to be payable on April 15, 2014.

·                  In March 2014, we issued 29,900 shares of 6.625% Noncumulative Perpetual Preferred Stock for gross proceeds of $747.5 million.

·                  On March 21, 2014, we entered into an accelerated share repurchase agreement (“ASR”) with Barclays Bank PLC (“Barclays”) and Barclays Capital Inc., as Barclays’ agent, to purchase $750 million of our outstanding common stock.

·                  During the first quarter of 2014, we repurchased 6.4 million common shares for $348 million in the market and 11.4 million shares under an ASR, pursuant to which we paid a prepayment amount of $750 million.  The actual number of shares we repurchase under the ASR, and the purchase price, will be determined at the completion of the agreement, which is expected to be no sooner than May 19, 2014 and no later than July 24, 2014.  As of March 31, 2014, there was $1.65 billion remaining on our common share repurchase program.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	March 31, 2014	December 31, 2013
Preferred stock, common stock, retained income and other shareholders’ equity items	$20,619	$20,434
Accumulated other comprehensive income	1,486	1,046
Total shareholders’ equity	22,105	21,480
Debt	6,200	6,201
Total capital resources	$28,305	$27,681

Ratio of debt to shareholders’ equity	28.0%	28.9%
Ratio of debt to capital resources	21.9%	22.4%

Shareholders’ equity increased in the first quarter of 2014, primarily due to the issuance of preferred stock,  net income and increased unrealized net capital gains on investments, partially offset by common share repurchases and dividends paid to shareholders.

Preferred stock  In March 2014, we issued 29,900 shares of 6.625% Noncumulative Perpetual Preferred Stock for gross proceeds of $747.5 million.  The proceeds of this issuance were used for general corporate purposes.  During 2014, we may execute additional issuances of perpetual preferred stock for general corporate purposes.

Debt  The next debt maturities are on May 16, 2014 when $300 million of 6.20% Senior Notes are due and August 15, 2014 when $650 million of 5.00% Senior Notes are due.  These are expected to be paid from available funds.

Capital resources comprise an increasing mix of preferred stock and subordinated debt due to issuances in 2013 and 2014 and the completion of a tender offer in 2013.  As of March 31, 2014, capital resources includes $1.51 billion or 5.3% of preferred stock and $2.05 billion or 7.2% of subordinated debt, a total of 12.5% compared to 10.2% as of December 31, 2013 and 3.8% as of December 31, 2012.  This increases our strategic flexibility by decreasing our debt to shareholders’ equity ratio, which is one determinant of borrowing capacity.

Common share repurchases  As of March 31, 2014, our $2.5 billion common share repurchase program that commenced in February 2014 had $1.65 billion remaining and is expected to be completed by August 31, 2015.  On March 21, 2014, we entered into an ASR with Barclays and Barclays Capital Inc., as Barclays’ agent, to purchase $750 million of our outstanding common stock.  During the first quarter of 2014, we repurchased 6.4 million common shares for $348 million in the market and 11.4 million shares under the ASR, pursuant to which we paid a prepayment amount of $750 million.  The actual number of shares we repurchase under the ASR, and the purchase price, will be determined at the completion of the agreement, which is expected to be no sooner than May 19, 2014 and no later than July 24, 2014, which includes a settlement at maturity.  The settlement is dependent on market price over the duration of the agreement and is expected to be made in shares.  The average price of the shares purchased under the ASR will be determined at settlement.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.  Rating agencies continue to give favorable treatment in capitalization to preferred stock and subordinated debt, of which Allstate had $3.56 billion as of March 31, 2014 compared to $2.83 billion as of December 31, 2013 and $1.00 billion as of December 31, 2012.  In January 2014, A.M. Best affirmed The Allstate Corporation’s debt and commercial paper ratings of a- and AMB-1, respectively, and our insurance entities financial strength ratings of A+ for AIC and Allstate Life Insurance Company (“ALIC”).  The outlook for AIC and ALIC remained stable.  There have been no changes to our debt, commercial paper and insurance financial strength ratings from Moody’s and S&P since December 31, 2013.

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

Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $3.35 billion as of March 31, 2014 comprising cash and investments that are generally saleable within one quarter.  The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.  This provides funds for the parent company’s fixed charges and other corporate purposes.

In the first three months of 2014, AIC paid dividends totaling $1.20 billion to its parent, Allstate Insurance Holdings, LLC (“AIH”), who then paid the same amount of dividends to the Corporation.

Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.  We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration.  As of March 31, 2014, we satisfied all of the tests, with no current restrictions on the payment of preferred stock dividends.

The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions.  In the first three months of 2014, we did not defer interest payments on the subordinated debentures.

The Corporation has access to additional borrowing to support liquidity as follows:

·                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2014, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

·                  Our $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  In April 2014, we amended the maturity date of this facility to April 2019 and also amended our option to extend the expiration by one year to the first and second anniversary of the amendment, upon approval of existing or replacement lenders.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 15.3% as of March 31, 2014.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the first three months of 2014.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

·                  A universal shelf registration statement was filed with the Securities and Exchange Commission on April 30, 2012.  We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 466 million shares of treasury stock as of March 31, 2014), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $23.99 billion as of March 31, 2014.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2014.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,787	15.8%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	6,793	28.3
Market value adjustments (2)	3,129	13.0
Subject to discretionary withdrawal without adjustments (3)	10,280	42.9
Total contractholder funds (4)	$23,989	100.0%

____________

(1)    Includes $3.03 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)    $2.36 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 6, 7 or 10  years) during which there is no surrender charge or market value adjustment.

(3)    81% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)    Includes $881 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 29.3% in the first three months of 2014 compared to the same period of 2013.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 9.4% and 11.0% in the first three months of 2014 and 2013, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

The following table summarizes consolidated cash flow activities by segment for the first three months ended March 31.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$236	$446	$231	$289	$7	$5	$474	$740
Investing activities	1,210	(40)	800	251	(634)	(75)	1,376	136
Financing activities	13	23	(686)	(655)	(440)	(230)	(1,113)	(862)
Cash classified as held for sale	--	--	(242)	--	--	--	(242)	--
Net increase in consolidated cash							$495	$14

_______________

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Lower cash provided by operating activities in the first three months of 2014 compared to the first three months of 2013 was primarily due to higher income tax payments, the proceeds received in 2013 from the surrender of company owned life insurance, and higher claim payments, partially offset by increased premiums.

Cash provided by investing activities in the first three months of 2014 compared to cash used in investing activities in the first three months of 2013 was primarily related to sales in 2014 of fixed income securities exceeding amounts purchased and a decrease in short-term investments in 2014 compared to an increase in 2013.

Allstate Financial  Lower cash provided by operating activities in the first three months of 2014 compared to the first three months of 2013 was primarily due to higher contract benefits paid and lower net investment income, partially offset by higher premiums.

Higher cash was provided by investing activities in the first three months of 2014 compared to the first three months of 2013 as cash balances were increased to prepare for the settlement of the sale of LBL, including cash classified as held for sale, and for securities lending activities.  In addition, in the 2013 period short-term investments were increased to support scheduled maturities of institutional products.

Higher cash used in financing activities in the first three months of 2014 compared to the first three months of 2013 was primarily due to lower deposits, partially offset by lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance.

Corporate and Other  Fluctuations in the Corporate and Other operating cash flows were primarily due to the timing of intercompany settlements.  Investing activities primarily relate to investments in the parent company portfolio.  Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, repayment of debt, proceeds from the issuance of debt and preferred stock, dividends to shareholders of The Allstate Corporation and common share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of The Allstate Corporation Annual Report on Form 10-K for 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
January 1, 2014 - January 31, 2014	2,702,900	$ 52.8851	2,684,945	$ 0
February 1, 2014 - February 28, 2014	1,427,880	$ 53.8768	1,108,800	$ 2.4 billion
March 1, 2014- March 31, 2014	14,016,037	$ 56.0300	14,016,037	$ 1.7 billion
Total	18,146,817	$ 55.3921	17,809,782

(1) In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

January:       17,955

February:   319,080

March:            none

(2) From time to time, repurchases under our programs are executed under the terms of a pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3) On February 6, 2013, we announced the approval of a share repurchase program for $1.00 billion, which was completed on January 31, 2014.  On February 19, 2014, we announced the approval of an additional share repurchase program for $2.50 billion, to be completed by August 31, 2015.

Item 6.  Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 6, 2014	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Designations with respect to the Preferred Stock, Series E of the Registrant, dated February 27, 2014	8-K	1-11840	3.1	March 3, 2014
4.1

The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

4.2	Deposit Agreement, dated March 3, 2014, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series E)	8-K	1-11840	4.1	March 3, 2014
4.3	Form of Preferred Stock Certificate, Series E (included as Exhibit A to 3.1 above)	8-K	1-11840	4.2	March 3, 2014
4.4	Form of Depositary Receipt, Series E (included as Exhibit A to 4.2 above)	8-K	1-11840	4.3	March 3, 2014
10.1	The Allstate Corporation 2013 Equity Incentive Plan, as amended and restated effective February 19, 2014					X
10.2	Amended and Restated Reinsurance Agreement, dated April 1, 2014, between Allstate Life Insurance Company and Lincoln Benefit Life Company	8-K	1-11840	10.1	April 7, 2014
10.3	Partial Commutation Agreement, dated April 1, 2014, between Allstate Life Insurance Company and Lincoln Benefit Life Company	8-K	1-11840	10.2	April 7, 2014
10.4	Amendment No. 1 to Credit Agreement dated as of April 27, 2014	8-K	1-11840	10.1	April 29, 2014
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 6, 2014, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

E-1