Form 10-Q
period 2014-06-30
ALLSTATE CORP
filed 2014-07-30
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 16, 2014, the registrant had 433,400,209 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL INFORMATION

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$7,204	$6,862	$14,268	$13,632
Life and annuity premiums and contract charges	518	579	1,125	1,158
Net investment income	898	984	1,857	1,967
Realized capital gains and losses:
Total other-than-temporary impairment losses	(44)	(55)	(124)	(82)
Portion of loss recognized in other comprehensive income	(1)	(5)	(2)	(15)
Net other-than-temporary impairment losses recognized in earnings	(45)	(60)	(126)	(97)
Sales and other realized capital gains and losses	285	422	420	590
Total realized capital gains and losses	240	362	294	493
	8,860	8,787	17,544	17,250
Costs and expenses
Property-liability insurance claims and claims expense	5,142	4,741	9,901	9,201
Life and annuity contract benefits	413	471	901	929
Interest credited to contractholder funds	212	311	519	656
Amortization of deferred policy acquisition costs	1,035	961	2,070	1,907
Operating costs and expenses	1,023	1,090	2,117	2,192
Restructuring and related charges	4	20	10	46
Loss on extinguishment of debt	1	480	1	480
Interest expense	84	99	171	197
	7,914	8,173	15,690	15,608

Gain (loss) on disposition of operations	9	--	(50)	2

Income from operations before income tax expense	955	614	1,804	1,644

Income tax expense	310	180	559	501

Net income	645	434	1,245	1,143

Preferred stock dividends	31	--	44	--

Net income available to common shareholders	$614	$434	$1,201	$1,143

Earnings per common share:

Net income available to common shareholders per common share - Basic	$1.41	$0.93	$2.73	$2.42

Weighted average common shares - Basic	434.3	468.3	440.4	471.9

Net income available to common shareholders per common share - Diluted	$1.39	$0.92	$2.69	$2.39

Weighted average common shares - Diluted	440.7	473.8	446.8	477.3

Cash dividends declared per common share	$0.28	$0.25	$0.56	$0.50

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net income	$645	$434	$1,245	$1,143

Other comprehensive income (loss), after-tax

Changes in:

Unrealized net capital gains and losses	59	(1,254)	504	(1,183)

Unrealized foreign currency translation adjustments	13	(21)	(3)	(33)

Unrecognized pension and other postretirement benefit cost	8	46	19	91

Other comprehensive income (loss), after-tax	80	(1,229)	520	(1,125)

Comprehensive income (loss)	$725	$(795)	$1,765	$18

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30, 2014	December 31, 2013

Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $59,447 and $59,008)	$62,634	$60,910
Equity securities, at fair value (cost $4,658 and $4,473)	5,394	5,097
Mortgage loans	4,174	4,721
Limited partnership interests	4,309	4,967
Short-term, at fair value (amortized cost $2,914 and $2,393)	2,914	2,393
Other	3,138	3,067
Total investments	82,563	81,155
Cash	889	675
Premium installment receivables, net	5,384	5,237
Deferred policy acquisition costs	3,377	3,372
Reinsurance recoverables, net	7,500	7,621
Accrued investment income	611	624
Property and equipment, net	990	1,024
Goodwill	1,219	1,243
Other assets	2,920	1,937
Separate Accounts	4,780	5,039
Assets held for sale	--	15,593
Total assets	$110,233	$123,520
Liabilities
Reserve for property-liability insurance claims and claims expense	$22,317	$21,857
Reserve for life-contingent contract benefits	12,688	12,386
Contractholder funds	23,472	24,304
Unearned premiums	11,217	10,932
Claim payments outstanding	851	631
Deferred income taxes	1,146	635
Other liabilities and accrued expenses	5,044	5,156
Long-term debt	5,846	6,201
Separate Accounts	4,780	5,039
Liabilities held for sale	--	14,899
Total liabilities	87,361	102,040
Commitments and Contingent Liabilities (Note 12)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand and 32.3 thousand shares issued and outstanding, $1,805 and $807.5 aggregate liquidation preference	1,746	780
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 434 million and 449 million shares outstanding	9	9
Additional capital paid-in	3,035	3,143
Retained income	36,532	35,580
Deferred ESOP expense	(31)	(31)
Treasury stock, at cost (466 million and 451 million shares)	(19,985)	(19,047)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	72	50
Other unrealized net capital gains and losses	2,461	1,698
Unrealized adjustment to DAC, DSI and insurance reserves	(383)	(102)
Total unrealized net capital gains and losses	2,150	1,646
Unrealized foreign currency translation adjustments	35	38
Unrecognized pension and other postretirement benefit cost	(619)	(638)
Total accumulated other comprehensive income	1,566	1,046
Total shareholders’ equity	22,872	21,480
Total liabilities and shareholders’ equity	$110,233	$123,520

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)	Six months ended June 30,
	2014	2013
Preferred stock par value	(unaudited)
Balance, beginning of period	$--	$--
Preferred stock issuance	--	--
Balance, end of period	--	--

Preferred stock additional capital paid-in
Balance, beginning of period	780	--
Preferred stock issuance	966	278
Balance, end of period	1,746	278

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,143	3,162
Forward contract on accelerated share repurchase agreement	(113)	--
Equity incentive plans activity	5	(57)
Balance, end of period	3,035	3,105

Retained income
Balance, beginning of period	35,580	33,783
Net income	1,245	1,143
Dividends on common stock	(249)	(235)
Dividends on preferred stock	(44)	--
Balance, end of period	36,532	34,691

Deferred ESOP expense
Balance, beginning of period	(31)	(41)
Payments	--	2
Balance, end of period	(31)	(39)

Treasury stock
Balance, beginning of period	(19,047)	(17,508)
Shares acquired	(1,129)	(905)
Shares reissued under equity incentive plans, net	191	188
Balance, end of period	(19,985)	(18,225)

Accumulated other comprehensive income
Balance, beginning of period	1,046	1,175
Change in unrealized net capital gains and losses	504	(1,183)
Change in unrealized foreign currency translation adjustments	(3)	(33)
Change in unrecognized pension and other postretirement benefit cost	19	91
Balance, end of period	1,566	50
Total shareholders’ equity	$22,872	$19,869

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six months ended June 30,
	2014	2013
Cash flows from operating activities	(unaudited)
Net income	$1,245	$1,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	189	180
Realized capital gains and losses	(294)	(493)
Loss on extinguishment of debt	1	480
Loss (gain) on disposition of operations	50	(2)
Interest credited to contractholder funds	519	656
Changes in:
Policy benefits and other insurance reserves	103	(607)
Unearned premiums	287	165
Deferred policy acquisition costs	(77)	(107)
Premium installment receivables, net	(152)	(81)
Reinsurance recoverables, net	(39)	327
Income taxes	(195)	283
Other operating assets and liabilities	(436)	(391)
Net cash provided by operating activities	1,201	1,553
Cash flows from investing activities
Proceeds from sales
Fixed income securities	14,205	10,461
Equity securities	2,744	1,742
Limited partnership interests	802	438
Mortgage loans	10	20
Other investments	81	38
Investment collections
Fixed income securities	1,730	3,658
Mortgage loans	726	475
Other investments	107	171
Investment purchases
Fixed income securities	(15,802)	(10,637)
Equity securities	(2,668)	(2,010)
Limited partnership interests	(653)	(477)
Mortgage loans	(109)	(314)
Other investments	(395)	(538)
Change in short-term investments, net	(60)	(423)
Change in other investments, net	49	91
Purchases of property and equipment, net	(124)	(43)
Disposition of operations	378	--
Net cash provided by investing activities	1,021	2,652
Cash flows from financing activities
Change in short-term debt	--	500
Proceeds from issuance of long-term debt	--	1,481
Repayments of long-term debt	(355)	(2,540)
Proceeds from issuance of preferred stock	965	278
Contractholder fund deposits	666	1,119
Contractholder fund withdrawals	(1,922)	(4,273)
Dividends paid on common stock	(238)	(119)
Dividends paid on preferred stock	(25)	--
Treasury stock purchases	(1,257)	(897)
Shares reissued under equity incentive plans, net	149	60
Excess tax benefits on share-based payment arrangements	18	29
Other	(9)	(15)
Net cash used in financing activities	(2,008)	(4,377)
Net increase (decrease) in cash	214	(172)
Cash at beginning of period	675	806
Cash at end of period	$889	$634

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

The condensed consolidated financial statements and notes as of June 30, 2014 and for the three-month and six-month periods ended June 30, 2014 and 2013 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.

Pending accounting standards

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which allows entities that invest in certain qualified affordable housing projects through limited liability entities the option to account for these investments using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, the entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit.  The guidance is effective for reporting periods beginning after December 15, 2014 and is to be applied retrospectively.  Early adoption is permitted.  The impact of adoption is not expected to be material to the Company’s results of operations and financial position.

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance which revises the criteria for revenue recognition.  Insurance contracts are excluded from the scope of the new guidance.  Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer.  Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs.  The guidance is effective for reporting periods beginning after December 15, 2016 and is to be applied retrospectively.  The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations and financial position.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued guidance which clarifies that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award.  Compensation costs should reflect the amount attributable to the periods for which the requisite service has been rendered.  Total compensation expense recognized during and after the requisite service period (which may differ from the vesting period) should reflect the number of awards that are expected to vest and should be adjusted to reflect the number of awards that ultimately vest.  The guidance is effective for reporting periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively.  Early adoption is permitted.  The Company’s existing accounting policy for performance targets that affect the vesting of share-based payment awards is consistent with the proposed guidance and as such the impact of adoption is not expected to affect the Company’s results of operations or financial position.

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

The computation of basic and diluted earnings per common share is presented in the following table.

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Numerator:
Net income	$645	$434	$1,245	$1,143
Less: Preferred stock dividends	31	--	44	--
Net income available to common shareholders	614	434	1,201	1,143

Denominator:
Weighted average common shares outstanding	434.3	468.3	440.4	471.9
Effect of dilutive potential common shares:
Stock options	4.8	3.9	4.6	3.8
Restricted stock units (non-participating) and performance stock awards	1.6	1.6	1.8	1.6
Weighted average common and dilutive potential common shares outstanding	440.7	473.8	446.8	477.3

Earnings per common share - Basic	$1.41	$0.93	$2.73	$2.42
Earnings per common share - Diluted	$1.39	$0.92	$2.69	$2.39

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 4.5 million and 13.5 million Allstate common shares, with exercise prices ranging from $48.46 to $62.42 and $39.95 to $62.42, were outstanding for the three-month periods ended June 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share in those periods.  Options to purchase 4.6 million and 13.7 million Allstate common shares, with exercise prices ranging from $45.61 to $62.42 and $39.05 to $62.42, were outstanding for the six-month periods ended June 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share in those periods.

3.  Disposition

On April 1, 2014, the Company completed the sale of Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.  The gross sale price was $797 million, representing $596 million of cash and the retention of tax benefits.  The loss on disposition increased by $11 million, pre-tax, ($13 million, after-tax) and $72 million, pre-tax, ($31 million, after-tax) in the three months and six months ended June 30, 2014, respectively.  The loss on disposition in the three months ended June 30, 2014 included a $22 million, pre-tax, reduction in goodwill.

In conjunction with the sale, the Company was required to establish a trust relating to the business that LBL continues to cede to ALIC.  This trust is required to have assets greater than or equal to the statutory reserves ceded by LBL to ALIC, measured on a monthly basis.  As of June 30, 2014, the trust holds $5.36 billion of investments.

The following table summarizes the assets and liabilities classified as held for sale as of December 31, 2013.

($ in millions)

Assets
Investments
Fixed income securities	$10,167
Mortgage loans	1,367
Short-term investments	160
Other investments	289
Total investments	11,983
Cash	--
Deferred policy acquisition costs	743
Reinsurance recoverables, net	1,660
Accrued investment income	109
Other assets	79
Separate Accounts	1,701
Assets held for sale	16,275
Less: Loss accrual	(682)
Total assets held for sale	$15,593
Liabilities
Reserve for life-contingent contract benefits	$1,894
Contractholder funds	10,945
Unearned premiums	12
Deferred income taxes	151
Other liabilities and accrued expenses	196
Separate Accounts	1,701
Total liabilities held for sale	$14,899

Included in shareholders’ equity was $85 million of accumulated other comprehensive income related to assets held for sale as of December 31, 2013.

4.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $86 million and $203 million for the six months ended June 30, 2014 and 2013, respectively.  Non-cash financing activities include $45 million and $92 million related to the issuance of Allstate common shares for vested restricted stock units for the six months ended June 30, 2014 and 2013, respectively.

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

($ in millions)	Six months ended June 30,
	2014	2013
Net change in proceeds managed
Net change in short-term investments	$(284)	$113
Operating cash flow (used) provided	(284)	113
Net change in cash	1	3
Net change in proceeds managed	$(283)	$116

Net change in liabilities
Liabilities for collateral, beginning of period	$(624)	$(808)
Liabilities for collateral, end of period	(907)	(692)
Operating cash flow provided (used)	$283	$(116)

5.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
June 30, 2014
U.S. government and agencies	$4,707	$147	$(1)	$4,853
Municipal	8,009	572	(20)	8,561
Corporate	39,282	2,283	(98)	41,467
Foreign government	1,569	108	(1)	1,676
Asset-backed securities (“ABS”)	3,903	68	(28)	3,943
Residential mortgage-backed securities (“RMBS”)	1,263	117	(18)	1,362
Commercial mortgage-backed securities (“CMBS”)	692	57	(3)	746
Redeemable preferred stock	22	4	--	26
Total fixed income securities	$59,447	$3,356	$(169)	$62,634

December 31, 2013
U.S. government and agencies	$2,791	$129	$(7)	$2,913
Municipal	8,446	364	(87)	8,723
Corporate	39,331	1,659	(387)	40,603
Foreign government	1,736	99	(11)	1,824
ABS	4,491	71	(44)	4,518
RMBS	1,403	101	(30)	1,474
CMBS	788	48	(7)	829
Redeemable preferred stock	22	4	--	26
Total fixed income securities	$59,008	$2,475	$(573)	$60,910

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of June 30, 2014:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$3,272	$3,316
Due after one year through five years	25,728	26,606
Due after five years through ten years	16,257	17,225
Due after ten years	8,332	9,436
	53,589	56,583
ABS, RMBS and CMBS	5,858	6,051
Total	$59,447	$62,634

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed income securities	$584	$740	$1,289	$1,502
Equity securities	35	39	63	64
Mortgage loans	71	93	152	191
Limited partnership interests	195	126	337	233
Short-term investments	3	1	4	3
Other	44	39	86	76
Investment income, before expense	932	1,038	1,931	2,069
Investment expense	(34)	(54)	(74)	(102)
Net investment income	$898	$984	$1,857	$1,967

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed income securities	$62	$79	$98	$151
Equity securities	239	283	261	312
Mortgage loans	(2)	(6)	1	25
Limited partnership interests	(51)	(8)	(49)	(3)
Derivatives	(7)	14	(19)	10
Other	(1)	--	2	(2)
Realized capital gains and losses	$240	$362	$294	$493

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Impairment write-downs	$(6)	$(33)	$(22)	$(43)
Change in intent write-downs	(39)	(27)	(104)	(54)
Net other-than-temporary impairment losses recognized in earnings	(45)	(60)	(126)	(97)
Sales	290	408	437	580
Valuation and settlements of derivative instruments	(5)	14	(17)	10
Realized capital gains and losses	$240	$362	$294	$493

Gross gains of $347 million and $468 million and gross losses of $27 million and $63 million were realized on sales of fixed income and equity securities during the three months ended June 30, 2014 and 2013, respectively.  Gross gains of $513 million and $651 million and gross losses of $63 million and $84 million were realized on sales of fixed income and equity securities during the six months ended June 30, 2014 and 2013, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2014			Six months ended June 30, 2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$--	$(1)	$(6)	$--	$(6)
ABS	(2)	--	(2)	(3)	--	(3)
RMBS	6	(1)	5	6	(2)	4
Total fixed income securities	3	(1)	2	(3)	(2)	(5)
Equity securities	(21)	--	(21)	(86)	--	(86)
Mortgage loans	--	--	--	4	--	4
Limited partnership interests	(26)	--	(26)	(39)	--	(39)
Other-than-temporary impairment losses	$(44)	$(1)	$(45)	$(124)	$(2)	$(126)

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(4)	$(3)	$(7)	$(17)	$(5)	$(22)
ABS	--	(1)	(1)	--	(1)	(1)
RMBS	(1)	(1)	(2)	(1)	(2)	(3)
CMBS	(1)	--	(1)	(20)	(7)	(27)
Total fixed income securities	(6)	(5)	(11)	(38)	(15)	(53)
Equity securities	(32)	--	(32)	(51)	--	(51)
Mortgage loans	(9)	--	(9)	17	--	17
Limited partnership interests	(8)	--	(8)	(8)	--	(8)
Other	--	--	--	(2)	--	(2)
Other-than-temporary impairment losses	$(55)	$(5)	$(60)	$(82)	$(15)	$(97)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amounts exclude $248 million and $260 million as of June 30, 2014 and December 31, 2013, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2014	December 31, 2013
Municipal	$(9)	$(9)
ABS	(10)	(10)
RMBS	(114)	(152)
CMBS	(5)	(12)
Total	$(138)	$(183)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$(493)	$(600)	$(513)	$(617)
Additional credit loss for securities previously other-than-temporarily impaired	4	(10)	(1)	(24)
Additional credit loss for securities not previously other-than-temporarily impaired	(2)	(1)	(3)	(17)
Reduction in credit loss for securities disposed or collected	7	46	33	93
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	--	--	--
Change in credit loss due to accretion of increase in cash flows	1	1	1	1
Reduction in credit loss for securities sold in LBL disposition	59	--	59	--
Ending balance	$(424)	$(564)	$(424)	$(564)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
June 30, 2014	value	Gains	Losses	gains (losses)
Fixed income securities	$62,634	$3,356	$(169)	$3,187
Equity securities	5,394	745	(9)	736
Short-term investments	2,914	--	--	--
Derivative instruments (1)	(15)	1	(20)	(19)
Equity method (“EMA”) limited partnerships (2)				(5)
Unrealized net capital gains and losses, pre-tax				3,899
Amounts recognized for:
Insurance reserves (3)				(399)
DAC and DSI (4)				(189)
Amounts recognized				(588)
Deferred income taxes				(1,161)
Unrealized net capital gains and losses, after-tax				$2,150

(1)	Included in the fair value of derivative instruments are $1 million classified as assets and $16 million classified as liabilities.
(2)

Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ other comprehensive income.  Fair value and gross unrealized gains and losses are not applicable.

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

($ in millions)	Fair	Gross unrealized		Unrealized net
December 31, 2013	value	Gains	Losses	gains (losses)
Fixed income securities	$60,910	$2,475	$(573)	$1,902
Equity securities	5,097	658	(34)	624
Short-term investments	2,393	--	--	--
Derivative instruments (1)	(13)	1	(19)	(18)
EMA limited partnerships				(3)
Investments classified as held for sale				190
Unrealized net capital gains and losses, pre-tax				2,695
Amounts recognized for:
Insurance reserves				--
DAC and DSI				(158)
Amounts recognized				(158)
Deferred income taxes				(891)
Unrealized net capital gains and losses, after-tax				$1,646

(1)	Included in the fair value of derivative instruments are $1 million classified as assets and $14 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the six months ended June 30, 2014 is as follows:

($ in millions)
Fixed income securities	$1,285
Equity securities	112
Derivative instruments	(1)
EMA limited partnerships	(2)
Investments classified as held for sale	(190)
Total	1,204
Amounts recognized for:
Insurance reserves	(399)
DAC and DSI	(31)
Amounts recognized	(430)
Deferred income taxes	(270)
Increase in unrealized net capital gains and losses, after-tax	$504

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
June 30, 2014
Fixed income securities
U.S. government and agencies	24	$200	$(1)	3	$22	$--	$(1)
Municipal	87	398	(1)	53	303	(19)	(20)
Corporate	120	1,453	(10)	190	2,121	(88)	(98)
Foreign government	2	28	--	2	26	(1)	(1)
ABS	30	565	(3)	31	393	(25)	(28)
RMBS	89	71	(1)	194	239	(17)	(18)
CMBS	6	9	--	5	43	(3)	(3)
Total fixed income securities	358	2,724	(16)	478	3,147	(153)	(169)
Equity securities	22	171	(6)	1	102	(3)	(9)
Total fixed income and equity securities	380	$2,895	$(22)	479	$3,249	$(156)	$(178)

Investment grade fixed income securities	287	$2,238	$(8)	386	$2,620	$(97)	$(105)
Below investment grade fixed income securities	71	486	(8)	92	527	(56)	(64)
Total fixed income securities	358	$2,724	$(16)	478	$3,147	$(153)	$(169)

December 31, 2013
Fixed income securities
U.S. government and agencies	22	$700	$(7)	--	$--	$--	$(7)
Municipal	315	2,065	(41)	38	208	(46)	(87)
Corporate	796	10,375	(308)	54	550	(79)	(387)
Foreign government	36	262	(9)	1	18	(2)	(11)
ABS	85	1,715	(10)	43	429	(34)	(44)
RMBS	134	149	(4)	175	247	(26)	(30)
CMBS	8	22	--	7	52	(7)	(7)
Total fixed income securities	1,396	15,288	(379)	318	1,504	(194)	(573)
Equity securities	158	982	(34)	1	--	--	(34)
Total fixed income and equity securities	1,554	$16,270	$(413)	319	$1,504	$(194)	$(607)

Investment grade fixed income securities	1,217	$14,019	$(340)	221	$975	$(116)	$(456)
Below investment grade fixed income securities	179	1,269	(39)	97	529	(78)	(117)
Total fixed income securities	1,396	$15,288	$(379)	318	$1,504	$(194)	$(573)

As of June 30, 2014, $136 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $136 million, $80 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standards and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

As of June 30, 2014, the remaining $42 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $25 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $42 million, $17 million are related to below investment grade fixed income securities.  Of these amounts, $12 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2014.

ABS, RMBS and CMBS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings.  This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for ABS and RMBS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying assets.  Unrealized losses on equity securities are primarily related to temporary equity market fluctuations of securities that are expected to recover.

As of June 30, 2014, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of June 30, 2014, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of June 30, 2014 and December 31, 2013, the carrying value of equity method limited partnerships totaled $3.15 billion and $3.52 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no impairment write-downs related to equity method limited partnerships for the three or six months ended June 30, 2014 and 2013.

As of June 30, 2014 and December 31, 2013, the carrying value for cost method limited partnerships was $1.16 billion and $1.44 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had $6 million and $19 million of impairment write-downs related to cost method limited partnerships for the three months and six months ended June 30, 2014, respectively.  The Company had $8 million of impairment write-downs related to cost method limited partnerships for both the three months and six months ended June 30, 2013.

Tax credit funds were reclassified from limited partnership interests to other assets as of June 30, 2014 since the return on these funds is in the form of tax credits rather than investment income.  These tax credit funds totaled $592 million as of June 30, 2014.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2014.

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

($ in millions)	June 30, 2014			December 31, 2013
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$172	$--	$172	$153	$--	$153
1.0 - 1.25	489	--	489	613	--	613
1.26 - 1.50	1,134	2	1,136	1,233	2	1,235
Above 1.50	2,304	60	2,364	2,562	77	2,639
Total non-impaired mortgage loans	$4,099	$62	$4,161	$4,561	$79	$4,640

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2014	December 31, 2013
Impaired mortgage loans with a valuation allowance	$13	$81
Impaired mortgage loans without a valuation allowance	--	--
Total impaired mortgage loans	$13	$81

Valuation allowance on impaired mortgage loans	$9	$21

The average balance of impaired loans was $36 million and $89 million for the six months ended June 30, 2014 and 2013, respectively.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$9	$15	$21	$42
Net increase (decrease) in valuation allowance	--	9	(4)	(17)
Charge offs	--	(3)	(8)	(4)
Ending balance	$9	$21	$9	$21

Payments on all mortgage loans were current as of June 30, 2014 and December 31, 2013.

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

Level 3 measurements

•      Fixed income securities:

Municipal:  Comprise municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”).  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.  Also included are municipal bonds valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  Also includes auction rate securities (“ARS”) primarily backed by student loans that have become illiquid due to failures in the auction market and are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including the anticipated date liquidity will return to the market.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2014
Assets
Fixed income securities:
U.S. government and agencies	$3,784	$1,063	$6		$4,853
Municipal	--	8,259	302		8,561
Corporate	--	40,502	965		41,467
Foreign government	--	1,676	--		1,676
ABS	--	3,801	142		3,943
RMBS	--	1,361	1		1,362
CMBS	--	691	55		746
Redeemable preferred stock	--	26	--		26
Total fixed income securities	3,784	57,379	1,471		62,634
Equity securities	4,932	443	19		5,394
Short-term investments	662	2,252	--		2,914
Other investments: Free-standing derivatives	--	117	3	$(17)	103
Separate account assets	4,780	--	--		4,780
Other assets	--	--	1		1
Total recurring basis assets	14,158	60,191	1,494	(17)	75,826
Non-recurring basis (1)	--	--	72		72
Total assets at fair value	$14,158	$60,191	$1,566	$(17)	$75,898
% of total assets at fair value	18.6%	79.3%	2.1%	-- %	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$(331)		$(331)
Other liabilities: Free-standing derivatives	--	(66)	(8)	$9	(65)
Total liabilities at fair value	$--	$(66)	$(339)	$9	$(396)
% of total liabilities at fair value	-- %	16.7%	85.6%	(2.3) %	100.0%

(1) Includes $72 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

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

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
June 30, 2014

Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(275)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%

December 31, 2013

Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.75%

Liabilities held for sale – Equity-indexed and forward starting options	$(246)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.91%

If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of June 30, 2014 and December 31, 2013, Level 3 fair value measurements include $1.12 billion and $1.27 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $193 million and $208 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  As of December 31, 2013, Level 3 fair value measurements for assets held for sale include $319 million of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$6	$--	$--	$--	$--
Municipal	335	--	6	--	(17)
Corporate	999	8	9	--	(12)
ABS	174	--	1	--	(44)
RMBS	2	--	--	--	--
CMBS	54	--	--	--	--
Total fixed income securities	1,570	8	16	--	(73)
Equity securities	17	2	--	--	--
Short-term investments	30	--	--	--	--
Free-standing derivatives, net	(7)	3	--	--	--
Other assets	--	1	--	--	--
Assets held for sale	347	--	--	--	--
Total recurring Level 3 assets	$1,957	$14	$16	$--	$(73)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(319)	$(12)	$--	$--	$--
Liabilities held for sale	(230)	--	--	--	--
Total recurring Level 3 liabilities	$(549)	$(12)	$--	$--	$--

	Sold in LBL disposition	Purchases/ Issues (2)	Sales	Settlements	Balance as of June 30, 2014
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$--	$6
Municipal	--	--	(17)	(5)	302
Corporate	--	16	(24)	(31)	965
ABS	--	20	--	(9)	142
RMBS	--	--	--	(1)	1
CMBS	--	1	--	--	55
Total fixed income securities	--	37	(41)	(46)	1,471
Equity securities	--	2	(2)	--	19
Short-term investments	--	10	(40)	--	--
Free-standing derivatives, net	--	--	--	(1)	(5)	(3)
Other assets	--	--	--	--	1
Assets held for sale	(347)	--	--	--	--
Total recurring Level 3 assets	$(347)	$49	$(83)	$(47)	$1,486

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$(2)	$--	$2	$(331)
Liabilities held for sale	230	--	--	--	--
Total recurring Level 3 liabilities	$230	$(2)	$--	$2	$(331)

_______________

(1) The effect to net income totals $2 million and is reported in the Condensed Consolidated Statements of Operations as follows: $9 million in realized capital gains and losses, $4 million in net investment income, $(10) million in interest credited to contractholder funds and $(1) million in life and annuity contract benefits.

(2) Represents purchases for assets and issues for liabilities.

(3) Comprises $3 million of assets and $8 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$7	$--	$--	$--	$--
Municipal	343	(4)	11	--	(17)
Corporate	1,109	13	10	--	(37)
ABS	192	--	--	--	(101)
RMBS	2	--	--	--	--
CMBS	43	--	--	5	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	1,697	9	21	5	(155)
Equity securities	132	22	(15)	--	--
Short-term investments	--	--	--	--	--
Free-standing derivatives, net	(5)	1	--	--	--
Other assets	--	1	--	--	--
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$2,186	$32	$8	$9	$(157)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(14)	$--	$--	$--
Liabilities held for sale	(246)	17	--	--	--
Total recurring Level 3 liabilities	$(553)	$3	$--	$--	$--

	Sold in LBL disposition (3)	Purchases/ Issues	Sales	Settlements	Balance as of June 30, 2014
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$(1)	$6
Municipal	--	1	(26)	(6)	302
Corporate	--	32	(111)	(51)	965
ABS	--	64	--	(13)	142
RMBS	--	--	--	(1)	1
CMBS	4	5	(1)	(1)	55
Redeemable preferred stock	--	--	(1)	--	--
Total fixed income securities	4	102	(139)	(73)	1,471
Equity securities	--	3	(123)	--	19
Short-term investments	--	40	(40)	--	--
Free-standing derivatives, net	--	2	--	(3)	(5)	(2)
Other assets	--	--	--	--	1
Assets held for sale	(351)	--	(8)	(6)	--
Total recurring Level 3 assets	$(347)	$147	$(310)	$(82)	$1,486

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$(13)	$--	$3	$(331)
Liabilities held for sale	230	(4)	--	3	--
Total recurring Level 3 liabilities	$230	$(17)	$--	$6	$(331)

_______________

(1) The effect to net income totals $35 million and is reported in the Condensed Consolidated Statements of Operations as follows: $29 million in realized capital gains and losses, $6 million in net investment income, $4 million in life and annuity contract benefits and $(4) million in loss on disposition of operations.

(2) Comprises $3 million of assets and $8 million of liabilities.

(3) Includes transfers from held for sale that took place in first quarter 2014 of $4 million for CMBS and $(4) million for Assets held for sale.

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

There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2014 or 2013.

Transfers into Level 3 during the three months and six months ended June 30, 2014 and 2013 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months and six months ended June 30, 2014 and 2013 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Assets
Fixed income securities:
Municipal	$(1)	$(6)	$(5)	$(16)
Corporate	4	4	7	8
ABS	--	(1)	--	(1)
CMBS	--	(1)	(1)	(2)
Total fixed income securities	3	(4)	1	(11)
Free-standing derivatives, net	6	9	6	16
Other assets	1	--	1	--
Assets held for sale	--	--	(1)	--
Total recurring Level 3 assets	$10	$5	$7	$5

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(12)	$57	$(14)	$63
Liabilities held for sale	--	--	17	--
Total recurring Level 3 liabilities	$(12)	$57	$3	$63

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(2) million for the three months ended June 30, 2014 and are reported as follows: $3 million in realized capital gains and losses, $4 million in net investment income, $(10) million in interest credited to contractholder funds, $(1) million in life and annuity contract benefits and $2 million in gain on disposition of operations.  These gains and losses total $62 million for the three months ended June 30, 2013 and are reported as follows: $1 million in realized capital gains and losses, $4 million in net investment income, $37 million in interest credited to contractholder funds and $20 million in life and annuity contract benefits.  These gains and losses total $10 million for the six months ended June 30, 2014 and are reported as follows: $6 million in net investment income and $4 million in life and annuity contract benefits.  These gains and losses total $68 million for the six months ended June 30, 2013 and are reported as follows: $(3) million in realized capital gains and losses, $8 million in net investment income, $17 million in interest credited to contractholder funds and $46 million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	June 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,174	$4,425	$4,721	$4,871
Cost method limited partnerships	1,157	1,577	1,443	1,835
Bank loans	1,494	1,493	1,242	1,244
Agent loans	355	351	341	325
Assets held for sale	--	--	1,458	1,532

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

Financial liabilities

($ in millions)	June 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$14,733	$15,440	$15,569	$16,225
Long-term debt	5,846	6,413	6,201	6,509
Liability for collateral	907	907	624	624
Liabilities held for sale	--	--	7,417	7,298

The fair value of contractholder funds on investment contracts, including those classified as liabilities held for sale, is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for the Company’s own credit risk.  Deferred annuities included in contractholder funds are valued using discounted cash flow models that incorporate market value margins, which are based on the cost of holding economic capital, and the Company’s own credit risk.  Immediate annuities without life contingencies and fixed rate funding agreements are valued at the present value of future benefits using market implied interest rates which include the Company’s own credit risk.  The fair value measurements for contractholder funds on investment contracts and liabilities held for sale are categorized as Level 3.

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

The Company may also use derivatives to manage the risk associated with corporate actions, including the sale of a business.  During 2014 and December 2013, swaptions were utilized to hedge the expected proceeds from the disposition of LBL.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of June 30, 2014, the Company pledged $40 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2014.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$--	$--	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	79	n/a	1	1	--
Equity and index contracts
Options and warrants (2)	Other investments	--	3,721	94	94	--
Financial futures contracts	Other assets	--	1,103	--	--	--
Foreign currency contracts
Foreign currency forwards	Other investments	268	n/a	14	14	--
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	31	n/a	--	--	--
Credit default swaps - selling protection	Other investments	120	n/a	2	2	--
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Subtotal		1,502	4,824	112	112	--
Total asset derivatives		$1,518	4,824	$112	$112	$--

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$119	n/a	$(15)	$--	$(15)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	5	5	--
Interest rate cap agreements	Other liabilities & accrued expenses	136	n/a	2	2	--
Financial futures contract	Other liabilities & accrued expenses	--	592	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	--	5,150	(40)	--	(40)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	46	n/a	--	--	--
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	674	n/a	(38)	--	(38)
Guaranteed withdrawal benefits	Contractholder funds	473	n/a	(13)	--	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,770	n/a	(275)	--	(275)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(5)	--	(5)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	471	n/a	(11)	--	(11)
Credit default swaps – selling protection	Other liabilities & accrued expenses	165	n/a	(6)	2	(8)
Subtotal		3,905	5,742	(381)	9	(390)
Total liability derivatives		4,024	5,742	(396)	$9	$(405)

Total derivatives		$5,542	10,566	$(284)

_______________

(1)      Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2)      In addition to the number of contracts presented in the table, the Company held 428,125 stock rights and warrants.  Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

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

(2)      In addition to the number of contracts presented in the table, the Company held 1,238,580 stock rights and warrants.  Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

The following table provides gross and net amounts for the Company’s OTC derivatives, all of which are subject to enforceable master netting agreements.

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2014
Asset derivatives	$25	$(9)	$(8)	$8	$--	$8
Liability derivatives	(31)	9	--	(22)	18	(4)

December 31, 2013
Asset derivatives	$28	$(15)	$(9)	$4	$(4)	$--
Liability derivatives	(41)	15	(4)	(30)	23	(7)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months and six months ended June 30, 2014 or 2013.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
(Loss) gain recognized in OCI on derivatives during the period	$(2)	$6	$(4)	$9
Loss recognized in OCI on derivatives during the term of the hedging relationship	(19)	(12)	(19)	(12)
Loss reclassified from AOCI into income (net investment income)	--	(1)	(1)	(1)
Loss reclassified from AOCI into income (realized capital gains and losses)	(2)	--	(2)	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.  For the three months and six months ended June 30, 2014 and 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2014
Interest rate contracts	$(4)	$--	$--	$--	$--	$(4)
Equity and index contracts	(8)	--	12	6	--	10
Embedded derivative financial instruments	--	(1)	(10)	--	--	(11)
Foreign currency contracts	5	--	--	2	--	7
Credit default contracts	2	--	--	--	--	2
Other contracts	--	--	1	--	--	1
Total	$(5)	$(1)	$3	$8	$--	$5

Six months ended June 30, 2014
Interest rate contracts	$(8)	$--	$--	$--	$(4)	$(12)
Equity and index contracts	(11)	--	21	7	--	17
Embedded derivative financial instruments	--	4	(11)	--	--	(7)
Foreign currency contracts	(1)	--	--	3	--	2
Credit default contracts	3	--	--	--	--	3
Other contracts	--	--	1	--	--	1
Total	$(17)	$4	$11	$10	$(4)	$4

	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2013
Interest rate contracts	$--	$3	$--	$--	$--	$3
Equity and index contracts	--	4	--	9	2	15
Embedded derivative financial instruments	--	--	20	14	--	34
Foreign currency contracts	--	(5)	--	--	--	(5)
Credit default contracts	--	12	--	--	--	12
Other contracts	--	--	--	(3)	--	(3)
Total	$--	$14	$20	$20	$2	$56

Six months ended June 30, 2013
Interest rate contracts	$--	$3	$--	$--	$--	$3
Equity and index contracts	--	(5)	--	47	13	55
Embedded derivative financial instruments	--	(1)	46	(26)	--	19
Foreign currency contracts	--	(4)	--	--	(7)	(11)
Credit default contracts	--	17	--	--	--	17
Other contracts	--	--	--	(3)	--	(3)
Total	$--	$10	$46	$18	$6	$80

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of June 30, 2014, counterparties pledged $10 million in cash and securities to the Company, and the Company pledged $20 million in securities to counterparties which includes $16 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $4 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	June 30, 2014				December 31, 2013
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	2	$101	$3	$3	1	$22	$1	$1
A	5	121	6	1	5	1,628	9	2
A-	1	85	3	3	1	24	1	--
BBB+	1	65	4	1	1	33	3	--
BBB	1	62	--	--	1	76	1	--
Total	10	$434	$16	$8	9	$1,783	$15	$3

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

($ in millions)	June 30, 2014	December 31, 2013
Gross liability fair value of contracts containing credit-risk-contingent features	$29	$28
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(8)	(11)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(16)	(14)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$5	$3

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2014
Single name
Corporate debt	$20	$20	$65	$--	$105	$2
First-to-default Basket
Municipal	--	100	--	--	100	(8)
Index
Corporate debt	1	21	53	5	80	2
Total	$21	$141	$118	$5	$285	$(4)

December 31, 2013
Single name
Corporate debt	$20	$25	$65	$--	$110	$2
First-to-default Basket
Municipal	--	100	--	--	100	(15)
Index
Corporate debt	1	20	55	4	80	2
Total	$21	$145	$120	$4	$290	$(11)

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Property-liability insurance premiums earned	$262	$274	$520	$547
Life and annuity premiums and contract charges	84	164	237	322

Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Property-liability insurance claims and claims expense	$120	$224	$218	$442
Life and annuity contract benefits	79	83	205	171
Interest credited to contractholder funds	9	8	15	14

10.  Capital Structure

Preferred stock

In March 2014, the Company issued 29,900 shares of 6.625% Noncumulative Perpetual Preferred Stock, Series E, with a $1.00 par value per share and a liquidation preference of $25,000 per share, for gross proceeds of $747.5 million.  The proceeds of this issuance were used for general corporate purposes.

In June 2014, the Company issued 10,000 shares of 6.25% Noncumulative Perpetual Preferred Stock, Series F, with a $1.00 par value per share and a liquidation preference of $25,000 per share, for gross proceeds of $250 million.  The proceeds of this issuance will be used for general corporate purposes.

11.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $4 million and $20 million during the three months ended June 30, 2014 and 2013, respectively, and $10 million and $46 million during the six months ended June 30, 2014 and 2013, respectively.

The following table presents changes in the restructuring liability during the six months ended June 30, 2014.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2013	$21	$3	$24
Expense incurred	2	--	2
Adjustments to liability	(3)	1	(2)
Payments applied against liability	(6)	(2)	(8)
Balance as of June 30, 2014	$14	$2	$16

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of June 30, 2014, the cumulative amount incurred to date for active programs totaled $94 million for employee costs and $55 million for exit costs.

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective June 30, 2014, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $34 million as of June 30, 2014.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $4 million as of June 30, 2014.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

Related to the sale of LBL on April 1, 2014, ALIC has agreed to indemnify Resolution Life Holdings, Inc. related to representations, warranties and covenants of ALIC, subject to certain contractual limitations as to ALIC’s maximum obligation.  The representations and warranties made by ALIC will expire by March 31, 2015, except for those pertaining to certain tax items and certain liabilities specifically excluded from the transaction.  Management does not believe these indemnification provisions will have a material effect on results of operations, cash flows or financial position of the Company.

Related to the disposal through reinsurance of substantially all of Allstate Financial’s variable annuity business to Prudential in 2006, the Company and its consolidated subsidiaries, ALIC and ALNY, have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain.  In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including certain liabilities arising from ALIC’s and ALNY’s provision of transition services.  The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees.  Management does not believe this agreement will have a material effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2014.

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

As of June 30, 2014, the Company estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $825 million, pre-tax.  This disclosure is not an indication of expected loss, if any.  Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  The estimate does not include matters or losses for which an estimate is not possible.  Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria.  It does not represent the Company’s maximum possible loss exposure.  Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

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

•            These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (“EEOC I”) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (“Romero I”).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release was voidable at the option of the release signer.  The court also ordered that an agent who voided the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court reversed its prior ruling that the release was voidable and granted the Company’s motions for summary judgment, ruling that the asserted claims were barred by the release signed by most plaintiffs.  Plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit (“Third Circuit”).  In July 2009, the Third Circuit vacated the trial court’s entry of summary judgment in the Company’s favor and remanded the cases to the trial court for additional discovery, including additional discovery related to the validity of the release and waiver.  In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then all of the claims in Romero I and EEOC I are barred.  Thus, if the waiver and release is upheld, then only the claims in Romero I asserted by the small group of employee agents who did not sign the release and waiver would remain for adjudication.  In January 2010, following the remand, the cases were assigned to a new judge for further proceedings in the trial court.  Plaintiffs filed their Second Amended Complaint in July 2010.  Plaintiffs seek broad but unspecified “make whole relief,” including back pay, compensatory and punitive damages, liquidated damages, lost investment capital, attorneys’ fees and costs, and equitable relief, including reinstatement to employee agent status with all attendant benefits for up to approximately 6,500 former employee agents.  Despite the length of time that these matters have been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class.  Nor have plaintiffs provided any calculations of the putative class’s alleged back pay or the alleged liquidated, compensatory or punitive damages, instead asserting that such calculations will be provided at a later stage during expert discovery.  Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination.  Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses.  Alleged damage amounts and lost benefits of the approximately 6,500 putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service.  Discovery limited to the validity of the waiver and release is closed.  The parties filed cross motions for summary judgment with respect to the validity of the waiver and release.  On February 28, 2014, the trial court denied plaintiffs’ and Allstate’s motions for summary judgment in Romero I and indicated that the question of whether the releases were knowingly and voluntarily signed under a totality of circumstances test raised factual issues to be resolved at trial.  Among other things, the trial court also held that the release, if valid, would bar all claims in Romero I.  On March 13, 2014, the trial court denied EEOC’s motion for summary judgment and granted Allstate’s motion for summary judgment in EEOC I and entered final judgment in favor of Allstate.  The EEOC has appealed this decision.  On May 23, 2014, plaintiffs moved to certify certain issues relating to the validity of the release for class treatment.  At present, no class is certified.

•            A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue (“Romero II”).  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  Romero II was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted the Company’s motion to dismiss the case.  Plaintiffs filed a notice of appeal with the Third Circuit.  In July 2009, the Third Circuit vacated the district court’s dismissal of the case and remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge.  In its opinion, the Third Circuit held that if the release and waiver is held to be valid, then one of plaintiffs’ three claims asserted in Romero II is barred.  The Third Circuit directed the district court to consider on remand whether the other two claims asserted in Romero II are barred by the release and waiver.  In January 2010, following the remand, the case was assigned to a new judge (the same judge for the Romero I and EEOC I cases) for further proceedings in the trial court.  In April 2010, plaintiffs filed their First Amended Complaint.  Plaintiffs seek broad but unspecified “make whole” or other equitable relief, including losses of income and benefits as a result of their decision to retire from the Company between November 1, 1999 and December 31, 2000.  They also seek repeal of the challenged amendments to the Agents Pension Plan with all attendant benefits revised and recalculated for thousands of former employee agents, and attorney’s fees and costs.  Despite the length of time that this matter has been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class.  Nor have plaintiffs provided any calculations of the putative class’s alleged losses, instead asserting that such calculations will be provided at a later stage during expert discovery.  Damage claims are subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination.  Little to no discovery has occurred with respect to amounts earned or received by plaintiffs and putative class members in mitigation of their alleged losses.  Alleged damage amounts and lost benefits of the putative class members also are subject to individual variation and determination dependent upon retirement dates, participation in employee benefit programs, and years of service.  As in Romero I and EEOC I, discovery limited to issues relating to the validity of the waiver and release is closed.  The parties filed cross motions for summary judgment with respect to the validity of the waiver and release.  On February 28, 2014, the trial court denied plaintiffs’ and Allstate’s motions for summary judgment in Romero I and indicated that the question of whether the releases were knowingly and voluntarily signed under a totality of circumstances test raised factual issues to be resolved at trial.  Among other things, the trial court also held that the release, if valid, would bar all claims asserted in Romero II.  On March 13, 2014, the trial court denied EEOC’s motion for summary judgment and granted Allstate’s motion for summary judgment in EEOC I and entered final judgment in favor of Allstate.  The EEOC has appealed this decision.  On May 23, 2014, plaintiffs moved to certify certain issues relating to the validity of the release for class treatment.  At present, no class is certified.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $976 million and $1.02 billion, net of reinsurance recoverables of $462 million and $478 million, as of June 30, 2014 and December 31, 2013, respectively.  Reserves for environmental claims were $201 million and $208 million, net of reinsurance recoverables of $60 million and $60 million, as of June 30, 2014 and December 31, 2013, respectively.  Approximately 53% and 55% of the total net asbestos and environmental reserves as of June 30, 2014 and December 31, 2013, respectively, were for incurred but not reported estimated losses.

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

13.  Benefit Plans

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Pension benefits
Service cost	$24	$39	$48	$79
Interest cost	64	66	128	132
Expected return on plan assets	(100)	(96)	(199)	(193)
Amortization of:
Prior service credit	(14)	(1)	(29)	(1)
Net actuarial loss	28	65	57	130
Settlement loss	11	9	22	19
Net periodic pension cost	$13	$82	$27	$166

Postretirement benefits
Service cost	$2	$3	$5	$7
Interest cost	5	9	11	17
Amortization of:
Prior service credit	(5)	(6)	(11)	(12)
Net actuarial gain	(5)	(3)	(11)	(6)
Net periodic postretirement (credit) cost	$(3)	$3	$(6)	$6

14.  Reporting Segments

Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Property-Liability
Property-liability insurance premiums
Auto	$4,824	$4,599	$9,536	$9,129
Homeowners	1,714	1,630	3,411	3,246
Other personal lines	414	405	826	809
Commercial lines	121	113	231	227
Other business lines	131	115	264	221
Allstate Protection	7,204	6,862	14,268	13,632
Discontinued Lines and Coverages	--	--	--	--
Total property-liability insurance premiums	7,204	6,862	14,268	13,632
Net investment income	351	343	663	684
Realized capital gains and losses	250	305	303	417
Total Property-Liability	7,805	7,510	15,234	14,733

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	125	119	252	235
Immediate annuities with life contingencies	--	9	5	16
Accident and health insurance	187	179	382	359
Total life and annuity premiums	312	307	639	610
Interest-sensitive life insurance	202	268	476	541
Fixed annuities	4	4	10	7
Total contract charges	206	272	486	548
Total life and annuity premiums and contract charges	518	579	1,125	1,158
Net investment income	538	633	1,178	1,268
Realized capital gains and losses	(10)	57	(9)	76
Total Allstate Financial	1,046	1,269	2,294	2,502

Corporate and Other
Service fees	1	2	3	3
Net investment income	9	8	16	15
Total Corporate and Other before reclassification of service fees	10	10	19	18
Reclassification of service fees (1)	(1)	(2)	(3)	(3)
Total Corporate and Other	9	8	16	15
Consolidated revenues	$8,860	$8,787	$17,544	$17,250

(1)      For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$192	$273	$567	$735
Discontinued Lines and Coverages	(3)	(4)	(6)	(8)
Total underwriting income	189	269	561	727
Net investment income	351	343	663	684
Income tax expense on operations	(185)	(191)	(410)	(447)
Realized capital gains and losses, after-tax	161	197	195	270
Gain (loss) on disposition of operations, after-tax	38	(1)	38	(1)
Property-Liability net income available to common shareholders	554	617	1,047	1,233

Allstate Financial
Life and annuity premiums and contract charges	518	579	1,125	1,158
Net investment income	538	633	1,178	1,268
Periodic settlements and accruals on non-hedge derivative instruments	(1)	5	(1)	15
Contract benefits and interest credited to contractholder funds	(621)	(786)	(1,400)	(1,580)
Operating costs and expenses and amortization of deferred policy acquisition costs	(177)	(205)	(369)	(429)
Restructuring and related charges	(1)	(1)	(3)	(3)
Income tax expense on operations	(91)	(68)	(176)	(128)
Operating income	165	157	354	301
Realized capital gains and losses, after-tax	(6)	37	(6)	49
Valuation changes on embedded derivatives that are not hedged, after-tax	(3)	3	(14)	(3)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	--	(4)	--	(3)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	1	(4)	1	(10)
(Loss) gain on disposition of operations, after-tax	(12)	1	(28)	2
Allstate Financial net income available to common shareholders	145	190	307	336

Corporate and Other
Service fees (1)	1	2	3	3
Net investment income	9	8	16	15
Operating costs and expenses (1)	(95)	(108)	(192)	(204)
Income tax benefit on operations	32	37	64	72
Preferred stock dividends	(31)	--	(44)	--
Operating loss	(84)	(61)	(153)	(114)
Realized capital gains and losses, after-tax	(1)	--	--	--
Loss on extinguishment of debt, after-tax	--	(312)	--	(312)
Corporate and Other net loss available to common shareholders	(85)	(373)	(153)	(426)
Consolidated net income available to common shareholders	$614	$434	$1,201	$1,143

(1)      For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

15.  Other Comprehensive Income

The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

	Three months ended June 30,
($ in millions)	2014			2013
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$322	$(112)	$210	$(1,559)	$545	$(1,014)
Less: reclassification adjustment of realized capital gains and losses	232	(81)	151	369	(129)	240
Unrealized net capital gains and losses	90	(31)	59	(1,928)	674	(1,254)

Unrecognized pension and other postretirement benefit cost arising during the period	(4)	2	(2)	7	(2)	5
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(15)	5	(10)	(64)	23	(41)
Unrecognized pension and other postretirement benefit cost	11	(3)	8	71	(25)	46

Unrealized foreign currency translation adjustments	20	(7)	13	(33)	12	(21)
Other comprehensive income (loss)	$121	$(41)	80	$(1,890)	$661	(1,229)
Net income			645			434
Comprehensive income (loss)			$725			$(795)

	Six months ended June 30,
($ in millions)	2014			2013
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,039	$(363)	$676	$(1,361)	$476	$(885)
Less: reclassification adjustment of realized capital gains and losses	265	(93)	172	458	(160)	298
Unrealized net capital gains and losses	774	(270)	504	(1,819)	636	(1,183)

Unrecognized pension and other postretirement benefit cost arising during the period	--	1	1	9	(2)	7
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(28)	10	(18)	(130)	46	(84)
Unrecognized pension and other postretirement benefit cost	28	(9)	19	139	(48)	91

Unrealized foreign currency translation adjustments	(5)	2	(3)	(51)	18	(33)
Other comprehensive income (loss)	$797	$(277)	520	$(1,731)	$606	(1,125)
Net income			1,245			1,143
Comprehensive income			$1,765			$18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and of shareholders’ equity and cash flows for the six-month periods ended June 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

July 30, 2014

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

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

•                  modernize the operating model; and

•                  build long-term growth platforms.

HIGHLIGHTS

•      Consolidated net income available to common shareholders was $614 million in the second quarter of 2014 compared to $434 million in the second quarter of 2013, and $1.20 billion in the first six months of 2014 compared to $1.14 billion in the first six months of 2013.  Second quarter 2013 included a loss on extinguishment of debt of $312 million, after-tax.  Net income available to common shareholders per diluted common share was $1.39 in the second quarter of 2014 compared to $0.92 in the second quarter of 2013, and $2.69 in the first six months of 2014 compared to $2.39 in the first six months of 2013.

•                  Property-Liability net income available to common shareholders was $554 million in the second quarter of 2014 compared to $617 million in the second quarter of 2013, and $1.05 billion in the first six months of 2014 compared to $1.23 billion in the first six months of 2013.

•                  The Property-Liability combined ratio was 97.4 in the second quarter of 2014 compared to 96.1 in the second quarter of 2013, and 96.1 in the first six months of 2014 compared to 94.7 in the first six months of 2013.

•                  Allstate Financial net income available to common shareholders was $145 million in the second quarter of 2014 compared to $190 million in the second quarter of 2013, and $307 million in the first six months of 2014 compared to $336 million in the first six months of 2013.

•                  Total revenues were $8.86 billion in the second quarter of 2014 compared to $8.79 billion in the second quarter of 2013, and $17.54 billion in the first six months of 2014 compared to $17.25 billion in the first six months of 2013.

•                  Property-Liability premiums earned totaled $7.20 billion in the second quarter of 2014, an increase of 5.0% from $6.86 billion in the second quarter of 2013, and $14.27 billion in the first six months of 2014, an increase of 4.7% from $13.63 billion in the first six months of 2013.

•                  Investments totaled $82.56 billion as of June 30, 2014, increasing from $81.16 billion as of December 31, 2013.  Net investment income was $898 million in the second quarter of 2014, a decrease of 8.7% from $984 million in the second quarter of 2013, and $1.86 billion in the first six months of 2014, a decrease of 5.6% from $1.97 billion in the first six months of 2013.

•                  Net realized capital gains were $240 million in the second quarter of 2014 compared to $362 million in the second quarter of 2013, and $294 million in the first six months of 2014 compared to $493 million in the first six months of 2013.

•                  In June 2014, we issued 10,000 shares of 6.25% Noncumulative Perpetual Preferred Stock for gross proceeds of $250 million.

•      Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $47.97 as of June 30, 2014, an increase of 15.2% from $41.63 as of June 30, 2013, and an increase of 5.9% from $45.31 as of December 31, 2013.

•                  For the twelve months ended June 30, 2014, return on the average of beginning and ending period common shareholders’ equity of 11.4% decreased by 0.2 points from 11.6% for the twelve months ended June 30, 2013.

•                  As of June 30, 2014, shareholders’ equity was $22.87 billion.  This total included $3.61 billion in deployable assets at the parent holding company level.

•                  On April 1, 2014, we closed the sale of Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.  The loss on disposition increased by $13 million, after-tax, and $31 million, after-tax, in the three months and six months ended June 30, 2014, respectively.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Property-liability insurance premiums	$7,204	$6,862	$14,268	$13,632
Life and annuity premiums and contract charges	518	579	1,125	1,158
Net investment income	898	984	1,857	1,967
Realized capital gains and losses:
Total other-than-temporary impairment losses	(44)	(55)	(124)	(82)
Portion of loss recognized in other comprehensive income	(1)	(5)	(2)	(15)
Net other-than-temporary impairment losses recognized in earnings	(45)	(60)	(126)	(97)
Sales and other realized capital gains and losses	285	422	420	590
Total realized capital gains and losses	240	362	294	493
Total revenues	8,860	8,787	17,544	17,250

Costs and expenses
Property-liability insurance claims and claims expense	(5,142)	(4,741)	(9,901)	(9,201)
Life and annuity contract benefits	(413)	(471)	(901)	(929)
Interest credited to contractholder funds	(212)	(311)	(519)	(656)
Amortization of deferred policy acquisition costs	(1,035)	(961)	(2,070)	(1,907)
Operating costs and expenses	(1,023)	(1,090)	(2,117)	(2,192)
Restructuring and related charges	(4)	(20)	(10)	(46)
Loss on extinguishment of debt	(1)	(480)	(1)	(480)
Interest expense	(84)	(99)	(171)	(197)
Total costs and expenses	(7,914)	(8,173)	(15,690)	(15,608)

Gain (loss) on disposition of operations	9	--	(50)	2
Income tax expense	(310)	(180)	(559)	(501)
Net income	645	434	1,245	1,143

Preferred stock dividends	(31)	--	(44)	--
Net income available to common shareholders	$614	$434	$1,201	$1,143

Property-Liability	$554	$617	$1,047	$1,233
Allstate Financial	145	190	307	336
Corporate and Other	(85)	(373)	(153)	(426)
Net income available to common shareholders	$614	$434	$1,201	$1,143

PROPERTY-LIABILITY HIGHLIGHTS

•      Property-Liability net income available to common shareholders was $554 million in the second quarter of 2014 compared to $617 million in the second quarter of 2013, and $1.05 billion in the first six months of 2014 compared to $1.23 billion in the first six months of 2013.

•                  Property-Liability premiums written totaled $7.55 billion in the second quarter of 2014, an increase of 5.5% from $7.15 billion in the second quarter of 2013, and $14.52 billion in the first six months of 2014, an increase of 5.4% from $13.78 billion in the first six months of 2013.

•                  The Property-Liability loss ratio was 71.4 in the second quarter of 2014 compared to 69.1 in the second quarter of 2013, and 69.4 in the first six months of 2014 compared to 67.5 in the first six months of 2013.

•                  Catastrophe losses were $936 million in the second quarter of 2014 compared to $647 million in the second quarter of 2013, and $1.38 billion in the first six months of 2014 compared to $1.01 billion in the first six months of 2013.

•      Property-Liability prior year reserve reestimates totaled $6 million favorable in the second quarter of 2014 compared to $58 million favorable in the second quarter of 2013, and $19 million favorable in the first six months of 2014 compared to $93 million favorable in the first six months of 2013.

•                  Property-Liability underwriting income was $189 million in the second quarter of 2014 compared to $269 million in the second quarter of 2013, and $561 million in the first six months of 2014 compared to $727 million in the first six months of 2013.  Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•      Property-Liability investments were $39.67 billion as of June 30, 2014, an increase of 0.1% from $39.64 billion as of December 31, 2013.  Net investment income was $351 million in the second quarter of 2014, an increase of 2.3% from $343 million in the second quarter of 2013, and $663 million in the first six months of 2014, a decrease of 3.1% from $684 million in the first six months of 2013.

•                  Net realized capital gains were $250 million in the second quarter of 2014 compared to $305 million in the second quarter of 2013, and $303 million in the first six months of 2014 compared to $417 million in the first six months of 2013.

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

•      Effect of amortization of purchased intangible assets on combined and expense ratio - the percentage of amortization of purchased intangible assets to premiums earned.

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

($ in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Premiums written	$7,547	$7,151	$14,516	$13,776

Revenues
Premiums earned	$7,204	$6,862	$14,268	$13,632
Net investment income	351	343	663	684
Realized capital gains and losses	250	305	303	417
Total revenues	7,805	7,510	15,234	14,733

Costs and expenses
Claims and claims expense	(5,142)	(4,741)	(9,901)	(9,201)
Amortization of DAC	(969)	(890)	(1,930)	(1,761)
Operating costs and expenses	(901)	(943)	(1,869)	(1,900)
Restructuring and related charges	(3)	(19)	(7)	(43)
Total costs and expenses	(7,015)	(6,593)	(13,707)	(12,905)

Gain (loss) on disposition of operations	17	(1)	17	(1)
Income tax expense	(253)	(299)	(497)	(594)
Net income available to common shareholders	$554	$617	$1,047	$1,233

Underwriting income	$189	$269	$561	$727
Net investment income	351	343	663	684
Income tax expense on operations	(185)	(191)	(410)	(447)
Realized capital gains and losses, after-tax	161	197	195	270
Gain (loss) on disposition of operations, after-tax	38	(1)	38	(1)
Net income available to common shareholders	$554	$617	$1,047	$1,233

Catastrophe losses (1)	$936	$647	$1,381	$1,006

GAAP operating ratios
Claims and claims expense ratio	71.4	69.1	69.4	67.5
Expense ratio	26.0	27.0	26.7	27.2
Combined ratio	97.4	96.1	96.1	94.7
Effect of catastrophe losses on combined ratio (1)	13.0	9.4	9.7	7.4
Effect of prior year reserve reestimates on combined ratio (1)	(0.1)	(0.8)	(0.1)	(0.7)
Effect of amortization of purchased intangible assets on combined ratio	0.3	0.3	0.2	0.3
Effect of restructuring and related charges on combined ratio	--	0.3	--	0.3
Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.1	0.1	0.1

______________

(1)  Prior year reserve reestimates included in catastrophe losses totaled $36 million and $38 million unfavorable in the three months and six months ended June 30, 2014, respectively, compared to $18 million and $50 million favorable in the three months and six months ended June 30, 2013, respectively.

Premiums written is the amount of premiums charged for policies issued during a fiscal period.  Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period.  The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Premiums written:
Allstate Protection	$7,547	$7,151	$14,516	$13,776
Discontinued Lines and Coverages	--	--	--	--
Property-Liability premiums written	7,547	7,151	14,516	13,776
Increase in unearned premiums	(397)	(293)	(285)	(138)
Other	54	4	37	(6)
Property-Liability premiums earned	$7,204	$6,862	$14,268	$13,632

Premiums earned:
Allstate Protection	$7,204	$6,862	$14,268	$13,632
Discontinued Lines and Coverages	--	--	--	--
Property-Liability	$7,204	$6,862	$14,268	$13,632

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Auto	$4,375	$4,170	$176	$167	$338	$294	$4,889	$4,631
Homeowners	1,765	1,693	136	120	1	--	1,902	1,813
Other personal lines (1)	416	406	29	28	1	1	446	435
Subtotal – Personal lines	6,556	6,269	341	315	340	295	7,237	6,879
Commercial lines	130	121	--	--	--	--	130	121
Other business lines (2)	180	151	--	--	--	--	180	151
Total	$6,866	$6,541	$341	$315	$340	$295	$7,547	$7,151

	Six months ended June 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Auto	$8,667	$8,325	$327	$314	$742	$636	$9,736	$9,275
Homeowners	3,107	2,961	246	217	2	--	3,355	3,178
Other personal lines (1)	767	754	54	51	2	1	823	806
Subtotal – Personal lines	12,541	12,040	627	582	746	637	13,914	13,259
Commercial lines	246	233	--	--	--	--	246	233
Other business lines (2)	356	284	--	--	--	--	356	284
Total	$13,143	$12,557	$627	$582	$746	$637	$14,516	$13,776

________________

(1)  Other personal lines include renter, condominium, landlord and other personal lines.

(2)  Other business lines include Allstate Roadside Services, Allstate Dealer Services and other business lines.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Auto	$4,297	$4,133	$162	$158	$365	$308	$4,824	$4,599
Homeowners	1,594	1,525	120	105	--	--	1,714	1,630
Other personal lines	387	380	26	24	1	1	414	405
Subtotal – Personal lines	6,278	6,038	308	287	366	309	6,952	6,634
Commercial lines	121	113	--	--	--	--	121	113
Other business lines	131	115	--	--	--	--	131	115
Total	$6,530	$6,266	$308	$287	$366	$309	$7,204	$6,862

	Six months ended June 30,
	Allstate brand		Encompass brand		Esurance Brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Auto	$8,506	$8,227	$323	$313	$707	$589	$9,536	$9,129
Homeowners	3,174	3,041	237	205	--	--	3,411	3,246
Other personal lines	772	759	52	49	2	1	826	809
Subtotal – Personal lines	12,452	12,027	612	567	709	590	13,773	13,184
Commercial lines	231	227	--	--	--	--	231	227
Other business lines	264	221	--	--	--	--	264	221
Total	$12,947	$12,475	$612	$567	$709	$590	$14,268	$13,632

Premium measures and statistics that are used to analyze the business are calculated and described below.

•      Policies in force (“PIF”):  Policy counts are based on items rather than customers.  A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

•      Average premium-gross written (“average premium”):  Gross premiums written divided by issued item count.  Gross premiums written include the impacts from discounts, surcharges and ceded reinsurance premiums and exclude the impacts from mid-term premium adjustments and premium refund accruals.  Average premiums represent the appropriate policy term for each line.  Allstate and Esurance brands are 6 months for auto and 12 months for homeowners.  Encompass brand is 12 months for auto and homeowners.

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

Auto premiums written totaled $4.89 billion in the second quarter of 2014, a 5.6% increase from $4.63 billion in the second quarter of 2013, and $9.74 billion in the first six months of 2014, a 5.0% increase from $9.28 billion in the first six months of 2013.

	Allstate brand			Encompass brand		Esurance brand
Three months ended June 30,	2014		2013	2014	2013	2014	2013
PIF (thousands)	19,605		19,155	788	752	1,399	1,207
Average premium (1)	$478		$466	$888	$872	$497	$481
Renewal ratio (%)	89.1		88.6	80.3	78.4	80.1	81.7
Approved rate changes (2):
# of states	25	(6)	15	12	14	15	15
Countrywide (%) (3)	--	(7)	0.1	2.4	1.6	1.7	1.7
State specific (%) (4) (5)	(0.2)		0.5	7.6	4.8	4.4	4.7

Six months ended June 30,
PIF (thousands)	19,605		19,155	788	752	1,399	1,207
Average premium (1)	$475		$465	$890	$877	$503	$487
Renewal ratio (%)	89.1		88.5	79.8	78.1	80.3	81.5
Approved rate changes (2):
# of states	36	(6)	24	14	17	31	26
Countrywide (%) (3)	0.7	(7)	0.3	2.9	2.5	3.9	2.6
State specific (%) (4) (5)	1.4		1.2	6.9	5.2	6.0	4.5

______________

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

(5) Based on historical premiums written in those states, rate changes approved for auto totaled $30 million and $196 million in the three months and six months ended June 30, 2014, respectively, compared to $41 million and $95 million in the three months and six months ended June 30, 2013, respectively.

(6) Includes 3 Canadian provinces.

(7) Excluding Canada, countrywide rate changes in the three months and six months ended June 30, 2014 were 0.5% and 1.3%, respectively.

Allstate brand auto premiums written totaled $4.38 billion in the second quarter of 2014, a 4.9% increase from $4.17 billion in the second quarter of 2013, and $8.67 billion in the first six months of 2014, a 4.1% increase from $8.33 billion in the first six months of 2013.  Factors impacting premiums written were the following:

–                 2.3% or 450 thousand increase in PIF as of June 30, 2014 compared to June 30, 2013.

–                 8.6% increase in new issued applications to 770 thousand in the second quarter of 2014 from 709 thousand in the second quarter of 2013, and 8.7% increase to 1,484 thousand in the first six months of 2014 from 1,365 thousand in the first six months of 2013.

–                 2.6% and 2.2% increase in average premium in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.

–                 0.5 point and 0.6 point increase in the renewal ratio in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.

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

Encompass brand auto premiums written totaled $176 million in the second quarter of 2014, a 5.4% increase from $167 million in the second quarter of 2013, and $327 million in the first six months of 2014, an increase of 4.1% from $314 million in the first six months of 2013.  The increase was primarily due to a 4.8% or 36 thousand increase in PIF as of June 30, 2014 compared to June 30, 2013.  New issued applications decreased 2.4% to 40 thousand in the second quarter of 2014 from 41 thousand in the second quarter of 2013, and decreased 3.9% to 73 thousand in the first six months of 2014 from 76 thousand in the first six months of 2013 primarily due to rate actions in certain states.  Average premium increased 1.8% and 1.5% in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.  The renewal ratio increased 1.9 points and 1.7 points in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.  Through new business writings, Encompass is gradually changing the mix of business to states where the risk-return opportunities meet its requirements and reducing its concentration in states with greater exposure to hurricane catastrophes.

Esurance brand auto premiums written totaled $338 million in the second quarter of 2014, a 15.0% increase from $294 million in the second quarter of 2013, and $742 million in the first six months of 2014, an increase of 16.7% from $636 million in the first six months of 2013.  The increase was primarily due to a 15.9% or 192 thousand increase in PIF as of June 30, 2014 compared to June 30, 2013.  New issued applications increased 1.1% to 177 thousand in the second quarter of 2014 from 175 thousand in the second quarter of 2013, and 0.3% to 398 thousand in the first six months of 2014 from 397 thousand in the first six months of 2013.  An increase in quote volume driven by the new advertising program was offset by a decrease in conversion rate (the percentage of completed quotes to actual issued policies) primarily due to rate actions.  Average premium increased 3.3% in both the second quarter and first six months of 2014 compared to the same periods of 2013.  The renewal ratio decreased 1.6 points and 1.2 points in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.

Homeowners premiums written totaled $1.90 billion in the second quarter of 2014, a 4.9% increase from $1.81 billion in the second quarter of 2013, and $3.36 billion in the first six months of 2014, a 5.6% increase from $3.18 billion in the first six months of 2013.  Excluding the cost of catastrophe reinsurance, premiums written increased 3.7% and 4.1% in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.

	Allstate brand			Encompass brand		Esurance brand
Three months ended June 30,	2014		2013	2014	2013	2014
PIF (thousands)	6,069		6,097	364	341	2
Average premium (12 months)	$1,135		$1,109	$1,437	$1,362	$822
Renewal ratio (%) (12 months)	88.3		87.5	86.2	86.4	N/A
Approved rate changes (1):
# of states	11	(3)	8	12	15	N/A
Countrywide (%)	0.4		0.5	1.5	1.9	N/A
State specific (%) (2)	5.7		6.2	7.8	4.8	N/A

Six months ended June 30,
PIF (thousands)	6,069		6,097	364	341	2
Average premium (12 months)	$1,136		$1,107	$1,438	$1,355	$805
Renewal ratio (%) (12 months)	88.3		87.3	86.4	86.3	N/A
Approved rate changes (1):
# of states	17	(3)	22	12	18	N/A
Countrywide (%)	0.6		1.8	1.6	3.3	N/A
State specific (%) (2)	4.4		5.2	7.4	5.6	N/A

_____________

(1) Includes rate changes approved based on our net cost of reinsurance.  Rate changes for Allstate brand for the 2013 period exclude Canada.

(2) Based on historical premiums written in those states, rate changes approved for homeowners totaled $38 million and $51 million in the three months and six months ended June 30, 2014, respectively, compared to $41 million and $128 million in the three months and six months ended June 30, 2013, respectively.

(3) Includes 2 Canadian provinces.

N/A reflects not applicable.

Allstate brand homeowners premiums written totaled $1.77 billion in the second quarter of 2014, a 4.3% increase from $1.69 billion in the second quarter of 2013, and $3.11 billion in the first six months of 2014, a 4.9% increase from $2.96 billion in the first six months of 2013.  Factors impacting premiums written were the following:

–      0.5% or 28 thousand decrease in PIF as of June 30, 2014 compared to June 30, 2013 due to fewer policies available to renew.  Allstate brand homeowners PIF increased 0.1% or 6 thousand as of June 30, 2014 compared to March 31, 2014.

–      15.0% increase in new issued applications to 192 thousand in the second quarter of 2014 from 167 thousand in the second quarter of 2013, and 20.1% increase to 346 thousand in the first six months of 2014 from 288 thousand in the first six months of 2013.

–      2.3% and 2.6% increase in average premium in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013 primarily due to rate changes as well as increasing insured home valuations.

–      0.8 point and 1.0 point increase in the renewal ratio in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.

–      $18 million decrease in the cost of our catastrophe reinsurance program to $97 million in the second quarter of 2014 from $115 million in the second quarter of 2013, and $36 million decrease to $195 million in the first six months of 2014 from $231 million in the first six months of 2013.

Premiums written for Allstate’s House and Home® product, our redesigned homeowners new business offering currently available in 30 states, totaled $233 million in the second quarter of 2014 compared to $113 million in the second quarter of 2013, and $384 million in the first six months of 2014 compared to $169 million in the first six months of 2013.  Allstate House and Home® premiums written totaled $471 million in 2013.  Most House and Home policies are issued to customers new to Allstate homeowners policies.

Encompass brand homeowners premiums written totaled $136 million in the second quarter of 2014, a 13.3% increase from $120 million in the second quarter of 2013, and $246 million in the first six months of 2014, a 13.4% increase from $217 million in the first six months of 2013.  The increase was primarily due to a 6.7% or 23 thousand increase in PIF as of June 30, 2014 compared to June 30, 2013.  New issued applications decreased 9.1% to 20 thousand in the second quarter of 2014 from 22 thousand in the second quarter of 2013, and decreased 5.1% to 37 thousand in the first six months of 2014 from 39 thousand in the first six months of 2013 due to rate actions in certain states.  Average premium increased 5.5% and 6.1% in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.  The renewal ratio decreased 0.2 points and increased 0.1 points in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.

Esurance brand homeowners premiums written totaled $1 million and $2 million in the second quarter and first six months of 2014, respectively.  New issued applications totaled 1 thousand and 2 thousand in the second quarter and first six months of 2014, respectively.  As of June 30, 2014, Esurance is writing homeowners insurance in seven states with low hurricane risk.

Other personal lines  Allstate brand other personal lines premiums written totaled $416 million in the second quarter of 2014, a 2.5% increase from $406 million in the second quarter of 2013, and $767 million in the first six months of 2014, a 1.7% increase from $754 million in the first six months of 2013.  The increase primarily relates to renter and condominium insurance.

Commercial lines premiums written totaled $130 million in the second quarter of 2014, a 7.4% increase from $121 million in the second quarter of 2013, and $246 million in the first six months of 2014, a 5.6% increase from $233 million in the first six months of 2013.

Other business lines premiums written totaled $180 million in the second quarter of 2014, a 19.2% increase from $151 million in the second quarter of 2013, and $356 million in the first six months of 2014, a 25.4% increase from $284 million in the first six months of 2013.  The increase was primarily due to increased sales of vehicle service contracts at Allstate Dealer Services and new and expanded contracts where Allstate Roadside Services provides roadside assistance to a third party company’s customer base.

Underwriting results are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Premiums written	$7,547	$7,151	$14,516	$13,776
Premiums earned	$7,204	$6,862	$14,268	$13,632
Claims and claims expense	(5,140)	(4,738)	(9,896)	(9,195)
Amortization of DAC	(969)	(890)	(1,930)	(1,761)
Other costs and expenses	(900)	(942)	(1,868)	(1,898)
Restructuring and related charges	(3)	(19)	(7)	(43)
Underwriting income	$192	$273	$567	$735
Catastrophe losses	$936	$647	$1,381	$1,006

Underwriting income (loss) by line of business
Auto	$130	$154	$313	$350
Homeowners	(12)	76	185	308
Other personal lines	54	24	48	38
Commercial lines	8	11	3	30
Other business lines	15	13	23	19
Answer Financial	(3)	(5)	(5)	(10)
Underwriting income	$192	$273	$567	$735

Underwriting income (loss) by brand
Allstate brand	$299	$346	$777	$866
Encompass brand	(59)	(7)	(67)	(13)
Esurance brand	(45)	(61)	(138)	(108)
Answer Financial	(3)	(5)	(5)	(10)
Underwriting income	$192	$273	$567	$735

Allstate Protection had underwriting income of $192 million in the second quarter of 2014 compared to $273 million in the second quarter of 2013.  Homeowners underwriting loss was $12 million in the second quarter of 2014 compared to underwriting income of $76 million in the second quarter of 2013, primarily due to increased catastrophe losses, partially offset by increased premiums earned.  Auto underwriting income was $130 million in the second quarter of 2014 compared to $154 million in the second quarter of 2013, primarily due to increased catastrophe losses, increased loss costs excluding catastrophe losses, increased expenses and lower favorable reserve reestimates, partially offset by increased premiums earned.

Allstate Protection had underwriting income of $567 million in the first six months of 2014 compared to $735 million in the first six months of 2013.  Homeowners underwriting income was $185 million in the first six months of 2014 compared to $308 million in the first six months of 2013, primarily due to increased catastrophe losses and increased loss costs excluding catastrophe losses, partially offset by increased premiums earned.  Auto underwriting income was $313 million in the first six months of 2014 compared to $350 million in the first six months of 2013, primarily due to increased loss costs excluding catastrophe losses, increased expenses, increased catastrophe losses and lower favorable reserve reestimates, partially offset by increased premiums earned.  Commercial lines underwriting income was $3 million in the first six months of 2014 compared to $30 million in the first six months of 2013, primarily due to increased catastrophe losses, lower favorable reserve reestimates and increased expenses, partially offset by lower loss costs excluding catastrophe losses and increased premiums earned.

Catastrophe losses were $936 million and $1.38 billion in the second quarter and first six months of 2014, respectively, compared to $647 million and $1.01 billion in the second quarter and first six months of 2013, respectively.

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

Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended June 30, 2014
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	--	--%	$--	--%	--	$--
$101 million to $250 million	2	6.9	322	34.4	4.5	161
$50 million to $100 million	3	10.3	208	22.2	2.9	69
Less than $50 million	24	82.8	347	37.1	4.8	14
Total	29	100.0%	877	93.7	12.2	30
Prior year reserve reestimates			36	3.8	0.5
Prior quarter reserve reestimates			23	2.5	0.3
Total catastrophe losses			$936	100.0%	13.0

($ in millions)	Six months ended June 30, 2014
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	1	2.4%	$258	18.7%	1.8	$258
$101 million to $250 million	2	4.8	322	23.3	2.3	161
$50 million to $100 million	4	9.5	293	21.2	2.0	73
Less than $50 million	35	83.3	470	34.0	3.3	13
Total	42	100.0%	1,343	97.2	9.4	32
Prior year reserve reestimates			38	2.8	0.3
Total catastrophe losses			$1,381	100.0%	9.7

Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended June 30,				Six months ended June 30,
	2014	Number of events	2013	Number of events	2014	Number of events	2013	Number of events
Hurricanes/Tropical storms	$--	--	$15	1	$--	--	$15	1
Tornadoes	94	2	136	2	94	2	136	2
Wind/Hail	782	26	513	19	846	32	852	27
Wildfires	1	1	41	4	6	2	41	4
Other events	--	--	--	--	397	6	12	1
Prior year reserve reestimates	36		(18)		38		(50)
Prior quarter reserve reestimates	23		(40)		--		--
Total catastrophe losses	$936	29	$647	26	$1,381	42	$1,006	35

Catastrophe losses, including prior year reserve reestimates, excluding hurricanes named or numbered by the National Weather Service, fires following earthquakes and earthquakes totaled $1.39 billion and $1.07 billion in the first six months of 2014 and 2013, respectively.

Combined ratio Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.

	Three months ended June 30,								Six months ended June 30,
	Ratio (1)		Effect of catastrophe losses on combined ratio		Effect of prior year reserve reestimates on combined ratio		Effect of amortization of purchased intangible assets on combined ratio		Ratio (1)		Effect of catastrophe losses on combined ratio		Effect of prior year reserve reestimates on combined ratio		Effect of amortization of purchased intangible assets on combined ratio
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Allstate brand loss ratio:
Auto	70.1	68.8	4.1	1.9	(0.6)	(1.8)			69.0	68.3	2.3	1.5	(0.7)	(1.7)
Homeowners	76.1	71.1	38.7	32.5	2.1	1.0			69.5	65.7	30.0	25.6	1.4	1.8
Other personal lines	58.4	62.9	12.4	8.7	(3.4)	4.2			65.4	64.0	12.6	6.7	0.3	2.2
Commercial lines	64.5	61.1	8.3	4.4	(0.8)	(12.4)			68.8	57.3	8.2	1.3	(0.9)	(10.6)

Total Allstate brand loss ratio	70.3	68.4	13.1	9.8	(0.1)	(0.9)			68.5	66.7	9.8	7.7	(0.1)	(0.7)
Allstate brand expense ratio	25.1	26.1	--	--	--	--	--	--	25.5	26.3	--	--	--	--	--	--
Allstate brand combined ratio	95.4	94.5	13.1	9.8	(0.1)	(0.9)	--	--	94.0	93.0	9.8	7.7	(0.1)	(0.7)	--	--

Encompass brand loss ratio:
Auto	82.7	74.0	9.3	0.6	(3.7)	(3.2)			76.8	74.8	5.0	--	(4.0)	(3.5)
Homeowners	98.3	65.7	46.7	23.8	6.7	(1.0)			86.1	63.9	36.3	18.0	5.5	--
Other personal lines	80.8	87.5	7.7	12.5	3.8	8.3			80.8	83.7	9.6	10.2	1.9	10.2

Total Encompass brand loss ratio	88.7	72.1	23.7	10.1	1.0	(1.4)			80.7	71.6	17.5	7.4	0.1	(1.1)
Encompass brand expense ratio	30.5	30.3	--	--	--	--	--	--	30.2	30.7	--	--	--	--	--	--
Encompass brand combined ratio	119.2	102.4	23.7	10.1	1.0	(1.4)	--	--	110.9	102.3	17.5	7.4	0.1	(1.1)	--	--

Esurance brandloss ratio:
Auto	75.3	79.9	2.7	1.6	(1.4)	--			75.7	78.3	1.6	1.4	(1.1)	--
Other personal lines	100.0	100.0	--	--	--	--			50.0	100.0	--	--	--	--

Total Esurance brand loss ratio	75.4	79.9	2.7	1.6	(1.4)	--			75.6	78.3	1.6	1.4	(1.1)	--
Esurance brand expense ratio	36.9	39.8	--	--	--	--	3.3	5.2	43.9	40.0	--	--	--	--	3.3	5.3
Esurance brand combined ratio	112.3	119.7	2.7	1.6	(1.4)	--	3.3	5.2	119.5	118.3	1.6	1.4	(1.1)	--	3.3	5.3

Allstate Protection loss ratio	71.3	69.0	13.0	9.4	(0.1)	(0.9)			69.3	67.4	9.7	7.4	(0.2)	(0.7)
Allstate Protection expense ratio	26.0	27.0	--	--	--	--	0.2	0.3	26.7	27.2	--	--	--	--	0.2	0.3
Allstate Protection combined ratio	97.3	96.0	13.0	9.4	(0.1)	(0.9)	0.2	0.3	96.0	94.6	9.7	7.4	(0.2)	(0.7)	0.2	0.3

____________________________________________

(1) Ratios are calculated using the premiums earned for the respective line of business.

Auto loss ratio for the Allstate brand increased 1.3 points and 0.7 points in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to increased catastrophe losses and lower favorable reserve reestimates.

Claim frequencies (rate of claim occurrence per policy in force) in the bodily injury and property damage coverages decreased 2.8% and 2.4% in the second quarter of 2014, respectively, compared to the second quarter of 2013, and claim frequency in the bodily injury coverage and property damage decreased 1.6% and increased 1.2% in the first six months of 2014, respectively, compared to the first six months of 2013.  Frequencies in bodily injury and property damage performed within historical ranges.  Bodily injury and property damage coverage paid claim severities (average cost per claim) increased 1.3% and 4.4% in the second quarter of 2014, respectively, compared to second quarter of 2013, and increased 1.0% and 3.5% in the first six months of 2014, respectively, compared to the first six months of 2013.  Bodily injury severity in the second quarter and first six months of 2014 is showing only moderate growth compared to the historical Consumer Price Index trends after adjusting for geographic mix, age of claims and policy limit shifts.

Encompass brand auto loss ratio increased 8.7 points and 2.0 points in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, due to increased catastrophe losses.

Esurance brand auto loss ratio decreased 4.6 points and 2.6 points in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to lower claim severity, rate actions and favorable reserve reestimates related to personal injury protection losses.  Subsequent to the year of policy inception, in which advertising costs are expensed, Esurance’s annual combined ratio, excluding the amortization of purchased intangible assets, remains below 100.  We manage the business so that it is profitable over the life of the business, taking rate increases as appropriate.

Homeowners loss ratio for the Allstate brand increased 5.0 points to 76.1 in the second quarter of 2014 from 71.1 in the second quarter of 2013, primarily due to higher catastrophe losses and higher unfavorable reserve reestimates, partially offset by increased premiums earned.  Homeowners loss ratio increased 3.8 points to 69.5 in the first six months of 2014 from 65.7 in the first six months of 2013, primarily due to higher catastrophe losses and increased loss costs excluding catastrophe losses, partially offset by increased premiums earned.  Claim frequency excluding catastrophe losses increased 2.3% and 4.2% in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.  Paid claim severity excluding catastrophe losses increased 5.5% and 6.9% in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.

Encompass brand homeowners loss ratio increased 32.6 points and 22.2 points in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to higher catastrophe losses and higher non-catastrophe losses.  Several catastrophes occurred in areas where Encompass has a concentration of policyholders.  Excluding the impact of catastrophe losses, the Encompass brand homeowners loss ratio increased 9.7 points and increased 3.9 points in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to the impact of severe weather.

Expense ratio for Allstate Protection decreased 1.0 points and 0.5 points in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.  The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended June 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Amortization of DAC	13.8	13.2	19.2	17.8	2.7	2.6	13.5	13.0
Advertising expenses	2.7	3.2	0.6	0.7	14.5	16.2	3.2	3.7
Amortization of purchased intangible assets	--	--	--	--	3.3	5.2	0.2	0.3
Other costs and expenses	8.6	9.4	10.4	11.1	16.4	15.8	9.1	9.7
Restructuring and related charges	--	0.3	0.3	0.7	--	--	--	0.3
Total expense ratio	25.1	26.1	30.5	30.3	36.9	39.8	26.0	27.0

	Six months ended June 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Amortization of DAC	13.9	13.2	18.9	17.8	2.7	2.5	13.6	12.9
Advertising expenses	2.6	3.0	0.7	0.7	21.2	16.1	3.4	3.4
Amortization of purchased intangible assets	--	--	--	--	3.3	5.3	0.2	0.3
Other costs and expenses	9.0	9.8	10.4	11.7	16.7	16.1	9.5	10.3
Restructuring and related charges	--	0.3	0.2	0.5	--	--	--	0.3
Total expense ratio	25.5	26.3	30.2	30.7	43.9	40.0	26.7	27.2

Amortization of DAC increased in the second quarter and first six months of 2014 compared to the same periods of 2013.  Amortization of DAC primarily includes agent remuneration and premium taxes.  Allstate exclusive agent remuneration comprises a base commission, variable compensation and a bonus.  Variable compensation has two components: agency success factors (local presence, Allstate Financial product sales and licensed staff), which must be achieved in order to qualify for the second component, customer experience (customer satisfaction survey).  In addition, a bonus that is a percentage of premiums can be earned by agents.  To qualify for the bonus, agents must achieve a loss ratio and an amount of sales of Allstate Financial products.  The bonus is earned by achieving qualifying numbers of multi-category households and increases in Property-Liability policies in force and Allstate Financial policies in force.  The Allstate agent commissions and bonus were expensed as a component of DAC amortization at increasing levels during 2013 and continuing in 2014 as more agents successfully met the success factors.  In 2014, the bonus success factors were raised from 2013 levels commensurate with performance achieved in 2013, which was in excess of target amounts.

Advertising expenses decreased in the second quarter compared to the same period of 2013, primarily due to a change in seasonality of advertising spend.  Advertising expenses were comparable in the first six months of 2014 compared to the same period of 2013 due to lower spending for Allstate brand, offset by higher spending at Esurance related to a new campaign.

Other costs and expenses decreased in the second quarter and first six months of 2014 compared to the same periods of 2013, primarily due to lower employee related costs, including pension expense, for Allstate and Encompass brands, partially offset by increased expenses for Esurance brand.  Esurance continues to invest in geographic expansion of its products.  Esurance expanded its renters product since December 31, 2013 from 16 to 18 states, auto from 41 to 43 states, motorcycle from 6 to 9 states, and homeowners from 3 to 7 states.  The spending on expansion, which occurs prior to premiums being written, contributed approximately 1.8 points and 1.9 points to the expense ratio in the second quarter and first six months of 2014, respectively.  Other costs and expenses for

Esurance also includes certain costs relating to the acquisition of new business, such as salaries of telephone sales personnel and other underwriting costs.

Gain on disposition of $38 million in second quarter 2014 relates to the sale of Sterling Collision Centers, Inc.

Allstate Protection catastrophe reinsurance Our catastrophe reinsurance program allows us to continue to provide customers with insurance while protecting capital from the costs associated with major catastrophe losses.  It was designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide.  Our program provides reinsurance protection for catastrophes resulting from multiple perils, including hurricanes, windstorms, hail, tornados, earthquakes, fires following earthquakes, riots, freeze, and wildfires.  These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings while providing protection to our customers.  For a complete summary of the 2014 reinsurance placement, please read this in conjunction with the discussion and analysis in Part I. Item 2. of The Allstate Corporation Form 10-Q for the quarterly period ended March 31, 2014.

During the second quarter of 2014, we completed the placement of a 2014-1 Property Claim Service (“PCS”) Excess Catastrophe Reinsurance agreement that provides additional limits for our Nationwide Per Occurrence Excess Catastrophe Reinsurance program.  The placement of this agreement achieves, for the 2014 Nationwide Per Occurrence Excess Catastrophe program, $4.18 billion of reinsurance coverage subject to a $500 million retention for reinsured losses in all states other than Florida and New Jersey.  We also completed the placement of our Florida reinsurance program.

The 2014-1 PCS Excess Catastrophe Reinsurance agreement reinsures personal lines property and automobile excess catastrophe losses caused by hurricanes in 29 states and the District of Columbia, and earthquakes, including fires following earthquakes, in California, New York, and Washington. This agreement is placed with a Bermuda insurance company, Sanders Re Ltd. (“Sanders Re”), which completed an offering to unrelated investors of principal at risk, variable market rate notes to collateralize losses covered by the agreement.  Amounts payable under the agreement are based on insured industry losses as reported by PCS and further indexed by annual pay-out factors specific to personal lines property and automobile exposures in the agreement’s covered areas.  Reinsurance recoveries under the 2014-1 PCS Excess Catastrophe Reinsurance agreement are limited to our ultimate net loss from a PCS reported hurricane or earthquake event, in excess of each contract’s specific attachment level and subject to each contract’s limit.  The agreement comprises three contracts with each contract’s risk period beginning on May 22, 2014 and with two of the three contracts’ risk periods expiring on May 21, 2018 and one contract’s risk period expiring on May 21, 2019.  The placement of these contracts achieves, for the perils of hurricane and earthquakes, including fires following earthquakes, a $305 million limit or 63.28% of $482 million between a $2.95 billion to $3.44 billion layer; a $115 million limit or 34.74% of $331 million between a $3.50 billion to $3.83 billion layer; and a $330 million limit or 94.29% of $350 million between a $3.83 billion to $4.18 billion layer.   The contracts comprising the agreement contain a variable reset option which the ceding entities may elect to invoke for risk periods subsequent to the first risk period and which allows for the annual adjustment of each contract’s attachment and exhaustion levels within specified limits.  The variable reset option requires a premium adjustment for an increase or decrease in the updated modeled annual expected loss from the initial modeled annual expected loss.  The contracts do not include a reinstatement of limits.

The Florida component of our reinsurance program is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state. The Florida Excess Catastrophe Reinsurance agreement comprises six contracts which reinsure Castle Key Insurance Company (“CKIC”) and Castle Key Indemnity Company (“CKI”, and together with CKIC, “Castle Key”) for personal lines property excess catastrophe losses in Florida.  The agreement includes CKIC’s and CKI’s reimbursement contracts with the Florida Hurricane Catastrophe Fund (the “Mandatory FHCF contracts”).  All contracts comprising the agreement, except the Sanders Re 2014-2 Class A contract (“Sanders Re 2014-2 contract”), provide a one year term effective June 1, 2014 through May 31, 2015 with reinsurance premium subject to redetermination for exposure changes.  The Sanders Re 2014-2 contract is a three year term contract with a risk period effective June 1, 2014 through May 31, 2017.  Sanders Re utilized privately placed funding similarly employed for the 2014-1 PCS Excess Catastrophe Reinsurance agreement to provide collateral equal to the contract’s limit for qualified covered losses.  The Sanders Re 2014-2 contract contains a variable reset option which Castle Key may elect to invoke for the last two risk periods and which allows for annual adjustment of the contract’s attachment level, within specified limits, and at a corresponding premium adjustment.  With the exception of the Mandatory FHCF contracts and the Sanders

Re 2014-2 contract, all contracts provide reinsurance for qualifying losses to personal lines property arising out of multiple perils in addition to hurricanes.  The Mandatory FHCF Reimbursement contracts reinsure qualifying personal lines property losses caused by storms the National Hurricane Center declares to be hurricanes, and the Sanders Re 2014-2 contract reinsures qualifying losses to personal lines property caused by a Named Storm Event, a Severe Thunderstorm Event, or an Earthquake Event.  These Events are defined in the Sanders Re 2014-2 contract as Events declared by various reporting agencies, including PCS, and in the case of a Severe Thunderstorm Event, should PCS cease to report on Severe Thunderstorms, then such event will be deemed a Severe Thunderstorm if the Companies have assigned a catastrophe code to such Severe Thunderstorm.

The Mandatory FHCF contracts include an estimated maximum provisional limit of 90% of $190 million or $171 million, in excess of a provisional retention of $71 million, and also include reimbursement of up to 5% of eligible loss adjustment expenses.  The limit and retention of the Mandatory FHCF contracts are subject to re-measurement based on June 30, 2014 exposure data.  In addition, the FHCF’s retention is subject to adjustment upward or downward to an actual retention based on submitted exposures to the FHCF by all participants.  For each of the two largest hurricanes, the provisional retention is $71 million and a retention equal to one third of that amount, or approximately $24 million, is applicable to all other hurricanes for the season beginning June 1, 2014.  All the contracts comprising the Florida agreement are listed and described below:

•            Below FHCF contract – provides limits of $56 million in excess of $15 million and is 100% placed.  The first reinstatement of limits is prepaid and the second and final reinstatement requires additional premium.

•         Mandatory FHCF contracts – provide 90% of $190 million excess of a provisional retention of $71 million with no reinstatement of limits.  For each of the two largest hurricanes, the provisional retention is $71 million and retention equal to one third of that amount, or approximately $24 million, is applicable to all other hurricanes for the season beginning June 1, 2014.

•            FHCF Sliver contract – provides limits for the 10% co-participation of the mandatory FHCF coverage up to $19 million with no reinstatement of limits.

•            Excess contract – provides limits of $286 million in excess of $71 million (the FHCF retention), and in excess of an estimated $190 million limit (100% of the FHCF Sliver contract limit as opposed to its actual 10% placed limit of $19 million).  This contract is 100% placed with no reinstatement of limits.  This contract’s retention adjusts downward when qualifying losses consume the FHCF Sliver contract limit of $190 million which is deemed to have been placed, and thereafter further adjusts downward upon the exhaustion of any portion of the Below FHCF contract limit and once the Below the FHCF contract’s limits and the two reinstatements of these limits have been expended by qualifying losses.  When applying the dropdown adjustment, the qualifying losses are deemed to be those reinsured pursuant to the multiple perils coverage provided by the FHCF Sliver contract.

•            Sanders Re 2014-2 contract – provides limits of $200 million in excess of $71 million and in excess of “Stated Reinsurance,” as defined in the contract and, for the first annual period, consists of the Mandatory FHCF contracts as if each contract were 100% placed and the Excess contract.  Under the Sanders Re contract, Stated Reinsurance is deemed to be provided on a multiple perils basis pursuant to the terms of the non-FHCF contracts.  Further, the Stated Reinsurance includes an erosion feature which provides that upon the exhaustion of a portion of the Stated Reinsurance, coverage under the Sanders Re contract shall be concurrently placed above and contiguous to the unexhausted portion of the Stated Reinsurance, if any.

The total cost of our property catastrophe reinsurance programs during the first and second quarters of 2014 was $113 million and $112 million, respectively.  The total cost of our catastrophe reinsurance programs during 2013 was $133 million in the first quarter, $131 million in the second quarter, $110 million in the third quarter and $113 million in the fourth quarter.  These quarterly costs reflect premium re-measurements recognized in the quarter.

Reserve reestimates  The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2014 and 2013, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2014	2013
Auto	$11,616	$11,383
Homeowners	1,821	2,008
Other personal lines	1,512	1,596
Commercial lines	576	627
Other business lines	22	27
Total Allstate Protection	$15,547	$15,641

($ in millions, except ratios)	Three months ended June 30,				Six months ended June 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
	2014	2013	2014	2013	2014	2013	2014	2013
Auto	$(36)	$(79)	(0.5)	(1.2)	$(84)	$(149)	(0.6)	(1.1)
Homeowners	41	15	0.6	0.2	59	56	0.4	0.4
Other personal lines	(12)	18	(0.2)	0.3	3	22	--	0.2
Commercial lines	(1)	(14)	--	(0.2)	(2)	(24)	--	(0.2)
Other business lines	--	(1)	--	--	--	(4)	--	--
Total Allstate Protection (3)	$(8)	$(61)	(0.1)	(0.9)	$(24)	$(99)	(0.2)	(0.7)

Allstate brand	$(6)	$(57)	(0.1)	(0.8)	$(17)	$(93)	(0.1)	(0.7)
Encompass brand	3	(4)	0.1	(0.1)	1	(6)	--	--
Esurance brand	(5)	--	(0.1)	--	(8)	--	(0.1)	--
Total Allstate Protection	$(8)	$(61)	(0.1)	(0.9)	$(24)	$(99)	(0.2)	(0.7)

________________________________

(1)	Favorable reserve reestimates are shown in parentheses.
(2)	Ratios are calculated using Property-Liability premiums earned.
(3)

Prior year reserve reestimates included in catastrophe losses totaled $36 million and $38 million unfavorable in the three months and six months ended June 30, 2014, respectively, compared to $18 million and $50 million favorable in the three months and six months ended June 30, 2013, respectively.  The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio totaled 0.5 and 0.3 unfavorable in the three months and six months ended June 30, 2014, respectively, compared to 0.3 and 0.4 favorable in the three months and six months ended June 30, 2013, respectively.

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Premiums written	$--	$--	$--	$--

Premiums earned	$--	$--	$--	$--
Claims and claims expense	(2)	(3)	(5)	(6)
Operating costs and expenses	(1)	(1)	(1)	(2)
Underwriting loss	$(3)	$(4)	$(6)	$(8)

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed income securities	$212	$231	$427	$480
Equity securities	29	36	52	59
Mortgage loans	4	5	9	10
Limited partnership interests	102	89	177	166
Short-term investments	2	--	3	1
Other	19	8	33	16
Investment income, before expense	368	369	701	732
Investment expense	(17)	(26)	(38)	(48)
Net investment income	$351	$343	$663	$684

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed income securities: tax-exempt	2.7%	3.6%	2.7%	3.6%
Fixed income securities: tax-exempt equivalent	3.9	5.2	3.9	5.2
Fixed income securities: taxable	3.0	3.3	3.0	3.4
Equity securities	3.2	4.0	2.8	3.4
Mortgage loans	4.9	4.2	4.6	4.2
Limited partnership interests	15.3	11.8	12.9	11.1
Total portfolio	3.9	4.0	3.7	4.0

Net investment income increased 2.3% or $8 million to $351 million in the second quarter of 2014 from $343 million in the second quarter of 2013, primarily due to higher limited partnership income.  Net investment income decreased 3.1% or $21 million to $663 million in the first six months of 2014 from $684 million in the first six months of 2013, primarily due to lower fixed income yields, partially offset by higher average investment balances and higher limited partnership income.  The decrease in fixed income yields is primarily due to actions taken in 2013 to reduce interest rate risk.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Impairment write-downs	$(6)	$(17)	$(18)	$(25)
Change in intent write-downs	(25)	(26)	(85)	(46)
Net other-than-temporary impairment losses recognized in earnings	(31)	(43)	(103)	(71)
Sales	289	346	428	497
Valuation and settlements of derivative instruments	(8)	2	(22)	(9)
Realized capital gains and losses, pre-tax	250	305	303	417
Income tax expense	(89)	(108)	(108)	(147)
Realized capital gains and losses, after-tax	$161	$197	$195	$270

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•                  Net income available to common shareholders was $145 million and $307 million in the second quarter and first six months of 2014, respectively, compared to $190 million and $336 million in the second quarter and first six months of 2013, respectively.

•                  Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $514 million in the second quarter of 2014, a decrease of 9.2% from $566 million in the second quarter of 2013, and $1.11 billion in the first six months of 2014, a decrease of 2.2% from $1.14 billion in the first six months of 2013.

•              Investments totaled $39.53 billion as of June 30, 2014, reflecting an increase of $429 million from $39.11 billion as of December 31, 2013.  Investments as of December 31, 2013 excluded investments classified as held for sale.  Net investment income decreased 15.0% to $538 million in the second quarter of 2014 and 7.1% to $1.18 billion in the first six months of 2014 from $633 million and $1.27 billion in the second quarter and first six months of 2013, respectively.

•                  Net realized capital losses totaled $10 million and $9 million in the second quarter and first six months of 2014, respectively, compared to net realized capital gains of $57 million and $76 million in the second quarter and first six months of 2013, respectively.

•                  Contractholder funds totaled $23.47 billion as of June 30, 2014, reflecting a decrease of $832 million from $24.30 billion as of December 31, 2013.

•               On April 1, 2014, we closed the sale of LBL, LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.  The loss on disposition increased by $13 million, after-tax, and $31 million, after-tax, in the three months and six months ended June 30, 2014, respectively.

ALLSTATE FINANCIAL SEGMENT

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Life and annuity premiums and contract charges	$518	$579	$1,125	$1,158
Net investment income	538	633	1,178	1,268
Realized capital gains and losses	(10)	57	(9)	76
Total revenues	1,046	1,269	2,294	2,502

Costs and expenses
Life and annuity contract benefits	(413)	(471)	(901)	(929)
Interest credited to contractholder funds	(212)	(311)	(519)	(656)
Amortization of DAC	(66)	(71)	(140)	(146)
Operating costs and expenses	(112)	(140)	(230)	(288)
Restructuring and related charges	(1)	(1)	(3)	(3)
Total costs and expenses	(804)	(994)	(1,793)	(2,022)

(Loss) gain on disposition of operations	(8)	1	(67)	3
Income tax expense	(89)	(86)	(127)	(147)
Net income available to common shareholders	$145	$190	$307	$336

Life insurance	$59	$70	$130	$133
Accident and health insurance	27	25	54	49
Annuities and institutional products	59	95	123	154
Net income available to common shareholders	$145	$190	$307	$336

Allstate Life and Retirement	$114	$162	$249	$283
Allstate Benefits	31	28	58	53
Net income available to common shareholders	$145	$190	$307	$336

Investments as of June 30			$39,534	$52,581

Net income available to common shareholders was $145 million in the second quarter of 2014 compared to $190 million in the second quarter of 2013.  The decline primarily relates to the reduction in business due to the sale of LBL on April 1, 2014.  Excluding results of the LBL business for second quarter 2013 of $28 million, net income available to common shareholders decreased $17 million in the second quarter of 2014 compared to the second quarter of 2013, primarily due to higher net investment income, higher life and annuity premiums and contract charges and lower operating costs and expenses being more than offset by net realized capital losses in second quarter 2014 compared to net realized capital gains in second quarter 2013 and the increase in the loss on disposition related to the LBL sale.

Net income available to common shareholders was $307 million in the first six months of 2014 compared to $336 million in the first six months of 2013.  The decline primarily relates to the reduction in business due to the sale of LBL on April 1, 2014.  Excluding results of the LBL business for second quarter 2013 of $28 million, net income available to common shareholders decreased $1 million in the first six months of 2014 compared to the first six months of 2013, primarily due to higher life and annuity premiums and contract charges, lower interest credited to contractholder funds, higher net investment income and lower operating costs and expenses being more than offset by net realized capital losses in first six months of 2014 compared to net realized capital gains in first six months of 2013, the increase in the loss on disposition related to the LBL sale and higher life and annuity contract benefits.

Analysis of revenues   Total revenues decreased 17.6% or $223 million and 8.3% or $208 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $218 million, total revenues decreased $5 million in the second quarter of 2014 compared to the second quarter of 2013, primarily due to net realized capital losses in second quarter 2014 compared to net realized capital gains in second quarter 2013, partially offset by higher net investment income and higher life and annuity premiums and contract charges.  Excluding results of the LBL business for second quarter 2013 of $218 million, total revenues increased $10 million in the first six months of 2014 compared to the first six months of 2013, primarily due to higher life and annuity premiums and contract charges and higher net investment income, partially offset by realized capital losses in first six months of 2014 compared to net realized capital gains in first six months of 2013.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Underwritten products
Traditional life insurance premiums	$117	$111	$237	$220
Accident and health insurance premiums	--	6	6	12
Interest-sensitive life insurance contract charges	177	245	427	495
Subtotal – Allstate Life and Retirement	294	362	670	727
Traditional life insurance premiums	8	8	15	15
Accident and health insurance premiums	187	173	376	347
Interest-sensitive life insurance contract charges	25	23	49	46
Subtotal – Allstate Benefits	220	204	440	408
Total underwritten products	514	566	1,110	1,135

Annuities
Immediate annuities with life contingencies premiums	--	9	5	16
Other fixed annuity contract charges	4	4	10	7
Total annuities	4	13	15	23

Life and annuity premiums and contract charges (1)	$518	$579	$1,125	$1,158

______________

(1)

Contract charges related to the cost of insurance totaled $135 million and $179 million for the second quarter of 2014 and 2013, respectively, and $322 million and $359 million in the first six months of 2014 and 2013, respectively.

Total premiums and contract charges decreased 10.5% or $61 million and 2.8% or $33 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $82 million, premiums and contract charges increased $21 million and $49 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to growth in Allstate Benefits accident and health insurance business and increased traditional life insurance premiums due to higher renewals and sales through Allstate agencies, partially offset by lower premiums on immediate annuities with life contingencies due to discontinuing new sales January 1, 2014.

Allstate agencies and exclusive financial specialists continue to sell LBL life products until Allstate Financial transitions these products to an Allstate company.  LBL life business sold through the Allstate agency channel and all LBL payout annuity business continues to be reinsured and serviced by Allstate Life Insurance Company (“ALIC”).  Following the closing of the sale, LBL was rated A- from A.M. Best and BBB+ from Standard & Poor’s (“S&P”).  ALIC is rated A+ by A.M. Best, A+ by S&P and A1 by Moody’s.

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Contractholder funds, beginning balance	$23,989	$38,807	$24,304	$39,319
Contractholder funds classified as held for sale, beginning balance	10,661	--	10,945	--
Total contractholder funds, including those classified as held for sale	34,650	38,807	35,249	39,319

Deposits
Interest-sensitive life insurance	246	328	564	714
Fixed annuities	56	281	183	568
Total deposits	302	609	747	1,282

Interest credited	212	314	520	664

Benefits, withdrawals, maturities and other adjustments
Benefits	(289)	(399)	(669)	(794)
Surrenders and partial withdrawals	(554)	(845)	(1,266)	(1,736)
Maturities of and interest payments on institutional products	--	(1,797)	--	(1,798)
Contract charges	(199)	(274)	(480)	(551)
Net transfers from separate accounts	1	5	4	6
Other adjustments (1)	11	(63)	29	(35)
Total benefits, withdrawals, maturities and other adjustments	(1,030)	(3,373)	(2,382)	(4,908)

Contractholder funds sold in LBL disposition	(10,662)	--	(10,662)	--

Contractholder funds, ending balance	$23,472	$36,357	$23,472	$36,357

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

Contractholder funds decreased 2.2% and 3.4% in the second quarter and first six months of 2014, respectively, compared to decreases of 6.3% and 7.5% in the same periods of 2013, respectively.  The decreases in the 2014 periods reflect no longer offering fixed annuity products beginning January 1, 2014.

Contractholder deposits decreased 50.4% and 41.7% in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to no longer offering fixed annuity products beginning January 1, 2014, as well as lower deposits on interest-sensitive life insurance due to the LBL sale.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 34.4% to $554 million in the second quarter of 2014 and 27.1% to $1.27 billion in the first six months of 2014 from $845 million and $1.74 billion in the second quarter and first six months of 2013, respectively.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 9.5% in the first six months of 2014 compared to 10.7% in the same period of 2013.

Maturities of and interest payments on institutional products included a $1.75 billion maturity in second quarter 2013.

Net investment income decreased 15.0% or $95 million to $538 million in the second quarter of 2014 and 7.1% or $90 million to $1.18 billion in the first six months of 2014 from $633 million and $1.27 billion in the second quarter and first six months of 2013, respectively.  Excluding results of the LBL business for second quarter 2013 of $136 million, net investment income increased $41 million and $46 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to higher limited partnership income, partially offset by lower average investment balances.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Impairment write-downs	$--	$(16)	$(4)	$(18)
Change in intent write-downs	(14)	(1)	(19)	(8)
Net other-than-temporary impairment losses recognized in earnings	(14)	(17)	(23)	(26)
Sales	1	62	9	83
Valuation and settlements of derivative instruments	3	12	5	19
Realized capital gains and losses, pre-tax	(10)	57	(9)	76
Income tax benefit (expense)	4	(20)	3	(27)
Realized capital gains and losses, after-tax	$(6)	$37	$(6)	$49

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses   Total costs and expenses decreased 19.1% or $190 million in the second quarter of 2014 and 11.3% or $229 million in the first six months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $176 million, total costs and expenses decreased $14 million and $53 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to lower interest credited to contractholder funds and lower operating costs and expenses, partially offset by higher life and annuity contract benefits.

Life and annuity contract benefits decreased 12.3% or $58 million in the second quarter of 2014 and 3.0% or $28 million in the first six months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $62 million, life and annuity contract benefits increased $4 million and $34 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to growth at Allstate Benefits and worse mortality experience on life insurance in the first quarter of 2014.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $130 million and $260 million in the second quarter and first six months of 2014, respectively, compared to $130 million and $263 million in the second quarter and first six months of 2013, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Life insurance	$82	$68	$153	$152
Accident and health insurance	(3)	(5)	(4)	(7)
Annuities	(19)	(16)	(39)	(33)
Subtotal – Allstate Life and Retirement	60	47	110	112
Life insurance	4	7	7	9
Accident and health insurance	100	91	203	182
Subtotal – Allstate Benefits	104	98	210	191
Total benefit spread	$164	$145	$320	$303

Benefit spread increased 13.1% or $19 million in the second quarter of 2014 compared to the same period of 2013, primarily due to higher life insurance premiums, better mortality experience on life insurance and growth in Allstate Benefits accident and health insurance.  Benefit spread increased 5.6% or $17 million in the first six months of 2014 compared to the same periods of 2013, primarily due to premium growth in Allstate Benefits accident and health insurance.

Interest credited to contractholder funds decreased 31.8% or $99 million in the second quarter of 2014 and 20.9% or $137 million in the first six months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $89 million, interest credited to contractholder funds decreased $10 million and $48 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $4 million and $21 million in the second quarter and first six months of 2014, respectively, compared to a $5 million decrease and a $4 million increase in the second quarter and first six months of 2013, respectively.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Annuities and institutional products	$98	$88	$208	$147
Life insurance	23	23	51	46
Accident and health insurance	2	4	6	7
Net investment income on investments supporting capital	68	64	137	135
Subtotal – Allstate Life and Retirement	191	179	402	335
Life insurance	3	2	5	6
Accident and health insurance	2	3	5	6
Net investment income on investments supporting capital	4	3	8	6
Subtotal – Allstate Benefits	9	8	18	18
Investment spread before valuation changes on embedded derivatives that are not hedged	200	187	420	353
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(4)	5	(21)	(4)
Total investment spread	$196	$192	$399	$349

Investment spread before valuation changes on embedded derivatives that are not hedged increased 7.0% or $13 million in the second quarter of 2014 and 19.0% or $67 million in the first six months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $51 million, investment spread before valuation changes on embedded derivatives that are not hedged increased $64 million in the second quarter of 2014 and $118 million in the first six months of 2014 compared to the same periods of 2013, primarily due to higher limited partnership income and lower crediting rates, partially offset by the continued managed reduction in our spread-based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.  For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale were included for periods prior to April 1, 2014.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2014	2013	2014	2013	2014	2013
Interest-sensitive life insurance	5.3%	5.1%	4.0%	3.8%	1.3%	1.3%
Deferred fixed annuities and institutional products	4.4	4.7	2.8	2.9	1.6	1.8
Immediate fixed annuities with and without life contingencies	8.0	6.8	5.9	6.0	2.1	0.8
Investments supporting capital, traditional life and other products	4.8	3.8	n/a	n/a	n/a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2014	2013	2014	2013	2014	2013
Interest-sensitive life insurance	5.3%	5.2%	3.9%	3.9%	1.4%	1.3%
Deferred fixed annuities and institutional products	4.4	4.6	2.9	3.0	1.5	1.6
Immediate fixed annuities with and without life contingencies	7.8	6.5	6.0	6.0	1.8	0.5
Investments supporting capital, traditional life and other products	4.4	4.0	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	June 30,
	2014	2013
Immediate fixed annuities with life contingencies	$8,916	$8,895
Other life contingent contracts and other	3,772	5,347
Reserve for life-contingent contract benefits	$12,688	$14,242

Interest-sensitive life insurance	$7,812	$11,121
Deferred fixed annuities	11,778	20,878
Immediate fixed annuities without life contingencies	3,559	3,773
Institutional products	85	85
Other	238	500
Contractholder funds	$23,472	$36,357

Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$65	$65	$139	$141
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	1	6	1	5
Amortization acceleration for changes in assumptions (“DAC unlocking”)	--	--	--	--
Total amortization of DAC	$66	$71	$140	$146

_______________

(1) The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 7.0% or $5 million in the second quarter of 2014 and 4.1% or $6 million in the first six months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $12 million, amortization of DAC increased $7 million and $6 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.  The increase in the second quarter was primarily due to higher amortization on interest-sensitive life insurance resulting from increased gross profits.  The increase in the six month period was primarily due to higher amortization on accident and health insurance resulting from growth.

Operating costs and expenses decreased 20.0% or $28 million in the second quarter of 2014 and 20.1% or $58 million in the first six months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $13 million, operating costs and expenses decreased $15 million and $45 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Non-deferrable commissions	$22	$25	$53	$51
General and administrative expenses	77	100	148	206
Taxes and licenses	13	15	29	31
Total operating costs and expenses	$112	$140	$230	$288

Restructuring and related charges	$1	$1	$3	$3

General and administrative expenses decreased 23.0% or $23 million in the second quarter of 2014 and 28.2% or $58 million in the first six months of 2014 compared to the same periods of 2013, primarily due to the sale of LBL on April 1, 2014, lower employee related expenses, lower net Allstate agencies distribution channel expenses reflecting increased fees from sales of third party financial products, and lower technology and marketing costs.

INVESTMENTS HIGHLIGHTS

•                 Investments totaled $82.56 billion as of June 30, 2014, increasing from $81.16 billion as of December 31, 2013.

•                  Unrealized net capital gains totaled $3.90 billion as of June 30, 2014, increasing from $2.70 billion as of December 31, 2013.

•                  Net investment income was $898 million in the second quarter of 2014, a decrease of 8.7% from $984 million in the second quarter of 2013, and $1.86 billion in the first six months of 2014, a decrease of 5.6% from $1.97 billion in the first six months of 2013.

•                  Net realized capital gains were $240 million in the second quarter of 2014 compared to $362 million in the second quarter of 2013, and $294 million in the first six months of 2014 compared to $493 million in the first six months of 2013.

INVESTMENTS

The composition of the investment portfolios as of June 30, 2014 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$30,444	76.7%	$29,900	75.6%	$2,290	68.2%	$62,634	75.9%
Equity securities (2)	4,072	10.3	1,322	3.4	--	--	5,394	6.5
Mortgage loans	373	0.9	3,801	9.6	--	--	4,174	5.1
Limited partnership interests (3)	2,438	6.2	1,866	4.7	5	0.1	4,309	5.2
Short-term investments(4)	812	2.0	1,038	2.6	1,064	31.7	2,914	3.5
Other	1,531	3.9	1,607	4.1	--	--	3,138	3.8
Total	$39,670	100.0%	$39,534	100.0%	$3,359	100.0%	$82,563	100.0%

_______________

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $29.72 billion, $27.47 billion, $2.26 billion and $59.45 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2) Equity securities are carried at fair value.  Cost basis for these securities was $3.49 billion, $1.17 billion and $4.66 billion for Property-Liability, Allstate Financial and in Total, respectively.

(3) We have commitments to invest in additional limited partnership interests totaling $1.25 billion, $1.28 billion and $2.53 billion for Property-Liability, Allstate Financial and in Total, respectively.

(4) Short-term investments are carried at fair value.  Amortized cost basis for these investments was $812 million, $1.04 billion, $1.06 billion and $2.91 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(5) Balances reflect the elimination of related party investments between segments.

Total investments increased to $82.56 billion as of June 30, 2014, from $81.16 billion as of December 31, 2013, primarily due to favorable fixed income valuations resulting from a decrease in risk-free interest rates and tightening credit spreads and proceeds from the issuance of preferred stock, partially offset by common share repurchases and the reclassification of tax credit funds from limited partnership interests to other assets.

The Property-Liability investment portfolio increased to $39.67 billion as of June 30, 2014, from $39.64 billion as of December 31, 2013, primarily due to favorable fixed income valuations and a $700 million return of capital paid by ALIC to Allstate Insurance Company (“AIC”), partially offset by dividends paid by AIC to The Allstate Corporation (the “Corporation”) and the reclassification of tax credit funds from limited partnership interests to other assets.

The Allstate Financial investment portfolio increased to $39.53 billion as of June 30, 2014, from $39.11 billion as of December 31, 2013, primarily due to higher fixed income valuations, partially offset by a $700 million return of capital paid by ALIC to AIC and the reclassification of tax credit funds from limited partnership interests to other assets.

The Corporate and Other investment portfolio increased to $3.36 billion as of June 30, 2014, from $2.41 billion as of December 31, 2013, primarily due to dividends paid by AIC to the Corporation and proceeds from the issuance of preferred stock, partially offset by common share repurchases and dividends paid to shareholders.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of June 30, 2014	Percent to total investments	Fair value as of December 31, 2013	Percent to total investments
U.S. government and agencies	$4,853	5.9%	$2,913	3.6%
Municipal	8,561	10.4	8,723	10.8
Corporate	41,467	50.2	40,603	50.0
Foreign government	1,676	2.0	1,824	2.2
Asset-backed securities (“ABS”)	3,943	4.8	4,518	5.6
Residential mortgage-backed securities (“RMBS”)	1,362	1.7	1,474	1.8
Commercial mortgage-backed securities (“CMBS”)	746	0.9	829	1.0
Redeemable preferred stock	26	--	26	0.1
Total fixed income securities	$62,634	75.9%	$60,910	75.1%

As of June 30, 2014, 88.4% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of June 30, 2014.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$4,853	$146	$--	$--	$4,853	$146

Municipal
Tax exempt	4,813	133	107	6	4,920	139
Taxable	3,578	416	63	(3)	3,641	413

Corporate
Public	26,561	1,428	4,073	165	30,634	1,593
Privately placed	9,176	550	1,657	42	10,833	592

Foreign government	1,676	107	--	--	1,676	107

ABS
Collateralized debt obligations (“CDO”)	1,129	3	189	(7)	1,318	(4)
Consumer and other asset-backed securities (“Consumer and other ABS”)	2,600	43	25	1	2,625	44

RMBS
U.S. government sponsored entities (“U.S. Agency”)	343	14	--	--	343	14
Prime residential mortgage-backed securities (“Prime”)	108	2	322	38	430	40
Alt-A residential mortgage-backed securities (“Alt-A”)	15	1	333	34	348	35
Subprime residential mortgage-backed securities (“Subprime”)	6	--	235	10	241	10

CMBS	489	24	257	30	746	54

Redeemable preferred stock	26	4	--	--	26	4
Total fixed income securities	$55,373	$2,871	$7,261	$316	$62,634	$3,187

Municipal bonds, including tax exempt and taxable securities, totaled $8.56 billion as of June 30, 2014 with an unrealized net capital gain of $552 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Corporate bonds, including publicly traded and privately placed, totaled $41.47 billion as of June 30, 2014, with an unrealized net capital gain of $2.19 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

ABS, including CDO and Consumer and other ABS, totaled $3.94 billion as of June 30, 2014, with 94.6% rated investment grade and an unrealized net capital gain of $40 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

CDO totaled $1.32 billion as of June 30, 2014, with 85.7% rated investment grade and an unrealized net capital loss of $4 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.

Consumer and other ABS totaled $2.63 billion as of June 30, 2014, with 99.0% rated investment grade.  Consumer and other ABS consists of $967 million of consumer auto, $688 million of credit card and $970 million of other ABS with unrealized net capital gains of $7 million, $5 million and $32 million, respectively.

RMBS totaled $1.36 billion as of June 30, 2014, with 34.7% rated investment grade and an unrealized net capital gain of $99 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.  The non-agency portfolio totaled $1.02 billion as of June 30, 2014, with 12.7% rated investment grade and an unrealized net capital gain of $85 million.

CMBS totaled $746 million as of June 30, 2014, with 65.5% rated investment grade and an unrealized net capital gain of $54 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 93.0% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

Mortgage loans  Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, totaled $4.17 billion as of June 30, 2014 and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and other funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  Tax credit funds were reclassified from limited partnership interests to other assets as of June 30, 2014 since the return on these funds is in the form of tax credits rather than investment income.  These tax credit funds totaled $592 million as of June 30, 2014.  The following table presents information about our limited partnership interests as of June 30, 2014.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Other funds	Total
Cost method of accounting (“Cost”)	$871	$286	$--	$1,157
Equity method of accounting (“EMA”)	1,760	1,231	161	3,152
Total	$2,631	$1,517	$161	$4,309

Number of managers	99	45	13
Number of individual funds	174	95	18
Largest exposure to single fund	$107	$278	$89

(1) Includes $520 million of infrastructure and real asset funds.

The following tables show the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended June 30,
	2014				2013
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$50	$73	$123	$(2)	$35	$23	$58	$(7)
Real estate funds	14	41	55	(4)	10	67	77	(1)
Tax credit funds	--	4	4	--	--	(12)	(12)	--
Other funds	2	11	13	--	--	3	3	--
Total	$66	$129	$195	$(6)	$45	$81	$126	$(8)

	Six months ended June 30,
	2014				2013
	Cost	EMA	Total Income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$86	$143	$229	$(12)	$55	$71	$126	$(7)
Real estate funds	28	65	93	(7)	16	95	111	(1)
Tax credit funds	--	--	--	--	--	(16)	(16)	--
Other funds	2	13	15	--	--	12	12	--
Total	$116	$221	$337	$(19)	$71	$162	$233	$(8)

Limited partnership interests produced income, excluding impairment write-downs, of $195 million and $337 million in the three months and six months ended June 30, 2014, respectively, compared to $126 million and $233 million in the three months and six months ended June 30, 2013, respectively.  Higher EMA limited partnership income resulted from favorable equity valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on private equity/debt funds and real estate funds are generally on a three month delay and the income recognition on other funds is primarily on a one month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $3.90 billion as of June 30, 2014 compared to $2.70 billion as of December 31, 2013.  The increase for fixed income securities was primarily due to a decrease in risk-free interest rates and tightening credit spreads, partially offset by the realization of unrealized net capital gains through sales.  The increase for equity securities was primarily due to positive equity market performance, partially offset by the realization of unrealized net capital gains through sales.  The following table presents unrealized net capital gains and losses.

($ in millions)	June 30, 2014	December 31, 2013
U.S. government and agencies	$146	$122
Municipal	552	277
Corporate	2,185	1,272
Foreign government	107	88
ABS	40	27
RMBS	99	71
CMBS	54	41
Redeemable preferred stock	4	4
Fixed income securities	3,187	1,902
Equity securities	736	624
Derivatives	(19)	(18)
EMA limited partnerships	(5)	(3)
Investments classified as held for sale	--	190
Unrealized net capital gains and losses, pre-tax	$3,899	$2,695

The unrealized net capital gain for the fixed income portfolio totaled $3.19 billion and comprised $3.36 billion of gross unrealized gains and $169 million of gross unrealized losses as of June 30, 2014.  This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.90 billion, comprised of $2.48 billion of gross unrealized gains and $573 million of gross unrealized losses as of December 31, 2013.

Gross unrealized gains and losses on fixed income securities by type and sector as of June 30, 2014 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Banking	$3,404	$93	$(29)	$3,468
Consumer goods (cyclical and non-cyclical)	9,344	435	(15)	9,764
Capital goods	3,959	244	(14)	4,189
Utilities	5,026	516	(13)	5,529
Basic industry	2,215	114	(6)	2,323
Technology	2,439	85	(6)	2,518
Energy	4,818	301	(4)	5,115
Financial services	2,915	145	(4)	3,056
Communications	2,933	173	(3)	3,103
Transportation	1,508	129	(3)	1,634
Other	721	48	(1)	768
Total corporate fixed income portfolio	39,282	2,283	(98)	41,467

U.S. government and agencies	4,707	147	(1)	4,853
Municipal	8,009	572	(20)	8,561
Foreign government	1,569	108	(1)	1,676
ABS	3,903	68	(28)	3,943
RMBS	1,263	117	(18)	1,362
CMBS	692	57	(3)	746
Redeemable preferred stock	22	4	--	26
Total fixed income securities	$59,447	$3,356	$(169)	$62,634

The banking, consumer goods, capital goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2014.  In general, the gross unrealized losses are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

The unrealized net capital gain for the equity portfolio totaled $736 million and comprised $745 million of gross unrealized gains and $9 million of gross unrealized losses as of June 30, 2014.  This is compared to an unrealized net capital gain for the equity portfolio totaling $624 million, comprised of $658 million of gross unrealized gains and $34 million of gross unrealized losses as of December 31, 2013.

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed income securities	$584	$740	$1,289	$1,502
Equity securities	35	39	63	64
Mortgage loans	71	93	152	191
Limited partnership interests	195	126	337	233
Short-term investments	3	1	4	3
Other	44	39	86	76
Investment income, before expense	932	1,038	1,931	2,069
Investment expense	(34)	(54)	(74)	(102)
Net investment income	$898	$984	$1,857	$1,967

Net investment income decreased 8.7% or $86 million in the second quarter of 2014 and 5.6% or $110 million in the first six months of 2014 compared to the same periods of 2013, primarily due to lower average investment balances relating to the sale of LBL on April 1, 2014 and lower fixed income yields, partially offset by higher limited partnership income.  Net investment income in the second quarter and first six months of 2014 includes $36 million and $77 million, respectively, related to prepayment fee income and litigation proceeds compared to $37 million and $79 million in the second quarter and first six months of 2013, respectively.  These items may vary significantly from period to period and may not recur.  Higher EMA limited partnership income resulted from favorable equity valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Impairment write-downs	$(6)	$(33)	$(22)	$(43)
Change in intent write-downs	(39)	(27)	(104)	(54)
Net other-than-temporary impairment losses recognized in earnings	(45)	(60)	(126)	(97)
Sales	290	408	437	580
Valuations and settlements of derivative instruments	(5)	14	(17)	10
Realized capital gains and losses, pre-tax	240	362	294	493
Income tax expense	(86)	(128)	(105)	(174)
Realized capital gains and losses, after-tax	$154	$234	$189	$319

Impairment write-downs, which includes changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed income securities	$2	$(11)	$(4)	$(41)
Equity securities	(2)	(5)	(3)	(9)
Mortgage loans	--	(9)	4	17
Limited partnership interests	(6)	(8)	(19)	(8)
Other investments	--	--	--	(2)
Impairment write-downs	$(6)	$(33)	$(22)	$(43)

Impairment write-downs on fixed income securities for the six months ended June 30, 2014 were primarily driven by municipal bonds impacted by issuer specific circumstances.  Limited partnership write-downs primarily related to cost method limited partnerships that experienced declines in portfolio valuations deemed to be other than temporary.

Change in intent write-downs totaling $39 million and $104 million in the three months and six months ended June 30, 2014, respectively, were primarily related to ongoing portfolio management of our equity securities and the decision to sell certain limited partnership investments for which the transactions are anticipated to be completed in 2014.

Sales generated $290 million and $437 million of net realized capital gains in the three months and six months ended June 30, 2014, respectively, primarily related to equity and fixed income securities in connection with ongoing portfolio management.

Valuation and settlements of derivative instruments generated net realized capital losses of $5 million and $17 million for the three months and six months ended June 30, 2014, respectively, primarily composed of losses on equity futures used for risk management due to increases in equity indices.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholders’ equity as of June 30, 2014 was $22.87 billion, an increase of 6.5% from $21.48 billion as of December 31, 2013.

•                  On January 2, 2014 and April 1, 2014, we paid common shareholder dividends of $0.25 and $0.28, respectively.  On May 20, 2014, we declared a common shareholder dividend of $0.28 to be payable on July 1, 2014, and on July 22, 2014, we declared a common shareholder dividend of $0.28 to be payable on October 1, 2014.

•                  In June 2014, we issued 10,000 shares of 6.25% Noncumulative Perpetual Preferred Stock for gross proceeds of $250 million.

•                  On March 21, 2014, we entered into an accelerated share repurchase agreement (“ASR”) with Barclays Bank PLC (“Barclays”) and Barclays Capital Inc., as Barclays’ agent, to purchase $750 million of our outstanding common stock.  The ASR settled on July 29, 2014.

•                  As of June 30, 2014, there was $1.51 billion remaining on our common share repurchase program prior to the settlement of the ASR.  During the first six months of 2014, we repurchased 8.9 million common shares for $490 million in the market and 11.37 million shares under an ASR, pursuant to which we paid a prepayment amount of $750 million.  We received 1.77 million shares at the settlement of the ASR on July 29, 2014.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	June 30, 2014	December 31, 2013
Preferred stock, common stock, retained income and other shareholders’ equity items	$21,306	$20,434
Accumulated other comprehensive income	1,566	1,046
Total shareholders’ equity	22.872	21,480
Debt	5,846	6,201
Total capital resources	$28,718	$27,681

Ratio of debt to shareholders’ equity	25.6%	28.9%
Ratio of debt to capital resources	20.4%	22.4%

Shareholders’ equity increased in the first six months of 2014, primarily due to net income, the issuance of preferred stock and increased unrealized net capital gains on investments, partially offset by common share repurchases and dividends paid to shareholders.

Preferred stock  In March 2014, we issued 29,900 shares of 6.625% Noncumulative Perpetual Preferred Stock for gross proceeds of $747.5 million.  The proceeds of this issuance were used for general corporate purposes.

In June 2014, we issued 10,000 shares of 6.25% Noncumulative Perpetual Preferred Stock for gross proceeds of $250 million.  The proceeds of this issuance will be used for general corporate purposes.

On January 15, 2014, we paid a dividend on our 5.625% preferred stock for the dividend period from October 15, 2013 through January 14, 2014 and on our 6.75% preferred stock for the dividend period from September 30, 2013 through January 14, 2014.  On April 15, 2014, we paid dividends on our 5.625% and 6.75% preferred stock for the dividend period from January 15, 2014 through April 14, 2014 and on our 6.625% (series D) preferred stock for the dividend period from December 16, 2013 through April 14, 2014.  On May 20, 2014, we declared dividends on our 5.625%, 6.75% and 6.625% (series D) preferred stock for the dividend period from April 15, 2014 through July 14, 2014 to be payable on July 15, 2014 and on our 6.625% (series E) preferred stock for the dividend period from March 3, 2014 through July 14, 2014 to be payable on July 15, 2014.

Debt  The next debt maturity is on August 15, 2014 when $650 million of 5.00% Senior Notes are due.  This is expected to be paid from available funds.

Capital resources comprise an increasing mix of preferred stock and subordinated debt due to issuances in 2013 and 2014 and the completion of a tender offer to repurchase debt in 2013.  As of June 30, 2014, capital resources includes $1.75 billion or 6.1% of preferred stock and $2.05 billion or 7.1% of subordinated debt, a total of 13.2% compared to 10.2% as of December 31, 2013 and 3.8% as of December 31, 2012.  This increases our strategic flexibility by decreasing our debt to shareholders’ equity ratio, which is one determinant of borrowing capacity.

Common share repurchases  As of June 30, 2014, our $2.5 billion common share repurchase program that commenced in February 2014 had $1.51 billion remaining and is expected to be completed by August 31, 2015.  On March 21, 2014, we entered into an ASR with Barclays and Barclays Capital Inc., as Barclays’ agent, to purchase $750 million of our outstanding common stock.  During the first six months of 2014, we repurchased 8.9 million common shares for $490 million in the market and 11.37 million shares under the ASR, pursuant to which we paid a prepayment amount of $750 million.  We received 1.77 million shares at the settlement of the ASR on July 29, 2014.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.  Rating agencies continue to give favorable treatment in capitalization to preferred stock and subordinated debt, of which Allstate had $3.80 billion as of June 30, 2014 compared to $2.83 billion as of December 31, 2013 and $1.00 billion as of December 31, 2012.  In January 2014, A.M. Best affirmed The Allstate Corporation’s debt and commercial paper ratings of a- and AMB-1, respectively, and our insurance entities financial strength ratings of A+ for AIC and ALIC.  The outlook for AIC and ALIC remained stable.  In June 2014, S&P affirmed The Allstate Corporation’s debt and commercial paper ratings of A- and A-2, respectively, and our insurance entities financial strength ratings of AA- for AIC and A+ for ALIC.  The outlook for all entities remained stable.  There have been no changes to our debt, commercial paper and insurance financial strength ratings from Moody’s since December 31, 2013.

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

Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $3.61 billion as of June 30, 2014 comprising cash and investments that are generally saleable within one quarter.  The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.  This provides funds for the parent company’s fixed charges and other corporate purposes.

In the first six months of 2014, AIC paid dividends totaling $1.85 billion to its parent, Allstate Insurance Holdings, LLC (“AIH”), who then paid the same amount of dividends to the Corporation.  In the second quarter of 2014, ALIC paid a $700 million return of capital to AIC.

Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.  We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration.  As of June 30, 2014, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.

The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions.  In the first six months of 2014, we did not defer interest payments on the subordinated debentures.

The Corporation has access to additional borrowing to support liquidity as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2014, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  In April 2014, we amended the maturity date of this facility to April 2019 and also amended our option to extend the expiration by one year to the first and second anniversary of the amendment, upon approval of existing or replacement lenders.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 13.8% as of June 30, 2014.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the second quarter and first six months of 2014.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on April 30, 2012.  We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 466 million shares of treasury stock as of June 30, 2014), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $23.47 billion as of June 30, 2014.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2014.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,737	15.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	6,518	27.8
Market value adjustments (2)	2,846	12.1
Subject to discretionary withdrawal without adjustments (3)	10,371	44.2
Total contractholder funds (4)	$23,472	100.0%

(1)	Includes $2.77 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)

$2.11 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 6, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	83% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)	Includes $874 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 36.3% and 49.6% in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 9.5% and 10.7% in the first six months of 2014 and 2013, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

The following table summarizes consolidated cash flow activities by segment for the first six months ended June 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$954	$865	$355	$463	$(108)	$225	$1,201	$1,553
Investing activities	342	184	1,602	2,642	(923)	(174)	1,021	2,652
Financing activities	(26)	29	(1,263)	(3,168)	(719)	(1,238)	(2,008)	(4,377)
Net increase (decrease) in consolidated cash							$214	$(172)

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Higher cash provided by operating activities in the first six months of 2014 compared to the first six months of 2013 was primarily due to increased premiums and lower contributions to benefit plans, partially offset by higher claim payments and the proceeds received in 2013 from the surrender of company owned life insurance.

Higher cash provided by investing activities in the first six months of 2014 compared to the first six months of 2013 was the result of increased sales of securities and a decrease in short-term investments which exceeded cash used for purchases of securities and lower investment collections.  Increased sales and purchases of securities resulted from more active portfolio management.

Allstate Financial  Lower cash provided by operating activities in the first six months of 2014 compared to the first six months of 2013 was primarily due to lower net investment income and higher income tax payments, partially offset by higher premiums on accident and health and traditional life insurance products.

Lower cash was provided by investing activities in the first six months of 2014 compared to the first six months of 2013 as proceeds from the sale of LBL were more than offset by lower collections resulting from the funding of a large institutional product maturity in 2013.

Lower cash used in financing activities in the first six months of 2014 compared to the first six months of 2013 was primarily due to a $1.75 billion institutional product maturity in 2013 and lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks below), in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of The Allstate Corporation Annual Report on Form 10-K for 2013.

The financial strength ratings of LBL could have an adverse effect on the marketability of product offerings

Following the closing of the sale, LBL was rated A- from A. M. Best and BBB+ from S&P as an independent company.  It is no longer a subsidiary of The Allstate Corporation consolidated group and as a result, its ratings are not made on the same basis and may not be considered by policyholders in the same manner when purchasing or surrendering policies.

The LBL sale price is subject to re-estimate

As is typical in dispositions of businesses, the final calculation of the ultimate proceeds of the LBL disposition is determined by the closing balance sheet of the disposed business which is prepared in accordance with the terms of the sale agreement and subject to review and approval by the buyer.  As a result, the ultimate loss on disposition is subject to re-estimate upon completion of review and approval by the buyer and the Company and, accordingly, such loss on disposition may exceed the amount which has previously been disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
April 1, 2014 - April 30, 2014	864,303	$ 56.1535	847,023	$1.6 billion
May 1, 2014 - May 31, 2014	807,531	$ 57.9342	802,736	$1.6 billion
June 1, 2014- June 30, 2014	809,202	$ 58.9218	808,689	$1.5 billion
Total	2,481,036	$ 57.6360	2,458,448

(1) In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

April:     17,280

May:      4,795

June:      513

(2) From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3) On February 19, 2014, we announced the approval of a share repurchase program for $2.50 billion, to be completed by August 31, 2015.

Item 6.  Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

July 30, 2014	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Designations with respect to the Preferred Stock, Series F of the Registrant, dated June 11, 2014	8-K	1-11840	3.1	June 12, 2014
4.1

The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

4.2	Deposit Agreement, dated June 12, 2014, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series F)	8-K	1-11840	4.1	June 12, 2014
4.3	Form of Preferred Stock Certificate, Series F (included as Exhibit A to Exhibit 3.1 above)	8-K	1-11840	4.2	June 12, 2014
4.4	Form of Depositary Receipt, Series F (included as Exhibit A to 4.2 above)	8-K	1-11840	4.3	June 12, 2014
10.1	The Allstate Corporation Annual Executive Incentive Plan	Proxy	1-11840	App. B	April 7, 2014
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated July 30, 2014, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

E-1