Form 10-Q
period 2014-09-30
ALLSTATE CORP
filed 2014-10-29
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 15, 2014, the registrant had 419,433,284 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL INFORMATION

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$7,307	$6,972	$21,575	$20,604
Life and annuity premiums and contract charges	512	584	1,637	1,742
Net investment income	823	950	2,680	2,917
Realized capital gains and losses:
Total other-than-temporary impairment losses	(53)	(96)	(177)	(178)
Portion of loss recognized in other comprehensive income	--	8	(2)	(7)
Net other-than-temporary impairment losses recognized in earnings	(53)	(88)	(179)	(185)
Sales and other realized capital gains and losses	347	47	767	637
Total realized capital gains and losses	294	(41)	588	452
	8,936	8,465	26,480	25,715
Costs and expenses
Property-liability insurance claims and claims expense	4,909	4,427	14,810	13,628
Life and annuity contract benefits	433	498	1,334	1,427
Interest credited to contractholder funds	198	317	717	973
Amortization of deferred policy acquisition costs	1,030	1,026	3,100	2,933
Operating costs and expenses	1,068	937	3,185	3,129
Restructuring and related charges	3	13	13	59
Loss on extinguishment of debt	--	9	1	489
Interest expense	78	83	249	280
	7,719	7,310	23,409	22,918

Loss on disposition of operations	(27)	(646)	(77)	(644)

Income from operations before income tax expense	1,190	509	2,994	2,153

Income tax expense	409	193	968	694

Net income	781	316	2,026	1,459

Preferred stock dividends	31	6	75	6

Net income available to common shareholders	$750	$310	$1,951	$1,453

Earnings per common share:

Net income available to common shareholders per common share - Basic	$1.77	$0.67	$4.49	$3.10

Weighted average common shares - Basic	424.5	461.1	435.0	468.2

Net income available to common shareholders per common share - Diluted	$1.74	$0.66	$4.42	$3.07

Weighted average common shares - Diluted	431.2	467.1	441.6	473.8

Cash dividends declared per common share	$0.28	$0.25	$0.84	$0.75

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net income	$781	$316	$2,026	$1,459

Other comprehensive income (loss), after-tax

Changes in:

Unrealized net capital gains and losses	(323)	63	181	(1,120)

Unrealized foreign currency translation adjustments	(17)	13	(20)	(20)

Unrecognized pension and other postretirement benefit cost	12	684	31	775

Other comprehensive income (loss), after-tax	(328)	760	192	(365)

Comprehensive income	$453	$1,076	$2,218	$1,094

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30, 2014	December 31, 2013

Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $59,616 and $59,008)	$62,313	$60,910
Equity securities, at fair value (cost $3,877 and $4,473)	4,335	5,097
Mortgage loans	4,143	4,721
Limited partnership interests	4,348	4,967
Short-term, at fair value (amortized cost $2,463 and $2,393)	2,463	2,393
Other	3,119	3,067
Total investments	80,721	81,155
Cash	885	675
Premium installment receivables, net	5,604	5,237
Deferred policy acquisition costs	3,516	3,372
Reinsurance recoverables, net	7,555	7,621
Accrued investment income	595	624
Property and equipment, net	1,012	1,024
Goodwill	1,219	1,243
Other assets	2,682	1,937
Separate Accounts	4,521	5,039
Assets held for sale	--	15,593
Total assets	$108,310	$123,520
Liabilities
Reserve for property-liability insurance claims and claims expense	$22,350	$21,857
Reserve for life-contingent contract benefits	12,482	12,386
Contractholder funds	22,848	24,304
Unearned premiums	11,728	10,932
Claim payments outstanding	814	631
Deferred income taxes	1,076	635
Other liabilities and accrued expenses	4,967	5,156
Long-term debt	5,195	6,201
Separate Accounts	4,521	5,039
Liabilities held for sale	--	14,899
Total liabilities	85,981	102,040
Commitments and Contingent Liabilities (Note 12)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand and 32.3 thousand shares issued and outstanding, $1,805 and $807.5 aggregate liquidation preference	1,746	780
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 419 million and 449 million shares outstanding	9	9
Additional capital paid-in	3,059	3,143
Retained income	37,164	35,580
Deferred ESOP expense	(31)	(31)
Treasury stock, at cost (481 million and 451 million shares)	(20,856)	(19,047)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	70	50
Other unrealized net capital gains and losses	1,970	1,698
Unrealized adjustment to DAC, DSI and insurance reserves	(213)	(102)
Total unrealized net capital gains and losses	1,827	1,646
Unrealized foreign currency translation adjustments	18	38
Unrecognized pension and other postretirement benefit cost	(607)	(638)
Total accumulated other comprehensive income	1,238	1,046
Total shareholders’ equity	22,329	21,480
Total liabilities and shareholders’ equity	$108,310	$123,520

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)	Nine months ended September 30,
	2014	2013
Preferred stock par value	(unaudited)
Balance, beginning of period	$--	$--
Preferred stock issuance	--	--
Balance, end of period	--	--

Preferred stock additional capital paid-in
Balance, beginning of period	780	--
Preferred stock issuance	966	650
Balance, end of period	1,746	650

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,143	3,162
Forward contract on accelerated share repurchase agreement	(113)	--
Equity incentive plans activity	29	(35)
Balance, end of period	3,059	3,127

Retained income
Balance, beginning of period	35,580	33,783
Net income	2,026	1,459
Dividends on common stock	(367)	(351)
Dividends on preferred stock	(75)	(6)
Balance, end of period	37,164	34,885

Deferred ESOP expense
Balance, beginning of period	(31)	(41)
Payments	--	2
Balance, end of period	(31)	(39)

Treasury stock
Balance, beginning of period	(19,047)	(17,508)
Shares acquired	(2,054)	(1,395)
Shares reissued under equity incentive plans, net	245	241
Balance, end of period	(20,856)	(18,662)

Accumulated other comprehensive income
Balance, beginning of period	1,046	1,175
Change in unrealized net capital gains and losses	181	(1,120)
Change in unrealized foreign currency translation adjustments	(20)	(20)
Change in unrecognized pension and other postretirement benefit cost	31	775
Balance, end of period	1,238	810
Total shareholders’ equity	$22,329	$20,780

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine months ended September 30,
	2014	2013
Cash flows from operating activities	(unaudited)
Net income	$2,026	$1,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	277	246
Realized capital gains and losses	(588)	(452)
Loss on extinguishment of debt	1	489
Loss on disposition of operations	77	644
Interest credited to contractholder funds	717	973
Changes in:
Policy benefits and other insurance reserves	50	(787)
Unearned premiums	822	670
Deferred policy acquisition costs	(189)	(208)
Premium installment receivables, net	(386)	(300)
Reinsurance recoverables, net	(110)	294
Income taxes	175	455
Other operating assets and liabilities	(307)	(412)
Net cash provided by operating activities	2,565	3,071
Cash flows from investing activities
Proceeds from sales
Fixed income securities	27,648	15,354
Equity securities	5,263	2,231
Limited partnership interests	1,084	676
Mortgage loans	10	20
Other investments	292	93
Investment collections
Fixed income securities	2,787	4,879
Mortgage loans	868	783
Other investments	158	213
Investment purchases
Fixed income securities	(30,650)	(16,645)
Equity securities	(4,208)	(2,565)
Limited partnership interests	(892)	(911)
Mortgage loans	(218)	(423)
Other investments	(652)	(880)
Change in short-term investments, net	265	(544)
Change in other investments, net	58	92
Purchases of property and equipment, net	(207)	(116)
Disposition (acquisition) of operations	378	(24)
Net cash provided by investing activities	1,984	2,233
Cash flows from financing activities
Proceeds from issuance of long-term debt	--	2,267
Repayments of long-term debt	(1,006)	(2,605)
Proceeds from issuance of preferred stock	965	651
Contractholder fund deposits	926	1,608
Contractholder fund withdrawals	(2,831)	(5,458)
Dividends paid on common stock	(360)	(237)
Dividends paid on preferred stock	(56)	--
Treasury stock purchases	(2,189)	(1,385)
Shares reissued under equity incentive plans, net	204	108
Excess tax benefits on share-based payment arrangements	22	33
Other	(14)	(10)
Net cash used in financing activities	(4,339)	(5,028)
Cash classified as held for sale	--	(13)
Net increase in cash	210	263
Cash at beginning of period	675	806
Cash at end of period	$885	$1,069

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

The condensed consolidated financial statements and notes as of September 30, 2014 and for the three-month and nine-month periods ended September 30, 2014 and 2013 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.

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

The computation of basic and diluted earnings per common share is presented in the following table.

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$781	$316	$2,026	$1,459
Less: Preferred stock dividends	31	6	75	6
Net income available to common shareholders	$750	$310	$1,951	$1,453

Denominator:
Weighted average common shares outstanding	424.5	461.1	435.0	468.2
Effect of dilutive potential common shares:
Stock options	4.8	4.2	4.7	3.9
Restricted stock units (non-participating) and performance stock awards	1.9	1.8	1.9	1.7
Weighted average common and dilutive potential common shares outstanding	431.2	467.1	441.6	473.8

Earnings per common share - Basic	$1.77	$0.67	$4.49	$3.10
Earnings per common share - Diluted	$1.74	$0.66	$4.42	$3.07

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 3.3 million and 8.4 million Allstate common shares, with exercise prices ranging from $49.96 to $62.42 and $41.16 to $62.42, were outstanding for the three-month periods ended September 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share in those periods.  Options to purchase 4.5 million and 13.0 million Allstate common shares, with exercise prices ranging from $45.61 to $62.42 and $39.05 to $62.42, were outstanding for the nine-month periods ended September 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share in those periods.

3.  Disposition

On April 1, 2014, the Company completed the sale of Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.  The gross sale price was $797 million, representing $596 million of cash and the retention of tax benefits.  The loss on disposition increased by $28 million, pre-tax, ($29 million, after-tax) and $100 million, pre-tax, ($60 million, after-tax) in the three months and nine months ended September 30, 2014, respectively.  The loss on disposition in the three months ended September 30, 2014 included the finalization of certain tax balances and other adjustments.  The loss on disposition in the nine months ended September 30, 2014 included a $22 million, pre-tax, reduction in goodwill.

In conjunction with the sale, the Company was required to establish a trust relating to the business that LBL continues to cede to ALIC.  This trust is required to have assets greater than or equal to the statutory reserves ceded by LBL to ALIC, measured on a monthly basis.  As of September 30, 2014, the trust holds $5.08 billion of investments, which are reported in the statement of financial position.

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

4.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $105 million and $271 million for the nine months ended September 30, 2014 and 2013, respectively.  Non-cash financing activities include $46 million and $93 million related to the issuance of Allstate common shares for vested restricted stock units for the nine months ended September 30, 2014 and 2013, respectively.

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

($ in millions)	Nine months ended September 30,
	2014	2013
Net change in proceeds managed
Net change in short-term investments	$(162)	$156
Operating cash flow (used) provided	(162)	156
Net change in cash	7	(3)
Net change in proceeds managed	$(155)	$153

Net change in liabilities
Liabilities for collateral, beginning of period	$(624)	$(808)
Liabilities for collateral, end of period	(779)	(655)
Operating cash flow provided (used)	$155	$(153)

5.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
September 30, 2014
U.S. government and agencies	$4,181	$132	$(4)	$4,309
Municipal	7,978	580	(23)	8,535
Corporate	39,329	1,930	(188)	41,071
Foreign government	1,597	97	(1)	1,693
Asset-backed securities (“ABS”)	4,691	50	(32)	4,709
Residential mortgage-backed securities (“RMBS”)	1,185	118	(14)	1,289
Commercial mortgage-backed securities (“CMBS”)	633	51	(3)	681
Redeemable preferred stock	22	4	--	26
Total fixed income securities	$59,616	$2,962	$(265)	$62,313

December 31, 2013
U.S. government and agencies	$2,791	$129	$(7)	$2,913
Municipal	8,446	364	(87)	8,723
Corporate	39,331	1,659	(387)	40,603
Foreign government	1,736	99	(11)	1,824
ABS	4,491	71	(44)	4,518
RMBS	1,403	101	(30)	1,474
CMBS	788	48	(7)	829
Redeemable preferred stock	22	4	--	26
Total fixed income securities	$59,008	$2,475	$(573)	$60,910

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of September 30, 2014:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$3,440	$3,482
Due after one year through five years	25,684	26,410
Due after five years through ten years	15,629	16,319
Due after ten years	8,354	9,423
	53,107	55,634
ABS, RMBS and CMBS	6,509	6,679
Total	$59,616	$62,313

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed income securities	$581	$721	$1,870	$2,223
Equity securities	28	30	91	94
Mortgage loans	54	99	206	290
Limited partnership interests	162	106	499	339
Short-term investments	1	1	5	4
Other	41	44	127	120
Investment income, before expense	867	1,001	2,798	3,070
Investment expense	(44)	(51)	(118)	(153)
Net investment income	$823	$950	$2,680	$2,917

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed income securities	$23	$24	$121	$175
Equity securities	213	(51)	474	261
Mortgage loans	2	(6)	3	19
Limited partnership interests	59	2	10	(1)
Derivatives	(8)	(12)	(27)	(2)
Other	5	2	7	--
Realized capital gains and losses	$294	$(41)	$588	$452

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Impairment write-downs	$10	$(18)	$(12)	$(61)
Change in intent write-downs	(63)	(70)	(167)	(124)
Net other-than-temporary impairment losses recognized in earnings	(53)	(88)	(179)	(185)
Sales	355	59	792	639
Valuation and settlements of derivative instruments	(8)	(12)	(25)	(2)
Realized capital gains and losses	$294	$(41)	$588	$452

Gross gains of $353 million and $109 million and gross losses of $48 million and $58 million were realized on sales of fixed income and equity securities during the three months ended September 30, 2014 and 2013, respectively.  Gross gains of $866 million and $760 million and gross losses of $111 million and $142 million were realized on sales of fixed income and equity securities during the nine months ended September 30, 2014 and 2013, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(3)	$--	$(3)	$(9)	$--	$(9)
Corporate	(6)	1	(5)	(6)	1	(5)
ABS	--	--	--	(3)	--	(3)
RMBS	3	(1)	2	9	(3)	6
Total fixed income securities	(6)	--	(6)	(9)	(2)	(11)
Equity securities	(63)	--	(63)	(149)	--	(149)
Mortgage loans	2	--	2	6	--	6
Limited partnership interests	14	--	14	(25)	--	(25)
Other-than-temporary impairment losses	$(53)	$--	$(53)	$(177)	$(2)	$(179)

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(6)	$--	$(6)	$(23)	$(5)	$(28)
ABS	--	--	--	--	(1)	(1)
RMBS	(4)	4	--	(5)	2	(3)
CMBS	(9)	4	(5)	(29)	(3)	(32)
Total fixed income securities	(19)	8	(11)	(57)	(7)	(64)
Equity securities	(67)	--	(67)	(118)	--	(118)
Mortgage loans	(6)	--	(6)	11	--	11
Limited partnership interests	(2)	--	(2)	(10)	--	(10)
Other	(2)	--	(2)	(4)	--	(4)
Other-than-temporary impairment losses	$(96)	$8	$(88)	$(178)	$(7)	$(185)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amounts exclude $239 million and $260 million as of September 30, 2014 and December 31, 2013, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2014	December 31, 2013
Municipal	$(9)	$(9)
Corporate	(1)	--
ABS	(6)	(10)
RMBS	(111)	(152)
CMBS	(5)	(12)
Total	$(132)	$(183)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$(424)	$(564)	$(513)	$(617)
Additional credit loss for securities previously other-than-temporarily impaired	(1)	(6)	(2)	(30)
Additional credit loss for securities not previously other-than-temporarily impaired	(5)	(2)	(8)	(19)
Reduction in credit loss for securities disposed or collected	28	43	61	136
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	--	--	--
Change in credit loss due to accretion of increase in cash flows	1	--	2	1
Reduction in credit loss for securities sold in LBL disposition	--	--	59	--
Ending balance	$(401)	$(529)	$(401)	$(529)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
September 30, 2014	value	Gains	Losses	gains (losses)
Fixed income securities	$62,313	$2,962	$(265)	$2,697
Equity securities	4,335	477	(19)	458
Short-term investments	2,463	--	--	--
Derivative instruments (1)	(4)	1	(9)	(8)
Equity method (“EMA”) limited partnerships (2)				(5)
Unrealized net capital gains and losses, pre-tax				3,142
Amounts recognized for:
Insurance reserves (3)				(169)
DAC and DSI (4)				(158)
Amounts recognized				(327)
Deferred income taxes				(988)
Unrealized net capital gains and losses, after-tax				$1,827

(1)	Included in the fair value of derivative instruments are $1 million classified as assets and $5 million classified as liabilities.
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

($ in millions)	Fair	Gross unrealized		Unrealized net
December 31, 2013	value	Gains	Losses	gains (losses)
Fixed income securities	$60,910	$2,475	$(573)	$1,902
Equity securities	5,097	658	(34)	624
Short-term investments	2,393	--	--	--
Derivative instruments (1)	(13)	1	(19)	(18)
EMA limited partnerships				(3)
Investments classified as held for sale				190
Unrealized net capital gains and losses, pre-tax				2,695
Amounts recognized for:
Insurance reserves				--
DAC and DSI				(158)
Amounts recognized				(158)
Deferred income taxes				(891)
Unrealized net capital gains and losses, after-tax				$1,646

(1)	Included in the fair value of derivative instruments are $1 million classified as assets and $14 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the nine months ended September 30, 2014 is as follows:

($ in millions)
Fixed income securities	$795
Equity securities	(166)
Derivative instruments	10
EMA limited partnerships	(2)
Investments classified as held for sale	(190)
Total	447
Amounts recognized for:
Insurance reserves	(169)
DAC and DSI	--
Amounts recognized	(169)
Deferred income taxes	(97)
Increase in unrealized net capital gains and losses, after-tax	$181

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
September 30, 2014
Fixed income securities
U.S. government and agencies	18	$1,761	$(4)	3	$22	$--	$(4)
Municipal	86	359	(7)	38	227	(16)	(23)
Corporate	535	6,974	(89)	163	1,767	(99)	(188)
Foreign government	7	90	--	1	19	(1)	(1)
ABS	83	2,055	(9)	28	393	(23)	(32)
RMBS	68	53	(1)	200	189	(13)	(14)
CMBS	5	4	--	4	42	(3)	(3)
Total fixed income securities	802	11,296	(110)	437	2,659	(155)	(265)
Equity securities	353	932	(18)	1	12	(1)	(19)
Total fixed income and equity securities	1,155	$12,228	$(128)	438	$2,671	$(156)	$(284)

Investment grade fixed income securities	532	$9,199	$(50)	353	$2,219	$(102)	$(152)
Below investment grade fixed income securities	270	2,097	(60)	84	440	(53)	(113)
Total fixed income securities	802	$11,296	$(110)	437	$2,659	$(155)	$(265)

December 31, 2013
Fixed income securities
U.S. government and agencies	22	$700	$(7)	--	$--	$--	$(7)
Municipal	315	2,065	(41)	38	208	(46)	(87)
Corporate	796	10,375	(308)	54	550	(79)	(387)
Foreign government	36	262	(9)	1	18	(2)	(11)
ABS	85	1,715	(10)	43	429	(34)	(44)
RMBS	134	149	(4)	175	247	(26)	(30)
CMBS	8	22	--	7	52	(7)	(7)
Total fixed income securities	1,396	15,288	(379)	318	1,504	(194)	(573)
Equity securities	158	982	(34)	1	--	--	(34)
Total fixed income and equity securities	1,554	$16,270	$(413)	319	$1,504	$(194)	$(607)

Investment grade fixed income securities	1,217	$14,019	$(340)	221	$975	$(116)	$(456)
Below investment grade fixed income securities	179	1,269	(39)	97	529	(78)	(117)
Total fixed income securities	1,396	$15,288	$(379)	318	$1,504	$(194)	$(573)

As of September 30, 2014, $237 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $237 million, $128 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standards and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

As of September 30, 2014, the remaining $47 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $24 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $47 million, $22 million are related to below investment grade fixed income securities and $1 million are related to equity securities.  Of these amounts, $11 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2014.

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

As of September 30, 2014, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of September 30, 2014, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of September 30, 2014 and December 31, 2013, the carrying value of equity method limited partnerships totaled $3.20 billion and $3.52 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

As of September 30, 2014 and December 31, 2013, the carrying value for cost method limited partnerships was $1.14 billion and $1.44 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.

Tax credit funds were reclassified from limited partnership interests to other assets as of June 30, 2014 since the return on these funds is in the form of tax credits rather than investment income.  These tax credit funds totaled $576 million as of September 30, 2014.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2014.

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

($ in millions)	September 30, 2014			December 31, 2013
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$186	$--	$186	$153	$--	$153
1.0 - 1.25	379	--	379	613	--	613
1.26 - 1.50	1,241	2	1,243	1,233	2	1,235
Above 1.50	2,304	21	2,325	2,562	77	2,639
Total non-impaired mortgage loans	$4,110	$23	$4,133	$4,561	$79	$4,640

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2014	December 31, 2013
Impaired mortgage loans with a valuation allowance	$10	$81
Impaired mortgage loans without a valuation allowance	--	--
Total impaired mortgage loans	$10	$81
Valuation allowance on impaired mortgage loans	$7	$21

The average balance of impaired loans was $30 million and $90 million for the nine months ended September 30, 2014 and 2013, respectively.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$9	$21	$21	$42
Net (decrease) increase in valuation allowance	(2)	6	(6)	(11)
Charge offs	--	--	(8)	(4)
Mortgage loans classified as held for sale	--	(2)	--	(2)
Ending balance	$7	$25	$7	$25

Payments on all mortgage loans were current as of September 30, 2014 and December 31, 2013.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2014
Assets
Fixed income securities:
U.S. government and agencies	$3,245	$1,058	$6		$4,309
Municipal	--	8,245	290		8,535
Corporate	--	40,135	936		41,071
Foreign government	--	1,693	--		1,693
ABS	--	4,535	174		4,709
RMBS	--	1,288	1		1,289
CMBS	--	627	54		681
Redeemable preferred stock	--	26	--		26
Total fixed income securities	3,245	57,607	1,461		62,313
Equity securities	3,959	293	83		4,335
Short-term investments	584	1,879	--		2,463
Other investments: Free-standing derivatives	--	82	3	$(12)	73
Separate account assets	4,521	--	--		4,521
Other assets	--	--	1		1
Total recurring basis assets	12,309	59,861	1,548	(12)	73,706
Non-recurring basis (1)	--	--	28		28
Total assets at fair value	$12,309	$59,861	$1,576	$(12)	$73,734
% of total assets at fair value	16.7%	81.2%	2.1%	-- %	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$(321)		$(321)
Other liabilities: Free-standing derivatives	(1)	(52)	(9)	$19	(43)
Total liabilities at fair value	$(1)	$(52)	$(330)	$19	$(364)
% of total liabilities at fair value	0.3%	14.3%	90.6%	(5.2) %	100.0%

_______________

(1)        Includes $28 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

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

_______________

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

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2014
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(269)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%

December 31, 2013
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.75%
Liabilities held for sale – Equity-indexed and forward starting options	$(246)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.91%

If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of September 30, 2014 and December 31, 2013, Level 3 fair value measurements include $1.12 billion and $1.27 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $182 million and $208 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  As of December 31, 2013, Level 3 fair value measurements for assets held for sale include $319 million of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$6	$--	$--	$--	$--
Municipal	302	--	(7)	--	--
Corporate	965	4	(14)	23	--
ABS	142	1	1	--	(20)
RMBS	1	--	--	--	--
CMBS	55	(1)	--	--	--
Total fixed income securities	1,471	4	(20)	23	(20)
Equity securities	19	--	--	--	--
Free-standing derivatives, net	(5)	--	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$1,486	$4	$(20)	$23	$(20)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(331)	$9	$--	$--	$--
Total recurring Level 3 liabilities	$(331)	$9	$--	$--	$--
	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2014
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$--	$6
Municipal	5	(15)	--	5	290
Corporate	24	(12)	--	(54)	936
ABS	55	--	--	(5)	174
RMBS	--	--	--	--	1
CMBS	3	--	--	(3)	54
Total fixed income securities	87	(27)	--	(57)	1,461
Equity securities	64	--	--	--	83
Free-standing derivatives, net	--	--	--	(1)	(6)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$151	$(27)	$--	$(58)	$1,539

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$--	$1	$(321)
Total recurring Level 3 liabilities	$--	$--	$--	$1	$(321)

_______________

(1) The effect to net income totals $13 million and is reported in the Condensed Consolidated Statements of Operations as follows: $4 million in net investment income, $5 million in interest credited to contractholder funds and $4 million in life and annuity contract benefits.

(2) Comprises $3 million of assets and $9 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$7	$--	$--	$--	$--
Municipal	343	(4)	4	--	(17)
Corporate	1,109	17	(4)	23	(37)
ABS	192	1	1	--	(121)
RMBS	2	--	--	--	--
CMBS	43	(1)	--	5	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	1,697	13	1	28	(175)
Equity securities	132	22	(15)	--	--
Short-term investments	--	--	--	--	--
Free-standing derivatives, net	(5)	1	--	--	--
Other assets	--	1	--	--	--
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$2,186	$36	$(12)	$32	$(177)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(5)	$--	$--	$--
Liabilities held for sale	(246)	17	--	--	--
Total recurring Level 3 liabilities	$(553)	$12	$--	$--	$--

	Sold in LBL disposition (3)	Purchases/ Issues (4)	Sales	Settlements	Balance as of September 30, 2014
Assets
Fixed income securities:
U.S. government and agencies	$--	$--	$--	$(1)	$6
Municipal	--	6	(41)	(1)	290
Corporate	--	56	(123)	(105)	936
ABS	--	119	--	(18)	174
RMBS	--	--	--	(1)	1
CMBS	4	8	(1)	(4)	54
Redeemable preferred stock	--	--	(1)	--	--
Total fixed income securities	4	189	(166)	(130)	1,461
Equity securities	--	67	(123)	--	83
Short-term investments	--	40	(40)	--	--
Free-standing derivatives, net	--	2	--	(4)	(6)	(2)
Other assets	--	--	--	--	1
Assets held for sale	(351)	--	(8)	(6)	--
Total recurring Level 3 assets	$(347)	$298	$(337)	$(140)	$1,539

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$(13)	$--	$4	$(321)
Liabilities held for sale	230	(4)	--	3	--
Total recurring Level 3 liabilities	$230	$(17)	$--	$7	$(321)

______________________

(1) The effect to net income totals $48 million and is reported in the Condensed Consolidated Statements of Operations as follows: $29 million in realized capital gains and losses, $10 million in net investment income, $5 million in interest credited to contractholder funds $8 million in life and annuity contract benefits and $(4) million in loss on disposition of operations.

(2) Comprises $3 million of assets and $9 million of liabilities.

(3) Includes transfers from held for sale that took place in first quarter 2014 of $4 million for CMBS and $(4) million for Assets held for sale.

(4) Represents purchases for assets and issues for liabilities.

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

______________________

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

______________________

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

There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2014 or 2013.

Transfers into Level 3 during the three months and nine months ended September 30, 2014 and 2013 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months and nine months ended September 30, 2014 and 2013 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Assets
Fixed income securities:
Municipal	$(3)	$(6)	$(8)	$(22)
Corporate	3	3	8	9
ABS	--	--	--	(1)
RMBS	--	--	(1)	(1)
CMBS	(1)	--	(1)	(1)
Total fixed income securities	(1)	(3)	(2)	(16)
Free-standing derivatives, net	--	(2)	6	14
Other assets	--	--	1	--
Assets held for sale	--	(1)	(1)	(1)
Total recurring Level 3 assets	$(1)	$(6)	$4	$(3)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$9	$8	$(5)	$77
Liabilities held for sale	--	16	17	16
Total recurring Level 3 liabilities	$9	$24	$12	$93

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $8 million for the three months ended September 30, 2014 and are reported as follows: $(3) million in realized capital gains and losses, $2 million in net investment income, $5 million in interest credited to contractholder funds and $4 million in life and annuity contract benefits.  These gains and losses total $18 million for the three months ended September 30, 2013 and are reported as follows: $(8) million in realized capital gains and losses, $2 million in net investment income, $14 million in interest credited to contractholder funds and $10 million in life and annuity contract benefits.  These gains and losses total $16 million for the nine months ended September 30, 2014 and are reported as follows: $(3) million in realized capital gains and losses, $6 million in net investment income, $5 million in interest credited to contractholder funds and $8 million in life and annuity contract benefits.  These gains and losses total $90 million for the nine months ended September 30, 2013 and are reported as follows: $(12) million in realized capital gains and losses, $9 million in net investment income, $37 million in interest credited to contractholder funds and $56 million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	September 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,143	$4,379	$4,721	$4,871
Cost method limited partnerships	1,144	1,555	1,443	1,835
Bank loans	1,489	1,470	1,242	1,244
Agent loans	364	357	341	325
Assets held for sale	--	--	1,458	1,532

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

Financial liabilities

($ in millions)	September 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$14,084	$14,767	$15,569	$16,225
Long-term debt	5,195	5,770	6,201	6,509
Liability for collateral	779	779	624	624
Liabilities held for sale	--	--	7,417	7,298

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of September 30, 2014, the Company pledged $43 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2014.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$2	$2	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	95	n/a	--	--	--
Financial futures contracts	Other assets	--	50	--	--	--
Equity and index contracts
Options and warrants (2)	Other investments	--	2,932	65	65	--
Financial futures contracts	Other assets	--	1,779	--	--	--
Foreign currency contracts
Foreign currency forwards	Other investments	82	n/a	6	6	--
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	1,000	n/a	--	--	--
Credit default contracts
Credit default swaps - buying protection	Other investments	33	n/a	--	--	--
Credit default swaps - selling protection	Other investments	115	n/a	2	2	--
Other contracts
Other contracts	Other assets	3	n/a	1	1	--
Subtotal		1,328	4,761	74	74	--
Total asset derivatives		$1,344	4,761	$76	$76	$--

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$119	n/a	$(6)	$--	$(6)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	3	3	--
Interest rate cap agreements	Other liabilities & accrued expenses	90	n/a	2	2	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	--	4,136	(21)	--	(21)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	608	n/a	(13)	3	(16)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	650	n/a	(36)	--	(36)
Guaranteed withdrawal benefits	Contractholder funds	453	n/a	(13)	--	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,773	n/a	(269)	--	(269)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	--	(3)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	500	n/a	(9)	1	(10)
Credit default swaps – selling protection	Other liabilities & accrued expenses	190	n/a	(8)	1	(9)
Subtotal		4,434	4,136	(367)	10	(377)
Total liability derivatives		4,553	4,136	(373)	$10	$(383)

Total derivatives		$5,897	8,897	$(297)

__________________

(1)    Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2)    In addition to the number of contracts presented in the table, the Company held 220 stock rights and warrants.  Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2014
Asset derivatives	$19	$(10)	$(2)	$7	$(2)	$5
Liability derivatives	(36)	10	9	(17)	15	(2)

December 31, 2013
Asset derivatives	$28	$(15)	$(9)	$4	$(4)	$--
Liability derivatives	(41)	15	(4)	(30)	23	(7)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $1 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months and nine months ended September 30, 2014 or 2013.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Gain (loss) recognized in OCI on derivatives during the period	$10	$(7)	$6	$2
Loss recognized in OCI on derivatives during the term of the hedging relationship	(8)	(19)	(8)	(19)
Loss reclassified from AOCI into income (net investment income)	(1)	--	(2)	(1)
Loss reclassified from AOCI into income (realized capital gains and losses)	--	--	(2)	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.  For the three months and nine months ended September 30, 2014 and 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2014
Interest rate contracts	$--	$--	$--	$--	$--	$--
Equity and index contracts	(2)	--	4	(4)	--	(2)
Embedded derivative financial instruments	--	4	6	--	--	10
Foreign currency contracts	(7)	--	--	(5)	--	(12)
Credit default contracts	1	--	--	--	--	1
Other contracts	--	--	(1)	--	--	(1)
Total	$(8)	$4	$9	$(9)	$--	$(4)

Nine months ended September 30, 2014
Interest rate contracts	$(8)	$--	$--	$--	$(4)	$(12)
Equity and index contracts	(13)	--	25	3	--	15
Embedded derivative financial instruments	--	8	(5)	--	--	3
Foreign currency contracts	(8)	--	--	(2)	--	(10)
Credit default contracts	4	--	--	--	--	4
Total	$(25)	$8	$20	$1	$(4)	$--

	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2013
Interest rate contracts	$(1)	$--	$--	$--	$(1)
Equity and index contracts	(4)	--	16	10	22
Embedded derivative financial instruments	--	10	(9)	--	1
Foreign currency contracts	--	--	--	11	11
Credit default contracts	(7)	--	--	--	(7)
Other contracts	--	--	--	--	--
Total	$(12)	$10	$7	$21	$26

Nine months ended September 30, 2013
Interest rate contracts	$2	$--	$--	$--	$2
Equity and index contracts	(9)	--	63	23	77
Embedded derivative financial instruments	(1)	56	(35)	--	20
Foreign currency contracts	(4)	--	--	4	--
Credit default contracts	10	--	--	--	10
Other contracts	--	--	(3)	--	(3)
Total	$(2)	$56	$25	$27	$106

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2014, counterparties pledged $4 million in cash and securities to the Company, and the Company pledged $24 million in cash and securities to counterparties which includes $6 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $18 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2014				December 31, 2013
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$16	$--	$--	1	$22	$1	$1
A	4	163	8	3	5	1,628	9	2
A-	1	8	1	1	1	24	1	--
BBB+	1	11	--	--	1	33	3	--
BBB	1	62	--	--	1	76	1	--
Total	8	$260	$9	$4	9	$1,783	$15	$3

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

($ in millions)	September 30, 2014	December 31, 2013
Gross liability fair value of contracts containing credit-risk-contingent features	$16	$28
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(6)	(11)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(6)	(14)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$4	$3

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2014
Single name
Corporate debt	$20	$15	$65	$25	$125	$1
First-to-default Basket
Municipal	--	100	--	--	100	(9)
Index
Corporate debt	1	26	50	3	80	2
Total	$21	$141	$115	$28	$305	$(6)

December 31, 2013
Single name
Corporate debt	$20	$25	$65	$--	$110	$2
First-to-default Basket
Municipal	--	100	--	--	100	(15)
Index
Corporate debt	1	20	55	4	80	2
Total	$21	$145	$120	$4	$290	$(11)

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Property-liability insurance premiums earned	$258	$254	$778	$801
Life and annuity premiums and contract charges	89	160	326	482

Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Property-liability insurance claims and claims expense	$155	$154	$373	$596
Life and annuity contract benefits	81	117	286	288
Interest credited to contractholder funds	5	8	20	22

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

11.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $3 million and $13 million during the three months ended September 30, 2014 and 2013, respectively, and $13 million and $59 million during the nine months ended September 30, 2014 and 2013, respectively.

The following table presents changes in the restructuring liability during the nine months ended September 30, 2014.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2013	$21	$3	$24
Expense incurred	3	1	4
Adjustments to liability	(5)	1	(4)
Payments applied against liability	(12)	(3)	(15)
Balance as of September 30, 2014	$7	$2	$9

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of September 30, 2014, the cumulative amount incurred to date for active programs totaled $93 million for employee costs and $56 million for exit costs.

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective September 30, 2014, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $36 million as of September 30, 2014.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain investments that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these investments, as measured by the amount of the aggregate initial investment, was $4 million as of September 30, 2014.  The obligations associated with these investments expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2014.

Regulation and Compliance

The Company is subject to extensive laws, regulations, administrative directives, and regulatory actions.  From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, and otherwise expand overall regulation of insurance products and the insurance industry.  In addition, the Company is subject to laws and regulations administered and enforced by federal agencies and other organizations, including but not limited to the SEC, the FINRA, the EEOC, and the U.S. Department of Justice.  The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting.  The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies.  As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies.  Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred.  The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.

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

The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $685 million, pre-tax.  This disclosure is not an indication of expected loss, if any.  Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  The estimate does not include matters or losses for which an estimate is not possible.  Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria.  It does not represent the Company’s maximum possible loss exposure.  Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

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

The Company is vigorously litigating two class action cases in California in which the plaintiffs allege off-the-clock wage and hour claims.  One case, involving two classes, is pending in Los Angeles Superior Court and was filed in December 2007.  In this case, one class includes auto physical damage adjusters employed in the state of California from January 1, 2005 to the date of final judgment, to the extent the Company failed to pay for off-the-clock work to those adjusters who performed certain duties prior to their first assignments.  The other class includes all non-exempt employees in California from December 19, 2006 until January 2010 who received pay statements from Allstate which allegedly did not comply with California law.  The other case was filed in the U.S. District Court for the Central District of California in September 2010.  In April 2012, the trial court certified the class, and Allstate appealed to the Ninth Circuit Court of Appeals.  On September 3, 2014, the Ninth Circuit affirmed the trial court’s decision to certify the class, and Allstate filed a motion for rehearing en banc.  In addition to off-the-clock claims, the plaintiffs in this case allege other California Labor Code violations resulting from purported unpaid overtime.  The class in this case includes all adjusters in the state of California from September 29, 2006 to final judgment.  Plaintiffs in both cases seek recovery of unpaid compensation, liquidated damages, penalties, and attorneys’ fees and costs.  In addition to the California class actions, a case was filed in the U.S. District Court for the Eastern District of New York alleging that no-fault claim adjusters have been improperly classified as exempt employees under New York Labor Law and the Fair Labor Standards Act.  The case was filed in April 2011, and the plaintiffs are seeking unpaid wages, liquidated damages, injunctive relief, compensatory and punitive damages, and attorneys’ fees.  On September 16, 2014, the court certified a class of no-fault adjusters under New York Labor Law and refused to decertify a Fair Labor Standards Act class of no-fault adjusters.  In the Company’s judgment a loss is not probable.

Other proceedings

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999.  The current focus in these matters relates to a release of claims signed by the vast majority of agents who were participants in the reorganization program.  These matters include the following:

•            In 2001, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed suit alleging retaliation under federal civil rights laws (“EEOC I”), and a putative class action was filed by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (“Romero I”).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release was voidable at the option of the release signer.  The court also ordered that an agent who voided the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  In June 2007, the court vacated its prior ruling that the release was voidable and granted the Company’s motions for summary judgment on all claims.  Plaintiffs appealed and in July 2009, the U.S. Court of Appeals for the Third Circuit vacated the trial court’s entry of summary judgment in the Company’s favor and remanded the cases to the trial court for additional discovery, including additional discovery related to the validity of the release.  The Third Circuit held that if the release is held to be valid, then all of the claims in Romero I and EEOC I are barred.  Thus, if the release is upheld, then only the claims in Romero I asserted by the small group of employee agents who did not sign the release would remain for adjudication.  In January 2010, following the remand, the cases were assigned to a new judge for further proceedings in the trial court.  Plaintiffs filed their Second Amended Complaint in July 2010.  Plaintiffs, on behalf of a putative class of approximately 6,300 former employee agents, seek broad but unspecified “make whole relief,” including back pay, compensatory and punitive damages, liquidated damages, lost investment capital, attorneys’ fees and costs, and equitable relief, including reinstatement to employee agent status with all attendant benefits.

Discovery limited to the validity of the release was completed and the parties filed cross motions for summary judgment with respect to the validity of the release.  On February 28, 2014, the trial court denied plaintiffs’ and Allstate’s motions for summary judgment in Romero I and held that the question of whether the releases were knowingly and voluntarily signed under a totality of circumstances test raised factual issues to be resolved at trial.  Among other things, the trial court also held that the release, if valid, would bar all claims in Romero I.  On March 13, 2014, the trial court denied EEOC’s motion for summary judgment and granted Allstate’s motion for summary judgment in EEOC I and entered final judgment in favor of Allstate.  The EEOC has appealed this decision.  On May 23, 2014, plaintiffs moved to certify a class as to certain issues relating to the validity of the release.  On October 6, 2014, the court denied class certification and stated, among other things, that multiple individual factors must be considered to determine whether the release was signed knowingly and voluntarily under a totality of circumstances test.  The time has expired for plaintiffs to seek an interlocutory appeal of the Court’s October 6, 2014 order denying class certification.  Trial proceedings are scheduled to commence in the second quarter of 2015 for individual plaintiffs to determine the question of whether their releases were knowingly and voluntarily signed.  Despite the length of time that these matters have been pending, to date only limited discovery has occurred related to the damages claimed by individual plaintiffs, and no damages discovery has occurred related to the claims of the putative class.  Individual damage claims are subject to variation dependent upon retirement dates, participation in employee benefit programs, and years of service and are also subject to reduction by amounts and benefits received by plaintiffs and putative class members subsequent to their employment termination.

•            A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA (“Romero II”).  These plaintiffs, most of whom are also plaintiffs in Romero I, are challenging certain amendments to the Agents Pension Plan and seek to have service as exclusive agent independent contractors count toward eligibility for benefits under the Agents Pension Plan.  Romero II was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted the Company’s motion to dismiss the case.  Plaintiffs filed a notice of appeal with the Third Circuit.  In July 2009, the Third Circuit vacated the district court’s dismissal of the case and remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge.  In its opinion, the Third Circuit held that if the release is held to be valid, then one of plaintiffs’ three claims asserted in Romero II is barred.  The Third Circuit directed the district court to consider on remand whether the other two claims asserted in Romero II are barred by the release.  In January 2010, following the remand, the case was assigned to a new judge (the same judge for the Romero I and EEOC I cases) for further proceedings in the trial court.  In April 2010, plaintiffs filed their First Amended Complaint.  Plaintiffs seek broad but unspecified “make whole” or other equitable relief, including loss of benefits as a result of their conversion to exclusive agent independent contractor status or retirement from the Company between November 1, 1999 and December 31, 2000.  They also seek repeal of the challenged amendments to the Agents Pension Plan with all attendant benefits revised and recalculated for thousands of former employee agents, and attorney’s fees and costs.  As in Romero I and EEOC I, no discovery related to the damages of the putative class has occurred, and discovery limited to issues relating to the validity of the release has been completed.  The parties filed cross motions for summary judgment with respect to the validity of the release.  On February 28, 2014, the trial court denied plaintiffs’ and Allstate’s motions for summary judgment in Romero I and II and held that the question of whether the releases were knowingly and voluntarily signed under a totality of circumstances test raised factual issues to be resolved at trial.  Among other things, the trial court also held that the release, if valid, would bar all claims asserted in Romero II.  On May 23, 2014, plaintiffs moved to certify a class as to certain issues relating to the validity of the release.  On October 6, 2014, the court denied class certification and stated, among other things, that multiple individual factors must be considered to determine whether the release was signed knowingly and voluntarily under a totality of circumstances test.  The time has expired for plaintiffs to seek an interlocutory appeal of the Court’s October 6, 2014 order denying class certification.  Trial proceedings are scheduled to commence in the second quarter of 2015 for individual plaintiffs to determine the question of whether their releases were knowingly and voluntarily signed.

In these matters, the threshold issue of the validity and scope of the release is yet to be fully decided.  Based on the trial court’s February 28, 2014 ruling, if the validity of the release is decided in favor of the Company, that would preclude any damages being awarded in Romero I and Romero II.  The final resolution of these matters is subject to various uncertainties and complexities including how individual trials and possible appeals with respect to the validity of the release will be resolved and how the EEOC’s appeal from summary judgment in the Company’s favor will be resolved.  Depending upon how these issues are resolved, the Company may or may not have to address the merits of plaintiffs’ claims relating to the reorganization discussed herein.  In the Company’s judgment a loss is not probable.  Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.05 billion and $1.02 billion, net of reinsurance recoverables of $494 million and $478 million, as of September 30, 2014 and December 31, 2013, respectively.  Reserves for environmental claims were $211 million and $208 million, net of reinsurance recoverables of $66 million and $60 million, as of September 30, 2014 and December 31, 2013, respectively.  Approximately 57% and 55% of the total net asbestos and environmental reserves as of September 30, 2014 and December 31, 2013, respectively, were for incurred but not reported estimated losses.

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

13.  Benefit Plans

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Pension benefits
Service cost	$24	$32	$72	$111
Interest cost	63	66	191	198
Expected return on plan assets	(99)	(100)	(298)	(293)
Amortization of:
Prior service credit	(14)	(12)	(43)	(13)
Net actuarial loss	29	54	86	184
Settlement loss	11	85	33	104
Net periodic pension cost	$14	$125	$41	$291

Postretirement benefits
Service cost	$3	$3	$8	$10
Interest cost	6	6	17	23
Amortization of:
Prior service credit	(6)	(5)	(17)	(17)
Net actuarial gain	(6)	(5)	(17)	(11)
Curtailment gain	--	(181)	--	(181)
Net periodic postretirement credit	$(3)	$(182)	$(9)	$(176)

14.  Reporting Segments

Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Property-Liability
Property-liability insurance premiums
Auto	$4,890	$4,645	$14,426	$13,774
Homeowners	1,740	1,679	5,151	4,925
Other personal lines	418	410	1,244	1,219
Commercial lines	120	114	351	341
Other business lines	138	124	402	345
Allstate Protection	7,306	6,972	21,574	20,604
Discontinued Lines and Coverages	1	--	1	--
Total property-liability insurance premiums	7,307	6,972	21,575	20,604
Net investment income	344	309	1,007	993
Realized capital gains and losses	266	(26)	569	391
Total Property-Liability	7,917	7,255	23,151	21,988

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	126	120	378	355
Immediate annuities with life contingencies	--	6	5	22
Accident and health insurance	182	180	564	539
Total life and annuity premiums	308	306	947	916
Interest-sensitive life insurance	200	272	676	813
Fixed annuities	4	6	14	13
Total contract charges	204	278	690	826
Total life and annuity premiums and contract charges	512	584	1,637	1,742
Net investment income	473	633	1,651	1,901
Realized capital gains and losses	28	(16)	19	60
Total Allstate Financial	1,013	1,201	3,307	3,703

Corporate and Other
Service fees	1	3	4	6
Net investment income	6	8	22	23
Realized capital gains and losses	--	1	--	1
Total Corporate and Other before reclassification of service fees	7	12	26	30
Reclassification of service fees (1)	(1)	(3)	(4)	(6)
Total Corporate and Other	6	9	22	24
Consolidated revenues	$8,936	$8,465	$26,480	$25,715

_______________

(1)    For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income
Property-Liability
Underwriting income
Allstate Protection	$579	$831	$1,146	$1,566
Discontinued Lines and Coverages	(105)	(134)	(111)	(142)
Total underwriting income	474	697	1,035	1,424
Net investment income	344	309	1,007	993
Income tax expense on operations	(276)	(333)	(686)	(780)
Realized capital gains and losses, after-tax	173	(17)	368	253
(Loss) gain on disposition of operations, after-tax	(1)	--	37	(1)
Property-Liability net income available to common shareholders	714	656	1,761	1,889

Allstate Financial
Life and annuity premiums and contract charges	512	584	1,637	1,742
Net investment income	473	633	1,651	1,901
Periodic settlements and accruals on non-hedge derivative instruments	--	2	(1)	17
Contract benefits and interest credited to contractholder funds	(633)	(800)	(2,033)	(2,380)
Operating costs and expenses and amortization of deferred policy acquisition costs	(171)	(241)	(540)	(670)
Restructuring and related charges	1	(4)	(2)	(7)
Income tax expense on operations	(57)	(47)	(233)	(175)
Operating income	125	127	479	428
Realized capital gains and losses, after-tax	19	(12)	13	37
Valuation changes on embedded derivatives that are not hedged, after-tax	2	(10)	(12)	(13)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(3)	1	(3)	(2)
DAC and DSI unlocking related to realized capital gains and losses, after-tax	--	7	--	7
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	--	(1)	1	(11)
Loss on disposition of operations, after-tax	(27)	(472)	(55)	(470)
Allstate Financial net income (loss) available to common shareholders	116	(360)	423	(24)

Corporate and Other
Service fees (1)	1	3	4	6
Net investment income	6	8	22	23
Operating costs and expenses (1)	(84)	(162)	(276)	(366)
Income tax benefit on operations	28	58	92	130
Preferred stock dividends	(31)	(6)	(75)	(6)
Operating loss	(80)	(99)	(233)	(213)
Realized capital gains and losses, after-tax	--	1	--	1
Loss on extinguishment of debt, after-tax	--	(6)	--	(318)
Postretirement benefits curtailment gain, after-tax	--	118	--	118
Corporate and Other net (loss) income available to common shareholders	(80)	14	(233)	(412)
Consolidated net income available to common shareholders	$750	$310	$1,951	$1,453

_______________

(1)      For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

15.  Other Comprehensive Income

The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

	Three months ended September 30,
($ in millions)	2014			2013
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(203)	$70	$(133)	$68	$(23)	$45
Less: reclassification adjustment of realized capital gains and losses	293	(103)	190	(28)	10	(18)
Unrealized net capital gains and losses	(496)	173	(323)	96	(33)	63

Unrecognized pension and other postretirement benefit cost arising during the period	4	(2)	2	934	(327)	607
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(14)	4	(10)	(117)	40	(77)
Unrecognized pension and other postretirement benefit cost	18	(6)	12	1,051	(367)	684

Unrealized foreign currency translation adjustments	(26)	9	(17)	20	(7)	13
Other comprehensive (loss) income	$(504)	$176	(328)	$1,167	$(407)	760
Net income			781			316
Comprehensive income			$453			$1,076

	Nine months ended September 30,
	2014			2013
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$777	$(272)	$505	$(1,285)	$450	$(835)
Less: reclassification adjustment of realized capital gains and losses	499	(175)	324	438	(153)	285
Unrealized net capital gains and losses	278	(97)	181	(1,723)	603	(1,120)

Unrecognized pension and other postretirement benefit cost arising during the period	4	(1)	3	943	(329)	614
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(42)	14	(28)	(247)	86	(161)
Unrecognized pension and other postretirement benefit cost	46	(15)	31	1,190	(415)	775

Unrealized foreign currency translation adjustments	(31)	11	(20)	(31)	11	(20)
Other comprehensive income (loss)	$293	$(101)	192	$(564)	$199	(365)
Net income			2,026			1,459
Comprehensive income			$2,218			$1,094

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

October 29, 2014

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

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

•      modernize the operating model; and

•      build long-term growth platforms.

HIGHLIGHTS

•     Consolidated net income available to common shareholders was $750 million in the third quarter of 2014 compared to $310 million in the third quarter of 2013, and $1.95 billion in the first nine months of 2014 compared to $1.45 billion in the first nine months of 2013.  Net income available to common shareholders per diluted common share was $1.74 in the third quarter of 2014 compared to $0.66 in the third quarter of 2013, and $4.42 in the first nine months of 2014 compared to $3.07 in the first nine months of 2013.  Third quarter 2013 consolidated net income included an estimated loss on disposition on Lincoln Benefit Life Company (“LBL”) of $475 million, after-tax, a postretirement benefits curtailment gain of $118 million, after-tax, and pension settlement losses of $49 million, after-tax.  Third quarter and the first nine months of 2013 consolidated net income included a loss on extinguishment of debt of $6 million and $318 million, after-tax, respectively.  These items were recorded in the Corporate and Other segment except for the LBL sale that was recorded in the Allstate Financial segment.

•     Property-Liability net income available to common shareholders was $714 million in the third quarter of 2014 compared to $656 million in the third quarter of 2013, and $1.76 billion in the first nine months of 2014 compared to $1.89 billion in the first nine months of 2013.

•     The Property-Liability combined ratio was 93.5 in the third quarter of 2014 compared to 90.0 in the third quarter of 2013, and 95.2 in the first nine months of 2014 compared to 93.1 in the first nine months of 2013.

•     Allstate Financial net income available to common shareholders was $116 million in the third quarter of 2014 and $423 million in the first nine months of 2014 compared to net loss available to common shareholders of $360 million in the third quarter of 2013 and $24 million in the first nine months of 2013.

•     Total revenues were $8.94 billion in the third quarter of 2014 compared to $8.47 billion in the third quarter of 2013, and $26.48 billion in the first nine months of 2014 compared to $25.72 billion in the first nine months of 2013.

•     Property-Liability premiums earned totaled $7.31 billion in the third quarter of 2014, an increase of 4.8% from $6.97 billion in the third quarter of 2013, and $21.58 billion in the first nine months of 2014, an increase of 4.7% from $20.60 billion in the first nine months of 2013.

•     Investments totaled $80.72 billion as of September 30, 2014, decreasing from $81.16 billion as of December 31, 2013.  Net investment income was $823 million in the third quarter of 2014, a decrease of 13.4% from $950 million in the third quarter of 2013, and $2.68 billion in the first nine months of 2014, a decrease of 8.1% from $2.92 billion in the first nine months of 2013.

•     Net realized capital gains were $294 million in the third quarter of 2014 compared to net realized capital losses of $41 million in the third quarter of 2013, and net realized capital gains were $588 million in the first nine months of 2014 compared to net realized capital gains of $452 million in the first nine months of 2013.

•     Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $48.28 as of September 30, 2014, an increase of 11.0% from $43.49 as of September 30, 2013, and an increase of 6.6% from $45.31 as of December 31, 2013.

•     For the twelve months ended September 30, 2014, return on the average of beginning and ending period common shareholders’ equity of 13.6% increased by 4.6 points from 9.0% for the twelve months ended September 30, 2013.

•     As of September 30, 2014, shareholders’ equity was $22.33 billion.  This total included $2.33 billion in deployable assets at the parent holding company level.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Property-liability insurance premiums	$7,307	$6,972	$21,575	$20,604
Life and annuity premiums and contract charges	512	584	1,637	1,742
Net investment income	823	950	2,680	2,917
Realized capital gains and losses:
Total other-than-temporary impairment losses	(53)	(96)	(177)	(178)
Portion of loss recognized in other comprehensive income	--	8	(2)	(7)
Net other-than-temporary impairment losses recognized in earnings	(53)	(88)	(179)	(185)
Sales and other realized capital gains and losses	347	47	767	637
Total realized capital gains and losses	294	(41)	588	452
Total revenues	8,936	8,465	26,480	25,715

Costs and expenses
Property-liability insurance claims and claims expense	(4,909)	(4,427)	(14,810)	(13,628)
Life and annuity contract benefits	(433)	(498)	(1,334)	(1,427)
Interest credited to contractholder funds	(198)	(317)	(717)	(973)
Amortization of deferred policy acquisition costs	(1,030)	(1,026)	(3,100)	(2,933)
Operating costs and expenses	(1,068)	(937)	(3,185)	(3,129)
Restructuring and related charges	(3)	(13)	(13)	(59)
Loss on extinguishment of debt	--	(9)	(1)	(489)
Interest expense	(78)	(83)	(249)	(280)
Total costs and expenses	(7,719)	(7,310)	(23,409)	(22,918)

Loss on disposition of operations	(27)	(646)	(77)	(644)
Income tax expense	(409)	(193)	(968)	(694)
Net income	781	316	2,026	1,459

Preferred stock dividends	(31)	(6)	(75)	(6)
Net income available to common shareholders	$750	$310	$1,951	$1,453

Property-Liability	$714	$656	$1,761	$1,889
Allstate Financial	116	(360)	423	(24)
Corporate and Other	(80)	14	(233)	(412)
Net income available to common shareholders	$750	$310	$1,951	$1,453

PROPERTY-LIABILITY HIGHLIGHTS

•     Property-Liability net income available to common shareholders was $714 million in the third quarter of 2014 compared to $656 million in the third quarter of 2013, and $1.76 billion in the first nine months of 2014 compared to $1.89 billion in the first nine months of 2013.

•     Property-Liability premiums written totaled $7.81 billion in the third quarter of 2014, an increase of 4.9% from $7.44 billion in the third quarter of 2013, and $22.32 billion in the first nine months of 2014, an increase of 5.2% from $21.21 billion in the first nine months of 2013.

•     The Property-Liability loss ratio was 67.2 in the third quarter of 2014 compared to 63.5 in the third quarter of 2013, and 68.6 in the first nine months of 2014 compared to 66.1 in the first nine months of 2013.

•     Catastrophe losses were $517 million in the third quarter of 2014 compared to $128 million in the third quarter of 2013, and $1.90 billion in the first nine months of 2014 compared to $1.13 billion in the first nine months of 2013.

•     Property-Liability prior year reserve reestimates totaled $11 million unfavorable in the third quarter of 2014 compared to $34 million unfavorable in the third quarter of 2013, and $8 million favorable in the first nine months of 2014 compared to $59 million favorable in the first nine months of 2013.  These amounts include $102 million unfavorable and $133 million unfavorable reestimates from our annual Discontinued Lines and Coverages reserve reviews in the third quarter of 2014 and 2013, respectively.

•     Property-Liability underwriting income was $474 million in the third quarter of 2014 compared to $697 million in the third quarter of 2013, and $1.04 billion in the first nine months of 2014 compared to $1.42 billion in the first nine months of 2013.  Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•     Property-Liability investments were $39.93 billion as of September 30, 2014, an increase of 0.7% from $39.64 billion as of December 31, 2013.  Net investment income was $344 million in the third quarter of 2014, an increase of 11.3% from $309 million in the third quarter of 2013, and $1.01 billion in the first nine months of 2014, an increase of 1.4% from $993 million in the first nine months of 2013.

•     Net realized capital gains were $266 million in the third quarter of 2014 compared to net realized capital losses of $26 million in the third quarter of 2013, and net realized capital gains of $569 million in the first nine months of 2014 compared to net realized capital gains of $391 million in the first nine months of 2013.

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

($ in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Premiums written	$7,806	$7,438	$22,322	$21,214

Revenues
Premiums earned	$7,307	$6,972	$21,575	$20,604
Net investment income	344	309	1,007	993
Realized capital gains and losses	266	(26)	569	391
Total revenues	7,917	7,255	23,151	21,988

Costs and expenses
Claims and claims expense	(4,909)	(4,427)	(14,810)	(13,628)
Amortization of DAC	(972)	(929)	(2,902)	(2,690)
Operating costs and expenses	(948)	(910)	(2,817)	(2,810)
Restructuring and related charges	(4)	(9)	(11)	(52)
Total costs and expenses	(6,833)	(6,275)	(20,540)	(19,180)

(Loss) gain on disposition of operations	(1)	--	16	(1)
Income tax expense	(369)	(324)	(866)	(918)
Net income available to common shareholders	$714	$656	$1,761	$1,889

Underwriting income	$474	$697	$1,035	$1,424
Net investment income	344	309	1,007	993
Income tax expense on operations	(276)	(333)	(686)	(780)
Realized capital gains and losses, after-tax	173	(17)	368	253
(Loss) gain on disposition of operations, after-tax	(1)	--	37	(1)
Net income available to common shareholders	$714	$656	$1,761	$1,889

Catastrophe losses (1)	$517	$128	$1,898	$1,134

GAAP operating ratios
Claims and claims expense ratio	67.2	63.5	68.6	66.1
Expense ratio	26.3	26.5	26.6	27.0
Combined ratio	93.5	90.0	95.2	93.1
Effect of catastrophe losses on combined ratio (1)	7.1	1.8	8.8	5.5
Effect of prior year reserve reestimates on combined ratio (1)	0.1	0.5	--	(0.3)
Effect of amortization of purchased intangible assets on combined ratio	0.2	0.3	0.2	0.3
Effect of restructuring and related charges on combined ratio	0.1	0.1	0.1	0.3
Effect of Discontinued Lines and Coverages on combined ratio	1.4	1.9	0.5	0.7

(1)

Prior year reserve reestimates included in catastrophe losses totaled $6 million and $44 million unfavorable in the three months and nine months ended September 30, 2014, respectively, compared to $34 million and $84 million favorable in the three months and nine months ended September 30, 2013, respectively.

Premiums written is the amount of premiums charged for policies issued during a fiscal period.  Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period.  The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Premiums written:
Allstate Protection	$7,805	$7,438	$22,321	$21,214
Discontinued Lines and Coverages	1	--	1	--
Property-Liability premiums written	7,806	7,438	22,322	21,214
Increase in unearned premiums	(512)	(518)	(797)	(656)
Other	13	52	50	46
Property-Liability premiums earned	$7,307	$6,972	$21,575	$20,604

Premiums earned:
Allstate Protection	$7,306	$6,972	$21,574	$20,604
Discontinued Lines and Coverages	1	--	1	--
Property-Liability	$7,307	$6,972	$21,575	$20,604

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Auto	$4,490	$4,280	$178	$172	$403	$357	$5,071	$4,809
Homeowners	1,831	1,779	137	129	3	--	1,971	1,908
Other personal lines (1)	426	417	28	28	2	1	456	446
Subtotal – Personal lines	6,747	6,476	343	329	408	358	7,498	7,163
Commercial lines	122	114	--	--	--	--	122	114
Other business lines (2)	185	161	--	--	--	--	185	161
Total	$7,054	$6,751	$343	$329	$408	$358	$7,805	$7,438

	Nine months ended September 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Auto	$13,157	$12,605	$505	$486	$1,145	$993	$14,807	$14,084
Homeowners	4,938	4,740	383	346	5	--	5,326	5,086
Other personal lines (1)	1,193	1,171	82	79	4	2	1,279	1,252
Subtotal – Personal lines	19,288	18,516	970	911	1,154	995	21,412	20,422
Commercial lines	368	347	--	--	--	--	368	347
Other business lines (2)	541	445	--	--	--	--	541	445
Total	$20,197	$19,308	$970	$911	$1,154	$995	$22,321	$21,214

_______________

(1)  Other personal lines include renter, condominium, landlord and other personal lines.

(2)  Other business lines include Allstate Roadside Services, Allstate Dealer Services and other business lines.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Auto	$4,352	$4,165	$168	$158	$370	$322	$4,890	$4,645
Homeowners	1,616	1,568	123	111	1	--	1,740	1,679
Other personal lines	389	384	27	26	2	--	418	410
Subtotal – Personal lines	6,357	6,117	318	295	373	322	7,048	6,734
Commercial lines	120	114	--	--	--	--	120	114
Other business lines	138	124	--	--	--	--	138	124
Total	$6,615	$6,355	$318	$295	$373	$322	$7,306	$6,972

	Nine months ended September 30,
	Allstate brand		Encompass brand		Esurance Brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Auto	$12,858	$12,392	$491	$471	$1,077	$911	$14,426	$13,774
Homeowners	4,790	4,609	360	316	1	--	5,151	4,925
Other personal lines	1,161	1,143	79	75	4	1	1,244	1,219
Subtotal – Personal lines	18,809	18,144	930	862	1,082	912	20,821	19,918
Commercial lines	351	341	--	--	--	--	351	341
Other business lines	402	345	--	--	--	--	402	345
Total	$19,562	$18,830	$930	$862	$1,082	$912	$21,574	$20,604

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

Auto premiums written totaled $5.07 billion in the third quarter of 2014, a 5.4% increase from $4.81 billion in the third quarter of 2013, and $14.81 billion in the first nine months of 2014, a 5.1% increase from $14.08 billion in the first nine months of 2013.

	Allstate brand			Encompass brand		Esurance brand
Three months ended September 30,	2014		2013	2014	2013	2014	2013
PIF (thousands)	19,751		19,247	792	767	1,410	1,254
Average premium (2)	$481		$467	$898	$879	$499	$480
Renewal ratio (%)	88.9		88.7	79.4	79.4	78.4	79.9
Approved rate changes (3):
# of locations	20	(7)	12	9	9	15	14
Total brand (%) (4)	0.9		0.7	0.9	1.4	0.6	1.1
Location specific (%) (5) (6)	3.7		3.1	4.1	5.7	3.1	5.2

Nine months ended September 30,
PIF (thousands)	19,751		19,247	792	767	1,410	1,254
Average premium (2)	$477		$466	$893	$878	$498	$485
Renewal ratio (%)	89.0		88.5	79.7	78.6	79.6	80.9
Approved rate changes (3):
# of locations	43	(7)	29	21	23	36	30
Total brand (%) (4)	1.6	(1)	1.1	3.8	3.8	4.5	3.7
Location specific (%) (5) (6)	2.4		2.3	6.0	5.5	6.5	5.0

____________

(1)        Allstate brand (excluding Canada) rate changes in the nine months ended September 30, 2014 were 2.3%.

(2)        Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.

(3)        Rate changes that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges that result in no change in the overall rate level in the state.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.  Rate changes for Allstate brand for the 2013 period exclude Canada and specialty auto.

(4)        Represents the impact in the states and Canadian provinces where rate changes were approved during the period as a percentage of total brand prior year-end premiums written.

(5)        Represents the impact in the states and Canadian provinces where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those same locations.

(6)        Based on historical premiums written in those states and Canadian provinces, rate changes approved for auto totaled $162 million and $363 million in the three months and nine months ended September 30, 2014, respectively, compared to $133 million and $228 million in the three months and nine months ended September 30, 2013, respectively.

(7)        Three months ended September 30, 2014 includes 1 Canadian province and the District of Columbia.  Nine months ended September 30, 2014 includes 4 Canadian provinces and the District of Columbia.

Allstate brand auto premiums written totaled $4.49 billion in the third quarter of 2014, a 4.9% increase from $4.28 billion in the third quarter of 2013, and $13.16 billion in the first nine months of 2014, a 4.4% increase from $12.61 billion in the first nine months of 2013.  Factors impacting premiums written were the following:

–                 2.6% or 504 thousand increase in PIF as of September 30, 2014 compared to September 30, 2013.

–                 12.4% increase in new issued applications to 809 thousand in the third quarter of 2014 from 720 thousand in the third quarter of 2013, and 10.0% increase to 2,293 thousand in the first nine months of 2014 from 2,085 thousand in the first nine months of 2013.

–                 3.0% and 2.4% increase in average premium in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.

–                 0.2 point and 0.5 point increase in the renewal ratio in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.

In 2013, the Ontario government gave the Financial Services Commission of Ontario the authority to implement an average reduction of premium rates by 15%.  The rate reductions were effective on new business beginning May 2014 and renewal contracts beginning July 2014 and represent an overall decrease of approximately 14%.  This will reduce expected premiums written by approximately $35 million and premiums earned by approximately $11 million in 2014.  Management is pursuing various actions to lessen the impact of the rate decrease, a number of which are currently being implemented.

Encompass brand auto premiums written totaled $178 million in the third quarter of 2014, a 3.5% increase from $172 million in the third quarter of 2013, and $505 million in the first nine months of 2014, an increase of 3.9%

from $486 million in the first nine months of 2013.  The increase was primarily due to a 3.3% or 25 thousand increase in PIF as of September 30, 2014 compared to September 30, 2013.  New issued applications decreased 20.9% to 34 thousand in the third quarter of 2014 from 43 thousand in the third quarter of 2013, and decreased 10.1% to 107 thousand in the first nine months of 2014 from 119 thousand in the first nine months of 2013 primarily due to rate actions in certain states.  Average premium increased 2.2% and 1.7% in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.  The renewal ratio of 79.4% in the third quarter of 2014 was comparable to the third quarter of 2013.  The renewal ratio increased 1.1 points in the first nine months of 2014 compared to the same period of 2013.  Through new business writings, Encompass is gradually changing the mix of business to states where the risk-return opportunities meet its requirements and reducing its concentration in states with greater exposure to hurricane catastrophes.

Esurance brand auto premiums written totaled $403 million in the third quarter of 2014, a 12.9% increase from $357 million in the third quarter of 2013, and $1.15 billion in the first nine months of 2014, an increase of 15.3% from $993 million in the first nine months of 2013.  The increase was primarily due to a 12.4% or 156 thousand increase in PIF as of September 30, 2014 compared to September 30, 2013.  New issued applications decreased 3.7% to 181 thousand in the third quarter of 2014 from 188 thousand in the third quarter of 2013, and 1.0% to 579 thousand in the first nine months of 2014 from 585 thousand in the first nine months of 2013.  An increase in quote volume driven by the new advertising program was offset by a decrease in conversion rate (the percentage of completed quotes to actual issued policies) primarily due to rate actions.  Rate actions are taken where profit margin targets are not being achieved. The rate changes in the third quarter and year to date were taken in states and segments where we identified the greatest opportunity. Average premium increased 4.0% and 2.7% in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.  The renewal ratio decreased 1.5 points and 1.3 points in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.

Our Allstate branded Drivewise® and Esurance DriveSense offerings are usage-based insurance programs that use in-car devices or a mobile application to capture driving behaviors and reward customers for driving safely.  We continue to invest in these programs and they are growing in utilization.  We are also testing additional features which extend the benefits of being connected beyond more accurate pricing.

Homeowners premiums written totaled $1.97 billion in the third quarter of 2014, a 3.3% increase from $1.91 billion in the third quarter of 2013, and $5.33 billion in the first nine months of 2014, a 4.7% increase from $5.09 billion in the first nine months of 2013.  Excluding the cost of catastrophe reinsurance, premiums written increased 3.1% and 3.8% in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.

	Allstate brand			Encompass brand		Esurance brand
Three months ended September 30,	2014		2013	2014	2013	2014
PIF (thousands)	6,082		6,077	365	350	6
Average premium (12 months)	$1,144		$1,119	$1,471	$1,390	$829
Renewal ratio (%) (12 months)	88.6		88.0	84.8	87.4	N/A
Approved rate changes (1):
# of locations	6		3	7	11	N/A
Total brand (%)	0.2		0.3	0.6	1.4	N/A
Location specific (%) (2)	6.0		6.8	6.5	6.9	N/A

Nine months ended September 30,
PIF (thousands)	6,082		6,077	365	350	6
Average premium (12 months)	$1,139		$1,111	$1,450	$1,368	$821
Renewal ratio (%) (12 months)	88.4		87.6	85.8	86.7	N/A
Approved rate changes (1):
# of locations	22	(3)	25	17	26	N/A
Total brand (%)	0.8		2.1	2.2	4.7	N/A
Location specific (%) (2)	4.7		5.4	7.5	6.4	N/A

_______________

(1) Includes rate changes approved based on our net cost of reinsurance.  Rate changes for Allstate brand for the 2013 period exclude Canada.

(2) Based on historical premiums written in those states and Canadian provinces, rate changes approved for homeowners totaled $21 million and $72 million in the three months and nine months ended September 30, 2014, respectively, compared to $22 million and $150 million in the three months and nine months ended September 30, 2013, respectively.

(3) Includes 2 Canadian provinces.

N/A reflects not applicable.

Allstate brand homeowners premiums written totaled $1.83 billion in the third quarter of 2014, a 2.9% increase from $1.78 billion in the third quarter of 2013, and $4.94 billion in the first nine months of 2014, a 4.2% increase from $4.74 billion in the first nine months of 2013.  Factors impacting premiums written were the following:

–                0.1% or 5 thousand increase in PIF as of September 30, 2014 compared to September 30, 2013 due to increases in new issued applications and retention.

–                11.7% increase in new issued applications to 201 thousand in the third quarter of 2014 from 180 thousand in the third quarter of 2013, and 16.9% increase to 547 thousand in the first nine months of 2014 from 468 thousand in the first nine months of 2013.

–                2.2% and 2.5% increase in average premium in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013 primarily due to rate changes as well as increasing insured home valuations.

–                0.6 point and 0.8 point increase in the renewal ratio in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.

–                $1 million decrease in the cost of our catastrophe reinsurance program to $95 million in the third quarter of 2014 from $96 million in the third quarter of 2013, and $37 million decrease to $290 million in the first nine months of 2014 from $327 million in the first nine months of 2013.

Premiums written for Allstate’s House and Home® product, our redesigned homeowners new business offering currently available in 30 states, totaled $280 million in the third quarter of 2014 compared to $148 million in the third quarter of 2013, and $664 million in the first nine months of 2014 compared to $317 million in the first nine months of 2013.  Allstate House and Home® premiums written totaled $471 million in 2013.  Most House and Home policies are issued to customers new to Allstate homeowners policies.

Encompass brand homeowners premiums written totaled $137 million in the third quarter of 2014, a 6.2% increase from $129 million in the third quarter of 2013, and $383 million in the first nine months of 2014, a 10.7% increase from $346 million in the first nine months of 2013.  The increase was primarily due to a 4.3% or 15 thousand increase in PIF as of September 30, 2014 compared to September 30, 2013.  New issued applications decreased 18.2% to 18 thousand in the third quarter of 2014 from 22 thousand in the third quarter of 2013, and decreased 9.8% to 55 thousand in the first nine months of 2014 from 61 thousand in the first nine months of 2013 due to rate actions in certain states.  Average premium increased 5.8% and 6.0% in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.  The renewal ratio decreased 2.6 points and 0.9 points in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.

Esurance brand homeowners premiums written totaled $3 million and $5 million in the third quarter and first nine months of 2014, respectively.  New issued applications totaled 5 thousand and 7 thousand in the third quarter and first nine months of 2014, respectively.  As of September 30, 2014, Esurance is writing homeowners insurance in 11 states with lower hurricane risk.

Other personal lines  Allstate brand other personal lines premiums written totaled $426 million in the third quarter of 2014, a 2.2% increase from $417 million in the third quarter of 2013, and $1.19 billion in the first nine months of 2014, a 1.9% increase from $1.17 billion in the first nine months of 2013.  The increase primarily relates to renter and condominium insurance.

Commercial lines premiums written totaled $122 million in the third quarter of 2014, a 7.0% increase from $114 million in the third quarter of 2013, and $368 million in the first nine months of 2014, a 6.1% increase from $347 million in the first nine months of 2013.  The increase was driven by higher renewals, improved pricing sophistication and increased new business resulting from a new customized package product for business owners.

Other business lines premiums written totaled $185 million in the third quarter of 2014, a 14.9% increase from $161 million in the third quarter of 2013, and $541 million in the first nine months of 2014, a 21.6% increase from $445 million in the first nine months of 2013.  The increase was primarily due to increased sales of vehicle service contracts at Allstate Dealer Services, and new and expanded contracts where Allstate Roadside Services provides roadside assistance to a third party company’s customer base.

Underwriting results are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Premiums written	$7,805	$7,438	$22,321	$21,214
Premiums earned	$7,306	$6,972	$21,574	$20,604
Claims and claims expense	(4,804)	(4,292)	(14,700)	(13,487)
Amortization of DAC	(972)	(929)	(2,902)	(2,690)
Other costs and expenses	(947)	(911)	(2,815)	(2,809)
Restructuring and related charges	(4)	(9)	(11)	(52)
Underwriting income	$579	$831	$1,146	$1,566
Catastrophe losses	$517	$128	$1,898	$1,134

Underwriting income (loss) by line of business
Auto	$226	$185	$539	$535
Homeowners	287	558	472	866
Other personal lines	55	61	103	99
Commercial lines	10	10	13	40
Other business lines	5	22	28	41
Answer Financial	(4)	(5)	(9)	(15)
Underwriting income	$579	$831	$1,146	$1,566

Underwriting income (loss) by brand
Allstate brand	$676	$871	$1,453	$1,737
Encompass brand	(31)	19	(98)	6
Esurance brand	(62)	(54)	(200)	(162)
Answer Financial	(4)	(5)	(9)	(15)
Underwriting income	$579	$831	$1,146	$1,566

Allstate Protection had underwriting income of $579 million in the third quarter of 2014 compared to $831 million in the third quarter of 2013.  Homeowners underwriting income was $287 million in the third quarter of 2014 compared to $558 million in the third quarter of 2013, primarily due to increased catastrophe losses, partially offset by increased premiums earned.  Auto underwriting income was $226 million in the third quarter of 2014 compared to $185 million in the third quarter of 2013, primarily due to increased premiums earned and higher favorable reserve reestimates, partially offset by increased losses excluding catastrophes, expenses and catastrophe losses.

Allstate Protection had underwriting income of $1.15 billion in the first nine months of 2014 compared to $1.57 billion in the first nine months of 2013.  Homeowners underwriting income was $472 million in the first nine months of 2014 compared to $866 million in the first nine months of 2013, primarily due to increased catastrophe losses, partially offset by increased premiums earned.  Commercial lines underwriting income was $13 million in the first nine months of 2014 compared to $40 million in the first nine months of 2013, primarily due to increased catastrophe losses and lower favorable reserve reestimates, partially offset by increased premiums earned.  Auto underwriting income was $539 million in the first nine months of 2014 compared to $535 million in the first nine months of 2013, primarily due to increased premiums earned, partially offset by increased losses excluding catastrophes, increased expenses and increased catastrophe losses.

Catastrophe losses were $517 million and $1.90 billion in the third quarter and first nine months of 2014, respectively, compared to $128 million and $1.13 billion in the third quarter and first nine months of 2013, respectively.

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

Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended September 30, 2014
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	--	--%	$--	--%	--	$--
$101 million to $250 million	1	3.4	140	27.1	1.9	140
$50 million to $100 million	1	3.4	70	13.5	1.0	70
Less than $50 million	27	93.2	174	33.7	2.4	6
Total	29	100.0%	384	74.3	5.3	13
Prior year reserve reestimates			6	1.1	--
Prior quarter reserve reestimates			127	24.6	1.8
Total catastrophe losses			$517	100.0%	7.1

	Nine months ended September 30, 2014
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	2	2.8%	$552	29.1%	2.6	$276
$101 million to $250 million	2	2.8	259	13.7	1.2	130
$50 million to $100 million	5	7.1	399	21.0	1.8	80
Less than $50 million	62	87.3	644	33.9	3.0	10
Total	71	100.0%	1,854	97.7	8.6	26
Prior year reserve reestimates			44	2.3	0.2
Total catastrophe losses			$1,898	100.0%	8.8

Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended September 30,				Nine months ended September 30,
	2014	Number of events	2013	Number of events	2014	Number of events	2013	Number of events
Hurricanes/Tropical storms	$2	1	$--	--	$2	1	$14	1
Tornadoes	--	--	--	--	97	2	126	2
Wind/Hail	368	25	195	25	1,341	57	1,022	52
Wildfires	14	3	1	1	20	5	43	5
Other events	--	--	--	--	394	6	13	1
Prior year reserve reestimates	6		(34)		44		(84)
Prior quarter reserve reestimates	127		(34)		--		--
Total catastrophe losses	$517	29	$128	26	$1,898	71	$1,134	61

Catastrophe losses, including prior year reserve reestimates, excluding hurricanes named or numbered by the National Weather Service, fires following earthquakes and earthquakes totaled $1.90 billion and $1.23 billion in the first nine months of 2014 and 2013, respectively.

Combined ratio  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.

	Three months ended September 30,								Nine months ended September 30,
	Ratio (1)		Effect of catastrophe losses on combined ratio		Effect of prior year reserve reestimates on combined ratio		Effect of amortization of purchased intangible assets on combined ratio		Ratio (1)		Effect of catastrophe losses on combined ratio		Effect of prior year reserve reestimates on combined ratio		Effect of amortization of purchased intangible assets on combined ratio
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Allstate brand loss ratio:
Auto	68.1	68.6	1.8	0.8	(1.8)	(0.8)			68.7	68.4	2.1	1.3	(1.1)	(1.4)
Homeowners	57.6	41.1	22.0	4.7	(0.1)	(3.3)			65.5	57.3	27.3	18.5	0.9	0.1
Other personal lines	58.9	57.6	4.9	(0.3)	2.6	2.6			63.2	61.9	10.0	4.4	1.0	2.4
Commercial lines	60.0	61.4	3.3	0.9	(14.2)	(11.4)			65.8	58.7	6.6	1.2	(5.4)	(10.9)

Total Allstate brand loss ratio	64.5	60.6	6.9	1.7	(1.3)	(1.4)			67.1	64.7	8.8	5.7	(0.5)	(1.0)
Allstate brand expense ratio	25.3	25.7	--	--	--	--	--	--	25.5	26.1	--	--	--	--	--	--
Allstate brand combined ratio	89.8	86.3	6.9	1.7	(1.3)	(1.4)	--	--	92.6	90.8	8.8	5.7	(0.5)	(1.0)	--	--

Encompass brand loss ratio:
Auto	78.0	70.9	3.0	1.9	0.5	(7.6)			77.2	73.5	4.3	0.6	(2.5)	(4.9)
Homeowners	83.7	56.8	36.6	13.5	(6.5)	--			85.3	61.4	36.4	16.5	1.4	--
Other personal lines	74.1	50.0	7.4	(3.8)	3.7	(11.5)			78.5	72.0	8.9	5.3	2.5	2.7

Total Encompass brand loss ratio	79.8	63.7	16.4	5.8	(1.9)	(5.1)			80.4	68.9	17.1	6.8	(0.5)	(2.4)
Encompass brand expense ratio	29.9	29.9	--	--	--	--	--	--	30.1	30.4	--	--	--	--	--	--
Encompass brand combined ratio	109.7	93.6	16.4	5.8	(1.9)	(5.1)	--	--	110.5	99.3	17.1	6.8	(0.5)	(2.4)	--	--

Esurance brand loss ratio:
Auto	76.5	78.0	1.9	0.6	(0.8)	--			76.0	78.2	1.7	1.1	(1.0)	--
Homeowners	100.0	--	--	--	--	--			100.0	--	--	--	--	--
Other personal lines	50.0	--	--	--	--	--			50.0	100.0	--	--	--	--

Total Esurance brand loss ratio	76.4	78.0	1.9	0.6	(0.8)	--			75.9	78.2	1.7	1.1	(1.0)	--
Esurance brand expense ratio	40.2	38.8	--	--	--	--	3.2	4.7	42.6	39.6	--	--	--	--	3.3	5.0
Esurance brand combined ratio	116.6	116.8	1.9	0.6	(0.8)	--	3.2	4.7	118.5	117.8	1.7	1.1	(1.0)	--	3.3	5.0

Allstate Protection loss ratio	65.8	61.6	7.1	1.8	(1.3)	(1.4)			68.1	65.5	8.8	5.5	(0.5)	(1.0)
Allstate Protection expense ratio	26.3	26.5	--	--	--	--	0.2	0.3	26.6	26.9	--	--	--	--	0.2	0.3
Allstate Protection combined ratio	92.1	88.1	7.1	1.8	(1.3)	(1.4)	0.2	0.3	94.7	92.4	8.8	5.5	(0.5)	(1.0)	0.2	0.3

(1) Ratios are calculated using the premiums earned for the respective line of business.

Auto loss ratio for the Allstate brand decreased 0.5 points in the third quarter of 2014 compared to the same period of 2013, primarily due to increased premiums earned and higher favorable reserve reestimates, partially offset by increased catastrophe losses.  Auto loss ratio for the Allstate brand increased 0.3 points in the first nine months of 2014 compared to the same period of 2013, primarily due to increased catastrophe losses and lower favorable reserve reestimates, partially offset by increased premiums earned.

Claim frequencies (rate of claim occurrence per policy in force) in the bodily injury and property damage coverages decreased 1.3% and 1.0%, respectively, in the third quarter of 2014, compared to the third quarter of 2013, and claim frequency in the bodily injury coverage and property damage decreased 1.5% and increased 0.5%, respectively, in the first nine months of 2014, compared to the first nine months of 2013.  Frequencies in bodily injury and property damage performed within historical ranges.  Bodily injury and property damage coverage paid claim severities (average cost per claim) increased 2.2% and 5.5%, respectively, in the third quarter of 2014, compared to third quarter of 2013, and increased 1.4% and 4.2%, respectively, in the first nine months of 2014, compared to the first nine months of 2013.  Bodily injury severity in the third quarter and first nine months of 2014 is showing only moderate growth compared to the historical Consumer Price Index trends after adjusting for geographic mix, age of claims and policy limit shifts.  Property damage paid severity increased 0.8% in the third quarter of 2013 compared to the third quarter of 2012.  The 2-year average increase for property-damage severity is approximately 3%.

Encompass brand auto loss ratio increased 7.1 points in the third quarter of 2014 due to unfavorable reserve reestimates compared to favorable reserve reestimates in the same period of 2013.  Encompass brand auto loss ratio increased 3.7 points in the first nine months of 2014 compared to the same period of 2013, due to increased catastrophe losses.

Esurance brand auto loss ratio decreased 1.5 points and 2.2 points in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013, primarily due to lower claim severity, rate actions and favorable reserve reestimates related to personal injury protection losses.  Subsequent to the year of policy inception, in which advertising costs are expensed, Esurance’s annual combined ratio, excluding the amortization of purchased intangible assets, remains below 100.   We manage the business so that it is profitable over the life of the business, taking rate increases as appropriate.

Homeowners loss ratio for the Allstate brand increased 16.5 points to 57.6 in the third quarter of 2014 from 41.1 in the third quarter of 2013, primarily due to higher catastrophe losses, partially offset by increased premiums earned.  Homeowners loss ratio increased 8.2 points to 65.5 in the first nine months of 2014 from 57.3 in the first nine months of 2013, primarily due to higher catastrophe losses, partially offset by increased premiums earned.  Claim frequency excluding catastrophe losses decreased 5.5% and increased 0.7% in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.  Paid claim severity excluding catastrophe losses increased 9.2% and 7.6% in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.  Paid claim severity decreased 2.2% in the third quarter of 2013 compared to the third quarter of 2012.  The 2-year average annual increase for paid claim severity is approximately 3.5%

Encompass brand homeowners loss ratio increased 26.9 points and 23.9 points in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013, primarily due to higher catastrophe losses.  Several catastrophes occurred in areas where Encompass has a concentration of policyholders.  Excluding the impact of catastrophe losses, the Encompass brand homeowners loss ratio increased 3.8 points and 4.0 points in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013, primarily due to the impact of severe weather.

Expense ratio for Allstate Protection decreased 0.2 points and 0.3 points in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.  The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended September 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Amortization of DAC	13.7	13.6	18.6	18.3	2.7	2.8	13.3	13.3
Advertising expenses	2.6	2.7	--	--	15.8	14.6	3.2	3.2
Amortization of purchased intangible assets	--	--	--	--	3.2	4.7	0.2	0.3
Other costs and expenses	9.0	9.3	10.7	11.6	18.5	16.7	9.5	9.6
Restructuring and related charges	--	0.1	0.6	--	--	--	0.1	0.1
Total expense ratio	25.3	25.7	29.9	29.9	40.2	38.8	26.3	26.5

	Nine months ended September 30,
	Allstate brand		Encompass brand		Esurance brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Amortization of DAC	13.8	13.3	18.8	18.0	2.7	2.6	13.5	13.1
Advertising expenses	2.6	2.9	0.4	0.5	19.3	15.6	3.3	3.3
Amortization of purchased intangible assets	--	--	--	--	3.3	5.0	0.2	0.3
Other costs and expenses	9.0	9.6	10.6	11.6	17.3	16.4	9.5	9.9
Restructuring and related charges	0.1	0.3	0.3	0.3	--	--	0.1	0.3
Total expense ratio	25.5	26.1	30.1	30.4	42.6	39.6	26.6	26.9

Amortization of DAC in the third quarter of 2014 was comparable to the same period of 2013 and increased in the first nine months of 2014 compared to the same period of 2013.  Amortization of DAC primarily includes agent remuneration and premium taxes.  Allstate exclusive agent remuneration comprises a base commission, variable compensation and a bonus.  Variable compensation has two components: agency success factors (local presence, Allstate Financial product sales and licensed staff), which must be achieved in order to qualify for the second component, customer experience (customer satisfaction survey).  In addition, a bonus that is a percentage of premiums can be earned by agents.  To qualify for the bonus, agents must achieve a loss ratio and an amount of sales of Allstate Financial products.  The bonus is earned by achieving qualifying numbers of multi-category households and increases in Property-Liability policies in force and Allstate Financial policies in force.  The Allstate agent commissions and bonus were expensed as a component of DAC amortization at increasing levels during 2013 and continuing in 2014 as more agents met the success factors.  In 2014, the bonus success factors were raised from 2013 levels commensurate with performance achieved in 2013, which was in excess of target amounts.  In 2014, Allstate agency total incurred base commissions, variable compensation and bonus is higher than 2013.

Advertising expenses in the third quarter and first nine months of 2014 were comparable to the same periods of 2013 due to lower spending for Allstate brand, offset by higher spending at Esurance which included new homeowners advertising in the most recent quarter.  Esurance continues to invest in advertising to achieve short term growth and long term brand positioning.

Other costs and expenses decreased in the third quarter and first nine months of 2014 compared to the same periods of 2013, primarily due to lower employee related costs, including pension expense, for Allstate and Encompass brands, partially offset by increased expenses for Esurance brand.  Esurance continues to invest in geographic expansion of its products.  Esurance expanded its renters product since December 31, 2013 from 16 to 18 states, auto from 41 to 43 states, motorcycle from 6 to 10 states, and homeowners from 3 to 11 states.  The spending on expansion, excluding advertising, which occurs prior to premiums being written, contributed approximately 2.0 points and 2.2 points to the expense ratio in the third quarter and first nine months of 2014, respectively.  Other costs and expenses for Esurance also includes certain costs relating to the acquisition of new business, such as salaries of telephone sales personnel and other underwriting costs.

Gain on disposition of $37 million, after-tax, in the first nine months of 2014 relates to the sale of Sterling Collision Centers, Inc.

Reserve reestimates  The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2014 and 2013, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2014	2013
Auto	$11,616	$11,383
Homeowners	1,821	2,008
Other personal lines	1,512	1,596
Commercial lines	576	627
Other business lines	22	27
Total Allstate Protection	$15,547	$15,641

($ in millions, except ratios)	Three months ended September 30,				Nine months ended September 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
	2014	2013	2014	2013	2014	2013	2014	2013
Auto	$(79)	$(44)	(1.1)	(0.6)	$(163)	$(193)	(0.7)	(0.9)
Homeowners	(9)	(51)	(0.1)	(0.7)	50	5	0.2	--
Other personal lines	11	7	0.2	0.1	14	29	0.1	0.1
Commercial lines	(17)	(13)	(0.3)	(0.2)	(19)	(37)	(0.1)	(0.2)
Other business lines	--	--	--	--	--	(4)	--	--
Total Allstate Protection (3)	$(94)	$(101)	(1.3)	(1.4)	$(118)	$(200)	(0.5)	(1.0)

Allstate brand	$(85)	$(86)	(1.2)	(1.2)	$(102)	$(179)	(0.5)	(0.9)
Encompass brand	(6)	(15)	(0.1)	(0.2)	(5)	(21)	--	(0.1)
Esurance brand	(3)	--	--	--	(11)	--	--	--
Total Allstate Protection	$(94)	$(101)	(1.3)	(1.4)	$(118)	$(200)	(0.5)	(1.0)

___________________________

(1) Favorable reserve reestimates are shown in parentheses.

(2)  Ratios are calculated using Property-Liability premiums earned.

(3) Prior year reserve reestimates included in catastrophe losses totaled $6 million and $44 million unfavorable in the three months and nine months ended September 30, 2014, respectively, compared to $34 million and $84 million favorable in the three months and nine months ended September 30, 2013, respectively.  The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio totaled zero and 0.2 unfavorable in the three months and nine months ended September 30, 2014, respectively, compared to 0.5 and 0.4 favorable in the three months and nine months ended September 30, 2013, respectively.

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

Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Premiums written	$1	$--	$1	$--

Premiums earned	$1	$--	$1	$--
Claims and claims expense	(105)	(135)	(110)	(141)
Operating costs and expenses	(1)	1	(2)	(1)
Underwriting loss	$(105)	$(134)	$(111)	$(142)

Underwriting losses of $105 million and $111 million in the third quarter and first nine months of 2014, respectively, were primarily related to our annual review using established industry and actuarial best practices resulting in a $87 million unfavorable reestimate of asbestos reserves, a $15 million unfavorable reestimate of environmental reserves and a $3 million increase in allowance for future uncollectible reinsurance, partially offset by a $3 million favorable reestimate of other exposure reserves.  Underwriting losses of $134 million and $142 million in the third quarter and first nine months of 2013, respectively, were primarily related to a $74 million unfavorable reestimate of asbestos reserves, a $30 million unfavorable reestimate of environmental reserves and a $30 million unfavorable reestimate of other exposure reserves, partially offset by a $1 million decrease in our allowance for future uncollectible reinsurance.

For asbestos exposures, our 2014 annual review resulted in an increase in estimated reserves of $87 million primarily related to more reported claims than expected and increased severity including claims from certain large insurance programs.  Reserves for asbestos claims were $1.05 billion and $1.02 billion, net of reinsurance recoverables of $494 million and $478 million, as of September 30, 2014 and December 31, 2013, respectively.  Incurred but not reported (“IBNR”) represents 58% of total net asbestos reserves as of September 30, 2014, 2 points higher than as of December 31, 2013.  IBNR provides for estimated probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.  In the third quarter of 2013, our review resulted in an increase in estimated reserves of $74 million.

For environmental exposures, our 2014 annual review resulted in an increase in estimated reserves of $15 million primarily related to greater reported loss activity than expected.  Reserves for environmental claims were $211 million and $208 million, net of reinsurance recoverables of $66 million and $60 million, as of September 30, 2014 and December 31, 2013, respectively.  IBNR represents 53% of total net environmental reserves, 1 point higher than as of December 31, 2013.  In the third quarter of 2013, our review resulted in an increase in estimated reserves of $30 million.

For other exposures, our 2014 annual review resulted in a decrease in estimated reserves of $3 million.  Reserves for other exposure claims were $406 million and $421 million as of September 30, 2014 and December 31, 2013, respectively.  In the third quarter of 2013, our review resulted in an increase in estimated reserves of $30 million.

The allowance for uncollectible reinsurance primarily relates to Discontinued Lines and Coverages reinsurance recoverables and was $95 million and $92 million as of September 30, 2014 and December 31, 2013, respectively.  The allowance for Discontinued Lines and Coverages represents 12.8% and 12.6% of the related reinsurance recoverable balances as of September 30, 2014 and December 31, 2013, respectively.

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

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed income securities	$216	$219	$643	$699
Equity securities	21	26	73	85
Mortgage loans	4	6	13	16
Limited partnership interests	112	69	289	235
Short-term investments	--	1	3	2
Other	15	11	48	27
Investment income, before expense	368	332	1,069	1,064
Investment expense	(24)	(23)	(62)	(71)
Net investment income	$344	$309	$1,007	$993

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed income securities: tax-exempt	2.6%	3.2%	2.6%	3.5%
Fixed income securities: tax-exempt equivalent	3.8	4.7	3.8	5.1
Fixed income securities: taxable	2.9	3.2	3.0	3.3
Equity securities	2.7	2.8	2.8	3.2
Mortgage loans	4.1	4.4	4.4	4.3
Limited partnership interests	18.4	9.3	14.4	10.4
Total portfolio	3.8	3.6	3.7	3.9

Net investment income increased 11.3% or $35 million to $344 million in the third quarter of 2014 from $309 million in the third quarter of 2013, primarily due to higher limited partnership income.  Net investment income increased 1.4% or $14 million to $1.01 billion in the first nine months of 2014 from $993 million in the first nine months of 2013, primarily due to higher limited partnership income and higher average investment balances, partially offset by lower fixed income yields.  The decrease in fixed income yields is primarily due to actions taken in 2013 to reduce interest rate risk.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Impairment write-downs	$8	$(8)	$(10)	$(33)
Change in intent write-downs	(42)	(63)	(127)	(109)
Net other-than-temporary impairment losses recognized in earnings	(34)	(71)	(137)	(142)
Sales	312	52	740	549
Valuation and settlements of derivative instruments	(12)	(7)	(34)	(16)
Realized capital gains and losses, pre-tax	266	(26)	569	391
Income tax (expense) benefit	(93)	9	(201)	(138)
Realized capital gains and losses, after-tax	$173	$(17)	$368	$253

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•                  Net income available to common shareholders was $116 million and $423 million in the third quarter and first nine months of 2014, respectively, compared to net loss available to common shareholders of $360 million and $24 million in the third quarter and first nine months of 2013, respectively.

•                  Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $508 million in the third quarter of 2014, a decrease of 11.2% from $572 million in the third quarter of 2013, and $1.62 billion in the first nine months of 2014, a decrease of 5.2% from $1.71 billion in the first nine months of 2013.

•                  Investments totaled $38.61 billion as of September 30, 2014, reflecting a decrease of $498 million from $39.11 billion as of December 31, 2013.  Investments as of December 31, 2013 excluded investments classified as held for sale.  Net investment income decreased 25.3% to $473 million in the third quarter of 2014 and 13.2% to $1.65 billion in the first nine months of 2014 from $633 million and $1.90 billion in the third quarter and first nine months of 2013, respectively.

•                  Net realized capital gains totaled $28 million in the third quarter of 2014 compared to net realized capital losses of $16 million in the third quarter of 2013, and net realized capital gains totaled $19 million in the first nine months of 2014 compared to net realized capital gains of $60 million in the first nine months of 2013.

•                  During third quarter 2014, a $6 million pre-tax charge to income was recorded related to our annual comprehensive review of the DAC, deferred sales inducement costs and secondary guarantee liability balances.  This compares to a $58 million pre-tax charge to income in the third quarter of 2013.

•                  Contractholder funds totaled $22.85 billion as of September 30, 2014, reflecting a decrease of $1.46 billion from $24.30 billion as of December 31, 2013.

•                  On April 1, 2014, we closed the sale of LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.  The loss on disposition increased by $29 million, after-tax, and $60 million, after-tax, in the three months and nine months ended September 30, 2014, respectively.  The third quarter 2014 amount and most of the amount for the nine months ended September 30, 2014 represent non-cash charges.

ALLSTATE FINANCIAL SEGMENT

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Life and annuity premiums and contract charges	$512	$584	$1,637	$1,742
Net investment income	473	633	1,651	1,901
Realized capital gains and losses	28	(16)	19	60
Total revenues	1,013	1,201	3,307	3,703

Costs and expenses
Life and annuity contract benefits	(433)	(498)	(1,334)	(1,427)
Interest credited to contractholder funds	(198)	(317)	(717)	(973)
Amortization of DAC	(58)	(97)	(198)	(243)
Operating costs and expenses	(115)	(132)	(345)	(420)
Restructuring and related charges	1	(4)	(2)	(7)
Total costs and expenses	(803)	(1,048)	(2,596)	(3,070)

(Loss) gain on disposition of operations	(26)	(646)	(93)	(643)
Income tax (expense) benefit	(68)	133	(195)	(14)
Net income (loss) available to common shareholders	$116	$(360)	$423	$(24)

Life insurance	$52	$(181)	$182	$(48)
Accident and health insurance	30	24	84	73
Annuities and institutional products	34	(203)	157	(49)
Net income (loss) available to common shareholders	$116	$(360)	$423	$(24)

Allstate Life and Retirement	$83	$(386)	$332	$(103)
Allstate Benefits	33	26	91	79
Net income (loss) available to common shareholders	$116	$(360)	$423	$(24)

Investments as of September 30			$38,607	$39,604
Investments classified as held for sale as of September 30			--	12,239

Net income available to common shareholders was $116 million in the third quarter of 2014 compared to net loss available to common shareholders of $360 million in the third quarter of 2013.  The favorable change primarily relates to the loss on disposition related to the LBL sale recorded in third quarter 2013, partially offset by the reduction in business due to the sale of LBL on April 1, 2014.  Net income available to common shareholders in third quarter 2014 and 2013 included an after-tax loss on disposition of LBL totaling $29 million and $475 million, respectively.  Excluding the loss on disposition as well as the net income of the LBL business for third quarter 2013 of $54 million, net income available to common shareholders increased $84 million in the third quarter of 2014 compared to the third quarter of 2013, primarily due to lower amortization of DAC, net realized capital gains in third quarter 2014 compared to net realized capital losses in third quarter 2013, and lower interest credited to contractholder funds, partially offset by lower net investment income.

Net income available to common shareholders was $423 million in the first nine months of 2014 compared to net loss available to common shareholders of $24 million in the first nine months of 2013.  The favorable change primarily relates to the loss on disposition related to the LBL sale recorded in third quarter 2013, partially offset by the reduction in business due to the sale of LBL on April 1, 2014.  Net income available to common shareholders in the first nine months of 2014 and 2013 included an after-tax loss on disposition of LBL totaling $60 million and $475 million, respectively.  Excluding the loss on disposition as well as the net income of the LBL business for second and third quarter 2013 of $82 million, net income available to common shareholders increased $114 million in the first nine months of 2014 compared to the first nine months of 2013, primarily due to lower interest credited to contractholder funds, lower amortization of DAC, higher life and annuity premiums and contract charges, lower operating costs and expenses and higher net investment income, partially offset by lower net realized capital gains and higher life and annuity contract benefits.

Analysis of revenues   Total revenues decreased 15.7% or $188 million and 10.7% or $396 million in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $218 million, total revenues increased 3.1% or $30 million in the third quarter of 2014 compared to the third quarter of 2013, due to net realized capital gains in third quarter 2014 compared to net realized capital losses in third quarter 2013 and higher life and annuity premiums and contract charges, partially offset by lower net investment income.  Excluding results of the LBL business for second and third quarter 2013 of $436 million, total revenues increased 1.2% or $40 million in the first nine months of 2014 compared to the first nine months of 2013, due to higher life and annuity premiums and contract charges and higher net investment income, partially offset by lower realized capital gains.

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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Underwritten products
Traditional life insurance premiums	$116	$110	$353	$330
Accident and health insurance premiums	1	7	7	19
Interest-sensitive life insurance contract charges	176	247	603	742
Subtotal – Allstate Life and Retirement	293	364	963	1,091
Traditional life insurance premiums	10	10	25	25
Accident and health insurance premiums	181	173	557	520
Interest-sensitive life insurance contract charges	24	25	73	71
Subtotal – Allstate Benefits	215	208	655	616
Total underwritten products	508	572	1,618	1,707

Annuities
Immediate annuities with life contingencies premiums	--	6	5	22
Other fixed annuity contract charges	4	6	14	13
Total annuities	4	12	19	35

Life and annuity premiums and contract charges (1)	$512	$584	$1,637	$1,742

____________________

(1)        Contract charges related to the cost of insurance totaled $135 million and $182 million for the third quarter of 2014 and 2013, respectively, and $457 million and $541 million in the first nine months of 2014 and 2013, respectively.

Total premiums and contract charges decreased 12.3% or $72 million and 6.0% or $105 million in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $83 million, premiums and contract charges increased $11 million in the third quarter of 2014 compared to the same period of 2013.  Excluding results of the LBL business for second and third quarter 2013 of $165 million, premiums and contract charges increased $60 million in the first nine months of 2014 compared to the first nine months of 2013.  The increases in both periods were primarily due to growth in Allstate Benefits accident and health insurance business and increased traditional life insurance premiums due to higher renewals and sales through Allstate agencies, partially offset by lower premiums on immediate annuities with life contingencies due to discontinuing new sales January 1, 2014.

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Contractholder funds, beginning balance	$23,472	$36,357	$24,304	$39,319
Contractholder funds classified as held for sale, beginning balance	--	--	10,945	--
Total contractholder funds, including those classified as held for sale	23,472	36,357	35,249	39,319

Deposits
Interest-sensitive life insurance	247	330	811	1,044
Fixed annuities	48	218	231	786
Total deposits	295	548	1,042	1,830

Interest credited	197	321	717	985

Benefits, withdrawals, maturities and other adjustments
Benefits	(286)	(392)	(955)	(1,186)
Surrenders and partial withdrawals	(630)	(807)	(1,896)	(2,543)
Maturities of and interest payments on institutional products	(1)	(1)	(1)	(1,799)
Contract charges	(197)	(279)	(677)	(830)
Net transfers from separate accounts	2	2	6	8
Other adjustments (1)	(4)	10	25	(25)
Total benefits, withdrawals, maturities and other adjustments	(1,116)	(1,467)	(3,498)	(6,375)

Contractholder funds sold in LBL disposition	--	--	(10,662)	--
Contractholder funds classified as held for sale, ending balance	--	(11,283)	--	(11,283)

Contractholder funds, ending balance	$22,848	$24,476	$22,848	$24,476

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

Contractholder funds decreased 2.7% and 6.0% in the third quarter and first nine months of 2014, respectively.  Contractholder funds including those classified as held for sale decreased 1.6% and 9.1% in the third quarter and first nine months of 2013, respectively.  The decreases in the 2014 periods reflect that we are no longer offering fixed annuity products beginning January 1, 2014.

Contractholder deposits decreased 46.2% and 43.1% in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013, primarily due to no longer offering fixed annuity products beginning January 1, 2014, as well as lower deposits on interest-sensitive life insurance due to the LBL sale.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 21.9% to $630 million in the third quarter of 2014 and 25.4% to $1.90 billion in the first nine months of 2014 from $807 million and $2.54 billion in the third quarter and first nine months of 2013, respectively.  The decreases primarily relate to the LBL sale.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.6% in the first nine months of 2014 compared to 10.5% in the same period of 2013.

Maturities of and interest payments on institutional products included a $1.75 billion maturity in the first nine months of 2013.

Net investment income decreased 25.3% or $160 million to $473 million in the third quarter of 2014 and 13.2% or $250 million to $1.65 billion in the first nine months of 2014 from $633 million and $1.90 billion in the third quarter and first nine months of 2013, respectively.  Excluding results of the LBL business for third quarter 2013 of $135 million, net investment income decreased $25 million in the third quarter of 2014 compared to the same period of 2013, primarily due to lower average investment balances.  Excluding results of the LBL business for second and third quarter 2013 of $271 million, net investment income increased $21 million in the first nine months of 2014 compared to the same period of 2013, primarily due to higher limited partnership income, partially offset by lower average investment balances.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Impairment write-downs	$2	$(10)	$(2)	$(28)
Change in intent write-downs	(21)	(7)	(40)	(15)
Net other-than-temporary impairment losses recognized in earnings	(19)	(17)	(42)	(43)
Sales	43	6	52	89
Valuation and settlements of derivative instruments	4	(5)	9	14
Realized capital gains and losses, pre-tax	28	(16)	19	60
Income tax (expense) benefit	(9)	4	(6)	(23)
Realized capital gains and losses, after-tax	$19	$(12)	$13	$37

For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses  Total costs and expenses decreased 23.4% or $245 million in the third quarter of 2014 and 15.4% or $474 million in the first nine months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $136 million, total costs and expenses decreased $109 million in the third quarter of 2014 compared to the same period of 2013, primarily due to lower amortization of DAC and lower interest credited to contractholder funds.  Excluding results of the LBL business for second and third quarter 2013 of $312 million, total costs and expenses decreased $162 million in the first nine months of 2014 compared to the same period of 2013, primarily due to lower interest credited to contractholder funds, lower amortization of DAC and lower operating costs and expenses, partially offset by higher life and annuity contract benefits.

Life and annuity contract benefits decreased 13.1% or $65 million in the third quarter of 2014 and 6.5% or $93 million in the first nine months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $65 million, life and annuity contract benefits in the third quarter of 2014 were comparable to the same period of 2013.  Excluding results of the LBL business for second and third quarter 2013 of $127 million, life and annuity contract benefits increased $34 million in the first nine months of 2014 compared to the same period of 2013, primarily due to worse mortality experience on life insurance and growth at Allstate Benefits.

Our annual review of assumptions in third quarter 2014 resulted in an $11 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to increased projected exposure to secondary guarantees.  In the third quarter of 2013, the review resulted in a $37 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher concentration of and increased projected exposure to secondary guarantees.  $25 million of the increase in third quarter 2013 related to the disposed LBL business.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $131 million and $391 million in the third quarter and first nine months of 2014, respectively, compared to $133 million and $396 million in the third quarter and first nine months of 2013, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Life insurance	$67	$54	$220	$206
Accident and health insurance	(1)	(4)	(5)	(11)
Annuities	(30)	(22)	(69)	(55)
Subtotal – Allstate Life and Retirement	36	28	146	140
Life insurance	5	6	12	15
Accident and health insurance	100	89	303	271
Subtotal – Allstate Benefits	105	95	315	286
Total benefit spread	$141	$123	$461	$426

Benefit spread increased 14.6% or $18 million in the third quarter of 2014 and 8.2% or $35 million in the first nine months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $(4) million, benefit spread increased $14 million in the third quarter of 2014 compared to the same period of 2013, primarily due to growth in Allstate Benefits accident and health insurance and higher premiums on life insurance, partially offset by worse mortality experience on immediate annuities.  Excluding results of the LBL business for second and third quarter 2013 of $(8) million, benefit spread increased $27 million in the first nine months of 2014 compared to the same period of 2013, primarily due to growth in Allstate Benefits accident and health insurance and higher premiums and cost of insurance contract charges on life insurance, partially offset by worse mortality experience on life insurance and immediate annuities.

Interest credited to contractholder funds decreased 37.5% or $119 million in the third quarter of 2014 and 26.3% or $256 million in the first nine months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $90 million, interest credited to contractholder funds decreased $29 million in the third quarter of 2014 compared to the same period of 2013.  Excluding results of the LBL business for second and third quarter 2013 of $179 million, interest credited to contractholder funds decreased $77 million in the first nine months of 2014 compared to the same period of 2013.  The decreases in both periods were primarily due to lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $2 million in third quarter 2014 compared to an increase of $17 million in third quarter 2013, and increased interest credited to contractholder funds by $19 million in the first nine months of 2014 compared to an increase of $21 million in the first nine months of 2013.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Annuities and institutional products	$54	$100	$262	$247
Life insurance	20	22	71	68
Accident and health insurance	1	4	7	11
Net investment income on investments supporting capital	58	66	195	201
Subtotal – Allstate Life and Retirement	133	192	535	527
Life insurance	3	3	8	9
Accident and health insurance	3	2	8	8
Net investment income on investments supporting capital	3	3	11	9
Subtotal – Allstate Benefits	9	8	27	26
Investment spread before valuation changes on embedded derivatives that are not hedged	142	200	562	553
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	2	(17)	(19)	(21)
Total investment spread	$144	$183	$543	$532

Investment spread before valuation changes on embedded derivatives that are not hedged decreased 29.0% or $58 million in the third quarter of 2014 compared to the same period of 2013.  Excluding results of the LBL business for third quarter 2013 of $55 million, investment spread before valuation changes on embedded derivatives that are not hedged decreased $3 million in the third quarter of 2014 compared to the same period of 2013, primarily due to the continued managed reduction in our spread-based business in force, partially offset by lower crediting rates.  Investment spread before valuation changes on embedded derivatives that are not hedged increased 1.6% or $9 million in the first nine months of 2014 compared to the same period of 2013.  Excluding results of the LBL business for the second and third quarter of 2013 of $106 million, investment spread before valuation changes on embedded derivatives that are not hedged increased $115 million in the first nine months of 2014 compared to the same period of 2013, primarily due to higher limited partnership income, higher fixed income yields and lower crediting rates, partially offset by the continued managed reduction in our spread-based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.  For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale were included for periods prior to April 1, 2014.

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2014	2013	2014	2013	2014	2013
Interest-sensitive life insurance	5.1%	5.0%	4.0%	3.8%	1.1%	1.2%
Deferred fixed annuities and institutional products	4.5	4.8	2.8	2.9	1.7	1.9
Immediate fixed annuities with and without life contingencies	6.7	6.9	6.0	6.0	0.7	0.9
Investments supporting capital, traditional life and other products	4.3	4.0	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2014	2013	2014	2013	2014	2013
Interest-sensitive life insurance	5.3%	5.1%	3.9%	3.8%	1.4%	1.3%
Deferred fixed annuities and institutional products	4.5	4.7	2.9	3.0	1.6	1.7
Immediate fixed annuities with and without life contingencies	7.4	6.6	6.0	6.0	1.4	0.6
Investments supporting capital, traditional life and other products	4.3	3.9	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	September 30,
	2014	2013
Immediate fixed annuities with life contingencies	$8,914	$8,910
Other life contingent contracts and other	3,568	3,680
Reserve for life-contingent contract benefits	$12,482	$12,590

Interest-sensitive life insurance	$7,838	$7,742
Deferred fixed annuities	11,175	12,624
Immediate fixed annuities without life contingencies	3,492	3,715
Institutional products	85	85
Other	258	310
Contractholder funds	$22,848	$24,476

Traditional life insurance	$--	$331
Accident and health insurance	--	1,298
Interest-sensitive life insurance	--	3,579
Deferred fixed annuities	--	7,704
Liabilities held for sale	$--	$12,912

Amortization of DAC   The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$64	$77	$203	$218
Amortization (accretion) relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	2	(3)	3	2
Amortization (deceleration) acceleration for changes in assumptions (“DAC unlocking”)	(8)	23	(8)	23
Total amortization of DAC	$58	$97	$198	$243

____________________

(1)         The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 40.2% or $39 million in the third quarter of 2014 and 18.5% or $45 million in the first nine months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $(30) million, amortization of DAC decreased $69 million in the third quarter of 2014 compared to the same period of 2013, primarily due to amortization deceleration for changes in assumptions in 2014 compared to amortization acceleration in 2013.  Excluding results of the LBL business for second and third quarter 2013 of $(18) million, amortization of DAC decreased $63 million in the first nine months of 2014 compared to the same period of 2013, primarily due to amortization deceleration for changes in assumptions in 2014 compared to amortization acceleration in 2013, partially offset by higher amortization on accident and health insurance resulting from growth.

Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines.  In the third quarter of 2014, the review resulted in a deceleration of DAC amortization (credit to income) of $8 million.  Amortization deceleration of $10 million related to interest-sensitive life insurance and was primarily due to a decrease in projected expenses, partially offset by increased projected mortality.  Amortization acceleration of $2 million related to fixed annuities and was primarily due to a decrease in projected gross profits.

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

($ in millions)	2014	2013
Investment margin	$11	$(17)
Benefit margin	35	15
Expense margin	(54)	25
Net (deceleration) acceleration	$(8)	$23

Operating costs and expenses decreased 12.9% or $17 million in the third quarter of 2014 and 17.9% or $75 million in the first nine months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $11 million, operating costs and expenses decreased $6 million in the third quarter of 2014 compared to the same period of 2013.  Excluding results of the LBL business for second and third quarter 2013 of

$24 million, operating costs and expenses decreased $51 million in the first nine months of 2014 compared to the same period of 2013.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Non-deferrable commissions	$25	$26	$78	$77
General and administrative expenses	78	92	226	298
Taxes and licenses	12	14	41	45
Total operating costs and expenses	$115	$132	$345	$420

Restructuring and related charges	$(1)	$4	$2	$7

General and administrative expenses decreased 15.2% or $14 million in the third quarter of 2014 and 24.2% or $72 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to actions to improve strategic focus and modernize the operating model.  This included the sale of LBL, exiting the master brokerage agency distribution channel, the planned outsourcing of the annuity business and other rightsizing and profitability actions.

INVESTMENTS HIGHLIGHTS

•                  Investments totaled $80.72 billion as of September 30, 2014, decreasing from $81.16 billion as of December 31, 2013.

•                  Unrealized net capital gains totaled $3.14 billion as of September 30, 2014, increasing from $2.70 billion as of December 31, 2013.

•                  Net investment income was $823 million in the third quarter of 2014, a decrease of 13.4% from $950 million in the third quarter of 2013, and $2.68 billion in the first nine months of 2014, a decrease of 8.1% from $2.92 billion in the first nine months of 2013.

•                  Net realized capital gains were $294 million in the third quarter of 2014 compared to net realized capital losses of $41 million in the third quarter of 2013, and net realized capital gains were $588 million in the first nine months of 2014 compared to net realized capital gains of $452 million in the first nine months of 2013.

INVESTMENTS

The composition of the investment portfolios as of September 30, 2014 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$31,366	78.6%	$29,023	75.2%	$1,924	88.1%	$62,313	77.2%
Equity securities (2)	3,053	7.7	1,282	3.3	--	--	4,335	5.4
Mortgage loans	372	0.9	3,771	9.8	--	--	4,143	5.1
Limited partnership interests (3)	2,411	6.0	1,933	5.0	4	0.2	4,348	5.4
Short-term investments(4)	1,328	3.3	880	2.3	255	11.7	2,463	3.0
Other	1,401	3.5	1,718	4.4	--	--	3,119	3.9
Total	$39,931	100.0%	$38,607	100.0%	$2,183	100.0%	$80,721	100.0%

____________________
(1)

Fixed income securities are carried at fair value. Amortized cost basis for these securities was $30.90 billion, $26.82 billion, $1.90 billion and $59.62 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $2.75 billion, $1.13 billion and $3.88 billion for Property-Liability, Allstate Financial and in Total, respectively.
(3)	We have commitments to invest in additional limited partnership interests totaling $1.28 billion, $1.23 billion and $2.51 billion for Property-Liability, Allstate Financial and in Total, respectively.
(4)

Short-term investments are carried at fair value. Amortized cost basis for these investments was $1.33 billion, $880 million, $255 million and $2.46 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(5)	Balances reflect the elimination of related party investments between segments.

Total investments decreased to $80.72 billion as of September 30, 2014, from $81.16 billion as of December 31, 2013, primarily due to common share repurchases, debt repayments and the reclassification of tax credit funds from limited partnership interests to other assets, partially offset by favorable fixed income valuations resulting from a decrease in risk-free interest rates and proceeds from the issuance of preferred stock.

The Property-Liability investment portfolio increased to $39.93 billion as of September 30, 2014, from $39.64 billion as of December 31, 2013, primarily due to favorable fixed income valuations and a $700 million return of capital paid by ALIC to Allstate Insurance Company (“AIC”), partially offset by dividends paid by AIC to The Allstate Corporation (the “Corporation”) and the reclassification of tax credit funds from limited partnership interests to other assets.

The Allstate Financial investment portfolio decreased to $38.61 billion as of September 30, 2014, from $39.11 billion as of December 31, 2013, primarily due to a $700 million return of capital paid by ALIC to AIC, the reclassification of tax credit funds from limited partnership interests to other assets, and net reductions in contractholder funds, partially offset by higher fixed income valuations.

The Corporate and Other investment portfolio decreased to $2.18 billion as of September 30, 2014, from $2.41 billion as of December 31, 2013, primarily due to common share repurchases, debt repayments and dividends paid to shareholders, partially offset by dividends paid by AIC to the Corporation and proceeds from the issuance of preferred stock.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of September 30, 2014	Percent to total investments	Fair value as of December 31, 2013	Percent to total investments
U.S. government and agencies	$4,309	5.3%	$2,913	3.6%
Municipal	8,535	10.6	8,723	10.8
Corporate	41,071	50.9	40,603	50.0
Foreign government	1,693	2.1	1,824	2.2
Asset-backed securities (“ABS”)	4,709	5.8	4,518	5.6
Residential mortgage-backed securities (“RMBS”)	1,289	1.6	1,474	1.8
Commercial mortgage-backed securities (“CMBS”)	681	0.9	829	1.0
Redeemable preferred stock	26	--	26	0.1
Total fixed income securities	$62,313	77.2%	$60,910	75.1%

As of September 30, 2014, 89.2% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of September 30, 2014.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$4,309	$128	$--	$--	$4,309	$128

Municipal
Tax exempt	4,790	133	98	(1)	4,888	132
Taxable	3,584	428	63	(3)	3,647	425

Corporate
Public	26,624	1,218	3,852	45	30,476	1,263
Privately placed	9,172	486	1,423	(7)	10,595	479

Foreign government	1,693	96	--	--	1,693	96

ABS
Collateralized debt obligations (“CDO”)	1,082	(1)	162	(9)	1,244	(10)
Consumer and other asset-backed securities (“Consumer and other ABS”)	3,441	27	24	1	3,465	28

RMBS
U.S. government sponsored entities (“U.S. Agency”)	312	12	--	--	312	12
Prime residential mortgage-backed securities (“Prime”)	97	1	306	37	403	38
Alt-A residential mortgage-backed securities (“Alt-A”)	13	1	323	34	336	35
Subprime residential mortgage-backed securities (“Subprime”)	6	--	232	19	238	19

CMBS	426	19	255	29	681	48

Redeemable preferred stock	26	4	--	--	26	4
Total fixed income securities	$55,575	$2,552	$6,738	$145	$62,313	$2,697

Municipal bonds, including tax exempt and taxable securities, totaled $8.54 billion as of September 30, 2014 with an unrealized net capital gain of $557 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Corporate bonds, including publicly traded and privately placed, totaled $41.07 billion as of September 30, 2014, with an unrealized net capital gain of $1.74 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

ABS, including CDO and Consumer and other ABS, totaled $4.71 billion as of September 30, 2014, with 96.1% rated investment grade and an unrealized net capital gain of $18 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

CDO totaled $1.24 billion as of September 30, 2014, with 87.0% rated investment grade and an unrealized net capital loss of $10 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.

Consumer and other ABS totaled $3.47 billion as of September 30, 2014, with 99.3% rated investment grade.  Consumer and other ABS consists of $1.60 billion of consumer auto, $923 million of credit card and $938 million of other ABS with unrealized net capital gains of $2 million, zero and $26 million, respectively.

RMBS totaled $1.29 billion as of September 30, 2014, with 33.2% rated investment grade and an unrealized net capital gain of $104 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.  The non-agency portfolio totaled $977 million as of September 30, 2014, with 11.9% rated investment grade and an unrealized net capital gain of $92 million.

CMBS totaled $681 million as of September 30, 2014, with 62.6% rated investment grade and an unrealized net capital gain of $48 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 92.7% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

Mortgage loans, which are primarily held in the Allstate Financial portfolio, totaled $4.14 billion as of September 30, 2014 and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and other funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  Tax credit funds were reclassified from limited partnership interests to other assets as of June 30, 2014 since the return on these funds is in the form of tax credits rather than investment income.  These tax credit funds totaled $576 million as of September 30, 2014.  The following table presents information about our limited partnership interests as of September 30, 2014.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Other funds	Total
Cost method of accounting (“Cost”)	$881	$263	$--	$1,144
Equity method of accounting (“EMA”)	1,878	1,162	164	3,204
Total	$2,759	$1,425	$164	$4,348

Number of managers	98	39	13	150
Number of individual funds	176	85	19	280
Largest exposure to single fund	$109	$205	$91	$205

______________

(1) Includes $547 million of infrastructure and real asset funds.

The following tables show the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended September 30,
	2014				2013
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$14	$52	$66	$(5)	$39	$29	$68	$(1)
Real estate funds	11	82	93	19	9	40	49	(1)
Other funds	--	3	3	--	--	(11)	(11)	--
Total	$25	$137	$162	$14	$48	$58	$106	$(2)

	Nine months ended September 30,
	2014				2013
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$100	$195	$295	$(17)	$94	$100	$194	$(8)
Real estate funds	39	147	186	12	25	135	160	(2)
Other funds	2	16	18	--	--	(15)	(15)	--
Total	$141	$358	$499	$(5)	$119	$220	$339	$(10)

Limited partnership interests produced income, excluding impairment write-downs, of $162 million and $499 million in the three months and nine months ended September 30, 2014, respectively, compared to $106 million and $339 million in the three months and nine months ended September 30, 2013, respectively.  Higher EMA limited partnership income resulted from favorable equity and real estate valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on private equity/debt funds and real estate funds are generally on a three month delay and the income recognition on other funds is primarily on a one month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $3.14 billion as of September 30, 2014 compared to $2.70 billion as of December 31, 2013.  The increase for fixed income securities was primarily due to a decrease in risk-free interest rates, partially offset by the realization of unrealized net capital gains through sales.  The decrease for equity securities was primarily due to the realization of unrealized net capital gains through sales, partially offset by positive equity market performance.  The following table presents unrealized net capital gains and losses.

($ in millions)	September 30, 2014	December 31, 2013
U.S. government and agencies	$128	$122
Municipal	557	277
Corporate	1,742	1,272
Foreign government	96	88
ABS	18	27
RMBS	104	71
CMBS	48	41
Redeemable preferred stock	4	4
Fixed income securities	2,697	1,902
Equity securities	458	624
Derivatives	(8)	(18)
EMA limited partnerships	(5)	(3)
Investments classified as held for sale	--	190
Unrealized net capital gains and losses, pre-tax	$3,142	$2,695

The unrealized net capital gain for the fixed income portfolio totaled $2.70 billion and comprised $2.96 billion of gross unrealized gains and $265 million of gross unrealized losses as of September 30, 2014.  This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.90 billion, comprised of $2.48 billion of gross unrealized gains and $573 million of gross unrealized losses as of December 31, 2013.

Gross unrealized gains and losses on fixed income securities by type and sector as of September 30, 2014 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Consumer goods (cyclical and non-cyclical)	$9,701	$348	$(39)	$10,010
Banking	3,571	70	(34)	3,607
Capital goods	3,932	211	(20)	4,123
Energy	4,731	234	(18)	4,947
Utilities	4,900	495	(16)	5,379
Basic industry	2,159	84	(16)	2,227
Technology	2,267	67	(16)	2,318
Communications	2,937	135	(12)	3,060
Transportation	1,555	124	(8)	1,671
Financial services	2,986	122	(7)	3,101
Other	590	40	(2)	628
Total corporate fixed income portfolio	39,329	1,930	(188)	41,071

U.S. government and agencies	4,181	132	(4)	4,309
Municipal	7,978	580	(23)	8,535
Foreign government	1,597	97	(1)	1,693
ABS	4,691	50	(32)	4,709
RMBS	1,185	118	(14)	1,289
CMBS	633	51	(3)	681
Redeemable preferred stock	22	4	--	26
Total fixed income securities	$59,616	$2,962	$(265)	$62,313

The consumer goods, banking, capital goods and energy sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2014.  In general, the gross unrealized losses are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

The unrealized net capital gain for the equity portfolio totaled $458 million and comprised $477 million of gross unrealized gains and $19 million of gross unrealized losses as of September 30, 2014.  This is compared to an unrealized net capital gain for the equity portfolio totaling $624 million, comprised of $658 million of gross unrealized gains and $34 million of gross unrealized losses as of December 31, 2013.

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed income securities	$581	$721	$1,870	$2,223
Equity securities	28	30	91	94
Mortgage loans	54	99	206	290
Limited partnership interests	162	106	499	339
Short-term investments	1	1	5	4
Other	41	44	127	120
Investment income, before expense	867	1,001	2,798	3,070
Investment expense	(44)	(51)	(118)	(153)
Net investment income	$823	$950	$2,680	$2,917

Net investment income decreased 13.4% or $127 million in the third quarter of 2014 and 8.1% or $237 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to lower average investment balances relating to the sale of LBL on April 1, 2014 and lower fixed income yields, partially offset by higher limited partnership income.  Net investment income in the third quarter and first nine months of 2014 includes $15 million and $92 million, respectively, related to prepayment fee income and litigation proceeds compared to $36 million and $115 million in the third quarter and first nine months of 2013, respectively.  These items may vary significantly from period to period and may not recur.  Higher EMA limited partnership income resulted from favorable equity and real estate valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Impairment write-downs	$10	$(18)	$(12)	$(61)
Change in intent write-downs	(63)	(70)	(167)	(124)
Net other-than-temporary impairment losses recognized in earnings	(53)	(88)	(179)	(185)
Sales	355	59	792	639
Valuation and settlements of derivative instruments	(8)	(12)	(25)	(2)
Realized capital gains and losses, pre-tax	294	(41)	588	452
Income tax (expense) benefit	(102)	13	(207)	(161)
Realized capital gains and losses, after-tax	$192	$(28)	$381	$291

Impairment write-downs, which include changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed income securities	$(6)	$(8)	$(10)	$(49)
Equity securities	--	--	(3)	(9)
Mortgage loans	2	(6)	6	11
Limited partnership interests	14	(2)	(5)	(10)
Other investments	--	(2)	--	(4)
Impairment write-downs	$10	$(18)	$(12)	$(61)

Impairment write-downs on fixed income securities for the three and nine months ended September 30, 2014 were primarily driven by municipal and corporate fixed income securities impacted by issuer specific circumstances.  In the three months ended September 30, 2014, limited partnership write-downs included the recovery in value of a limited partnership, based upon reported EMA net income, that was previously written-down, to the extent of the original loss.

Change in intent write-downs totaling $63 million and $167 million in the three months and nine months ended September 30, 2014, respectively, were primarily related to the repositioning and ongoing portfolio management of our equity securities.

Sales generated $355 million and $792 million of net realized capital gains in the three months and nine months ended September 30, 2014, respectively, primarily related to equity and fixed income securities in connection with ongoing portfolio management.

Valuation and settlements of derivative instruments generated net realized capital losses of $8 million and $25 million for the three months and nine months ended September 30, 2014, respectively, primarily composed of losses on equity futures used for risk management due to increases in equity indices and losses on foreign currency contracts due to the weakening of the Canadian dollar.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholders’ equity as of September 30, 2014 was $22.33 billion, an increase of 4.0% from $21.48 billion as of December 31, 2013.

•                  On January 2, 2014, April 1, 2014 and July 1, 2014, we paid common shareholder dividends of $0.25, $0.28, and $0.28, respectively.  On July 22, 2014, we declared a common shareholder dividend of $0.28 to be payable on October 1, 2014.

•                  On August 1, 2014, we entered into a new accelerated share repurchase agreement (“ASR 2”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) to purchase $750 million of our outstanding common stock.

•                  As of September 30, 2014, there was $587 million remaining on our common share repurchase program.  During the first nine months of 2014, we repurchased 24.9 million common shares for $1.42 billion in the market and under the ASR that settled July 29, 2014.  Under ASR 2, we acquired 11.0 million shares, pursuant to which we paid a prepayment amount of $750 million.  The actual number of shares we repurchase under ASR 2, and the purchase price, will be determined at the completion of the agreement, which is expected to be no later than December 15, 2014.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	September 30, 2014	December 31, 2013
Preferred stock, common stock, retained income and other shareholders’ equity items	$21,091	$20,434
Accumulated other comprehensive income	1,238	1,046
Total shareholders’ equity	22,329	21,480
Debt	5,195	6,201
Total capital resources	$27,524	$27,681

Ratio of debt to shareholders’ equity	23.3%	28.9%
Ratio of debt to capital resources	18.9%	22.4%

Shareholders’ equity increased in the first nine months of 2014, primarily due to net income, the issuance of preferred stock and increased unrealized net capital gains on investments, partially offset by common share repurchases and dividends paid to shareholders.  In the nine months ended September 30, 2014, we paid dividend payments of $360 million and $56 million related to our common and preferred shares, respectively.

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

Debt  $300 million of 6.20% Senior Notes were paid at maturity in May 2014 and $650 million of 5.00% Senior Notes were paid at maturity in August 2014.  These Notes were paid from available funds.  We have no debt maturities until 2018.

Capital resources comprise an increasing mix of preferred stock and subordinated debt due to issuances in 2013 and 2014 and the completion of a tender offer to repurchase debt in 2013.  As of September 30, 2014, capital resources includes $1.75 billion or 6.3% of preferred stock and $2.05 billion or 7.5% of subordinated debt, a total of 13.8% compared to 10.2% as of December 31, 2013 and 3.8% as of December 31, 2012.  This increases our strategic flexibility by decreasing our debt to shareholders’ equity ratio, which is one determinant of borrowing capacity.

Common share repurchases  As of September 30, 2014, our $2.5 billion common share repurchase program that commenced in February 2014 had $587 million remaining and is expected to be completed by August 31, 2015.

On March 21, 2014, we entered into an ASR with Barclays and Barclays Capital Inc., as Barclays’ agent, to purchase $750 million of our outstanding common stock.  This accelerated share repurchase agreement settled on

July 29, 2014.  On August 1, 2014, we entered into ASR 2 with Morgan Stanley to purchase $750 million of our outstanding common stock.

During the first nine months of 2014, we repurchased 24.9 million common shares for $1.42 billion in the market and under the ASR that settled July 29, 2014.  Under ASR 2, we acquired 11.0 million shares, pursuant to which we paid a prepayment amount of $750 million.  As of September 30, 2014, $637.5 million of the prepayment amount is reported in treasury stock and $112.5 million is reported in additional capital paid-in in the Condensed Consolidated Statement of Shareholders’ Equity.  The actual number of shares we repurchase under ASR 2, and the purchase price, will be determined at the completion of the agreement, which is expected to be no later than December 15, 2014, which includes a settlement at maturity.  The settlement is dependent on market price over the duration of the agreement and is expected to be made in shares.  The average price of the shares purchased under ASR 2 will be determined at settlement.  During the duration of ASR 2, we may purchase additional shares as agreed using Morgan Stanley as the broker.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.  Rating agencies continue to give favorable treatment in capitalization to preferred stock and subordinated debt, of which Allstate had $3.80 billion as of September 30, 2014 compared to $2.83 billion as of December 31, 2013 and $1.00 billion as of December 31, 2012.  In January 2014, A.M. Best affirmed The Allstate Corporation’s debt and commercial paper ratings of a- and AMB-1, respectively, and our insurance entities financial strength ratings of A+ for AIC and ALIC.  The outlook for AIC and ALIC remained stable.  In June 2014, S&P affirmed The Allstate Corporation’s debt and commercial paper ratings of A- and A-2, respectively, and our insurance entities financial strength ratings of AA- for AIC and A+ for ALIC.  The outlook for all entities remained stable.  There have been no changes to our debt, commercial paper and insurance financial strength ratings from Moody’s since December 31, 2013.

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

Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $2.33 billion as of September 30, 2014 comprising cash and investments that are generally saleable within one quarter.  The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.  This provides funds for the parent company’s fixed charges and other corporate purposes.

In the first nine months of 2014, AIC paid dividends totaling $2.27 billion to its parent, Allstate Insurance Holdings, LLC (“AIH”), who then paid the same amount of dividends to the Corporation.  In the second quarter of 2014, ALIC paid a $700 million return of capital to AIC.

Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.  We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration.  As of September 30, 2014, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.

The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions.  In the first nine months of 2014, we did not defer interest payments on the subordinated debentures.

The Corporation has access to additional borrowing to support liquidity as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2014, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs our commercial paper facility.  In April 2014, we amended the maturity date of this facility to April 2019 and also amended our option to extend the expiration by one year to the first and second anniversary of the amendment, upon approval of existing or replacement lenders.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 11.9% as of September 30, 2014.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the third quarter and first nine months of 2014.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission on April 30, 2012.  We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 481 million shares of treasury stock as of September 30, 2014), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $22.85 billion as of September 30, 2014.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2014.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,681	16.1%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	6,363	27.9
Market value adjustments (2)	2,470	10.8
Subject to discretionary withdrawal without adjustments (3)	10,334	45.2
Total contractholder funds (4)	$22,848	100.0%

_______________

(1)  Includes $2.63 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)  $1.76 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)  84% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)  Includes $862 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.6% and 10.5% in the first nine months of 2014 and 2013, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

The following table summarizes consolidated cash flow activities by segment for the first nine months ended September 30.

($ in millions)					Corporate
	Property-Liability (1)		Allstate Financial (1)		and Other (1)		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$2,230	$2,014	$487	$811	$(152)	$246	$2,565	$3,071
Investing activities	(517)	(415)	2,254	3,293	247	(645)	1,984	2,233
Financing activities	(22)	33	(1,918)	(3,859)	(2,399)	(1,202)	(4,339)	(5,028)
Cash classified as held for sale		--		(13)		--	--	(13)
Net increase in consolidated cash							$210	$263

_______________

(1) Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

Property-Liability  Higher cash provided by operating activities in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to increased premiums and lower contributions to benefit plans, partially offset by higher claim payments and the proceeds received in 2013 from the surrender of company owned life insurance.

Higher cash used in investing activities in the first nine months of 2014 compared to the first nine months of 2013 was primarily the result of increased purchases of securities and short-term investments, partially offset by increased sales of securities.  Increased sales and purchases of securities resulted from more active portfolio management.

Allstate Financial  Lower cash provided by operating activities in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower net investment income and income tax payments in the first nine months of 2014 compared to income tax refunds in the first nine months of 2013, partially offset by higher premiums on accident and health and traditional life insurance products.

Lower cash was provided by investing activities in the first nine months of 2014 compared to the first nine months of 2013 as proceeds from the sale of LBL were more than offset by lower collections and sales, partially offset by lower purchases.  Lower collections resulted from funding a large institutional product maturity in 2013 from the portfolio.

Lower cash used in financing activities in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a $1.75 billion institutional product maturity in 2013 and lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (2)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
July 1, 2014 - July 31, 2014	3,185,322	$ 61.0648	3,184,279	$1.3 billion
August 1, 2014 - August 31, 2014	11,933,141	$ 58.4931	11,836,732	$626 million
September 1, 2014- September 30, 2014	643,063	$ 61.5398	637,998	$587 million
Total	15,761,526	$ 59.1371	15,659,009

_______________

(1) In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

July:            1,043

August:     96,409

September:  5,065

(2) Under an accelerated share repurchase agreement entered into on March 21, 2014 and completed on July 29, 2014, we repurchased 13,145,934 shares at an average share price of $57.69, excluding commissions and discounts.

(3) From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(4) On February 19, 2014, we announced the approval of a share repurchase program for $2.50 billion, to be completed by August 31, 2015.

Item 6.  Exhibits

(a)                                 Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

October 29, 2014	By	/s/ Samuel H. Pilch
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

10.1	Resolutions regarding Non-Employee Director Compensation adopted by The Allstate Corporation Board of Directors on September 24, 2014					X
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated October 29, 2014, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

E-1