Form 10-K
period 2014-12-31
ALLSTATE CORP
filed 2015-02-19
CIK 899051

Use these links to rapidly review the document

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number 1-11840

THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2775 Sanders Road, Northbrook, Illinois 60062 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (847) 402-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange Chicago Stock Exchange
5.10% Fixed-to-Floating Rate Subordinated Debentures due 2053	New York Stock Exchange
Depositary Shares each representing a 1/1,000th interest in a share of Fixed Rate Noncumulative Perpetual Preferred Stock, Series A	New York Stock Exchange
Depositary Shares each representing a 1/1,000th interest in a share of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C	New York Stock Exchange
Depositary Shares each representing a 1/1,000th interest in a share of Fixed Rate Noncumulative Perpetual Preferred Stock, Series D	New York Stock Exchange
Depositary Shares each representing a 1/1,000th interest in a share of Fixed Rate Noncumulative Perpetual Preferred Stock, Series E	New York Stock Exchange
Depositary Shares each representing a 1/1,000th interest in a share of Fixed Rate Noncumulative Perpetual Preferred Stock, Series F	New York Stock Exchange

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

Yes                                           No   X

          The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2014, was approximately $25.14 billion.

          As of January 30, 2015, the registrant had 416,426,585 shares of common stock outstanding.

Documents Incorporated By Reference

          Portions of the following documents are incorporated herein by reference as follows:

          Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be held on May 19, 2015 (the "Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part I

Item 1.  Business

       The Allstate Corporation was incorporated under the laws of the State of Delaware on November 5, 1992 to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company, Allstate Life Insurance Company and other subsidiaries (collectively, including The Allstate Corporation, "Allstate"). Allstate is primarily engaged in the property-liability insurance and life insurance business. It offers its products in the United States and Canada.

       The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate®" slogan, Allstate's strategy is to reinvent protection and retirement to help consumers protect what they have today and better prepare for tomorrow. Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2013 statutory direct premiums earned according to A.M. Best. In addition, according to A.M. Best, it is the nation's 16th largest issuer of life insurance business on the basis of 2013 ordinary life insurance in force and 29th largest on the basis of 2013 statutory admitted assets.

    Allstate has four business segments:

• Allstate Protection	• Discontinued Lines and Coverages
• Allstate Financial	• Corporate and Other

       To achieve its goals in 2015, Allstate is focused on the following priorities:

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

ALLSTATE PROTECTION SEGMENT

Products and Distribution

       Total Allstate Protection premiums written were $29.61 billion in 2014. Our Allstate Protection segment accounted for 93% of Allstate's 2014 consolidated insurance premiums and contract charges. In this segment, we principally sell private passenger auto and homeowners insurance through agencies and directly through contact centers and the internet. These products are underwritten under the Allstate®, Esurance® and Encompass® brand names.

       Our Unique Strategy Consumer Segments

       Allstate serves four different consumer segments with distinct interaction preferences (local advice and assistance versus self-directed) and brand preferences (brand-neutral versus brand-sensitive).

•
Allstate brand auto and homeowners insurance products are sold primarily through Allstate exclusive agencies and serve customers who prefer local personalized advice and service and are brand-sensitive. The Allstate brand also sells specialty auto products including motorcycle, trailer, motor home and off-road vehicle insurance policies; other personal lines products including renter, condominium, landlord, boat, umbrella and manufactured home insurance policies; commercial lines products for small business owners; roadside assistance products; and service contracts and other products sold in conjunction with auto lending and vehicle sales transactions. Allstate brand sales and service are supported through contact centers and the internet. In 2014, the Allstate brand represented 91% of the Allstate Protection segment's written premium. In the U.S., we offer these Allstate brand products through approximately 10,000 Allstate exclusive agencies in approximately 9,800 locations with approximately 23,200 licensed sales professionals. We also offer these products through approximately 2,000 independent agencies that are primarily in rural areas in the U.S. In Canada we offer Allstate brand products through approximately 750 employee producers working in five provinces across the country (Ontario, Quebec, Alberta, New Brunswick and Nova Scotia).
•
Esurance brand auto, homeowners, renter and motorcycle insurance products are sold directly to consumers online, through contact centers and through select agents, including Answer Financial. Esurance serves self-directed, brand-sensitive customers. In 2014, the Esurance brand represented 5% of the Allstate Protection segment's written premium.
•
Encompass brand auto, homeowners, umbrella and other insurance products, sold predominantly in the form of a single annual household ("package") policy, are distributed through independent agencies that serve consumers who prefer personal advice and assistance from an independent adviser and are brand neutral. Encompass targets approximately 35 million mass affluent households (consumers with $100,000 - $500,000 in household income and net worth greater than $150,000) in the U.S., with their higher average premiums and preference for professional advice regarding coverage needs and risk solutions. In 2014, the Encompass brand represented 4% of the Allstate Protection segment's written premium. Encompass brand products are distributed through approximately 2,400 independent agencies. Encompass is among the top 15 largest providers of personal property and casualty insurance products through independent agencies in the United States, based on statutory written premium information provided by A.M. Best for 2013.
•
Answer Financial, an independent personal lines insurance agency, serves self-directed, brand-neutral consumers who want a choice between insurance carriers. It offers comparison quotes for auto and homeowners insurance from approximately 25 insurance companies through its website and over the phone and receives commissions for this service.

       Through arrangements made with other companies, agencies, and brokers, the Allstate Protection segment may offer non-proprietary products to consumers when an Allstate product is not available. As of December 31, 2014, Allstate agencies had approximately $1.3 billion of non-proprietary personal insurance premiums under management, primarily related to property business in hurricane exposed areas, and approximately $160 million of non-proprietary commercial insurance premiums under management. Answer Financial had $526 million of non-proprietary premiums written in 2014.

Competition

       The markets for personal private passenger auto and homeowners insurance are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. by direct written premium for the year ended December 31, 2013 according to A.M. Best.

Personal Lines Insurance		Private Passenger Auto Insurance		Homeowners Insurance
			Market Share		Market Share
Insurer	Market Share	Insurer		Insurer
State Farm	18.5%	State Farm	18.0%	State Farm	19.6%
Allstate	9.6	GEICO	10.3	Allstate	8.6
GEICO	6.9	Allstate	10.0	Liberty Mutual	6.2
Progressive	5.8	Progressive	8.5	Farmers	5.8
Farmers	5.7	Farmers	5.5	USAA	5.0
Liberty Mutual	5.2	USAA	5.1	Travelers	4.1
USAA	5.0	Liberty Mutual	5.0	Nationwide	4.0
Nationwide	4.1	Nationwide	4.0

       In the personal property and casualty insurance market, we compete principally using customer value propositions for each consumer segment. This includes different brands, the scope and type of distribution system, price and the breadth of product offerings, product features, customer service, claim handling, and use of technology. In addition, our proprietary database of underwriting and pricing experience enables Allstate to use sophisticated pricing algorithms to more accurately price risks and to cross sell products within our customer base.

       The primary focus of our sophisticated pricing methods has been on acquiring and retaining profitable business. Sophisticated pricing and underwriting methods use a number of risk evaluation factors. For auto insurance, these factors can include but are not limited to vehicle make, model and year; driver age and marital status; territory; years licensed; loss history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring utilizing certain credit report information. For property insurance, these factors can include but are not limited to amount of insurance purchased; geographic location of the property; loss history; age, condition and construction characteristics of the property; and insurance scoring utilizing certain credit report information.

       Allstate differentiates itself from competitors by focusing on the needs of the entire household and offering a comprehensive range of innovative product options and features through distribution channels that best suit each market segment. Allstate's Your Choice Auto® insurance allows qualified customers to choose from a variety of options, such as Accident Forgiveness, Deductible Rewards®, Safe Driving Bonus®, and New Car Replacement. We believe that Your Choice Auto insurance promotes increased growth and increased retention. We also offer a Claim Satisfaction Guaranteesm feature that promises a return of premium to Allstate brand standard auto insurance customers dissatisfied with their claims experience. Allstate House and Home® insurance is our homeowners product that provides options of coverage for roof damage including graduated coverage and pricing based on roof type and age. Good Hands® Roadside Assistance is a service that provides pay on demand access to roadside services.

       Our Allstate branded Drivewise® and Esurance DriveSense® offerings are usage-based insurance programs that use an in-car device or a mobile application to capture driving behaviors and reward customers for driving safely. We are also testing additional features that extend the benefits of being connected beyond auto insurance pricing. The recently introduced Star Driver® program encourages an ongoing conversation about safe driving through an easy-to-use application to develop teens' confidence behind the wheel. The Esurance DriveSafe® program is designed to help parents coach teens on safe driving by providing customizable driving statistics and the ability to limit cell phone use while the car is in motion, all controlled by a device installed in the vehicle.

       The Encompass package policy simplifies the insurance experience by packaging a product with broader coverage and higher limits into a single annual household policy with one premium, one bill, one policy deductible and one renewal date.

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

       The following table reflects, in percentages, the principal geographic distribution of premiums earned for the Allstate Protection segment for 2014, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the premiums earned for the segment.

Texas	10.3%
California	9.7
New York	9.3
Florida	7.3
Pennsylvania	5.1

Additional Information

       Information regarding the last three years' revenues and income from operations attributable to the Allstate Protection segment is contained in Note 19 of the consolidated financial statements. Note 19 also includes information regarding the last three years' identifiable assets attributable to our property-liability operations, which includes our Allstate Protection and Discontinued Lines and Coverages segments. Note 19 is incorporated in this Part I, Item 1 by reference.

       Information regarding the amount of premium earned for Allstate Protection segment products for the last three years is set forth in Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, in the table regarding premiums earned by brand. That table is incorporated in this Part I, Item 1 by reference.

ALLSTATE FINANCIAL SEGMENT

Products and Distribution

       Our Allstate Financial segment sells traditional, interest-sensitive and variable life insurance and voluntary accident and health insurance products. We sell Allstate Financial products through Allstate exclusive agencies and approximately 1,170 exclusive financial specialists, and workplace enrolling independent agents. The majority of life insurance business written involves exclusive financial specialists, including referrals from exclusive agencies and licensed sales professionals. The table below lists our current distribution channels with the associated products and target customers.

Distribution Channels	Proprietary Products	Target Customers

Allstate exclusive agencies and exclusive financial specialists	Term life insurance Whole life insurance Interest-sensitive life insurance Variable life insurance	Customers who prefer local personalized advice and service and are brand-sensitive

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
Dental insurance

Middle market consumers with family financial protection needs employed by small, medium, and large size firms

       Allstate exclusive agencies and exclusive financial specialists also sell non-proprietary retirement and investment products, including mutual funds, fixed and variable annuities, disability insurance, and long-term care insurance. As of December 31, 2014, Allstate agencies had approximately $13.5 billion of non-proprietary mutual funds and fixed and variable annuity account balances under management. New and additional deposits into these non-proprietary products were $1.9 billion in 2014.

Competition

       We compete on a wide variety of factors, including product offerings, brand recognition, financial strength and ratings, price, distribution and the level of customer service. The market for life insurance continues to be highly fragmented and competitive. As of December 31, 2013, there were approximately 400 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2013, the Allstate Financial segment is the nation's 16th largest issuer of life insurance and related business on the basis of 2013 ordinary life insurance in force and 29th largest on the basis of 2013 statutory admitted assets.

Geographic Markets

       We sell life insurance and voluntary accident and health insurance throughout the United States. Through subsidiaries, we are authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Beginning in 2015, we also intend to sell voluntary accident and health insurance in Canada.

       The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Financial segment for 2014, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

California	10.6%
Texas	10.1
Florida	8.8
New York	6.4

Additional Information

       Information regarding revenues and income from operations attributable to the Allstate Financial segment for the last three years is contained in Note 19 of the consolidated financial statements. Note 19 also includes information regarding identifiable assets attributable to the Allstate Financial segment for the last three years. Note 19 is incorporated in this Part I, Item 1 by reference.

       Information regarding premiums and contract charges for Allstate Financial segment products for the last three years is set forth in Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations, in the table that summarizes premiums and contract charges by product. That table is incorporated in this Part I, Item 1 by reference.

ALLSTATE EXCLUSIVE AGENCIES

       Allstate exclusive agencies offer for sale products targeted to consumers that prefer local personalized advice and branded products from both the Allstate Protection and Allstate Financial segments. They offer Allstate brand auto and homeowners insurance policies; specialty auto products including motorcycle, trailer, motor home and off-road vehicle insurance policies; other personal lines products including renter, condominium, landlord, boat, umbrella and manufactured home insurance policies; commercial products for small business owners; and roadside assistance products. Allstate exclusive agencies and exclusive financial specialists offer various life insurance products, as well as voluntary accident and health insurance products. In addition, arrangements made with other companies, agencies, and brokers allow Allstate exclusive agencies the ability to make available non-proprietary products to consumers when an Allstate product is not available.

       In the U.S., Allstate brand products are sold through approximately 10,000 Allstate exclusive agencies in approximately 9,800 locations. In addition, these agencies employ approximately 23,200 licensed sales professionals who are licensed to sell our products. We also offer these products through approximately 2,000 independent agencies in primarily rural areas in the U.S. In Canada we offer Allstate brand products through approximately 750 producers working in five provinces across the country (Ontario, Quebec, Alberta, New Brunswick and Nova Scotia). We pursue opportunities for growing Allstate brand exclusive agency distribution based on market opportunities.

       We support our exclusive agencies in a variety of ways to facilitate customer service and Allstate's overall growth strategy. For example, we offer assistance with marketing, sales, service and business processes and provide education and other resources to help them acquire more business and retain more customers. Our programs support exclusive agencies and help them grow by offering financing to acquire other agencies and awarding additional resources to better performing agencies. We support our relationship with Allstate exclusive agencies through several national and regional working groups:

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

       The compensation structure for Allstate exclusive agencies rewards agencies for delivering high value to our customers and achieving certain business outcomes such as product profitability, net growth and household penetration. Allstate exclusive agent remuneration comprises a base commission (Property-Liability and Allstate Financial products), variable compensation and a bonus. Variable compensation has two components: agency success factors (local presence, Allstate Financial insurance policies sold and licensed staff), which must be achieved in order to qualify for the second component, and customer satisfaction. In addition, a bonus that is a percentage of premiums can be earned by agents who achieve a targeted loss ratio and a defined amount of Allstate Financial sales. The bonus is earned by achieving a targeted percentage of multi-category households (customers with Allstate policies in at least two of the following product categories: vehicle, personal property, or life and retirement) and increases in Allstate Protection (Allstate brand) and Allstate Financial policies in force. Other elements of exclusive agency compensation and support include start-up agency bonuses, marketing support payments, technology and data allowances, regional promotions and recognition trips based on achievement. Allstate exclusive financial specialists receive commissions for proprietary and non-proprietary sales and earn a bonus based on the volume of business produced. There are no significant changes to the compensation framework planned for 2015.

       Since Allstate brand customers prefer personal advice and assistance, all Allstate brand customers who purchase their policies directly through contact centers and the internet are provided an Allstate agency relationship at the time of purchase.

       To better serve customers who prefer local and personalized advice we are undergoing a focused effort to position agents, licensed sales professionals and financial specialists to serve customers as trusted advisors. This means they know customers and understand the unique needs of their households, help them assess the potential risks they face and provide personalized guidance on how to protect what matters most to them. To ensure agencies have the resources, capacity and support needed to serve customers at this level, we have efforts underway to enhance agency capabilities while simplifying and automating service processes to enable agencies to focus more time in an advisory role.

       Allstate employs field sales leaders who are responsible for recruiting and retaining Allstate agents and helping them grow their business and profitability. The field sales leaders' compensation is aligned with agency success and includes a bonus based on the level of agent remuneration described above and agency geographic footprint.

OTHER BUSINESS SEGMENTS

       Our Corporate and Other segment is comprised of holding company activities and certain non-insurance operations. Note 19 of the consolidated financial statements contains information regarding the revenues, income from operations, and identifiable assets attributable to our Corporate and Other segment over the last three years.

       Our Discontinued Lines and Coverages segment includes results from property-liability insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. Our exposure to asbestos, environmental and other discontinued lines claims is presented in this segment. Note 19 of the consolidated financial statements contains information for the last three years regarding revenues, income from operations, and identifiable assets attributable to our property-liability operations, which includes both our Allstate Protection and our Discontinued Lines and Coverages segments. Note 19 is incorporated in this Part I, Item 1 by reference.

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

	Year ended December 31,
Gross ($ in millions)
	2014	2013	2012
Gross reserve for property-liability claims and claims expense, beginning of year	$21,857	$21,288	$20,375
Esurance acquisition	—	—	(13)	(1)

Total gross reserve adjusted	21,857	21,288	20,362
Incurred claims and claims expense
Provision attributable to the current year	19,896	18,380	20,356
Change in provision attributable to prior years (2)	925	1,248	179

Total claims and claims expense	20,821	19,628	20,535
Claim payments
Claims and claims expense attributable to current year	13,034	11,738	12,936
Claims and claims expense attributable to prior years	6,721	7,321	6,673

Total payments	19,755	19,059	19,609

Gross reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table	$22,923	$21,857	$21,288

Net	Year ended December 31,
	2014	2013	2012
Net reserve for property-liability claims and claims expense, beginning of year	$17,193	$17,278	$17,787
Esurance acquisition	—	—	(13)	(1)

Total net reserve adjusted	17,193	17,278	17,774
Incurred claims and claims expense
Provision attributable to the current year	19,512	18,032	19,149
Change in provision attributable to prior years (3)	(84)	(121)	(665)

Total claims and claims expense	19,428	17,911	18,484
Claim payments
Claims and claims expense attributable to current year	12,924	11,658	12,545
Claims and claims expense attributable to prior years	6,468	6,338	6,435

Total payments	19,392	17,996	18,980

Net reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table (4)	$17,229	$17,193	$17,278

(1)
The Esurance opening balance sheet reserves were reestimated in 2012 resulting in a reduction in reserves due to lower severity. The adjustment was recorded as a reduction in goodwill and an increase in payables to the seller under the terms of the purchase agreement and therefore had no impact on claims expense or the loss ratio.
(2)
In 2014, 2013 and 2012, the gross change in provision attributable to prior years, primarily relate to increases for Michigan and New Jersey unlimited personal injury protection and Discontinued Lines and Coverages reserves (see the Property-Liability Claims and Claims Expense Reserves section for additional discussion).
(3)
In 2013, the net change in provision attributable to prior years decreased $544 million compared to 2012, primarily due to lower catastrophe reserve reestimates.
(4)
Reserves for claims and claims expense are net of reinsurance of $5.69 billion, $4.66 billion and $4.01 billion as of December 31, 2014, 2013 and 2012, respectively.

       The year-end 2014 gross reserves of $22.92 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $7.00 billion more than the net reserve balance of $15.93 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $5.69 billion that reduce reserves for statutory reporting but are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $1.14 billion. Remaining differences are due to variations in requirements between GAAP and statutory reporting.

       As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 2013 decreased in 2014 by $84 million, compared to reestimates of the gross reserves of an increase of $925 million. Net reserve reestimates in 2014, 2013 and 2012 were more favorable than the gross reserve reestimates due to reinsurance cessions.

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

($ in millions)	Loss Reserve Reestimates December 31,
	2004 & prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Gross reserves for unpaid claims and claims Expense	$19,338	$22,117	$18,866	$18,865	$19,456	$19,167	$19,468	$20,375	$21,288	$21,857	$22,923
Reinsurance recoverable	2,577	3,186	2,256	2,205	2,274	2,139	2,072	2,588	4,010	4,664	5,694

Reserve for unpaid claims and claims expense	16,761	18,931	16,610	16,660	17,182	17,028	17,396	17,787	17,278	17,193	17,229
Paid (cumulative) as of:
One year later	6,665	7,952	6,684	6,884	6,995	6,571	6,302	6,435	6,338	6,468
Two years later	9,587	11,293	9,957	9,852	10,069	9,491	9,396	9,513	9,511
Three years later	11,455	13,431	11,837	11,761	11,915	11,402	11,287	11,467
Four years later	12,678	14,608	12,990	12,902	13,071	12,566	12,497
Five years later	13,374	15,325	13,723	13,628	13,801	13,323
Six years later	13,866	15,839	14,239	14,154	14,305
Seven years later	14,303	16,249	14,657	14,543
Eight years later	14,642	16,607	14,985
Nine years later	14,952	16,906
Ten years later	15,231
Reserve reestimated as of:
End of year	16,761	18,931	16,610	16,660	17,182	17,028	17,396	17,787	17,278	17,193	17,229
One year later	16,293	17,960	16,438	16,830	17,070	16,869	17,061	17,122	17,157	17,109
Two years later	16,033	17,876	16,633	17,174	17,035	16,903	16,906	17,001	16,994
Three years later	16,213	18,162	17,135	17,185	17,217	16,909	16,869	16,937
Four years later	16,337	18,805	17,238	17,393	17,260	16,892	16,854
Five years later	16,895	19,014	17,447	17,477	17,306	16,965
Six years later	17,149	19,215	17,542	17,560	17,344
Seven years later	17,344	19,300	17,671	17,619
Eight years later	17,477	19,474	17,727
Nine years later	17,683	19,541
Ten years later	17,759
Initial reserve in excess of (less than) reestimated reserve:
Amount of reestimate	(998)	(610)	(1,117)	(959)	(162)	63	542	850	284	84
Percent	(6.0)%	(3.2)%	(6.7)%	(5.8)%	(0.9)%	0.4%	3.1%	4.8%	1.6%	0.5%
Gross reestimated liability-latest	23,571	25,914	23,133	22,940	22,761	22,184	22,065	22,254	23,338	22,782
Reestimated recoverable-latest	5,812	6,373	5,406	5,321	5,417	5,219	5,211	5,317	6,344	5,673

Net reestimated liability-latest	17,759	19,541	17,727	17,619	17,344	16,965	16,854	16,937	16,994	17,109
Gross cumulative reestimate (increase) decrease	$(4,233)	$(3,797)	$(4,267)	$(4,075)	$(3,305)	$(3,017)	$(2,597)	$(1,879)	$(2,050)	$(925)

($ in millions)	Amount of reestimates for each segment December 31,
	2004 & prior	2005	2006	2007	2008	2009	2010	2011	2012	2013
Net Discontinued Lines and Coverages reestimate	$(742)	$(575)	$(443)	$(396)	$(378)	$(354)	$(326)	$(305)	$(254)	$(112)
Net Allstate Protection reestimate	(256)	(35)	(674)	(563)	216	417	868	1,155	538	196

Amount of reestimate (net)	$(998)	$(610)	$(1,117)	$(959)	$(162)	$63	$542	$850	$284	$84

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

       The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2014. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s). Favorable reserve reestimates are shown in this table in parentheses. The changes in total have generally been favorable other than 2008 which was adversely impacted due to litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina, as shown and discussed more fully below.

($ in millions)	Effect of net reserve reestimates on calendar year operations
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total
BY ACCIDENT YEAR
2004 & prior	$(468)	$(260)	$181	$124	$559	$254	$195	$133	$206	$76	$1,000
2005		(711)	(264)	162	84	(45)	6	(48)	(32)	(9)	(857)
2006			(89)	(91)	(141)	(106)	8	10	(45)	(11)	(465)
2007				(25)	(158)	(92)	(1)	(11)	(46)	3	(330)
2008					(456)	(46)	(26)	(41)	(37)	(21)	(627)
2009						(124)	(148)	(37)	(63)	35	(337)
2010							(369)	(161)	(20)	(88)	(638)
2011								(510)	(84)	(49)	(643)
2012									—	(99)	(99)
2013										79	79

TOTAL	$(468)	$(971)	$(172)	$170	$(112)	$(159)	$(335)	$(665)	$(121)	$(84)	$(2,917)

       In 2014, favorable prior year reserve reestimates were primarily due to auto severity development that was better than expected. The increased reserves in accident years 2004 & prior is due to reserve strengthening by the Discontinued Lines and Coverages segment.

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

       In 2010, favorable prior year reserve reestimates were primarily due to Allstate Protection catastrophe losses and auto severity development that was less than anticipated in previous estimates, partially offset by litigation settlements. The increased reserves in accident years 2000 & prior is due to litigation settlements of $100 million, a reclassification of injury reserves to older years and reserve strengthening.

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

       In 2006 and 2005, favorable prior year reserve reestimates were primarily due to Allstate Protection auto injury severity and late reported loss development that was less than what was anticipated in previous reserve estimates and in 2006, also by catastrophe losses that were less than anticipated in previous estimates. Decreased reserve reestimates for Allstate Protection more than offset increased reestimates of losses primarily related to asbestos liabilities reported by the Discontinued Lines and Coverages segment.

       For additional information regarding reserves, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Property-Liability Claims and Claims Expense Reserves."

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

       In recent years, the state insurance regulatory framework has come under increased federal scrutiny. As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") was enacted in 2010. Some regulations required pursuant to this law must still be finalized, and we cannot predict what the final regulations will require but do not expect a material impact on Allstate's operations. Dodd-Frank also created the Federal Insurance Office ("FIO") within the Treasury Department. The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council ("FSOC"), represents the U.S. on international insurance matters, and studies the current regulatory system. FIO submitted reports to Congress in 2013 and 2014 addressing how to improve and modernize the system of insurance regulation. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on Allstate. We are working for changes in the regulatory environment, including recognizing the need for better catastrophe preparedness and loss mitigation, improving appropriate risk-based pricing, and promoting ways to make regulation more uniform and consistent across the country.

       Additional regulations or new requirements may emerge from activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, the National Association of Insurance Commissioners ("NAIC"), and the International Association of Insurance Supervisors ("IAIS"), that are evaluating solvency and capital standards for insurance company groups. In addition, the NAIC has proposed amendments to their model holding company law, which has not yet been adopted by any jurisdiction. The outcome of these actions is uncertain; however, these actions may result in an increase in the level of capital and liquidity required by insurance holding companies.

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

       Insurance Holding Company Regulation – Change of Control.    The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation in the jurisdictions in which their insurance subsidiaries do business. In the U.S., these subsidiaries are organized under the insurance codes of California, Florida, Illinois, Massachusetts, New York, Texas, and Wisconsin, and some of these subsidiaries are considered commercially domiciled in California and Florida. Generally, the insurance codes in these states provide that the acquisition or change of "control" of a domestic or commercially domiciled insurer or of any person that controls such an insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to, ten percent or more of the voting securities of an insurer or of a person that controls an insurer. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of ten percent or more of The Allstate Corporation's common stock would generally require prior approval by the state insurance departments in California, Illinois, Massachusetts, New York, Texas, and Wisconsin. The prior approval of the Florida insurance department would be necessary for the acquisition of five percent or more. Moreover, notification would be required in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay, or prevent certain transactions affecting the ownership of The Allstate Corporation's common stock.

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

       From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators, and special interest groups to reduce, freeze, or set rates at levels that do not correspond with our analysis of underlying costs and expenses. Homeowners insurance can come under similar pressure, particularly in states subject to significant increases in loss costs from high levels of catastrophe losses. We expect this kind of pressure to persist. In addition, Allstate and other insurers are using increasingly sophisticated pricing models that are being reviewed by regulators and special interest groups. The result could be legislation or regulation that adversely affects profitability or growth. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding rating.

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

       Michigan Catastrophic Claim Association.    The Michigan Catastrophic Claim Association ("MCCA") is a mandatory insurance coverage and reinsurance indemnification mechanism for personal injury protection losses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year. It operates similar to a reinsurance program and is funded by participating companies through a per vehicle annual assessment that is currently $186. This assessment is included in the premiums we charge our customers and when collected, we remit the assessment to the MCCA. The participating company retention level is $530 thousand per claim for the fiscal years ending June 30, 2015, and June 30, 2014. The MCCA provides unlimited lifetime medical benefits for qualifying injuries from automobile and motorcycle accidents. Many of these injuries are catastrophic in nature, resulting in serious permanent disabilities that require attendant and residential care for periods that may span decades. The MCCA may not be funded on an actuarial basis and can accumulate unfunded claims liabilities. As required for a member company, we report covered paid and unpaid claims to the MCCA, when estimates of loss for a reported claim are expected to exceed the retention level. The MCCA reimburses members as qualifying claims are paid and billed by members to the MCCA. Because of the nature of the coverage, losses (the most significant of which are for residential and attendant care) may be paid over the lifetime of a claimant, and accordingly, significant levels of incurred claims reserves are recorded by member companies as well as offsetting reinsurance recoverables. The MCCA currently has unfunded claims liabilities with an obligation to indemnify its members. The MCCA's future operation and form are dependent upon the continuation of enabling state legislation. We do not anticipate any material adverse financial impact from this entity on Allstate.

       New Jersey Unsatisfied Claim and Judgment Fund.    The New Jersey Unsatisfied Claim and Judgment Fund ("NJUCJF") provides compensation to qualified claimants for bodily injury or death caused by private passenger automobiles operated by uninsured or "hit and run" drivers. The fund also provides reimbursement to insurers for the medical benefits portion of personal injury protection coverage paid in excess of $75,000 with no limits for policies issued or renewed prior to January 1, 1991 and in excess of $75,000 and capped at $250,000 for policies issued or renewed from January 1, 1991 to December 31, 2004. NJUCJF expenses are assessed on companies writing motor vehicle liability insurance in New Jersey annually based on their private passenger and commercial automobile written premiums. The NJUCJF was merged into the New Jersey Property Liability Guaranty Association who collects the assessments. We do not anticipate any material adverse financial impact from this entity on Allstate.

       Guaranty Funds.    Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies.

       National Flood Insurance Program.    We voluntarily participate as a Write Your Own carrier in the National Flood Insurance Program ("NFIP"). The NFIP is administered and regulated by the Federal Emergency Management Agency. We operate in a fiduciary capacity as a fiscal agent of the federal government in the issuing and administering of the Standard Flood Insurance Policy. This involves the collection of premiums belonging to the federal government and the paying of covered claims by directly drawing on funds of the United States Treasury. We receive expense allowances from the NFIP for underwriting administration, claims management and commissions and are reimbursed for adjuster fees. The federal government is obligated to pay all claims that fall under the arrangement.

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

       Asbestos.    Congress has considered legislation to address asbestos claims and litigation in the past, but sufficient support among various defendant and insurer groups considered essential to any possible reform has been lacking. We cannot predict the impact on our business of possible future legislative measures regarding asbestos.

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

INTERNET WEBSITE

       Our Internet website address is allstate.com. The Allstate Corporation's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available through our Internet website, free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the SEC. In addition, our corporate governance guidelines, our code of ethics, and the charters of our Audit Committee, Compensation and Succession Committee, Executive Committee, Nominating and Governance Committee, and Risk and Return Committee are available on our website and in print to any stockholder who requests copies by contacting Investor Relations, The Allstate Corporation, 2775 Sanders Road, Northbrook, Illinois 60062-6127, 1-847-402-2800.

OTHER INFORMATION ABOUT ALLSTATE

       As of December 31, 2014, Allstate had approximately 39,700 full-time employees and 500 part-time employees.

       Allstate continues to explore and invest in innovative solutions for the consumer and to expand its use of global resources, including operations in India and Northern Ireland.

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

       "Allstate" is one of the most recognized brand names in the United States. We use the names "Allstate," "Esurance," "Encompass" and "Answer Financial" extensively in our business, along with related service marks, logos, and slogans, such as "Good Hands®." Our rights in the United States to these names, service marks, logos, and slogans continue so long as we continue to use them in commerce. Many service marks used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them through continued use.

Executive Officers of the Registrant

       The following table sets forth the names of our executive officers, their ages as of February 1, 2015, their positions, and the years of their first election as officers. "AIC" refers to Allstate Insurance Company.

Name	Age	Position/Offices	Year First Elected Officer
Thomas J. Wilson	57	Chairman of the Board and Chief Executive Officer of The Allstate Corporation and of AIC.	1995
Don Civgin	53	President, Emerging Businesses of AIC.	2008
Judith P. Greffin	54	Executive Vice President and Chief Investment Officer of AIC.	2002
Sanjay Gupta	46	Executive Vice President, Marketing, Innovation and Corporate Relations of AIC.	2012
Suren Gupta	53	Executive Vice President, Enterprise Technology and Strategic Ventures of AIC.	2011
Harriet K. Harty	48	Executive Vice President, Human Resources of AIC.	2012
Susan L. Lees	57	Executive Vice President, General Counsel, and Secretary of The Allstate Corporation and of AIC (Chief Legal Officer).	2008
Katherine A. Mabe	56	President, Business to Business of AIC.	2011
Samuel H. Pilch	68	Senior Group Vice President and Controller of The Allstate Corporation and of AIC.	1996
Steven E. Shebik	58	Executive Vice President and Chief Financial Officer of The Allstate Corporation and of AIC.	1999
Steven C. Verney	56	Executive Vice President and Chief Risk Officer of AIC.	1999
Matthew E. Winter	58	President of The Allstate Corporation and of AIC.	2009

       Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

       Messrs. Wilson, Civgin, Pilch, Shebik, Verney and Winter, and Mses. Greffin, Harty and Lees have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years.

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

Forward-Looking Statements

       This report contains "forward-looking statements" that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update any forward-looking statements as a result of new information or future events or developments. In addition, forward-looking statements are subject to certain risks or uncertainties that could cause actual results to differ materially from those communicated in these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part 1, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

Item 1A.  Risk Factors

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

Risks Relating to the Property-Liability business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

       Because of the exposure of our property and casualty business to catastrophic events, Allstate Protection's operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made events, including earthquakes, volcanic eruptions, wildfires, tornadoes, tsunamis, hurricanes, tropical storms and certain types of terrorism or industrial accidents. We may incur catastrophe losses in our auto and property business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, (3) our current reinsurance coverage limits, or (4) loss estimates from external hurricane and earthquake models at various levels of probability. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material effect on our operating results and financial condition. For example, our historical catastrophe experience includes losses relating to Hurricane Katrina in 2005 totaling $3.6 billion, the Northridge earthquake of 1994 totaling $2.1 billion and Hurricane Andrew in 1992 totaling $2.3 billion. We are also exposed to assessments from the California Earthquake Authority and various state-created insurance facilities, and to losses that could surpass the capitalization of these facilities. Although we have historically financed the settlement of catastrophes from operating cash flows, including very large catastrophes that had complicated issues resulting in settlement delays, our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings.

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

The nature and level of catastrophes in any period cannot be predicted and could be material to our operating results and financial condition

       Along with others in the insurance industry, Allstate Protection uses models developed by third party vendors as well as our own historic data in assessing our property insurance exposure to catastrophe losses. These models assume various conditions and probability scenarios. Such models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information and scientific research about hurricanes and earthquakes and also utilize detailed information about our in-force business. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to its usefulness in predicting losses in any reporting period as actual catastrophic events vary considerably. Other limitations are evident in significant variations in estimates between models, material increases and decreases in results due to model changes and refinements of the underlying data elements and actual conditions that are not yet well understood or may not be properly incorporated into the models.

Impacts of catastrophes and our catastrophe management strategy may adversely affect premium growth

       Due to Allstate Protection's catastrophe risk management efforts, the size of our homeowners business has been negatively impacted and may be negatively impacted if we take further actions. Homeowners premium growth rates and retention could be adversely impacted by adjustments to our business structure, size and underwriting practices in markets with significant severe weather and catastrophe risk exposure. In addition, due to the diminished potential for cross-selling opportunities that cannot be fully replaced by brokering arrangements that allow our agents to write property products with other carriers, new business growth in our auto lines has been and could be lower than expected.

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

Changes in the level of price competition and the use of underwriting standards in the property and casualty business may adversely affect our operating results and financial condition

       The property and casualty market has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. A downturn in the profitability of the property and casualty business could have a material effect on our operating results and financial condition.

Unexpected increases in the severity or frequency of claims may adversely affect our operating results and financial condition

       Unexpected changes in the severity or frequency of claims may affect the profitability of our Allstate Protection segment. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy and litigation. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in homeowners claim severity are driven by inflation in the construction industry, building materials and home furnishings, changes in the mix of loss type, and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Although we pursue various loss management initiatives in the Allstate Protection segment in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

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

Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition

       Recorded claim reserves in the Property-Liability business are based on our best estimates of losses, both reported and incurred but not reported claims reserves ("IBNR"), after considering known facts and interpretations of circumstances. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix and contractual terms. External factors are also considered, such as court decisions; changes in law; litigation imposing unintended coverage and benefits such as disallowing the use of benefit payment schedules, requiring coverage designed to cover losses that occur in a single policy period to losses that develop continuously over multiple policy periods or requiring the availability of multiple limits; regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our operating results and financial condition.

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

Reducing our concentration in spread-based business and exiting certain distribution channels may adversely affect reported results

       We have been reducing our concentration in spread-based business and discontinued offering fixed annuities effective January 1, 2014. We also exited the independent master brokerage agencies and structured settlement annuity brokers distribution channels in 2013 and sold Lincoln Benefit Life Company ("LBL") on April 1, 2014. The reduction in sales of these products has and may continue to reduce investment portfolio levels. It may also complicate settlement of contract benefits including forced sales of assets with unrealized capital losses, and affect goodwill impairment testing and insurance reserves deficiency testing. We plan to outsource the administration of our annuity business to a third party administration company in 2015 following the successful transition of the servicing of the LBL business that was sold. If our efforts are unsuccessful, our cost structure may be less competitive.

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

Dispositions and acquisitions of businesses may adversely affect our results of operations including the ability to continue sales by Allstate exclusive agents and receive adequate compensation for transition services

       We are exposed to risks associated with disposed former affiliates when continuing relationships are maintained such as distribution rights, reinsurance of new and in-force business, transition services and other contingent liabilities. We may be adversely impacted by declines in financial strength ratings of disposed former affiliates due to rating agencies viewing the financial capacity of the former affiliate differently. Other compliance and operational issues may emerge involving agents, products, pricing, servicing and claims related to the business reinsured from the former affiliate to the Company. In addition, during a transition period when the Company may be providing transition services, we may not be receiving adequate compensation and could be judged as not providing service as contracted. These risks may adversely affect our results of operations.

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

       We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities and loans above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e. increase or decrease) in response to the market's perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Although we have the ability to use derivative financial instruments to manage these risks, the effectiveness of such instruments varies with liquidity and other conditions that may impact derivative and bond markets. Adverse economic conditions or other factors could cause declines in the quality and valuation of our investment portfolio that could result in realized and unrealized losses. The concentration of our investment portfolios in any particular issuer, industry, collateral type, group of related industries, geographic sector or risk type could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition.

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

The assessment of whether other-than-temporary impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value. Our conclusions on such assessments are judgmental and include assumptions and projections of future cash flows and price recovery which may ultimately prove to be incorrect as assumptions, facts and circumstances change. Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.

The determination of the fair value of our fixed income and equity securities is subjective and could materially impact our operating results and financial condition

       In determining fair values we principally use the market approach which utilizes market transaction data for the same or similar instruments. The degree of judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of assets may differ from the actual amount received upon sale of an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the assets' fair values. The difference between amortized cost or cost and fair value, net of deferred income taxes, certain life and annuity DAC, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholders' equity. Changing market conditions could materially affect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly.

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

       We are also investing in telematics and broadening the value proposition for the connected consumer. If we are not effective in anticipating the impact on our business of changing technology, including automotive technology, our ability to successfully operate may be impaired.

       Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material effect on our business, operating results or financial condition. This includes competition for producers such as exclusive and independent agents and their licensed sales professionals. In the event we are unable to attract and retain these producers or they are unable to attract and retain customers for our products, growth and retention could be materially affected. Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets. Additionally, many of our voluntary benefits products are underwritten annually. There is a risk that employers may be able to obtain more favorable terms from competitors than they could by renewing coverage with us. These competitive pressures may adversely affect the persistency of these products, as well as our ability to sell our products in the future.

       Our ability to successfully operate may also be impaired if we are not effective in developing the talent and skills of our human resources, attracting and assimilating new executive talent into our organization, or deploying human resource talent consistently with our business goals.

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

       In the years since the financial crisis, the central banks of most developed countries have pursued fairly similar, and highly accommodative, monetary policies. While European policy makers have developed mechanisms to address funding concerns, risks to the European economy and financial markets remain. Additionally, monetary policies among major central banks have begun to diverge. The United States Federal Reserve and the Bank of England continue to evaluate the timing and pace of normalizing their respective policies. In contrast, the European Central Bank has recently launched a quantitative easing program and several central banks have lowered their benchmark interest rates to stimulate economic activity. The diverging policies are likely to result in higher volatility and less certainty in capital markets.

       General economic conditions could adversely affect us in the form of consumer behavior and pressure investment results. Consumer behavior changes could include decreased demand for our products. For example, if consumers purchase fewer automobiles, our sales of auto insurance may decline. Also, if consumers become more cost conscious, they may choose lower levels of auto and homeowners insurance. In addition, holders of some of our interest-sensitive life insurance and annuity products may engage in an elevated level of discretionary withdrawals of contractholder funds. Our investment results could be adversely affected as deteriorating financial and business conditions affect the issuers of the securities in our investment portfolio.

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

Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have a material effect on our operating results and financial condition

       The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. We also have credit risk exposure associated with the MCCA, a mandatory insurance coverage and reinsurance indemnification mechanism for personal injury protection losses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year, which is operating with a deficit, and the NJUCJF that provides reimbursement to insurers for the medical benefits portion of personal injury protection coverage paid in excess of certain levels. Our reinsurance recoverable from the MCCA and NJUCJF was $4.42 billion and $508 million, respectively, as of December 31, 2014. Our inability to collect a material recovery from a reinsurer could have a material effect on our operating results and financial condition.

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

The failure in cyber or other information security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could result in a loss or disclosure of confidential information, damage to our reputation, additional costs and impairment of our ability to conduct business effectively

       We depend heavily upon computer systems and mathematical algorithms and data to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other global companies, we have experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Events such as these could jeopardize the confidential, proprietary and other information (including personal information of our customers, claimants or employees) processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss. These risks may increase in the future as we continue to expand our internet and mobile strategies, develop additional remote connectivity solutions to serve our customers, and build and maintain an integrated digital enterprise.

       The occurrence of a disaster, such as a natural catastrophe, pandemic, industrial accident, blackout, terrorist attack, war, cyber-attack, computer virus, insider threat, unanticipated problems with our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

       Third parties to whom we outsource certain of our functions are also subject to the risks outlined above. The Company also has business process and information technology operations in Northern Ireland and India and is subject to operating, regulatory and political risks in those countries. Any of these may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations and liquidity.

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

The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations

       The Allstate Corporation is a holding company with no significant operations. The principal asset is the stock of its subsidiaries. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 16 of the consolidated financial statements. The limitations are based on statutory income and surplus. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect holding company liquidity, including our ability to pay dividends to shareholders, service our debt, or complete share repurchase programs in the timeframe expected.

       Management views enterprise economic capital as a combination of statutory surplus and invested assets at the parent holding company level. Deterioration in statutory surplus or earnings, from developments such as catastrophe losses, or changes in market conditions or interest rates, could adversely affect holding company liquidity by impacting the amount of dividends from our subsidiaries or the utilization of invested assets at the holding company to increase statutory surplus or for other corporate purposes.

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

Loss of key vendor relationships or failure of a vendor to protect our data or personal information of our customers, claimants or employees could affect our operations

       We rely on services and products provided by many vendors in the United States and abroad. These include, for example, vendors of computer hardware and software and vendors of services such as claim adjustment services, human resource benefits management services and investment management services. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect our data or personal information of our customers, claimants or employees, we may suffer operational impairments and financial losses.

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

Item 1B.  Unresolved Staff Comments

       None.

Item 2.  Properties

       Our home office complex is owned and located in Northbrook, Illinois. As of December 31, 2014, the home office complex consists of several buildings totaling 2.3 million square feet of office space on a 282-acre site.

       We also operate from approximately 1,270 administrative, data processing, claims handling and other support facilities in North America. In addition to our home office facilities, 1.3 million square feet are owned and 6.8 million square feet are leased. Outside North America, we lease three properties in Northern Ireland comprising 166,460 square feet. We also have one lease in India for 99,260 square feet and one lease in London for 1,390 square feet. Generally, only major Allstate facilities are owned. In a majority of cases, new lease terms and renewals are for five years or less.

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

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

       As of January 30, 2015, there were 88,524 holders of record of The Allstate Corporation's common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2014 and 2013.

	High	Low	Close	Dividends Declared
2014
First quarter	56.65	49.18	56.58	.28
Second quarter	59.68	54.81	58.72	.28
Third quarter	62.59	56.63	61.37	.28
Fourth quarter	71.53	59.28	70.25	.28
2013
First quarter	49.13	40.65	49.07	.25
Second quarter	50.69	45.60	48.12	.25
Third quarter	52.98	47.32	50.55	.25
Fourth quarter	54.84	50.21	54.54	.25

       The payment of dividends by Allstate Insurance Company ("AIC") to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2014, AIC paid dividends of $2.47 billion. Based on the greater of 2014 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay without prior Illinois Department of Insurance approval at a given point in time in 2015 is $2.31 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)		Average price paid per share (or unit)		Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
October 1, 2014 - October 31, 2014	2,716		$61.1435		—	$587 million
November 1, 2014 - November 30, 2014	863,005		$67.3385		409,400	$560 million
December 1, 2014 - December 31, 2014	2,615,981	(2)	$66.9678	(2)	2,615,160	$336 million
Total	3,481,702		$67.0552		3,024,560

(1)
In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

    October:        2,716
    November:    453,605
    December:    821

(2)
On August 1, 2014, Allstate entered into an accelerated share repurchase agreement (the "ASR Agreement") with Morgan Stanley & Co. LLC ("Morgan Stanley") to purchase $750 million of its outstanding shares of common stock. Morgan Stanley agreed to purchase the shares in the market within a timeframe not to exceed four and one half months. In exchange for an upfront payment of $637.5 million, Morgan Stanley initially delivered 10,964,913 shares to Allstate. Upon final settlement of the ASR Agreement in December 2014, Allstate received an additional 1,017,469 shares from Morgan Stanley for which it paid $112.5 million, which was determined based generally on a discount to the volume-weighted average price per share of Allstate's common stock during the purchase period. This brought the total number of shares acquired under the ASR Agreement to 11,982,382 shares, with the average purchase price equal to $62.5919 per share.

(3)
From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(4)
On February 19, 2014, we announced the approval of a share repurchase program for $2.50 billion, to be completed by August 31, 2015.

Item 6.  Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ in millions, except per share data and ratios)	2014	2013	2012	2011	2010
Consolidated Operating Results
Insurance premiums and contract charges	$31,086	$29,970	$28,978	$28,180	$28,125
Net investment income	3,459	3,943	4,010	3,971	4,102
Realized capital gains and losses	694	594	327	503	(827)
Total revenues	35,239	34,507	33,315	32,654	31,400
Net income available to common shareholders	2,746	2,263	2,306	787	911
Net income available to common shareholders per common share:
Net income available to common shareholders per common share — Basic	6.37	4.87	4.71	1.51	1.69
Net income available to common shareholders per common share — Diluted	6.27	4.81	4.68	1.50	1.68
Cash dividends declared per common share	1.12	1.00	0.88	0.84	0.80

Consolidated Financial Position
Investments (1)	$81,113	$81,155	$97,278	$95,618	$100,483
Total assets	108,533	123,520	126,947	125,193	130,500
Reserves for claims and claims expense, life-contingent
contract benefits and contractholder funds (1)	57,832	58,547	75,502	77,113	81,113
Long-term debt	5,194	6,201	6,057	5,908	5,908
Shareholders' equity	22,304	21,480	20,580	18,298	18,617
Shareholders' equity per diluted common share	48.24	45.31	42.39	36.18	34.58
Equity	22,304	21,480	20,580	18,326	18,645

Property-Liability Operations
Premiums earned	$28,929	$27,618	$26,737	$25,942	$25,957
Net investment income	1,301	1,375	1,326	1,201	1,189
Net income available to common shareholders	2,427	2,754	1,968	403	1,053
Operating ratios (2)
Claims and claims expense ("loss") ratio	67.2	64.9	69.1	77.7	73.0
Expense ratio	26.7	27.1	26.4	25.7	25.1
Combined ratio	93.9	92.0	95.5	103.4	98.1

Allstate Financial Operations
Premiums and contract charges	$2,157	$2,352	$2,241	$2,238	$2,168
Net investment income	2,131	2,538	2,647	2,716	2,853
Net income available to common shareholders	631	95	541	590	42
Investments	38,809	39,105	56,999	57,373	61,582

(1)
As of December 31, 2013, $11.98 billion of investments and $12.84 billion of reserves for life-contingent contract benefits and contractholder funds were classified as held for sale relating to the pending sale of Lincoln Benefit Life Company (see Note 3 of the consolidated financial statements).

(2)
We use operating ratios to measure the profitability of our Property-Liability results. We believe that they enhance an investor's understanding of our profitability. They are calculated as follows: Claims and claims expense ("loss") ratio is the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses. Expense ratio is the ratio of amortization of deferred policy acquisition costs, operating costs and expenses, and restructuring and related charges to premiums earned. Combined ratio is the ratio of claims and claims expense, amortization of deferred policy acquisition costs, operating costs and expenses, and restructuring and related charges to premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned, or underwriting margin.

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

       Allstate is focused on the following priorities in 2015:

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

  Summary of Results:

  •
  Consolidated net income available to common shareholders was $2.75 billion in 2014 compared to $2.26 billion in 2013 and $2.31 billion in 2012. The increase in 2014 compared to 2013 was primarily due to lower loss on disposition charges related to the Lincoln Benefit Life Company ("LBL") sale recorded in Allstate Financial and lower loss on extinguishment of debt charges reported in Corporate and Other, partially offset by lower net income available to common shareholders from Property-Liability. The decrease in 2013 compared to 2012 was primarily due to higher net income available to common shareholders from Property-Liability and the curtailment gain reported in Corporate and Other being more than offset by the estimated loss on disposition related to the pending LBL sale recorded in Allstate Financial and the loss on extinguishment of debt and benefit settlement charges reported in Corporate and Other. Net income available to common shareholders per diluted common share was $6.27, $4.81 and $4.68 in 2014, 2013 and 2012, respectively.
  •
  Allstate Protection had underwriting income of $1.89 billion in 2014 compared to $2.36 billion in 2013 and $1.25 billion in 2012. The decrease in 2014 compared to 2013 was primarily due to decreases in underwriting income in homeowners, auto and other personal lines resulting from increased catastrophe losses. The increase in 2013 compared to 2012 was primarily due to increases in underwriting income in homeowners, other personal lines and auto resulting from decreased catastrophe losses. The Allstate Protection combined ratio was 93.5, 91.5 and 95.3 in 2014, 2013 and 2012, respectively. Underwriting income (loss), a measure not based on accounting principles generally accepted in the United States of America ("GAAP"), is defined in the Property-Liability Operations section of the MD&A.
  •
  Allstate Financial net income available to common shareholders was $631 million in 2014 compared to $95 million in 2013 and $541 million in 2012. The increase in 2014 primarily relates to lower loss on disposition charges related to the LBL sale, partially offset by the reduction in business due to the sale of LBL on April 1,

    2014. The decrease in 2013 compared to 2012 was primarily due to the estimated loss on disposition related to the pending LBL sale.

2014 HIGHLIGHTS

•
Consolidated net income available to common shareholders was $2.75 billion in 2014 compared to $2.26 billion in 2013. Net income available to common shareholders per diluted common share was $6.27 in 2014 compared to $4.81 in 2013. 2013 consolidated net income included the impact of an estimated loss on disposition on LBL of $521 million, a postretirement benefits curtailment gain of $118 million, a loss on extinguishment of debt of $319 million, and benefit settlement charges of $150 million due to the level of lump sum pension payments in 2013.
•
Property-Liability net income available to common shareholders was $2.43 billion in 2014 compared to $2.75 billion in 2013.
•
The Property-Liability combined ratio was 93.9 in 2014 compared to 92.0 in 2013.
•
Allstate Financial net income available to common shareholders was $631 million in 2014 compared to $95 million in 2013.
•
On April 1, 2014, we closed the sale of LBL's life insurance business generated through independent master brokerage agencies, and all of LBL's deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.
•
Total revenues were $35.24 billion in 2014 compared to $34.51 billion in 2013.
•
Property-Liability premiums earned totaled $28.93 billion in 2014, an increase of 4.7% from $27.62 billion in 2013.
•
Investments totaled $81.11 billion as of December 31, 2014, decreasing from $81.16 billion as of December 31, 2013. Net investment income was $3.46 billion in 2014, a decrease of 12.3% from $3.94 billion in 2013.
•
Net realized capital gains were $694 million in 2014 compared to $594 million in 2013.
•
Book value per diluted common share (ratio of common shareholders' equity to total common shares outstanding and dilutive potential common shares outstanding) was $48.24 as of December 31, 2014, an increase of 6.5% from $45.31 as of December 31, 2013.
•
For the twelve months ended December 31, 2014, return on the average of beginning and ending period common shareholders' equity of 13.3% increased by 2.3 points from 11.0% for the twelve months ended December 31, 2013.
•
As of December 31, 2014, shareholders' equity was $22.30 billion. This total included $3.42 billion in deployable assets at the parent holding company level.

CONSOLIDATED NET INCOME

($ in millions)	2014	2013	2012
Revenues
Property-liability insurance premiums	$28,929	$27,618	$26,737
Life and annuity premiums and contract charges	2,157	2,352	2,241
Net investment income	3,459	3,943	4,010
Realized capital gains and losses:
Total other-than-temporary impairment ("OTTI") losses	(242)	(207)	(239)
OTTI losses reclassified to (from) other comprehensive income	(3)	(8)	6

Net OTTI losses recognized in earnings	(245)	(215)	(233)
Sales and other realized capital gains and losses	939	809	560

Total realized capital gains and losses	694	594	327

Total revenues	35,239	34,507	33,315
Costs and expenses
Property-liability insurance claims and claims expense	(19,428)	(17,911)	(18,484)
Life and annuity contract benefits	(1,765)	(1,917)	(1,818)
Interest credited to contractholder funds	(919)	(1,278)	(1,316)
Amortization of deferred policy acquisition costs	(4,135)	(4,002)	(3,884)
Operating costs and expenses	(4,341)	(4,387)	(4,118)
Restructuring and related charges	(18)	(70)	(34)
Loss on extinguishment of debt	(1)	(491)	—
Interest expense	(322)	(367)	(373)

Total costs and expenses	(30,929)	(30,423)	(30,027)
(Loss) gain on disposition of operations	(74)	(688)	18
Income tax expense	(1,386)	(1,116)	(1,000)

Net income	2,850	2,280	2,306

Preferred stock dividends	(104)	(17)	—

Net income available to common shareholders	$2,746	$2,263	$2,306

Property-Liability	$2,427	$2,754	$1,968
Allstate Financial	631	95	541
Corporate and Other	(312)	(586)	(203)

Net income available to common shareholders	$2,746	$2,263	$2,306

IMPACT OF LOW INTEREST RATE ENVIRONMENT

       Long-term U.S. Treasury rates fell in 2014, and our current reinvestment yields are generally lower than the overall portfolio income yield, primarily for our investments in fixed income securities and commercial mortgage loans. At the January 2015 meeting, the Federal Open Market Committee reaffirmed its view that the current 0 to 1/4 percent target range for the federal funds rate remains appropriate. In determining how long to maintain this target range, the Committee will assess progress – both realized and expected – toward its objectives of maximum employment and 2 percent inflation. Additionally, the Committee noted that it can be patient in beginning to normalize the stance of monetary policy. Many market participants anticipate that interest rates, particularly those at the shorter end of the term structure, will begin to rise but remain below historic levels in 2015. We also expect capital markets to experience periods of increased volatility in 2015.

       Deferred annuity contracts with fixed and guaranteed crediting rates, or floors that limit crediting rate reductions, are adversely impacted by a prolonged low interest rate environment since we may not be able to reduce crediting rates sufficiently to maintain investment spreads. Financial results of long duration products that do not have stated crediting rate guarantees but for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates, such as structured settlements and term life insurance, may also be adversely impacted. Our investment strategy for structured settlements includes increasing investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance, including limited partnerships, equities and real estate. We stopped selling new fixed annuity products January 1, 2014.

       The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2014 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum. Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, and institutional products totaling $6.22 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	3.03%	3.04%	$6,136
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.24	3.90	690
Resettable after 12 months	1.36	3.24	1,881
Interest-sensitive life insurance	4.05	4.11	7,606

(1)
These contracts include interest rate guarantee periods which are typically 5, 7 or 10 years.

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

       For the Allstate Financial Segment, we expect approximately 5.6% of the amortized cost of fixed income securities not subject to prepayment and approximately 6.5% of commercial mortgage loans to mature in 2015. Allstate Financial has $24.84 billion of such fixed income securities and $3.82 billion of such commercial mortgage loans as of December 31, 2014. Additionally, for asset-backed securities ("ABS"), residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS") that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $667 million in 2014. To the extent portfolio cash flows are reinvested, the average pre-tax investment yield of 5.6% is expected to decline due to lower market yields.

       For the Property-Liability segment, we expect approximately 6.9% of the amortized cost of fixed income securities not subject to prepayment to mature in 2015. Property-Liability has $27.05 billion of such assets as of December 31, 2014. Additionally, for ABS, RMBS and CMBS securities that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $533 million in 2014. We shortened the maturity profile of the fixed income securities in this segment to make the portfolio less sensitive to a future rise in interest rates. This approach to reducing interest rate risk resulted in realized capital gains in 2013 and 2012, but contributed to lower portfolio yields as sales proceeds were invested at lower market yields. The average pre-tax investment yield of 3.6% may decline to the extent reinvestment is at lower market yields. Additionally, the portfolio yield will respond more quickly to changes in market interest rates as a result of its shorter maturity profile.

       In order to mitigate the unfavorable impact that the current interest rate environment could have on investment results, we are:

  •
  Managing our exposure to interest rate risk by maintaining a shorter maturity profile in the Property-Liability portfolio which will also result in the yield responding more quickly to changes in market interest rates as a result of its shorter maturity profile.
  •
  Shifting the portfolio mix over time to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance, including limited partnerships, equities and real estate.
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

       The fair value of certain financial assets, including privately placed corporate fixed income securities and certain free-standing derivatives, for which our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry. Our internal pricing methods are primarily based on models using discounted cash flow methodologies that develop a single best estimate of fair value. Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including yield curves, quoted market prices of comparable securities, published credit spreads, and other applicable market data as well as instrument-specific characteristics that include, but are not limited to, coupon rates, expected cash flows, sector of the issuer, and call provisions. Judgment is required in developing these fair values. As a result, the fair value of these financial assets may differ from the amount actually received to sell an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets' fair values.

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

       We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2014 and 2013, we did not adjust fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.

       The following table identifies fixed income and equity securities and short-term investments as of December 31, 2014 by source of fair value determination:

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$3,922	5.7%
Fair value based on external sources (1)	65,162	94.3

Total	$69,084	100.0%

(1)
Includes $2.07 billion that are valued using broker quotes.

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

       There are a number of assumptions and estimates inherent in evaluating impairments of equity securities and determining if they are other than temporary, including: 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 3) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 4) the length of time and extent to which the fair value has been less than cost.

       Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other-than-temporarily impaired, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances that result in management's decision to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholders' equity, since our securities are designated as available for sale and carried at fair value and as a result, any related unrealized loss, net of deferred income taxes and related DAC, deferred sales inducement costs and reserves for life-contingent contract benefits, would already be reflected as a component of accumulated other comprehensive income in shareholders' equity.

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

       DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of the business. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. We aggregate all traditional life insurance products and immediate annuities with life contingencies in the analysis. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2014, 2013 and 2012, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.

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

       Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance. This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in force and realized capital gains and losses on investments supporting the product liability. The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss. If the AGP is greater than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally increase, resulting in a current period decrease to earnings. The opposite result generally occurs when the AGP is less than the EGP in the period, but the total EGP is unchanged. However, when DAC amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements. Negative amortization is only recorded when the increased DAC balance is determined to be recoverable based on facts and circumstances. Negative amortization was not recorded for certain fixed annuities during 2012 in which capital losses were realized on their related investment portfolio. For products whose supporting investments are exposed to capital losses in excess of our expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC amortization may be modified to exclude the excess capital losses.

       Annually, we review and update all assumptions underlying the projections of EGP, including persistency, mortality, expenses, investment returns, comprising investment income and realized capital gains and losses, interest crediting rates and the effect of any hedges. At each reporting period, we assess whether any revisions to assumptions used to determine DAC amortization are required. These reviews and updates may result in amortization acceleration or deceleration, which are referred to as "DAC unlocking". If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings. A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.

       The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin during the years ended December 31.

($ in millions)	2014	2013	2012
Investment margin	$11	$(17)	$3
Benefit margin	35	15	33
Expense margin	(54)	25	(2)

Net (deceleration) acceleration	$(8)	$23	$34

       In 2014, DAC amortization acceleration for changes in the investment margin component of EGP related to interest-sensitive life insurance and fixed annuities and was due to lower projected investment returns. The acceleration related to benefit margin primarily related to interest-sensitive life insurance and was due to an increase in projected mortality. The deceleration related to expense margin primarily related to interest-sensitive life insurance and was due to a decrease in projected expenses.

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

       The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2014.

($ in millions)	Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$52
Decrease in future investment margins of 25 basis points	$(57)
Decrease in future life mortality by 1%	$13
Increase in future life mortality by 1%	$(14)

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

       Reserves are the difference between the estimated ultimate cost of losses incurred and the amount of paid losses as of the reporting date. Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims. We update most of our reserve estimates quarterly and as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Changes in prior reserve estimates (reserve reestimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, and the differences are recorded as property-liability insurance claims and claims expense in the Consolidated Statements of Operations in the period such changes are determined. Estimating the ultimate cost of claims and claims expenses is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables.

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

       Reserves are reestimated quarterly and periodically throughout the year, by combining historical results with current actual results to calculate new development factors. This process incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results (claims reported or settled, losses paid, or changes to case reserves) occur differently than the implied assumptions contained in the previous development factor calculations. If claims reported, paid losses, or case reserve changes are greater or less than the levels estimated by previous development factors, reserve reestimates increase or decrease. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate and is recognized as an increase or decrease in property-liability insurance claims and claims expense in the Consolidated Statements of Operations. Total Property-Liability net reserve reestimates, after-tax, as a percent of net income available to common shareholders were favorable 2.0%, 3.5%, and 18.7% in 2014, 2013 and 2012, respectively. The 3-year average of net reserve reestimates as a percentage of total reserves was a favorable 1.7% for Property-Liability, a favorable 2.5% for Allstate Protection and an unfavorable 6.2% for Discontinued Lines and Coverages, each of these results being consistent within a reasonable actuarial tolerance for our respective businesses. A more detailed discussion of reserve reestimates is presented in the Property-Liability Claims and Claims Expense Reserves section of this document.

       The following table shows net claims and claims expense reserves by segment and line of business as of December 31:

($ in millions)	2014	2013	2012
Allstate Protection
Auto	$11,698	$11,616	$11,383
Homeowners	1,849	1,821	2,008
Other lines	2,070	2,110	2,250

Total Allstate Protection	15,617	15,547	15,641
Discontinued Lines and Coverages
Asbestos	1,014	1,017	1,026
Environmental	203	208	193
Other discontinued lines	395	421	418

Total Discontinued Lines and Coverages	1,612	1,646	1,637

Total Property-Liability	$17,229	$17,193	$17,278

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

       Historically, the case reserves set by the field adjusting staff have not proven to be an entirely accurate estimate of the ultimate cost of claims. To provide for this, a development reserve is estimated using the processes described above, and allocated to pending claims as a supplement to case reserves. Typically, the case, including statistical case, and supplemental development reserves comprise about 90% of total reserves.

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

       The estimation of claims and claims expense reserves for catastrophe losses also comprises estimates of losses from reported claims and IBNR, primarily for damage to property. In general, our estimates for catastrophe reserves are based on claim adjuster inspections and the application of historical loss development factors as described above. However, depending on the nature of the catastrophe, the estimation process can be further complicated. For example, for hurricanes, complications could include the inability of insureds to promptly report losses, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain) or specifically excluded coverage caused by flood, estimating additional living expenses, and assessing the impact of demand surge, exposure to mold damage, and the effects of numerous other considerations, including the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, which can affect the availability of information needed to estimate reserves for that reporting period. In these situations, we may need to adapt our practices to accommodate these circumstances in order to determine a best estimate of our losses from a catastrophe. As an example, in 2005 to complete an estimate for certain areas affected by Hurricane Katrina and not yet inspected by our claims adjusting staff, or where we believed our historical loss development factors were not predictive, we relied on analysis of actual claim notices received compared to total PIF, as well as visual, governmental and third party information, including aerial photos, area observations, and data on wind speed and flood depth to the extent available.

       Potential reserve estimate variability    The aggregation of numerous micro-level estimates for each business segment, line of insurance, major components of losses (such as coverages and perils), and major states or groups of states for reported losses and IBNR forms the reserve liability recorded in the Consolidated Statements of Financial Position. Because of this detailed approach to developing our reserve estimates, there is not a single set of assumptions that determine our reserve estimates at the consolidated level. Given the numerous micro-level estimates for reported losses and IBNR, management does not believe the processes that we follow will produce a statistically credible or reliable actuarial reserve range that would be meaningful. Reserve estimates, by their very nature, are very complex to determine and subject to significant judgment, and do not represent an exact determination for each outstanding claim. Accordingly, as actual claims, paid losses, and/or case reserve results emerge, our estimate of the ultimate cost to settle will be different than previously estimated.

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

       Reserves for Michigan and New Jersey unlimited personal injury protection    Property-Liability claims and claims expense reserves include reserves for Michigan unlimited personal injury protection ("PIP") which is a mandatory coverage that provides unlimited personal injury protection to covered insureds involved in certain auto and motorcycle accidents. The administration of this program is through a private, non-profit association created by the state of Michigan, the Michigan Catastrophic Claim Association ("MCCA"). Due to increasing costs of providing healthcare related to serious injuries and advances in medical care extending the duration of treatment, the estimation processes have been enhanced and assumptions for this reserve balance have been contemporized to the current validated conditions.

       The process that resulted in an increase in MCCA covered losses involved a number of activities that occurred over multiple years and included the comprehensive review and interpretation of MCCA actuarial reports, other MCCA members' reports and our PIP loss trends which have increased in severity over time. To address this exposure, we refined our ultimate claim reserve estimation techniques in 2011 through 2014, including relying more on paid loss development methods and increasing our view of future claim development and longevity of claimants, as a result of conducting comprehensive claim file reviews to develop case reserve type estimates of specific claims and other estimation refinements. In 2014 we completed the multi-year comprehensive review and incorporated the findings into our reserve estimation factors. We report our paid and unpaid claims and case reserves, which include our best estimate of the ultimate claim cost, excluding IBNR to the MCCA based on their requirements. The MCCA does not provide participating companies with its estimate of a company's claim costs.

       We provide similar PIP coverage in New Jersey for auto policies issued or renewed in New Jersey prior to 1991 that is administered by the New Jersey Unsatisfied Claim and Judgment Fund ("NJUCJF"). In 2013, we adopted similar actuarial estimating techniques as for the MCCA exposures to estimate loss reserves for unlimited PIP coverage for policies covered by the NJUCJF. The NJUCJF was merged into the New Jersey Property Liability Guaranty Association who collects the assessments. Upon completion of our comprehensive review in 2014, we updated our reserve estimation techniques and factors, similar to the processes followed to develop the MCCA reserves, which resulted in an increase in reserves for unlimited PIP coverage for policies covered by the NJUCJF.

       Reserve estimates by their nature are very complex to determine and subject to significant judgments, and do not represent an exact determination for each outstanding claim. As actual claims, paid losses and/or case reserve results emerge, our estimate of the ultimate cost to settle may be materially greater or less than previously estimated amounts.

       Adequacy of reserve estimates    We believe our net claims and claims expense reserves are appropriately established based on available methodologies, facts, technology, laws and regulations. We calculate and record a single best reserve estimate, in conformance with generally accepted actuarial standards, for each line of insurance, its components (coverages and perils) and state, for reported losses and for IBNR losses, and as a result we believe that no other estimate is better than our recorded amount. Due to the uncertainties involved, the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates.

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

       Evaluation of both the insureds' estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2014 and 2013, IBNR was 56.9% and 55.4%, respectively, of combined net asbestos and environmental reserves.

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

($ in millions)	2014	2013	2012
Other mass torts	$167	$183	$166
Workers' compensation	94	105	112
Commercial and other	134	133	140

Other discontinued lines	$395	$421	$418

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

       Reserve for life-contingent contract benefits estimation    Due to the long term nature of traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, benefits are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under these insurance policies. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material effect on our operating results and financial condition. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. In 2014, 2013 and 2012, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies. We will continue to monitor the experience of our traditional life insurance and immediate annuities. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC.

       For further detail on the reserve for life-contingent contract benefits, see Note 9 of the consolidated financial statements.

PROPERTY-LIABILITY 2014 HIGHLIGHTS

•
Property-Liability net income available to common shareholders was $2.43 billion in 2014 compared to $2.75 billion in 2013.
•
Property-Liability premiums written totaled $29.61 billion in 2014, an increase of 5.1% from $28.16 billion in 2013.
•
The Property-Liability loss ratio was 67.2 in 2014 compared to 64.9 in 2013.
•
Catastrophe losses were $1.99 billion in 2014 compared to $1.25 billion in 2013.
•
Property-Liability prior year reserve reestimates totaled $84 million favorable in 2014 compared to $121 million favorable in 2013.
•
Property-Liability underwriting income was $1.77 billion in 2014 compared to $2.22 billion in 2013. Underwriting income, a measure not based on GAAP, is defined below.
•
Property-Liability investments were $39.08 billion as of December 31, 2014, a decrease of 1.4% from $39.64 billion as of December 31, 2013. Net investment income was $1.30 billion in 2014, a decrease of 5.4% from $1.38 billion in 2013.
•
Net realized capital gains were $549 million in 2014 compared to $519 million in 2013.

PROPERTY-LIABILITY OPERATIONS

       Overview Our Property-Liability operations consist of two reporting segments: Allstate Protection and Discontinued Lines and Coverages. Allstate Protection comprises three brands where we accept underwriting risk: Allstate, Esurance and Encompass. Allstate Protection is principally engaged in the sale of personal property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Discontinued Lines and Coverages includes results from property-liability insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources.

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
•
Effect of amortization of purchased intangible assets on combined and expense ratio – the percentage of amortization of purchased intangible assets to premiums earned.
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

($ in millions, except ratios)	2014	2013	2012
Premiums written	$29,614	$28,164	$27,027

Revenues
Premiums earned	$28,929	$27,618	$26,737
Net investment income	1,301	1,375	1,326
Realized capital gains and losses	549	519	335

Total revenues	30,779	29,512	28,398
Costs and expenses
Claims and claims expense	(19,428)	(17,911)	(18,484)
Amortization of DAC	(3,875)	(3,674)	(3,483)
Operating costs and expenses	(3,838)	(3,752)	(3,536)
Restructuring and related charges	(16)	(63)	(34)

Total costs and expenses	(27,157)	(25,400)	(25,537)
Gain (loss) on disposition of operations	16	(1)	—
Income tax expense	(1,211)	(1,357)	(893)

Net income available to common shareholders	$2,427	$2,754	$1,968

Underwriting income	$1,772	$2,218	$1,200
Net investment income	1,301	1,375	1,326
Income tax expense on operations	(1,040)	(1,177)	(779)
Realized capital gains and losses, after-tax	357	339	221
Gain (loss) on disposition of operations, after-tax	37	(1)	—

Net income available to common shareholders	$2,427	$2,754	$1,968

Catastrophe losses (1)	$1,993	$1,251	$2,345

GAAP operating ratios
Claims and claims expense ratio	67.2	64.9	69.1
Expense ratio	26.7	27.1	26.4

Combined ratio	93.9	92.0	95.5

Effect of catastrophe losses on combined ratio (1)	6.9	4.5	8.8

Effect of prior year reserve reestimates on combined ratio (1)	(0.3)	(0.4)	(2.5)

Effect of amortization of purchased intangible assets on combined ratio	0.2	0.3	0.5

Effect of restructuring and related charges on combined ratio	0.1	0.2	0.1

Effect of Discontinued Lines and Coverages on combined ratio	0.4	0.5	0.2

(1)
Prior year reserve reestimates included in catastrophe losses totaled $43 million unfavorable in 2014, $88 million favorable in 2013 and $410 million favorable in 2012.

ALLSTATE PROTECTION SEGMENT

       Overview and strategy    The Allstate Protection segment primarily sells private passenger auto and homeowners insurance to individuals through agencies and directly through contact centers and the internet. These products are marketed under the Allstate®, Esurance® and Encompass® brand names.

       Our strategy is to position our products and distribution systems to meet the changing needs of the customer in managing the risks they face. This includes customers who want local advice and assistance and those who are self-directed. In addition, there are customers who are brand-sensitive and those who are brand-neutral. Our strategy is to serve all four of these consumer segments with unique products and in innovative ways while leveraging our claims, pricing and operational capabilities. When we do not offer a product our customers need, we may make available non-proprietary products that meet their needs.

       We utilize specific customer value propositions for each brand to improve our competitive position and performance. Over time, delivering on these customer value propositions may include investments in resources and require significant changes to our products, service, capabilities and processes.

       Our strategy for the Allstate brand focuses on customers who prefer local personal advice and service and are brand-sensitive. Our customer-focused strategy for the Allstate brand aligns targeted marketing, product innovation, distribution effectiveness, and pricing toward acquiring and retaining an increased share of our target customers. This refers to consumers who want to purchase multiple products from one insurance provider including auto, homeowners and financial products, who potentially present more favorable prospects for profitability over the course of their relationships with us.

       The Allstate brand utilizes marketing delivered to target customers to promote our strategic priorities, with messaging that communicates the value of our "Good Hands®", the importance of having proper coverage by highlighting our comprehensive product and coverage options, and the ease of doing business with Allstate and Allstate agencies.

       To better serve customers who prefer local and personalized advice, we are undergoing a focused effort to position agents, licensed sales professionals and financial specialists to serve customers as trusted advisors. This means they know customers and understand the unique needs of their households, help them assess the potential risks they face and provide personalized guidance on how to protect what matters most to them. To ensure agencies have the resources, capacity and support needed to serve customers at this level, we have strategic efforts underway to enhance agency capabilities while simplifying and automating service processes to enable agencies to focus more time in an advisory role and provide appropriate product offerings.

       The Allstate brand differentiates itself from competitors by offering a comprehensive range of innovative product options and features through a network of agencies that provide local advice and service. Product features include Allstate Your Choice Auto® with options such as accident forgiveness, safe driving deductible rewards and a safe driving bonus, and Allstate House and Home® that provides options of coverage for roof damage including graduated coverage and pricing based on roof type and age. In addition, we offer a Claim Satisfaction Guaranteesm that promises a return of premium to Allstate brand auto insurance customers dissatisfied with their claims experience. Our Drivewise® program, available in 46 states and the District of Columbia as of December 31, 2014, uses an in-car device or a mobile application to capture driving behaviors and reward customers for driving safely. We are also testing additional features which extend the benefits of being connected beyond auto insurance pricing. The recently introduced Star Driver® program encourages an ongoing conversation about safe driving through an easy-to-use application to develop teens' confidence behind the wheel. We will continue to focus on developing and introducing products and services that benefit today's consumers and further differentiate Allstate and enhance the customer experience. We plan to deepen customer relationships through value-added customer interactions and expanding our presence in households with multiple products by providing financial protection for customer needs. In certain areas with higher risk of catastrophes, we offer a homeowners product from North Light Specialty Insurance Company ("North Light"), our excess and surplus lines carrier. When an Allstate product is not available, we may make available non-proprietary products for customers through brokering arrangements. For example, in hurricane exposed areas, Allstate agencies sell non-proprietary property insurance products to customers who prefer to use a single agent for all their insurance needs.

       We are undergoing a focused effort to enhance our effectiveness and efficiency by implementing processes and standards to elevate the level and consistency of our customer experience. We continue to enhance technology to improve customer service, facilitate the introduction of new products and services and reduce infrastructure costs related to supporting agencies and handling claims. These actions and others are designed to optimize the effectiveness of our distribution and service channels by increasing the productivity of the Allstate brand's exclusive agencies.

       Other personal lines sold under the Allstate brand include renter, condominium, landlord, boat, umbrella and manufactured home insurance policies. Commercial lines include insurance products for small business owners. Other business lines include Allstate Roadside Services that provides roadside assistance products, including Good Hands Roadside®; Allstate Dealer Services that provides service contracts and other products sold in conjunction with auto lending and vehicle sales transactions; and Ivantage that is a general agency for Allstate exclusive agencies.

       Our strategy for the Esurance brand focuses on self-directed consumers. To best serve these customers, Esurance develops its technology, website and mobile capabilities to continuously improve its hassle-free purchase and claims experience and offer innovative product options and features. Esurance continues to develop additional products to complement its auto line of business and provide a more comprehensive solution to its customers. Esurance also continues to invest in geographic expansion of its products. Esurance expanded its renter product in 2014 from 16 to 19 states, motorcycle from 6 to 11 states, homeowners from 3 to 14 states and auto from 41 to 43 states. Esurance continues to focus on increasing its preferred driver mix, while raising advertising expenditures and marketing effectiveness to support growth. Esurance's DriveSense® program, available in 28 states as of December 31, 2014, enables participating customers to be eligible for discounts based on driving performance as measured by a device installed in the vehicle. Esurance's DriveSafe® program is designed to help parents coach teens on safe driving by providing customizable driving statistics and the ability to limit cell phone use while the car is in motion, all controlled by a device installed in the vehicle.

       Our strategy for the Encompass brand centers around a highly differentiated offering which simplifies the insurance experience by packaging a product with broader coverage and higher limits into a single annual household ("package") policy with one premium, one bill, one property deductible, one renewal date and one advisor — an independent insurance agent. It especially appeals to the approximately 35 million mass affluent households in the U.S., with their higher average premiums and preference for professional advice regarding coverage needs and risk solutions. Package policies represent over 80% of the Encompass portfolio of business, with concentrations in suburban and urban areas throughout the country. Package policies currently are not offered in Massachusetts, North Carolina and Texas. In pursuit of this strategy and to achieve its financial objectives, Encompass is seeking to diversify through new business writings in states where the risk return opportunities meet its requirements, while aggressively executing pricing, underwriting, and other actions to manage risk and ensure adequate profitability.

       Answer Financial, an independent personal lines insurance agency, serves self-directed, brand-neutral consumers who want a choice between insurance carriers and offers comparison quotes for auto and homeowners insurance from approximately 25 insurance companies through its website and over the phone. It receives commissions for this service.

       Our pricing and underwriting strategies and decisions for all of our brands are primarily designed to achieve appropriate returns along with enhancing our competitive position. Our sophisticated pricing methodology allows us to attract and retain multiple risk segments. A combination of underwriting information, pricing and discounts are used to achieve a more competitive position. Our pricing uses a number of risk evaluation factors including insurance scoring, to the extent permissible by applicable law, based on information that is obtained from credit reports, and other factors. Our pricing strategy involves marketplace pricing and underwriting decisions that are based on these risk evaluation models and an evaluation of competitors.

       We continue to manage our property catastrophe exposure with the goal of providing shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings. Our property business includes personal homeowners, commercial property and other property insurance lines. As of December 31, 2014, we have less than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. The use of different assumptions and updates to industry models, and updates to our risk transfer program, could materially change the projected loss. Our growth strategies include areas previously restricted where we believe we can earn an appropriate return for the risk and as a result our exposure may increase, but remain lower than $2 billion as noted above. In addition, we have exposure to severe weather events which impact catastrophe losses.

       Property catastrophe exposure management includes purchasing reinsurance to provide coverage for known exposure to hurricanes, earthquakes, wildfires, fires following earthquakes and other catastrophes. We are also working to promote measures to prevent and mitigate losses and make homes and communities more resilient, including enactment of stronger building codes and effective enforcement of those codes, adoption of sensible land use policies, and development of effective and affordable methods of improving the resilience of existing structures.

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
  •
  We will continue our evolution to a trusted advisor model, enabling agencies to more fully deliver on the Allstate brand customer value proposition.
  •
  We will continue to modernize our operating model to efficiently deliver our customer value propositions.
  •
  We will invest in building long-term growth platforms.

       Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Consolidated Statements of Financial Position.

       The following table shows the unearned premium balance as of December 31 and the timeframe in which we expect to recognize these premiums as earned.

($ in millions)			% earned after
	2014	2013	Three months	Six months	Nine months	Twelve months
Allstate brand:
Auto	$4,766	$4,533	70.7%	96.2%	99.1%	100.0%
Homeowners	3,607	3,496	43.4%	75.5%	94.2%	100.0%
Other personal lines (1)	833	819	43.5%	75.4%	94.1%	100.0%
Commercial lines	254	236	43.8%	75.1%	93.9%	100.0%
Other business lines (2)	642	468	18.9%	33.3%	45.4%	55.3%

Total Allstate brand	10,102	9,552	54.9%	82.7%	93.4%	97.2%

Esurance brand:
Auto	371	328	73.7%	98.5%	99.6%	100.0%
Homeowners	6	—	43.4%	75.6%	94.2%	100.0%
Other personal lines	2	1	43.5%	75.4%	94.2%	100.0%

Total Esurance brand	379	329	73.1%	98.0%	99.5%	100.0%

Encompass brand:
Auto	345	335	43.8%	75.6%	94.1%	100.0%
Homeowners	274	253	43.7%	75.7%	94.2%	100.0%
Other personal lines	57	54	43.9%	75.7%	94.2%	100.0%

Total Encompass brand	676	642	43.8%	75.6%	94.2%	100.0%

Allstate Protection unearned premiums	$11,157	$10,523	54.8%	82.8%	93.7%	97.4%

(1)
Other personal lines include renter, condominium, landlord and other personal lines.
(2)
Other business lines include Allstate Roadside Services, Allstate Dealer Services and other business lines.

       A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	2014	2013	2012
Premiums written:
Allstate Protection	$29,613	$28,164	$27,026
Discontinued Lines and Coverages	1	—	1

Property-Liability premiums written	29,614	28,164	27,027
Increase in unearned premiums	(723)	(572)	(322)
Other	38	26	32

Property-Liability premiums earned	$28,929	$27,618	$26,737

Premiums earned:
Allstate Protection	$28,928	$27,618	$26,737
Discontinued Lines and Coverages	1	—	—

Property-Liability	$28,929	$27,618	$26,737

       Premiums written by brand are shown in the following table.

($ in millions)	Allstate brand			Esurance brand			Encompass brand			Allstate Protection
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Auto	$17,504	$16,752	$16,398	$1,499	$1,308	$1,024	$665	$641	$618	$19,668	$18,701	$18,040
Homeowners	6,536	6,289	6,060	9	—	—	506	461	398	7,051	6,750	6,458
Other personal lines	1,569	1,539	1,515	5	2	—	109	104	97	1,683	1,645	1,612

Subtotal – Personal lines	25,609	24,580	23,973	1,513	1,310	1,024	1,280	1,206	1,113	28,402	27,096	26,110
Commercial lines	494	466	454	—	—	—	—	—	—	494	466	454
Other business lines	717	602	462	—	—	—	—	—	—	717	602	462

Total	$26,820	$25,648	$24,889	$1,513	$1,310	$1,024	$1,280	$1,206	$1,113	$29,613	$28,164	$27,026

       Premiums earned by brand are shown in the following table.

($ in millions)	Allstate brand			Esurance brand			Encompass brand			Allstate Protection
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Auto	$17,234	$16,578	$16,352	$1,455	$1,245	$967	$655	$626	$609	$19,344	$18,449	$17,928
Homeowners	6,415	6,183	5,980	3	—	—	486	430	379	6,904	6,613	6,359
Other personal lines	1,551	1,527	1,501	5	2	—	106	100	93	1,662	1,629	1,594

Subtotal – Personal lines	25,200	24,288	23,833	1,463	1,247	967	1,247	1,156	1,081	27,910	26,691	25,881
Commercial lines	476	456	462	—	—	—	—	—	—	476	456	462
Other business lines	542	471	394	—	—	—	—	—	—	542	471	394

Total	$26,218	$25,215	$24,689	$1,463	$1,247	$967	$1,247	$1,156	$1,081	$28,928	$27,618	$26,737

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

       Auto premiums written totaled $19.67 billion in 2014, a 5.2% increase from $18.70 billion in 2013, following a 3.7% increase in 2013 from $18.04 billion in 2012.

	Allstate brand				Esurance brand			Encompass brand
	2014		2013	2012	2014	2013	2012	2014	2013	2012
PIF (thousands)	19,916		19,362	19,084	1,424	1,286	1,029	790	774	731
Average premium (1)	$479		$468	$458	$499	$485	$493	$895	$880	$890
Renewal ratio (%)	88.9		88.6	87.9	79.5	80.7	80.5	79.7	78.7	75.8
Approved rate changes (2):
# of locations	46	(6)	39	42	38	31	29	29	29	31
Total brand (%) (3)	2.3	(7)	1.9	3.0	6.0	4.8	4.4	6.6	5.9	4.1
Location specific (%) (4)(5)	3.2		3.2	5.0	6.9	6.5	5.6	7.9	7.0	5.2

(1)
Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.
(2)
Rate changes that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued. Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges that result in no change in the overall rate level in the state. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state. Rate changes for Allstate brand for the 2013 and 2012 periods exclude Canada and specialty auto.
(3)
Represents the impact in the states and Canadian provinces where rate changes were approved during the period as a percentage of total brand prior year-end premiums written.
(4)
Represents the impact in the states and Canadian provinces where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those same locations.
(5)
Based on historical premiums written in those states and Canadian provinces, rate changes approved for auto totaled $520 million, $379 million and $539 million in 2014, 2013 and 2012, respectively.
(6)
2014 includes 4 Canadian provinces and Washington D.C.
(7)
Allstate brand (excluding Canada) rate changes in 2014 were 2.9%.

       Allstate brand auto premiums written totaled $17.50 billion in 2014, a 4.5% increase from $16.75 billion in 2013. Factors impacting premiums written were the following:

  –
  2.9% or 554 thousand increase in PIF as of December 31, 2014 compared to December 31, 2013.
  –
  10.3% increase in new issued applications to 3,033 thousand in 2014 from 2,749 thousand in 2013.
  –
  2.4% increase in average premium in 2014 compared to 2013.
  –
  0.3 point increase in the renewal ratio in 2014 compared to 2013.

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

       Esurance brand auto premiums written totaled $1.50 billion in 2014, an increase of 14.6% from $1.31 billion in 2013. The increase was primarily due to a 10.7% or 138 thousand increase in PIF as of December 31, 2014 compared to December 31, 2013. New issued applications of 747 thousand in 2014 was comparable to 2013. An increase in quote volume driven by the new advertising program was offset by a decrease in conversion rate (the percentage of completed quotes to actual issued policies) primarily due to rate actions. Rate actions are taken where profit margin targets are not being achieved. The rate changes in 2014 were taken in states and risk categories to improve profit margin while managing customer retention. Average premium increased 2.9% in 2014 compared to 2013.

       Esurance brand renewal ratio decreased 1.2 points in 2014 compared to 2013. The renewal ratio for the direct to consumer business is generally lower than agency written business consistent with the direct consumer tendency to shop and change providers based on competitive rates. The renewal ratio is also typically lowest at the first renewal date for new business. The decrease in the renewal ratio during 2014 was due to the impact of rate increases and growth in states with lower retention, partially offset by an increase in the amount of business past its first renewal. Retention may continue to be impacted as a result of expansion initiatives that increase the areas in which Esurance writes business. Retention at first renewal was 70.4% during 2014 compared to 72.8% in 2013. The renewal ratio on business subsequent to first renewal was 82.7% during 2014 compared to 84.1% in 2013.

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

       Encompass brand auto premiums written totaled $665 million in 2014, an increase of 3.7% from $641 million in 2013. The increase was primarily due to a 2.1% or 16 thousand increase in PIF as of December 31, 2014 compared to December 31, 2013. New issued applications decreased 12.9% to 135 thousand in 2014 from 155 thousand in 2013 primarily due to profit improvement actions including rate changes, underwriting guideline adjustments, and agency-level actions to manage risks and ensure profitability. Average premium increased 1.7% in 2014 compared to 2013. The renewal ratio increased 1.0 point in 2014 compared to 2013 due to adverse impacts from run-off effects of Florida in the prior year. A higher percentage of package auto policies renewed. Package policies typically have higher retention rates.

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

       Homeowners premiums written totaled $7.05 billion in 2014, a 4.5% increase from $6.75 billion in 2013, following a 4.5% increase in 2013 from $6.46 billion in 2012. Excluding the cost of catastrophe reinsurance, premiums written increased 3.7% in 2014 compared to 2013. For a more detailed discussion on reinsurance, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A and Note 10 of the consolidated financial statements.

	Allstate brand				Esurance brand	Encompass brand
	2014		2013	2012	2014	2014	2013	2012
PIF (thousands)	6,106		6,077	6,213	10	365	356	327
Average premium (12 months)	$1,140		$1,115	$1,074	$811	$1,457	$1,374	$1,311
Renewal ratio (%) (12 months)	88.4		87.7	87.4	N/A	85.6	86.6	83.3
Approved rate changes (1):
# of locations	37	(3)	41	42	N/A	23	31	33	(4)
Total brand (%)	1.7		3.6	6.3	N/A	4.7	7.4	6.0
Location specific (%) (2)	4.7		5.2	8.6	N/A	8.9	8.2	6.4

(1)
Includes rate changes approved based on our net cost of reinsurance. Rate changes for Allstate brand for the 2013 and 2012 periods exclude Canada.
(2)
Based on historical premiums written in those states and Canadian provinces, rate changes approved for homeowners totaled $147 million, $254 million and $412 million, respectively.
(3)
Includes 4 Canadian provinces.
(4)
Includes Washington D.C.

       N/A reflects not applicable.

       Allstate brand homeowners premiums written totaled $6.54 billion in 2014, a 3.9% increase from $6.29 billion in 2013. Factors impacting premiums written were the following:

  –
  0.5% or 29 thousand increase in PIF as of December 31, 2014 compared to December 31, 2013 due to increases in new issued applications and retention.
  –
  16.0% increase in new issued applications to 725 thousand in 2014 from 625 thousand in 2013.
  –
  2.2% increase in average premium in 2014 compared to 2013 primarily due to rate changes as well as increasing insured home valuations.
  –
  0.7 point increase in the renewal ratio in 2014 compared to 2013.
  –
  $36 million decrease in the cost of our catastrophe reinsurance program to $389 million in 2014 from $425 million in 2013. Reinsurance premiums are recorded as a reduction of premium.

       Premiums written for Allstate's House and Home® product, our redesigned homeowners new business offering currently available in 34 states, totaled $934 million in 2014 compared to $471 million in 2013. Most House and Home policies are issued to customers new to Allstate homeowners policies. Allstate House and Home accounted for 86% of Allstate brand homeowners new issued applications in 2014. Allstate House and Home PIF increased 102.6% as of December 31, 2014 compared to December 31, 2013.

       In states with severe weather and risk, our excess and surplus lines carrier North Light as well as non-proprietary products will remain a critical component to our overall homeowners strategy to profitably grow and serve our customers.

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

       Esurance brand homeowners premiums written totaled $9 million in 2014. New issued applications totaled 11 thousand in 2014. As of December 31, 2014, Esurance is writing homeowners insurance in 14 states with lower hurricane risk that have lower average premium.

       Encompass brand homeowners premiums written totaled $506 million in 2014, a 9.8% increase from $461 million in 2013. The increase was primarily due to rate increases and a 2.5% or 9 thousand increase in PIF as of December 31, 2014 compared to December 31, 2013. New issued applications decreased 11.4% to 70 thousand in 2014 from 79 thousand in 2013 due to profit improvement actions including rate changes, underwriting guideline adjustments, and agency-level actions. Average premium increased 6.0% in 2014 compared to 2013. The renewal ratio decreased 1.0 point in 2014 compared to 2013.

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

       Other personal lines    Allstate brand other personal lines premiums written totaled $1.57 billion in 2014, a 1.9% increase from $1.54 billion in 2013, following a 1.6% increase in 2013 from $1.52 billion in 2012. The increases in 2014 and 2013 primarily relate to renter and condominium insurance.

       Commercial lines premiums written totaled $494 million in 2014, a 6.0% increase from $466 million in 2013, following a 2.6% increase in 2013 from $454 million in 2012. The increase in 2014 was driven by higher renewals and increased new business resulting from a new business owner policy product.

       Other business lines premiums written totaled $717 million in 2014, a 19.1% increase from $602 million in 2013, following a 30.3% increase in 2013 from $462 million in 2012. The increases in 2014 and 2013 were primarily due to increased sales of vehicle service contracts at Allstate Dealer Services, and new and expanded contracts where Allstate Roadside Services provides roadside assistance to a third party company's customer base.

       Underwriting results are shown in the following table.

($ in millions)	2014	2013	2012
Premiums written	$29,613	$28,164	$27,026

Premiums earned	$28,928	$27,618	$26,737
Claims and claims expense	(19,315)	(17,769)	(18,433)
Amortization of DAC	(3,875)	(3,674)	(3,483)
Other costs and expenses	(3,835)	(3,751)	(3,534)
Restructuring and related charges	(16)	(63)	(34)

Underwriting income	$1,887	$2,361	$1,253

Catastrophe losses	$1,993	$1,251	$2,345

Underwriting income (loss) by line of business
Auto	$604	$668	$469
Homeowners	1,097	1,422	690
Other personal lines	150	198	(10)
Commercial lines	9	41	51
Other business lines	40	51	77
Answer Financial	(13)	(19)	(24)

Underwriting income	$1,887	$2,361	$1,253

Underwriting income (loss) by brand
Allstate brand	$2,235	$2,551	$1,539
Esurance brand	(259)	(218)	(192)
Encompass brand	(76)	47	(70)
Answer Financial	(13)	(19)	(24)

Underwriting income	$1,887	$2,361	$1,253

       Allstate Protection had underwriting income of $1.89 billion in 2014 compared to $2.36 billion in 2013. Homeowners underwriting income was $1.10 billion in 2014 compared to $1.42 billion in 2013, primarily due to increased catastrophe losses, partially offset by increased premiums earned. Auto underwriting income was $604 million in 2014 compared to $668 million in 2013, primarily due to increased losses excluding catastrophes, increased expenses and increased catastrophe losses, partially offset by increased premiums earned. Other personal lines underwriting income was $150 million in 2014 compared to $198 million in 2013, primarily due to increased catastrophe losses, partially offset by increased premiums earned.

       Allstate Protection had underwriting income of $2.36 billion in 2013 compared to $1.25 billion in 2012. Homeowners underwriting income was $1.42 billion in 2013 compared to $690 million in 2012, primarily due to decreased catastrophe losses, decreased loss costs excluding catastrophe losses and increased premiums earned, partially offset by lower favorable reserve reestimates and higher expenses. Other personal lines underwriting income was $198 million in 2013 compared to an underwriting loss of $10 million in 2012, primarily due to decreased catastrophe losses, decreased loss costs excluding catastrophe losses, increased premiums earned and lower unfavorable reserve reestimates, partially offset by higher expenses. Auto underwriting income was $668 million in 2013 compared to $469 million in 2012, primarily due to increased premiums earned and decreased catastrophe losses including favorable Sandy reserve reestimates, partially offset by higher incurred losses excluding catastrophe losses, higher expenses and lower favorable reserve reestimates.

       Catastrophe losses were $1.99 billion in 2014 compared to $1.25 billion in 2013 and $2.35 billion in 2012.

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

       Catastrophe losses in 2014 by the size of event are shown in the following table.

($ in millions)
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	2	2.3%	$548	27.5%	1.9	$274
$101 million to $250 million	2	2.3	235	11.7	0.8	118
$50 million to $100 million	5	5.9	402	20.2	1.4	80
Less than $50 million	76	89.5	765	38.4	2.7	10

Total	85	100.0%	1,950	97.8	6.8	23

Prior year reserve reestimates			43	2.2	0.1

Total catastrophe losses			$1,993	100.0%	6.9

       Catastrophe losses by the type of event are shown in the following table.

($ in millions)	2014		2013		2012
		Number of events		Number of events		Number of events
Hurricanes/Tropical storms	$2	1	$14	1	$1,200	3
Tornadoes	99	2	169	3	297	5
Wind/Hail	1,429	70	1,089	64	1,198	64
Wildfires	19	5	41	5	53	11
Other events	401	7	26	3	7	1

Prior year reserve reestimates	43		(88)		(410)

Total catastrophe losses	$1,993	85	$1,251	76	$2,345	84

       Catastrophe losses, including prior year reserve reestimates, excluding hurricanes named or numbered by the National Weather Service, fires following earthquakes and earthquakes, totaled $2.00 billion, $1.35 billion and $1.32 billion in 2014, 2013 and 2012, respectively.

       Combined ratio    Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.

	Ratio (1)			Effect of catastrophe losses on combined ratio			Effect of prior year reserve reestimates on combined ratio			Effect of amortization of purchased intangible assets on combined ratio
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Allstate brand loss ratio:
Auto	69.2	68.5	70.3	1.6	1.0	3.8	(1.2)	(1.2)	(2.1)
Homeowners	58.7	53.4	64.1	21.4	15.6	23.2	0.4	—	(5.2)
Other personal lines	61.7	58.6	72.3	8.2	3.5	12.3	2.1	1.8	2.2
Commercial lines	67.0	60.7	60.4	6.1	0.4	0.6	(4.2)	(7.9)	(10.4)
Total Allstate brand loss ratio	65.8	63.6	68.3	6.9	4.7	8.9	(0.7)	(0.9)	(2.7)
Allstate brand expense ratio	25.7	26.3	25.5	—	—	—	—	—	—	—	—	—

Allstate brand combined ratio	91.5	89.9	93.8	6.9	4.7	8.9	(0.7)	(0.9)	(2.7)	—	—	—

Esurance brand loss ratio:
Auto	76.8	78.5	77.2	1.3	0.9	1.6	(1.1)	—	—
Homeowners	66.7	—	—	—	—	—	—	—	—
Other personal lines	60.0	50.0	—	—	—	—	—	—	—
Total Esurance brand loss ratio	76.8	78.5	77.2	1.3	0.9	1.6	(1.1)	—	—
Esurance brand expense ratio	40.9	39.0	42.7	—	—	—	—	—	—	3.3	4.9	10.1

Esurance brand combined ratio	117.7	117.5	119.9	1.3	0.9	1.6	(1.1)	—	—	3.3	4.9	10.1

Encompass brand loss ratio:
Auto	77.1	73.5	78.5	3.2	0.3	3.6	(2.0)	(4.8)	(3.9)
Homeowners	74.7	56.3	76.5	28.2	12.6	28.8	0.4	(1.2)	(3.2)
Other personal lines	75.5	54.0	67.7	6.6	4.0	5.4	1.9	(8.0)	(9.7)
Total Encompass brand loss ratio	76.0	65.4	76.9	13.2	5.2	12.6	(0.7)	(3.7)	(4.2)
Encompass brand expense ratio	30.1	30.5	29.6	—	—	—	—	—	—	—	—	—

Encompass brand combined ratio	106.1	95.9	106.5	13.2	5.2	12.6	(0.7)	(3.7)	(4.2)	—	—	—

Allstate Protection loss ratio	66.8	64.4	68.9	6.9	4.5	8.8	(0.7)	(1.0)	(2.7)
Allstate Protection expense ratio	26.7	27.1	26.4	—	—	—	—	—	—	0.2	0.3	0.5

Allstate Protection combined ratio	93.5	91.5	95.3	6.9	4.5	8.8	(0.7)	(1.0)	(2.7)	0.2	0.3	0.5

(1)
Ratios are calculated using the premiums earned for the respective line of business.

       Auto loss ratio for the Allstate brand increased 0.7 points in 2014 compared to 2013, primarily due to increased catastrophe losses. Auto loss ratio for the Allstate brand decreased 1.8 points in 2013 compared to 2012, primarily due to lower catastrophe losses, partially offset by lower favorable reserve reestimates.

       Claim frequency in the bodily injury coverages in 2014 was comparable to 2013. Claim frequency in the property damage coverages increased 0.5% in 2014 compared to 2013. We experienced increased property damage frequency in first quarter 2014 due to severe winter weather experienced in the Midwest and East and in the first two months of fourth quarter 2014 in geographically widespread areas with improved unemployment rates leading to higher miles driven and areas that experienced higher precipitation. Otherwise, frequencies in bodily injury and property damage performed within historical ranges. Bodily injury and property damage coverage paid claim severities increased 2.7% and 4.1%, respectively, in 2014 compared to 2013. Severity results in 2014 increased in line with historical Consumer Price Index trends. Claim frequencies in the bodily injury and property damage coverages decreased 1.1% and increased 0.3%, respectively, in 2013 compared to 2012. Bodily injury and property damage coverage paid claim severities increased 3.8% and 1.8%, respectively, in 2013 compared to 2012. We pursue rate increases when necessary to maintain margins.

       Esurance brand auto loss ratio decreased 1.7 points in 2014 compared to 2013, primarily due to rate actions and favorable reserve reestimates related to personal injury protection losses. We manage the business so that it is profitable over the life of the business, taking rate increases as appropriate. Esurance brand auto loss ratio increased 1.3 points in 2013 compared to 2012, primarily due to increases in the volume of new business, increased utilization of price discounts and higher unallocated loss adjustment expense, partially offset by lower catastrophe losses.

       Encompass brand auto loss ratio increased 3.6 points in 2014 compared to 2013, due to increased catastrophe losses and lower favorable reserve reestimates, partially offset by increased premiums earned. Encompass brand auto loss ratio decreased 5.0 points in 2013 compared to 2012, due to lower catastrophe losses, a higher mix of preferred insureds and higher favorable reserve reestimates.

       Homeowners loss ratio for the Allstate brand increased 5.3 points to 58.7 in 2014 from 53.4 in 2013, primarily due to higher catastrophe losses, partially offset by increased premiums earned. Claim frequency excluding catastrophe losses decreased 0.3% in 2014 compared to 2013. Paid claim severity excluding catastrophe losses increased 7.7% in 2014 compared to 2013. The 2-year average annual increase for paid claim severity is approximately 3.5%. Homeowners loss ratio for the Allstate brand decreased 10.7 points to 53.4 in 2013 from 64.1 in 2012, primarily due to lower catastrophe losses, decreased loss costs excluding catastrophe losses and increased premiums earned. Claim frequency excluding catastrophe losses decreased 0.3% in 2013 compared to 2012. Paid claim severity excluding catastrophe losses decreased 0.2% in 2013 compared to 2012.

       Encompass brand homeowners loss ratio increased 18.4 points in 2014 compared to 2013, primarily due to higher catastrophe losses. Several catastrophes occurred in areas where Encompass has a concentration of policyholders. Excluding the impact of catastrophe losses, the Encompass brand homeowners loss ratio increased 2.8 points in 2014 compared to 2013, primarily due to the impact of severe weather. Encompass brand homeowners loss ratio decreased 20.2 points in 2013 compared to 2012, primarily due to lower catastrophe losses.

       Expense ratio for Allstate Protection decreased 0.4 points in 2014 compared to 2013. The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Allstate brand			Esurance brand			Encompass brand			Allstate Protection
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Amortization of DAC	13.7	13.6	13.2	2.7	2.7	2.5	18.8	18.3	17.5	13.4	13.3	12.9
Advertising expenses	2.5	2.8	2.7	17.4	14.8	15.4	0.4	0.4	0.5	3.2	3.2	3.1
Amortization of purchased intangible assets	—	—	—	3.3	4.9	10.1	—	—	—	0.2	0.3	0.5
Other costs and expenses	9.5	9.7	9.5	17.5	16.6	14.7	10.7	11.5	11.6	9.8	10.1	9.8
Restructuring and related charges	—	0.2	0.1	—	—	—	0.2	0.3	—	0.1	0.2	0.1

Total expense ratio	25.7	26.3	25.5	40.9	39.0	42.7	30.1	30.5	29.6	26.7	27.1	26.4

       Allstate brand expense ratio decreased 0.6 points in 2014 compared to 2013 primarily due to lower advertising expenditures and lower employee related costs, including pension expense, partially offset by higher amortization of DAC. Amortization of DAC primarily includes agent remuneration and premium taxes. Amortization of DAC increased in 2014 compared to 2013 and Allstate agency total incurred base commissions, variable compensation and bonus was higher than 2013. Allstate exclusive agent remuneration comprises a base commission, variable compensation and a bonus. Variable compensation has two components: agency success factors (local presence, Allstate Financial insurance policies sold and licensed staff), which must be achieved in order to qualify for the second component, and customer satisfaction. In addition, a bonus that is a percentage of premiums can be earned by agents who achieve a targeted loss ratio and a defined amount of Allstate Financial sales. The bonus is earned by achieving a targeted percentage of multi-category households and increases in Property-Liability and Allstate Financial policies in force. The Allstate agent commissions and bonus were expensed as a component of DAC amortization at increasing levels during 2013 and continuing in 2014 as more agents met the success factors. In 2014, the bonus success factors were changed from 2013 levels commensurate with performance achieved in 2013, which was in excess of target amounts.

       Esurance brand expense ratio increased 1.9 points in 2014 compared to 2013. A significant portion of Esurance's expense ratio relates to customer acquisition. Customer acquisition costs include amortization of DAC, advertising expenses and a portion of other costs and expenses and totaled 27.3 points in 2014 and 24.1 points in 2013. Esurance advertising expenses in 2014 were higher than 2013 due to increased spending related to the launch of a new advertising campaign, the homeowners advertising launch in 2014 and additional advertising to achieve short-term growth and long-term brand positioning. The Esurance brand expense ratio also includes purchased intangible assets that are amortized on an accelerated basis with over 80% of the amortization taking place by 2016. The other costs and expenses, related to acquisition include salaries of telephone sales personnel and other underwriting costs, was comparable to the prior year.

       Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. Esurance incurs substantially all of its acquisition costs in the year of policy inception. As a result, the Esurance expense ratio will be higher during periods of increased advertising expenditures. Total acquisition costs in 2014 were in line with other distribution channels when considering the cumulative earned premiums of policies sold and excluding additional advertising to achieve long term brand positioning. Esurance continued to invest in geographic expansion of its products and added additional products and capabilities in 2014. The spending on expansion initiatives, excluding customer acquisition costs which occur prior to premiums being written, contributed approximately 2.7 points to the expense ratio in 2014. Esurance's annual combined ratio is below 100, excluding amortization of purchased intangible assets, after the year of policy inception (in which substantially all acquisition costs are incurred), driven by pricing changes and customer mix. We manage the direct to consumer business based on its profitability over the life-time of the policy.

       Encompass brand expense ratio decreased 0.4 points in 2014 compared to 2013 primarily due to lower employee related costs, including pension expense, partially offset by higher amortization of DAC. The Encompass brand DAC amortization is higher on average than Allstate brand DAC amortization due to higher commission rates paid to independent agencies.

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

($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2014	2013	2014	2013	2014	2013	2014	2013
Auto	$609	$582	$10	$8	$62	$62	$681	$652
Homeowners	491	484	—	—	43	42	534	526
Other personal lines	109	108	—	—	9	9	118	117
Commercial lines	34	31	—	—	—	—	34	31
Other business lines	453	299	—	—	—	—	453	299

Total DAC	$1,696	$1,504	$10	$8	$114	$113	$1,820	$1,625

       Gain on disposition of $37 million, after-tax, in 2014 primarily relates to the sale of Sterling Collision Centers, Inc.

Catastrophe management

       Historical catastrophe experience    For the last ten years, the average annual impact of catastrophes on our Property-Liability loss ratio was 9.2 points. The average annual impact of catastrophes on the homeowners loss ratio for the last ten years was 32.7 points.

       Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes. Limitations include our participation in various state facilities, such as the California Earthquake Authority ("CEA"), which provides insurance for California earthquake losses; the Florida Hurricane Catastrophe Fund, which provides reimbursements to participating insurers for certain qualifying Florida hurricane losses; and other state facilities, such as wind pools. However, the impact of these actions may be diminished by the growth in insured values, and the effect of state insurance laws and regulations. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation in these and other state facilities such as wind pools, we may be exposed to losses that surpass the capitalization of these facilities and to assessments from these facilities.

       We have continued to take actions to maintain an appropriate level of exposure to catastrophic events while continuing to meet the needs of our customers, including the following:

  •
  Continuing to not offer new homeowners business in certain coastal states.
  •
  Increased capacity in our brokerage platform for customers not offered a renewal.
  •
  North Light expanded to 9 new states in 2014, bringing the total number of active states to 42.
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
  •
  We have additional catastrophe exposure, beyond the property lines, for auto customers who have purchased physical damage coverage. Auto physical damage coverage generally includes coverage for flood-related loss. We manage this additional exposure through inclusion of auto losses in our nationwide reinsurance program (which excludes New Jersey and Florida). New Jersey auto losses are included in our New Jersey reinsurance program.
  •
  Redesigned our homeowners new business offering, Allstate House and Home®, that provides options of coverage for roof damage including graduated coverage and pricing based on roof type and age. Allstate House and Home® is currently available in 34 states.

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

Earthquakes

       Actions taken to reduce our exposure from earthquake losses are substantially complete. These actions included purchasing reinsurance on a countrywide basis and in the state of Kentucky, no longer offering new optional earthquake coverage in most states, removing optional earthquake coverage upon renewal in most states, and entering into arrangements in many states to make earthquake coverage available through other insurers for new and renewal business.

       We expect to retain approximately 30,000 PIF with earthquake coverage, primarily in Kentucky, due to regulatory and other reasons. We also will continue to have exposure to earthquake risk on certain policies that do not specifically exclude coverage for earthquake losses, including our auto policies, and to fires following earthquakes. Allstate policyholders in the state of California are offered coverage through the CEA, a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage. Allstate is subject to assessments from the CEA under certain circumstances as explained in Note 14 of the consolidated financial statements.

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

DISCONTINUED LINES AND COVERAGES SEGMENT

       Overview    The Discontinued Lines and Coverages segment includes results from property-liability insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. Our exposure to asbestos, environmental and other discontinued lines claims is reported in this segment. We have assigned management of this segment to a designated group of professionals with expertise in claims handling, policy coverage interpretation, exposure identification and reinsurance collection. As part of its responsibilities, this group may at times be engaged in policy buybacks, settlements and reinsurance assumed and ceded commutations.

       Summarized underwriting results for the years ended December 31 are presented in the following table.

($ in millions)	2014	2013	2012
Premiums written	$1	$—	$1

Premiums earned	$1	$—	$—
Claims and claims expense	(113)	(142)	(51)
Operating costs and expenses	(3)	(1)	(2)

Underwriting loss	$(115)	$(143)	$(53)

       Underwriting losses of $115 million in 2014 primarily related to our annual review using established industry and actuarial best practices resulting in an $87 million unfavorable reestimate of asbestos reserves, a $15 million unfavorable reestimate of environmental reserves and a $3 million increase in allowance for future uncollectible reinsurance, partially offset by a $3 million favorable reestimate of other exposure reserves. The cost of administering claims settlements totaled $10 million for 2014, $13 million for 2013 and $11 million for 2012.

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
•
We anticipate progress in the resolution of certain bankruptcies related to insureds with asbestos claims, reducing the industry's asbestos related claims exposures.
•
We continue to address challenges related to centralization of insurance and reinsurance industry legacy claims into companies who specialize in the runoff of this business.

PROPERTY-LIABILITY INVESTMENT RESULTS

       Net investment income    The following table presents net investment income.

($ in millions)	2014	2013	2012
Fixed income securities	$860	$912	$1,073
Equity securities	95	136	118
Mortgage loans	17	20	21
Limited partnership interests	346	365	188
Short-term investments	4	3	4
Other	65	38	14

Investment income, before expense	1,387	1,474	1,418
Investment expense	(86)	(99)	(92)

Net investment income	$1,301	$1,375	$1,326

       The average pre-tax investment yields for the years ended December 31 are presented in the following table. Pre-tax yield is calculated as investment income before investment expense (including dividend income in the case of equity securities) divided by the average of the investment balances at the end of each quarter during the year. Investment balances, for purposes of the pre-tax yield calculation, exclude unrealized capital gains and losses.

	2014	2013	2012
Fixed income securities: tax-exempt	2.6%	3.4%	4.3%
Fixed income securities: tax-exempt equivalent	3.8	5.0	6.3
Fixed income securities: taxable	2.9	3.2	3.7
Equity securities	2.9	3.8	3.5
Mortgage loans	4.3	4.2	4.3
Limited partnership interests	13.1	12.2	6.3
Total portfolio	3.6	4.0	3.9

       Net investment income decreased 5.4% or $74 million to $1.30 billion in 2014 from $1.38 billion in 2013, after increasing 3.7% in 2013 compared to 2012. The 2014 decrease was primarily due to lower fixed income yields and equity dividends. The decrease in fixed income yields is primarily due to reinvestment at yields lower than the overall portfolio yield. The 2013 increase was primarily due to higher limited partnership income, average investment balances and equity dividends, as well as prepayment fee income and litigation proceeds which together increased income by a total of $18 million in 2013, partially offset by lower fixed income yields.

       Net realized capital gains and losses are presented in the following table.

($ in millions)	2014	2013	2012
Impairment write-downs	$(21)	$(39)	$(134)
Change in intent write-downs	(169)	(124)	(31)

Net other-than-temporary impairment losses recognized in earnings	(190)	(163)	(165)
Sales	789	706	511
Valuation and settlements of derivative instruments	(50)	(24)	(11)

Realized capital gains and losses, pre-tax	549	519	335
Income tax expense	(192)	(180)	(114)

Realized capital gains and losses, after-tax	$357	$339	$221

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

       The facts and circumstances leading to our reestimates of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are likely different than those predicted by the estimated development factors used in prior reserve estimates. As of December 31, 2014, the impact of a reserve reestimation corresponding to a one percent increase or decrease in net reserves would be a decrease or increase of approximately $112 million in net income available to common shareholders.

       We believe the net loss reserves for Allstate Protection exposures are appropriately established based on available facts, technology, laws and regulations.

       The table below shows total net reserves as of December 31 by line of business.

($ in millions)	2014	2013	2012
Allstate brand	$14,214	$14,225	$14,364
Esurance brand	649	575	470
Encompass brand	754	747	807

Total Allstate Protection	15,617	15,547	15,641
Discontinued Lines and Coverages	1,612	1,646	1,637

Total Property-Liability	$17,229	$17,193	$17,278

       The tables below show reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2014, 2013 and 2012 and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2014	2013	2012
Allstate brand	$14,225	$14,364	$14,792
Esurance brand	575	470	429
Encompass brand	747	807	859

Total Allstate Protection	15,547	15,641	16,080
Discontinued Lines and Coverages	1,646	1,637	1,707

Total Property-Liability	$17,193	$17,278	$17,787

($ in millions, except ratios)	2014		2013		2012
	Reserve reestimate (1)	Effect on combined ratio (2)	Reserve reestimate (1)	Effect on combined ratio (2)	Reserve reestimate (1)	Effect on combined ratio (2)
Allstate brand	$(171)	(0.6)	$(220)	(0.8)	$(671)	(2.5)
Esurance brand	(16)	(0.1)	—	—	—	—
Encompass brand	(9)	—	(43)	(0.2)	(45)	(0.2)

Total Allstate Protection	(196)	(0.7)	(263)	(1.0)	(716)	(2.7)
Discontinued Lines and Coverages	112	0.4	142	0.6	51	0.2

Total Property-Liability (3)	$(84)	(0.3)	$(121)	(0.4)	$(665)	(2.5)

Reserve reestimates, after-tax	$(55)		$(79)		$(432)

Consolidated net income available to common shareholders	$2,746		$2,263		$2,306

Reserve reestimates as a % of consolidated net income available to common shareholders	2.0%		3.5%		18.7%

(1)
Favorable reserve reestimates are shown in parentheses.
(2)
Ratios are calculated using Property-Liability premiums earned.
(3)
Prior year reserve reestimates included in catastrophe losses totaled $43 unfavorable in 2014, $88 million favorable in 2013 and $410 million favorable in 2012. The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio totaled 0.1 unfavorable, 0.3 favorable and 1.5 favorable in 2014, 2013, and 2012, respectively.

       The following tables reflect the accident years to which the reestimates shown above are applicable by line of business. Favorable reserve reestimates are shown in parentheses.

2014 Prior year reserve reestimates

($ in millions)	2004 & prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
Allstate brand	$(38)	$(10)	$(11)	$2	$(20)	$37	$(86)	$(35)	$(99)	$89	$(171)
Esurance brand	—	—	—	—	—	—	—	(9)	6	(13)	(16)
Encompass brand	2	1	—	1	(1)	(2)	(2)	(5)	(6)	3	(9)

Total Allstate Protection	(36)	(9)	(11)	3	(21)	35	(88)	(49)	(99)	79	(196)
Discontinued Lines and Coverages	112	—	—	—	—	—	—	—	—	—	112

Total Property- Liability	$76	$(9)	$(11)	$3	$(21)	$35	$(88)	$(49)	$(99)	$79	$(84)

2013 Prior year reserve reestimates

($ in millions)	2003 & prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
Allstate brand	$56	$5	$(33)	$(44)	$(45)	$(32)	$(59)	$(16)	$(70)	$18	$(220)
Esurance brand	—	—	—	—	—	—	—	—	—	—	—
Encompass brand	2	1	1	(1)	(1)	(5)	(4)	(4)	(14)	(18)	(43)

Total Allstate Protection	58	6	(32)	(45)	(46)	(37)	(63)	(20)	(84)	—	(263)
Discontinued Lines and Coverages	142	—	—	—	—	—	—	—	—	—	142

Total Property- Liability	$200	$6	$(32)	$(45)	$(46)	$(37)	$(63)	$(20)	$(84)	$—	$(121)

2012 Prior year reserve reestimates

($ in millions)	2002 & prior	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
Allstate brand	$102	$(9)	$(10)	$(36)	$11	$(11)	$(36)	$(33)	$(147)	$(502)	$(671)
Esurance brand	—	—	—	—	—	—	—	—	—	—	—
Encompass brand	—	(1)	—	(12)	(1)	—	(5)	(4)	(14)	(8)	(45)

Total Allstate Protection	102	(10)	(10)	(48)	10	(11)	(41)	(37)	(161)	(510)	(716)
Discontinued Lines and Coverages	51	—	—	—	—	—	—	—	—	—	51

Total Property- Liability	$153	$(10)	$(10)	$(48)	$10	$(11)	$(41)	$(37)	$(161)	$(510)	$(665)

       Allstate brand prior year reserve reestimates were $171 million favorable in 2014, $220 million favorable in 2013, and $671 million favorable in 2012. In 2014, this was primarily due to severity development that was better than expected. In 2013, this was primarily due to severity development that was better than expected and catastrophe reserve reestimates. In 2012, this was primarily due to favorable catastrophe reserve reestimates and severity development that was better than expected. The increased reserves in accident years 2002 & prior is due to a reclassification of injury reserves to older years and reserve strengthening.

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

       The impact of these reestimates on the Allstate brand underwriting income is shown in the table below.

($ in millions)	2014	2013	2012
Reserve reestimates	$(171)	$(220)	$(671)
Allstate brand underwriting income	2,235	2,551	1,539
Reserve reestimates as a % of underwriting income	7.7%	8.6%	43.6%

       Esurance brand    prior year reserve reestimates were $16 million favorable in 2014. In 2014, this was primarily due to severity development that was better than expected. There were no prior year reserve reestimates for Esurance in 2013 or 2012. However, the Esurance opening balance sheet reserves were reestimated in 2012 resulting in a $13 million reduction in reserves due to lower severity. The adjustment was recorded as a reduction in goodwill and an increase in payables to the seller under the terms of the purchase agreement and therefore had no impact on claims expense or the loss ratio.

       The impact of these reestimates on the Esurance brand underwriting loss is shown in the table below.

($ in millions)	2014
Reserve reestimates	$(16)
Esurance brand underwriting loss	(259)
Reserve reestimates as a % of underwriting loss	6.2%

       Encompass brand prior year reserve reestimates were $9 million favorable in 2014, $43 million favorable in 2013, and $45 million favorable in 2012. In 2014, this was primarily due to severity development that was better than expected. In 2013 and 2012, this was related to lower than anticipated claim settlement costs and favorable catastrophe reserve reestimates.

       The impact of these reestimates on the Encompass brand underwriting (loss) income is shown in the table below.

($ in millions)	2014	2013	2012
Reserve reestimates	$(9)	$(43)	$(45)
Encompass brand underwriting (loss) income	(76)	47	(70)
Reserve reestimates as a % of underwriting (loss) income	11.8%	91.5%	64.3%

Allstate Protection

       The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2014, 2013, and 2012, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2014	2013	2012
Auto	$11,616	$11,383	$11,404
Homeowners	1,821	2,008	2,439
Other personal lines	1,512	1,596	1,531
Commercial lines	576	627	678
Other business lines	22	27	28

Total Allstate Protection	$15,547	$15,641	$16,080

($ in millions, except ratios)	2014		2013		2012
	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio
Auto	$(238)	(0.8)	$(237)	(0.9)	$(365)	(1.4)
Homeowners	29	0.1	(5)	—	(321)	(1.2)
Other personal lines	34	0.1	19	—	24	0.1
Commercial lines	(20)	(0.1)	(36)	(0.1)	(48)	(0.2)
Other business lines	(1)	—	(4)	—	(6)	—

Total Allstate Protection	$(196)	(0.7)	$(263)	(1.0)	$(716)	(2.7)

Underwriting income	$1,887		$2,361		$1,253

Reserve reestimates as a % of underwriting income	10.4%		11.1%		57.1%

       Auto reserve reestimates in 2014, 2013, and 2012 were primarily due to claim severity development that was better than expected.

       Unfavorable homeowners reserve reestimates in 2014 were primarily due to unfavorable catastrophe reserve reestimates. Favorable homeowners reserve reestimates in 2013 were primarily due to favorable non-catastrophe reserve reestimates. Favorable homeowners reserve reestimates in 2012 were primarily due to favorable catastrophe reserve reestimates.

       Other personal lines reserve reestimates in 2014, 2013 and 2012 were primarily the result of non-catastrophe loss development higher than anticipated in previous estimates.

       Commercial lines reserve reestimates in 2014, 2013 and 2012 were primarily due to favorable non-catastrophe reserve reestimates.

       Pending, new and closed claims for Allstate Protection are summarized in the following table for the years ended December 31. The increase in pending claims as of December 31, 2014 compared to December 31, 2013 relates to growth and auto frequency. The decrease in pending claims as of December 31, 2013 compared to December 31, 2012 relates to catastrophes.

Number of claims	2014	2013	2012
Auto
Pending, beginning of year	473,703	472,078	436,972
New	6,330,940	5,902,746	5,807,557
Total closed	(6,317,416)	(5,901,121)	(5,772,451)

Pending, end of year	487,227	473,703	472,078

Homeowners
Pending, beginning of year	37,420	48,418	44,134
New	759,794	711,883	1,003,493
Total closed	(763,566)	(722,881)	(999,209)

Pending, end of year	33,648	37,420	48,418

Other personal lines
Pending, beginning of year	17,004	42,969	19,866
New	204,549	197,424	282,625
Total closed	(206,059)	(223,389)	(259,522)

Pending, end of year	15,494	17,004	42,969

Commercial lines
Pending, beginning of year	10,422	10,242	11,998
New	65,970	58,697	54,616
Total closed	(64,556)	(58,517)	(56,372)

Pending, end of year	11,836	10,422	10,242

Other business lines
Pending, beginning of year	—	—	7
New	2	27	16
Total closed	(2)	(27)	(23)

Pending, end of year	—	—	—

Total Allstate Protection
Pending, beginning of year	538,549	573,707	512,977
New	7,361,255	6,870,777	7,148,307
Total closed	(7,351,599)	(6,905,935)	(7,087,577)

Pending, end of year	548,205	538,549	573,707

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

       Reserve reestimates for the Discontinued Lines and Coverages are shown in the table below.

($ in millions)	2014		2013		2012
	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate
Asbestos claims	$1,017	$87	$1,026	$74	$1,078	$26
Environmental claims	208	15	193	30	185	22
Other discontinued lines	421	10	418	38	444	3

Total Discontinued Lines and Coverages	$1,646	$112	$1,637	$142	$1,707	$51

Underwriting loss		$(115)		$(143)		$(53)

Reserve reestimates as a % of underwriting loss		(97.4)%		(99.3)%		(96.2)%

       Reserve additions for asbestos in 2014 were primarily related to more reported claims than expected and increased severity including claims from certain large insurance programs. Reserve additions for asbestos in 2013 were primarily related to a cedent's settlement with a bankrupt insured of asbestos claims in excess of a previously advised amount and loss trends from other claims. Reserve additions for asbestos in 2012 were primarily for products related coverage due to increases for the assumed reinsurance portion of discontinued lines where we are reliant on our ceding companies to report claims.

       Reserve additions for environmental in 2014 were primarily related to greater reported loss activity than expected. Reserve additions for environmental in 2013 were primarily related to an adverse court ruling for site-specific disputed coverage. Reserve additions for environmental in 2012 were primarily related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up were more fully determined.

       The table below summarizes reserves and claim activity for asbestos and environmental claims before (Gross) and after (Net) the effects of reinsurance for the past three years.

($ in millions, except ratios)	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,495	$1,017	$1,522	$1,026	$1,607	$1,078
Incurred claims and claims expense	124	87	84	74	34	26
Claims and claims expense paid	(127)	(90)	(111)	(83)	(119)	(78)

Ending reserves	$1,492	$1,014	$1,495	$1,017	$1,522	$1,026

Annual survival ratio	11.7	11.3	13.5	12.3	12.8	13.2

3-year survival ratio	12.5	12.1	14.2	14.5	14.1	14.7

Environmental claims
Beginning reserves	$268	$208	$241	$193	$225	$185
Incurred claims and claims expense	22	15	44	30	32	22
Claims and claims expense paid	(23)	(20)	(17)	(15)	(16)	(14)

Ending reserves	$267	$203	$268	$208	$241	$193

Annual survival ratio	11.6	10.2	15.8	13.9	15.1	13.8

3-year survival ratio	14.1	12.7	14.9	13.9	13.4	12.9

Combined environmental and asbestos claims
Annual survival ratio	11.7	11.1	13.8	12.5	13.1	13.3

3-year survival ratio	12.7	12.2	14.3	14.4	14.0	14.3

Percentage of IBNR in ending reserves		56.9%		55.4%		57.8%

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

       In 2014 and 2013, the asbestos net 3-year survival ratio decreased due to increased claim payments. The environmental net 3-year survival ratio decreased in 2014 due to increased claim payments and increased in 2013 due to reserve additions.

       Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

($ in millions)	December 31, 2014			December 31, 2013			December 31, 2012
	Active policy- holders	Net reserves	% of reserves	Active policy- holders	Net reserves	% of reserves	Active policy- holders	Net reserves	% of reserves
Direct policyholders:
Primary	44	$8	1%	53	$7	1%	54	$12	1%
Excess	296	265	26	301	267	26	299	276	27

Total	340	273	27	354	274	27	353	288	28

Assumed reinsurance		166	16		171	17		150	15
IBNR		575	57		572	56		588	57

Total net reserves		$1,014	100%		$1,017	100%		$1,026	100%

Total reserve additions		$87			$74			$26

       During the last three years, 40 direct primary and excess policyholders reported new claims, and claims of 66 policyholders were closed, decreasing the number of active policyholders by 26 during the period. There was a net decrease of 14 in 2014, including 13 new policyholders reporting new claims and the closing of 27 policyholders' claims. There was a net increase of 1 in 2013, including 12 new policyholders reporting new claims and the closing of 11 policyholders' claims. There was a net decrease of 13 in 2012 including 15 new policyholders reporting new claims and the closing of 28 policyholders' claims.

       IBNR net reserves increased $3 million as of December 31, 2014 compared to December 31, 2013. As of December 31, 2014 IBNR represented 57% of total net asbestos reserves, compared to 56% as of December 31, 2013. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current policyholders and ceding companies.

       Pending, new, total closed and closed without payment claims for asbestos and environmental exposures for the years ended December 31 are summarized in the following table.

Number of claims	2014	2013	2012
Asbestos
Pending, beginning of year	7,444	7,447	8,072
New	727	736	492
Total closed	(865)	(739)	(1,117)

Pending, end of year	7,306	7,444	7,447

Closed without payment	433	451	728

Environmental
Pending, beginning of year	3,717	3,676	4,176
New	381	464	402
Total closed	(546)	(423)	(902)

Pending, end of year	3,552	3,717	3,676

Closed without payment	369	299	511

       Property-Liability reinsurance ceded    For Allstate Protection, we utilize reinsurance to reduce exposure to catastrophe risk and manage capital, and to support the required statutory surplus and the insurance financial strength ratings of certain subsidiaries such as Castle Key Insurance Company and Allstate New Jersey Insurance Company. We purchase significant reinsurance to manage our aggregate countrywide exposure to an acceptable level. The price and terms of reinsurance and the credit quality of the reinsurer are considered in the purchase process, along with whether the price can be appropriately reflected in the costs that are considered in setting future rates charged to policyholders. We also participate in various reinsurance mechanisms, including industry pools and facilities, which are backed by the financial resources of the property-liability insurance company market participants, and have historically purchased reinsurance to mitigate long-tail liability lines, including environmental, asbestos and other discontinued lines exposures. We retain primary liability as a direct insurer for all risks ceded to reinsurers. The Michigan Catastrophic Claim Association provides indemnification for losses over a retention level and under the National Flood Insurance Program the Federal Government pays all covered claims.

       Our reinsurance recoverable balances are shown in the following table as of December 31, net of the allowance we have established for uncollectible amounts.

	Standard & Poor's financial strength rating (1)
		Reinsurance recoverable on paid and unpaid claims, net
($ in millions)
		2014		2013

Industry pools and facilities
Michigan Catastrophic Claim Association ("MCCA")	N/A	$4,419	(2)	$3,462	(2)
New Jersey Unsatisfied Claim and Judgment Fund ("NJUCJF")	N/A	508		378
North Carolina Reinsurance Facility	N/A	60		58
National Flood Insurance Program	N/A	7		32
Other		2		2

Subtotal		4,996		3,932

Lloyd's of London ("Lloyd's")	A+	202		191
Westport Insurance Corporation (formerly Employers Reinsurance Corporation)	AA-	65		85
New England Reinsurance Corporation	N/A	33		33
R&Q Reinsurance Company	N/A	28		29
Clearwater Insurance Company	N/A	27		28
One Beacon Insurance Company	N/A	23		24
Swiss Reinsurance America Corporation	AA-	23		29
Other, including allowance for future uncollectible reinsurance recoverables		386		398

Subtotal		787		817

Total Property-Liability		$5,783		$4,749

(1)
N/A reflects no rating available.
(2)
As of December 31, 2014 and 2013, MCCA includes $32 million and $29 million of reinsurance recoverable on paid claims, respectively, and $4.39 billion and $3.43 billion of reinsurance recoverable on unpaid claims, respectively.

       Reinsurance recoverables include an estimate of the amount of property-liability insurance claims and claims expense reserves that are ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. We calculate our ceded reinsurance estimate based on the terms of each applicable reinsurance agreement, including an estimate of how IBNR losses will ultimately be ceded under the agreement. We also consider other limitations and coverage exclusions under our reinsurance agreements. Accordingly, our estimate of reinsurance recoverables is subject to similar risks and uncertainties as our estimate of reserves for property-liability claims and claims expense. We believe the recoverables are appropriately established; however, as our underlying reserves continue to develop, the amount ultimately recoverable may vary from amounts currently recorded. We regularly evaluate the reinsurers and the respective amounts recoverable, and a provision for uncollectible reinsurance is recorded if needed. The establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance is also an inherently uncertain process involving estimates. Changes in estimates could result in additional changes to the Consolidated Statements of Operations.

       The allowance for uncollectible reinsurance primarily relates to Discontinued Lines and Coverages reinsurance recoverables and was $95 million and $92 million as of December 31, 2014 and 2013, respectively. The allowance for Discontinued Lines and Coverages represents 12.9% and 12.6% of the related reinsurance recoverable balances as of December 31, 2014 and 2013, respectively. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. In addition, in the ordinary course of business, we may become involved in coverage disputes with certain of our reinsurers which may ultimately result in lawsuits and arbitrations brought by or against such reinsurers to determine the parties' rights and obligations under the various reinsurance agreements. We employ dedicated specialists to manage reinsurance collections and disputes. We also consider recent developments in commutation activity between reinsurers and cedants, and recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers in seeking to maximize our reinsurance recoveries.

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

       For a detailed description of the MCCA, NJUCJF and Lloyd's, see Note 10 of the consolidated financial statements. As of December 31, 2014, other than the recoverable balances listed in the table above, no other amount due or estimated to be due from any single Property-Liability reinsurer was in excess of $21 million.

       The effects of reinsurance ceded on our property-liability premiums earned and claims and claims expense for the years ended December 31 are summarized in the following table.

($ in millions)	2014	2013	2012
Ceded property-liability premiums earned	$1,030	$1,069	$1,090

Ceded property-liability claims and claims expense
Industry pool and facilities
MCCA	$1,042	$954	$962
National Flood Insurance Program	38	289	758
NJUCJF	158	356	5
Other	69	63	65

Subtotal industry pools and facilities	1,307	1,662	1,790
Other	86	55	261

Ceded property-liability claims and claims expense	$1,393	$1,717	$2,051

       In 2014, ceded property-liability premiums earned decreased $39 million compared to 2013, primarily due to decreased reinsurance premium rates and acquiring additional reinsurance in the capital markets. In 2013, ceded property-liability premiums earned decreased $21 million compared to 2012, primarily due to decreased premium rates, acquiring reinsurance in the capital markets and lower limits placed in our catastrophe reinsurance program, partially offset by higher MCCA reinsurance premiums due to an increase in policies written in Michigan. MCCA ceded premiums were $99 million, $101 million and $78 million in 2014, 2013 and 2012, respectively.

       Ceded property-liability claims and claims expense decreased in 2014 primarily due to lower amounts ceded to the national Flood Insurance Program and lower reserve increases for the NJUCJF program. Ceded property-liability claims and claims expense decreased in 2013 primarily due to lower amounts ceded to the National Flood Insurance Program, partially offset by reserve increases for the NJUCJF program.

       Our claim reserve development experience is similar to the MCCA with reported and pending claims increasing in recent years. Moreover, the MCCA has reported severity increasing with nearly 60% of reimbursements for attendant and residential care services. Michigan's unique no-fault auto insurance law provides unlimited lifetime coverage for medical expenses resulting from vehicle accidents. The reserve increases in the MCCA program are attributable to an increased recognition of longer term paid loss trends. The paid loss trends are rising due to increased costs in medical and attendant care and increased longevity of claimants.

       The table below summarizes reserves and claim activity for Michigan personal injury protection claims before (Gross) and after (Net) the effects of MCCA reinsurance for the years ended December 31.

($ in millions)	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Beginning reserves	$3,798	$365	$2,866	$299	$1,957	$267
Incurred claims and claims expense-current year	420	178	417	181	272	114
Incurred claims and claims expense-prior years	819	19	731	13	832	27
Claims and claims expense paid-current year (2)	(46)	(45)	(44)	(42)	(36)	(35)
Claims and claims expense paid-prior years (2)	(187)	(100)	(172)	(86)	(159)	(74)

Ending reserves	$4,804 (1)	$417	$3,798 (1)	$365	$2,866	$299

(1)
Reserves for the year ended December 31, 2014 comprise 86% case reserves (claims with a file review conducted) and 14% IBNR. Reserves for the year ended December 31, 2013 comprise 66% case reserves and 34% IBNR.
(2)
Paid claims and claims expenses, reported in the table for the current and prior year, recovered from the MCCA totaled $88 million, $88 million and $86 million in 2014, 2013 and 2012, respectively.

       Pending MCCA claims differ from most personal lines insurance pending claims as other personal lines policies have coverage limits and incurred claims settle in shorter periods. Claims are considered pending as long as payments are continuing pursuant to an outstanding MCCA claim, which can be for a claimant's lifetime. Claims that occurred more than 5 years ago and continuing to be paid often include lifetime benefits. Pending, new and closed claims for Michigan personal injury protection exposures, including those covered and not covered by the MCCA reinsurance, for the years ended December 31 are summarized in the following table.

Number of claims	2014	2013	2012
Pending, beginning of year	4,684	4,029	3,844
New	8,620	8,531	7,629
Total closed	8,368	7,876	7,444

Pending, end of year	4,936	4,684	4,029

       As of December 31, 2014, approximately 1,100 of our pending claims have been reported to the MCCA, of which approximately 75% represents claims that occurred more than 5 years ago. There are 68 Allstate brand claims with reserves in excess of $15 million as of December 31, 2014 which comprise approximately 40% of the gross ending reserves in the table above.

       The reserve increases in the NJUCJF program in 2014 and 2013 are attributable to unlimited personal injury protection coverage on policies written prior to 1991. The ceded claims reflects increased longer term paid loss trends due to increased costs of medical care and increased longevity of claimants. New claims for this cohort of policies are unlikely and pending claims are expected to decline.

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

       We anticipate completing the placement of our 2015 catastrophe reinsurance program in the second quarter of 2015. We expect the program will be similar to our 2014 catastrophe reinsurance program. For further details of the existing 2014 program, see Note 10 of the consolidated financial statements.

ALLSTATE FINANCIAL 2014 HIGHLIGHTS

•
Net income available to common shareholders was $631 million in 2014 compared to $95 million in 2013.
•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $2.13 billion in 2014, a decrease of 7.1% from $2.30 billion in 2013.
•
Investments totaled $38.81 billion as of December 31, 2014, reflecting a decrease of $296 million from $39.11 billion as of December 31, 2013. Investments as of December 31, 2013 excluded LBL investments classified as held for sale. Net investment income decreased 16.0% to $2.13 billion in 2014 from $2.54 billion in 2013.
•
Net realized capital gains totaled $144 million in 2014 compared to $74 million in 2013.
•
Contractholder funds totaled $22.53 billion as of December 31, 2014, reflecting a decrease of $1.77 billion from $24.30 billion as of December 31, 2013. Contractholder funds as of December 31, 2013 excluded LBL amounts classified as held for sale.
•
On April 1, 2014, we sold LBL's life insurance business generated through independent master brokerage agencies, and all of LBL's deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc. The loss on disposition increased by $60 million, after-tax in 2014. Most of the amount in 2014 represents non-cash charges.

ALLSTATE FINANCIAL SEGMENT

       Overview and strategy    The Allstate Financial segment sells traditional, interest-sensitive and variable life insurance and voluntary accident and health insurance products. We serve our customers through Allstate exclusive agencies and exclusive financial specialists, and workplace enrolling independent agents. We previously offered and continue to have in force fixed annuities such as deferred and immediate annuities, and institutional products consisting of funding agreements sold to unaffiliated trusts that use them to back medium-term notes. Allstate exclusive agencies and exclusive financial specialists have a portfolio of non-proprietary products to sell, including mutual funds, fixed and variable annuities, disability insurance and long-term care insurance, to help meet customer needs.

       Allstate Financial brings value to The Allstate Corporation in three principal ways: through profitable growth, by bringing new customers to Allstate, and by improving the economics of the Protection business through increased customer loyalty and stronger customer relationships based on cross selling Allstate Financial products to existing customers. Allstate Financial's strategy is focused on expanding Allstate customer relationships, growing the number of products delivered to customers through Allstate exclusive agencies and Allstate Benefits (our workplace distribution business), managing the run-off of our in-force annuity products while taking actions to improve returns, and emphasizing capital efficiency and shareholder returns.

       Our strategy for our life insurance business centers on the continuation of our efforts to fully integrate the business into the Allstate brand customer value proposition and modernizing our operating model. The life insurance product portfolio and sales process are being redesigned with a focus on clear and distinct positioning to meet the varied needs of Allstate customers. Our product positioning will provide solutions to help meet customer needs during various life stages ranging from basic mortality protection to more complex mortality and financial planning solutions. Basic mortality protection solutions will be provided through less complex products, such as term and whole life insurance, sold through exclusive agents and licensed sales professionals to deepen customer relationships. More advanced mortality and financial planning solutions will be provided primarily through exclusive financial specialists with an emphasis on our more complex offerings, such as universal life insurance products. Sales producer education and technology improvements are being made to ensure agencies have the tools and information needed to help customers meet their needs and build personal relationships as trusted advisors. Additionally, tools will be made available to consumers to help them understand their needs and encourage interaction with their local agencies.

       Our employer relationships through Allstate Benefits also afford opportunities to offer Allstate products to more customers and grow our business. Allstate Benefits is an industry leader in the voluntary benefits market, offering a broad range of products, including critical illness, accident, cancer, hospital indemnity, disability and universal life. Allstate Benefits differentiates itself by offering a broad product portfolio, flexible enrollment solutions and technology

(including significant presence on private exchanges), and its strong national accounts team, as well as the well-recognized Allstate brand.

       Market trends for voluntary benefits are favorable as the market has nearly doubled in size since 2006, driven by the ability of voluntary benefits to fill gaps from employers seeking to contain rising health care costs, by providing lower cost benefits, and shifting costs to employees. Allstate Benefits has introduced new products and enhanced existing products to address these gaps by providing protection for catastrophic events such as a critical illness, accident or hospital stay. Originally a provider of voluntary benefits to small and mid-sized businesses, Allstate Benefits now provides benefit solutions to companies of all sizes and industries including the large account voluntary benefits marketplace.

       Allstate Benefits's strategy for growth includes expansion in the national accounts market by increasing the number of sales, enrollment technology and account management personnel and expanding independent agent distribution in targeted geographic locations for increased new sales. Additionally, we are increasing Allstate exclusive agency engagement to drive cross selling of voluntary benefits products, and developing opportunities for revenue growth through new product and fee income offerings. Allstate Benefits new business written premiums increased 5.0% and 9.4% in 2014 and 2013, respectively. Allstate Benefits also plans to expand into the Canadian market in 2015.

       Our in-force deferred and immediate annuity business has been adversely impacted by the credit cycle and historically low interest rate environment. Our immediate annuity business has also been impacted by medical advancements that have resulted in annuitants living longer than anticipated when many of these contracts were originated. We focus on the distinct risk and return profiles of the specific products outstanding when developing investment and liability management strategies. We have significantly reduced the level of legacy deferred annuities in force and proactively manage the investment portfolio and annuity crediting rates to improve the profitability of the business. We are managing the investment portfolio supporting our immediate annuities to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. We continue to increase investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance, including limited partnerships, equities and real estate, to more appropriately match the long-term nature of our immediate annuities. To transition our annuity business to a more efficient variable cost structure, we plan to outsource the administration of the business to a third party administration company in 2015.

Allstate Financial outlook

•
Our growth initiatives continue to focus on increasing the number of customers served through our proprietary Allstate agency and Allstate Benefits channels.
•
We expect lower investment spread due to the continuing managed reduction in contractholder funds and the low interest rate environment.
•
We will continue to focus on improving returns on our in-force annuity products and managing the impacts of historically low interest rates. We anticipate a continuation of our asset allocation strategy for long-term immediate annuities to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance, including limited partnerships, equities and real estate. This shift could result in lower and more volatile investment income; however, we anticipate that this strategy will lead to higher long-term total returns on attributed equity.
•
Allstate Financial has limitations on the amount of dividends Allstate Financial companies can pay without prior insurance department approval. Accordingly, the level of distributions in 2015 may be lower than 2014.
•
We continue to review our strategic options to reduce our exposure and improve returns of the spread-based businesses. As a result, we may take additional operational and financial actions that offer return improvement and risk reduction opportunities.

       Summary analysis    Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2014	2013	2012
Revenues
Life and annuity premiums and contract charges	$2,157	$2,352	$2,241
Net investment income	2,131	2,538	2,647
Realized capital gains and losses	144	74	(13)

Total revenues	4,432	4,964	4,875
Costs and expenses
Life and annuity contract benefits	(1,765)	(1,917)	(1,818)
Interest credited to contractholder funds	(919)	(1,278)	(1,316)
Amortization of DAC	(260)	(328)	(401)
Operating costs and expenses	(466)	(565)	(576)
Restructuring and related charges	(2)	(7)	—

Total costs and expenses	(3,412)	(4,095)	(4,111)
(Loss) gain on disposition of operations	(90)	(687)	18
Income tax expense	(299)	(87)	(241)

Net income available to common shareholders	$631	$95	$541

Life insurance	$242	$15	$226
Accident and health insurance	105	87	81
Annuities and institutional products	284	(7)	234

Net income available to common shareholders	$631	$95	$541

Allstate Life	$232	$2	$224
Allstate Benefits	115	100	83
Allstate Annuities	284	(7)	234

Net income available to common shareholders	$631	$95	$541

Investments as of December 31	$38,809	$39,105	$56,999
Investments classified as held for sale as of December 31	—	11,983	—

       Net income available to common shareholders was $631 million in 2014 compared to $95 million in 2013. The increase primarily relates to lower loss on disposition charges related to the LBL sale, partially offset by the reduction in business due to the sale of LBL on April 1, 2014. Net income available to common shareholders in 2014 and 2013 included an after-tax loss on disposition of LBL totaling $60 million and $521 million, respectively. Excluding the loss on disposition as well as the net income of the LBL business for second through fourth quarter 2013 of $116 million, net income available to common shareholders increased $191 million in 2014 compared to 2013, primarily due to lower interest credited to contractholder funds, higher net realized capital gains, lower operating costs and expenses, lower amortization of DAC, and higher life and annuity premiums and contract charges, partially offset by higher life and annuity contract benefits and lower net investment income.

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

       Analysis of revenues    Total revenues decreased 10.7% or $532 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $651 million, total revenues increased 2.8% or $119 million in 2014 compared to 2013, due to higher net realized capital gains and higher life and annuity premiums and contract charges, partially offset by lower net investment income. Total revenues increased 1.8% or $89 million in 2013 compared to 2012, primarily due to higher life and annuity premiums and contract charges and net realized capital gains in 2013 compared to net realized capital losses in 2012, partially offset by lower net investment income.

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

       The following table summarizes life and annuity premiums and contract charges by product for the years ended December 31.

($ in millions)	2014	2013	2012
Underwritten products
Traditional life insurance premiums	$476	$455	$434
Accident and health insurance premiums	8	26	26
Interest-sensitive life insurance contract charges	781	991	969

Subtotal — Allstate Life	1,265	1,472	1,429

Traditional life insurance premiums	35	36	36
Accident and health insurance premiums	736	694	627
Interest-sensitive life insurance contract charges	98	95	86

Subtotal — Allstate Benefits	869	825	749

Total underwritten products	2,134	2,297	2,178
Annuities
Immediate annuities with life contingencies premiums	4	37	45
Other fixed annuity contract charges	19	18	18

Total — Allstate Annuities	23	55	63

Life and annuity premiums and contract charges (1)	$2,157	$2,352	$2,241

(1)
Contract charges related to the cost of insurance totaled $593 million, $725 million and $696 million in 2014, 2013 and 2012, respectively.

       Total premiums and contract charges decreased 8.3% or $195 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $254 million, premiums and contract charges increased $59 million in 2014 compared to 2013, primarily due to growth in Allstate Benefits accident and health insurance business and increased traditional life insurance premiums due to higher renewals and sales through Allstate agencies, partially offset by lower premiums on immediate annuities with life contingencies due to discontinuing new sales January 1, 2014. The growth at Allstate Benefits primarily relates to accident and critical illness products and an increase in the number of employer groups.

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

       Allstate agencies and exclusive financial specialists continue to sell LBL life products until Allstate Financial transitions these products to Allstate Assurance Company beginning first quarter 2015. LBL life business sold through the Allstate agency channel and all LBL payout annuity business continues to be reinsured and serviced by Allstate Life Insurance Company ("ALIC"). Following the closing of the sale, LBL was rated A- from A.M. Best and BBB+ from Standard & Poor's ("S&P"). ALIC is rated A+ by A.M. Best, A+ by S&P and A1 by Moody's. Allstate Assurance Company is rated A by A.M. Best and A1 by Moody's. As of December 31, 2014, ALIC assumed from LBL $3.82 billion of reserves for life-contingent contract benefits and contractholder funds. In 2014, life and annuity premiums and contract charges of $784 million, contract benefits of $487 million, and interest credited to contractholder funds of $166 million were assumed from LBL. Allstate will continue to service the LBL business that was sold until the servicing transitions to third party administration companies, which have experienced delays and are expected to be completed in 2015.

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

($ in millions)	2014	2013	2012
Contractholder funds, beginning balance	$24,304	$39,319	$42,332
Contractholder funds classified as held for sale, beginning balance	10,945	—	—

Total contractholder funds, including those classified as held for sale	35,249	39,319	42,332
Deposits
Interest-sensitive life insurance	1,059	1,378	1,347
Fixed annuities	274	1,062	928

Total deposits	1,333	2,440	2,275
Interest credited	919	1,295	1,323
Benefits, withdrawals, maturities and other adjustments
Benefits	(1,197)	(1,535)	(1,463)
Surrenders and partial withdrawals	(2,273)	(3,299)	(3,990)
Maturities of and interest payments on institutional products	(2)	(1,799)	(138)
Contract charges	(881)	(1,112)	(1,066)
Net transfers from separate accounts	7	12	11
Other adjustments (1)	36	(72)	35

Total benefits, withdrawals, maturities and other adjustments	(4,310)	(7,805)	(6,611)

Contractholder funds sold in LBL disposition	(10,662)	—	—
Contractholder funds classified as held for sale, ending balance	—	(10,945)	—

Contractholder funds, ending balance	$22,529	$24,304	$39,319

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

       Contractholder funds decreased 7.3% in 2014 due to no longer offering fixed annuity products beginning January 1, 2014. Contractholder funds decreased 38.2% in 2013 reflecting the reclassification of contractholder funds held for sale relating to the LBL sale. Contractholder funds, including those classified as held for sale, decreased 10.4% in 2013, reflecting a large institutional product maturity in 2013 and our continuing strategy to reduce our concentration in spread-based products.

       Contractholder deposits decreased 45.4% in 2014 compared to 2013, primarily due to no longer offering fixed annuity products beginning January 1, 2014, as well as lower deposits on interest-sensitive life insurance due to the LBL sale. Contractholder deposits increased 7.3% in 2013 compared to 2012, primarily due to increased fixed annuity deposits driven by the new equity-indexed annuity products and higher deposits on immediate annuities, as well as higher deposits on interest-sensitive life insurance.

       Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 31.1% to $2.27 billion in 2014 from $3.30 billion in 2013, primarily due to the LBL sale. Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 17.3% to $3.30 billion in 2013 from $3.99 billion in 2012. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 9.9% in 2014 compared to 10.2% in 2013 and 11.3% in 2012.

       Maturities of and interest payments on institutional products included a $1.75 billion maturity in 2013. There are $85 million of institutional products outstanding as of December 31, 2014.

       Net investment income decreased 16.0% or $407 million to $2.13 billion in 2014 from $2.54 billion in 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $397 million, net investment income decreased

$10 million in 2014 compared to 2013, primarily due to lower average investment balances, partially offset by higher limited partnership income. Net investment income decreased 4.1% or $109 million to $2.54 billion in 2013 from $2.65 billion in 2012, primarily due to lower average investment balances, partially offset by higher prepayment fee income and litigation proceeds which together increased income by a total of $50 million in 2013 and higher limited partnership income. The average pre-tax investment yields were 5.6% for 2014 and 5.1% for both 2013 and 2012.

       Net realized capital gains and losses for the years ended December 31 are presented in the following table.

($ in millions)	2014	2013	2012
Impairment write-downs	$(11)	$(33)	$(51)
Change in intent write-downs	(44)	(19)	(17)

Net other-than-temporary impairment losses recognized in earnings	(55)	(52)	(68)
Sales	185	112	20
Valuation and settlements of derivative instruments	14	14	35

Realized capital gains and losses, pre-tax	144	74	(13)
Income tax (expense) benefit	(50)	(28)	5

Realized capital gains and losses, after-tax	$94	$46	$(8)

       For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

       Analysis of costs and expenses    Total costs and expenses decreased 16.7% or $683 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $475 million, total costs and expenses decreased $208 million in 2014 compared to 2013, primarily due to lower interest credited to contractholder funds, lower operating costs and expenses and lower amortization of DAC, partially offset by higher life and annuity contract benefits. Total costs and expenses decreased 0.4% or $16 million in 2013 compared to 2012, primarily due to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher life and annuity contract benefits.

       Life and annuity contract benefits decreased 7.9% or $152 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $173 million, life and annuity contract benefits increased $21 million in 2014 compared to 2013, primarily due to worse mortality experience on life insurance and growth at Allstate Benefits. Our 2014 annual review of assumptions resulted in an $11 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to increased projected exposure to secondary guarantees.

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

       We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies ("benefit spread"). This implied interest totaled $521 million, $527 million and $538 million in 2014, 2013 and 2012, respectively.

       The benefit spread by product group for the years ended December 31 is disclosed in the following table.

($ in millions)	2014	2013	2012
Life insurance	$287	$301	$330
Accident and health insurance	(8)	(18)	(9)

Subtotal — Allstate Life	279	283	321

Life insurance	17	21	17
Accident and health insurance	397	356	312

Subtotal — Allstate Benefits	414	377	329

Allstate Annuities	(85)	(77)	(66)

Total benefit spread	$608	$583	$584

       Benefit spread increased 4.3% or $25 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $11 million, benefit spread increased $36 million in 2014 compared to 2013, primarily due to growth in Allstate Benefits accident and health insurance and higher premiums and cost of insurance contract charges on life insurance, partially offset by worse mortality experience on life insurance and immediate annuities.

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

       Interest credited to contractholder funds decreased 28.1% or $359 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $270 million, interest credited to contractholder funds decreased $89 million in 2014 compared to 2013, primarily due to lower average contractholder funds and lower interest crediting rates. Interest credited to contractholder funds decreased 2.9% or $38 million in 2013 compared to 2012, primarily due to lower average contractholder funds and lower interest crediting rates, partially offset by the valuation change on derivatives embedded in equity-indexed annuity contracts that reduced interest credited expense in 2012. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $22 million in 2014 compared to a $24 million increase in 2013 and a $126 million decrease in 2012. During third quarter 2012, we reviewed the significant valuation inputs for these embedded derivatives and reduced the projected option cost to reflect management's current and anticipated crediting rate setting actions, which were informed by the existing and projected low interest rate environment and are consistent with our strategy to reduce exposure to spread-based business. The reduction in projected interest rates resulted in a reduction of contractholder funds and interest credited expense by $169 million in 2012.

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

       The investment spread by product group for the years ended December 31 is shown in the following table.

($ in millions)	2014	2013	2012
Life insurance	$93	$93	$72
Accident and health insurance	8	14	13
Net investment income on investments supporting capital	110	113	101

Subtotal — Allstate Life	211	220	186

Life insurance	10	12	10
Accident and health insurance	11	11	12
Net investment income on investments supporting capital	15	14	15

Subtotal — Allstate Benefits	36	37	37

Annuities and institutional products	320	342	292
Net investment income on investments supporting capital	146	158	152

Subtotal — Allstate Annuities	466	500	444

Investment spread before valuation changes on embedded derivatives that are not hedged	713	757	667

Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(22)	(24)	126

Total investment spread	$691	$733	$793

       Investment spread before valuation changes on embedded derivatives that are not hedged decreased 5.8% or $44 million in 2014 compared to 2013. Excluding results of the LBL business for the second through fourth quarter of 2013 of $149 million, investment spread before valuation changes on embedded derivatives that are not hedged increased $105 million in 2014 compared to 2013, primarily due to higher limited partnership income, higher fixed income yields and lower crediting rates, partially offset by the continued managed reduction in our spread-based business in force. Investment spread before valuation changes on embedded derivatives that are not hedged increased 13.5% or $90 million in 2013 compared to 2012, primarily due to lower crediting rates, higher prepayment fee income and litigation proceeds and higher limited partnership income, partially offset by the continued managed reduction in our spread-based business in force.

       To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads. For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale were included for periods prior to April 1, 2014.

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Interest-sensitive life insurance	5.3%	5.1%	5.2%	3.9%	3.8%	4.0%	1.4%	1.3%	1.2%
Deferred fixed annuities and institutional products	4.5	4.5	4.6	2.9	2.9	3.2	1.6	1.6	1.4
Immediate fixed annuities with and without life contingencies	7.3	6.9	6.9	6.0	6.0	6.1	1.3	0.9	0.8
Investments supporting capital, traditional life and other products	4.4	4.0	4.0	n/a	n/a	n/a	n/a	n/a	n/a

       The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	2014	2013	2012
Immediate fixed annuities with life contingencies	$8,904	$8,928	$8,889
Other life contingent contracts and other	3,476	3,458	6,006

Reserve for life-contingent contract benefits	$12,380	$12,386	$14,895

Interest-sensitive life insurance	$7,880	$7,777	$11,011
Deferred fixed annuities	10,860	12,524	22,066
Immediate fixed annuities without life contingencies	3,450	3,675	3,815
Institutional products	85	85	1,851
Other	254	243	576

Contractholder funds	$22,529	$24,304	$39,319

Traditional life insurance	$—	$570	$—
Accident and health insurance	—	1,324	—
Interest-sensitive life insurance	—	3,529	—
Deferred fixed annuities	—	7,416	—

Liabilities held for sale	$—	$12,839	$—

       Amortization of DAC    The components of amortization of DAC for the years ended December 31 are summarized in the following table.

($ in millions)	2014	2013	2012
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$263	$298	$310
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	5	7	57
Amortization (deceleration) acceleration for changes in assumptions ("DAC unlocking")	(8)	23	34

Total amortization of DAC	$260	$328	$401

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

       Amortization of DAC decreased 20.7% or $68 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $1 million, amortization of DAC decreased $67 million in 2014 compared to 2013, primarily due to amortization deceleration for changes in assumptions in 2014 compared to amortization acceleration in 2013, partially offset by higher amortization on accident and health insurance resulting from growth.

       Amortization of DAC decreased 18.2% or $73 million in 2013 compared to 2012, primarily due to the absence of amortization on a large fixed annuity block that became fully amortized in 2012, lower amortization relating to valuation changes on derivatives embedded in equity-indexed annuity contracts due to a large valuation change in 2012, lower amortization on interest-sensitive life insurance resulting from decreased benefit spread, and lower amortization acceleration for changes in assumptions.

       Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In 2014, the review resulted in a deceleration of DAC amortization (credit to income) of $8 million. Amortization deceleration of $10 million related to interest-sensitive life insurance and was primarily due to a decrease in projected expenses, partially offset by increased projected mortality. Amortization acceleration of $2 million related to fixed annuities and was primarily due to a decrease in projected gross profits.

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

       The changes in DAC for the years ended December 31 are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Balance, beginning of year	$711	$671	$991	$1,529	$45	$25	$1,747	$2,225
Classified as held for sale, beginning balance	13	—	700	—	30	—	743	—

Total, including those classified as held for sale	724	671	1,691	1,529	75	25	2,490	2,225
Acquisition costs deferred	167	164	113	176	—	24	280	364
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions (1)	(125)	(111)	(130)	(174)	(8)	(13)	(263)	(298)
Amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged (1)	—	—	(8)	(6)	3	(1)	(5)	(7)
Amortization deceleration (acceleration) for changes in assumptions ("DAC unlocking") (1)	—	—	10	(35)	(2)	12	8	(23)
Effect of unrealized capital gains and losses (2)	—	—	(97)	201	(1)	28	(98)	229
Sold in LBL disposition	(13)	—	(674)	—	(20)	—	(707)	—
DAC classified as held for sale	—	(13)	—	(700)	—	(30)	—	(743)

Ending balance	$753	$711	$905	$991	$47	$45	$1,705	$1,747

(1)
Included as a component of amortization of DAC on the Consolidated Statements of Operations.
(2)
Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

       Operating costs and expenses decreased 17.5% or $99 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $31 million, operating costs and expenses decreased $68 million in 2014 compared to 2013. Operating costs and expenses decreased 1.9% or $11 million in 2013 compared to 2012. The following table summarizes operating costs and expenses for the years ended December 31.

($ in millions)	2014	2013	2012
Non-deferrable commissions	$99	$103	$103
General and administrative expenses	314	398	421
Taxes and licenses	53	64	52

Total operating costs and expenses	$466	$565	$576

Restructuring and related charges	$2	$7	$—

Allstate Life	$232	$282	$285
Allstate Benefits	206	199	187
Allstate Annuities	28	84	104

Total operating costs and expenses	$466	$565	$576

       General and administrative expenses decreased 21.1% or $84 million in 2014 compared to 2013, primarily due to actions to improve strategic focus and modernize the operating model. This included the sale of LBL, exiting the master brokerage agency distribution channel, discontinuing sales of proprietary annuity products, and other rightsizing and profitability actions.

       General and administrative expenses decreased 5.5% or $23 million in 2013 compared to 2012, primarily due to lower employee related expenses and proceeds received from a litigation settlement.

       Loss on disposition of $90 million in 2014 and $687 million in 2013 include $101 million and $698 million of losses relating to the LBL sale, respectively. Gain on disposition of $18 million in 2012 related to the amortization of the deferred gain from the disposition through reinsurance of substantially all of our variable annuity business in 2006, and the sale of Surety Life Insurance Company, which was not used for new business, in third quarter 2012.

       Reinsurance ceded    We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses. In addition, Allstate Financial has used reinsurance to effect the disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers. As of December 31, 2014 and 2013, 23% and 36%, respectively, of our face amount of life insurance in force was reinsured. Additionally, we ceded substantially all of the risk associated with our variable annuity business.

       Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)		Reinsurance recoverable on paid and unpaid benefits
	Standard & Poor's financial strength rating (4)
		2014	2013

Prudential Insurance Company of America	AA-	$1,461	$1,510
RGA Reinsurance Company	AA-	262	305
Swiss Re Life and Health America, Inc. (1)	AA-	160	186
Paul Revere Life Insurance Company	A	116	121
Munich American Reassurance	AA-	98	109
Mutual of Omaha Insurance	A+	92	92
Transamerica Life Group	AA-	84	88
Security Life of Denver	A-	84	48
Scottish Re Group	N/A	82	104
Manulife Insurance Company	AA-	57	59
Triton Insurance Company	N/A	53	54
Lincoln National Life Insurance	AA-	37	39
General Re Life Corporation	AA+	26	25
American Health & Life Insurance Co.	N/A	22	44
SCOR Global Life	A+	17	21
Other (2)		56	67

Total (3)		$2,707	$2,872

(1)
The Company has extensive reinsurance contracts directly with Swiss Re and its affiliates and indirectly through Swiss Re's acquisition of other companies with whom we had reinsurance or retrocession contracts.
(2)
As of December 31, 2014 and 2013, the other category includes $44 million and $58 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor's ("S&P").
(3)
Reinsurance recoverables classified as held for sale were $1.66 billion as of December 31, 2013.
(4)
N/A reflects no rating available.

       We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2014.

       We enter into certain intercompany reinsurance transactions for the Allstate Financial operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

INVESTMENTS 2014 HIGHLIGHTS

•
Investments totaled $81.11 billion as of December 31, 2014, decreasing from $81.16 billion as of December 31, 2013.
•
Unrealized net capital gains totaled $3.17 billion as of December 31, 2014, increasing from $2.70 billion as of December 31, 2013.
•
Net investment income was $3.46 billion in 2014, a decrease of 12.3% from $3.94 billion in 2013.
•
Net realized capital gains were $694 million in 2014 compared to $594 million in 2013.

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

       We employ a strategic asset allocation approach which considers the nature of the liabilities and risk tolerances, as well as the risk and return parameters of the various asset classes in which we invest. This asset allocation is informed by our global economic and market outlook, as well as other inputs and constraints, including diversification effects, duration, liquidity and capital considerations. Within the ranges set by the strategic asset allocation, tactical investment decisions are made in consideration of prevailing market conditions. We manage risks associated with interest rates, credit spreads, equity markets, real estate and currency exchange rates. Our continuing focus is to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. We expect to more actively manage the portfolio and are developing strategies focused on the intermediate 3 to 5 year investment horizon. Intermediate strategies may include opportunities arising from market dislocations, event driven changes in valuation, and distressed credit. We expect these strategies to perform well across market conditions, including periods of increased market volatility. We are continuing to build our capabilities and investments in private equity, real estate and limited partnerships which have returns less correlated to the public markets. These investments typically have a longer term return horizon, generally five to twelve years.

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

Investments outlook

       Interest rates diverged in 2014: U.S. Treasury rates shorter than one year were largely unchanged, rates between 1 year and 3 years increased slightly, and rates 7 years and longer declined and experienced the most significant change during the year. We anticipate that interest rates may remain below historic averages for an extended period of time and that financial markets will continue to have periods of high volatility. Invested assets and income are expected to decline in line with reductions in contractholder funds for the Allstate Financial segment. Additionally, income will decline as we continue to invest and reinvest proceeds at market yields that are below the current portfolio yield. We plan to focus on the following priorities:

  •
  Managing our exposure to interest rate risk by maintaining a shorter maturity profile in the Property-Liability portfolio which will also result in the yield responding more quickly to changes in market interest rates as a result of its shorter maturity profile.
  •
  Shifting the portfolio mix over time to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance, including limited partnerships, equities and real estate. While we anticipate higher returns on these investments over time, the investment income will be more volatile than interest-bearing investments.
  •
  Investing to the specific needs and characteristics of Allstate's businesses.

       Portfolio composition    The composition of the investment portfolios as of December 31, 2014 is presented in the following table.

	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
($ in millions)

Fixed income securities (1)	$30,834	78.9%	$29,082	74.9%	$2,524	78.4%	$62,440	77.0%
Equity securities (2)	3,076	7.9	1,028	2.7	—	—	4,104	5.0
Mortgage loans	370	0.9	3,818	9.8	—	—	4,188	5.2
Limited partnership interests (3)	2,498	6.4	2,024	5.2	5	0.1	4,527	5.6
Short-term investments (4)	822	2.1	1,026	2.7	692	21.5	2,540	3.1
Other	1,483	3.8	1,831	4.7	—	—	3,314	4.1

Total	$39,083	100.0%	$38,809	100.0%	$3,221	100.0%	$81,113	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $30.43 billion, $26.74 billion, $2.50 billion and $59.67 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.
(2)
Equity securities are carried at fair value. Cost basis for these securities was $2.72 billion, $969 million and $3.69 billion for Property-Liability, Allstate Financial and in Total, respectively.
(3)
We have commitments to invest in additional limited partnership interests totaling $1.21 billion, $1.22 billion and $2.43 billion for Property-Liability, Allstate Financial and in Total, respectively.
(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $822 million, $1.03 billion, $692 million and $2.54 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.
(5)
Balances reflect the elimination of related party investments between segments.

       Total investments decreased to $81.11 billion as of December 31, 2014, from $81.16 billion as of December 31, 2013, primarily due to common share repurchases, debt repayments and the reclassification of tax credit funds from limited partnership interests to other assets, partially offset by positive operating cash flows, proceeds from the issuance of preferred stock and favorable fixed income valuations resulting from a decrease in risk-free interest rates.

       The Property-Liability investment portfolio decreased to $39.08 billion as of December 31, 2014, from $39.64 billion as of December 31, 2013, primarily due to dividends and stock repurchase paid by Allstate Insurance Company ("AIC") to The Allstate Corporation (the "Corporation") and the reclassification of tax credit funds from limited partnership interests to other assets, partially offset by positive operating cash flows and a $700 million return of capital paid by ALIC to AIC.

       The Allstate Financial investment portfolio decreased to $38.81 billion as of December 31, 2014, from $39.11 billion as of December 31, 2013, primarily due to net reductions in contractholder funds, a $700 million return of capital paid by ALIC to AIC and the reclassification of tax credit funds from limited partnership interests to other assets, partially offset by higher fixed income valuations.

       The Corporate and Other investment portfolio increased to $3.22 billion as of December 31, 2014, from $2.41 billion as of December 31, 2013, primarily due to dividends and stock repurchase paid by AIC and other affiliates to the Corporation and proceeds from the issuance of preferred stock, partially offset by common share repurchases, debt repayments and dividends paid to shareholders.

       During 2014, strategic actions focused on optimizing portfolio yield, return and risk in the low interest rate environment. In the Property-Liability portfolio, we maintained the shorter duration profile of our fixed income securities established in 2013. This positioning has reduced our exposure to rising interest rates. We are increasing our real estate and limited partnership investments in both the Property-Liability and Allstate Financial portfolios, consistent with our ongoing strategy to have a greater proportion of ownership of assets and equity investments. In Allstate Financial's portfolio, limited partnerships and other equity investments will continue to be allocated primarily to the longer-duration immediate annuity liabilities to improve returns on those products. Shorter-duration annuity and life insurance liabilities will continue to be invested primarily in interest-bearing investments, such as fixed income securities and commercial mortgage loans.

       Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of December 31, 2014	Percent to total investments	Fair value as of December 31, 2013	Percent to total investments
U.S. government and agencies	$4,328	5.3%	$2,913	3.6%
Municipal	8,497	10.5	8,723	10.8
Corporate	42,144	52.0	40,603	50.0
Foreign government	1,645	2.0	1,824	2.2
ABS	3,978	4.9	4,518	5.6
RMBS	1,207	1.5	1,474	1.8
CMBS	615	0.8	829	1.0
Redeemable preferred stock	26	—	26	0.1

Total fixed income securities	$62,440	77.0%	$60,910	75.1%

       As of December 31, 2014, 89.3% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

       The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of December 31, 2014.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$4,328	$136	$—	$—	$4,328	$136
Municipal
Tax exempt	4,686	109	91	(3)	4,777	106
Taxable	3,637	507	83	7	3,720	514
Corporate
Public	27,678	1,272	3,876	12	31,554	1,284
Privately placed	9,190	485	1,400	(11)	10,590	474
Foreign government	1,645	102	—	—	1,645	102
ABS
Collateralized debt obligations ("CDO")	1,002	(6)	146	(10)	1,148	(16)
Consumer and other asset-backed securities ("Consumer and other ABS")	2,808	23	22	—	2,830	23
RMBS
U.S. government sponsored entities ("U.S. Agency")	283	12	—	—	283	12
Prime residential mortgage-backed securities ("Prime")	85	1	290	33	375	34
Alt-A residential mortgage-backed securities ("Alt-A")	12	—	311	34	323	34
Subprime residential mortgage-backed securities ("Subprime")	5	—	221	19	226	19
CMBS	367	16	248	26	615	42
Redeemable preferred stock	26	4	—	—	26	4

Total fixed income securities	$55,752	$2,661	$6,688	$107	$62,440	$2,768

       Municipal bonds, including tax exempt and taxable securities, totaled $8.50 billion as of December 31, 2014 with an unrealized net capital gain of $620 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

       The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $384 million of pre-refunded bonds, as of December 31, 2014.

	State general obligation	Local general obligation		Fair value	Amortized cost	Average credit rating
($ in millions)			Revenue (1)
State
Texas	$18	$382	$339	$739	$659	Aa
California	108	250	381	739	645	A
New York	20	97	428	545	517	Aa
Florida	89	89	297	475	452	Aa
Washington	173	9	162	344	329	Aa
Oregon	63	178	81	322	285	Aa
Illinois	17	81	221	319	285	A
Ohio	82	43	161	286	263	Aa
Pennsylvania	86	63	133	282	269	Aa
Michigan	141	8	100	249	232	Aa
All others	858	800	2,155	3,813	3,583	Aa

Total	$1,655	$2,000	$4,458	$8,113	$7,519	Aa

(1)
The nature of the activities supporting revenue bonds is diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

       Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor. We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments. As a result of downgrades in the insurers' credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor. As of December 31, 2014, 99.7% of our insured municipal bond portfolio is rated investment grade.

       Corporate bonds, including publicly traded and privately placed, totaled $42.14 billion as of December 31, 2014, with an unrealized net capital gain of $1.76 billion. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

       Our $10.59 billion portfolio of privately placed securities is diversified by issuer, industry sector and country. The portfolio is made up of 431 issuers. Privately placed corporate obligations contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.

       Foreign government securities totaled $1.65 billion as of December 31, 2014, with 100% rated investment grade and an unrealized net capital gain of $102 million. Of these securities, 52.0% are in Canadian governmental and provincial securities (41.3% of which are held by our Canadian companies), 23.8% are backed by the U.S. government and the remaining 24.2% are highly diversified in other foreign governments.

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

       ABS, including CDO and Consumer and other ABS, totaled $3.98 billion as of December 31, 2014, with 95.8% rated investment grade and an unrealized net capital gain of $7 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

       CDO totaled $1.15 billion as of December 31, 2014, with 87.3% rated investment grade and an unrealized net capital loss of $16 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.

       Consumer and other ABS totaled $2.83 billion as of December 31, 2014, with 99.2% rated investment grade. Consumer and other ABS consists of $1.28 billion of consumer auto, $678 million of credit card and $870 million of other ABS with unrealized net capital gains of $1 million, $2 million and $20 million, respectively.

       RMBS totaled $1.21 billion as of December 31, 2014, with 31.9% rated investment grade and an unrealized net capital gain of $99 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $924 million as of December 31, 2014, with 11.0% rated investment grade and an unrealized net capital gain of $87 million.

       CMBS totaled $615 million as of December 31, 2014, with 59.7% rated investment grade and an unrealized net capital gain of $42 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. Of the CMBS investments, 96.4% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area. The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

       Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $4.10 billion as of December 31, 2014, with an unrealized net capital gain of $412 million.

       Mortgage loans, which are primarily held in the Allstate Financial portfolio, totaled $4.19 billion as of December 31, 2014 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the consolidated financial statements.

       Limited partnership interests consist of investments in private equity/debt, real estate and other funds. The limited partnership interests portfolio is diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types. Tax credit funds were reclassified from limited partnership interests to other assets during 2014 since their return is in the form of tax credits rather than investment income. These tax credit funds totaled $560 million as of December 31, 2014. The following table presents information about our limited partnership interests as of December 31, 2014.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Other funds	Total
Cost method of accounting ("Cost")	$894	$228	$—	$1,122
Equity method of accounting ("EMA")	1,862	1,185	358	3,405

Total	$2,756	$1,413	$358	$4,527

Number of managers	99	37	13	149
Number of individual funds	178	80	19	277
Largest exposure to single fund	$102	$144	$145	$145

(1)
Includes $562 million of infrastructure and real asset funds.

       The following tables show the earnings from our limited partnership interests by fund type and accounting classification for the years ended December 31.

($ in millions)	2014				2013
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$139	$252	$391	$(19)	$162	$172	$334	$(14)
Real estate funds	60	151	211	12	37	184	221	(4)
Other funds	2	10	12	—	—	(14)	(14)	—

Total	$201	$413	$614	$(7)	$199	$342	$541	$(18)

       Limited partnership interests produced income, excluding impairment write-downs, of $614 million in 2014 compared to $541 million in 2013. Higher EMA limited partnership income resulted from favorable equity and real estate valuations which increased the carrying value of the partnerships. Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements. The recognition of income on private equity/debt funds and real estate funds are generally on a three month delay and the income recognition on other funds is primarily on a one month delay. Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

       Short-term investments totaled $2.54 billion as of December 31, 2014.

       Other investments primarily comprise $1.66 billion of bank loans, $909 million of policy loans, $368 million of agent loans (loans issued to exclusive Allstate agents) and $92 million of derivatives as of December 31, 2014. For further detail on our use of derivatives, see Note 7 of the consolidated financial statements.

       Unrealized net capital gains totaled $3.17 billion as of December 31, 2014 compared to $2.70 billion as of December 31, 2013. The increase for fixed income securities was primarily due to a decrease in risk-free interest rates, partially offset by the realization of unrealized net capital gains through sales. The decrease for equity securities was primarily due to the realization of unrealized net capital gains through sales, partially offset by positive equity market performance. The following table presents unrealized net capital gains and losses as of December 31.

($ in millions)	2014	2013
U.S. government and agencies	$136	$122
Municipal	620	277
Corporate	1,758	1,272
Foreign government	102	88
ABS	7	27
RMBS	99	71
CMBS	42	41
Redeemable preferred stock	4	4

Fixed income securities	2,768	1,902
Equity securities	412	624
Derivatives	(2)	(18)
EMA limited partnerships	(5)	(3)
Investments classified as held for sale	—	190

Unrealized net capital gains and losses, pre-tax	$3,173	$2,695

       The unrealized net capital gain for the fixed income portfolio totaled $2.77 billion and comprised $3.08 billion of gross unrealized gains and $314 million of gross unrealized losses as of December 31, 2014. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.90 billion, comprised of $2.48 billion of gross unrealized gains and $573 million of gross unrealized losses as of December 31, 2013.

       Gross unrealized gains and losses on fixed income securities by type and sector as of December 31, 2014 are provided in the following table.

		Gross unrealized
	Amortized cost
($ in millions)		Gains	Losses	Fair value
Corporate:
Energy	$4,815	$178	$(75)	$4,918
Banking	3,597	67	(35)	3,629
Consumer goods (cyclical and non-cyclical)	10,412	393	(34)	10,771
Basic industry	2,264	78	(29)	2,313
Capital goods	3,934	214	(16)	4,132
Utilities	4,985	548	(14)	5,519
Communications	2,885	143	(11)	3,017
Technology	2,249	73	(10)	2,312
Transportation	1,614	132	(9)	1,737
Financial services	3,051	130	(5)	3,176
Other	580	42	(2)	620

Total corporate fixed income portfolio	40,386	1,998	(240)	42,144

U.S. government and agencies	4,192	139	(3)	4,328
Municipal	7,877	645	(25)	8,497
Foreign government	1,543	102	—	1,645
ABS	3,971	38	(31)	3,978
RMBS	1,108	112	(13)	1,207
CMBS	573	44	(2)	615
Redeemable preferred stock	22	4	—	26

Total fixed income securities	$59,672	$3,082	$(314)	$62,440

       The energy, banking, consumer goods and basic industry sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2014. In general, the gross unrealized losses are related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

       The unrealized net capital gain for the equity portfolio totaled $412 million and comprised $467 million of gross unrealized gains and $55 million of gross unrealized losses as of December 31, 2014. This is compared to an unrealized net capital gain for the equity portfolio totaling $624 million, comprised of $658 million of gross unrealized gains and $34 million of gross unrealized losses as of December 31, 2013.

       Gross unrealized gains and losses on equity securities by sector as of December 31, 2014 are provided in the table below.

		Gross unrealized
($ in millions)	Cost	Gains	Losses	Fair value
Energy	$265	$24	$(16)	$273
Financial services	485	44	(9)	520
Consumer goods (cyclical and non-cyclical)	834	107	(8)	933
Banking	332	66	(6)	392
Basic industry	152	12	(5)	159
Capital goods	287	31	(4)	314
Technology	370	50	(2)	418
Communications	218	15	(2)	231
Utilities	103	15	(1)	117
Transportation	65	23	(1)	87
Real estate	71	4	(1)	74
Index-based funds	343	75	—	418
Emerging market fixed income funds	152	—	—	152
Emerging market equity funds	15	1	—	16

Total equity securities	$3,692	$467	$(55)	$4,104

       Within the equity portfolio, the losses were primarily concentrated in the energy, financial services and consumer goods sectors. The unrealized losses were company and sector specific. As of December 31, 2014, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

       Global oil prices have declined significantly in recent months. Within the energy sector outlined above, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil prices continue to decline or remain at depressed levels for an extended period, certain issuers and investments may come under pressure.

       Net investment income    The following table presents net investment income for the years ended December 31.

($ in millions)	2014	2013	2012
Fixed income securities	$2,447	$2,921	$3,234
Equity securities	117	149	127
Mortgage loans	265	372	374
Limited partnership interests	614	541	348
Short-term investments	7	5	6
Other	170	161	132

Investment income, before expense	3,620	4,149	4,221
Investment expense	(161)	(206)	(211)

Net investment income	$3,459	$3,943	$4,010

       Net investment income decreased 12.3% or $484 million in 2014 compared to 2013, after decreasing 1.7% or $67 million in 2013 compared to 2012. The 2014 decrease was primarily due to lower average investment balances relating to the sale of LBL on April 1, 2014, lower fixed income yields and equity dividends, partially offset by higher limited partnership income. Net investment income in 2014 includes $114 million related to prepayment fee income and litigation proceeds compared to $139 million in 2013. These items may vary significantly from period to period and may not recur. Higher EMA limited partnership income resulted from favorable equity and real estate valuations which increased the carrying value of the partnerships. The 2013 decrease was primarily due to lower average investment balances and lower fixed income yields, partially offset by higher limited partnership income and equity dividends, as well as prepayment fee income and litigation proceeds which together increased 2013 income by a total of $68 million.

       Realized capital gains and losses    The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2014	2013	2012
Impairment write-downs	$(32)	$(72)	$(185)
Change in intent write-downs	(213)	(143)	(48)

Net other-than-temporary impairment losses recognized in earnings	(245)	(215)	(233)
Sales	975	819	536
Valuation and settlements of derivative instruments	(36)	(10)	24

Realized capital gains and losses, pre-tax	694	594	327
Income tax expense	(243)	(209)	(111)

Realized capital gains and losses, after-tax	$451	$385	$216

       Impairment write-downs, which include changes in the mortgage loan valuation allowance, for the years ended December 31 are presented in the following table.

($ in millions)	2014	2013	2012
Fixed income securities	$(24)	$(49)	$(108)
Equity securities	(6)	(12)	(63)
Mortgage loans	5	11	5
Limited partnership interests	(7)	(18)	(8)
Other investments	—	(4)	(11)

Impairment write-downs	$(32)	$(72)	$(185)

       Impairment write-downs on fixed income securities in 2014 were primarily driven by collateralized loan obligations that experienced deterioration in expected cash flows and municipal and corporate fixed income securities impacted by issuer specific circumstances. Limited partnership write-downs primarily related to cost method limited partnerships that experienced declines in portfolio valuations deemed to be other than temporary. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. The valuation allowance on mortgage loans as of December 31, 2014 decreased compared to December 31, 2013 primarily due to reversals related to impaired loan payoffs.

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

       Change in intent write-downs were $213 million, $143 million and $48 million in 2014, 2013 and 2012, respectively. The change in intent write-downs in 2014 and 2013 were primarily related to the repositioning and ongoing portfolio management of our equity securities. For certain equity securities managed by third parties, we do not retain decision making authority as it pertains to selling securities that are in an unrealized loss position and therefore we recognize any unrealized loss at the end of the period through a charge to earnings. The change in intent write-downs in 2012 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily RMBS and equity securities.

       Sales generated $975 million, $819 million and $536 million of net realized capital gains in 2014, 2013 and 2012, respectively. The sales in 2014 primarily related to equity and fixed income securities in connection with ongoing portfolio management. The sales in 2013 primarily related to equity securities in connection with portfolio repositioning and ongoing portfolio management and municipal and corporate fixed income securities in conjunction with reducing our exposure to interest rate risk in the Property-Liability portfolio. The sales in 2012 primarily related to corporate, municipal and U.S. government and agencies fixed income securities and equity securities in connection with portfolio repositioning.

       Valuation and settlements of derivative instruments generated net realized capital losses of $36 million in 2014, net realized capital losses of $10 million in 2013 and net realized capital gains of $24 million in 2012. The net realized capital losses in 2014 primarily comprised losses on equity futures used for risk management due to increases in equity indices and losses on foreign currency contracts due to the weakening of the Canadian dollar. The net realized capital losses in 2013 primarily comprised losses on equity futures used for risk management due to increases in equity indices and losses on credit default swaps due to the tightening of credit spreads on the underlying credit names. The net realized capital gains in 2012 primarily included gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.

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

       We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities and our assessment of overall economic and capital risk. One of the measures used to quantify this exposure is duration. The difference in the duration of our assets relative to our liabilities is our duration gap. To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments, and certain other items including unearned premiums, property-liability insurance claims and claims expense reserves, annuity liabilities and other interest-sensitive liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. The preceding assumptions relate primarily to callable municipal and corporate bonds, fixed rate single and flexible premium deferred annuities, mortgage-backed securities and municipal housing bonds. Additionally, the calculations include assumptions regarding the renewal of property-liability policies.

       As of December 31, 2014, the difference between our asset and liability duration was a (1.26) gap compared to a (0.95) gap as of December 31, 2013. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets, while a positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities. The Property-Liability segment generally maintains a positive duration gap between its assets and liabilities due to the relatively short duration of auto and homeowners claims, which are its primary liabilities. The Allstate Financial segment may have a positive or negative duration gap, as the duration of its assets and liabilities vary with its product mix and investing activity. As of December 31, 2014, Property-Liability had a positive duration gap while Allstate Financial had a negative duration gap.

       In the management of investments supporting the Property-Liability business, we adhere to an objective of emphasizing safety of principal and consistency of income within a total return framework. This approach is designed to ensure our financial strength and stability for paying claims, while maximizing economic value and surplus growth.

       For the Allstate Financial business, we seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable returns across a wide variety of interest rate and economic scenarios. To achieve this objective and limit interest rate risk for Allstate Financial, we adhere to a philosophy of managing the duration of assets and related liabilities within predetermined tolerance levels. This philosophy is executed using duration targets for fixed income investments and may also include interest rate swaps, futures, forwards, caps, floors and swaptions to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk of anticipated purchases and sales of investments.

       Based upon the information and assumptions used in the duration calculation, and interest rates in effect as of December 31, 2014, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would increase the net fair value of the assets and liabilities by $991 million, compared to an increase of $826 million as of December 31, 2013, reflecting year to year changes in duration. The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. The estimate excludes the traditional and interest-sensitive life insurance products that are not considered financial instruments and the $9.91 billion of assets supporting them and the associated liabilities. The $9.91 billion of assets excluded from the calculation decreased from $13.13 billion as of December 31, 2013, primarily due to the LBL sale. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $583 million, compared to a decrease of $753 million as of December 31, 2013.

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

       Credit spread risk is the risk that we will incur a loss due to adverse changes in credit spreads ("spreads"). Credit spread is the additional yield on fixed income securities and loans above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. The magnitude of the spread will depend on the likelihood that a particular issuer will default ("credit risk"). This risk arises from many of our primary activities, as we invest substantial funds in spread-sensitive fixed income assets.

       We manage the spread risk in our assets. One of the measures used to quantify this exposure is spread duration. Spread duration measures the price sensitivity of the assets to changes in spreads. For example, if spreads increase 100 basis points, the fair value of an asset exhibiting a spread duration of 5 is expected to decrease in value by 5%.

       Spread duration is calculated similarly to interest rate duration. As of December 31, 2014, the spread duration of Property-Liability assets was 3.24, compared to 3.28 as of December 31, 2013, and the spread duration of Allstate Financial assets was 5.81, compared to 5.35 as of December 31, 2013. Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect as of December 31, 2014, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings ("spread shock") would decrease the net fair value of the assets by $2.91 billion compared to $3.46 billion as of December 31, 2013. Reflected in the duration calculation are the effects of our tactical actions that use credit default swaps to manage spread risk. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

       Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. As of December 31, 2014, we held $3.99 billion in common stocks and exchange traded and mutual funds and $4.64 billion in other securities with equity risk (including primarily limited partnership interests and non-redeemable preferred securities), compared to $5.04 billion and $5.02 billion, respectively, as of December 31, 2013. 74.8% of the common stocks and exchange traded and mutual funds and 55.8% of the other securities with equity risk related to Property-Liability as of December 31, 2014, compared to 86.1% and 58.8%, respectively, as of December 31, 2013.

       As of December 31, 2014, our portfolio of common stocks and other securities with equity risk had a cash market portfolio beta of 1.21, compared to a beta of 1.10 as of December 31, 2013. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to an index such as the Standard & Poor's 500 Composite Price Index ("S&P 500"). Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 12.1%, respectively. Based upon the information and assumptions we used to calculate beta as of December 31, 2014, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments by $1.05 billion, compared to $1.10 billion as of December 31, 2013, and an immediate increase in the S&P 500 of 10% would increase the net fair value by $1.05 billion compared to $1.10 billion as of December 31, 2013. The selection of a 10% immediate decrease or increase in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

       As of December 31, 2014 and 2013, we had separate account assets related to variable annuity and variable life contracts with account values totaling $4.40 billion and $6.74 billion, respectively. The December 31, 2013 balance included amounts classified as held for sale. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2014 and 2013 were $47 million and $67 million, respectively. Separate account liabilities related to variable life contracts were $77 million and $900 million as of December 31, 2014 and 2013, respectively. The decline in separate accounts was the result of the LBL sale.

       As of December 31, 2014 and 2013 we had $1.49 billion and $3.71 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits. $2.26 billion of the December 31, 2013 balance was a component of the LBL sale during 2014.

       Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including common stocks, real estate funds and private equity funds, and our Canadian, Northern Ireland and Indian operations. We also have investments in certain fixed income securities and emerging market fixed income funds that are denominated in foreign currencies; however, derivatives are used to hedge approximately 12% of this foreign currency risk.

       As of December 31, 2014, we had $1.35 billion in foreign currency denominated equity investments, $843 million net investment in our foreign subsidiaries, primarily related to our Canadian operations, and $283 million in unhedged non-dollar pay fixed income securities. These amounts were $1.10 billion, $878 million, and $330 million, respectively, as of December 31, 2013. 68.0% of the foreign currency exposure is in the Property-Liability business.

       Based upon the information and assumptions used as of December 31, 2014, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $235 million, compared with an estimated $254 million decrease as of December 31, 2013. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

PENSION PLANS

       We have defined benefit pension plans, which cover most full-time, certain part-time employees and employee-agents. Benefits are based primarily on a cash balance formula, however certain participants have a significant portion of their benefits attributable to a former final average pay formula. 91% of the projected benefit obligation of our primary qualified employee plan is related to the former final average pay formula. See Note 17 of the consolidated financial statements for a complete discussion of these plans and their effect on the consolidated financial statements. The pension and other postretirement plans may be amended or terminated at any time. Any revisions could result in significant changes to our obligations and our obligation to fund the plans.

       We report unrecognized pension and other postretirement benefit cost in the Consolidated Statements of Financial Position as a component of accumulated other comprehensive income in shareholders' equity. It represents the after-tax differences between the fair value of plan assets and the projected benefit obligation ("PBO") for pension plans and the accumulated postretirement benefit obligation for other postretirement plans that have not yet been recognized as a component of net periodic cost. As of December 31, 2014, unrecognized pension and other postretirement benefit cost totaled $1.36 billion comprising $1.49 billion related to pension benefits and $(122) million related to other postretirement benefits. The unrecognized pension and other postretirement benefit cost increased by $725 million as of December 31, 2014 from $638 million as of December 31, 2013. The measurement of the unrecognized pension and other postretirement benefit cost can vary based upon the fluctuations in the fair value of plan assets and the actuarial assumptions used for the plans as discussed below. The increase in the unrecognized pension and other postretirement benefit cost primarily related to actuarial assumption and census data updates, including decreases in the discount rate assumptions, the adoption of new Society of Actuaries mortality assumptions and lump sum payments at discount rates lower than actuarial assumptions.

       During 2014, we offered certain vested terminated employees the opportunity to receive lump sum payments. As a result, $75 million of benefit payments resulted in a reduction of the pension benefit obligation of approximately $90 million.

       The components of net periodic pension cost for all pension plans for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Service cost	$96	$140	$152
Interest cost	262	265	298
Expected return on plan assets	(398)	(394)	(393)
Amortization of:
Prior service credit	(58)	(28)	(2)
Net actuarial loss	127	235	178
Settlement loss	54	277	33

Net periodic cost	$83	$495	$266

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

       When the actual return on plan assets exceeds the expected return on plan assets it reduces the net actuarial loss; when the expected return exceeds the actual return it increases the net actuarial loss. It is recorded in accumulated other comprehensive income as unrecognized pension benefit cost and may be amortized. The market-related value adjustment represents the current difference between actual returns and expected returns on equity securities and hedge fund limited partnerships recognized over a five year period. The market-related value adjustment is a deferred net loss of $104 million as of December 31, 2014. The expected return on plan assets fluctuates when the market-related value of plan assets changes and when the expected long-term rate of return on plan assets assumption changes.

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

       A decrease in the discount rate increased the net actuarial loss by $576 million in 2014, an increase in the discount rate decreased the net actuarial loss by $593 million in 2013, and a decrease in the discount rate increased the net actuarial loss by $806 million in 2012. The difference between actual and expected returns on plan assets decreased the net actuarial loss by $144 million, $172 million, and $201 million in 2014, 2013, and 2012, respectively.

       Settlement charges are non-cash charges that accelerate the recognition of unrecognized pension benefit cost, that would have been incurred in subsequent periods, when plan payments primarily lump sums from qualified pension plans, exceed a threshold of service and interest cost for the period. The value of lump sums paid in 2014 were lower as fewer employees retired than in 2013. The value of lump sums paid to employees electing retirement in 2013 was elevated due to historically low interest rates. Voluntary retirement activity during the fourth quarter of 2013 was almost five times the typical level.

       Net periodic pension cost in 2015 is estimated to be $112 million including expected settlement charges of $25 million primarily for agent lump sum payments. Expected returns on plan assets and amortization of prior service credits offset the other components of pension cost. The increase is due to higher amortization of net actuarial loss offset by a higher expected return on assets. Pension expense is reported consistent with other types of employee compensation and as a result is included in claims expense, operating costs and expenses and investment expense. Net periodic pension cost decreased in 2014 to $83 million compared to $495 million in 2013 due to a decrease in service cost from the new benefit formula, a decrease in the amortization expense for the prior year's net actuarial losses which decreased due to a higher discount rate used to value the pension plan and lower settlements from fewer lump sum payments. Net periodic pension cost increased in 2013 compared to $266 million in 2012 due to an increase in the amortization expense for prior year's net actuarial losses (gain) which increased due to a lower discount rate used to value the pension plans. In 2014, 2013 and 2012, net pension cost included non-cash settlement charges resulting from lump sum distributions. Settlement charges are likely to continue for some period in the future as we settle our remaining agent pension obligations by making lump sum distributions to agents. The settlement charge threshold for our primary employee plan is lower beginning in 2014 due to the new benefit formula and low interest rates and as a result a lower amount of lump sum benefits may trigger settlement charges in the future. If interest rates increase in 2015, there may be an increase in employees electing retirement, which could trigger settlement charges in 2015.

       We anticipate that the net actuarial loss for our pension plans will exceed 10% of the greater of the PBO or the market-related value of assets in 2015 and into the foreseeable future, resulting in additional amortization and net periodic pension cost. The net actuarial loss will be amortized over the remaining service life of active employees (approximately 9 years) or will reverse with increases in the discount rate or better than expected returns on plan assets.

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

       Holding other assumptions constant, a hypothetical decrease of 100 basis points in the discount rate would result in an increase of $31 million, pre-tax, in net periodic pension cost and a $444 million, after-tax, increase in the unrecognized pension cost liability recorded as accumulated other comprehensive income as of December 31, 2014, compared to an increase of $39 million, pre-tax, in net periodic pension cost and a $379 million, after-tax, increase in the unrecognized pension cost liability as of December 31, 2013. A hypothetical increase of 100 basis points in the discount rate would decrease net periodic pension cost by $29 million, pre-tax, and would decrease the unrecognized pension cost liability recorded as accumulated other comprehensive income by $377 million, after-tax, as of December 31, 2014, compared to a decrease in net periodic pension cost of $35 million, pre-tax, and a $322 million, after-tax, decrease in the unrecognized pension cost liability recorded as accumulated other comprehensive income as of December 31, 2013. This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses.

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

       Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $57 million in pension cost as of December 31, 2014, compared to $55 million as of December 31, 2013. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $57 million as of December 31, 2014, compared to $55 million as of December 31, 2013.

       The primary qualified plans have unrealized gains as of December 31, 2014 of $510 million, an increase of $80 million from the prior year. 81% of unrealized gains are related to equity securities as of December 31, 2014 compared to 100% as of December 31, 2013. During 2014, the two primary qualified plans realized capital gains of $315 million. Given the Plan's exposure to an increase in interest rates, the plans shortened the duration of the plan assets in the fixed income portfolio.

       We target funding levels in accordance with regulations under the Internal Revenue Code ("IRC") and generally accepted actuarial principles. Our funding levels were within our targeted range as of December 31, 2014. In 2014, we contributed $49 million to our pension plans. We expect to contribute $127 million for the 2015 fiscal year to maintain the plans' funded status. This estimate could change significantly following either an improvement or decline in investment markets.

       Participating subsidiaries fund the Plans' contributions under our master services cost sharing agreement. In addition, as a result of joint and several pension liability rules under the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended, many liabilities that arise in connection with pension plans are joint and several across all members of a controlled group of entities.

GOODWILL

       Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $823 million and $396 million as of December 31, 2014 for the Allstate Protection segment and the Allstate Financial segment, respectively. Our reporting units are equivalent to our reporting segments, Allstate Protection and Allstate Financial. Goodwill is allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination.

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

       During fourth quarter 2014, we completed our annual goodwill impairment test using information as of September 30, 2014. The stock price and market capitalization analysis resulted in the fair value of our reporting units exceeding their respective carrying values. The results of this analysis are supported by the operating performance of the individual reporting units as well as their respective industry sector's performance. Goodwill impairment evaluations indicated no impairment as of December 31, 2014 and no reporting unit was at risk of having its carrying value including goodwill exceed its fair value.

CAPITAL RESOURCES AND LIQUIDITY 2014 HIGHLIGHTS

•
Shareholders' equity as of December 31, 2014 was $22.30 billion, an increase of 3.8% from $21.48 billion as of December 31, 2013.
•
On January 2, 2014, April 1, 2014, July 1, 2014 and October 1, 2014, we paid common shareholder dividends of $0.25, $0.28, $0.28 and $0.28, respectively. On November 18, 2014, we declared a common shareholder dividend of $0.28 to be payable on January 2, 2015. On February 4, 2015, we declared a common shareholder dividend of $0.30 to be payable on April 1, 2015.
•
During 2014, we repurchased 39.0 million common shares for $2.31 billion. As of December 31, 2014, there was $336 million remaining on our $2.5 billion common share repurchase program. On February 4, 2015, a new $3 billion common share repurchase program was authorized and is expected to be completed by July 2016.

CAPITAL RESOURCES AND LIQUIDITY

       Capital resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources as of December 31.

($ in millions)	2014	2013	2012
Preferred stock, common stock, retained income and other shareholders' equity items	$21,743	$20,434	$19,405
Accumulated other comprehensive income	561	1,046	1,175

Total shareholders' equity	22,304	21,480	20,580
Debt	5,194	6,201	6,057

Total capital resources	$27,498	$27,681	$26,637

Ratio of debt to shareholders' equity	23.3%	28.9%	29.4%
Ratio of debt to capital resources	18.9%	22.4%	22.7%

       Shareholders' equity increased in 2014, primarily due to net income, the issuance of preferred stock and increased unrealized net capital gains on investments, partially offset by common share repurchases, an increase in the unrecognized pension and other postretirement benefit cost and dividends paid to shareholders. In 2014, we paid dividends of $477 million and $87 million related to our common and preferred shares, respectively. Shareholders' equity increased in 2013, primarily due to net income, decreased unrecognized pension and other postretirement benefit cost, and the issuance of preferred stock, partially offset by common share repurchases, decreased unrealized net capital gains on investments and dividends paid to shareholders.

       Preferred stock    In March 2014, we issued 29,900 shares of 6.625% Noncumulative Perpetual Preferred Stock for gross proceeds of $747.5 million. In June 2014, we issued 10,000 shares of 6.25% Noncumulative Perpetual Preferred Stock for gross proceeds of $250 million. The proceeds of both issuances were used for general corporate purposes.

       Debt    $300 million of 6.20% Senior Notes were paid at maturity in May 2014 and $650 million of 5.00% Senior Notes were paid at maturity in August 2014. These Notes were paid from available funds. We have no debt maturities until 2018. As of December 31, 2014 and 2013, there were no outstanding commercial paper borrowings. For further information on outstanding debt, see Note 12 of the consolidated financial statements.

       Capital resources comprise an increased mix of preferred stock and subordinated debt due to issuances in 2013 and 2014 and the completion of a tender offer to repurchase debt in 2013. As of December 31, 2014, capital resources includes $1.75 billion or 6.3% of preferred stock and $2.05 billion or 7.5% of subordinated debt, a total of 13.8% compared to 10.2% as of December 31, 2013 and 3.8% as of December 31, 2012. This increases our strategic flexibility by decreasing our debt to shareholders' equity ratio, which is one determinant of borrowing capacity.

       Common share repurchases    As of December 31, 2014, our $2.5 billion common share repurchase program that commenced in February 2014 had $336 million remaining and is expected to be completed in first quarter 2015. On February 4, 2015, a new $3 billion common share repurchase program was authorized and is expected to be completed by July 2016.

       During 2014, we repurchased 39.0 million common shares for $2.31 billion. In addition to open market transactions, we entered into two accelerated share repurchase agreements each for the purchase of $750 million of our outstanding common stock. The first settled on July 29, 2014 and the second settled on December 18, 2014.

       Since 1995, we have acquired 601 million shares of our common stock at a cost of $25.38 billion, primarily as part of various stock repurchase programs. We have reissued 121 million common shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities. Since 1995, total common shares outstanding has decreased by 480 million shares or 53.4%, primarily due to our repurchase programs.

       Financial ratings and strength    The following table summarizes our senior long-term debt, commercial paper and insurance financial strength ratings as of December 31, 2014.

	Moody's	Standard & Poor's	A.M. Best
The Allstate Corporation (senior long-term debt)	A3	A-	a-
The Allstate Corporation (commercial paper)	P-2	A-2	AMB-1
Allstate Insurance Company (insurance financial strength)	Aa3	AA-	A+
Allstate Life Insurance Company (insurance financial strength)	A1	A+	A+

       Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. Rating agencies continue to give favorable treatment in capitalization to preferred stock and subordinated debt, of which Allstate had $3.80 billion as of December 31, 2014 compared to $2.83 billion as of December 31, 2013 and $1.00 billion as of December 31, 2012.

       In February 2015, A.M. Best affirmed The Allstate Corporation's debt and commercial paper ratings of a- and AMB-1, respectively, and our insurance financial strength ratings of A+ for AIC and ALIC. The outlook for the ratings remained stable. In June 2014, S&P affirmed The Allstate Corporation's debt and commercial paper ratings of A- and A-2, respectively, and our insurance financial strength ratings of AA- for AIC and A+ for ALIC. The outlook for the ratings remained stable. In December 2014, Moody's affirmed ALIC's insurance financial strength rating of A1. The outlook for the rating remained stable. There have been no changes to our debt, commercial paper and insurance financial strength rating for AIC from Moody's since December 31, 2013.

       We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. In February 2014, A.M. Best affirmed the Allstate New Jersey Insurance Company, which writes auto and homeowners insurance, rating of A-. The outlook for this rating is stable. Allstate New Jersey Insurance Company also has a Financial Stability Rating® of A" from Demotech, which was affirmed in November 2014. In August 2014, A.M. Best affirmed the Castle Key Insurance Company, which underwrites personal lines property insurance in Florida, rating of B-. The outlook for the rating is negative. Castle Key Insurance Company also has a Financial Stability Rating® of A' from Demotech, which was affirmed in November 2014.

       Beginning in 2015, Allstate Financial will use a separately capitalized subsidiary, Allstate Assurance Company, to write life insurance business sold by Allstate exclusive agencies and exclusive financial specialists that is currently written by LBL. As Allstate Assurance Company launches its products throughout the nation, LBL will cease writing that type of new business for Allstate Financial. LBL life business sold through the Allstate agency channel and all LBL payout annuity business will continue to be reinsured and serviced by ALIC. Allstate Assurance Company has a financial strength rating of A from A.M. Best and A1 by Moody's.

       ALIC, AIC and The Allstate Corporation are party to an Amended and Restated Intercompany Liquidity Agreement ("Liquidity Agreement") which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. ALIC and AIC each serve as a lender and borrower and the Corporation serves only as a lender. AIC also has a capital support agreement with ALIC. Under the capital support agreement, AIC is committed to provide capital to ALIC to maintain an adequate capital level. The maximum amount of potential funding under each of these agreements is $1.00 billion.

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

       Allstate's domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2014, total statutory surplus is $17.32 billion compared to $18.28 billion as of December 31, 2013. Property-Liability surplus was $14.41 billion as of December 31, 2014, compared to $15.26 billion as of December 31, 2013. Allstate Financial surplus was $2.91 billion as of December 31, 2014, compared to $3.02 billion as of December 31, 2013. Additionally, Allstate Financial has short-term investments and cash of $98 million at Allstate Financial Insurance Holdings Corporation intended to capitalize Allstate Assurance Company in early 2015.

       The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company's premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies, and for homeowners and related coverages that have significant net exposure to natural catastrophes a ratio of 1 to 1 is considered appropriate by the Company. AIC's combined premium to surplus ratio was 1.7x as of December 31, 2014 compared to 1.5x as of December 31, 2013.

       The National Association of Insurance Commissioners ("NAIC") has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by state insurance regulators. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined "usual ranges". Additional regulatory scrutiny may occur if a company's ratios fall outside the usual ranges for four or more of the ratios. Our domestic insurance companies have no significant departure from these ranges.

       Liquidity sources and uses    Our potential sources of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Receipt of insurance premiums	X	X
Contractholder fund deposits		X
Reinsurance recoveries	X	X
Receipts of principal, interest and dividends on investments	X	X	X
Sales of investments	X	X	X
Funds from securities lending, commercial paper and line of credit agreements	X	X	X
Intercompany loans	X	X	X
Capital contributions from parent	X	X
Dividends or return of capital from subsidiaries	X		X
Tax refunds/settlements	X	X	X
Funds from periodic issuance of additional securities			X
Receipt of intercompany settlements related to employee benefit plans			X

       Our potential uses of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Payment of claims and related expenses	X
Payment of contract benefits, maturities, surrenders and withdrawals		X
Reinsurance cessions and payments	X	X
Operating costs and expenses	X	X	X
Purchase of investments	X	X	X
Repayment of securities lending, commercial paper and line of credit agreements	X	X	X
Payment or repayment of intercompany loans	X	X	X
Capital contributions to subsidiaries	X		X
Dividends or return of capital to shareholders/parent company	X	X	X
Tax payments/settlements	X	X
Common share repurchases			X
Debt service expenses and repayment	X	X	X
Payments related to employee and agent benefit plans	X	X	X

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

       Parent company capital capacity    At the parent holding company level, we have deployable assets totaling $3.42 billion as of December 31, 2014 comprising cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. In 2015, AIC will have the capacity to pay dividends currently estimated at $2.31 billion without prior regulatory approval. This provides funds for the parent company's fixed charges and other corporate purposes. In addition, we have access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility.

       In 2014, AIC paid dividends totaling $2.47 billion to its parent, Allstate Insurance Holdings, LLC ("AIH"), who then paid $2.46 billion of dividends to the Corporation. In December 2014, AIC repurchased 2,967 common shares held by its parent, AIH, for an aggregate cash price of $1.20 billion, pursuant to the Stock Repurchase Agreement between AIC and AIH entered into as of December 9, 2014. A subsequent dividend totaling $1.20 billion was paid by AIH to the Corporation in December 2014. In 2013, AIC paid dividends totaling $1.95 billion to its parent, AIH who then paid the same amount of dividends to the Corporation. In 2012, AIC paid dividends totaling $1.51 billion. These dividends comprised $1.06 billion in cash paid to AIH, of which $1.04 billion were paid by AIH to the Corporation, and the transfer of ownership (valued at $450 million) to AIH of three insurance companies that were formerly subsidiaries of AIC (Allstate Indemnity Company, Allstate Fire and Casualty Insurance Company and Allstate Property and Casualty Insurance Company). In 2014, 2013 and 2012, Allstate Financial paid $742 million, $774 million and $357 million, respectively, of returns of capital, repayments of surplus notes and dividends to AIC or the Corporation. There were no capital contributions paid by the Corporation to AIC in 2014, 2013 or 2012. There were no capital contributions by AIC to ALIC in 2014, 2013 or 2012.

       Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders' equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of December 31, 2014, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.

       The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In 2014, we did not defer interest payments on the subordinated debentures.

       The Corporation has access to additional borrowing to support liquidity as follows:

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2014, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.
•
Our $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs our commercial paper facility. In April 2014, we amended the maturity date of this facility to April 2019 and also amended our option to extend the expiration by one year at the first and second anniversary of the amendment, upon approval of existing or replacement lenders. The facility is fully subscribed among 12 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender's commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 11.6% as of December 31, 2014. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2014. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.
•
A universal shelf registration statement was filed with the Securities and Exchange Commission on April 30, 2012. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 482 million shares of treasury stock as of December 31, 2014), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

       Liquidity exposure    Contractholder funds were $22.53 billion as of December 31, 2014. The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2014.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,653	16.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	6,244	27.7
Market value adjustments (2)	2,348	10.4
Subject to discretionary withdrawal without adjustments (3)	10,284	45.7

Total contractholder funds (4)	$22,529	100.0%

(1)
Includes $2.53 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)
$1.67 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.
(3)
86% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)
Includes $844 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

       Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 9.9% and 10.2% in 2014 and 2013, respectively. Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

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

       The following table summarizes consolidated cash flow activities by segment.

($ in millions)	Property-Liability (1)			Allstate Financial (1)			Corporate and Other (1)			Consolidated
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net cash provided by (used in):
Operating activities	$2,765	$3,058	$2,023	$720	$1,068	$1,165	$(249)	$116	$(134)	$3,236	$4,242	$3,054
Investing activities	99	(1,858)	(1,081)	2,315	3,833	2,497	(793)	(395)	165	1,621	1,580	1,581
Financing activities	(3)	38	(18)	(2,274)	(4,393)	(3,363)	(2,598)	(1,598)	(1,224)	(4,875)	(5,953)	(4,605)

Net (decrease) increase in consolidated cash										$(18)	$(131)	$30

(1)
Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

       Property-Liability    Lower cash provided by operating activities in 2014 compared to 2013 was primarily due to higher claim payments, the proceeds received in 2013 from the surrender of company owned life insurance and higher income tax payments, partially offset by increased premiums and lower contributions to benefit plans. Higher cash provided by operating activities in 2013 compared to 2012 was primarily due to lower claim payments, increased premiums and the surrender of company owned life insurance, partially offset by higher expenses and tax payments.

       Cash provided by investing activities in 2014 compared to cash used in investing activities in 2013 was primarily the result of increased sales of securities and short-term investments, partially offset by increased purchases of securities. Increased sales and purchases of securities resulted from more active portfolio management. Higher cash used in investing activities in 2013 compared to 2012 was primarily related to 2013 operating cash flows being invested.

       Allstate Financial    Lower cash provided by operating activities in 2014 compared to 2013 was primarily due to lower net investment income and higher income tax payments, partially offset by higher premiums on accident and health and traditional life insurance products. Lower cash provided by operating cash flows in 2013 compared to 2012 was primarily due to lower net investment income, partially offset by lower contract benefits paid and higher premiums.

       Lower cash was provided by investing activities in 2014 compared to 2013 as proceeds from the sale of LBL and higher sales of investments were more than offset by lower collections and higher purchases of investments. Lower collections resulted from funding a large institutional product maturity in 2013 from the portfolio. Higher cash provided by investing activities in 2013 compared to 2012 was due to higher investment collections and higher financing needs to fund institutional product maturities.

       Lower cash used in financing activities in 2014 compared to 2013 was primarily due to a $1.75 billion institutional product maturity in 2013 and lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits. Higher cash used in financing activities in 2013 compared to 2012 was primarily due to a $1.75 billion institutional product maturity. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

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

       Contractual obligations and commitments    Our contractual obligations as of December 31, 2014 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral (1)	$782	$782	$—	$—	$—
Contractholder funds (2)	37,270	2,983	5,159	4,376	24,752
Reserve for life-contingent contract benefits (2)	35,976	1,272	2,421	2,299	29,984
Long-term debt (3)	12,585	288	577	1,048	10,672
Capital lease obligations (4)	11	6	5	—	—
Operating leases (4)	606	131	192	114	169
Unconditional purchase obligations (4)	818	286	331	135	66
Defined benefit pension plans and other postretirement benefit plans (4)(5)	1,394	51	125	132	1,086
Reserve for property-liability insurance claims and claims expense (6)	22,923	9,653	7,457	2,727	3,086
Other liabilities and accrued expenses (7)(8)	4,176	4,090	49	17	20

Total contractual cash obligations	$116,541	$19,542	$16,316	$10,848	$69,835

(1)
Liabilities for collateral are typically fully secured with cash or short-term investments. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.
(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies and institutional products. The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $22.53 billion for contractholder funds and $12.38 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2014. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)
Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2014 because the long-term debt amount above includes interest.
(4)
Our payment obligations relating to capital lease obligations, operating leases, unconditional purchase obligations and pension and other postretirement benefits ("OPEB") contributions are managed within the structure of our intermediate to long-term liquidity management program.
(5)
The pension plans' obligations in the next 12 months represent our planned contributions where the benefit obligation exceeds the assets, and the remaining years' contributions are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans' obligations are estimated based on the expected benefits to be paid. These liabilities are discounted with respect to interest, and as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $722 million included in other liabilities and accrued expenses on the Consolidated Statements of Financial Position.
(6)
Reserve for property-liability insurance claims and claims expense is an estimate of amounts necessary to settle all outstanding claims, including claims that have been IBNR as of the balance sheet date. We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for IBNR claims. The ultimate cost of losses may vary materially from recorded amounts which are our best estimates. The reserve for property-liability insurance claims and claims expense includes loss reserves related to asbestos and environmental claims as of December 31, 2014, of $1.49 billion and $267 million, respectively.
(7)
Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding. Certain of these long-term liabilities are discounted with respect to interest, as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $4.17 billion.
(8)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $12.45 billion and gross deferred tax liabilities of $2.49 billion. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $271 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

       Our contractual commitments as of December 31, 2014 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commitments – conditional	$193	$98	$—	$48	$47
Other commitments – unconditional	2,429	80	142	164	2,043

Total commitments	$2,622	$178	$142	$212	$2,090

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

ENTERPRISE RISK AND RETURN MANAGEMENT

       In addition to the normal risks of business, Allstate is subject to significant risks as an insurer and a provider of other products and financial services. These risks are discussed in more detail in the Risk Factors section of this document. Allstate manages enterprise risk under an integrated Enterprise Risk and Return Management ("ERRM") framework with risk-return principles, governance, modeling and analytics, and importantly, transparent management dialogue. This framework provides a comprehensive view of risks and opportunities and is used by senior leaders and business managers to provide risk and return insight and drive strategic and business decisions. Allstate's risk management strategies adapt to changes in business and market environments and seek to optimize returns. Allstate continually validates and improves its ERRM practices by benchmarking and securing external perspectives for our processes.

       Our qualitative risk-return principles define how we operate and guide decision-making around risk and return. These principles state that, first and foremost, our priority is to protect solvency, comply with laws and act with integrity. Building upon this foundation, we strive to build strategic value and optimize risks and returns.

       ERRM governance includes an executive management committee structure, Board oversight and chief risk officers ("CROs"). The Enterprise Risk & Return Council ("ERRC") is Allstate's senior risk management committee that directs ERRM by establishing risk-return targets, determining economic capital levels and directing integrated strategies and actions from an enterprise perspective. The ERRC consists of Allstate's chief executive officer, president, business unit presidents, enterprise and business unit chief risk officers and chief financial officers, general counsel and treasurer. Allstate's Board of Directors, Risk and Return Committee and Audit Committee provide ERRM oversight by reviewing enterprise principles, guidelines and limits for Allstate's significant risks and by monitoring strategies and actions management has taken to control these risks. Allstate's Board of Directors has overall responsibility for oversight of management's design and implementation of ERRM. Risk and Return Committee oversight focuses on the risk and return position of the company and Audit Committee oversight focuses on risk assessment and risk management policies, including the effectiveness of management's control environment.

       CROs are appointed for the enterprise and for Allstate Protection, Allstate Financial, Allstate Investments, and Allstate's technology organization. Collectively, the CROs create an integrated approach to risk and return management to ensure risk management practices and strategies are aligned with Allstate's overall enterprise objectives. The shared ERRM framework establishes a basis for transparency and dialogue across the organization and for continuous learning by embedding the risk and return management culture of identifying, measuring, managing, monitoring and reporting risks.

       Our ERRM governance is supported with an analytic framework to manage significant insurance, investment, financial, strategic, and operational risk exposures and optimize returns on risk-adjusted capital. Management and the ERRC use enterprise stochastic modeling, risk expertise and judgment to determine an appropriate level of targeted enterprise economic capital to hold considering a broad range of risk objectives and external constraints. These include limiting risks of financial stress, insolvency, likelihood of capital stress and volatility, maintaining stakeholder value and financial strength ratings and satisfying regulatory and rating agency risk-based capital requirements. We generally assess solvency on a statutory accounting basis, but also consider GAAP volatility. Enterprise economic capital approximates a combination of statutory surplus and deployable invested assets at the parent holding company level.

       Using our governance and analytic framework, Allstate designs business and enterprise strategies that seek to optimize returns on risk-adjusted capital. Examples include reducing exposure to rising interest rates and spread-based products through the divestiture of LBL; executing customer-focused growth strategies; improving profitability; increasing investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance, including limited partnerships, equities and real estate; and growing homeowners insurance in areas previously restricted where we believe we can earn an appropriate return for the risk.

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

Item 8.  Financial Statements and Supplementary Data

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Year Ended December 31,
	2014	2013	2012
Revenues
Property-liability insurance premiums (net of reinsurance ceded of $1,030, $1,069 and $1,090)	$28,929	$27,618	$26,737
Life and annuity premiums and contract charges (net of reinsurance ceded of $416, $639 and $674)	2,157	2,352	2,241
Net investment income	3,459	3,943	4,010
Realized capital gains and losses:
Total other-than-temporary impairment ("OTTI") losses	(242)	(207)	(239)
OTTI losses reclassified to (from) other comprehensive income	(3)	(8)	6

Net OTTI losses recognized in earnings	(245)	(215)	(233)
Sales and other realized capital gains and losses	939	809	560

Total realized capital gains and losses	694	594	327

	35,239	34,507	33,315

Costs and expenses
Property-liability insurance claims and claims expense (net of reinsurance ceded of $1,393, $1,717 and $2,051)	19,428	17,911	18,484
Life and annuity contract benefits (net of reinsurance ceded of $356, $355 and $665)	1,765	1,917	1,818
Interest credited to contractholder funds (net of reinsurance ceded of $26, $27 and $28)	919	1,278	1,316
Amortization of deferred policy acquisition costs	4,135	4,002	3,884
Operating costs and expenses	4,341	4,387	4,118
Restructuring and related charges	18	70	34
Loss on extinguishment of debt	1	491	—
Interest expense	322	367	373

	30,929	30,423	30,027

(Loss) gain on disposition of operations	(74)	(688)	18

Income from operations before income tax expense	4,236	3,396	3,306
Income tax expense	1,386	1,116	1,000

Net income	2,850	2,280	2,306

Preferred stock dividends	104	17	—

Net income available to common shareholders	$2,746	$2,263	$2,306

Earnings per common share:
Net income available to common shareholders per common share – Basic	$6.37	$4.87	$4.71

Weighted average common shares – Basic	431.4	464.4	489.4

Net income available to common shareholders per common share – Diluted	$6.27	$4.81	$4.68

Weighted average common shares – Diluted	438.2	470.3	493.0

Cash dividends declared per common share	$1.12	$1.00	$0.88

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in millions)	2014	2013	2012
Net income	$2,850	$2,280	$2,306
Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	280	(1,188)	1,434
Unrealized foreign currency translation adjustments	(40)	(32)	14
Unrecognized pension and other postretirement benefit cost	(725)	1,091	(302)

Other comprehensive (loss) income, after-tax	(485)	(129)	1,146

Comprehensive income	$2,365	$2,151	$3,452

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
($ in millions, except par value data)	2014	2013
Assets
Investments
Fixed income securities, at fair value (amortized cost $59,672 and $59,008)	$62,440	$60,910
Equity securities, at fair value (cost $3,692 and $4,473)	4,104	5,097
Mortgage loans	4,188	4,721
Limited partnership interests	4,527	4,967
Short-term, at fair value (amortized cost $2,540 and $2,393)	2,540	2,393
Other	3,314	3,067

Total investments	81,113	81,155
Cash	657	675
Premium installment receivables, net	5,465	5,237
Deferred policy acquisition costs	3,525	3,372
Reinsurance recoverables, net	8,490	7,621
Accrued investment income	591	624
Property and equipment, net	1,031	1,024
Goodwill	1,219	1,243
Other assets	2,046	1,937
Separate Accounts	4,396	5,039
Assets held for sale	—	15,593

Total assets	$108,533	$123,520

Liabilities
Reserve for property-liability insurance claims and claims expense	$22,923	$21,857
Reserve for life-contingent contract benefits	12,380	12,386
Contractholder funds	22,529	24,304
Unearned premiums	11,655	10,932
Claim payments outstanding	784	631
Deferred income taxes	715	635
Other liabilities and accrued expenses	5,653	5,156
Long-term debt	5,194	6,201
Separate Accounts	4,396	5,039
Liabilities held for sale	—	14,899

Total liabilities	86,229	102,040

Commitments and Contingent Liabilities (Note 7, 8 and 14)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand and 32.3 thousand shares issued and outstanding, $1,805 and $807.5 aggregate liquidation preference	1,746	780
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 418 million and 449 million shares outstanding	9	9
Additional capital paid-in	3,199	3,143
Retained income	37,842	35,580
Deferred ESOP expense	(23)	(31)
Treasury stock, at cost (482 million and 451 million shares)	(21,030)	(19,047)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	72	50
Other unrealized net capital gains and losses	1,988	1,698
Unrealized adjustment to DAC, DSI and insurance reserves	(134)	(102)

Total unrealized net capital gains and losses	1,926	1,646
Unrealized foreign currency translation adjustments	(2)	38
Unrecognized pension and other postretirement benefit cost	(1,363)	(638)

Total accumulated other comprehensive income	561	1,046

Total shareholders' equity	22,304	21,480

Total liabilities and shareholders' equity	$108,533	$123,520

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

($ in millions)	Year Ended December 31,
	2014	2013	2012

Preferred stock par value
Balance, beginning of year	$—	$—	$—
Preferred stock issuance	—	—	—

Balance, end of year	—	—	—

Preferred stock additional capital paid-in
Balance, beginning of year	780	—	—
Preferred stock issuance	966	780	—

Balance, end of year	1,746	780	—

Common stock	9	9	9

Additional capital paid-in
Balance, beginning of year	3,143	3,162	3,189
Equity incentive plans activity	56	(19)	(27)

Balance, end of year	3,199	3,143	3,162

Retained income
Balance, beginning of year	35,580	33,783	31,909
Net income	2,850	2,280	2,306
Dividends on common stock	(484)	(466)	(432)
Dividends on preferred stock	(104)	(17)	—

Balance, end of year	37,842	35,580	33,783

Deferred ESOP expense
Balance, beginning of year	(31)	(41)	(43)
Payments	8	10	2

Balance, end of year	(23)	(31)	(41)

Treasury stock
Balance, beginning of year	(19,047)	(17,508)	(16,795)
Shares acquired	(2,306)	(1,845)	(910)
Shares reissued under equity incentive plans, net	323	306	197

Balance, end of year	(21,030)	(19,047)	(17,508)

Accumulated other comprehensive income
Balance, beginning of year	1,046	1,175	29
Change in unrealized net capital gains and losses	280	(1,188)	1,434
Change in unrealized foreign currency translation adjustments	(40)	(32)	14
Change in unrecognized pension and other postretirement benefit cost	(725)	1,091	(302)

Balance, end of year	561	1,046	1,175

Total shareholders' equity	22,304	21,480	20,580

Noncontrolling interest
Balance, beginning of year	—	—	28
Change in noncontrolling interest ownership	—	—	(28)

Balance, end of year	—	—	—

Total equity	$22,304	$21,480	$20,580

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in millions)	2014	2013	2012
Cash flows from operating activities
Net income	$2,850	$2,280	$2,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	366	368	388
Realized capital gains and losses	(694)	(594)	(327)
Loss on extinguishment of debt	1	491	—
Loss (gain) on disposition of operations	74	688	(18)
Interest credited to contractholder funds	919	1,278	1,316
Changes in:
Policy benefits and other insurance reserves	541	(55)	214
Unearned premiums	766	602	306
Deferred policy acquisition costs	(220)	(268)	(18)
Premium installment receivables, net	(257)	(205)	(125)
Reinsurance recoverables, net	(1,068)	(729)	(1,560)
Income taxes	205	573	698
Other operating assets and liabilities	(247)	(187)	(126)

Net cash provided by operating activities	3,236	4,242	3,054

Cash flows from investing activities
Proceeds from sales
Fixed income securities	34,609	21,243	18,872
Equity securities	6,755	3,173	1,495
Limited partnership interests	1,473	1,045	1,398
Mortgage loans	10	24	14
Other investments	406	151	148
Investment collections
Fixed income securities	3,736	5,908	5,417
Mortgage loans	1,106	1,020	1,064
Other investments	191	275	128
Investment purchases
Fixed income securities	(38,759)	(24,087)	(22,658)
Equity securities	(5,443)	(3,677)	(671)
Limited partnership interests	(1,398)	(1,312)	(1,524)
Mortgage loans	(501)	(538)	(525)
Other investments	(972)	(1,084)	(665)
Change in short-term investments, net	272	(427)	(698)
Change in other investments, net	46	97	58
Purchases of property and equipment, net	(288)	(207)	(285)
Disposition (acquisition) of operations	378	(24)	13

Net cash provided by investing activities	1,621	1,580	1,581

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,271	493
Repayment of long-term debt	(1,006)	(2,627)	(352)
Proceeds from issuance of preferred stock	965	781	—
Contractholder fund deposits	1,184	2,174	2,158
Contractholder fund withdrawals	(3,446)	(6,556)	(5,519)
Dividends paid on common stock	(477)	(352)	(534)
Dividends paid on preferred stock	(87)	(6)	—
Treasury stock purchases	(2,301)	(1,834)	(913)
Shares reissued under equity incentive plans, net	266	170	85
Excess tax benefits on share-based payment arrangements	41	38	10
Other	(14)	(12)	(33)

Net cash used in financing activities	(4,875)	(5,953)	(4,605)

Net (decrease) increase in cash	(18)	(131)	30
Cash at beginning of year	675	806	776

Cash at end of year	$657	$675	$806

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

       The Allstate Protection segment principally sells private passenger auto and homeowners insurance, with earned premiums accounting for 82% of Allstate's 2014 consolidated revenues. Allstate was the country's second largest personal property and casualty insurer as of December 31, 2013. Allstate Protection, through several companies, is authorized to sell certain property-liability products in all 50 states, the District of Columbia and Puerto Rico. The Company is also authorized to sell certain insurance products in Canada. For 2014, the top geographic locations for premiums earned by the Allstate Protection segment were Texas, California, New York, Florida and Pennsylvania. No other jurisdiction accounted for more than 5% of premiums earned for Allstate Protection.

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

       The Allstate Financial segment sells traditional, interest-sensitive and variable life insurance and voluntary accident and health insurance products. The Company previously offered and continues to have in force fixed annuities such as deferred and immediate annuities, and institutional products consisting of funding agreements sold to unaffiliated trusts that use them to back medium-term notes.

       Allstate Financial, through several companies, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Beginning in 2015, voluntary accident and health insurance products are planned to be sold in Canada. For 2014, the top geographic locations for statutory premiums and annuity considerations for the Allstate Financial segment were California, Texas, Florida and New York. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for Allstate Financial. Allstate Financial distributes its products through Allstate exclusive agencies and exclusive financial specialists, and workplace enrolling independent agents.

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

       The Company monitors economic and regulatory developments that have the potential to impact its business. Federal and state laws and regulations affect the taxation of insurance companies and life insurance products. Congress and various state legislatures from time to time consider legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance. Congress and various state legislatures also consider proposals to reduce the taxation of certain products or investments that may compete with life insurance. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of the Company's products making them less competitive. Such proposals, if adopted, could have an adverse effect on the Company's financial position or Allstate Financial's ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

2.    Summary of Significant Accounting Policies

Investments

       Fixed income securities include bonds, asset-backed securities ("ABS"), residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS") and redeemable preferred stocks. Fixed income securities, which may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes and related life and annuity deferred policy acquisition costs ("DAC"), deferred sales inducement costs ("DSI") and reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income. Cash received from calls and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.

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

       Investments in limited partnership interests, including interests in private equity/debt funds, real estate funds and other funds, where the Company's interest is so minor that it exercises virtually no influence over operating and financial policies are accounted for in accordance with the cost method of accounting; all other investments in limited partnership interests are accounted for in accordance with the equity method of accounting ("EMA").

       Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value. Other investments primarily consist of bank loans, policy loans, agent loans and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost. Policy loans are carried at unpaid principal balances and were $909 million and $919 million as of December 31, 2014 and 2013, respectively. Agent loans are loans issued to exclusive Allstate agents and are carried at unpaid principal balances, net of valuation allowances and unamortized deferred fees or costs. Derivatives are carried at fair value.

       Investment income primarily consists of interest, dividends, income from certain derivative transactions, and income from limited partnership interests. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for ABS, RMBS and CMBS is determined considering estimated pay-downs, including prepayments, obtained from third party data sources and internal estimates. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS, RMBS and CMBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is recalculated on a prospective basis. Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for mortgage loans, bank loans and agent loans that are in default or when full and timely collection of principal and interest payments is not probable. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value. Income from cost method limited partnership interests is recognized upon receipt of amounts distributed by the partnerships. Income from EMA limited partnership interests is recognized based on the Company's share of the partnerships' net income, including unrealized gains and losses, and is recognized on a delay due to the availability of the related financial statements. Income recognition on private equity/debt funds and real estate funds is generally on a three month delay and income recognition on other funds is generally on a one month delay.

       Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, adjustments to valuation allowances on mortgage loans and agent loans, and periodic changes in fair value and settlements of certain derivatives including hedge ineffectiveness. Realized capital gains and losses on investment sales are determined on a specific identification basis.

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

Recognition of premium revenues and contract charges, and related benefits and interest credited

       Property-liability premiums are deferred and earned on a pro-rata basis over the terms of the policies, typically periods of six or twelve months. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premium installment receivables and adjusts its valuation allowance as appropriate. The valuation allowance for uncollectible premium installment receivables was $83 million and $77 million as of December 31, 2014 and 2013, respectively.

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

Deferred policy acquisition and sales inducement costs

       Costs that are related directly to the successful acquisition of new or renewal property-liability insurance, life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration, premium taxes and certain underwriting expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on fixed annuity and interest-sensitive life contracts. These sales inducements are primarily in the form of additional credits to the customer's account balance or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements. All other acquisition costs are expensed as incurred and included in operating costs and expenses. DAC associated with property-liability insurance is amortized into income as premiums are earned, typically over periods of six or twelve months, and is included in amortization of deferred policy acquisition costs. DAC associated with property-liability insurance is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. Amortization of DAC associated with life insurance and investment contracts is included in amortization of deferred policy acquisition costs and is described in more detail below. DSI is amortized into income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds.

       For traditional life insurance, DAC is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions used in the amortization of DAC and reserve calculations are established at the time the policy is issued and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The Company periodically reviews the recoverability of DAC for these policies on an aggregate basis using actual experience. The Company aggregates all traditional life insurance products and immediate annuities with life contingencies in the analysis. If actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.

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

       The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $66 million and $79 million as of December 31, 2014 and 2013, respectively. Amortization expense of the present value of future profits was $13 million, $16 million and $41 million in 2014, 2013 and 2012, respectively.

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

Goodwill

       Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $823 million and $396 million as of December 31, 2014 and $825 million and $418 million as of December 31, 2013 for the Allstate Protection segment and the Allstate Financial segment, respectively. The Company's reporting units are equivalent to its reporting segments, Allstate Protection and Allstate Financial. Goodwill is allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination. Goodwill is not amortized but is tested for impairment at least annually. The Company performs its annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter. The Company also reviews goodwill for impairment whenever events or changes in circumstances, such as deteriorating or adverse market conditions, indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.

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

       Goodwill impairment evaluations indicated no impairment as of December 31, 2014 or 2013.

Property and equipment

       Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Certain facilities and equipment held under capital leases are also classified as property and equipment with the related lease obligations recorded as liabilities. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $2.12 billion and $2.19 billion as of December 31, 2014 and 2013, respectively. Depreciation expense on property and equipment was $228 million, $208 million and $214 million in 2014, 2013 and 2012, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

       The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. The assumptions are established at the time the policy is issued and are generally not changed during the life of the policy. The Company periodically reviews the adequacy of reserves for these policies on an aggregate basis using actual experience. If actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. To the extent that unrealized gains on fixed income securities would result in a premium deficiency if those gains were realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of unrealized net capital gains included in accumulated other comprehensive income.

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

Equity incentive plans

       The Company has equity incentive plans under which the Company grants nonqualified stock options, restricted stock units and performance stock awards ("equity awards") to certain employees and directors of the Company. The Company measures the fair value of equity awards at the award date and recognizes the expense over the shorter of the period in which the requisite service is rendered or retirement eligibility is attained. The expense for performance stock awards is adjusted each period to reflect the performance factor most likely to be achieved at the end of the performance period. The Company uses a binomial lattice model to determine the fair value of employee stock options.

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

Consolidation of variable interest entities ("VIEs")

       The Company consolidates VIEs when it is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.

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

       The computation of basic and diluted earnings per common share for the years ended December 31 is presented in the following table.

($ in millions, except per share data)	2014	2013	2012
Numerator:
Net income	$2,850	$2,280	$2,306
Less: Preferred stock dividends	104	17	—

Net income available to common shareholders	2,746	2,263	2,306

Denominator:
Weighted average common shares outstanding	431.4	464.4	489.4
Effect of dilutive potential common shares:
Stock options	4.7	4.1	2.4
Restricted stock units (non-participating) and performance stock awards	2.1	1.8	1.2

Weighted average common and dilutive potential common shares outstanding	438.2	470.3	493.0

Earnings per common share – Basic	$6.37	$4.87	$4.71
Earnings per common share – Diluted	$6.27	$4.81	$4.68

       The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 3.0 million, 8.8 million and 20.4 million Allstate common shares, with exercise prices ranging from $49.96 to $67.61, $40.49 to $62.42 and $26.56 to $62.84, were outstanding in 2014, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per common share in those years.

Pending accounting standards

Accounting for Investments in Qualified Affordable Housing Projects

       In January 2014, the Financial Accounting Standards Board ("FASB") issued guidance which allows entities that invest in certain qualified affordable housing projects through limited liability entities the option to account for these investments using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. The guidance is effective for reporting periods beginning after December 15, 2014 and is to be applied retrospectively. The impact of adoption is not expected to be material to the Company's results of operations and financial position.

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

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

       In June 2014, the FASB issued guidance which clarifies that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. Compensation costs should reflect the amount attributable to the periods for which the requisite service has been rendered. Total compensation expense recognized during and after the requisite service period (which may differ from the vesting period) should reflect the number of awards that are expected to vest and should be adjusted to reflect the number of awards that ultimately vest. The guidance is effective for reporting periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively. The

Company's existing accounting policy for performance targets that affect the vesting of share-based payment awards is consistent with the proposed guidance and as such the impact of adoption is not expected to affect the Company's results of operations or financial position.

3.    Disposition

       On April 1, 2014, the Company sold Lincoln Benefit Life Company ("LBL"), LBL's life insurance business generated through independent master brokerage agencies, and all of LBL's deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc. The gross sale price was $797 million, representing $596 million of cash and the retention of tax benefits. The loss on disposition increased by $101 million, pre-tax, ($60 million, after-tax) in 2014. The loss on disposition in 2014 included a $22 million, pre-tax, reduction in goodwill.

       In conjunction with the sale, the Company was required to establish a trust relating to the business that LBL continues to cede to ALIC. This trust is required to have assets greater than or equal to the statutory reserves ceded by LBL to ALIC, measured on a monthly basis. As of December 31, 2014, the trust holds $5.28 billion of investments, which are reported in the Consolidated Statement of Financial Position.

       The following table summarizes the assets and liabilities classified as held for sale as of December 31, 2013.

($ in millions)
Assets
Investments
Fixed income securities	$10,167
Mortgage loans	1,367
Short-term investments	160
Other investments	289

Total investments	11,983
Cash	—
Deferred policy acquisition costs	743
Reinsurance recoverables, net	1,660
Accrued investment income	109
Other assets	79
Separate Accounts	1,701

Assets held for sale	16,275
Less: Loss accrual	(682)

Total assets held for sale	$15,593

Liabilities
Reserve for life-contingent contract benefits	$1,894
Contractholder funds	10,945
Unearned premiums	12
Deferred income taxes	151
Other liabilities and accrued expenses	196
Separate Accounts	1,701

Total liabilities held for sale	$14,899

       Included in shareholders' equity is $85 million of accumulated other comprehensive income related to assets held for sale as of December 31, 2013.

4.    Supplemental Cash Flow Information

       Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $120 million, $322 million and $323 million in 2014, 2013 and 2012, respectively. Non-cash financing activities include $47 million, $94 million and $39 million related to the issuance of Allstate common shares for vested restricted stock units in 2014, 2013 and 2012, respectively.

       Liabilities for collateral received in conjunction with the Company's securities lending program were $780 million, $609 million and $784 million as of December 31, 2014, 2013 and 2012, respectively, and are reported in other liabilities and accrued expenses. Obligations to return cash collateral for over-the-counter ("OTC") and cleared derivatives were $2 million, $15 million and $24 million as of December 31, 2014, 2013 and 2012, respectively, and are reported in other liabilities and accrued expenses or other investments. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Net change in proceeds managed
Net change in short-term investments	$(167)	$190	$(341)

Operating cash flow (used) provided	(167)	190	(341)
Net change in cash	9	(6)	(5)

Net change in proceeds managed	$(158)	$184	$(346)

Net change in liabilities
Liabilities for collateral, beginning of year	$(624)	$(808)	$(462)
Liabilities for collateral, end of year	(782)	(624)	(808)

Operating cash flow provided (used)	$158	$(184)	$346

5.    Investments

Fair values

       The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

		Gross unrealized
	Amortized cost			Fair value
($ in millions)		Gains	Losses
December 31, 2014
U.S. government and agencies	$4,192	$139	$(3)	$4,328
Municipal	7,877	645	(25)	8,497
Corporate	40,386	1,998	(240)	42,144
Foreign government	1,543	102	—	1,645
ABS	3,971	38	(31)	3,978
RMBS	1,108	112	(13)	1,207
CMBS	573	44	(2)	615
Redeemable preferred stock	22	4	—	26

Total fixed income securities	$59,672	$3,082	$(314)	$62,440

December 31, 2013
U.S. government and agencies	$2,791	$129	$(7)	$2,913
Municipal	8,446	364	(87)	8,723
Corporate	39,331	1,659	(387)	40,603
Foreign government	1,736	99	(11)	1,824
ABS	4,491	71	(44)	4,518
RMBS	1,403	101	(30)	1,474
CMBS	788	48	(7)	829
Redeemable preferred stock	22	4	—	26

Total fixed income securities	$59,008	$2,475	$(573)	$60,910

Scheduled maturities

       The scheduled maturities for fixed income securities are as follows as of December 31, 2014:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$3,553	$3,593
Due after one year through five years	26,200	26,865
Due after five years through ten years	15,885	16,527
Due after ten years	8,382	9,655

	54,020	56,640
ABS, RMBS and CMBS	5,652	5,800

Total	$59,672	$62,440

       Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

       Net investment income for the years ended December 31 is as follows:

($ in millions)	2014	2013	2012
Fixed income securities	$2,447	$2,921	$3,234
Equity securities	117	149	127
Mortgage loans	265	372	374
Limited partnership interests	614	541	348
Short-term investments	7	5	6
Other	170	161	132

Investment income, before expense	3,620	4,149	4,221
Investment expense	(161)	(206)	(211)

Net investment income	$3,459	$3,943	$4,010

Realized capital gains and losses

       Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Fixed income securities	$130	$262	$107
Equity securities	582	327	183
Mortgage loans	2	20	8
Limited partnership interests	13	(5)	13
Derivatives	(38)	(10)	23
Other	5	—	(7)

Realized capital gains and losses	$694	$594	$327

       Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Impairment write-downs	$(32)	$(72)	$(185)
Change in intent write-downs	(213)	(143)	(48)

Net other-than-temporary impairment losses recognized in earnings	(245)	(215)	(233)
Sales	975	819	536
Valuation and settlements of derivative instruments	(36)	(10)	24

Realized capital gains and losses	$694	$594	$327

       Gross gains of $1.10 billion, $968 million and $865 million and gross losses of $169 million, $175 million and $356 million were realized on sales of fixed income and equity securities during 2014, 2013 and 2012, respectively.

       Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2014			2013			2012
	Gross	Included in OCI	Net	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(10)	$—	$(10)	$(24)	$(5)	$(29)	$(42)	$9	$(33)
Corporate	(7)	—	(7)	—	—	—	(21)	(2)	(23)
ABS	(12)	1	(11)	—	(2)	(2)	—	—	—
RMBS	6	(4)	2	(3)	2	(1)	(65)	(4)	(69)
CMBS	(1)	—	(1)	(32)	(3)	(35)	(22)	3	(19)

Total fixed income securities	(24)	(3)	(27)	(59)	(8)	(67)	(150)	6	(144)
Equity securities	(196)	—	(196)	(137)	—	(137)	(75)	—	(75)
Mortgage loans	5	—	5	11	—	11	5	—	5
Limited partnership interests	(27)	—	(27)	(18)	—	(18)	(8)	—	(8)
Other	—	—	—	(4)	—	(4)	(11)	—	(11)

Other-than-temporary impairment losses	$(242)	$(3)	$(245)	$(207)	$(8)	$(215)	$(239)	$6	$(233)

       The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amount excludes $233 million and $260 million as of December 31, 2014 and 2013, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	December 31, 2014	December 31, 2013
Municipal	$(8)	$(9)
ABS	(2)	(10)
RMBS	(108)	(152)
CMBS	(5)	(12)

Total	$(123)	$(183)

       Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2014	2013	2012
Beginning balance	$(513)	$(617)	$(944)
Additional credit loss for securities previously other-than-temporarily impaired	(6)	(30)	(58)
Additional credit loss for securities not previously other-than-temporarily impaired	(18)	(19)	(50)
Reduction in credit loss for securities disposed or collected	95	150	427
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	—	2	7
Change in credit loss due to accretion of increase in cash flows	3	1	1
Reduction in credit loss for securities sold in LBL disposition	59	—	—

Ending balance (1)	$(380)	$(513)	$(617)

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

Unrealized net capital gains and losses

       Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

		Gross unrealized
	Fair value			Unrealized net gains (losses)
($ in millions) December 31, 2014		Gains	Losses
Fixed income securities	$62,440	$3,082	$(314)	$2,768
Equity securities	4,104	467	(55)	412
Short-term investments	2,540	—	—	—
Derivative instruments (1)	2	3	(5)	(2)
Equity method ("EMA") limited partnerships (2)				(5)

Unrealized net capital gains and losses, pre-tax				3,173
Amounts recognized for:
Insurance reserves (3)				(28)
DAC and DSI (4)				(179)

Amounts recognized				(207)
Deferred income taxes				(1,040)

Unrealized net capital gains and losses, after-tax				$1,926

(1)
Included in the fair value of derivative instruments are $3 million classified as assets and $1 million classified as liabilities.
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

		Gross unrealized
	Fair value			Unrealized net gains (losses)
($ in millions) December 31, 2013		Gains	Losses
Fixed income securities	$60,910	$2,475	$(573)	$1,902
Equity securities	5,097	658	(34)	624
Short-term investments	2,393	—	—	—
Derivative instruments (1)	(13)	1	(19)	(18)
EMA limited partnerships				(3)
Investments classified as held for sale				190

Unrealized net capital gains and losses, pre-tax				2,695
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(158)

Amounts recognized				(158)
Deferred income taxes				(891)

Unrealized net capital gains and losses, after-tax				$1,646

(1)
Included in the fair value of derivative instruments are $1 million classified as assets and $14 million classified as liabilities.

Change in unrealized net capital gains and losses

       The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2014	2013	2012
Fixed income securities	$866	$(3,200)	$2,368
Equity securities	(212)	164	300
Derivative instruments	16	4	(5)
EMA limited partnerships	(2)	(10)	5
Investments classified as held for sale	(190)	190	—

Total	478	(2,852)	2,668
Amounts recognized for:
Insurance reserves	(28)	771	(177)
DAC and DSI	(21)	254	(288)

Amounts recognized	(49)	1,025	(465)
Deferred income taxes	(149)	639	(769)

Increase (decrease) in unrealized net capital gains and losses, after-tax	$280	$(1,188)	$1,434

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

($ in millions)	Less than 12 months			12 months or more
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
December 31, 2014
Fixed income securities
U.S. government and agencies	21	$1,501	$(3)	—	$—	$—	$(3)
Municipal	252	1,008	(9)	19	116	(16)	(25)
Corporate	576	7,545	(147)	119	1,214	(93)	(240)
Foreign government	2	13	—	1	19	—	—
ABS	81	1,738	(11)	26	315	(20)	(31)
RMBS	75	70	(1)	188	156	(12)	(13)
CMBS	8	33	—	3	32	(2)	(2)

Total fixed income securities	1,015	11,908	(171)	356	1,852	(143)	(314)
Equity securities	258	866	(53)	1	11	(2)	(55)

Total fixed income and equity securities	1,273	$12,774	$(224)	357	$1,863	$(145)	$(369)

Investment grade fixed income securities	754	$9,951	$(71)	281	$1,444	$(87)	$(158)
Below investment grade fixed income securities	261	1,957	(100)	75	408	(56)	(156)

Total fixed income securities	1,015	$11,908	$(171)	356	$1,852	$(143)	$(314)

December 31, 2013
Fixed income securities
U.S. government and agencies	22	$700	$(7)	—	$—	$—	$(7)
Municipal	315	2,065	(41)	38	208	(46)	(87)
Corporate	796	10,375	(308)	54	550	(79)	(387)
Foreign government	36	262	(9)	1	18	(2)	(11)
ABS	85	1,715	(10)	43	429	(34)	(44)
RMBS	134	149	(4)	175	247	(26)	(30)
CMBS	8	22	—	7	52	(7)	(7)

Total fixed income securities	1,396	15,288	(379)	318	1,504	(194)	(573)
Equity securities	158	982	(34)	1	—	—	(34)

Total fixed income and equity securities	1,554	$16,270	$(413)	319	$1,504	$(194)	$(607)

Investment grade fixed income securities	1,217	$14,019	$(340)	221	$975	$(116)	$(456)
Below investment grade fixed income securities	179	1,269	(39)	97	529	(78)	(117)

Total fixed income securities	1,396	$15,288	$(379)	318	$1,504	$(194)	$(573)

       As of December 31, 2014, $284 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $284 million, $130 million are related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

       As of December 31, 2014, the remaining $85 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $28 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $85 million, $49 million are related to below investment grade fixed income securities and $8 million are related to equity securities. Of these amounts, $6 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2014.

       ABS, RMBS and CMBS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities' positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for ABS and RMBS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable. Municipal bonds in an unrealized loss position were evaluated based on the underlying credit quality of the primary obligor, obligation type and quality of the underlying assets. Unrealized losses on equity securities are primarily related to temporary equity market fluctuations of securities that are expected to recover.

       As of December 31, 2014, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2014, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

       As of December 31, 2014 and 2013, the carrying value of equity method limited partnerships totaled $3.41 billion and $3.52 billion, respectively. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

       As of December 31, 2014 and 2013, the carrying value for cost method limited partnerships was $1.12 billion and $1.44 billion, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee's capital. Additionally, the Company's portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.

       Tax credit funds were reclassified from limited partnership interests to other assets during 2014 since the return on these funds is in the form of tax credits rather than investment income. These tax credit funds totaled $560 million as of December 31, 2014.

Mortgage loans

       The Company's mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States and totaled, net of valuation allowance, $4.19 billion and $4.72 billion as of December 31, 2014 and 2013, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage loan portfolio. No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage loan portfolio carrying value)	2014	2013
California	23.9%	23.0%
Illinois	9.4	10.0
New Jersey	8.0	6.8
Texas	8.0	6.3
New York	5.9	6.0
Florida	5.0	5.7
District of Columbia	2.4	5.3

       The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage loan portfolio carrying value)	2014	2013
Office buildings	24.3%	26.5%
Apartment complex	23.3	23.2
Retail	22.2	21.0
Warehouse	17.8	18.0
Other	12.4	11.3

Total	100.0%	100.0%

       The contractual maturities of the mortgage loan portfolio as of December 31, 2014 are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2015	21	$249	5.9%
2016	37	398	9.5
2017	37	419	10.0
2018	36	459	11.0
Thereafter	190	2,663	63.6

Total	321	$4,188	100.0%

       Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2014.

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

       The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution as of December 31:

($ in millions)	2014			2013
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$110	$—	$110	$153	$—	$153
1.0 - 1.25	424	—	424	613	—	613
1.26 - 1.50	1,167	1	1,168	1,233	2	1,235
Above 1.50	2,450	20	2,470	2,562	77	2,639

Total non-impaired mortgage loans	$4,151	$21	$4,172	$4,561	$79	$4,640

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

       The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2014	2013
Impaired mortgage loans with a valuation allowance	$16	$81
Impaired mortgage loans without a valuation allowance	—	—

Total impaired mortgage loans	$16	$81

Valuation allowance on impaired mortgage loans	$8	$21

       The average balance of impaired loans was $27 million, $88 million and $202 million during 2014, 2013 and 2012, respectively.

       The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2014	2013	2012
Beginning balance	$21	$42	$63
Net decrease in valuation allowance	(5)	(11)	(5)
Charge offs	(8)	(8)	(16)
Mortgage loans classified as held for sale	—	(2)	—

Ending balance	$8	$21	$42

       Payments on all mortgage loans were current as of December 31, 2014 and 2013.

Municipal bonds

       The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio as of December 31. No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2014	2013
Texas	9.1%	8.7%
California	9.1	8.0
New York	6.7	6.3
Florida	5.9	6.3

Concentration of credit risk

       As of December 31, 2014, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company's shareholders' equity.

Securities loaned

       The Company's business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2014 and 2013, fixed income and equity securities with a carrying value of $755 million and $590 million, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $2 million in each of 2014, 2013 and 2012.

Other investment information

       Included in fixed income securities are below investment grade assets totaling $6.69 billion and $6.44 billion as of December 31, 2014 and 2013, respectively.

       As of December 31, 2014, fixed income securities and short-term investments with a carrying value of $240 million were on deposit with regulatory authorities as required by law.

       As of December 31, 2014, the carrying value of fixed income securities that were non-income producing was $31 million.

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

       The Company has two types of situations where investments are classified as Level 3 in the fair value hierarchy. The first is where specific inputs significant to the fair value estimation models are not market observable. This primarily occurs in the Company's use of broker quotes to value certain securities where the inputs have not been corroborated to be market observable, and the use of valuation models that use significant non-market observable inputs.

       The second situation where the Company classifies securities in Level 3 is where quotes continue to be received from independent third-party valuation service providers and all significant inputs are market observable; however, there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources.

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

  •
  Assets held for sale:  Comprise municipal, corporate, ABS and CMBS fixed income securities that were classified as held for sale as of December 31, 2013. The valuation is based on the respective asset type as described above.

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

  •
  Liabilities held for sale:  Comprise derivatives embedded in life and annuity contracts that were classified as held for sale as of December 31, 2013. The valuation is the same as described above for contractholder funds.

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

       The following table summarizes the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$3,240	$1,082	$6		$4,328
Municipal	—	8,227	270		8,497
Corporate	—	41,253	891		42,144
Foreign government	—	1,645	—		1,645
ABS	—	3,782	196		3,978
RMBS	—	1,206	1		1,207
CMBS	—	592	23		615
Redeemable preferred stock	—	26	—		26

Total fixed income securities	3,240	57,813	1,387		62,440
Equity securities	3,787	234	83		4,104
Short-term investments	692	1,843	5		2,540
Other investments: Free-standing derivatives	—	95	2	$(5)	92
Separate account assets	4,396	—	—		4,396
Other assets	2	—	1		3

Total recurring basis assets	12,117	59,985	1,478	(5)	73,575
Non-recurring basis (1)	—	—	9		9

Total assets at fair value	$12,117	$59,985	$1,487	$(5)	$73,584

% of total assets at fair value	16.5%	81.5%	2.0%	—%	100.0%
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(323)		$(323)
Other liabilities: Free-standing derivatives	(1)	(50)	(9)	$22	(38)

Total liabilities at fair value	$(1)	$(50)	$(332)	$22	$(361)

% of total liabilities at fair value	0.3%	13.8%	92.0%	(6.1)%	100.0%

(1)
Includes $6 million of mortgage loans and $3 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

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

       The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
December 31, 2014
Derivatives embedded in life and annuity contracts — Equity-indexed and forward starting options	$(278)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%
December 31, 2013
Derivatives embedded in life and annuity contracts — Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.75%
Liabilities held for sale — Equity-indexed and forward starting options	$(246)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.91%

       If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

       As of December 31, 2014 and 2013, Level 3 fair value measurements include $1.03 billion and $1.27 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $169 million and $208 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies. As of December 31, 2013, Level 3 fair value measurements for assets held for sale include $319 million of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

       The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$7	$—	$—	$—	$—
Municipal	343	(2)	18	—	(17)
Corporate	1,109	24	(14)	89	(125)
ABS	192	1	2	49	(144)
RMBS	2	—	—	—	—
CMBS	43	(1)	—	5	(4)
Redeemable preferred stock	1	—	—	—	—

Total fixed income securities	1,697	22	6	143	(290)
Equity securities	132	22	(16)	—	(2)
Short-term investments	—	—	—	—	—
Free-standing derivatives, net	(5)	—	—	—	—
Other assets	—	1	—	—	—
Assets held for sale	362	(1)	2	4	(2)

Total recurring Level 3 assets	$2,186	$44	$(8)	$147	$(294)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(8)	$—	$—	$—
Liabilities held for sale	(246)	17	—	—	—

Total recurring Level 3 liabilities	$(553)	$9	$—	$—	$—

	Sold in LBL disposition (3)	Purchases/ Issues (4)	Sales	Settlements	Balance as of December 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$6
Municipal	—	6	(74)	(4)	270
Corporate	—	64	(140)	(116)	891
ABS	—	119	—	(23)	196
RMBS	—	—	—	(1)	1
CMBS	4	8	(1)	(31)	23
Redeemable preferred stock	—	—	(1)	—	—

Total fixed income securities	4	197	(216)	(176)	1,387
Equity securities	—	83	(136)	—	83
Short-term investments	—	45	(40)	—	5
Free-standing derivatives, net	—	2	—	(4)	(7	) (2)
Other assets	—	—	—	—	1
Assets held for sale	(351)	—	(8)	(6)	—

Total recurring Level 3 assets	$(347)	$327	$(400)	$(186)	$1,469

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(14)	$—	$6	$(323)
Liabilities held for sale	230	(4)	—	3	—

Total recurring Level 3 liabilities	$230	$(18)	$—	$9	$(323)

(1)
The effect to net income totals $53 million and is reported in the Consolidated Statements of Operations as follows: $34 million in realized capital gains and losses, $13 million in net investment income, $(5) million in interest credited to contractholder funds, $15 million in life and annuity contract benefits and $(4) million in loss on disposition of operations.
(2)
Comprises $2 million of assets and $9 million of liabilities.
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

       There were no transfers between Level 1 and Level 2 during 2014 or 2013. During 2012, certain U.S. government securities were transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.

       Transfers into Level 3 during 2014, 2013 and 2012 included situations where a fair value quote was not provided by the Company's independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during 2014, 2013 and 2012 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company's independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

       The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of December 31.

($ in millions)	2014	2013	2012
Assets
Fixed income securities:
Municipal	$(7)	$(19)	$(28)
Corporate	11	13	15
ABS	1	(1)	—
RMBS	(1)	(1)	(1)
CMBS	—	(2)	(3)

Total fixed income securities	4	(10)	(17)
Equity securities	—	—	(6)
Free-standing derivatives, net	5	10	6
Other assets	1	(1)	—
Assets held for sale	—	(2)	—

Total recurring Level 3 assets	$10	$(3)	$(17)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(8)	$89	$168
Liabilities held for sale	17	20	—

Total recurring Level 3 liabilities	$9	$109	$168

       The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $19 million in 2014 and are reported as follows: $(3) million in realized capital gains and losses, $12 million in net investment income, $(5) million in interest credited to contractholder funds and $15 million in life and annuity contract benefits. These gains and losses total $106 million in 2013 and are reported as follows: $(9) million in realized capital gains and losses, $12 million in net investment income, $35 million in interest credited to contractholder funds, $74 million in life and annuity contract benefits and $(6) million in loss on disposition of operations. These gains and losses total $151 million in 2012 and are reported as follows: $(37) million in realized capital gains and losses, $21 million in net investment income, $131 million in interest credited to contractholder funds and $36 million in life and annuity contract benefits.

       Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	December 31, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,188	$4,446	$4,721	$4,871
Cost method limited partnerships	1,122	1,488	1,443	1,835
Bank loans	1,663	1,638	1,242	1,244
Agent loans	368	361	341	325
Assets held for sale	—	—	1,458	1,532

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

Financial liabilities

($ in millions)	December 31, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$13,734	$14,390	$15,569	$16,225
Long-term debt	5,194	5,835	6,201	6,509
Liability for collateral	782	782	624	624
Liabilities held for sale	—	—	7,417	7,298

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

       Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to balance the respective interest-rate sensitivities of its assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Allstate Financial uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and futures and options for hedging the equity exposure contained in its equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, Allstate Financial uses interest rate swaps to hedge interest rate risk inherent in funding agreements. Allstate Financial uses foreign currency swaps and forwards primarily to reduce the foreign currency risk associated with holding foreign currency denominated investments. Credit default swaps are typically used to mitigate the credit risk within the Allstate Financial fixed income portfolio.

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

       Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of December 31, 2014, the Company pledged $41 million of cash and securities in the form of margin deposits.

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

       The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2014.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$85	n/a	$3	$3	$—

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	163	n/a	2	2	—
Equity and index contracts
Options and warrants (2)	Other investments	—	3,225	83	83	—
Financial futures contracts	Other assets	—	2,204	2	2	—
Foreign currency contracts
Foreign currency forwards	Other investments	471	n/a	(15)	1	(16)
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps — buying protection	Other investments	29	n/a	—	—	—
Credit default swaps — selling protection	Other investments	100	n/a	2	2	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—

Subtotal		1,766	5,429	75	91	(16)

Total asset derivatives		$1,851	5,429	$78	$94	$(16)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$50	n/a	$(1)	$—	$(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	1	1	—
Interest rate cap agreements	Other liabilities & accrued expenses	11	n/a	—	—	—
Financial futures contracts	Other liabilities & accrued expenses	—	700	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	3,960	(23)	—	(23)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	228	n/a	(1)	2	(3)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	615	n/a	(32)	—	(32)
Guaranteed withdrawal benefits	Contractholder funds	425	n/a	(13)	—	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,786	n/a	(278)	—	(278)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps — buying protection	Other liabilities & accrued expenses	420	n/a	(6)	1	(7)
Credit default swaps — selling protection	Other liabilities & accrued expenses	205	n/a	(8)	2	(10)

Subtotal		3,860	4,660	(360)	6	(366)

Total liability derivatives		3,910	4,660	(361)	$6	$(367)

Total derivatives		$5,761	10,089	$(283)

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

($ in millions, except number of contracts)
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$1	$1	$—

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swaption agreements	Other investments	1,420	n/a	—	—	—
Interest rate cap agreements	Other investments	61	n/a	2	2	—
Financial futures contracts	Other assets	—	550	—	—	—
Equity and index contracts
Options and warrants (2)	Other investments	3	10,035	263	263	—
Financial futures contracts	Other assets	—	1,432	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	161	n/a	10	10	—
Embedded derivative financial instruments
Credit default swaps	Fixed income securities	12	n/a	(12)	—	(12)
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps — buying protection	Other investments	2	n/a	—	—	—
Credit default swaps — selling protection	Other investments	105	n/a	2	2	—
Other contracts
Other contracts	Other assets	4	n/a	—	—	—

Subtotal		2,768	12,017	266	278	(12)

Total asset derivatives		$2,784	12,017	$267	$279	$(12)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$132	n/a	$(15)	$—	$(15)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	4	4	—
Interest rate swaption agreements	Other liabilities & accrued expenses	4,570	n/a	1	1	—
Interest rate cap agreements	Other liabilities & accrued expenses	262	n/a	4	4	—
Equity and index contracts
Options	Other liabilities & accrued expenses	55	10,035	(165)	2	(167)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	148	n/a	(3)	2	(5)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	738	n/a	(43)	—	(43)
Guaranteed withdrawal benefits	Contractholder funds	506	n/a	(13)	—	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,693	n/a	(247)	—	(247)
	Liabilities held for sale	2,363	n/a	(246)	—	(246)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(4)	—	(4)
Credit default contracts
Credit default swaps — buying protection	Other liabilities & accrued expenses	397	n/a	(6)	—	(6)
Credit default swaps — selling protection	Other liabilities & accrued expenses	185	n/a	(13)	2	(15)

Subtotal		11,087	10,035	(731)	15	(746)

Total liability derivatives		11,219	10,035	(746)	$15	$(761)

Total derivatives		$14,003	22,052	$(479)

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2014
Asset derivatives	$12	$(22)	$17	$7	$(4)	$3
Liability derivatives	(35)	22	—	(13)	8	(5)
December 31, 2013
Asset derivatives	$28	$(15)	$(9)	$4	$(4)	$—
Liability derivatives	(41)	15	(4)	(30)	23	(7)

       The following table provides a summary of the impacts of the Company's foreign currency contracts in cash flow hedging relationships for the years ended December 31. Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses in 2014, 2013 or 2012.

($ in millions)	2014	2013	2012
Gain (loss) recognized in OCI on derivatives during the period	$12	$3	$(6)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(2)	(18)	(22)
Loss reclassified from AOCI into income (net investment income)	(2)	(1)	—
Loss reclassified from AOCI into income (realized capital gains and losses)	(2)	—	(1)

       The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations for the years ended December 31. In 2014 and 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)
	Net investment income	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
2014
Interest rate contracts	$—	$(10)	$—	$—	$—	$(4)	$(14)
Equity and index contracts	—	(18)	—	38	9	—	29
Embedded derivative financial instruments	—	—	15	(14)	—	—	1
Foreign currency contracts	—	(9)	—	—	(8)	—	(17)
Credit default contracts	—	1	—	—	—	—	1
Other contracts	—	—	—	(2)	—	—	(2)

Total	$—	$(36)	$15	$22	$1	$(4)	$(2)

2013
Interest rate contracts	$—	$4	$—	$—	$—	$(6)	$(2)
Equity and index contracts	—	(12)	—	94	34	—	116
Embedded derivative financial instruments	—	(1)	74	(75)	—	—	(2)
Foreign currency contracts	—	(9)	—	—	7	—	(2)
Credit default contracts	—	8	—	—	—	—	8
Other contracts	—	—	—	(3)	—	—	(3)

Total	$—	$(10)	$74	$16	$41	$(6)	$115

2012
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$—	$—	$—	$—	$—	$(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(1)	—	—	—	—	(1)
Equity and index contracts	—	(4)	—	56	17	—	69
Embedded derivative financial instruments	—	21	36	134	—	—	191
Foreign currency contracts	—	(1)	—	—	7	—	6
Credit default contracts	—	9	—	—	—	—	9
Other contracts	—	—	—	3	—	—	3

Subtotal	—	24	36	193	24	—	277

Total	$(1)	$24	$36	$193	$24	$—	$276

       Changes in fair value of the Company's fair value hedging relationships for 2012 resulted in a $3 million gain on interest rate contract derivatives and a $3 million loss on the hedged risk of investments, both of which were reported in net investment income.

       The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements ("MNAs") and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2014, counterparties pledged $4 million in cash and securities to the Company, and the Company pledged $25 million in cash and securities to counterparties which includes $7 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $18 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

($ in millions)	2014				2013
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$164	$2	$1	1	$22	$1	$1
A	3	118	3	2	5	1,628	9	2
A–	1	8	—	—	1	24	1	—
BBB+	1	11	—	—	1	33	3	—
BBB	1	52	—	—	1	76	1	—

Total	7	$353	$5	$3	9	$1,783	$15	$3

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

($ in millions)	2014	2013
Gross liability fair value of contracts containing credit-risk-contingent features	$16	$28
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(4)	(11)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(7)	(14)

Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$5	$3

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

       The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

	Notional amount
($ in millions)
				BB and lower		Fair value
	AA	A	BBB		Total
December 31, 2014
Single name
Corporate debt	$20	$15	$90	$—	$125	$1
First-to-default Basket
Municipal	—	100	—	—	100	(9)
Index
Corporate debt	—	22	52	6	80	2

Total	$20	$137	$142	$6	$305	$(6)

December 31, 2013
Single name
Corporate debt	$20	$25	$65	$—	$110	$2
First-to-default Basket
Municipal	—	100	—	—	100	(15)
Index
Corporate debt	1	20	55	4	80	2

Total	$21	$145	$120	$4	$290	$(11)

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

Off-balance sheet financial instruments

       The contractual amounts of off-balance sheet financial instruments as of December 31 are as follows:

($ in millions)	2014	2013
Commitments to invest in limited partnership interests	$2,429	$2,846
Commitments to extend mortgage loans	49	1
Private placement commitments	98	43
Other loan commitments	46	26

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

       Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at a predetermined interest rate. Commitments generally have fixed expiration dates or other termination clauses. The fair value of commitments to extend mortgage loans, which are secured by the underlying properties, is $1 million as of December 31, 2014, and is valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers.

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

       Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

($ in millions)	2014	2013	2012
Balance as of January 1	$21,857	$21,288	$20,375
Less reinsurance recoverables	4,664	4,010	2,588

Net balance as of January 1	17,193	17,278	17,787

Esurance acquisition	—	—	(13	) (1)
Incurred claims and claims expense related to:
Current year	19,512	18,032	19,149
Prior years	(84)	(121)	(665)

Total incurred	19,428	17,911	18,484

Claims and claims expense paid related to:
Current year	12,924	11,658	12,545
Prior years	6,468	6,338	6,435

Total paid	19,392	17,996	18,980

Net balance as of December 31	17,229	17,193	17,278
Plus reinsurance recoverables	5,694	4,664	4,010

Balance as of December 31	$22,923	$21,857	$21,288

(1)
The Esurance opening balance sheet reserves were reestimated in 2012 resulting in a reduction in reserves due to lower severity. The adjustment was recorded as a reduction in goodwill and an increase in payables to the seller under the terms of the purchase agreement and therefore had no impact on claims expense.

       Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $1.99 billion, $1.25 billion and $2.35 billion in 2014, 2013 and 2012, respectively, net of reinsurance and other recoveries (see Note 10). Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company's results of operations and financial position.

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

       During 2014, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $238 million primarily due to claim severity development that was better than expected, net increases in homeowners reserves of $29 million due to unfavorable catastrophe reserve reestimates, net increases in other reserves of $13 million, and net increases in Discontinued Lines and Coverages reserves of $112 million. Incurred claims and claims expense includes unfavorable catastrophe loss reestimates of $43 million, net of reinsurance and other recoveries.

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

       For further discussion of asbestos and environmental reserves, see Note 14.

9.    Reserve for Life-Contingent Contract Benefits and Contractholder Funds

       As of December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2014	2013
Immediate fixed annuities:
Structured settlement annuities	$6,682	$6,645
Other immediate fixed annuities	2,250	2,283
Traditional life insurance	2,521	2,542
Accident and health insurance	830	816
Other	97	100

Total reserve for life-contingent contract benefits	$12,380	$12,386

       The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 2.7% to 9.0%	Present value of contractually specified future benefits
Other immediate fixed annuities

1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications; Annuity 2000 mortality table; 1983 individual annuity mortality table with internal modifications

		Interest rate assumptions range from 0% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 2.5% to 11.3%	Net level premium reserve method using the Company's withdrawal experience rates; includes reserves for unpaid claims
Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 3.0% to 7.0%	Unearned premium; additional contract reserves for mortality risk and unpaid claims
Other:
Variable annuity guaranteed minimum death benefits (1)	Annuity 2012 mortality table with internal modifications	Interest rate assumptions range from 2.6% to 5.8%	Projected benefit ratio applied to cumulative assessments

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively "Prudential").

       To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies. A liability of $28 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2014. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income. The liability was zero as of December 31, 2013.

       As of December 31, contractholder funds consist of the following:

($ in millions)	2014	2013
Interest-sensitive life insurance	$7,880	$7,777
Investment contracts:
Fixed annuities	14,310	16,199
Funding agreements backing medium-term notes	85	89
Other investment contracts	254	239

Total contractholder funds	$22,529	$24,304

       The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0% to 9.0% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 0% to 9.8% for immediate annuities; (8.0)% to 13.5% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.1% to 6.0% for all other products

Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 21.5% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Funding agreements backing medium-term notes	Interest rate credited is 2.49%	Not applicable
Other investment contracts:
Guaranteed minimum income, accumulation and withdrawal benefits on variable (1) and fixed annuities and secondary guarantees on interest-sensitive life insurance and fixed annuities	Interest rates used in establishing reserves range from 1.7% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.

       Contractholder funds include funding agreements held by VIEs issuing medium-term notes. The VIEs are Allstate Life Funding, LLC and Allstate Life Global Funding, and their primary assets are funding agreements used exclusively to back medium-term note programs.

       Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2014	2013	2012
Balance, beginning of year	$24,304	$39,319	$42,332
Classified as held for sale, beginning balance	10,945	—	—

Total, including those classified as held for sale	35,249	39,319	42,332
Deposits	1,333	2,440	2,275
Interest credited	919	1,295	1,323
Benefits	(1,197)	(1,535)	(1,463)
Surrenders and partial withdrawals	(2,273)	(3,299)	(3,990)
Maturities of and interest payments on institutional products	(2)	(1,799)	(138)
Contract charges	(881)	(1,112)	(1,066)
Net transfers from separate accounts	7	12	11
Other adjustments	36	(72)	35
Sold in LBL disposition	(10,662)	—	—
Classified as held for sale, ending balance	—	(10,945)	—

Balance, end of year	$22,529	$24,304	$39,319

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

       Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $3.82 billion and $5.20 billion of equity, fixed income and balanced mutual funds and $467 million and $748 million of money market mutual funds as of December 31, 2014 and 2013, respectively.

       The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	December 31,
	2014	2013
In the event of death
Separate account value	$4,288	$5,951
Net amount at risk (1)	$581	$636
Average attained age of contractholders	69 years	68 years
At annuitization (includes income benefit guarantees)
Separate account value	$1,142	$1,463
Net amount at risk (2)	$238	$252
Weighted average waiting period until annuitization options available	None	None
For cumulative periodic withdrawals
Separate account value	$382	$488
Net amount at risk (3)	$8	$9
Accumulation at specified dates
Separate account value	$480	$732
Net amount at risk (4)	$24	$27
Weighted average waiting period until guarantee date	4 years	5 years

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

       The following table summarizes the liabilities for guarantees:

($ in millions)	Liability for guarantees related to death benefits and interest- sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2013 (1)	$377	$113	$65	$555
Less reinsurance recoverables	100	99	56	255

Net balance as of December 31, 2013	277	14	9	300
Incurred guarantee benefits	34	—	9	43
Paid guarantee benefits	—	—	—	—
Sold in LBL disposition	(214)	(10)	(3)	(227)

Net change	(180)	(10)	6	(184)
Net balance as of December 31, 2014	97	4	15	116
Plus reinsurance recoverables	98	91	45	234

Balance, December 31, 2014 (2)	$195	$95	$60	$350

Balance, December 31, 2012 (3)	$309	$235	$129	$673
Less reinsurance recoverables	113	220	125	458

Net balance as of December 31, 2012	196	15	4	215
Incurred guarantee benefits	83	(1)	5	87
Paid guarantee benefits	(2)	—	—	(2)

Net change	81	(1)	5	85
Net balance as of December 31, 2013	277	14	9	300
Plus reinsurance recoverables	100	99	56	255

Balance, December 31, 2013 (1)	$377	$113	$65	$555

(1)
Included in the total liability balance as of December 31, 2013 are reserves for variable annuity death benefits of $98 million, variable annuity income benefits of $99 million, variable annuity accumulation benefits of $43 million, variable annuity withdrawal benefits of $13 million and other guarantees of $302 million.
(2)
Included in the total liability balance as of December 31, 2014 are reserves for variable annuity death benefits of $96 million, variable annuity income benefits of $92 million, variable annuity accumulation benefits of $32 million, variable annuity withdrawal benefits of $13 million and other guarantees of $117 million.
(3)
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

10.  Reinsurance

       The effects of reinsurance on property-liability insurance premiums written and earned and life and annuity premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Property-liability insurance premiums written
Direct	$30,686	$29,241	$28,103
Assumed	48	52	35
Ceded	(1,120)	(1,129)	(1,111)

Property-liability insurance premiums written, net of reinsurance	$29,614	$28,164	$27,027

Property-liability insurance premiums earned
Direct	$29,914	$28,638	$27,794
Assumed	45	49	33
Ceded	(1,030)	(1,069)	(1,090)

Property-liability insurance premiums earned, net of reinsurance	$28,929	$27,618	$26,737

Life and annuity premiums and contract charges
Direct	$1,944	$2,909	$2,860
Assumed	629	82	55
Ceded	(416)	(639)	(674)

Life and annuity premiums and contract charges, net of reinsurance	$2,157	$2,352	$2,241

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

Property-Liability reinsurance recoverable

       Total amounts recoverable from reinsurers as of December 31, 2014 and 2013 were $5.78 billion and $4.75 billion, respectively, including $89 million and $85 million, respectively, related to property-liability losses paid by the Company and billed to reinsurers, and $5.69 billion and $4.66 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid.

       With the exception of the recoverable balances from the Michigan Catastrophic Claim Association ("MCCA"), Lloyd's of London, New Jersey Unsatisfied Claim and Judgment Fund ("NJUCJF") and other industry pools and facilities, the largest reinsurance recoverable balance the Company had outstanding was $65 million and $85 million from Westport Insurance Corporation (formerly Employers' Reinsurance Company) as of December 31, 2014 and 2013, respectively. No other amount due or estimated to be due from any single property-liability reinsurer was in excess of $34 million as of both December 31, 2014 and 2013.

       The allowance for uncollectible reinsurance was $95 million and $92 million as of December 31, 2014 and 2013, respectively, and is primarily related to the Company's Discontinued Lines and Coverages segment.

Industry pools and facilities

       Reinsurance recoverable on paid and unpaid claims including IBNR as of December 31, 2014 and 2013 includes $4.42 billion and $3.46 billion, respectively, from the MCCA. The MCCA is a mandatory insurance coverage and reinsurance indemnification mechanism for personal injury protection losses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year. The retention level is $530 thousand per claim for the fiscal years ending June 30, 2015 and 2014. The MCCA operates similar to a reinsurance program and is funded by participating companies through a per vehicle annual assessment. This assessment is included in the premiums charged to the Company's customers and when collected, the Company remits the assessment to the MCCA. These assessments provide funds for the indemnification for losses described above. The MCCA is required to assess an amount each year sufficient to cover lifetime claims of all persons catastrophically injured in that year, its operating expenses, and adjustments for the amount for excesses or deficiencies in prior assessments. The MCCA prepares statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of Michigan Department of Insurance and Financial Services ("MI DOI"). The MI DOI has granted the MCCA a statutory permitted practice that expires in 2016 to discount its liabilities for loss and loss adjustment expense. As of June 30, 2014, the date of its most recent annual financial report, the permitted practice reduced the MCCA's accumulated deficit by $51.24 billion to $411 million.

       Allstate sells and administers policies as a participant in the National Flood Insurance Program ("NFIP"). The amounts recoverable as of December 31, 2014 and 2013 were $7 million and $32 million, respectively. Ceded premiums earned include $312 million, $316 million and $311 million in 2014, 2013 and 2012, respectively. Ceded losses incurred include $38 million, $289 million and $758 million in 2014, 2013 and 2012, respectively. Under the arrangement, the Federal Government pays all covered claims.

       The NJUCJF provides compensation to qualified claimants for bodily injury or death caused by private passenger automobiles operated by uninsured or "hit and run" drivers. The fund also provides reimbursement to insurers for the medical benefits portion of personal injury protection coverage paid in excess of $75,000 with no limits for policies issued or renewed prior to January 1, 1991 and in excess of $75,000 and capped at $250,000 for policies issued or renewed from January 1, 1991 to December 31, 2004. The amounts recoverable as of December 31, 2014 and 2013 were $508 million and $378 million, respectively.

       Ceded premiums earned under the Florida Hurricane Catastrophe Fund ("FHCF") agreement were $11 million, $16 million and $18 million in 2014, 2013 and 2012, respectively. There were no ceded losses incurred in 2014, 2013 or 2012. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $69 million for the 2 largest hurricanes and $23 million for other hurricanes, up to a maximum total of $184 million effective from June 1, 2014 to May 31, 2015. There were no amounts recoverable from the FHCF as of December 31, 2014 or 2013.

Catastrophe reinsurance

       The Company has the following catastrophe reinsurance agreements in effect as of December 31, 2014:

       The Nationwide Per Occurrence Excess Catastrophe Reinsurance program (the "Nationwide program") comprising four agreements: The Per Occurrence Excess Catastrophe Reinsurance agreement, the 2013-1 Property Claim Services ("PCS") Excess Catastrophe Reinsurance agreement, the 2014-1 PCS Excess Catastrophe Reinsurance agreement, and the Buffer Layer Excess Catastrophe Reinsurance agreement.

  •
  The Per Occurrence Excess Catastrophe Reinsurance agreement comprises seventeen contracts placed in six layers and incepting as of June 1, 2014. Coverage for each of the first through fifth layers comprises three contracts with one, two and three year terms expiring May 31, 2015, May 31, 2016 and May 31, 2017. Coverage for the sixth layer comprises two contracts with two and three year terms expiring May 31, 2016 and May 31, 2017. This agreement reinsures Allstate Protection for personal lines property and automobile excess catastrophe losses countrywide, in all states except Florida and New Jersey, caused by multiple perils. Each of the layers is 95% placed and subject to reinstatement. The agreement covers $2.95 billion in per occurrence losses subject to a $500 million retention.

  •
  The 2013-1 PCS Excess Catastrophe Reinsurance agreement comprises two contracts: a Class B Excess Catastrophe Reinsurance contract that constitutes a portion of the seventh layer and provides $150 million in limits excess of a $2.95 billion retention, and a Class A Excess Catastrophe Reinsurance contract which constitutes a portion of the ninth layer of the Nationwide program and provides $200 million in limits excess of a $3.5 billion retention. The agreement reinsures Allstate Protection for personal lines property and automobile excess catastrophe losses caused by hurricanes in 28 states and the District of Columbia, and earthquakes, including fires following earthquakes, in California, New York and Washington. The contracts' risk period began May 4, 2013 and expires on May 3, 2017. The contracts do not include a reinstatement of limits.

  •
  The 2014-1 PCS Excess Catastrophe Reinsurance agreement comprises three contracts: a Class D Excess Catastrophe Reinsurance contract that constitutes a portion of the seventh layer of the Nationwide program and provides $305 million in limits excess of a $2.95 billion attachment level, a Class C Excess Catastrophe Reinsurance contract which constitutes a portion of the ninth layer of the Nationwide program and provides $115 million in limits excess of a $3.50 billion attachment level, and a Class B Excess Catastrophe Reinsurance contract which constitutes the tenth layer of the Nationwide program and provides $330 million in limits excess of a $3.83 billion attachment level. The agreement reinsures Allstate Protection for personal lines property and automobile excess catastrophe losses caused by hurricanes in 29 states and the District of Columbia, and earthquakes, including fires following earthquakes, in California, New York, and Washington. The contracts were effective on May 22, 2014 with the risk period for the Class D Excess Catastrophe Reinsurance contract expiring on May 22, 2019, and the risk periods for the Class C Excess Catastrophe Reinsurance contract and the Class B Excess Catastrophe Reinsurance contract expiring on May 22, 2018. The contracts do not include a reinstatement of limits.

  •
  The Buffer Layer Excess Catastrophe Reinsurance agreement comprises the eighth layer of the Nationwide program and includes one three-year term contract that provides an annual limit of $63 million of reinsurance limits excess of a $3.44 billion retention and is 95% placed. The contract reinsures Allstate Protection for personal lines property and automobile excess catastrophe losses caused by multiple perils in all states except Florida and New Jersey. Annually, the retention and limit of the agreement may be adjusted, within limits, to more closely align with the reset attachment and exhaustion levels of the 2013-1 PCS Excess Catastrophe Reinsurance agreement. The contract does not include a reinstatement of limits.

       Losses recoverable under the Company's New Jersey, Kentucky and Pennsylvania reinsurance agreements, described below, are disregarded when determining coverage under the contracts included in the Nationwide program.

  •
  The New Jersey Excess Catastrophe Reinsurance agreement comprises three contracts. One contract expires May 31, 2015 and provides coverage for Allstate Protection personal lines property excess catastrophe losses for multiple perils in New Jersey. The contract provides 32% of a $400 million limit excess of a $144 million retention. Two contracts, expiring May 31, 2016 and May 31, 2017, provide 32% of a $400 million limit excess of a $156 million retention and 32% of a $400 million limit excess of a $150 million retention, respectively. The contracts reinsure personal lines property and automobile excess catastrophe losses in New Jersey. All contracts contain one reinstatement of limits each year. The reinsurance premium and retention applicable to the agreement are subject to redetermination for exposure changes annually.

  •
  The Kentucky Earthquake Excess Catastrophe Reinsurance agreement provides coverage for Allstate Protection personal lines property excess catastrophe losses in the state for earthquakes and fires following earthquakes effective June 1, 2014 to May 31, 2017. The agreement provides three limits of $25 million excess of a $5 million retention subject to two limits being available in any one contract year and is 95% placed.

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

  •
  The Florida Excess Catastrophe Reinsurance agreement comprises six contracts and includes our subsidiaries Castle Key Insurance Company ("CKIC") and Castle Key Indemnity Company's ("CKI", and together with CKIC, "Castle Key") participation in the mandatory Florida Hurricane Catastrophe Fund ("FHCF"). The agreement reinsures Castle Key for personal lines property excess catastrophe losses in Florida. All contracts constituting the agreement, except one, the Sanders Re 2014-2 contract, provide a one year term effective June 1, 2014 through May 31, 2015 with reinsurance premium subject to redetermination for exposure changes. The Sanders Re 2014-2 contract is a three-year term contract with a risk period effective June 1, 2014 through May 31, 2017. With the exception of the mandatory FHCF contracts and the Sanders Re 2014-2 contract, all contracts provide reinsurance for qualifying losses to personal lines property arising out of multiple perils in addition to hurricanes. The mandatory FHCF contracts reinsure qualifying personal lines property losses caused by storms the National Hurricane Center declares to be hurricanes, and the Sanders Re 2014-2 contract reinsures qualifying losses to personal lines property caused by a named storm event, a severe thunderstorm event, or an earthquake event. These events are defined in the Sanders Re 2014-2 contract as events declared by various reporting agencies, including PCS, and in the case of a severe thunderstorm event, should PCS cease to report on severe thunderstorms, then such event will be deemed a severe thunderstorm if Castle Key has assigned a catastrophe code to such severe thunderstorm. All contracts composing the Florida Excess Catastrophe Reinsurance agreement, including the mandatory FHCF contracts, provide an estimated provisional limit of $732 million excess of a provisional $15 million retention.

       The Company ceded premiums earned of $437 million, $471 million and $531 million under catastrophe reinsurance agreements in 2014, 2013 and 2012, respectively.

Asbestos, environmental and other

       Reinsurance recoverables include $202 million and $191 million from Lloyd's of London as of December 31, 2014 and 2013, respectively. Lloyd's of London, through the creation of Equitas Limited, implemented a restructuring to solidify its capital base and to segregate claims for years prior to 1993. In 2007, Berkshire Hathaway's subsidiary, National Indemnity Company, assumed responsibility for the Equitas claim liabilities through a loss portfolio transfer reinsurance agreement and continues to runoff the Equitas claims.

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

       In addition, Allstate Financial has used reinsurance to effect the disposition of certain blocks of business. Allstate Financial had reinsurance recoverables of $1.46 billion and $1.51 billion as of December 31, 2014 and 2013, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements. In 2014, life and annuity premiums and contract charges of $109 million, contract benefits of $36 million, interest credited to contractholder funds of $21 million, and operating costs and expenses of $20 million were ceded to Prudential. In 2013, life and annuity premiums and contract charges of $120 million, contract benefits of $139 million, interest credited to contractholder funds of $22 million, and operating costs and expenses of $23 million were ceded to Prudential. In 2012, life and annuity premiums and contract charges of $128 million, contract benefits of $91 million, interest credited to contractholder funds of $23 million, and operating costs and expenses of $25 million were ceded to Prudential. In addition, as of December 31, 2014 and 2013 Allstate Financial had reinsurance recoverables of $118 million and $156 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

       As of December 31, 2014, the gross life insurance in force was $426.19 billion of which $98.16 billion was ceded to the unaffiliated reinsurers.

       Allstate Financial's reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2014	2013
Annuities	$1,594	$1,648
Life insurance	916	1,029
Long-term care insurance	80	78
Other	117	117

Total Allstate Financial	$2,707	$2,872

       As of December 31, 2014 and 2013, approximately 94% and 92%, respectively, of Allstate Financial's reinsurance recoverables are due from companies rated A- or better by S&P.

11.   Deferred Policy Acquisition and Sales Inducement Costs

       Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2014
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$1,747	$1,625	$3,372
Classified as held for sale, beginning balance	743	—	743

Total, including those classified as held for sale	2,490	1,625	4,115
Acquisition costs deferred	280	4,070	4,350
Amortization charged to income	(260)	(3,875)	(4,135)
Effect of unrealized gains and losses	(98)	—	(98)
Sold in LBL disposition	(707)	—	(707)

Balance, end of year	$1,705	$1,820	$3,525

	2013
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$2,225	$1,396	$3,621
Acquisition costs deferred	364	3,903	4,267
Amortization charged to income	(328)	(3,674)	(4,002)
Effect of unrealized gains and losses	229	—	229
Classified as held for sale	(743)	—	(743)

Balance, end of year	$1,747	$1,625	$3,372

	2012
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$2,523	$1,348	$3,871
Acquisition costs deferred	371	3,531	3,902
Amortization charged to income	(401)	(3,483)	(3,884)
Effect of unrealized gains and losses	(268)	—	(268)

Balance, end of year	$2,225	$1,396	$3,621

       DSI activity for Allstate Financial, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2014	2013	2012
Balance, beginning of year	$42	$41	$41
Classified as held for sale, beginning balance	28	—	—

Total, including those classified as held for sale	70	41	41
Sales inducements deferred	4	24	22
Amortization charged to income	(4)	(7)	(14)
Effect of unrealized gains and losses	(3)	12	(8)
Sold in LBL disposition	(23)	—	—
Classified as held for sale, ending balance	—	(28)	—

Balance, end of year	$44	$42	$41

12.  Capital Structure

Debt

       Total debt outstanding as of December 31 consisted of the following:

($ in millions)	2014	2013
5.00% Senior Notes, due 2014 (1)	$—	$650
6.20% Senior Notes, due 2014 (1)	—	300
6.75% Senior Debentures, due 2018	176	177
7.45% Senior Notes, due 2019 (1)	317	317
3.15% Senior Notes, due 2023 (1)	500	500
6.125% Senior Notes, due 2032 (1)	159	159
5.35% Senior Notes due 2033 (1)	323	323
5.55% Senior Notes due 2035 (1)	546	546
5.95% Senior Notes, due 2036 (1)	386	386
6.90% Senior Debentures, due 2038	165	165
5.20% Senior Notes, due 2042 (1)	62	72
4.50% Senior Notes, due 2043 (1)	500	500
5.10% Subordinated Debentures, due 2053	500	500
5.75% Subordinated Debentures, due 2053	800	800
6.125% Junior Subordinated Debentures, due 2067	252	252
6.50% Junior Subordinated Debentures, due 2067	500	500
Synthetic lease VIE obligations, floating rates, due 2014	—	44
Federal Home Loan Bank ("FHLB") advances, due 2018	8	10

Total long-term debt	5,194	6,201
Short-term debt (2)	—	—

Total debt	$5,194	$6,201

(1)
Senior Notes are subject to redemption at the Company's option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.
(2)
The Company classifies any borrowings which have a maturity of twelve months or less at inception as short-term debt.

       Debt maturities for each of the next five years and thereafter as of December 31, 2014 are as follows:

($ in millions)
2015	$—
2016	—
2017	—
2018	184
2019	317
Thereafter	4,693

Total debt	$5,194

       During 2014 and 2013, the Company repurchased principal amounts of $10 million and $1.90 billion, respectively, of debt. The Company recognized a loss on extinguishment of $1 million, pre-tax, and $491 million, pre-tax, in 2014 and 2013, respectively, representing the excess of the repurchase price over the principal repaid, the write-off of the unamortized debt issuance costs and other costs related to the repurchase transactions.

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

       In connection with the issuance of the Debentures, the Company entered into replacement capital covenants ("RCCs"). These covenants were not intended for the benefit of the holders of the Debentures and could not be enforced by them. Rather, they were for the benefit of holders of one or more other designated series of the Company's indebtedness ("covered debt"), currently the 6.75% Senior Debentures due 2018. Pursuant to the RCCs, the Company has agreed that it will not repay, redeem, or purchase the Debentures on or before May 15, 2067 and May 15, 2047 for Series A and Series B, respectively, (or such earlier date on which the RCCs terminate by their terms) unless, subject to certain limitations, the Company has received net cash proceeds in specified amounts from the sale of common stock or certain other qualifying securities. The promises and covenants contained in the RCC will not apply if (i) S&P upgrades the Company's issuer credit rating to A or above, (ii) the Company redeems the Debentures due to a tax event, (iii) after notice of redemption has been given by the Company and a market disruption event occurs preventing the Company from raising proceeds in accordance with the RCCs, or (iv) if the Company repurchases or redeems up to 10% of the outstanding principal of the Debentures in any one-year period, provided that no more than 25% will be so repurchased, redeemed or purchased in any ten-year period.

       The RCCs terminate in 2067 and 2047 for Series A and Series B, respectively. The RCCs will terminate prior to their scheduled termination date if (i) the applicable series of Debentures is no longer outstanding and the Company has fulfilled its obligations under the RCCs or they are no longer applicable, (ii) the holders of a majority of the then-outstanding principal amount of the then-effective series of covered debt consent to agree to the termination of the RCCs, (iii) the Company does not have any series of outstanding debt that is eligible to be treated as covered debt under the RCCs, (iv) the applicable series of Debentures is accelerated as a result of an event of default, (v) certain rating agency or change in control events occur, (vi) S&P, or any successor thereto, no longer assigns a solicited rating on senior debt issued or guaranteed by the Company, or (vii) the termination of the RCCs would have no effect on the equity credit provided by S&P with respect to the Debentures. An event of default, as defined by the supplemental indenture, includes default in the payment of interest or principal and bankruptcy proceedings.

       The Company previously was the primary beneficiary of a consolidated VIE used to acquire automotive collision repair stores ("synthetic lease") by its Sterling Collision Centers, Inc. subsidiary. The Company's Consolidated Statement of Financial Position included $29 million of property and equipment, net and $44 million of long-term debt as of December 31, 2013 related to the synthetic lease. In 2014, the Company repaid the synthetic lease long-term debt in conjunction with the sale of Sterling Collision Centers, Inc.

       To manage short-term liquidity, the Company maintains a commercial paper program and a credit facility as a potential source of funds. These include a $1.00 billion unsecured revolving credit facility and a commercial paper program with a borrowing limit of $1.00 billion. In April 2014, the Company amended the maturity date of the facility to April 2019 and also amended the option to extend the expiration by one year at the first and second anniversary of the amendment, upon approval of existing or replacement lenders. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capitalization ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company's senior unsecured, unguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2014 or 2013. The Company had no commercial paper outstanding as of December 31, 2014 or 2013.

       The Company paid $332 million, $361 million and $366 million of interest on debt in 2014, 2013 and 2012, respectively.

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

Common stock

       The Company had 900 million shares of issued common stock of which 418 million shares were outstanding and 482 million shares were held in treasury as of December 31, 2014. In 2014, the Company reacquired 39 million shares at an average cost of $59.21 and reissued 8 million net shares under equity incentive plans.

Preferred stock

       The following table summarizes the Company's outstanding preferred stock as of December 31, 2014. All represent noncumulative perpetual preferred stock with a $1.00 par value per share and a liquidation preference of $25,000 per share.

($ in millions, except per share data)	Dividend rate	Shares	Aggregate liquidation preference
Series A	5.625%	11,500	$287.5
Series C	6.750%	15,400	385.0
Series D	6.625%	5,400	135.0
Series E	6.625%	29,900	747.5
Series F	6.250%	10,000	250.0

Total		72,200	$1,805

       In March 2014, the Company issued 29,900 shares of 6.625% Noncumulative Perpetual Preferred Stock, Series E, for gross proceeds of $747.5 million. In June 2014, the Company issued 10,000 shares of 6.25% Noncumulative Perpetual Preferred Stock, Series F, for gross proceeds of $250 million. The proceeds of both issuances were used for general corporate purposes.

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

       The Company is prohibited from declaring or paying dividends on preferred stock in excess of the amount of net proceeds from an issuance of common stock taking place within 90 days before a dividend declaration date if, on that dividend declaration date, either: (1) the risk-based capital ratios of the largest U.S. property-casualty insurance subsidiaries that collectively account for 80% or more of the net written premiums of U.S. property-casualty insurance business on a weighted average basis were less than 175% of their company action level risk-based capital as of the end of the most recent year; or (2) consolidated net income for the four-quarter period ending on the preliminary quarter end test date (the quarter that is two quarters prior to the most recently completed quarter) is zero or negative and consolidated shareholders' equity (excluding accumulated other comprehensive income, and subject to certain other adjustments relating to changes in U.S. GAAP) as of each of the preliminary quarter test date and the most recently completed quarter has declined by 20% or more from its level as measured at the end of the benchmark quarter (the date that is ten quarters prior to the most recently completed quarter). If the Company fails to satisfy either of these tests on any dividend declaration date, the restrictions on dividends will continue until the Company is able again to satisfy the test on a dividend declaration date. In addition, in the case of a restriction arising under (2) above, the restrictions on dividends will continue until consolidated shareholders' equity (excluding accumulated other comprehensive income, and subject to certain other adjustments relating to changes in U.S. GAAP) has increased, or has declined by less than 20%, in either case as compared to its level at the end of the benchmark quarter for each dividend payment date as to which dividend restrictions were imposed.

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

       The preferred stock is perpetual and has no maturity date. The preferred stock is redeemable at the Company's option in whole or in part, on or after June 15, 2018 for Series A, October 15, 2018 for Series C, April 15, 2019 for Series D and E, and October 15, 2019 for Series F, at a redemption price of $25,000 per share of preferred stock, plus declared and unpaid dividends. Prior to June 15, 2018 for Series A, October 15, 2018 for Series C, April 15, 2019 for Series D and E, and October 15, 2019 for Series F, the preferred stock is redeemable at the Company's option, in whole but not in part, within 90 days of the occurrence of certain rating agency events at a redemption price equal to $25,000 per share or, if greater, a make-whole redemption price, plus declared and unpaid dividends.

13.  Company Restructuring

       The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate's multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges, and totaled $18 million, $70 million and $34 million in 2014, 2013 and 2012, respectively.

       The following table presents changes in the restructuring liability in 2014.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2013	$21	$3	$24
Expense incurred	3	1	4
Adjustments to liability	(6)	1	(5)
Payments applied against liability	(15)	(4)	(19)

Balance as of December 31, 2014	$3	$1	$4

       The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. As of December 31, 2014, the cumulative amount incurred to date for active programs totaled $92 million for employee costs and $56 million for exit costs.

14.  Commitments, Guarantees and Contingent Liabilities

Leases

       The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $187 million, $192 million and $243 million in 2014, 2013 and 2012, respectively.

       Minimum rental commitments under noncancelable capital and operating leases with an initial or remaining term of more than one year as of December 31, 2014 are as follows:

($ in millions)	Capital leases	Operating leases
2015	$6	$131
2016	5	111
2017	—	81
2018	—	62
2019	—	52
Thereafter	—	169

Total	$11	$606

Present value of minimum capital lease payments	$11

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

Florida Hurricane Catastrophe Fund

       Castle Key participates in the mandatory coverage provided by the FHCF and therefore has access to reimbursements on certain qualifying Florida hurricane losses from the FHCF (see Note 10), has exposure to assessments and pays annual premiums to the FHCF for this reimbursement protection. The FHCF has the authority to issue bonds to pay its obligations to insurers participating in the mandatory coverage in excess of its capital balances. Payment of these bonds is funded by emergency assessments on all property and casualty premiums in the state, except workers' compensation, medical malpractice, accident and health insurance and policies written under the NFIP. The FHCF emergency assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. The FHCF issued $625 million in bonds in 2008, and the FL OIR ordered an emergency assessment of 1% of premiums collected for all policies renewed January 1, 2007 through December 31, 2010. The FHCF issued $676 million in bonds in 2010 and the FL OIR ordered an emergency assessment of 1.3% of premiums collected for all policies written or renewed January 1, 2011 through December 31, 2014. The FHCF issued $2 billion in pre-event bonds in 2013 to build their capacity to reimburse member companies' claims. The FHCF plans to fund these pre-event bonds through current FHCF cash flows.

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

       As of September 30, 2014, the CEA's capital balance was approximately $4.68 billion. Should losses arising from an earthquake cause a deficit in the CEA, additional funding would be obtained from the proceeds of revenue bonds the

CEA may issue, an existing $3.56 billion reinsurance layer, and finally, if needed, assessments on participating insurance companies. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.66 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second additional assessment, currently estimated not to exceed $312 million, if aggregate CEA earthquake losses exceed $10.52 billion and the capital of the CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA's capital to a level of $350 million. There is no provision that allows insurers to recover assessments through a premium surcharge or other mechanism. The CEA's projected aggregate claim paying capacity is $10.52 billion as of September 30, 2014 and if an event were to result in claims greater than its capacity, affected policyholders may be paid a prorated portion of their covered losses, paid on an installment basis, or no payments may be made if the claim paying capacity of the CEA is insufficient.

       All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2013, the Company's market share of the CEA was 13.9%. The Company does not expect its CEA market share to materially change. At this level, the Company's maximum possible CEA assessment would be $273 million during 2015. These amounts are re-evaluated by the board of directors of the CEA on an annual basis. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.

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

New Jersey Unsatisfied Claim and Judgment Fund

       The NJUCJF provides compensation to qualified claimants for bodily injury or death caused by private passenger automobiles operated by uninsured or "hit and run" drivers. The fund also provides reimbursement to insurers for the medical benefits portion of personal injury protection coverage paid in excess of $75,000 with no limits for policies issued or renewed prior to January 1, 1991 and in excess of $75,000 and capped at $250,000 for policies issued or renewed from January 1, 1991 to December 31, 2004. NJUCJF expenses are assessed on companies writing motor vehicle liability insurance in New Jersey annually based on their private passenger and commercial automobile written premiums. The NJUCJF was merged into the New Jersey Property Liability Guaranty Association who collects the assessments. Assessments to the Company totaled $9 million in 2014.

North Carolina Reinsurance Facility

       The North Carolina Reinsurance Facility ("NCRF") provides automobile liability insurance to drivers that insurers are not otherwise willing to insure. All insurers licensed to write automobile insurance in North Carolina are members of the NCRF. The Company also collects NCRF surcharges on all automobile policies written in the state. Premium, losses and expenses ceded to the NCRF and surcharges are remitted to the state. The NCRF results are shared by the member companies in proportion to their respective North Carolina automobile liability writings. Member companies are assessed or collect based on their participation ratios which are determined annually. As of September 30, 2014, the NCRF reported a surplus of $15 million in members' equity to cover future losses.

North Carolina Joint Underwriters Association

       The North Carolina Joint Underwriters Association ("NCJUA") was created to provide property insurance for properties that insurers are not otherwise willing to insure. All insurers licensed to write property insurance in North Carolina are members of the NCJUA. Premiums, losses and expenses of the NCJUA are shared by the member companies in proportion to their respective North Carolina property insurance writings. Member companies are assessed when plan deficits occur, or collect based on their participation ratios, which are determined annually. As of December 31, 2014, the Company has a $3 million receivable from the NCJUA reflecting a plan surplus from all open years.

North Carolina Insurance Underwriting Association

       The North Carolina Insurance Underwriting Association ("NCIUA") provides windstorm and hail coverage as well as homeowners policies for properties located in the state's beach and coastal areas that insurers are not otherwise willing to insure. All insurers licensed to write residential and commercial property insurance in North Carolina are members of the NCIUA. Members are assessed in proportion to their North Carolina residential and commercial property insurance writings, which is determined annually and varies by coverage, for plan deficits. The plan currently has a surplus. No member company shall be entitled to the distribution of any portion of the Association's surplus. Legislation in 2009 capped insurers' assessments for losses incurred in any year at $1 billion. Subsequent to an industry assessment of $1 billion, if the plan continues to require funding, it may authorize insurers to assess a 10% surcharge on each property insurance policy statewide to be remitted to the plan.

Guaranty funds

       Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company's policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile's statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. As of December 31, 2014 and 2013, the liability balance included in other liabilities and accrued expenses was $16 million and $36 million, respectively. The related premium tax offsets included in other assets were $15 million and $31 million as of December 31, 2014 and 2013, respectively.

PMI runoff support agreement

       The Company has certain limited rights and obligations under a capital support agreement ("Runoff Support Agreement") with PMI Mortgage Insurance Company ("PMI"), the primary operating subsidiary of PMI Group, related to the Company's disposition of PMI in prior years. Under the Runoff Support Agreement, the Company would be required to pay claims on PMI policies written prior to October 28, 1994 if PMI fails certain financial covenants and fails to pay such claims. The agreement only covers these policies and not any policies issued on or after that date. In the event any amounts are so paid, the Company would receive a commensurate amount of preferred stock or subordinated debt of PMI Group or PMI. The Runoff Support Agreement also restricts PMI's ability to write new business and pay dividends under certain circumstances. On October 20, 2011, the Director of the Arizona Department of Insurance took control of the PMI insurance companies; effective October 24, 2011, the Director instituted a partial claim payment plan: claim payments will be made at 50%, with the remaining amount deferred as a policyholder claim. In 2014, the Director increased the partial payments to 67%. The effect of these developments to the Company is uncertain. The Company has not received any notices or requests for payments under this agreement. Management does not believe these developments will have a material effect on results of operations, cash flows or financial position of the Company.

Guarantees

       The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2014, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $32 million as of December 31, 2014. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

       The Company owns certain investments that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these investments, as measured by the amount of the aggregate initial investment, was $4 million as of December 31, 2014. The obligations associated with these investments expire at various dates on or before March 11, 2018.

       Related to the sale of LBL on April 1, 2014, ALIC has agreed to indemnify Resolution Life Holdings, Inc. related to representations, warranties and covenants of ALIC, as well as for certain liabilities specifically excluded from the transaction, subject to certain contractual limitations as to ALIC's maximum obligation. Indemnifications related to representations and warranties made by ALIC will expire by March 31, 2015, except for those pertaining to certain tax items. Management does not believe these indemnification provisions will have a material effect on results of operations, cash flows or financial position of the Company.

       Related to the disposal through reinsurance of substantially all of Allstate Financial's variable annuity business to Prudential in 2006, the Company and its consolidated subsidiaries, ALIC and ALNY, have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain. In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including certain liabilities arising from ALIC's and ALNY's provision of transition services. The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees. Management does not believe this agreement will have a material effect on results of operations, cash flows or financial position of the Company.

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

       The aggregate liability balance related to all guarantees was not material as of December 31, 2014.

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

       The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $690 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is "reasonably possible" if

"the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.

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

Claims related proceedings

       Allstate is vigorously defending a class action lawsuit in Montana state court challenging aspects of its claim handling practices in Montana. The plaintiff alleges that the Company adjusts claims made by individuals who do not have attorneys in a manner that unfairly resulted in lower payments compared to claimants who were represented by attorneys. In January 2012, the court certified a class of Montana claimants who were not represented by attorneys with respect to the resolution of auto accident claims. The court certified the class to cover an indefinite period that commences in the mid-1990's. The certified claims include claims for declaratory judgment, injunctive relief and punitive damages in an unspecified amount. Injunctive relief may include a claim process by which unrepresented claimants could request that their claims be readjusted. No compensatory damages are sought on behalf of the class. The Company appealed the order certifying the class. In August 2013, the Montana Supreme Court affirmed in part, and reversed in part, the lower court's order granting plaintiff's motion for class certification and remanded the case for trial. The Company petitioned for rehearing of the Montana Supreme Court's decision, which the Court denied. In January 2014, the Company timely filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of the Montana Supreme Court's decision. On May 5, 2014, the U.S. Supreme Court denied the petition for a writ of certiorari. The case will continue in Montana state court. To date no discovery has occurred related to the potential value of the class members' claims. The Company has asserted various defenses with respect to the plaintiff's claims, which have not been finally resolved. In the Company's judgment a loss is not probable.

       The Company is vigorously litigating two class action cases in California in which the plaintiffs allege off-the-clock wage and hour claims. One case, involving two classes, is pending in Los Angeles Superior Court and was filed in December 2007. In this case, one class includes auto physical damage adjusters employed in the state of California from January 1, 2005 to the date of final judgment, to the extent the Company failed to pay for off-the-clock work to those adjusters who performed certain duties prior to their first assignments. The other class includes all non-exempt employees in California from December 19, 2006 until January 2010 who received pay statements from Allstate which allegedly did not comply with California law. The other case was filed in the U.S. District Court for the Central District of California in September 2010. In April 2012, the trial court certified the class, and Allstate appealed to the Ninth Circuit Court of Appeals. On September 3, 2014, the Ninth Circuit affirmed the trial court's decision to certify the class, and Allstate filed a motion for rehearing en banc. Allstate's motion for rehearing en banc was denied and on January 27, 2015, Allstate filed a petition for a Writ of Certiorari with the U.S. Supreme Court. In addition to off-the-clock claims, the plaintiffs in this case allege other California Labor Code violations resulting from purported unpaid overtime. The class in this case includes all adjusters in the state of California from September 29, 2006 to final judgment. Plaintiffs in both cases seek recovery of unpaid compensation, liquidated damages, penalties, and attorneys' fees and costs. In addition to the California class actions, a case was filed in the U.S. District Court for the Eastern District of New York alleging that no-fault claim adjusters have been improperly classified as exempt employees under New York Labor Law and the Fair Labor Standards Act. The case was filed in April 2011, and the plaintiffs are seeking unpaid wages, liquidated damages, injunctive relief, compensatory and punitive damages, and attorneys' fees. On September 16, 2014, the court certified a class of no-fault adjusters under New York Labor Law and refused to decertify a Fair Labor Standards Act class of no-fault adjusters. In the Company's judgment a loss is not probable.

Other proceedings

       The Company is vigorously defending certain matters in the U.S. District Court for the Eastern District of Pennsylvania relating to the Company's agency program reorganization announced in 1999. The current focus in these matters relates to a release of claims signed by the vast majority of agents who were participants in the reorganization program. These matters include the following:

       Romero I:    In 2001, approximately 32 former employee agents, on behalf of a putative class of approximately 6,300 former employee agents, filed a putative class action alleging claims for age discrimination under the Age Discrimination in Employment Act ("ADEA"), interference with benefits under ERISA, breach of contract, and breach of fiduciary duty. Plaintiffs also assert a claim for a declaratory judgment that the release of claims constitutes unlawful retaliation and should be set aside. Plaintiffs seek broad but unspecified "make whole relief," including back pay, compensatory and punitive damages, liquidated damages, lost investment capital, attorneys' fees and costs, and equitable relief, including reinstatement to employee agent status with all attendant benefits.

       Romero II:    A putative nationwide class action was also filed in 2001 by former employee agents alleging various violations of ERISA ("Romero II"). This action has been consolidated with Romero I. The Romero II plaintiffs, most of whom are also plaintiffs in Romero I, are challenging certain amendments to the Agents Pension Plan and seek to have service as exclusive agent independent contractors count toward eligibility for benefits under the Agents Pension Plan. Plaintiffs seek broad but unspecified "make whole" or other equitable relief, including loss of benefits as a result of their conversion to exclusive agent independent contractor status or retirement from the Company between November 1, 1999 and December 31, 2000. They also seek repeal of the challenged amendments to the Agents Pension Plan with all attendant benefits revised and recalculated for thousands of former employee agents, and attorneys' fees and costs. The court granted the Company's initial motion to dismiss the complaint. The Third Circuit Court of Appeals reversed that dismissal and remanded for further proceedings.

       Romero I and II consolidated proceedings:    In 2004, the court ruled that the release was voidable and certified classes of agents, including a mandatory class of agents who had signed the release, for purposes of effecting the court's declaratory judgment that the release was voidable. In 2007, the court vacated its ruling and granted the Company's motion for summary judgment on all claims. Plaintiffs appealed and in July 2009, the U.S. Court of Appeals for the Third Circuit vacated the trial court's entry of summary judgment in the Company's favor, remanded the case to the trial court for additional discovery, and instructed the trial court to first address the validity of the release after additional discovery. Following the completion of discovery limited to the validity of the release, the parties filed cross motions for summary judgment with respect to the validity of the release. On February 28, 2014, the trial court denied plaintiffs' and the Company's motions for summary judgment, concluding that the question of whether the releases were knowingly and voluntarily signed under a totality of circumstances test raised disputed issues of fact to be resolved at trial. Among other things, the court also held that the release, if valid, would bar all claims in Romero I and II. On May 23, 2014, plaintiffs moved to certify a class as to certain issues relating to the validity of the release. The court denied plaintiffs' class certification motion on October 6, 2014, stating, among other things, that individual factors and circumstances must be considered to determine whether each release signer entered into the release knowingly and voluntarily. The court entered an order on December 11, 2014, (a) stating that the court's October 6, 2014 denial of class certification as to release-related issues did not resolve whether issues relating to the merits of plaintiffs' claims may be subject to class certification at a later time, and (b) holding that the court's October 6, 2014 order restarted the running of the statute of limitation for any former employee agent who wished to challenge the validity of the release. In an order entered January 7, 2015, the court denied reconsideration of its December 11, 2014 order and clarified that all statutes of limitations to challenge the release would resume running on March 2, 2015. Trial proceedings are scheduled to commence in the second quarter of 2015 for individual plaintiffs to determine the question of whether their releases were knowingly and voluntarily signed.

       EEOC I:    In 2001, the U.S. Equal Employment Opportunity Commission ("EEOC") filed suit alleging that Allstate's use of a release in the reorganization constituted retaliation under federal civil rights laws. The EEOC's suit was consolidated with Romero I and Romero II. On March 13, 2014, the trial court denied EEOC's motion for summary judgment and granted Allstate's motion for summary judgment and entered final judgment in favor of Allstate. The EEOC appealed this decision to the Third Circuit Court of Appeals, which affirmed the trial court's final judgment in Allstate's favor on February 13, 2015.

       Based on the trial court's February 28, 2014 order in Romero I and II, if the validity of the release is decided in favor of the Company, that would preclude any damages or other relief being awarded in Romero I and Romero II. The final resolution of these matters is subject to various uncertainties and complexities including how individual trials and possible appeals with respect to the validity of the release will be resolved and how the appeal from summary judgment in the Company's favor in EEOC I will be resolved. Depending upon how these issues are resolved, the Company may or may not have to address the merits of plaintiffs' claims relating to the reorganization and amendments to the Agents Pension Plan described herein. In the Company's judgment, a loss is not probable.

Asbestos and environmental

       Allstate's reserves for asbestos claims were $1.01 billion and $1.02 billion, net of reinsurance recoverables of $478 million and $478 million, as of December 31, 2014 and 2013, respectively. Reserves for environmental claims were $203 million and $208 million, net of reinsurance recoverables of $64 million and $60 million, as of December 31, 2014 and 2013, respectively. Approximately 57% and 55% of the total net asbestos and environmental reserves as of December 31, 2014 and 2013, respectively, were for incurred but not reported estimated losses.

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

       The Internal Revenue Service ("IRS") is currently examining the Company's 2011 and 2012 federal income tax returns. The IRS has completed its examination of the Company's 2009 and 2010 federal income tax returns and a final settlement related to the examination was approved by the IRS Appeals Division on September 19, 2014. The Company's tax years prior to 2009 have been examined by the IRS and the statute of limitations has expired on those years. Any adjustments that may result from IRS examinations of the Company's tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

       The reconciliation of the change in the amount of unrecognized tax benefits for the years ended December 31 is as follows:

($ in millions)	2014	2013	2012
Balance – beginning of year	$—	$25	$25
Increase for tax positions taken in a prior year	—	1	—
Decrease for tax positions taken in a prior year	—	—	—
Increase for tax positions taken in the current year	—	—	—
Decrease for tax positions taken in the current year	—	—	—
Decrease for settlements	—	(26)	—
Reductions due to lapse of statute of limitations	—	—	—

Balance – end of year	$—	$—	$25

       The Company believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months. Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the Company's effective tax rate.

       The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company did not record interest income or expense relating to unrecognized tax benefits in income tax expense in 2014, 2013 or 2012. As of December 31, 2014 and 2013, there was no interest accrued with respect to unrecognized tax benefits. No amounts have been accrued for penalties.

       The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2014	2013
Deferred assets
Unearned premium reserves	$763	$722
Pension	254	—
Discount on loss reserves	210	238
Accrued compensation	206	226
Other postretirement benefits	138	105
Difference in tax bases of invested assets	64	223
Sale of subsidiary	20	196
Other assets	118	96

Total deferred assets	1,773	1,806
Deferred liabilities
DAC	(1,076)	(1,077)
Unrealized net capital gains	(994)	(849)
Life and annuity reserves	(192)	(206)
Pension	—	(136)
Other liabilities	(226)	(324)

Total deferred liabilities	(2,488)	(2,592)
Net deferred liability before classification as held for sale	(715)	(786)
Deferred taxes classified as held for sale	—	(151)

Net deferred liability	$(715)	$(635)

       Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company's assessment that the deductions ultimately recognized for tax purposes will be fully utilized.

       As of December 31, 2014, the Company has net operating loss carryforwards of $94 million which will expire at the end of 2024 through 2029.

       The components of income tax expense for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Current	$1,123	$869	$295
Deferred	263	247	705

Total income tax expense	$1,386	$1,116	$1,000

       The Company paid income taxes of $1.07 billion, $500 million and $280 million in 2014, 2013 and 2012, respectively. The Company had current income tax payable of $158 million and $203 million as of December 31, 2014 and 2013, respectively.

       A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(0.9)	(1.8)	(3.0)
Tax credits	(0.7)	(2.2)	(1.4)
Sale of subsidiary	(0.9)	2.0	—
Other	0.2	(0.1)	(0.3)

Effective income tax rate	32.7%	32.9%	30.3%

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

       Statutory net income and capital and surplus of Allstate's domestic insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

($ in millions)	Net income			Capital and surplus
	2014	2013	2012	2014	2013
Amounts by major business type:
Property-Liability (1)	$2,501	$2,707	$2,014	$14,412	$15,256
Allstate Financial	1,130	504	456	2,907	3,020

Amount per statutory accounting practices	$3,631	$3,211	$2,470	$17,319	$18,276

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

       The payment of shareholder dividends by AIC without the prior approval of the Illinois Department of Insurance ("IL DOI") is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. AIC paid dividends of $2.47 billion in 2014. The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2015 is $2.31 billion, less dividends paid during the preceding twelve months measured at that point in time. The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30 day notice period. Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for AIC totaled $11.76 billion as of December 31, 2014, and cannot result in capital and surplus being less than the minimum amount required by law.

       Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to risk-based capital ("RBC") requirements adopted by state insurance regulators. A company's "authorized control level RBC" is calculated using various factors applied to certain financial balances and activity. Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions. Company action level RBC is significantly in excess of the minimum capital requirements. Total statutory capital and surplus and authorized control level RBC of AIC were $16.97 billion and $2.55 billion, respectively, as of December 31, 2014. Substantially all of the Corporation's insurance subsidiaries are subsidiaries of and/or reinsure all of their business to AIC, including ALIC. The subsidiaries are included as a component of AIC's total statutory capital and surplus.

       The amount of restricted net assets, as represented by the Corporation's investment in its insurance subsidiaries, was $24 billion as of December 31, 2014.

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

       The Company also provides a medical coverage subsidy for eligible employees hired before January 1, 2003, including their eligible dependents, when they retire and certain life insurance benefits for eligible retirees ("postretirement benefits"). In July 2013, the Company amended the plan to eliminate the life insurance benefits effective January 1, 2014 for current eligible employees and effective January 1, 2016 for eligible retirees who retired after 1989. Qualified employees may become eligible for a medical subsidy if they retire in accordance with the terms of the applicable plans and are continuously insured under the Company's group plans or other approved plans in accordance with the plan's participation requirements. The Company shares the cost of retiree medical benefits with non Medicare-eligible retirees based on years of service, with the Company's share being subject to a 5% limit on future annual medical cost inflation after retirement. For Medicare-eligible retirees, the Company provides a fixed Company contribution based on years of service and other factors, which is not subject to adjustments for inflation.

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

       The components of the plans' funded status that are reflected in the Consolidated Statements of Financial Position as of December 31 are as follows:

($ in millions)	Pension benefits		Postretirement benefits
	2014	2013	2014	2013
Fair value of plan assets	$5,783	$5,602	$—	$—
Less: Benefit obligation	6,493	5,297	575	482

Funded status	$(710)	$305	$(575)	$(482)

Items not yet recognized as a component of net periodic cost:
Net actuarial loss (gain)	$2,707	$1,794	$(111)	$(236)
Prior service credit	(422)	(480)	(83)	(106)

Unrecognized pension and other postretirement benefit cost, pre-tax	2,285	1,314	(194)	(342)
Deferred income tax	(800)	(460)	72	126

Unrecognized pension and other postretirement benefit cost	$1,485	$854	$(122)	$(216)

       The $913 million increase in the pension net actuarial loss during 2014 is primarily related to a decrease in the discount rate and the adoption of new Society of Actuaries mortality assumptions. The majority of the $2.71 billion net actuarial pension benefit losses not yet recognized in 2014 reflects decreases in the discount rate and the effect of unfavorable equity market conditions on the value of the pension plan assets in prior years. The $125 million decrease in the OPEB net actuarial gain during 2014 primarily reflects a decrease in the discount rate.

       The underfunding of the primary qualified employee plan represents 79% of the pension benefits' underfunded status as of December 31, 2014.

       The change in 2014 in items not yet recognized as a component of net periodic cost, which is recorded in unrecognized pension and other postretirement benefit cost, is shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net periodic cost – December 31, 2013	$1,314	$(342)
Net actuarial loss arising during the period	1,101	103
Net actuarial (loss) gain amortized to net periodic benefit cost	(181)	22
Prior service credit arising during the period	—	—
Prior service credit amortized to net periodic benefit cost	58	23
Translation adjustment and other	(7)	—

Items not yet recognized as a component of net periodic cost – December 31, 2014	$2,285	$(194)

       The net actuarial loss (gain) is recognized as a component of net periodic cost amortized over the average remaining service period of active employees expected to receive benefits. Estimates of the net actuarial loss (gain) and prior service credit expected to be recognized as a component of net periodic benefit cost during 2015 are shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Net actuarial loss (gain)	$190	$(9)
Prior service credit	(56)	(22)

       The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $6.42 billion and $5.23 billion as of December 31, 2014 and 2013, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.

       The PBO, ABO and fair value of plan assets for the Company's pension plans with an ABO in excess of plan assets were $6.12 billion, $6.06 billion and $5.38 billion, respectively, as of December 31, 2014 and $146 million, $145 million and zero, respectively, as of December 31, 2013. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $147 million and $146 million for 2014 and 2013, respectively.

       The changes in benefit obligations for all plans for the years ended December 31 are as follows:

($ in millions)	Pension benefits		Postretirement benefits
	2014	2013	2014	2013
Benefit obligation, beginning of year	$5,297	$6,727	$482	$803
Service cost	96	140	10	12
Interest cost	262	265	23	28
Participant contributions	1	1	19	18
Actuarial loss (gain)	1,243	(406)	103	(32)
Benefits paid (1)	(368)	(892)	(57)	(57)
Plan amendments	—	(506)	—	—
Translation adjustment and other	(38)	(31)	(5)	(5)
Curtailment gain	—	(1)	—	(285)

Benefit obligation, end of year	$6,493	$5,297	$575	$482

(1)
Benefits paid include lump sum distributions, a portion of which may trigger settlement accounting treatment.

Components of net periodic cost

       The components of net periodic cost for all plans for the years ended December 31 are as follows:

	Pension benefits			Postretirement benefits
($ in millions)	2014	2013	2012	2014	2013	2012
Service cost	$96	$140	$152	$10	$12	$13
Interest cost	262	265	298	23	28	36
Expected return on plan assets	(398)	(394)	(393)	—	—	—
Amortization of:
Prior service credit	(58)	(28)	(2)	(23)	(23)	(23)
Net actuarial loss (gain)	127	235	178	(22)	(16)	(20)
Settlement loss	54	277	33	—	—	—
Curtailment gain	—	—	—	—	(181)	—

Net periodic cost (credit)	$83	$495	$266	$(12)	$(180)	$6

Assumptions

       Weighted average assumptions used to determine net pension cost and net postretirement benefit cost for the years ended December 31 are:

	Pension benefits			Postretirement benefits
($ in millions)	2014	2013	2012	2014	2013	2012
Discount rate	5.00%	4.60%	5.25%	5.11%	3.75%	5.25%
Rate of increase in compensation levels	3.5	3.5	4.5	n/a	n/a	n/a
Expected long-term rate of return on plan assets	7.36	7.75	8.5	n/a	n/a	n/a

       Weighted average assumptions used to determine benefit obligations as of December 31 are listed in the following table.

	Pension benefits		Postretirement benefits
	2014	2013	2014	2013
Discount rate	4.10%	5.00%	4.15%	4.85%
Rate of increase in compensation levels	3.5	3.5	n/a	n/a

       The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 6.8% for 2015, gradually declining to 4.5% in 2024 and remaining at that level thereafter.

       Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $2 million and $25 million, respectively. A one percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $2 million and $24 million, respectively.

Pension plan assets

       The change in pension plan assets for the years ended December 31 is as follows:

($ in millions)	2014	2013
Fair value of plan assets, beginning of year	$5,602	$5,398
Actual return on plan assets	540	566
Employer contribution	49	561
Benefits paid	(368)	(892)
Translation adjustment and other	(40)	(31)

Fair value of plan assets, end of year	$5,783	$5,602

       In general, the Company's pension plan assets are managed in accordance with investment policies approved by pension investment committees. The purpose of the policies is to ensure the plans' long-term ability to meet benefit obligations by prudently investing plan assets and Company contributions, while taking into consideration regulatory and legal requirements and current market conditions. The investment policies are reviewed periodically and specify target plan asset allocation by asset category. In addition, the policies specify various asset allocation and other risk limits. The target asset allocation takes the plans' funding status into consideration, among other factors, including anticipated demographic changes or liquidity requirements that may affect the funding status such as the potential impact of lump sum settlements as well as existing or expected market conditions. In general, the allocation has a lower overall investment risk when a plan is in a stronger funded status position since there is less economic incentive to take risk to increase the expected returns on the plan assets. As a result, the primary employee plan has a greater allocation to equity securities than the employee-agent plan. The primary qualified employee plan comprises 79% of total plan assets and 81% of equity securities. The pension plans' asset exposure within each asset category is tracked against widely accepted established benchmarks for each asset class with limits on variation from the benchmark established in the investment policy. Pension plan assets are regularly monitored for compliance with these limits and other risk limits specified in the investment policies.

       The pension plans' weighted average target asset allocation and the actual percentage of plan assets, by asset category as of December 31, 2014 are as follows:

	Target asset allocation (1)	Actual percentage of plan assets
Asset category	2014	2014	2013
Equity securities	40 - 50%	41%	49%
Fixed income securities	43 - 52	50	41
Limited partnership interests	0 - 18	7	7
Short-term investments and other	—	2	3

Total (2)		100%	100%

(1)
The target asset allocation considers risk based exposure while the actual percentage of plan assets utilizes a financial reporting view excluding exposure provided through derivatives.
(2)
Securities lending collateral reinvestment is excluded from the table above.

       The target asset allocation for an asset category may be achieved either through direct investment holdings, through replication using derivative instruments (e.g., futures or swaps) or net of hedges using derivative instruments to reduce exposure to an asset category. The net notional amount of derivatives used for replication and hedges is limited to 105% or 115% of total plan assets depending on the plan. Market performance of the different asset categories may, from time to time, cause deviation from the target asset allocation. The asset allocation mix is reviewed on a periodic basis and rebalanced to bring the allocation within the target ranges.

       Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. As of December 31, 2014, U.S. government fixed income securities and U.S. equity securities are lent out and cash collateral is invested 6% in fixed income securities and 94% in short-term investments.

       The following table presents the fair values of pension plan assets as of December 31, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2014
Equity securities	$161	$2,109	$75	$2,345
Fixed income securities:
U.S. government and agencies	870	44	—	914
Foreign government	—	28	—	28
Municipal	—	—	14	14
Corporate	—	1,822	12	1,834
RMBS	—	115	—	115
Short-term investments	55	254	—	309
Limited partnership interests:
Real estate funds (1)	—	—	154	154
Private equity funds (2)	—	—	218	218
Hedge funds	—	—	32	32
Cash and cash equivalents	34	—	—	34
Free-standing derivatives:
Assets	(1)	—	—	(1)
Liabilities	(3)	—	—	(3)

Total plan assets at fair value	$1,116	$4,372	$505	5,993

% of total plan assets at fair value	18.6%	73.0%	8.4%	100.0%
Securities lending obligation (3)				(234)
Other net plan assets (4)				24

Total reported plan assets				$5,783

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
(4)
Other net plan assets represent interest and dividends receivable and net receivables related to settlements of investment transactions, such as purchases and sales.

       The following table presents the fair values of pension plan assets as of December 31, 2013.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2013
Equity securities	$160	$2,306	$237	$2,703
Fixed income securities:
U.S. government and agencies	608	52	—	660
Foreign government	—	44	—	44
Municipal	—	—	18	18
Corporate	—	1,433	18	1,451
RMBS	—	83	—	83
Short-term investments	54	344	—	398
Limited partnership interests:
Real estate funds	—	—	197	197
Private equity funds	—	—	211	211
Hedge funds	—	—	9	9
Cash and cash equivalents	25	—	—	25
Free-standing derivatives:
Assets	1	3	—	4
Liabilities	(1)	—	—	(1)

Total plan assets at fair value	$847	$4,265	$690	5,802

% of total plan assets at fair value	14.6%	73.5%	11.9%	100.0%
Securities lending obligation				(290)
Other net plan assets				90

Total reported plan assets				$5,602

       The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 6.

       The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2014.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2013	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2014
Equity securities	$237	$2	$2	$(166)	$—	$75
Fixed income securities:
Municipal	18	—	—	(4)	—	14
Corporate	18	—	—	(6)	—	12
Limited partnership interests:
Real estate funds	197	(3)	6	(46)	—	154
Private equity funds	211	(4)	4	7	—	218
Hedge funds	9	—	—	23	—	32

Total Level 3 plan assets	$690	$(5)	$12	$(192)	$—	$505

       The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2013.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2012	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2013
Equity securities	$314	$3	$18	$(98)	$—	$237
Fixed income securities:
Municipal	129	7	1	(119)	—	18
Corporate	10	5	—	3	—	18
Limited partnership interests:
Real estate funds	214	—	11	(28)	—	197
Private equity funds	199	—	(2)	14	—	211
Hedge funds	80	—	—	(71)	—	9

Total Level 3 plan assets	$946	$15	$28	$(299)	$—	$690

       The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2012.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2011	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2012
Equity securities	$309	$—	$8	$(3)	$—	$314
Fixed income securities:
Municipal	163	5	(2)	(37)	—	129
Corporate	9	1	—	—	—	10
Limited partnership interests:
Real estate funds	192	16	2	4	—	214
Private equity funds	186	8	(6)	11	—	199
Hedge funds	79	—	1	—	—	80

Total Level 3 plan assets	$938	$30	$3	$(25)	$—	$946

       The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company's assumption for the expected long-term rate of return on plan assets is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward looking nature of this assumption, the actual returns in any one year do not immediately result in a change. In giving consideration to the targeted plan asset allocation, the Company evaluated returns using the same sources it has used historically which include: historical average asset class returns from an independent nationally recognized vendor of this type of data blended together using the asset allocation policy weights for the Company's pension plans; asset class return forecasts from a large global independent asset management firm that specializes in providing multi-asset class investment fund products which were blended together using the asset allocation policy weights; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. This same methodology has been applied on a consistent basis each year. All of these were consistent with the Company's weighted average long-term rate of return on plan assets assumption of 7.36% used for 2014 and 7.33% that will be used for 2015. The assumption for the primary qualified employee plan is 7.75% and the employee-agent plan is 5.75% for both years. The employee-agent plan assumption is lower than the primary qualified employee plan assumption due to a lower investment allocation to equity securities and a higher allocation to fixed income securities. As of the 2014 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 8.0% and 10.3%, respectively.

       Pension plan assets did not include any of the Company's common stock as of December 31, 2014 or 2013.

Cash flows

       There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2014. The Company currently plans to contribute $127 million to its pension plans in 2015.

       The Company contributed $38 million and $39 million to the postretirement benefit plans in 2014 and 2013, respectively. Contributions by participants were $19 million and $18 million in 2014 and 2013, respectively.

Estimated future benefit payments

       Estimated future benefit payments expected to be paid in the next 10 years, based on the assumptions used to measure the Company's benefit obligation as of December 31, 2014, are presented in the table below.

($ in millions)	Pension benefits	Postretirement benefits
2015	$368	$39
2016	392	31
2017	434	33
2018	449	34
2019	495	37
2020-2024	2,608	204

Total benefit payments	$4,746	$378

Allstate 401(k) Savings Plan

       Employees of the Company, with the exception of those employed by the Company's international, Esurance and Answer Financial subsidiaries, are eligible to become members of the Allstate 401(k) Savings Plan ("Allstate Plan"). The Company's contributions are based on the Company's matching obligation and certain performance measures. The Company is responsible for funding its anticipated contribution to the Allstate Plan, and may, at the discretion of management, use the ESOP to pre-fund certain portions. In connection with the Allstate Plan, the Company has a note from the ESOP with a principal balance of $15 million as of December 31, 2014. The ESOP note has a fixed interest rate of 7.9% and matures in 2019. The Company records dividends on the ESOP shares in retained income and all the shares held by the ESOP are included in basic and diluted weighted average common shares outstanding.

       The Company's contribution to the Allstate Plan was $75 million, $54 million and $52 million in 2014, 2013 and 2012, respectively. These amounts were reduced by the ESOP benefit computed for the years ended December 31 as follows:

($ in millions)	2014	2013	2012
Interest expense recognized by ESOP	$1	$2	$2
Less: dividends accrued on ESOP shares	(4)	(3)	(2)
Cost of shares allocated	8	7	2

Compensation expense	5	6	2
Reduction of defined contribution due to ESOP	71	46	10

ESOP benefit	$(66)	$(40)	$(8)

       The Company made $3 million and $2 million in contributions to the ESOP in 2014 and 2013. The Company made no contributions to the ESOP in 2012. As of December 31, 2014, total committed to be released, allocated and unallocated ESOP shares were 1 million, 35 million and 3 million, respectively.

       Allstate's Canadian, Esurance and Answer Financial subsidiaries sponsor defined contribution plans for their eligible employees. Expense for these plans was $11 million, $11 million and $7 million in 2014, 2013 and 2012, respectively.

18.  Equity Incentive Plans

       The Company currently has equity incentive plans under which the Company grants nonqualified stock options, restricted stock units and performance stock awards to certain employees and directors of the Company. The total compensation expense related to equity awards was $88 million, $93 million and $86 million and the total income tax benefits were $30 million, $32 million and $30 million for 2014, 2013 and 2012, respectively. Total cash received from the exercise of options was $314 million, $212 million and $99 million for 2014, 2013 and 2012, respectively. Total tax benefit realized on options exercised and stock unrestricted was $73 million, $65 million and $28 million for 2014, 2013 and 2012, respectively.

       The Company records compensation expense related to awards under these plans over the shorter of the period in which the requisite service is rendered or retirement eligibility is attained. Compensation expense for performance share awards is based on the probable number of awards expected to vest using the performance level most likely to be achieved at the end of the performance period. As of December 31, 2014, total unrecognized compensation cost related to all nonvested awards was $74 million, of which $29 million related to nonqualified stock options which are expected to be recognized over the weighted average vesting period of 1.78 years, $34 million related to restricted stock units which are expected to be recognized over the weighted average vesting period of 1.81 years and $11 million related to performance stock awards which are expected to be recognized over the weighted average vesting period of 1.38 years.

       Options are granted to employees with exercise prices equal to the closing share price of the Company's common stock on the applicable grant date. Options granted to employees on or after February 18, 2014 vest ratably over a three-year period. Options granted from February 22, 2010 through February 17, 2014 vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances. Options may be exercised once vested and will expire no later than ten years after the date of grant.

       Restricted stock units granted on or after February 18, 2014 vest and unrestrict in full on the third anniversary of the grant date, except for directors whose awards vest immediately and unrestrict after leaving the board. Restricted stock units granted to employees from February 22, 2010 through February 17, 2014 vest and unrestrict 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.

       Performance stock awards vest and are converted into shares of stock on the third anniversary of the grant date. Vesting of the number of performance stock awards earned based on the attainment of performance goals for each of the performance periods is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances, and achievement of performance goals.

       A total of 97.6 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans' terms. As of December 31, 2014, 29.7 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.

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

	2014	2013	2012
Weighted average expected term	6.5 years	8.2 years	9.0 years
Expected volatility	16.8 - 42.2%	19.1 - 48.1%	20.2 - 53.9%
Weighted average volatility	28.3%	31.0%	34.6%
Expected dividends	1.7 - 2.2%	1.9 - 2.2%	2.2 - 3.0%
Weighted average expected dividends	2.1%	2.2%	2.8%
Risk-free rate	0.0 - 3.0%	0.0 - 2.9%	0.0 - 2.2%

       A summary of option activity for the year ended December 31, 2014 is shown in the following table.

	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2014	23,982	$40.60
Granted	2,499	52.43
Exercised	(7,750)	40.55
Forfeited	(535)	41.67
Expired	(207)	56.44

Outstanding as of December 31, 2014	17,989	42.05	$507,227	5.4

Outstanding, net of expected forfeitures	17,856	42.02	504,113	5.4
Outstanding, exercisable ("vested")	10,872	41.19	315,929	3.8

       The weighted average grant date fair value of options granted was $12.50, $11.99 and $8.69 during 2014, 2013 and 2012, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $151 million, $92 million and $52 million during 2014, 2013 and 2012, respectively.

       The changes in restricted stock units are shown in the following table for the year ended December 31, 2014.

	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2014	2,840	$35.89
Granted	755	52.70
Vested	(1,098)	32.07
Forfeited	(217)	42.46

Nonvested as of December 31, 2014	2,280	42.71

       The fair value of restricted stock units is based on the market value of the Company's stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock units granted was $52.70, $45.78 and $31.89 during 2014, 2013 and 2012, respectively. The total fair value of restricted stock units vested was $60 million, $104 million and $30 million during 2014, 2013 and 2012, respectively.

       The changes in performance stock awards are shown in the following table for the year ended December 31, 2014.

	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2014	843	$36.38
Granted	259	52.18
Adjustment for performance achievement	240	37.35
Vested	—	—
Forfeited	(38)	36.41

Nonvested as of December 31, 2014	1,304	39.70

       The increase in PSA's comprises the granted which is at the targeted payout and the adjustment to the granted for performance achievement. The fair value of performance stock awards is based on the market value of the Company's stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of performance stock awards granted was $52.18, $45.61 and $31.41 during 2014, 2013 and 2012, respectively. None of the performance stock awards vested during 2014, 2013 or 2012.

       The tax benefit realized in 2014, 2013 and 2012 related to tax deductions from stock option exercises and included in shareholders' equity was $23 million, $12 million and $8 million, respectively. The tax benefit realized in 2014, 2013 and 2012 related to all stock-based compensation and recorded directly to shareholders' equity was $32 million, $30 million and $6 million, respectively.

19.  Reporting Segments

       Allstate management is organized around products and services, and this structure is considered in the identification of its four reportable segments. These segments and their respective operations are as follows:

       Allstate Protection principally sells private passenger auto and homeowners insurance in the United States and Canada. Revenues from external customers generated outside the United States were $1.08 billion, $1.06 billion and $992 million in 2014, 2013 and 2012, respectively. The Company evaluates the results of this segment based upon underwriting results.

       Discontinued Lines and Coverages consists of property-liability business no longer written by Allstate, including results from asbestos, environmental and other discontinued lines claims, and certain commercial and other businesses in run-off. This segment also includes the historical results of the commercial and reinsurance businesses sold in 1996. The Company evaluates the results of this segment based upon underwriting results.

       Allstate Financial sells traditional, interest-sensitive and variable life insurance and voluntary accident and health insurance products. Allstate Financial previously offered and continues to have in force fixed annuities such as deferred and immediate annuities, and institutional products consisting of funding agreements sold to unaffiliated trusts that use them to back medium-term notes. Allstate Financial had no revenues from external customers generated outside the United States in 2014, 2013 or 2012. The Company evaluates the results of this segment based upon operating income.

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

       Operating income is net income available to common shareholders, excluding:

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

       Summarized revenue data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Revenues
Property-Liability
Property-liability insurance premiums
Auto	$19,344	$18,449	$17,928
Homeowners	6,904	6,613	6,359
Other personal lines	1,662	1,629	1,594
Commercial lines	476	456	462
Other business lines	542	471	394

Allstate Protection	28,928	27,618	26,737
Discontinued Lines and Coverages	1	—	—

Total property-liability insurance premiums	28,929	27,618	26,737
Net investment income	1,301	1,375	1,326
Realized capital gains and losses	549	519	335

Total Property-Liability	30,779	29,512	28,398
Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	511	491	470
Immediate annuities with life contingencies	4	37	45
Accident and health insurance	744	720	653

Total life and annuity premiums	1,259	1,248	1,168
Interest-sensitive life insurance	879	1,086	1,055
Fixed annuities	19	18	18

Total contract charges	898	1,104	1,073

Total life and annuity premiums and contract charges	2,157	2,352	2,241
Net investment income	2,131	2,538	2,647
Realized capital gains and losses	144	74	(13)

Total Allstate Financial	4,432	4,964	4,875
Corporate and Other
Service fees	5	9	4
Net investment income	27	30	37
Realized capital gains and losses	1	1	5

Total Corporate and Other before reclassification of service fees	33	40	46
Reclassification of service fees (1)	(5)	(9)	(4)

Total Corporate and Other	28	31	42

Consolidated revenues	$35,239	$34,507	$33,315

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

       Summarized financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Net income
Property-Liability
Underwriting income
Allstate Protection	$1,887	$2,361	$1,253
Discontinued Lines and Coverages	(115)	(143)	(53)

Total underwriting income	1,772	2,218	1,200
Net investment income	1,301	1,375	1,326
Income tax expense on operations	(1,040)	(1,177)	(779)
Realized capital gains and losses, after-tax	357	339	221
Gain (loss) on disposition of operations, after-tax	37	(1)	—

Property-Liability net income available to common shareholders	2,427	2,754	1,968
Allstate Financial
Life and annuity premiums and contract charges	2,157	2,352	2,241
Net investment income	2,131	2,538	2,647
Periodic settlements and accruals on non-hedge derivative instruments	(1)	17	55
Contract benefits and interest credited to contractholder funds	(2,663)	(3,171)	(3,252)
Operating costs and expenses and amortization of deferred policy acquisition costs	(721)	(895)	(926)
Restructuring and related charges	(2)	(7)	—
Income tax expense on operations	(294)	(246)	(236)

Operating income	607	588	529
Realized capital gains and losses, after-tax	94	46	(8)
Valuation changes on embedded derivatives that are not hedged, after-tax	(15)	(16)	82
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(3)	(5)	(42)
DAC and DSI unlocking related to realized capital gains and losses, after-tax	—	7	4
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	1	(11)	(36)
Loss on disposition of operations, after-tax	(53)	(514)	12

Allstate Financial net income available to common shareholders	631	95	541
Corporate and Other
Service fees (1)	5	9	4
Net investment income	27	30	37
Operating costs and expenses (1)	(364)	(627)	(383)
Income tax benefit on operations	124	220	136
Preferred stock dividends	(104)	(17)	—

Operating loss	(312)	(385)	(206)
Realized capital gains and losses, after-tax	—	—	3
Loss on extinguishment of debt, after-tax	—	(319)	—
Postretirement benefits curtailment gain, after-tax	—	118	—

Corporate and Other net loss available to common shareholders	(312)	(586)	(203)

Consolidated net income available to common shareholders	$2,746	$2,263	$2,306

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

       Additional significant financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Amortization of DAC
Property-Liability	$3,875	$3,674	$3,483
Allstate Financial	260	328	401

Consolidated	$4,135	$4,002	$3,884

Income tax expense
Property-Liability	$1,211	$1,357	$893
Allstate Financial	299	87	241
Corporate and Other	(124)	(328)	(134)

Consolidated	$1,386	$1,116	$1,000

       Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in the Property-Liability segment. A portion of these long-lived assets are used by entities included in the Allstate Financial and Corporate and Other segments and, accordingly, are charged expenses in proportion to their use.

       Summarized data for total assets and investments for each of the Company's reportable segments as of December 31 are as follows:

($ in millions)	2014	2013	2012
Assets
Property-Liability	$55,767	$54,726	$52,201
Allstate Financial	49,248	65,707	72,368
Corporate and Other	3,518	3,087	2,378

Consolidated	$108,533	$123,520	$126,947

Investments
Property-Liability	$39,083	$39,638	$38,215
Allstate Financial	38,809	39,105	56,999
Corporate and Other	3,221	2,412	2,064

Consolidated	$81,113	$81,155	$97,278

       The balances above reflect the elimination of related party investments between segments.

20. Other Comprehensive Income

       The components of other comprehensive income (loss) on a pre-tax and after-tax basis for the years ended December 31 are as follows:

	2014			2013			2012
($ in millions)	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,026	$(358)	$668	$(1,278)	$447	$(831)	$2,428	$(848)	$1,580
Less: reclassification adjustment of realized capital gains and losses	597	(209)	388	549	(192)	357	225	(79)	146

Unrealized net capital gains and losses	429	(149)	280	(1,827)	639	(1,188)	2,203	(769)	1,434

Unrealized foreign currency translation adjustments	(62)	22	(40)	(49)	17	(32)	22	(8)	14

Unrecognized pension and other postretirement benefit cost arising during the period	(1,197)	421	(776)	1,231	(429)	802	(634)	224	(410)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(78)	27	(51)	(445)	156	(289)	(166)	58	(108)

Unrecognized pension and other postretirement benefit cost	(1,119)	394	(725)	1,676	(585)	1,091	(468)	166	(302)

Other comprehensive income (loss)	$(752)	$267	$(485)	$(200)	$71	$(129)	$1,757	$(611)	$1,146

21.  Quarterly Results (unaudited)

($ in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues	$8,684	$8,463	$8,860	$8,787	$8,936	$8,465	$8,759	$8,792
Net income available to common shareholders	587	709	614	434	750	310	795	810
Net income available to common shareholders earnings per common share — Basic	1.31	1.49	1.41	0.93	1.77	0.67	1.89	1.79
Net income available to common shareholders earnings per common share — Diluted	1.30	1.47	1.39	0.92	1.74	0.66	1.86	1.76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062

We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allstate Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 19, 2015

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

       Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria related to internal control over financial reporting described in "Internal Control – Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

       Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company's internal control over financial reporting, which is included herein.

       Changes in Internal Control over Financial Reporting.    During the fiscal quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

 Part III

Item 10.  Directors, Executive Officers and Corporate Governance

       Information regarding directors of The Allstate Corporation standing for election at the 2015 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions "Corporate Governance Practices – Proposal 1. Election of Directors."

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the sections of the Proxy Statement with the following captions:

•
Security Ownership of Directors and Executive Officers

•
Security Ownership of Certain Beneficial Owners

Equity Compensation Plan Information

       The following table includes information as of December 31, 2014, with respect to The Allstate Corporation's equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	22,157,811	(2)	$40.05	28,518,724	(3)
Total	22,157,811	(2)	$40.05	28,518,724	(3)

(1)
Consists of the 2013 Equity Incentive Plan, which amended and restated the 2009 Equity Incentive Plan; the Equity Incentive Plan for Non-Employee Directors; and the 2006 Equity Compensation Plan for Non-Employee Directors. The Corporation does not maintain any equity compensation plans not approved by stockholders.
(2)
As of December 31, 2014, 2,279,627 restricted stock units (RSUs) and 1,889,568 PSAs were outstanding. The weighted-average exercise price of outstanding options, warrants, and rights does not take into account RSUs and PSAs, which have no exercise price. PSAs are reported at the maximum potential amount awarded, reduced for forfeitures; the actual number of shares earned may be less and are based upon measures achieved at the end of three separate one-year periods for those granted in 2012 and 2013 and at the end of the three-year performance period for those granted in 2014.
(3)
Includes 28,354,242 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and stock in lieu of cash under the 2013 Equity Incentive Plan; and 164,482 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, and stock in lieu of cash compensation under the 2006 Equity Compensation Plan for Non-Employee Directors.

       Asset managers, such as those that manage mutual funds and exchange traded funds, principally on behalf of third party investors, at times acquire sufficient voting ownership interests in Allstate to require disclosure. BlackRock, Inc. has disclosed that it, together with certain subsidiaries, held 5.7% of our common stock as of December 31, 2014. BlackRock also manages approximately $2 billion of Allstate's investment portfolio under an investment management agreement and has licensed an investment technology software system to Allstate. The terms of these arrangements are customary and the aggregate related fees are not material. State Street Corp. also manages an investment portfolio of $2.5 billion on behalf of participants in Allstate's 401(k) Savings Plan and $1.9 billion on behalf of Allstate domestic qualified pension plans. The terms of these arrangements are customary and the aggregate related fees are not material.

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

Item 14.  Principal Accounting Fees and Services

       Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the captions "Proposal 3. Ratification of the Appointment of Independent Registered Public Accountant."

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 23, 2012	8-K	1-11840	3(i)	May 23, 2012
3.2	Amended and Restated By-Laws of The Allstate Corporation as amended May 23, 2012	8-K	1-11840	3(ii)	May 23, 2012
3.3	Certificate of Designations with respect to the Preferred Stock, Series A of the Registrant, dated June 10, 2013	8-K	1-11840	3.1	June 12, 2013
3.4	Certificate of Designations with respect to the Preferred Stock, Series C of the Registrant, dated September 26, 2013	8-K	1-11840	3.1	September 30, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.5	Certificate of Designations with respect to the Preferred Stock, Series D of the Registrant, dated December 13, 2013	8-K	1-11840	3.1	December 16, 2013
3.6	Certificate of Correction of Certificate of Designations with respect to the Preferred Stock, Series A of the Registrant dated February 18, 2014	10-K	1-11840	3.6	February 20, 2014
3.7	Certificate of Designations with respect to the Preferred Stock, Series E of the Registrant, dated February 27, 2014	8-K	1-11840	3.1	March 3, 2014
3.8	Certificate of Designations with respect to the Preferred Stock, Series F of the Registrant, dated June 11, 2014	8-K	1-11840	3.1	June 12, 2014
4.1
	The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries
4.2	Deposit Agreement, dated June 12, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series A)	8-K	1-11840	4.1	June 12, 2013
4.3	Form of Preferred Stock Certificate, Series A (included as Exhibit A to Exhibit 3.3 above)	8-K	1-11840	4.2	June 12, 2013
4.4	Form of Depositary Receipt, Series A (included as Exhibit A to Exhibit 4.2 above)	8-K	1-11840	4.3	June 12, 2013
4.5	Deposit Agreement, dated September 30, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series C)	8-K	1-11840	4.1	September 30, 2013
4.6	Form of Preferred Stock Certificate, Series C (included as Exhibit A to Exhibit 3.4 above)	8-K	1-11840	4.2	September 30, 2013
4.7	Form of Depositary Receipt, Series C (included as Exhibit A to Exhibit 4.5 above)	8-K	1-11840	4.3	September 30, 2013
4.8	Deposit Agreement, dated December 16, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series D)	8-K	1-11840	4.1	December 16, 2013
4.9	Form of Preferred Stock Certificate, Series D (included as Exhibit A to Exhibit 3.5 above)	8-K	1-11840	4.2	December 16, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.10	Form of Depositary Receipt, Series D (included as Exhibit A to Exhibit 4.8 above)	8-K	1-11840	4.3	December 16, 2013
4.11	Deposit Agreement, dated March 3, 2014, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series E)	8-K	1-11840	4.1	March 3, 2014
4.12	Form of Preferred Stock Certificate, Series E (included as Exhibit A to Exhibit 3.7 above)	8-K	1-11840	4.2	March 3, 2014
4.13	Form of Depositary Receipt, Series E (included as Exhibit A to Exhibit 4.11 above)	8-K	1-11840	4.3	March 3, 2014
4.14	Deposit Agreement, dated June 12, 2014, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series F)	8-K	1-11840	4.1	June 12, 2014
4.15	Form of Preferred Stock Certificate, Series F (included as Exhibit A to Exhibit 3.8 above)	8-K	1-11840	4.2	June 12, 2014
4.16	Form of Depositary Receipt, Series F (included as Exhibit A to Exhibit 4.14 above)	8-K	1-11840	4.3	June 12, 2014
10.1	Credit Agreement dated April 27, 2012 among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Bank of America, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	1-11840	10.6	May 2, 2012
10.2	Amendment No. 1 to Credit Agreement dated as of April 27, 2014	8-K	1-11840	10.1	April 29, 2014
10.3*	The Allstate Corporation Annual Executive Incentive Plan	Proxy	1-11840	App. B	April 7, 2014
10.4*	The Allstate Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2014	10-K	1-11840	10.3	February 20, 2014
10.5*	The Allstate Corporation 2013 Equity Incentive Plan, as amended and restated effective February 19, 2014	10-Q	1-11840	10.1	May 6, 2014
10.6*+	Form of Performance Stock Award Agreement for awards granted on or after March 6, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.4	May 2, 2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.7*+	Form of Option Award Agreement for awards granted on or after February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	May 2, 2012
10.8*+	Form of Option Award Agreement for awards granted on or after December 30, 2011 and prior to February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	8-K	1-11840	10.2	December 28, 2011
10.9*+	Form of Option Award Agreement for awards granted on or after February 22, 2011 and prior to December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	April 27, 2011
10.10*+	Form of Option Award Agreement for awards granted on or after May 19, 2009 and prior to February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	8-K/A	1-11840	10.3	May 20, 2009
10.11*†	Form of Option Award Agreement for awards granted on or after September 13, 2008 and prior to May 19, 2009 under The Allstate Corporation 2001 Equity Incentive Plan	8-K	1-11840	10.3	September 19, 2008
10.12*†	Form of Executive Officer Option Award Agreement for awards granted on or after July 18, 2006 and prior to September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan	8-K	1-11840	10.1	July 20, 2006
10.13*†	Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan	10-K	1-11840	10.19	March 11, 2004
10.14*+	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.2	May 2, 2012
10.15*+	Form of Restricted Stock Unit Award Agreement for awards granted on or after December 30, 2011 and prior to February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	8-K	1-11840	10.3	December 28, 2011
10.16*+	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 22, 2011 and prior to December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.4	April 27, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.17*+	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 22, 2010 and prior to February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	10-K	1-11840	10.17	February 25, 2010
10.18*	Supplemental Retirement Income Plan, as amended and restated effective January 1, 2014	10-Q	1-11840	10.3	July 31, 2013
10.19*	The Allstate Corporation Change in Control Severance Plan effective December 30, 2011	8-K	1-11840	10.1	December 28, 2011
10.20*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.7	September 19, 2008
10.21*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated effective September 15, 2008	8-K	1-11840	10.5	September 19, 2008
10.22*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.6	September 19, 2008
10.23*	Form of Option Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.3	May 19, 2006
10.24*	Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.8	September 19, 2008
10.25*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.9	September 19, 2008
10.26*	Form of Indemnification Agreement between the Registrant and Director	10-Q	1-11840	10.2	August 1, 2007
10.27*	Resolutions regarding Non-Employee Director Compensation	10-Q	1-11840	10.1	October 29, 2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.28	Stock Purchase Agreement, dated as of May 17, 2011, between White Mountains Holdings (Luxembourg) S.à r.l. and The Allstate Corporation. (Certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit.)	8-K	1-11840	10.1	May 23, 2011
10.29	Guaranty Agreement, dated as of May 17, 2011, by White Mountains Insurance Group, Ltd. in favor of The Allstate Corporation	8-K	1-11840	10.2	May 23, 2011
10.30	Stock Purchase Agreement, dated July 17, 2013, among Allstate Life Insurance Company, Resolution Life Holdings, Inc., and Resolution Life L.P.	8-K	1-11840	10.1	July 22, 2013
10.31	Amended and Restated Reinsurance Agreement, dated April 1, 2014, between Allstate Life Insurance Company and Lincoln Benefit Life Company	8-K	1-11840	10.1	April 7, 2014
10.32	Partial Commutation Agreement, dated April 1, 2014, between Allstate Life Insurance Company and Lincoln Benefit Life Company	8-K	1-11840	10.2	April 7, 2014
12	Computation of Earnings to Fixed Charges Ratio					X
14	The Allstate Code of Ethics	8-K	1-11840	14	May 23, 2012
21	Subsidiaries of The Allstate Corporation					X
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

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
February 18, 2015

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson Thomas J. Wilson	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)	February 18, 2015
/s/ Steven E. Shebik Steven E. Shebik	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2015
/s/ F. Duane Ackerman F. Duane Ackerman	Lead Director	February 18, 2015
/s/ Robert D. Beyer Robert D. Beyer	Director	February 18, 2015
/s/ Kermit R. Crawford Kermit R. Crawford	Director	February 18, 2015
/s/ Michael L. Eskew Michael L. Eskew	Director	February 18, 2015
/s/ Jack M. Greenberg Jack M. Greenberg	Director	February 18, 2015
/s/ Herbert L. Henkel Herbert L. Henkel	Director	February 18, 2015
/s/ Siddharth N. Mehta Siddharth N. Mehta	Director	February 18, 2015
/s/ Andrea Redmond Andrea Redmond	Director	February 18, 2015
/s/ John W. Rowe John W. Rowe	Director	February 18, 2015
/s/ Judith A. Sprieser Judith A. Sprieser	Director	February 18, 2015
/s/ Mary Alice Taylor Mary Alice Taylor	Director	February 18, 2015

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2014

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$4,192	$4,328	$4,328
States, municipalities and political subdivisions	7,877	8,497	8,497
Foreign governments	1,543	1,645	1,645
Public utilities	4,985	5,519	5,519
Convertibles and bonds with warrants attached	209	186	186
All other corporate bonds	35,192	36,439	36,439
Asset-backed securities	3,971	3,978	3,978
Residential mortgage-backed securities	1,108	1,207	1,207
Commercial mortgage-backed securities	573	615	615
Redeemable preferred stocks	22	26	26

Total fixed maturities	59,672	$62,440	62,440

Equity securities:
Common stocks:
Public utilities	94	$107	107
Banks, trusts and insurance companies	792	866	866
Industrial, miscellaneous and all other	2,712	3,013	3,013
Nonredeemable preferred stocks	94	118	118

Total equity securities	3,692	$4,104	4,104

Mortgage loans on real estate	4,188	$4,446	4,188

Real estate (includes $5 acquired in satisfaction of debt)	113		113
Policy loans	909		909
Derivative instruments	89	$92	92

Limited partnership interests	4,527		4,527
Other long-term investments	2,200		2,200
Short-term investments	2,540	$2,540	2,540

Total investments	$77,930		$81,113

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

($ in millions)	Year Ended December 31,
	2014	2013	2012
Revenues
Investment income, less investment expense	$3	$3	$6
Other income	67	42	10

	70	45	16
Expenses
Interest expense	321	366	372
Loss on extinguishment of debt	1	491	—
Pension and other postretirement benefit expense	41	(184)	—
Other operating expenses	38	30	22

	401	703	394

Loss from operations before income tax benefit and equity in net income of subsidiaries	(331)	(658)	(378)
Income tax benefit	(142)	(251)	(137)

Loss before equity in net income of subsidiaries	(189)	(407)	(241)
Equity in net income of subsidiaries	3,039	2,687	2,547

Net income	2,850	2,280	2,306

Preferred stock dividends	104	17	—

Net income available to common shareholders	2,746	2,263	2,306

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	280	(1,188)	1,434
Unrealized foreign currency translation adjustments	(40)	(32)	14
Unrecognized pension and other postretirement benefit cost	(725)	1,091	(302)

Other comprehensive (loss) income, after-tax	(485)	(129)	1,146

Comprehensive income	$2,365	$2,151	$3,452

See accompanying notes to condensed financial information and notes to consolidated financial statements.

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2014	2013
Assets
Investments in subsidiaries	$26,362	$26,813
Fixed income securities, at fair value (amortized cost $878 and $210)	880	213
Short-term investments, at fair value (amortized cost $673 and $565)	673	565
Cash	155	105
Receivable from subsidiaries	342	311
Prepaid pension benefit asset	—	401
Deferred income taxes	352	—
Other assets	221	110

Total assets	$28,985	$28,518

Liabilities
Long-term debt	$5,194	$6,157
Pension and other postretirement benefit obligations	977	358
Deferred compensation	263	255
Dividends payable to shareholders	155	131
Deferred income taxes	—	38
Other liabilities	92	99

Total liabilities	6,681	7,038

Shareholders' equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand and 32.3 thousand shares issued and outstanding, $1,805 and $807.5 aggregate liquidation preference	1,746	780
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 418 million and 449 million shares outstanding	9	9
Additional capital paid-in	3,199	3,143
Retained income	37,842	35,580
Deferred ESOP expense	(23)	(31)
Treasury stock, at cost (482 million and 451 million shares)	(21,030)	(19,047)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	1,926	1,646
Unrealized foreign currency translation adjustments	(2)	38
Unrealized pension and other postretirement benefit cost	(1,363)	(638)

Total accumulated other comprehensive income	561	1,046

Total shareholders' equity	22,304	21,480

Total liabilities and shareholders' equity	$28,985	$28,518

See accompanying notes to condensed financial information and notes to consolidated financial statements.

 THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$2,850	$2,280	$2,306
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(3,039)	(2,687)	(2,547)
Dividends received from subsidiaries	2,497	1,992	1,038
Loss on extinguishment of debt	1	491	—
Changes in:
Pension and other postretirement benefits	41	(184)	—
Income taxes	(158)	113	(4)
Operating assets and liabilities	(29)	25	59

Net cash provided by operating activities	2,163	2,030	852

Cash flows from investing activities
Proceeds from sales of investments	351	—	92
Investment purchases	(1,174)	(156)	—
Investment collections	155	200	100
Return of capital from subsidiaries	1,200	37	154
Change in short-term investments, net	(88)	(450)	15

Net cash provided by (used in) investing activities	444	(369)	361

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,271	493
Repayment of long-term debt	(962)	(2,627)	(352)
Proceeds from issuance of preferred stock	965	781	—
Dividends paid on common stock	(477)	(352)	(534)
Dividends paid on preferred stock	(87)	(6)	—
Treasury stock purchases	(2,301)	(1,834)	(913)
Shares reissued under equity incentive plans, net	266	170	85
Excess tax benefits on share-based payment arrangements	41	38	10
Other	(2)	(1)	(3)

Net cash used in financing activities	(2,557)	(1,560)	(1,214)

Net increase (decrease) in cash	50	101	(1)
Cash at beginning of year	105	4	5

Cash at end of year	$155	$105	$4

See accompanying notes to condensed financial information and notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.     General

       The financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8. The long-term debt presented in Note 12 "Capital Structure" are direct obligations of the Registrant, with the exception of the $44 million of synthetic lease obligations as of December 31, 2013. A majority of the pension and other postretirement benefits plans presented in Note 17 "Benefit Plans" are direct obligations of the Registrant.

       Participating subsidiaries fund the pension plans contributions under a master services cost sharing agreement. In addition, as a result of joint and several pension liability rules under the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended, many liabilities that arise in connection with pension plans are joint and several across all members of a controlled group of entities.

2.    Supplemental Disclosures of Cash Flow Information

       The Registrant paid $332 million, $359 million and $364 million of interest on debt in 2014, 2013 and 2012, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

($ in millions)	As of December 31,			For the year ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income (1)	Claims and claims expense, contract benefits and interest credited to contractholders	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2014
Property-Liability operations
Allstate Protection	$1,820	$20,709	$11,640	$28,928		$19,315	$3,875	$3,851	$29,613
Discontinued Lines and Coverages	—	2,214	—	1		113	—	3	1

Total Property-Liability	1,820	22,923	11,640	28,929	$1,301	19,428	3,875	3,854	29,614
Allstate Financial operations	1,705	34,909	15	2,157	2,131	2,684	260	468	746
Corporate and Other	—	—	—	—	27	—	—	360	—

Total	$3,525	$57,832	$11,655	$31,086	$3,459	$22,112	$4,135	$4,682	$30,360

2013
Property-Liability operations
Allstate Protection	$1,625	$19,598	$10,917	$27,618		$17,769	$3,674	$3,814	$28,164
Discontinued Lines and Coverages	—	2,259	—	—		142	—	1	—

Total Property-Liability	1,625	21,857	10,917	27,618	$1,375	17,911	3,674	3,815	28,164
Allstate Financial operations	1,747	36,690	15	2,352	2,538	3,195	328	572	723
Corporate and Other	—	—	—	—	30	—	—	928	—

Total	$3,372	$58,547	$10,932	$29,970	$3,943	$21,106	$4,002	$5,315	$28,887

2012
Property-Liability operations
Allstate Protection	$1,396	$19,036	$10,345	$26,737		$18,433	$3,483	$3,568	$27,026
Discontinued Lines and Coverages	—	2,252	—	—		51	—	2	1

Total Property-Liability	1,396	21,288	10,345	26,737	$1,326	18,484	3,483	3,570	27,027
Allstate Financial operations	2,225	54,214	30	2,241	2,647	3,134	401	576	655
Corporate and Other	—	—	—	—	37	—	—	379	—

Total	$3,621	$75,502	$10,375	$28,978	$4,010	$21,618	$3,884	$4,525	$27,682

(1)
A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE

($ in millions)
	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2014
Life insurance in force	$135,627	$98,165	$290,565	$328,027	88.6%

Premiums and contract charges:
Life insurance	$1,144	$360	$629	$1,413	44.5%
Accident and health insurance	800	56	—	744	—%
Property-liability insurance	29,914	1,030	45	28,929	0.2%

Total premiums and contract charges	$31,858	$1,446	$674	$31,086	2.2%

Year ended December 31, 2013
Life insurance in force	$528,473	$196,274	$14,003	$346,202	4.0%

Premiums and contract charges:
Life insurance	$2,088	$538	$82	$1,632	5.0%
Accident and health insurance	821	101	—	720	—%
Property-liability insurance	28,638	1,069	49	27,618	0.2%

Total premiums and contract charges	$31,547	$1,708	$131	$29,970	0.4%

Year ended December 31, 2012
Life insurance in force	$521,209	$209,874	$14,834	$326,169	4.5%

Premiums and contract charges:
Life insurance	$2,089	$556	$55	$1,588	3.5%
Accident and health insurance	771	118	—	653	—%
Property-liability insurance	27,794	1,090	33	26,737	0.1%

Total premiums and contract charges	$30,654	$1,764	$88	$28,978	0.3%

(1)
No reinsurance or coinsurance income was netted against premium ceded in 2014, 2013 or 2012.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V — VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period
Year ended December 31, 2014
Allowance for reinsurance recoverables	$92	$3	$—	$—	$95
Allowance for premium installment receivable	77	99	—	93	83
Allowance for deferred tax assets	—	—	—	—	—
Allowance for estimated losses on mortgage loans	21	(5)	—	8	8
Year ended December 31, 2013
Allowance for reinsurance recoverables	$87	$8	$—	$3	$92
Allowance for premium installment receivable	70	96	—	89	77
Allowance for deferred tax assets	—	—	—	—	—
Allowance for estimated losses on mortgage loans	42	(11)	—	10	21
Year ended December 31, 2012
Allowance for reinsurance recoverables	$103	$—	$—	$16	$87
Allowance for premium installment receivable	70	85	—	85	70
Allowance for deferred tax assets	67	—	—	67	—
Allowance for estimated losses on mortgage loans	63	(5)	—	16	42

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-CASUALTY INSURANCE OPERATIONS

($ in millions)	As of December 31,
	2014	2013	2012
Deferred policy acquisition costs	$1,820	$1,625	$1,396
Reserves for insurance claims and claims expense	22,923	21,857	21,288
Unearned premiums	11,640	10,917	10,345

	Year Ended December 31,
	2014	2013	2012
Earned premiums	$28,929	$27,618	$26,737
Net investment income	1,301	1,375	1,326
Claims and claims adjustment expense incurred
Current year	19,512	18,032	19,149
Prior years	(84)	(121)	(665)
Amortization of deferred policy acquisition costs	3,875	3,674	3,483
Paid claims and claims adjustment expense	19,392	17,996	18,980
Premiums written	29,614	28,164	27,027

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062

We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company's internal control over financial reporting as of December 31, 2014, and have issued our report thereon dated February 19, 2015; such consolidated financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 19, 2015