Form 10-Q
period 2015-03-31
ALLSTATE CORP
filed 2015-05-05
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
As of April 21, 2015, the registrant had 409,012,961 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2015

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended March 31,
	2015	2014
	(unaudited)
Revenues
Property-liability insurance premiums	$7,426	$7,064
Life and annuity premiums and contract charges	537	607
Net investment income	850	959
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(53)	(80)
OTTI losses reclassified to (from) other comprehensive income	4	(1)
Net OTTI losses recognized in earnings	(49)	(81)
Sales and other realized capital gains and losses	188	135
Total realized capital gains and losses	139	54
	8,952	8,684
Costs and expenses
Property-liability insurance claims and claims expense	4,993	4,759
Life and annuity contract benefits	441	488
Interest credited to contractholder funds	199	307
Amortization of deferred policy acquisition costs	1,070	1,035
Operating costs and expenses	1,090	1,094
Restructuring and related charges	4	6
Interest expense	73	87
	7,870	7,776

Loss on disposition of operations	(1)	(59)

Income from operations before income tax expense	1,081	849

Income tax expense	404	249

Net income	677	600

Preferred stock dividends	29	13

Net income available to common shareholders	$648	$587

Earnings per common share:
Net income available to common shareholders per common share - Basic	$1.56	$1.31
Weighted average common shares - Basic	415.8	446.4
Net income available to common shareholders per common share - Diluted	$1.53	$1.30
Weighted average common shares - Diluted	422.6	452.8
Cash dividends declared per common share	$0.30	$0.28

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three months ended March 31,
	2015	2014
	(unaudited)
Net income	$677	$600

Other comprehensive income, after-tax
Changes in:
Unrealized net capital gains and losses	211	445
Unrealized foreign currency translation adjustments	(27)	(16)
Unrecognized pension and other postretirement benefit cost	29	11
Other comprehensive income, after-tax	213	440

Comprehensive income	$890	$1,040

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31, 2015	December 31, 2014
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $58,235 and $59,672)	$61,403	$62,440
Equity securities, at fair value (cost $3,752 and $3,692)	4,166	4,104
Mortgage loans	4,276	4,188
Limited partnership interests	4,699	4,527
Short-term, at fair value (amortized cost $2,497 and $2,540)	2,497	2,540
Other	3,396	3,314
Total investments	80,437	81,113
Cash	916	657
Premium installment receivables, net	5,502	5,465
Deferred policy acquisition costs	3,527	3,525
Reinsurance recoverables, net	8,408	8,490
Accrued investment income	597	591
Property and equipment, net	1,026	1,031
Goodwill	1,219	1,219
Other assets	2,128	2,046
Separate Accounts	4,304	4,396
Total assets	$108,064	$108,533
Liabilities
Reserve for property-liability insurance claims and claims expense	$23,103	$22,923
Reserve for life-contingent contract benefits	12,318	12,380
Contractholder funds	22,267	22,529
Unearned premiums	11,489	11,655
Claim payments outstanding	796	784
Deferred income taxes	779	715
Other liabilities and accrued expenses	5,635	5,653
Long-term debt	5,194	5,194
Separate Accounts	4,304	4,396
Total liabilities	85,885	86,229
Commitments and Contingent Liabilities (Note 10)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand shares issued and outstanding, and $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 409 million and 418 million shares outstanding	9	9
Additional capital paid-in	3,109	3,199
Retained income	38,363	37,842
Deferred ESOP expense	(23)	(23)
Treasury stock, at cost (491 million and 482 million shares)	(21,799)	(21,030)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	71	72
Other unrealized net capital gains and losses	2,255	1,988
Unrealized adjustment to DAC, DSI and insurance reserves	(189)	(134)
Total unrealized net capital gains and losses	2,137	1,926
Unrealized foreign currency translation adjustments	(29)	(2)
Unrecognized pension and other postretirement benefit cost	(1,334)	(1,363)
Total accumulated other comprehensive income	774	561
Total shareholders’ equity	22,179	22,304
Total liabilities and shareholders’ equity	$108,064	$108,533

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)	Three months ended March 31,
	2015	2014
	(unaudited)
Preferred stock par value	$—	$—

Preferred stock additional capital paid-in
Balance, beginning of period	1,746	780
Preferred stock issuance	—	725
Balance, end of period	1,746	1,505

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,199	3,143
Forward contract on accelerated share repurchase agreement	(75)	(113)
Equity incentive plans activity	(15)	(13)
Balance, end of period	3,109	3,017

Retained income
Balance, beginning of period	37,842	35,580
Net income	677	600
Dividends on common stock	(127)	(126)
Dividends on preferred stock	(29)	(13)
Balance, end of period	38,363	36,041

Deferred ESOP expense
Balance, beginning of period	(23)	(31)
Payments	—	—
Balance, end of period	(23)	(31)

Treasury stock
Balance, beginning of period	(21,030)	(19,047)
Shares acquired	(915)	(987)
Shares reissued under equity incentive plans, net	146	112
Balance, end of period	(21,799)	(19,922)

Accumulated other comprehensive income
Balance, beginning of period	561	1,046
Change in unrealized net capital gains and losses	211	445
Change in unrealized foreign currency translation adjustments	(27)	(16)
Change in unrecognized pension and other postretirement benefit cost	29	11
Balance, end of period	774	1,486
Total shareholders’ equity	$22,179	$22,105

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended March 31,
	2015	2014
Cash flows from operating activities	(unaudited)
Net income	$677	$600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	87	98
Realized capital gains and losses	(139)	(54)
Loss on disposition of operations	1	59
Interest credited to contractholder funds	199	307
Changes in:
Policy benefits and other insurance reserves	115	(18)
Unearned premiums	(117)	(92)
Deferred policy acquisition costs	(35)	3
Premium installment receivables, net	(66)	(46)
Reinsurance recoverables, net	(24)	(45)
Income taxes	59	(68)
Other operating assets and liabilities	(191)	(270)
Net cash provided by operating activities	566	474
Cash flows from investing activities
Proceeds from sales
Fixed income securities	9,453	6,483
Equity securities	1,152	1,328
Limited partnership interests	296	238
Mortgage loans	—	10
Other investments	47	30
Investment collections
Fixed income securities	1,213	849
Mortgage loans	114	324
Other investments	60	50
Investment purchases
Fixed income securities	(9,210)	(6,252)
Equity securities	(1,172)	(1,330)
Limited partnership interests	(365)	(277)
Mortgage loans	(202)	(2)
Other investments	(193)	(243)
Change in short-term investments, net	(63)	189
Change in other investments, net	2	36
Purchases of property and equipment, net	(59)	(55)
Disposition (acquisition) of operations	—	(2)
Net cash provided by investing activities	1,073	1,376
Cash flows from financing activities
Repayments of long-term debt	—	(1)
Proceeds from issuance of preferred stock	—	725
Contractholder fund deposits	261	403
Contractholder fund withdrawals	(572)	(1,084)
Dividends paid on common stock	(118)	(113)
Dividends paid on preferred stock	(29)	(12)
Treasury stock purchases	(1,010)	(1,115)
Shares reissued under equity incentive plans, net	64	77
Excess tax benefits on share-based payment arrangements	26	13
Other	(2)	(6)
Net cash used in financing activities	(1,380)	(1,113)
Cash classified as held for sale	—	(242)
Net increase in cash	259	495
Cash at beginning of period	657	675
Cash at end of period	$916	$1,170

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
The condensed consolidated financial statements and notes as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.
Adopted accounting standard
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which allows entities that invest in certain qualified affordable housing projects through limited liability entities the option to account for these investments using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, the entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit.  Adoption of the new guidance in the first quarter of 2015 resulted in a one-time $45 million increase in income tax expense.
Pending accounting standards
Revenue from Contracts with Customers
In May 2014, the FASB issued guidance which revises the criteria for revenue recognition.  Insurance contracts are excluded from the scope of the new guidance.  Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer.  Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs.  The guidance is effective for reporting periods beginning after December 15, 2016 and is to be applied retrospectively.  In April 2015, the FASB issued an exposure draft that would delay the effective date of the standard by one year. Under the proposal, the standard would be effective for interim and annual periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.
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
Amendments to the Consolidation Analysis
In February 2015, the FASB issued guidance affecting the consolidation evaluation for limited partnerships and similar entities, fees paid to a decision maker or service provider, and variable interests in a variable interest entity held by related parties of the reporting enterprise. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015 and may be applied either retrospectively or using a modified retrospective approach with a cumulative-effect adjustment to equity at the beginning of the year of adoption.  The Company is in the process of assessing the impact of adoption which is not expected to be material to the Company’s results of operations or financial position.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued guidance that amends the accounting for debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct reduction in the carrying amount of the debt liability. The amortization of debt issuance costs shall be classified as interest expense. The guidance is effective for reporting periods beginning after December 15, 2015 and is to be applied retrospectively.  The impact of adoption is not expected to be material to the Company’s results of operations or financial position.
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
The computation of basic and diluted earnings per common share is presented in the following table.

($ in millions, except per share data)	Three months ended March 31,
	2015	2014
Numerator:
Net income	$677	$600
Less: Preferred stock dividends	29	13
Net income available to common shareholders	$648	$587

Denominator:
Weighted average common shares outstanding	415.8	446.4
Effect of dilutive potential common shares:
Stock options	4.9	4.4
Restricted stock units (non-participating) and performance stock awards	1.9	2.0
Weighted average common and dilutive potential common shares outstanding	422.6	452.8

Earnings per common share - Basic	$1.56	$1.31
Earnings per common share - Diluted	$1.53	$1.30
The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 2.1 million and 6.7 million Allstate common shares, with exercise prices ranging from $60.81 to $70.91 and $45.61 to $62.42, were outstanding for the three-month periods ended March 31, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share in those periods.

3.  Supplemental Cash Flow Information
Non-cash modifications of certain mortgage loans, fixed income securities and other investments, as well as mergers completed with equity securities, totaled $12 million and $49 million for the three months ended March 31, 2015 and 2014, respectively.  Non-cash financing activities include $68 million and $39 million related to the issuance of Allstate common shares for vested restricted stock units and performance stock awards for the three months ended March 31, 2015 and 2014, respectively.
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

($ in millions)	Three months ended March 31,
	2015	2014
Net change in proceeds managed
Net change in short-term investments	$27	$(155)
Operating cash flow provided (used)	27	(155)
Net change in cash	—	(1)
Net change in proceeds managed	$27	$(156)

Net change in liabilities
Liabilities for collateral, beginning of period	$(782)	$(624)
Liabilities for collateral, end of period	(755)	(780)
Operating cash flow (used) provided	$(27)	$156
4.  Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
March 31, 2015
U.S. government and agencies	$3,972	$137	$(3)	$4,106
Municipal	8,043	691	(21)	8,713
Corporate	40,255	2,294	(174)	42,375
Foreign government	1,290	85	—	1,375
Asset-backed securities (“ABS”)	3,047	34	(26)	3,055
Residential mortgage-backed securities (“RMBS”)	1,049	117	(12)	1,154
Commercial mortgage-backed securities (“CMBS”)	558	43	(1)	600
Redeemable preferred stock	21	4	—	25
Total fixed income securities	$58,235	$3,405	$(237)	$61,403

December 31, 2014
U.S. government and agencies	$4,192	$139	$(3)	$4,328
Municipal	7,877	645	(25)	8,497
Corporate	40,386	1,998	(240)	42,144
Foreign government	1,543	102	—	1,645
ABS	3,971	38	(31)	3,978
RMBS	1,108	112	(13)	1,207
CMBS	573	44	(2)	615
Redeemable preferred stock	22	4	—	26
Total fixed income securities	$59,672	$3,082	$(314)	$62,440

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of March 31, 2015:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$4,044	$4,092
Due after one year through five years	25,110	25,883
Due after five years through ten years	16,379	17,180
Due after ten years	8,048	9,439
	53,581	56,594
ABS, RMBS and CMBS	4,654	4,809
Total	$58,235	$61,403
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Fixed income securities	$568	$705
Equity securities	23	28
Mortgage loans	55	81
Limited partnership interests	198	142
Short-term investments	1	1
Other	45	42
Investment income, before expense	890	999
Investment expense	(40)	(40)
Net investment income	$850	$959
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Fixed income securities	$80	$36
Equity securities	78	22
Mortgage loans	—	3
Limited partnership interests	6	2
Derivatives	(25)	(12)
Other	—	3
Realized capital gains and losses	$139	$54
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Impairment write-downs	$(19)	$(16)
Change in intent write-downs	(30)	(65)
Net other-than-temporary impairment losses recognized in earnings	(49)	(81)
Sales	216	147
Valuation and settlements of derivative instruments	(28)	(12)
Realized capital gains and losses	$139	$54

Gross gains of $277 million and $166 million and gross losses of $75 million and $36 million were realized on sales of fixed income and equity securities during the three months ended March 31, 2015 and 2014, respectively.
Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended March 31, 2015			Three months ended March 31, 2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(4)	$4	$—	$(5)	$—	$(5)
Corporate	(5)	—	(5)	—	—	—
ABS	(1)	1	—	(1)	—	(1)
RMBS	1	(1)	—	—	(1)	(1)
Total fixed income securities	(9)	4	(5)	(6)	(1)	(7)
Equity securities	(39)	—	(39)	(65)	—	(65)
Mortgage loans	—	—	—	4	—	4
Limited partnership interests	(5)	—	(5)	(13)	—	(13)
Other-than-temporary impairment losses	$(53)	$4	$(49)	$(80)	$(1)	$(81)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amounts exclude $234 million and $233 million as of March 31, 2015 and December 31, 2014, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2015	December 31, 2014
Municipal	$(12)	$(8)
ABS	(2)	(2)
RMBS	(105)	(108)
CMBS	(6)	(5)
Total	$(125)	$(123)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Beginning balance	$(380)	$(513)
Additional credit loss for securities previously other-than-temporarily impaired	(1)	(5)
Additional credit loss for securities not previously other-than-temporarily impaired	(4)	(1)
Reduction in credit loss for securities disposed or collected	6	26
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	—	—
Change in credit loss due to accretion of increase in cash flows	1	—
Ending balance	$(378)	$(493)
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
Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2015		Gains	Losses
Fixed income securities	$61,403	$3,405	$(237)	$3,168
Equity securities	4,166	468	(54)	414
Short-term investments	2,497	—	—	—
Derivative instruments (1)	7	8	(5)	3
Equity method (“EMA”) limited partnerships (2)				(4)
Unrealized net capital gains and losses, pre-tax				3,581
Amounts recognized for:
Insurance reserves (3)				(79)
DAC and DSI (4)				(212)
Amounts recognized				(291)
Deferred income taxes				(1,153)
Unrealized net capital gains and losses, after-tax				$2,137
_______________

(1)	Included in the fair value of derivative instruments are $7 million classified as assets and $0 million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2014		Gains	Losses
Fixed income securities	$62,440	$3,082	$(314)	$2,768
Equity securities	4,104	467	(55)	412
Short-term investments	2,540	—	—	—
Derivative instruments (1)	2	3	(5)	(2)
EMA limited partnerships				(5)
Unrealized net capital gains and losses, pre-tax				3,173
Amounts recognized for:
Insurance reserves				(28)
DAC and DSI				(179)
Amounts recognized				(207)
Deferred income taxes				(1,040)
Unrealized net capital gains and losses, after-tax				$1,926
_______________

(i)	Included in the fair value of derivative instruments are $3 million classified as assets and $1 million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the three months ended March 31, 2015 is as follows:

($ in millions)
Fixed income securities	$400
Equity securities	2
Derivative instruments	5
EMA limited partnerships	1
Total	408
Amounts recognized for:
Insurance reserves	(51)
DAC and DSI	(33)
Amounts recognized	(84)
Deferred income taxes	(113)
Increase in unrealized net capital gains and losses, after-tax	$211
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
March 31, 2015
Fixed income securities
U.S. government and agencies	7	$657	$(3)	—	$—	$—	$(3)
Municipal	216	701	(8)	9	61	(13)	(21)
Corporate	342	3,596	(99)	69	675	(75)	(174)
Foreign government	4	28	—	—	—	—	—
ABS	47	753	(7)	24	301	(19)	(26)
RMBS	77	18	(1)	179	154	(11)	(12)
CMBS	4	11	—	2	13	(1)	(1)
Total fixed income securities	697	5,764	(118)	283	1,204	(119)	(237)
Equity securities	210	787	(52)	1	11	(2)	(54)
Total fixed income and equity securities	907	$6,551	$(170)	284	$1,215	$(121)	$(291)

Investment grade fixed income securities	500	$4,171	$(42)	216	$837	$(68)	$(110)
Below investment grade fixed income securities	197	1,593	(76)	67	367	(51)	(127)
Total fixed income securities	697	$5,764	$(118)	283	$1,204	$(119)	$(237)

December 31, 2014
Fixed income securities
U.S. government and agencies	21	$1,501	$(3)	—	$—	$—	$(3)
Municipal	252	1,008	(9)	19	116	(16)	(25)
Corporate	576	7,545	(147)	119	1,214	(93)	(240)
Foreign government	2	13	—	1	19	—	—
ABS	81	1,738	(11)	26	315	(20)	(31)
RMBS	75	70	(1)	188	156	(12)	(13)
CMBS	8	33	—	3	32	(2)	(2)
Total fixed income securities	1,015	11,908	(171)	356	1,852	(143)	(314)
Equity securities	258	866	(53)	1	11	(2)	(55)
Total fixed income and equity securities	1,273	$12,774	$(224)	357	$1,863	$(145)	$(369)

Investment grade fixed income securities	754	$9,951	$(71)	281	$1,444	$(87)	$(158)
Below investment grade fixed income securities	261	1,957	(100)	75	408	(56)	(156)
Total fixed income securities	1,015	$11,908	$(171)	356	$1,852	$(143)	$(314)
As of March 31, 2015, $203 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $203 million, $72 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standards and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
As of March 31, 2015, the remaining $88 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $38 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $88 million, $42 million are related to below investment grade fixed income securities and $8 million are related to equity securities.  Of these amounts, $6 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2015.

ABS, RMBS and CMBS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings.  This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for ABS and RMBS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the underlying credit quality of the primary obligator, obligation type and quality of the underlying assets.  Unrealized losses on equity securities are primarily related to temporary equity market fluctuations of securities that are expected to recover.
As of March 31, 2015, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of March 31, 2015, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of March 31, 2015 and December 31, 2014, the carrying value of equity method limited partnerships totaled $3.56 billion and $3.41 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of March 31, 2015 and December 31, 2014, the carrying value for cost method limited partnerships was $1.14 billion and $1.12 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2015.
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

($ in millions)	March 31, 2015			December 31, 2014
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$93	$—	$93	$110	$—	$110
1.0 - 1.25	433	—	433	424	—	424
1.26 - 1.50	1,194	1	1,195	1,167	1	1,168
Above 1.50	2,519	20	2,539	2,450	20	2,470
Total non-impaired mortgage loans	$4,239	$21	$4,260	$4,151	$21	$4,172
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2015	December 31, 2014
Impaired mortgage loans with a valuation allowance	$16	$16
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$16	$16
Valuation allowance on impaired mortgage loans	$8	$8
The average balance of impaired loans was $16 million and $48 million for the three months ended March 31, 2015 and 2014, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Beginning balance	$8	$21
Net decrease in valuation allowance	—	(4)
Charge offs	—	(8)
Ending balance	$8	$9
The carrying value of past due mortgage loans is as follows:

($ in millions)	March 31, 2015	December 31, 2014
Less than 90 days past due	$6	$—
90 days or greater past due	—	—
Total past due	6	—
Current loans	4,270	4,188
Total mortgage loans	$4,276	$4,188

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

•
Short-term:  Comprise U.S. Treasury bills valued based on unadjusted quoted prices for identical assets in active markets that the Company can access and actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$3,219	$882	$5		$4,106
Municipal	—	8,475	238		8,713
Corporate	—	41,497	878		42,375
Foreign government	—	1,375	—		1,375
ABS	—	2,918	137		3,055
RMBS	—	1,153	1		1,154
CMBS	—	572	28		600
Redeemable preferred stock	—	25	—		25
Total fixed income securities	3,219	56,897	1,287		61,403
Equity securities	3,843	230	93		4,166
Short-term investments	632	1,855	10		2,497
Other investments: Free-standing derivatives	—	85	2	$(8)	79
Separate account assets	4,304	—	—		4,304
Other assets	1	—	1		2
Total recurring basis assets	11,999	59,067	1,393	(8)	72,451
Non-recurring basis (1)	—	—	18		18
Total assets at fair value	$11,999	$59,067	$1,411	$(8)	$72,469
% of total assets at fair value	16.6%	81.5%	1.9%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(326)		$(326)
Other liabilities: Free-standing derivatives	(1)	(51)	(9)	$28	(33)
Total liabilities at fair value	$(1)	$(51)	$(335)	$28	$(359)
% of total liabilities at fair value	0.3%	14.2%	93.3%	(7.8)%	100%
_______________

(1)	Includes $18 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$3,240	$1,082	$6		$4,328
Municipal	—	8,227	270		8,497
Corporate	—	41,253	891		42,144
Foreign government	—	1,645	—		1,645
ABS	—	3,782	196		3,978
RMBS	—	1,206	1		1,207
CMBS	—	592	23		615
Redeemable preferred stock	—	26	—		26
Total fixed income securities	3,240	57,813	1,387		62,440
Equity securities	3,787	234	83		4,104
Short-term investments	692	1,843	5		2,540
Other investments: Free-standing derivatives	—	95	2	$(5)	92
Separate account assets	4,396	—	—		4,396
Other assets	2	—	1		3
Total recurring basis assets	12,117	59,985	1,478	(5)	73,575
Non-recurring basis (1)	—	—	9		9
Total assets at fair value	$12,117	$59,985	$1,487	$(5)	$73,584
% of total assets at fair value	16.5%	81.5%	2.0%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(323)		$(323)
Other liabilities: Free-standing derivatives	(1)	(50)	(9)	$22	(38)
Total liabilities at fair value	$(1)	$(50)	$(332)	$22	$(361)
% of total liabilities at fair value	0.3%	13.8%	92.0%	(6.1)%	100%
_______________

(1)	Includes $6 million of mortgage loans and $3 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(281)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%

December 31, 2014
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(278)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%
If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of March 31, 2015 and December 31, 2014, Level 3 fair value measurements include $959 million and $1.03 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $138 million and $169 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2015.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$6	$—	$—	$—	$—
Municipal	270	—	2	—	—
Corporate	891	(3)	(8)	5	—
ABS	196	(1)	—	12	(73)
RMBS	1	—	—	—	—
CMBS	23	—	—	—	—
Total fixed income securities	1,387	(4)	(6)	17	(73)
Equity securities	83	—	2	—	—
Short-term investments	5	—	—	—	—
Free-standing derivatives, net	(7)	—	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,469	$(4)	$(4)	$17	$(73)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(323)	$(4)	$—	$—	$—
Total recurring Level 3 liabilities	$(323)	$(4)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$5
Municipal	—	(33)	—	(1)	238
Corporate	60	(46)	—	(21)	878
ABS	10	—	—	(7)	137
RMBS	—	—	—	—	1
CMBS	5	—	—	—	28
Total fixed income securities	75	(79)	—	(30)	1,287
Equity securities	8	—	—	—	93
Short-term investments	5	—	—	—	10
Free-standing derivatives, net	—	—	—	—	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$88	$(79)	$—	$(30)	$1,384

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$2	$(326)
Total recurring Level 3 liabilities	$—	$—	$(1)	$2	$(326)
_____________

(1)
The effect to net income totals $(8) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(6) million in realized capital gains and losses, $2 million in net investment income and $(4) million in interest credited to contractholder funds.

(2)	Comprises $2 million of assets and $9 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$7	$—	$—	$—	$—
Municipal	343	(4)	5	—	—
Corporate	1,109	5	1	—	(25)
ABS	192	—	(1)	—	(57)
RMBS	2	—	—	—	—
CMBS	43	—	—	5	—
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	1,697	1	5	5	(82)
Equity securities	132	20	(15)	—	—
Short-term investments	—	—	—	—	—
Free-standing derivatives, net	(5)	(2)	—	—	—
Other assets	—	—	—	—	—
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$2,186	$18	$(8)	$9	$(84)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(2)	$—	$—	$—
Liabilities held for sale	(246)	17	—	—	—
Total recurring Level 3 liabilities	$(553)	$15	$—	$—	$—

	Transfer from held for sale	Purchases/ Issues (2)	Sales	Settlements	Balance as of March 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$6
Municipal	—	1	(9)	(1)	335
Corporate	—	16	(87)	(20)	999
ABS	—	44	—	(4)	174
RMBS	—	—	—	—	2
CMBS	4	4	(1)	(1)	54
Redeemable preferred stock	—	—	(1)	—	—
Total fixed income securities	4	65	(98)	(27)	1,570
Equity securities	—	1	(121)	—	17
Short-term investments	—	30	—	—	30
Free-standing derivatives, net	—	2	—	(2)	(7)	(3)
Other assets	—	—	—	—	—
Assets held for sale	(4)	—	(8)	(6)	347
Total recurring Level 3 assets	$—	$98	$(227)	$(35)	$1,957

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(11)	$—	$1	$(319)
Liabilities held for sale	—	(4)	—	3	(230)
Total recurring Level 3 liabilities	$—	$(15)	$—	$4	$(549)
_____________________

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
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 or 2014.
Transfers into Level 3 during the three months ended March 31, 2015 and 2014 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months ended March 31, 2015 and 2014 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of March 31.

($ in millions)	Three months ended March 31,
	2015	2014
Assets
Fixed income securities:
Municipal	$—	$(4)
Corporate	1	3
ABS	(1)	—
Total fixed income securities	—	(1)
Assets held for sale	—	(1)
Total recurring Level 3 assets	$—	$(2)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(4)	$(2)
Liabilities held for sale	—	17
Total recurring Level 3 liabilities	$(4)	$15
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(4) million for the three months ended March 31, 2015 and are reported as follows: $(2) million in realized capital gains and losses, $2 million in net investment income and $(4) million in interest credited to contractholder funds.  These gains and losses total $13 million for the three months ended March 31, 2014 and are reported as follows: $(2) million in realized capital gains and losses, $2 million in net investment income, $10 million in interest credited to contractholder funds, $5 million in life and annuity contract benefits and $(2) million in loss on disposition of operations.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	March 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,276	$4,546	$4,188	$4,446
Cost method limited partnerships	1,137	1,494	1,122	1,488
Bank loans	1,722	1,718	1,663	1,638
Agent loans	386	379	368	361
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
Financial liabilities

($ in millions)	March 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$13,444	$14,134	$13,734	$14,390
Long-term debt	5,194	6,025	5,194	5,835
Liability for collateral	755	755	782	782
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
6.  Derivative Financial Instruments
The Company uses derivatives for risk reduction and to increase investment portfolio returns through asset replication. Risk reduction activity is focused on managing the risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, changes in equity market valuations, increases in credit spreads and foreign currency fluctuations.
Property-Liability may use interest rate swaps, swaptions, futures and options to manage the interest rate risks of existing investments.  These instruments are utilized to change the duration of the portfolio in order to offset the economic effect that interest rates would otherwise have on the fair value of its fixed income securities.  Equity index futures and options are used by Property-Liability to offset valuation losses in the equity portfolio during periods of declining equity market values.  Credit default swaps are typically used to mitigate the credit risk within the Property-Liability fixed income portfolio.  Property-Liability uses equity futures to hedge the market risk related to deferred compensation liability contracts and forward contracts to hedge foreign currency risk associated with holding foreign currency denominated investments and foreign operations.
Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to balance the respective interest-rate sensitivities of its assets and liabilities.  Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates.  Allstate Financial uses futures and options for hedging the equity exposure contained in its equity indexed life and annuity product contracts that offer equity returns to contractholders.  In addition, Allstate Financial uses interest rate swaps to hedge interest rate risk inherent in funding agreements.  Allstate Financial uses foreign currency swaps and forwards primarily to reduce the foreign currency risk associated with holding foreign currency denominated investments.  Credit default swaps are typically used to mitigate the credit risk within the Allstate Financial fixed income portfolio.
The Company may also use derivatives to manage the risk associated with corporate actions, including the sale of a business.  During 2014, swaptions were utilized to hedge the expected proceeds from the disposition of Lincoln Benefit Life Company (“LBL”).
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of March 31, 2015, the Company pledged $41 million of cash and securities as margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2015.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$84	n/a	$8	$9	$(1)
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	153	n/a	1	1	—
Equity and index contracts
Options and warrants (2)	Other investments	—	3,070	69	69	—
Financial futures contracts	Other assets	—	3,340	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	78	n/a	2	2	—
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps - buying protection	Other investments	75	n/a	—	1	(1)
Credit default swaps - selling protection	Other investments	145	n/a	3	3	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		1,454	6,410	77	78	(1)
Total asset derivatives		$1,538	6,410	$85	$87	$(2)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$85	n/a	$—	$—	$—
Interest rate cap agreements	Other liabilities & accrued expenses	12	n/a	—	—	—
Financial futures contracts	Other liabilities & accrued expenses	—	495	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	3,801	(11)	—	(11)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	627	n/a	(32)	2	(34)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	590	n/a	(31)	—	(31)
Guaranteed withdrawal benefits	Contractholder funds	408	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,785	n/a	(281)	—	(281)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	232	n/a	(5)	—	(5)
Credit default swaps – selling protection	Other liabilities & accrued expenses	135	n/a	(9)	—	(9)
Subtotal		3,959	4,296	(383)	2	(385)
Total liability derivatives		3,959	4,296	(383)	$2	$(385)
Total derivatives		$5,497	10,706	$(298)
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

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$85	n/a	$3	$3	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	163	n/a	2	2	—
Equity and index contracts
Options and warrants (2)	Other investments	—	3,225	83	83	—
Financial futures contracts	Other assets	—	2,204	2	2	—
Foreign currency contracts
Foreign currency forwards	Other investments	471	n/a	(15)	1	(16)
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps - buying protection	Other investments	29	n/a	—	—	—
Credit default swaps - selling protection	Other investments	100	n/a	2	2	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		1,766	5,429	75	91	(16)
Total asset derivatives		$1,851	5,429	$78	$94	$(16)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$50	n/a	$(1)	$—	$(1)
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	1	1	—
Interest rate cap agreements	Other liabilities & accrued expenses	11	n/a	—	—	—
Financial futures contracts	Other liabilities & accrued expenses	—	700	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	3,960	(23)	—	(23)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	228	n/a	(1)	2	(3)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	615	n/a	(32)	—	(32)
Guaranteed withdrawal benefits	Contractholder funds	425	n/a	(13)	—	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,786	n/a	(278)	—	(278)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	420	n/a	(6)	1	(7)
Credit default swaps – selling protection	Other liabilities & accrued expenses	205	n/a	(8)	2	(10)
Subtotal		3,860	4,660	(360)	6	(366)
Total liability derivatives		3,910	4,660	(361)	$6	$(367)
Total derivatives		$5,761	10,089	$(283)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2015
Asset derivatives	$16	$(4)	$(4)	$8	$(5)	$3
Liability derivatives	(48)	4	24	(20)	8	(12)

December 31, 2014
Asset derivatives	$12	$(22)	$17	$7	$(4)	$3
Liability derivatives	(35)	22	—	(13)	8	(5)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $3 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months ended March 31, 2015 or 2014.

($ in millions)	Three months ended March 31,
	2015	2014
Gain (loss) recognized in OCI on derivatives during the period	$8	$(2)
Gain (loss) recognized in OCI on derivatives during the term of the hedging relationship	3	(19)
Loss reclassified from AOCI into income (net investment income)	—	(1)
Gain reclassified from AOCI into income (realized capital gains and losses)	3	—
The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.  For the three months ended March 31, 2015 and 2014, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2015
Equity and index contracts	$(5)	$—	$4	$3	$—	$2
Embedded derivative financial instruments	—	—	(3)	—	—	(3)
Foreign currency contracts	(23)	—	—	(9)	—	(32)
Total	$(28)	$—	$1	$(6)	$—	$(33)

Three months ended March 31, 2014
Interest rate contracts	$(4)	$—	$—	$—	$(4)	$(8)
Equity and index contracts	(3)	—	9	1	—	7
Embedded derivative financial instruments	—	5	(1)	—	—	4
Foreign currency contracts	(6)	—	—	1	—	(5)
Credit default contracts	1	—	—	—	—	1
Total	$(12)	$5	$8	$2	$(4)	$(1)
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of March 31, 2015, counterparties pledged $9 million in cash and securities to the Company, and the Company pledged $32 million in cash and securities to counterparties which includes $19 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $13 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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
The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	March 31, 2015				December 31, 2014
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$104	$4	$—	1	$164	$2	$1
A	5	277	8	3	3	118	3	2
A-	1	24	—	—	1	8	—	—
BBB+	—	—	—	—	1	11	—	—
BBB	1	50	—	—	1	52	—	—
Total	8	$455	$12	$3	7	$353	$5	$3
_______________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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
Certain of the Company’s derivative instruments contain credit-risk-contingent termination events, cross-default provisions and credit support annex agreements.  Credit-risk-contingent termination events allow the counterparties to terminate the derivative agreement or a specific trade on certain dates if AIC’s, ALIC’s or Allstate Life Insurance Company of New York’s (“ALNY”) financial strength credit ratings by Moody’s or S&P fall below a certain level. Credit-risk-contingent cross-default provisions allow the counterparties to terminate the derivative agreement if the Company defaults by pre-determined threshold amounts on certain debt instruments.  Credit-risk-contingent credit support annex agreements specify the amount of collateral the Company must post to counterparties based on AIC’s, ALIC’s or ALNY’s financial strength credit ratings by Moody’s or S&P, or in the event AIC, ALIC or ALNY are no longer rated by either Moody’s or S&P.
The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)	March 31, 2015	December 31, 2014
Gross liability fair value of contracts containing credit-risk-contingent features	$27	$16
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(3)	(4)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(19)	(7)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$5	$5
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2015
Single name
Corporate debt	$20	$15	$65	$—	$100	$1
First-to-default Basket
Municipal	—	100	—	—	100	(9)
Index
Corporate debt	1	20	52	7	80	2
Total	$21	$135	$117	$7	$280	$(6)

December 31, 2014
Single name
Corporate debt	$20	$15	$90	$—	$125	$1
First-to-default Basket
Municipal	—	100	—	—	100	(9)
Index
Corporate debt	—	22	52	6	80	2
Total	$20	$137	$142	$6	$305	$(6)
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

($ in millions)	Three months ended March 31,
	2015	2014
Property-liability insurance premiums earned	$260	$258
Life and annuity premiums and contract charges	85	153
Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Property-liability insurance claims and claims expense	$105	$98
Life and annuity contract benefits	77	126
Interest credited to contractholder funds	6	6
9.  Company Restructuring
The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $4 million and $6 million during the three months ended March 31, 2015 and 2014, respectively.
The following table presents changes in the restructuring liability during the three months ended March 31, 2015.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2014	$3	$1	$4
Expense incurred	1	—	1
Adjustments to liability	(1)	—	(1)
Payments applied against liability	(1)	—	(1)
Balance as of March 31, 2015	$2	$1	$3
The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of March 31, 2015, the cumulative amount incurred to date for active programs totaled $69 million for employee costs and $51 million for exit costs.
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

Guarantees
The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective March 31, 2015, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $38 million as of March 31, 2015.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than 1 year to 3 years.  Historically, the Company has not made any material payments pursuant to these guarantees.
The Company owns certain investments that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these investments, as measured by the amount of the aggregate initial investment, was $4 million as of March 31, 2015.  The obligations associated with these investments expire at various dates on or before March 11, 2018.
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
Related to the sale of LBL on April 1, 2014, ALIC agreed to indemnify Resolution Life Holdings, Inc. in connection with certain representations, warranties and covenants of ALIC, and certain liabilities specifically excluded from the transaction, subject to specific contractual limitations regarding ALIC’s maximum obligation.  Management does not believe these indemnifications will have a material effect on results of operations, cash flows or financial position of the Company.
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
The aggregate liability balance related to all guarantees was not material as of March 31, 2015.
Regulation and Compliance
The Company is subject to extensive laws, regulations, administrative directives, and regulatory actions.  From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, and otherwise expand overall regulation of insurance products and the insurance industry.  In addition, the Company is subject to laws and regulations administered and enforced by federal agencies and other organizations, including but not limited to the Securities and Exchange Commission, the Financial Industry Regulation Authority, the U.S. Equal Employment Opportunity Commission (“EEOC”), and the U.S. Department of Justice.  The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting.  The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies.  As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies.  Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred.  The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.

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
Due to the complexity and scope of the matters disclosed in the “Claims related proceedings” and “Other proceedings” subsections below and the many uncertainties that exist, the ultimate outcome of these matters cannot be predicted.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material effect on the financial position of the Company. As of March 31, 2015, in the Company’s judgment a loss was not probable for any of the proceedings described below.
Claims related proceedings
Allstate is vigorously defending a class action lawsuit in Montana state court challenging aspects of its claim handling practices in Montana.  The plaintiff alleges that the Company adjusts claims made by individuals who do not have attorneys in a manner that unfairly resulted in lower payments compared to claimants who were represented by attorneys.  In January 2012, the court certified a class of Montana claimants who were not represented by attorneys with respect to the resolution of auto accident claims.  The court certified the class to cover an indefinite period that commences in the mid-1990’s.  The certified claims include claims for declaratory judgment, injunctive relief and punitive damages in an unspecified amount.  Injunctive relief may include a claim process by which unrepresented claimants could request that their claims be readjusted.  No compensatory damages are sought on behalf of the class.  The Company appealed the order certifying the class.  In August 2013, the Montana Supreme Court affirmed in part, and reversed in part, the lower court’s order granting plaintiff’s motion for class certification and remanded the case for trial.  The Company petitioned for rehearing of the Montana Supreme Court’s decision, which the Court denied.  In January 2014, the Company timely filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of the Montana Supreme Court’s decision.  On May 5, 2014, the U.S. Supreme Court denied the petition for a writ of certiorari.  The case will continue in Montana state court.  The state trial court scheduled trial for November, 2016 and ordered the parties to mediation by May 15, 2015. To date no discovery has occurred related to the potential value of the class members’ claims.  The Company has asserted various defenses with respect to the plaintiff’s claims, which have not been finally resolved.
The Company is vigorously litigating two class action cases in California in which the plaintiffs allege off-the-clock wage and hour claims.  One case, involving two classes, is pending in Los Angeles Superior Court and was filed in December 2007.  In this case, one class includes auto physical damage adjusters employed in the state of California from January 1, 2005 to the date of final judgment, to the extent the Company failed to pay for off-the-clock work to those adjusters who performed certain duties prior to their first assignments.  The other class includes all non-exempt employees in California from December 19, 2006 until January 2010 who received pay statements from Allstate which allegedly did not comply with California law.  The other case was filed in the U.S. District Court for the Central District of California in September 2010.  In April 2012, the trial court certified the class, and Allstate appealed to the Ninth Circuit Court of Appeals.  On September 3, 2014, the Ninth Circuit affirmed the trial court’s decision to certify the class, and Allstate filed a motion for rehearing en banc.  Allstate’s motion for rehearing en banc was denied and on January 27, 2015, Allstate filed a petition for a Writ of Certiorari with the U.S. Supreme Court. In addition to off-the-clock claims, the plaintiffs in this case allege other California Labor Code violations resulting from purported unpaid overtime.  The class in this case includes all adjusters in the state of California from September 29, 2006 to final judgment.  Plaintiffs in both cases seek recovery of unpaid compensation, liquidated damages, penalties, and attorneys’ fees and costs.  In addition to the California class actions, a case was filed in the U.S. District Court for the Eastern District of New York alleging that no-fault claim adjusters have been improperly classified as exempt employees under New York Labor Law and the Fair Labor Standards Act.  The case was filed in April 2011, and the plaintiffs are seeking unpaid wages, liquidated damages, injunctive relief, compensatory and punitive damages, and attorneys’ fees.  On September 16, 2014, the court certified a class of no-fault adjusters under New York Labor Law and refused to decertify a Fair Labor Standards Act class of no-fault adjusters.

Other proceedings
The Company is vigorously defending certain matters in the U.S. District Court for the Eastern District of Pennsylvania relating to the Company’s agency program reorganization announced in 1999.  The current focus in these matters relates to a release of claims signed by the vast majority of agents who were participants in the reorganization program.  These matters include the following:
Romero I: In 2001, approximately 32 former employee agents, on behalf of a putative class of approximately 6,300 former employee agents, filed a putative class action alleging claims for age discrimination under the Age Discrimination in Employment Act (“ADEA”), interference with benefits under ERISA, breach of contract, and breach of fiduciary duty. Plaintiffs also assert a claim for a declaratory judgment that the release of claims constitutes unlawful retaliation and should be set aside. Plaintiffs seek broad but unspecified “make whole relief,” including back pay, compensatory and punitive damages, liquidated damages, lost investment capital, attorneys’ fees and costs, and equitable relief, including reinstatement to employee agent status with all attendant benefits.
Romero II: A putative nationwide class action was also filed in 2001 by former employee agents alleging various violations of ERISA (“Romero II”). This action has been consolidated with Romero I. The Romero II plaintiffs, most of whom are also plaintiffs in Romero I, are challenging certain amendments to the Agents Pension Plan and seek to have service as exclusive agent independent contractors count toward eligibility for benefits under the Agents Pension Plan. Plaintiffs seek broad but unspecified “make whole” or other equitable relief, including loss of benefits as a result of their conversion to exclusive agent independent contractor status or retirement from the Company between November 1, 1999 and December 31, 2000. They also seek repeal of the challenged amendments to the Agents Pension Plan with all attendant benefits revised and recalculated for thousands of former employee agents, and attorneys’ fees and costs. The court granted the Company’s initial motion to dismiss the complaint. The Third Circuit Court of Appeals reversed that dismissal and remanded for further proceedings.
Romero I and II consolidated proceedings: In 2004, the court ruled that the release was voidable and certified classes of agents, including a mandatory class of agents who had signed the release, for purposes of effecting the court’s declaratory judgment that the release was voidable. In 2007, the court vacated its ruling and granted the Company’s motion for summary judgment on all claims. Plaintiffs appealed and in July 2009, the U.S. Court of Appeals for the Third Circuit vacated the trial court’s entry of summary judgment in the Company’s favor, remanded the case to the trial court for additional discovery, and instructed the trial court to first address the validity of the release after additional discovery. Following the completion of discovery limited to the validity of the release, the parties filed cross motions for summary judgment with respect to the validity of the release. On February 28, 2014, the trial court denied plaintiffs’ and the Company’s motions for summary judgment, concluding that the question of whether the releases were knowingly and voluntarily signed under a totality of circumstances test raised disputed issues of fact to be resolved at trial. Among other things, the court also held that the release, if valid, would bar all claims in Romero I and II. On May 23, 2014, plaintiffs moved to certify a class as to certain issues relating to the validity of the release. The court denied plaintiffs’ class certification motion on October 6, 2014, stating, among other things, that individual factors and circumstances must be considered to determine whether each release signer entered into the release knowingly and voluntarily. The court entered an order on December 11, 2014, (a) stating that the court’s October 6, 2014 denial of class certification as to release-related issues did not resolve whether issues relating to the merits of plaintiffs’ claims may be subject to class certification at a later time, and (b) holding that the court’s October 6, 2014 order restarted the running of the statute of limitation for any former employee agent who wished to challenge the validity of the release. In an order entered January 7, 2015, the court denied reconsideration of its December 11, 2014 order and clarified that all statutes of limitations to challenge the release would resume running on March 2, 2015. On April 21, 2015, the court granted various motions to allow additional plaintiffs to join Romero I. There is now a total of 431 individual plaintiffs. Trial proceedings are scheduled to commence in the second quarter of 2015 for the original named plaintiffs in Romero I to determine the question of whether their releases were knowingly and voluntarily signed.
EEOC I: In 2001, the EEOC filed suit alleging that Allstate’s use of a release in the reorganization constituted retaliation under federal civil rights laws. The EEOC’s suit was consolidated with Romero I and Romero II. On March 13, 2014, the trial court denied EEOC’s motion for summary judgment and granted Allstate’s motion for summary judgment and entered final judgment in favor of Allstate. The EEOC appealed this decision to the Third Circuit Court of Appeals, which affirmed the trial court’s final judgment in Allstate’s favor on February 13, 2015.
Based on the trial court’s February 28, 2014 order in Romero I and II, if the validity of the release is decided in favor of the Company, that would preclude any damages or other relief being awarded in Romero I and Romero II. The final resolution of these matters is subject to various uncertainties and complexities including how individual trials and possible appeals with respect to the validity of the release will be resolved. Depending upon how these issues are resolved, the Company may or may not have to address the merits of plaintiffs’ claims relating to the reorganization and amendments to the Agents Pension Plan described herein.

Asbestos and environmental
Allstate’s reserves for asbestos claims were $993 million and $1.01 billion, net of reinsurance recoverables of $467 million and $478 million, as of March 31, 2015 and December 31, 2014, respectively.  Reserves for environmental claims were $199 million and $203 million, net of reinsurance recoverables of $64 million and $64 million, as of March 31, 2015 and December 31, 2014, respectively.  Approximately 56% and 57% of the total net asbestos and environmental reserves as of March 31, 2015 and December 31, 2014, respectively, were for incurred but not reported estimated losses.
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
11.  Benefit Plans
The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Pension benefits
Service cost	$29	$24
Interest cost	64	64
Expected return on plan assets	(106)	(99)
Amortization of:
Prior service credit	(14)	(15)
Net actuarial loss	48	29
Settlement loss	6	11
Net periodic pension cost	$27	$14

Postretirement benefits
Service cost	$3	$3
Interest cost	6	6
Amortization of:
Prior service credit	(6)	(6)
Net actuarial gain	(2)	(6)
Net periodic postretirement cost (credit)	$1	$(3)

12.  Reporting Segments
Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Property-Liability
Property-liability insurance premiums
Auto	$4,979	$4,712
Homeowners	1,761	1,697
Other personal lines	420	412
Commercial lines	125	110
Other business lines	141	133
Allstate Protection	7,426	7,064
Discontinued Lines and Coverages	—	—
Total property-liability insurance premiums	7,426	7,064
Net investment income	358	312
Realized capital gains and losses	28	53
Total Property-Liability	7,812	7,429
Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	132	127
Immediate annuities with life contingencies	—	5
Accident and health insurance	196	195
Total life and annuity premiums	328	327
Interest-sensitive life insurance	206	274
Fixed annuities	3	6
Total contract charges	209	280
Total life and annuity premiums and contract charges	537	607
Net investment income	484	640
Realized capital gains and losses	111	1
Total Allstate Financial	1,132	1,248
Corporate and Other
Service fees	1	2
Net investment income	8	7
Total Corporate and Other before reclassification of service fees	9	9
Reclassification of service fees (1)	(1)	(2)
Total Corporate and Other	8	7
Consolidated revenues	$8,952	$8,684
_______________

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Property-Liability
Underwriting income
Allstate Protection	$469	$375
Discontinued Lines and Coverages	(2)	(3)
Total underwriting income	467	372
Net investment income	358	312
Income tax expense on operations	(305)	(225)
Realized capital gains and losses, after-tax	18	34
Property-Liability net income available to common shareholders	538	493
Allstate Financial
Life and annuity premiums and contract charges	537	607
Net investment income	484	640
Contract benefits and interest credited to contractholder funds	(633)	(779)
Operating costs and expenses and amortization of deferred policy acquisition costs	(192)	(192)
Restructuring and related charges	—	(2)
Income tax expense on operations	(62)	(85)
Operating income	134	189
Realized capital gains and losses, after-tax	72	—
Valuation changes on embedded derivatives that are not hedged, after-tax	(5)	(11)
Loss on disposition of operations, after-tax	(1)	(16)
Change in accounting for investments in qualified affordable housing projects, after-tax	(17)	—
Allstate Financial net income available to common shareholders	183	162
Corporate and Other
Service fees (1)	1	2
Net investment income	8	7
Operating costs and expenses (1)	(79)	(97)
Income tax benefit on operations	26	32
Preferred stock dividends	(29)	(13)
Operating loss	(73)	(69)
Realized capital gains and losses, after-tax	—	1
Corporate and Other net loss available to common shareholders	(73)	(68)
Consolidated net income available to common shareholders	$648	$587
_______________

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

13.  Other Comprehensive Income
The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended March 31,
	2015			2014
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$486	$(170)	$316	$730	$(255)	$475
Less: reclassification adjustment of realized capital gains and losses	162	(57)	105	46	(16)	30
Unrealized net capital gains and losses	324	(113)	211	684	(239)	445

Unrealized foreign currency translation adjustments	(42)	15	(27)	(25)	9	(16)

Unrecognized pension and other postretirement benefit cost arising during the period	11	(3)	8	4	(1)	3
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(32)	11	(21)	(13)	5	(8)
Unrecognized pension and other postretirement benefit cost	43	(14)	29	17	(6)	11
Other comprehensive income	$325	$(112)	$213	$676	$(236)	$440

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2015, and the related condensed consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2015, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
/s/ Deloitte & Touche LLP
Chicago, Illinois
May 5, 2015

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014
OVERVIEW
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2014.  Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”).  The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.  Resources are allocated by the chief operating decision maker and performance is assessed for Allstate Protection, Discontinued Lines and Coverages and Allstate Financial.  Allstate Protection and Allstate Financial performance and resources are managed by committees of senior officers of the respective segments.
Allstate is focused on the following priorities:

•	grow insurance policies in force;

•	maintain the underlying combined ratio;

•	proactively manage investments to generate attractive risk adjusted returns;

•	modernize the operating model; and

•	build long-term growth platforms.
HIGHLIGHTS

•
Consolidated net income available to common shareholders was $648 million in the first quarter of 2015 compared to $587 million in the first quarter of 2014.  Net income available to common shareholders per diluted common share was $1.53 in the first quarter of 2015 compared to $1.30 in the first quarter of 2014.

•	Property-Liability net income available to common shareholders was $538 million in the first quarter of 2015 compared to $493 million in the first quarter of 2014.

•	The Property-Liability combined ratio was 93.7 in the first quarter of 2015 compared to 94.7 in the first quarter of 2014.

•	Allstate Financial net income available to common shareholders was $183 million in the first quarter of 2015 compared to $162 million in the first quarter of 2014.

•	Total revenues were $8.95 billion in the first quarter of 2015 compared to $8.68 billion in the first quarter of 2014.

•	Property-Liability premiums earned totaled $7.43 billion in the first quarter of 2015, an increase of 5.1% from $7.06 billion in the first quarter of 2014.

•
Investments totaled $80.44 billion as of March 31, 2015, decreasing from $81.11 billion as of December 31, 2014.  Net investment income was $850 million in the first quarter of 2015, a decrease of 11.4% from $959 million in the first quarter of 2014.

•	Net realized capital gains were $139 million in the first quarter of 2015 compared to $54 million in the first quarter of 2014.

•
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $49.19 as of March 31, 2015, an increase of 5.3% from $46.70 as of March 31, 2014, and an increase of 2.0% from $48.24 as of December 31, 2014.

•
For the twelve months ended March 31, 2015, return on the average of beginning and ending period common shareholders’ equity of 13.7% increased by 3.3 points from 10.4% for the twelve months ended March 31, 2014.

•
As of March 31, 2015, shareholders’ equity was $22.18 billion.  This total included $3.37 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended March 31,
	2015	2014
Revenues
Property-liability insurance premiums	$7,426	$7,064
Life and annuity premiums and contract charges	537	607
Net investment income	850	959
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(53)	(80)
OTTI losses reclassified to (from) other comprehensive income	4	(1)
Net OTTI losses recognized in earnings	(49)	(81)
Sales and other realized capital gains and losses	188	135
Total realized capital gains and losses	139	54
Total revenues	8,952	8,684

Costs and expenses
Property-liability insurance claims and claims expense	(4,993)	(4,759)
Life and annuity contract benefits	(441)	(488)
Interest credited to contractholder funds	(199)	(307)
Amortization of deferred policy acquisition costs	(1,070)	(1,035)
Operating costs and expenses	(1,090)	(1,094)
Restructuring and related charges	(4)	(6)
Interest expense	(73)	(87)
Total costs and expenses	(7,870)	(7,776)

Loss on disposition of operations	(1)	(59)
Income tax expense	(404)	(249)
Net income	677	600

Preferred stock dividends	(29)	(13)
Net income available to common shareholders	$648	$587

Property-Liability	$538	$493
Allstate Financial	183	162
Corporate and Other	(73)	(68)
Net income available to common shareholders	$648	$587
PROPERTY-LIABILITY HIGHLIGHTS

•	Property-Liability net income available to common shareholders was $538 million in the first quarter of 2015 compared to $493 million in the first quarter of 2014.

•	Property-Liability premiums written totaled $7.31 billion in the first quarter of 2015, an increase of 4.8% from $6.97 billion in the first quarter of 2014.

•
The Property-Liability loss ratio was 67.2 in the first quarter of 2015 compared to 67.4 in the first quarter of 2014. The Allstate brand auto loss ratio increased 3.8 points in the first quarter of 2015 compared to the first quarter of 2014, including a 1.7 point increase relating to prior year reserve reestimates.

•	Catastrophe losses were $294 million in the first quarter of 2015 compared to $445 million in the first quarter of 2014.

•	Property-Liability prior year reserve reestimates totaled $37 million unfavorable in the first quarter of 2015 compared to $13 million favorable in the first quarter of 2014.

•
Property-Liability underwriting income was $467 million in the first quarter of 2015 compared to $372 million in the first quarter of 2014.  Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•
Property-Liability investments were $38.48 billion as of March 31, 2015, a decrease of 1.5% from $39.08 billion as of December 31, 2014.  Net investment income was $358 million in the first quarter of 2015, an increase of 14.7% from $312 million in the first quarter of 2014.

•	Net realized capital gains were $28 million in the first quarter of 2015 compared to $53 million in the first quarter of 2014.
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

($ in millions, except ratios)	Three months ended March 31,
	2015	2014
Premiums written	$7,306	$6,969

Revenues
Premiums earned	$7,426	$7,064
Net investment income	358	312
Realized capital gains and losses	28	53
Total revenues	7,812	7,429

Costs and expenses
Claims and claims expense	(4,993)	(4,759)
Amortization of DAC	(1,000)	(961)
Operating costs and expenses	(962)	(968)
Restructuring and related charges	(4)	(4)
Total costs and expenses	(6,959)	(6,692)

Gain on disposition of operations	1	—
Income tax expense	(316)	(244)
Net income available to common shareholders	$538	$493

Underwriting income	$467	$372
Net investment income	358	312
Income tax expense on operations	(305)	(225)
Realized capital gains and losses, after-tax	18	34
Net income available to common shareholders	$538	$493

Catastrophe losses (1)	$294	$445

GAAP operating ratios
Claims and claims expense ratio	67.2	67.4
Expense ratio	26.5	27.3
Combined ratio	93.7	94.7
Effect of catastrophe losses on combined ratio (1)	4.0	6.3
Effect of prior year reserve reestimates on combined ratio (1)	0.5	(0.2)
Effect of amortization of purchased intangible assets on combined ratio	0.1	0.2
Effect of restructuring and related charges on combined ratio	0.1	0.1
Effect of Discontinued Lines and Coverages on combined ratio	—	—
_______________

(1)
Prior year reserve reestimates included in catastrophe losses totaled $5 million favorable or (0.1) points in the three months ended March 31, 2015 compared to $2 million unfavorable or zero points in the three months ended March 31, 2014.

Premiums written is the amount of premiums charged for policies issued during a fiscal period.  Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period.  The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.
A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Premiums written:
Allstate Protection	$7,306	$6,969
Discontinued Lines and Coverages	—	—
Property-Liability premiums written	7,306	6,969
Decrease in unearned premiums	166	112
Other	(46)	(17)
Property-Liability premiums earned	$7,426	$7,064

Premiums earned:
Allstate Protection	$7,426	$7,064
Discontinued Lines and Coverages	—	—
Property-Liability	$7,426	$7,064
ALLSTATE PROTECTION SEGMENT
Premiums written by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Auto	$4,535	$4,292	$434	$404	$147	$151	$5,116	$4,847
Homeowners	1,379	1,342	5	1	111	110	1,495	1,453
Other personal lines (1)	357	351	2	1	24	25	383	377
Subtotal – Personal lines	6,271	5,985	441	406	282	286	6,994	6,677
Commercial lines	128	116	—	—	—	—	128	116
Other business lines (2)	184	176	—	—	—	—	184	176
Total	$6,583	$6,277	$441	$406	$282	$286	$7,306	$6,969
_______________

(1)	Other personal lines include renter, condominium, landlord and other personal lines.

(2)	Other business lines include Allstate Roadside Services, Allstate Dealer Services and other business lines.
Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Auto	$4,432	$4,209	$382	$342	$165	$161	$4,979	$4,712
Homeowners	1,631	1,580	3	—	127	117	1,761	1,697
Other personal lines	391	385	2	1	27	26	420	412
Subtotal – Personal lines	6,454	6,174	387	343	319	304	7,160	6,821
Commercial lines	125	110	—	—	—	—	125	110
Other business lines	141	133	—	—	—	—	141	133
Total	$6,720	$6,417	$387	$343	$319	$304	$7,426	$7,064
Premium measures and statistics that are used to analyze the business are calculated and described below.

•	Policies in force (“PIF”): Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

•
Average premium-gross written (“average premium”):  Gross premiums written divided by issued item count.  Gross premiums written include the impacts from discounts, surcharges and ceded reinsurance premiums and exclude the impacts from mid-term premium adjustments and premium refund accruals.  Average premiums represent the appropriate policy term for each line.  Allstate and Esurance brands policy terms are 6 months for auto and 12 months for homeowners.  Encompass brand policy terms are 12 months for auto and homeowners.

•
Renewal ratio:  Renewal policies issued during the period, based on contract effective dates, divided by the total policies issued 6 months prior for auto (12 months prior for Encompass brand) or 12 months prior for homeowners.

•
New issued applications:  Item counts of automobiles or homeowners insurance applications for insurance policies that were issued during the period, regardless of whether the customer was previously insured by another Allstate Protection brand.  Allstate brand includes automobiles added by existing customers when they exceed the amount allowed on a policy which is currently four or ten depending on the state.

Auto premiums written totaled $5.12 billion in the first quarter of 2015, a 5.5% increase from $4.85 billion in the first quarter of 2014.

	Allstate brand			Esurance brand		Encompass brand
Three months ended March 31,	2015		2014	2015	2014	2015	2014
PIF (thousands)	20,036		19,413	1,470	1,375	778	778
Average premium (1)	$484		$473	$520	$504	$913	$893
Renewal ratio (%)	88.8		89.0	79.9	80.4	78.5	79.2
Approved rate changes (2):
# of locations	18	(6)	19	13	17	6	2
Total brand (%) (3)	0.4		0.8	1.3	2.2	1.3	0.5
Location specific (%) (4) (5)	3.9		2.5	4.4	8.2	6.9	4.9
____________

(1)	Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.

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

(5)
Based on historical premiums written in those states and Canadian provinces, rate changes approved for auto totaled $94 million and $166 million in the three months ended March 31, 2015 and 2014, respectively.

(6)	Three months ended March 31, 2015 includes 2 Canadian provinces.

Allstate brand auto premiums written totaled $4.54 billion in the first quarter of 2015, a 5.7% increase from $4.29 billion in the first quarter of 2014.  Factors impacting premiums written were the following:

•	3.2% or 623 thousand increase in PIF as of March 31, 2015 compared to March 31, 2014.

•
10.9% increase in new issued applications to 792 thousand in the first quarter of 2015 from 714 thousand in the first quarter of 2014. As a result of a change that allows a greater number of autos on a single policy, new issued applications are approximately 1.0 point lower in the first quarter of 2015 compared to the first quarter of 2014.

•	2.3% increase in average premium in the first quarter of 2015 compared to the first quarter of 2014.

•	0.2 point decrease in the renewal ratio in the first quarter of 2015 compared to the first quarter of 2014.
Esurance brand auto premiums written totaled $434 million in the first quarter of 2015, a 7.4% increase from $404 million in the first quarter of 2014.  Factors impacting premiums written were the following:
•6.9% or 95 thousand increase in PIF as of March 31, 2015 compared to March 31, 2014.

•
11.8% decrease in new issued applications to 195 thousand in the first quarter of 2015 from 221 thousand in the first quarter of 2014.  A decrease in quote volume driven by lower advertising spend was partially offset by an increase in conversion rate (the percentage of completed quotes to actual issued policies).

•3.2% increase in average premium in the first quarter of 2015 compared to the first quarter of 2014.

•	0.5 point decrease in the renewal ratio in the first quarter of 2015 compared to the first quarter of 2014, primarily due to continued pressure from rate actions.

Encompass brand auto premiums written totaled $147 million in the first quarter of 2015, a 2.6% decrease from $151 million in the first quarter of 2014.  Factors impacting premiums written were the following:

•	PIF of 778 thousand as of March 31, 2015 was comparable to March 31, 2014.

•	30.3% decrease in new issued applications to 23 thousand in the first quarter of 2015 from 33 thousand in the first quarter of 2014.

•	2.2% increase in average premium in the first quarter of 2015 compared to the first quarter of 2014.

•	0.7 point decrease in the renewal ratio in the first quarter of 2015 compared to the first quarter of 2014.

•
Profit improvement actions including rate changes, underwriting guideline adjustments, and agency-level actions to manage risks and ensure profitability decreased new issued applications and the renewal ratio, and increased average premium. Because Encompass sells a high percentage of package policies that include both auto and homeowners, declines in one coverage can contribute to declines in the other.

Homeowners premiums written totaled $1.50 billion in the first quarter of 2015, a 2.9% increase from $1.45 billion in the first quarter of 2014.  Excluding the cost of catastrophe reinsurance, premiums written increased 2.6% in the first quarter of 2015 compared to the first quarter of 2014.

	Allstate brand				Esurance brand		Encompass brand
Three months ended March 31,	2015		2014		2015	2014	2015	2014
PIF (thousands)	6,114		6,063		15	1	361	359
Average premium (12 months)	$1,148		$1,137		$849	$691	$1,519	$1,440
Renewal ratio (%) (12 months)	88.4		88.2		N/A	N/A	83.2	86.6
Approved rate changes (1):
# of locations	10	(3)	8	(3)	N/A	N/A	4	1
Total brand (%)	0.2		0.2		N/A	N/A	0.4	—
Location specific (%) (2)	3.0		2.3		N/A	N/A	8.1	2.5
_______________

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)
Based on historical premiums written in those states and Canadian provinces, rate changes approved for homeowners totaled $14 million and $13 million in the three months ended March 31, 2015 and 2014, respectively.

(3)	Three months ended March 31, 2015 includes 2 Canadian provinces. Three months ended ended March 31, 2014 includes 1 Canadian province.
N/A reflects not applicable.
Allstate brand homeowners premiums written totaled $1.38 billion in the first quarter of 2015, a 2.8% increase from $1.34 billion in the first quarter of 2014.  Factors impacting premiums written were the following:

•	0.8% or 51 thousand increase in PIF as of March 31, 2015 compared to March 31, 2014 due to increases in new issued applications and retention.

•	14.9% increase in new issued applications to 177 thousand in the first quarter of 2015 from 154 thousand in the first quarter of 2014.

•
1.0% increase in average premium in the first quarter of 2015 compared to the first quarter of 2014, primarily due to rate changes as well as changes in rating variables such as increasing insured home valuations due to inflationary costs.

•	0.2 point increase in the renewal ratio in the first quarter of 2015 compared to the first quarter of 2014.

•
$2 million decrease in the cost of our catastrophe reinsurance program to $96 million in the first quarter of 2015 from $98 million in the first quarter of 2014. Reinsurance premiums are recorded as a reduction of premium.

Premiums written for Allstate’s House and Home® product, our redesigned homeowners new business offering currently available in 34 states, totaled $261 million in the first quarter of 2015 compared to $151 million in the first quarter of 2014.
Esurance brand homeowners premiums written totaled $5 million in the first quarter of 2015 compared to $1 million in the first quarter of 2014.  Factors impacting premiums written were the following:

•	New issued applications totaled 6 thousand in the first quarter of 2015 compared to 1 thousand in the first quarter of 2014.

•	As of March 31, 2015, Esurance is writing homeowners insurance in 18 states with lower hurricane risk that have lower average premium.

Encompass brand homeowners premiums written totaled $111 million in the first quarter of 2015, a slight increase compared to the first quarter of 2014.  Factors impacting premiums written were the following:

•	0.6% or 2 thousand increase in PIF as of March 31, 2015 compared to March 31, 2014.

•	29.4% decrease in new issued applications to 12 thousand in the first quarter of 2015 from 17 thousand in the first quarter of 2014.

•	5.5% increase in average premium in the first quarter of 2015 compared to the first quarter of 2014, primarily due to rate changes.

•	3.4 point decrease in the renewal ratio in the first quarter of 2015 compared to the first quarter of 2014.

•
Profit improvement actions including rate changes, underwriting guideline adjustments, and agency-level actions to manage risks and ensure profitability decreased new issued applications and the renewal ratio, and increased average premium.

Other personal lines  Allstate brand other personal lines premiums written totaled $357 million in the first quarter of 2015, a 1.7% increase from $351 million in the first quarter of 2014.  The increase primarily relates to renter insurance.
Commercial lines premiums written totaled $128 million in the first quarter of 2015, a 10.3% increase from $116 million in the first quarter of 2014.  The increase was driven by higher renewals and increased new business resulting from a new business owner product.
Other business lines premiums written totaled $184 million in the first quarter of 2015, a 4.5% increase from $176 million in the first quarter of 2014.  The increase was primarily due to increased sales of vehicle service contracts and other products at Allstate Dealer Services, partially offset by a decline in Allstate Roadside Services premiums.
Underwriting results are shown in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Premiums written	$7,306	$6,969
Premiums earned	$7,426	$7,064
Claims and claims expense	(4,992)	(4,756)
Amortization of DAC	(1,000)	(961)
Other costs and expenses	(961)	(968)
Restructuring and related charges	(4)	(4)
Underwriting income	$469	$375
Catastrophe losses	$294	$445

Underwriting income (loss) by line of business
Auto	$76	$183
Homeowners	366	197
Other personal lines	37	(6)
Commercial lines	(11)	(5)
Other business lines	3	8
Answer Financial	(2)	(2)
Underwriting income	$469	$375

Underwriting income (loss) by brand
Allstate brand	$526	$478
Esurance brand	(69)	(93)
Encompass brand	14	(8)
Answer Financial	(2)	(2)
Underwriting income	$469	$375
Allstate Protection had underwriting income of $469 million in the first quarter of 2015 compared to $375 million in the first quarter of 2014.  Auto underwriting income was $76 million in the first quarter of 2015 compared to $183 million in the first quarter of 2014, primarily due to increased losses excluding catastrophes and unfavorable reserve reestimates, partially offset by increased premiums earned. For a discussion on auto claim frequency and severity, see the Combined ratio section later in the MD&A. Homeowners underwriting income was $366 million in the first quarter of 2015 compared to $197 million in the first quarter of 2014, primarily due to decreased catastrophe losses and increased premiums earned.  Other personal lines underwriting income was $37 million in the first quarter of 2015 compared to an underwriting loss of $6 million in the first quarter of 2014, primarily due to decreased catastrophe losses, lower unfavorable reserve reestimates and increased premiums earned. Commercial lines underwriting loss was $11 million in the first quarter of 2015 compared to $5 million in the first quarter of 2014, primarily due to unfavorable non-catastrophe reserve reestimates of $9 million related to certain fire losses and a general liability claim settlement.
Catastrophe losses were $294 million in the first quarter of 2015 compared to $445 million in the first quarter of 2014.
We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or a winter weather event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event.  Catastrophes are caused by various natural events including high winds, winter storms and freezes, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes.  We are also exposed to man-made catastrophic events, such as certain types of terrorism or industrial accidents.  The nature and level of catastrophes in any period cannot be reliably predicted.
Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended March 31, 2015
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	1	9.1	104	35.4	1.4	104
$50 million to $100 million	2	18.2	123	41.8	1.7	62
Less than $50 million	8	72.7	72	24.5	1.0	9
Total	11	100.0%	299	101.7	4.1	27
Prior year reserve reestimates			(5)	(1.7)	(0.1)
Total catastrophe losses			$294	100.0%	4.0
Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended March 31,
	2015	Number of events	2014	Number of events
Hurricanes/Tropical storms	$—	—	$—	—
Tornadoes	30	1	—	—
Wind/Hail	26	5	49	6
Wildfires	2	1	—	—
Other events	241	4	394	7
Prior year reserve reestimates	(5)		2
Total catastrophe losses	$294	11	$445	13

Combined ratio  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.

	Three months ended March 31,
	Ratio (1)		Effect of catastrophe losses on combined ratio		Effect of prior year reserve reestimates on combined ratio		Effect of amortization of purchased intangible assets on combined ratio
	2015	2014	2015	2014	2015	2014	2015	2014
Allstate brand loss ratio:
Auto	71.7	67.9	0.3	0.4	0.8	(0.9)
Homeowners	54.8	62.9	13.9	21.3	0.2	0.8
Other personal lines	62.4	72.5	7.4	12.7	(0.5)	3.9
Commercial lines	78.4	73.6	4.0	8.2	8.0	(0.9)

Total Allstate brand loss ratio	66.7 (2)	66.6	4.1	6.4	0.7	(0.2)
Allstate brand expense ratio	25.5	26.0	—	—	—	—	—	—
Allstate brand combined ratio	92.2	92.6	4.1	6.4	0.7	(0.2)	—	—

Esurance brand loss ratio:
Auto	77.7	76.0	—	0.3	(1.0)	(0.9)
Homeowners	33.3	—	—	—	—	—
Other personal lines	50.0	—	—	—	—	—

Total Esurance brand loss ratio	77.2	75.8	—	0.3	(1.0)	(0.9)
Esurance brand expense ratio	40.6	51.3	—	—	—	—	2.3	3.5
Esurance brand combined ratio	117.8	127.1	—	0.3	(1.0)	(0.9)	2.3	3.5

Encompass brand loss ratio:
Auto	70.3	70.8	—	0.6	(4.8)	(4.3)
Homeowners	58.3	73.5	14.2	25.6	(1.6)	4.3
Other personal lines	85.2	80.8	7.4	11.5	11.1	—

Total Encompass brand loss ratio	66.8	72.7	6.3	11.2	(2.2)	(0.7)
Encompass brand expense ratio	28.8	29.9	—	—	—	—	—	—
Encompass brand combined ratio	95.6	102.6	6.3	11.2	(2.2)	(0.7)	—	—

Allstate Protection loss ratio	67.2	67.3	4.0	6.3	0.5	(0.2)
Allstate Protection expense ratio	26.5	27.4	—	—	—	—	0.1	0.2
Allstate Protection combined ratio	93.7	94.7	4.0	6.3	0.5	(0.2)	0.1	0.2
_______________
(1)    Ratios are calculated using the premiums earned for the respective line of business.

(2)
The loss ratio excluding catastrophe losses and prior year reserve reestimates is 1.5 points higher in 2015. Approximately 0.3 points of the increase is due to claims staffing expenses being restored to normal levels following retirements in 2013. Staffing was restored throughout 2014.

Auto loss ratio for the Allstate brand increased 3.8 points in the first quarter of 2015 compared to the first quarter of 2014, primarily due to higher claim frequency and severity and unfavorable reserve reestimates, partially offset by increased premiums earned. Approximately half of the unfavorable reserve reestimates were due to litigation settlement accruals.
Claim frequency (rate of claim occurrence per policy in force) in the bodily injury and property damage coverages increased 6.8% and 2.1%, respectively, in the first quarter of 2015, compared to the first quarter of 2014. The increase in bodily injury frequency reflects favorable frequency results in the prior year period as well as increases broadly across the country. Quarterly fluctuations in bodily injury frequency can be volatile. On a 12 month moving basis, for the period ended March 31, 2015, the year over year increase was 1.7%. The increase in property damage frequency was impacted in part by adverse winter weather experienced predominately in the east, as well as higher frequency trends broadly across the country. The first quarter of 2014 was also adversely impacted by winter weather.
Bodily injury and property damage coverage paid claim severities (average cost per claim) increased 3.9% and 4.8%, respectively, in the first quarter of 2015 compared to first quarter of 2014. Bodily injury severity results in the first quarter of 2015 increased in line with historical Consumer Price Index trends. We regularly monitor profitability trends and take appropriate underwriting and pricing actions to ensure adequate returns are m aintained. Given current loss cost trends, we expect the level of rate increases to accelerate. Approved rates in April 2015 exceed that of the entire first quarter of 2015.
Esurance brand auto loss ratio increased 1.7 points in the first quarter of 2015 compared to the first quarter of 2014, primarily due to higher claim frequency resulting from severe winter weather and higher severity on collision and property damage. We manage the business so that it is profitable over the life of the business, taking rate increases as appropriate.
Encompass brand auto loss ratio decreased 0.5 points in the first quarter of 2015 compared to the first quarter of 2014, primarily due to increased premiums earned and lower catastrophe losses.
Homeowners loss ratio for the Allstate brand decreased 8.1 points to 54.8 in the first quarter of 2015 from 62.9 in the first quarter of 2014, primarily due to lower catastrophe losses and increased premiums earned.  Claim frequency excluding catastrophe losses decreased 7.9% in the first quarter of 2015 compared to the first quarter of 2014.  Paid claim severity excluding catastrophe losses increased 6.6% in the first quarter of 2015 compared to the first quarter of 2014. Severity results were unfavorably impacted by the mix of water-related and wind/hail claims in first quarter of 2015. First quarter 2014 had a significant amount of freeze claims that generally carry a lower severity compared to other water-related claims.
Encompass brand homeowners loss ratio decreased 15.2 points in the first quarter of 2015 compared to the first quarter of 2014, primarily due to lower catastrophe losses and favorable reserve reestimates.  In the first quarter of 2014, several catastrophes occurred in areas where Encompass has a concentration of policyholders.  Excluding the impact of catastrophe losses, the Encompass brand homeowners loss ratio decreased 3.8 points in the first quarter of 2015 compared to the first quarter of 2014.
Expense ratio for Allstate Protection decreased 0.9 points in the first quarter of 2015 compared to the first quarter of 2014.  The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended March 31,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Amortization of DAC	13.8	13.9	2.8	2.6	18.5	18.8	13.5	13.6
Advertising expenses	2.3	2.4	17.3	28.3	0.6	0.7	3.0	3.6
Amortization of purchased intangible assets	—	—	2.3	3.5	—	—	0.1	0.2
Other costs and expenses	9.3	9.6	18.2	16.9	9.7	10.4	9.8	9.9
Restructuring and related charges	0.1	0.1	—	—	—	—	0.1	0.1
Total expense ratio	25.5	26.0	40.6	51.3	28.8	29.9	26.5	27.4
Allstate brand expense ratio decreased 0.5 points in the first quarter of 2015 compared to the first quarter of 2014 primarily due to the timing of spending on technology, lower amortization of DAC, lower advertising expenditures and higher earned premiums. Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonus in the first quarter of 2015 were higher than the first quarter of 2014.
Esurance brand expense ratio decreased 10.7 points in the first quarter of 2015 compared to the first quarter of 2014. A significant portion of Esurance’s expense ratio relates to customer acquisition. Customer acquisition costs include amortization of DAC, advertising expenses and a portion of other costs and expenses and totaled 27.3 points in first quarter of 2015 compared to 38.0 points in the first quarter of 2014. Esurance advertising expenses in the first quarter of 2015 were lower than the first quarter of 2014. Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were higher in the first quarter of 2015 than the first quarter of 2014. Esurance continued to invest in geographic expansion and additional products and capabilities. The spending on expansion initiatives, excluding customer acquisition costs which occur prior to premiums being written, contributed approximately 2.8 points to the expense ratio in the first quarter of 2015 compared to 2.0 points in the first quarter of 2014. Spending on expansion initiatives includes costs incurred to expand beyond our initial 30 states at acquisition and adding new products such as homeowners and motorcycle.
Encompass brand expense ratio decreased 1.1 points in the first quarter of 2015 compared to the first quarter of 2014, primarily due to lower distribution related costs.
Income tax expense included $28 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects in first quarter 2015.

Allstate Protection catastrophe reinsurance Our catastrophe reinsurance program supports our goal to have no more than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. Except for the Florida component of the program that is expected to be placed in the second quarter of 2015, we have completed the placement of our 2015 catastrophe reinsurance program.
Similar to our 2014 program, our 2015 program includes coverage for multiple perils, in addition to hurricanes and earthquakes, in all agreements except for a Kentucky agreement, and except for two agreements placed in the insurance linked securities (“ILS”) market and part of our Nationwide program.
The June 1, 2015 Nationwide program, excluding Florida and New Jersey where separate reinsurance agreements address the distinct needs of our separately capitalized legal entities in these states, provides $4.4 billion of reinsurance limits, subject to a $500 million retention and subject to the percentage of reinsurance placed in each of its ten layers. The Nationwide program includes reinsurance agreements with both the traditional and ILS markets as described below:

•	The traditional market placement comprises $2.8 billion of limits of coverage for multiple perils coverage with reinstatement of limits.

•
The ILS placements were completed in 2013 and 2014 with one limit placed and reinsures $1.1 billion of losses, in certain states, by hurricanes, earthquakes and fires following earthquakes. Amounts are payable based on insured industry losses and are indexed to exposures in covered areas and apply to the limits placed and our covered losses.

The New Jersey agreement comprises three contracts that reinsure personal lines property and automobile catastrophe losses in New Jersey and provides $400 million of limits excess of provisional retentions of approximately $160 million. Each contract includes one annual reinstatement of limits.
The Pennsylvania agreement comprises a three-year term contract that reinsures personal lines property losses caused by multiple perils in Pennsylvania and provides $100 million of limits each year in excess of a $100 million retention. The Kentucky Earthquake agreement comprises a three-year term contract that reinsures personal lines property losses caused by earthquakes and fires following earthquakes in Kentucky and provides $25 million of limits in excess of a $5 million retention.
The total cost of our property catastrophe reinsurance programs during the first quarter of 2015 was $111 million. The total cost of our catastrophe reinsurance programs during 2014 was $448 million or an average quarterly cost of $112 million.

Reserve reestimates  The tables below show reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2015 and 2014 and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2015	2014
Auto	$11,698	$11,616
Homeowners	1,849	1,821
Other personal lines	1,502	1,512
Commercial lines	549	576
Other business lines	19	22
Total Allstate Protection	$15,617	$15,547

($ in millions, except ratios)	Three months ended March 31,
	Reserve reestimate (1)		Effect on combined ratio (2)
	2015	2014	2015	2014
Auto	$24	$(48)	0.3	(0.7)
Homeowners	1	18	—	0.3
Other personal lines	1	15	—	0.2
Commercial lines	10	(1)	0.2	—
Other business lines	—	—	—	—
Total Allstate Protection (3)	$36	$(16)	0.5	(0.2)

Allstate brand	$47	$(11)	0.6	(0.2)
Esurance brand	(4)	(3)	—	—
Encompass brand	(7)	(2)	(0.1)	—
Total Allstate Protection	$36	$(16)	0.5	(0.2)
_______________

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Property-Liability premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $5 million favorable in the three months ended March 31, 2015 compared to $2 million unfavorable in the three months ended March 31, 2014.  The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio totaled 0.1 favorable in the three months ended March 31, 2015. There was no effect of catastrophe losses included in prior year reserve reestimates on the combined ratio in the three months ended March 31, 2014.

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
Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Premiums written	$—	$—

Premiums earned	$—	$—
Claims and claims expense	(1)	(3)
Operating costs and expenses	(1)	—
Underwriting loss	$(2)	$(3)

PROPERTY-LIABILITY INVESTMENT RESULTS
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2015	2014
Fixed income securities	$215	$215
Equity securities	18	23
Mortgage loans	4	5
Limited partnership interests	126	75
Short-term investments	1	1
Other	17	14
Investment income, before expense	381	333
Investment expense	(23)	(21)
Net investment income	$358	$312
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

	Three months ended March 31,
	2015	2014
Fixed income securities: tax-exempt	2.4%	2.7%
Fixed income securities: tax-exempt equivalent	3.5	3.9
Fixed income securities: taxable	2.9	3.1
Equity securities	2.6	2.5
Mortgage loans	4.5	4.3
Limited partnership interests	19.9	10.3
Total portfolio	4.0	3.5
Net investment income increased 14.7% or $46 million to $358 million in the first quarter of 2015 from $312 million in the first quarter of 2014, primarily due to higher equity method limited partnership income resulting primarily from favorable real estate valuations.  Economic conditions that have contributed to favorable market performance continue to be reflected in strong limited partnership results, but we continue to expect this income to vary significantly between periods.
Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Impairment write-downs	$(12)	$(12)
Change in intent write-downs	(27)	(60)
Net other-than-temporary impairment losses recognized in earnings	(39)	(72)
Sales	99	139
Valuation and settlements of derivative instruments	(32)	(14)
Realized capital gains and losses, pre-tax	28	53
Income tax expense	(10)	(19)
Realized capital gains and losses, after-tax	$18	$34
For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•	Allstate Financial net income available to common shareholders was $183 million in the first quarter of 2015 compared to $162 million in the first quarter of 2014.

•
Allstate Financial premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $534 million in the first quarter of 2015, a decrease of 10.4% from $596 million in the first quarter of 2014.

•
Allstate Financial investments totaled $38.79 billion as of March 31, 2015, reflecting a decrease of $19 million from $38.81 billion as of December 31, 2014.  Net investment income decreased 24.4% to $484 million in the first quarter of 2015 from $640 million in the first quarter of 2014.

•	Allstate Financial net realized capital gains totaled $111 million in the first quarter of 2015 compared to $1 million in the first quarter of 2014.

•	Allstate Financial contractholder funds totaled $22.27 billion as of March 31, 2015, reflecting a decrease of $262 million from $22.53 billion as of December 31, 2014.

•
On April 1, 2014, we sold Lincoln Benefit Life Company’s (“LBL”) life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.

ALLSTATE FINANCIAL SEGMENT
Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Revenues
Life and annuity premiums and contract charges	$537	$607
Net investment income	484	640
Realized capital gains and losses	111	1
Total revenues	1,132	1,248

Costs and expenses
Life and annuity contract benefits	(441)	(488)
Interest credited to contractholder funds	(199)	(307)
Amortization of DAC	(70)	(74)
Operating costs and expenses	(123)	(118)
Restructuring and related charges	—	(2)
Total costs and expenses	(833)	(989)

Loss on disposition of operations	(2)	(59)
Income tax expense	(114)	(38)
Net income available to common shareholders	$183	$162

Life insurance	$55	$71
Accident and health insurance	25	27
Annuities and institutional products	103	64
Net income available to common shareholders	$183	$162

Allstate Life	$53	$71
Allstate Benefits	27	27
Allstate Annuities	103	64
Net income available to common shareholders	$183	$162

Investments as of March 31	$38,790	$39,710
Investments classified as held for sale as of March 31	—	11,506
Net income available to common shareholders was $183 million in the first quarter of 2015 compared to $162 million in the first quarter of 2014.  The increase primarily relates to higher net realized capital gains and lower loss on disposition charges related to the LBL sale, partially offset by the reduction in business due to the sale of LBL on April 1, 2014.  Net income available to common shareholders in first quarter 2014 included an after-tax loss on disposition of LBL totaling $18 million.  Excluding the loss on disposition as well as the net income of the LBL business for first quarter 2014 of $28 million, net income available to common shareholders increased $31 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to higher net realized capital gains, lower interest credited to contractholder funds, and higher life and annuity premiums and contract charges, partially offset by lower net investment income and higher life and annuity contract benefits.
Analysis of revenues   Total revenues decreased 9.3% or $116 million in the first quarter of 2015 compared to the first quarter of 2014.  Excluding results of the LBL business for first quarter 2014 of $211 million, total revenues increased 9.2% or $95 million in the first quarter of 2015 compared to the first quarter of 2014, due to higher net realized capital gains and higher life and annuity premiums and contract charges, partially offset by lower net investment income.
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
The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2015	2014
Underwritten products
Traditional life insurance premiums	$124	$120
Accident and health insurance premiums	1	6
Interest-sensitive life insurance contract charges	180	250
Subtotal – Allstate Life	305	376
Traditional life insurance premiums	8	7
Accident and health insurance premiums	195	189
Interest-sensitive life insurance contract charges	26	24
Subtotal – Allstate Benefits	229	220
Total underwritten products	534	596

Annuities
Immediate annuities with life contingencies premiums	—	5
Other fixed annuity contract charges	3	6
Total – Allstate Annuities	3	11

Life and annuity premiums and contract charges (1)	$537	$607
____________________

(1)	Contract charges related to the cost of insurance totaled $138 million and $187 million for the first quarter of 2015 and 2014, respectively.
Total premiums and contract charges decreased 11.5% or $70 million in the first quarter of 2015 compared to the first quarter of 2014.  Excluding results of the LBL business for first quarter 2014 of $85 million, premiums and contract charges increased $15 million in the first quarter of 2015 compared to the same period of 2014, primarily due to increased traditional life insurance renewal premiums as well as growth in Allstate Benefits accident and health insurance business. The growth at Allstate Benefits primarily relates to accident, critical illness and hospital indemnity products.

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

($ in millions)	Three months ended March 31,
	2015	2014
Contractholder funds, beginning balance	$22,529	$24,304
Contractholder funds, classified as held for sale, beginning balance	—	10,945
Total contractholder funds, including those classified as held for sale	22,529	35,249

Deposits
Interest-sensitive life insurance	249	318
Fixed annuities	51	127
Total deposits	300	445

Interest credited	199	308

Benefits, withdrawals, maturities and other adjustments
Benefits	(273)	(380)
Surrenders and partial withdrawals	(305)	(712)
Contract charges	(203)	(281)
Net transfers from separate accounts	1	3
Other adjustments (1)	19	18
Total benefits, withdrawals, maturities and other adjustments	(761)	(1,352)

Contractholder funds, classified as held for sale, ending balance	—	(10,661)

Contractholder funds, ending balance	$22,267	$23,989
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

Contractholder funds decreased 1.2% in the first quarter of 2015 primarily due to the continued runoff of our deferred fixed annuity business.
Contractholder deposits decreased 32.6% in the first quarter of 2015, compared to the same period of 2014, primarily due to lower additional deposits on fixed annuities and lower deposits on interest-sensitive life insurance due to the LBL sale.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 57.2% to $305 million in the first quarter of 2015 from $712 million in the first quarter of 2014.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.8% in the first quarter of 2015 compared to 9.4% in the same period of 2014.
Net investment income decreased 24.4% or $156 million to $484 million in the first quarter of 2015 from $640 million in the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $126 million, net investment income decreased $30 million in the first quarter of 2015 compared to the same period of 2014, primarily due to lower average investment balances.
Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Impairment write-downs	$(7)	$(4)
Change in intent write-downs	(3)	(5)
Net other-than-temporary impairment losses recognized in earnings	(10)	(9)
Sales	117	8
Valuation and settlements of derivative instruments	4	2
Realized capital gains and losses, pre-tax	111	1
Income tax expense	(39)	(1)
Realized capital gains and losses, after-tax	$72	$—

A significant component of the gains on sales during first quarter 2015 relate to ongoing repositioning in the annuity product portfolio to increase the returns to support our future annuity benefits. For further discussion of realized capital gains and losses, see the Investments section of the MD&A.
Analysis of costs and expenses  Total costs and expenses decreased 15.8% or $156 million in the first quarter of 2015 compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $168 million, total costs and expenses increased $12 million in the first quarter of 2015 compared to the same period of 2014, primarily due to higher life and annuity contract benefits and higher operating costs and expenses, partially offset by lower interest credited to contractholder funds.
Life and annuity contract benefits decreased 9.6% or $47 million in the first quarter of 2015 compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $65 million, life and annuity contract benefits in the first quarter of 2015 increased $18 million compared to the same period of 2014, primarily due to worse life insurance mortality experience.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $129 million and $130 million in the first quarter of 2015 and 2014, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Life insurance	$63	$71
Accident and health insurance	(1)	(1)
Subtotal – Allstate Life	62	70
Life insurance	5	3
Accident and health insurance	108	103
Subtotal – Allstate Benefits	113	106
Allstate Annuities	(21)	(20)
Total benefit spread	$154	$156
Benefit spread decreased 1.3% or $2 million in the first quarter of 2015 compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $(1) million, benefit spread decreased $3 million in the first quarter of 2015 compared to the same period of 2014, primarily due to worse life insurance mortality experience, partially offset by growth in Allstate Benefits accident and health insurance.
Interest credited to contractholder funds decreased 35.2% or $108 million in the first quarter of 2015 compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $90 million, interest credited to contractholder funds decreased $18 million in the first quarter of 2015 compared to the same period of 2014, primarily due to lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $7 million in first quarter 2015 compared to an increase of $17 million in first quarter 2014.
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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Life insurance	$31	$28
Accident and health insurance	2	4
Net investment income on investments supporting capital	20	29
Subtotal – Allstate Life	53	61
Life insurance	2	2
Accident and health insurance	2	3
Net investment income on investments supporting capital	4	4
Subtotal – Allstate Benefits	8	9
Annuities and institutional products	$69	110
Net investment income on investments supporting capital	33	40
Subtotal – Allstate Annuities	102	150
Investment spread before valuation changes on embedded derivatives that are not hedged	163	220
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(7)	(17)
Total investment spread	$156	$203
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 25.9% or $57 million in the first quarter of 2015 compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $46 million, investment spread before valuation changes on embedded derivatives that are not hedged decreased $11 million in the first quarter of 2015 compared to the same period of 2014, primarily due to lower net investment income, partially offset by lower crediting rates.
To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.  For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale were included for periods prior to April 1, 2014.

	Three months ended March 31,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2015	2014	2015	2014	2015	2014
Interest-sensitive life insurance	5.1%	5.1%	3.9%	3.8%	1.2%	1.3%
Deferred fixed annuities and institutional products	4.3	4.5	2.8	2.9	1.5	1.6
Immediate fixed annuities with and without life contingencies	7.3	7.5	5.9	5.9	1.4	1.6
Investments supporting capital, traditional life and other products	4.2	4.0	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	March 31,
	2015	2014
Immediate fixed annuities with life contingencies	$8,776	$8,921
Other life contingent contracts and other	3,543	3,514
Reserve for life-contingent contract benefits	$12,319	$12,435

Interest-sensitive life insurance	$7,901	$7,791
Deferred fixed annuities	10,607	12,267
Immediate fixed annuities without life contingencies	3,402	3,620
Institutional products	85	85
Other	272	226
Contractholder funds	$22,267	$23,989

Traditional life insurance	$—	$651
Accident and health insurance	—	1,349
Interest-sensitive life insurance	—	3,495
Deferred fixed annuities	—	7,166
Liabilities held for sale	$—	$12,661
Amortization of DAC   The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$69	$74
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	1	—
Amortization (deceleration) acceleration for changes in assumptions (“DAC unlocking”)	—	—
Total amortization of DAC	$70	$74
____________________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 5.4% or $4 million in the first quarter of 2015 compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $5 million, amortization of DAC increased $1 million in the first quarter of 2015 compared to the same period of 2014.
Operating costs and expenses increased 4.2% or $5 million in the first quarter of 2015 compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $8 million, operating costs and expenses increased $13 million in the first quarter of 2015 compared to the same period of 2014.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
	2015	2014
Non-deferrable commissions	$26	$31
General and administrative expenses	84	71
Taxes and licenses	13	16
Total operating costs and expenses	$123	$118

Restructuring and related charges	$—	$2

Allstate Life	$58	$60
Allstate Benefits	55	52
Allstate Annuities	10	6
Total operating costs and expenses	$123	$118

General and administrative expenses increased 18.3% or $13 million in the first quarter of 2015 compared to the same period of 2014, primarily due to a guaranty fund accrual release in the prior year period, reinsurance expense allowances paid to LBL for business reinsured to Allstate Life Insurance Company (“ALIC”) after the sale, and increased expenses at Allstate Benefits relating to employee and technology costs.
Income tax expense included $17 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects in first quarter 2015.
INVESTMENTS HIGHLIGHTS

•	Investments totaled $80.44 billion as of March 31, 2015, decreasing from $81.11 billion as of December 31, 2014.

•	Unrealized net capital gains totaled $3.58 billion as of March 31, 2015, increasing from $3.17 billion as of December 31, 2014.

•	Net investment income was $850 million in the first quarter of 2015, a decrease of 11.4% from $959 million in the first quarter of 2014.

•	Net realized capital gains were $139 million in the first quarter of 2015 compared to $54 million in the first quarter of 2014.
INVESTMENTS
The composition of the investment portfolios as of March 31, 2015 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$30,036	78.0%	$28,826	74.3%	$2,541	80.3%	$61,403	76.3%
Equity securities (2)	3,074	8.0	1,089	2.8	3	0.1	4,166	5.2
Mortgage loans	333	0.9	3,943	10.2	—	—	4,276	5.3
Limited partnership interests (3)	2,571	6.7	2,124	5.5	4	0.1	4,699	5.9
Short-term investments (4)	932	2.4	948	2.4	617	19.5	2,497	3.1
Other	1,536	4.0	1,860	4.8	—	—	3,396	4.2
Total	$38,482	100.0%	$38,790	100.0%	$3,165	100.0%	$80,437	100.0%
____________________

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $29.46 billion, $26.27 billion, $2.51 billion and $58.24 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $2.71 billion, $1.04 billion, $3 million and $3.75 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(3)
We have commitments to invest in additional limited partnership interests totaling $1.18 billion, $1.18 billion and $2.36 billion for Property-Liability, Allstate Financial, and in Total, respectively.

(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $932 million, $948 million, $617 million and $2.50 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(5)	Balances reflect the elimination of related party investments between segments.
Investments totaled $80.44 billion as of March 31, 2015, decreasing from $81.11 billion as of December 31, 2014 primarily due to common share repurchases and dividends paid to shareholders, partially offset by favorable fixed income valuations resulting from a decrease in risk-free interest rates.
The Property-Liability investment portfolio totaled $38.48 billion as of March 31, 2015, decreasing from $39.08 billion as of December 31, 2014 primarily due to dividends paid by Allstate Insurance Company (“AIC”) to The Allstate Corporation (the “Corporation”), partially offset by favorable fixed income valuations and positive operating cash flows.
The Allstate Financial investment portfolio totaled $38.79 billion as of March 31, 2015, decreasing from $38.81 billion as of December 31, 2014 primarily due to net reductions in contractholder funds, partially offset by higher fixed income valuations.
The Corporate and Other investment portfolio totaled $3.17 billion as of March 31, 2015, decreasing from $3.22 billion as of December 31, 2014 primarily due to common share repurchases and dividends paid to shareholders, partially offset by dividends paid by AIC to the Corporation.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of March 31, 2015	Percent to total investments	Fair value as of December 31, 2014	Percent to total investments
U.S. government and agencies	$4,106	5.1%	$4,328	5.3%
Municipal	8,713	10.8	8,497	10.5
Corporate	42,375	52.7	42,144	52.0
Foreign government	1,375	1.7	1,645	2.0
Asset-backed securities (“ABS”)	3,055	3.8	3,978	4.9
Residential mortgage-backed securities (“RMBS”)	1,154	1.4	1,207	1.5
Commercial mortgage-backed securities (“CMBS”)	600	0.8	615	0.8
Redeemable preferred stock	25	—	26	—
Total fixed income securities	$61,403	76.3%	$62,440	77.0%
As of March 31, 2015, 87.0% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of March 31, 2015.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$4,106	$134	$—	$—	$4,106	$134
Municipal
Tax exempt	4,883	109	75	(2)	4,958	107
Taxable	3,683	554	72	9	3,755	563
Corporate
Public	26,959	1,508	4,453	80	31,412	1,588
Privately placed	8,816	525	2,147	7	10,963	532
Foreign government	1,375	85	—	—	1,375	85
ABS
Collateralized debt obligations (“CDO”)	946	(4)	142	(12)	1,088	(16)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,942	23	25	1	1,967	24
RMBS
U.S. government sponsored entities (“U.S. Agency”)	262	12	—	—	262	12
Non-agency	95	2	797	91	892	93
CMBS	353	15	247	27	600	42
Redeemable preferred stock	25	4	—	—	25	4
Total fixed income securities	$53,445	$2,967	$7,958	$201	$61,403	$3,168
Municipal bonds, including tax exempt and taxable securities, totaled $8.71 billion as of March 31, 2015 with an unrealized net capital gain of $670 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $42.38 billion as of March 31, 2015, with an unrealized net capital gain of $2.12 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
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
ABS, including CDO and Consumer and other ABS, totaled $3.06 billion as of March 31, 2015, with 94.5% rated investment grade and an unrealized net capital gain of $8 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $1.09 billion as of March 31, 2015, with 86.9% rated investment grade and an unrealized net capital loss of $16 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $1.97 billion as of March 31, 2015, with 98.7% rated investment grade.  Consumer and other ABS consists of $772 million of consumer auto, $650 million of credit card and $545 million of other ABS with unrealized net capital gains of $3 million, $4 million and $17 million, respectively.
RMBS totaled $1.15 billion as of March 31, 2015, with 30.9% rated investment grade and an unrealized net capital gain of $105 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.  The non-agency portfolio totaled $892 million as of March 31, 2015, with 10.7% rated investment grade and an unrealized net capital gain of $93 million.
CMBS totaled $600 million as of March 31, 2015, with 58.8% rated investment grade and an unrealized net capital gain of $42 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 95.4% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS.
Mortgage loans, which are primarily held in the Allstate Financial portfolio, totaled $4.28 billion as of March 31, 2015 and primarily comprise loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Limited partnership interests consist of investments in private equity/debt, real estate and other funds.  The limited partnership interests portfolio is diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of March 31, 2015.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Other funds	Total
Cost method of accounting (“Cost”)	$929	$208	$—	$1,137
Equity method of accounting (“EMA”)	2,040	1,158	364	3,562
Total	$2,969	$1,366	$364	$4,699

Number of managers	100	37	13	150
Number of individual funds	183	80	19	282
Largest exposure to single fund	$104	$145	$151	$151
______________

(1)	Includes $675 million of infrastructure and real asset funds.

The following tables show the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended March 31,
	2015				2014
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$23	$57	$80	$(3)	$36	$70	$106	$(10)
Real estate funds	19	104	123	(2)	14	24	38	(3)
Other funds	—	(5)	(5)	—	—	(2)	(2)	—
Total	$42	$156	$198	$(5)	$50	$92	$142	$(13)
Limited partnership interests produced income, excluding impairment write-downs, of $198 million in the three months ended March 31, 2015, an increase of $56 million from $142 million in the three months ended March 31, 2014.  The increase was primarily due to an $85 million increase in income from real estate funds, partially offset by a $26 million decrease in income from private equity/debt funds. Higher EMA limited partnership income resulted primarily from favorable real estate valuations.  Economic conditions that have contributed to favorable market performance continue to be reflected in strong limited partnership results, but we continue to expect this income to vary significantly between periods. Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on private equity/debt funds and real estate funds are generally on a three month delay and the income recognition on other funds is generally on a one month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.
Unrealized net capital gains totaled $3.58 billion as of March 31, 2015 compared to $3.17 billion as of December 31, 2014.  The increase for fixed income securities was primarily due to a decrease in risk-free interest rates, partially offset by the realization of unrealized net capital gains through sales.  The following table presents unrealized net capital gains and losses.

($ in millions)	March 31, 2015	December 31, 2014
U.S. government and agencies	$134	$136
Municipal	670	620
Corporate	2,120	1,758
Foreign government	85	102
ABS	8	7
RMBS	105	99
CMBS	42	42
Redeemable preferred stock	4	4
Fixed income securities	3,168	2,768
Equity securities	414	412
Derivatives	3	(2)
EMA limited partnerships	(4)	(5)
Unrealized net capital gains and losses, pre-tax	$3,581	$3,173
The unrealized net capital gain for the fixed income portfolio totaled $3.17 billion and comprised $3.41 billion of gross unrealized gains and $237 million of gross unrealized losses as of March 31, 2015.  This is compared to an unrealized net capital gain for the fixed income portfolio totaling $2.77 billion, comprised of $3.08 billion of gross unrealized gains and $314 million of gross unrealized losses as of December 31, 2014.

Gross unrealized gains and losses on fixed income securities by type and sector as of March 31, 2015 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Energy	$4,941	$212	$(54)	$5,099
Banking	3,193	81	(31)	3,243
Consumer goods (cyclical and non-cyclical)	10,594	473	(17)	11,050
Basic industry	2,288	93	(17)	2,364
Utilities	4,987	601	(13)	5,575
Transportation	1,611	146	(13)	1,744
Capital goods	3,765	243	(12)	3,996
Communications	2,986	166	(6)	3,146
Technology	2,297	93	(6)	2,384
Financial services	3,035	149	(2)	3,182
Other	558	37	(3)	592
Total corporate fixed income portfolio	40,255	2,294	(174)	42,375
U.S. government and agencies	3,972	137	(3)	4,106
Municipal	8,043	691	(21)	8,713
Foreign government	1,290	85	—	1,375
ABS	3,047	34	(26)	3,055
RMBS	1,049	117	(12)	1,154
CMBS	558	43	(1)	600
Redeemable preferred stock	21	4	—	25
Total fixed income securities	$58,235	$3,405	$(237)	$61,403
The energy, banking, consumer goods and basic industry sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2015.  In general, the gross unrealized losses are related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
The unrealized net capital gain for the equity portfolio totaled $414 million and comprised $468 million of gross unrealized gains and $54 million of gross unrealized losses as of March 31, 2015.  This is compared to an unrealized net capital gain for the equity portfolio totaling $412 million, comprised of $467 million of gross unrealized gains and $55 million of gross unrealized losses as of December 31, 2014.
Global oil prices have declined significantly in recent months. Within the energy sector, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil prices continue to decline or remain at depressed levels for an extended period, certain issuers and investments may come under duress. Corporate fixed income and equity securities with gross unrealized losses that have direct exposure to the energy sector, have an aggregate carrying value of $1.27 billion and gross unrealized losses of $68 million as of March 31, 2015. Approximately 80% of the $5.10 billion of corporate fixed income securities with direct exposure to the energy sector were investment grade as of March 31, 2015.
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2015	2014
Fixed income securities	$568	$705
Equity securities	23	28
Mortgage loans	55	81
Limited partnership interests	198	142
Short-term investments	1	1
Other	45	42
Investment income, before expense	890	999
Investment expense	(40)	(40)
Net investment income	$850	$959
Net investment income decreased 11.4% or $109 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to lower average investment balances relating to the sale of LBL on April 1, 2014, partially offset by higher limited partnership income.  Net investment income in the first quarter of 2015 includes $15 million related to prepayment fee income and litigation proceeds compared to $41 million in the first quarter of 2014.  These items may vary significantly from period to period and may not recur.  Higher EMA limited partnership income resulted primarily from favorable real estate valuations. Economic conditions that have contributed to favorable market performance continue to be reflected in strong limited partnership results, but we continue to expect this income to vary significantly between periods.
Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2015	2014
Impairment write-downs	$(19)	$(16)
Change in intent write-downs	(30)	(65)
Net other-than-temporary impairment losses recognized in earnings	(49)	(81)
Sales	216	147
Valuation and settlements of derivative instruments	(28)	(12)
Realized capital gains and losses, pre-tax	139	54
Income tax expense	(49)	(19)
Realized capital gains and losses, after-tax	$90	$35
Impairment write-downs, which include changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Fixed income securities	$(5)	$(6)
Equity securities	(9)	(1)
Mortgage loans	—	4
Limited partnership interests	(5)	(13)
Impairment write-downs	$(19)	$(16)
Impairment write-downs on fixed income securities for the three months ended March 31, 2015 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to cost method limited partnerships that experienced declines in portfolio valuations deemed to be other-than-temporary.
Change in intent write-downs totaling $30 million in the three months ended March 31, 2015 were primarily related to the repositioning and ongoing portfolio management of our equity securities. For a small portion of equity securities managed by third parties, we do not retain decision making authority as it pertains to selling securities that are in an unrealized loss position and therefore we recognize any unrealized loss at the end of the period through a charge to earnings.
Sales generated $216 million of net realized capital gains in the three months ended March 31, 2015 primarily related to equity and fixed income securities in connection with ongoing portfolio management.
Valuation and settlements of derivative instruments generated net realized capital losses of $28 million for the three months ended March 31, 2015 primarily comprised of losses on foreign currency contracts due to the weakening of the Canadian dollar.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•	Shareholders’ equity as of March 31, 2015 was $22.18 billion, a decrease of 0.6% from $22.30 billion as of December 31, 2014.

•	On January 2, 2015, we paid common shareholder dividends of $0.28. On February 4, 2015, we declared a common shareholder dividend of $0.30 to be payable on April 1, 2015.

•
In February 2015, we completed a $2.5 billion common share repurchase program that commenced in February 2014 and in March 2015 we commenced a new $3 billion common share repurchase program that is expected to be completed by July 2016. As of March 31, 2015, there was $2.4 billion remaining on our common share repurchase program.

•	In March 2015, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) to purchase $500 million of our outstanding stock.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	March 31, 2015	December 31, 2014
Preferred stock, common stock, retained income and other shareholders’ equity items	$21,405	$21,743
Accumulated other comprehensive income	774	561
Total shareholders’ equity	22,179	22,304
Debt	5,194	5,194
Total capital resources	$27,373	$27,498
Ratio of debt to shareholders’ equity	23.4%	23.3%
Ratio of debt to capital resources	19.0%	18.9%
Shareholders’ equity decreased in the first quarter of 2015, primarily due to common share repurchases and dividends paid to shareholders, partially offset by net income and increased unrealized net capital gains on investments.  In the three months ended March 31, 2015, we paid dividend payments of $118 million and $29 million related to our common and preferred shares, respectively.
Common share repurchases  As of March 31, 2015, there was $2.4 billion remaining on our common share repurchase program.
In February 2015, we completed a $2.5 billion common share repurchase program that commenced in February 2014, and in March 2015 we commenced a new $3 billion common share repurchase program that is expected to be completed by July 2016.
In March 2015, we entered into an ASR Agreement with Goldman to purchase $500 million of our outstanding stock.
During the first three months of 2015, we repurchased 7.0 million common shares for $490 million in the market. Under the ASR Agreement, we paid $500 million upfront and initially acquired 6.0 million shares. The actual number of shares we repurchase under the ASR Agreement, and the average price paid per share, will be determined at the completion of the ASR Agreement based on the volume weighted average price of Allstate’s common stock during the period of Goldman purchases, which will end on or before June 19, 2015.
Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.  As anticipated, the preferred stock and subordinated debentures have been viewed as having a common equity component by certain rating agencies and are given equity credit up to a pre-determined limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock. In February 2015, A.M. Best affirmed The Allstate Corporation’s debt and short-term issuer ratings of a- and AMB-1, respectively, and the insurance financial strength ratings of A+ for AIC and ALIC.  The outlook for the ratings remained stable.  In March 2015, S&P upgraded the short-term counterparty credit rating of The Allstate Corporation to A-1 from A-2. There have been no changes to our debt and insurance financial strength ratings from S&P since December 31, 2014. There have been no changes to our debt, short-term issuer and insurance financial strength ratings from Moody’s since December 31, 2014.
ALIC, AIC and The Allstate Corporation are party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  ALIC and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  AIC also has a capital support agreement with

ALIC.  Under the capital support agreement, AIC is committed to provide capital to ALIC to maintain an adequate capital level.  The maximum amount of potential funding under each of these agreements is $1.00 billion.
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
Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $3.37 billion as of March 31, 2015 comprising cash and investments that are generally saleable within one quarter.  The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.  This provides funds for the parent company’s fixed charges and other corporate purposes.
In the first three months of 2015, AIC paid dividends totaling $1.05 billion to its parent, Allstate Insurance Holdings, LLC (“AIH”), which then paid $1.04 billion of dividends to the Corporation.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.  We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration.  As of March 31, 2015, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions.  In the first three months of 2015, we did not defer interest payments on the subordinated debentures.
Additional borrowings to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2015, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements.  In April 2015, we extended the maturity date of this facility to April 2020, upon approval of existing or replacement lenders.  The facility is fully subscribed among 11 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 11.7% as of March 31, 2015.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the first three months of 2015.

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission on April 30, 2015.  We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 491 million shares of treasury stock as of March 31, 2015), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $22.27 billion as of March 31, 2015.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2015.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,592	16.1%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	6,055	27.2
Market value adjustments (2)	2,266	10.2
Subject to discretionary withdrawal without adjustments (3)	10,354	46.5
Total contractholder funds (4)	$22,267	100.0%
_______________

(1)	Includes $2.40 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.60 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	87% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $850 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.8% and 9.4% in the first three months of 2015 and 2014, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
The following table summarizes consolidated cash flow activities by segment for the first three months ended March 31.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$452	$236	$116	$231	$(2)	$7	$566	$474
Investing activities	713	1,210	296	800	64	(634)	1,073	1,376
Financing activities	26	13	(312)	(686)	(1,094)	(440)	(1,380)	(1,113)
Cash classified as held for sale	—	—	—	(242)	—	—	—	(242)
Net increase in consolidated cash							$259	$495
_______________
(1)    Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.
Property-Liability  Higher cash provided by operating activities in the first three months of 2015 compared to the first three months of 2014 was primarily due to increased premiums and lower income tax payments, partially offset by higher claim payments.
Lower cash provided by investing activities in the first three months of 2015 compared to the first three months of 2014 was primarily the result of increased purchases of securities and short-term investments, partially offset by increased sales of securities.
Allstate Financial  Lower cash provided by operating activities in the first three months of 2015 compared to the first three months of 2014 was primarily due to lower net investment income and higher income tax payments, partially offset by lower contract benefits paid.
Lower cash provided by investing activities in the first three months of 2015 compared to the first three months of 2014 was primarily the result of increased purchases of securities net of sales and maturities, due in part to lower contractholder fund disbursements.
Lower cash used in financing activities in the first three months of 2015 compared to the first three months of 2014 was primarily due to lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits.

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
Forward-Looking Statements
This report contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. We believe these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements include risks related to: (1) adverse changes in the nature and level of catastrophes and severe weather events; (2) impacts of catastrophe management strategy on premium growth; (3) regulatory changes, including limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (4) market convergence and regulatory changes on our risk segmentation and pricing; (5) the cyclical nature of the property and casualty business; (6) unexpected increases in the severity or frequency of claims; (7) reestimates of reserves for claims; (8) adverse legal determinations regarding discontinued product lines and other legal and regulatory actions; (9) changes in underwriting and actual experience; (10) the influence of changes in market interest rates on spread-based products; (11) changes in estimates of profitability on interest-sensitive life products; (12) reducing our concentration in spread-based business and exiting certain distribution channels; (13) changes in tax laws; (14) our ability to mitigate the capital impact associated with statutory reserving requirements; (15) compliance and operational issues relating to dispositions and acquisitions of businesses; (16) market risk and declines in credit quality relating to our investment portfolio; (17) our subjective determination of the fair value of our fixed income and equity securities and the amount of realized capital losses recorded for impairments of our investments; (18) competition in the insurance industry; (19) conditions in the global economy and capital markets; (20) losses from legal and regulatory actions; (21) restrictive regulation and regulatory reforms; (22) the availability of reinsurance at current levels and prices; (23) credit risk of our reinsurers; (24) a downgrade in our financial strength ratings; (25) the effect of adverse capital and credit market conditions; (26) failure in cyber or other information security systems; (27) the impact of a large scale pandemic, the threat of terrorism or military action; (28) possible impairments in the value of goodwill; (29) changes in accounting standards; (30) the realization of deferred tax assets; (31) restrictions on our subsidiaries’ ability to pay dividends; (32) restrictions under the terms of certain of our securities on our ability to pay dividends or repurchase our stock; (33) changing climate conditions; (34) loss of key vendor relationships or failure of a vendor to protect confidential information; and (35) failure to protect intellectual property. Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recent Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statement.
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
Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings
Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and Compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 10 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)		Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
January 1, 2015 - January 31, 2015
Open Market Purchases	2,483,797		$70.3941	2,483,501
February 1, 2015 - February 28, 2015
Open Market Purchases	2,508,607		$71.1733	2,262,580
March 1, 2015- March 31, 2015
March 2015 ASR	6,019,830	(2)	-- (2)	6,019,830	(2)
Open Market Purchases	2,559,776		$69.9379	2,205,837
Total	13,572,010			12,971,748		$2.4 billion
_______________

(1)
In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with the vesting of restricted stock units and performance stock awards and the exercise of stock options held by employees and/or directors.  The shares were acquired in satisfaction of withholding taxes due upon exercise or vesting and in payment of the exercise price of the options.

January:   296
February:  246,027
March: 353,939

(2)
On March 19, 2015, Allstate entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) to purchase $500 million of our outstanding shares of common stock. In exchange for an upfront payment of $500 million, Goldman initially delivered 6,019,830 shares to Allstate. The actual number of shares we repurchase under the ASR Agreement, and the average price paid per share, will be determined at the completion of the ASR Agreement based on the volume weighted average price of Allstate’s common stock during the period of Goldman purchases, which will end on or before June 19, 2015.

(3) From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(4)
On February 19, 2014, we announced the approval of a common share repurchase program for $2.50 billion, which was completed on February 27, 2015. On February 4, 2015, we announced the approval of an additional common share repurchase program for $3 billion, to be completed by July 31, 2016.

Item 6.  Exhibits

(a)	Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

10.1	The Allstate Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2015					X
10.2	Resolutions regarding Non-Employee Lead Director Fee					X
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 5, 2015, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 5, 2015	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)