Form 10-Q
period 2015-06-30
ALLSTATE CORP
filed 2015-08-03
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
As of July 20, 2015, the registrant had 400,389,900 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2015

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$7,549	$7,204	$14,975	$14,268
Life and annuity premiums and contract charges	536	518	1,073	1,125
Net investment income	789	898	1,639	1,857
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(47)	(44)	(100)	(124)
OTTI losses reclassified to (from) other comprehensive income	4	(1)	8	(2)
Net OTTI losses recognized in earnings	(43)	(45)	(92)	(126)
Sales and other realized capital gains and losses	151	285	339	420
Total realized capital gains and losses	108	240	247	294
	8,982	8,860	17,934	17,544
Costs and expenses
Property-liability insurance claims and claims expense	5,587	5,142	10,580	9,901
Life and annuity contract benefits	446	413	887	901
Interest credited to contractholder funds	185	212	384	519
Amortization of deferred policy acquisition costs	1,086	1,035	2,156	2,070
Operating costs and expenses	1,061	1,023	2,151	2,117
Restructuring and related charges	19	4	23	10
Loss on extinguishment of debt	—	1	—	1
Interest expense	73	84	146	171
	8,457	7,914	16,327	15,690

Gain (loss) on disposition of operations	1	9	—	(50)

Income from operations before income tax expense	526	955	1,607	1,804

Income tax expense	171	310	575	559

Net income	355	645	1,032	1,245

Preferred stock dividends	29	31	58	44

Net income available to common shareholders	$326	$614	$974	$1,201

Earnings per common share:
Net income available to common shareholders per common share - Basic	$0.80	$1.41	$2.37	$2.73
Weighted average common shares - Basic	407.0	434.3	411.4	440.4
Net income available to common shareholders per common share - Diluted	$0.79	$1.39	$2.33	$2.69
Weighted average common shares - Diluted	412.6	440.7	417.6	446.8
Cash dividends declared per common share	$0.30	$0.28	$0.60	$0.56

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$355	$645	$1,032	$1,245

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(718)	59	(507)	504
Unrealized foreign currency translation adjustments	(9)	13	(36)	(3)
Unrecognized pension and other postretirement benefit cost	20	8	49	19
Other comprehensive (loss) income, after-tax	(707)	80	(494)	520

Comprehensive (loss) income	$(352)	$725	$538	$1,765

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30, 2015	December 31, 2014
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $57,971 and $59,672)	$59,930	$62,440
Equity securities, at fair value (cost $3,649 and $3,692)	4,000	4,104
Mortgage loans	4,343	4,188
Limited partnership interests	4,536	4,527
Short-term, at fair value (amortized cost $2,821 and $2,540)	2,821	2,540
Other	3,511	3,314
Total investments	79,141	81,113
Cash	805	657
Premium installment receivables, net	5,599	5,465
Deferred policy acquisition costs	3,708	3,525
Reinsurance recoverables, net	8,520	8,490
Accrued investment income	610	591
Property and equipment, net	1,038	1,031
Goodwill	1,219	1,219
Other assets	2,356	2,046
Separate Accounts	4,121	4,396
Total assets	$107,117	$108,533
Liabilities
Reserve for property-liability insurance claims and claims expense	$23,702	$22,923
Reserve for life-contingent contract benefits	12,227	12,380
Contractholder funds	21,968	22,529
Unearned premiums	11,858	11,655
Claim payments outstanding	820	784
Deferred income taxes	475	715
Other liabilities and accrued expenses	5,462	5,653
Long-term debt	5,186	5,194
Separate Accounts	4,121	4,396
Total liabilities	85,819	86,229
Commitments and Contingent Liabilities (Note 10)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand shares issued and outstanding, and $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 402 million and 418 million shares outstanding	9	9
Additional capital paid-in	3,205	3,199
Retained income	38,567	37,842
Deferred ESOP expense	(23)	(23)
Treasury stock, at cost (498 million and 482 million shares)	(22,273)	(21,030)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	62	72
Other unrealized net capital gains and losses	1,435	1,988
Unrealized adjustment to DAC, DSI and insurance reserves	(78)	(134)
Total unrealized net capital gains and losses	1,419	1,926
Unrealized foreign currency translation adjustments	(38)	(2)
Unrecognized pension and other postretirement benefit cost	(1,314)	(1,363)
Total accumulated other comprehensive income	67	561
Total shareholders’ equity	21,298	22,304
Total liabilities and shareholders’ equity	$107,117	$108,533

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)	Six months ended June 30,
	2015	2014
	(unaudited)
Preferred stock par value	$—	$—

Preferred stock additional capital paid-in
Balance, beginning of period	1,746	780
Preferred stock issuance	—	966
Balance, end of period	1,746	1,746

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,199	3,143
Forward contract on accelerated share repurchase agreement	—	(113)
Equity incentive plans activity	6	5
Balance, end of period	3,205	3,035

Retained income
Balance, beginning of period	37,842	35,580
Net income	1,032	1,245
Dividends on common stock	(249)	(249)
Dividends on preferred stock	(58)	(44)
Balance, end of period	38,567	36,532

Deferred ESOP expense
Balance, beginning of period	(23)	(31)
Payments	—	—
Balance, end of period	(23)	(31)

Treasury stock
Balance, beginning of period	(21,030)	(19,047)
Shares acquired	(1,432)	(1,129)
Shares reissued under equity incentive plans, net	189	191
Balance, end of period	(22,273)	(19,985)

Accumulated other comprehensive income
Balance, beginning of period	561	1,046
Change in unrealized net capital gains and losses	(507)	504
Change in unrealized foreign currency translation adjustments	(36)	(3)
Change in unrecognized pension and other postretirement benefit cost	49	19
Balance, end of period	67	1,566
Total shareholders’ equity	$21,298	$22,872

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six months ended June 30,
	2015	2014
Cash flows from operating activities	(unaudited)
Net income	$1,032	$1,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	179	189
Realized capital gains and losses	(247)	(294)
Loss on extinguishment of debt	—	1
Loss on disposition of operations	—	50
Interest credited to contractholder funds	384	519
Changes in:
Policy benefits and other insurance reserves	526	103
Unearned premiums	244	287
Deferred policy acquisition costs	(132)	(77)
Premium installment receivables, net	(158)	(152)
Reinsurance recoverables, net	(144)	(39)
Income taxes	(283)	(195)
Other operating assets and liabilities	(98)	(436)
Net cash provided by operating activities	1,303	1,201
Cash flows from investing activities
Proceeds from sales
Fixed income securities	16,012	14,205
Equity securities	2,074	2,744
Limited partnership interests	591	802
Mortgage loans	—	10
Other investments	132	81
Investment collections
Fixed income securities	2,243	1,730
Mortgage loans	357	726
Other investments	177	107
Investment purchases
Fixed income securities	(16,482)	(15,802)
Equity securities	(1,920)	(2,668)
Limited partnership interests	(563)	(653)
Mortgage loans	(509)	(109)
Other investments	(518)	(395)
Change in short-term investments, net	(391)	(60)
Change in other investments, net	(16)	49
Purchases of property and equipment, net	(133)	(124)
Disposition of operations	—	378
Net cash provided by investing activities	1,054	1,021
Cash flows from financing activities
Repayments of long-term debt	(9)	(355)
Proceeds from issuance of preferred stock	—	965
Contractholder fund deposits	527	666
Contractholder fund withdrawals	(1,152)	(1,922)
Dividends paid on common stock	(243)	(238)
Dividends paid on preferred stock	(58)	(25)
Treasury stock purchases	(1,424)	(1,257)
Shares reissued under equity incentive plans, net	109	149
Excess tax benefits on share-based payment arrangements	43	18
Other	(2)	(9)
Net cash used in financing activities	(2,209)	(2,008)
Net increase in cash	148	214
Cash at beginning of period	657	675
Cash at end of period	$805	$889

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
The condensed consolidated financial statements and notes as of June 30, 2015 and for the three-month and six-month periods ended June 30, 2015 and 2014 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.
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
Pending accounting standards
Revenue from Contracts with Customers
In May 2014, the FASB issued guidance which revises the criteria for revenue recognition.  Insurance contracts are excluded from the scope of the new guidance.  Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer.  Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs.  The guidance is expected to be effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively.  The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.
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
Disclosures about Short-Duration Contracts
In May 2015, the FASB issued guidance requiring expanded disclosures for insurance entities that issue short-duration contracts. The expanded disclosures are designed to provide additional insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims. The disclosures include information about incurred and paid claims development by accident year, on a net basis after reinsurance, for the number of years claims incurred typically remain outstanding, not to exceed ten years. Each period presented in the disclosure about claims development that precedes the current reporting periods is considered required supplementary information. The expanded disclosures also include information about significant changes in methodologies and assumptions, a reconciliation of incurred and paid claims development to the carrying amount of the liability for unpaid claims and claim adjustment expenses, the total amount of incurred but not reported liabilities plus expected development, claims frequency information including the methodology used to determine claim frequency and any changes to that methodology, and claim duration. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, and is to be applied retrospectively.  The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.
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
The computation of basic and diluted earnings per common share is presented in the following table.

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$355	$645	$1,032	$1,245
Less: Preferred stock dividends	29	31	58	44
Net income available to common shareholders	$326	$614	$974	$1,201

Denominator:
Weighted average common shares outstanding	407.0	434.3	411.4	440.4
Effect of dilutive potential common shares:
Stock options	4.2	4.8	4.5	4.6
Restricted stock units (non-participating) and performance stock awards	1.4	1.6	1.7	1.8
Weighted average common and dilutive potential common shares outstanding	412.6	440.7	417.6	446.8

Earnings per common share - Basic	$0.80	$1.41	$2.37	$2.73
Earnings per common share - Diluted	$0.79	$1.39	$2.33	$2.69
The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 2.2 million and 4.5 million Allstate common shares, with exercise prices ranging from $60.81 to $71.29 and $48.46 to $62.42, were outstanding for the three-month periods ended June 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share in those periods.  Options to purchase 2.2 million and 4.6 million Allstate common shares, with exercise prices ranging from $60.81 to $71.29 and $45.61 to $62.42, were outstanding for the six-month periods ended June 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share in those periods.

3.  Supplemental Cash Flow Information
Non-cash modifications of certain mortgage loans, fixed income securities and other investments, as well as mergers completed with equity securities, totaled $54 million and $86 million for the six months ended June 30, 2015 and 2014, respectively.  Non-cash financing activities include $72 million and $45 million related to the issuance of Allstate common shares for vested restricted stock units and performance stock awards for the six months ended June 30, 2015 and 2014, respectively.
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

($ in millions)	Six months ended June 30,
	2015	2014
Net change in proceeds managed
Net change in short-term investments	$34	$(284)
Operating cash flow provided (used)	34	(284)
Net change in cash	(3)	1
Net change in proceeds managed	$31	$(283)

Net change in liabilities
Liabilities for collateral, beginning of period	$(782)	$(624)
Liabilities for collateral, end of period	(751)	(907)
Operating cash flow (used) provided	$(31)	$283
4.  Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
June 30, 2015
U.S. government and agencies	$3,827	$110	$(1)	$3,936
Municipal	8,111	519	(36)	8,594
Corporate	41,153	1,524	(360)	42,317
Foreign government	1,258	67	(1)	1,324
Asset-backed securities (“ABS”)	2,081	21	(26)	2,076
Residential mortgage-backed securities (“RMBS”)	982	113	(12)	1,083
Commercial mortgage-backed securities (“CMBS”)	538	39	(2)	575
Redeemable preferred stock	21	4	—	25
Total fixed income securities	$57,971	$2,397	$(438)	$59,930

December 31, 2014
U.S. government and agencies	$4,192	$139	$(3)	$4,328
Municipal	7,877	645	(25)	8,497
Corporate	40,386	1,998	(240)	42,144
Foreign government	1,543	102	—	1,645
ABS	3,971	38	(31)	3,978
RMBS	1,108	112	(13)	1,207
CMBS	573	44	(2)	615
Redeemable preferred stock	22	4	—	26
Total fixed income securities	$59,672	$3,082	$(314)	$62,440

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of June 30, 2015:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$4,446	$4,491
Due after one year through five years	25,081	25,705
Due after five years through ten years	17,248	17,605
Due after ten years	7,595	8,395
	54,370	56,196
ABS, RMBS and CMBS	3,601	3,734
Total	$57,971	$59,930
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed income securities	$567	$584	$1,135	$1,289
Equity securities	31	35	54	63
Mortgage loans	57	71	112	152
Limited partnership interests	118	195	316	337
Short-term investments	3	3	4	4
Other	49	44	94	86
Investment income, before expense	825	932	1,715	1,931
Investment expense	(36)	(34)	(76)	(74)
Net investment income	$789	$898	$1,639	$1,857
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed income securities	$60	$62	$140	$98
Equity securities	48	239	126	261
Mortgage loans	1	(2)	1	1
Limited partnership interests	(3)	(51)	3	(49)
Derivatives	5	(7)	(20)	(19)
Other	(3)	(1)	(3)	2
Realized capital gains and losses	$108	$240	$247	$294
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Impairment write-downs	$(11)	$(6)	$(30)	$(22)
Change in intent write-downs	(32)	(39)	(62)	(104)
Net other-than-temporary impairment losses recognized in earnings	(43)	(45)	(92)	(126)
Sales	146	290	362	437
Valuation and settlements of derivative instruments	5	(5)	(23)	(17)
Realized capital gains and losses	$108	$240	$247	$294

Gross gains of $194 million and $347 million and gross losses of $46 million and $27 million were realized on sales of fixed income and equity securities during the three months ended June 30, 2015 and 2014, respectively.  Gross gains of $471 million and $513 million and gross losses of $121 million and $63 million were realized on sales of fixed income and equity securities during the six months ended June 30, 2015 and 2014, respectively.
Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2015			Three months ended June 30, 2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(1)	$—	$(1)
Corporate	(5)	4	(1)	—	—	—
ABS	(3)	—	(3)	(2)	—	(2)
RMBS	—	—	—	6	(1)	5
Total fixed income securities	(8)	4	(4)	3	(1)	2
Equity securities	(36)	—	(36)	(21)	—	(21)
Limited partnership interests	—	—	—	(26)	—	(26)
Other	(3)	—	(3)	—	—	—
Other-than-temporary impairment losses	$(47)	$4	$(43)	$(44)	$(1)	$(45)

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(4)	$4	$—	$(6)	$—	$(6)
Corporate	(10)	4	(6)	—	—	—
ABS	(4)	1	(3)	(3)	—	(3)
RMBS	1	(1)	—	6	(2)	4
Total fixed income securities	(17)	8	(9)	(3)	(2)	(5)
Equity securities	(75)	—	(75)	(86)	—	(86)
Mortgage loans	—	—	—	4	—	4
Limited partnership interests	(5)	—	(5)	(39)	—	(39)
Other	$(3)	$—	$(3)	—	—	—
Other-than-temporary impairment losses	$(100)	$8	$(92)	$(124)	$(2)	$(126)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amounts exclude $224 million and $233 million as of June 30, 2015 and December 31, 2014, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2015	December 31, 2014
Municipal	$(9)	$(8)
Corporate	(4)	—
ABS	(3)	(2)
RMBS	(106)	(108)
CMBS	(6)	(5)
Total	$(128)	$(123)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$(378)	$(493)	$(380)	$(513)
Additional credit loss for securities previously other-than-temporarily impaired	(2)	4	(3)	(1)
Additional credit loss for securities not previously other-than-temporarily impaired	(2)	(2)	(6)	(3)
Reduction in credit loss for securities disposed or collected	8	7	14	33
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	—	—	—	—
Change in credit loss due to accretion of increase in cash flows	2	1	3	1
Reduction in credit loss for securities sold in Lincoln Benefit Life Company (“LBL”) disposition	—	59	—	59
Ending balance	$(372)	$(424)	$(372)	$(424)
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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2015		Gains	Losses
Fixed income securities	$59,930	$2,397	$(438)	$1,959
Equity securities	4,000	413	(62)	351
Short-term investments	2,821	—	—	—
Derivative instruments (1)	7	7	(4)	3
Equity method (“EMA”) limited partnerships (2)				(5)
Unrealized net capital gains and losses, pre-tax				2,308
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(121)
Amounts recognized				(121)
Deferred income taxes				(768)
Unrealized net capital gains and losses, after-tax				$1,419
_______________

(1)	Included in the fair value of derivative instruments are $3 million classified as assets and $(4) million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2014		Gains	Losses
Fixed income securities	$62,440	$3,082	$(314)	$2,768
Equity securities	4,104	467	(55)	412
Short-term investments	2,540	—	—	—
Derivative instruments (1)	2	3	(5)	(2)
EMA limited partnerships				(5)
Unrealized net capital gains and losses, pre-tax				3,173
Amounts recognized for:
Insurance reserves				(28)
DAC and DSI				(179)
Amounts recognized				(207)
Deferred income taxes				(1,040)
Unrealized net capital gains and losses, after-tax				$1,926
_______________

(1)	Included in the fair value of derivative instruments are $3 million classified as assets and $1 million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the six months ended June 30, 2015 is as follows:

($ in millions)
Fixed income securities	$(809)
Equity securities	(61)
Derivative instruments	5
Total	(865)
Amounts recognized for:
Insurance reserves	28
DAC and DSI	58
Amounts recognized	86
Deferred income taxes	272
Decrease in unrealized net capital gains and losses, after-tax	$(507)
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
June 30, 2015
Fixed income securities
U.S. government and agencies	16	$761	$(1)	—	$—	$—	$(1)
Municipal	473	1,472	(23)	9	60	(13)	(36)
Corporate	954	11,790	(274)	65	616	(86)	(360)
Foreign government	10	53	(1)	—	—	—	(1)
ABS	56	801	(10)	22	253	(16)	(26)
RMBS	81	51	(1)	177	146	(11)	(12)
CMBS	7	31	—	1	3	(2)	(2)
Total fixed income securities	1,597	14,959	(310)	274	1,078	(128)	(438)
Equity securities	251	753	(61)	1	13	(1)	(62)
Total fixed income and equity securities	1,848	$15,712	$(371)	275	$1,091	$(129)	$(500)

Investment grade fixed income securities	1,225	$10,917	$(158)	206	$670	$(69)	$(227)
Below investment grade fixed income securities	372	4,042	(152)	68	408	(59)	(211)
Total fixed income securities	1,597	$14,959	$(310)	274	$1,078	$(128)	$(438)

December 31, 2014
Fixed income securities
U.S. government and agencies	21	$1,501	$(3)	—	$—	$—	$(3)
Municipal	252	1,008	(9)	19	116	(16)	(25)
Corporate	576	7,545	(147)	119	1,214	(93)	(240)
Foreign government	2	13	—	1	19	—	—
ABS	81	1,738	(11)	26	315	(20)	(31)
RMBS	75	70	(1)	188	156	(12)	(13)
CMBS	8	33	—	3	32	(2)	(2)
Total fixed income securities	1,015	11,908	(171)	356	1,852	(143)	(314)
Equity securities	258	866	(53)	1	11	(2)	(55)
Total fixed income and equity securities	1,273	$12,774	$(224)	357	$1,863	$(145)	$(369)

Investment grade fixed income securities	754	$9,951	$(71)	281	$1,444	$(87)	$(158)
Below investment grade fixed income securities	261	1,957	(100)	75	408	(56)	(156)
Total fixed income securities	1,015	$11,908	$(171)	356	$1,852	$(143)	$(314)
As of June 30, 2015, $411 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $411 million, $195 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
As of June 30, 2015, the remaining $89 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $32 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $89 million, $49 million are related to below investment grade fixed income securities and $8 million are related to equity securities.  Of these amounts, $6 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2015.

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
As of June 30, 2015, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of June 30, 2015, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of June 30, 2015 and December 31, 2014, the carrying value of equity method limited partnerships totaled $3.41 billion and $3.41 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of June 30, 2015 and December 31, 2014, the carrying value for cost method limited partnerships was $1.13 billion and $1.12 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the fund.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2015.
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

($ in millions)	June 30, 2015			December 31, 2014
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$87	$—	$87	$110	$—	$110
1.0 - 1.25	444	—	444	424	—	424
1.26 - 1.50	1,185	1	1,186	1,167	1	1,168
Above 1.50	2,598	19	2,617	2,450	20	2,470
Total non-impaired mortgage loans	$4,314	$20	$4,334	$4,151	$21	$4,172
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2015	December 31, 2014
Impaired mortgage loans with a valuation allowance	$9	$16
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$9	$16
Valuation allowance on impaired mortgage loans	$7	$8
The average balance of impaired loans was $13 million and $36 million for the six months ended June 30, 2015 and 2014, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$8	$9	$8	$21
Net decrease in valuation allowance	—	—	—	(4)
Charge offs	(1)	—	(1)	(8)
Ending balance	$7	$9	$7	$9
Payments on all loans were current as of June 30, 2015 and December 31, 2014.

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
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2015
Assets
Fixed income securities:
U.S. government and agencies	$3,048	$883	$5		$3,936
Municipal	—	8,379	215		8,594
Corporate	—	41,691	626		42,317
Foreign government	—	1,324	—		1,324
ABS	—	1,956	120		2,076
RMBS	—	1,082	1		1,083
CMBS	—	547	28		575
Redeemable preferred stock	—	25	—		25
Total fixed income securities	3,048	55,887	995		59,930
Equity securities	3,661	231	108		4,000
Short-term investments	446	2,340	35		2,821
Other investments: Free-standing derivatives	—	74	2	$(16)	60
Separate account assets	4,121	—	—		4,121
Other assets	—	—	1		1
Total recurring basis assets	11,276	58,532	1,141	(16)	70,933
Non-recurring basis (1)	—	—	9		9
Total assets at fair value	$11,276	$58,532	$1,150	$(16)	$70,942
% of total assets at fair value	15.9%	82.5%	1.6%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(315)		$(315)
Other liabilities: Free-standing derivatives	(1)	(14)	(9)	$5	(19)
Total liabilities at fair value	$(1)	$(14)	$(324)	$5	$(334)
% of total liabilities at fair value	0.3%	4.2%	97.0%	(1.5)%	100%
_______________

(1)	Includes $9 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$3,240	$1,082	$6		$4,328
Municipal	—	8,227	270		8,497
Corporate	—	41,253	891		42,144
Foreign government	—	1,645	—		1,645
ABS	—	3,782	196		3,978
RMBS	—	1,206	1		1,207
CMBS	—	592	23		615
Redeemable preferred stock	—	26	—		26
Total fixed income securities	3,240	57,813	1,387		62,440
Equity securities	3,787	234	83		4,104
Short-term investments	692	1,843	5		2,540
Other investments: Free-standing derivatives	—	95	2	$(5)	92
Separate account assets	4,396	—	—		4,396
Other assets	2	—	1		3
Total recurring basis assets	12,117	59,985	1,478	(5)	73,575
Non-recurring basis (1)	—	—	9		9
Total assets at fair value	$12,117	$59,985	$1,487	$(5)	$73,584
% of total assets at fair value	16.5%	81.5%	2.0%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(323)		$(323)
Other liabilities: Free-standing derivatives	(1)	(50)	(9)	$22	(38)
Total liabilities at fair value	$(1)	$(50)	$(332)	$22	$(361)
% of total liabilities at fair value	0.3%	13.8%	92.0%	(6.1)%	100%
_______________

(1)	Includes $6 million of mortgage loans and $3 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
June 30, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(270)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%
December 31, 2014
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(278)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%
If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of June 30, 2015 and December 31, 2014, Level 3 fair value measurements include $719 million and $1.03 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $121 million and $169 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2015.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2015	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$5	$—	$—	$—	$—
Municipal	238	2	(6)	—	(2)
Corporate	878	3	2	—	(208)
ABS	137	(1)	2	—	(11)
RMBS	1	—	—	—	—
CMBS	28	—	—	—	—
Total fixed income securities	1,287	4	(2)	—	(221)
Equity securities	93	1	2	—	—
Short-term investments	10	—	—	—	—
Free-standing derivatives, net	(7)	1	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,384	$6	$—	$—	$(221)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(326)	$9	$—	$—	$—
Total recurring Level 3 liabilities	$(326)	$9	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2015
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$—	$5
Municipal	—	(16)	—	(1)	215
Corporate	—	—	—	(49)	626
ABS	—	(5)	—	(2)	120
RMBS	—	—	—	—	1
CMBS	—	—	—	—	28
Total fixed income securities	—	(21)	—	(52)	995
Equity securities	12	—	—	—	108
Short-term investments	25	—	—	—	35
Free-standing derivatives, net	—	—	—	(1)	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$37	$(21)	$—	$(53)	$1,132

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$2	$(315)
Total recurring Level 3 liabilities	$—	$—	$—	$2	$(315)
_____________

(1)
The effect to net income totals $15 million and is reported in the Condensed Consolidated Statements of Operations as follows: $2 million in realized capital gains and losses, $4 million in net investment income and $9 million in interest credited to contractholder funds.

(2)	Comprises $2 million of assets and $9 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2015.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$6	$—	$—	$—	$—
Municipal	270	2	(4)	—	(2)
Corporate	891	—	(6)	5	(208)
ABS	196	(2)	2	12	(84)
RMBS	1	—	—	—	—
CMBS	23	—	—	—	—
Total fixed income securities	1,387	—	(8)	17	(294)
Equity securities	83	1	4	—	—
Short-term investments	5	—	—	—	—
Free-standing derivatives, net	(7)	1	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,469	$2	$(4)	$17	$(294)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(323)	$5	$—	$—	$—
Total recurring Level 3 liabilities	$(323)	$5	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2015
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$5
Municipal	—	(49)	—	(2)	215
Corporate	60	(46)	—	(70)	626
ABS	10	(5)	—	(9)	120
RMBS	—	—	—	—	1
CMBS	5	—	—	—	28
Total fixed income securities	75	(100)	—	(82)	995
Equity securities	20	—	—	—	108
Short-term investments	30	—	—	—	35
Free-standing derivatives, net	—	—	—	(1)	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$125	$(100)	$—	$(83)	$1,132

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$4	$(315)
Total recurring Level 3 liabilities	$—	$—	$(1)	$4	$(315)
_____________

(1)
The effect to net income totals $7 million and is reported in the Condensed Consolidated Statements of Operations as follows: $(4) million in realized capital gains and losses, $6 million in net investment income and $5 million in interest credited to contractholder funds.

(2)	Comprises $2 million of assets and $9 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$6	$—	$—	$—	$—
Municipal	335	—	6	—	(17)
Corporate	999	8	9	—	(12)
ABS	174	—	1	—	(44)
RMBS	2	—	—	—	—
CMBS	54	—	—	—	—
Redeemable preferred stock	—	—	—	—	—
Total fixed income securities	1,570	8	16	—	(73)
Equity securities	17	2	—	—	—
Short-term investments	30	—	—	—	—
Free-standing derivatives, net	(7)	3	—	—	—
Other assets	—	1	—	—	—
Assets held for sale	347	—	—	—	—
Total recurring Level 3 assets	$1,957	$14	$16	$—	$(73)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(319)	$(12)	$—	$—	$—
Liabilities held for sale	(230)	—	—	—	—
Total recurring Level 3 liabilities	$(549)	$(12)	$—	$—	$—

	Sold in LBL disposition	Purchases/ Issues (2)	Sales	Settlements	Balance as of June 30, 2014
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$—	$6
Municipal	—	—	(17)	(5)	302
Corporate	—	16	(24)	(31)	965
ABS	—	20	—	(9)	142
RMBS	—	—	—	(1)	1
CMBS	—	1	—	—	55
Redeemable preferred stock	—	—	—	—	—
Total fixed income securities	—	37	(41)	(46)	1,471
Equity securities	—	2	(2)	—	19
Short-term investments	—	10	(40)	—	—
Free-standing derivatives, net	—	—	—	(1)	(5)	(3)
Other assets	—	—	—	—	1
Assets held for sale	(347)	—	—	—	—
Total recurring Level 3 assets	$(347)	$49	$(83)	$(47)	$1,486

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(2)	$—	$2	$(331)
Liabilities held for sale	230	—	—	—	—
Total recurring Level 3 liabilities	$230	$(2)	$—	$2	$(331)
_____________________

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$7	$—	$—	$—	$—
Municipal	343	(4)	11	—	(17)
Corporate	1,109	13	10	—	(37)
ABS	192	—	—	—	(101)
RMBS	2	—	—	—	—
CMBS	43	—	—	5	—
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	1,697	9	21	5	(155)
Equity securities	132	22	(15)	—	—
Short-term investments	—	—	—	—	—
Free-standing derivatives, net	(5)	1	—	—	—
Other assets	—	1	—	—	—
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$2,186	$32	$8	$9	$(157)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(14)	$—	$—	$—
Liabilities held for sale	(246)	17	—	—	—
Total recurring Level 3 liabilities	$(553)	$3	$—	$—	$—

	Sold in LBL disposition (3)	Purchases/ Issues	Sales	Settlements	Balance as of June 30, 2014
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$6
Municipal	—	1	(26)	(6)	302
Corporate	—	32	(111)	(51)	965
ABS	—	64	—	(13)	142
RMBS	—	—	—	(1)	1
CMBS	4	5	(1)	(1)	55
Redeemable preferred stock	—	—	(1)	—	—
Total fixed income securities	4	102	(139)	(73)	1,471
Equity securities	—	3	(123)	—	19
Short-term investments	—	40	(40)	—	—
Free-standing derivatives, net	—	2	—	(3)	(5)	(2)
Other assets	—	—	—	—	1
Assets held for sale	(351)	—	(8)	(6)	—
Total recurring Level 3 assets	$(347)	$147	$(310)	$(82)	$1,486

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(13)	$—	$3	$(331)
Liabilities held for sale	230	(4)	—	3	—
Total recurring Level 3 liabilities	$230	$(17)	$—	$6	$(331)
_____________________

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
There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2015 or 2014.
Transfers into Level 3 during the three months and six months ended June 30, 2015 and 2014 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months and six months ended June 30, 2015 and 2014 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Assets
Fixed income securities:
Municipal	$—	$(1)	$(1)	$(5)
Corporate	3	4	5	7
ABS	(1)	—	(1)	—
CMBS	—	—	—	(1)
Total fixed income securities	2	3	3	1
Equity securities	1	—	—	—
Free-standing derivatives, net	1	6	1	6
Other assets	—	1	—	1
Assets held for sale	—	—	—	(1)
Total recurring Level 3 assets	$4	$10	$4	$7
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$9	$(12)	$5	$(14)
Liabilities held for sale	—	—	—	17
Total recurring Level 3 liabilities	$9	$(12)	$5	$3
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $13 million for the three months ended June 30, 2015 and are reported as follows: $4 million in net investment income and $9 million in interest credited to contractholder funds.  These gains and losses total $(2) million for the three months ended June 30, 2014 and are reported as follows: $3 million in realized capital gains and losses, $4 million in net investment income, $(10) million in interest credited to contractholder funds, $(1) million in life and annuity contract benefits and $2 million in loss on disposition of operations.  These gains and losses total $9 million for the six months ended June 30, 2015 and are reported as follows: $(2) million in realized capital gains and losses, $6 million in net investment income and $5 million in interest credited to contractholder funds.  These gains and losses total $10 million for the six months ended June 30, 2014 and are reported as follows: $6 million in net investment income and $4 million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	June 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,343	$4,537	$4,188	$4,446
Cost method limited partnerships	1,130	1,482	1,122	1,488
Bank loans	1,763	1,754	1,663	1,638
Agent loans	404	393	368	361
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
Financial liabilities

($ in millions)	June 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$13,118	$13,680	$13,734	$14,390
Long-term debt	5,186	5,707	5,194	5,835
Liability for collateral	751	751	782	782
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of June 30, 2015, the Company pledged $38 million of cash and securities as margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2015.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$18	n/a	$3	$3	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	152	n/a	2	2	—
Financial futures contracts	Other assets	—	950	—	—	—
Equity and index contracts
Options and warrants (2)	Other investments	—	3,110	55	55	—
Financial futures contracts	Other assets	—	541	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	320	n/a	2	5	(3)
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps - buying protection	Other investments	58	n/a	—	1	(1)
Credit default swaps - selling protection	Other investments	145	n/a	2	2	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		1,678	4,601	62	66	(4)
Total asset derivatives		$1,696	4,601	$65	$69	$(4)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$56	n/a	$4	$4	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	6,057	(6)	—	(6)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	538	n/a	1	2	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	558	n/a	(31)	—	(31)
Guaranteed withdrawal benefits	Contractholder funds	383	n/a	(13)	—	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,786	n/a	(270)	—	(270)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(1)	—	(1)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	230	n/a	(4)	—	(4)
Credit default swaps – selling protection	Other liabilities & accrued expenses	135	n/a	(8)	1	(9)
Subtotal		3,800	6,057	(331)	4	(335)
Total liability derivatives		3,856	6,057	(327)	$8	$(335)
Total derivatives		$5,552	10,658	$(262)
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

($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2015
Asset derivatives	$19	$(12)	$(4)	$3	$—	$3
Liability derivatives	(16)	12	(7)	(11)	8	(3)

December 31, 2014
Asset derivatives	$12	$(22)	$17	$7	$(4)	$3
Liability derivatives	(35)	22	—	(13)	8	(5)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $3 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months and six months ended June 30, 2015 or 2014.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(Loss) gain recognized in OCI on derivatives during the period	$(1)	$(2)	$7	$(4)
Gain (loss) recognized in OCI on derivatives during the term of the hedging relationship	3	(19)	3	(19)
Loss reclassified from AOCI into income (net investment income)	(1)	—	(1)	(1)
(Loss) gain reclassified from AOCI into income (realized capital gains and losses)	—	(2)	3	(2)

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.  For the three months and six months ended June 30, 2015 and 2014, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2015
Interest rate contracts	$2	$—	$—	$—	$—	$2
Equity and index contracts	—	—	—	1	—	1
Embedded derivative financial instruments	—	—	11	—	—	11
Foreign currency contracts	3	—	—	12	—	15
Other contracts	—	—	1	—	—	1
Total	$5	$—	$12	$13	$—	$30

Six months ended June 30, 2015
Interest rate contracts	$2	$—	$—	$—	$—	$2
Equity and index contracts	(5)	—	4	4	—	3
Embedded derivative financial instruments	—	—	8	—	—	8
Foreign currency contracts	(20)	—	—	3	—	(17)
Other contracts	—	—	1	—	—	1
Total	$(23)	$—	$13	$7	$—	$(3)

Three months ended June 30, 2014
Interest rate contracts	$(4)	$—	$—	$—	$—	$(4)
Equity and index contracts	(8)	—	12	6	—	10
Embedded derivative financial instruments	—	(1)	(10)	—	—	(11)
Foreign currency contracts	5	—	—	2	—	7
Credit default contracts	2	—	—	—	—	2
Other contracts	—	—	1	—	—	1
Total	$(5)	$(1)	$3	$8	$—	$5

Six months ended June 30, 2014
Interest rate contracts	$(8)	$—	$—	$—	$(4)	$(12)
Equity and index contracts	(11)	—	21	7	—	17
Embedded derivative financial instruments	—	4	(11)	—	—	(7)
Foreign currency contracts	(1)	—	—	3	—	2
Credit default contracts	3	—	—	—	—	3
Other contracts	—	—	1	—	—	1
Total	$(17)	$4	$11	$10	$(4)	$4
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of June 30, 2015, counterparties pledged $11 million in cash and securities to the Company, and the Company pledged $8 million in cash and securities to counterparties which includes $7 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $1 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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
The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	June 30, 2015				December 31, 2014
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$98	$3	$1	1	$164	$2	$1
A	4	887	8	2	3	118	3	2
A-	2	69	2	—	1	8	—	—
BBB+	1	11	—	—	1	11	—	—
BBB	—	—	—	—	1	52	—	—
Total	8	$1,065	$13	$3	7	$353	$5	$3
_______________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	June 30, 2015	December 31, 2014
Gross liability fair value of contracts containing credit-risk-contingent features	$14	$16
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(5)	(4)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(7)	(7)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$2	$5
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2015
Single name
Corporate debt	$20	$15	$65	$—	$100	$1
First-to-default Basket
Municipal	—	100	—	—	100	(8)
Index
Corporate debt	1	20	52	7	80	1
Total	$21	$135	$117	$7	$280	$(6)

December 31, 2014
Single name
Corporate debt	$20	$15	$90	$—	$125	$1
First-to-default Basket
Municipal	—	100	—	—	100	(9)
Index
Corporate debt	—	22	52	6	80	2
Total	$20	$137	$142	$6	$305	$(6)
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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Property-liability insurance premiums earned	$251	$262	$511	$520
Life and annuity premiums and contract charges	85	84	170	237
Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Property-liability insurance claims and claims expense	$229	$120	$334	$218
Life and annuity contract benefits	50	79	127	205
Interest credited to contractholder funds	7	9	13	15
9.  Company Restructuring
The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $19 million and $4 million during the three months ended June 30, 2015 and 2014, respectively, and $23 million and $10 million during the six months ended June 30, 2015 and 2014, respectively.
The following table presents changes in the restructuring liability during the six months ended June 30, 2015.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2014	$3	$1	$4
Expense incurred	14	—	14
Adjustments to liability	—	—	—
Payments applied against liability	(1)	—	(1)
Balance as of June 30, 2015	$16	$1	$17
The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of June 30, 2015, the cumulative amount incurred to date for active programs totaled $83 million for employee costs and $50 million for exit costs.
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
Guarantees
The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective June 30, 2015, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $41 million as of June 30, 2015.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than 1 year to 3 years.  Historically, the Company has not made any material payments pursuant to these guarantees.
The Company owns certain investments that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these investments, as measured by the amount of the aggregate initial investment, was $4 million as of June 30, 2015.  The obligations associated with these investments expire at various dates on or before March 11, 2018.
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
The aggregate liability balance related to all guarantees was not material as of June 30, 2015.
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
Background
These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard, or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation, or otherwise; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by corporations and insurance companies.
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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $675 million, pre-tax.  This disclosure is not an indication of expected loss, if any.  Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  The estimate does not include matters or losses for which an estimate is not possible.  Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria.  It does not represent the Company’s maximum possible loss exposure.  Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
Claims related proceedings
Allstate is a defendant in a class action lawsuit in Montana state court challenging aspects of its claim handling practices in Montana.  The plaintiff alleges that the Company adjusts claims made by individuals who do not have attorneys in a manner that unfairly resulted in lower payments compared to claimants who were represented by attorneys.  In January 2012, the court certified a class of Montana claimants who were not represented by attorneys with respect to the resolution of auto accident claims.  The court certified the class to cover an indefinite period that commences in the mid-1990’s.  The certified claims include claims for declaratory judgment, injunctive relief and punitive damages in an unspecified amount.  Injunctive relief may include a claim process by which unrepresented claimants could request that their claims be readjusted.  No compensatory damages are sought on behalf of the class.  The Company appealed the order certifying the class.  In August 2013, the Montana Supreme Court affirmed in part, and reversed in part, the lower court’s order granting plaintiff’s motion for class certification and remanded the case for trial.  The Company petitioned for rehearing of the Montana Supreme Court’s decision, which the Court denied.  In January 2014, the Company timely filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of the Montana Supreme Court’s decision.  On May 5, 2014, the U.S. Supreme Court denied the petition for a writ of certiorari.  The case continued in Montana state court.  The state trial court scheduled trial for November, 2016 and ordered the parties to mediation by May 15, 2015. On June 15, 2015, the Montana District Court preliminarily approved a settlement of this class action. A final settlement hearing is scheduled to be held September 22, 2015. The costs associated with the settlement are not expected to be material.
The Company is litigating two class action cases in California in which the plaintiffs allege off-the-clock wage and hour claims.  One case, involving two classes, is pending in Los Angeles Superior Court and was filed in December 2007.  In this case, one class includes auto field physical damage adjusters employed in the state of California from January 1, 2005 to the date of final judgment, to the extent the Company failed to pay for off-the-clock work to those adjusters who performed certain duties prior to their first assignments.  The other class includes all non-exempt employees in California from December 19, 2006 until January 2010 who received pay statements from Allstate which allegedly did not comply with California law.  The other case was filed in the U.S. District Court for the Central District of California in September 2010.  In April 2012, the trial court certified the class, and Allstate appealed to the Ninth Circuit Court of Appeals.  On September 3, 2014, the Ninth Circuit affirmed the trial court’s decision to certify the class, and Allstate filed a motion for rehearing en banc.  Allstate’s motion for rehearing en banc was denied and on January 27, 2015, Allstate filed a petition for a Writ of Certiorari with the U.S. Supreme Court. On June 15, 2015, the Supreme Court denied Allstate’s petition for a writ of certiorari. The case is scheduled for trial in May 2016. In addition to off-the-clock claims, the plaintiffs in this case allege other California Labor Code violations resulting from purported unpaid overtime.  The class in this case includes all adjusters in the state of California, except auto field adjusters, from September 29, 2006 to final judgment.  Plaintiffs in both cases seek recovery of unpaid compensation, liquidated damages, penalties, and attorneys’ fees and costs.  In addition to the California class actions, a case was filed in the U.S. District Court for the Eastern District of New York alleging that no-fault claim adjusters have been improperly classified as exempt employees under New York Labor Law and the Fair Labor Standards Act.  The case was filed in April 2011, and the plaintiffs are seeking unpaid wages, liquidated damages, injunctive relief, compensatory and punitive damages, and attorneys’ fees.  On September 16, 2014, the court certified a class of no-fault adjusters under New York Labor Law and refused to decertify a Fair Labor Standards Act class of no-fault adjusters. In the Company’s judgment, a loss is not probable.
Other proceedings
The Company is defending certain matters in the U.S. District Court for the Eastern District of Pennsylvania relating to the Company’s agency program reorganization announced in 1999.  The current focus in these matters relates to a release of claims signed by the vast majority of the former agents whose employment contracts were terminated in the reorganization program.  These matters include the following:
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
Romero I and II consolidated proceedings: In 2004, the court ruled that the release was voidable and certified classes of agents, including a mandatory class of agents who had signed the release, for purposes of effectuating the court’s declaratory judgment that the release was voidable. In 2007, the court vacated its ruling and granted the Company’s motion for summary judgment on all claims. Plaintiffs appealed and in July 2009, the U.S. Court of Appeals for the Third Circuit vacated the trial court’s entry of summary judgment in the Company’s favor, remanded the case to the trial court for additional discovery, and instructed the trial court to first address the validity of the release after additional discovery. Following the completion of discovery limited to the validity of the release, the parties filed cross motions for summary judgment with respect to the validity of the release. On February 28, 2014, the trial court denied plaintiffs’ and the Company’s motions for summary judgment, concluding that the question of whether the releases were knowingly and voluntarily signed under a totality of circumstances test raised disputed issues of fact to be resolved at trial. Among other things, the court also held that the release, if valid, would bar all claims in Romero I and II. On May 23, 2014, plaintiffs moved to certify a class as to certain issues relating to the validity of the release. The court denied plaintiffs’ class certification motion on October 6, 2014, stating, among other things, that individual factors and circumstances must be considered to determine whether each release signer entered into the release knowingly and voluntarily. The court entered an order on December 11, 2014, (a) stating that the court’s October 6, 2014 denial of class certification as to release-related issues did not resolve whether issues relating to the merits of plaintiffs’ claims may be subject to class certification at a later time, and (b) holding that the court’s October 6, 2014 order restarted the running of the statute of limitation for any former employee agent who wished to challenge the validity of the release. In an order entered January 7, 2015, the court denied reconsideration of its December 11, 2014 order and clarified that all statutes of limitations to challenge the release would resume running on March 2, 2015. Since the Court’s January 7 order, a total of 459 additional individual plaintiffs have filed separate lawsuits similar to Romero I or sought to intervene in the Romero I action. Trial proceedings have commenced to determine the question of whether the releases of the original named plaintiffs in Romero I and II were knowingly and voluntarily signed. The first trial of ten plaintiffs was completed on June 17, 2015, with the jury reaching verdicts finding that two plaintiffs signed their releases knowingly and voluntarily and eight plaintiffs did not sign their releases knowingly and voluntarily. This result is not yet final and may be subject to further proceedings. The remaining two trials for the original Romero I and II plaintiffs are scheduled to occur in the fourth quarter of 2015. No other trials are currently scheduled and the Court has not yet addressed a schedule for deciding the validity of the release signed by the new plaintiffs.
Based on the trial court’s February 28, 2014 order in Romero I and II, if the validity of the release is decided in favor of the Company for any plaintiff, that would preclude any damages or other relief being awarded to that plaintiff. If the validity of the release is decided in favor of a plaintiff, further proceedings with respect to the merits of that plaintiff’s claims relating to the reorganization would have to occur before there could be any determination of liability or award of damages in either Romero I or Romero II. The final resolution of these matters is subject to various uncertainties and complexities including how individual trials, post trial motions and possible appeals with respect to the validity of the release will be resolved. Depending upon how these issues are resolved, the Company may or may not have to address the merits of plaintiffs’ claims relating to the reorganization and amendments to the Agents Pension Plan described herein. In the Company’s judgment, a loss is not probable.
EEOC I: In 2001, the EEOC filed suit alleging that Allstate’s use of a release in the reorganization constituted retaliation under federal civil rights laws. The EEOC’s suit was consolidated with Romero I and Romero II. On March 13, 2014, the trial court denied EEOC’s motion for summary judgment and granted Allstate’s motion for summary judgment and entered final judgment in favor of Allstate. The EEOC appealed this decision to the Third Circuit Court of Appeals, which affirmed the trial court’s final judgment in Allstate’s favor on February 13, 2015. The EEOC did not seek further review with the U.S. Supreme Court and, therefore, EEOC I is now fully concluded.

Asbestos and environmental
Allstate’s reserves for asbestos claims were $977 million and $1.01 billion, net of reinsurance recoverables of $464 million and $478 million, as of June 30, 2015 and December 31, 2014, respectively.  Reserves for environmental claims were $190 million and $203 million, net of reinsurance recoverables of $61 million and $64 million, as of June 30, 2015 and December 31, 2014, respectively.  Approximately 55% and 57% of the total net asbestos and environmental reserves as of June 30, 2015 and December 31, 2014, respectively, were for incurred but not reported estimated losses.
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
11.  Benefit Plans
The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Pension benefits
Service cost	$28	$24	$57	$48
Interest cost	64	64	128	128
Expected return on plan assets	(106)	(100)	(212)	(199)
Amortization of:
Prior service credit	(14)	(14)	(28)	(29)
Net actuarial loss	48	28	96	57
Settlement loss	6	11	12	22
Net periodic pension cost	$26	$13	$53	$27

Postretirement benefits
Service cost	$3	$2	$6	$5
Interest cost	5	5	11	11
Amortization of:
Prior service credit	(5)	(5)	(11)	(11)
Net actuarial gain	(2)	(5)	(4)	(11)
Net periodic postretirement cost (credit)	$1	$(3)	$2	$(6)

12.  Reporting Segments
Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Property-Liability
Property-liability insurance premiums
Auto	$5,086	$4,824	$10,065	$9,536
Homeowners	1,775	1,714	3,536	3,411
Other personal lines	423	414	843	826
Commercial lines	128	121	253	231
Other business lines	137	131	278	264
Allstate Protection	7,549	7,204	14,975	14,268
Discontinued Lines and Coverages	—	—	—	—
Total property-liability insurance premiums	7,549	7,204	14,975	14,268
Net investment income	292	351	650	663
Realized capital gains and losses	49	250	77	303
Total Property-Liability	7,890	7,805	15,702	15,234
Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	131	125	263	252
Immediate annuities with life contingencies	—	—	—	5
Accident and health insurance	195	187	391	382
Total life and annuity premiums	326	312	654	639
Interest-sensitive life insurance	207	202	413	476
Fixed annuities	3	4	6	10
Total contract charges	210	206	419	486
Total life and annuity premiums and contract charges	536	518	1,073	1,125
Net investment income	489	538	973	1,178
Realized capital gains and losses	59	(10)	170	(9)
Total Allstate Financial	1,084	1,046	2,216	2,294
Corporate and Other
Service fees	1	1	2	3
Net investment income	8	9	16	16
Total Corporate and Other before reclassification of service fees	9	10	18	19
Reclassification of service fees (1)	(1)	(1)	(2)	(3)
Total Corporate and Other	8	9	16	16
Consolidated revenues	$8,982	$8,860	$17,934	$17,544
_______________

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Property-Liability
Underwriting income
Allstate Protection	$(8)	$192	$461	$567
Discontinued Lines and Coverages	(2)	(3)	(4)	(6)
Total underwriting income	(10)	189	457	561
Net investment income	292	351	650	663
Income tax expense on operations	(92)	(185)	(397)	(410)
Realized capital gains and losses, after-tax	31	161	49	195
Gain on disposition of operations, after-tax	1	38	1	38
Property-Liability net income available to common shareholders	222	554	760	1,047
Allstate Financial
Life and annuity premiums and contract charges	536	518	1,073	1,125
Net investment income	489	538	973	1,178
Periodic settlements and accruals on non-hedge derivative instruments	—	(1)	—	(1)
Contract benefits and interest credited to contractholder funds	(637)	(621)	(1,270)	(1,400)
Operating costs and expenses and amortization of deferred policy acquisition costs	(180)	(177)	(372)	(369)
Restructuring and related charges	(2)	(1)	(2)	(3)
Income tax expense on operations	(67)	(91)	(129)	(176)
Operating income	139	165	273	354
Realized capital gains and losses, after-tax	38	(6)	110	(6)
Valuation changes on embedded derivatives that are not hedged, after-tax	4	(3)	(1)	(14)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(2)	—	(2)	—
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	—	1	—	1
Loss on disposition of operations, after-tax	—	(12)	(1)	(28)
Change in accounting for investments in qualified affordable housing projects, after-tax	—	—	(17)	—
Allstate Financial net income available to common shareholders	179	145	362	307
Corporate and Other
Service fees (1)	1	1	2	3
Net investment income	8	9	16	16
Operating costs and expenses (1)	(83)	(95)	(162)	(192)
Income tax benefit on operations	28	32	54	64
Preferred stock dividends	(29)	(31)	(58)	(44)
Operating loss	(75)	(84)	(148)	(153)
Realized capital gains and losses, after-tax	—	(1)	—	—
Corporate and Other net loss available to common shareholders	(75)	(85)	(148)	(153)
Consolidated net income available to common shareholders	$326	$614	$974	$1,201
_______________

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

13.  Other Comprehensive Income
The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,003)	$350	$(653)	$322	$(112)	$210
Less: reclassification adjustment of realized capital gains and losses	100	(35)	65	232	(81)	151
Unrealized net capital gains and losses	(1,103)	385	(718)	90	(31)	59

Unrealized foreign currency translation adjustments	(13)	4	(9)	20	(7)	13

Unrecognized pension and other postretirement benefit cost arising during the period	(3)	2	(1)	(4)	2	(2)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(33)	12	(21)	(15)	5	(10)
Unrecognized pension and other postretirement benefit cost	30	(10)	20	11	(3)	8
Other comprehensive (loss) income	$(1,086)	$379	$(707)	$121	$(41)	$80

	Six months ended June 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(528)	$184	$(344)	$1,039	$(363)	$676
Less: reclassification adjustment of realized capital gains and losses	251	(88)	163	265	(93)	172
Unrealized net capital gains and losses	(779)	272	(507)	774	(270)	504

Unrealized foreign currency translation adjustments	(55)	19	(36)	(5)	2	(3)

Unrecognized pension and other postretirement benefit cost arising during the period	8	(1)	7	—	1	1
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(65)	23	(42)	(28)	10	(18)
Unrecognized pension and other postretirement benefit cost	73	(24)	49	28	(9)	19
Other comprehensive (loss) income	$(761)	$267	$(494)	$797	$(277)	$520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and of shareholders’ equity and cash flows for the six-month periods ended June 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.
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
/s/ Deloitte & Touche LLP
Chicago, Illinois
August 3, 2015

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014
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
HIGHLIGHTS

•
Consolidated net income available to common shareholders was $326 million in the second quarter of 2015 compared to $614 million in the second quarter of 2014, and $974 million in the first six months of 2015 compared to $1.20 billion in the first six months of 2014.  Net income available to common shareholders per diluted common share was $0.79 in the second quarter of 2015 compared to $1.39 in the second quarter of 2014, and $2.33 in the first six months of 2015 compared to $2.69 in the first six months of 2014.

•
Property-Liability net income available to common shareholders was $222 million in the second quarter of 2015 compared to $554 million in the second quarter of 2014, and $760 million in the first six months of 2015 compared to $1.05 billion in the first six months of 2014.

•
The Property-Liability combined ratio was 100.1 in the second quarter of 2015 compared to 97.4 in the second quarter of 2014, and 96.9 in the first six months of 2015 compared to 96.1 in the first six months of 2014.

•
Allstate Financial net income available to common shareholders was $179 million in the second quarter of 2015 compared to $145 million in the second quarter of 2014, and $362 million in the first six months of 2015 compared to $307 million in the first six months of 2014.

•
Total revenues were $8.98 billion in the second quarter of 2015 compared to $8.86 billion in the second quarter of 2014, and $17.93 billion in the first six months of 2015 compared to $17.54 billion in the first six months of 2014.

•
Property-Liability premiums earned totaled $7.55 billion in the second quarter of 2015, an increase of 4.8% from $7.20 billion in the second quarter of 2014, and $14.98 billion in the first six months of 2015, an increase of 5.0% from $14.27 billion in the first six months of 2014.

•
Investments totaled $79.14 billion as of June 30, 2015, decreasing from $81.11 billion as of December 31, 2014.  Net investment income was $789 million in the second quarter of 2015, a decrease of 12.1% from $898 million in the second quarter of 2014, and $1.64 billion in the first six months of 2015, a decrease of 11.7% from $1.86 billion in the first six months of 2014.

•
Net realized capital gains were $108 million in the second quarter of 2015 compared to $240 million in the second quarter of 2014, and $247 million in the first six months of 2015 compared to $294 million in the first six months of 2014.

•
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $47.96 as of June 30, 2015, comparable to $47.97 as of June 30, 2014, and a decrease of 0.6% from $48.24 as of December 31, 2014.

•
For the twelve months ended June 30, 2015, return on the average of beginning and ending period common shareholders’ equity of 12.4% increased by 1.0 points from 11.4% for the twelve months ended June 30, 2014.

•
As of June 30, 2015, shareholders’ equity was $21.30 billion.  This total included $3.40 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Property-liability insurance premiums	$7,549	$7,204	$14,975	$14,268
Life and annuity premiums and contract charges	536	518	1,073	1,125
Net investment income	789	898	1,639	1,857
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(47)	(44)	(100)	(124)
OTTI losses reclassified to (from) other comprehensive income	4	(1)	8	(2)
Net OTTI losses recognized in earnings	(43)	(45)	(92)	(126)
Sales and other realized capital gains and losses	151	285	339	420
Total realized capital gains and losses	108	240	247	294
Total revenues	8,982	8,860	17,934	17,544

Costs and expenses
Property-liability insurance claims and claims expense	(5,587)	(5,142)	(10,580)	(9,901)
Life and annuity contract benefits	(446)	(413)	(887)	(901)
Interest credited to contractholder funds	(185)	(212)	(384)	(519)
Amortization of deferred policy acquisition costs	(1,086)	(1,035)	(2,156)	(2,070)
Operating costs and expenses	(1,061)	(1,023)	(2,151)	(2,117)
Restructuring and related charges	(19)	(4)	(23)	(10)
Loss on extinguishment of debt	—	(1)	—	(1)
Interest expense	(73)	(84)	(146)	(171)
Total costs and expenses	(8,457)	(7,914)	(16,327)	(15,690)

Gain (loss) on disposition of operations	1	9	—	(50)
Income tax expense	(171)	(310)	(575)	(559)
Net income	355	645	1,032	1,245

Preferred stock dividends	(29)	(31)	(58)	(44)
Net income available to common shareholders	$326	$614	$974	$1,201

Property-Liability	$222	$554	$760	$1,047
Allstate Financial	179	145	362	307
Corporate and Other	(75)	(85)	(148)	(153)
Net income available to common shareholders	$326	$614	$974	$1,201
PROPERTY-LIABILITY HIGHLIGHTS

•
Property-Liability net income available to common shareholders was $222 million in the second quarter of 2015 compared to $554 million in the second quarter of 2014, and $760 million in the first six months of 2015 compared to $1.05 billion in the first six months of 2014.

•
Property-Liability premiums written totaled $7.88 billion in the second quarter of 2015, an increase of 4.4% from $7.55 billion in the second quarter of 2014, and $15.18 billion in the first six months of 2015, an increase of 4.6% from $14.52 billion in the first six months of 2014.

•
The Property-Liability loss ratio was 74.0 in the second quarter of 2015 compared to 71.4 in the second quarter of 2014, and 70.6 in the first six months of 2015 compared to 69.4 in the first six months of 2014.

•
Catastrophe losses were $797 million in the second quarter of 2015 compared to $936 million in the second quarter of 2014, and $1.09 billion in the first six months of 2015 compared to $1.38 billion in the first six months of 2014.

•
Property-Liability prior year reserve reestimates totaled $28 million unfavorable in the second quarter of 2015 compared to $6 million favorable in the second quarter of 2014, and $65 million unfavorable in the first six months of 2015 compared to $19 million favorable in the first six months of 2014.

•
Property-Liability underwriting loss was $10 million in the second quarter of 2015 compared to underwriting income of $189 million in the second quarter of 2014, and underwriting income of $457 million in the first six months of 2015 compared to underwriting income of $561 million in the first six months of 2014.  Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•
Property-Liability investments were $38.15 billion as of June 30, 2015, a decrease of 2.4% from $39.08 billion as of December 31, 2014.  Net investment income was $292 million in the second quarter of 2015, a decrease of 16.8% from $351 million in the second quarter of 2014, and $650 million in the first six months of 2015, a decrease of 2.0% from $663 million in the first six months of 2014.

•
Net realized capital gains were $49 million in the second quarter of 2015 compared to $250 million in the second quarter of 2014, and $77 million in the first six months of 2015 compared to $303 million in the first six months of 2014.

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

($ in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Premiums written	$7,877	$7,547	$15,183	$14,516

Revenues
Premiums earned	$7,549	$7,204	$14,975	$14,268
Net investment income	292	351	650	663
Realized capital gains and losses	49	250	77	303
Total revenues	7,890	7,805	15,702	15,234

Costs and expenses
Claims and claims expense	(5,587)	(5,142)	(10,580)	(9,901)
Amortization of DAC	(1,021)	(969)	(2,021)	(1,930)
Operating costs and expenses	(934)	(901)	(1,896)	(1,869)
Restructuring and related charges	(17)	(3)	(21)	(7)
Total costs and expenses	(7,559)	(7,015)	(14,518)	(13,707)

Gain on disposition of operations	—	17	1	17
Income tax expense	(109)	(253)	(425)	(497)
Net income available to common shareholders	$222	$554	$760	$1,047

Underwriting (loss) income	$(10)	$189	$457	$561
Net investment income	292	351	650	663
Income tax expense on operations	(92)	(185)	(397)	(410)
Realized capital gains and losses, after-tax	31	161	49	195
Gain on disposition of operations, after-tax	1	38	1	38
Net income available to common shareholders	$222	$554	$760	$1,047

Catastrophe losses (1)	$797	$936	$1,091	$1,381

GAAP operating ratios
Claims and claims expense ratio	74.0	71.4	70.6	69.4
Expense ratio	26.1	26.0	26.3	26.7
Combined ratio	100.1	97.4	96.9	96.1
Effect of catastrophe losses on combined ratio (1)	10.6	13.0	7.3	9.7
Effect of prior year reserve reestimates on combined ratio (1)	0.3	(0.1)	0.4	(0.1)
Effect of amortization of purchased intangible assets on combined ratio	0.2	0.3	0.1	0.2
Effect of restructuring and related charges on combined ratio	0.2	—	0.1	—
Effect of Discontinued Lines and Coverages on combined ratio	—	0.1	—	0.1
_______________

(1)
Prior year reserve reestimates included in catastrophe losses totaled $8 million unfavorable or 0.1 points and $3 million unfavorable or zero points in the three and six months ended June 30, 2015, respectively, compared to $36 million unfavorable or 0.5 points and $38 million unfavorable or 0.3 points in the three and six months ended June 30, 2014, respectively.

Premiums written is the amount of premiums charged for policies issued during a fiscal period.  Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period.  The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.
A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Premiums written:
Allstate Protection	$7,877	$7,547	$15,183	$14,516
Discontinued Lines and Coverages	—	—	—	—
Property-Liability premiums written	7,877	7,547	15,183	14,516
Increase in unearned premiums	(370)	(397)	(204)	(285)
Other	42	54	(4)	37
Property-Liability premiums earned	$7,549	$7,204	$14,975	$14,268

Premiums earned:
Allstate Protection	$7,549	$7,204	$14,975	$14,268
Discontinued Lines and Coverages	—	—	—	—
Property-Liability	$7,549	$7,204	$14,975	$14,268
ALLSTATE PROTECTION SEGMENT
Premiums written by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Auto	$4,588	$4,375	$363	$338	$173	$176	$5,124	$4,889
Homeowners	1,819	1,765	7	1	136	136	1,962	1,902
Other personal lines (1)	424	416	1	1	29	29	454	446
Subtotal – Personal lines	6,831	6,556	371	340	338	341	7,540	7,237
Commercial lines	138	130	—	—	—	—	138	130
Other business lines (2)	199	180	—	—	—	—	199	180
Total	$7,168	$6,866	$371	$340	$338	$341	$7,877	$7,547

	Six months ended June 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Auto	$9,123	$8,667	$797	$742	$320	$327	$10,240	$9,736
Homeowners	3,198	3,107	12	2	247	246	3,457	3,355
Other personal lines (1)	781	767	3	2	53	54	837	823
Subtotal – Personal lines	13,102	12,541	812	746	620	627	14,534	13,914
Commercial lines	266	246	—	—	—	—	266	246
Other business lines (2)	383	356	—	—	—	—	383	356
Total	$13,751	$13,143	$812	$746	$620	$627	$15,183	$14,516
_______________

(1)	Other personal lines include renter, condominium, landlord and other personal lines.

(2)	Other business lines include Allstate Roadside Services, Allstate Dealer Services and other business lines.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Auto	$4,524	$4,297	$397	$365	$165	$162	$5,086	$4,824
Homeowners	1,645	1,594	4	—	126	120	1,775	1,714
Other personal lines	395	387	1	1	27	26	423	414
Subtotal – Personal lines	6,564	6,278	402	366	318	308	7,284	6,952
Commercial lines	128	121	—	—	—	—	128	121
Other business lines	137	131	—	—	—	—	137	131
Total	$6,829	$6,530	$402	$366	$318	$308	$7,549	$7,204

	Six months ended June 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Auto	$8,956	$8,506	$779	$707	$330	$323	$10,065	$9,536
Homeowners	3,276	3,174	7	—	253	237	3,536	3,411
Other personal lines	786	772	3	2	54	52	843	826
Subtotal – Personal lines	13,018	12,452	789	709	637	612	14,444	13,773
Commercial lines	253	231	—	—	—	—	253	231
Other business lines	278	264	—	—	—	—	278	264
Total	$13,549	$12,947	$789	$709	$637	$612	$14,975	$14,268
Premium measures and statistics that are used to analyze the business are calculated and described below.

•	Policies in force (“PIF”): Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

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

•
New issued applications:  Item counts of automobiles or homeowners insurance applications for insurance policies that were issued during the period, regardless of whether the customer was previously insured by another Allstate Protection brand.  Allstate brand includes automobiles added by existing customers when they exceed the amount allowed on a policy, which is currently four or ten depending on the state.

Auto premiums written totaled $5.12 billion in the second quarter of 2015, a 4.8% increase from $4.89 billion in the second quarter of 2014, and $10.24 billion in the first six months of 2015, a 5.2% increase from $9.74 billion in the first six months of 2014.

	Allstate brand				Esurance brand		Encompass brand
	2015		2014		2015	2014	2015	2014
Three months ended June 30,
PIF (thousands)	20,258		19,605		1,458	1,399	767	788
Average premium (1)	$488		$478		$506	$497	$925	$888
Renewal ratio (%)	88.9		89.1		80.4	80.1	78.0	80.3
Approved rate changes (2):
# of locations	34	(6)	25	(6)	13	15	16	12
Total brand (%) (3)	1.5		—		1.5	1.7	4.8	2.4
Location specific (%) (4) (5)	3.6		(0.2)		5.9	4.4	8.5	7.6

Six months ended June 30,
PIF (thousands)	20,258		19,605		1,458	1,399	767	788
Average premium (1)	$486		$475		$514	$503	$919	$890
Renewal ratio (%)	88.8		89.1		80.1	80.3	78.2	79.8
Approved rate changes (2):
# of locations	40	(6)	36	(6)	25	31	19	14
Total brand (%) (3)	1.8		0.7		2.8	3.9	6.1	2.9
Location specific (%) (4) (5)	3.9		1.4		5.1	6.0	9.2	6.9
____________

(1)	Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.

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

(5)
Based on historical premiums written in those states and Canadian provinces, rate changes approved for auto totaled $312 million and $406 million (approximately 80% relate to Allstate brand) in the three and six months ended June 30, 2015, respectively, compared to $30 million and $196 million in the three and six months ended June 30, 2014, respectively.

(6)	Includes 4 Canadian provinces in both the three and six months ended June 30, 2015. Includes 3 Canadian provinces in both the three and six months ended June 30, 2014.
Allstate brand auto premiums written totaled $4.59 billion in the second quarter of 2015, a 4.9% increase from $4.38 billion in the second quarter of 2014, and $9.12 billion in the first six months of 2015, a 5.3% increase from $8.67 billion in the first six months of 2014.  Factors impacting premiums written were the following:

•
3.3% or 653 thousand increase in PIF as of June 30, 2015 compared to June 30, 2014. Allstate brand auto PIF increased in 45 states, including our largest 10 states, as of June 30, 2015 compared to June 30, 2014.

•
6.2% increase in new issued applications to 818 thousand in the second quarter of 2015 from 770 thousand in the second quarter of 2014, and 8.5% increase to 1,610 thousand in the first six months of 2015 from 1,484 thousand in the first six months of 2014. A change was implemented this year allowing a greater number of autos on a single policy, which reduced new issued application growth rates for the second quarter and first six months of 2015 by 2.6 and 1.9 points, respectively.

•	2.1% and 2.3% increase in average premium in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014.

•	0.2 point and 0.3 point decrease in the renewal ratio in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014.

•	Profit improvement actions include rate increases, underwriting guideline adjustments, and targeted expense reductions.

•
We regularly monitor profitability trends and take appropriate underwriting and pricing actions to maintain adequate returns. Given current loss cost trends, we anticipate increasing the level of rate increases being pursued. Approximately 47% of the Allstate brand auto rates approved through June 2015 are estimated to be earned in the second half of 2015.

Esurance brand auto premiums written totaled $363 million in the second quarter of 2015, a 7.4% increase from $338 million in the second quarter of 2014, and $797 million in the first six months of 2015, a 7.4% increase from $742 million in the first six months of 2014.  Factors impacting premiums written were the following:
•4.2% or 59 thousand increase in PIF as of June 30, 2015 compared to June 30, 2014.

•
16.4% decrease in new issued applications to 148 thousand in the second quarter of 2015 from 177 thousand in the second quarter of 2014, and 13.8% decrease to 343 thousand in the first six months of 2015 from 398 thousand in the first six months of 2014.  Quote volume declined reflecting lower advertising spend. The conversion rate (the percentage of actual issued policies to completed quotes) for the first six months of 2015 remained consistent with prior year.

•	1.8% and 2.2% increase in average premium in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014.

•
0.3 point increase in the renewal ratio in the second quarter of 2015 compared to the same period of 2014, primarily due to an increase in the amount of business past its first renewal, partially offset by growth in states with lower retention.  The renewal ratio decreased 0.2 points in the first six months of 2015 compared to the same period of 2014, primarily due to growth in states with lower retention and a continued impact of rate increases.

•	Profit improvement actions include rate increases, underwriting guideline adjustments, and decreased marketing in select geographies to manage risks.
Encompass brand auto premiums written totaled $173 million in the second quarter of 2015, a 1.7% decrease from $176 million in the second quarter of 2014, and $320 million in the first six months of 2015, a 2.1% decrease from $327 million in the first six months of 2014.  Factors impacting premiums written were the following:

•	2.7% or 21 thousand decrease in PIF as of June 30, 2015 compared to June 30, 2014.

•
42.5% decrease in new issued applications to 23 thousand in the second quarter of 2015 from 40 thousand in the second quarter of 2014, and 37.0% decrease to 46 thousand in the first six months of 2015 from 73 thousand in the first six months of 2014.

•	4.2% and 3.3% increase in average premium in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014.

•
2.3 point and 1.6 point decrease in the renewal ratio in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014. Because Encompass sells a high percentage of package policies that include both auto and homeowners, declines in one coverage can contribute to declines in the other.

•	Profit improvement actions include rate increases, underwriting guideline adjustments, and agency-level actions to manage risks.

Homeowners premiums written totaled $1.96 billion in the second quarter of 2015, a 3.2% increase from $1.90 billion in the second quarter of 2014, and $3.46 billion in the first six months of 2015, a 3.0% increase from $3.36 billion in the first six months of 2014.  Excluding the cost of catastrophe reinsurance, premiums written increased 2.9% and 2.7% in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014.

	Allstate brand				Esurance brand		Encompass brand
	2015		2014		2015	2014	2015	2014
Three months ended June 30,
PIF (thousands)	6,141		6,069		20	2	355	364
Average premium (12 months)	$1,150		$1,135		$814	$822	$1,532	$1,437
Renewal ratio (%) (12 months)	88.4		88.3		N/A	N/A	83.2	86.2
Approved rate changes (1):
# of locations	9	(3)	11	(3)	N/A	N/A	15	12
Total brand (%)	0.7		0.4		N/A	N/A	3.2	1.5
Location specific (%) (2)	3.5		5.7		N/A	N/A	8.8	7.8

Six months ended June 30,
PIF (thousands)	6,141		6,069		20	2	355	364
Average premium (12 months)	$1,149		$1,136		$832	$805	$1,526	$1,438
Renewal ratio (%) (12 months)	88.4		88.3		N/A	N/A	83.2	86.4
Approved rate changes (1):
# of locations	17	(3)	17	(3)	N/A	N/A	18	12
Total brand (%)	0.9		0.6		N/A	N/A	3.6	1.6
Location specific (%) (2)	3.7		4.4		N/A	N/A	9.4	7.4
_______________

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)
Based on historical premiums written in those states and Canadian provinces, rate changes approved for homeowners totaled $69 million and $83 million in the three and six months ended June 30, 2015, respectively, compared to $38 million and $51 million in the three and six months ended June 30, 2014, respectively.

(3)	Three and six months ended June 30, 2015 includes 1 and 2 Canadian provinces, respectively. Includes 2 Canadian provinces in both the three and six months ended June 30, 2014.
N/A reflects not applicable.
Allstate brand homeowners premiums written totaled $1.82 billion in the second quarter of 2015, a 3.1% increase from $1.77 billion in the second quarter of 2014, and $3.20 billion in the first six months of 2015, a 2.9% increase from $3.11 billion in the first six months of 2014.  Factors impacting premiums written were the following:

•
1.2% or 72 thousand increase in PIF as of June 30, 2015 compared to June 30, 2014 due primarily to increases in new issued applications and retention. Allstate brand homeowners PIF increased in 33 states, including 7 out of our largest 10 states, as of June 30, 2015 compared to June 30, 2014.

•
10.4% increase in new issued applications to 212 thousand in the second quarter of 2015 from 192 thousand in the second quarter of 2014, and 12.4% increase to 389 thousand in the first six months of 2015 from 346 thousand in the first six months of 2014.

•
1.3% and 1.1% increase in average premium in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014, primarily due to rate changes as well as changes in rating variables such as increasing insured home valuations due to inflationary costs.

•	0.1 point increase in the renewal ratio in both the second quarter and first six months of 2015 compared to the same periods of 2014.

•
$3 million decrease in the cost of our catastrophe reinsurance program to $94 million in the second quarter of 2015 from $97 million in the second quarter of 2014, and $5 million decrease to $190 million in the first six months of 2015 from $195 million in the first six months of 2014. Catastrophe reinsurance premiums are recorded primarily in Allstate brand and are a reduction of premium.

Premiums written for Allstate’s House and Home® product, our redesigned homeowners new business offering currently available in 37 states, totaled $386 million in the second quarter of 2015 compared to $233 million in the second quarter of 2014, and $647 million in the first six months of 2015 compared to $384 million in the first six months of 2014.

Esurance brand homeowners premiums written totaled $7 million in the second quarter of 2015 compared to $1 million in the second quarter of 2014, and $12 million in the first six months of 2015 compared to $2 million in the first six months of 2014.  Factors impacting premiums written were the following:

•
New issued applications totaled 7 thousand in the second quarter of 2015 compared to 1 thousand in the second quarter of 2014, and 13 thousand in the first six months of 2015 compared to 2 thousand in the first six months of 2014.

•	As of June 30, 2015, Esurance is writing homeowners insurance in 19 states with lower hurricane risk that have lower average premium.
Encompass brand homeowners premiums written totaled $136 million in the second quarter of 2015, comparable to the second quarter of 2014, and Encompass brand homeowners premiums written totaled $247 million in the first six months of 2015, a 0.4% increase from $246 million in the first six months of 2014.  Factors impacting premiums written were the following:

•	2.5% or 9 thousand decrease in PIF as of June 30, 2015 compared to June 30, 2014.

•
30.0% decrease in new issued applications to 14 thousand in the second quarter of 2015 from 20 thousand in the second quarter of 2014, and 29.7% decrease to 26 thousand in the first six months of 2015 from 37 thousand in the first six months of 2014.

•	6.6% and 6.1% increase in average premium in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014, primarily due to rate changes.

•	3.0 point and 3.2 point decrease in the renewal ratio in the second quarter and first six months of 2015 compared to the same periods of 2014.

•	Profit improvement actions include rate increases, underwriting guideline adjustments, and agency-level actions to manage risks.
Other personal lines  Allstate brand other personal lines premiums written totaled $424 million in the second quarter of 2015, a 1.9% increase from $416 million in the second quarter of 2014, and $781 million in the first six months of 2015, a 1.8% increase from $767 million in the first six months of 2014.  The increase primarily relates to renter insurance.
Commercial lines premiums written totaled $138 million in the second quarter of 2015, a 6.2% increase from $130 million in the second quarter of 2014, and $266 million in the first six months of 2015, a 8.1% increase from $246 million in the first six months of 2014.  The increase was driven by higher renewals and increased average premiums.
Other business lines premiums written totaled $199 million in the second quarter of 2015, a 10.6% increase from $180 million in the second quarter of 2014, and $383 million in the first six months of 2015, a 7.6% increase from $356 million in the first six months of 2014.  The increase was primarily due to increased sales of vehicle service contracts and other products at Allstate Dealer Services, partially offset by a decline in Allstate Roadside Services premiums.

Underwriting results are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Premiums written	$7,877	$7,547	$15,183	$14,516
Premiums earned	$7,549	$7,204	$14,975	$14,268
Claims and claims expense	(5,585)	(5,140)	(10,577)	(9,896)
Amortization of DAC	(1,021)	(969)	(2,021)	(1,930)
Other costs and expenses	(934)	(900)	(1,895)	(1,868)
Restructuring and related charges	(17)	(3)	(21)	(7)
Underwriting (loss) income	$(8)	$192	$461	$567
Catastrophe losses	$797	$936	$1,091	$1,381

Underwriting (loss) income by line of business
Auto	$(111)	$130	$(35)	$313
Homeowners	91	(12)	457	185
Other personal lines	24	54	61	48
Commercial lines	(17)	8	(28)	3
Other business lines	8	15	11	23
Answer Financial	(3)	(3)	(5)	(5)
Underwriting (loss) income	$(8)	$192	$461	$567

Underwriting (loss) income by brand
Allstate brand	$86	$299	$612	$777
Esurance brand	(41)	(45)	(110)	(138)
Encompass brand	(50)	(59)	(36)	(67)
Answer Financial	(3)	(3)	(5)	(5)
Underwriting (loss) income	$(8)	$192	$461	$567
Allstate Protection had an underwriting loss of $8 million in the second quarter of 2015 compared to underwriting income of $192 million in the second quarter of 2014.  Auto underwriting loss was $111 million in the second quarter of 2015 compared to underwriting income of $130 million in the second quarter of 2014, primarily due to increased losses excluding catastrophes, increased expenses and unfavorable reserve reestimates, partially offset by increased premiums earned and decreased catastrophe losses. Homeowners underwriting income was $91 million in the second quarter of 2015 compared to an underwriting loss of $12 million in the second quarter of 2014, primarily due to decreased catastrophe losses and increased premiums earned, partially offset by increased losses excluding catastrophes.  Other personal lines underwriting income was $24 million in the second quarter of 2015 compared to $54 million in the second quarter of 2014, primarily due to increased losses excluding catastrophes and unfavorable reserve reestimates, partially offset by increased premiums earned. Commercial lines underwriting loss was $17 million in the second quarter of 2015 compared to underwriting income of $8 million in the second quarter of 2014, primarily due to increased losses excluding catastrophes.
Allstate Protection had underwriting income of $461 million in the first six months of 2015 compared to $567 million in the first six months of 2014.  Auto underwriting loss was $35 million in the first six months of 2015 compared to underwriting income of $313 million in the first six months of 2014, primarily due to increased losses excluding catastrophes and unfavorable reserve reestimates, partially offset by increased premiums earned and decreased catastrophe losses. Homeowners underwriting income was $457 million in the first six months of 2015 compared to $185 million in the first six months of 2014, primarily due to decreased catastrophe losses and increased premiums earned, partially offset by increased losses excluding catastrophes.  Other personal lines underwriting income was $61 million in the first six months of 2015 compared to $48 million in the first six months of 2014, primarily due to decreased catastrophe losses and increased premiums earned, partially offset by increased losses excluding catastrophes. Commercial lines underwriting loss was $28 million in the first six months of 2015 compared to underwriting income of $3 million in the first six months of 2014, primarily due to increased losses excluding catastrophes and unfavorable reserve reestimates.
Allstate brand underwriting income was $86 million in the second quarter of 2015 compared to $299 million in the second quarter of 2014, primarily due to increased losses excluding catastrophes, increased expenses and unfavorable reserve reestimates, partially offset by increased premiums earned and decreased catastrophe losses. Esurance brand underwriting loss was $41 million in the second quarter of 2015 compared to $45 million in the second quarter of 2014, primarily due to increased premiums earned, partially offset by increased losses excluding catastrophes and increased expenses.  Encompass brand underwriting loss was $50 million in the second quarter of 2015 compared to $59 million in the second quarter of 2014, primarily due to decreased catastrophe losses and increased premiums earned, partially offset by increased losses excluding catastrophes.

Allstate brand underwriting income was $612 million in the first six months of 2015 compared to $777 million in the first six months of 2014, primarily due to increased losses excluding catastrophes, increased expenses and unfavorable reserve reestimates, partially offset by increased premiums earned and decreased catastrophe losses. Esurance brand underwriting loss was $110 million in the first six months of 2015 compared to $138 million in the first six months of 2014, primarily due to increased premiums earned and decreased expenses, partially offset by increased losses excluding catastrophes.  Encompass brand underwriting loss was $36 million in the first six months of 2015 compared to $67 million in the first six months of 2014, primarily due to decreased catastrophe losses and increased premiums earned, partially offset by increased losses excluding catastrophes.
Catastrophe losses were $797 million and $1.09 billion in the second quarter and first six months of 2015, respectively, compared to $936 million and $1.38 billion in the second quarter and first six months of 2014, respectively.
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
Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended June 30, 2015
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	1	3.0	130	16.3	1.7	130
$50 million to $100 million	5	15.2	316	39.6	4.2	63
Less than $50 million	27	81.8	348	43.7	4.6	13
Total	33	100.0%	794	99.6	10.5	24
Prior year reserve reestimates			8	1.0	0.1
Prior quarter reserve reestimates			(5)	(0.6)	—
Total catastrophe losses			$797	100.0%	10.6

	Six months ended June 30, 2015
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	2	4.5	233	21.4	1.6	117
$50 million to $100 million	7	15.9	430	39.4	2.9	61
Less than $50 million	35	79.6	425	38.9	2.8	12
Total	44	100.0%	1,088	99.7	7.3	25
Prior year reserve reestimates			3	0.3	—
Total catastrophe losses			$1,091	100.0%	7.3
Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended June 30,				Six months ended June 30,
	2015	Number of events	2014	Number of events	2015	Number of events	2014	Number of events
Hurricanes/Tropical storms	$15	1	$—	—	$15	1	$—	—
Tornadoes	—	—	94	2	27	1	94	2
Wind/Hail	775	30	782	26	810	35	846	32
Wildfires	4	2	1	1	6	3	6	2
Other events	—	—	—	—	230	4	397	6
Prior year reserve reestimates	8		36		3		38
Prior quarter reserve reestimates	(5)		23		—		—
Total catastrophe losses	$797	33	$936	29	$1,091	44	$1,381	42

Loss ratios by brand and line of business are shown in the following table.

	Three months ended June 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Allstate brand
Loss ratio (1)	75.9	70.1	69.7	76.1	65.6	58.4	82.0	64.5	73.3	70.3
Effect of catastrophe losses on combined ratio	3.2	4.1	32.1	38.7	11.9	12.4	9.4	8.3	10.7	13.1
Effect of prior year reserve reestimates on combined ratio	0.4	(0.6)	—	2.1	1.1	(3.4)	3.1	(0.8)	0.4	(0.1)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	(0.1)	0.5	2.4	—	(0.3)	2.3	0.1	0.1	0.6

Esurance brand
Loss ratio (1)	75.6	75.3	75.0	—	100.0	100.0	—	—	75.6	75.4
Effect of catastrophe losses on combined ratio	1.8	2.7	25.0	—	—	—	—	—	2.0	2.7
Effect of prior year reserve reestimates on combined ratio	(0.8)	(1.4)	—	—	—	—	—	—	(0.7)	(1.4)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	—	—	—	—	—	—	—	—	—

Encompass brand
Loss ratio (1)	78.2	82.7	92.8	98.3	100.0	80.8	—	—	85.8	88.7
Effect of catastrophe losses on combined ratio	3.0	9.3	41.3	46.7	7.4	7.7	—	—	18.6	23.7
Effect of prior year reserve reestimates on combined ratio	(1.2)	(3.7)	2.3	6.7	7.4	3.8	—	—	0.9	1.0
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	(0.6)	—	1.7	3.7	—	—	—	0.3	0.3

Allstate Protection
Loss ratio (1)	75.9	70.9	71.4	77.6	67.8	59.9	82.0	64.5	74.0	71.3
Effect of catastrophe losses on combined ratio	3.1	4.2	32.7	39.3	11.6	12.1	9.4	8.3	10.6	13.0
Effect of prior year reserve reestimates on combined ratio	0.2	(0.7)	0.2	2.4	1.4	(2.9)	3.1	(0.8)	0.3	(0.1)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	—	0.4	2.4	0.3	(0.3)	2.3	0.1	0.1	0.5

	Six months ended June 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Allstate brand
Loss ratio (1)	73.8	69.0	62.3	69.5	64.0	65.4	80.3	68.8	70.0	68.5
Effect of catastrophe losses on combined ratio	1.7	2.3	23.0	30.0	9.7	12.6	6.7	8.2	7.4	9.8
Effect of prior year reserve reestimates on combined ratio	0.6	(0.7)	0.1	1.4	0.2	0.3	5.5	(0.9)	0.5	(0.1)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	—	0.2	1.5	(0.1)	(0.3)	1.5	0.4	—	0.4

Esurance brand
Loss ratio (1)	76.6	75.7	57.1	—	66.7	50.0	—	—	76.4	75.6
Effect of catastrophe losses on combined ratio	0.9	1.6	14.2	—	—	—	—	—	1.0	1.6
Effect of prior year reserve reestimates on combined ratio	(0.9)	(1.1)	—	—	—	—	—	—	(0.9)	(1.1)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	—	—	—	—	—	—	—	—	—

Encompass brand
Loss ratio (1)	74.2	76.8	75.5	86.1	92.6	80.8	—	—	76.3	80.7
Effect of catastrophe losses on combined ratio	1.5	5.0	27.7	36.3	7.4	9.6	—	—	12.4	17.5
Effect of prior year reserve reestimates on combined ratio	(3.0)	(4.0)	0.4	5.5	9.3	1.9	—	—	(0.6)	0.1
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.3)	(0.2)	(0.7)	0.4	1.9	—	—	—	(0.3)	—

Allstate Protection
Loss ratio (1)	74.0	69.7	63.2	70.7	65.9	66.3	80.3	68.8	70.6	69.3
Effect of catastrophe losses on combined ratio	1.7	2.3	23.4	30.5	9.5	12.3	6.7	8.2	7.3	9.7
Effect of prior year reserve reestimates on combined ratio	0.3	(0.9)	0.1	1.7	0.9	0.4	5.5	(0.9)	0.4	(0.2)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	(0.1)	0.1	1.4	—	(0.4)	1.5	0.4	—	0.3
_______________

(1)
Ratios are calculated using the premiums earned for the respective line of business. Effect of catastrophe losses included in prior year reserve reestimates on combined ratio are included in both the effect of catastrophe losses on combined ratio and the effect of prior year reserve reestimates on combined ratio.

Auto loss ratio for the Allstate brand increased 5.8 points and 4.8 points in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014, primarily due to higher claim frequency and severity and unfavorable reserve reestimates, partially offset by increased premiums earned.
Gross frequency is calculated as the number of claim notices received in the period divided by the average earned policies in force of the respective insurance coverage in force. The rate of change in gross frequency is the year over year percent increase or decrease in gross frequency for the period.
Gross frequency in the bodily injury coverage increased 6.8% in both the second quarter and first six months of 2015 compared to the same periods of 2014. Approximately 85% of individual states experienced a year over year increase in their rate of bodily injury gross frequency and approximately half of individual states increased in excess of 6.8% in second quarter 2015 when compared to second quarter 2014. Quarterly fluctuations in bodily injury gross frequency can be volatile. On a 12 month moving basis, for the period ended June 30, 2015, the year over year increase was 4.0%. For bodily injury gross frequency, the rate of claim notices received in second quarter 2015 is in line on a seasonal basis. The number of pending claims increased but has remained consistent as a percent of notice counts, which has increased with growth. The mix of notice counts closed without a payment has remained consistent with seasonal trends in prior years.
Gross frequency in the property damage coverage increased 6.9% and 4.4% in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014. Approximately 90% of individual states experienced a year over year increase in their rate of property damage gross frequency and approximately half of individual states increased in excess of 6.9% in second quarter 2015 when compared to second quarter 2014.
Favorable gross frequency results in the prior year period contributed to the quarter over quarter increases in bodily injury and property damage gross frequencies. Bodily injury and property damage gross frequency in the second quarter of 2015 increased approximately 4% from the second quarter of 2013, which did not experience a decline, or an average of 2% per year. We continue to see an increase in miles driven. Higher gross frequency occurred in widespread geographies, as well as within multiple risk classes of customers, rating plans, and both new and renewal business, including business written prior to 2011.
Bodily injury and property damage coverage paid claim severities (average cost per claim) increased 0.6% and 3.7%, respectively, in the second quarter of 2015 compared to second quarter of 2014, and increased 2.2% and 4.2%, respectively, in the first six months of 2015 compared to the first six months of 2014. Bodily injury severity results in the first six months of 2015 increased in line with historical medical Consumer Price Index trends.
Esurance brand auto loss ratio increased 0.3 points and 0.9 points in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014, primarily due to higher claim frequency and severity across several coverages, partially offset by increases in average premiums earned.
Encompass brand auto loss ratio decreased 4.5 points and 2.6 points in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014, primarily due to lower catastrophe losses and increased premiums earned.
Homeowners loss ratio for the Allstate brand decreased 6.4 points to 69.7 in the second quarter of 2015 from 76.1 in the second quarter of 2014, primarily due to lower catastrophe losses.  Homeowners loss ratio for the Allstate brand decreased 7.2 points to 62.3 in the first six months of 2015 from 69.5 in the first six months of 2014, primarily due to lower catastrophe losses and increased premiums earned. Claim frequency excluding catastrophe losses increased 0.4% and decreased 3.7% in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014.  Paid claim severity excluding catastrophe losses increased 3.6% and 5.0% in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014.
Encompass brand homeowners loss ratio decreased 5.5 points and 10.6 points in the second quarter and first six months of 2015, primarily due to lower catastrophe losses and increased premiums earned.  In the first six months of 2014, several catastrophes occurred in areas where Encompass has a concentration of policyholders.  Excluding the impact of catastrophe losses, the Encompass brand homeowners loss ratio decreased 0.1 points and 2.0 points in the second quarter and first six months of 2015 compared to the same periods of 2014.
Expense ratio for Allstate Protection increased 0.1 points and decreased 0.4 points in the second quarter and first six months of 2015 compared to the same periods of 2014.  The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended June 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Amortization of DAC	13.9	13.8	2.3	2.7	18.6	19.2	13.5	13.5
Advertising expenses	2.4	2.7	12.4	14.5	0.6	0.6	2.8	3.2
Amortization of purchased intangible assets	—	—	2.2	3.3	—	—	0.2	0.2
Other costs and expenses	8.9	8.6	17.7	16.4	10.4	10.4	9.4	9.1
Restructuring and related charges	0.2	—	—	—	0.3	0.3	0.2	—
Total expense ratio	25.4	25.1	34.6	36.9	29.9	30.5	26.1	26.0

	Six months ended June 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Amortization of DAC	13.9	13.9	2.5	2.7	18.5	18.9	13.5	13.6
Advertising expenses	2.3	2.6	14.8	21.2	0.6	0.7	2.9	3.4
Amortization of purchased intangible assets	—	—	2.3	3.3	—	—	0.1	0.2
Other costs and expenses	9.1	9.0	17.9	16.7	10.1	10.4	9.7	9.5
Restructuring and related charges	0.2	—	—	—	0.2	0.2	0.1	—
Total expense ratio	25.5	25.5	37.5	43.9	29.4	30.2	26.3	26.7
Allstate brand expense ratio increased 0.3 points in the second quarter of 2015 compared to the same period of 2014 primarily due to restructuring and related charges. Allstate brand expense ratio of 25.5 in the first six months of 2015 was comparable to the first six months of 2014. Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonus in the second quarter and first six months of 2015 were higher than the same periods of 2014. Advertising expenses in the second quarter and first six months of 2015 were lower than the same periods of 2014. Restructuring and related charges in second quarter 2015 primarily relate to changes in the technology organization.

Expense improvement actions include reductions in advertising, technology, professional services, employee related, and other costs. Targeted expense reductions represent approximately 0.4 points of the annualized Allstate brand expense ratio.
Esurance brand expense ratio decreased 2.3 points and 6.4 points in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014. A significant portion of Esurance’s expense ratio relates to customer acquisition. Customer acquisition costs include amortization of DAC, advertising expenses and a portion of other costs and expenses and totaled 21.6 points and 24.4 points in second quarter and first six months of 2015, respectively, compared to 24.0 points and 30.8 points in the second quarter and first six months of 2014, respectively. Esurance advertising expenses decreased in the second quarter and first six months of 2015 compared to the same periods of 2014 in conjunction with our profitability actions. Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were higher in the second quarter and first six months of 2015 than the same periods of 2014. Esurance continued to invest in geographic expansion and additional products and capabilities. The expenses related to expansion initiatives, excluding customer acquisition costs which occur prior to premiums being written, contributed approximately 2.9 points to the expense ratio in the second quarter of 2015 compared to 2.4 points in the second quarter of 2014, and 2.8 points in the first six months of 2015 compared to 2.2 points the first six months of 2014. Expenses related to expansion initiatives includes costs incurred to expand beyond our initial 30 states at acquisition, adding new products such as homeowners, motorcycle, and usage based insurance and expanding into the Canadian market. We manage the business so that it is profitable over the life of the business, taking rate increases as appropriate. Expense improvement actions include reductions in advertising costs.
Encompass brand expense ratio decreased 0.6 points and 0.8 points in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014, primarily due to lower sales incentive program costs. Expense improvement actions include reductions in technology and other costs, as well as improving operating efficiency.
Income tax expense included $28 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects in first quarter 2015.
Allstate Protection catastrophe reinsurance Our catastrophe reinsurance program supports our goal to have no more than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. Our program provides reinsurance protection for catastrophes resulting from multiple perils, including hurricanes, windstorms, hail, tornadoes, earthquakes, fires following earthquakes, riots, freeze, and wildfires. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings while providing protection to our customers. For a complete summary of the 2015 reinsurance placement, please read this in conjunction with the discussion and analysis in Part I. Item 2. of The Allstate Corporation Form 10-Q for the quarterly period ended March 31, 2015.
During the second quarter of 2015, we completed the Florida component of the program that is designed to address the distinct needs of our separately capitalized companies in that state. Our 2015 Florida program provides $707 million of reinsurance limits per occurrence subject to a $15 million retention. The Florida program includes reinsurance agreements placed with the traditional market, the Florida Hurricane Catastrophe Fund (“FHCF”), and the Insurance Linked Securities (“ILS”) market as follows:

•	The traditional market placement comprises $344 million of limits of coverage for losses to personal lines property in Florida arising out of multiple perils.

•
The FHCF contracts provide 90% of $181 million in limits or approximately $163 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes.

•	The ILS placement provides $200 million of limits of coverage for qualifying losses to personal lines property in Florida caused by a Named Storm Event, a Severe Thunderstorm Event, or an Earthquake.
The total cost of our property catastrophe reinsurance programs during the first and second quarters of 2015 was $111 million and $109 million, respectively. The total cost of our catastrophe reinsurance programs during 2014 was $448 million or an average quarterly cost of $112 million.

Reserve reestimates  The tables below show reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2015 and 2014 and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2015	2014
Auto	$11,698	$11,616
Homeowners	1,849	1,821
Other personal lines	1,502	1,512
Commercial lines	549	576
Other business lines	19	22
Total Allstate Protection	$15,617	$15,547

($ in millions, except ratios)	Three months ended June 30,				Six months ended June 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Auto	$11	$(36)	0.2	(0.5)	$35	$(84)	0.2	(0.6)
Homeowners	4	41	—	0.6	5	59	—	0.4
Other personal lines	6	(12)	0.1	(0.2)	7	3	0.1	—
Commercial lines	4	(1)	—	—	14	(2)	0.1	—
Other business lines	1	—	—	—	1	—	—	—
Total Allstate Protection (3)	$26	$(8)	0.3	(0.1)	$62	$(24)	0.4	(0.2)

Allstate brand	$26	$(6)	0.3	(0.1)	$73	$(17)	0.5	(0.1)
Esurance brand	(3)	(5)	—	(0.1)	(7)	(8)	(0.1)	(0.1)
Encompass brand	3	3	—	0.1	(4)	1	—	—
Total Allstate Protection	$26	$(8)	0.3	(0.1)	$62	$(24)	0.4	(0.2)
_______________

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Property-Liability premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $8 million and $3 million unfavorable in the three and six months ended June 30, 2015, respectively, compared to $36 million and $38 million unfavorable in the three and six months ended June 30, 2014, respectively.  The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio totaled 0.1 unfavorable and zero in the three and six months ended June 30, 2015, compared to 0.5 and 0.3 unfavorable in the three and six months ended June 30, 2014.

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
Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Premiums written	$—	$—	$—	$—

Premiums earned	$—	$—	$—	$—
Claims and claims expense	(2)	(2)	(3)	(5)
Operating costs and expenses	—	(1)	(1)	(1)
Underwriting loss	$(2)	$(3)	$(4)	$(6)

PROPERTY-LIABILITY INVESTMENT RESULTS
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed income securities	$221	$212	$436	$427
Equity securities	23	29	41	52
Mortgage loans	3	4	7	9
Limited partnership interests	45	102	171	177
Short-term investments	1	2	2	3
Other	20	19	37	33
Investment income, before expense	313	368	694	701
Investment expense	(21)	(17)	(44)	(38)
Net investment income	$292	$351	$650	$663
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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed income securities: tax-exempt	2.3%	2.7%	2.4%	2.7%
Fixed income securities: tax-exempt equivalent	3.4	3.9	3.5	3.9
Fixed income securities: taxable	3.1	3.0	3.0	3.0
Equity securities	3.4	3.2	3.0	2.8
Mortgage loans	4.1	4.9	4.2	4.6
Limited partnership interests	7.0	15.3	13.5	12.9
Total portfolio	3.3	3.9	3.7	3.7
Net investment income decreased 16.8% or $59 million to $292 million in the second quarter of 2015 from $351 million in the second quarter of 2014, primarily due to lower limited partnership income.  Net investment income decreased 2.0% or $13 million to $650 million in the first six months of 2015 from $663 million in the first six months of 2014, primarily due to lower prepayment fee income and litigation proceeds and lower limited partnership income, partially offset by higher portfolio yields.
Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Impairment write-downs	$(6)	$(6)	$(18)	$(18)
Change in intent write-downs	(28)	(25)	(55)	(85)
Net other-than-temporary impairment losses recognized in earnings	(34)	(31)	(73)	(103)
Sales	77	289	176	428
Valuation and settlements of derivative instruments	6	(8)	(26)	(22)
Realized capital gains and losses, pre-tax	49	250	77	303
Income tax expense	(18)	(89)	(28)	(108)
Realized capital gains and losses, after-tax	$31	$161	$49	$195
For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•
Allstate Financial net income available to common shareholders was $179 million and $362 million in the second quarter and first six months of 2015, respectively, compared to $145 million and $307 million in the second quarter and first six months of 2014, respectively.

•
Allstate Financial premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $533 million in the second quarter of 2015, an increase of 3.7% from $514 million in the second quarter of 2014, and $1.07 billion in the first six months of 2015, a decrease of 3.9% from $1.11 billion in the first six months of 2014.

•
Allstate Financial investments totaled $37.80 billion as of June 30, 2015, reflecting a decrease of $1.01 billion from $38.81 billion as of December 31, 2014.  Net investment income decreased 9.1% to $489 million in the second quarter of 2015 and 17.4% to $973 million in the first six months of 2015 from $538 million and $1.18 billion in the second quarter and first six months of 2014, respectively.

•
Allstate Financial net realized capital gains totaled $59 million and $170 million in the second quarter and first six months of 2015, respectively, compared to net realized capital losses of $10 million and $9 million in the second quarter and first six months of 2014, respectively.

•	Allstate Financial contractholder funds totaled $21.97 billion as of June 30, 2015, reflecting a decrease of $561 million from $22.53 billion as of December 31, 2014.

•
On April 1, 2014, we sold Lincoln Benefit Life Company’s (“LBL”) life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.

ALLSTATE FINANCIAL SEGMENT
Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Life and annuity premiums and contract charges	$536	$518	$1,073	$1,125
Net investment income	489	538	973	1,178
Realized capital gains and losses	59	(10)	170	(9)
Total revenues	1,084	1,046	2,216	2,294

Costs and expenses
Life and annuity contract benefits	(446)	(413)	(887)	(901)
Interest credited to contractholder funds	(185)	(212)	(384)	(519)
Amortization of DAC	(65)	(66)	(135)	(140)
Operating costs and expenses	(118)	(112)	(241)	(230)
Restructuring and related charges	(2)	(1)	(2)	(3)
Total costs and expenses	(816)	(804)	(1,649)	(1,793)

Gain (loss) on disposition of operations	1	(8)	(1)	(67)
Income tax expense	(90)	(89)	(204)	(127)
Net income available to common shareholders	$179	$145	$362	$307

Life insurance	$68	$59	$123	$130
Accident and health insurance	23	27	48	54
Annuities and institutional products	88	59	191	123
Net income available to common shareholders	$179	$145	$362	$307

Allstate Life	$63	$55	$116	$126
Allstate Benefits	28	31	55	58
Allstate Annuities	88	59	191	123
Net income available to common shareholders	$179	$145	$362	$307

Investments as of June 30			$37,798	$39,534
Net income available to common shareholders was $179 million in the second quarter of 2015 compared to $145 million in the second quarter of 2014.  The increase was primarily due to net realized capital gains in second quarter 2015 compared to net realized capital losses in second quarter 2014, lower interest credited to contractholder funds, and higher life and annuity premiums and contract charges, partially offset by lower net investment income and higher life and annuity contract benefits.
Net income available to common shareholders was $362 million in the first six months of 2015 compared to $307 million in the first six months of 2014. The increase primarily relates to net realized capital gains in the first six months of 2015 compared to net realized capital losses in the first six months of 2014 and lower loss on disposition related to the LBL sale, partially offset by the reduction in business due to the sale of LBL on April 1, 2014. Net income available to common shareholders in the first six months of 2014 included an after-tax loss on disposition of LBL totaling $31 million. Excluding the loss on disposition for the first six months of 2014 as well as the net income of the LBL business for first quarter 2014 of $28 million, net income available to common shareholders increased $52 million in the first six months of 2015 compared to the first six months of 2014, primarily due to net realized capital gains in the first six months of 2015 compared to net realized capital losses in the first six months of 2014, lower interest credited to contractholder funds, and higher life and annuity premiums and contract charges, partially offset by lower net investment income and higher life and annuity contract benefits.
Analysis of revenues   Total revenues increased 3.6% or $38 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to net realized capital gains in the second quarter of 2015 compared to net realized capital losses in the second quarter of 2014 and higher life and annuity premiums and contract charges, partially offset by lower net investment income. Total revenues decreased 3.4% or $78 million in the first six months of 2015 compared to the first six months of 2014. Excluding results of the LBL business for first quarter 2014 of $211 million, total revenues increased 6.4% or $133 million in the first six months of 2015 compared to the first six months of 2014, primarily due to net realized capital gains in the first six months of 2015 compared to net realized capital losses in the first six months of 2014 and higher life and annuity premiums and contract charges, partially offset by lower net investment income.
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
The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Underwritten products
Traditional life insurance premiums	$124	$117	$248	$237
Accident and health insurance premiums	—	—	1	6
Interest-sensitive life insurance contract charges	180	177	360	427
Subtotal – Allstate Life	304	294	609	670
Traditional life insurance premiums	7	8	15	15
Accident and health insurance premiums	195	187	390	376
Interest-sensitive life insurance contract charges	27	25	53	49
Subtotal – Allstate Benefits	229	220	458	440
Total underwritten products	533	514	1,067	1,110

Annuities
Immediate annuities with life contingencies premiums	—	—	—	5
Other fixed annuity contract charges	3	4	6	10
Total – Allstate Annuities	3	4	6	15

Life and annuity premiums and contract charges (1)	$536	$518	$1,073	$1,125
____________________

(1)
Contract charges related to the cost of insurance totaled $138 million and $135 million for the second quarter of 2015 and 2014, respectively, and $276 million and $322 million in the first six months of 2015 and 2014, respectively.

Premiums and contract charges increased 3.5% or $18 million and decreased 4.6% or $52 million in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014.  Excluding results of the LBL business for first quarter 2014 of $85 million, premiums and contract charges increased $33 million in the first six months of 2015 compared to the first six months of 2014. The increases in both periods were primarily due to increased traditional life insurance renewal premiums as well as growth in Allstate Benefits accident and health insurance business. The growth at Allstate Benefits primarily relates to accident, critical illness and hospital indemnity products.

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Contractholder funds, beginning balance	$22,267	$23,989	$22,529	$24,304
Contractholder funds classified as held for sale, beginning balance	—	10,661	—	10,945
Total contractholder funds, including those classified as held for sale	22,267	34,650	22,529	35,249

Deposits
Interest-sensitive life insurance	253	246	502	564
Fixed annuities	53	56	104	183
Total deposits	306	302	606	747

Interest credited	185	212	384	520

Benefits, withdrawals, maturities and other adjustments
Benefits	(285)	(289)	(558)	(669)
Surrenders and partial withdrawals	(303)	(554)	(608)	(1,266)
Maturities of and interest payments on institutional products	(1)	—	(1)	—
Contract charges	(203)	(199)	(406)	(480)
Net transfers from separate accounts	2	1	3	4
Other adjustments (1)	—	11	19	29
Total benefits, withdrawals, maturities and other adjustments	(790)	(1,030)	(1,551)	(2,382)

Contractholder funds sold in LBL disposition	—	(10,662)	—	(10,662)

Contractholder funds, ending balance	$21,968	$23,472	$21,968	$23,472
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

Contractholder funds decreased 1.3% and 2.5% in the second quarter and first six months of 2015, respectively, primarily due to the continued runoff of our deferred fixed annuity business.
Contractholder deposits increased 1.3% in the second quarter of 2015 compared to the second quarter of 2014, primarily due to higher deposits on interest-sensitive life insurance. Contractholder deposits decreased 18.9% in the first six months of 2015 compared to the first six months of 2014, primarily due to lower additional deposits on fixed annuities and lower deposits on interest-sensitive life insurance due to the LBL sale.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 45.3% to $303 million in the second quarter of 2015 and 52.0% to $608 million in the first six months of 2015 from $554 million and $1.27 billion in the second quarter and first six months of 2014, respectively.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.7% in the first six months of 2015 compared to 9.5% in the first six months of 2014.
Net investment income decreased 9.1% or $49 million to $489 million in the second quarter of 2015 from $538 million in the second quarter of 2014, primarily due to lower average investment balances, lower limited partnership income, and lower prepayment fee income and litigation proceeds. Net investment income decreased 17.4% or $205 million to $973 million in the first six months of 2015 from $1.18 billion in the first six months of 2014. Excluding results of the LBL business for first quarter for 2014 of $126 million, net investment income decreased $79 million in the first six months of 2015 compared to the same period of 2014, primarily due to lower average investment balances and lower prepayment fee income and litigation proceeds. In the Allstate Financial portfolio, we are reducing the risk of rising interest rates by selling longer term fixed income securities and investing the proceeds in shorter duration fixed income securities and in equities. While the dispositions generate net realized capital gains, investment income will be reduced prospectively by the lower yield on the reinvested proceeds.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Impairment write-downs	$(5)	$—	$(12)	$(4)
Change in intent write-downs	(4)	(14)	(7)	(19)
Net other-than-temporary impairment losses recognized in earnings	(9)	(14)	(19)	(23)
Sales	69	1	186	9
Valuation and settlements of derivative instruments	(1)	3	3	5
Realized capital gains and losses, pre-tax	59	(10)	170	(9)
Income tax (expense) benefit	(21)	4	(60)	3
Realized capital gains and losses, after-tax	$38	$(6)	$110	$(6)
For further discussion of realized capital gains and losses, see the Investments section of the MD&A.
Analysis of costs and expenses  Total costs and expenses increased 1.5% or $12 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to higher life and annuity contract benefits, partially offset by lower interest credited to contractholder funds. Total costs and expenses decreased 8.0% or $144 million in the first six months of 2015 compared to the first six months of 2014.  Excluding results of the LBL business for first quarter 2014 of $168 million, total costs and expenses increased $24 million in the first six months of 2015 compared to the same period of 2014, primarily due to higher life and annuity contract benefits and higher operating costs and expenses, partially offset by lower interest credited to contractholder funds.
Life and annuity contract benefits increased 8.0% or $33 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to higher life insurance mortality experience. Life and annuity contract benefits decreased 1.6% or $14 million in the first six months of 2015 compared to the first six months of 2014. Excluding results of the LBL business for first quarter 2014 of $65 million, life and annuity contract benefits increased $51 million in the first six months of 2015 compared to the same period of 2014, primarily due to higher life insurance mortality experience.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $127 million and $256 million in the second quarter and first six months of 2015, respectively, compared to $130 million and $260 million in the second quarter and first six months of 2014, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Life insurance	$59	$82	$122	$153
Accident and health insurance	(3)	(3)	(4)	(4)
Subtotal – Allstate Life	56	79	118	149
Life insurance	6	4	11	7
Accident and health insurance	100	100	208	203
Subtotal – Allstate Benefits	106	104	219	210
Allstate Annuities	(17)	(19)	(38)	(39)
Total benefit spread	$145	$164	$299	$320
Benefit spread decreased 11.6% or $19 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to higher life insurance mortality experience, partially offset by higher life insurance premiums. Benefit spread decreased 6.6% or $21 million in the first six months of 2015 compared to the first six months of 2014.  Excluding results of the LBL business for first quarter 2014 of $(1) million, benefit spread decreased $22 million in the first six months of 2015 compared to the same period of 2014, primarily due to higher life insurance mortality experience, partially offset by higher life insurance premiums and growth in Allstate Benefits accident and health insurance.
Interest credited to contractholder funds decreased 12.7% or $27 million in the second quarter of 2015 and 26.0% or $135 million in the first six months of 2015 compared to the same periods of 2014.  Excluding results of the LBL business for first quarter 2014 of $90 million, interest credited to contractholder funds decreased $45 million in the first six months of 2015 compared to the first six months of 2014. The decreases in both periods were primarily due to lower average contractholder funds and lower interest crediting rates. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $6 million in second quarter 2015 compared to an increase of $4 million in second quarter 2014, and increased interest credited to contractholder funds by $1 million in the first six months of 2015 compared to an increase of $21 million in the first six months of 2014.
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
The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Life insurance	$30	$23	$61	$51
Accident and health insurance	1	2	3	6
Net investment income on investments supporting capital	19	31	39	60
Subtotal – Allstate Life	50	56	103	117
Life insurance	3	3	5	5
Accident and health insurance	3	2	5	5
Net investment income on investments supporting capital	4	4	8	8
Subtotal – Allstate Benefits	10	9	18	18
Annuities and institutional products	77	98	146	208
Net investment income on investments supporting capital	34	37	67	77
Subtotal – Allstate Annuities	111	135	213	285
Investment spread before valuation changes on embedded derivatives that are not hedged	171	200	334	420
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	6	(4)	(1)	(21)
Total investment spread	$177	$196	$333	$399
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 14.5% or $29 million in the second quarter of 2015 and 20.5% or $86 million in the first six months of 2015 compared to the same periods of 2014.  Excluding results of the LBL business for first quarter 2014 of $46 million, investment spread before valuation changes on embedded derivatives that are not hedged decreased $40 million in the first six months of 2015 compared to the first six months of 2014. The decreases in both periods were primarily due to lower net investment income, partially offset by lower credited interest.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.  For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale were included for periods prior to April 1, 2014.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2015	2014	2015	2014	2015	2014
Interest-sensitive life insurance	5.1%	5.3%	3.9%	4.0%	1.2%	1.3%
Deferred fixed annuities and institutional products	4.4	4.4	2.8	2.8	1.6	1.6
Immediate fixed annuities with and without life contingencies	7.5	8.0	5.9	5.9	1.6	2.1
Investments supporting capital, traditional life and other products	4.1	4.8	n/a	n/a	n/a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2015	2014	2015	2014	2015	2014
Interest-sensitive life insurance	5.1%	5.3%	3.9%	3.9%	1.2%	1.4%
Deferred fixed annuities and institutional products	4.4	4.4	2.8	2.9	1.6	1.5
Immediate fixed annuities with and without life contingencies	7.4	7.8	5.9	6.0	1.5	1.8
Investments supporting capital, traditional life and other products	4.2	4.4	n/a	n/a	n/a	n/a
The following table summarizes our product liabilities and indicates the account value of those contracts and policies for which an investment spread is generated.

($ in millions)	June 30,
	2015	2014
Immediate fixed annuities with life contingencies	$8,751	$8,916
Other life contingent contracts and other	3,476	3,772
Reserve for life-contingent contract benefits	$12,227	$12,688

Interest-sensitive life insurance	$7,932	$7,812
Deferred fixed annuities	10,329	11,778
Immediate fixed annuities without life contingencies	3,346	3,559
Institutional products	85	85
Other	276	238
Contractholder funds	$21,968	$23,472
Amortization of DAC   The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$62	$65	$131	$139
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	3	1	4	1
Amortization (deceleration) acceleration for changes in assumptions (“DAC unlocking”)	—	—	—	—
Total amortization of DAC	$65	$66	$135	$140
____________________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 1.5% or $1 million in the second quarter of 2015 and 3.6% or $5 million in the first six months of 2015 compared to the same periods of 2014.  Excluding results of the LBL business for first quarter 2014 of $5 million, amortization of DAC in the first six months of 2015 was comparable to the same period of 2014.
Operating costs and expenses increased 5.4% or $6 million in the second quarter of 2015 and 4.8% or $11 million in the first six months of 2015 compared to the same periods of 2014.  Excluding results of the LBL business for first quarter 2014 of $8 million, operating costs and expenses increased $19 million in the first six months of 2015 compared to the same period of 2014. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Non-deferrable commissions	$25	$22	$51	$53
General and administrative expenses	80	77	164	148
Taxes and licenses	13	13	26	29
Total operating costs and expenses	$118	$112	$241	$230

Restructuring and related charges	$2	$1	$2	$3

Allstate Life	$53	$56	$111	$116
Allstate Benefits	55	49	110	101
Allstate Annuities	10	7	20	13
Total operating costs and expenses	$118	$112	$241	$230
General and administrative expenses increased 3.9% or $3 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to increased expenses at Allstate Benefits relating to employee costs, technology costs and acquisition expenses. General and administrative expenses increased 10.8% or $16 million in the first six months of 2015 compared to the first six months of 2014, primarily due to increased expenses at Allstate Benefits relating to employee costs and acquisition expenses, reinsurance expense allowances paid to LBL for business reinsured to Allstate Life Insurance Company (“ALIC”) after the sale, and a guaranty fund accrual release in the prior year period.
Income tax expense included $17 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects in first quarter 2015.

INVESTMENTS HIGHLIGHTS

•	Investments totaled $79.14 billion as of June 30, 2015, decreasing from $81.11 billion as of December 31, 2014.

•	Unrealized net capital gains totaled $2.31 billion as of June 30, 2015, decreasing from $3.17 billion as of December 31, 2014.

•
Net investment income was $789 million in the second quarter of 2015, a decrease of 12.1% from $898 million in the second quarter of 2014, and $1.64 billion in the first six months of 2015, a decrease of 11.7% from $1.86 billion in the first six months of 2014.

•
Net realized capital gains were $108 million in the second quarter of 2015 compared to $240 million in the second quarter of 2014 and $247 million in the first six months of 2015 compared to $294 million in the first six months of 2014.

INVESTMENTS
The composition of the investment portfolios as of June 30, 2015 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$29,610	77.6%	$27,791	73.5%	$2,529	79.1%	$59,930	75.7%
Equity securities (2)	3,018	7.9	979	2.6	3	0.1	4,000	5.1
Mortgage loans	343	0.9	4,000	10.6	—	—	4,343	5.5
Limited partnership interests (3)	2,466	6.5	2,066	5.5	4	0.1	4,536	5.7
Short-term investments (4)	1,108	2.9	1,053	2.8	660	20.7	2,821	3.6
Other	1,602	4.2	1,909	5.0	—	—	3,511	4.4
Total	$38,147	100.0%	$37,798	100.0%	$3,196	100.0%	$79,141	100.0%
____________________

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $29.35 billion, $26.12 billion, $2.50 billion and $57.97 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $2.70 billion, $947 million, $3 million and $3.65 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(3)
We have commitments to invest in additional limited partnership interests totaling $1.22 billion, $1.24 billion and $2.46 billion for Property-Liability, Allstate Financial, and in Total, respectively.

(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $1.11 billion, $1.05 billion, $660 million and $2.82 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(5)	Balances reflect the elimination of related party investments between segments.
Investments totaled $79.14 billion as of June 30, 2015, decreasing from $81.11 billion as of December 31, 2014 primarily due to common share repurchases, dividends paid to shareholders and a decline in fixed income valuations resulting from an increase in risk-free interest rates.
The Property-Liability investment portfolio totaled $38.15 billion as of June 30, 2015, decreasing from $39.08 billion as of December 31, 2014 primarily due to dividends paid by Allstate Insurance Company (“AIC”) to The Allstate Corporation (the “Corporation”) and a decline in fixed income valuations, partially offset by positive operating cash flows.
The Allstate Financial investment portfolio totaled $37.80 billion as of June 30, 2015, decreasing from $38.81 billion as of December 31, 2014 primarily due to net reductions in contractholder funds and a decline in fixed income valuations.
The Corporate and Other investment portfolio of $3.20 billion as of June 30, 2015 is comparable to $3.22 billion as of December 31, 2014.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of June 30, 2015	Percent to total investments	Fair value as of December 31, 2014	Percent to total investments
U.S. government and agencies	$3,936	5.0%	$4,328	5.3%
Municipal	8,594	10.8	8,497	10.5
Corporate	42,317	53.5	42,144	52.0
Foreign government	1,324	1.7	1,645	2.0
Asset-backed securities (“ABS”)	2,076	2.6	3,978	4.9
Residential mortgage-backed securities (“RMBS”)	1,083	1.4	1,207	1.5
Commercial mortgage-backed securities (“CMBS”)	575	0.7	615	0.8
Redeemable preferred stock	25	—	26	—
Total fixed income securities	$59,930	75.7%	$62,440	77.0%
As of June 30, 2015, 85.3% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of June 30, 2015.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,936	$109	$—	$—	$3,936	$109
Municipal
Tax exempt	4,948	78	62	(5)	5,010	73
Taxable	3,516	405	68	5	3,584	410
Corporate
Public	25,969	828	4,798	(14)	30,767	814
Privately placed	8,837	399	2,713	(49)	11,550	350
Foreign government	1,324	66	—	—	1,324	66
ABS
Collateralized debt obligations (“CDO”)	727	(3)	136	(14)	863	(17)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,192	12	21	—	1,213	12
RMBS
U.S. government sponsored entities (“U.S. Agency”)	238	9	—	—	238	9
Non-agency	85	2	760	90	845	92
CMBS	332	11	243	26	575	37
Redeemable preferred stock	25	4	—	—	25	4
Total fixed income securities	$51,129	$1,920	$8,801	$39	$59,930	$1,959
Municipal bonds, including tax exempt and taxable securities, totaled $8.59 billion as of June 30, 2015 with an unrealized net capital gain of $483 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $42.32 billion as of June 30, 2015, with an unrealized net capital gain of $1.16 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
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
ABS, including CDO and Consumer and other ABS, totaled $2.08 billion as of June 30, 2015, with 92.4% rated investment grade and an unrealized net capital loss of $5 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $863 million as of June 30, 2015, with 84.2% rated investment grade and an unrealized net capital loss of $17 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $1.21 billion as of June 30, 2015, with 98.3% rated investment grade.  Consumer and other ABS consists of $531 million of consumer auto, $354 million of credit card and $328 million of other ABS with unrealized net capital gains of $0 million, $1 million and $11 million, respectively.
RMBS totaled $1.08 billion as of June 30, 2015, with 29.8% rated investment grade and an unrealized net capital gain of $101 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.  The non-agency portfolio totaled $845 million as of June 30, 2015, with 10.1% rated investment grade and an unrealized net capital gain of $92 million.
CMBS totaled $575 million as of June 30, 2015, with 57.7% rated investment grade and an unrealized net capital gain of $37 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 95.2% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS.
Mortgage loans, which are primarily held in the Allstate Financial portfolio, totaled $4.34 billion as of June 30, 2015 and primarily comprise loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Limited partnership interests consist of investments in private equity/debt, real estate and other funds.  The limited partnership interests portfolio is diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of June 30, 2015.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Other funds	Total
Cost method of accounting (“Cost”)	$935	$195	$—	$1,130
Equity method of accounting (“EMA”)	2,077	969	360	3,406
Total	$3,012	$1,164	$360	$4,536

Number of managers	100	36	13	149
Number of individual funds	184	78	18	280
Largest exposure to single fund	$107	$99	$150	$150
______________

(1)	Includes $692 million of infrastructure and real asset funds.

The following tables show the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended June 30,
	2015				2014
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$57	$56	$113	$—	$50	$73	$123	$(2)
Real estate funds	18	(8)	10	—	14	41	55	(4)
Other funds	—	(5)	(5)	—	2	15	17	—
Total	$75	$43	$118	$—	$66	$129	$195	$(6)

	Six months ended June 30,
	2015				2014
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$80	$113	$193	$(3)	$86	$143	$229	$(12)
Real estate funds	37	96	133	(2)	28	65	93	(7)
Other funds	—	(10)	(10)	—	2	13	15	—
Total	$117	$199	$316	$(5)	$116	$221	$337	$(19)
Limited partnership interests produced income, excluding impairment write-downs, of $118 million and $316 million in the three months and six months ended June 30, 2015, respectively, compared to $195 million and $337 million in the three months and six months ended June 30, 2014, respectively, primarily due to lower EMA limited partnership valuations. Economic conditions and equity market performance continue to be reflected in limited partnership results, and we continue to expect this income to vary significantly between periods. Income on EMA limited partnerships is generally recognized on a delay due to the availability of the related financial statements.  The recognition of income on private equity/debt funds and real estate funds are generally on a three month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.
Unrealized net capital gains totaled $2.31 billion as of June 30, 2015 compared to $3.17 billion as of December 31, 2014.  The decrease for fixed income securities was primarily due to an increase in risk-free interest rates and the realization of unrealized net capital gains through sales.  The following table presents unrealized net capital gains and losses.

($ in millions)	June 30, 2015	December 31, 2014
U.S. government and agencies	$109	$136
Municipal	483	620
Corporate	1,164	1,758
Foreign government	66	102
ABS	(5)	7
RMBS	101	99
CMBS	37	42
Redeemable preferred stock	4	4
Fixed income securities	1,959	2,768
Equity securities	351	412
Derivatives	3	(2)
EMA limited partnerships	(5)	(5)
Unrealized net capital gains and losses, pre-tax	$2,308	$3,173
The unrealized net capital gain for the fixed income portfolio totaled $1.96 billion, comprised of $2.40 billion of gross unrealized gains and $438 million of gross unrealized losses as of June 30, 2015.  This is compared to an unrealized net capital gain for the fixed income portfolio totaling $2.77 billion, comprised of $3.08 billion of gross unrealized gains and $314 million of gross unrealized losses as of December 31, 2014.

Gross unrealized gains and losses on fixed income securities by type and sector as of June 30, 2015 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Energy	$5,063	$148	$(69)	$5,142
Consumer goods (cyclical and non-cyclical)	11,042	292	(55)	11,279
Basic industry	2,355	57	(40)	2,372
Banking	3,210	54	(38)	3,226
Communications	3,088	95	(37)	3,146
Capital goods	3,845	163	(33)	3,975
Utilities	4,864	420	(29)	5,255
Technology	2,638	50	(28)	2,660
Transportation	1,616	108	(18)	1,706
Financial services	2,870	100	(11)	2,959
Other	562	37	(2)	597
Total corporate fixed income portfolio	41,153	1,524	(360)	42,317
U.S. government and agencies	3,827	110	(1)	3,936
Municipal	8,111	519	(36)	8,594
Foreign government	1,258	67	(1)	1,324
ABS	2,081	21	(26)	2,076
RMBS	982	113	(12)	1,083
CMBS	538	39	(2)	575
Redeemable preferred stock	21	4	—	25
Total fixed income securities	$57,971	$2,397	$(438)	$59,930
The energy, consumer goods, basic industry, banking and communications sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2015.  In general, the gross unrealized losses are related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
The unrealized net capital gain for the equity portfolio totaled $351 million, comprised of $413 million of gross unrealized gains and $62 million of gross unrealized losses as of June 30, 2015.  This is compared to an unrealized net capital gain for the equity portfolio totaling $412 million, comprised of $467 million of gross unrealized gains and $55 million of gross unrealized losses as of December 31, 2014.
Global oil prices have declined significantly since September 30, 2014. Within the energy sector, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil prices remain at depressed levels for an extended period or decline further, certain issuers and investments may come under duress. Corporate fixed income and equity securities with gross unrealized losses that have direct exposure to the energy sector, have an aggregate carrying value of $2.03 billion and gross unrealized losses of $82 million as of June 30, 2015. Approximately 80% of the $5.14 billion of corporate fixed income securities with direct exposure to the energy sector were investment grade as of June 30, 2015.
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed income securities	$567	$584	$1,135	$1,289
Equity securities	31	35	54	63
Mortgage loans	57	71	112	152
Limited partnership interests	118	195	316	337
Short-term investments	3	3	4	4
Other	49	44	94	86
Investment income, before expense	825	932	1,715	1,931
Investment expense	(36)	(34)	(76)	(74)
Net investment income	$789	$898	$1,639	$1,857
Net investment income decreased 12.1% or $109 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to lower limited partnership income and lower average investment balances. Net investment income decreased 11.7% or $218 million in the first six months of 2015 compared to the first six months of 2014, primarily due to lower average investment balances relating to the sale of LBL on April 1, 2014, and lower prepayment fee income and litigation proceeds.  Net investment income in the second quarter and first six months of 2015 includes $19 million and $34 million, respectively, related to prepayment fee income and litigation proceeds compared to $36 million and $77 million in the second quarter and first six months of 2014, respectively.  These items may vary significantly from period to period and may not recur.  Economic conditions and equity market performance continue to be reflected in limited partnership results, and we continue to expect this income to vary significantly between periods.
Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Impairment write-downs	$(11)	$(6)	$(30)	$(22)
Change in intent write-downs	(32)	(39)	(62)	(104)
Net other-than-temporary impairment losses recognized in earnings	(43)	(45)	(92)	(126)
Sales	146	290	362	437
Valuation and settlements of derivative instruments	5	(5)	(23)	(17)
Realized capital gains and losses, pre-tax	108	240	247	294
Income tax expense	(39)	(86)	(88)	(105)
Realized capital gains and losses, after-tax	$69	$154	$159	$189
Impairment write-downs, which include changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed income securities	$(4)	$2	$(9)	$(4)
Equity securities	(4)	(2)	(13)	(3)
Mortgage loans	—	—	—	4
Limited partnership interests	—	(6)	(5)	(19)
Other investments	(3)	—	(3)	—
Impairment write-downs	$(11)	$(6)	$(30)	$(22)
Impairment write-downs on fixed income securities for the three and six months ended June 30, 2015 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to cost method limited partnerships that experienced declines in portfolio valuations deemed to be other-than-temporary.
Change in intent write-downs totaling $32 million and $62 million in the three and six months ended June 30, 2015, respectively, were primarily related to the repositioning and ongoing portfolio management of our equity securities. For certain equity securities managed by third parties, we do not retain decision making authority as it pertains to selling securities that are in an unrealized loss position and therefore we recognize any unrealized loss at the end of the period through a charge to earnings.
Sales generated $146 million and $362 million of net realized capital gains in the three and six months ended June 30, 2015, respectively. Sales primarily included fixed income securities with longer maturity dates to reduce the risk of rising interest rates and equity securities in connection with ongoing portfolio management.
Valuation and settlements of derivative instruments generated net realized capital gains of $5 million for the three months ended June 30, 2015 and net realized capital losses of $23 million for the six months ended June 30, 2015 primarily related to foreign currency contracts due to the strengthening of the Canadian dollar for the three months ended June 30, 2015 and a weakening of the Canadian dollar for the six months ended June 30, 2015, respectively.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•	Shareholders’ equity as of June 30, 2015 was $21.30 billion, a decrease of 4.5% from $22.30 billion as of December 31, 2014.

•
On January 2, 2015 and April 1, 2015, we paid common shareholder dividends of $0.28 and $0.30, respectively.  On May 19, 2015, we declared a common shareholder dividend of $0.30 payable on July 1, 2015. On July 14, 2015, we declared a common shareholder dividend of $0.30 payable on October 1, 2015.

•	As of June 30, 2015, there was $1.9 billion remaining on the $3 billion common share repurchase program.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	June 30, 2015	December 31, 2014
Preferred stock, common stock, retained income and other shareholders’ equity items	$21,231	$21,743
Accumulated other comprehensive income	67	561
Total shareholders’ equity	21,298	22,304
Debt	5,186	5,194
Total capital resources	$26,484	$27,498
Ratio of debt to shareholders’ equity	24.3%	23.3%
Ratio of debt to capital resources	19.6%	18.9%
Shareholders’ equity decreased in the first six months of 2015, primarily due to common share repurchases, decreased unrealized net capital gains on investments and dividends paid to shareholders, partially offset by net income.  In the six months ended June 30, 2015, we paid dividends of $243 million and $58 million related to our common and preferred shares, respectively.
Debt In May 2015, Federal Home Loan Bank advances of $8 million were repaid. We have no debt maturities until 2018.
Common share repurchases  As of June 30, 2015, there was $1.9 billion remaining on the common share repurchase program.
In March 2015 we commenced a $3 billion common share repurchase program that is expected to be completed by July 2016. In February 2015, we completed a $2.5 billion common share repurchase program that commenced in February 2014.
In March 2015, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with Goldman, Sachs & Co. to purchase $500 million of our outstanding stock. This ASR agreement settled on May 8, 2015.
During the first six months of 2015, we repurchased 20.6 million common shares for $1.43 billion in the market and under the ASR Agreement that settled on May 8, 2015.
Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.  As anticipated, the preferred stock and subordinated debentures have been viewed as having a common equity component by certain rating agencies and are given equity credit up to a pre-determined limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock. In February 2015, A.M. Best affirmed The Allstate Corporation’s debt and short-term issuer ratings of a- and AMB-1, respectively, and the insurance financial strength ratings of A+ for AIC and ALIC.  The outlook for the ratings remained stable.  In June 2015, Moody’s affirmed The Allstate Corporation’s debt and short-term issuer ratings of A3 and P-2, respectively, and the insurance financial strength ratings of Aa3 for AIC and A1 for ALIC.  The outlook for the ratings remained stable. In July 2015, S&P affirmed The Allstate Corporation’s debt and short-term issuer ratings of A- and A-1, respectively, and the insurance financial strength ratings of AA- for AIC and A+ for ALIC. The outlook for the ratings remained stable.
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
Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $3.40 billion as of June 30, 2015 comprising cash and investments that are generally saleable within one quarter.  The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.  This provides funds for the parent company’s fixed charges and other corporate purposes.
In the first six months of 2015, AIC paid dividends totaling $1.70 billion to its parent, Allstate Insurance Holdings, LLC (“AIH”), which then paid $1.69 billion of dividends to the Corporation.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.  We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration.  As of June 30, 2015, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions.  In the first six months of 2015, we did not defer interest payments on the subordinated debentures.
Additional borrowings to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2015, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements.  In April 2015, we extended the maturity date of this facility to April 2020.  The facility is fully subscribed among 11 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 11.8% as of June 30, 2015.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the second quarter or the first six months of 2015.

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission on April 30, 2015.  We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 498 million shares of treasury stock as of June 30, 2015), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $21.97 billion as of June 30, 2015.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2015.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,545	16.1%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,900	26.9
Market value adjustments (2)	2,175	9.9
Subject to discretionary withdrawal without adjustments (3)	10,348	47.1
Total contractholder funds (4)	$21,968	100.0%
_______________

(1)	Includes $2.13 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.53 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	87% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $844 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.7% and 9.5% in the first six months of 2015 and 2014, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
The following table summarizes consolidated cash flow activities by segment for the first six months ended June 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$1,187	$954	$199	$355	$(83)	$(108)	$1,303	$1,201
Investing activities	628	342	405	1,602	21	(923)	1,054	1,021
Financing activities	43	(26)	(627)	(1,263)	(1,625)	(719)	(2,209)	(2,008)
Net increase in consolidated cash							$148	$214
_______________
(1)    Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.
Property-Liability  Higher cash provided by operating activities in the first six months of 2015 compared to the first six months of 2014 was primarily due to increased premiums, partially offset by higher claim payments.
Higher cash provided by investing activities in the first six months of 2015 compared to the first six months of 2014 was primarily due to decreases in purchases of securities, partially offset by decreases in sales of securities and increased purchases of short-term investments.
Allstate Financial  Lower cash provided by operating activities in the first six months of 2015 compared to the first six months of 2014 was primarily due to lower net investment income and higher income tax payments, partially offset by higher premiums on accident and health and traditional life insurance products.
Lower cash provided by investing activities in the first six months of 2015 compared to the first six months of 2014 was the result of lower cash used in financing activities due to lower contractholder fund disbursements.
Lower cash used in financing activities in the first six months of 2015 compared to the first six months of 2014 was primarily due to lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits.

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
Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total number of shares (or units) purchased (1)		Average price paid per share (or unit)		Total number of shares (or units) purchased as part of publicly announced plans or programs (3)		Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
April 1, 2015 - April 30, 2015
Open Market Purchases	674,155		$71.3325		673,493
May 1, 2015 - May 31, 2015
May 2015 ASR	1,089,848	(2)	$70.3267	(2)	1,089,848	(2)
Open Market Purchases	2,286,634		$67.7754		2,282,936
June 1, 2015 - June 30, 2015
Open Market Purchases	3,590,476		$66.6539		3,589,970
Total	7,641,113		$67.9261		7,636,247		$1.9 billion
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

April:   662
May:  3,698
June: 506

(2)
On March 19, 2015, Allstate entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. to purchase $500 million of our outstanding shares of common stock, which was settled on May 8, 2015. Under the ASR Agreement, we repurchased a total of 7.1 million shares at an average repurchase price of $70.3267.

(3) From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(4)	On February 4, 2015, we announced the approval of an additional common share repurchase program for $3 billion, to be completed by July 31, 2016.

Item 6.  Exhibits

(a)	Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 3, 2015, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 3, 2015	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)