Form 10-Q
period 2015-09-30
ALLSTATE CORP
filed 2015-11-02
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
As of October 19, 2015, the registrant had 387,306,176 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2015

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$7,650	$7,307	$22,625	$21,575
Life and annuity premiums and contract charges	538	512	1,611	1,637
Net investment income	807	823	2,446	2,680
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(186)	(53)	(286)	(177)
OTTI losses reclassified to (from) other comprehensive income	12	—	20	(2)
Net OTTI losses recognized in earnings	(174)	(53)	(266)	(179)
Sales and other realized capital gains and losses	207	347	546	767
Total realized capital gains and losses	33	294	280	588
	9,028	8,936	26,962	26,480
Costs and expenses
Property-liability insurance claims and claims expense	5,255	4,909	15,835	14,810
Life and annuity contract benefits	460	433	1,347	1,334
Interest credited to contractholder funds	194	198	578	717
Amortization of deferred policy acquisition costs	1,092	1,030	3,248	3,100
Operating costs and expenses	992	1,068	3,143	3,185
Restructuring and related charges	9	3	32	13
Loss on extinguishment of debt	—	—	—	1
Interest expense	73	78	219	249
	8,075	7,719	24,402	23,409

Gain (loss) on disposition of operations	2	(27)	2	(77)

Income from operations before income tax expense	955	1,190	2,562	2,994

Income tax expense	305	409	880	968

Net income	650	781	1,682	2,026

Preferred stock dividends	29	31	87	75

Net income available to common shareholders	$621	$750	$1,595	$1,951

Earnings per common share:
Net income available to common shareholders per common share - Basic	$1.56	$1.77	$3.92	$4.49
Weighted average common shares - Basic	397.0	424.5	406.5	435.0
Net income available to common shareholders per common share - Diluted	$1.54	$1.74	$3.87	$4.42
Weighted average common shares - Diluted	402.1	431.2	412.4	441.6
Cash dividends declared per common share	$0.30	$0.28	$0.90	$0.84

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$650	$781	$1,682	$2,026

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(540)	(323)	(1,047)	181
Unrealized foreign currency translation adjustments	(14)	(17)	(50)	(20)
Unrecognized pension and other postretirement benefit cost	25	12	74	31
Other comprehensive (loss) income, after-tax	(529)	(328)	(1,023)	192

Comprehensive income	$121	$453	$659	$2,218

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30, 2015	December 31, 2014
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $56,918 and $59,672)	$58,257	$62,440
Equity securities, at fair value (cost $4,123 and $3,692)	4,236	4,104
Mortgage loans	4,402	4,188
Limited partnership interests	4,823	4,527
Short-term, at fair value (amortized cost $3,036 and $2,540)	3,036	2,540
Other	3,588	3,314
Total investments	78,342	81,113
Cash	905	657
Premium installment receivables, net	5,711	5,465
Deferred policy acquisition costs	3,811	3,525
Reinsurance recoverables, net	8,468	8,490
Accrued investment income	575	591
Property and equipment, net	1,050	1,031
Goodwill	1,219	1,219
Other assets	2,091	2,046
Separate Accounts	3,677	4,396
Total assets	$105,849	$108,533
Liabilities
Reserve for property-liability insurance claims and claims expense	$23,757	$22,923
Reserve for life-contingent contract benefits	12,229	12,380
Contractholder funds	21,559	22,529
Unearned premiums	12,343	11,655
Claim payments outstanding	804	784
Deferred income taxes	243	715
Other liabilities and accrued expenses	5,558	5,653
Long-term debt	5,175	5,194
Separate Accounts	3,677	4,396
Total liabilities	85,345	86,229
Commitments and Contingent Liabilities (Note 10)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand shares issued and outstanding, and $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 390 million and 418 million shares outstanding	9	9
Additional capital paid-in	3,224	3,199
Retained income	39,068	37,842
Deferred ESOP expense	(23)	(23)
Treasury stock, at cost (510 million and 482 million shares)	(23,058)	(21,030)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	57	72
Other unrealized net capital gains and losses	886	1,988
Unrealized adjustment to DAC, DSI and insurance reserves	(64)	(134)
Total unrealized net capital gains and losses	879	1,926
Unrealized foreign currency translation adjustments	(52)	(2)
Unrecognized pension and other postretirement benefit cost	(1,289)	(1,363)
Total accumulated other comprehensive (loss) income	(462)	561
Total shareholders’ equity	20,504	22,304
Total liabilities and shareholders’ equity	$105,849	$108,533

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)	Nine months ended September 30,
	2015	2014
	(unaudited)
Preferred stock par value	$—	$—

Preferred stock additional capital paid-in
Balance, beginning of period	1,746	780
Preferred stock issuance	—	966
Balance, end of period	1,746	1,746

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,199	3,143
Forward contract on accelerated share repurchase agreement	—	(113)
Equity incentive plans activity	25	29
Balance, end of period	3,224	3,059

Retained income
Balance, beginning of period	37,842	35,580
Net income	1,682	2,026
Dividends on common stock	(369)	(367)
Dividends on preferred stock	(87)	(75)
Balance, end of period	39,068	37,164

Deferred ESOP expense
Balance, beginning of period	(23)	(31)
Payments	—	—
Balance, end of period	(23)	(31)

Treasury stock
Balance, beginning of period	(21,030)	(19,047)
Shares acquired	(2,230)	(2,054)
Shares reissued under equity incentive plans, net	202	245
Balance, end of period	(23,058)	(20,856)

Accumulated other comprehensive income
Balance, beginning of period	561	1,046
Change in unrealized net capital gains and losses	(1,047)	181
Change in unrealized foreign currency translation adjustments	(50)	(20)
Change in unrecognized pension and other postretirement benefit cost	74	31
Balance, end of period	(462)	1,238
Total shareholders’ equity	$20,504	$22,329

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine months ended September 30,
	2015	2014
Cash flows from operating activities	(unaudited)
Net income	$1,682	$2,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	275	277
Realized capital gains and losses	(280)	(588)
Loss on extinguishment of debt	—	1
(Gain) loss on disposition of operations	(2)	77
Interest credited to contractholder funds	578	717
Changes in:
Policy benefits and other insurance reserves	500	50
Unearned premiums	762	822
Deferred policy acquisition costs	(219)	(189)
Premium installment receivables, net	(290)	(386)
Reinsurance recoverables, net	(133)	(110)
Income taxes	(60)	175
Other operating assets and liabilities	(127)	(307)
Net cash provided by operating activities	2,686	2,565
Cash flows from investing activities
Proceeds from sales
Fixed income securities	22,796	27,648
Equity securities	2,688	5,263
Limited partnership interests	795	1,084
Mortgage loans	6	10
Other investments	178	292
Investment collections
Fixed income securities	3,248	2,787
Mortgage loans	305	868
Other investments	254	158
Investment purchases
Fixed income securities	(22,928)	(30,650)
Equity securities	(3,238)	(4,208)
Limited partnership interests	(930)	(892)
Mortgage loans	(524)	(218)
Other investments	(743)	(652)
Change in short-term investments, net	(577)	265
Change in other investments, net	(16)	58
Purchases of property and equipment, net	(219)	(207)
Disposition of operations	—	378
Net cash provided by investing activities	1,095	1,984
Cash flows from financing activities
Repayments of long-term debt	(20)	(1,006)
Proceeds from issuance of preferred stock	—	965
Contractholder fund deposits	784	926
Contractholder fund withdrawals	(1,793)	(2,831)
Dividends paid on common stock	(365)	(360)
Dividends paid on preferred stock	(87)	(56)
Treasury stock purchases	(2,216)	(2,189)
Shares reissued under equity incentive plans, net	121	204
Excess tax benefits on share-based payment arrangements	44	22
Other	(1)	(14)
Net cash used in financing activities	(3,533)	(4,339)
Net increase in cash	248	210
Cash at beginning of period	657	675
Cash at end of period	$905	$885
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
The condensed consolidated financial statements and notes as of September 30, 2015 and for the three-month and nine-month periods ended September 30, 2015 and 2014 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.
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
Pending accounting standards
Revenue from Contracts with Customers
In May 2014, the FASB issued guidance which revises the criteria for revenue recognition.  Insurance contracts are excluded from the scope of the new guidance.  Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer.  Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs.  The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively.  The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB issued guidance which clarifies that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award.  Compensation costs should reflect the amount attributable to the periods for which the requisite service has been rendered.  Total compensation expense recognized during and after the requisite service period (which may differ from the vesting period) should reflect the number of awards that are expected to vest and should be adjusted to reflect the number of awards that ultimately vest.  The guidance is effective for reporting periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively.  The Company’s existing accounting policy for performance targets that affect the vesting of share-based payment awards is consistent with the proposed guidance and as such the impact of adoption is not expected to impact the Company’s results of operations or financial position.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued guidance affecting the consolidation evaluation for limited partnerships and similar entities, fees paid to a decision maker or service provider, and variable interests in a variable interest entity held by related parties of the reporting enterprise. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015.  The Company is in the process of assessing the impact of adoption which is not expected to be material to the Company’s results of operations or financial position.

Presentation of Debt Issuance Costs
In April 2015, the FASB issued guidance that amends the accounting for debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct reduction in the carrying amount of the debt liability. The amortization of debt issuance costs shall be classified as interest expense. In August 2015, the FASB expanded the guidance on debt issuance costs to address debt issuance costs associated with line-of-credit agreements. The guidance allows reporting entities to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for reporting periods beginning after December 15, 2015 and is to be applied retrospectively.  The impact of adoption of the new guidance is not expected to be material to the Company’s results of operations or financial position.
Disclosures about Short-Duration Contracts
In May 2015, the FASB issued guidance requiring expanded disclosures for insurance entities that issue short-duration contracts. The expanded disclosures are designed to provide additional insight into an insurance entity’s ability to underwrite and anticipate costs associated with insurance claims. The disclosures include information about incurred and paid claims development by accident year, on a net basis after reinsurance, for the number of years claims incurred typically remain outstanding, not to exceed ten years. Each period presented in the disclosure about claims development that precedes the current reporting period is considered required supplementary information. The expanded disclosures also include information about significant changes in methodologies and assumptions, a reconciliation of incurred and paid claims development to the carrying amount of the liability for unpaid claims and claim adjustment expenses, the total amount of incurred but not reported liabilities plus expected development, claims frequency information including the methodology used to determine claim frequency and any changes to that methodology, and claim duration. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, and is to be applied retrospectively.  The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.
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
The computation of basic and diluted earnings per common share is presented in the following table.

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$650	$781	$1,682	$2,026
Less: Preferred stock dividends	29	31	87	75
Net income available to common shareholders	$621	$750	$1,595	$1,951

Denominator:
Weighted average common shares outstanding	397.0	424.5	406.5	435.0
Effect of dilutive potential common shares:
Stock options	3.6	4.8	4.2	4.7
Restricted stock units (non-participating) and performance stock awards	1.5	1.9	1.7	1.9
Weighted average common and dilutive potential common shares outstanding	402.1	431.2	412.4	441.6

Earnings per common share - Basic	$1.56	$1.77	$3.92	$4.49
Earnings per common share - Diluted	$1.54	$1.74	$3.87	$4.42
The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.  Options to purchase 2.2 million and 3.3 million Allstate common shares, with exercise prices ranging from $52.22 to $71.29 and $49.96 to $62.42, were outstanding for the three-month periods ended September 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share in those periods.  Options to purchase 2.2 million and 4.5 million Allstate common shares, with exercise prices ranging from $57.98 to $71.29 and $45.61 to $62.42, were outstanding for the nine-month periods ended September 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share in those periods.
3.  Supplemental Cash Flow Information
Non-cash investing activities include $84 million and $105 million related to modifications of certain mortgage loans, fixed income securities and other investments, as well as mergers completed with equity securities for the nine months ended September 30, 2015 and 2014, respectively, and a $90 million obligation to fund a limited partnership investment for the nine months ended September 30, 2015.  Non-cash financing activities include $74 million and $46 million related to the issuance of Allstate common shares for vested restricted stock units and performance stock awards for the nine months ended September 30, 2015 and 2014, respectively.
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

($ in millions)	Nine months ended September 30,
	2015	2014
Net change in proceeds managed
Net change in short-term investments	$(2)	$(162)
Operating cash flow used	(2)	(162)
Net change in cash	1	7
Net change in proceeds managed	$(1)	$(155)

Net change in liabilities
Liabilities for collateral, beginning of period	$(782)	$(624)
Liabilities for collateral, end of period	(783)	(779)
Operating cash flow provided	$1	$155
4.  Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
September 30, 2015
U.S. government and agencies	$3,642	$118	$—	$3,760
Municipal	7,082	431	(19)	7,494
Corporate	40,997	1,322	(690)	41,629
Foreign government	1,026	60	(1)	1,085
Asset-backed securities (“ABS”)	2,727	19	(35)	2,711
Residential mortgage-backed securities (“RMBS”)	913	108	(10)	1,011
Commercial mortgage-backed securities (“CMBS”)	510	35	(3)	542
Redeemable preferred stock	21	4	—	25
Total fixed income securities	$56,918	$2,097	$(758)	$58,257

December 31, 2014
U.S. government and agencies	$4,192	$139	$(3)	$4,328
Municipal	7,877	645	(25)	8,497
Corporate	40,386	1,998	(240)	42,144
Foreign government	1,543	102	—	1,645
ABS	3,971	38	(31)	3,978
RMBS	1,108	112	(13)	1,207
CMBS	573	44	(2)	615
Redeemable preferred stock	22	4	—	26
Total fixed income securities	$59,672	$3,082	$(314)	$62,440

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of September 30, 2015:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$4,465	$4,494
Due after one year through five years	25,511	26,082
Due after five years through ten years	16,859	16,944
Due after ten years	5,933	6,473
	52,768	53,993
ABS, RMBS and CMBS	4,150	4,264
Total	$56,918	$58,257
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed income securities	$546	$581	$1,681	$1,870
Equity securities	23	28	77	91
Mortgage loans	53	54	165	206
Limited partnership interests	167	162	483	499
Short-term investments	4	1	8	5
Other	49	41	143	127
Investment income, before expense	842	867	2,557	2,798
Investment expense	(35)	(44)	(111)	(118)
Net investment income	$807	$823	$2,446	$2,680
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed income securities	$221	$23	$361	$121
Equity securities	(150)	213	(24)	474
Mortgage loans	1	2	2	3
Limited partnership interests	(55)	59	(52)	10
Derivatives	24	(8)	4	(27)
Other	(8)	5	(11)	7
Realized capital gains and losses	$33	$294	$280	$588
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Impairment write-downs	$(47)	$10	$(77)	$(12)
Change in intent write-downs	(127)	(63)	(189)	(167)
Net other-than-temporary impairment losses recognized in earnings	(174)	(53)	(266)	(179)
Sales and other	183	355	545	792
Valuation and settlements of derivative instruments	24	(8)	1	(25)
Realized capital gains and losses	$33	$294	$280	$588

Gross gains of $357 million and $353 million and gross losses of $120 million and $48 million were realized on sales of fixed income and equity securities during the three months ended September 30, 2015 and 2014, respectively.  Gross gains of $828 million and $866 million and gross losses of $241 million and $111 million were realized on sales of fixed income and equity securities during the nine months ended September 30, 2015 and 2014, respectively.
Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2015			Three months ended September 30, 2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$—	$(1)	$(3)	$—	$(3)
Corporate	(9)	—	(9)	(6)	1	(5)
ABS	(16)	12	(4)	—	—	—
RMBS	—	—	—	3	(1)	2
CMBS	(1)	—	(1)	—	—	—
Total fixed income securities	(27)	12	(15)	(6)	—	(6)
Equity securities	(151)	—	(151)	(63)	—	(63)
Mortgage loans	—	—	—	2	—	2
Limited partnership interests	(2)	—	(2)	14	—	14
Other	(6)	—	(6)	—	—	—
Other-than-temporary impairment losses	$(186)	$12	$(174)	$(53)	$—	$(53)

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(5)	$4	$(1)	$(9)	$—	$(9)
Corporate	(19)	4	(15)	(6)	1	(5)
ABS	(20)	13	(7)	(3)	—	(3)
RMBS	1	(1)	—	9	(3)	6
CMBS	(1)	—	(1)	—	—	—
Total fixed income securities	(44)	20	(24)	(9)	(2)	(11)
Equity securities	(226)	—	(226)	(149)	—	(149)
Mortgage loans	—	—	—	6	—	6
Limited partnership interests	(7)	—	(7)	(25)	—	(25)
Other	(9)	—	(9)	—	—	—
Other-than-temporary impairment losses	$(286)	$20	$(266)	$(177)	$(2)	$(179)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amounts exclude $221 million and $233 million as of September 30, 2015 and December 31, 2014, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2015	December 31, 2014
Municipal	$(8)	$(8)
ABS	(15)	(2)
RMBS	(105)	(108)
CMBS	(6)	(5)
Total	$(134)	$(123)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$(372)	$(424)	$(380)	$(513)
Additional credit loss for securities previously other-than-temporarily impaired	(7)	(1)	(10)	(2)
Additional credit loss for securities not previously other-than-temporarily impaired	(8)	(5)	(14)	(8)
Reduction in credit loss for securities disposed or collected	23	28	37	61
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	—	—	—	—
Change in credit loss due to accretion of increase in cash flows	—	1	3	2
Reduction in credit loss for securities sold in Lincoln Benefit Life Company (“LBL”) disposition	—	—	—	59
Ending balance	$(364)	$(401)	$(364)	$(401)
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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2015		Gains	Losses
Fixed income securities	$58,257	$2,097	$(758)	$1,339
Equity securities	4,236	274	(161)	113
Short-term investments	3,036	—	—	—
Derivative instruments (1)	11	11	(4)	7
Equity method (“EMA”) limited partnerships (2)				(5)
Unrealized net capital gains and losses, pre-tax				1,454
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(98)
Amounts recognized				(98)
Deferred income taxes				(477)
Unrealized net capital gains and losses, after-tax				$879
_______________

(1)	Included in the fair value of derivative instruments are $4 million classified as assets and $(7) million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2014		Gains	Losses
Fixed income securities	$62,440	$3,082	$(314)	$2,768
Equity securities	4,104	467	(55)	412
Short-term investments	2,540	—	—	—
Derivative instruments (1)	2	3	(5)	(2)
EMA limited partnerships				(5)
Unrealized net capital gains and losses, pre-tax				3,173
Amounts recognized for:
Insurance reserves				(28)
DAC and DSI				(179)
Amounts recognized				(207)
Deferred income taxes				(1,040)
Unrealized net capital gains and losses, after-tax				$1,926
_______________

(1)	Included in the fair value of derivative instruments are $3 million classified as assets and $1 million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the nine months ended September 30, 2015 is as follows:

($ in millions)
Fixed income securities	$(1,429)
Equity securities	(299)
Derivative instruments	9
Total	(1,719)
Amounts recognized for:
Insurance reserves	28
DAC and DSI	81
Amounts recognized	109
Deferred income taxes	563
Decrease in unrealized net capital gains and losses, after-tax	$(1,047)
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
September 30, 2015
Fixed income securities
U.S. government and agencies	5	$364	$—	—	$—	$—	$—
Municipal	171	495	(5)	9	48	(14)	(19)
Corporate	1,078	12,371	(563)	82	800	(127)	(690)
Foreign government	14	73	(1)	—	—	—	(1)
ABS	53	738	(17)	21	281	(18)	(35)
RMBS	76	13	—	176	132	(10)	(10)
CMBS	7	32	(1)	2	4	(2)	(3)
Total fixed income securities	1,404	14,086	(587)	290	1,265	(171)	(758)
Equity securities	354	1,619	(137)	25	84	(24)	(161)
Total fixed income and equity securities	1,758	$15,705	$(724)	315	$1,349	$(195)	$(919)

Investment grade fixed income securities	906	$9,147	$(217)	212	$762	$(80)	$(297)
Below investment grade fixed income securities	498	4,939	(370)	78	503	(91)	(461)
Total fixed income securities	1,404	$14,086	$(587)	290	$1,265	$(171)	$(758)

December 31, 2014
Fixed income securities
U.S. government and agencies	21	$1,501	$(3)	—	$—	$—	$(3)
Municipal	252	1,008	(9)	19	116	(16)	(25)
Corporate	576	7,545	(147)	119	1,214	(93)	(240)
Foreign government	2	13	—	1	19	—	—
ABS	81	1,738	(11)	26	315	(20)	(31)
RMBS	75	70	(1)	188	156	(12)	(13)
CMBS	8	33	—	3	32	(2)	(2)
Total fixed income securities	1,015	11,908	(171)	356	1,852	(143)	(314)
Equity securities	258	866	(53)	1	11	(2)	(55)
Total fixed income and equity securities	1,273	$12,774	$(224)	357	$1,863	$(145)	$(369)

Investment grade fixed income securities	754	$9,951	$(71)	281	$1,444	$(87)	$(158)
Below investment grade fixed income securities	261	1,957	(100)	75	408	(56)	(156)
Total fixed income securities	1,015	$11,908	$(171)	356	$1,852	$(143)	$(314)
As of September 30, 2015, $652 million of the $919 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $652 million, $223 million are related to unrealized losses on investment grade fixed income securities and $105 million are related to equity securities. Of the remaining $324 million, $276 million have been in an unrealized loss position for less than 12 months.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
As of September 30, 2015, the remaining $267 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $74 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $267 million, $137 million are related to below investment grade fixed income securities and $56 million are related to equity securities.  Of these amounts, $10 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2015.
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
As of September 30, 2015, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of September 30, 2015, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of September 30, 2015 and December 31, 2014, the carrying value of equity method limited partnerships totaled $3.68 billion and $3.41 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of September 30, 2015 and December 31, 2014, the carrying value for cost method limited partnerships was $1.15 billion and $1.12 billion, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the fund.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2015.
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

($ in millions)	September 30, 2015			December 31, 2014
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$106	$—	$106	$110	$—	$110
1.0 - 1.25	433	—	433	424	—	424
1.26 - 1.50	1,271	—	1,271	1,167	1	1,168
Above 1.50	2,565	18	2,583	2,450	20	2,470
Total non-impaired mortgage loans	$4,375	$18	$4,393	$4,151	$21	$4,172
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2015	December 31, 2014
Impaired mortgage loans with a valuation allowance	$9	$16
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$9	$16
Valuation allowance on impaired mortgage loans	$7	$8
The average balance of impaired loans was $12 million and $30 million for the nine months ended September 30, 2015 and 2014, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$7	$9	$8	$21
Net decrease in valuation allowance	—	(2)	—	(6)
Charge offs	—	—	(1)	(8)
Ending balance	$7	$7	$7	$7
Payments on all loans were current as of September 30, 2015 and December 31, 2014.

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
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2015
Assets
Fixed income securities:
U.S. government and agencies	$2,851	$904	$5		$3,760
Municipal	—	7,305	189		7,494
Corporate	—	41,029	600		41,629
Foreign government	—	1,085	—		1,085
ABS	—	2,529	182		2,711
RMBS	—	1,010	1		1,011
CMBS	—	523	19		542
Redeemable preferred stock	—	25	—		25
Total fixed income securities	2,851	54,410	996		58,257
Equity securities	3,925	170	141		4,236
Short-term investments	351	2,645	40		3,036
Other investments: Free-standing derivatives	—	42	1	$(14)	29
Separate account assets	3,677	—	—		3,677
Other assets	2	—	1		3
Total recurring basis assets	10,806	57,267	1,179	(14)	69,238
Non-recurring basis (1)	—	—	25		25
Total assets at fair value	$10,806	$57,267	$1,204	$(14)	$69,263
% of total assets at fair value	15.6%	82.7%	1.7%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(295)		$(295)
Other liabilities: Free-standing derivatives	(5)	(14)	(9)	$5	(23)
Total liabilities at fair value	$(5)	$(14)	$(304)	$5	$(318)
% of total liabilities at fair value	1.6%	4.4%	95.6%	(1.6)%	100%
_______________

(1)	Includes $8 million of limited partnership interests and $17 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$3,240	$1,082	$6		$4,328
Municipal	—	8,227	270		8,497
Corporate	—	41,253	891		42,144
Foreign government	—	1,645	—		1,645
ABS	—	3,782	196		3,978
RMBS	—	1,206	1		1,207
CMBS	—	592	23		615
Redeemable preferred stock	—	26	—		26
Total fixed income securities	3,240	57,813	1,387		62,440
Equity securities	3,787	234	83		4,104
Short-term investments	692	1,843	5		2,540
Other investments: Free-standing derivatives	—	95	2	$(5)	92
Separate account assets	4,396	—	—		4,396
Other assets	2	—	1		3
Total recurring basis assets	12,117	59,985	1,478	(5)	73,575
Non-recurring basis (1)	—	—	9		9
Total assets at fair value	$12,117	$59,985	$1,487	$(5)	$73,584
% of total assets at fair value	16.5%	81.5%	2.0%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(323)		$(323)
Other liabilities: Free-standing derivatives	(1)	(50)	(9)	$22	(38)
Total liabilities at fair value	$(1)	$(50)	$(332)	$22	$(361)
% of total liabilities at fair value	0.3%	13.8%	92.0%	(6.1)%	100%
_______________

(1)	Includes $6 million of mortgage loans and $3 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(242)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%
December 31, 2014
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(278)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of September 30, 2015 and December 31, 2014, Level 3 fair value measurements of fixed income securities total $996 million and $1.39 billion, respectively, and include $676 million and $1.03 billion, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $114 million and $169 million, respectively, of municipal securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2015.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2015	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$5	$—	$—	$—	$—
Municipal	215	3	—	3	—
Corporate	626	11	(10)	—	(24)
ABS	120	—	(1)	31	—
RMBS	1	—	—	—	—
CMBS	28	—	—	—	—
Total fixed income securities	995	14	(11)	34	(24)
Equity securities	108	(2)	(3)	—	—
Short-term investments	35	—	—	—	—
Free-standing derivatives, net	(7)	(1)	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,132	$11	$(14)	$34	$(24)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(315)	$19	$—	$—	$—
Total recurring Level 3 liabilities	$(315)	$19	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2015
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$—	$5
Municipal	—	(32)	—	—	189
Corporate	10	(11)	—	(2)	600
ABS	60	—	—	(28)	182
RMBS	—	—	—	—	1
CMBS	4	—	—	(13)	19
Total fixed income securities	74	(43)	—	(43)	996
Equity securities	38	—	—	—	141
Short-term investments	5	—	—	—	40
Free-standing derivatives, net	—	—	—	—	(8)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$117	$(43)	$—	$(43)	$1,170

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(295)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(295)
_____________

(1)
The effect to net income totals $30 million and is reported in the Condensed Consolidated Statements of Operations as follows: $8 million in realized capital gains and losses, $3 million in net investment income, $27 million in interest credited to contractholder funds and $(8) million in life and annuity contract benefits.

(2)	Comprises $1 million of assets and $9 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2015.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$6	$—	$—	$—	$—
Municipal	270	5	(4)	3	(2)
Corporate	891	11	(16)	5	(232)
ABS	196	(2)	1	43	(84)
RMBS	1	—	—	—	—
CMBS	23	—	—	—	—
Total fixed income securities	1,387	14	(19)	51	(318)
Equity securities	83	(1)	1	—	—
Short-term investments	5	—	—	—	—
Free-standing derivatives, net	(7)	—	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,469	$13	$(18)	$51	$(318)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(323)	$24	$—	$—	$—
Total recurring Level 3 liabilities	$(323)	$24	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2015
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$5
Municipal	—	(81)	—	(2)	189
Corporate	70	(57)	—	(72)	600
ABS	70	(5)	—	(37)	182
RMBS	—	—	—	—	1
CMBS	9	—	—	(13)	19
Total fixed income securities	149	(143)	—	(125)	996
Equity securities	58	—	—	—	141
Short-term investments	35	—	—	—	40
Free-standing derivatives, net	—	—	—	(1)	(8)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$242	$(143)	$—	$(126)	$1,170

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$5	$(295)
Total recurring Level 3 liabilities	$—	$—	$(1)	$5	$(295)
_____________

(1)
The effect to net income totals $37 million and is reported in the Condensed Consolidated Statements of Operations as follows: $4 million in realized capital gains and losses, $9 million in net investment income, $32 million in interest credited to contractholder funds and $(8) million in life and annuity contract benefits.

(2)	Comprises $1 million of assets and $9 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$6	$—	$—	$—	$—
Municipal	302	—	(7)	—	—
Corporate	965	4	(14)	23	—
ABS	142	1	1	—	(20)
RMBS	1	—	—	—	—
CMBS	55	(1)	—	—	—
Total fixed income securities	1,471	4	(20)	23	(20)
Equity securities	19	—	—	—	—
Free-standing derivatives, net	(5)	—	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,486	$4	$(20)	$23	$(20)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(331)	$9	$—	$—	$—
Total recurring Level 3 liabilities	$(331)	$9	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2014
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$—	$6
Municipal	5	(15)	—	5	290
Corporate	24	(12)	—	(54)	936
ABS	55	—	—	(5)	174
RMBS	—	—	—	—	1
CMBS	3	—	—	(3)	54
Total fixed income securities	87	(27)	—	(57)	1,461
Equity securities	64	—	—	—	83
Free-standing derivatives, net	—	—	—	(1)	(6)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$151	$(27)	$—	$(58)	$1,539

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(321)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(321)
_____________________

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$7	$—	$—	$—	$—
Municipal	343	(4)	4	—	(17)
Corporate	1,109	17	(4)	23	(37)
ABS	192	1	1	—	(121)
RMBS	2	—	—	—	—
CMBS	43	(1)	—	5	—
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	1,697	13	1	28	(175)
Equity securities	132	22	(15)	—	—
Short-term investments	—	—	—	—	—
Free-standing derivatives, net	(5)	1	—	—	—
Other assets	—	1	—	—	—
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$2,186	$36	$(12)	$32	$(177)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(5)	$—	$—	$—
Liabilities held for sale	(246)	17	—	—	—
Total recurring Level 3 liabilities	$(553)	$12	$—	$—	$—

	Sold in LBL disposition (3)	Purchases/ Issues (4)	Sales	Settlements	Balance as of September 30, 2014
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$6
Municipal	—	6	(41)	(1)	290
Corporate	—	56	(123)	(105)	936
ABS	—	119	—	(18)	174
RMBS	—	—	—	(1)	1
CMBS	4	8	(1)	(4)	54
Redeemable preferred stock	—	—	(1)	—	—
Total fixed income securities	4	189	(166)	(130)	1,461
Equity securities	—	67	(123)	—	83
Short-term investments	—	40	(40)	—	—
Free-standing derivatives, net	—	2	—	(4)	(6)	(2)
Other assets	—	—	—	—	1
Assets held for sale	(351)	—	(8)	(6)	—
Total recurring Level 3 assets	$(347)	$298	$(337)	$(140)	$1,539

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(13)	$—	$4	$(321)
Liabilities held for sale	230	(4)	—	3	—
Total recurring Level 3 liabilities	$230	$(17)	$—	$7	$(321)
_____________________

(1)
The effect to net income totals $48 million and is reported in the Condensed Consolidated Statements of Operations as follows: $29 million in realized capital gains and losses, $10 million in net investment income, $5 million in interest credited to contractholder funds, $8 million in life and annuity contract benefits and $(4) million in loss on disposition of operations.

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
There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2015 or 2014.
Transfers into Level 3 during the three months and nine months ended September 30, 2015 and 2014 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months and nine months ended September 30, 2015 and 2014 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Assets
Fixed income securities:
Municipal	$—	$(3)	$(1)	$(8)
Corporate	3	3	7	8
ABS	(1)	—	3	—
RMBS	—	—	—	(1)
CMBS	—	(1)	—	(1)
Total fixed income securities	2	(1)	9	(2)
Equity securities	(2)	—	(2)	—
Free-standing derivatives, net	(1)	—	—	6
Other assets	—	—	—	1
Assets held for sale	—	—	—	(1)
Total recurring Level 3 assets	$(1)	$(1)	$7	$4
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$19	$9	$24	$(5)
Liabilities held for sale	—	—	—	17
Total recurring Level 3 liabilities	$19	$9	$24	$12
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $18 million for the three months ended September 30, 2015 and are reported as follows: $(3) million in realized capital gains and losses, $2 million in net investment income, $27 million in interest credited to contractholder funds and $(8) million in life and annuity contract benefits.  These gains and losses total $8 million for the three months ended September 30, 2014 and are reported as follows: $(3) million in realized capital gains and losses, $2 million in net investment income, $5 million in interest credited to contractholder funds and $4 million in life and annuity contract benefits. These gains and losses total $31 million for the nine months ended September 30, 2015 and are reported as follows: $(6) million in realized capital gains and losses, $13 million in net investment income, $32 million in interest credited to contractholder funds and $(8) million in life and annuity contract benefits.  These gains and losses total $16 million for the nine months ended September 30, 2014 and are reported as follows: $(3) million in realized capital gains and losses, $6 million in net investment income, $5 million in interest credited to contractholder funds and $8 million in life and annuity contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	September 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,402	$4,615	$4,188	$4,446
Cost method limited partnerships	1,148	1,506	1,122	1,488
Bank loans	1,839	1,820	1,663	1,638
Agent loans	416	406	368	361
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
Financial liabilities

($ in millions)	September 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$12,718	$13,225	$13,734	$14,390
Long-term debt	5,175	5,695	5,194	5,835
Liability for collateral	783	783	782	782
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
Asset replication refers to the “synthetic” creation of assets through the use of derivatives and primarily investment grade host bonds to replicate securities that are either unavailable in the cash markets or more economical to acquire in synthetic form.  The Company replicates fixed income securities using a combination of a credit default swap or a foreign currency forward contract and one or more highly rated fixed income securities to synthetically replicate the economic characteristics of one or more cash market securities.
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of September 30, 2015, the Company pledged $28 million of cash and securities as margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2015.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$18	n/a	$4	$4	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	135	n/a	1	1	—
Financial futures contracts	Other assets	—	1,350	—	—	—
Equity and index contracts
Options and warrants (2)	Other investments	—	3,820	21	21	—
Financial futures contracts	Other assets	—	826	2	2	—
Foreign currency contracts
Foreign currency forwards	Other investments	132	n/a	1	1	—
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps - buying protection	Other investments	79	n/a	4	5	(1)
Credit default swaps - selling protection	Other investments	150	n/a	2	2	—
Other contracts
Other contracts	Other investments	6	n/a	—	—	—
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		1,505	5,996	32	33	(1)
Total asset derivatives		$1,523	5,996	$36	$37	$(1)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$56	n/a	$7	$7	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	6,708	(6)	—	(6)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	307	n/a	(8)	1	(9)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	496	n/a	(39)	—	(39)
Guaranteed withdrawal benefits	Contractholder funds	342	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,773	n/a	(242)	—	(242)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	287	n/a	(2)	1	(3)
Credit default swaps – selling protection	Other liabilities & accrued expenses	105	n/a	(9)	—	(9)
Subtotal		3,480	6,708	(320)	2	(322)
Total liability derivatives		3,536	6,708	(313)	$9	$(322)
Total derivatives		$5,059	12,704	$(277)
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

($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2015
Asset derivatives	$21	$(10)	$(4)	$7	$(4)	$3
Liability derivatives	(21)	10	(5)	(16)	9	(7)

December 31, 2014
Asset derivatives	$12	$(22)	$17	$7	$(4)	$3
Liability derivatives	(35)	22	—	(13)	8	(5)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $3 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months and nine months ended September 30, 2015 or 2014.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gain recognized in OCI on derivatives during the period	$4	$10	$11	$6
Gain (loss) recognized in OCI on derivatives during the term of the hedging relationship	7	(8)	7	(8)
Loss reclassified from AOCI into income (net investment income)	—	(1)	(1)	(2)
Gain (loss) reclassified from AOCI into income (realized capital gains and losses)	—	—	3	(2)

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.  For the three months and nine months ended September 30, 2015 and 2014, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2015
Interest rate contracts	$(3)	$—	$—	$—	$—	$(3)
Equity and index contracts	24	—	(27)	(12)	—	(15)
Embedded derivative financial instruments	—	(8)	28	—	—	20
Foreign currency contracts	(2)	—	—	(6)	—	(8)
Credit default contracts	5	—	—	—	—	5
Other contracts	—	—	(1)	—	—	(1)
Total	$24	$(8)	$—	$(18)	$—	$(2)

Nine months ended September 30, 2015
Interest rate contracts	$(1)	$—	$—	$—	$—	$(1)
Equity and index contracts	19	—	(23)	(8)	—	(12)
Embedded derivative financial instruments	—	(8)	36	—	—	28
Foreign currency contracts	(22)	—	—	(3)	—	(25)
Credit default contracts	5	—	—	—	—	5
Other contracts	—	—	—	—	—	—
Total	$1	$(8)	$13	$(11)	$—	$(5)

Three months ended September 30, 2014
Interest rate contracts	$—	$—	$—	$—	$—	$—
Equity and index contracts	(2)	—	4	(4)	—	(2)
Embedded derivative financial instruments	—	4	6	—	—	10
Foreign currency contracts	(7)	—	—	(5)	—	(12)
Credit default contracts	1	—	—	—	—	1
Other contracts	—	—	(1)	—	—	(1)
Total	$(8)	$4	$9	$(9)	$—	$(4)

Nine months ended September 30, 2014
Interest rate contracts	$(8)	$—	$—	$—	$(4)	$(12)
Equity and index contracts	(13)	—	25	3	—	15
Embedded derivative financial instruments	—	8	(5)	—	—	3
Foreign currency contracts	(8)	—	—	(2)	—	(10)
Credit default contracts	4	—	—	—	—	4
Total	$(25)	$8	$20	$1	$(4)	$—
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2015, counterparties pledged $16 million in cash and securities to the Company, and the Company pledged $12 million in cash and securities to counterparties which includes $12 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2015				December 31, 2014
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$95	$5	$1	1	$164	$2	$1
A	5	336	11	3	3	118	3	2
A-	2	61	3	—	1	8	—	—
BBB+	1	13	—	—	1	11	—	—
BBB	—	—	—	—	1	52	—	—
Total	9	$505	$19	$4	7	$353	$5	$3
_______________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	September 30, 2015	December 31, 2014
Gross liability fair value of contracts containing credit-risk-contingent features	$17	$16
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(4)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(12)	(7)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$3	$5
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2015
Single name
Corporate debt	$20	$10	$45	$—	$75	$1
First-to-default Basket
Municipal	—	100	—	—	100	(9)
Index
Corporate debt	1	20	53	6	80	1
Total	$21	$130	$98	$6	$255	$(7)

December 31, 2014
Single name
Corporate debt	$20	$15	$90	$—	$125	$1
First-to-default Basket
Municipal	—	100	—	—	100	(9)
Index
Corporate debt	—	22	52	6	80	2
Total	$20	$137	$142	$6	$305	$(6)
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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Property-liability insurance premiums earned	$246	$258	$757	$778
Life and annuity premiums and contract charges	82	89	252	326
Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Property-liability insurance claims and claims expense	$107	$155	$441	$373
Life and annuity contract benefits	23	81	150	286
Interest credited to contractholder funds	6	5	19	20
9.  Company Restructuring
The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $9 million and $3 million during the three months ended September 30, 2015 and 2014, respectively, and $32 million and $13 million during the nine months ended September 30, 2015 and 2014, respectively.
The following table presents changes in the restructuring liability during the nine months ended September 30, 2015.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2014	$3	$1	$4
Expense incurred	16	2	18
Adjustments to liability	(2)	—	(2)
Payments applied against liability	(11)	—	(11)
Balance as of September 30, 2015	$6	$3	$9
The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.  As of September 30, 2015, the cumulative amount incurred to date for active programs totaled $84 million for employee costs and $50 million for exit costs.
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
Guarantees
The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective September 30, 2015, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $49 million as of September 30, 2015.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than 1 year to 3 years.  Historically, the Company has not made any material payments pursuant to these guarantees.
The Company owns certain investments that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these investments, as measured by the amount of the aggregate initial investment, was $4 million as of September 30, 2015.  The obligations associated with these investments expire at various dates on or before March 11, 2018.
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
The aggregate liability balance related to all guarantees was not material as of September 30, 2015.
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
Background
These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard, or investigated; changes in assigned judges; differences or developments in applicable laws and judicial interpretations; judges reconsidering prior rulings; the length of time before many of these matters might be resolved by settlement, through litigation, or otherwise; adjustments with respect to anticipated trial schedules and other proceedings; developments in similar actions against other companies; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by corporations and insurance companies.
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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $875 million, pre-tax.  This disclosure is not an indication of expected loss, if any.  Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”  This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties.  The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate.  The estimate does not include matters or losses for which an estimate is not possible.  Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria.  It does not represent the Company’s maximum possible loss exposure.  Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
Claims related proceedings
Allstate is a defendant in a class action lawsuit in Montana state court challenging aspects of its claim handling practices in Montana.  The plaintiff alleges that the Company adjusts claims made by individuals who do not have attorneys in a manner that unfairly resulted in lower payments compared to claimants who were represented by attorneys.  In January 2012, the court certified a class of Montana claimants who were not represented by attorneys with respect to the resolution of auto accident claims.  The court certified the class to cover an indefinite period that commences in the mid-1990’s.  The certified claims include claims for declaratory judgment, injunctive relief and punitive damages in an unspecified amount.  Injunctive relief may include a claim process by which unrepresented claimants could request that their claims be readjusted.  No compensatory damages are sought on behalf of the class.  The Company appealed the order certifying the class.  In August 2013, the Montana Supreme Court affirmed in part, and reversed in part, the lower court’s order granting plaintiff’s motion for class certification and remanded the case for trial.  The Company petitioned for rehearing of the Montana Supreme Court’s decision, which the Court denied.  In January 2014, the Company timely filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of the Montana Supreme Court’s decision.  On May 5, 2014, the U.S. Supreme Court denied the petition for a writ of certiorari.  The case continued in Montana state court.  The state trial court scheduled trial for November, 2016 and ordered the parties to mediation by May 15, 2015. On June 15, 2015, the Montana District Court preliminarily approved a settlement of this class action. The Court entered its final approval to the settlement on September 22, 2015. The costs associated with the settlement are not expected to be material.
The Company is litigating two class action cases in California in which the plaintiffs allege off-the-clock wage and hour claims.  One case, involving two classes, is pending in Los Angeles Superior Court and was filed in December 2007.  In this case, one class includes auto field physical damage adjusters employed in the state of California from January 1, 2005 to the date of final judgment, to the extent the Company failed to pay for off-the-clock work to those adjusters who performed certain duties prior to their first assignments.  The other class includes all non-exempt employees in California from December 19, 2006 until January 2010 who received pay statements from Allstate which allegedly did not comply with California law.  The other case was filed in the U.S. District Court for the Central District of California in September 2010.  In April 2012, the trial court certified the class, and Allstate appealed to the Ninth Circuit Court of Appeals.  On September 3, 2014, the Ninth Circuit affirmed the trial court’s decision to certify the class, and Allstate filed a motion for rehearing en banc.  Allstate’s motion for rehearing en banc was denied and on January 27, 2015, Allstate filed a petition for a Writ of Certiorari with the U.S. Supreme Court. On June 15, 2015, the Supreme Court denied Allstate’s petition for a writ of certiorari. The case is scheduled for trial on September 27, 2016. In addition to off-the-clock claims, the plaintiffs in this case allege other California Labor Code violations resulting from purported unpaid overtime.  The class in this case includes all adjusters in the state of California, except auto field adjusters, from September 29, 2006 to final judgment.  Plaintiffs in both cases seek recovery of unpaid compensation, liquidated damages, penalties, and attorneys’ fees and costs.  In addition to the California class actions, a case was filed in the U.S. District Court for the Eastern District of New York alleging that no-fault claim adjusters have been improperly classified as exempt employees under New York Labor Law and the Fair Labor Standards Act.  The case was filed in April 2011, and the plaintiffs are seeking unpaid wages, liquidated damages, injunctive relief, compensatory and punitive damages, and attorneys’ fees.  On September 16, 2014, the court certified a class of no-fault adjusters under New York Labor Law and refused to decertify a Fair Labor Standards Act class of no-fault adjusters. In the Company’s judgment, a loss is not probable.
The Florida Personal Injury Protection (“PIP”) statute permits insurers to pay Florida PIP benefits for reasonable medical expenses based on certain benefit reimbursement limitations which are authorized by the PIP statute (generally referred to as “fee schedules”) resulting from automobile accidents. The Company is litigating two class action cases in federal courts in Florida and Illinois in which the plaintiffs allege that Allstate’s PIP policies failed to include sufficient language providing notice of Allstate’s election to apply the fee schedules. These cases are brought on behalf of health care providers and insureds who submitted claims for no-fault benefits under PIP policies which were in effect from 2008 through 2012, and were reimbursed based on the fee schedules. They seek a declaratory judgment that Allstate could not properly apply the fee schedules and seek damages for the difference between what they allege are the reasonable medical expenses payable under the PIP coverage and the fee schedule amounts Allstate actually paid. They also seek recovery of attorneys’ fees and costs pursuant to Florida statutes.
In the Florida case, the court granted summary judgment in favor of Allstate on February 13, 2015, holding that Allstate’s language provided sufficient notice of an election to apply the fee schedules. Plaintiff has appealed that ruling to the 11th Circuit Court of Appeals. Plaintiff’s brief is due November 8, 2015. The Illinois case has been stayed by the Illinois federal court pending the outcome of several Florida state court appeals.
This fee schedule issue has been the subject of thousands of individual lawsuits filed against Allstate in Florida county courts. Four of those matters are on appeal to the Florida District Courts of Appeals. On March 18, 2015, the District Court of Appeal for the First District unanimously reversed a summary judgment that had been entered against Allstate, holding that Allstate’s language was clear and unambiguous and provided adequate notice of its intent to use the fee schedules. The plaintiff’s appeal to the Florida Supreme Court is pending. On August 19, 2015, the District Court of Appeal for the Fourth District issued a divided decision (three separate opinions, two against Allstate and one dissenting opinion deeming Allstate’s language sufficient), holding that Allstate’s language was not sufficient. The District Court of Appeal for the Fourth District has certified that its decision is in direct conflict with the District Court of Appeal for the First District’s decision. Allstate’s motion for rehearing of the District Court of Appeal for the Fourth District’s decision is pending. In the District Court of Appeal for the Second District, the court heard oral argument on September 22, 2015, and has taken the matter under advisement. In the District Court of Appeal for the Third District, briefing has just commenced on this issue. In the Company’s judgment, a loss is not probable.
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
Romero I and II consolidated proceedings: In 2004, the court ruled that the release was voidable and certified classes of agents, including a mandatory class of agents who had signed the release, for purposes of effectuating the court’s declaratory judgment that the release was voidable. In 2007, the court vacated its ruling and granted the Company’s motion for summary judgment on all claims. Plaintiffs appealed and in July 2009, the U.S. Court of Appeals for the Third Circuit vacated the trial court’s entry of summary judgment in the Company’s favor, remanded the case to the trial court for additional discovery, and instructed the trial court to first address the validity of the release after additional discovery. Following the completion of discovery limited to the validity of the release, the parties filed cross motions for summary judgment with respect to the validity of the release. On February 28, 2014, the trial court denied plaintiffs’ and the Company’s motions for summary judgment, concluding that the question of whether the releases were knowingly and voluntarily signed under a totality of circumstances test raised disputed issues of fact to be resolved at trial. Among other things, the court also held that the release, if valid, would bar all claims in Romero I and II. On May 23, 2014, plaintiffs moved to certify a class as to certain issues relating to the validity of the release. The court denied plaintiffs’ class certification motion on October 6, 2014, stating, among other things, that individual factors and circumstances must be considered to determine whether each release signer entered into the release knowingly and voluntarily. The court entered an order on December 11, 2014, (a) stating that the court’s October 6, 2014 denial of class certification as to release-related issues did not resolve whether issues relating to the merits of plaintiffs’ claims may be subject to class certification at a later time, and (b) holding that the court’s October 6, 2014 order restarted the running of the statute of limitation for any former employee agent who wished to challenge the validity of the release. In an order entered January 7, 2015, the court denied reconsideration of its December 11, 2014 order and clarified that all statutes of limitations to challenge the release would resume running on March 2, 2015. Since the Court’s January 7 order, a total of 459 additional individual plaintiffs have filed separate lawsuits similar to Romero I or sought to intervene in the Romero I action. Trial proceedings have commenced to determine the question of whether the releases of the original named plaintiffs in Romero I and II were knowingly and voluntarily signed. The first trial of ten plaintiffs was completed on June 17, 2015, with the jury reaching verdicts finding that two plaintiffs signed their releases knowingly and voluntarily and eight plaintiffs did not sign their releases knowingly and voluntarily. This result is not yet final and may be subject to further proceedings. The remaining two trials for the original Romero I and II plaintiffs were scheduled to commence in the fourth quarter of 2015; however, these trials have been postponed. The current judge is retiring and a new judge will be assigned. No new trial dates have been set and no other trials are currently scheduled. The Court has not yet addressed a schedule for deciding the validity of the release signed by the new plaintiffs.
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
Asbestos and environmental
Allstate’s reserves for asbestos claims were $995 million and $1.01 billion, net of reinsurance recoverables of $475 million and $478 million, as of September 30, 2015 and December 31, 2014, respectively.  Reserves for environmental claims were $188 million and $203 million, net of reinsurance recoverables of $45 million and $64 million, as of September 30, 2015 and December 31, 2014, respectively.  Approximately 57% and 57% of the total net asbestos and environmental reserves as of September 30, 2015 and December 31, 2014, respectively, were for incurred but not reported estimated losses.
Management believes its net loss reserves for asbestos, environmental and other discontinued lines exposures are appropriately established based on available facts, technology, laws and regulations.  However, establishing net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are much greater than those presented by other types of claims.  The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimate.  Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs’ evolving and expanding theories of liability; availability and collectability of recoveries from reinsurance; retrospectively determined premiums and other contractual agreements; estimates of the extent and timing of any contractual liability; the impact of bankruptcy protection sought by various asbestos producers and other asbestos defendants; and other uncertainties.  There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements.  Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage.  Further, insurers and claims administrators acting on behalf of insurers are increasingly pursuing evolving and expanding theories of reinsurance coverage for asbestos and environmental losses. Adjudication of reinsurance coverage is predominately decided in confidential arbitration proceedings which may have limited precedential or predictive value further complicating management’s ability to estimate probable loss for reinsured asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future, and the ultimate costs may vary materially from the amounts currently recorded resulting in material changes in loss reserves.  In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate asbestos, environmental, and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses.  Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

11.  Benefit Plans
The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Pension benefits
Service cost	$29	$24	$86	$72
Interest cost	64	63	192	191
Expected return on plan assets	(106)	(99)	(318)	(298)
Amortization of:
Prior service credit	(14)	(14)	(42)	(43)
Net actuarial loss	47	29	143	86
Settlement loss	6	11	18	33
Net periodic pension cost	$26	$14	$79	$41

Postretirement benefits
Service cost	$3	$3	$9	$8
Interest cost	6	6	17	17
Amortization of:
Prior service credit	(5)	(6)	(16)	(17)
Net actuarial gain	(3)	(6)	(7)	(17)
Net periodic postretirement cost (credit)	$1	$(3)	$3	$(9)

12.  Reporting Segments
Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Property-Liability
Property-liability insurance premiums
Auto	$5,154	$4,890	$15,219	$14,426
Homeowners	1,795	1,740	5,331	5,151
Other personal lines	425	418	1,268	1,244
Commercial lines	128	120	381	351
Other business lines	148	138	426	402
Allstate Protection	7,650	7,306	22,625	21,574
Discontinued Lines and Coverages	—	1	—	1
Total property-liability insurance premiums	7,650	7,307	22,625	21,575
Net investment income	307	344	957	1,007
Realized capital gains and losses	(161)	266	(84)	569
Total Property-Liability	7,796	7,917	23,498	23,151
Allstate Financial
Life and annuity premiums and contract charges
Life and annuity premiums
Traditional life insurance	135	126	398	378
Immediate annuities with life contingencies	—	—	—	5
Accident and health insurance	194	182	585	564
Total life and annuity premiums	329	308	983	947
Contract charges
Interest-sensitive life insurance	205	200	618	676
Fixed annuities	4	4	10	14
Total contract charges	209	204	628	690
Total life and annuity premiums and contract charges	538	512	1,611	1,637
Net investment income	491	473	1,464	1,651
Realized capital gains and losses	194	28	364	19
Total Allstate Financial	1,223	1,013	3,439	3,307
Corporate and Other
Service fees	—	1	2	4
Net investment income	9	6	25	22
Total Corporate and Other before reclassification of service fees	9	7	27	26
Reclassification of service fees (1)	—	(1)	(2)	(4)
Total Corporate and Other	9	6	25	22
Consolidated revenues	$9,028	$8,936	$26,962	$26,480
_______________

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Property-Liability
Underwriting income
Allstate Protection	$540	$579	$1,001	$1,146
Discontinued Lines and Coverages	(49)	(105)	(53)	(111)
Total underwriting income	491	474	948	1,035
Net investment income	307	344	957	1,007
Income tax expense on operations	(256)	(276)	(653)	(686)
Realized capital gains and losses, after-tax	(104)	173	(55)	368
(Loss) gain on disposition of operations, after-tax	(1)	(1)	—	37
Property-Liability net income available to common shareholders	437	714	1,197	1,761
Allstate Financial
Life and annuity premiums and contract charges	538	512	1,611	1,637
Net investment income	491	473	1,464	1,651
Periodic settlements and accruals on non-hedge derivative instruments	—	—	—	(1)
Contract benefits and interest credited to contractholder funds	(651)	(633)	(1,921)	(2,033)
Operating costs and expenses and amortization of deferred policy acquisition costs	(173)	(171)	(545)	(540)
Restructuring and related charges	(1)	1	(3)	(2)
Income tax expense on operations	(66)	(57)	(195)	(233)
Operating income	138	125	411	479
Realized capital gains and losses, after-tax	125	19	235	13
Valuation changes on embedded derivatives that are not hedged, after-tax	(2)	2	(3)	(12)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(1)	(3)	(3)	(3)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	—	—	—	1
Gain (loss) on disposition of operations, after-tax	2	(27)	1	(55)
Change in accounting for investments in qualified affordable housing projects, after-tax	—	—	(17)	—
Allstate Financial net income available to common shareholders	262	116	624	423
Corporate and Other
Service fees (1)	—	1	2	4
Net investment income	9	6	25	22
Operating costs and expenses (1)	(86)	(84)	(248)	(276)
Income tax benefit on operations	28	28	82	92
Preferred stock dividends	(29)	(31)	(87)	(75)
Operating loss	(78)	(80)	(226)	(233)
Realized capital gains and losses, after-tax	—	—	—	—
Corporate and Other net loss available to common shareholders	(78)	(80)	(226)	(233)
Consolidated net income available to common shareholders	$621	$750	$1,595	$1,951
_______________

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

13.  Other Comprehensive Income
The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(813)	$285	$(528)	$(203)	$70	$(133)
Less: reclassification adjustment of realized capital gains and losses	18	(6)	12	293	(103)	190
Unrealized net capital gains and losses	(831)	291	(540)	(496)	173	(323)

Unrealized foreign currency translation adjustments	(22)	8	(14)	(26)	9	(17)

Unrecognized pension and other postretirement benefit cost arising during the period	7	(2)	5	4	(2)	2
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(31)	11	(20)	(14)	4	(10)
Unrecognized pension and other postretirement benefit cost	38	(13)	25	18	(6)	12
Other comprehensive loss	$(815)	$286	$(529)	$(504)	$176	$(328)

	Nine months ended September 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,306)	$457	$(849)	$777	$(272)	$505
Less: reclassification adjustment of realized capital gains and losses	304	(106)	198	499	(175)	324
Unrealized net capital gains and losses	(1,610)	563	(1,047)	278	(97)	181

Unrealized foreign currency translation adjustments	(77)	27	(50)	(31)	11	(20)

Unrecognized pension and other postretirement benefit cost arising during the period	15	(3)	12	4	(1)	3
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(96)	34	(62)	(42)	14	(28)
Unrecognized pension and other postretirement benefit cost	111	(37)	74	46	(15)	31
Other comprehensive (loss) income	$(1,576)	$553	$(1,023)	$293	$(101)	$192

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.
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
November 2, 2015

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
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
HIGHLIGHTS

•
Consolidated net income available to common shareholders was $621 million in the third quarter of 2015 compared to $750 million in the third quarter of 2014, and $1.60 billion in the first nine months of 2015 compared to $1.95 billion in the first nine months of 2014.  Net income available to common shareholders per diluted common share was $1.54 in the third quarter of 2015 compared to $1.74 in the third quarter of 2014, and $3.87 in the first nine months of 2015 compared to $4.42 in the first nine months of 2014.

•
Property-Liability net income available to common shareholders was $437 million in the third quarter of 2015 compared to $714 million in the third quarter of 2014, and $1.20 billion in the first nine months of 2015 compared to $1.76 billion in the first nine months of 2014.

•
The Property-Liability combined ratio was 93.6 in the third quarter of 2015 compared to 93.5 in the third quarter of 2014, and 95.8 in the first nine months of 2015 compared to 95.2 in the first nine months of 2014.

•
Allstate Financial net income available to common shareholders was $262 million in the third quarter of 2015 compared to $116 million in the third quarter of 2014, and $624 million in the first nine months of 2015 compared to $423 million in the first nine months of 2014.

•
Total revenues were $9.03 billion in the third quarter of 2015 compared to $8.94 billion in the third quarter of 2014, and $26.96 billion in the first nine months of 2015 compared to $26.48 billion in the first nine months of 2014.

•
Property-Liability premiums earned totaled $7.65 billion in the third quarter of 2015, an increase of 4.7% from $7.31 billion in the third quarter of 2014, and $22.63 billion in the first nine months of 2015, an increase of 4.9% from $21.58 billion in the first nine months of 2014.

•
Investments totaled $78.34 billion as of September 30, 2015, decreasing from $81.11 billion as of December 31, 2014.  Net investment income was $807 million in the third quarter of 2015, a decrease of 1.9% from $823 million in the third quarter of 2014, and $2.45 billion in the first nine months of 2015, a decrease of 8.7% from $2.68 billion in the first nine months of 2014.

•
Net realized capital gains were $33 million in the third quarter of 2015 compared to $294 million in the third quarter of 2014, and $280 million in the first nine months of 2015 compared to $588 million in the first nine months of 2014.

•
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $47.54 as of September 30, 2015, a decrease of 1.5% from $48.28 as of September 30, 2014, and a decrease of 1.5% from $48.24 as of December 31, 2014.

•
For the twelve months ended September 30, 2015, net income available to common shareholders return on the average of beginning and ending period common shareholders’ equity of 12.2% decreased by 1.4 points from 13.6% for the twelve months ended September 30, 2014.

•
As of September 30, 2015, shareholders’ equity was $20.50 billion.  This total included $3.06 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Property-liability insurance premiums	$7,650	$7,307	$22,625	$21,575
Life and annuity premiums and contract charges	538	512	1,611	1,637
Net investment income	807	823	2,446	2,680
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(186)	(53)	(286)	(177)
OTTI losses reclassified to (from) other comprehensive income	12	—	20	(2)
Net OTTI losses recognized in earnings	(174)	(53)	(266)	(179)
Sales and other realized capital gains and losses	207	347	546	767
Total realized capital gains and losses	33	294	280	588
Total revenues	9,028	8,936	26,962	26,480

Costs and expenses
Property-liability insurance claims and claims expense	(5,255)	(4,909)	(15,835)	(14,810)
Life and annuity contract benefits	(460)	(433)	(1,347)	(1,334)
Interest credited to contractholder funds	(194)	(198)	(578)	(717)
Amortization of deferred policy acquisition costs	(1,092)	(1,030)	(3,248)	(3,100)
Operating costs and expenses	(992)	(1,068)	(3,143)	(3,185)
Restructuring and related charges	(9)	(3)	(32)	(13)
Loss on extinguishment of debt	—	—	—	(1)
Interest expense	(73)	(78)	(219)	(249)
Total costs and expenses	(8,075)	(7,719)	(24,402)	(23,409)

Gain (loss) on disposition of operations	2	(27)	2	(77)
Income tax expense	(305)	(409)	(880)	(968)
Net income	650	781	1,682	2,026

Preferred stock dividends	(29)	(31)	(87)	(75)
Net income available to common shareholders	$621	$750	$1,595	$1,951

Property-Liability	$437	$714	$1,197	$1,761
Allstate Financial	262	116	624	423
Corporate and Other	(78)	(80)	(226)	(233)
Net income available to common shareholders	$621	$750	$1,595	$1,951
PROPERTY-LIABILITY HIGHLIGHTS

•
Property-Liability net income available to common shareholders was $437 million in the third quarter of 2015 compared to $714 million in the third quarter of 2014, and $1.20 billion in the first nine months of 2015 compared to $1.76 billion in the first nine months of 2014.

•
Property-Liability premiums written totaled $8.14 billion in the third quarter of 2015, an increase of 4.2% from $7.81 billion in the third quarter of 2014, and $23.32 billion in the first nine months of 2015, an increase of 4.5% from $22.32 billion in the first nine months of 2014.

•
The Property-Liability loss ratio was 68.7 in the third quarter of 2015 compared to 67.2 in the third quarter of 2014, and 70.0 in the first nine months of 2015 compared to 68.6 in the first nine months of 2014.

•
Catastrophe losses were $270 million in the third quarter of 2015 compared to $517 million in the third quarter of 2014, and $1.36 billion in the first nine months of 2015 compared to $1.90 billion in the first nine months of 2014.

•
Property-Liability prior year reserve reestimates totaled $47 million unfavorable in the third quarter of 2015 compared to $11 million unfavorable in the third quarter of 2014, and $112 million unfavorable in the first nine months of 2015 compared to $8 million favorable in the first nine months of 2014. These amounts include $44 million unfavorable and $102 million unfavorable reestimates from our annual Discontinued Lines and Coverages reserve reviews in the third quarter of 2015 and 2014, respectively.

•
Property-Liability underwriting income was $491 million in the third quarter of 2015 compared to $474 million in the third quarter of 2014, and $948 million in the first nine months of 2015 compared to $1.04 billion in the first nine months of 2014.  Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•
Property-Liability investments were $38.21 billion as of September 30, 2015, a decrease of 2.2% from $39.08 billion as of December 31, 2014.  Net investment income was $307 million in the third quarter of 2015, a decrease of 10.8% from $344 million in the third quarter of 2014, and $957 million in the first nine months of 2015, a decrease of 5.0% from $1.01 billion in the first nine months of 2014.

•
Net realized capital losses were $161 million in the third quarter of 2015 compared to net realized capital gains of $266 million in the third quarter of 2014, and net realized capital losses of $84 million in the first nine months of 2015 compared to net realized capital gains of $569 million in the first nine months of 2014.

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

($ in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Premiums written	$8,137	$7,806	$23,320	$22,322

Revenues
Premiums earned	$7,650	$7,307	$22,625	$21,575
Net investment income	307	344	957	1,007
Realized capital gains and losses	(161)	266	(84)	569
Total revenues	7,796	7,917	23,498	23,151

Costs and expenses
Claims and claims expense	(5,255)	(4,909)	(15,835)	(14,810)
Amortization of DAC	(1,029)	(972)	(3,050)	(2,902)
Operating costs and expenses	(867)	(948)	(2,763)	(2,817)
Restructuring and related charges	(8)	(4)	(29)	(11)
Total costs and expenses	(7,159)	(6,833)	(21,677)	(20,540)

(Loss) gain on disposition of operations	(1)	(1)	—	16
Income tax expense	(199)	(369)	(624)	(866)
Net income available to common shareholders	$437	$714	$1,197	$1,761

Underwriting income	$491	$474	$948	$1,035
Net investment income	307	344	957	1,007
Income tax expense on operations	(256)	(276)	(653)	(686)
Realized capital gains and losses, after-tax	(104)	173	(55)	368
(Loss) gain on disposition of operations, after-tax	(1)	(1)	—	37
Net income available to common shareholders	$437	$714	$1,197	$1,761

Catastrophe losses (1)	$270	$517	$1,361	$1,898

GAAP operating ratios
Claims and claims expense ratio	68.7	67.2	70.0	68.6
Expense ratio	24.9	26.3	25.8	26.6
Combined ratio	93.6	93.5	95.8	95.2
Effect of catastrophe losses on combined ratio (1)	3.5	7.1	6.0	8.8
Effect of prior year reserve reestimates on combined ratio (1)	0.6	0.1	0.5	—
Effect of amortization of purchased intangible assets on combined ratio	0.2	0.2	0.2	0.2
Effect of restructuring and related charges on combined ratio	0.1	0.1	0.1	0.1
Effect of Discontinued Lines and Coverages on combined ratio	0.7	1.4	0.2	0.5
_______________

(1)
Prior year reserve reestimates included in catastrophe losses totaled $2 million favorable or zero points and $1 million unfavorable or zero points in the three and nine months ended September 30, 2015, respectively, compared to $6 million unfavorable or zero points and $44 million unfavorable or 0.2 points in the three and nine months ended September 30, 2014, respectively.

Premiums written is the amount of premiums charged for policies issued during a fiscal period.  Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period.  The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.
A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Premiums written:
Allstate Protection	$8,137	$7,805	$23,320	$22,321
Discontinued Lines and Coverages	—	1	—	1
Property-Liability premiums written	8,137	7,806	23,320	22,322
Increase in unearned premiums	(485)	(512)	(689)	(797)
Other	(2)	13	(6)	50
Property-Liability premiums earned	$7,650	$7,307	$22,625	$21,575

Premiums earned:
Allstate Protection	$7,650	$7,306	$22,625	$21,574
Discontinued Lines and Coverages	—	1	—	1
Property-Liability	$7,650	$7,307	$22,625	$21,575
ALLSTATE PROTECTION SEGMENT
Premiums written by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Auto	$4,746	$4,490	$411	$403	$169	$178	$5,326	$5,071
Homeowners	1,879	1,831	9	3	134	137	2,022	1,971
Other personal lines (1)	429	426	3	2	28	28	460	456
Subtotal – Personal lines	7,054	6,747	423	408	331	343	7,808	7,498
Commercial lines	124	122	—	—	—	—	124	122
Other business lines (2)	205	185	—	—	—	—	205	185
Total	$7,383	$7,054	$423	$408	$331	$343	$8,137	$7,805

	Nine months ended September 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Auto	$13,869	$13,157	$1,208	$1,145	$489	$505	$15,566	$14,807
Homeowners	5,077	4,938	21	5	381	383	5,479	5,326
Other personal lines (1)	1,210	1,193	6	4	81	82	1,297	1,279
Subtotal – Personal lines	20,156	19,288	1,235	1,154	951	970	22,342	21,412
Commercial lines	390	368	—	—	—	—	390	368
Other business lines (2)	588	541	—	—	—	—	588	541
Total	$21,134	$20,197	$1,235	$1,154	$951	$970	$23,320	$22,321
_______________

(1)	Other personal lines include renter, condominium, landlord and other personal lines.

(2)	Other business lines include Allstate Roadside Services, Allstate Dealer Services and other business lines.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Auto	$4,597	$4,352	$392	$370	$165	$168	$5,154	$4,890
Homeowners	1,663	1,616	5	1	127	123	1,795	1,740
Other personal lines	396	389	2	2	27	27	425	418
Subtotal – Personal lines	6,656	6,357	399	373	319	318	7,374	7,048
Commercial lines	128	120	—	—	—	—	128	120
Other business lines	148	138	—	—	—	—	148	138
Total	$6,932	$6,615	$399	$373	$319	$318	$7,650	$7,306

	Nine months ended September 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Auto	$13,553	$12,858	$1,171	$1,077	$495	$491	$15,219	$14,426
Homeowners	4,939	4,790	12	1	380	360	5,331	5,151
Other personal lines	1,182	1,161	5	4	81	79	1,268	1,244
Subtotal – Personal lines	19,674	18,809	1,188	1,082	956	930	21,818	20,821
Commercial lines	381	351	—	—	—	—	381	351
Other business lines	426	402	—	—	—	—	426	402
Total	$20,481	$19,562	$1,188	$1,082	$956	$930	$22,625	$21,574
Premium measures and statistics that are used to analyze the business are calculated and described below.

•	Policies in force (“PIF”): Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

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

Auto premiums written totaled $5.33 billion in the third quarter of 2015, a 5.0% increase from $5.07 billion in the third quarter of 2014, and $15.57 billion in the first nine months of 2015, a 5.1% increase from $14.81 billion in the first nine months of 2014.

	Allstate brand				Esurance brand		Encompass brand
	2015		2014		2015	2014	2015	2014
Three months ended September 30,
PIF (thousands)	20,367		19,751		1,433	1,410	746	792
Average premium (1)	$494		$481		$513	$499	$963	$898
Renewal ratio (%)	88.6		88.9		78.7	78.4	76.7	79.4
Approved rate changes (2):
# of locations	23	(6)	20	(6)	13	15	8	9
Total brand (%) (3)	1.6		0.9		1.3	0.6	1.3	0.9
Location specific (%) (4) (5)	5.1		3.7		5.1	3.1	7.6	4.1

Nine months ended September 30,
PIF (thousands)	20,367		19,751		1,433	1,410	746	792
Average premium (1)	$489		$477		$514	$498	$934	$893
Renewal ratio (%)	88.8		89.0		79.6	79.6	77.7	79.7
Approved rate changes (2):
# of locations	47	(6)	43	(6)	32	36	25	21
Total brand (%) (3)	3.4		1.6		4.1	4.5	7.4	3.8
Location specific (%) (4) (5)	5.1		2.4		5.7	6.5	9.0	6.0
____________

(1)	Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.

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

(5)
Based on historical premiums written in those states and Canadian provinces, rate changes approved for auto for all three brands totaled $304 million and $710 million in the three and nine months ended September 30, 2015, respectively, compared to $162 million and $363 million in the three and nine months ended September 30, 2014, respectively.

(6)
Includes 5 Canadian provinces in both the three and nine months ended September 30, 2015. The three and nine months ended September 30, 2014 includes 1 and 4 Canadian provinces, respectively, and the District of Columbia.

Allstate brand auto premiums written totaled $4.75 billion in the third quarter of 2015, a 5.7% increase from $4.49 billion in the third quarter of 2014, and $13.87 billion in the first nine months of 2015, a 5.4% increase from $13.16 billion in the first nine months of 2014.  Factors impacting premiums written were the following:

•
3.1% or 616 thousand increase in PIF as of September 30, 2015 compared to September 30, 2014. Allstate brand auto PIF increased in 44 states, including our largest 10 states, as of September 30, 2015 compared to September 30, 2014.

•
2.3% decrease in new issued applications to 790 thousand in the third quarter of 2015 from 809 thousand in the third quarter of 2014, and 4.7% increase to 2,400 thousand in the first nine months of 2015 from 2,293 thousand in the first nine months of 2014. A change was implemented this year allowing a greater number of autos on a single policy, which reduced new issued application growth rates for the third quarter and first nine months of 2015 by 4.9 points and 2.9 points, respectively.

•
2.7% and 2.5% increase in average premium in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014, primarily due to rate increases. Based on historical premiums written, rate changes approved for auto totaled $277 million and $600 million in the three and nine months ended September 30, 2015, respectively, compared to $149 million and $279 million in the three and nine months ended September 30, 2014, respectively. These amounts do not assume customer choices such as non-renewal or changes in policy terms which might reduce future premiums.

•	0.3 point and 0.2 point decrease in the renewal ratio in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014.

•	Fluctuation in the Canadian exchange rate has reduced premium growth rates for the third quarter and first nine months of 2015 by 1.0 and 0.7 points, respectively.

We regularly monitor profitability trends and take appropriate pricing actions, underwriting actions and targeted expense reductions to achieve adequate returns. Given current loss trends, we have responded with a multi-faceted approach to improve profitability.

•
We are increasing and accelerating rate filings broadly across the country. Approximately 20% of the Allstate brand rate increases approved in 2015 were earned in the first nine months of 2015. Approximately 45% is expected to be earned in 2015 with the remainder earned in 2016 and 2017. Approved rates in third quarter 2015 were comparable to second quarter 2015 which was more than three times the amount approved during the first quarter of 2015. We continue to aggressively pursue rate increases to respond to higher loss trends, subject to regulatory processes and review.

•
We made underwriting guideline adjustments in geographic areas and customer segments experiencing less than acceptable returns which are reducing the number of new issued applications and slowing growth. Underwriting guideline adjustments vary by geographic area and include restrictions on business with no prior insurance as well as business with prior accidents and violations. Changes in down payment requirements and coverage plan adjustments have also been implemented. We will continue to adjust our actions to obtain appropriate returns.

Esurance brand auto premiums written totaled $411 million in the third quarter of 2015, a 2.0% increase from $403 million in the third quarter of 2014, and $1.21 billion in the first nine months of 2015, a 5.5% increase from $1.15 billion in the first nine months of 2014.  Profit improvement actions impacting growth include rate increases, underwriting guideline adjustments, and decreased marketing in select geographies to manage risks. Factors impacting premiums written were the following:
•1.6% or 23 thousand increase in PIF as of September 30, 2015 compared to September 30, 2014.

•
19.9% decrease in new issued applications to 145 thousand in the third quarter of 2015 from 181 thousand in the third quarter of 2014, and 15.7% decrease to 488 thousand in the first nine months of 2015 from 579 thousand in the first nine months of 2014 due to a decrease in marketing activities and an increase in rates.  Quote volume declined reflecting lower advertising spend. The conversion rate (the percentage of actual issued policies to completed quotes) decreased 0.6 points and 0.2 points in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014.

•	2.8% and 3.2% increase in average premium in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014.

•
0.3 point increase in the renewal ratio in the third quarter of 2015 compared to the same period of 2014, primarily due to an increase in the amount of business past its first renewal, partially offset by growth in states with lower retention.  The renewal ratio of 79.6 in the first nine months of 2015 was comparable to the same period of 2014.

Encompass brand auto premiums written totaled $169 million in the third quarter of 2015, a 5.1% decrease from $178 million in the third quarter of 2014, and $489 million in the first nine months of 2015, a 3.2% decrease from $505 million in the first nine months of 2014.  Profit improvement actions impacting growth include rate increases, underwriting guideline adjustments, and agency-level actions to manage risks. Factors impacting premiums written were the following:

•	5.8% or 46 thousand decrease in PIF as of September 30, 2015 compared to September 30, 2014.

•
41.2% decrease in new issued applications to 20 thousand in the third quarter of 2015 from 34 thousand in the third quarter of 2014, and 38.3% decrease to 66 thousand in the first nine months of 2015 from 107 thousand in the first nine months of 2014.

•	7.2% and 4.6% increase in average premium in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014.

•
2.7 point and 2.0 point decrease in the renewal ratio in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one coverage can contribute to declines in the other.

Homeowners premiums written totaled $2.02 billion in the third quarter of 2015, a 2.6% increase from $1.97 billion in the third quarter of 2014, and $5.48 billion in the first nine months of 2015, a 2.9% increase from $5.33 billion in the first nine months of 2014.  Excluding the cost of catastrophe reinsurance, premiums written increased 2.2% and 2.5% in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014.

	Allstate brand				Esurance brand		Encompass brand
	2015		2014		2015	2014	2015	2014
Three months ended September 30,
PIF (thousands)	6,163		6,082		26	6	347	365
Average premium (1)	$1,158		$1,144		$838	$829	$1,583	$1,471
Renewal ratio (%) (1)	88.7		88.6		N/A	N/A	82.5	84.8
Approved rate changes (2):
# of locations	6	(4)	6		N/A	N/A	8	7
Total brand (%)	0.4		0.2		N/A	N/A	1.2	0.6
Location specific (%) (3)	6.4		6.0		N/A	N/A	5.9	6.5

Nine months ended September 30,
PIF (thousands)	6,163		6,082		26	6	347	365
Average premium (1)	$1,152		$1,139		$836	$821	$1,546	$1,450
Renewal ratio (%) (1)	88.5		88.4		N/A	N/A	82.9	85.8
Approved rate changes (2):
# of locations	23	(4)	22	(4)	N/A	N/A	23	17
Total brand (%)	1.3		0.8		N/A	N/A	4.9	2.2
Location specific (%) (3)	4.2		4.7		N/A	N/A	8.5	7.5
_______________

(1)	Policy term is twelve months.

(2)	Includes rate changes approved based on our net cost of reinsurance.

(3)
Based on historical premiums written in those states and Canadian provinces, rate changes approved for homeowners for all three brands totaled $31 million and $114 million in the three and nine months ended September 30, 2015, respectively, compared to $21 million and $72 million in the three and nine months ended September 30, 2014, respectively.

(4)	Both nine months ended September 30, 2015 and 2014 includes 2 Canadian provinces.
N/A reflects not applicable.
Allstate brand homeowners premiums written totaled $1.88 billion in the third quarter of 2015, a 2.6% increase from $1.83 billion in the third quarter of 2014, and $5.08 billion in the first nine months of 2015, a 2.8% increase from $4.94 billion in the first nine months of 2014.  We continue to be disciplined in how we manage margins as we take rates and implement other actions to maintain or improve returns where required. Factors impacting premiums written were the following:

•
1.3% or 81 thousand increase in PIF as of September 30, 2015 compared to September 30, 2014 due primarily to increases in new issued applications and retention. Allstate brand homeowners PIF increased in 33 states, including 8 out of our largest 10 states, as of September 30, 2015 compared to September 30, 2014.

•
8.5% increase in new issued applications to 218 thousand in the third quarter of 2015 from 201 thousand in the third quarter of 2014, and 11.0% increase to 607 thousand in the first nine months of 2015 from 547 thousand in the first nine months of 2014.

•
1.2% and 1.1% increase in average premium in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014, primarily due to rate changes and increasing insured home valuations due to inflationary costs.

•	0.1 point increase in the renewal ratio in both the third quarter and first nine months of 2015 compared to the same periods of 2014.

•
$6 million decrease in the cost of our catastrophe reinsurance program to $89 million in the third quarter of 2015 from $95 million in the third quarter of 2014, and $11 million decrease to $279 million in the first nine months of 2015 from $290 million in the first nine months of 2014. Catastrophe reinsurance premiums are recorded primarily in Allstate brand and are a reduction of premium.

•	Fluctuation in the Canadian exchange rate has reduced premium growth rates for the third quarter and first nine months of 2015 by 0.7 and 0.5 points, respectively.

Premiums written for Allstate’s House and Home® product, our redesigned homeowners new business offering currently available in 74% of total states, with the greatest success in Texas and several of our other top ten states, totaled $429 million in the third quarter of 2015 compared to $280 million in the third quarter of 2014, and $1.08 billion in the first nine months of 2015 compared to $664 million in the first nine months of 2014.
Esurance brand homeowners premiums written totaled $9 million in the third quarter of 2015 compared to $3 million in the third quarter of 2014, and $21 million in the first nine months of 2015 compared to $5 million in the first nine months of 2014.  Factors impacting premiums written were the following:

•
New issued applications totaled 8 thousand in the third quarter of 2015 compared to 5 thousand in the third quarter of 2014, and 21 thousand in the first nine months of 2015 compared to 7 thousand in the first nine months of 2014.

•	As of September 30, 2015, Esurance is writing homeowners insurance in 23 states with lower hurricane risk that have lower average premium.
Encompass brand homeowners premiums written totaled $134 million in the third quarter of 2015, a 2.2% decrease from $137 million in the third quarter of 2014, and $381 million in the first nine months of 2015, a 0.5% decrease from $383 million in the first nine months of 2014.  Profit improvement actions impacting growth include rate increases, underwriting guideline adjustments, and agency-level actions to manage risks. Factors impacting premiums written were the following:

•	4.9% or 18 thousand decrease in PIF as of September 30, 2015 compared to September 30, 2014.

•
33.3% decrease in new issued applications to 12 thousand in the third quarter of 2015 from 18 thousand in the third quarter of 2014, and 30.9% decrease to 38 thousand in the first nine months of 2015 from 55 thousand in the first nine months of 2014.

•	7.6% and 6.6% increase in average premium in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014, primarily due to rate changes.

•
2.3 point and 2.9 point decrease in the renewal ratio in the third quarter and first nine months of 2015 compared to the same periods of 2014. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one coverage can contribute to declines in the other.

Other personal lines  Allstate brand other personal lines premiums written totaled $429 million in the third quarter of 2015, a 0.7% increase from $426 million in the third quarter of 2014, and $1.21 billion in the first nine months of 2015, a 1.4% increase from $1.19 billion in the first nine months of 2014.  The increase primarily relates to renter insurance.
Commercial lines premiums written totaled $124 million in the third quarter of 2015, a 1.6% increase from $122 million in the third quarter of 2014, and $390 million in the first nine months of 2015, a 6.0% increase from $368 million in the first nine months of 2014.  The increase was driven by higher renewals and increased average premiums.
Other business lines premiums written totaled $205 million in the third quarter of 2015, a 10.8% increase from $185 million in the third quarter of 2014, and $588 million in the first nine months of 2015, a 8.7% increase from $541 million in the first nine months of 2014.  The increase was primarily due to increased sales of vehicle service contracts and other products at Allstate Dealer Services, partially offset by a decline in Allstate Roadside Services premiums.

Underwriting results are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Premiums written	$8,137	$7,805	$23,320	$22,321
Premiums earned	$7,650	$7,306	$22,625	$21,574
Claims and claims expense	(5,207)	(4,804)	(15,784)	(14,700)
Amortization of DAC	(1,029)	(972)	(3,050)	(2,902)
Other costs and expenses	(866)	(947)	(2,761)	(2,815)
Restructuring and related charges	(8)	(4)	(29)	(11)
Underwriting income	$540	$579	$1,001	$1,146
Catastrophe losses	$270	$517	$1,361	$1,898

Underwriting income (loss) by line of business
Auto	$22	$226	$(13)	$539
Homeowners	465	287	922	472
Other personal lines	43	55	104	103
Commercial lines	(5)	10	(33)	13
Other business lines	16	5	27	28
Answer Financial	(1)	(4)	(6)	(9)
Underwriting income	$540	$579	$1,001	$1,146

Underwriting income (loss) by brand
Allstate brand	$571	$676	$1,183	$1,453
Esurance brand	(26)	(62)	(136)	(200)
Encompass brand	(4)	(31)	(40)	(98)
Answer Financial	(1)	(4)	(6)	(9)
Underwriting income	$540	$579	$1,001	$1,146
Allstate Protection underwriting income was $540 million in the third quarter of 2015 compared to $579 million in the third quarter of 2014.  Auto underwriting income was $22 million in the third quarter of 2015 compared to $226 million in the third quarter of 2014, primarily due to increased losses excluding catastrophes and unfavorable reserve reestimates, partially offset by increased premiums earned, decreased catastrophe losses and decreased expenses. Homeowners underwriting income was $465 million in the third quarter of 2015 compared to $287 million in the third quarter of 2014, primarily due to decreased catastrophe losses and increased premiums earned, partially offset by increased losses excluding catastrophes.  Other personal lines underwriting income was $43 million in the third quarter of 2015 compared to $55 million in the third quarter of 2014, primarily due to increased losses excluding catastrophes, partially offset by increased premiums earned. Commercial lines underwriting loss was $5 million in the third quarter of 2015 compared to underwriting income of $10 million in the third quarter of 2014, primarily due to increased losses excluding catastrophes and lower favorable reserve reestimates, partially offset by increased premiums earned.
Allstate Protection underwriting income was $1.00 billion in the first nine months of 2015 compared to $1.15 billion in the first nine months of 2014.  Auto underwriting loss was $13 million in the first nine months of 2015 compared to underwriting income of $539 million in the first nine months of 2014, primarily due to increased losses excluding catastrophes, unfavorable reserve reestimates and increased expenses, partially offset by increased premiums earned and decreased catastrophe losses. Homeowners underwriting income was $922 million in the first nine months of 2015 compared to $472 million in the first nine months of 2014, primarily due to decreased catastrophe losses and increased premiums earned, partially offset by increased losses excluding catastrophes.  Other personal lines underwriting income of $104 million in the first nine months of 2015 was comparable to the first nine months of 2014. Commercial lines underwriting loss was $33 million in the first nine months of 2015 compared to underwriting income of $13 million in the first nine months of 2014, primarily due to increased losses excluding catastrophes and lower favorable reserve reestimates, partially offset by increased premiums earned.
Allstate brand underwriting income was $571 million in the third quarter of 2015 compared to $676 million in the third quarter of 2014, primarily due to increased losses excluding catastrophes and lower favorable reserve reestimates, partially offset by increased premiums earned and decreased catastrophe losses. Esurance brand underwriting loss was $26 million in the third quarter of 2015 compared to $62 million in the third quarter of 2014, primarily due to increased premiums earned and decreased expenses, partially offset by increased losses excluding catastrophes.  Encompass brand underwriting loss was $4 million in the third quarter of 2015 compared to $31 million in the third quarter of 2014, primarily due to decreased catastrophe losses and decreased losses excluding catastrophes, partially offset by unfavorable reserve reestimates.

Allstate brand underwriting income was $1.18 billion in the first nine months of 2015 compared to $1.45 billion in the first nine months of 2014, primarily due to increased losses excluding catastrophes, increased expenses and unfavorable reserve reestimates, partially offset by increased premiums earned and decreased catastrophe losses. Esurance brand underwriting loss was $136 million in the first nine months of 2015 compared to $200 million in the first nine months of 2014, primarily due to increased premiums earned and decreased expenses, partially offset by increased losses excluding catastrophes.  Encompass brand underwriting loss was $40 million in the first nine months of 2015 compared to $98 million in the first nine months of 2014, primarily due to decreased catastrophe losses and increased premiums earned, partially offset by unfavorable reserve reestimates and increased losses excluding catastrophes.
Catastrophe losses were $270 million and $1.36 billion in the third quarter and first nine months of 2015, respectively, compared to $517 million and $1.90 billion in the third quarter and first nine months of 2014, respectively.
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
Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended September 30, 2015
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	—	—	—	—	—	—
$50 million to $100 million	2	9.1	115	42.6	1.5	58
Less than $50 million	20	90.9	137	50.7	1.8	7
Total	22	100.0%	252	93.3	3.3	11
Prior year reserve reestimates			(2)	(0.7)	—
Prior quarter reserve reestimates			20	7.4	0.2
Total catastrophe losses			$270	100.0%	3.5

	Nine months ended September 30, 2015
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	2	3.0	254	18.6	1.1	127
$50 million to $100 million	9	13.7	525	38.6	2.3	58
Less than $50 million	55	83.3	581	42.7	2.6	11
Total	66	100.0%	1,360	99.9	6.0	21
Prior year reserve reestimates			1	0.1	—
Total catastrophe losses			$1,361	100.0%	6.0

Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended September 30,				Nine months ended September 30,
	2015	Number of events	2014	Number of events	2015	Number of events	2014	Number of events
Hurricanes/Tropical storms	$—	—	$2	1	$19	1	$2	1
Tornadoes	—	—	—	—	32	1	97	2
Wind/Hail	208	19	368	25	1,023	54	1,341	57
Wildfires	44	3	14	3	50	6	20	5
Other events	—	—	—	—	236	4	394	6
Prior year reserve reestimates	(2)		6		1		44
Prior quarter reserve reestimates	20		127		—		—
Total catastrophe losses	$270	22	$517	29	$1,361	66	$1,898	71
Loss ratios by brand and line of business are shown in the following table.

	Three months ended September 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Allstate brand
Loss ratio (1)	75.2	68.1	49.3	57.6	60.9	58.9	75.8	60.0	67.6	64.5
Effect of catastrophe losses on combined ratio	0.5	1.8	12.4	22.0	4.5	4.9	2.3	3.3	3.6	6.9
Effect of prior year reserve reestimates on combined ratio	0.1	(1.8)	(0.9)	(0.1)	1.8	2.6	(9.3)	(14.2)	(0.2)	(1.3)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	(0.2)	(0.1)	0.7	—	(0.2)	—	0.7	(0.1)	—

Esurance brand
Loss ratio (1)	72.7	76.5	80.0	100.0	50.0	50.0	—	—	72.7	76.4
Effect of catastrophe losses on combined ratio	0.5	1.9	20.0	—	—	—	—	—	0.8	1.9
Effect of prior year reserve reestimates on combined ratio	(1.3)	(0.8)	—	—	—	—	—	—	(1.3)	(0.8)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	0.2	—	—	—	—	—	—	—	0.3	—

Encompass brand
Loss ratio (1)	81.8	78.0	59.1	83.7	85.2	74.1	—	—	73.1	79.8
Effect of catastrophe losses on combined ratio	0.6	3.0	11.8	36.6	3.7	7.4	—	—	5.3	16.4
Effect of prior year reserve reestimates on combined ratio	7.9	0.5	—	(6.5)	14.8	3.7	—	—	5.4	(1.9)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	—	1.6	0.9	(3.7)	—	—	—	0.3	0.4

Allstate Protection
Loss ratio (1)	75.2	69.1	50.1	59.4	62.4	59.8	75.8	60.0	68.0	65.8
Effect of catastrophe losses on combined ratio	0.5	1.9	12.4	23.0	4.5	5.0	2.3	3.3	3.5	7.1
Effect of prior year reserve reestimates on combined ratio	0.3	(1.6)	(0.8)	(0.5)	2.6	2.6	(9.3)	(14.2)	—	(1.3)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	(0.1)	0.1	0.7	(0.2)	(0.3)	—	0.7	—	—

	Nine months ended September 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Allstate brand
Loss ratio (1)	74.2	68.7	57.9	65.5	62.9	63.2	78.8	65.8	69.2	67.1
Effect of catastrophe losses on combined ratio	1.3	2.1	19.5	27.3	8.0	10.0	5.3	6.6	6.1	8.8
Effect of prior year reserve reestimates on combined ratio	0.4	(1.1)	(0.2)	0.9	0.8	1.0	0.5	(5.4)	0.3	(0.5)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	(0.2)	0.2	1.2	—	(0.3)	1.0	0.6	—	0.2

Esurance brand
Loss ratio (1)	75.3	76.0	66.7	100.0	60.0	50.0	—	—	75.1	75.9
Effect of catastrophe losses on combined ratio	0.8	1.7	16.6	—	—	—	—	—	0.9	1.7
Effect of prior year reserve reestimates on combined ratio	(1.0)	(1.0)	—	—	—	—	—	—	(1.0)	(1.0)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	0.1	—	—	—	—	—	—	—	0.1	—

Encompass brand
Loss ratio (1)	76.8	77.2	70.0	85.3	90.1	78.5	—	—	75.2	80.4
Effect of catastrophe losses on combined ratio	1.2	4.3	22.4	36.4	6.2	8.9	—	—	10.0	17.1
Effect of prior year reserve reestimates on combined ratio	0.6	(2.5)	0.2	1.4	11.1	2.5	—	—	1.4	(0.5)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.3)	(0.2)	—	0.5	—	—	—	—	(0.1)	0.2

Allstate Protection
Loss ratio (1)	74.4	69.5	58.8	66.8	64.7	64.1	78.8	65.8	69.8	68.1
Effect of catastrophe losses on combined ratio	1.3	2.2	19.7	27.9	7.8	9.9	5.3	6.6	6.0	8.8
Effect of prior year reserve reestimates on combined ratio	0.3	(1.1)	(0.2)	1.0	1.4	1.1	0.5	(5.4)	0.3	(0.5)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	(0.1)	0.1	1.2	(0.1)	(0.3)	1.0	0.6	—	0.2
_______________

(1)
Ratios are calculated using the premiums earned for the respective line of business. Effect of catastrophe losses included in prior year reserve reestimates on combined ratio are included in both the effect of catastrophe losses on combined ratio and the effect of prior year reserve reestimates on combined ratio.

Auto loss ratio for the Allstate brand increased 7.1 points and 5.5 points in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014, primarily due to higher claim frequency and severity and unfavorable reserve reestimates, partially offset by increased premiums earned and decreased catastrophe losses. A change in loss expense reserves contributed approximately half a point to the third quarter 2015 increase and was primarily due to increases in the number of claims.
Gross frequency is calculated as the number of claim notices received in the period divided by the average earned policies in force of the respective insurance coverage in force. The rate of change in gross frequency is the year over year percent increase or decrease in gross frequency for the period.
Gross frequency in the bodily injury coverage increased 6.4% and 6.6% in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014. Approximately 85% of individual states experienced a year over year increase in their rate of bodily injury gross frequency in third quarter 2015 when compared to third quarter 2014. Quarterly fluctuations in bodily injury gross frequency can be volatile. On a 12 month moving basis, for the period ended September 30, 2015, the year over year increase was 6.0%.
We continue to see an increase in miles driven. Gross frequency in the property damage coverage increased 8.9% and 5.9% in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014. Approximately 90% of individual states experienced a year over year increase in their rate of property damage gross frequency in third quarter 2015 when compared to third quarter 2014.
Favorable gross frequency results in the prior year period contributed to the quarter over quarter increases in bodily injury and property damage gross frequencies. Bodily injury and property damage gross frequency in the third quarter of 2015 increased approximately 5% and 8%, respectively, from the third quarter of 2013, which did not experience a decline, or an average of 2.5%

and 4% per year, respectively. Higher gross frequency occurred in widespread geographies, as well as within multiple risk classes of customers, rating plans, and both new and renewal business, including business written prior to 2011.
Bodily injury and property damage coverage paid claim severities (average cost per claim) decreased 2.9% and increased 5.4%, respectively, in the third quarter of 2015 compared to third quarter of 2014, and increased 0.5% and 4.5%, respectively, in the first nine months of 2015 compared to the first nine months of 2014. Bodily injury and property damage claim severity increases were consistent with historical comparisons to inflationary indices, after adjusting for normal volatility due to changes in state mix and payment timing.
Esurance brand auto loss ratio decreased 3.8 points and 0.7 points in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014, primarily due to increases in average premiums earned and lower catastrophe losses, partially offset by higher claim frequency and severity across several coverages.
Encompass brand auto loss ratio increased 3.8 points in the third quarter of 2015 compared to the same period of 2014, primarily due to unfavorable reserve reestimates. Encompass brand auto loss ratio decreased 0.4 points in the first nine months of 2015 compared to the same period of 2014, primarily due to lower catastrophe losses and increased premiums earned.
Homeowners loss ratio for the Allstate brand decreased 8.3 points to 49.3 in the third quarter of 2015 from 57.6 in the third quarter of 2014, primarily due to lower catastrophe losses.  Homeowners loss ratio for the Allstate brand decreased 7.6 points to 57.9 in the first nine months of 2015 from 65.5 in the first nine months of 2014, primarily due to lower catastrophe losses and increased premiums earned. Claim frequency excluding catastrophe losses decreased 1.9% and 3.1% in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014.  Paid claim severity excluding catastrophe losses increased 4.5% and 4.8% in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014.
Encompass brand homeowners loss ratio decreased 24.6 points and 15.3 points in the third quarter and first nine months of 2015, primarily due to lower catastrophe losses and increased premiums earned.  Several catastrophes occurred in areas where Encompass has a high concentration of policyholders in the first nine months of 2014.
Expense ratio for Allstate Protection decreased 1.4 points and 0.8 points in the third quarter and first nine months of 2015 compared to the same periods of 2014.  The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended September 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Amortization of DAC	13.9	13.7	2.8	2.7	18.5	18.6	13.5	13.3
Advertising expenses	2.0	2.6	11.0	15.8	0.3	—	2.4	3.2
Amortization of purchased intangible assets	—	—	2.0	3.2	—	—	0.2	0.2
Other costs and expenses	8.2	9.0	18.0	18.5	9.4	10.7	8.7	9.5
Restructuring and related charges	0.1	—	—	—	—	0.6	0.1	0.1
Total expense ratio	24.2	25.3	33.8	40.2	28.2	29.9	24.9	26.3

	Nine months ended September 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Amortization of DAC	13.9	13.8	2.6	2.7	18.5	18.8	13.5	13.5
Advertising expenses	2.2	2.6	13.6	19.3	0.5	0.4	2.7	3.3
Amortization of purchased intangible assets	—	—	2.2	3.3	—	—	0.2	0.2
Other costs and expenses	8.8	9.0	17.9	17.3	9.9	10.6	9.3	9.5
Restructuring and related charges	0.1	0.1	—	—	0.1	0.3	0.1	0.1
Total expense ratio	25.0	25.5	36.3	42.6	29.0	30.1	25.8	26.6
Allstate brand expense ratio decreased 1.1 points in the third quarter of 2015 compared to the same period of 2014. Approximately half of the decrease related to expense reductions in advertising and professional services costs, and the remaining half related to lower compensation incentives and prior year premium tax accruals. Allstate brand expense ratio decreased 0.5 points in the first nine months of 2015 compared to the same period of 2014. Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonus in the third quarter and first nine months of 2015 were higher than the same periods of 2014. Advertising expenses in the third quarter and first nine months of 2015 were lower than the same periods of 2014. Current year targeted expense spending reductions representing approximately 0.4 points of the annualized Allstate brand expense ratio, disclosed in the second quarter 2015, are on schedule.

Esurance brand expense ratio decreased 6.4 points and 6.3 points in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014. A significant portion of Esurance’s expense ratio relates to customer acquisition. Customer acquisition costs include amortization of DAC, advertising expenses and a portion of other costs and expenses and totaled 20.1 points and 23.0 points in third quarter and first nine months of 2015, respectively, compared to 25.8 points and 29.1 points in the third quarter and first nine months of 2014, respectively. Esurance advertising expenses decreased in the third quarter and first nine months of 2015 compared to the same periods of 2014 in conjunction with our profitability actions. Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were lower in the third quarter of 2015 compared the same period of 2014 and higher in the first nine months of 2015 than the same period of 2014. Esurance continued to invest in geographic expansion and additional products and capabilities. The expenses related to expansion initiatives, excluding customer acquisition costs which occur prior to premiums being written, contributed approximately 2.4 points to the expense ratio in the third quarter of 2015 compared to 2.7 points in the third quarter of 2014, and 2.6 points in the first nine months of 2015 compared to 2.4 points the first nine months of 2014. Expenses related to expansion initiatives includes costs incurred to expand beyond our initial 30 states at acquisition, adding new products such as homeowners, motorcycle, and usage based insurance and expanding into the Canadian market.
Encompass brand expense ratio decreased 1.7 points and 1.1 points in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014, primarily due to lower sales incentive program costs. Expense improvement actions include reductions in technology and other costs, as well as improving operating efficiency.
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

($ in millions)	January 1 reserves
	2015	2014
Auto	$11,698	$11,616
Homeowners	1,849	1,821
Other personal lines	1,502	1,512
Commercial lines	549	576
Other business lines	19	22
Total Allstate Protection	$15,617	$15,547

($ in millions, except ratios)	Three months ended September 30,				Nine months ended September 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Auto	$14	$(79)	0.2	(1.1)	$49	$(163)	0.2	(0.7)
Homeowners	(15)	(9)	(0.2)	(0.1)	(10)	50	—	0.2
Other personal lines	11	11	0.1	0.2	18	14	0.1	0.1
Commercial lines	(12)	(17)	(0.1)	(0.3)	2	(19)	—	(0.1)
Other business lines	1	—	—	—	2	—	—	—
Total Allstate Protection (3)	$(1)	$(94)	—	(1.3)	$61	$(118)	0.3	(0.5)

Allstate brand	$(13)	$(85)	(0.2)	(1.2)	$60	$(102)	0.3	(0.5)
Esurance brand	(5)	(3)	—	—	(12)	(11)	(0.1)	—
Encompass brand	17	(6)	0.2	(0.1)	13	(5)	0.1	—
Total Allstate Protection	$(1)	$(94)	—	(1.3)	$61	$(118)	0.3	(0.5)
_______________

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Property-Liability premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $2 million favorable and $1 million unfavorable in the three and nine months ended September 30, 2015, respectively, compared to $6 million and $44 million unfavorable in the three and nine months ended September 30, 2014, respectively.  The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio totaled zero both the three and nine months ended September 30, 2015, compared to zero and 0.2 unfavorable in the three and nine months ended September 30, 2014.

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
Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Premiums written	$—	$1	$—	$1

Premiums earned	$—	$1	$—	$1
Claims and claims expense	(48)	(105)	(51)	(110)
Operating costs and expenses	(1)	(1)	(2)	(2)
Underwriting loss	$(49)	$(105)	$(53)	$(111)
Underwriting losses of $49 million and $53 million in the third quarter and first nine months of 2015, respectively, were primarily related to our annual review using established industry and actuarial best practices resulting in a $39 million unfavorable reestimate of asbestos reserves, a $1 million unfavorable reestimate of environmental reserves and a $9 million unfavorable reestimate of other exposure reserves, partially offset by a $5 million decrease in allowance for future uncollectible reinsurance. Underwriting losses of $105 million and $111 million in the third quarter and first nine months of 2014, respectively, were primarily related to a $87 million unfavorable reestimate of asbestos reserves, a $15 million unfavorable reestimate of environmental reserves and a $3 million increase in allowance for future uncollectible reinsurance, partially offset by a $3 million favorable reestimate of other exposure reserves.
For asbestos exposures, our 2015 annual review resulted in an increase in estimated reserves of $39 million primarily related to a settlement with a large insured and more reported claims than expected. Reserves for asbestos claims were $995 million and $1.01 billion, net of reinsurance recoverables of $475 million and $478 million, as of September 30, 2015 and December 31, 2014, respectively. Incurred but not reported (“IBNR”) represents 57% of total net asbestos reserves as of September 30, 2015 with no change from December 31, 2014. IBNR provides for estimated probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies. In the third quarter of 2014, our review resulted in an increase in estimated reserves of $87 million.
For environmental exposures, our 2015 annual review resulted in an increase in estimated reserves of $1 million. Reserves for environmental claims were $188 million and $203 million, net of reinsurance recoverables of $45 million and $64 million, as of September 30, 2015 and December 31, 2014, respectively. IBNR represents 55% of total net environmental reserves, 3 points lower than as of December 31, 2014. In the third quarter of 2014, our review resulted in an increase in estimated reserves of $15 million.
For other exposures, our 2015 annual review resulted in an increase in estimated reserves of $9 million. Reserves for other exposure claims were $385 million and $395 million as of September 30, 2015 and December 31, 2014, respectively. In the third quarter of 2014, our review resulted in a decrease in estimated reserves of $3 million.
The allowance for uncollectible reinsurance primarily relates to Discontinued Lines and Coverages reinsurance recoverables and was $79 million and $95 million as of September 30, 2015 and December 31, 2014, respectively. The allowance for Discontinued Lines and Coverages represents 11.7% and 12.9% of the related reinsurance recoverable balances as of September 30, 2015 and December 31, 2014, respectively.
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

PROPERTY-LIABILITY INVESTMENT RESULTS
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed income securities	$221	$216	$657	$643
Equity securities	16	21	57	73
Mortgage loans	4	4	11	13
Limited partnership interests	62	112	233	289
Short-term investments	3	—	5	3
Other	20	15	57	48
Investment income, before expense	326	368	1,020	1,069
Investment expense	(19)	(24)	(63)	(62)
Net investment income	$307	$344	$957	$1,007
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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed income securities: tax-exempt	2.3%	2.6%	2.4%	2.6%
Fixed income securities: tax-exempt equivalent	3.4	3.8	3.5	3.8
Fixed income securities: taxable	3.2	2.9	3.1	3.0
Equity securities	2.5	2.7	2.8	2.8
Mortgage loans	4.0	4.1	4.2	4.4
Limited partnership interests	10.1	18.4	12.3	14.4
Total portfolio	3.5	3.8	3.6	3.7
Net investment income decreased 10.8% or $37 million to $307 million in the third quarter of 2015 from $344 million in the third quarter of 2014, and decreased 5.0% or $50 million to $957 million in the first nine months of 2015 from $1.01 billion in the first nine months of 2014. The decreases in both periods were primarily due to lower average investment balances and limited partnership income, partially offset by higher portfolio yields.
Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Impairment write-downs	$(30)	$8	$(48)	$(10)
Change in intent write-downs	(77)	(42)	(132)	(127)
Net other-than-temporary impairment losses recognized in earnings	(107)	(34)	(180)	(137)
Sales and other	(63)	312	113	740
Valuation and settlements of derivative instruments	9	(12)	(17)	(34)
Realized capital gains and losses, pre-tax	(161)	266	(84)	569
Income tax expense	57	(93)	29	(201)
Realized capital gains and losses, after-tax	$(104)	$173	$(55)	$368
For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•
Allstate Financial net income available to common shareholders was $262 million and $624 million in the third quarter and first nine months of 2015, respectively, compared to $116 million and $423 million in the third quarter and first nine months of 2014, respectively.

•
Allstate Financial premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $534 million in the third quarter of 2015, an increase of 5.1% from $508 million in the third quarter of 2014, and $1.60 billion in the first nine months of 2015, a decrease of 1.1% from $1.62 billion in the first nine months of 2014.

•
Allstate Financial investments totaled $37.27 billion as of September 30, 2015, reflecting a decrease of $1.54 billion from $38.81 billion as of December 31, 2014.  Net investment income increased 3.8% to $491 million in the third quarter of 2015 and decreased 11.3% to $1.46 billion in the first nine months of 2015 from $473 million and $1.65 billion in the third quarter and first nine months of 2014, respectively.

•
Allstate Financial net realized capital gains totaled $194 million and $364 million in the third quarter and first nine months of 2015, respectively, compared to $28 million and $19 million in the third quarter and first nine months of 2014, respectively.

•
During third quarter 2015, a $6 million pre-tax charge to income was recorded related to our annual comprehensive review of the deferred policy acquisition costs (“DAC”), deferred sales inducement costs and secondary guarantee liability balances. This compares to a $6 million pre-tax charge to income in the third quarter of 2014.

•	Allstate Financial contractholder funds totaled $21.56 billion as of September 30, 2015, reflecting a decrease of $970 million from $22.53 billion as of December 31, 2014.

•
On April 1, 2014, we sold Lincoln Benefit Life Company’s (“LBL”) life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.

ALLSTATE FINANCIAL SEGMENT
Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Life and annuity premiums and contract charges	$538	$512	$1,611	$1,637
Net investment income	491	473	1,464	1,651
Realized capital gains and losses	194	28	364	19
Total revenues	1,223	1,013	3,439	3,307

Costs and expenses
Life and annuity contract benefits	(460)	(433)	(1,347)	(1,334)
Interest credited to contractholder funds	(194)	(198)	(578)	(717)
Amortization of DAC	(63)	(58)	(198)	(198)
Operating costs and expenses	(112)	(115)	(353)	(345)
Restructuring and related charges	(1)	1	(3)	(2)
Total costs and expenses	(830)	(803)	(2,479)	(2,596)

Gain (loss) on disposition of operations	3	(26)	2	(93)
Income tax expense	(134)	(68)	(338)	(195)
Net income available to common shareholders	$262	$116	$624	$423

Life insurance	$64	$52	$187	$182
Accident and health insurance	23	30	71	84
Annuities and institutional products	175	34	366	157
Net income available to common shareholders	$262	$116	$624	$423

Allstate Life	$58	$49	$174	$175
Allstate Benefits	29	33	84	91
Allstate Annuities	175	34	366	157
Net income available to common shareholders	$262	$116	$624	$423

Investments as of September 30			$37,269	$38,607
Net income available to common shareholders was $262 million in the third quarter of 2015 compared to $116 million in the third quarter of 2014.  The increase was primarily due to higher net realized capital gains, life and annuity premiums and contract charges, and net investment income, partially offset by higher life and annuity contract benefits.
Net income available to common shareholders was $624 million in the first nine months of 2015 compared to $423 million in the first nine months of 2014. The increase primarily relates to higher net realized capital gains and lower loss on disposition related to the LBL sale, partially offset by the reduction in business due to the sale of LBL on April 1, 2014. Net income available to common shareholders in the first nine months of 2014 included an after-tax loss on disposition of LBL totaling $60 million. Excluding the loss on disposition for the first nine months of 2014 as well as the net income of the LBL business for first quarter 2014 of $28 million, net income available to common shareholders increased $169 million in the first nine months of 2015 compared to the first nine months of 2014, primarily due to higher net realized capital gains, life and annuity premiums and contract charges, and lower interest credited to contractholder funds, partially offset by higher life and annuity contract benefits and lower net investment income.
Analysis of revenues   Total revenues increased 20.7% or $210 million in the third quarter of 2015 compared to the third quarter of 2014, primarily due to higher net realized capital gains, life and annuity premiums and contract charges, and net investment income. Total revenues increased 4.0% or $132 million in the first nine months of 2015 compared to the first nine months of 2014. Excluding results of the LBL business for first quarter 2014 of $211 million, total revenues increased 11.1% or $343 million in the first nine months of 2015 compared to the first nine months of 2014, primarily due to higher net realized capital gains and life and annuity premiums and contract charges, partially offset by lower net investment income.
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

The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Underwritten products
Traditional life insurance premiums	$124	$116	$372	$353
Accident and health insurance premiums	1	1	2	7
Interest-sensitive life insurance contract charges	178	176	538	603
Subtotal – Allstate Life	303	293	912	963
Traditional life insurance premiums	11	10	26	25
Accident and health insurance premiums	193	181	583	557
Interest-sensitive life insurance contract charges	27	24	80	73
Subtotal – Allstate Benefits	231	215	689	655
Total underwritten products	534	508	1,601	1,618

Annuities
Immediate annuities with life contingencies premiums	—	—	—	5
Other fixed annuity contract charges	4	4	10	14
Total – Allstate Annuities	4	4	10	19

Life and annuity premiums and contract charges (1)	$538	$512	$1,611	$1,637
____________________

(1)
Contract charges related to the cost of insurance totaled $137 million and $135 million for the third quarter of 2015 and 2014, respectively, and $413 million and $457 million in the first nine months of 2015 and 2014, respectively.

Premiums and contract charges increased 5.1% or $26 million and decreased 1.6% or $26 million in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014.  Excluding results of the LBL business for first quarter 2014 of $85 million, premiums and contract charges increased $59 million in the first nine months of 2015 compared to the first nine months of 2014. The increases in both periods were primarily due to growth in Allstate Benefits accident and health insurance business as well as increased traditional life insurance renewal premiums. The growth at Allstate Benefits primarily relates to accident, critical illness and hospital indemnity products.

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Contractholder funds, beginning balance	$21,968	$23,472	$22,529	$24,304
Contractholder funds classified as held for sale, beginning balance	—	—	—	10,945
Total contractholder funds, including those classified as held for sale	21,968	23,472	22,529	35,249

Deposits
Interest-sensitive life insurance	251	247	753	811
Fixed annuities	56	48	160	231
Total deposits	307	295	913	1,042

Interest credited	193	197	577	717

Benefits, withdrawals, maturities and other adjustments
Benefits	(272)	(286)	(830)	(955)
Surrenders and partial withdrawals	(375)	(630)	(983)	(1,896)
Maturities of and interest payments on institutional products	—	(1)	(1)	(1)
Contract charges	(205)	(197)	(611)	(677)
Net transfers from separate accounts	2	2	5	6
Other adjustments (1)	(59)	(4)	(40)	25
Total benefits, withdrawals, maturities and other adjustments	(909)	(1,116)	(2,460)	(3,498)

Contractholder funds sold in LBL disposition	—	—	—	(10,662)

Contractholder funds, ending balance	$21,559	$22,848	$21,559	$22,848
_______________

(1)
The table above illustrates the changes in contractholder funds, which are presented gross of reinsurance recoverables on the Condensed Consolidated Statements of Financial Position.  The table above is intended to supplement our discussion and analysis of revenues, which are presented net of reinsurance on the Condensed Consolidated Statements of Operations.  As a result, the net change in contractholder funds associated with products reinsured is reflected as a component of the other adjustments line.

Contractholder funds decreased 1.9% and 4.3% in the third quarter and first nine months of 2015, respectively, primarily due to the continued runoff of our deferred fixed annuity business.
Contractholder deposits increased 4.1% in the third quarter of 2015 compared to the third quarter of 2014, primarily due to higher additional deposits on fixed annuities and higher deposits on interest-sensitive life insurance. Contractholder deposits decreased 12.4% in the first nine months of 2015 compared to the first nine months of 2014, primarily due to lower additional deposits on fixed annuities and lower deposits on interest-sensitive life insurance due to the LBL sale.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 40.5% to $375 million in the third quarter of 2015 and 48.2% to $983 million in the first nine months of 2015 from $630 million and $1.90 billion in the third quarter and first nine months of 2014, respectively.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.3% in the first nine months of 2015 compared to 10.6% in the first nine months of 2014.
Net investment income increased 3.8% or $18 million to $491 million in the third quarter of 2015 from $473 million in the third quarter of 2014, primarily due to higher limited partnership income, partially offset by lower portfolio yields and average investment balances. Net investment income decreased 11.3% or $187 million to $1.46 billion in the first nine months of 2015 from $1.65 billion in the first nine months of 2014. Excluding $126 million related to the LBL business for first quarter 2014, net investment income decreased $61 million in the first nine months of 2015 compared to the same period of 2014, primarily due to lower average investment balances, prepayment fee income and litigation proceeds, and portfolio yields, partially offset by higher limited partnership income. In the Allstate Financial portfolio, we are reducing the risk that rising interest rates will negatively impact the value of fixed income securities by reducing the portfolio’s duration. The proceeds from these sales are initially being invested in shorter duration fixed income securities and public equity securities. Over time, we will shift to investments in which a greater proportion of return is derived from idiosyncratic asset or operating performance, to more appropriately match the long-term nature of our immediate annuity liabilities and improve long-term economic results. While the dispositions generate net realized capital gains, investment income will be impacted by lower yields on the reinvested proceeds until repositioned to performance-based investments.

Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Impairment write-downs	$(17)	$2	$(29)	$(2)
Change in intent write-downs	(50)	(21)	(57)	(40)
Net other-than-temporary impairment losses recognized in earnings	(67)	(19)	(86)	(42)
Sales and other	246	43	432	52
Valuation and settlements of derivative instruments	15	4	18	9
Realized capital gains and losses, pre-tax	194	28	364	19
Income tax expense	(69)	(9)	(129)	(6)
Realized capital gains and losses, after-tax	$125	$19	$235	$13
For further discussion of realized capital gains and losses, see the Investments section of the MD&A.
Analysis of costs and expenses  Total costs and expenses increased 3.4% or $27 million in the third quarter of 2015 compared to the third quarter of 2014, primarily due to higher life and annuity contract benefits. Total costs and expenses decreased 4.5% or $117 million in the first nine months of 2015 compared to the first nine months of 2014.  Excluding results of the LBL business for first quarter 2014 of $168 million, total costs and expenses increased $51 million in the first nine months of 2015 compared to the same period of 2014, primarily due to higher life and annuity contract benefits and higher operating costs and expenses, partially offset by lower interest credited to contractholder funds.
Life and annuity contract benefits increased 6.2% or $27 million in the third quarter of 2015 and 1.0% or $13 million in the first nine months of 2015 compared to the same periods of 2014. Excluding results of the LBL business for first quarter 2014 of $65 million, life and annuity contract benefits increased $78 million in the first nine months of 2015 compared to the same period of 2014. The increases in both periods were primarily due to higher life insurance mortality experience.
Our annual review of assumptions in third quarter 2015 resulted in a $4 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated retention on guaranteed interest-sensitive life business. In the third quarter of 2014, the review resulted in an $11 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to increased projected exposure to secondary guarantees.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $127 million and $383 million in the third quarter and first nine months of 2015, respectively, compared to $131 million and $391 million in the third quarter and first nine months of 2014, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Life insurance	$59	$67	$181	$220
Accident and health insurance	(2)	(1)	(6)	(5)
Subtotal – Allstate Life	57	66	175	215
Life insurance	7	5	18	12
Accident and health insurance	92	100	300	303
Subtotal – Allstate Benefits	99	105	318	315
Allstate Annuities	(23)	(30)	(61)	(69)
Total benefit spread	$133	$141	$432	$461
Benefit spread decreased 5.7% or $8 million in the third quarter of 2015 and 6.3% or $29 million in the first nine months of 2015 compared to the same periods of 2014.  Excluding results of the LBL business for first quarter 2014 of $(1) million, benefit spread decreased $30 million in the first nine months of 2015 compared to the same period of 2014. The decreases in both periods were primarily due to higher life insurance mortality experience, partially offset by higher premiums and favorable mortality experience on immediate annuities.

Interest credited to contractholder funds decreased 2.0% or $4 million in the third quarter of 2015 and 19.4% or $139 million in the first nine months of 2015 compared to the same periods of 2014.  Excluding results of the LBL business for first quarter 2014 of $90 million, interest credited to contractholder funds decreased 7.8% or $49 million in the first nine months of 2015 compared to the first nine months of 2014. The decreases in both periods were primarily due to lower average contractholder funds and lower interest crediting rates. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $3 million in third quarter 2015 compared to a decrease of $2 million in third quarter 2014, and increased interest credited to contractholder funds by $4 million in the first nine months of 2015 compared to an increase of $19 million in the first nine months of 2014.
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
The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Life insurance	$32	$20	$93	$71
Accident and health insurance	1	1	4	7
Net investment income on investments supporting capital	18	27	57	87
Subtotal – Allstate Life	51	48	154	165
Life insurance	1	3	6	8
Accident and health insurance	3	3	8	8
Net investment income on investments supporting capital	4	3	12	11
Subtotal – Allstate Benefits	8	9	26	27
Annuities and institutional products	82	54	228	262
Net investment income on investments supporting capital	32	31	99	108
Subtotal – Allstate Annuities	114	85	327	370
Investment spread before valuation changes on embedded derivatives that are not hedged	173	142	507	562
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(3)	2	(4)	(19)
Total investment spread	$170	$144	$503	$543
Investment spread before valuation changes on embedded derivatives that are not hedged increased 21.8% or $31 million in the third quarter of 2015, primarily due to higher net investment income and lower credited interest. Investment spread before valuation changes on embedded derivatives that are not hedged decreased 9.8% or $55 million in the first nine months of 2015 compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $46 million, investment spread before valuation changes on embedded derivatives that are not hedged decreased $9 million in the first nine months of 2015 compared to the first nine months of 2014, primarily due to lower net investment income, partially offset by lower credited interest.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.  For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale were included for periods prior to April 1, 2014. Investment spreads may vary significantly between periods due to the variability in investment income, particularly for immediate fixed annuities where the investment portfolio includes limited partnerships.

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2015	2014	2015	2014	2015	2014
Interest-sensitive life insurance	5.1%	5.1%	3.9%	4.0%	1.2%	1.1%
Deferred fixed annuities and institutional products	4.2	4.5	2.9	2.8	1.3	1.7
Immediate fixed annuities with and without life contingencies	8.0	6.7	5.9	6.0	2.1	0.7
Investments supporting capital, traditional life and other products	3.8	4.3	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2015	2014	2015	2014	2015	2014
Interest-sensitive life insurance	5.1%	5.3%	3.9%	3.9%	1.2%	1.4%
Deferred fixed annuities and institutional products	4.3	4.5	2.8	2.9	1.5	1.6
Immediate fixed annuities with and without life contingencies	7.6	7.4	5.9	6.0	1.7	1.4
Investments supporting capital, traditional life and other products	4.1	4.3	n/a	n/a	n/a	n/a
The following table summarizes our product liabilities and indicates the account value of those contracts and policies for which an investment spread is generated.

($ in millions)	September 30,
	2015	2014
Immediate fixed annuities with life contingencies	$8,727	$8,914
Other life contingent contracts and other	3,502	3,568
Reserve for life-contingent contract benefits	$12,229	$12,482

Interest-sensitive life insurance	$7,949	$7,838
Deferred fixed annuities	9,991	11,175
Immediate fixed annuities without life contingencies	3,281	3,492
Institutional products	85	85
Other	253	258
Contractholder funds	$21,559	$22,848
Amortization of DAC   The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$60	$64	$191	$203
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	2	2	6	3
Amortization acceleration (deceleration) for changes in assumptions (“DAC unlocking”)	1	(8)	1	(8)
Total amortization of DAC	$63	$58	$198	$198
____________________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 8.6% or $5 million in the third quarter of 2015 compared to the same period of 2014. Amortization of DAC in the first nine months of 2015 was comparable to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $5 million, amortization of DAC in the first nine months of 2015 increased $5 million compared to the same period of 2014. The increase in both periods primarily related to amortization acceleration for changes in assumptions in 2015 compared to amortization deceleration in 2014.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life and fixed annuity contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In the third quarter of 2015, the review resulted in an acceleration of DAC amortization (charge to income) of $1 million related to interest-sensitive life insurance.
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

($ in millions)	2015	2014
Investment margin	$2	$11
Benefit margin	1	35
Expense margin	(2)	(54)
Net acceleration (deceleration)	$1	$(8)
Operating costs and expenses decreased 2.6% or $3 million in the third quarter of 2015 and increased 2.3% or $8 million in the first nine months of 2015 compared to the same periods of 2014.  Excluding results of the LBL business for first quarter 2014 of $8 million, operating costs and expenses increased $16 million in the first nine months of 2015 compared to the same period of 2014. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Non-deferrable commissions	$21	$25	$72	$78
General and administrative expenses	78	78	242	226
Taxes and licenses	13	12	39	41
Total operating costs and expenses	$112	$115	$353	$345

Restructuring and related charges	$1	$(1)	$3	$2

Allstate Life	$48	$57	$159	$173
Allstate Benefits	55	50	165	151
Allstate Annuities	9	8	29	21
Total operating costs and expenses	$112	$115	$353	$345
General and administrative expenses in the third quarter of 2015 were comparable to the third quarter of 2014. General and administrative expenses increased 7.1% or $16 million in the first nine months of 2015 compared to the first nine months of 2014, primarily due to increased expenses at Allstate Benefits relating to employee costs, technology costs and acquisition expenses, reinsurance expense allowances paid to LBL for business reinsured to Allstate Life Insurance Company (“ALIC”) after the sale, and a guaranty fund accrual release in the prior year period.
Income tax expense included $17 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects in first quarter 2015.

INVESTMENTS HIGHLIGHTS

•	Investments totaled $78.34 billion as of September 30, 2015, decreasing from $81.11 billion as of December 31, 2014.

•	Unrealized net capital gains totaled $1.45 billion as of September 30, 2015, decreasing from $3.17 billion as of December 31, 2014.

•
Net investment income was $807 million in the third quarter of 2015, a decrease of 1.9% from $823 million in the third quarter of 2014, and $2.45 billion in the first nine months of 2015, a decrease of 8.7% from $2.68 billion in the first nine months of 2014.

•
Net realized capital gains were $33 million in the third quarter of 2015 compared to $294 million in the third quarter of 2014 and $280 million in the first nine months of 2015 compared to $588 million in the first nine months of 2014.

INVESTMENTS
The composition of the investment portfolios as of September 30, 2015 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$29,157	76.3%	$26,600	71.4%	$2,500	87.4%	$58,257	74.4%
Equity securities (2)	2,808	7.4	1,425	3.8	3	0.1	4,236	5.4
Mortgage loans	339	0.9	4,063	10.9	—	—	4,402	5.6
Limited partnership interests (3)	2,558	6.7	2,261	6.1	4	0.1	4,823	6.1
Short-term investments (4)	1,692	4.4	991	2.6	353	12.4	3,036	3.9
Other	1,659	4.3	1,929	5.2	—	—	3,588	4.6
Total	$38,213	100.0%	$37,269	100.0%	$2,860	100.0%	$78,342	100.0%
____________________

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $29.10 billion, $25.35 billion, $2.47 billion and $56.92 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $2.66 billion, $1.46 billion, $3 million and $4.12 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(3)
We have commitments to invest in additional limited partnership interests totaling $1.22 billion, $1.25 billion and $2.47 billion for Property-Liability, Allstate Financial, and in Total, respectively.

(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $1.69 billion, $991 million, $353 million and $3.04 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(5)	Balances reflect the elimination of related party investments between segments.
Investments totaled $78.34 billion as of September 30, 2015, decreasing from $81.11 billion as of December 31, 2014 primarily due to common share repurchases, dividends paid to shareholders, a decline in fixed income valuations resulting from widening credit spreads, a decline in equity valuations, and net reductions in contractholder funds.
The Property-Liability investment portfolio totaled $38.21 billion as of September 30, 2015, decreasing from $39.08 billion as of December 31, 2014 primarily due to dividends paid by Allstate Insurance Company (“AIC”) to The Allstate Corporation (the “Corporation”) and a decline in fixed income and equity valuations, partially offset by positive operating cash flows.
The Allstate Financial investment portfolio totaled $37.27 billion as of September 30, 2015, decreasing from $38.81 billion as of December 31, 2014 primarily due to a decline in fixed income valuations and net reductions in contractholder funds.
The Corporate and Other investment portfolio totaled $2.86 billion as of September 30, 2015, decreasing from $3.22 billion as of December 31, 2014 primarily due to common share repurchases, dividends paid to shareholders and a decline in fixed income valuations, partially offset by dividends paid by AIC to the Corporation.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of September 30, 2015	Percent to total investments	Fair value as of December 31, 2014	Percent to total investments
U.S. government and agencies	$3,760	4.8%	$4,328	5.3%
Municipal	7,494	9.6	8,497	10.5
Corporate	41,629	53.1	42,144	52.0
Foreign government	1,085	1.4	1,645	2.0
Asset-backed securities (“ABS”)	2,711	3.5	3,978	4.9
Residential mortgage-backed securities (“RMBS”)	1,011	1.3	1,207	1.5
Commercial mortgage-backed securities (“CMBS”)	542	0.7	615	0.8
Redeemable preferred stock	25	—	26	—
Total fixed income securities	$58,257	74.4%	$62,440	77.0%
As of September 30, 2015, 85.5% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of September 30, 2015.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,760	$118	$—	$—	$3,760	$118
Municipal
Tax exempt	4,841	99	54	(4)	4,895	95
Taxable	2,532	309	67	8	2,599	317
Corporate
Public	25,553	634	4,782	(222)	30,335	412
Privately placed	8,847	341	2,447	(121)	11,294	220
Foreign government	1,085	59	—	—	1,085	59
ABS
Collateralized debt obligations (“CDO”)	613	(10)	95	(20)	708	(30)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,981	14	22	—	2,003	14
RMBS
U.S. government sponsored entities (“U.S. Agency”)	217	9	—	—	217	9
Non-agency	77	1	717	88	794	89
CMBS	302	9	240	23	542	32
Redeemable preferred stock	25	4	—	—	25	4
Total fixed income securities	$49,833	$1,587	$8,424	$(248)	$58,257	$1,339
Municipal bonds, including tax exempt and taxable securities, totaled $7.49 billion as of September 30, 2015 with an unrealized net capital gain of $412 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $41.63 billion as of September 30, 2015, with an unrealized net capital gain of $632 million.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
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
ABS, including CDO and Consumer and other ABS, totaled $2.71 billion as of September 30, 2015, with 95.7% rated investment grade and an unrealized net capital loss of $16 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $708 million as of September 30, 2015, with 86.6% rated investment grade and an unrealized net capital loss of $30 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $2.00 billion as of September 30, 2015, with 98.9% rated investment grade.  Consumer and other ABS consists of $1.06 billion of consumer auto, $644 million of credit card and $300 million of other ABS with unrealized net capital gains of $2 million, $2 million and $10 million, respectively.
RMBS totaled $1.01 billion as of September 30, 2015, with 29.1% rated investment grade and an unrealized net capital gain of $98 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.  The non-agency portfolio totaled $794 million as of September 30, 2015, with 9.7% rated investment grade and an unrealized net capital gain of $89 million.
CMBS totaled $542 million as of September 30, 2015, with 55.7% rated investment grade and an unrealized net capital gain of $32 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 96.5% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS.
Mortgage loans, which are primarily held in the Allstate Financial portfolio, totaled $4.40 billion as of September 30, 2015 and primarily comprise loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Performance-based long-term is an investing strategy whose objective is to deliver attractive risk-adjusted returns over a longer horizon.  The portfolio primarily includes private equity, real estate, infrastructure, timber and agriculture-related investments. We believe these assets offer attractive returns relative to risk due to, among other factors, the largely illiquid nature of the underlying investments, specialized skills required to underwrite and acquire them, and the ability to add value through operational improvements. Accordingly, a greater proportion of return is derived from the specific asset or business rather than the market as a whole.  The portfolio is diversified across many investments, as well as, across a number of characteristics including fund managers or partners, vintage years, strategies, geography (including international), and industry sector or property types.  These investments are reflected in $4.44 billion of limited partnership interests and $548 million of other investments.

The following table presents information about our limited partnership interests as of September 30, 2015.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Other funds	Total
Cost method of accounting (“Cost”)	$965	$183	$—	$1,148
Equity method of accounting (“EMA”)	2,317	977	381	3,675
Total	$3,282	$1,160	$381	$4,823

Number of managers	102	36	13	151
Number of individual funds	189	79	18	286
Largest exposure to single fund	$149	$96	$152	$152
______________

(1)	Includes $897 million of infrastructure and real asset funds.
The following tables show the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended September 30,
	2015				2014
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$55	$107	$162	$—	$14	$52	$66	$(5)
Real estate funds	8	(3)	5	(2)	11	82	93	19
Other funds	—	—	—	—	—	3	3	—
Total	$63	$104	$167	$(2)	$25	$137	$162	$14

	Nine months ended September 30,
	2015				2014
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$135	$220	$355	$(3)	$100	$195	$295	$(17)
Real estate funds	45	93	138	(4)	39	147	186	12
Other funds	—	(10)	(10)	—	2	16	18	—
Total	$180	$303	$483	$(7)	$141	$358	$499	$(5)
Limited partnership interests produced investment income of $167 million in the three months ended September 30, 2015 compared to $162 million in the three months ended September 30, 2014 and $483 million in the nine months ended September 30, 2015 compared to $499 million in the nine months ended September 30, 2014. Investment income from private equity/debt funds increased for the three and nine month periods of 2015 reflecting strong distributions from our cost method limited partnerships as acquirer access to financing and an active global merger and acquisition market facilitated the sales of underlying investments. We also experienced appreciation across the diversified private equity/debt funds EMA portfolio, reduced by funds with exposure to the energy sector and emerging markets.  Real estate funds EMA income was lower in the three and nine month periods of 2015 due to modest appreciation in the current year compared to significant appreciation in the prior year.  Realized capital gains and losses included impairment write-downs and other losses from valuation changes in public securities held in certain limited partnerships. Economic conditions and equity market performance are reflected in limited partnership results, and we continue to expect this income to vary significantly between periods. Investment income on EMA limited partnerships is generally recognized on a three month delay due to the availability of the related financial statements.  Investment income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $1.45 billion as of September 30, 2015 compared to $3.17 billion as of December 31, 2014.  The decrease for fixed income securities was primarily due to wider credit spreads and the realization of unrealized net capital gains through sales.  The following table presents unrealized net capital gains and losses.

($ in millions)	September 30, 2015	December 31, 2014
U.S. government and agencies	$118	$136
Municipal	412	620
Corporate	632	1,758
Foreign government	59	102
ABS	(16)	7
RMBS	98	99
CMBS	32	42
Redeemable preferred stock	4	4
Fixed income securities	1,339	2,768
Equity securities	113	412
Derivatives	7	(2)
EMA limited partnerships	(5)	(5)
Unrealized net capital gains and losses, pre-tax	$1,454	$3,173
The unrealized net capital gain for the fixed income portfolio totaled $1.34 billion, comprised of $2.10 billion of gross unrealized gains and $758 million of gross unrealized losses as of September 30, 2015.  This is compared to an unrealized net capital gain for the fixed income portfolio totaling $2.77 billion, comprised of $3.08 billion of gross unrealized gains and $314 million of gross unrealized losses as of December 31, 2014.
Gross unrealized gains and losses on fixed income securities by type and sector as of September 30, 2015 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Energy	$4,690	$94	$(220)	$4,564
Basic industry	2,156	43	(102)	2,097
Consumer goods (cyclical and non-cyclical)	11,417	273	(90)	11,600
Communications	3,072	75	(75)	3,072
Capital goods	3,799	134	(42)	3,891
Technology	2,988	48	(42)	2,994
Utilities	4,592	387	(41)	4,938
Banking	3,355	52	(39)	3,368
Transportation	1,630	89	(19)	1,700
Financial services	2,756	90	(17)	2,829
Other	542	37	(3)	576
Total corporate fixed income portfolio	40,997	1,322	(690)	41,629
U.S. government and agencies	3,642	118	—	3,760
Municipal	7,082	431	(19)	7,494
Foreign government	1,026	60	(1)	1,085
ABS	2,727	19	(35)	2,711
RMBS	913	108	(10)	1,011
CMBS	510	35	(3)	542
Redeemable preferred stock	21	4	—	25
Total fixed income securities	$56,918	$2,097	$(758)	$58,257
The energy, basic industry, consumer goods and communications sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2015.  In general, the gross unrealized losses are related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
The unrealized net capital gain for the equity portfolio totaled $113 million, comprised of $274 million of gross unrealized gains and $161 million of gross unrealized losses as of September 30, 2015.  This is compared to an unrealized net capital gain for the equity portfolio totaling $412 million, comprised of $467 million of gross unrealized gains and $55 million of gross unrealized losses as of December 31, 2014.

Global oil prices have declined significantly since September 30, 2014 and commodity values have also declined significantly in 2015. Among commodities exposed companies, those in the metal and mining sectors have experienced the largest decline in values of their debt. In the above table, oil exposure is reflected within the energy sector and metals and mining exposure is reflected within the basic industry sector. Within these sectors, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil and commodity prices remain at depressed levels for an extended period or decline further, certain issuers and investments may come under duress.
Corporate fixed income and equity securities with gross unrealized losses that have direct exposure to the energy sector, have an aggregate carrying value of $2.54 billion and gross unrealized losses of $253 million as of September 30, 2015. Approximately 80% of the $4.56 billion of corporate fixed income securities with direct exposure to the energy sector were investment grade as of September 30, 2015.
Corporate fixed income and equity securities with gross unrealized losses that have direct exposure to the metals and mining sectors, have an aggregate carrying value of $669 million and gross unrealized losses of $79 million as of September 30, 2015.  Approximately 70% of the $641 million of corporate fixed income securities with direct exposure to the metals and mining sectors were investment grade as of September 30, 2015.
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed income securities	$546	$581	$1,681	$1,870
Equity securities	23	28	77	91
Mortgage loans	53	54	165	206
Limited partnership interests	167	162	483	499
Short-term investments	4	1	8	5
Other	49	41	143	127
Investment income, before expense	842	867	2,557	2,798
Investment expense	(35)	(44)	(111)	(118)
Net investment income	$807	$823	$2,446	$2,680
Net investment income decreased 1.9% or $16 million in the third quarter of 2015 compared to the third quarter of 2014, primarily due to lower average investment balances and lower portfolio yields, partially offset by lower investment expenses. Net investment income decreased 8.7% or $234 million in the first nine months of 2015 compared to the first nine months of 2014, primarily due to lower average investment balances relating to the sale of LBL on April 1, 2014, and lower prepayment fee income and litigation proceeds, partially offset by lower investment expenses.  Net investment income in the third quarter and first nine months of 2015 includes $9 million and $43 million, respectively, related to prepayment fee income and litigation proceeds compared to $15 million and $92 million in the third quarter and first nine months of 2014, respectively.  These items may vary significantly from period to period and may not recur.
Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Impairment write-downs	$(47)	$10	$(77)	$(12)
Change in intent write-downs	(127)	(63)	(189)	(167)
Net other-than-temporary impairment losses recognized in earnings	(174)	(53)	(266)	(179)
Sales and other	183	355	545	792
Valuation and settlements of derivative instruments	24	(8)	1	(25)
Realized capital gains and losses, pre-tax	33	294	280	588
Income tax expense	(12)	(102)	(100)	(207)
Realized capital gains and losses, after-tax	$21	$192	$180	$381

Impairment write-downs, which include changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed income securities	$(15)	$(6)	$(24)	$(10)
Equity securities	(24)	—	(37)	(3)
Mortgage loans	—	2	—	6
Limited partnership interests	(2)	14	(7)	(5)
Other investments	(6)	—	(9)	—
Impairment write-downs	$(47)	$10	$(77)	$(12)
Impairment write-downs on fixed income securities for the three and nine months ended September 30, 2015 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances and collateralized loan obligations that experienced deterioration in expected cash flows. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to cost method limited partnerships that experienced declines in portfolio valuations deemed to be other-than-temporary.
Change in intent write-downs totaling $127 million and $189 million in the three and nine months ended September 30, 2015, respectively, were primarily related to the ongoing portfolio management of our equity securities. For certain equity securities managed by third parties where we do not retain decision making authority as it pertains to selling securities that are in an unrealized loss position and therefore we recognize any unrealized loss at the end of the period through a charge to earnings.
Sales and other generated $183 million and $545 million of net realized capital gains in the three and nine months ended September 30, 2015, respectively. Sales and other primarily included sales of fixed income securities with longer maturity dates to reduce the risk of rising interest rates and equity securities in connection with ongoing portfolio management, as well as losses from valuation changes in public securities held in certain limited partnerships. Sales in third quarter 2015 included $266 million of gains related to Allstate Financial’s repositioning of $1.96 billion of longer term fixed income securities into shorter duration fixed income securities and public equity securities.
Valuation and settlements of derivative instruments generated net realized capital gains of $24 million and $1 million for the three and nine months ended September 30, 2015, respectively, and primarily comprised gains on equity index futures used to offset valuation losses in the equity portfolio during periods of declining equity market values.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•	Shareholders’ equity as of September 30, 2015 was $20.50 billion, a decrease of 8.1% from $22.30 billion as of December 31, 2014.

•
On January 2, 2015, April 1, 2015 and July 1, 2015, we paid common shareholder dividends of $0.28, $0.30 and $0.30, respectively.  On July 14, 2015, we declared a common shareholder dividend of $0.30 payable on October 1, 2015.

•	As of September 30, 2015, there was $1.1 billion remaining on the $3 billion common share repurchase program.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	September 30, 2015	December 31, 2014
Preferred stock, common stock, retained income and other shareholders’ equity items	$20,966	$21,743
Accumulated other comprehensive (loss) income	(462)	561
Total shareholders’ equity	20,504	22,304
Debt	5,175	5,194
Total capital resources	$25,679	$27,498
Ratio of debt to shareholders’ equity	25.2%	23.3%
Ratio of debt to capital resources	20.2%	18.9%
Shareholders’ equity decreased in the first nine months of 2015, primarily due to common share repurchases, decreased unrealized net capital gains on investments and dividends paid to shareholders, partially offset by net income.  In the nine months ended September 30, 2015, we paid dividends of $365 million and $87 million related to our common and preferred shares, respectively.
Debt In May 2015, Federal Home Loan Bank advances of $8 million were repaid. In August 2015, we repurchased principal amounts of $11 million of Junior Subordinated Debentures. We have no debt maturities until 2018.
Common share repurchases  As of September 30, 2015, there was $1.1 billion remaining on the common share repurchase program.
In March 2015 we commenced a $3 billion common share repurchase program that is expected to be completed by July 2016. In February 2015, we completed a $2.5 billion common share repurchase program that commenced in February 2014.
During the first nine months of 2015, we repurchased 33.5 million common shares for $2.23 billion in the market.
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
Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $3.06 billion as of September 30, 2015 comprising cash and investments that are generally saleable within one quarter.  The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.  This provides funds for the parent company’s fixed charges and other corporate purposes.
In the first nine months of 2015, AIC paid dividends totaling $2.11 billion to its parent, Allstate Insurance Holdings, LLC (“AIH”), which then paid $2.10 billion of dividends to the Corporation. In the first nine months of 2015, Allstate Financial paid $103 million of dividends to AIC.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.  We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration.  As of September 30, 2015, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions.  In the first nine months of 2015, we did not defer interest payments on the subordinated debentures.
Additional borrowings to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2015, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements.  In April 2015, we extended the maturity date of this facility to April 2020.  The facility is fully subscribed among 11 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 12.0% as of September 30, 2015.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the third quarter or the first nine months of 2015.

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission on April 30, 2015.  We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 510 million shares of treasury stock as of September 30, 2015), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $21.56 billion as of September 30, 2015.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2015.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,480	16.1%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,772	26.8
Market value adjustments (2)	1,994	9.3
Subject to discretionary withdrawal without adjustments (3)	10,313	47.8
Total contractholder funds (4)	$21,559	100.0%
_______________

(1)	Includes $2.03 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.36 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	88% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $810 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.3% and 10.6% in the first nine months of 2015 and 2014, respectively.  Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
The following table summarizes consolidated cash flow activities by segment for the first nine months ended September 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$2,212	$2,230	$373	$487	$101	$(152)	$2,686	$2,565
Investing activities	(20)	(517)	750	2,254	365	247	1,095	1,984
Financing activities	43	(22)	(1,008)	(1,918)	(2,568)	(2,399)	(3,533)	(4,339)
Net increase in consolidated cash							$248	$210
_______________
(1)    Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.
Property-Liability  Lower cash provided by operating activities in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher claim payments, higher income tax payments, higher contributions to benefit plans and lower net investment income, partially offset by increased premiums.
Lower cash used in investing activities in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to decreases in purchases of securities, partially offset by decreases in sales of securities and increased purchases of short-term investments.
Allstate Financial  Lower cash provided by operating activities in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to lower net investment income and higher income tax payments, partially offset by higher premiums on accident and health and traditional life insurance products.
Lower cash provided by investing activities in the first nine months of 2015 compared to the first nine months of 2014 was the result of lower cash used in financing activities due to lower contractholder fund disbursements. Investing activities included the repositioning of $1.96 billion of longer term fixed income securities into shorter duration fixed income securities and public equity securities.

Lower cash used in financing activities in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits.
Corporate and Other  Fluctuations in the Corporate and Other operating cash flows were primarily due to the timing of intercompany settlements.  Investing activities primarily relate to investments in the parent company portfolio.  Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in dividends to shareholders of The Allstate Corporation, common share repurchases, short-term debt, repayment of debt and proceeds from the issuance of debt and preferred stock; therefore, financing cash flows are affected when we increase or decrease the level of these activities.
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
Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
July 1, 2015 - July 31, 2015
Open Market Purchases	3,435,601	$67.1603	3,435,015
August 1, 2015 - August 31, 2015
Open Market Purchases	4,515,268	$61.7884	4,510,818
September 1, 2015 - September 30, 2015
Open Market Purchases	4,965,754	$58.2141	4,965,414
Total	12,916,623	$61.8431	12,911,247	$1.1 billion
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

July:   586
August:   4,450
September: 340
(2) From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3)	On February 4, 2015, we announced the approval of a common share repurchase program for $3 billion, to be completed by July 31, 2016.

Item 6.  Exhibits

(a)	Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 2, 2015, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

November 2, 2015	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)