Form 10-K
period 2015-12-31
ALLSTATE CORP
filed 2016-02-19
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes    X                                    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                           No   X
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was approximately $25.77 billion.
As of January 29, 2016, the registrant had 378,300,428 shares of common stock outstanding.
Documents Incorporated By Reference
Portions of the following documents are incorporated herein by reference as follows:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its annual stockholders meeting to be held on May 24, 2016 (the “Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part I
Item 1.  Business
The Allstate Corporation was incorporated under the laws of the State of Delaware on November 5, 1992 to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company, Allstate Life Insurance Company and other subsidiaries (collectively, including The Allstate Corporation, “Allstate”). Allstate is primarily engaged in the property-liability insurance and life insurance business. It offers its products in the United States and Canada.
The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Allstate’s strategy is to serve distinct customer segments with differentiated offerings. The Allstate brand is widely known through the “You’re In Good Hands With Allstate®” slogan. Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2014 statutory direct premiums written according to A.M. Best. In addition, according to A.M. Best, it is the nation’s 19th largest issuer of life insurance business on the basis of 2014 ordinary life insurance in force and 31st largest on the basis of 2014 statutory admitted assets.
Allstate has four business segments:

• Allstate Protection	• Discontinued Lines and Coverages
• Allstate Financial	• Corporate and Other
To achieve its goals in 2016, Allstate is focused on the following priorities:
•better serve our customers through innovation, effectiveness and efficiency;
•achieve target economic returns on capital;
•grow insurance policies in force;
•proactively manage investments; and
•build and acquire long-term growth platforms.
In this annual report on Form 10-K, we occasionally refer to statutory financial information. All domestic United States insurance companies are required to prepare statutory-basis financial statements. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We frequently use industry publications containing statutory financial information to assess our competitive position.
ALLSTATE PROTECTION SEGMENT
Products and Distribution
Total Allstate Protection premiums written were $30.87 billion in 2015. Our Allstate Protection segment accounted for 93% of Allstate’s 2015 consolidated insurance premiums and contract charges. In this segment, we principally sell private passenger auto, homeowners, and other property-liability insurance products through agencies and directly through contact centers and the internet. These products are underwritten under the Allstate®, Esurance® and Encompass® brand names.
Our Unique Strategy                  Consumer Segments

Brand Neutral
Local Advice & Assistance
Self Serve
Brand Sensitive
Encompass®
Creating protection around you
Answer financial®
Allstate®
You're in good hands.
esurance®
an Allstate® company

Allstate serves four different consumer segments with distinct interaction preferences (local advice and assistance versus self-directed) and brand preferences (brand-neutral versus brand-sensitive).

•
Allstate brand auto and homeowners insurance products are sold primarily through Allstate exclusive agencies and serve customers who prefer local personalized advice and service and are brand-sensitive. The Allstate brand also sells specialty auto products including motorcycle, trailer, motor home and off-road vehicle insurance policies; other personal lines products including renter, condominium, landlord, boat, umbrella and manufactured home insurance policies; commercial lines products for small business owners; roadside assistance products; and service contracts and other products sold in conjunction with auto lending and vehicle sales transactions. Allstate brand sales and service are supported through contact centers and the internet. In 2015, the Allstate brand represented 91% of the Allstate Protection segment’s written premium. In the U.S., we offer these Allstate brand products in approximately 10,200 locations through approximately 34,800 licensed producers including approximately 10,400 Allstate exclusive agencies and approximately 24,400 licensed sales professionals. We also offer these products through approximately 2,100 independent agencies that are primarily in rural areas in the U.S. In Canada, we offer Allstate brand products through approximately 850 employee producers working in five provinces across the country (Ontario, Quebec, Alberta, New Brunswick and Nova Scotia).

•
Esurance brand auto, homeowners, renter and motorcycle insurance products are sold directly to consumers online, through contact centers and through select agents, including Answer Financial. Esurance serves self-directed, brand-sensitive customers. In 2015, the Esurance brand represented 5% of the Allstate Protection segment’s written premium.

•
Encompass brand auto, homeowners, umbrella and other insurance products, sold predominantly in the form of a single annual household (“package”) policy, are distributed through independent agencies that serve consumers who prefer personal advice and assistance from an independent adviser and are brand neutral. Encompass targets mass affluent households, a market of approximately 35 million in the U.S., with higher average coverage needs. In 2015, the Encompass brand represented 4% of the Allstate Protection segment’s written premium. Encompass brand products are distributed through approximately 2,300 independent agencies. Encompass is among the top 20 largest providers of personal property and casualty insurance products through independent agencies in the United States, based on statutory written premium information provided by A.M. Best for 2014.

•
Answer Financial, a personal lines insurance agency, serves self-directed, brand-neutral consumers who want a choice between insurance carriers. It offers comparison quotes for auto and homeowners insurance from approximately 25 insurance companies through its website and over the phone and receives commissions for this service.

Through arrangements made with other companies, agencies, and brokers, the Allstate Protection segment may offer non-proprietary products to consumers when an Allstate product is not available. As of December 31, 2015, Allstate agencies had approximately $1.3 billion of non-proprietary personal insurance premiums under management, primarily related to property business in hurricane exposed areas, and approximately $200 million of non-proprietary commercial insurance premiums under management. Answer Financial had $581 million of non-proprietary premiums written in 2015.
Competition
The markets for personal private passenger auto and homeowners insurance are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. by direct written premium for the year ended December 31, 2014 according to A.M. Best.

Personal Lines Insurance		Private Passenger Auto Insurance		Homeowners Insurance

Insurer	Market Share	Insurer	Market Share	Insurer	Market Share
State Farm	18.6%	State Farm	18.2%	State Farm	19.4%
Allstate	9.6	GEICO	10.8	Allstate	8.6
GEICO	7.3	Allstate	10.1	Liberty Mutual	6.4
Progressive	6.2	Progressive	8.8	Farmers	5.7
Liberty Mutual	5.5	USAA	5.2	USAA	5.2
Farmers	5.3	Farmers	5.1	Nationwide	4.0
USAA	5.2	Liberty Mutual	5.0	Travelers	3.8
Nationwide	3.9	Nationwide	3.9
In the personal property and casualty insurance market, we compete principally using customer value propositions for each consumer segment. This includes different brands, the scope and type of distribution system, price and the breadth of product offerings, product features, customer service, claim handling, and use of technology. In addition, our proprietary database of underwriting and pricing experience enables Allstate to use sophisticated pricing algorithms to more accurately price risks and to cross sell products within our customer base. For auto insurance, risk evaluation factors can include but are not limited to vehicle make, model and year; driver age and marital status; territory; years licensed; loss history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring utilizing certain credit report information. For property insurance, risk evaluation factors can include but are not limited to amount of insurance purchased; geographic location of the property; loss history; age, condition and construction characteristics of the property; and characteristics of the insured including insurance scoring utilizing certain credit report information.
Allstate differentiates itself from competitors by focusing on the needs of the entire household and offering a comprehensive range of innovative product options and features through distribution channels that best suit each market segment. Allstate’s Your Choice Auto® insurance allows qualified customers to choose from a variety of options, such as Accident Forgiveness, Deductible Rewards®, Safe Driving Bonus®, and New Car Replacement. We believe that Your Choice Auto insurance promotes increased growth and increased retention. We also offer a Claim Satisfaction GuaranteeSM feature that promises a return of premium to Allstate brand standard auto insurance customers dissatisfied with their claims experience. Allstate House and Home® insurance is our homeowners product that provides options of coverage for roof damage including graduated coverage and pricing based on roof type and age. Good Hands RescueSM is a service that provides pay on demand access to roadside services.
Our Allstate branded Drivewise® and our Esurance branded DriveSense® offerings are telematic-based insurance programs that use a mobile application or an in-car device to capture driving behaviors and reward customers for driving safely. The Drivewise mobile application also provides customers with information and tools to encourage safer driving and incentivize them through driving challenges. Beginning in 2015, Drivewise offers Allstate Rewards®, a program that provides reward points for safe driving.
Our Esurance branded Pay Per Mile® usage-based insurance product was piloted in September 2015 and gives customers flexibility to customize their insurance and pay based on the number of miles they drive.
The Encompass package policy offers broad coverage options specifically tailored to the mass affluent market while simplifying the insurance experience by packaging a product into a single annual household policy with one premium, one bill, one policy deductible and one renewal date. Broad coverage options include features such as enhanced home replacement with a cash-out option should the insured decide not to rebuild, additional living expense coverage with no specific time or dollar limit, water-sewer back up coverage, an unlimited accident forgiveness feature and roadside assistance.
Geographic Markets
The Company’s principal geographic markets for auto, homeowners, and other personal property and casualty products are in the United States. Through various subsidiaries, we are authorized to sell a variety of personal property and casualty insurance products in all 50 states, the District of Columbia and Puerto Rico. We also sell personal property and casualty insurance products in Canada.
The following table reflects, in percentages, the principal geographic distribution of premiums earned for the Allstate Protection segment for 2015, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the premiums earned for the segment.

Texas	10.8%
California	9.4
New York	9.0
Florida	7.2
Additional Information
Information regarding the last three years’ revenues and income from operations attributable to the Allstate Protection segment is contained in Note 19 of the consolidated financial statements. Note 19 also includes information regarding the last three years’ identifiable assets attributable to our property-liability operations, which includes our Allstate Protection and Discontinued Lines and Coverages segments. Note 19 is incorporated in this Part I, Item 1 by reference.
Information regarding the amount of premium earned for Allstate Protection segment products for the last three years is set forth in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the table regarding premiums earned by brand. That table is incorporated in this Part I, Item 1 by reference.

ALLSTATE FINANCIAL SEGMENT
Products and Distribution
Our Allstate Financial segment sells traditional, interest-sensitive and variable life insurance and voluntary accident and health insurance products. We sell Allstate Financial products through Allstate exclusive agencies and approximately 1,000 exclusive financial specialists, and 6,000 workplace enrolling independent agents. The majority of life insurance business written involves exclusive financial specialists, including referrals from exclusive agencies and licensed sales professionals. The table below lists our current distribution channels with the associated products and target customers.

Distribution Channels	Proprietary Products	Target Customers
Allstate exclusive agencies and exclusive financial specialists	Term life insurance	Customers who prefer local personalized advice and service and are brand-sensitive
Whole life insurance
Interest-sensitive life insurance
Variable life insurance
Workplace enrolling independent agents Allstate exclusive agencies and exclusive financial specialists	Workplace life and voluntary accident and health insurance:	Middle market consumers with family financial protection needs employed by small, medium, and large size firms
Interest-sensitive and term life insurance
Disability income insurance
Cancer, accident, critical illness and heart/stroke insurance
Hospital indemnity
Dental insurance
Allstate exclusive agencies and exclusive financial specialists also sell non-proprietary retirement and investment products, including mutual funds, fixed and variable annuities, disability insurance, and long-term care insurance to provide a broad suite of protection and retirement products. As of December 31, 2015, Allstate agencies had approximately $13.0 billion of non-proprietary mutual funds and fixed and variable annuity account balances under management. New and additional deposits into these non-proprietary products were $1.9 billion in 2015.
Competition
We compete on a wide variety of factors, including product offerings, brand recognition, financial strength and ratings, price, distribution and the level of customer service. The market for life insurance continues to be highly fragmented and competitive. As of December 31, 2014, there were approximately 400 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2014, the Allstate Financial segment is the nation’s 19th largest issuer of life insurance and related business on the basis of 2014 ordinary life insurance in force and 31st largest on the basis of 2014 statutory admitted assets.
The market for voluntary benefits is growing as employers seek to shift benefit costs to employees. Favorable industry and economic trends have increased competitive pressure and attracted new traditional and non-traditional entrants to the voluntary benefits market. Recent entrants, including large group medical and life insurance carriers, are leveraging core benefit capabilities by bundling and discounting to capture voluntary market share. Allstate will need to continue strengthening its value proposition and add new capabilities to maintain its strong leadership position in voluntary benefits.
Geographic Markets
We sell life insurance and voluntary accident and health insurance throughout the United States. Through subsidiaries, we are authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. We also sell voluntary accident and health insurance in Canada.
The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Financial segment for 2015, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

New York	10.7%
Texas	10.3
Florida	9.5
California	6.6
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

Information regarding premiums and contract charges for Allstate Financial segment products for the last three years is set forth in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the table that summarizes premiums and contract charges by product. That table is incorporated in this Part I, Item 1 by reference.
ALLSTATE AGENCIES
Allstate exclusive agencies offer products targeted to consumers that prefer local personalized advice and branded products from both the Allstate Protection and Allstate Financial segments. They offer Allstate brand auto and homeowners insurance policies; specialty auto products including motorcycle, trailer, motor home and off-road vehicle insurance policies; other personal lines products including renter, condominium, landlord, boat, umbrella and manufactured home insurance policies; commercial lines products for small business owners; and roadside assistance products. Allstate exclusive agencies and exclusive financial specialists offer various life insurance products, as well as voluntary accident and health insurance products. In addition, arrangements made with other companies, agencies, and brokers allow Allstate exclusive agencies the ability to make available non-proprietary products to consumers when an Allstate product is not available.
In the U.S., Allstate brand products are sold in approximately 10,200 locations through approximately 34,800 licensed producers including approximately 10,400 Allstate exclusive agencies employing approximately 24,400 licensed sales professionals, who are licensed to sell our products. We also offer these products through approximately 2,100 independent agencies in primarily rural areas in the U.S. In Canada, we offer Allstate brand products through approximately 850 producers working in five provinces across the country (Ontario, Quebec, Alberta, New Brunswick and Nova Scotia). We pursue opportunities for growing Allstate brand exclusive agency distribution based on market opportunities.
We support our exclusive agencies in a variety of ways to facilitate customer service and Allstate’s overall growth strategy. For example, we offer assistance with marketing, sales, service and business processes and provide education and other resources to help them acquire more business and retain more customers. Our programs support exclusive agencies and help them grow by offering financing to acquire other agencies and awarding additional resources to better performing agencies. We support our relationship with Allstate exclusive agencies through several national and regional working groups:

•
The Agency Executive Council, engages exclusive agencies on our customer service and growth strategy. Membership includes approximately 20 Allstate exclusive agency owners selected on the basis of performance, thought leadership and credibility among their peer group.

•
The National Advisory Board brings together Allstate’s senior leadership and a cross section of Allstate exclusive agents and exclusive financial specialists from around the country to address national business issues and develop solutions.

•	Regional Advisory Boards support Allstate exclusive agency owner engagement within each of Allstate’s 15 regional offices in the U.S. and within Canada.
The compensation structure for Allstate exclusive agencies rewards agencies for delivering high value to our customers and achieving certain business outcomes such as product profitability, net growth and household penetration. Allstate exclusive agent remuneration comprises a base commission (Property-Liability and Allstate Financial products), variable compensation and a bonus. Variable compensation has two components: agency success factors (local presence, Allstate Financial insurance policies sold and licensed staff), which must be achieved in order to qualify for the second component, which is customer satisfaction. In addition, a bonus that is a percentage of premiums can be earned by agents who achieve a targeted loss ratio and a defined amount of Allstate Financial sales. The bonus is earned by achieving a targeted percentage of multi-category households (customers with Allstate policies in at least two of the following product categories: vehicle, personal property, or life and retirement) and increases in Allstate Protection (Allstate brand) and Allstate Financial policies in force. Other elements of exclusive agency compensation and support include start-up agency bonuses, marketing support payments, technology and data allowances, regional promotions and recognition trips based on achievement. Allstate exclusive financial specialists receive commissions for proprietary and non-proprietary sales and earn a bonus based on the volume of business produced. There are no significant changes to the compensation framework planned for 2016.
Allstate independent agent remuneration comprises a base commission (Property-Liability products) and a bonus which can be earned by agents who achieve a target loss ratio. The bonus, which is a percentage of premiums, is earned by achieving a targeted percentage of multi-category households (customers with Allstate policies in at least two of the following product categories: vehicle, personal property or life and retirement) and increased Allstate Protection (Allstate brand) net written premium above a minimum threshold. Other elements of independent agency compensation and support include marketing support payments, national and regional promotions and recognition trips based on achievement. There are no significant changes to the compensation framework planned for 2016.
Since Allstate brand customers prefer personal advice and assistance, all Allstate brand customers who purchase their policies directly through contact centers and the internet are provided an Allstate agency relationship at the time of purchase.

To better serve customers who prefer local and personalized advice, we are undergoing a focused multi-year effort to position agents, licensed sales professionals and financial specialists to serve customers as trusted advisors. This means that they have a local presence that instills confidence; know their customers and understand the unique needs of their households; help them assess the potential risks they face; provide local expertise and personalized guidance on how to protect what matters most to them by offering customized solutions; and support them when they have changes in their lives and during their times of need. To ensure agencies have the resources, capacity and support needed to serve customers at this level, we are deploying education and support focused on relationship initiation and insurance and retirement expertise and are continuing efforts to enhance agency capabilities with customer-centric technology while simplifying and automating service processes to enable agencies to focus more time in an advisory role.
Allstate employs field sales leaders who are responsible for recruiting and retaining Allstate agents and helping them grow their business and profitability. The field sales leaders’ compensation is aligned with agency success and includes a bonus based on the level of agent remuneration described above and agency geographic footprint.
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

Gross	Year ended December 31,
($ in millions)	2015	2014	2013
Gross reserve for property-liability claims and claims expense, beginning of year	$22,923	$21,857	$21,288
Incurred claims and claims expense
Provision attributable to the current year	21,484	19,896	18,380
Change in provision attributable to prior years (1)	152	925	1,248
Total claims and claims expense	21,636	20,821	19,628
Claim payments
Claims and claims expense attributable to current year	13,827	13,034	11,738
Claims and claims expense attributable to prior years	6,863	6,721	7,321
Total payments	20,690	19,755	19,059
Gross reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table	$23,869	$22,923	$21,857

Net	Year ended December 31,
	2015	2014	2013
Net reserve for property-liability claims and claims expense, beginning of year	$17,229	$17,193	$17,278
Incurred claims and claims expense
Provision attributable to the current year	20,953	19,512	18,032
Change in provision attributable to prior years	81	(84)	(121)
Total claims and claims expense	21,034	19,428	17,911
Claim payments
Claims and claims expense attributable to current year	13,660	12,924	11,658
Claims and claims expense attributable to prior years	6,626	6,468	6,338
Total payments	20,286	19,392	17,996
Net reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table (2)	$17,977	$17,229	$17,193
______________________________

(1)
In 2015, the gross change in provision attributable to prior years, primarily relate to increases in Discontinued Lines and Coverages reserves. In 2014 and 2013, the gross change in provision attributable to prior years, primarily relate to increases for Michigan and New Jersey unlimited personal injury protection and Discontinued Lines and Coverages reserves (see the Property-Liability Claims and Claims Expense Reserves section of the MD&A for additional discussion).

(2)	Reserves for claims and claims expense are net of reinsurance of $5.89 billion, $5.69 billion and $4.66 billion as of December 31, 2015, 2014 and 2013, respectively.
The year-end 2015 gross reserves of $23.87 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $7.09 billion more than the net reserve balance of $16.78 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $5.89 billion, primarily related to the Michigan Catastrophic Claims Association (“MCCA”), that reduce reserves for statutory reporting but are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $1.06 billion. Remaining differences are due to variations in requirements between GAAP and statutory reporting.
As the tables above illustrate, Allstate’s net reserve for property-liability insurance claims and claims expense at the end of 2014 increased in 2015 by $81 million, compared to reestimates of the gross reserves of an increase of $152 million. Net reserve reestimates in 2014 and 2013 of $84 million and $121 million, respectively, were more favorable than the gross reserve reestimates which increased $925 million and $1.25 billion, respectively, primarily due to Michigan personal injury protection claim reserves ceded to the MCCA.
Loss Reserve Reestimates
The following Loss Reserve Reestimates table illustrates the change over time of the net reserves established for property-liability insurance claims and claims expense at the end of the last eleven calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of Allstate’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether the original reserve was adequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable.

The Loss Reserve Reestimates table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. Unfavorable reserve reestimates are shown in this table in parentheses.

($ in millions)	Loss Reserve Reestimates
	December 31,
	2005 & prior	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Gross reserves for unpaid claims and claims expense	$22,117	$18,866	$18,865	$19,456	$19,167	$19,468	$20,375	$21,288	$21,857	$22,923	$23,869
Reinsurance recoverable	3,186	2,256	2,205	2,274	2,139	2,072	2,588	4,010	4,664	5,694	5,892
Reserve for unpaid claims and claims expense	18,931	16,610	16,660	17,182	17,028	17,396	17,787	17,278	17,193	17,229	17,977
Paid (cumulative) as of:
One year later	7,952	6,684	6,884	6,995	6,571	6,302	6,435	6,338	6,468	6,626
Two years later	11,293	9,957	9,852	10,069	9,491	9,396	9,513	9,511	9,686
Three years later	13,431	11,837	11,761	11,915	11,402	11,287	11,467	11,477
Four years later	14,608	12,990	12,902	13,071	12,566	12,497	12,650
Five years later	15,325	13,723	13,628	13,801	13,323	13,239
Six years later	15,839	14,239	14,154	14,305	13,823
Seven years later	16,249	14,657	14,543	14,702
Eight years later	16,607	14,985	14,887
Nine years later	16,906	15,283
Ten years later	17,186
Reserve reestimated as of:
End of year	18,931	16,610	16,660	17,182	17,028	17,396	17,787	17,278	17,193	17,229	17,977
One year later	17,960	16,438	16,830	17,070	16,869	17,061	17,122	17,157	17,109	17,310
Two years later	17,876	16,633	17,174	17,035	16,903	16,906	17,001	16,994	17,017
Three years later	18,162	17,135	17,185	17,217	16,909	16,869	16,937	16,853
Four years later	18,805	17,238	17,393	17,260	16,892	16,854	16,825
Five years later	19,014	17,447	17,477	17,306	16,965	16,818
Six years later	19,215	17,542	17,560	17,344	16,953
Seven years later	19,300	17,671	17,619	17,392
Eight years later	19,474	17,727	17,685
Nine years later	19,541	17,813
Ten years later	19,631
Initial reserve in excess of (less than) reestimated reserve:
Amount of reestimate	(700)	(1,203)	(1,025)	(210)	75	578	962	425	176	(81)
Percent	(3.7)%	(7.2)%	(6.2)%	(1.2)%	0.4%	3.3%	5.4%	2.5%	1.0%	(0.5)%
Gross reestimated liability-latest	26,002	23,219	22,994	22,802	22,158	22,045	22,167	23,245	22,748	23,075
Reestimated recoverable-latest	6,371	5,406	5,309	5,410	5,205	5,227	5,342	6,392	5,731	5,765
Net reestimated liability-latest	19,631	17,813	17,685	17,392	16,953	16,818	16,825	16,853	17,017	17,310
Gross cumulative reestimate (increase) decrease	$(3,885)	$(4,353)	$(4,129)	$(3,346)	$(2,991)	$(2,577)	$(1,792)	$(1,957)	$(891)	$(152)

($ in millions)	Amount of reestimates for each segment
	December 31,
	2005 & prior	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net Discontinued Lines and Coverages reestimate	$(628)	$(496)	$(449)	$(431)	$(407)	$(379)	$(358)	$(307)	$(165)	$(53)
Net Allstate Protection reestimate	(72)	(707)	(576)	221	482	957	1,320	732	341	(28)
Amount of reestimate (net)	$(700)	$(1,203)	$(1,025)	$(210)	$75	$578	$962	$425	$176	$(81)
As shown in the above table, the subsequent cumulative increase in the net reserves established up to December 31, 2005, in general, reflect additions to reserves in the Discontinued Lines and Coverages Segment, primarily for asbestos and environmental liabilities, which offset the effects of favorable severity trends experienced by Allstate Protection, as discussed more fully below. The cumulative increases in reserves established as of December 31, 2006 and 2007 are due to the shift of reserves to older accident years attributable to a reallocation of reserves related to employee postretirement benefits to more accident years, litigation settlements, reclassification of injury and non-injury reserves to older years along with reserve strengthening as discussed below.
The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2015. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s). Favorable reserve reestimates are shown in this table in parentheses. The changes in total have generally been favorable other than 2008 which was adversely impacted due to litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina, as shown and discussed more fully below.

($ in millions)	Effect of net reserve reestimates on calendar year operations
	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total
BY ACCIDENT YEAR
2005 & prior	$(971)	$(83)	$286	$643	$209	$201	$85	$174	$67	$90	$701
2006		(89)	(91)	(141)	(106)	8	10	(45)	(11)	(4)	(469)
2007			(25)	(158)	(92)	(1)	(11)	(46)	3	(20)	(350)
2008				(456)	(46)	(26)	(41)	(37)	(21)	(18)	(645)
2009					(124)	(148)	(37)	(63)	35	(60)	(397)
2010						(369)	(161)	(20)	(88)	(24)	(662)
2011							(510)	(84)	(49)	(76)	(719)
2012									(99)	(29)	(128)
2013									79	49	128
2014										173	173
TOTAL	$(971)	$(172)	$170	$(112)	$(159)	$(335)	$(665)	$(121)	$(84)	$81	$(2,368)
In 2015, unfavorable prior year reserve reestimates were primarily due to severity development for bodily injury coverage for recent years that was more than expected. The increased reserves in accident years 2005 & prior is due to reserve strengthening by the Discontinued Lines and Coverages segment and litigation settlements from older years.
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
In 2006, favorable prior year reserve reestimates were primarily due to Allstate Protection auto injury severity and late reported loss development that was less than what was anticipated in previous reserve estimates and also by catastrophe losses that were less than anticipated in previous estimates. Decreased reserve reestimates for Allstate Protection more than offset increased reestimates of losses primarily related to asbestos liabilities reported by the Discontinued Lines and Coverages segment.

For additional information regarding reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Property-Liability Claims and Claims Expense Reserves.”
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
In recent years, the state insurance regulatory framework has come under increased federal scrutiny. As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in 2010. Some regulations required pursuant to this law must still be finalized and, until such time, we are unable to determine the impact on Allstate’s operations. Dodd-Frank also created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury (“Treasury”). The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council (“FSOC”), represents the U.S. on international insurance matters, and studies the current regulatory system. FIO submitted reports to Congress in 2013 and 2014 addressing how to improve and modernize the system of insurance regulation. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on Allstate. We are working for changes in the regulatory environment to make insurance more available and affordable for consumers, encourage market innovation, improve driving safety, strengthen cybersecurity, and promote better catastrophe preparedness and loss mitigation.
Additional regulations or new requirements may emerge from activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, the National Association of Insurance Commissioners (“NAIC”), and the International Association of Insurance Supervisors (“IAIS”), that are evaluating solvency and capital standards for insurance company groups. In addition, the NAIC has adopted amendments to its model holding company law, which have been adopted by some jurisdictions. The outcome of these actions is uncertain; however, these actions may result in an increase in the level of capital and liquidity required by insurance holding companies. Additional discussion of recent developments enabled by Dodd-Frank appear later in this section.
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
Insurance Holding Company Regulation – Change of Control.    The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation in the jurisdictions in which their insurance subsidiaries do business. In the U.S., these subsidiaries are organized under the insurance codes of Florida, Illinois, Massachusetts, New York, Texas, and Wisconsin, and some of these subsidiaries are considered commercially domiciled in California and Florida. Generally, the insurance codes in these states provide that the acquisition or change of “control” of a domestic or commercially domiciled insurer or of any person that controls such an insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of “control” arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to, ten percent or more of the voting securities of an insurer or of a person that controls an insurer. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of ten percent or more of The Allstate Corporation’s common stock would generally require prior approval by the state insurance departments in California, Florida, Illinois, Massachusetts, New York, Texas, and Wisconsin. Moreover,

notification would be required in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay, or prevent certain transactions affecting the ownership of The Allstate Corporation’s common stock.
Rate Regulation.    Nearly all states have insurance laws requiring personal property and casualty insurers to file rating plans, policy or coverage forms, and other information with the state’s regulatory authority. In many cases, such rating plans, policy forms, or both must be approved prior to use.
The speed with which an insurer can change rates in response to competition or in response to increasing costs depends, in part, on whether the rating laws are (i) prior approval, (ii) file-and-use, or (iii) use-and-file laws. In states having prior approval laws, the regulator must approve a rate before the insurer may use it. In states having file-and-use laws, the insurer does not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used. A use-and-file law requires an insurer to file rates within a certain period of time after the insurer begins using them. Eighteen states, including California and New York, have prior approval laws. Under all three types of rating laws, the regulator has the authority to disapprove a rate filing.
An insurer’s ability to adjust its rates in response to competition or to changing costs is often dependent on an insurer’s ability to demonstrate to the regulator that its rates or proposed rating plan meets the requirements of the rating laws. In those states that significantly restrict an insurer’s discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a rate that reflects the cost and expense of providing the insurance. In those states that significantly restrict an insurer’s ability to charge a rate that reflects the cost and expense of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it underwrites. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its profitability.
From time to time, the personal lines insurance industry comes under pressure from state regulators, legislators, and special interest groups to reduce, freeze, or set rates at levels that do not correspond with our analysis of underlying costs, catastrophe loss exposure, and expenses. We expect this kind of pressure to persist. In addition, Allstate and other insurers are using increasingly sophisticated pricing models and rating plans that are reviewed by regulators and special interest groups. State regulators may interpret existing law or rely on future legislation or regulations to impose new restrictions that adversely affect profitability or growth. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding rating.
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
Michigan Catastrophic Claims Association.    The MCCA is a mandatory insurance coverage and reinsurance indemnification mechanism for personal injury protection losses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year. It operates similar to a reinsurance program and is funded by participating member companies through a per vehicle annual assessment that is currently $150. This assessment is collected when we receive payment from our customers and we remit the assessment to the MCCA. The participating company retention level is $545 thousand per claim for the fiscal two-years ending June 30, 2017 compared to $530 thousand per claim for the fiscal two-years ending June 30, 2015. The MCCA provides unlimited lifetime medical benefits for qualifying injuries from automobile and motorcycle accidents. Many of these injuries are catastrophic in nature, resulting in serious permanent disabilities that require attendant and residential care for periods that may span decades. The MCCA may not be funded on an actuarial basis and can accumulate unfunded claims liabilities. As required for a member company, we report covered paid and unpaid claims to the MCCA, when estimates of loss for a reported claim are expected to exceed the retention level. The MCCA reimburses members as qualifying claims are paid and billed by members to the MCCA. Because of the nature of the coverage, losses (the most significant of which are for residential and attendant care) may be paid over the lifetime of a claimant, and accordingly, significant levels of incurred claim reserves are recorded by member companies as well as offsetting reinsurance recoverables. A significant portion of the incurred claim reserves and the recoverable can be attributed to a small number of catastrophic claims. Coverage disputes can result in additional losses, which may be recoverable from the MCCA. The MCCA currently has unfunded claims liabilities with an obligation to indemnify its members. Legislative proposals to change the MCCA operation in the future are put forth periodically, however, no changes have been enacted. We do not anticipate any material adverse financial impact from this association on Allstate.
New Jersey Property-Liability Insurance Guaranty Association.    The New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”) provides reimbursement to insurers for the medical benefits portion of personal injury protection coverage paid in excess of $75,000 with no limits for policies issued or renewed prior to January 1, 1991, and paid in excess of $75,000 and capped at $250,000 for policies issued or renewed from January 1, 1991 to December 31, 2004. As the statutory administrator of the Unsatisfied Claim and Judgment Fund (“UCJF”), PLIGA also provides compensation to qualified claimants for personal injury protection, bodily injury, or death caused by private passenger automobiles operated by uninsured or “hit and run” drivers. The

UCJF also provides private passenger stranger pedestrian personal injury protection benefits when no other coverage is available. A significant portion of the incurred claim reserves and the recoverable can be attributed to a small number of catastrophic claims. PLIGA annually assesses all admitted property and casualty insurers writing motor vehicle liability insurance in New Jersey for direct PLIGA expenses and UCJF reimbursements and expenses. We do not anticipate any material adverse financial impact from PLIGA or the UCJF on Allstate.
Guaranty Funds.    Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies. We do not anticipate any material adverse financial impact on Allstate from these assessments.
National Flood Insurance Program.    We voluntarily participate as a Write Your Own carrier in the National Flood Insurance Program (“NFIP”). The NFIP is administered and regulated by the Federal Emergency Management Agency (“FEMA”). We operate in a fiduciary capacity as a fiscal agent of the federal government in the issuing and administering of the Standard Flood Insurance Policy. This involves the collection of premiums belonging to the federal government, the adjustment of claims, and the paying of covered claims and certain allocated loss adjustment expenses entirely drawn from federal funds. We receive expense allowances from the NFIP for underwriting administration, claims management, commissions, and adjusting expenses. The federal government is obligated to pay all claims and certain allocated loss adjustment expenses in accordance with the arrangement. In 2015, FEMA intervened and took direct responsibility for settling claims in litigation related to named storm Sandy, which occurred in 2012. FEMA also implemented a review process for non-litigated claims and offered to review claims that had previously been closed. These claims have been paid by directly drawing on federal funds to settle litigation and to pay additional amounts on claims reviewed by FEMA and submitted for processing. It is not known if FEMA may take similar actions on other past or future flood related claims. Allstate has not had any involvement in determining the additional payment amounts or settling these claims. Allstate did not accept any additional loss adjustment fees for the additional payments directed by FEMA. FEMA’s actions may have created potential exposure that Allstate is confident it has sufficiently addressed for all Sandy claims.
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
Exiting Geographic Markets; Canceling and Non-Renewing Policies.    Most states regulate an insurer’s ability to exit a market. For example, states may limit, to varying degrees, an insurer’s ability to cancel and non-renew policies. Some states restrict or prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. Regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may restrict an insurer’s ability to exit unprofitable markets.
Variable Life Insurance and Registered Fixed Annuities.    The sale and administration of variable life insurance and registered fixed annuities with market value adjustment features are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”).
Broker-Dealers, Investment Advisors, and Investment Companies.    The Allstate entities that operate as broker-dealers, registered investment advisors, and investment companies are subject to regulation and supervision by the SEC, FINRA and/or, in some cases, state securities administrators. In April 2015, the U.S. Department of Labor issued a proposed regulation that would, if finalized in its current form, expand the range of activities that would be considered to be “investment advice” and establish a new framework for determining whether a person is a fiduciary when mutual funds or variable annuities are sold in connection with an Individual Retirement Account or an employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended. If enacted in its current form, the proposed regulation could have an adverse impact on the products that Allstate’s broker-dealer, Allstate Financial Services, LLC (“AFS”), will be able to provide and will add costs to AFS business operations to comply with these new requirements. Because we cannot predict the exact nature and extent of changes that may be made to the proposed regulation when finalized, the potential effect on AFS’s business is undeterminable at this time.
Dodd-Frank. The Secretary of the Treasury (operating through FIO) and the Office of the U.S. Trade Representative (“USTR”) are jointly authorized, pursuant to Dodd-Frank, to negotiate a Covered Agreement with one or more foreign governments, authorities, or regulatory entities. A Covered Agreement is a written bilateral or multilateral agreement that “relates to the recognition of prudential measures with respect to the business of insurance or reinsurance that achieves a level of protection for insurance or reinsurance consumers that is substantially equivalent to the level of protection achieved under State insurance or reinsurance regulation.” A Covered Agreement would become effective 90 days after FIO and USTR jointly submit the final agreement to the House Financial Services, House Ways and Means, Senate Banking, and Senate Finance committees. The House and Senate committees are not required to vote on the Covered Agreement for it to become effective. As provided in Dodd-Frank, a Covered Agreement cannot preempt state insurance measures that govern an insurer’s rates, premiums, underwriting or sales practices; any state insurance coverage requirements; the application of antitrust laws of any state to the business of insurance; or

any state insurance measure governing insurer capital or solvency, except where a state insurance measure results in less favorable treatment of a non-U.S. insurer than a U.S. insurer.
In November 2015, pursuant to Dodd-Frank, Treasury and USTR notified Congress that they were formally initiating negotiations on a Covered Agreement with the European Union (“EU”) addressing: permanent equivalence treatment of the U.S. regulatory system by the EU; confidential sharing of information across jurisdictions; and uniform treatment of EU-based reinsurers operating in the U.S., including with respect to reinsurance collateral. In the absence of an equivalence determination by the EU, U.S. based insurers with subsidiaries in the EU may be required to comply with European group capital and group supervision requirements for their U.S. operations. Once effective, the Covered Agreement would pre-empt state laws relating to reinsurance collateral if they “result in less favorable treatment of a non-United States insurer domiciled in a foreign jurisdiction that is subject to a covered agreement than a United States insurer domiciled, licensed, or otherwise admitted in that State.”
The NAIC amended its Credit for Reinsurance Model Law and Regulation on November 6, 2011 (“Revised Reinsurance Model Law”), and statutory and regulatory enactments implementing these amendments have passed in 32 states. These amendments establish a new category of “certified reinsurers,” allowing domestic insurers to receive statutory capital credit for reinsurance ceded to certified reinsurers absent the reinsurers fully collateralizing their assumed reinsurance obligations. Under the NAIC’s previous regulatory scheme, which was utilized by all 50 states, and currently remains in effect in Illinois, domestic ceding companies are not allowed to take statutory capital credit for reserves ceded to unauthorized reinsurers unless the insurer withholds funds due to the reinsurer in an amount equal to the reserves, obtains a letter of credit on behalf of the unauthorized reinsurer equal to the amount of the reserves, or is the beneficiary of a credit for reinsurance trust with assets equal to the amount of the reserves.
The state insurance regulators have general authority over the business of insurance, including the determination of statutory capital credit allowed to domestic insurers utilizing reinsurance. In their November 2015 letters to Congress, Treasury and USTR indicated that they “support the integrated system of state and federal insurance regulation, including the primary role of state insurance regulators as supervisors of the business of insurance. Treasury and USTR will not enter into a Covered Agreement with the EU unless the terms of that agreement are beneficial to the United States. State insurance regulators will have a meaningful role during the Covered Agreement negotiating process.”
If executed as described by the FIO and USTR, the Covered Agreement could possibly secure permanent equivalence treatment of the U.S. regulatory system by the EU and eliminate reinsurance collateral requirements for EU-based foreign reinsurers in all States.
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
Asbestos.    Congress has considered legislation to address asbestos claims and litigation in the past and, recently, the House of Representatives passed the Furthering Asbestos Claims Transparency Act. The Act is designed to enable asbestos trust funds to pay only those who are entitled by law to compensation from the funds. Favorable action in the Senate and a presidential approval are uncertain. We cannot predict the impact on our business of possible future legislative measures regarding asbestos.
Environmental.    Environmental pollution and clean-up of polluted waste sites is the subject of both federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (“Superfund”) and comparable state statutes (“mini-Superfund”) govern the clean-up and restoration of waste sites by Potentially Responsible Parties (“PRPs”). Superfund and the mini-Superfunds (Environmental Clean-up Laws or “ECLs”) establish a mechanism to assign liability to PRPs or to fund the clean-up of waste sites if PRPs fail to do so. The extent of liability to be allocated to a PRP is dependent on a variety of factors. By some estimates, there are thousands of potential waste sites subject to clean-up, but the exact number is unknown. The extent of clean-up necessary and the process of assigning liability remain in dispute. The insurance industry is involved in extensive litigation regarding coverage issues arising out of the clean-up of waste sites by insured PRPs and the insured parties’ alleged liability to third parties responsible for the clean-up. The insurance industry, including Allstate, has disputed and is disputing many such claims. Key coverage issues include whether Superfund response, investigation, and clean-up costs are considered damages under the policies; trigger of coverage; the applicability of several types of pollution exclusions; proper notice of claims; whether administrative liability triggers the duty to defend; appropriate allocation of liability among triggered insurers; and whether the liability in question falls within the definition of an “occurrence.” Identical coverage issues exist for clean-up and waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues. Allstate’s exposure to liability with regard to its insureds that have been, or may be, named as PRPs is uncertain. While comprehensive Superfund reform proposals have been introduced in Congress, only modest reform measures have been enacted.

INTERNET WEBSITE
Our Internet website address is allstate.com. The Allstate Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available on the Investor Relations section of our website (www.allstateinvestors.com), free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the SEC. In addition, our corporate governance guidelines, our code of ethics, and the charters of our Audit Committee, Compensation and Succession Committee, Executive Committee, Nominating and Governance Committee, and Risk and Return Committee are available on the Investor Relations section of our website and in print to any stockholder who requests copies by contacting Investor Relations, The Allstate Corporation, 2775 Sanders Road, Northbrook, Illinois 60062-6127, 1-847-402-2800. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC.
OTHER INFORMATION ABOUT ALLSTATE
As of December 31, 2015, Allstate had approximately 41,100 full-time employees and 500 part-time employees.
Allstate continues to explore and invest in innovative solutions for the consumer and to expand its use of global resources, including business process and information technology operations in India and Northern Ireland.
Information regarding revenues generated outside of the United States is incorporated in this Part I, Item 1 by reference to Note 19 of the consolidated financial statements.
Allstate’s four business segments use shared services, including human resources, investment, finance, information technology and legal services, provided by Allstate Insurance Company and other affiliates.
Although the insurance business generally is not seasonal, claims and claims expense for the Allstate Protection segment tend to be higher for periods of severe or inclement weather.
“Allstate” is one of the most recognized brand names in the United States. We use the names “Allstate,” “Esurance,” “Encompass” and “Answer Financial” extensively in our business, along with related service marks, logos, and slogans, such as “Good Hands®.” Our rights in the United States to these names, service marks, logos, and slogans continue so long as we continue to use them in commerce. Many service marks used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them through continued use.
Executive Officers of the Registrant
The following table sets forth the names of our executive officers, their ages as of February 1, 2016, their positions, and the years of their first election as officers. “AIC” refers to Allstate Insurance Company.

Name	Age	Position/Offices	Year First Elected Officer
Thomas J. Wilson	58	Chairman of the Board and Chief Executive Officer of The Allstate Corporation and of AIC.	1995
Don Civgin	54	President, Emerging Businesses of AIC.	2008
Judith P. Greffin	55	Executive Vice President and Chief Investment Officer of AIC.	2002
Sanjay Gupta	47	Executive Vice President, Marketing, Innovation and Corporate Relations of AIC.	2012
Suren Gupta	54	Executive Vice President, Enterprise Technology and Strategic Ventures of AIC.	2011
Harriet K. Harty	49	Executive Vice President, Human Resources of AIC.	2012
Susan L. Lees	58	Executive Vice President, General Counsel, and Secretary of The Allstate Corporation and of AIC (Chief Legal Officer).	2008
Samuel H. Pilch	69	Senior Group Vice President and Controller of The Allstate Corporation and of AIC.	1996
John M. Rhodes	44	Executive Vice President and Chief Risk Officer of AIC.	2015
Steven E. Shebik	59	Executive Vice President and Chief Financial Officer of The Allstate Corporation and of AIC.	1999
Matthew E. Winter	59	President of The Allstate Corporation and of AIC.	2009
Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.
Messrs. Wilson, Civgin, Pilch, Shebik and Winter, and Mses. Greffin, Harty and Lees have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years.

Prior to joining Allstate in 2012, Mr. Sanjay Gupta served as Chief Marketing Officer of Ally Financial from 2008 to 2012 and Senior Vice President of Global Consumer and Small Business Marketing at Bank of America from 2001 to 2008.
Prior to joining Allstate in 2011, Mr. Suren Gupta served as Executive Vice President of Wells Fargo from 2003 to 2011.
Prior to joining Allstate in 2015, Mr. Rhodes served as Chief Risk Officer of Lincoln Financial Group from 2012 to 2015 and as Head of Equity Risk Management from 2009 to 2012.
Forward-Looking Statements
This report contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update any forward-looking statements as a result of new information or future events or developments. In addition, forward-looking statements are subject to certain risks or uncertainties that could cause actual results to differ materially from those communicated in these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part 1, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our other reports filed with the Securities and Exchange Commission.
Item 1A.  Risk Factors
In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer, investor and a provider of other products and financial services. These cautionary statements should be considered carefully together with other factors discussed elsewhere in this document, in our filings with the Securities and Exchange Commission (“SEC”) or in materials incorporated therein by reference.
Risks Relating to the Property-Liability business
As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events
Because of the exposure of our property and casualty business to catastrophic events, Allstate Protection’s operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made events, including earthquakes, volcanic eruptions, wildfires, tornadoes, tsunamis, hurricanes, tropical storms, terrorism or industrial accidents. We may incur catastrophe losses in our auto and property business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, (3) our current reinsurance coverage limits, or (4) loss estimates from external hurricane and earthquake models at various levels of probability. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material effect on our operating results and financial condition. For example, our historical catastrophe experience includes losses relating to Hurricane Katrina in 2005 totaling $3.6 billion, the Northridge earthquake of 1994 totaling $2.1 billion and Hurricane Andrew in 1992 totaling $2.3 billion. We are also exposed to assessments from the California Earthquake Authority and various state-created insurance facilities, and to losses that could surpass the capitalization of these facilities. Although we have historically financed the settlement of catastrophes from operating cash flows, including very large catastrophes that had complicated issues resulting in settlement delays, our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings.
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
Impacts of catastrophes and our catastrophe management strategy may adversely affect premium growth
Due to Allstate Protection’s catastrophe risk management efforts, the size of our homeowners business has been negatively impacted in the past and may be negatively impacted if we take further actions. Homeowners premium growth rates and retention could be adversely impacted by adjustments to our business structure, size and underwriting practices in markets with significant severe weather and catastrophe risk exposure.
Unexpected increases in the frequency or severity of claims may adversely affect our operating results and financial condition
Unexpected changes in the frequency or severity of claims will affect the profitability of our Allstate Protection segment. Our Allstate Protection segment may experience volatility in claim frequency from time to time, and short-term trends may not continue over the longer term. Changes in auto claim frequency may result from changes in mix of business, miles driven or other macroeconomic factors. A significant increase in claim frequency could have an adverse effect on our operating results and financial condition.
Changes in bodily injury claim severity are impacted by inflation in medical costs, litigation trends and precedents, regulation and the overall safety of automobile travel. Changes in auto physical damage claim severity are driven primarily by inflation in the cost to repair vehicles, including parts and labor rates, the mix of vehicles that are declared total losses, model year mix as well as used car values. Changes in homeowners claim severity are driven by inflation in the construction industry, building materials and home furnishings, changes in the mix of loss type, and by other economic and environmental factors, including short-term supply imbalances for services and supplies in areas affected by catastrophes. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Although we pursue various loss management initiatives in the Allstate Protection segment in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.
A regulatory environment that requires rate increases to be approved and that can dictate underwriting practices and mandate participation in loss sharing arrangements may adversely affect our operating results and financial condition
From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, if Allstate Protection’s loss ratio compares favorably to that of the industry, state or provincial regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or challenge or delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory challenges to rate increases. Such challenges affect our ability to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. We are pursuing auto insurance rate increases in 2016. Our ability to purchase reinsurance required to reduce our catastrophe risk in designated areas may be dependent upon the ability to adjust rates for its cost. If we are unsuccessful, our operating results could be negatively impacted.
In addition to regulating rates, certain states have enacted laws that require a property-liability insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations or require the insurer to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates, possibly leading to an unacceptable return on equity, or as the facilities recognize a financial deficit, they may in turn have the ability to assess participating insurers, adversely affecting our results of operations and financial condition. Laws and regulations of many states also limit an insurer’s ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.
The potential benefits of our sophisticated risk segmentation process may not be fully realized
We believe that our sophisticated pricing and underwriting methods has allowed us to offer competitive pricing and operate profitably. However, because many of our competitors seek to adopt underwriting criteria and sophisticated pricing models similar to those we use, our competitive advantage could decline or be lost. Further, the use of increasingly sophisticated pricing models is being reviewed by regulators and special interest groups. Competitive pressures could also force us to modify our sophisticated pricing models. Furthermore, we cannot be assured that these sophisticated pricing models will accurately reflect the level of losses that we will ultimately incur.
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
Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition
Recorded claim reserves in the Property-Liability business are based on our best estimates of losses, both reported and incurred but not reported claims reserves (“IBNR”), after considering known facts and interpretations of circumstances. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix and contractual terms. External factors are also considered, such as court decisions; changes in law; litigation imposing unintended coverage and benefits such as disallowing the use of benefit payment schedules, requiring coverage designed to cover losses that occur in a single policy period to losses that develop continuously over multiple policy periods or requiring the availability of multiple limits; regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our operating results and financial condition as the reserves are reestimated.
Predicting claim costs relating to asbestos, environmental and other discontinued lines is inherently uncertain and may have a material effect on our operating results and financial condition
The process of estimating asbestos, environmental and other discontinued lines liabilities is complicated by complex legal issues concerning, among other things, the interpretation of various insurance policy provisions and whether losses are covered, or were ever intended to be covered, and whether losses could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Asbestos-related bankruptcies and other asbestos litigation are complex, lengthy proceedings that involve substantial uncertainty for insurers. Actuarial techniques and databases used in estimating asbestos, environmental and other discontinued lines net loss reserves may prove to be inadequate indicators of the extent of probable loss. Ultimate net losses from these discontinued lines could materially exceed established loss reserves and expected recoveries and have a material effect on our operating results and financial condition as the reserves are reestimated.
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
Changes in reserve estimates may adversely affect our operating results
The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses. Mortality and morbidity may continue to improve in the future from current levels, due to medical advancements that have resulted in policyholders living longer than anticipated. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs (“DAC”) may be required that could have a material effect on our operating results.
Changes in market interest rates may lead to a significant decrease in the profitability of spread-based products
Our ability to manage the in-force Allstate Financial spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates on some products in such an environment can partially offset decreases in investment yield. However, these changes could be limited by regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in investment yields. Increases in market interest rates can have negative effects on Allstate Financial, for example by increasing the attractiveness of other investments to our customers, which can lead to increased surrenders at a time when the segment’s fixed income investment asset values are lower as a result of the increase in interest rates. This could lead to the sale of fixed income securities at a loss. In addition, changes in market interest rates impact the valuation of derivatives embedded in equity-indexed annuity contracts that are not hedged, which could lead to volatility in net income.
Changes in estimates of profitability on interest-sensitive life products may adversely affect our profitability and financial condition through the amortization of DAC
DAC related to interest-sensitive life contracts is amortized in proportion to actual historical gross profits and estimated future gross profits (“EGP”) over the estimated lives of the contracts. The principal assumptions for determining the amount of EGP are mortality, persistency, expenses, investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of any hedges. Updates to these assumptions (commonly referred to as “DAC unlocking”) could result in accelerated amortization of DAC and thereby adversely affect our profitability and financial condition.
Reducing our concentration in spread-based business and exiting certain distribution channels may adversely affect reported results
We have been reducing our concentration in spread-based business since 2008 and discontinued offering fixed annuities effective January 1, 2014. We also exited the independent master brokerage agencies and structured settlement annuity brokers distribution channels in 2013 and sold Lincoln Benefit Life Company (“LBL”) on April 1, 2014. The reduction in sales of these products has and will continue to reduce investment portfolio levels. It may also affect the settlement of contract benefits including forced sales of assets with unrealized capital losses, and affect goodwill impairment testing and insurance reserves deficiency testing. We continue to assess additional utilization of outsourcing arrangements and if we are unsuccessful, our cost structure may be less competitive.
Changes in tax laws may decrease sales and profitability of products and adversely affect our financial condition
Under current federal and state income tax law, certain products we provide, primarily life insurance, receive beneficial tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress and various state legislatures from time to time consider legislation that would reduce or eliminate the beneficial policyholder tax treatment currently applicable to life insurance. Congress and various state legislatures also consider proposals to reduce the taxation of certain products or investments that may compete with life insurance. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material effect on our profitability and financial condition or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.
We may not be able to mitigate the capital impact associated with life insurance statutory reserving requirements, potentially resulting in a need to increase prices, reduce sales of certain life products, and/or accept a return on equity below original levels assumed in pricing
To support statutory reserves for certain life insurance products, we currently utilize reinsurance and captive reserve financing solutions for financing a portion of our statutory reserve requirements deemed to be non-economic. As we continue to underwrite certain life business, we expect to have additional financing needs to mitigate the impact of these reserve requirements. If we do not obtain additional financing as a result of market conditions or otherwise, this could require us to increase prices, reduce our sales of certain life products, and/or result in a return on equity below original levels assumed in pricing.
A decline in Lincoln Benefit Life Company’s financial strength ratings may adversely affect our results of operations
We reinsure life insurance and payout annuity business from LBL. A decline in LBL’s financial strength ratings could lead to an increase in policy lapses. This could adversely affect our results of operations by decreasing future premiums.
Risks Relating to Investments
We are subject to market risk from changes in interest rates, equity prices, currency exchange rates and declines in credit quality which may adversely affect investment income and cause realized and unrealized losses
We continually reevaluate our investment management strategies since we are subject to the risk of loss due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates. Adverse changes in these rates, spreads and prices may occur due to changes in monetary policy and the economic climate, the liquidity of a market or market segment, investor return expectations and/or risk tolerance, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness. We are also subject to market risk related to investments in real estate, loans and securities collateralized by real estate. Some of our investment strategies target individual investments with unique risks that are not highly correlated with broad market risks. Although we expect these investments to increase total portfolio returns over time, their performance may vary from and under-perform relative to the market in some periods.
We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities and loans above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e. increase or decrease) in response to the market’s perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Although we have the ability to use derivative financial instruments to manage these risks, the effectiveness of such instruments varies with liquidity and other conditions that may impact derivative and bond markets. Adverse economic conditions or other factors could cause declines in the quality and valuation of our investment portfolio that would result in realized and unrealized losses. The concentration of our investment portfolios in any particular issuer, industry, collateral type, group of related industries, geographic sector or risk type could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition.
A decline in market interest rates or credit spreads could have an adverse effect on our investment income as we invest cash in new investments that may earn less than the portfolio’s average yield. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. Alternatively, longer-term assets may be sold and reinvested in shorter-term assets in anticipation of rising interest rates. An increase in market interest rates or credit spreads could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Declining equity markets could also cause the investments in our pension plans to decrease and decreasing interest rates could cause the funding target and the projected benefit obligation of our pension plans or the accumulated benefit obligation of our other postretirement benefit plans to increase, either or both resulting in a decrease in the funded status of the pension plans and a reduction in the accumulated other comprehensive income component of shareholders’ equity, increases in pension and other postretirement benefit expense and increases in required contributions to the pension plans.
The amount and timing of net investment income from our performance-based long-term investments, including private equity, real estate, infrastructure, timber and agriculture-related assets, tends to be uneven as a result of the performance of the underlying investments. The timing of distributions depends on particular events, schedules for making distributions, and cash needs related to the investments. As a result, the amount of net investment income from these investments can vary substantially from quarter to quarter. Significant volatility could adversely impact net investment income and returns on these investments. In addition, the valuation of such investments may be impacted by market downturns or volatility.
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
The determination of the fair value of our fixed income and equity securities is subjective and could materially impact our operating results and financial condition
In determining fair values we principally use the market approach which utilizes market transaction data for the same or similar instruments. The degree of judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of assets may differ from the actual amount received upon sale of an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the assets’ fair values. The difference between amortized cost or cost and fair value, net of deferred income taxes and related life and annuity DAC, deferred sales inducement costs and reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholders’ equity. Changing market conditions could materially affect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly.

Risks Relating to the Insurance Industry
Our future growth and profitability are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive
The insurance industry is highly competitive. Many of our primary insurance competitors have well-established national reputations and market similar products.
We have invested in growth strategies by utilizing unique customer value propositions for each of our brands, differentiated product offerings and distinctive advertising campaigns. If we are unsuccessful in generating new business and retaining a sufficient number of customers, our ability to increase premiums written could be impacted. In addition, if we experience unexpected increases in underlying costs (such as the frequency or severity of claims costs), it could result in decreases in profitability and lead to price increases which could negatively impact our competitive position.
We are also investing in telematics and broadening the value proposition for the connected consumer. If we are not effective in anticipating the impact on our business of changing technology, including automotive technology, our ability to successfully operate may be impaired. Also, telematics devices used have been identified as a potential means for an unauthorized person to connect with a vehicle’s computer system resulting in theft or damage, which could affect our ability to successfully use these technologies. Other potential technological changes, such as driverless cars or technologies that facilitate ride or home sharing, could disrupt the demand for our products from current customers, create coverage issues or impact the frequency or severity of losses, and we may not be able to respond effectively.
Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material effect on our business, operating results or financial condition. This includes competition for producers such as exclusive and independent agents and their licensed sales professionals. In the event we are unable to attract and retain these producers, they are unable to attract and retain their licensed sales professionals, or they are unable to attract and retain customers for our products, growth and retention could be materially affected. Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets. Additionally, many of our voluntary benefits employer contracts are renewed annually. There is a risk that employers may be able to obtain more favorable terms from competitors than they could by renewing coverage with us. These competitive pressures may adversely affect the persistency of these products, as well as our ability to sell our products in the future.
Our ability to successfully operate may also be impaired if we are not effective in developing the talent and skills of our human resources, attracting and assimilating new executive talent into our organization, or deploying human resource talent consistently with our business goals.
Difficult conditions in the global economy and capital markets could adversely affect our business and operating results and these conditions may not improve in the near future
As with most businesses, we believe difficult conditions in the global economy and capital markets, such as significant negative macroeconomic trends, including relatively high and sustained unemployment, reduced consumer spending, low economic growth, lower residential and commercial real estate prices, substantial increases in delinquencies on consumer debt, including defaults on home mortgages, the relatively low availability of credit and ineffective central bank monetary policies could have an adverse effect on our business and operating results.
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
In the years since the financial crisis, the central banks of most developed countries have pursued fairly similar, and highly accommodative, monetary policies. As the U.S. Federal Reserve, through the Federal Open Market Committee, raises interest rates and as global monetary policies diverge, it may result in higher volatility and less certainty in capital markets.
General economic conditions could adversely affect us by impacting consumer behavior and pressuring investment results. Consumer behavior changes could include decreased demand for our products. For example, if consumers purchase fewer automobiles, sales of auto insurance may decline. Also, if consumers become more cost conscious, they may choose lower levels of auto and homeowners insurance. In addition, holders of interest-sensitive life insurance and annuity products may engage in an elevated level of discretionary withdrawals of contractholder funds. Investment results could be adversely affected as deteriorating financial and business conditions affect the issuers of the securities in the investment portfolio.

Losses from legal and regulatory actions may be material to our operating results, cash flows and financial condition
We are involved in various legal actions, including class action litigation challenging a range of company practices and coverage provided by our insurance products, some of which involve claims for substantial or indeterminate amounts. We are also involved in various regulatory actions and inquiries, including market conduct exams by state insurance regulatory agencies. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our operating results or cash flows for a particular quarter or annual period and to our financial condition. The aggregate estimate of the range of reasonably possible loss in excess of the amount accrued, if any, disclosed in Note 14 of the consolidated financial statements is not an indication of expected loss, if any. Actual results may vary significantly from the current estimate.
We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth
As insurance companies, broker-dealers, investment advisers, investment companies and other types of companies, many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, and additional limits on our ability to grow or to achieve targeted profitability. Moreover, laws and regulations are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including state insurance regulators; state securities administrators; state attorneys general and federal agencies including the SEC, the Financial Industry Regulatory Authority, the U.S. Department of Justice and the National Labor Relations Board. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or to improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities, which is generally the jurisdiction of the SEC, issued by The Allstate Corporation. In many respects, these laws and regulations may limit our ability to grow or to improve the profitability of our business.
Regulatory reforms, and the more stringent application of existing regulations, may make it more expensive for us to conduct our business
The federal government has enacted comprehensive regulatory reforms for financial services entities. As part of a larger effort to strengthen the regulation of the financial services market, certain reforms are applicable to the insurance industry, including the Federal Insurance Office (“FIO”) established within the U.S. Department of the Treasury.
In recent years, the state insurance regulatory framework has come under public scrutiny, members of Congress have discussed proposals to provide for federal chartering of insurance companies, and the FIO and Financial Stability Oversight Council (“FSOC”) were established. In the future, if the FSOC were to determine that Allstate is a “systemically important” nonbank financial company, Allstate would be subject to regulation by the Federal Reserve Board. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance and financial regulation. In addition, the U.S. Department of Labor recently proposed fiduciary standards for financial advisors.
These regulatory reforms and any additional legislative change or regulatory requirements imposed upon us in connection with the federal government’s regulatory reform of the financial services industry or arising from reform related to the international regulatory capital framework for financial services firms, and any more stringent enforcement of existing regulations by federal authorities, may make it more expensive for us to conduct our business, or limit our ability to grow or to achieve profitability.
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

Reinsurance subjects us to risks of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have a material effect on our operating results and financial condition
The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Additionally, reinsurance placed in the catastrophe bond market may not provide the same level of coverage as reinsurance placed in the traditional market and any disruption, volatility and uncertainty in the financial markets may decrease our ability to access such market on terms favorable to us or at all. We also have exposure associated with the Michigan Catastrophic Claim Association (“MCCA”), a mandatory insurance coverage and reinsurance indemnification mechanism for personal injury protection losses and certain qualifying allocated loss adjustment expenses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year, which is operating with a deficit, and the New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”) that provides reimbursement to insurers for certain qualifying medical benefits portion of personal injury protection coverage paid in excess of certain levels. Our reinsurance recoverable from the MCCA and PLIGA was $4.66 billion and $500 million, respectively, as of December 31, 2015. Our inability to collect a material recovery from a reinsurer could have a material effect on our operating results and financial condition.
A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, our liquidity, access to and cost of borrowing, operating results and financial condition
Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review our financial performance and condition and could downgrade or change the outlook on our ratings due to, for example, a change in one of our insurance company’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of our investment portfolio; a reduced confidence in management or our business strategy; as well as a number of other considerations that may or may not be under our control. The insurance financial strength ratings of Allstate Insurance Company and Allstate Life Insurance Company and The Allstate Corporation’s senior debt ratings from A.M. Best, Standard & Poor’s and Moody’s are subject to continuous review, and the retention of current ratings cannot be assured. A downgrade in any of these ratings could have a material effect on our sales, our competitiveness, the marketability of our product offerings, our liquidity, access to and cost of borrowing, operating results and financial condition.
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms
In periods of extreme volatility and disruption in the capital and credit markets, liquidity and credit capacity may be severely restricted. In such circumstances, our ability to obtain capital to fund operating expenses, financing costs, capital expenditures or acquisitions may be limited, and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders’ perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and in such case, we may not be able to successfully obtain additional financing on favorable terms.
The failure in cyber or other information security, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could result in a loss or disclosure of confidential information, damage to our reputation, additional costs and impairment of our ability to conduct business effectively
We depend heavily upon computer systems and mathematical algorithms and data to perform necessary business functions. Despite our implementation of a variety of security measures, we are increasingly exposed to the risk that our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other global companies, we have experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Events such as these could jeopardize the confidential, proprietary and other information (including personal information of our customers, claimants or employees) processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss. These risks may increase in the future as we continue to expand our internet and mobile strategies, develop additional remote connectivity solutions to serve our customers, and build and maintain an integrated digital enterprise.
We are continually enhancing our cyber and other information security in order to remain secure against emerging threats, together with increasing our ability to detect system compromise and recover should a cyber-attack or unauthorized access occur. However, there can be no assurance that such events will not take place with adverse consequences to our business, operating results and financial condition.

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
Third parties to whom we outsource certain of our functions are also subject to the risks outlined above. The Company also has business process and information technology operations in Canada, Northern Ireland and India and is subject to operating, regulatory and political risks in those countries. Any of these may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations and liquidity.
A large scale pandemic, the continued threat or incurrence of terrorism or military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and operating results
A large scale pandemic, the continued threat or incurrence of terrorism, within the U.S. and abroad, or military and other actions, and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the U.S., Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large scale pandemic or the continued threat of terrorism. Additionally, a large scale pandemic or terrorist act could have a material effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.
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
The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations
The Allstate Corporation is a holding company with no significant operations. The principal assets are the stock of its subsidiaries and the holding company’s directly held short-term cash portfolio, and the liabilities include debt and pension and other postretirement benefit obligations related to Allstate Insurance Company employees. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 16 of the consolidated financial statements. The limitations are based on statutory income and surplus. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect holding company liquidity, including our ability to pay dividends to shareholders, service our debt, or complete share repurchase programs in the timeframe expected.
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

Our ability to pay dividends or repurchase stock is subject to limitations under terms of certain of our securities
Subject to certain limited exceptions, during any dividend period while our preferred stock is outstanding, unless the full preferred stock dividends for the preceding dividend period have been declared and paid or declared and a sum sufficient for the payment thereof has been set aside and any declared but unpaid preferred stock dividends for any prior period have been paid, we may not repurchase or pay dividends on common stock. If and when dividends on preferred stock have not been declared and paid in full for at least six quarterly dividend periods, the authorized number of directors then constituting the board of directors will be increased by two additional directors, to be elected by the holders of preferred stock together with the holders of all other affected classes and series of voting parity stock, voting as a single class, subject to certain conditions.
We are prohibited from declaring or paying dividends on preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels. The prohibition is subject to an exception permitting us to declare dividends out of the net proceeds of common stock issued by us during the 90 days prior to the date of declaration even if we fail to meet such levels.
The terms of the outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions.
Changing climate and weather conditions may adversely affect our financial condition, profitability or cash flows
Climate change, solar flares, eruption of volcanoes, El Niño, La Niña and other events to the extent any one of these produces changes in weather patterns, could affect the frequency or severity of weather events and wildfires, the affordability and availability of homeowners insurance, the results for our Allstate Protection segment and the value of our investment portfolio. For example, some meteorological experts have predicted El Niño patterns to be experienced in early 2016 resulting in the U.S. experiencing a pattern of tropical storms in the Southern and Western U.S. and winter weather beginning in the middle of the year in some locations.
Loss of key vendor relationships or failure of a vendor to protect our data, confidential and proprietary information, or personal information of our customers, claimants or employees could affect our operations
We rely on services and products provided by many vendors in the U.S. and abroad. These include, for example, vendors of computer hardware and software and vendors and/or outsourcing of services such as claim adjustment services, human resource benefits management services and investment management services. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect our data, confidential and proprietary information, or personal information of our customers, claimants or employees, we may suffer operational impairments and financial losses.
We may not be able to protect our intellectual property and may be subject to infringement claims
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect intellectual property rights, third parties may infringe or misappropriate intellectual property. We may have to litigate to enforce and protect intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and prove unsuccessful. An inability to protect intellectual property could have a material effect on our business.
We may be subject to claims by third parties for patent, trademark or copyright infringement or breach of usage rights. Any such claims and any resulting litigation could result in significant expense and liability. If third party providers or we are found to have infringed a third-party intellectual property right, either of us could be enjoined from providing certain products or services or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material effect on our business and results of operations.
Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Our home office complex is owned and located in Northbrook, Illinois. As of December 31, 2015, the home office complex consists of several buildings totaling 1.9 million square feet of office space on a 186-acre site.
We also operate from approximately 1,260 administrative, data processing, claims handling and other support facilities in North America. In addition to our home office facilities, 1.3 million square feet are owned and 6.7 million square feet are leased. Outside North America, we lease three properties in Northern Ireland comprising 166,460 square feet. We also have two leased facilities in India for 165,070 square feet and one lease in London for 1,390 square feet. Generally, only major Allstate facilities are owned. In a majority of cases, new lease terms and renewals are for five years or less.
The locations out of which the Allstate exclusive agencies operate in the U.S. are normally leased by the agencies as lessees.
Item 3.  Legal Proceedings
Information required for Item 3 is incorporated by reference to the discussion under the heading “Regulation and Compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 14 of the consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not applicable.

Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of January 29, 2016, there were 84,153 holders of record of The Allstate Corporation’s common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2015 and 2014.

	High	Low	Close	Dividends Declared
2015
First quarter	72.87	68.38	71.17	0.30
Second quarter	72.51	64.62	64.87	0.30
Third quarter	69.48	54.12	58.24	0.30
Fourth quarter	64.69	56.97	62.09	0.30

2014
First quarter	56.65	49.18	56.58	0.28
Second quarter	59.68	54.81	58.72	0.28
Third quarter	62.59	56.63	61.37	0.28
Fourth quarter	71.53	59.28	70.25	0.28
The payment of dividends by Allstate Insurance Company (“AIC”) to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2015, AIC paid dividends of $2.31 billion. Based on the greater of 2015 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2016 is $1.71 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
October 1, 2015 - October 31, 2015
Open Market Purchases	4,240,881	$60.8384	4,237,952
November 1, 2015 - November 30, 2015
Open Market Purchases	2,411,819	$62.9420	2,410,998
December 1, 2015 - December 31, 2015
Open Market Purchases	2,781,745	$62.7874	2,605,705
Total	9,434,445	$61.9508	9,254,655	$532	million
______________________________

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

October: 2,929
November: 821
December: 176,040

(2)	From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3)	On February 4, 2015, we announced the approval of a common share repurchase program for $3 billion, to be completed by July 31, 2016.

Item 6.  Selected Financial Data
5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ in millions, except per share data and ratios)	2015	2014	2013	2012	2011
Consolidated Operating Results
Insurance premiums and contract charges	$32,467	$31,086	$29,970	$28,978	$28,180
Net investment income	3,156	3,459	3,943	4,010	3,971
Realized capital gains and losses	30	694	594	327	503
Total revenues	35,653	35,239	34,507	33,315	32,654
Net income applicable to common shareholders	2,055	2,746	2,263	2,306	787
Net income applicable to common shareholders per common share:
Net income applicable to common shareholders per common share - Basic	5.12	6.37	4.87	4.71	1.51
Net income applicable to common shareholders per common share - Diluted	5.05	6.27	4.81	4.68	1.50
Cash dividends declared per common share	1.20	1.12	1.00	0.88	0.84
Consolidated Financial Position
Investments (1)	$77,758	$81,113	$81,155	$97,278	$95,618
Total assets (2)	104,656	108,479	123,460	126,893	125,513
Reserves for claims and claims expense, life- contingent contract benefits and contractholder funds (1)	57,411	57,832	58,547	75,502	77,113
Long-term debt (2)	5,124	5,140	6,141	6,003	5,858
Shareholders’ equity	20,025	22,304	21,480	20,580	18,298
Shareholders’ equity per diluted common share	47.34	48.24	45.31	42.39	36.18
Equity	20,025	22,304	21,480	20,580	18,326
Property-Liability Operations
Premiums earned	$30,309	$28,929	$27,618	$26,737	$25,942
Net investment income	1,237	1,301	1,375	1,326	1,201
Net income applicable to common shareholders	1,690	2,427	2,754	1,968	403
Operating ratios (3)
Claims and claims expense (“loss”) ratio	69.4	67.2	64.9	69.1	77.7
Expense ratio	25.5	26.7	27.1	26.4	25.7
Combined ratio	94.9	93.9	92.0	95.5	103.4
Allstate Financial Operations
Premiums and contract charges	$2,158	$2,157	$2,352	$2,241	$2,238
Net investment income	1,884	2,131	2,538	2,647	2,716
Net income applicable to common shareholders	663	631	95	541	590
Investments	36,792	38,809	39,105	56,999	57,373
______________________________

(1)
As of December 31, 2013, $11.98 billion of investments and $12.84 billion of reserves for life-contingent contract benefits and contractholder funds were classified as held for sale relating to the sale of Lincoln Benefit Life Company.

(2)
Due to the adoption of new accounting guidance related to the presentation of debt issuance costs, long-term debt is reported net of debt issuance costs. Debt issuance costs were previously reported in other assets. All prior periods have been adjusted.

(3)
We use operating ratios to measure the profitability of our Property-Liability results. We believe that they enhance an investor’s understanding of our profitability. They are calculated as follows: Claims and claims expense (“loss”) ratio is the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses. Expense ratio is the ratio of amortization of deferred policy acquisition costs, operating costs and expenses, and restructuring and related charges to premiums earned. Combined ratio is the ratio of claims and claims expense, amortization of deferred policy acquisition costs, operating costs and expenses, and restructuring and related charges to premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned, or underwriting margin.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Allstate is focused on the following priorities in 2016:

•	better serve our customers through innovation, effectiveness and efficiency;

•	achieve target economic returns on capital;

•	grow insurance policies in force;

•	proactively manage investments; and

•	build and acquire long-term growth platforms.
The most important factors we monitor to evaluate the financial condition and performance of our company include:

•
For Allstate Protection: premium, the number of policies in force (“PIF”), new business sales, policy retention, price changes, claim frequency and severity, catastrophes, loss ratio, expenses, underwriting results, and relative competitive position.

•
For Allstate Financial: benefit and investment spread, asset-liability matching, amortization of deferred policy acquisition costs (“DAC”), expenses, operating income, net income, new business sales, invested assets, and premiums and contract charges.

•
For Investments: exposure to market risk, asset allocation, credit quality/experience, total return, net investment income, cash flows, realized capital gains and losses, unrealized capital gains and losses, stability of long-term returns, and asset and liability duration.

•	For financial condition: liquidity, parent holding company level of deployable assets, financial strength ratings, operating leverage, debt levels, book value per share, and return on equity.
Summary of Results:

•
Consolidated net income applicable to common shareholders was $2.06 billion in 2015 compared to $2.75 billion in 2014 and $2.26 billion in 2013. The decrease in 2015 compared to 2014 was primarily due to higher Property-Liability insurance claims and claims expense and lower realized net capital gains and net investment income, partially offset by higher Property-Liability insurance premiums and decreased catastrophe losses and operating costs and expenses. The increase in 2014 compared to 2013 was primarily due to lower loss on disposition related to the Lincoln Benefit Life Company (“LBL”) sale recorded in Allstate Financial and loss on extinguishment of debt charges reported in Corporate and Other, partially offset by lower net income applicable to common shareholders from Property-Liability. Net income applicable to common shareholders per diluted common share was $5.05, $6.27 and $4.81 in 2015, 2014 and 2013, respectively.

•
Allstate Protection had underwriting income of $1.61 billion in 2015 compared to $1.89 billion in 2014 and $2.36 billion in 2013. The decrease in 2015 compared to 2014 was primarily due to decreases in underwriting income in auto and commercial lines, partially offset by increases in underwriting income in homeowners and other personal lines and lower catastrophe losses. The decrease in 2014 compared to 2013 was primarily due to decreases in underwriting income in homeowners, auto and other personal lines resulting from increased catastrophe losses. For a discussion on the components of the increase (decrease) in underwriting income, see the Allstate Protection segment section of the MD&A. The Allstate Protection combined ratio was 94.7, 93.5 and 91.5 in 2015, 2014 and 2013, respectively. Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined in the Property-Liability Operations section of the MD&A.

•
Allstate Financial net income applicable to common shareholders was $663 million in 2015 compared to $631 million in 2014 and $95 million in 2013. The increase in 2015 primarily relates to higher net realized capital gains and lower loss on disposition related to the LBL sale, partially offset by lower net investment income and the reduction in business due to the sale of LBL. The increase in 2014 primarily relates to lower loss on disposition related to the LBL sale, partially offset by the associated reduction in business.

2015 HIGHLIGHTS

•
Consolidated net income applicable to common shareholders was $2.06 billion in 2015 compared to $2.75 billion in 2014. Net income applicable to common shareholders per diluted common share was $5.05 in 2015 compared to $6.27 in 2014.

•	Property-Liability net income applicable to common shareholders was $1.69 billion in 2015 compared to $2.43 billion in 2014.

•	The Property-Liability combined ratio was 94.9 in 2015 compared to 93.9 in 2014.

•	Allstate Financial net income applicable to common shareholders was $663 million in 2015 compared to $631 million in 2014.

•	Total revenues were $35.65 billion in 2015 compared to $35.24 billion in 2014.

•	Property-Liability premiums earned totaled $30.31 billion in 2015, an increase of 4.8% from $28.93 billion in 2014.

•
Investments totaled $77.76 billion as of December 31, 2015, decreasing from $81.11 billion as of December 31, 2014. Net investment income was $3.16 billion in 2015, a decrease of 8.8% from $3.46 billion in 2014.

•	Net realized capital gains were $30 million in 2015 compared to $694 million in 2014.

•
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $47.34 as of December 31, 2015, a decrease of 1.9% from $48.24 as of December 31, 2014.

•
For the twelve months ended December 31, 2015, return on the average of beginning and ending period common shareholders’ equity of 10.6% decreased by 2.7 points from 13.3% for the twelve months ended December 31, 2014.

•
As of December 31, 2015, shareholders’ equity was $20.03 billion. This total included $2.62 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.

CONSOLIDATED NET INCOME

($ in millions)	2015	2014	2013
Revenues
Property-liability insurance premiums	$30,309	$28,929	$27,618
Life and annuity premiums and contract charges	2,158	2,157	2,352
Net investment income	3,156	3,459	3,943
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(452)	(242)	(207)
OTTI losses reclassified to (from) other comprehensive income	36	(3)	(8)
Net OTTI losses recognized in earnings	(416)	(245)	(215)
Sales and other realized capital gains and losses	446	939	809
Total realized capital gains and losses	30	694	594
Total revenues	35,653	35,239	34,507

Costs and expenses
Property-liability insurance claims and claims expense	(21,034)	(19,428)	(17,911)
Life and annuity contract benefits	(1,803)	(1,765)	(1,917)
Interest credited to contractholder funds	(761)	(919)	(1,278)
Amortization of deferred policy acquisition costs	(4,364)	(4,135)	(4,002)
Operating costs and expenses	(4,081)	(4,341)	(4,387)
Restructuring and related charges	(39)	(18)	(70)
Loss on extinguishment of debt	—	(1)	(491)
Interest expense	(292)	(322)	(367)
Total costs and expenses	(32,374)	(30,929)	(30,423)

Gain (loss) on disposition of operations	3	(74)	(688)
Income tax expense	(1,111)	(1,386)	(1,116)
Net income	2,171	2,850	2,280

Preferred stock dividends	(116)	(104)	(17)
Net income applicable to common shareholders	$2,055	$2,746	$2,263

Property-Liability	$1,690	$2,427	$2,754
Allstate Financial	663	631	95
Corporate and Other	(298)	(312)	(586)
Net income applicable to common shareholders	$2,055	$2,746	$2,263

IMPACT OF LOW INTEREST RATE ENVIRONMENT
In December 2015, the Federal Open Market Committee (“FOMC”) began to tighten monetary policy by raising interest rates and setting the new target range for the federal funds rate at 1/4 percent to 1/2 percent and maintained their inflation target of 2 percent. This was the first change in the target federal funds rate since December 2008. The FOMC indicated that monetary policy remains accommodative after the increase, thereby supporting further improvements in labor market conditions and a return to 2 percent inflation. The path of the federal funds rate increase will depend on economic conditions and outlook. We anticipate that interest rates will continue to increase but remain below historic averages for an extended period of time and that financial markets will continue to have periods of high volatility and less liquidity.
Deferred annuity contracts and interest-sensitive life insurance policies with fixed and guaranteed crediting rates, or floors that limit crediting rate reductions, are adversely impacted by a prolonged low interest rate environment since we may not be able to reduce crediting rates sufficiently to maintain investment spreads. Financial results of long duration products that do not have stated crediting rate guarantees but for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates, such as structured settlements and term life insurance, may also be adversely impacted. Our investment strategy for structured settlements includes increasing investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance. We stopped selling new fixed annuity products January 1, 2014 and structured settlement annuities March 22, 2013.
The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2015 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum. Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, and institutional products totaling $5.95 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	3.08%	3.09%	$5,771
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.53	2.89	392
Resettable after 12 months	1.35	3.27	1,536
Interest-sensitive life insurance	4.02	4.09	7,645
______________________________

(1)	These contracts include interest rate guarantee periods which are typically 5, 7 or 10 years.
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
As of December 31, 2015, Allstate Financial has fixed income securities not subject to prepayment with an amortized cost of $22.86 billion and $4.04 billion of commercial mortgage loans, of which approximately 4.6% and 4.5%, respectively, are expected to mature in 2016. Additionally, for asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $608 million in 2015. To the extent portfolio cash flows are reinvested into fixed income securities, the average pre-tax investment yield of 5.4% is expected to decline due to lower market yields. We shortened the maturity profile of the fixed income securities in Allstate Financial to make the portfolio less sensitive to rising interest rates. Proceeds from the sale of longer duration fixed income securities that were invested in shorter duration fixed income securities and public equity securities are expected to lower net investment income and portfolio yields. Over time, we will shift to performance-based investments in which a greater proportion of return is derived from idiosyncratic asset or operating performance, to more appropriately match the long-term nature of our immediate annuity liabilities and improve long-term economic results. We anticipate higher long-term returns on these investments.
As of December 31, 2015, Property-Liability has fixed income securities not subject to prepayment with an amortized cost of $28.53 billion and $296 million of commercial mortgage loans, of which approximately 9.5% and 36.3%, respectively, are expected to mature in 2016. Additionally, for ABS, RMBS and CMBS securities that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $582 million in 2015. We have maintained a shorter maturity profile of the fixed income securities in Property-Liability so the portfolio is less sensitive to rising interest rates. This approach to reducing interest rate risk resulted in realized capital gains in 2013, but contributed to lower portfolio yields as sales proceeds were invested at lower market yields. The portfolio yield will respond more quickly to changes in market interest rates as a result of its shorter maturity profile. The average pre-tax investment yield of 3.4% may decline to the extent reinvestment is at lower market yields.
In order to mitigate the unfavorable impact that the current and changing interest rate environment could have on investment results, we are:

•
Managing our exposure to interest rate risk by maintaining a shorter maturity profile in the Property-Liability portfolio which will also result in the yield responding more quickly to changes in market interest rates.

•	Reducing the risk that rising interest rates will negatively impact the value of fixed income securities by reducing the Allstate Financial portfolio maturity profile.

•
Shifting the portfolio mix over time to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance.

•	Investing for the specific needs and characteristics of Allstate’s businesses.
We expect volatility in accumulated other comprehensive income resulting from changes in unrealized net capital gains and losses and unrecognized pension cost.
These topics are discussed in more detail in the respective sections of the MD&A.

PROPERTY-LIABILITY 2015 HIGHLIGHTS

•	Property-Liability net income applicable to common shareholders was $1.69 billion in 2015 compared to $2.43 billion in 2014.

•	Property-Liability premiums written totaled $30.87 billion in 2015, an increase of 4.2% from $29.61 billion in 2014.

•	The Property-Liability loss ratio was 69.4 in 2015 compared to 67.2 in 2014.

•	Catastrophe losses were $1.72 billion in 2015 compared to $1.99 billion in 2014.

•	Property-Liability prior year reserve reestimates totaled $81 million unfavorable in 2015 compared to $84 million favorable in 2014.

•	Property-Liability underwriting income was $1.56 billion in 2015 compared to $1.77 billion in 2014. Underwriting income, a measure not based on GAAP, is defined below.

•
Property-Liability investments were $38.48 billion as of December 31, 2015, a decrease of 1.5% from $39.08 billion as of December 31, 2014. Net investment income was $1.24 billion in 2015, a decrease of 4.9% from $1.30 billion in 2014.

•	Net realized capital losses were $237 million in 2015 compared to net realized capital gains of $549 million in 2014.
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
Underwriting income, a measure that is not based on GAAP and is reconciled to net income applicable to common shareholders below, is calculated as premiums earned, less claims and claims expense (“losses”), amortization of DAC, operating costs and expenses and restructuring and related charges, as determined using GAAP. We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Net income applicable to common shareholders is the GAAP measure most directly comparable to underwriting income. Underwriting income should not be considered as a substitute for net income applicable to common shareholders and does not reflect the overall profitability of the business.
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
Summarized financial data, a reconciliation of underwriting income to net income applicable to common shareholders, and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	2015	2014	2013
Premiums written	$30,871	$29,614	$28,164

Revenues
Premiums earned	$30,309	$28,929	$27,618
Net investment income	1,237	1,301	1,375
Realized capital gains and losses	(237)	549	519
Total revenues	31,309	30,779	29,512

Costs and expenses
Claims and claims expense	(21,034)	(19,428)	(17,911)
Amortization of DAC	(4,102)	(3,875)	(3,674)
Operating costs and expenses	(3,575)	(3,838)	(3,752)
Restructuring and related charges	(39)	(16)	(63)
Total costs and expenses	(28,750)	(27,157)	(25,400)

Gain (loss) on disposition of operations	—	16	(1)
Income tax expense	(869)	(1,211)	(1,357)
Net income applicable to common shareholders	$1,690	$2,427	$2,754

Underwriting income	$1,559	$1,772	$2,218
Net investment income	1,237	1,301	1,375
Income tax expense on operations	(952)	(1,040)	(1,177)
Realized capital gains and losses, after-tax	(154)	357	339
Gain (loss) on disposition of operations, after-tax	—	37	(1)
Net income applicable to common shareholders	$1,690	$2,427	$2,754

Catastrophe losses (1)	$1,719	$1,993	$1,251

GAAP operating ratios
Claims and claims expense ratio	69.4	67.2	64.9
Expense ratio	25.5	26.7	27.1
Combined ratio	94.9	93.9	92.0
Effect of catastrophe losses on combined ratio (1)	5.7	6.9	4.5
Effect of prior year reserve reestimates on combined ratio (1)	0.3	(0.3)	(0.4)
Effect of amortization of purchased intangible assets on combined ratio	0.2	0.2	0.3
Effect of restructuring and related charges on combined ratio	0.1	0.1	0.2
Effect of Discontinued Lines and Coverages on combined ratio	0.2	0.4	0.5
______________________________

(1)
Prior year reserve reestimates included in catastrophe losses totaled $15 million favorable, $43 million unfavorable and $88 million favorable in 2015, 2014 and 2013, respectively. The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio totaled zero, 0.1 unfavorable and 0.3 favorable in 2015, 2014 and 2013, respectively.

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
Our strategy for the Allstate brand centers around customers who prefer local personal advice and service and are brand-sensitive. Our customer-focused strategy for the Allstate brand aligns targeted marketing, product innovation, distribution effectiveness, and pricing toward acquiring and retaining an increased share of our target customers. This refers to consumers who want to purchase multiple products from one insurance provider including auto, homeowners and financial products, who potentially present more favorable prospects for profitability over the course of their relationships with us.
The Allstate brand utilizes marketing delivered to target customers to promote our strategic priorities, with messaging that communicates the value of our “Good Hands®”, the importance of having proper coverage by highlighting our comprehensive product and coverage options, and the ease of doing business with Allstate and Allstate agencies.
The Allstate brand differentiates itself from competitors by offering a comprehensive range of innovative product options and features through a network of agencies that provide local advice and service. We are undergoing a focused multi-year effort to position agents, licensed sales professionals and financial specialists as trusted advisors to better serve customers who prefer local and personalized advice. This means they have a local presence that instills confidence; know their customers and understand the unique needs of their households; help them assess the potential risks they face; provide local expertise and personalized guidance on how to protect what matters most to them by offering customized solutions; and support them when they have changes in their lives and during their times of need. To ensure agencies have the resources, capacity and support needed to serve customers at this level, we are deploying education and support focused on relationship initiation and insurance and retirement expertise and are continuing efforts to enhance agency capabilities with customer-centric technology while simplifying and automating service processes to enable agencies to focus more time in an advisory role.
Product features include Allstate Your Choice Auto® with options such as Accident Forgiveness, Deductible Rewards®, Safe Driving Bonus® and New Car Replacement, and Allstate House and Home® that provides options of coverage for roof damage including graduated coverage and pricing based on roof type and age. In addition, we offer a Claim Satisfaction GuaranteeSM that promises a return of premium to Allstate brand auto insurance customers dissatisfied with their claims experience. Our Drivewise® program, available in 48 states and the District of Columbia as of December 31, 2015, uses a mobile application or an in-car device to capture driving behaviors and reward customers for driving safely. The Drivewise mobile application also provides customers with information and tools to encourage safer driving and incentivize through driving challenges. Beginning in 2015, Drivewise offers Allstate Rewards®, a program that provides reward points for safe driving. We will continue to focus on developing and introducing products and services that benefit today’s consumers and further differentiate Allstate and enhance the customer experience. We plan to deepen customer relationships through value-added customer interactions and expanding our presence in households with multiple products by providing financial protection for customer needs. In certain areas with higher risk of catastrophes or where customers do not meet our standard underwriting profile, we offer a homeowners product from North Light Specialty Insurance Company (“North Light”), our excess and surplus lines carrier that operates under different regulatory rules. When an Allstate product is not available, we may make available non-proprietary products for customers through brokering arrangements. For example, in hurricane exposed areas, Allstate agencies sell non-proprietary property insurance products to customers who prefer to use a single agent for all their insurance needs.
We are undergoing a focused effort to enhance our effectiveness and efficiency by implementing processes and standards to elevate the level and consistency of our customer experience. We continue to enhance technology to improve customer service, facilitate the introduction of new products and services, improve the handling of claims and reduce infrastructure costs related to supporting agencies. These actions and others are designed to optimize the effectiveness of our distribution and service channels by increasing the productivity of the Allstate brand’s exclusive agencies.
Other personal lines sold under the Allstate brand include renter, condominium, landlord, boat, umbrella and manufactured home insurance policies. Commercial lines include insurance products for small business owners. Other business lines include Allstate Roadside Services that provides roadside assistance products, including Good Hands RescueSM; Allstate Dealer Services that provides service contracts and other products sold in conjunction with auto lending and vehicle sales transactions; and Ivantage that is a general agency for Allstate exclusive agencies.
Our strategy for the Esurance brand focuses on self-directed consumers. To best serve these customers, Esurance develops its technology, website and mobile capabilities to continuously improve its hassle-free purchase and claims experience and offer innovative product options and features. Esurance continues to develop additional products to complement its auto line of business and provide a more comprehensive solution to its customers. Esurance also continues to invest in geographic expansion of its products. Esurance expanded its homeowners products in 2015 from 14 to 25 states and renters from 19 to 20 states. Esurance continues to focus on increasing its preferred driver mix, while raising marketing effectiveness to support growth and profitability. Esurance’s DriveSense® program, available in 32 states as of December 31, 2015, enables participating customers to be eligible for discounts based on driving performance as measured by a device installed in the vehicle. Esurance Pay Per Mile® usage-based insurance product was piloted in September 2015 and gives customers flexibility to customize their insurance and pay based on the number of miles they drive.
Our strategy for the Encompass brand centers around offering broad coverage options specifically tailored to the mass affluent market while simplifying the insurance experience by packaging products into a single annual household (“package”) policy with one premium, one bill, one policy deductible, one renewal date and one advisor - an independent insurance agent. These features appeal to the approximately 35 million mass affluent households in the U.S., with their higher average limits and preference for professional advice regarding coverage needs and risk solutions. Package policies represent over 85% of premiums written where they are offered, with concentrations in suburban and urban areas throughout the country. Package policies currently are not offered in Massachusetts, North Carolina and Texas. In pursuit of this strategy and to achieve its financial objectives, Encompass is partnering with dedicated independent agency professionals who understand the needs of our risk sensitive consumers. We are seeking to diversify through new business writings in states where the risk return opportunities meet our requirements, while aggressively executing pricing, underwriting, and other actions to manage risk and ensure adequate profitability.
Answer Financial, a personal lines insurance agency, serves self-directed, brand-neutral consumers who want a choice between insurance carriers and offers comparison quotes for auto and homeowners insurance from approximately 25 insurance companies through its website and over the phone. It receives commissions for this service.
Our pricing and underwriting strategies and decisions for all of our brands are primarily designed to achieve appropriate returns along with enhancing our competitive position. Our sophisticated pricing methodology allows us to attract and retain customers in multiple risk segments. A combination of underwriting information, pricing and discounts are also used to achieve a more competitive position. Our pricing strategy involves marketplace pricing and underwriting decisions that are based on these risk evaluation factors and an evaluation of competitors to the extent permissible by applicable law.
We continue to manage our property catastrophe exposure with the goal of providing shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings. Our property business includes personal homeowners, commercial property and other property insurance lines. As of December 31, 2015, we have less than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. The use of different assumptions and updates to industry models, and updates to our risk transfer program, could materially change the projected loss. Our growth strategies include areas previously restricted where we believe we can earn an appropriate return for the risk and as a result our exposure may increase, but remain lower than $2 billion as noted above. In addition, we have exposure to severe weather events which impact catastrophe losses.
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
Pricing of property products is typically intended to establish returns that we deem acceptable over a long-term period. Losses, including losses from catastrophic events and weather-related losses (such as wind, hail, lightning and freeze losses not meeting our criteria to be declared a catastrophe), are accrued on an occurrence basis within the policy period. Therefore, in any reporting period, loss experience from catastrophic events and weather-related losses may contribute to negative or positive underwriting performance relative to the expectations we incorporated into the products’ pricing. We pursue rate increases where indicated, taking into consideration potential customer disruption, the impact on our ability to market our auto lines, regulatory limitations, our competitive position and profitability, using a methodology that appropriately addresses the changing costs of losses from catastrophes such as severe weather and the net cost of reinsurance.

Allstate Protection outlook

•	Allstate Protection will continue to focus on its strategy of offering differentiated products and services to our customers while maintaining pricing discipline.

•
Allstate Protection will continue to take actions to improve auto profitability by increasing prices, evaluating underwriting standards, managing expenses, and managing loss cost through focus on claims process excellence.

•	Allstate Protection will continue to grow homeowners policies without significantly increasing catastrophe exposure.

•
We expect that volatility in the level of catastrophes we experience will contribute to variation in our underwriting results; however, this volatility will be mitigated due to our catastrophe management actions, including the purchase of reinsurance.

•	We will continue the implementation of our trusted advisor strategy, enabling agencies to more fully deliver on the Allstate brand customer value proposition.

•	We will continue to modernize our operating model to efficiently deliver our customer value propositions.

•	We will invest in building and acquiring long-term growth platforms.
Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Consolidated Statements of Financial Position.
A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	2015	2014	2013
Premiums written:
Allstate Protection	$30,871	$29,613	$28,164
Discontinued Lines and Coverages	—	1	—
Property-Liability premiums written	30,871	29,614	28,164
Increase in unearned premiums	(549)	(723)	(572)
Other	(13)	38	26
Property-Liability premiums earned	$30,309	$28,929	$27,618
Premiums earned:
Allstate Protection	$30,309	$28,928	$27,618
Discontinued Lines and Coverages	—	1	—
Property-Liability	$30,309	$28,929	$27,618
Premiums written by brand are shown in the following table.

($ in millions)	Allstate brand			Esurance brand			Encompass brand			Allstate Protection
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Auto	$18,445	$17,504	$16,752	$1,576	$1,499	$1,308	$641	$665	$641	$20,662	$19,668	$18,701
Homeowners	6,711	6,536	6,289	30	9	—	497	506	461	7,238	7,051	6,750
Other personal lines (1)	1,586	1,569	1,539	7	5	2	106	109	104	1,699	1,683	1,645
Subtotal – Personal lines	26,742	25,609	24,580	1,613	1,513	1,310	1,244	1,280	1,206	29,599	28,402	27,096
Commercial lines	516	494	466	—	—	—	—	—	—	516	494	466
Other business lines (2)	756	717	602	—	—	—	—	—	—	756	717	602
Total	$28,014	$26,820	$25,648	$1,613	$1,513	$1,310	$1,244	$1,280	$1,206	$30,871	$29,613	$28,164
______________________________

(1)	Other personal lines include renter, condominium, landlord and other personal lines products.

(2)	Other business lines include Allstate Roadside Services, Allstate Dealer Services and other business lines.
Premiums earned by brand are shown in the following table.

($ in millions)	Allstate brand			Esurance brand			Encompass brand			Allstate Protection
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Auto	$18,191	$17,234	$16,578	$1,562	$1,455	$1,245	$657	$655	$626	$20,410	$19,344	$18,449
Homeowners	6,613	6,415	6,183	19	3	—	504	486	430	7,136	6,904	6,613
Other personal lines	1,577	1,551	1,527	7	5	2	108	106	100	1,692	1,662	1,629
Subtotal – Personal lines	26,381	25,200	24,288	1,588	1,463	1,247	1,269	1,247	1,156	29,238	27,910	26,691
Commercial lines	510	476	456	—	—	—	—	—	—	510	476	456
Other business lines	561	542	471	—	—	—	—	—	—	561	542	471
Total	$27,452	$26,218	$25,215	$1,588	$1,463	$1,247	$1,269	$1,247	$1,156	$30,309	$28,928	$27,618

The following table shows the unearned premium balance as of December 31 and the time frame in which we expect to recognize these premiums as earned.

($ in millions)			% earned after
	2015	2014	Three months	Six months	Nine months	Twelve months
Allstate brand:
Auto	$4,947	$4,766	71.0%	96.4%	99.1%	100.0%
Homeowners	3,685	3,607	43.4%	75.6%	94.2%	100.0%
Other personal lines	837	833	43.5%	75.5%	94.1%	100.0%
Commercial lines	259	254	44.2%	75.4%	93.9%	100.0%
Other business lines	837	642	18.8%	33.0%	44.9%	54.7%
Total Allstate brand	10,565	10,102	55.3%	83.1%	93.6%	97.3%
Esurance brand:
Auto	385	371	73.7%	98.5%	99.6%	100.0%
Homeowners	17	6	43.4%	75.6%	94.2%	100.0%
Other personal lines	2	2	43.5%	75.4%	94.2%	100.0%
Total Esurance brand	404	379	73.1%	98.0%	99.5%	100.0%
Encompass brand:
Auto	329	345	44.0%	75.7%	94.2%	100.0%
Homeowners	267	274	44.0%	76.0%	94.3%	100.0%
Other personal lines	54	57	44.1%	75.9%	94.2%	100.0%
Total Encompass brand	650	676	44.0%	75.8%	94.2%	100.0%
Allstate Protection unearned premiums	$11,619	$11,157	55.2%	83.1%	93.8%	97.5%

Premium measures and statistics that are used to analyze the business are calculated and described below.

•	PIF: Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

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

•
New issued applications:    Item counts of automobiles or homeowners insurance applications for insurance policies that were issued during the period, regardless of whether the customer was previously insured by another Allstate Protection brand. Allstate brand includes automobiles added by existing customers when they exceed the number allowed on a policy, which in 2014 and 2015 was either four or ten depending on the state. As of 2015 year-end, all states allow ten automobiles on a policy.

Auto premiums written totaled $20.66 billion in 2015, a 5.1% increase from $19.67 billion in 2014, following a 5.2% increase in 2014 from $18.70 billion in 2013.

	Allstate brand					Esurance brand			Encompass brand
	2015		2014		2013	2015	2014	2013	2015	2014	2013
PIF (thousands)	20,326		19,916		19,362	1,415	1,424	1,286	723	790	774
Average premium (1)	$492		$479		$468	$516	$499	$485	$945	$895	$880
Renewal ratio (%)	88.6		88.9		88.6	79.5	79.5	80.7	77.3	79.7	78.7
Approved rate changes (2):
# of locations	50	(6)	46	(6)	39	37	38	31	30	29	29
Total brand (%) (3)	5.3		2.3		1.9	7.1	6.0	4.8	9.4	6.6	5.9
Location specific (%) (4)(5)	7.6		3.2		3.2	9.3	6.9	6.5	11.1	7.9	7.0
______________________________

(1)	Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.

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

(5)
Allstate brand operates in 50 states, the District of Columbia, and 5 Canadian provinces. Esurance brand operates in 43 states and 1 Canadian province. Encompass brand operates in 40 states and the District of Columbia. Based on historical premiums written in those states and Canadian provinces, rate changes approved for auto totaled $1.11 billion, $520 million and $379 million in 2015, 2014 and 2013, respectively.

(6)	2015 and 2014 includes 5 and 4 Canadian provinces, respectively, and the District of Columbia.
Allstate brand auto premiums written totaled $18.45 billion in 2015, a 5.4% increase from $17.50 billion in 2014. Factors impacting premiums written were the following:

•
2.1% or 410 thousand increase in PIF as of December 31, 2015 compared to December 31, 2014. Allstate brand auto PIF increased in 39 states, including 8 out of our largest 10 states, as of December 31, 2015 compared to December 31, 2014.

•
2.3% decrease in new issued applications to 2,962 thousand in 2015 from 3,033 thousand in 2014. A change was implemented this year allowing a greater number of autos on a single policy, which reduced the new issued application growth rate by 3.2 points. Without this change, new issued applications would have increased 0.9% in 2015 from 2014.

•
2.7% increase in average premium in 2015 compared to 2014, primarily due to rate increases. Based on historical premiums written, rate changes approved for auto totaled $942 million in 2015 compared to $399 million in 2014. These amounts do not assume customer choices such as non-renewal or changes in policy terms which might reduce future premiums. Fluctuation in the Canadian exchange rate has reduced premiums written and average premium growth rates in 2015 by 0.7 points.

•	0.3 point decrease in the renewal ratio in 2015 compared to 2014.
We regularly monitor profitability trends and take appropriate pricing actions, underwriting actions, manage loss cost through focus on claims process excellence and targeted expense spending reductions to achieve adequate returns. Given current loss trends, we have responded with a multi-faceted approach to improve profitability.

•
We increased and accelerated rate filings broadly across the country. Approximately 30% of the Allstate brand rate increases approved in 2015 were earned in 2015, with the remainder expected to be earned in 2016 and 2017. We continue to aggressively pursue rate increases to respond to higher loss trends, subject to regulatory processes and review.

•
We made underwriting guideline adjustments in geographic areas and customer segments experiencing less than acceptable returns which are reducing the number of new issued applications and slowing growth. Underwriting guideline adjustments vary by geographic area and include restrictions on business with no prior insurance as well as business with prior accidents and violations. Changes in down payment requirements and coverage plan adjustments have also been implemented. These changes are intended to increase underwriting margin and can be modified as we achieve targeted underwriting results in these segments.

Allstate brand auto premiums written totaled $17.50 billion in 2014, a 4.5% increase from $16.75 billion in 2013. Factors impacting premiums written were the following:

•	2.9% or 554 thousand increase in PIF as of December 31, 2014 compared to December 31, 2013.

•	10.3% increase in new issued applications to 3,033 thousand in 2014 from 2,749 thousand in 2013.

•	2.4% increase in average premium in 2014 compared to 2013.

•	0.3 point increase in the renewal ratio in 2014 compared to 2013.
Esurance brand auto premiums written totaled $1.58 billion in 2015, a 5.1% increase from $1.50 billion in 2014. Profit improvement actions impacting growth include rate increases, underwriting guideline adjustments, and decreased marketing in select geographies to manage risks. Factors impacting premiums written were the following:

•	0.6% or 9 thousand decrease in PIF as of December 31, 2015 compared to December 31, 2014.

•
16.1% decrease in new issued applications to 627 thousand in 2015 from 747 thousand in 2014 due to a decrease in marketing activities and an increase in rates. Quote volume declined reflecting lower advertising spend. The conversion rate (the percentage of actual issued policies to completed quotes) decreased 0.3 points in 2015 compared to 2014.

•	3.4% increase in average premium in 2015 compared to 2014.

•	The renewal ratio in 2015 was comparable to 2014.
Esurance brand auto premiums written totaled $1.50 billion in 2014, a 14.6% increase from $1.31 billion in 2013. Factors impacting premiums written were the following:

•	10.7% or 138 thousand increase in PIF as of December 31, 2014 compared to December 31, 2013.

•
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

•	2.9% increase in average premium in 2014 compared to 2013.

•
1.2 point decrease in the renewal ratio in 2014 compared to 2013. The decrease in the renewal ratio during 2014 was due to the impact of rate increases and growth in states with lower retention, partially offset by an increase in the amount of business past its first renewal. Retention may continue to be impacted as a result of expansion initiatives that increase the areas in which Esurance writes business. Retention at first renewal was 70.4% during 2014 compared to 72.8% in 2013. The renewal ratio on business subsequent to first renewal was 82.7% during 2014 compared to 84.1% in 2013.

Encompass brand auto premiums written totaled $641 million in 2015, a 3.6% decrease from $665 million in 2014. Profit improvement actions impacting growth include increasing rates, enhancing pricing sophistication and underwriting guideline adjustments. Factors impacting premiums written were the following:

•	8.5% or 67 thousand decrease in PIF as of December 31, 2015 compared to December 31, 2014.

•	39.3% decrease in new issued applications to 82 thousand in 2015 from 135 thousand in 2014.

•	5.6% increase in average premium in 2015 compared to 2014.

•
2.4 point decrease in the renewal ratio in 2015 compared to 2014. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one coverage can contribute to declines in the other.

Encompass brand auto premiums written totaled $665 million in 2014, a 3.7% increase from $641 million in 2013. Factors impacting premiums written were the following.

•	2.1% or 16 thousand increase in PIF as of December 31, 2014 compared to December 31, 2013.

•
12.9% decrease in new issued applications to 135 thousand in 2014 from 155 thousand in 2013 primarily due to profit improvement actions including rate changes, underwriting guideline adjustments, and agency-level actions to manage risks and ensure profitability.

•	1.7% increase in average premium in 2014 compared to 2013.

•
1.0 point increase in the renewal ratio in 2014 compared to 2013 due to adverse impacts from run-off effects of Florida in the prior year. A higher percentage of package auto policies renewed. Package policies typically have higher retention rates.

Homeowners premiums written totaled $7.24 billion in 2015, a 2.7% increase from $7.05 billion in 2014, following a 4.5% increase in 2014 from $6.75 billion in 2013. Excluding the cost of catastrophe reinsurance, premiums written increased 2.3% in 2015 compared to 2014. For a more detailed discussion on reinsurance, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A and Note 10 of the consolidated financial statements.

	Allstate brand					Esurance brand		Encompass brand
	2015		2014		2013	2015	2014	2015	2014	2013
PIF (thousands)	6,174		6,106		6,077	32	10	338	365	356
Average premium (1)	$1,155		$1,140		$1,115	$833	$811	$1,555	$1,457	$1,374
Renewal ratio (%) (1) (2)	88.5		88.4		87.7	72.7	N/A	82.5	85.6	86.6
Approved rate changes (3):
# of locations	36	(5)	37	(5)	41	N/A	N/A	27	23	31
Total brand (%)	2.8		1.7		3.6	N/A	N/A	6.5	4.7	7.4
Location specific (%) (4)	5.0		4.7		5.2	N/A	N/A	8.8	8.9	8.2
______________________________

(1)	Policy term is twelve months.

(2)
Esurance’s retention ratios will appear lower due to its underwriting process. Customers can enter into a policy without a physical inspection. During the underwriting review period, a number of polices may be canceled if upon inspection the condition is unsatisfactory. Esurance’s retention ratio was 91.9% on policies that passed the underwriting review period.

(3)	Includes rate changes approved based on our net cost of reinsurance. Rate changes for Allstate brand for 2013 exclude Canada.

(4)
Allstate brand operates in 50 states, the District of Columbia, and 5 Canadian provinces. Esurance brand operates in 25 states. Encompass brand operates in 40 states and the District of Columbia. Based on historical premiums written in those states and Canadian provinces, rate changes approved for homeowners totaled $225 million, $147 million and $254 million in 2015, 2014 and 2013, respectively.

(5)	Includes 4 Canadian provinces in both 2015 and 2014.

N/A reflects not applicable.
Allstate brand homeowners premiums written totaled $6.71 billion in 2015, a 2.7% increase from $6.54 billion in 2014. We continue to be disciplined in how we manage margins as we increase rates and implement other actions to maintain or improve returns where required. Growth actions planned include continuing to implement our House & Home® product, leveraging agency sales practices focused on multi-line households, increasing availability in coastal markets, improving penetration in underserved markets in the middle of the country and targeted advertising campaigns. Factors impacting premiums written were the following:

•
1.1% or 68 thousand increase in PIF as of December 31, 2015 compared to December 31, 2014 due primarily to increases in new issued applications. Allstate brand homeowners PIF increased in 32 states, including 7 out of our largest 10 states, as of December 31, 2015 compared to December 31, 2014.

•	7.7% increase in new issued applications to 781 thousand in 2015 from 725 thousand in 2014.

•
1.3% increase in average premium in 2015 compared to 2014 primarily due to rate changes and increasing insured home valuations due to inflationary costs. Fluctuation in the Canadian exchange rate has reduced premiums written and average premium growth rates in 2015 by 0.5 points.

•	0.1 point increase in the renewal ratio in 2015 compared to 2014.

•
$19 million decrease in the cost of our catastrophe reinsurance program to $370 million in 2015 from $389 million in 2014. Catastrophe reinsurance premiums are recorded primarily in Allstate brand and are a reduction of premium.

Premiums written for Allstate’s House and Home product, our redesigned homeowners new business offering currently available in 74% of total states, with the greatest success in Texas and several of our other top ten states, totaled $1.46 billion in 2015 compared to $934 million in 2014.
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
Allstate brand homeowners premiums written totaled $6.54 billion in 2014, a 3.9% increase from $6.29 billion in 2013. Factors impacting premiums written were the following:

•	0.5% or 29 thousand increase in PIF as of December 31, 2014 compared to December 31, 2013 due to increases in new issued applications and retention.

•	16.0% increase in new issued applications to 725 thousand in 2014 from 625 thousand in 2013.

•	2.2% increase in average premium in 2014 compared to 2013 primarily due to rate changes as well as increasing insured home valuations.

•	0.7 point increase in the renewal ratio in 2014 compared to 2013.

•	$36 million decrease in the cost of our catastrophe reinsurance program to $389 million in 2014 from $425 million in 2013.
Esurance brand homeowners premiums written totaled $30 million in 2015 compared to $9 million in 2014. Factors impacting premiums written were the following:

•	22 thousand increase in PIF as of December 31, 2015 compared to December 31, 2014.

•	New issued applications totaled 28 thousand in 2015 compared to 11 thousand in 2014.

•	As of December 31, 2015, Esurance is writing homeowners insurance in 25 states with lower hurricane risk that have lower average premium.
Esurance brand homeowners premiums written totaled $9 million in 2014. Factors impacting premiums written were the following:

•	New issued applications totaled 11 thousand in 2014.

•	As of December 31, 2014, Esurance was writing homeowners insurance in 14 states with lower hurricane risk that have lower average premium.
Encompass brand homeowners premiums written totaled $497 million in 2015, a 1.8% decrease from $506 million in 2014. Profit improvement actions impacting growth include increasing rates, enhancing pricing sophistication and underwriting guideline adjustments. Factors impacting premiums written were the following:

•	7.4% or 27 thousand decrease in PIF as of December 31, 2015 compared to December 31, 2014.

•	31.4% decrease in new issued applications to 48 thousand in 2015 from 70 thousand in 2014.

•	6.7% increase in average premium in 2015 compared to 2014.

•
3.1 point decrease in the renewal ratio in 2015 compared to 2014. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one coverage can contribute to declines in the other.

Encompass brand homeowners premiums written totaled $506 million in 2014, a 9.8% increase from $461 million in 2013. Factors impacting premiums written were the following:

•	2.5% or 9 thousand increase in PIF as of December 31, 2014 compared to December 31, 2013.

•
11.4% decrease in new issued applications to 70 thousand in 2014 from 79 thousand in 2013 due to profit improvement actions including rate changes, underwriting guideline adjustments, and agency-level actions.

•	6.0% increase in average premium in 2014 compared to 2013.

•	1.0 point decrease in the renewal ratio in 2014 compared to 2013.
Other personal lines    Allstate brand other personal lines premiums written totaled $1.59 billion in 2015, a 1.1% increase from $1.57 billion in 2014, following a 1.9% increase in 2014 from $1.54 billion in 2013. The increase in 2015 primarily relates to renters insurance and the increase in 2014 primarily relates to renter and condominium insurance.
Commercial lines premiums written totaled $516 million in 2015, a 4.5% increase from $494 million in 2014, following a 6.0% increase in 2014 from $466 million in 2013. The increase in 2015 was driven by higher renewals and increased average premiums. The increase in 2014 was driven by higher renewals and increased new business resulting from a new business owner policy product.
Other business lines premiums written totaled $756 million in 2015, a 5.4% increase from $717 million in 2014, following a 19.1% increase in 2014 from $602 million in 2013. The increase in 2015 was primarily due to increased sales of vehicle service contracts, guaranteed asset protection, and other products at Allstate Dealer Services, partially offset by a decline in Allstate Roadside Services premiums. The increase in 2014 was primarily due to increased sales of vehicle service contracts at Allstate Dealer Services, and new and expanded contracts where Allstate Roadside Services provides roadside assistance to third party company’s customer bases.

Underwriting results are shown in the following table.

($ in millions)	2015	2014	2013
Premiums written	$30,871	$29,613	$28,164
Premiums earned	$30,309	$28,928	$27,618
Claims and claims expense	(20,981)	(19,315)	(17,769)
Amortization of DAC	(4,102)	(3,875)	(3,674)
Other costs and expenses	(3,573)	(3,835)	(3,751)
Restructuring and related charges	(39)	(16)	(63)
Underwriting income	$1,614	$1,887	$2,361
Catastrophe losses	$1,719	$1,993	$1,251
Underwriting income (loss) by line of business
Auto	$23	$604	$668
Homeowners	1,431	1,097	1,422
Other personal lines	175	150	198
Commercial lines	(40)	9	41
Other business lines	33	40	51
Answer Financial	(8)	(13)	(19)
Underwriting income	$1,614	$1,887	$2,361
Underwriting income (loss) by brand
Allstate brand	$1,812	$2,235	$2,551
Esurance brand	(164)	(259)	(218)
Encompass brand	(26)	(76)	47
Answer Financial	(8)	(13)	(19)
Underwriting income	$1,614	$1,887	$2,361
The following tables summarize the differences in underwriting results from the prior year. The 2015 column presents differences in 2015 compared to 2014. The 2014 column presents differences in 2014 compared to 2013. The components of the increase (decrease) in underwriting income (loss) by line of business are shown in the following table.

($ in millions)	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (1)
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Underwriting income (loss) prior period	$604	$668	$1,097	$1,422	$150	$198	$9	$41	$1,887	$2,361
Changes in underwriting income (loss) from:
Premiums earned	1,066	895	232	291	30	33	34	20	1,381	1,310
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(1,491)	(678)	(62)	(114)	(42)	(21)	(65)	(10)	(1,658)	(868)
Catastrophe losses excluding reserve reestimates	80	(94)	128	(446)	2	(55)	6	(16)	216	(611)

Non-catastrophes reserve reestimates	(265)	59	(13)	7	18	6	(19)	(5)	(282)	64
Catastrophes reserve reestimates	(3)	(58)	66	(41)	(2)	(21)	(3)	(11)	58	(131)
Total reserve reestimates	(268)	1	53	(34)	16	(15)	(22)	(16)	(224)	(67)
Subtotal losses	(1,679)	(771)	119	(594)	(24)	(91)	(81)	(42)	(1,666)	(1,546)

Expenses	32	(188)	(17)	(22)	19	10	(2)	(10)	12	(238)
Underwriting income (loss)	$23	$604	$1,431	$1,097	$175	$150	$(40)	$9	$1,614	$1,887
______________________________
(1) Includes other business lines underwriting income of $33 million and $40 million in 2015 and 2014, respectively, and Answer Financial underwriting loss of $8 million and $13 million in 2015 and 2014, respectively.

The components of the increase (decrease) in underwriting income (loss) by brand are shown in the following table.

($ in millions)	Allstate brand		Esurance brand		Encompass brand
	2015	2014	2015	2014	2015	2014
Underwriting income (loss) prior period	$2,235	$2,551	$(259)	$(218)	$(76)	$47
Changes in underwriting income (loss) from:
Premiums earned	1,234	1,003	125	216	22	91
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(1,563)	(652)	(76)	(152)	(19)	(64)
Catastrophe losses excluding reserve reestimates	160	(509)	6	(8)	50	(94)

Non-catastrophes reserve reestimates	(264)	71	2	16	(20)	(23)
Catastrophes reserve reestimates	55	(120)	(1)	—	4	(11)
Total reserve reestimates	(209)	(49)	1	16	(16)	(34)
Subtotal losses	(1,612)	(1,210)	(69)	(144)	15	(192)

Expenses	(45)	(109)	39	(113)	13	(22)
Underwriting income (loss)	$1,812	$2,235	$(164)	$(259)	$(26)	$(76)
For more information, see the previous discussions of premiums written and the combined, loss and expense ratio discussion below.
Combined ratios by brand are shown in the following table.

	Allstate brand			Esurance brand			Encompass brand			Allstate Protection
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Loss ratio	68.7	65.8	63.6	75.1	76.8	78.5	73.5	76.0	65.4	69.2	66.8	64.4
Expense ratio	24.7	25.7	26.3	35.2	40.9	39.0	28.5	30.1	30.5	25.5	26.7	27.1
Combined ratio	93.4	91.5	89.9	110.3	117.7	117.5	102.0	106.1	95.9	94.7	93.5	91.5

Loss ratios by brand and line of business are analyzed in the following table.

	Auto			Homeowners			Other personal lines			Commercial lines			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Allstate brand
Loss ratio (1)	74.5	69.2	68.5	55.6	58.7	53.4	60.9	61.7	58.6	78.4	67.0	60.7	68.7	65.8	63.6
Effect of catastrophe losses on combined ratio	1.3	1.6	1.0	18.3	21.4	15.6	8.1	8.2	3.5	5.1	6.1	0.4	5.8	6.9	4.7
Effect of prior year reserve reestimates on combined ratio	0.2	(1.2)	(1.2)	(0.3)	0.4	—	0.5	2.1	1.8	0.4	(4.2)	(7.9)	0.1	(0.7)	(0.9)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	(0.1)	(0.3)	(0.1)	1.0	0.4	(0.1)	(0.2)	(1.7)	1.0	0.4	(2.0)	(0.1)	0.1	(0.3)

Esurance brand
Loss ratio (1)	75.3	76.8	78.5	63.2	66.7	—	57.1	60.0	50.0	—	—	—	75.1	76.8	78.5
Effect of catastrophe losses on combined ratio	0.7	1.3	0.9	15.8	—	—	—	—	—	—	—	—	0.9	1.3	0.9
Effect of prior year reserve reestimates on combined ratio	(1.1)	(1.1)	—	—	—	—	—	—	—	—	—	—	(1.1)	(1.1)	—
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	—	—	—	—	—	—	—	—	—	—	—	0.1	—	—

Encompass brand
Loss ratio (1)	77.0	77.1	73.5	64.9	74.7	56.3	92.6	75.5	54.0	—	—	—	73.5	76.0	65.4
Effect of catastrophe losses on combined ratio	1.1	3.2	0.3	19.3	28.2	12.6	6.5	6.6	4.0	—	—	—	8.7	13.2	5.2
Effect of prior year reserve reestimates on combined ratio	0.3	(2.0)	(4.8)	(1.0)	0.4	(1.2)	9.3	1.9	(8.0)	—	—	—	0.6	(0.7)	(3.7)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	(0.2)	(0.5)	(0.2)	0.7	(1.3)	—	—	—	—	—	—	(0.1)	0.1	(0.7)

Allstate Protection
Loss ratio (1)	74.7	70.1	69.3	56.3	59.9	53.5	62.9	62.6	58.2	78.4	67.0	60.7	69.2	66.8	64.4
Effect of catastrophe losses on combined ratio	1.2	1.7	0.9	18.4	21.8	15.4	7.9	8.1	3.5	5.1	6.1	0.4	5.7	6.9	4.5
Effect of prior year reserve reestimates on combined ratio	0.1	(1.2)	(1.3)	(0.4)	0.4	(0.1)	1.1	2.0	1.2	0.4	(4.2)	(7.9)	0.1	(0.7)	(1.0)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	(0.1)	(0.4)	—	0.9	0.3	(0.1)	(0.3)	(1.5)	1.0	0.4	(2.0)	—	0.1	(0.3)
______________________________

(1)	Ratios are calculated using the premiums earned for the respective line of business.
Auto loss ratio for the Allstate brand increased 5.3 points in 2015 compared to 2014, primarily due to higher claim frequency and severity and unfavorable reserve reestimates, partially offset by increased premiums earned and decreased catastrophe losses. Auto loss ratio for the Allstate brand increased 0.7 points in 2014 compared to 2013, primarily due to increased catastrophe losses.
Gross frequency is calculated as the number of claim notices received in the period divided by the average earned policies in force of the respective insurance coverage in force. The rate of change in gross frequency is the year over year percent increase or decrease in gross frequency for the period.
Gross frequency in the bodily injury coverage increased 5.9% in 2015 compared to 2014. Approximately 90% of individual states experienced a year over year increase in their rate of bodily injury gross frequency in 2015 when compared to 2014. Gross frequency in the bodily injury coverage in 2014 was comparable to 2013.
Gross frequency in the property damage coverage increased 6.3% in 2015 compared to 2014. Approximately 95% of individual states experienced a year over year increase in their rate of property damage gross frequency in 2015 when compared to 2014. Gross frequency in the property damage coverage increased 0.5% in 2014 compared to 2013. We continue to see an increase in miles driven in part due to increased employment, which has adversely impacted property damage gross frequency in 2015. Other factors believed to be contributing to higher frequency are distracted driving and more technology in vehicles.

Paid claim severity is calculated by dividing the sum of paid losses and loss expenses by claims closed with a payment during the period. The rate of change in paid severity is the year over year percent increase or decrease in paid claim severity for the period. Bodily injury coverage paid claim severities decreased 1.6% and property damage coverage paid claim severities increased 4.4% in 2015 compared to 2014. Changes in bodily injury and property damage paid claim severity increases were consistent with historical comparisons to inflationary indices, after adjusting for normal volatility due to changes in state mix and payment timing. Bodily injury and property damage coverage paid claim severities increased 2.7% and 4.1%, respectively, in 2014 compared to 2013. Severity results in 2014 increased in line with historical Consumer Price Index trends.
Esurance brand auto loss ratio decreased 1.5 points in 2015 compared to 2014, primarily due to increases in average premiums earned and lower catastrophe losses, partially offset by higher claim frequency and severity across several coverages. Esurance brand auto loss ratio decreased 1.7 points in 2014 compared to 2013, primarily due to rate actions and favorable reserve reestimates related to personal injury protection losses.
Encompass brand auto loss ratio decreased 0.1 points in 2015 compared to 2014, primarily due to lower catastrophe losses and increased premiums earned. Encompass brand auto loss ratio increased 3.6 points in 2014 compared to 2013, due to increased catastrophe losses and lower favorable reserve reestimates, partially offset by increased premiums earned.
Homeowners loss ratio for the Allstate brand decreased 3.1 points to 55.6 in 2015 from 58.7 in 2014, primarily due to lower catastrophe losses, decreased claim frequency excluding catastrophe losses and increased premiums earned. Claim frequency excluding catastrophe losses decreased 2.3% in 2015 compared to 2014. Paid claim severity excluding catastrophe losses increased 4.3% in 2015 compared to 2014. Homeowners loss ratio for the Allstate brand increased 5.3 points to 58.7 in 2014 from 53.4 in 2013, primarily due to higher catastrophe losses, partially offset by increased premiums earned. Claim frequency excluding catastrophe losses decreased 0.3% in 2014 compared to 2013. Paid claim severity excluding catastrophe losses increased 7.7% in 2014 compared to 2013.
Encompass brand homeowners loss ratio decreased 9.8 points in 2015 compared to 2014, primarily due to lower catastrophe losses and increased premiums earned. Encompass brand homeowners loss ratio increased 18.4 points in 2014 compared to 2013, primarily due to higher catastrophe losses. Several catastrophes occurred in areas where Encompass has a higher concentration of policyholders in 2014.
Catastrophe losses were $1.72 billion in 2015 compared to $1.99 billion in 2014 and $1.25 billion in 2013.
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
Catastrophe losses in 2015 by the size of event are shown in the following table.

($ in millions)
	Number of Events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	3	3.5	376	21.9	1.2	125
$50 million to $100 million	8	9.4	488	28.4	1.6	61
Less than $50 million	74	87.1	870	50.6	2.9	12
Total	85	100.0%	1,734	100.9	5.7	20
Prior year reserve reestimates			(15)	(0.9)	—
Total catastrophe losses			$1,719	100.0%	5.7

Catastrophe losses by the type of event are shown in the following table.

($ in millions)	2015		2014		2013
	Number of events		Number of events		Number of events
Hurricanes/Tropical storms	1	$21	1	$2	1	$14
Tornadoes	2	152	2	99	3	169
Wind/Hail	72	1,274	70	1,429	64	1,089
Wildfires	6	51	5	19	5	41
Other events	4	236	7	401	3	26
Prior year reserve reestimates		(15)		43		(88)
Total catastrophe losses	85	$1,719	85	$1,993	76	$1,251
Expense ratio for Allstate Protection decreased 1.2 points in 2015 compared to 2014. The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Allstate brand			Esurance brand			Encompass brand			Allstate Protection
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Amortization of DAC	14.0	13.7	13.6	2.5	2.7	2.7	18.4	18.8	18.3	13.6	13.4	13.3
Advertising expense	2.0	2.5	2.8	12.6	17.4	14.8	0.4	0.4	0.4	2.5	3.2	3.2
Amortization of purchased intangible assets	—	—	—	2.2	3.3	4.9	—	—	—	0.2	0.2	0.3
Other costs and expenses	8.6	9.5	9.7	17.9	17.5	16.6	9.6	10.7	11.5	9.1	9.8	10.1
Restructuring and related charges	0.1	—	0.2	—	—	—	0.1	0.2	0.3	0.1	0.1	0.2
Total expense ratio	24.7	25.7	26.3	35.2	40.9	39.0	28.5	30.1	30.5	25.5	26.7	27.1
Allstate brand expense ratio decreased 1.0 point in 2015 compared to 2014. The decrease primarily related to expense spending reductions in advertising and professional services costs, partially offset by an increase in the amortization of acquisition costs. Expense reductions were primarily related to actions that could be modified as margins return to targeted underwriting results. Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in 2015 were higher than 2014.
Allstate brand expense ratio decreased 0.6 points in 2014 compared to 2013 primarily due to lower advertising expenditures and lower employee related costs, including pension expense, partially offset by higher amortization of DAC. Amortization of DAC increased in 2014 compared to 2013 and Allstate agency total incurred base commissions, variable compensation and bonus was higher than 2013.
Esurance brand expense ratio decreased 5.7 points in 2015 compared to 2014. Esurance advertising expenses decreased in 2015 compared to 2014 in conjunction with our profitability actions. The Esurance brand expense ratio also includes purchased intangible assets that are amortized on an accelerated basis with over 80% of the amortization taking place by 2016. Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were higher in 2015 than 2014.
Esurance brand expense ratio increased 1.9 points in 2014 compared to 2013. Esurance advertising expenses in 2014 were higher than 2013 due to increased spending related to the launch of a new advertising campaign, the homeowners advertising launch in 2014 and additional advertising to achieve short-term growth and long-term brand positioning. Other costs and expenses, related to acquisition include salaries of telephone sales personnel and other underwriting costs, in 2014 were comparable to 2013.
Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. Esurance incurs substantially all of its acquisition costs in the year of policy inception. As a result, the Esurance expense ratio will be higher during periods of increased advertising expenditures. Esurance continued to invest in geographic expansion and additional products and capabilities. The expenses related to expansion initiatives contributed approximately 4.0 points in 2015 compared to 5.2 points to the total expense ratio in 2014. Advertising expenses included 1.1 points in 2015 and 1.9 points in 2014 related to expansion initiatives. Other costs and expenses included 2.9 points in 2015 and 3.3 points in 2014 related to expansion initiatives. Expenses related to expansion initiatives includes costs incurred to expand beyond our initial 30 states at acquisition, adding new products such as homeowners, motorcycle, and usage based insurance and expanding into the Canadian market. Esurance’s annual combined ratio is below 100, excluding amortization of purchased intangible assets, after the year of policy inception (in which substantially all acquisition costs are incurred), driven by pricing changes and customer mix. We manage the direct to consumer business based on its profitability over the life-time of the policy.
Encompass brand expense ratio decreased 1.6 points in 2015 compared to 2014 primarily due to agency compensation, employee compensation and technology costs. Expense improvement actions include reductions in technology and other costs, as well as improving operating efficiency. The Encompass brand DAC amortization rate is higher on average than Allstate brand DAC amortization due to higher commission rates paid to independent agencies.
Encompass brand expense ratio decreased 0.4 points in 2014 compared to 2013 primarily due to lower employee related costs, including pension expense, partially offset by higher amortization of DAC.
DAC    We establish a DAC asset for costs that are related directly to the successful acquisition of new or renewal insurance policies, principally agents’ remuneration and premium taxes. For the Allstate Protection business, DAC is amortized to income over the period in which premiums are earned. The DAC balance as of December 31 by brand and product type are shown in the following table.

($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2015	2014	2015	2014	2015	2014	2015	2014
Auto	$644	$609	$10	$10	$59	$62	$713	$681
Homeowners	504	491	—	—	42	43	546	534
Other personal lines	110	109	—	—	8	9	118	118
Commercial lines	33	34	—	—	—	—	33	34
Other business lines	619	453	—	—	—	—	619	453
Total DAC	$1,910	$1,696	$10	$10	$109	$114	$2,029	$1,820
Income tax expense included $28 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects in first quarter 2015.
Gain on disposition of $37 million, after-tax, in 2014 primarily relates to the sale of Sterling Collision Centers, Inc.
Catastrophe management
Historical catastrophe experience    For the last ten years, the average annual impact of catastrophes on our Property-Liability loss ratio was 7.7 points. The average annual impact of catastrophes on the homeowners loss ratio for the last ten years was 31.1 points. Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes. Limitations include our participation in various state facilities, such as the California Earthquake Authority (“CEA”), which provides insurance for California earthquake losses; the Florida Hurricane Catastrophe Fund, which provides reimbursements to participating insurers for certain qualifying Florida hurricane losses; and other state facilities, such as wind pools. However, the impact of these actions may be diminished by the growth in insured values, and the effect of state insurance laws and regulations. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation in these and other state facilities such as wind pools, we may be exposed to losses that surpass the capitalization of these facilities and to assessments from these facilities.
We have continued to take actions to maintain an appropriate level of exposure to catastrophic events while continuing to meet the needs of our customers, including the following:

•	Continuing to limit or not offer new homeowners, manufactured home and landlord package policy business in certain coastal geographies.

•	Increased capacity in our brokerage platform for customers not offered an Allstate policy.

•	In 2015, North Light, our surplus lines company that operates under different regulatory rules, expanded operations to one new state, bringing the total to 43 states.

•	In certain states, we have been ceding wind exposure related to insured property located in wind pool eligible areas.

•
We ceased writing new homeowners and landlord package policy business in California in 2007; however, later in 2016 we will start to write a limited number of homeowners policies in select areas of the state. Meanwhile, we will continue to renew current policyholders and allow replacement policies for existing customers who buy a new home, or change their residence to rental property. For landlord package policies we allow replacement policies on an exception basis, and offer a small number of new landlord package policies in order to accommodate current personal umbrella policy customers.

•
North Light, began writing homeowners in California in February 2013. Any earthquake coverage provided under these writings (other than fire following earthquakes) is currently ceded via quota share reinsurance.

•
We ceased writing new homeowners business in Florida in 2011 beyond a modest stance for existing customers who replace their currently-insured home with an acceptable property. The Encompass companies operating in Florida withdrew from the property lines in 2009.

•	Tropical cyclone deductibles are in place for a large portion of coastal insured properties.

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

•
Designed a homeowners new business offering, Allstate House and Home, that provides options of coverage for roof damage including graduated coverage and pricing based on roof type and age. Allstate House and Home is currently available in 37 states.

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
We have addressed our risk of hurricane loss by, among other actions, purchasing reinsurance for specific states and on a countrywide basis for our personal lines property insurance in areas most exposed to hurricanes, limiting personal homeowners, landlord package policy and manufactured home new business writings in coastal areas in southern and eastern states, implementing tropical cyclone deductibles where appropriate, and not offering continuing coverage on certain policies in coastal counties in certain states. We continue to seek appropriate returns for the risks we write. This may require further actions, similar to those already taken, in geographies where we are not getting appropriate returns. However, we may maintain or opportunistically increase our presence in areas where we achieve adequate returns and do not materially increase our hurricane risk.
Earthquakes
We do not offer earthquake coverage in most states and actions taken to reduce our exposure from earthquake losses are complete. We purchased reinsurance in the state of Kentucky and entered into arrangements in many states to make earthquake coverage available through non-proprietary insurers.
We retain approximately 30,000 PIF with earthquake coverage, primarily in Kentucky, due to regulatory and other reasons. We continue to have exposure to earthquake risk on certain policies that do not specifically exclude coverage for earthquake losses, including our auto policies, and to fires following earthquakes. Allstate policyholders in the state of California are offered coverage through the CEA, a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage. Allstate is subject to assessments from the CEA under certain circumstances as explained in Note 14 of the consolidated financial statements. While North Light writes property policies in California, which can include earthquake coverage, this coverage is 100% ceded via quota share reinsurance.
Fires Following Earthquakes
Under a standard homeowners policy we cover fire losses, including those caused by an earthquake. Actions taken related to our risk of loss from fires following earthquakes include restrictive underwriting guidelines in California for new business writings, purchasing reinsurance for Kentucky personal lines property risks, and purchasing nationwide occurrence reinsurance, excluding Florida and New Jersey.
Wildfires
Actions taken related to managing our risk of loss from wildfires include changing homeowners underwriting requirements in certain states and purchasing nationwide occurrence reinsurance. We also have inspection programs to identify homes that are susceptible to wildfires.
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
Summarized underwriting results for the years ended December 31 are presented in the following table.

($ in millions)	2015	2014	2013
Premiums written	$—	$1	$—

Premiums earned	$—	$1	$—
Claims and claims expense	(53)	(113)	(142)
Operating costs and expenses	(2)	(3)	(1)
Underwriting loss	$(55)	$(115)	$(143)
Underwriting losses of $55 million in 2015 primarily related to our annual review using established industry and actuarial best practices resulting in a $39 million unfavorable reestimate of asbestos reserves, a $1 million unfavorable reestimate of environmental reserves and a $9 million unfavorable reestimate of other exposure reserves, partially offset by a $5 million decrease in allowance for future uncollectible reinsurance. The cost of administering claims settlements totaled $10 million for 2015, $10 million for 2014, and $13 million for 2013.
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

•	We anticipate progress in the resolution of certain bankruptcies related to insureds with asbestos claims, reducing the industry’s asbestos related claims exposures.

•	We continue to address challenges related to the concentration of insurance and reinsurance industry legacy claims into companies who specialize in the runoff of this business.
PROPERTY-LIABILITY INVESTMENT RESULTS
Net investment income  The following table presents net investment income.

($ in millions)	2015	2014	2013
Fixed income securities	$885	$860	$912
Equity securities	81	95	136
Mortgage loans	15	17	20
Limited partnership interests	262	346	365
Short-term investments	5	4	3
Other	75	65	38
Investment income, before expense	1,323	1,387	1,474
Investment expense	(86)	(86)	(99)
Net investment income	$1,237	$1,301	$1,375

The average pre-tax investment yields for the years ended December 31 are presented in the following table. Pre-tax yield is calculated as investment income, generally before investment expense (including dividend income in the case of equity securities) divided by the average of investment balances at the end of each quarter during the year. For the purposes of the pre-tax yield calculation, income for directly held real estate, timber and other consolidated investments is net of asset level operating expenses (direct expenses of the assets reported in investment expense). For investments carried at fair value, investment balances exclude unrealized capital gains and losses.

	2015	2014	2013
Fixed income securities: tax-exempt	2.4%	2.6%	3.4%
Fixed income securities: tax-exempt equivalent	3.5	3.8	5.0
Fixed income securities: taxable	3.1	2.9	3.2
Equity securities	2.9	2.9	3.8
Mortgage loans	4.5	4.3	4.2
Limited partnership interests	10.4	13.1	12.2
Total portfolio	3.4	3.6	4.0
Net investment income decreased 4.9% or $64 million to $1.24 billion in 2015 from $1.30 billion in 2014 after decreasing 5.4% in 2014 compared to 2013. The 2015 decrease was primarily due to lower limited partnership income, a decline in average investment balances and lower prepayment fee income and litigation proceeds, partially offset by higher taxable fixed income portfolio yields. The 2014 decrease was primarily due to lower fixed income yields and equity dividends. The decrease in fixed income yields was primarily due to reinvestment at yields lower than the overall portfolio yield.
Net realized capital gains and losses are presented in the following table.

($ in millions)	2015	2014	2013
Impairment write-downs	$(132)	$(21)	$(39)
Change in intent write-downs	(156)	(169)	(124)
Net other-than-temporary impairment losses recognized in earnings	(288)	(190)	(163)
Sales and other	85	789	706
Valuation and settlements of derivative instruments	(34)	(50)	(24)
Realized capital gains and losses, pre-tax	(237)	549	519
Income tax benefit (expense)	83	(192)	(180)
Realized capital gains and losses, after-tax	$(154)	$357	$339
For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.
PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE RESERVES
Property-Liability underwriting results are significantly influenced by estimates of property-liability claims and claims expense reserves. For a description of our reserve process, see Note 8 of the consolidated financial statements and for a further description of our reserving policies and the potential variability in our reserve estimates, see the Application of Critical Accounting Estimates section of the MD&A. These reserves are an estimate of amounts necessary to settle all outstanding claims, including incurred but not reported (“IBNR”) claims, as of the reporting date.
The facts and circumstances leading to our reestimates of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are likely different than those predicted by the estimated development factors used in prior reserve estimates. As of December 31, 2015, the impact of a reserve reestimation corresponding to a one percent increase or decrease in net reserves would be a decrease or increase of approximately $117 million in net income applicable to common shareholders.
We believe the net loss reserves for Allstate Protection exposures are appropriately established based on available facts, technology, laws and regulations.
The table below shows total reserves net of reinsurance recoverables (“net reserves”) as of December 31 by line of business.

($ in millions)	2015	2014	2013
Allstate brand	$14,974	$14,214	$14,225
Esurance brand	717	649	575
Encompass brand	770	754	747
Total Allstate Protection	16,461	15,617	15,547
Discontinued Lines and Coverages	1,516	1,612	1,646
Total Property-Liability	$17,977	$17,229	$17,193

The tables below show net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2015, 2014 and 2013 and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2015	2014	2013
Allstate brand	$14,214	$14,225	$14,364
Esurance brand	649	575	470
Encompass brand	754	747	807
Total Allstate Protection	15,617	15,547	15,641
Discontinued Lines and Coverages	1,612	1,646	1,637
Total Property-Liability	$17,229	$17,193	$17,278

($ in millions, except ratios)	2015		2014		2013
	Reserve reestimate (1)	Effect on combined ratio (2)	Reserve reestimate (1)	Effect on combined ratio (2)	Reserve reestimate (1)	Effect on combined ratio (2)
Allstate brand	$38	0.1	$(171)	(0.6)	$(220)	(0.8)
Esurance brand	(17)	—	(16)	(0.1)	—	—
Encompass brand	7	—	(9)	—	(43)	(0.2)
Total Allstate Protection	28	0.1	(196)	(0.7)	(263)	(1.0)
Discontinued Lines and Coverages	53	0.2	112	0.4	142	0.6
Total Property-Liability (3)	$81	0.3	$(84)	(0.3)	$(121)	(0.4)
Reserve reestimates, after-tax	$53		$(55)		$(79)
Consolidated net income applicable to common shareholders	$2,055		$2,746		$2,263
Reserve reestimates as a % of consolidated net income applicable to common shareholders	(2.6)%		2.0%		3.5%
______________________________

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Property-Liability premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $15 million favorable, $43 million unfavorable and $88 million favorable in 2015, 2014 and 2013, respectively. The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio totaled zero, 0.1 unfavorable and 0.3 favorable in 2015, 2014 and 2013, respectively.

The following tables reflect the accident years to which the reestimates shown above are applicable by line of business. Favorable reserve reestimates are shown in parentheses.
2015 Prior year reserve reestimates

($ in millions)	2005 & prior	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total
Allstate brand	$39	$(1)	$(17)	$(15)	$(58)	$(21)	$(74)	$(29)	$42	$172	$38
Esurance brand	—	(1)	(1)	(1)	(1)	(1)	(3)	(2)	(5)	(2)	(17)
Encompass brand	(2)	(2)	(2)	(2)	(1)	(2)	1	2	12	3	7
Total Allstate Protection	37	(4)	(20)	(18)	(60)	(24)	(76)	(29)	49	173	28
Discontinued Lines and Coverages	53	—	—	—	—	—	—	—	—	—	53
Total Property-Liability	$90	$(4)	$(20)	$(18)	$(60)	$(24)	$(76)	$(29)	$49	$173	$81
2014 Prior year reserve reestimates

($ in millions)	2004 & prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
Allstate brand	$(38)	$(10)	$(11)	$2	$(20)	$37	$(86)	$(35)	$(99)	$89	$(171)
Esurance brand	—	—	—	—	—	—	—	(9)	6	(13)	(16)
Encompass brand	2	1	—	1	(1)	(2)	(2)	(5)	(6)	3	(9)
Total Allstate Protection	(36)	(9)	(11)	3	(21)	35	(88)	(49)	(99)	79	(196)
Discontinued Lines and Coverages	112	—	—	—	—	—	—	—	—	—	112
Total Property-Liability	$76	$(9)	$(11)	$3	$(21)	$35	$(88)	$(49)	$(99)	$79	$(84)

2013 Prior year reserve reestimates

($ in millions)	2003 & prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
Allstate brand	$56	$5	$(33)	$(44)	$(45)	$(32)	$(59)	$(16)	$(70)	$18	$(220)
Esurance brand	—	—	—	—	—	—	—	—	—	—	—
Encompass brand	2	1	1	(1)	(1)	(5)	(4)	(4)	(14)	(18)	(43)
Total Allstate Protection	58	6	(32)	(45)	(46)	(37)	(63)	(20)	(84)	—	(263)
Discontinued Lines and Coverages	142	—	—	—	—	—	—	—	—	—	142
Total Property- Liability	$200	$6	$(32)	$(45)	$(46)	$(37)	$(63)	$(20)	$(84)	$—	$(121)
Allstate brand prior year reserve reestimates were $38 million unfavorable in 2015, $171 million favorable in 2014 and $220 million favorable in 2013. In 2015, this was primarily due to severity development for bodily injury coverage for recent years that was more than expected and litigation settlements from older years. In 2014, this was primarily due to severity development that was better than expected. In 2013, this was primarily due to severity development that was better than expected and catastrophe reserve reestimates.
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
The impact of these reestimates on the Allstate brand underwriting income is shown in the table below.

($ in millions)	2015	2014	2013
Reserve reestimates	$38	$(171)	$(220)
Allstate brand underwriting income	1,812	2,235	2,551
Reserve reestimates as a % of underwriting income	(2.1)%	7.7%	8.6%
Esurance brand prior year reserve reestimates were $17 million favorable in 2015 and $16 million favorable in 2014. In 2015 and 2014, this was primarily due to severity development that was better than expected for liability coverages. There were no prior year reserve reestimates for Esurance in 2013.
The impact of these reestimates on the Esurance brand underwriting loss is shown in the table below.

($ in millions)	2015	2014
Reserve reestimates	$(17)	$(16)
Esurance brand underwriting loss	(164)	(259)
Reserve reestimates as a % of underwriting loss	10.4%	6.2%
Encompass brand prior year reserve reestimates were $7 million unfavorable in 2015, $9 million favorable in 2014 and $43 million favorable in 2013. In 2015, this was primarily due to severity development that was more than expected for personal umbrella policies. In 2014, this was primarily due to severity development that was better than expected. In 2013, this was related to lower than anticipated claim settlement costs and favorable catastrophe reserve reestimates.
The impact of these reestimates on the Encompass brand underwriting (loss) income is shown in the table below.

($ in millions)	2015	2014	2013
Reserve reestimates	$7	$(9)	$(43)
Encompass brand underwriting (loss) income	(26)	(76)	47
Reserve reestimates as a % of underwriting (loss) income	(26.9)%	11.8%	91.5%

Allstate Protection
The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2015, 2014, and 2013, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2015	2014	2013
Auto	$11,698	$11,616	$11,383
Homeowners	1,849	1,821	2,008
Other personal lines	1,502	1,512	1,596
Commercial lines	549	576	627
Other business lines	19	22	27
Total Allstate Protection	$15,617	$15,547	$15,641

($ in millions, except ratios)	2015		2014		2013
	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio
Auto	$30	0.1	$(238)	(0.8)	$(237)	(0.9)
Homeowners	(24)	(0.1)	29	0.1	(5)	—
Other personal lines	18	0.1	34	0.1	19	—
Commercial lines	2	—	(20)	(0.1)	(36)	(0.1)
Other business lines	2	—	(1)	—	(4)	—
Total Allstate Protection	$28	0.1	$(196)	(0.7)	$(263)	(1.0)
Underwriting income	$1,614		$1,887		$2,361
Reserve reestimates as a % of underwriting income	(1.7)%		10.4%		11.1%
Auto reserve reestimates in 2015 were primarily due to claim severity development for bodily injury coverage for recent years that was more than expected and litigation settlements from older years for Allstate brand. Auto reserve reestimates in 2014 and 2013 were primarily due to claim severity development that was better than expected.
Favorable homeowners reserve reestimates in 2015 were primarily due to favorable non-catastrophe reserve reestimates. Unfavorable homeowners reserve reestimates in 2014 were primarily due to unfavorable catastrophe reserve reestimates. Favorable homeowners reserve reestimates in 2013 were primarily due to favorable non-catastrophe reserve reestimates.
Other personal lines reserve reestimates in 2015, 2014 and 2013 were primarily the result of non-catastrophe loss development higher than anticipated in previous estimates.
Commercial lines reserve reestimates in 2015 were primarily the result of non-catastrophe loss development higher than anticipated in previous estimates. Commercial lines reserve reestimates in 2014 and 2013 were primarily due to favorable non-catastrophe reserve reestimates.

Pending, new and closed claims for Allstate Protection are summarized in the following table for the years ended December 31. The increase in pending claims as of December 31, 2015 compared to December 31, 2014 relates to auto frequency and growth. The increase in pending claims as of December 31, 2014 compared to December 31, 2013 relates to growth and auto frequency.

Number of claims	2015	2014	2013
Auto
Pending, beginning of year	487,227	473,703	472,078
New	6,752,401	6,330,940	5,902,746
Total closed	(6,717,738)	(6,317,416)	(5,901,121)
Pending, end of year	521,890	487,227	473,703
Homeowners
Pending, beginning of year	33,648	37,420	48,418
New	714,562	759,794	711,883
Total closed	(709,345)	(763,566)	(722,881)
Pending, end of year	38,865	33,648	37,420
Other personal lines
Pending, beginning of year	15,494	17,004	42,969
New	307,011	204,549	197,424
Total closed	(306,670)	(206,059)	(223,389)
Pending, end of year	15,835	15,494	17,004
Commercial lines
Pending, beginning of year	11,836	10,422	10,242
New	74,942	65,970	58,697
Total closed	(74,941)	(64,556)	(58,517)
Pending, end of year	11,837	11,836	10,422
Total Allstate Protection
Pending, beginning of year	548,205	538,549	573,707
New	7,848,916	7,361,253	6,870,750
Total closed	(7,808,694)	(7,351,597)	(6,905,908)
Pending, end of year	588,427	548,205	538,549
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
Reserve reestimates for the Discontinued Lines and Coverages are shown in the table below.

($ in millions)	2015		2014		2013
	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate
Asbestos claims	$1,014	$39	$1,017	$87	$1,026	$74
Environmental claims	203	1	208	15	193	30
Other discontinued lines	395	13	421	10	418	38
Total Discontinued Lines and Coverages	$1,612	$53	$1,646	$112	$1,637	$142
Underwriting loss		$(55)		$(115)		$(143)
Reserve reestimates as a % of underwriting loss		(96.4)%		(97.4)%		(99.3)%
Reserve additions for asbestos in 2015 were primarily related to a settlement with a large insured and more reported claims than expected. Reserve additions for asbestos in 2014 were primarily related to more reported claims than expected and increased severity including claims from certain large insurance programs. Reserve additions for asbestos in 2013 were primarily related to a cedent’s settlement with a bankrupt insured of asbestos claims in excess of a previously advised amount and loss trends from other claims.
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

($ in millions, except ratios)	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,492	$1,014	$1,495	$1,017	$1,522	$1,026
Incurred claims and claims expense	51	39	124	87	84	74
Claims and claims expense paid	(125)	(93)	(127)	(90)	(111)	(83)
Ending reserves	$1,418	$960	$1,492	$1,014	$1,495	$1,017

Annual survival ratio	11.3	10.3	11.7	11.3	13.5	12.3
3-year survival ratio	11.7	10.8	12.5	12.1	14.2	14.5

Environmental claims
Beginning reserves	$267	$203	$268	$208	$241	$193
Incurred claims and claims expense	(13)	1	22	15	44	30
Claims and claims expense paid	(32)	(25)	(23)	(20)	(17)	(15)
Ending reserves	$222	$179	$267	$203	$268	$208

Annual survival ratio	6.9	7.2	11.6	10.2	15.8	13.9
3-year survival ratio	9.3	9.0	14.1	12.7	14.9	13.9

Combined environmental and asbestos claims
Annual survival ratio	10.4	9.7	11.7	11.1	13.8	12.5
3-year survival ratio	11.3	10.4	12.7	12.2	14.3	14.4
Percentage of IBNR in ending reserves		56.9%		56.9%		55.4%
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
In 2015 and 2014, the asbestos and environmental net 3-year survival ratio decreased due to increased claim payments.
Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

($ in millions)	December 31, 2015			December 31, 2014			December 31, 2013
	Active policy-holders	Net reserves	% of reserves	Active policy-holders	Net reserves	% of reserves	Active policy-holders	Net reserves	% of reserves
Direct policyholders:
Primary	48	$10	1%	44	$8	1%	53	$7	1%
Excess	298	248	26	296	265	26	301	267	26
Total	346	258	27	340	273	27	354	274	27
Assumed reinsurance		156	16		166	16		171	17
IBNR		546	57		575	57		572	56
Total net reserves		$960	100%		$1,014	100%		$1,017	100%
Total reserve additions		$39			$87			$74
During the last three years, 40 direct primary and excess policyholders reported new claims, and claims of 47 policyholders were closed, decreasing the number of active policyholders by 7 during the period. There was a net increase of 6 policyholders in 2015, including 15 new policyholders reporting new claims and the closing of 9 policyholders’ claims. There was a net decrease of 14 in 2014, including 13 new policyholders reporting new claims and the closing of 27 policyholders’ claims. There was a net increase of 1 in 2013, including 12 new policyholders reporting new claims and the closing of 11 policyholders’ claims.
IBNR net reserves decreased $29 million as of December 31, 2015 compared to December 31, 2014. As of December 31, 2015 and 2014 IBNR represented 57% of total net asbestos reserves. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current policyholders and ceding companies.

Pending, new, total closed and closed without payment claims for asbestos and environmental exposures for the years ended December 31 are summarized in the following table.

Number of claims	2015	2014	2013
Asbestos
Pending, beginning of year	7,306	7,444	7,447
New	530	727	736
Total closed	(685)	(865)	(739)
Pending, end of year	7,151	7,306	7,444
Closed without payment	398	433	451

Environmental
Pending, beginning of year	3,552	3,717	3,676
New	347	381	464
Total closed	(395)	(546)	(423)
Pending, end of year	3,504	3,552	3,717
Closed without payment	254	369	299
Property-Liability reinsurance ceded  For Allstate Protection, we utilize reinsurance to reduce exposure to catastrophe risk and manage capital, and to support the required statutory surplus and the insurance financial strength ratings of certain subsidiaries such as Castle Key Insurance Company and Allstate New Jersey Insurance Company. We purchase significant reinsurance to manage our aggregate countrywide exposure to an acceptable level. The price and terms of reinsurance and the credit quality of the reinsurer are considered in the purchase process, along with whether the price can be appropriately reflected in the costs that are considered in setting future rates charged to policyholders. We also participate in various reinsurance mechanisms, including industry pools and facilities, which are backed by the financial resources of the property-liability insurance company market participants, and have historically purchased reinsurance to mitigate long-tail liability lines, including environmental, asbestos and other discontinued lines exposures. We retain primary liability as a direct insurer for all risks ceded to reinsurers. The Michigan Catastrophic Claim Association provides indemnification for losses over a retention level and under the National Flood Insurance Program the Federal Government pays all covered claims and certain qualifying claim expenses.

Our reinsurance recoverable balances are shown in the following table as of December 31, net of the allowance we have established for uncollectible amounts.

($ in millions)	Standard & Poor’s financial strength rating (1)	Reinsurance recoverable on paid and unpaid claims, net
		2015		2014
Industry pools and facilities
Michigan Catastrophic Claim Association (“MCCA”)	N/A	$4,664	(2)	$4,419	(2)
New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”)	N/A	500		508
North Carolina Reinsurance Facility	N/A	71		60
National Flood Insurance Program	N/A	27		7
Other		3		2
Subtotal		5,265		4,996

Other reinsurance
Lloyd’s of London (“Lloyd’s”)	A+	183		202
Westport Insurance Corporation	AA-	62		65
New England Reinsurance Corporation	N/A	32		33
Clearwater Insurance Company	N/A	28		27
R&Q Reinsurance Company	N/A	26		28
Bedivere Insurance Company	N/A	23		23
Other, including allowance for future uncollectible reinsurance recoverables		360		409
Subtotal		714		787
Total Property-Liability		$5,979		$5,783
______________________________

(1)	N/A reflects no rating available.

(2)
As of December 31, 2015 and 2014, MCCA includes $29 million and $32 million of reinsurance recoverable on paid claims, respectively, and $4.61 billion and $4.39 billion of reinsurance recoverable on unpaid claims, respectively.

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
The allowance for uncollectible reinsurance primarily relates to Discontinued Lines and Coverages reinsurance recoverables and was $80 million and $95 million as of December 31, 2015 and 2014, respectively. The allowance for Discontinued Lines and Coverages represents 11.9% and 12.9% of the related reinsurance recoverable balances as of December 31, 2015 and 2014, respectively. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. In addition, in the ordinary course of business, we may become involved in coverage disputes with certain of our reinsurers which may ultimately result in lawsuits and arbitrations brought by or against such reinsurers to determine the parties’ rights and obligations under the various reinsurance agreements. We employ dedicated specialists to manage reinsurance collections and disputes. We also consider recent developments in commutation activity between reinsurers and cedents, and recent trends in arbitration and litigation outcomes in disputes between cedents and reinsurers in seeking to maximize our reinsurance recoveries.
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
For a detailed description of the MCCA, PLIGA and Lloyd’s, see Note 10 of the consolidated financial statements. As of December 31, 2015, other than the recoverable balances listed in the table above, no other amount due or estimated to be due from any single Property-Liability reinsurer was in excess of $21 million.
The effects of reinsurance ceded on our property-liability premiums earned and claims and claims expense for the years ended December 31 are summarized in the following table.

($ in millions)	2015	2014	2013
Ceded property-liability premiums earned	$1,006	$1,030	$1,069

Ceded property-liability claims and claims expense
Industry pool and facilities
MCCA	$337	$1,042	$954
National Flood Insurance Program	120	38	289
PLIGA	9	158	356
Other	78	69	63
Subtotal industry pools and facilities	544	1,307	1,662
Other	58	86	55
Ceded property-liability claims and claims expense	$602	$1,393	$1,717
In 2015, ceded property-liability premiums earned decreased $24 million, primarily due to decreased reinsurance premium rates and a decrease in policies written for the National Flood Insurance Program and the MCCA. In 2014, ceded property-liability premiums earned decreased $39 million, primarily due to decreased reinsurance premium rates and acquiring additional reinsurance in the capital markets. MCCA ceded premiums were $84 million, $99 million and $101 million in 2015, 2014 and 2013, respectively.
Ceded property-liability claims and claims expense decreased in 2015 primarily due to lower reserve increases for the MCCA and PLIGA programs. Ceded property-liability claims and claims expense decreased in 2014 primarily due to lower amounts ceded to the National Flood Insurance Program and lower reserve increases for the PLIGA program.
Reserve increases in the PLIGA program in 2015 are attributable to limited personal injury protection coverage on policies written prior to 2004. Reserve increases in the PLIGA program in 2014 are attributable to unlimited personal injury protection coverage on policies written prior to 1991. The ceded claims reflects increased longer term paid loss trends due to increased costs of medical care and increased longevity of claimants. New claims for this cohort of policies are unlikely and pending claims are expected to decline.
Our claim reserve development experience is similar to the MCCA with reported and pending claims increasing in recent years. Moreover, the MCCA has reported severity increasing with nearly 60% of reimbursements for attendant and residential care services. Michigan’s unique no-fault auto insurance law provides unlimited lifetime coverage for medical expenses resulting from vehicle accidents. The reserve increases in the MCCA program are attributable to an increased recognition of longer term paid loss trends. The paid loss trends are rising due to increased costs in medical and attendant care and increased longevity of claimants. As a result of continuing to originate auto policies in Michigan with unlimited personal injury protection coverage, we expect pending MCCA covered losses to increase each year.
The table below summarizes reserves and claim activity for Michigan personal injury protection claims before (gross) and after (net) the effects of MCCA reinsurance for the years ended December 31.

($ in millions)	2015			2014			2013
	Gross		Net	Gross		Net	Gross		Net
Beginning reserves	$4,804		$417	$3,798		$365	$2,866		$299
Incurred claims and claims expense-current year	526		200	420		178	417		181
Incurred claims and claims expense-prior years	37		26	819		19	731		13
Claims and claims expense paid-current year (2)	(56)		(55)	(46)		(45)	(44)		(42)
Claims and claims expense paid-prior years (2)	(190)		(102)	(187)		(100)	(172)		(86)
Ending reserves	$5,121	(1)	$486	$4,804	(1)	$417	$3,798	(1)	$365
______________________________

(1)
Reserves for the years ended December 31, 2015 and 2014, comprise 86% case reserves (claims with a file review conducted) and 14% IBNR. Reserves for the year ended December 31, 2013 comprise 66% case reserves and 34% IBNR.

(2)	Paid claims and claims expenses, reported in the table for the current and prior year, recovered from the MCCA totaled $89 million, $88 million and $88 million in 2015, 2014 and 2013, respectively.

Pending MCCA claims differ from most personal lines insurance pending claims as other personal lines policies have coverage limits and incurred claims settle in shorter periods. Claims are considered pending as long as payments are continuing pursuant to an outstanding MCCA claim, which can be for a claimant’s lifetime. Claims that occurred more than 5 years ago and continue to be paid often include lifetime benefits. Pending, new and closed claims for Michigan personal injury protection exposures, including those covered and not covered by the MCCA reinsurance, for the years ended December 31 are summarized in the following table.

Number of claims	2015	2014	2013
Pending, beginning of year	4,936	4,684	4,029
New	8,956	8,620	8,531
Total closed	(8,765)	(8,368)	(7,876)
Pending, end of year	5,127	4,936	4,684
As of December 31, 2015, approximately 1,250 of our pending claims have been reported to the MCCA, of which approximately 65% represents claims that occurred more than 5 years ago. There are 68 Allstate brand claims with reserves in excess of $15 million as of December 31, 2015 which comprise approximately 40% of the gross ending reserves in the table above. As a result, significant developments with a single claimant can result in volatility in prior year incurred claims.
We enter into certain intercompany insurance and reinsurance transactions for the Property-Liability operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.
Catastrophe reinsurance
Our catastrophe reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide. Our program is designed to provide reinsurance protection for catastrophes resulting from multiple perils including hurricanes, windstorms, hail, tornados, fires following earthquakes, earthquakes and wildfires. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our customers.
We anticipate completing the placement of our 2016 catastrophe reinsurance program in the second quarter of 2016. We expect the program will be similar to our 2015 catastrophe reinsurance program. For further details of the existing 2015 program, see Note 10 of the consolidated financial statements.
ALLSTATE FINANCIAL 2015 HIGHLIGHTS

•	Allstate Financial net income applicable to common shareholders was $663 million in 2015 compared to $631 million in 2014.

•
Allstate Financial premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $2.14 billion in 2015, an increase of 0.5% from $2.13 billion in 2014.

•
Allstate Financial investments totaled $36.79 billion as of December 31, 2015, reflecting a decrease of $2.02 billion from $38.81 billion as of December 31, 2014. Net investment income decreased 11.6% to $1.88 billion in 2015 from $2.13 billion in 2014.

•	Allstate Financial net realized capital gains totaled $267 million in 2015 compared to $144 million in 2014.

•	Allstate Financial contractholder funds totaled $21.30 billion as of December 31, 2015, reflecting a decrease of $1.23 billion from $22.53 billion as of December 31, 2014.

•
On April 1, 2014, we sold Lincoln Benefit Life Company’s (“LBL”) life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc. Therefore, 2014 includes LBL’s results for one quarter.

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
Allstate Financial brings value to The Allstate Corporation in three principal ways: through improving the economics of the Protection business through increased customer loyalty and deepened customer relationships based on cross selling Allstate Financial products to existing customers, bringing new customers to Allstate, and profitable growth. Allstate Financial’s strategy is focused on expanding Allstate customer relationships, growing the number of products delivered to customers through Allstate exclusive agencies and Allstate Benefits (our workplace distribution business), managing the run-off of our in-force annuity products while taking actions to improve returns, and emphasizing capital efficiency and shareholder returns.
The strategy for our life insurance business centers on the continuation of efforts to fully integrate the business into the Allstate brand customer value proposition and modernizing our operating model. The life insurance product portfolio and sales process are being redesigned with a focus on clear and distinct positioning to meet the varied needs of Allstate customers. Our product positioning will provide solutions to help meet customer needs during various life stages ranging from basic mortality protection to more complex mortality and financial planning solutions. Basic mortality protection solutions will be provided through less complex products, such as term and whole life insurance, sold through exclusive agents and licensed sales professionals to deepen customer relationships. More advanced mortality and financial planning solutions will be provided primarily through exclusive financial specialists with an emphasis on our more complex offerings, such as universal life insurance products. Sales producer education and technology improvements are being made to ensure agencies have the tools and information needed to help customers meet their needs and build personal relationships as trusted advisors. Additionally, tools will be made available to consumers to help them understand their needs and encourage interaction with their local agencies.
Our employer relationships through Allstate Benefits also afford opportunities to offer Allstate products to more customers and grow our business. Allstate Benefits is an industry leader in the voluntary benefits market, offering a broad range of products, including critical illness, accident, cancer, hospital indemnity, disability and universal life. Allstate Benefits differentiates itself by offering a broad product portfolio, flexible enrollment solutions and technology (including significant presence on private exchanges), and its strong national accounts team, as well as the well-recognized Allstate brand. We are investing in new generation enrollment and administrative technology to improve our customer experience and modernize our operating model.
Market trends for voluntary benefits are favorable as the market has nearly doubled in size since 2006, driven by the ability of voluntary benefits to fill gaps from employers seeking to contain rising health care costs, by providing lower cost benefits, and shifting costs to employees. Allstate Benefits has introduced new products and enhanced existing products to address these gaps by providing protection for catastrophic events such as a critical illness, accident or hospital stay. We are expanding our group life capabilities to broaden our product portfolio. Originally a provider of voluntary benefits to small and mid-sized businesses, Allstate Benefits now provides benefit solutions to companies of all sizes and industries including the large account voluntary benefits marketplace.
Allstate Benefits is partnering with other Allstate Protection Emerging Businesses to expand our small business presence and enhance small business enrollment capabilities and technology. Additionally, we are increasing Allstate exclusive agency engagement to drive cross selling of voluntary benefits products, and developing opportunities for revenue growth through new product and fee income offerings. The Allstate Benefits strategy for growth also includes expansion in the national accounts market by increasing the number of sales, enrollment technology and account management personnel and expanding independent agent distribution in targeted geographic locations for increased new sales. Allstate Benefits new business written premiums increased 6.0% and 5.0% in 2015 and 2014, respectively. Allstate Benefits also expanded into the Canadian market in 2015.
Our in force deferred and immediate annuity business has been adversely impacted by the historically low interest rate environment. Our immediate annuity business has also been impacted by medical advancements that have resulted in annuitants living longer than anticipated when many of these contracts were originated. We have initiated a mortality study for our structured settlement annuities with life contingencies, which is expected to be completed in 2016, to update our mortality assumptions concerning these trends. Allstate Financial focuses on the distinct risk and return profiles of the specific products outstanding when developing investment and liability management strategies. The level of legacy deferred annuities in force has been significantly reduced and the investment portfolio and annuity crediting rates are proactively managed to improve the profitability of the business while providing appropriate levels of liquidity. The investment portfolio supporting our immediate annuities is managed to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. We continue to increase investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance to more appropriately match the long-term nature of our immediate annuities. To transition our annuity business to a more efficient variable cost structure, we continue to assess additional utilization of outsourcing arrangements for the administration of the business.
Allstate Financial outlook

•	Our growth initiatives continue to focus on increasing the number of customers served through our proprietary Allstate agency and Allstate Benefits channels.

•	We expect lower investment spread on annuities due to the continuing managed reduction in contractholder funds, the low interest rate environment and investment maturity profile shortening actions.

•
Allstate Financial will continue to focus on improving long-term returns on our in-force annuity products and managing the impacts of historically low interest rates. We anticipate a continuation of our asset allocation strategy for long-term immediate annuities to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance, including performance-based investments. While we anticipate higher returns on these investments over time, the investment income can vary significantly between periods.

•	Allstate Financial has limitations on the amount of dividends Allstate Financial companies can pay without prior insurance department approval.

•
Allstate Financial continues to review strategic options to reduce exposure and improve returns of the spread-based businesses. As a result, we may take additional operational and financial actions that offer return improvement and risk reduction opportunities.

Summary analysis  Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2015	2014	2013
Revenues
Life and annuity premiums and contract charges	$2,158	$2,157	$2,352
Net investment income	1,884	2,131	2,538
Realized capital gains and losses	267	144	74
Total revenues	4,309	4,432	4,964

Costs and expenses
Life and annuity contract benefits	(1,803)	(1,765)	(1,917)
Interest credited to contractholder funds	(761)	(919)	(1,278)
Amortization of DAC	(262)	(260)	(328)
Operating costs and expenses	(472)	(466)	(565)
Restructuring and related charges	—	(2)	(7)
Total costs and expenses	(3,298)	(3,412)	(4,095)

Gain (loss) on disposition of operations	3	(90)	(687)
Income tax expense	(351)	(299)	(87)
Net income applicable to common shareholders	$663	$631	$95

Life insurance	$248	$242	$15
Accident and health insurance	85	105	87
Annuities and institutional products	330	284	(7)
Net income applicable to common shareholders	$663	$631	$95

Allstate Life	$229	$232	$2
Allstate Benefits	104	115	100
Allstate Annuities	330	284	(7)
Net income applicable to common shareholders	$663	$631	$95

Investments as of December 31	$36,792	$38,809	$39,105
Investments classified as held for sale as of December 31	—	—	11,983
Net income applicable to common shareholders was $663 million in 2015 compared to $631 million in 2014. The increase primarily relates to higher net realized capital gains and the loss on disposition related to the LBL sale in 2014, partially offset by lower net investment income and the reduction in business due to the sale of LBL on April 1, 2014. Net income applicable to common shareholders in 2014 included an after-tax loss on disposition of LBL totaling $60 million. Excluding the loss on disposition as well as the net income of the LBL business for first quarter 2014 of $28 million, net income applicable to common shareholders in 2015 was comparable to 2014, primarily due to higher net realized capital gains, higher life and annuity premiums and contract charges, and lower interest credited to contractholder funds offsetting lower net investment income and higher life and annuity contract benefits.
Net income applicable to common shareholders was $631 million in 2014 compared to $95 million in 2013. The increase primarily relates to lower loss on disposition charges related to the LBL sale, partially offset by the reduction in business due to the sale of LBL on April 1, 2014. Net income applicable to common shareholders in 2014 and 2013 included an after-tax loss on disposition of LBL totaling $60 million and $521 million, respectively. Excluding the loss on disposition as well as the net income of the LBL business for second through fourth quarter 2013 of $116 million, net income applicable to common shareholders increased $191 million in 2014 compared to 2013, primarily due to lower interest credited to contractholder funds, higher net realized capital gains, lower operating costs and expenses, lower amortization of DAC, and higher life and annuity premiums and contract charges, partially offset by higher life and annuity contract benefits and lower net investment income.
Analysis of revenues  Total revenues decreased 2.8% or $123 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $211 million, total revenues increased 2.1% or $88 million in 2015 compared to 2014, primarily due to higher net realized capital gains and higher life and annuity premiums and contract charges, partially offset by lower net investment income. Total revenues decreased 10.7% or $532 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $651 million, total revenues increased 2.8% or $119 million in 2014 compared to 2013, due to higher net realized capital gains and higher life and annuity premiums and contract charges, partially offset by lower net investment income.
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
The following table summarizes life and annuity premiums and contract charges by product for the years ended December 31.

($ in millions)	2015	2014	2013
Underwritten products
Traditional life insurance premiums	$505	$476	$455
Accident and health insurance premiums	2	8	26
Interest-sensitive life insurance contract charges	716	781	991
Subtotal — Allstate Life	1,223	1,265	1,472
Traditional life insurance premiums	37	35	36
Accident and health insurance premiums	778	736	694
Interest-sensitive life insurance contract charges	106	98	95
Subtotal — Allstate Benefits	921	869	825
Total underwritten products	2,144	2,134	2,297

Annuities
Immediate annuities with life contingencies premiums	—	4	37
Other fixed annuity contract charges	14	19	18
Total — Allstate Annuities	14	23	55

Life and annuity premiums and contract charges (1)	$2,158	$2,157	$2,352
______________________________

(1)	Contract charges related to the cost of insurance totaled $550 million, $593 million and $725 million in 2015, 2014 and 2013, respectively.
Total premiums and contract charges increased $1 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $85 million, premiums and contract charges increased $86 million in 2015 compared to 2014, primarily due to growth in Allstate Benefits accident and health insurance business as well as increased traditional life insurance renewal premiums. The growth at Allstate Benefits primarily relates to accident, critical illness and hospital indemnity products.
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
The following table shows the changes in contractholder funds for the years ended December 31.

($ in millions)	2015	2014	2013
Contractholder funds, beginning balance	$22,529	$24,304	$39,319
Contractholder funds classified as held for sale, beginning balance	—	10,945	—
Total contractholder funds, including those classified as held for sale	22,529	35,249	39,319

Deposits
Interest-sensitive life insurance	1,004	1,059	1,378
Fixed annuities	199	274	1,062
Total deposits	1,203	1,333	2,440

Interest credited	760	919	1,295

Benefits, withdrawals, maturities and other adjustments
Benefits	(1,077)	(1,197)	(1,535)
Surrenders and partial withdrawals	(1,278)	(2,273)	(3,299)
Maturities of and interest payments on institutional products	(1)	(2)	(1,799)
Contract charges	(818)	(881)	(1,112)
Net transfers from separate accounts	7	7	12
Other adjustments (1)	(30)	36	(72)
Total benefits, withdrawals, maturities and other adjustments	(3,197)	(4,310)	(7,805)

Contractholder funds sold in LBL disposition	—	(10,662)	—
Contractholder funds classified as held for sale, ending balance	—	—	(10,945)
Contractholder funds, ending balance	$21,295	$22,529	$24,304
______________________________

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

Contractholder funds decreased 5.5% and 7.3% in 2015 and 2014, respectively, primarily due to the continued runoff of our deferred fixed annuity business that we stopped offering beginning January 1, 2014.
Contractholder deposits decreased 9.8% in 2015 compared to 2014, primarily due to lower additional deposits on fixed annuities and lower deposits on interest-sensitive life insurance due to the LBL sale. Contractholder deposits decreased 45.4% in 2014 compared to 2013, primarily due to no longer offering fixed annuity products beginning January 1, 2014, as well as lower deposits on interest-sensitive life insurance due to the LBL sale.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 43.8% to $1.28 billion in 2015 from $2.27 billion in 2014, primarily due to the continued runoff of our deferred annuity business and the LBL sale. Additionally, 2014 had elevated surrenders on fixed annuities resulting from a large number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge. Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 31.1% to $2.27 billion in 2014 from $3.30 billion in 2013, primarily due to the LBL sale. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.1% in 2015 compared to 9.9% in 2014 and 10.2% in 2013.
Maturities of and interest payments on institutional products included a $1.75 billion maturity in 2013. There are $85 million of institutional products outstanding as of December 31, 2015.

Net investment income for the years ended December 31 are presented in the following table.

($ in millions)	2015	2014	2013
Fixed income securities	$1,296	$1,561	$1,986
Equity securities	29	22	13
Mortgage loans	213	248	352
Limited partnership interests	287	267	175
Short-term investments	3	2	1
Other	114	100	114
Investment income, before expense	1,942	2,200	2,641
Investment expense	(58)	(69)	(103)
Net investment income	$1,884	$2,131	$2,538

Allstate Life	$490	$519	$622
Allstate Benefits	71	72	72
Allstate Annuities	1,323	1,540	1,844
Net investment income	$1,884	$2,131	$2,538
Net investment income decreased 11.6% or $247 million to $1.88 billion in 2015 from $2.13 billion in 2014. Excluding $126 million related to the LBL business for first quarter 2014, net investment income decreased $121 million in 2015 compared to 2014, primarily due to lower average investment balances, fixed income portfolio yields, and prepayment fee income and litigation proceeds, partially offset by higher limited partnership income. In 2015 we shortened the maturity profile of the fixed income securities in Allstate Financial to make the portfolio less sensitive to rising interest rates. The approximately $2 billion of proceeds from the sale of longer duration fixed income securities were invested in shorter duration fixed income securities and public equity securities that are expected to contribute lower net investment income and portfolio yields. Over time, we will shift the majority of the proceeds to performance-based investments in which a greater proportion of return is derived from idiosyncratic asset or operating performance, to more appropriately match the long-term nature of our immediate annuity liabilities and improve long-term economic results. We anticipate higher long-term returns on these investments. While the dispositions generated net realized capital gains, investment income will be impacted by lower yields on the reinvested proceeds until repositioned to performance-based investments.
Net investment income decreased 16.0% or $407 million to $2.13 billion in 2014 from $2.54 billion in 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $397 million, net investment income decreased $10 million in 2014 compared to 2013, primarily due to lower average investment balances, partially offset by higher limited partnership income.
The average pre-tax investment yields were 5.4% for 2015, 5.6% for 2014 and 5.1% for 2013.
Net realized capital gains and losses for the years ended December 31 are presented in the following table.

($ in millions)	2015	2014	2013
Impairment write-downs	$(63)	$(11)	$(33)
Change in intent write-downs	(65)	(44)	(19)
Net other-than-temporary impairment losses recognized in earnings	(128)	(55)	(52)
Sales and other	385	185	112
Valuation and settlements of derivative instruments	10	14	14
Realized capital gains and losses, pre-tax	267	144	74
Income tax expense	(94)	(50)	(28)
Realized capital gains and losses, after-tax	$173	$94	$46

Allstate Life	$1	$4	$(5)
Allstate Benefits	—	1	(1)
Allstate Annuities	172	89	52
Realized capital gains and losses, after-tax	$173	$94	$46
For further discussion of realized capital gains and losses, see the Investments section of the MD&A.
Analysis of costs and expenses  Total costs and expenses decreased 3.3% or $114 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $168 million, total costs and expenses increased $54 million in 2015 compared to 2014, primarily due to higher life and annuity contract benefits, partially offset by lower interest credited to contractholder funds. Total costs and expenses decreased 16.7% or $683 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $475 million, total costs and expenses decreased $208 million in 2014 compared to

2013, primarily due to lower interest credited to contractholder funds, lower operating costs and expenses and lower amortization of DAC, partially offset by higher life and annuity contract benefits.
Life and annuity contract benefits increased 2.2% or $38 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $65 million, life and annuity contract benefits increased $103 million in 2015 compared to 2014, primarily due to unfavorable life insurance mortality experience and growth at Allstate Benefits. Our 2015 annual review of assumptions resulted in a $4 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated retention on guaranteed interest-sensitive life business.
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
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $511 million, $521 million and $527 million in 2015, 2014 and 2013, respectively.
The benefit spread by product group for the years ended December 31 is disclosed in the following table.

($ in millions)	2015	2014	2013
Life insurance	$250	$287	$301
Accident and health insurance	(10)	(8)	(18)
Subtotal — Allstate Life	240	279	283
Life insurance	24	17	21
Accident and health insurance	396	397	356
Subtotal — Allstate Benefits	420	414	377
Allstate Annuities	(80)	(85)	(77)
Total benefit spread	$580	$608	$583
Benefit spread decreased 4.6% or $28 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $(1) million, benefit spread decreased $29 million in 2015 compared to 2014, primarily due to unfavorable life insurance mortality experience, partially offset by higher life insurance premiums.
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
Interest credited to contractholder funds decreased 17.2% or $158 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $90 million, interest credited to contractholder funds decreased 8.2% or $68 million in 2015 compared to 2014, primarily due to lower average contractholder funds and lower interest crediting rates. Interest credited to contractholder funds decreased 28.1% or $359 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $270 million, interest credited to contractholder funds decreased $89 million in 2014 compared to 2013, primarily due to lower average contractholder funds and lower interest crediting rates. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $2 million in 2015 compared to $22 million in 2014 and $24 million in 2013.
In order to analyze the impact of net investment income and interest credited to contractholders on net income, we monitor the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of life and annuity contract benefits on the Consolidated Statements of Operations (“investment spread”).

The investment spread by product group for the years ended December 31 is shown in the following table.

($ in millions)	2015	2014	2013
Life insurance	$130	$93	$93
Accident and health insurance	5	8	14
Net investment income on investments supporting capital	76	110	113
Subtotal — Allstate Life	211	211	220
Life insurance	10	10	12
Accident and health insurance	11	11	11
Net investment income on investments supporting capital	14	15	14
Subtotal — Allstate Benefits	35	36	37
Annuities and institutional products	238	320	342
Net investment income on investments supporting capital	130	146	158
Subtotal — Allstate Annuities	368	466	500
Investment spread before valuation changes on embedded derivatives that are not hedged	614	713	757
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(2)	(22)	(24)
Total investment spread	$612	$691	$733
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 13.9% or $99 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $46 million, investment spread before valuation changes on embedded derivatives that are not hedged decreased $53 million in 2015 compared to 2014, primarily due to lower net investment income, partially offset by lower credited interest. Investment spread before valuation changes on embedded derivatives that are not hedged decreased 5.8% or $44 million in 2014 compared to 2013. Excluding results of the LBL business for the second through fourth quarter of 2013 of $149 million, investment spread before valuation changes on embedded derivatives that are not hedged increased $105 million in 2014 compared to 2013, primarily due to higher limited partnership income, higher fixed income yields and lower crediting rates, partially offset by the continued managed reduction in our spread-based business in force.
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

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Interest-sensitive life insurance	5.2%	5.3%	5.1%	3.9%	3.9%	3.8%	1.3%	1.4%	1.3%
Deferred fixed annuities and institutional products	4.3	4.5	4.5	2.8	2.9	2.9	1.5	1.6	1.6
Immediate fixed annuities with and without life contingencies	7.0	7.3	6.9	5.9	6.0	6.0	1.1	1.3	0.9
Investments supporting capital, traditional life and other products	4.0	4.4	4.0	n/a	n/a	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies for which an investment spread is generated.

($ in millions)	2015	2014	2013
Immediate fixed annuities with life contingencies	$8,714	$8,904	$8,928
Other life contingent contracts and other	3,533	3,476	3,458
Reserve for life-contingent contract benefits	$12,247	$12,380	$12,386

Interest-sensitive life insurance	$7,975	$7,880	$7,777
Deferred fixed annuities	9,748	10,860	12,524
Immediate fixed annuities without life contingencies	3,226	3,450	3,675
Institutional products	85	85	85
Other	261	254	243
Contractholder funds	$21,295	$22,529	$24,304

Liabilities held for sale	$—	$—	$12,839
The following table summarizes reserves and contractholder funds for Allstate Life, Allstate Benefits and Allstate Annuities as of December 31.

($ in millions)	2015	2014	2013
Allstate Life	$2,535	$2,481	$2,509
Allstate Benefits	897	874	855
Allstate Annuities	8,815	9,025	9,022
Reserve for life-contingent contract benefits	$12,247	$12,380	$12,386

Allstate Life	$7,226	$7,130	$7,016
Allstate Benefits	942	929	919
Allstate Annuities	13,127	14,470	16,369
Contractholder funds	$21,295	$22,529	$24,304
Amortization of DAC  The components of amortization of DAC for the years ended December 31 are summarized in the following table.

($ in millions)	2015	2014	2013
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$256	$263	$298
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	5	5	7
Amortization acceleration (deceleration) for changes in assumptions (“DAC unlocking”)	1	(8)	23
Total amortization of DAC	$262	$260	$328

Allstate Life	$133	$140	$223
Allstate Benefits	124	112	102
Allstate Annuities	5	8	3
Total amortization of DAC	$262	$260	$328
______________________________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 0.8% or $2 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $5 million, amortization of DAC increased $7 million in 2015 compared to 2014, primarily due to amortization acceleration for changes in assumptions in 2015 compared to amortization deceleration in 2014.
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
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In 2015, the review resulted in an acceleration of DAC amortization (charge to income) of $1 million related to interest-sensitive life insurance.
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
In 2013, the review resulted in an acceleration of DAC amortization of $23 million. Amortization acceleration of $38 million related to interest-sensitive life insurance and was primarily due to an increase in projected mortality and expenses, partially offset by increased projected investment margins. Amortization deceleration of $12 million related to fixed annuities and was primarily due to an increase in projected investment margins. Amortization deceleration of $3 million related to variable life insurance.
The changes in DAC for the years ended December 31 are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Balance, beginning of year	$753	$711	$905	$991	$47	$45	$1,705	$1,747
Classified as held for sale, beginning balance	—	13	—	700	—	30	—	743
Total, including those classified as held for sale	753	724	905	1,691	47	75	1,705	2,490
Acquisition costs deferred	178	167	107	113	—	—	285	280
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions (1)	(139)	(125)	(111)	(130)	(6)	(8)	(256)	(263)
Amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged (1)	—	—	(6)	(8)	1	3	(5)	(5)
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”) (1)	—	—	(1)	10	—	(2)	(1)	8
Effect of unrealized capital gains and losses (2)	—	—	99	(97)	5	(1)	104	(98)
Sold in LBL disposition	—	(13)	—	(674)	—	(20)	—	(707)
Ending balance	$792	$753	$993	$905	$47	$47	$1,832	$1,705
______________________________

(1)	Included as a component of amortization of DAC on the Consolidated Statements of Operations.

(2)
Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

Operating costs and expenses increased 1.3% or $6 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $8 million, operating costs and expenses increased $14 million in 2015 compared to 2014. Operating costs and expenses decreased 17.5% or $99 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $31 million, operating costs and expenses decreased $68 million in 2014 compared to 2013.
The following table summarizes operating costs and expenses for the years ended December 31.

($ in millions)	2015	2014	2013
Non-deferrable commissions	$95	$99	$103
General and administrative expenses	325	314	398
Taxes and licenses	52	53	64
Total operating costs and expenses	$472	$466	$565

Restructuring and related charges	$—	$2	$7

Allstate Life	$212	$232	$282
Allstate Benefits	222	206	199
Allstate Annuities	38	28	84
Total operating costs and expenses	$472	$466	$565
General and administrative expenses increased 3.5% or $11 million in 2015 compared to 2014, primarily due to increased expenses at Allstate Benefits relating to employee costs, reinsurance expense allowances paid to LBL for business reinsured to Allstate Life Insurance Company (“ALIC”) after the sale, and a guaranty fund accrual release in the prior year period, partially offset by lower technology costs.

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
Reinsurance ceded  In the normal course of business, we seek to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. In addition, Allstate Financial has used reinsurance to effect the disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers. As of December 31, 2015 and 2014, 21% and 23%, respectively, of our face amount of life insurance in force was reinsured. Additionally, we ceded substantially all of the risk associated with our variable annuity business.
Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	Standard & Poor’s financial strength rating (1)	Reinsurance recoverable on paid and unpaid benefits

		2015	2014
Prudential Insurance Company of America	AA-	$1,438	$1,461
RGA Reinsurance Company	AA-	268	262
Swiss Re Life and Health America, Inc.	AA-	153	160
Munich American Reassurance	AA-	103	98
Scottish Re Group	N/A	94	82
Mutual of Omaha Insurance	AA-	85	92
Transamerica Life Group	AA-	83	84
Manulife Insurance Company	AA-	56	57
Triton Insurance Company	N/A	51	53
American Health & Life Insurance Co.	N/A	43	22
Lincoln National Life Insurance	AA-	34	37
Security Life of Denver	A	31	84
General Re Life Corporation	AA+	23	26
SCOR Global Life	AA-	18	17
Paul Revere Life Insurance Company	A	2	116
Other (2)		57	56
Total		$2,539	$2,707
______________________________

(1)	N/A reflects no Standard & Poor’s (“S&P”) rating available.

(2)	As of December 31, 2015 and 2014, the other category includes $47 million and $44 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from S&P.
We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2015.
We enter into certain intercompany reinsurance transactions for the Allstate Financial operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

INVESTMENTS 2015 HIGHLIGHTS

•	Investments totaled $77.76 billion as of December 31, 2015, decreasing from $81.11 billion as of December 31, 2014.

•	Unrealized net capital gains totaled $1.03 billion as of December 31, 2015, decreasing from $3.17 billion as of December 31, 2014.

•	Net investment income was $3.16 billion in 2015, a decrease of 8.8% from $3.46 billion in 2014.

•	Net realized capital gains were $30 million in 2015 compared to $694 million in 2014.
INVESTMENTS
Overview and strategy  The return on our investment portfolios is an important component of our financial results. Investment portfolios are held for the Property-Liability, Allstate Financial and Corporate and Other operations. While taking into consideration the investment portfolio in aggregate, the management of the underlying portfolios is significantly influenced by the nature of each respective business and its corresponding liability profile. For each operation, we identify a strategic asset allocation which considers both the nature of the liabilities and the risk and return characteristics of the various asset classes in which we invest. This allocation is informed by our long-term and market expectations, as well as other considerations such as risk appetite, portfolio diversification, duration, desired liquidity and capital. Within appropriate ranges relative to strategic allocations, tactical allocations are made in consideration of prevailing and potential future market conditions. We manage risks that involve uncertainty related to interest rates, credit spreads, equity returns and currency exchange rates.
The Property-Liability portfolio emphasizes protection of principal and consistent income generation, within a total return framework. This approach has produced competitive returns over the long term and is designed to ensure financial strength and stability for paying claims, while maximizing economic value and surplus growth. Products with lower liquidity needs, such as auto insurance and discontinued lines and coverages, and capital create capacity to invest in less liquid higher yielding fixed income securities and limited partnerships, as well as equity securities. Products with higher liquidity needs, such as homeowners insurance, are invested primarily in high quality liquid fixed income securities.
The Allstate Financial portfolio is comprised of assets chosen to generate returns to support corresponding liabilities, within an asset-liability framework that targets an appropriate return on capital. For longer-term immediate annuity liabilities, we invest primarily in performance-based and other equity investments. For shorter-term annuity and life insurance liabilities, we invest primarily in interest-bearing investments, such as fixed income securities and commercial mortgage loans.
The Corporate and Other portfolio balances unique liquidity needs related to the overall corporate capital structure with the pursuit of returns.
Within each segment, we utilize four high level strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change or assets may move between strategies.
Market-Based Core strategy seeks to deliver predictive earnings aligned to business needs through investments primarily in public fixed income and equity. Private fixed income assets, such as commercial mortgages, bank loans and privately placed debt are also included in this category. As of December 31, 2015, 83% of the portfolio follows this strategy with 86% in fixed income securities and mortgage loans and 7% in equity securities, including $1 billion of equity securities that we may not hold for a period of time sufficient to recover unrealized losses.
Market-Based Active strategy seeks to outperform within the public markets through tactical positioning and by taking advantage of short-term opportunities. This strategy may generate results that meaningfully deviate from those achieved by market indices, both favorably and unfavorably. The portfolio primarily includes public fixed income and equity. As of December 31, 2015, 10% of the portfolio follows this strategy with 82% in fixed income securities and 9% in equity securities, including $728 million of equity securities that we may not hold for a period of time sufficient to recover unrealized losses.
Performance-Based Long-Term (“PBLT”) strategy seeks to deliver attractive risk-adjusted returns over a longer horizon. The achieved return is a function of both general market conditions and the performance of the underlying assets or businesses. The portfolio, which primarily includes private equity, real estate, infrastructure, timber and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and may offer the potential to add value through transformation at the company or property level. As of December 31, 2015, 7% of the portfolio follows this strategy with 89% in limited partnership interests.
Performance-Based Opportunistic strategy seeks to earn attractive returns by making investments that involve asset dislocations or special situations, often in private markets. The portfolio primarily includes distressed and event driven assets primarily in fixed income and equity.

Investments outlook
The FOMC raised the federal funds target rate in December 2015 for the first time since December 2008, and in January 2016, the FOMC left the rate unchanged. We anticipate that interest rates will continue to increase but remain below historic averages for an extended period of time and that financial markets will continue to have periods of high volatility and less liquidity. Invested assets and income are expected to decline in line with reductions in contractholder funds for the Allstate Financial segment. Additionally, investment income will decline as a result of maturity profile shortening in 2015 to reduce the risk of rising interest rates in Allstate Financial and as we continue to invest and reinvest investment proceeds at market yields that are below the current portfolio yield. We plan to focus on the following priorities:

•
Expanding our capabilities in performance-based investing to increase portfolio returns and capital creation and taking advantage of increased market volatility through higher allocation to market-based active strategies.

•
Continue to shift the portfolio mix to include more performance-based investments, primarily private equity, real estate, infrastructure, timber and agriculture-related assets. A greater proportion of the return on these investments is derived from idiosyncratic asset or operating performance. While we anticipate higher returns on these investments over time, the investment income can vary significantly between periods.

•	Investing for the specific needs and characteristics of Allstate’s businesses, including its corresponding liability profile.
Portfolio composition by reporting segment  The composition of the investment portfolios by reporting segment as of December 31, 2015 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$29,732	77.3%	$26,038	70.8%	$2,178	87.6%	$57,948	74.5%
Equity securities (2)	3,480	9.0	1,599	4.4	3	0.1	5,082	6.5
Mortgage loans	296	0.8	4,042	11.0	—	—	4,338	5.6
Limited partnership interests (3)	2,575	6.7	2,295	6.2	4	0.2	4,874	6.3
Short-term investments (4)	959	2.5	861	2.3	302	12.1	2,122	2.7
Other	1,437	3.7	1,957	5.3	—	—	3,394	4.4
Total	$38,479	100.0%	$36,792	100.0%	$2,487	100.0%	$77,758	100.0%
______________________________

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $29.89 billion, $25.15 billion, $2.16 billion and $57.20 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $3.24 billion, $1.57 billion, $3 million and $4.81 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.28 billion, $1.27 billion and $2.55 billion for Property-Liability, Allstate Financial and in Total, respectively.

(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $959 million, $861 million, $302 million and $2.12 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(5)	Balances reflect the elimination of related party investments between segments.
Investments totaled $77.76 billion as of December 31, 2015, decreasing from $81.11 billion as of December 31, 2014, primarily due to common share repurchases, a decline in fixed income valuations resulting from widening credit spreads and an increase in risk-free interest rates, net reductions in contractholder funds, dividends paid to shareholders and a decline in equity valuations.
The Property-Liability investment portfolio totaled $38.48 billion as of December 31, 2015, decreasing from $39.08 billion as of December 31, 2014, primarily due to dividends paid by Allstate Insurance Company (“AIC”) to The Allstate Corporation (the “Corporation”) and a decline in fixed income and equity valuations, partially offset by positive operating cash flows.
The Allstate Financial investment portfolio totaled $36.79 billion as of December 31, 2015, decreasing from $38.81 billion as of December 31, 2014, primarily due to a decline in fixed income valuations, net reductions in contractholder funds and dividends paid by ALIC to AIC.
The Corporate and Other investment portfolio totaled $2.49 billion as of December 31, 2015, decreasing from $3.22 billion as of December 31, 2014, primarily due to common share repurchases and dividends paid to shareholders, partially offset by dividends paid by AIC to the Corporation.

Portfolio composition by investment strategy  The following table presents the investment portfolio by strategy as of December 31, 2015.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based Long-Term	Performance-Based Opportunistic
Fixed income securities	$57,948	$51,175	$6,691	$47	$35
Equity securities	5,082	4,210	764	77	31
Mortgage loans	4,338	4,338	—	—	—
Limited partnership interests	4,874	364	—	4,510	—
Short-term investments	2,122	1,631	491	—	—
Other	3,394	2,783	183	415	13
Total	$77,758	$64,501	$8,129	$5,049	$79
% of total		83%	10%	7%	—

Property-Liability	$38,479	$28,525	$7,137	$2,764	$53
% of Property-Liability		74%	19%	7%	—%
Allstate Financial	$36,792	$33,490	$992	$2,284	$26
% of Allstate Financial		91%	3%	6%	—%
Corporate & Other	$2,487	$2,486	$—	$1	$—
% of Corporate & Other		100%	—%	—%	—%
During 2015, strategic actions focused on optimizing portfolio yield, return and risk in the low interest rate environment. In the Property-Liability portfolio, we maintained the shorter maturity profile of our fixed income securities established in 2013. In the Allstate Financial portfolio, we reduced the portfolio’s maturity profile and invested proceeds from the sale of longer duration fixed income securities in shorter duration fixed income securities and public equity securities. These actions have reduced our exposure to rising interest rates. We continue increasing our performance-based investments in both the Property-Liability and Allstate Financial portfolios, consistent with our ongoing strategy to have a greater proportion of ownership of assets and equity investments. In Allstate Financial’s portfolio, performance-based and other equity investments will continue to be allocated primarily to the longer-term immediate annuity liabilities to improve returns on those products. Shorter-term annuity and life insurance liabilities will continue to be invested primarily in interest-bearing investments, such as fixed income securities and commercial mortgage loans.
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of December 31, 2015	Percent to total investments	Fair value as of December 31, 2014	Percent to total investments
U.S. government and agencies	$3,922	5.0%	$4,328	5.3%
Municipal	7,401	9.5	8,497	10.5
Corporate	41,827	53.8	42,144	52.0
Foreign government	1,033	1.4	1,645	2.0
ABS	2,327	3.0	3,978	4.9
RMBS	947	1.2	1,207	1.5
CMBS	466	0.6	615	0.8
Redeemable preferred stock	25	—	26	—
Total fixed income securities	$57,948	74.5%	$62,440	77.0%
As of December 31, 2015, 85.1% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners (“NAIC”), and/or are internally rated. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by investment grade and below investment grade classifications as of December 31, 2015.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,922	$86	$—	$—	$3,922	$86
Municipal
Tax exempt	4,829	90	45	(4)	4,874	86
Taxable	2,461	275	66	8	2,527	283
Corporate
Public	25,631	285	4,771	(251)	30,402	34
Privately placed	8,673	253	2,752	(134)	11,425	119
Foreign government	1,027	50	6	—	1,033	50
ABS
Collateralized debt obligations (“CDO”)	709	(14)	68	(21)	777	(35)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,530	2	20	1	1,550	3
RMBS
U.S. government sponsored entities (“U.S. Agency”)	199	7	—	—	199	7
Non-agency	68	1	680	82	748	83
CMBS	235	6	231	22	466	28
Redeemable preferred stock	25	3	—	—	25	3
Total fixed income securities	$49,309	$1,044	$8,639	$(297)	$57,948	$747
Municipal bonds, including tax exempt and taxable securities, totaled $7.40 billion as of December 31, 2015 with an unrealized net capital gain of $369 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $414 million of pre-refunded bonds, as of December 31, 2015.

($ in millions) State	State general obligation	Local general obligation	Revenue (1)	Fair value	Amortized cost	Average credit rating
Texas	$18	$337	$289	$644	$591	Aa
New York	10	108	419	537	519	Aa
California	74	185	180	439	394	Aa
Florida	87	36	273	396	380	Aa
Washington	223	2	165	390	376	Aa
Oregon	92	191	59	342	308	Aa
Michigan	153	8	116	277	269	Aa
Pennsylvania	65	48	130	243	237	Aa
Arizona	—	68	155	223	208	A
New Jersey	101	34	87	222	206	A
All others	790	686	1,798	3,274	3,150	Aa
Total	$1,613	$1,703	$3,671	$6,987	$6,638	Aa
______________________________

(1)
The nature of the activities supporting revenue bonds is diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor. We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments. As a result of downgrades in the insurers’ credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor. As of December 31, 2015, 99.6% of our insured municipal bond portfolio is rated investment grade.
Corporate bonds, including publicly traded and privately placed, totaled $41.83 billion as of December 31, 2015, with an unrealized net capital gain of $153 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

Our $11.43 billion portfolio of privately placed securities is diversified by issuer, industry sector and country. The portfolio is made up of 459 issuers. Privately placed corporate obligations may contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after due diligence of the issuer, typically including discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.
Our corporate bonds portfolio includes $7.52 billion of below investment grade bonds, $2.75 billion of which are privately placed. These securities are diversified by issuer and industry sector. The below investment grade corporate bonds portfolio is made up of 291 issuers. We employ fundamental analyses of issuers and sectors along with macro and asset class views to identify investment opportunities. This results in a portfolio with broad exposure to the high yield market, yet with an emphasis on idiosyncratic positions reflective of our views of market conditions and opportunities.
Foreign government securities totaled $1.03 billion as of December 31, 2015, with 99.4% rated investment grade and an unrealized net capital gain of $50 million. Of these securities, 59.8% are in Canadian governmental and provincial securities (53.8% of which are held by our Canadian companies), 22.3% are backed by the U.S. government and the remaining 17.9% are highly diversified in other foreign governments.
ABS, RMBS and CMBS are structured securities that are primarily collateralized by consumer or corporate borrowings and residential and commercial real estate loans. The cash flows from the underlying collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a “class”, qualifies for a specific original rating. For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving principal repayments on the underlying collateral and retains this priority until the class is paid in full. In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full. Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings. The payment priority and class subordination included in these securities serves as credit enhancement for holders of the senior or top portions of the structures. These securities continue to retain the payment priority features that existed at the origination of the securitization trust. Other forms of credit enhancement may include structural features embedded in the securitization trust, such as overcollateralization, excess spread and bond insurance. The underlying collateral may contain fixed interest rates, variable interest rates (such as adjustable rate mortgages), or both fixed and variable rate features.
ABS, including CDO and Consumer and other ABS, totaled $2.33 billion as of December 31, 2015, with 96.2% rated investment grade and an unrealized net capital loss of $32 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $777 million as of December 31, 2015, with 91.2% rated investment grade and an unrealized net capital loss of $35 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $1.55 billion as of December 31, 2015, with 98.7% rated investment grade. Consumer and other ABS consists of $819 million of consumer auto, $497 million of credit card and $234 million of other ABS with unrealized net capital losses of $3 million, unrealized net capital losses of $1 million and unrealized net capital gains of $7 million, respectively.
RMBS totaled $947 million as of December 31, 2015, with 28.2% rated investment grade and an unrealized net capital gain of $90 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $748 million as of December 31, 2015, with 9.1% rated investment grade and an unrealized net capital gain of $83 million.
CMBS totaled $466 million as of December 31, 2015, with 50.4% rated investment grade and an unrealized net capital gain of $28 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. Of the CMBS investments, 95.7% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area. The remainder consists of non-traditional CMBS such as privately placed, small balance transactions.

Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $5.08 billion as of December 31, 2015, with an unrealized net capital gain of $276 million. As of December 31, 2015, equity securities that we may not hold for a period of time sufficient to recover unrealized losses totaled $1.7 billion, which is discussed further in the realized capital gains and losses section.
Mortgage loans, which are primarily held in the Allstate Financial portfolio, totaled $4.34 billion as of December 31, 2015 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the consolidated financial statements.
Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of December 31, 2015.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$982	$172	$—	$1,154
Equity method of accounting (“EMA”)	2,362	994	364	3,720
Total	$3,344	$1,166	$364	$4,874
Number of managers	108	37	12	157
Number of individual investments	199	80	17	296
Largest exposure to single investment	$147	$81	$206	$206
Short-term investments totaled $2.12 billion as of December 31, 2015.
Other investments primarily comprise $1.57 billion of bank loans, $905 million of policy loans, $422 million of agent loans (loans issued to exclusive Allstate agents) and $53 million of derivatives as of December 31, 2015. For further detail on our use of derivatives, see Note 7 of the consolidated financial statements.
Unrealized net capital gains totaled $1.03 billion as of December 31, 2015 compared to $3.17 billion as of December 31, 2014. The decrease for fixed income securities was primarily due to wider credit spreads, an increase in risk-free interest rates and the realization of unrealized net capital gains through sales. The decrease for equity securities was primarily due to negative equity market performance and the realization of unrealized net capital gains through sales, partially offset by the realization of unrealized net capital losses through write-downs.
The following table presents unrealized net capital gains and losses as of December 31.

($ in millions)	2015	2014
U.S. government and agencies	$86	$136
Municipal	369	620
Corporate	153	1,758
Foreign government	50	102
ABS	(32)	7
RMBS	90	99
CMBS	28	42
Redeemable preferred stock	3	4
Fixed income securities	747	2,768
Equity securities	276	412
Derivatives	6	(2)
EMA limited partnerships	(4)	(5)
Unrealized net capital gains and losses, pre-tax	$1,025	$3,173
We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired. The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security. Inherent in our evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-

term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost. All investments in an unrealized loss position as of December 31, 2015 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.
The unrealized net capital gain for the fixed income portfolio totaled $747 million, comprised of $1.71 billion of gross unrealized gains and $960 million of gross unrealized losses as of December 31, 2015. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $2.77 billion, comprised of $3.08 billion of gross unrealized gains and $314 million of gross unrealized losses as of December 31, 2014.
Gross unrealized gains and losses on fixed income securities by type and sector as of December 31, 2015 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Energy	$4,549	$52	$(345)	$4,256
Consumer goods (cyclical and non-cyclical)	12,103	210	(119)	12,194
Basic industry	1,880	28	(103)	1,805
Utilities	4,605	323	(64)	4,864
Technology	3,040	37	(57)	3,020
Communications	3,132	64	(57)	3,139
Capital goods	4,023	112	(46)	4,089
Banking	3,462	39	(42)	3,459
Transportation	1,677	73	(27)	1,723
Financial services	2,673	63	(16)	2,720
Other	530	31	(3)	558
Total corporate fixed income portfolio	41,674	1,032	(879)	41,827
U.S. government and agencies	3,836	90	(4)	3,922
Municipal	7,032	389	(20)	7,401
Foreign government	983	50	—	1,033
ABS	2,359	11	(43)	2,327
RMBS	857	100	(10)	947
CMBS	438	32	(4)	466
Redeemable preferred stock	22	3	—	25
Total fixed income securities	$57,201	$1,707	$(960)	$57,948
The consumer goods, utilities, energy and capital goods sectors comprise 29%, 12%, 10% and 10%, respectively, of the carrying value of our corporate fixed income securities portfolio as of December 31, 2015. The energy, consumer goods, basic industry and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2015. In general, the gross unrealized losses are related to widening credit spreads or increasing risk-free interest rates since the time of initial purchase.
Global oil prices have declined significantly since September 30, 2014 and natural gas and other commodity values have also declined significantly in 2015. Among commodity exposed companies, those in the metal and mining sectors have experienced the largest decline in values of their debt. In the fixed income and equity securities tables above and below, oil and natural gas exposure is reflected within the energy sector and metals and mining exposure is reflected within the basic industry sector. Within these sectors, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil, natural gas and commodity prices remain at depressed levels for an extended period or decline further, certain issuers and investments may come under duress and may result in an increase in other-than-temporary impairments.
Corporate fixed income and equity securities with gross unrealized losses that have direct exposure to the energy sector, have an aggregate carrying value of $3.15 billion and gross unrealized losses of $377 million as of December 31, 2015. 83% of the corporate fixed income securities with direct exposure to the energy sector were investment grade as of December 31, 2015. Of the remaining below investment grade fixed income securities with gross unrealized losses that have a direct exposure to the energy sector, $35 million had been in an unrealized loss position for twelve or more consecutive months as of December 31, 2015. Additionally, private equity limited partnership interests with exposure to energy totaled approximately $350 million as of December 31, 2015.

Corporate fixed income and equity securities with gross unrealized losses that have direct exposure to the metals and mining sectors, have an aggregate carrying value of $468 million and gross unrealized losses of $81 million as of December 31, 2015. Approximately 55% of the $437 million of corporate fixed income securities with direct exposure to the metals and mining sectors were investment grade as of December 31, 2015.
The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of December 31, 2015.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government and agencies	$1,874	$(4)	$—	$—	$1,874	$(4)
Municipal	802	(6)	44	(14)	846	(20)
Corporate:
Energy	2,320	(188)	676	(157)	2,996	(345)
Consumer goods (cyclical and non-cyclical)	4,028	(43)	1,657	(76)	5,685	(119)
Basic industry	768	(47)	347	(56)	1,115	(103)
Utilities	1,004	(30)	257	(34)	1,261	(64)
Technology	989	(23)	500	(34)	1,489	(57)
Communications	702	(11)	859	(46)	1,561	(57)
Capital goods	1,065	(26)	562	(20)	1,627	(46)
Banking	1,528	(34)	43	(8)	1,571	(42)
Transportation	520	(22)	71	(5)	591	(27)
Financial services	735	(7)	265	(9)	1,000	(16)
Other	43	(3)	—	—	43	(3)
Total corporate fixed income portfolio	13,702	(434)	5,237	(445)	18,939	(879)
Foreign government	42	—	2	—	44	—
ABS	1,984	(22)	73	(21)	2,057	(43)
RMBS	72	(1)	122	(9)	194	(10)
CMBS	17	—	60	(4)	77	(4)
Total fixed income securities	$18,493	$(467)	$5,538	$(493)	$24,031	$(960)

The following table summarizes the fair value and gross unrealized losses for below investment grade corporate fixed income securities by sector and credit rating as of December 31, 2015.

($ in millions)	Less than 12 months
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Energy	$426	$(72)	$148	$(49)	$3	$(1)	$577	$(122)
Consumer goods (cyclical and non-cyclical)	793	(25)	749	(29)	25	(6)	1,567	(60)
Basic industry	277	(46)	35	(1)	14	(2)	326	(49)
Utilities	95	(10)	123	(18)	17	(1)	235	(29)
Technology	273	(11)	131	(5)	21	(4)	425	(20)
Communications	467	(21)	344	(17)	28	(3)	839	(41)
Capital goods	325	(5)	202	(10)	22	(2)	549	(17)
Banking	5	—	—	—	—	—	5	—
Transportation	21	(1)	50	(4)	—	—	71	(5)
Financial services	240	(6)	10	—	11	(2)	261	(8)
Subtotal	$2,922	$(197)	$1,792	$(133)	$141	$(21)	$4,855	$(351)

	12 months or more
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Energy	$90	$(24)	$9	$(11)	$—	$—	$99	$(35)
Consumer goods (cyclical and non-cyclical)	16	(3)	65	(9)	9	(4)	90	(16)
Basic industry	21	(7)	—	—	—	—	21	(7)
Utilities	8	(2)	1	(1)	13	(2)	22	(5)
Technology	13	(5)	59	(8)	3	(1)	75	(14)
Communications	6	(1)	14	(4)	—	—	20	(5)
Capital goods	—	—	11	(3)	2	—	13	(3)
Banking	38	(8)	—	—	—	—	38	(8)
Financial services	4	(1)	—	—	—	—	4	(1)
Subtotal	$196	$(51)	$159	$(36)	$27	$(7)	$382	$(94)

Total	$3,118	$(248)	$1,951	$(169)	$168	$(28)	$5,237	$(445)
Unrealized losses on below investment grade corporate fixed income securities are primarily related to widening credit spreads or increasing risk-free interest rates since the time of initial purchase. Of the unrealized losses on below investment grade corporate fixed income securities, 21.1% relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of December 31, 2015. Unrealized losses were concentrated in the energy, consumer goods and basic industry sectors.

The unrealized net capital gain for the equity portfolio totaled $276 million, comprised of $415 million of gross unrealized gains and $139 million of gross unrealized losses as of December 31, 2015. This is compared to an unrealized net capital gain for the equity portfolio totaling $412 million, comprised of $467 million of gross unrealized gains and $55 million of gross unrealized losses as of December 31, 2014.
Gross unrealized gains and losses on equity securities by sector as of December 31, 2015 are provided in the table below.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Energy	$255	$12	$(32)	$235
Consumer goods (cyclical and non-cyclical)	1,319	131	(22)	1,428
Banking	352	35	(17)	370
Financial services	822	53	(13)	862
Capital goods	415	25	(13)	427
Basic industry	160	9	(10)	159
Technology	500	58	(10)	548
Communications	259	15	(9)	265
Transportation	74	9	(5)	78
Utilities	114	4	(3)	115
Index-based funds	393	56	(3)	446
Real estate	121	7	(2)	126
Emerging market equity funds	22	1	—	23
Total equity securities	$4,806	$415	$(139)	$5,082
Within the equity portfolio, the unrealized losses were primarily concentrated in the energy, consumer goods and banking sectors. The unrealized losses were company and sector specific.
As of December 31, 2015, we have not made the decision to sell and it is not more likely than not we will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2015, we have the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Net investment income  The following table presents net investment income for the years ended December 31.

($ in millions)	2015	2014	2013
Fixed income securities	$2,218	$2,447	$2,921
Equity securities	110	117	149
Mortgage loans	228	265	372
Limited partnership interests	549	614	541
Short-term investments	9	7	5
Other	192	170	161
Investment income, before expense	3,306	3,620	4,149
Investment expense	(150)	(161)	(206)
Net investment income	$3,156	$3,459	$3,943
Net investment income decreased 8.8% or $303 million in 2015 compared to 2014, after decreasing 12.3% or $484 million in 2014 compared to 2013. The 2015 decrease was primarily due to lower average investment balances including the sale of LBL on April 1, 2014, lower limited partnership income, lower yields due to maturity profile shortening in the Allstate Financial portfolio, and lower prepayment fee income and litigation proceeds, partially offset by an increased allocation to high yield investments and lower investment expenses. Net investment income in 2015 includes $65 million related to prepayment fee income and litigation proceeds compared to $114 million in 2014. These items may vary significantly from period to period and may not recur. The 2014 decrease was primarily due to lower average investment balances relating to the sale of LBL on April 1, 2014, lower fixed income yields and equity dividends, partially offset by higher limited partnership income.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2015	2014	2013
Impairment write-downs	$(195)	$(32)	$(72)
Change in intent write-downs	(221)	(213)	(143)
Net other-than-temporary impairment losses recognized in earnings	(416)	(245)	(215)
Sales and other	470	975	819
Valuation and settlements of derivative instruments	(24)	(36)	(10)
Realized capital gains and losses, pre-tax	30	694	594
Income tax expense	(11)	(243)	(209)
Realized capital gains and losses, after-tax	$19	$451	$385
Impairment write-downs, which include changes in the mortgage loan valuation allowance, for the years ended December 31 are presented in the following table.

($ in millions)	2015	2014	2013
Fixed income securities	$(75)	$(24)	$(49)
Equity securities	(59)	(6)	(12)
Mortgage loans	4	5	11
Limited partnership interests	(51)	(7)	(18)
Other investments	(14)	—	(4)
Impairment write-downs	$(195)	$(32)	$(72)
Impairment write-downs on fixed income securities in 2015 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances including exposure to oil and natural gas, defaulted special assessment municipal bonds, and collateralized loan obligations that experienced deterioration in expected cash flows. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to two investments that have been impacted by the decline in natural gas prices. Impairment write-downs in the above table include $97 million and $18 million of investments with exposure to the energy sector and metals and mining exposure in the basic industry sector, respectively.
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
Change in intent write-downs totaled $221 million, $213 million and $143 million in 2015, 2014 and 2013, respectively. The change in intent write-downs in 2015 reflect market volatility and our preference to maintain flexibility to reposition the portfolio, as well as a higher allocation to our market-based active strategy. Change in intent losses are primarily related to equity securities that we may not hold for a period of time sufficient to recover unrealized losses. As of December 31, 2015, these holdings totaled $1.7 billion and we recognized change in intent write-downs of $215 million in 2015. Unrealized gains reflect certain of our previously written-down equity securities which recovered in value. The change in intent write-downs in 2014 and 2013 were primarily related to the repositioning and ongoing portfolio management of our equity securities. For certain equity securities managed by third parties, we do not retain decision making authority as it pertains to selling securities that are in an unrealized loss position and therefore we recognize any unrealized loss at the end of the period through a charge to earnings. As of December 31, 2015, these holdings totaled $47 million and we recognized change in intent write-downs of $6 million in 2015.

Sales and other generated $470 million, $975 million and $819 million of net realized capital gains in 2015, 2014 and 2013, respectively. Sales and other in 2015 included sales of longer duration fixed income securities in connection with the maturity profile shortening in Allstate Financial and equity securities in connection with ongoing portfolio management, as well as losses from valuation changes in public securities held in certain limited partnerships. Sales and other in 2014 primarily related to equity and fixed income securities in connection with ongoing portfolio management. Sales and other in 2013 primarily related to equity securities in connection with portfolio repositioning and ongoing portfolio management and municipal and corporate fixed income securities in conjunction with reducing our exposure to interest rate risk in the Property-Liability portfolio.
Valuation and settlements of derivative instruments generated net realized capital losses of $24 million, $36 million and $10 million in 2015, 2014, and 2013, respectively. The net realized capital losses in 2015 primarily comprised losses on foreign currency contracts due to the weakening of the Canadian Dollar. The net realized capital losses in 2014 primarily comprised losses on equity futures used for risk management due to increases in equity indices and losses on foreign currency contracts due to the weakening of the Canadian dollar. The net realized capital losses in 2013 primarily comprised losses on equity futures used for risk management due to increases in equity indices and losses on credit default swaps due to the tightening of credit spreads on the underlying credit names.
Performance-based long-term investments primarily include private equity, real estate, infrastructure, timber and agriculture-related assets and are materially reflected through our limited partnership investments.
The following table presents investment income and realized capital gains and losses for PBLT investments for the years ended December 31.

($ in millions)	Investment income		Realized capital gains and losses
	2015	2014	2015	2014
Limited partnerships
Private equity	$402	$391	$(46)	$(40)
Real estate	158	211	(4)	53
Timber and agriculture-related	(1)	—	—	—
PBLT - limited partnerships (1)	559	602	(50)	13

Other
Private equity	1	—	6	—
Real estate	22	14	(3)	7
Timber and agriculture-related	7	9	1	—
PBLT - other	30	23	4	7

Total
Private equity	403	391	(40)	(40)
Real estate	180	225	(7)	60
Timber and agriculture-related	6	9	1	—
Total PBLT	$589	$625	$(46)	$20

Asset level operating expenses (2)	$(19)	$(14)
______________________________

(1)
Other limited partnership interests are located in the market-based core investing strategy and are not included in the performance-based long-term table above. Investment income was $(10) million and $12 million and realized capital gains and losses were $(43) million and zero in 2015 and 2014, respectively, for these limited partnership interests.

(2)	Asset level operating expenses are netted against income for directly held real estate, timber and other consolidated investments for purposes of the pre-tax yield calculations.
PBLT investments produced investment income of $589 million in 2015 compared to $625 million in 2014. The decrease primarily related to lower income on real estate investments due to modest returns compared to significant returns in 2014. Partially offsetting the decrease was higher income on private equity investments due to net returns from the diversified portfolio along with strong distributions as acquirer access to financing and an active global merger and acquisition market facilitated the sales of underlying investments, which more than offset a decline in valuations of investments with exposure to the energy sector.
Realized capital losses on PBLT investments in 2015 were $46 million compared to realized capital gains of $20 million in 2014. Included in 2015 were impairment write-downs primarily related to two energy related investments that have been impacted by a decline in natural gas prices.
Economic conditions and equity market performance are reflected in PBLT investment results and we continue to expect this income to vary significantly between periods.

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
Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities. Subsidiaries that conduct investment activities follow policies that have been approved by their respective boards of directors. These investment policies specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements of the subsidiary. Executive oversight of investment activities is conducted primarily through subsidiaries’ boards of directors and investment committees. For Allstate Financial, its asset-liability management (“ALM”) policies further define the overall framework for managing market and investment risks. ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns for Allstate Financial while factoring in future expected cash requirements to repay liabilities. Allstate Financial ALM activities follow asset-liability policies that have been approved by their respective boards of directors. These ALM policies specify limits, ranges and/or targets for investments that best meet Allstate Financial’s business objectives in light of its product liabilities.
We use quantitative and qualitative market-based approaches to measure, monitor and manage market risk. We evaluate our exposure to market risk through the use of multiple measures including but not limited to duration, value-at-risk, scenario analysis and sensitivity analysis. Duration measures the price sensitivity of assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by 5%. Value-at-risk is a statistical estimate of the probability that the change in fair value of a portfolio will exceed a certain amount over a given time horizon. Scenario analysis estimates the potential changes in the fair value of a portfolio that could occur under different hypothetical market conditions defined by changes to multiple market risk factors: interest rates, credit spreads, equity prices or currency exchange rates. Sensitivity analysis estimates the potential changes in the fair value of a portfolio that could occur under different hypothetical shocks to a market risk factor. In general, we establish investment portfolio asset allocation and market risk limits for the Property-Liability and Allstate Financial businesses based upon a combination of duration, value-at-risk, scenario analysis and sensitivity analysis. The asset allocation limits place restrictions on the total funds that may be invested within an asset class. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies. For Allstate Financial, this day-to-day management is integrated with and informed by the activities of the ALM organization. This integration is intended to result in a prudent, methodical and effective adjudication of market risk and return, conditioned by the unique demands and dynamics of Allstate Financial’s product liabilities and supported by the continuous application of advanced risk technology and analytics.
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
As of December 31, 2015, the difference between our asset and liability duration was a (1.25) gap compared to a (1.26) gap as of December 31, 2014. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets, while a positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities. The Property-Liability segment generally maintains a positive duration gap between its assets and liabilities due to the relatively short duration of auto and homeowners claims, which are its primary liabilities. The Allstate Financial segment may have a positive or negative duration gap, as the duration of its assets and liabilities vary with its product mix and investing activity. As of December 31, 2015, Property-Liability had a positive duration gap while Allstate Financial had a negative duration gap.
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
Based upon the information and assumptions used in the duration calculation, and interest rates in effect as of December 31, 2015, we estimate that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would increase the net fair value of the assets and liabilities by $963 million, compared to an increase of $991 million as of December 31, 2014, reflecting year to year changes in duration and the amount of assets and liabilities. The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. The estimate excludes the traditional and interest-sensitive life insurance products that are not considered financial instruments and the $9.86 billion of assets supporting them and the associated liabilities. The $9.86 billion of assets excluded from the calculation decreased from $9.91 billion as of December 31, 2014. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $558 million compared to a decrease of $583 million as of December 31, 2014.
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
Credit spread risk is the risk that we will incur a loss due to adverse changes in credit spreads (“spreads”). Credit spread is the additional yield on fixed income securities and loans above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. The magnitude of the spread will depend on the likelihood that a particular issuer will default (“credit risk”). This risk arises from many of our primary activities, as we invest substantial funds in spread-sensitive fixed income assets.
We manage the spread risk in our assets. One of the measures used to quantify this exposure is spread duration. Spread duration measures the price sensitivity of the assets to changes in spreads. For example, if spreads increase 100 basis points, the fair value of an asset exhibiting a spread duration of 5 is expected to decrease in value by 5%.
Spread duration is calculated similarly to interest rate duration. As of December 31, 2015, the spread duration of Property-Liability assets was 3.38, compared to 3.24 as of December 31, 2014, and the spread duration of Allstate Financial assets was 4.91, compared to 5.81 as of December 31, 2014. Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect as of December 31, 2015, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings (“spread shock”) would decrease the net fair value of the assets by $2.52 billion compared to $2.91 billion as of December 31, 2014. Reflected in the duration calculation are the effects of our tactical actions that use credit default swaps to manage spread risk. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. As of December 31, 2015, we held $4.98 billion in common stocks and exchange traded and mutual funds and $4.98 billion in other securities with equity risk (including primarily limited partnership interests and non-redeemable preferred securities), compared to $3.99 billion and $4.64 billion, respectively, as of December 31, 2014. 68.3% of the common stocks and exchange traded and mutual funds and 53.4% of the other securities with equity risk are in Property-Liability as of December 31, 2015, compared to 74.8% and 55.8%, respectively, as of December 31, 2014.
As of December 31, 2015, our portfolio of common stocks and other securities with equity risk had a cash market portfolio beta of 1.17, compared to a beta of 1.21 as of December 31, 2014. Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the Standard & Poor’s 500 Composite Price Index (“S&P 500”). Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 11.7%, respectively. Based upon the information and assumptions we used to calculate beta as of December 31, 2015, we estimate that an immediate increase or decrease in the S&P 500 of 10% would increase or decrease the net fair value of our equity investments by $1.17 billion, compared to $1.05 billion as of December 31, 2014. The selection of a 10% immediate increase or decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
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
As of December 31, 2015 and 2014, we had separate account assets related to variable annuity and variable life contracts with account values totaling $3.66 billion and $4.40 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2015 and 2014 were $40 million and $47 million, respectively. Separate account liabilities related to variable life contracts were $69 million and $77 million as of December 31, 2015 and 2014, respectively.
As of December 31, 2015 and 2014 we had $1.42 billion and $1.49 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits.
Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including common stocks, limited partnership interests, and our Canadian, Northern Ireland and Indian operations. We also have investments in certain fixed income securities and emerging market fixed income funds that are denominated in foreign currencies; however, derivatives are used to hedge approximately 87% of this foreign currency risk.
As of December 31, 2015, we had $1.97 billion in foreign currency denominated equity investments, $780 million net investment in our foreign subsidiaries, primarily related to our Canadian operations, and $17 million in unhedged non-dollar fixed income securities. These amounts were $1.35 billion, $843 million, and $283 million respectively, as of December 31, 2014. 71% of the foreign currency exposure is in the Property-Liability business.
Based upon the information and assumptions used as of December 31, 2015, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $278 million, compared with an estimated $235 million decrease as of December 31, 2014. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
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

PENSION AND OTHER POSTRETIREMENT PLANS
We have defined benefit pension plans, which cover most full-time, certain part-time employees and employee-agents. Benefits are based primarily on a cash balance formula, however certain participants have a significant portion of their benefits attributable to a former final average pay formula. 92% of the projected benefit obligation of our primary qualified employee plan is related to the former final average pay formula. See Note 17 of the consolidated financial statements for a complete discussion of these plans and their effect on the consolidated financial statements. The pension and other postretirement plans may be amended or terminated at any time. Any revisions could result in significant changes to our obligations and our obligation to fund the plans.
We report unrecognized pension and other postretirement benefit cost in the Consolidated Statements of Financial Position as a component of accumulated other comprehensive income in shareholders’ equity. It represents the after-tax differences between the fair value of plan assets and the projected benefit obligation (“PBO”) for pension plans and the accumulated postretirement benefit obligation for other postretirement plans that have not yet been recognized as a component of net periodic cost. As of December 31, 2015, unrecognized pension and other postretirement benefit cost totaled $1.32 billion comprising $1.52 billion of unrecognized costs related to pension benefits and a $209 million gain related to other postretirement benefits. The unrecognized pension and other postretirement benefit cost decreased by $48 million as of December 31, 2015 from $1.36 billion as of December 31, 2014. The measurement of the unrecognized pension and other postretirement benefit cost can vary based upon the fluctuations in the fair value of plan assets and the actuarial assumptions used for the plans as discussed below. The reduction in the unrecognized pension and other postretirement benefit cost is primarily related to actuarial assumptions and census data updates, including increases in the discount rate assumptions, partially offset by lump sum payments at discount rates lower than actuarial assumptions and asset returns that were less than expected.
The components of net periodic pension cost for all pension plans for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Service cost	$114	$96	$140
Interest cost	258	262	265
Expected return on plan assets	(424)	(398)	(394)
Amortization of:
Prior service credit	(56)	(58)	(28)
Net actuarial loss	190	127	235
Settlement loss	31	54	277
Net periodic cost	$113	$83	$495
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
When the actual return on plan assets exceeds the expected return on plan assets it reduces the net actuarial loss; when the expected return exceeds the actual return it increases the net actuarial loss. It is recorded in accumulated other comprehensive income as unrecognized pension benefit cost and may be amortized. The market-related value adjustment represents the current difference between actual returns and expected returns on equity securities and hedge fund limited partnerships recognized over a five year period. The market-related value adjustment is a deferred net loss of $139 million as of December 31, 2015. The expected return on plan assets fluctuates when the market-related value of plan assets changes and when the expected long-term rate of return on plan assets assumption changes.
Amortization of net actuarial loss in pension cost is recorded when the net actuarial loss excluding the unamortized market-related value adjustment exceeds 10% of the greater of the PBO or the market-related value of plan assets. The amount of amortization is equal to the excess divided by the average remaining service period for active employees for each plan, which approximates 10 years for Allstate’s largest plan. As a result, the effect of changes in the PBO due to changes in the discount rate and changes in the fair value of plan assets may be experienced in our net periodic pension cost in periods subsequent to those in which the fluctuations actually occur.

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
An increase in the discount rate decreased the net actuarial loss by $465 million in 2015, a decrease in the discount rate increased the net actuarial loss by $576 million in 2014, and an increase in the discount rate decreased the net actuarial loss by $593 million in 2013. The difference between actual and expected returns on plan assets increased the net actuarial loss by $466 million in 2015 and decreased the loss by $144 million and $172 million in 2014, and 2013, respectively.
Settlement charges are non-cash charges that accelerate the recognition of unrecognized pension benefit cost, that would have been incurred in subsequent periods, when plan payments, primarily lump sums from qualified pension plans, exceed a threshold of service and interest cost for the period. The value of lump sums paid in 2015 were higher than 2014, in the primary employee plan, but did not exceed the settlement charge threshold. The value of lump sums paid in 2014 were lower as fewer employees retired than in 2013. The value of lump sums paid to employees electing retirement in 2013 was elevated due to historically low interest rates. Voluntary retirement activity during the fourth quarter of 2013 was almost five times the typical level.
Net periodic pension cost in 2016 is estimated to be $150 million including expected settlement charges of $31 million primarily for agent lump sum payments. Expected returns on plan assets and amortization of prior service credits partially offset the other components of pension cost. The increase is primarily due to higher interest costs as a result of increases in discount rates. Pension expense is reported consistent with other types of employee compensation and as a result is included in claims expense, operating costs and expenses and investment expense. Net periodic pension cost increased in 2015 to $113 million compared to $83 million in 2014 due to higher amortization of net actuarial loss offset by a higher expected return on assets. Net periodic pension cost decreased in 2014 to $83 million compared to $495 million in 2013 due to a decrease in service cost from the new benefit formula, a decrease in the amortization expense for the prior year’s net actuarial losses which decreased due to a higher discount rate used to value the pension plan and lower settlement charges from fewer lump sum payments. In 2015, 2014 and 2013, net pension cost included non-cash settlement charges resulting from lump sum distributions. Settlement charges are likely to continue for some period in the future as we settle our remaining agent pension obligations by making lump sum distributions to agents. The settlement charge threshold for our primary employee plan is lower beginning in 2014 due to the new benefit formula and low interest rates and as a result a lower amount of lump sum benefits may trigger settlement charges in the future. If interest rates increase in 2016, there may be an increase in employees electing retirement, which could trigger settlement charges in 2016.
We anticipate that the net actuarial loss for our pension plans will exceed 10% of the greater of the PBO or the market-related value of assets in 2016 and into the foreseeable future, resulting in additional amortization and net periodic pension cost. The net actuarial loss will be amortized over the remaining service life of active employees (approximately 10 years) or will reverse with increases in the discount rate or better than expected returns on plan assets.
Amounts recorded for net periodic pension cost and accumulated other comprehensive income are significantly affected by changes in the assumptions used to determine the discount rate and the expected long-term rate of return on plan assets. The discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from non-callable bonds and bonds with a make-whole provision available in the Bloomberg corporate bond universe having ratings of at least “AA” by S&P or at least “Aa” by Moody’s on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the credit spreads, yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost and accumulated other comprehensive income.
Holding other assumptions constant, a hypothetical decrease of 100 basis points in the discount rate would result in an increase of $33 million, pre-tax, in net periodic pension cost and a $426 million after-tax, increase in the unrecognized pension cost liability recorded as accumulated other comprehensive income as of December 31, 2015, compared to an increase of $31 million, pre-tax, in net periodic pension cost and a $444 million, after-tax, increase in the unrecognized pension cost liability as of December 31, 2014. A hypothetical increase of 100 basis points in the discount rate would decrease net periodic pension cost by $30 million, pre-tax, and would decrease the unrecognized pension cost liability recorded as accumulated other comprehensive income by $360 million, after-tax, as of December 31, 2015, compared to a decrease in net periodic pension cost of $29 million, pre-tax, and a $377 million, after-tax, decrease in the unrecognized pension cost liability recorded as accumulated other comprehensive income as of December 31, 2014. This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses.

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
Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $54 million in pension cost as of December 31, 2015, compared to $57 million as of December 31, 2014. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $54 million as of December 31, 2015, compared to $57 million as of December 31, 2014.
The primary qualified plans have unrealized net gains as of December 31, 2015 of $219 million, a decrease of $291 million from the prior year. $283 million of unrealized gains are related to equity securities as of December 31, 2015 compared to $413 million as of December 31, 2014. During 2015, the two primary qualified plans realized capital gains of $138 million. Given the Plan’s exposure to an increase in interest rates, the plans continue to maintain a shortened duration in the fixed income portfolio.
We target funding levels in accordance with regulations under the Internal Revenue Code (“IRC”) and generally accepted actuarial principles. Our funding levels were within our targeted range as of December 31, 2015. In 2015, we contributed $125 million to our pension plans. We expect to contribute $129 million for the 2016 fiscal year to maintain the plans’ funded status. This estimate could change significantly following either an improvement or decline in investment markets.
Participating subsidiaries fund the Plans’ contributions under our master services cost sharing agreement. In addition, as a result of joint and several pension liability rules under the IRC and the Employee Retirement Income Security Act of 1974, as amended, many liabilities that arise in connection with pension plans are joint and several across all members of a controlled group of entities.
GOODWILL
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $823 million and $396 million as of December 31, 2015 for the Allstate Protection segment and the Allstate Financial segment, respectively. Our reporting units are equivalent to our reporting segments, Allstate Protection and Allstate Financial. Goodwill is allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination.
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
To estimate the fair value of our reporting units for our annual impairment test, we initially utilize a stock price and market capitalization analysis and apportion the value between our reporting units using peer company price to book multiples. If the stock price and market capitalization analysis does not result in the fair value of the reporting unit exceeding its carrying value, we may also utilize a peer company price to earnings multiples analysis and/or a discounted cash flow analysis to supplement the stock price and market capitalization analysis. If a combination of valuation techniques are utilized, the analyses would be weighted based on management’s judgment of their relevance given current facts and circumstances.
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
During fourth quarter 2015, we completed our annual goodwill impairment test using information as of September 30, 2015. The stock price and market capitalization analysis resulted in the fair value of our reporting units exceeding their respective carrying values. The results of this analysis are supported by the operating performance of the individual reporting units as well as their respective industry sector’s performance. Goodwill impairment evaluations indicated no impairment as of December 31, 2015 and no reporting unit was at risk of having its carrying value including goodwill exceed its fair value.
CAPITAL RESOURCES AND LIQUIDITY 2015 HIGHLIGHTS

•	Shareholders’ equity as of December 31, 2015 was $20.03 billion, a decrease of 10.2% from $22.30 billion as of December 31, 2014.

•
On January 2, 2015, April 1, 2015, July 1, 2015 and October 1, 2015, we paid common shareholder dividends of $0.28, $0.30, $0.30 and $0.30, respectively. On November 19, 2015, we declared a common shareholder dividend of $0.30 payable on January 4, 2016. On February 12, 2016, we declared a common shareholder dividend of $0.33 payable on April 1, 2016.

•
In 2015, we returned $3.3 billion to shareholders through a combination of common stock dividends and repurchasing 10.2% of our beginning-of-year-outstanding shares. As of December 31, 2015, there was $532 million remaining on the $3 billion common share repurchase program.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources as of December 31.

($ in millions)	2015	2014	2013
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$20,780	$21,743	$20,434
Accumulated other comprehensive (loss) income	(755)	561	1,046
Total shareholders’ equity	20,025	22,304	21,480
Debt (1)	5,124	5,140	6,141
Total capital resources	$25,149	$27,444	$27,621

Ratio of debt to shareholders’ equity	25.6%	23.0%	28.6%
Ratio of debt to capital resources	20.4%	18.7%	22.2%
______________________________

(1)	Due to the adoption of new accounting guidance related to the presentation of debt issuance costs, long-term debt is reported net of debt issuance costs. All prior periods have been adjusted.
Shareholders’ equity decreased in 2015, primarily due to common share repurchases, decreased unrealized net capital gains on investments and dividends paid to shareholders, partially offset by net income. In 2015, we paid dividends of $483 million and $116 million related to our common and preferred shares, respectively. Shareholders’ equity increased in 2014, primarily due to net income, the issuance of preferred stock and increased unrealized net capital gains on investments, partially offset by common share repurchases, an increase in the unrecognized pension and other postretirement benefit cost and dividends paid to shareholders.
Debt  In May 2015, Federal Home Loan Bank advances of $8 million were repaid. In August 2015, we repurchased principal amounts of $11 million of Junior Subordinated Debentures. We have no debt maturities until 2018. As of December 31, 2015 and 2014, there were no outstanding commercial paper borrowings. For further information on outstanding debt, see Note 12 of the consolidated financial statements.
Capital resources comprise an increased mix of preferred stock and subordinated debt due to issuances in 2013 and 2014 and the completion of a tender offer to repurchase debt in 2013. As of December 31, 2015, capital resources includes $1.75 billion or 7.0% of preferred stock and $2.04 billion or 8.1% of subordinated debt, a total of 15.1% compared to 13.8% as of December 31, 2014 and 10.2% as of December 31, 2013. These resources increase our strategic flexibility by decreasing our debt to shareholders’ equity ratio, which is one determinant of borrowing capacity.
Common share repurchases  In March 2015, we commenced a $3 billion common share repurchase program that is expected to be completed by July 2016. As of December 31, 2015, there was $532 million remaining on the common share repurchase program. In February 2015, we completed a $2.5 billion common share repurchase program that commenced in February 2014. During 2015, we repurchased 42.8 million common shares for $2.80 billion in the market.

Since 1995, we have acquired 645 million shares of our common stock at a cost of $28.23 billion, primarily as part of various stock repurchase programs. We have reissued 127 million common shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities. Since 1995, total common shares outstanding has decreased by 518 million shares or 57.6%, primarily due to our repurchase programs.
Financial ratings and strength  The following table summarizes our senior long-term debt, commercial paper and insurance financial strength ratings as of December 31, 2015.

	Moody’s	Standard & Poor’s	A.M. Best
The Allstate Corporation (debt)	A3	A-	a-
The Allstate Corporation (short-term issuer)	P-2	A-1	AMB-1
Allstate Insurance Company (insurance financial strength)	Aa3	AA-	A+
Allstate Life Insurance Company (insurance financial strength)	A1	A+	A+
Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. The preferred stock and subordinated debentures are viewed as having a common equity component by certain rating agencies and are given equity credit up to a pre-determined limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock.
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
We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. In February 2015, A.M. Best affirmed the Allstate New Jersey Insurance Company, which writes auto and homeowners insurance, rating of A-. The outlook for this rating is stable. Allstate New Jersey Insurance Company also has a Financial Stability Rating® of A” from Demotech, which was affirmed in October 2015. In July 2015, A.M. Best affirmed the Castle Key Insurance Company, which underwrites personal lines property insurance in Florida, rating of B-. The outlook for the rating was revised to stable from negative. Castle Key Insurance Company also has a Financial Stability Rating® of A’ from Demotech, which was affirmed in October 2015.
Beginning in 2015, Allstate Financial uses a separately capitalized subsidiary, Allstate Assurance Company (“AAC”), to write certain life insurance business sold by Allstate exclusive agencies and exclusive financial specialists. As AAC launched its products throughout the nation, LBL ceased writing that type of new business for Allstate Financial. LBL life business sold through the Allstate agency channel and all LBL payout annuity business continues to be reinsured and serviced by ALIC. AAC has a financial strength rating of A from A.M. Best and A1 by Moody’s as of December 31, 2015.
ALIC, AIC, AAC and The Allstate Corporation are party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. ALIC and AIC each serve as a lender and borrower, AAC serves only as a borrower, and the Corporation serves only as a lender. AIC also has a capital support agreement with ALIC. Under the capital support agreement, AIC is committed to provide capital to ALIC to maintain an adequate capital level. The maximum amount of potential funding under each of these agreements is $1.00 billion.
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
Allstate’s domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. Property-Liability is comprised of 29 companies, each of which has individual company dividend limitations. As of December 31, 2015, total statutory surplus is $16.49 billion compared to $17.32 billion as of December 31, 2014. Property-Liability surplus was $13.33 billion as of December 31, 2015, compared to $14.41 billion as of December 31, 2014. Allstate Financial surplus was $3.16 billion as of December 31, 2015, compared to $2.91 billion as of December 31, 2014. In 2015, we initiated a mortality study for our structured settlement annuities with life contingencies, which is expected to be completed in 2016. The study thus far indicates that annuitants may be living longer and receiving benefits for a longer period than originally estimated. The preliminary results of the study were incorporated in the statutory reserving process and led to a $244 million increase in statutory reserves as of December 31, 2015. This decreased Allstate Financial’s surplus by approximately $175 million, after-tax.
The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company’s premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies, and for homeowners and related coverages that have significant net exposure to natural catastrophes, a ratio of 1 to 1 is typically within the usual range. AIC’s combined premium to surplus ratio was 1.9x as of December 31, 2015 compared to 1.7x as of December 31, 2014.
The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by state insurance regulators. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined “usual ranges”. Additional regulatory scrutiny may occur if a company’s ratios fall outside the usual ranges for four or more of the ratios. Our domestic insurance companies have no significant departure from these ranges.
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

As of December 31, 2015, we held $7.56 billion of cash, U.S. government and agencies fixed income securities, and public equity securities (excluding non-redeemable preferred stocks and foreign equities) which, under normal market conditions, we would expect to be able to liquidate within one week. In addition, we regularly estimate how much of the total portfolio, which includes high quality corporate fixed income and municipal holdings, can be reasonably liquidated within one quarter. These estimates are subject to considerable uncertainty associated with evolving market conditions. As of December 31, 2015, estimated liquidity available within one quarter without generating significant net realized capital losses was $20.91 billion. As of December 31, 2015, gross unrealized losses related to fixed income and equity securities totaled $1.10 billion.
Parent company capital capacity    At the parent holding company level, we have deployable assets totaling $2.62 billion as of December 31, 2015 comprising cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. In 2016, AIC will have the capacity to pay dividends currently estimated at $1.71 billion without prior regulatory approval. This provides funds for the parent company’s fixed charges and other corporate purposes. In addition, we have access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility.
In 2015, AIC paid dividends totaling $2.31 billion to its parent, Allstate Insurance Holdings, LLC (“AIH”), which then paid $2.30 billion of dividends to the Corporation. In 2014, AIC paid dividends totaling $2.47 billion to its parent, AIH, which then paid $2.46 billion of dividends to the Corporation. In December 2014, AIC repurchased 2,967 common shares held by its parent, AIH, for an aggregate cash price of $1.20 billion, pursuant to the Stock Repurchase Agreement between AIC and AIH entered into as of December 9, 2014. A subsequent return of capital totaling $1.20 billion was paid by AIH to the Corporation in December 2014. In 2013, AIC paid dividends totaling $1.95 billion to its parent, AIH which then paid the same amount of dividends to the Corporation. In 2015, 2014 and 2013, ALIC paid $103 million, $700 million and $700 million, respectively, of returns of capital, repayments of surplus notes and dividends to AIC. In 2015, 2014 and 2013, American Heritage Life Insurance Company paid dividends totaling $80 million, $106 million and $74 million, respectively, to Allstate Financial Insurance Holdings Corporation, which then paid zero, $42 million and $40 million, respectively, of dividends to the Corporation. There were no capital contributions paid by the Corporation to AIC in 2015, 2014 and 2013. There were no capital contributions by AIC to ALIC in 2015, 2014 or 2013.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of December 31, 2015, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In 2015, we did not defer interest payments on the subordinated debentures.
Additional borrowings to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2015, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. In April 2015, we extended the maturity date of this facility to April 2020. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 12.0% as of December 31, 2015. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2015.

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission on April 30, 2015. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 519 million shares of treasury stock as of December 31, 2015), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $21.30 billion as of December 31, 2015. The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2015.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,424	16.1%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,630	26.4
Market value adjustments (2)	1,891	8.9
Subject to discretionary withdrawal without adjustments (3)	10,350	48.6
Total contractholder funds (4)	$21,295	100.0%
______________________________

(1)	Includes $1.86 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.28 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment. $325 million of these contracts have their 30-45 day window period in 2016.

(3)	88% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $812 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.1% and 9.9% in 2015 and 2014, respectively. Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in our senior long-term debt ratings to non-investment grade status, a downgrade in AIC’s financial strength ratings, or a downgrade in ALIC’s financial strength ratings. The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.
The following table summarizes consolidated cash flow activities by segment.

($ in millions)	Property-Liability (1)			Allstate Financial (1)			Corporate and Other (1)			Consolidated
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net cash provided by (used in):
Operating activities	$3,198	$2,765	$3,058	$383	$720	$1,068	$35	$(249)	$116	$3,616	$3,236	$4,242
Investing activities	(839)	99	(1,858)	867	2,315	3,833	714	(793)	(395)	742	1,621	1,580
Financing activities	52	(3)	38	(1,275)	(2,274)	(4,393)	(3,297)	(2,598)	(1,598)	(4,520)	(4,875)	(5,953)
Net decrease in consolidated cash										$(162)	$(18)	$(131)
______________________________

(1)	Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.
Property-Liability  Higher cash provided by operating activities in 2015 compared to 2014 was primarily due to increased premiums partially offset by higher claims payments, higher contributions to benefit plans, lower net investment income and higher income tax payments. Lower cash provided by operating activities in 2014 compared to 2013 was primarily due to higher claim payments, the proceeds received in 2013 from the surrender of company owned life insurance and higher income tax payments, partially offset by increased premiums and lower contributions to benefit plans.
Cash used in investing activities in 2015 compared to cash provided by investing activities in 2014 was primarily the result of decreased sales of securities, partially offset by decreased purchases of securities. Cash provided by investing activities in 2014 compared to cash used in investing activities in 2013 was primarily the result of increased sales of securities and short-term investments, partially offset by increased purchases of securities. Increased sales and purchases of securities resulted from more active portfolio management.

Allstate Financial  Lower cash provided by operating activities in 2015 compared to 2014 was primarily due to lower net investment income and higher income tax payments, partially offset by higher premiums on accident and health and traditional life insurance products. Lower cash provided by operating activities in 2014 compared to 2013 was primarily due to lower net investment income and higher income tax payments, partially offset by higher premiums on accident and health and traditional life insurance products.
Lower cash provided by investing activities in 2015 compared to 2014 was the result of lower cash used in financing activities due to lower contractholder fund disbursements. Lower cash was provided by investing activities in 2014 compared to 2013 as proceeds from the sale of LBL and higher sales of investments were more than offset by lower collections and higher purchases of investments. Lower collections resulted from funding a large institutional product maturity in 2013 from the portfolio.
Lower cash used in financing activities in 2015 compared to 2014 was primarily due to lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits. Lower cash used in financing activities in 2014 compared to 2013 was primarily due to a $1.75 billion institutional product maturity in 2013 and lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.
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
Contractual obligations and commitments  Our contractual obligations as of December 31, 2015 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral (1)	$840	$840	$—	$—	$—
Contractholder funds (2)	41,138	2,774	4,816	4,020	29,528
Reserve for life-contingent contract benefits (2)	35,912	1,311	2,517	2,372	29,712
Long-term debt (3)	12,258	287	745	833	10,393
Capital lease obligations (4)	5	5	—	—	—
Operating leases (4)	630	132	192	131	175
Unconditional purchase obligations (4)	574	225	209	134	6
Defined benefit pension plans and other postretirement benefit plans (4)(5)	1,035	41	111	116	767
Reserve for property-liability insurance claims and claims expense (6)	23,869	10,472	7,765	2,834	2,798
Other liabilities and accrued expenses (7)(8)	4,054	3,996	35	14	9
Net unrecognized tax benefits (9)	7	7	—	—	—
Total contractual cash obligations	$120,322	$20,090	$16,390	$10,454	$73,388
______________________________

(1)
Liabilities for collateral are typically fully secured with cash or short-term investments. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, and institutional products. The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. For immediate annuities with life contingencies, the amount of future payments is uncertain since payments will continue as long as the annuitant lives. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $21.30 billion for contractholder funds and $12.25 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2015. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)
Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2015 because the long-term debt amount above includes interest and excludes debt issuance costs.

(4)
Our payment obligations relating to capital lease obligations, operating leases, unconditional purchase obligations and pension and other postretirement benefits (“OPEB”) contributions are managed within the structure of our intermediate to long-term liquidity management program.

(5)
The pension plans’ obligations in the next 12 months represent our planned contributions where the benefit obligation exceeds the assets, and the remaining years’ contributions are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans’ obligations are estimated based on the expected benefits to be paid. These liabilities are discounted with respect to interest, and as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $549 million included in other liabilities and accrued expenses on the Consolidated Statements of Financial Position.

(6)
Reserve for property-liability insurance claims and claims expense is an estimate of amounts necessary to settle all outstanding claims, including claims that have been IBNR as of the balance sheet date. We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for IBNR claims. The ultimate cost of losses may vary materially from recorded amounts which are our best estimates. The reserve for property-liability insurance claims and claims expense includes loss reserves related to asbestos and environmental claims as of December 31, 2015, of $1.42 billion and $222 million, respectively.

(7)
Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding. Certain of these long-term liabilities are discounted with respect to interest, as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount by $7 million.

(8)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $12.99 billion and gross deferred tax liabilities of $1.93 billion. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $223 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

(9)
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

Our contractual commitments as of December 31, 2015 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commitments – conditional	$135	$68	$20	$1	$46
Other commitments – unconditional	2,587	143	141	220	2,083
Total commitments	$2,722	$211	$161	$221	$2,129
Contractual commitments represent investment commitments such as private placements, limited partnership interests, municipal bonds and other loans. Limited partnership interests are typically funded over the commitment period which is shorter than the contractual expiration date of the partnership and as a result, the actual timing of the funding may vary.
We have agreements in place for services we conduct, generally at cost, between subsidiaries relating to insurance, reinsurance, loans and capitalization. All material intercompany transactions have been appropriately eliminated in consolidation. Intercompany transactions among insurance subsidiaries and affiliates have been approved by the appropriate departments of insurance as required.
For a more detailed discussion of our off-balance sheet arrangements, see Note 7 of the consolidated financial statements.
ENTERPRISE RISK AND RETURN MANAGEMENT
In addition to the normal risks of business, Allstate is subject to significant risks as an insurer and a provider of other products and financial services. These risks are discussed in more detail in the Risk Factors section of this document. Allstate manages enterprise risk under an integrated Enterprise Risk and Return Management (“ERRM”) framework with risk-return principles, governance, modeling and analytics, and importantly, transparent management dialogue. This framework provides a comprehensive view of risks and opportunities and is used by senior leaders and business managers to provide risk and return insight and drive strategic and business decisions. Allstate’s risk management strategies adapt to changes in business and market environments and seek to optimize returns. Allstate continually validates and improves its ERRM practices by benchmarking and securing external perspectives for our processes.
Our risk-return principles define how we operate and guide decision-making around risk and return. These principles state that, first and foremost, our priority is to protect solvency, comply with laws and act with integrity. Building upon this foundation, we strive to build strategic value and optimize risks and returns.
ERRM governance includes board oversight, an executive management committee structure, and chief risk officers (“CROs”). The Allstate Corporation Board of Directors (“Allstate Board”) has overall responsibility for oversight of management’s design and implementation of ERRM, including integration with strategy and operations. The Risk and Return Committee of the Allstate Board oversees effectiveness of the ERRM framework, governance structure and decision-making, while focusing on the

Company’s risk and return position. The Audit Committee oversees effectiveness of management’s control framework for risks. The Enterprise Risk & Return Council (“ERRC”) is Allstate’s senior risk management committee that directs ERRM by establishing risk-return targets, determining economic capital levels and directing integrated strategies and actions from an enterprise perspective. The ERRC consists of Allstate’s chief executive officer, president, business unit presidents, chief investment officer, enterprise and business unit chief risk officers and chief financial officers, general counsel and treasurer.
CROs are appointed for the enterprise and for Allstate Protection, Allstate Financial, Allstate Investments, and Allstate’s technology organization. Collectively, the CROs create an integrated approach to risk and return management to ensure risk management practices and strategies are aligned with Allstate’s overall enterprise objectives. Various enterprise risk and return committees with CRO, senior management and cross-functional business representation govern management of key risks. The shared ERRM framework establishes a basis for transparency and dialogue across the organization and for continuous learning by embedding the risk and return management culture of identifying, measuring, managing, monitoring and reporting risks.
Our ERRM governance is supported with an analytic framework to manage significant insurance, investment, financial, strategic, and operational risk exposures and optimize returns on risk-adjusted capital. Management and the ERRC use enterprise stochastic modeling, risk expertise and judgment to determine an appropriate level of targeted enterprise economic capital to hold considering a broad range of risk objectives and external constraints. These include limiting risks of financial stress, insolvency, likelihood of capital stress and volatility, maintaining stakeholder value and financial strength ratings and satisfying regulatory and rating agency risk-based capital requirements. Potential risk events that we consider for capital evaluations include catastrophe and pandemic events and investment market shocks. We generally assess solvency on a statutory accounting basis, but also consider GAAP volatility. Current enterprise economic capital, which exceeds targeted levels, approximates a combination of total statutory surplus and deployable invested assets at the parent holding company level which were $16.49 billion and $2.62 billion, respectively, as of December 31, 2015.
Using our governance and analytic framework, Allstate designs business and enterprise strategies that seek to optimize returns on risk-adjusted capital. Examples include reducing exposure to rising interest rates; improving auto profitability; shifting our investment portfolio mix over time to have less reliance on investments with returns that come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance; and accelerating homeowners growth while maintaining profitability.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates, presented in the order they appear in the Consolidated Statements of Financial Position, include those used in determining:
•Fair value of financial assets
•Impairment of fixed income and equity securities
•Deferred policy acquisition costs amortization
•Reserve for property-liability insurance claims and claims expense estimation
•Reserve for life-contingent contract benefits estimation
In making these determinations, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our businesses and operations. It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements.
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
The fair value of certain financial assets, including privately placed corporate fixed income securities and certain free-standing derivatives, for which our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry. Our internal pricing methods are primarily based on models using discounted cash flow methodologies that develop a single best estimate of fair value. Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including yield curves, quoted market prices of comparable securities or instruments, published credit spreads, and other applicable market data as well as instrument-specific characteristics that include, but are not limited to, coupon rates, expected cash flows, sector of the issuer, and call provisions. Judgment is required in developing these fair values. As a result, the fair value of these financial assets may differ from the amount actually received to sell an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ fair values.
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
We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2015 and 2014, we did not adjust fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.

The following table identifies fixed income and equity securities and short-term investments as of December 31, 2015 by source of fair value determination.

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$3,791	5.8%
Fair value based on external sources (1)	61,361	94.2
Total	$65,152	100.0%
______________________________

(1)	Includes $1.32 billion that are valued using broker quotes.
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
Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other-than-temporarily impaired, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances that result in management’s decision to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholders’ equity, since our securities are designated as available for sale and carried at fair value and as a result, any related unrealized loss, net of deferred income taxes and related DAC, deferred sales inducement costs and reserves for life-contingent contract benefits, would already be reflected as a component of accumulated other comprehensive income in shareholders’ equity.
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
DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of the business. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. We aggregate all traditional life insurance products and immediate annuities with life contingencies in the analysis. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2015, 2014 and 2013, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.
DAC related to interest-sensitive life insurance and fixed annuities is amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits (“AGP”) and estimated future gross profits (“EGP”) expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities. The cumulative DAC amortization is reestimated and adjusted by a cumulative charge or credit to income when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.
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
Annually, we review and update the assumptions underlying the projections of EGP, including persistency, mortality, expenses, investment returns, comprising investment income and realized capital gains and losses, interest crediting rates and the effect of any hedges, using our experience and industry experience. At each reporting period, we assess whether any revisions to assumptions used to determine DAC amortization are required. These reviews and updates may result in amortization acceleration or deceleration, which are referred to as “DAC unlocking”. If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings. A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.
The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin during the years ended December 31.

($ in millions)	2015	2014	2013
Investment margin	$2	$11	$(17)
Benefit margin	1	35	15
Expense margin	(2)	(54)	25
Net acceleration (deceleration)	$1	$(8)	$23
In 2015, DAC amortization acceleration for changes in the investment margin component of EGP related to interest-sensitive life insurance and was due to lower projected investment returns. The acceleration related to benefit margin primarily related to interest-sensitive life insurance and was due to a true up of actual inforce data. The deceleration related to expense margin primarily related to interest-sensitive life insurance and was due to a decrease in projected expenses.
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
The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2015.

($ in millions)	Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$52
Decrease in future investment margins of 25 basis points	$(58)

Decrease in future life mortality by 1%	$14
Increase in future life mortality by 1%	$(14)
Any potential changes in assumptions discussed above are measured without consideration of correlation among assumptions. Therefore, it would be inappropriate to add them together in an attempt to estimate overall variability in amortization.
For additional detail related to DAC, see the Allstate Financial Segment section of the MD&A.
Reserve for property-liability insurance claims and claims expense estimation Reserves are established to provide for the estimated costs of paying claims and claims expenses under insurance policies we have issued. Property-Liability underwriting results are significantly influenced by estimates of property-liability insurance claims and claims expense reserves. These reserves are an estimate of amounts necessary to settle all outstanding claims, including IBNR, as of the financial statement date.
Characteristics of reserves Reserves are established independently of business segment management for each business segment and line of business based on estimates of the ultimate cost to settle claims, less losses that have been paid. The significant lines of business are auto, homeowners, and other personal lines for Allstate Protection, and asbestos, environmental, and other discontinued lines for Discontinued Lines and Coverages. Allstate Protection’s claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. Auto and homeowners liability losses generally take an average of about two years to settle, while auto physical damage, homeowners property and other personal lines have an average settlement time of less than one year. Discontinued Lines and Coverages involve long-tail losses, such as those related to asbestos and environmental claims, which often involve substantial reporting lags and extended times to settle.
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
The actuarial methods used to develop reserve estimates Reserve estimates are derived by using several different actuarial estimation methods that are variations on one primary actuarial technique. The actuarial technique is known as a “chain ladder” estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) for an accident year or a report year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which the claims occurred. A report year refers to classifying claims based on the year in which the claims are reported. Both classifications are used to prepare estimates of required reserves for payments to be made in the future. The key assumptions affecting our reserve estimates comprise data elements including claim counts, paid losses, case reserves, and development factors calculated with this data.
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
Reserves are reestimated quarterly and periodically throughout the year, by combining historical results with current actual results to calculate new development factors. This process incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results (claims reported or settled, losses paid, or changes to case reserves) occur differently than the implied assumptions contained in the previous development factor calculations. If claims reported, paid losses, or case reserve changes are greater or less than the levels estimated by previous development factors, reserve reestimates increase or decrease. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate and is recognized as an increase or decrease in property-liability insurance claims and claims expense in the Consolidated Statements of Operations. Total Property-Liability net reserve reestimates, after-tax, as a percent of net income applicable to common shareholders were (2.6)% unfavorable in 2015, 2.0% favorable in 2014 and 3.5% favorable in 2013. The 3-year average of net reserve reestimates as a percentage of total reserves was a favorable 0.2% for Property-Liability, a favorable 0.9% for Allstate Protection and an unfavorable 6.4% for Discontinued Lines and Coverages, each of these results being consistent within a reasonable actuarial tolerance for our respective businesses. A more detailed discussion of reserve reestimates is presented in the Property-Liability Claims and Claims Expense Reserves section of the MD&A.
The following table shows net claims and claims expense reserves by segment and line of business as of December 31:

($ in millions)	2015	2014	2013
Allstate Protection
Auto	$12,459	$11,698	$11,616
Homeowners	1,937	1,849	1,821
Other lines	2,065	2,070	2,110
Total Allstate Protection	16,461	15,617	15,547
Discontinued Lines and Coverages
Asbestos	960	1,014	1,017
Environmental	179	203	208
Other discontinued lines	377	395	421
Total Discontinued Lines and Coverages	1,516	1,612	1,646
Total Property-Liability	$17,977	$17,229	$17,193
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
Another major component of reserves is IBNR. Typically, IBNR comprises about 10% of total reserves. All major components of reserves are affected by changes in claim frequency as well as claim severity.
Generally, the initial reserves for a new accident year are established based on actual claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using processes described above. Changes in auto claim frequency may result from changes in mix of business, the rate of distracted driving, miles driven or other macroeconomic factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors of the economy and the effectiveness and efficiency of our claim practices. We mitigate these effects through various loss management programs. Injury claims are affected largely by medical cost inflation while physical damage claims are affected largely by auto repair cost inflation and used car prices. For auto physical damage coverages, we monitor our rate of increase in average cost per claim against the Maintenance and Repair price index and the Parts and Equipment price index and other external indices. We believe our claim settlement initiatives, such as improvements to the claim review and settlement process, the use of special investigative units to detect fraud and handle suspect claims, litigation management and defense strategies, as well as various other loss management initiatives underway, contribute to the mitigation of injury and physical damage severity trends.
Changes in homeowners current year claim severity are generally influenced by inflation in the cost of building materials, the cost of construction and property repair services, the cost of replacing home furnishings and other contents, the types of claims that qualify for coverage, deductibles, other economic and environmental factors and the effectiveness and efficiency of our claim practices. We employ various loss management programs to mitigate the effect of these factors.
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
The very detailed processes for developing reserve estimates, and the lack of a need and existence of a common set of assumptions or development factors, limits aggregate reserve level testing for variability of data elements. However, by applying standard actuarial methods to consolidated historic accident year loss data for major loss types, comprising auto injury losses, auto physical damage losses and homeowner losses, we develop variability analyses consistent with the way we develop reserves by measuring the potential variability of development factors, as described in the section titled “Potential Reserve Estimate Variability” below.
Causes of reserve estimate uncertainty Since reserves are estimates of unpaid portions of claims and claims expenses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophe losses, requires regular reevaluation and refinement of estimates to determine our ultimate loss estimate.
At each reporting date, the highest degree of uncertainty in estimates for most of our losses arise from claims remaining to be settled for the current accident year and the most recent preceding accident year. The greatest degree of uncertainty exists in the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled but must be estimated as of the current reporting date. Most of these losses relate to damaged property such as automobiles and homes, and medical care for injuries from accidents. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the initial accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. Consequently, this is the point in time at which we tend to make our largest reestimates of losses for an accident year. After the second year, the losses that we pay for an accident year typically relate to claims that are more difficult to settle, such as those involving serious injuries or litigation. Private passenger auto insurance provides a good illustration of the uncertainty of future loss estimates: our typical annual percentage payout of reserves remaining at December 31 for an accident year is approximately 45% in the first year after the end of the accident year, 20% in the second year, 15% in the third year, 10% in the fourth year, and the remaining 10% thereafter.
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
To develop a statistical indication of potential reserve variability within reasonably likely possible outcomes, an actuarial technique (stochastic modeling) is applied to the countrywide consolidated data elements for paid losses and paid losses combined with case reserves separately for injury losses, auto physical damage losses, and homeowners losses excluding catastrophe losses. Based on the combined historical variability of the development factors calculated for these data elements, an estimate of the standard error or standard deviation around these reserve estimates is calculated within each accident year for the last twenty years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability. Based on our products and coverages, historical experience, the statistical credibility of our extensive data and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, excluding reserves for catastrophe losses, within a reasonable probability of other possible outcomes, may be approximately plus or minus 4%, or plus or minus $500 million in net income applicable to common shareholders. A lower level of variability exists for auto injury losses, which comprise approximately 80% of reserves, due to their relatively stable development patterns over a longer duration of time required to settle claims. Other types of losses, such as auto physical damage, homeowners losses and other personal lines losses, which comprise about 20% of reserves, tend to have greater variability but are settled in a much shorter period of time. Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Property-Liability Claims and Claims Expense Reserves section of the MD&A.
Reserves for Michigan and New Jersey unlimited personal injury protection Property-Liability claims and claims expense reserves include reserves for Michigan unlimited personal injury protection which is a mandatory coverage that provides unlimited personal injury protection to covered insureds involved in certain auto and motorcycle accidents. The administration of this program is through a private, non-profit association created by the state of Michigan, the MCCA. Due to increasing costs of providing healthcare related to serious injuries and advances in medical care extending the duration of treatment, the estimation processes have been enhanced and assumptions for this reserve balance have been contemporized to the current validated conditions.
The comprehensive process employed to estimate MCCA covered losses involves a number of activities including the comprehensive review and interpretation of MCCA actuarial reports, other MCCA members’ reports and our personal injury protection loss trends which have increased in severity over time. We refined our ultimate claim reserve estimation techniques in 2011 through 2014, including relying more on paid loss development methods and increasing our view of future claim development and longevity of claimants, as a result of conducting comprehensive claim file reviews to develop case reserve type estimates of specific claims and other estimation refinements. In 2015, we updated the actuarial estimate of our ultimate reserves and recoverables. We report our paid and unpaid claims and case reserves, which include our best estimate of the ultimate claim cost, excluding IBNR to the MCCA based on their requirements. The MCCA does not provide participating companies with its estimate of a company’s claim costs. We continue to update each comprehensive claim file case reserve estimate when there is a significant change in the status of the claimant, or once every three years if there have been no significant changes. A significant portion of incurred claim reserves can be attributed to a small number of catastrophic claims and thus a large portion of the recoverable is similarly concentrated.
We provide similar personal injury protection coverage in New Jersey for auto policies issued or renewed in New Jersey prior to 1991 that is administered by PLIGA. In 2013, we adopted similar actuarial estimating techniques as for the MCCA exposures to estimate loss reserves for unlimited personal injury protection coverage for policies covered by PLIGA. Upon completion of our comprehensive review in 2014, we updated our reserve estimation techniques and factors, similar to the processes followed to develop the MCCA reserves, which resulted in an increase in reserves for unlimited personal injury protection coverage for policies covered by the PLIGA. We continue to update our estimates for these claims as the status of claimants changes. However unlimited coverage was no longer offered after 1991, therefore no new claimants are being added.
Reserve estimates by their nature are very complex to determine and subject to significant judgments, and do not represent an exact determination for each outstanding claim. Claims may be subject to litigation. As actual claims, paid losses and/or case reserve results emerge, our estimate of the ultimate cost to settle may be materially greater or less than previously estimated amounts.
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
Discontinued Lines and Coverages reserve estimates
Characteristics of Discontinued Lines exposure Our exposure to asbestos, environmental and other discontinued lines claims arises principally from assumed reinsurance coverage written during the 1960s through the mid-1980s, including reinsurance on primary insurance written on large U.S. companies, and from direct excess insurance written from 1972 through 1985, including substantial excess general liability coverages on large U.S. companies. Additional exposure stems from direct primary commercial insurance written during the 1960s through the mid-1980s. Asbestos claims relate primarily to bodily injuries asserted by people who were exposed to asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs. Other discontinued lines exposures primarily relate to general liability and product liability mass tort claims, such as those for medical devices and other products, workers’ compensation claims and claims for various other coverage exposures other than asbestos and environmental.
In 1986, the general liability policy form used by us and others in the property-liability industry was amended to introduce an “absolute pollution exclusion,” which excluded coverage for environmental damage claims, and to add an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage. General liability policies issued in 1987 and thereafter contain annual aggregate limits for product liability coverage and annual aggregate limits for all coverages. Our experience to date is that these policy form changes have limited the extent of our exposure to environmental and asbestos claim risks.
Our exposure to liability for asbestos, environmental and other discontinued lines losses manifests differently depending on whether it arises from assumed reinsurance coverage, direct excess insurance or direct primary commercial insurance. The direct insurance coverage we provided that covered asbestos, environmental and other discontinued lines was substantially “excess” in nature.
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
Our assumed reinsurance business involved writing generally small participations in other insurers’ reinsurance programs. The reinsured losses in which we participate may be a proportion of all eligible losses or eligible losses in excess of defined retentions. The majority of our assumed reinsurance exposure, approximately 85%, is for excess of loss coverage, while the remaining 15% is for pro-rata coverage.
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
After evaluating our insureds’ probable liabilities for asbestos and/or environmental claims, we evaluate our insureds’ coverage programs for such claims. We consider our insureds’ total available insurance coverage, including the coverage we issued. We also consider relevant judicial interpretations of policy language and applicable coverage defenses or determinations, if any.
Evaluation of both the insureds’ estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of both December 31, 2015 and 2014, IBNR was 56.9% of combined net asbestos and environmental reserves.
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

($ in millions)	2015	2014	2013
Other mass torts	$162	$167	$183
Workers’ compensation	88	94	105
Commercial and other	127	134	133
Other discontinued lines	$377	$395	$421
Other mass torts describes direct excess and reinsurance general liability coverage provided for cumulative injury losses other than asbestos and environmental. Workers’ compensation and commercial and other include run-off from discontinued direct primary, direct excess and reinsurance commercial insurance operations of various coverage exposures other than asbestos and environmental. Reserves are based on considerations similar to those described above, as they relate to the characteristics of specific individual coverage exposures.
Potential reserve estimate variability Establishing Discontinued Lines and Coverages net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are much greater than those presented by other types of property-liability claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs’ evolving and expanding theories of liability; availability and collectability of recoveries from reinsurance; retrospectively determined premiums and other contractual agreements; estimates of the extent and timing of any contractual liability; the impact of bankruptcy protection sought by various asbestos producers and other asbestos defendants; and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Our reserves for asbestos and environmental exposures could be affected by tort reform, class action litigation, and other potential legislation and judicial decisions. Environmental exposures could also be affected by a change in the existing federal Superfund law and similar state statutes. There can be no assurance that any reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of asbestos or environmental claims. We believe these issues are not likely to be resolved in the near future, and the ultimate costs may vary materially from the amounts currently recorded resulting in material changes in loss reserves. Historical variability of reserve estimates is demonstrated in the Property-Liability Claims and Claims Expense Reserves section of the MD&A.
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

Further discussion of reserve estimates For further discussion of these estimates and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see Notes 8 and 14 to the consolidated financial statements and the Property-Liability Claims and Claims Expense Reserves section of the MD&A.
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
We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. In 2015, 2014 and 2013, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies. In 2015 there was an increase in projected profit from traditional life insurance and an increase in projected losses in immediate annuities with life contingencies. We also review these policies on an aggregate basis for circumstances where projected profits would be recognized in early years followed by projected losses in later years. In 2015, 2014 and 2013, our reviews concluded that there were projected profits in each year of the projection period.
We will continue to monitor the experience of our traditional life insurance and immediate annuities. In 2015, we initiated a mortality study for our structured settlement annuities with life contingencies, which is expected to be completed in 2016. The study thus far indicates that annuitants may be living longer and receiving benefits for a longer period than originally estimated. The preliminary results of the study were considered in the premium deficiency and profits followed by losses evaluations described above. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC.
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
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Information required for Item 7A is incorporated by reference to the material under the caption “Market Risk” in Part II, Item 7 of this report.

Item 8.  Financial Statements and Supplementary Data

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Year Ended December 31,
	2015	2014	2013
Revenues
Property-liability insurance premiums (net of reinsurance ceded of $1,006, $1,030 and $1,069)	$30,309	$28,929	$27,618
Life and annuity premiums and contract charges (net of reinsurance ceded of $332, $416 and $639)	2,158	2,157	2,352
Net investment income	3,156	3,459	3,943
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(452)	(242)	(207)
OTTI losses reclassified to (from) other comprehensive income	36	(3)	(8)
Net OTTI losses recognized in earnings	(416)	(245)	(215)
Sales and other realized capital gains and losses	446	939	809
Total realized capital gains and losses	30	694	594
	35,653	35,239	34,507
Costs and expenses
Property-liability insurance claims and claims expense (net of reinsurance ceded of $602, $1,393 and $1,717)	21,034	19,428	17,911
Life and annuity contract benefits (net of reinsurance ceded of $219, $356 and $355)	1,803	1,765	1,917
Interest credited to contractholder funds (net of reinsurance ceded of $25, $26 and $27)	761	919	1,278
Amortization of deferred policy acquisition costs	4,364	4,135	4,002
Operating costs and expenses	4,081	4,341	4,387
Restructuring and related charges	39	18	70
Loss on extinguishment of debt	—	1	491
Interest expense	292	322	367
	32,374	30,929	30,423

Gain (loss) on disposition of operations	3	(74)	(688)

Income from operations before income tax expense	3,282	4,236	3,396

Income tax expense	1,111	1,386	1,116

Net income	2,171	2,850	2,280

Preferred stock dividends	116	104	17

Net income applicable to common shareholders	$2,055	$2,746	$2,263

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$5.12	$6.37	$4.87
Weighted average common shares - Basic	401.1	431.4	464.4
Net income applicable to common shareholders per common share - Diluted	$5.05	$6.27	$4.81
Weighted average common shares - Diluted	406.8	438.2	470.3
Cash dividends declared per common share	$1.20	$1.12	$1.00

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2015	2014	2013
Net income	$2,171	$2,850	$2,280

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(1,306)	280	(1,188)
Unrealized foreign currency translation adjustments	(58)	(40)	(32)
Unrecognized pension and other postretirement benefit cost	48	(725)	1,091
Other comprehensive loss, after-tax	(1,316)	(485)	(129)

Comprehensive income	$855	$2,365	$2,151

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2015	2014
Assets
Investments
Fixed income securities, at fair value (amortized cost $57,201 and $59,672)	$57,948	$62,440
Equity securities, at fair value (cost $4,806 and $3,692)	5,082	4,104
Mortgage loans	4,338	4,188
Limited partnership interests	4,874	4,527
Short-term, at fair value (amortized cost $2,122 and $2,540)	2,122	2,540
Other	3,394	3,314
Total investments	77,758	81,113
Cash	495	657
Premium installment receivables, net	5,544	5,465
Deferred policy acquisition costs	3,861	3,525
Reinsurance recoverables, net	8,518	8,490
Accrued investment income	569	591
Property and equipment, net	1,024	1,031
Goodwill	1,219	1,219
Other assets	2,010	1,992
Separate Accounts	3,658	4,396
Total assets	$104,656	$108,479
Liabilities
Reserve for property-liability insurance claims and claims expense	$23,869	$22,923
Reserve for life-contingent contract benefits	12,247	12,380
Contractholder funds	21,295	22,529
Unearned premiums	12,202	11,655
Claim payments outstanding	842	784
Deferred income taxes	90	715
Other liabilities and accrued expenses	5,304	5,653
Long-term debt	5,124	5,140
Separate Accounts	3,658	4,396
Total liabilities	84,631	86,175
Commitments and Contingent Liabilities (Note 7, 8 and 14)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand issued and outstanding, and $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 381 million and 418 million shares outstanding	9	9
Additional capital paid-in	3,245	3,199
Retained income	39,413	37,842
Deferred ESOP expense	(13)	(23)
Treasury stock, at cost (519 million and 482 million shares)	(23,620)	(21,030)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	56	72
Other unrealized net capital gains and losses	608	1,988
Unrealized adjustment to DAC, DSI and insurance reserves	(44)	(134)
Total unrealized net capital gains and losses	620	1,926
Unrealized foreign currency translation adjustments	(60)	(2)
Unrecognized pension and other postretirement benefit cost	(1,315)	(1,363)
Total accumulated other comprehensive (loss) income	(755)	561
Total shareholders’ equity	20,025	22,304
Total liabilities and shareholders’ equity	$104,656	$108,479

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)	Year Ended December 31,
	2015	2014	2013

Preferred stock par value	$—	$—	$—

Preferred stock additional capital paid-in
Balance, beginning of year	1,746	780	—
Preferred stock issuance	—	966	780
Balance, end of year	1,746	1,746	780

Common stock	9	9	9

Additional capital paid-in
Balance, beginning of year	3,199	3,143	3,162
Equity incentive plans activity	46	56	(19)
Balance, end of year	3,245	3,199	3,143

Retained income
Balance, beginning of year	37,842	35,580	33,783
Net income	2,171	2,850	2,280
Dividends on common stock	(484)	(484)	(466)
Dividends on preferred stock	(116)	(104)	(17)
Balance, end of year	39,413	37,842	35,580

Deferred ESOP expense
Balance, beginning of year	(23)	(31)	(41)
Payments	10	8	10
Balance, end of year	(13)	(23)	(31)

Treasury stock
Balance, beginning of year	(21,030)	(19,047)	(17,508)
Shares acquired	(2,804)	(2,306)	(1,845)
Shares reissued under equity incentive plans, net	214	323	306
Balance, end of year	(23,620)	(21,030)	(19,047)

Accumulated other comprehensive (loss) income
Balance, beginning of year	561	1,046	1,175
Change in unrealized net capital gains and losses	(1,306)	280	(1,188)
Change in unrealized foreign currency translation adjustments	(58)	(40)	(32)
Change in unrecognized pension and other postretirement benefit cost	48	(725)	1,091
Balance, end of year	(755)	561	1,046
Total shareholders’ equity	$20,025	$22,304	$21,480

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$2,171	$2,850	$2,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	371	366	368
Realized capital gains and losses	(30)	(694)	(594)
Loss on extinguishment of debt	—	1	491
(Gain) loss on disposition of operations	(3)	74	688
Interest credited to contractholder funds	761	919	1,278
Changes in:
Policy benefits and other insurance reserves	473	541	(55)
Unearned premiums	638	766	602
Deferred policy acquisition costs	(239)	(220)	(268)
Premium installment receivables, net	(134)	(257)	(205)
Reinsurance recoverables, net	(178)	(1,068)	(729)
Income taxes	(119)	205	573
Other operating assets and liabilities	(95)	(247)	(187)
Net cash provided by operating activities	3,616	3,236	4,242
Cash flows from investing activities
Proceeds from sales
Fixed income securities	28,693	34,609	21,243
Equity securities	3,754	6,755	3,173
Limited partnership interests	1,101	1,473	1,045
Mortgage loans	6	10	24
Other investments	545	406	151
Investment collections
Fixed income securities	4,432	3,736	5,908
Mortgage loans	538	1,106	1,020
Other investments	293	191	275
Investment purchases
Fixed income securities	(30,758)	(38,759)	(24,087)
Equity securities	(4,960)	(5,443)	(3,677)
Limited partnership interests	(1,343)	(1,398)	(1,312)
Mortgage loans	(687)	(501)	(538)
Other investments	(902)	(972)	(1,084)
Change in short-term investments, net	385	272	(427)
Change in other investments, net	(52)	46	97
Purchases of property and equipment, net	(303)	(288)	(207)
Disposition (acquisition) of operations	—	378	(24)
Net cash provided by investing activities	742	1,621	1,580
Cash flows from financing activities
Proceeds from issuance of long-term debt		—	2,271
Repayments of long-term debt	(20)	(1,006)	(2,627)
Proceeds from issuance of preferred stock	—	965	781
Contractholder fund deposits	1,052	1,184	2,174
Contractholder fund withdrawals	(2,327)	(3,446)	(6,556)
Dividends paid on common stock	(483)	(477)	(352)
Dividends paid on preferred stock	(116)	(87)	(6)
Treasury stock purchases	(2,808)	(2,301)	(1,834)
Shares reissued under equity incentive plans, net	130	266	170
Excess tax benefits on share-based payment arrangements	45	41	38
Other	7	(14)	(12)
Net cash used in financing activities	(4,520)	(4,875)	(5,953)
Net decrease in cash	(162)	(18)	(131)
Cash at beginning of year	657	675	806
Cash at end of year	$495	$657	$675
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     General
Basis of presentation
The accompanying consolidated financial statements include the accounts of The Allstate Corporation (the “Corporation”) and its wholly owned subsidiaries, primarily Allstate Insurance Company (“AIC”), a property-liability insurance company with various property-liability and life and investment subsidiaries, including Allstate Life Insurance Company (“ALIC”) (collectively referred to as the “Company” or “Allstate”). These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated.
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
Nature of operations
Allstate is engaged, principally in the United States, in the property-liability insurance and life insurance business. Allstate’s primary business is the sale of private passenger auto and homeowners insurance. The Company also sells several other personal property and casualty insurance products, select commercial property and casualty coverages, life insurance and voluntary accident and health insurance. Allstate primarily distributes its products through exclusive agencies, financial specialists, independent agencies, contact centers and the internet.
The Allstate Protection segment principally sells private passenger auto and homeowners insurance, with earned premiums accounting for 85% of Allstate’s 2015 consolidated revenues. Allstate was the country’s second largest personal property and casualty insurer as of December 31, 2014. Allstate Protection, through several companies, is authorized to sell certain property-liability products in all 50 states, the District of Columbia and Puerto Rico. The Company is also authorized to sell certain insurance products in Canada. For 2015, the top geographic locations for premiums earned by the Allstate Protection segment were Texas, California, New York and Florida. No other jurisdiction accounted for more than 5% of premiums earned for Allstate Protection.
Allstate has exposure to catastrophes, an inherent risk of the property-liability insurance business, which have contributed, and will continue to contribute, to material year-to-year fluctuations in the Company’s results of operations and financial position (see Note 8). The nature and level of catastrophic loss caused by natural events (high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes) and man-made events (terrorism and industrial accidents) experienced in any period cannot be predicted and could be material to results of operations and financial position. The Company considers the greatest areas of potential catastrophe losses due to hurricanes to generally be major metropolitan centers in counties along the eastern and gulf coasts of the United States. The Company considers the greatest areas of potential catastrophe losses due to earthquakes and fires following earthquakes to be major metropolitan areas near fault lines in the states of California, Oregon, Washington, South Carolina, Missouri, Kentucky and Tennessee. The Company also has exposure to asbestos, environmental and other discontinued lines claims (see Note 14).
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
Allstate Financial, through several companies, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Voluntary accident and health insurance products are also sold in Canada. For 2015, the top geographic locations for statutory premiums and annuity considerations for the Allstate Financial segment were New York, Texas, Florida and California. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for Allstate Financial. Allstate Financial distributes its products through Allstate exclusive agencies and exclusive financial specialists, and workplace enrolling independent agents.
Allstate has exposure to market risk as a result of its investment portfolio. Market risk is the risk that the Company will incur realized and unrealized net capital losses due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates. The Company’s primary market risk exposures are to changes in interest rates, credit spreads and equity prices. Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of its interest bearing assets and liabilities. This risk arises from many of the Company’s primary activities, as it invests substantial funds in interest-sensitive assets and issues interest-sensitive liabilities. Interest rate risk includes risks related to changes in U.S.

Treasury yields and other key risk-free reference yields. Credit spread risk is the risk that the Company will incur a loss due to adverse changes in credit spreads. This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in spread-sensitive fixed income assets. Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.
The Company monitors economic and regulatory developments that have the potential to impact its business. Federal and state laws and regulations affect the taxation of insurance companies and life insurance products. Congress and various state legislatures from time to time consider legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance. Congress and various state legislatures also consider proposals to reduce the taxation of certain products or investments that may compete with life insurance. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of the Company’s products making them less competitive. Such proposals, if adopted, could have an adverse effect on the Company’s financial position or Allstate Financial’s ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.
2.    Summary of Significant Accounting Policies
Investments
Fixed income securities include bonds, asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and redeemable preferred stocks. Fixed income securities, which may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes and related life and annuity deferred policy acquisition costs (“DAC”), deferred sales inducement costs (“DSI”) and reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income. Cash received from calls and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.
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
Investments in limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. Where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies, investments in limited partnership interests are accounted for in accordance with the cost method of accounting; all other investments in limited partnership interests are accounted for in accordance with the equity method of accounting (“EMA”).
Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value. Other investments primarily consist of bank loans, policy loans, agent loans and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost. Policy loans are carried at unpaid principal balances and were $905 million and $909 million as of December 31, 2015 and 2014, respectively. Agent loans are loans issued to exclusive Allstate agents and are carried at unpaid principal balances, net of valuation allowances and unamortized deferred fees or costs. Derivatives are carried at fair value.
Investment income primarily consists of interest, dividends, income from limited partnership interests, and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for ABS, RMBS and CMBS is determined considering estimated pay-downs, including prepayments, obtained from third party data sources and internal estimates. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS, RMBS and CMBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is recalculated on a prospective basis. Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for mortgage loans, bank loans and agent loans that are in default or when full and timely collection of principal and interest payments is not probable. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value. Income from cost method limited partnership interests is recognized upon receipt of amounts distributed by the partnerships. Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ net income, including unrealized gains and losses, and is generally recognized on a three month delay due to the availability of the related financial statements.
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
Derivative and embedded derivative financial instruments
Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate and equity), options (including swaptions), interest rate caps, warrants and rights, foreign currency swaps, foreign currency forwards, certain investment risk transfer reinsurance agreements, and certain bond forward purchase commitments. Derivatives required to be separated from the host instrument and accounted for as derivative financial instruments (“subject to bifurcation”) are embedded in certain fixed income securities, equity-indexed life and annuity contracts, reinsured variable annuity contracts and certain funding agreements.
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
When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk for fair value hedges. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk. For a cash flow hedge, this documentation includes the exposure to changes in the variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges, if any, is reported in realized capital gains and losses.
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
Securities loaned
The Company’s business activities include securities lending transactions, which are used primarily to generate net investment income. The proceeds received in conjunction with securities lending transactions are reinvested in short-term investments. These transactions are short-term in nature, usually 30 days or less.
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
Recognition of premium revenues and contract charges, and related benefits and interest credited
Property-liability premiums are deferred and earned on a pro-rata basis over the terms of the policies, typically periods of six or twelve months. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premium installment receivables and adjusts its valuation allowance as appropriate. The valuation allowance for uncollectible premium installment receivables was $90 million and $83 million as of December 31, 2015 and 2014, respectively.
Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Voluntary accident and health insurance products are expected to remain in force for an extended period and therefore are primarily classified as long-duration contracts. Premiums from these products are recognized as revenue when due from policyholders. Benefits are reflected in life and annuity contract benefits and recognized in relation to premiums, so that profits are recognized over the life of the policy.
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
Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed life and annuities and indexed funding agreements are generally based on a specified interest rate index or an equity index, such as the Standard & Poor’s (“S&P”) 500 Index. Interest credited also includes amortization of DSI expenses. DSI is amortized into interest credited using the same method used to amortize DAC.
Contract charges for variable life and variable annuity products consist of fees assessed against the contractholder account balances for contract maintenance, administration, mortality, expense and surrender of the contract prior to contractually specified dates. Contract benefits incurred for variable annuity products include guaranteed minimum death, income, withdrawal and accumulation benefits. Substantially all of the Company’s variable annuity business is ceded through reinsurance agreements and the contract charges and contract benefits related thereto are reported net of reinsurance ceded.
Deferred policy acquisition and sales inducement costs
Costs that are related directly to the successful acquisition of new or renewal property-liability insurance, life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents’ and brokers’ remuneration, premium taxes and certain underwriting expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on fixed annuity and interest-sensitive life contracts. These sales inducements are primarily in the form of additional credits to the customer’s account balance or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements. All other acquisition costs are expensed as incurred and included in operating costs and expenses. DAC associated with property-liability insurance is amortized into income as premiums are earned, typically over periods of six or twelve months, and is included in amortization of deferred policy acquisition costs. DAC associated with property-liability insurance is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. Amortization of DAC associated with life insurance and investment contracts is included in amortization of deferred policy acquisition costs and is described in more detail below. DSI is amortized into income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds.
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
For interest-sensitive life insurance and fixed annuities, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits (“AGP”) and estimated future gross profits (“EGP”) expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities. The cumulative DAC and DSI amortization is reestimated and adjusted by a cumulative charge or credit to income when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP. When DAC or DSI amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC or DSI balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements. Negative amortization is only recorded when the increased DAC or DSI balance is determined to be recoverable based on facts and circumstances. Recapitalization of DAC and DSI is limited to the originally deferred costs plus interest.
AGP and EGP primarily consist of the following components: contract charges for the cost of insurance less mortality costs and other benefits; investment income and realized capital gains and losses less interest credited; and surrender and other contract charges less maintenance expenses. The principal assumptions for determining the amount of EGP are persistency, mortality, expenses, investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of any hedges. For products whose supporting investments are exposed to capital losses in excess of the Company’s expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC and DSI amortization may be modified to exclude the excess capital losses.
The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life and fixed annuity contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC or DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively.
The DAC and DSI balances presented include adjustments to reflect the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized capital gains or losses in the respective product investment portfolios were actually realized. The adjustments are recorded net of tax in accumulated other comprehensive income. DAC, DSI and deferred income taxes determined on unrealized capital gains and losses and reported in accumulated other comprehensive income recognize the impact on shareholders’ equity consistently with the amounts that would be recognized in the income statement on realized capital gains and losses.
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
The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $58 million and $66 million as of December 31, 2015 and 2014, respectively. Amortization expense of the present value of future profits was $8 million, $13 million and $16 million in 2015, 2014 and 2013, respectively.
Reinsurance
In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The Company has also used reinsurance to effect the disposition of certain blocks of business. The Company also participates in various reinsurance mechanisms, including industry pools and facilities, which are backed by the financial resources of the property-liability insurance company market participants. The amounts reported as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. For catastrophe coverage, the cost of reinsurance premiums is recognized ratably over the contract period to the extent coverage remains available. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers, including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance as appropriate.

Goodwill
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $823 million and $396 million as of both December 31, 2015 and 2014 for the Allstate Protection segment and the Allstate Financial segment, respectively. The Company’s reporting units are equivalent to its reporting segments, Allstate Protection and Allstate Financial. Goodwill is allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination. Goodwill is not amortized but is tested for impairment at least annually. The Company performs its annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter. The Company also reviews goodwill for impairment whenever events or changes in circumstances, such as deteriorating or adverse market conditions, indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.
To estimate the fair value of its reporting units, the Company may utilize a combination of widely accepted valuation techniques including a stock price and market capitalization analysis, discounted cash flow calculations and peer company price to earnings multiples analysis. The stock price and market capitalization analysis takes into consideration the quoted market price of the Company’s outstanding common stock and includes a control premium, derived from historical insurance industry acquisition activity, in determining the estimated fair value of the consolidated entity before allocating that fair value to individual reporting units. The discounted cash flow analysis utilizes long term assumptions for revenue growth, capital growth, earnings projections including those used in the Company’s strategic plan, and an appropriate discount rate. The peer company price to earnings multiples analysis takes into consideration the price to earnings multiples of peer companies for each reporting unit and estimated income from the Company’s strategic plan.
Goodwill impairment evaluations indicated no impairment as of December 31, 2015 or 2014.
Property and equipment
Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Certain facilities and equipment held under capital leases are also classified as property and equipment with the related lease obligations recorded as liabilities. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $2.09 billion and $2.12 billion as of December 31, 2015 and 2014, respectively. Depreciation expense on property and equipment was $255 million, $228 million and $208 million in 2015, 2014 and 2013, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Income taxes
The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are DAC, unearned premiums, unrealized capital gains and losses and insurance reserves. A deferred tax asset valuation allowance is established when there is uncertainty that such assets will be realized.
Reserves for property-liability insurance claims and claims expense and life-contingent contract benefits
The reserve for property-liability insurance claims and claims expense is the estimate of amounts necessary to settle all reported and unreported claims for the ultimate cost of insured property-liability losses, based upon the facts of each case and the Company’s experience with similar cases. Estimated amounts of salvage and subrogation are deducted from the reserve for claims and claims expense. The establishment of appropriate reserves, including reserves for catastrophe losses, is an inherently uncertain and complex process. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting reestimates are reflected in current results of operations.
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
Separate accounts
Separate accounts assets are carried at fair value. The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations. Separate accounts liabilities represent the contractholders’ claims to the related assets and are carried at an amount equal to the separate accounts assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore are not included in the Company’s Consolidated Statements of Operations. Deposits to and surrenders and withdrawals from the separate accounts are reflected in separate accounts liabilities and are not included in consolidated cash flows.
Absent any contract provision wherein the Company provides a guarantee, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives. Substantially all of the Company’s variable annuity business was reinsured beginning in 2006.
Legal contingencies
The Company reviews its lawsuits, regulatory inquiries, and other legal proceedings on an ongoing basis.  The Company establishes accruals for such matters at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  The Company’s assessment of whether a loss is reasonably possible or probable is based on its assessment of the ultimate outcome of the matter following all appeals.  The Company does not include potential recoveries in its estimates of reasonably possible or probable losses.  Legal fees are expensed as incurred.
Long-term debt
Long-term debt includes senior notes, senior debentures, subordinated debentures and junior subordinated debentures issued by the Corporation. Unamortized debt issuance costs are reported in long-term debt and are amortized over the expected period the debt will remain outstanding.
Deferred Employee Stock Ownership Plan (“ESOP”) expense
Deferred ESOP expense represents the remaining unrecognized cost of shares acquired by the Allstate ESOP to pre-fund a portion of the Company’s contribution to the Allstate 401(k) Savings Plan.
Equity incentive plans
The Company has equity incentive plans under which the Company grants nonqualified stock options, restricted stock units and performance stock awards (“equity awards”) to certain employees and directors of the Company. The Company measures the fair value of equity awards at the award date and recognizes the expense over the shorter of the period in which the requisite service is rendered or retirement eligibility is attained. The expense for performance stock awards is adjusted each period to reflect the performance factor most likely to be achieved at the end of the performance period. The Company uses a binomial lattice model to determine the fair value of employee stock options.
Off-balance sheet financial instruments
Commitments to invest, commitments to purchase private placement securities, commitments to extend loans, financial guarantees and credit guarantees have off-balance sheet risk because their contractual amounts are not recorded in the Company’s Consolidated Statements of Financial Position (see Note 7 and Note 14).
Consolidation of variable interest entities (“VIEs”)
The Company consolidates VIEs when it is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.

Foreign currency translation
The local currency of the Company’s foreign subsidiaries is deemed to be the functional currency of the country in which these subsidiaries operate. The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of a reporting period for assets and liabilities and at average exchange rates during the period for results of operations. The unrealized gains and losses from the translation of the net assets are recorded as unrealized foreign currency translation adjustments and included in accumulated other comprehensive income. Changes in unrealized foreign currency translation adjustments are included in other comprehensive income. Gains and losses from foreign currency transactions are reported in operating costs and expenses and have not been material.
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
The computation of basic and diluted earnings per common share for the years ended December 31 is presented in the following table.

($ in millions, except per share data)	2015	2014	2013
Numerator:
Net income	$2,171	$2,850	$2,280
Less: Preferred stock dividends	116	104	17
Net income applicable to common shareholders (1)	$2,055	$2,746	$2,263

Denominator:
Weighted average common shares outstanding	401.1	431.4	464.4
Effect of dilutive potential common shares:
Stock options	4.0	4.7	4.1
Restricted stock units (non-participating) and performance stock awards	1.7	2.1	1.8
Weighted average common and dilutive potential common shares outstanding	406.8	438.2	470.3

Earnings per common share – Basic	$5.12	$6.37	$4.87
Earnings per common share – Diluted	$5.05	$6.27	$4.81
_____________________________

(1)	Net income applicable to common shareholders is net income less preferred stock dividends.
The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 2.2 million, 3.0 million and 8.8 million Allstate common shares, with exercise prices ranging from $57.98 to $71.29, $49.96 to $67.61 and $40.49 to $62.42, were outstanding in 2015, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share in those years.
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
Presentation of Debt Issuance Costs
In April 2015, the FASB issued guidance that amends the accounting for debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct reduction in the carrying amount of the debt liability. The amortization of debt issuance costs should be classified as interest expense. In August 2015, the FASB expanded the guidance on debt issuance costs to address debt issuance costs associated with line-of-credit agreements. The guidance allows reporting entities to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the new guidance on a retrospective basis in the fourth quarter of 2015. The impact of the retrospective adjustments on the previously issued December 31, 2014 consolidated statement of financial position was a $54 million decrease in both other assets and long-term debt. The adoption had no impact on the Company’s results of operations.
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
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB issued guidance which clarifies that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition and not reflected in estimating the grant-date fair value of the award. Compensation costs should reflect the amount attributable to the periods for which the requisite service has been rendered. Total compensation expense recognized during and after the requisite service period (which may differ from the vesting period) should reflect the number of awards that are expected to vest and should be adjusted to reflect the number of awards that ultimately vest. The guidance is effective for reporting periods beginning after December 15, 2015. The Company’s existing accounting policy for performance targets that affect the vesting of share-based payment awards is consistent with the proposed guidance and as such the impact of adoption is not expected to impact the Company’s results of operations or financial position.
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
Disclosures about Short-Duration Contracts
In May 2015, the FASB issued guidance requiring expanded disclosures for insurance entities that issue short-duration contracts. The expanded disclosures are designed to provide additional insight into an insurance entity’s significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses. The disclosures include information about incurred and paid claims development by accident year, on a net basis after reinsurance, for the number of years claims incurred typically remain outstanding, not to exceed ten years. Each period presented in the disclosure about claims development that precedes the current reporting period is considered required supplementary information. The expanded disclosures also include information about significant changes in methodologies and assumptions, a reconciliation of incurred and paid claims development to the carrying amount of the liability for unpaid claims and claim adjustment expenses, the total amount of incurred but not reported liabilities plus expected development, claims frequency information including the methodology used to determine claim frequency and claim duration. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, and is to be applied retrospectively. The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements.

The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income as of the beginning of the period of adoption. The new guidance related to equity investments without readily determinable fair values is to be applied prospectively as of the date of adoption. The Company is in the process of evaluating the impact of adoption. The most significant impact is expected to be the change in accounting for equity securities and cost method limited partnership interests.
3.    Disposition
On April 1, 2014, the Company sold Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc. The gross sale price was $797 million, representing $596 million of cash and the retention of tax benefits. The loss on disposition was $698 million, pre-tax ($521 million, after-tax), and $101 million, pre-tax ($60 million, after-tax), in 2013 and 2014, respectively. The loss on disposition in 2014 included a $22 million, pre-tax, reduction in goodwill.
4.    Supplemental Cash Flow Information
Non-cash investing activities include $131 million, $120 million and $322 million related to modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities in 2015, 2014 and 2013, respectively, and a $89 million obligation to fund a limited partnership investment in 2015. Non-cash financing activities include $74 million, $47 million and $94 million related to the issuance of Allstate common shares for vested equity awards in 2015, 2014 and 2013, respectively.
Liabilities for collateral received in conjunction with the Company’s securities lending program were $829 million, $780 million and $609 million as of December 31, 2015, 2014 and 2013, respectively, and are reported in other liabilities and accrued expenses. Obligations to return cash collateral for over-the-counter (“OTC”) and cleared derivatives were $11 million, $2 million and $15 million as of December 31, 2015, 2014 and 2013, respectively, and are reported in other liabilities and accrued expenses or other investments. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Net change in proceeds managed
Net change in short-term investments	$(59)	$(167)	$190
Operating cash flow (used) provided	(59)	(167)	190
Net change in cash	1	9	(6)
Net change in proceeds managed	$(58)	$(158)	$184

Net change in liabilities
Liabilities for collateral, beginning of year	$(782)	$(624)	$(808)
Liabilities for collateral, end of year	(840)	(782)	(624)
Operating cash flow provided (used)	$58	$158	$(184)
5.    Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

		Gross unrealized
($ in millions)	Amortized cost	Gains	Losses	Fair value
December 31, 2015
U.S. government and agencies	$3,836	$90	$(4)	$3,922
Municipal	7,032	389	(20)	7,401
Corporate	41,674	1,032	(879)	41,827
Foreign government	983	50	—	1,033
ABS	2,359	11	(43)	2,327
RMBS	857	100	(10)	947
CMBS	438	32	(4)	466
Redeemable preferred stock	22	3	—	25
Total fixed income securities	$57,201	$1,707	$(960)	$57,948

December 31, 2014
U.S. government and agencies	$4,192	$139	$(3)	$4,328
Municipal	7,877	645	(25)	8,497
Corporate	40,386	1,998	(240)	42,144
Foreign government	1,543	102	—	1,645
ABS	3,971	38	(31)	3,978
RMBS	1,108	112	(13)	1,207
CMBS	573	44	(2)	615
Redeemable preferred stock	22	4	—	26
Total fixed income securities	$59,672	$3,082	$(314)	$62,440
Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of December 31, 2015:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$4,030	$4,050
Due after one year through five years	26,999	27,337
Due after five years through ten years	16,885	16,778
Due after ten years	5,633	6,043
	53,547	54,208
ABS, RMBS and CMBS	3,654	3,740
Total	$57,201	$57,948
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income
Net investment income for the years ended December 31 is as follows:

($ in millions)	2015	2014	2013
Fixed income securities	$2,218	$2,447	$2,921
Equity securities	110	117	149
Mortgage loans	228	265	372
Limited partnership interests	549	614	541
Short-term investments	9	7	5
Other	192	170	161
Investment income, before expense	3,306	3,620	4,149
Investment expense	(150)	(161)	(206)
Net investment income	$3,156	$3,459	$3,943
Realized capital gains and losses
Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Fixed income securities	$212	$130	$262
Equity securities	(50)	582	327
Mortgage loans	6	2	20
Limited partnership interests	(93)	13	(5)
Derivatives	(21)	(38)	(10)
Other	(24)	5	—
Realized capital gains and losses	$30	$694	$594
Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Impairment write-downs	$(195)	$(32)	$(72)
Change in intent write-downs	(221)	(213)	(143)
Net other-than-temporary impairment losses recognized in earnings	(416)	(245)	(215)
Sales and other	470	975	819
Valuation and settlements of derivative instruments	(24)	(36)	(10)
Realized capital gains and losses	$30	$694	$594
Gross gains of $915 million, $1.10 billion and $968 million and gross losses of $399 million, $169 million and $175 million were realized on sales of fixed income and equity securities during 2015, 2014 and 2013, respectively.
Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2015			2014			2013
	Gross	Included in OCI	Net	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(17)	$4	$(13)	$(10)	$—	$(10)	$(24)	$(5)	$(29)
Corporate	(61)	11	(50)	(7)	—	(7)	—	—	—
ABS	(33)	22	(11)	(12)	1	(11)	—	(2)	(2)
RMBS	1	(1)	—	6	(4)	2	(3)	2	(1)
CMBS	(1)	—	(1)	(1)	—	(1)	(32)	(3)	(35)
Total fixed income securities	(111)	36	(75)	(24)	(3)	(27)	(59)	(8)	(67)
Equity securities	(279)	—	(279)	(196)	—	(196)	(137)	—	(137)
Mortgage loans	4	—	4	5	—	5	11	—	11
Limited partnership interests	(51)	—	(51)	(27)	—	(27)	(18)	—	(18)
Other	(15)	—	(15)	—	—	—	(4)	—	(4)
Other-than-temporary impairment losses	$(452)	$36	$(416)	$(242)	$(3)	$(245)	$(207)	$(8)	$(215)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amount excludes $233 million as of both December 31, 2015 and 2014, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	December 31, 2015	December 31, 2014
Municipal	$(9)	$(8)
Corporate	(7)	—
ABS	(23)	(2)
RMBS	(102)	(108)
CMBS	(6)	(5)
Total	$(147)	$(123)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2015	2014	2013
Beginning balance	$(380)	$(513)	$(617)
Additional credit loss for securities previously other-than-temporarily impaired	(30)	(6)	(30)
Additional credit loss for securities not previously other-than-temporarily impaired	(45)	(18)	(19)
Reduction in credit loss for securities disposed or collected	60	95	150
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	—	—	2
Change in credit loss due to accretion of increase in cash flows	3	3	1
Reduction in credit loss for securities sold in LBL disposition	—	59	—
Ending balance	$(392)	$(380)	$(513)
The Company uses its best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in accumulated other comprehensive income. If the Company determines that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

		Gross unrealized
($ in millions)	Fair value	Gains	Losses	Unrealized net gains (losses)
December 31, 2015
Fixed income securities	$57,948	$1,707	$(960)	$747
Equity securities	5,082	415	(139)	276
Short-term investments	2,122	—	—	—
Derivative instruments (1)	10	10	(4)	6
EMA limited partnerships (2)				(4)
Unrealized net capital gains and losses, pre-tax				1,025
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(67)
Amounts recognized				(67)
Deferred income taxes				(338)
Unrealized net capital gains and losses, after-tax				$620
______________________________

(1)	Included in the fair value of derivative instruments are $6 million classified as assets and $(4) million classified as liabilities.

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

		Gross unrealized
($ in millions)	Fair value	Gains	Losses	Unrealized net gains (losses)
December 31, 2014
Fixed income securities	$62,440	$3,082	$(314)	$2,768
Equity securities	4,104	467	(55)	412
Short-term investments	2,540	—	—	—
Derivative instruments (1)	2	3	(5)	(2)
EMA limited partnerships				(5)
Unrealized net capital gains and losses, pre-tax				3,173
Amounts recognized for:
Insurance reserves				(28)
DAC and DSI				(179)
Amounts recognized				(207)
Deferred income taxes				(1,040)
Unrealized net capital gains and losses, after-tax				$1,926
______________________________

(1)	Included in the fair value of derivative instruments are $3 million classified as assets and $1 million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2015	2014	2013
Fixed income securities	$(2,021)	$866	$(3,200)
Equity securities	(136)	(212)	164
Derivative instruments	8	16	4
EMA limited partnerships	1	(2)	(10)
Investments classified as held for sale	—	(190)	190
Total	(2,148)	478	(2,852)
Amounts recognized for:
Insurance reserves	28	(28)	771
DAC and DSI	112	(21)	254
Amounts recognized	140	(49)	1,025
Deferred income taxes	702	(149)	639
(Decrease) increase in unrealized net capital gains and losses, after-tax	$(1,306)	$280	$(1,188)
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

($ in millions)	Less than 12 months			12 months or more
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
December 31, 2015
Fixed income securities
U.S. government and agencies	53	$1,874	$(4)	—	$—	$—	$(4)
Municipal	222	810	(6)	9	36	(14)	(20)
Corporate	1,361	17,915	(696)	111	1,024	(183)	(879)
Foreign government	9	44	—	—	—	—	—
ABS	133	1,733	(24)	20	324	(19)	(43)
RMBS	88	69	—	176	125	(10)	(10)
CMBS	13	75	(2)	1	2	(2)	(4)
Total fixed income securities	1,879	22,520	(732)	317	1,511	(228)	(960)
Equity securities	265	1,397	(107)	37	143	(32)	(139)
Total fixed income and equity securities	2,144	$23,917	$(839)	354	$1,654	$(260)	$(1,099)
Investment grade fixed income securities	1,405	$17,521	$(362)	225	$972	$(105)	$(467)
Below investment grade fixed income securities	474	4,999	(370)	92	539	(123)	(493)
Total fixed income securities	1,879	$22,520	$(732)	317	$1,511	$(228)	$(960)

December 31, 2014
Fixed income securities
U.S. government and agencies	21	$1,501	$(3)	—	$—	$—	$(3)
Municipal	252	1,008	(9)	19	116	(16)	(25)
Corporate	576	7,545	(147)	119	1,214	(93)	(240)
Foreign government	2	13	—	1	19	—	—
ABS	81	1,738	(11)	26	315	(20)	(31)
RMBS	75	70	(1)	188	156	(12)	(13)
CMBS	8	33	—	3	32	(2)	(2)
Total fixed income securities	1,015	11,908	(171)	356	1,852	(143)	(314)
Equity securities	258	866	(53)	1	11	(2)	(55)
Total fixed income and equity securities	1,273	$12,774	$(224)	357	$1,863	$(145)	$(369)
Investment grade fixed income securities	754	$9,951	$(71)	281	$1,444	$(87)	$(158)
Below investment grade fixed income securities	261	1,957	(100)	75	408	(56)	(156)
Total fixed income securities	1,015	$11,908	$(171)	356	$1,852	$(143)	$(314)
As of December 31, 2015, $710 million of the $1.10 billion unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $710 million, $338 million are related to unrealized losses on investment grade fixed income securities and $94 million are related to equity securities. Of the remaining $278 million, $227 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
As of December 31, 2015, the remaining $389 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $129 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $389 million, $215 million are related to below investment grade fixed income securities and $45 million are related to equity securities. Of these amounts, $16 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2015.

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
As of December 31, 2015, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2015, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of December 31, 2015 and 2014, the carrying value of equity method limited partnerships totaled $3.72 billion and $3.41 billion, respectively. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of December 31, 2015 and 2014, the carrying value for cost method limited partnerships was $1.15 billion and $1.12 billion, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States and totaled, net of valuation allowance, $4.34 billion and $4.19 billion as of December 31, 2015 and 2014, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower.
The following table shows the principal geographic distribution of commercial real estate represented in the Company’s mortgage loan portfolio. No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage loan portfolio carrying value)	2015	2014
California	21.3%	23.9%
Texas	9.7	8.0
New Jersey	8.7	8.0
Illinois	7.1	9.4
Florida	5.3	5.0
New York	4.4	5.9
The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage loan portfolio carrying value)	2015	2014
Apartment complex	26.4%	23.3%
Office buildings	22.7	24.3
Retail	21.3	22.2
Warehouse	18.4	17.8
Other	11.2	12.4
Total	100.0%	100.0%

The contractual maturities of the mortgage loan portfolio as of December 31, 2015 are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2016	31	$289	6.7%
2017	34	379	8.7
2018	33	392	9.0
2019	9	234	5.4
Thereafter	210	3,044	70.2
Total	317	$4,338	100.0%
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2015.
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
The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution as of December 31:

($ in millions)	2015			2014
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$64	$—	$64	$110	$—	$110
1.0 - 1.25	382	—	382	424	—	424
1.26 - 1.50	1,219	—	1,219	1,167	1	1,168
Above 1.50	2,667	—	2,667	2,450	20	2,470
Total non-impaired mortgage loans	$4,332	$—	$4,332	$4,151	$21	$4,172
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
The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2015	2014
Impaired mortgage loans with a valuation allowance	$6	$16
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$6	$16
Valuation allowance on impaired mortgage loans	$3	$8
The average balance of impaired loans was $11 million, $27 million and $88 million during 2015, 2014 and 2013, respectively.

The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2015	2014	2013
Beginning balance	$8	$21	$42
Net decrease in valuation allowance	(4)	(5)	(11)
Charge offs	(1)	(8)	(8)
Mortgage loans classified as held for sale	—	—	(2)
Ending balance	$3	$8	$21
Payments on all mortgage loans were current as of December 31, 2015 and 2014.
Municipal bonds
The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company’s portfolio as of December 31. No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2015	2014
Texas	9.2%	9.1%
New York	7.7	6.7
California	6.3	9.1
Florida	5.6	5.9
Washington	5.6	4.2
Concentration of credit risk
As of December 31, 2015, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholders’ equity.
Securities loaned
The Company’s business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2015 and 2014, fixed income and equity securities with a carrying value of $798 million and $755 million, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $2 million in each of 2015, 2014 and 2013.
Other investment information
Included in fixed income securities are below investment grade assets totaling $8.64 billion and $6.69 billion as of December 31, 2015 and 2014, respectively.
As of December 31, 2015, fixed income securities and short-term investments with a carrying value of $194 million were on deposit with regulatory authorities as required by law.
As of December 31, 2015, the carrying value of fixed income securities and other investments that were non-income producing was $26 million.

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
Corporate - public:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.
Corporate - privately placed: Valued using a discounted cash flow model that is widely accepted in the financial services industry and uses market observable inputs and inputs derived principally from, or corroborated by, observable market data. The primary inputs to the discounted cash flow model include an interest rate yield curve, as well as published credit spreads for similar assets in markets that are not active that incorporate the credit quality and industry sector of the issuer.
Foreign government:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.
ABS - collateralized debt obligations (“CDO”) and ABS - consumer and other:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads. Certain ABS - CDO and ABS - consumer and other are valued based on non-binding broker quotes whose inputs have been corroborated to be market observable.
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
Municipal:  Comprise municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”). The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads. Also included are municipal bonds valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and municipal bonds in default valued based on the present value of expected cash flows. Also includes auction rate securities (“ARS”) primarily backed by student loans that have become illiquid due to failures in the auction market and are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including the anticipated date liquidity will return to the market.
Corporate - public and Corporate - privately placed:  Primarily valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. Also included are equity-indexed notes which are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, such as volatility. Other inputs include an interest rate yield curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.
ABS - CDO, ABS - consumer and other, RMBS and CMBS:  Valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable.

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

Assets and liabilities measured at fair value on a non-recurring basis
Mortgage loans written-down to fair value in connection with recognizing impairments are valued based on the fair value of the underlying collateral less costs to sell. Limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments are generally valued using net asset values.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$3,056	$861	$5		$3,922
Municipal	—	7,240	161		7,401
Corporate - public	—	30,356	46		30,402
Corporate - privately placed	—	10,923	502		11,425
Foreign government	—	1,033	—		1,033
ABS - CDO	—	716	61		777
ABS - consumer and other	—	1,500	50		1,550
RMBS	—	946	1		947
CMBS	—	446	20		466
Redeemable preferred stock	—	25	—		25
Total fixed income securities	3,056	54,046	846		57,948
Equity securities	4,786	163	133		5,082
Short-term investments	615	1,507	—		2,122
Other investments: Free-standing derivatives	—	65	1	$(13)	53
Separate account assets	3,658	—	—		3,658
Other assets	2	—	1		3
Total recurring basis assets	12,117	55,781	981	(13)	68,866
Non-recurring basis (1)	—	—	55		55
Total assets at fair value	$12,117	$55,781	$1,036	$(13)	$68,921
% of total assets at fair value	17.6%	80.9%	1.5%	—%	100.0%
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(299)		$(299)
Other liabilities: Free-standing derivatives	(1)	(23)	(8)	$7	(25)
Total liabilities at fair value	$(1)	$(23)	$(307)	$7	$(324)
% of total liabilities at fair value	0.3%	7.1%	94.8%	(2.2)%	100.0%
______________________________

(1)	Includes $42 million of limited partnership interests and $13 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2014:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$3,240	$1,082	$6		$4,328
Municipal	—	8,227	270		8,497
Corporate - public	—	31,340	214		31,554
Corporate - privately placed	—	9,913	677		10,590
Foreign government	—	1,645	—		1,645
ABS - CDO	—	1,044	104		1,148
ABS - consumer and other	—	2,738	92		2,830
RMBS	—	1,206	1		1,207
CMBS	—	592	23		615
Redeemable preferred stock	—	26	—		26
Total fixed income securities	3,240	57,813	1,387		62,440
Equity securities	3,787	234	83		4,104
Short-term investments	692	1,843	5		2,540
Other investments: Free-standing derivatives	—	95	2	$(5)	92
Separate account assets	4,396	—	—		4,396
Other assets	2	—	1		3
Total recurring basis assets	12,117	59,985	1,478	(5)	73,575
Non-recurring basis (1)	—	—	9		9
Total assets at fair value	$12,117	$59,985	$1,487	$(5)	$73,584
% of total assets at fair value	16.5%	81.5%	2.0%	—%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(323)		$(323)
Other liabilities: Free-standing derivatives	(1)	(50)	(9)	$22	(38)
Total liabilities at fair value	$(1)	$(50)	$(332)	$22	$(361)
% of total liabilities at fair value	0.3%	13.8%	92.0%	(6.1)%	100.0%
______________________________

(1)	Includes $6 million of mortgage loans and $3 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)
	Fair value	Valuation technique	Unobservable input	Range	Weighted average
December 31, 2015
Derivatives embedded in life and annuity contracts — Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%

December 31, 2014
Derivatives embedded in life and annuity contracts — Equity-indexed and forward starting options	$(278)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of December 31, 2015 and 2014, Level 3 fair value measurements of fixed income securities total $846 million and $1.39 billion, respectively, and include $625 million and $1.03 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $96 million and $169 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2015.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$6	$—	$—	$—	$—
Municipal	270	(4)	(7)	3	(2)
Corporate - public	214	—	—	—	(175)
Corporate - privately placed	677	13	(20)	13	(106)
ABS - CDO	104	(1)	4	43	(52)
ABS - consumer and other	92	(1)	—	—	(98)
RMBS	1	—	—	—	—
CMBS	23	—	—	—	—
Total fixed income securities	1,387	7	(23)	59	(433)
Equity securities	83	(3)	(5)	—	—
Short-term investments	5	—	—	—	—
Free-standing derivatives, net	(7)	1	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,469	$5	$(28)	$59	$(433)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(323)	$19	$—	$—	$—
Total recurring Level 3 liabilities	$(323)	$19	$—	$—	$—

	Purchases	Issues	Sales	Settlements	Balance as of December 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$5
Municipal	—	—	(91)	(8)	161
Corporate - public	11	—	—	(4)	46
Corporate - privately placed	79	—	(74)	(80)	502
ABS - CDO	—	—	(2)	(35)	61
ABS - consumer and other	70	—	(5)	(8)	50
RMBS	—	—	—	—	1
CMBS	12	—	—	(15)	20
Total fixed income securities	172	—	(172)	(151)	846
Equity securities	69	—	(11)	—	133
Short-term investments	35	—	(40)	—	—
Free-standing derivatives, net	—	—	—	(1)	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$276	$—	$(223)	$(152)	$973
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(2)	$—	$7	$(299)
Total recurring Level 3 liabilities	$—	$(2)	$—	$7	$(299)
______________________________

(1)
The effect to net income totals $24 million and is reported in the Consolidated Statements of Operations as follows: $(8) million in realized capital gains and losses, $13 million in net investment income, $26 million in interest credited to contractholder funds and $(7) million in life and annuity contract benefits.

(2)	Comprises $1 million of assets and $8 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$7	$—	$—	$—	$—
Municipal	343	(2)	18	—	(17)
Corporate	1,109	24	(14)	89	(125)
ABS	192	1	2	49	(144)
RMBS	2	—	—	—	—
CMBS	43	(1)	—	5	(4)
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	1,697	22	6	143	(290)
Equity securities	132	22	(16)	—	(2)
Short-term investments	—	—	—	—	—
Free-standing derivatives, net	(5)	—	—	—	—
Other assets	—	1	—	—	—
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$2,186	$44	$(8)	$147	$(294)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(8)	$—	$—	$—
Liabilities held for sale	(246)	17	—	—	—
Total recurring Level 3 liabilities	$(553)	$9	$—	$—	$—

	Sold in LBL disposition (3)	Purchases/Issues (4)	Sales	Settlements	Balance as of December 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$6
Municipal	—	6	(74)	(4)	270
Corporate	—	64	(140)	(116)	891
ABS	—	119	—	(23)	196
RMBS	—	—	—	(1)	1
CMBS	4	8	(1)	(31)	23
Redeemable preferred stock	—	—	(1)	—	—
Total fixed income securities	4	197	(216)	(176)	1,387
Equity securities	—	83	(136)	—	83
Short-term investments	—	45	(40)	—	5
Free-standing derivatives, net	—	2	—	(4)	(7)	(2)
Other assets	—	—	—	—	1
Assets held for sale	(351)	—	(8)	(6)	—
Total recurring Level 3 assets	$(347)	$327	$(400)	$(186)	$1,469
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(14)	$—	$6	$(323)
Liabilities held for sale	230	(4)	—	3	—
Total recurring Level 3 liabilities	$230	$(18)	$—	$9	$(323)
______________________________

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$8	$—	$—	$—	$—
Municipal	965	(33)	47	6	(63)
Corporate	1,617	35	(32)	84	(323)
ABS	251	—	29	29	(86)
RMBS	3	—	—	—	—
CMBS	52	(1)	2	4	—
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	2,897	1	46	123	(472)
Equity securities	171	3	7	—	—
Free-standing derivatives, net	(27)	19	—	—	—
Other assets	1	(1)	—	—	—
Assets held for sale	—	(2)	(6)	13	(13)
Total recurring Level 3 assets	$3,042	$20	$47	$136	$(485)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(553)	$89	$—	$—	$—
Liabilities held for sale	—	20	—	—	—
Total recurring Level 3 liabilities	$(553)	$109	$—	$—	$—

	Transfer to held for sale	Purchases/Issues (2)	Sales	Settlements	Balance as of December 31, 2013
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$7
Municipal	(51)	55	(558)	(25)	343
Corporate	(244)	504	(389)	(143)	1,109
ABS	(85)	174	(82)	(38)	192
RMBS	—	—	—	(1)	2
CMBS	(5)	11	(19)	(1)	43
Redeemable preferred stock	—	—	—	—	1
Total fixed income securities	(385)	744	(1,048)	(209)	1,697
Equity securities	—	1	(50)	—	132
Free-standing derivatives, net	—	9	—	(6)	(5)	(3)
Other assets	—	—	—	—	—
Assets held for sale	385	—	(10)	(5)	362
Total recurring Level 3 assets	$—	$754	$(1,108)	$(220)	$2,186
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$265	$(111)	$—	$3	$(307)
Liabilities held for sale	(265)	(6)	—	5	(246)
Total recurring Level 3 liabilities	$—	$(117)	$—	$8	$(553)
______________________________

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
There were no transfers between Level 1 and Level 2 during 2015, 2014 or 2013.
Transfers into Level 3 during 2015, 2014 and 2013 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during 2015, 2014 and 2013 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of December 31.

($ in millions)	2015	2014	2013
Assets
Fixed income securities:
Municipal	$(12)	$(7)	$(19)
Corporate	11	11	13
ABS	2	1	(1)
RMBS	—	(1)	(1)
CMBS	—	—	(2)
Total fixed income securities	1	4	(10)
Equity securities	(4)	—	—
Free-standing derivatives, net	1	5	10
Other assets	—	1	(1)
Assets held for sale	—	—	(2)
Total recurring Level 3 assets	$(2)	$10	$(3)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$19	$(8)	$89
Liabilities held for sale	—	17	20
Total recurring Level 3 liabilities	$19	$9	$109
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $17 million in 2015 and are reported as follows: $(20) million in realized capital gains and losses, $18 million in net investment income, $26 million in interest credited to contractholder funds and $(7) million in life and annuity contract benefits. These gains and losses total $19 million in 2014 and are reported as follows: $(3) million in realized capital gains and losses, $12 million in net investment income, $(5) million in interest credited to contractholder funds and $15 million in life and annuity contract benefits. These gains and losses total $106 million in 2013 and are reported as follows: $(9) million in realized capital gains and losses, $12 million in net investment income, $35 million in interest credited to contractholder funds, $74 million in life and annuity contract benefits and $(6) million in loss on disposition of operations.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	December 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,338	$4,489	$4,188	$4,446
Cost method limited partnerships	1,154	1,450	1,122	1,488
Bank loans	1,565	1,527	1,663	1,638
Agent loans	422	408	368	361
The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell. Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral. The fair value of cost method limited partnerships is determined using reported net asset values. The fair value of bank loans, which are reported in other investments, is based on broker quotes from brokers familiar with the loans and current market conditions. The fair value of agent loans, which are reported in other investments, is based on discounted cash flow calculations that use discount rates with a spread over U.S. Treasury rates. Assumptions used in developing estimated cash flows and discount rates consider the loan’s credit and liquidity risks. The fair value measurements for mortgage loans, cost method limited partnerships, bank loans and agent loans are categorized as Level 3.
Financial liabilities

($ in millions)	December 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$12,424	$12,874	$13,734	$14,390
Long-term debt	5,124	5,648	5,140	5,835
Liability for collateral	840	840	782	782
The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts incorporating current market-based crediting rates for similar contracts that reflect the Company’s own credit risk. Deferred annuities classified in contractholder funds are valued based on discounted cash flow models that incorporate current market-based margins and reflect the Company’s own credit risk. Immediate annuities without life contingencies and funding agreements are valued based on discounted cash flow models that incorporate current market-based implied interest rates and reflect the Company’s own credit risk. The fair value measurement for contractholder funds on investment contracts is categorized as Level 3.
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
Property-Liability may use interest rate swaps, swaptions, futures and options to manage the interest rate risks of existing investments. These instruments are utilized to change the duration of the portfolio in order to offset the economic effect that interest rates would otherwise have on the fair value of its fixed income securities. Credit default swaps are typically used to mitigate the credit risk within the Property-Liability fixed income portfolio. Equity index futures and options are used by Property-Liability to offset valuation losses in the equity portfolio during periods of declining equity market values. In addition, equity futures are used to hedge the market risk related to deferred compensation liability contracts. Forward contracts are primarily used by Property-Liability to hedge foreign currency risk associated with holding foreign currency denominated investments and foreign operations.
Allstate Financial utilizes several derivative strategies to manage risk. Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to balance the respective interest-rate sensitivities of its assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Credit default swaps are typically used to mitigate the credit risk within the Allstate Financial fixed income portfolio. Financial futures and interest rate swaps are used to hedge anticipated asset purchases and liability issuances and futures and options for hedging the equity exposure contained in Allstate Financial’s equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, Allstate Financial uses equity index futures to offset valuation losses in the equity portfolio during periods of declining equity market values. Interest rate swaps are used to hedge interest rate risk inherent in funding agreements. Foreign currency swaps and forwards are primarily used by Allstate Financial to reduce the foreign currency risk associated with holding foreign currency denominated investments.
The Company may also use derivatives to manage the risk associated with corporate actions, including the sale of a business. During 2014 and December 2013, swaptions were utilized to hedge the expected proceeds from the disposition of LBL.
Asset replication refers to the “synthetic” creation of assets through the use of derivatives. The Company replicates fixed income securities using a combination of a credit default swap or a foreign currency forward contract and one or more highly rated fixed income securities, primarily investment grade host bonds, to synthetically replicate the economic characteristics of one or more cash market securities. The Company replicates equity securities using futures to increase equity exposure.
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of December 31, 2015, the Company pledged $20 million of cash in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2015.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$45	n/a	$6	$6	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	42	n/a	—	—	—
Equity and index contracts
Options and warrants (2)	Other investments	—	3,730	44	44	—
Financial futures contracts	Other assets	—	1,897	2	2	—
Foreign currency contracts
Foreign currency forwards	Other investments	185	n/a	1	2	(1)
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps — buying protection	Other investments	112	n/a	4	5	(1)
Credit default swaps — selling protection	Other investments	150	n/a	2	2	—
Other contracts
Other contracts	Other investments	31	n/a	1	1	—
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		1,523	5,627	55	57	(2)
Total asset derivatives		$1,568	5,627	$61	$63	$(2)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$19	n/a	$4	$4	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	—	—	—
Interest rate cap agreements	Other liabilities & accrued expenses	72	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	4,406	(7)	—	(7)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	361	n/a	(12)	1	(13)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	481	n/a	(38)	—	(38)
Guaranteed withdrawal benefits	Contractholder funds	332	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,781	n/a	(247)	—	(247)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps — buying protection	Other liabilities & accrued expenses	88	n/a	(2)	—	(2)
Credit default swaps — selling protection	Other liabilities & accrued expenses	105	n/a	(8)	—	(8)
Subtotal		3,390	4,406	(327)	2	(329)
Total liability derivatives		3,409	4,406	(323)	$6	$(329)
Total derivatives		$4,977	10,033	$(262)
______________________________

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

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$85	n/a	$3	$3	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	163	n/a	2	2	—
Equity and index contracts
Options and warrants (2)	Other investments	—	3,225	83	83	—
Financial futures contracts	Other assets	—	2,204	2	2	—
Foreign currency contracts
Foreign currency forwards	Other investments	471	n/a	(15)	1	(16)
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps — buying protection	Other investments	29	n/a	—	—	—
Credit default swaps — selling protection	Other investments	100	n/a	2	2	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		1,766	5,429	75	91	(16)
Total asset derivatives		$1,851	5,429	$78	$94	$(16)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$50	n/a	$(1)	$—	$(1)
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	1	1	—
Interest rate cap agreements	Other liabilities & accrued expenses	11	n/a	—	—	—
Financial futures contracts	Other liabilities & accrued expenses	—	700	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	3,960	(23)	—	(23)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	228	n/a	(1)	2	(3)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	615	n/a	(32)	—	(32)
Guaranteed withdrawal benefits	Contractholder funds	425	n/a	(13)	—	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,786	n/a	(278)	—	(278)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps — buying protection	Other liabilities & accrued expenses	420	n/a	(6)	1	(7)
Credit default swaps — selling protection	Other liabilities & accrued expenses	205	n/a	(8)	2	(10)
Subtotal		3,860	4,660	(360)	6	(366)
Total liability derivatives		3,910	4,660	(361)	$6	$(367)
Total derivatives		$5,761	10,089	$(283)
______________________________

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2015
Asset derivatives	$21	$(8)	$(5)	$8	$(4)	$4
Liability derivatives	(25)	8	(1)	(18)	9	(9)
December 31, 2014
Asset derivatives	$12	$(22)	$17	$7	$(4)	$3
Liability derivatives	(35)	22	—	(13)	8	(5)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the years ended December 31. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $3 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses in 2015, 2014 or 2013.

($ in millions)	2015	2014	2013
Gain recognized in OCI on derivatives during the period	$10	$12	$3
Gain (loss) recognized in OCI on derivatives during the term of the hedging relationship	6	(2)	(18)
Loss reclassified from AOCI into income (net investment income)	(1)	(2)	(1)
Gain (loss) reclassified from AOCI into income (realized capital gains and losses)	3	(2)	—

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations. In 2015, 2014 and 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)
	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
2015
Interest rate contracts	$1	$—	$—	$—	$—	$1
Equity and index contracts	1	—	(9)	(1)	—	(9)
Embedded derivative financial instruments	—	(7)	31	—	—	24
Foreign currency contracts	(24)	—	—	(8)	—	(32)
Credit default contracts	(2)	—	—	—	—	(2)
Other contracts	—	—	—	—	—	—
Total	$(24)	$(7)	$22	$(9)	$—	$(18)

2014
Interest rate contracts	$(10)	$—	$—	$—	$(4)	$(14)
Equity and index contracts	(18)	—	38	9	—	29
Embedded derivative financial instruments	—	15	(14)	—	—	1
Foreign currency contracts	(9)	—	—	(8)	—	(17)
Credit default contracts	1	—	—	—	—	1
Other contracts	—	—	(2)	—	—	(2)
Total	$(36)	$15	$22	$1	$(4)	$(2)

2013
Interest rate contracts	$4	$—	$—	$—	$(6)	$(2)
Equity and index contracts	(12)	—	94	34	—	116
Embedded derivative financial instruments	(1)	74	(75)	—	—	(2)
Foreign currency contracts	(9)	—	—	7	—	(2)
Credit default contracts	8	—	—	—	—	8
Other contracts	—	—	(3)	—	—	(3)
Total	$(10)	$74	$16	$41	$(6)	$115
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2015, counterparties pledged $14 million in cash and securities to the Company, and the Company pledged $13 million in cash and securities to counterparties which includes $13 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

The following table summarizes the counterparty credit exposure as of December 31 by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	2015				2014
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$82	$5	$—	1	$164	$2	$1
A	5	375	9	6	3	118	3	2
A–	1	41	3	—	1	8	—	—
BBB+	2	49	—	1	1	11	—	—
BBB	—	—	—	—	1	52	—	—
Total	9	$547	$17	$7	7	$353	$5	$3
______________________________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	2015	2014
Gross liability fair value of contracts containing credit-risk-contingent features	$21	$16
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(3)	(4)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(13)	(7)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$5	$5
Credit derivatives – selling protection
Free-standing credit default swaps (“CDS”) are utilized for selling credit protection against a specified credit event. A credit default swap is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly referred to as the “reference entity” or a portfolio of “reference entities”), in return for a periodic premium. In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. CDS typically have a five-year term.

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
December 31, 2015
Single name
Corporate debt	$20	$10	$45	$—	$75	$1
First-to-default Basket
Municipal	—	—	100	—	100	(8)
Index
Corporate debt	1	20	52	7	80	1
Total	$21	$30	$197	$7	$255	$(6)
December 31, 2014
Single name
Corporate debt	$20	$15	$90	$—	$125	$1
First-to-default Basket
Municipal	—	100	—	—	100	(9)
Index
Corporate debt	—	22	52	6	80	2
Total	$20	$137	$142	$6	$305	$(6)
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
Off-balance sheet financial instruments
The contractual amounts of off-balance sheet financial instruments as of December 31 are as follows:

($ in millions)	2015	2014
Commitments to invest in limited partnership interests	$2,551	$2,429
Commitments to extend mortgage loans	—	49
Private placement commitments	89	98
Municipal bond forward commitments	36	—
Other loan commitments	46	46
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
Municipal bond forward commitments represent purchases of newly issued debt securities with a settlement period in excess of a standard period of generally 30-60 days. The Company enters into these agreements in the normal course of business. The fair value of these commitments, which is valued based on unadjusted quoted prices less contractual amounts, is $1 million as of December 31, 2015 and is reported as a derivative financial instrument.
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
Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

($ in millions)	2015	2014	2013
Balance as of January 1	$22,923	$21,857	$21,288
Less reinsurance recoverables	5,694	4,664	4,010
Net balance as of January 1	17,229	17,193	17,278
Incurred claims and claims expense related to:
Current year	20,953	19,512	18,032
Prior years	81	(84)	(121)
Total incurred	21,034	19,428	17,911
Claims and claims expense paid related to:
Current year	13,660	12,924	11,658
Prior years	6,626	6,468	6,338
Total paid	20,286	19,392	17,996
Net balance as of December 31	17,977	17,229	17,193
Plus reinsurance recoverables	5,892	5,694	4,664
Balance as of December 31	$23,869	$22,923	$21,857
Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $1.72 billion, $1.99 billion and $1.25 billion in 2015, 2014 and 2013, respectively, net of reinsurance and other recoveries (see Note 10). Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

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
During 2015, incurred claims and claims expense related to prior years was primarily composed of net increases in auto reserves of $30 million primarily due to claim severity development for bodily injury coverage that was more than expected and litigation settlements, net decreases in homeowners reserves of $24 million due to favorable non-catastrophe reserve reestimates, net increases in other reserves of $22 million, and net increases in Discontinued Lines and Coverages reserves of $53 million. Incurred claims and claims expense includes favorable catastrophe loss reestimates of $15 million, net of reinsurance and other recoveries.
During 2014, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $238 million primarily due to claim severity development that was better than expected, net increases in homeowners reserves of $29 million due to unfavorable non-catastrophe reserve reestimates, net increases in other reserves of $13 million, and net increases in Discontinued Lines and Coverages reserves of $112 million. Incurred claims and claims expense includes unfavorable catastrophe loss reestimates of $43 million, net of reinsurance and other recoveries.
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
9.    Reserve for Life-Contingent Contract Benefits and Contractholder Funds
As of December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2015	2014
Immediate fixed annuities:
Structured settlement annuities	$6,673	$6,682
Other immediate fixed annuities	2,041	2,250
Traditional life insurance	2,584	2,521
Accident and health insurance	844	830
Other	105	97
Total reserve for life-contingent contract benefits	$12,247	$12,380
The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 2.7% to 9.0%	Present value of contractually specified future benefits
Other immediate fixed annuities
1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications; Annuity 2000 mortality table; 1983 individual annuity mortality table with internal modifications
		Interest rate assumptions range from 0% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 2.5% to 11.3%	Net level premium reserve method using the Company’s withdrawal experience rates; includes reserves for unpaid claims
Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 3.0% to 7.0%	Unearned premium; additional contract reserves for mortality risk and unpaid claims
Other: Variable annuity guaranteed minimum death benefits (1)	Annuity 2012 mortality table with internal modifications	Interest rate assumptions range from 2.1% to 5.8%	Projected benefit ratio applied to cumulative assessments
______________________________

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively “Prudential”).

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies. A liability of $28 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2014. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income. The liability is zero as of December 31, 2015.

As of December 31, contractholder funds consist of the following:

($ in millions)	2015	2014
Interest-sensitive life insurance	$7,975	$7,880
Investment contracts:
Fixed annuities	12,974	14,310
Funding agreements backing medium-term notes	85	85
Other investment contracts	261	254
Total contractholder funds	$21,295	$22,529
The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0% to 10.5% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 0% to 9.8% for immediate annuities; (8.0)% to 13.5% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.1% to 6.0% for all other products
Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 19.2% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Funding agreements backing medium-term notes	Interest rate credited is a floating rate, currently 0%	Not applicable
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
______________________________

(1)	In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.
Contractholder funds include funding agreements held by a VIE, Allstate Life Global Funding, that issued medium-term notes. The VIE’s primary assets are funding agreements used exclusively to back medium-term note programs.
Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2015	2014	2013
Balance, beginning of year	$22,529	$24,304	$39,319
Classified as held for sale, beginning balance	—	10,945	—
Total, including those classified as held for sale	22,529	35,249	39,319
Deposits	1,203	1,333	2,440
Interest credited	760	919	1,295
Benefits	(1,077)	(1,197)	(1,535)
Surrenders and partial withdrawals	(1,278)	(2,273)	(3,299)
Maturities of and interest payments on institutional products	(1)	(2)	(1,799)
Contract charges	(818)	(881)	(1,112)
Net transfers from separate accounts	7	7	12
Other adjustments	(30)	36	(72)
Sold in LBL disposition	—	(10,662)	—
Classified as held for sale, ending balance	—	—	(10,945)
Balance, end of year	$21,295	$22,529	$24,304
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

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives. The account balances of variable annuities contracts’ separate accounts with guarantees included $3.22 billion and $3.82 billion of equity, fixed income and balanced mutual funds and $341 million and $467 million of money market mutual funds as of December 31, 2015 and 2014, respectively.
The table below presents information regarding the Company’s variable annuity contracts with guarantees. The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	December 31,
	2015	2014
In the event of death
Separate account value	$3,560	$4,288
Net amount at risk (1)	$675	$581
Average attained age of contractholders	69 years	69 years
At annuitization (includes income benefit guarantees)
Separate account value	$967	$1,142
Net amount at risk (2)	$281	$238
Weighted average waiting period until annuitization options available	None	None
For cumulative periodic withdrawals
Separate account value	$294	$382
Net amount at risk (3)	$10	$8
Accumulation at specified dates
Separate account value	$371	$480
Net amount at risk (4)	$31	$24
Weighted average waiting period until guarantee date	4 years	4 years
______________________________

(1)	Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance as of the balance sheet date.

(2)	Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.

(3)	Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance as of the balance sheet date.

(4)	Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.
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
Projected benefits and contract charges used in determining the liability for certain guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based on factors such as the extent of benefit to the potential annuitant, eligibility conditions and the annuitant’s attained age. The liability for guarantees is re-evaluated periodically, and adjustments are made to the liability balance through a charge or credit to life and annuity contract benefits.
Guarantees related to the majority of withdrawal and accumulation benefits are considered to be derivative financial instruments; therefore, the liability for these benefits is established based on its fair value.

The following table summarizes the liabilities for guarantees.

($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2014 (1)	$195	$95	$60	$350
Less reinsurance recoverables	98	91	45	234
Net balance as of December 31, 2014	97	4	15	116
Incurred guarantee benefits	20	—	8	28
Paid guarantee benefits	—	—	—	—
Net change	20	—	8	28
Net balance as of December 31, 2015	117	4	23	144
Plus reinsurance recoverables	106	64	52	222
Balance, December 31, 2015 (2)	$223	$68	$75	$366

Balance, December 31, 2013 (3)	$377	$113	$65	$555
Less reinsurance recoverables	100	99	56	255
Net balance as of December 31, 2013	277	14	9	300
Incurred guarantee benefits	34	—	9	43
Paid guarantee benefits	—	—	—	—
Sold in LBL disposition	(214)	(10)	(3)	(227)
Net change	(180)	(10)	6	(184)
Net balance as of December 31, 2014	97	4	15	116
Plus reinsurance recoverables	98	91	45	234
Balance, December 31, 2014 (1)	$195	$95	$60	$350
______________________________

(1)
Included in the total liability balance as of December 31, 2014 are reserves for variable annuity death benefits of $96 million, variable annuity income benefits of $92 million, variable annuity accumulation benefits of $32 million, variable annuity withdrawal benefits of $13 million and other guarantees of $117 million.

(2)
Included in the total liability balance as of December 31, 2015 are reserves for variable annuity death benefits of $105 million, variable annuity income benefits of $65 million, variable annuity accumulation benefits of $38 million, variable annuity withdrawal benefits of $14 million and other guarantees of $144 million.

(3)
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

10.  Reinsurance
The effects of reinsurance on property-liability insurance premiums written and earned and life and annuity premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Property-liability insurance premiums written
Direct	$31,924	$30,686	$29,241
Assumed	39	48	52
Ceded	(1,092)	(1,120)	(1,129)
Property-liability insurance premiums written, net of reinsurance	$30,871	$29,614	$28,164
Property-liability insurance premiums earned
Direct	$31,274	$29,914	$28,638
Assumed	41	45	49
Ceded	(1,006)	(1,030)	(1,069)
Property-liability insurance premiums earned, net of reinsurance	$30,309	$28,929	$27,618
Life and annuity premiums and contract charges
Direct	$1,641	$1,944	$2,909
Assumed	849	629	82
Ceded	(332)	(416)	(639)
Life and annuity premiums and contract charges, net of reinsurance	$2,158	$2,157	$2,352

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
Property-Liability reinsurance recoverable
Total amounts recoverable from reinsurers as of December 31, 2015 and 2014 were $5.98 billion and $5.78 billion, respectively, including $86 million and $89 million, respectively, related to property-liability losses paid by the Company and billed to reinsurers, and $5.89 billion and $5.69 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid.
With the exception of the recoverable balances from the Michigan Catastrophic Claims Association (“MCCA”), Lloyd’s of London, New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”) and other industry pools and facilities, the largest reinsurance recoverable balance the Company had outstanding was $62 million and $65 million from Westport Insurance Corporation as of December 31, 2015 and 2014, respectively. No other amount due or estimated to be due from any single property-liability reinsurer was in excess of $32 million and $34 million as of December 31, 2015 and 2014, respectively.
The allowance for uncollectible reinsurance was $80 million and $95 million as of December 31, 2015 and 2014, respectively, and is primarily related to the Company’s Discontinued Lines and Coverages segment.
Industry pools and facilities
Reinsurance recoverable on paid and unpaid claims including IBNR as of December 31, 2015 and 2014 includes $4.66 billion and $4.42 billion, respectively, from the MCCA. The MCCA is a mandatory insurance coverage and reinsurance indemnification mechanism for personal injury protection losses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year. The retention level is $545 thousand per claim for the fiscal two-years ending June 30, 2017 compared to $530 thousand per claim for the fiscal two-years ending June 30, 2015. The MCCA is obligated to fund the ultimate liability for participating member companies qualifying claims and claims expenses. The MCCA operates similar to a reinsurance program and is funded by participating member companies through a per vehicle annual assessment. The MCCA has been legally authorized to assess participating member companies pursuant to enabling legislation that provides for annual determination and assessment. This assessment is included in the premiums charged to the Company’s customers and when collected, the Company remits the assessment to the MCCA. These assessments provide funds for the indemnification for losses described above. The MCCA is required to assess an amount each year sufficient to cover lifetime claims of all persons catastrophically injured in that year, its operating expenses, and adjustments for the amount of excesses or deficiencies in prior assessments. The MCCA prepares statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of Michigan Department of Insurance and Financial Services (“MI DOI”). The MI DOI has granted the MCCA a statutory permitted practice that expires in June of 2016 to discount its liabilities for loss and loss adjustment expense. As of June 30, 2015, the date of its most recent annual financial report, the permitted practice reduced the MCCA’s accumulated deficit by $50.64 billion to $691 million.
Allstate sells and administers policies as a participant in the National Flood Insurance Program (“NFIP”). The amounts recoverable as of December 31, 2015 and 2014 were $27 million and $7 million, respectively. Ceded premiums earned include $293 million, $312 million and $316 million in 2015, 2014 and 2013, respectively. Ceded losses incurred include $120 million, $38 million and $289 million in 2015, 2014 and 2013, respectively. Under the arrangement, the Federal Government pays all covered claims and certain qualifying claim expenses.
The PLIGA, as the statutory administrator of the Unsatisfied Claim and Judgment Fund (“UCJF”), provides compensation to qualified claimants for personal injury protection, bodily injury, or death caused by private passenger automobiles operated by uninsured or “hit and run” drivers. The UCJF also provides private passenger stranger pedestrian personal injury protection benefits when no other coverage is available. The fund provides reimbursement to insurers for the medical benefits portion of personal injury protection coverage paid in excess of $75,000 with no limits for policies issued or renewed prior to January 1, 1991 and in excess of $75,000 and capped at $250,000 for policies issued or renewed from January 1, 1991 to December 31, 2004. The amounts recoverable as of December 31, 2015 and 2014 were $500 million and $508 million, respectively.
Ceded premiums earned under the Florida Hurricane Catastrophe Fund (“FHCF”) agreement were $13 million, $11 million and $16 million in 2015, 2014 and 2013, respectively. There were no ceded losses incurred in 2015, 2014 or 2013. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $63 million for the 2 largest hurricanes and $21 million for other hurricanes, up to a maximum total of $199 million effective from June 1, 2015 to May 31, 2016. There were no amounts recoverable from the FHCF as of December 31, 2015 or 2014.

Catastrophe reinsurance
The Company has the following catastrophe reinsurance agreements in effect as of December 31, 2015:
The Nationwide Per Occurrence Excess Catastrophe Reinsurance program (the “Nationwide program”) provides $4.42 billion of reinsurance coverage subject to a $500 million retention and subject to the amount of reinsurance placed in each of its ten layers. The Nationwide program comprises four agreements: The Per Occurrence Excess Catastrophe Reinsurance agreement, the 2013-1 Property Claim Services (“PCS”) Excess Catastrophe Reinsurance agreement, the 2014-1 PCS Excess Catastrophe Reinsurance agreement, and the Buffer Layer Excess Catastrophe Reinsurance agreement.

•
The Per Occurrence Excess Catastrophe Reinsurance agreement reinsures personal lines property and automobile excess catastrophe losses caused by multiple perils in all states except Florida and New Jersey and comprises layers one through six and a portion of layer nine of the program. Coverage for each of the first through fifth layers comprises three contracts, with each contract providing one-third of 95% of the total layer limit and expiring May 31, 2016, May 31, 2017 and May 31, 2018. The sixth layer is 95% placed and comprises one contract expiring May 31, 2022. The contracts for layers one through six cover $3.07 billion in per occurrence losses subject to a $500 million retention. Coverage for a portion of layer nine is through one contract expiring May 31, 2022 that provides 29% of $446 million or $131 million in limits excess of a $3.62 billion attachment level. All contracts include one reinstatement of limits with premium required.

•
The 2013-1 PCS Excess Catastrophe Reinsurance agreement reinsures personal lines property and automobile excess catastrophe losses caused by hurricanes in 28 states and the District of Columbia, and earthquakes, including fires following earthquakes, in California, New York and Washington and comprises portions of layers seven and nine of the program. The agreement comprises two contracts that expire May 3, 2017: a Class B Excess Catastrophe Reinsurance contract provides 34% of $440 million or $150 million in limits excess of a $3.07 billion attachment level of the seventh layer, and a Class A Excess Catastrophe Reinsurance contract provides 45% of $446 million or $200 million in limits excess of a $3.62 billion attachment level of the ninth layer. The contracts do not include a reinstatement of limits.

•
The 2014-1 PCS Excess Catastrophe Reinsurance agreement reinsures personal lines property and automobile excess catastrophe losses caused by hurricanes in 29 states and the District of Columbia, and earthquakes, including fires following earthquakes, in California, New York and Washington and comprises portions of layers seven and nine and layer ten of the program. The agreement comprises three contracts: a Class D Excess Catastrophe Reinsurance contract provides 61% of $500 million or $305 million in limits excess of a $3.07 billion attachment level of the seventh layer, a Class C Excess Catastrophe Reinsurance contract provides 26% of $446 million or $115 million in limits excess of a $3.62 billion attachment level of the ninth layer, and a Class B Excess Catastrophe Reinsurance contract provides 95% of $347 million or $330 million in limits excess of a $4.07 billion attachment level of the tenth layer. The Class D contract expires May 22, 2019 and the Class C and Class B contracts expire May 22, 2018. The contracts do not include a reinstatement of limits.

•
The Buffer Layer Excess Catastrophe Reinsurance agreement reinsures personal lines property and automobile excess catastrophe losses caused by multiple perils in all states except Florida and New Jersey and comprises a portion of layer seven and layer eight of the program. The agreement comprises two contracts that expire May 31, 2017: one contract provides 34% of $60 million or $20 million in limits excess of a $3.51 billion retention and one contract provides 95% of $50 million excess of a $3.57 billion retention. The contracts do not include a restatement of limits.

Losses recoverable under the Company’s New Jersey, Kentucky, California and Pennsylvania reinsurance agreements, described below, are disregarded when determining coverage under the contracts included in the Nationwide program.

•
The New Jersey Excess Catastrophe Reinsurance agreement comprises three contracts. The contracts expire May 31, 2016, May 31, 2017 and May 31, 2018, and provide 32%, 32% and 32%, respectively, of $400 million of limits excess of a provisional $165 million retention, a $157 million retention, and a $150 million retention, respectively. The contracts reinsure personal lines property and automobile excess catastrophe losses in New Jersey. All contracts contain one reinstatement of limits each year. The reinsurance premium and retention applicable to the agreement are subject to redetermination for exposure changes annually.

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

•
The E&S Earthquake agreement comprises one three year term contract which reinsures personal lines property catastrophe losses in California caused by the peril of earthquake and insured by our excess and surplus lines insurer. The contract expires June 30, 2018. Unlike the contracts comprising the Nationwide Program, the E&S Earthquake agreement provides reinsurance on a 100% quota share basis with no retention. The contract allows for cession of policies providing earthquake coverage so long as the total amount of in-force building limits provided by those policies does not exceed $400 million. This cap limits the policies that are covered by the reinsurance and not the amount of loss eligible for cession which includes losses to dwellings, other structures, personal property, and additional living expenses on policies covered by this program. The agreement reinsures only shake damage resulting from earthquake peril.

•
The Pennsylvania Excess Catastrophe Reinsurance agreement comprises a three-year term contract that provides coverage for Allstate Protection personal lines property excess catastrophe losses in the state for multi-perils effective June 1, 2015 through May 31, 2018. The agreement provides three limits of $100 million excess of a $100 million retention subject to two limits being available in any one contract year and is 95% placed. The reinsurance premium and retention are not subject to redetermination for exposure changes.

•
The Florida Excess Catastrophe Reinsurance agreement comprises six contracts and includes our subsidiaries Castle Key Insurance Company (“CKIC”) and Castle Key Indemnity Company’s (“CKI”, and together with CKIC, “Castle Key”) participation in the mandatory Florida Hurricane Catastrophe Fund (“FHCF”). The agreement reinsures Castle Key for personal lines property excess catastrophe losses in Florida. All contracts constituting the agreement, except one, the Sanders Re 2014-2 Class A contract, provide a one year term effective June 1, 2015 through May 31, 2016 with reinsurance premium subject to redetermination for exposure changes. The Sanders Re 2014-2 contract is a three-year term contract with a risk period effective June 1, 2014 through May 31, 2017. With the exception of the mandatory FHCF contracts and the Sanders Re 2014-2 contract, all contracts provide reinsurance for qualifying losses to personal lines property arising out of multiple perils in addition to hurricanes. The mandatory FHCF contracts reinsure qualifying personal lines property losses caused by storms the National Hurricane Center declares to be hurricanes, and the Sanders Re 2014-2 contract reinsures qualifying losses to personal lines property caused by a named storm event, a severe thunderstorm event, or an earthquake event. These events are defined in the Sanders Re 2014-2 contract as events declared by various reporting agencies, including PCS, and in the case of a severe thunderstorm event, should PCS cease to report on severe thunderstorms, then such event will be deemed a severe thunderstorm if Castle Key has assigned a catastrophe code to such severe thunderstorm. The mandatory FHCF contracts include an estimated maximum provisional limit of 90% of $181 million or $163 million, in excess of a provisional retention of $66 million, and also include reimbursement of up to 5% eligible loss adjustment expenses. The limit and retention of the mandatory FHCF contracts were subject to re-measurement based on June 30, 2015 exposure data. In addition, the FHCF’s retention is subject to adjustment upward or downward to an actual retention based on submitted exposures to the FHCF by all participants. For each of the two largest hurricanes, the provisional retention is $66 million and a retention equal to one-third of that amount, or approximately $22 million, is applicable to all other hurricanes for the season beginning June 1, 2015. All contracts comprising the Florida Excess Catastrophe Reinsurance agreement, including the mandatory FHCF contracts, provide an estimated provisional limit of $707 million excess of a provisional $15 million retention.

The Company ceded premiums earned of $414 million, $437 million and $471 million under catastrophe reinsurance agreements in 2015, 2014 and 2013, respectively.
Asbestos, environmental and other
Reinsurance recoverables include $183 million and $202 million from Lloyd’s of London as of December 31, 2015 and 2014, respectively. Lloyd’s of London, through the creation of Equitas Limited, implemented a restructuring to solidify its capital base and to segregate claims for years prior to 1993. In 2007, Berkshire Hathaway’s subsidiary, National Indemnity Company, assumed responsibility for the Equitas claim liabilities through a loss portfolio transfer reinsurance agreement and continues to runoff the Equitas claims.

Allstate Financial
The Company’s Allstate Financial segment reinsures certain of its risks to other insurers primarily under yearly renewable term, coinsurance, modified coinsurance and coinsurance with funds withheld agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. Modified coinsurance and coinsurance with funds withheld are similar to coinsurance, except that the cash and investments that support the liability for contract benefits are not transferred to the assuming company and settlements are made on a net basis between the companies.
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

Period	Retention limits
April 2015 through current	Single life: $2 million per life Joint life: no longer offered
April 2011 through March 2015
Single life: $5 million per life, $3 million age 70 and over, and $10 million for contracts that meet specific criteria
Joint life: $8 million per life, and $10 million for contracts that meet specific criteria

July 2007 through March 2011	$5 million per life, $3 million age 70 and over, and $10 million for contracts that meet specific criteria
September 1998 through June 2007	$2 million per life, in 2006 the limit was increased to $5 million for instances when specific criteria were met
August 1998 and prior	Up to $1 million per life
In addition, Allstate Financial has used reinsurance to effect the disposition of certain blocks of business. Allstate Financial had reinsurance recoverables of $1.44 billion and $1.46 billion as of December 31, 2015 and 2014, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements. In 2015, life and annuity premiums and contract charges of $94 million, contract benefits of $40 million, interest credited to contractholder funds of $21 million, and operating costs and expenses of $18 million were ceded to Prudential. In 2014, life and annuity premiums and contract charges of $109 million, contract benefits of $36 million, interest credited to contractholder funds of $21 million, and operating costs and expenses of $20 million were ceded to Prudential. In 2013, life and annuity premiums and contract charges of $120 million, contract benefits of $139 million, interest credited to contractholder funds of $22 million, and operating costs and expenses of $23 million were ceded to Prudential. In addition, as of December 31, 2015 and 2014, Allstate Financial had reinsurance recoverables of $148 million and $118 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.
Allstate Financial is the assuming reinsurer for LBL’s life insurance business sold through the Allstate agency channel and LBL’s payout annuity business in force prior to the sale of LBL on April 1, 2014. Under the terms of the reinsurance agreement, the Company is required to have a trust with assets greater than or equal to the statutory reserves ceded by LBL to the Company, measured on a monthly basis. As of December 31, 2015, the trust held $5.32 billion of investments, which are reported in the Consolidated Statement of Financial Position.
As of December 31, 2015, the gross life insurance in force was $437.13 billion of which $93.33 billion was ceded to the unaffiliated reinsurers.
Allstate Financial’s reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2015	2014
Annuities	$1,457	$1,594
Life insurance	897	916
Other	185	197
Total Allstate Financial	$2,539	$2,707
As of December 31, 2015 and 2014, approximately 92% and 94%, respectively, of Allstate Financial’s reinsurance recoverables are due from companies rated A- or better by S&P.
11.   Deferred Policy Acquisition and Sales Inducement Costs
Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2015
	Allstate Financial	Property-Liability	Total
Balance, beginning of year	$1,705	$1,820	$3,525
Acquisition costs deferred	285	4,311	4,596
Amortization charged to income	(262)	(4,102)	(4,364)
Effect of unrealized gains and losses	104	—	104
Balance, end of year	$1,832	$2,029	$3,861

	2014
	Allstate Financial	Property-Liability	Total
Balance, beginning of year	$1,747	$1,625	$3,372
Classified as held for sale, beginning balance	743	—	743
Total, including those classified as held for sale	2,490	1,625	4,115
Acquisition costs deferred	280	4,070	4,350
Amortization charged to income	(260)	(3,875)	(4,135)
Effect of unrealized gains and losses	(98)	—	(98)
Sold in LBL disposition	(707)	—	(707)
Balance, end of year	$1,705	$1,820	$3,525

	2013
	Allstate Financial	Property-Liability	Total
Balance, beginning of year	$2,225	$1,396	$3,621
Acquisition costs deferred	364	3,903	4,267
Amortization charged to income	(328)	(3,674)	(4,002)
Effect of unrealized gains and losses	229	—	229
Classified as held for sale	(743)	—	(743)
Balance, end of year	$1,747	$1,625	$3,372
DSI activity for Allstate Financial, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2015	2014	2013
Balance, beginning of year	$44	$42	$41
Classified as held for sale, beginning balance	—	28	—
Total, including those classified as held for sale	44	70	41
Sales inducements deferred	3	4	24
Amortization charged to income	(4)	(4)	(7)
Effect of unrealized gains and losses	2	(3)	12
Sold in LBL disposition	—	(23)	—
Classified as held for sale, ending balance	—	—	(28)
Balance, end of year	$45	$44	$42
12.  Capital Structure
Debt
Total debt outstanding as of December 31 consisted of the following:

($ in millions)	2015	2014
6.75% Senior Debentures, due 2018	$176	$176
7.45% Senior Notes, due 2019 (1)	317	317
3.15% Senior Notes, due 2023 (1)	500	500
6.125% Senior Notes, due 2032 (1)	159	159
5.35% Senior Notes due 2033 (1)	323	323
5.55% Senior Notes due 2035 (1)	546	546
5.95% Senior Notes, due 2036 (1)	386	386
6.90% Senior Debentures, due 2038	165	165
5.20% Senior Notes, due 2042 (1)	62	62
4.50% Senior Notes, due 2043 (1)	500	500
5.10% Subordinated Debentures, due 2053	500	500
5.75% Subordinated Debentures, due 2053	800	800
6.125% Junior Subordinated Debentures, due 2067	241	252
6.50% Junior Subordinated Debentures, due 2067	500	500
Federal Home Loan Bank (“FHLB”) advances, due 2018	—	8
Long-term debt total principal	5,175	5,194
Debt issuance costs	(51)	(54)
Total long-term debt	5,124	5,140
Short-term debt (2)	—	—
Total debt	$5,124	$5,140
______________________________

(1)
Senior Notes are subject to redemption at the Company’s option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.

(2)	The Company classifies any borrowings which have a maturity of twelve months or less at inception as short-term debt.
Debt maturities for each of the next five years and thereafter as of December 31, 2015 are as follows:

($ in millions)
2016	$—
2017	—
2018	176
2019	317
2020	—
Thereafter	4,682
Total long-term debt principal	$5,175
During 2015 and 2014, the Company repurchased principal debt amounts of $11 million and $10 million, respectively. The Company recognized a loss on extinguishment of $1 million, pre-tax, in 2014, representing the excess of the repurchase price over the principal repaid, the write-off of the unamortized debt issuance costs and other costs related to the repurchase transactions.
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
The Company has outstanding $500 million of Series A 6.50% and $241 million of Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures (together the “Debentures”). The scheduled maturity dates for the Debentures are May 15, 2057 and May 15, 2037 for Series A and Series B, respectively, with a final maturity date of May 15, 2067. The Debentures may be redeemed (i) in whole or in part, at any time on or after May 15, 2037 or May 15, 2017 for Series A and Series B, respectively, at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to May 15, 2037 and May 15, 2017 for Series A and Series B, respectively, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price.
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
The terms of the Company’s outstanding subordinated debentures prohibit the Company from declaring or paying any dividends or distributions on common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on common stock or preferred stock if the Company has elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions.
In connection with the issuance of the Debentures, the Company entered into replacement capital covenants (“RCCs”). These covenants were not intended for the benefit of the holders of the Debentures and could not be enforced by them. Rather, they were for the benefit of holders of one or more other designated series of the Company’s indebtedness (“covered debt”), currently the 6.75% Senior Debentures due 2018. Pursuant to the RCCs, the Company has agreed that it will not repay, redeem, or purchase the Debentures on or before May 15, 2067 and May 15, 2047 for Series A and Series B, respectively, (or such earlier date on which the RCCs terminate by their terms) unless, subject to certain limitations, the Company has received net cash proceeds in specified amounts from the sale of common stock or certain other qualifying securities. The promises and covenants contained in the RCC will not apply if (i) S&P upgrades the Company’s issuer credit rating to A or above, (ii) the Company redeems the Debentures due to a tax event, (iii) after notice of redemption has been given by the Company and a market disruption event occurs preventing the Company from raising proceeds in accordance with the RCCs, or (iv) if the Company repurchases or redeems up to 10% of the outstanding principal of the Debentures in any one-year period, provided that no more than 25% will be so repurchased, redeemed or purchased in any ten-year period.
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
To manage short-term liquidity, the Company maintains a commercial paper program and a credit facility as a potential source of funds. These include a $1.00 billion unsecured revolving credit facility and a commercial paper program with a borrowing limit of $1.00 billion. In April 2014, the Company amended the maturity date of the facility to April 2019 and also amended the option to extend the expiration by one year at the first and second anniversary of the amendment, upon approval of existing or replacement lenders. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capitalization ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company’s senior unsecured, unguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2015 or 2014. The Company had no commercial paper outstanding as of December 31, 2015 or 2014.
The Company paid $289 million, $332 million and $361 million of interest on debt in 2015, 2014 and 2013, respectively.

The Company has $107 million of investment-related debt that is reported in other liabilities and accrued expenses as of December 31, 2015, including a commitment to fund a limited partnership of $89 million and $18 million of debt related to other investments. The Company has an outstanding line of credit to fund the limited partnership.
During 2015, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) that expires in 2018. The registration statement covers an unspecified amount of securities and can be used to issue debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.
Common stock
The Company had 900 million shares of issued common stock of which 381 million shares were outstanding and 519 million shares were held in treasury as of December 31, 2015. In 2015, the Company reacquired 43 million shares at an average cost of $65.55 and reissued 6 million net shares under equity incentive plans.
Preferred stock
The following table summarizes the Company’s outstanding preferred stock as of December 31, 2015. All represent noncumulative perpetual preferred stock with a $1.00 par value per share and a liquidation preference of $25,000 per share.

($ in millions, except per share data)		Aggregate liquidation preference		Dividend Per Share			Aggregate Dividend Payment
	Shares		Dividend rate	2015	2014	2013	2015	2014	2013
Series A	11,500	$287.5	5.625%	$1.41	$1.41	$0.83	$16	$16	$9
Series C	15,400	385.0	6.750%	1.69	1.69	0.49	26	26	8
Series D	5,400	135.0	6.625%	1.66	1.79	—	9	10	—
Series E	29,900	747.5	6.625%	1.66	1.44	—	49	43	—
Series F	10,000	250.0	6.250%	1.56	0.92	—	16	9	—
Total	72,200	$1,805					$116	$104	$17
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
The Company is prohibited from declaring or paying dividends on preferred stock in excess of the amount of net proceeds from an issuance of common stock taking place within 90 days before a dividend declaration date if, on that dividend declaration date, either: (1) the risk-based capital ratios of the largest U.S. property-casualty insurance subsidiaries that collectively account for 80% or more of the net written premiums of U.S. property-casualty insurance business on a weighted average basis were less than 175% of their company action level risk-based capital as of the end of the most recent year; or (2) consolidated net income for the four-quarter period ending on the preliminary quarter end test date (the quarter that is two quarters prior to the most recently completed quarter) is zero or negative and consolidated shareholders’ equity (excluding accumulated other comprehensive income, and subject to certain other adjustments relating to changes in U.S. GAAP) as of each of the preliminary quarter test date and the most recently completed quarter has declined by 20% or more from its level as measured at the end of the benchmark quarter (the date that is ten quarters prior to the most recently completed quarter). If the Company fails to satisfy either of these tests on any dividend declaration date, the restrictions on dividends will continue until the Company is able again to satisfy the test on a dividend declaration date. In addition, in the case of a restriction arising under (2) above, the restrictions on dividends will continue until consolidated shareholders’ equity (excluding accumulated other comprehensive income, and subject to certain other adjustments relating to changes in U.S. GAAP) has increased, or has declined by less than 20%, in either case as compared to its level at the end of the benchmark quarter for each dividend payment date as to which dividend restrictions were imposed.
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
The preferred stock is perpetual and has no maturity date. The preferred stock is redeemable at the Company’s option in whole or in part, on or after June 15, 2018 for Series A, October 15, 2018 for Series C, April 15, 2019 for Series D and E, and October 15, 2019 for Series F, at a redemption price of $25,000 per share of preferred stock, plus declared and unpaid dividends. Prior to June 15, 2018 for Series A, October 15, 2018 for Series C, April 15, 2019 for Series D and E, and October 15, 2019 for Series F, the preferred stock is redeemable at the Company’s option, in whole but not in part, within 90 days of the occurrence of certain rating agency events at a redemption price equal to $25,000 per share or, if greater, a make-whole redemption price, plus declared and unpaid dividends.
13.  Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents and certain legal expenses incurred in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges, and totaled $39 million, $18 million and $70 million in 2015, 2014 and 2013, respectively. Restructuring expenses in 2015 related to programs and actions designed to transform business operations within the organization.
The following table presents changes in the restructuring liability in 2015.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2014	$3	$1	$4
Expense incurred	18	10	28
Adjustments to liability	(5)	—	(5)
Payments applied against liability	(15)	(10)	(25)
Balance as of December 31, 2015	$1	$1	$2
The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. As of December 31, 2015, the cumulative amount incurred to date for active programs totaled $83 million for employee costs and $60 million for exit costs.
14.  Commitments, Guarantees and Contingent Liabilities
Leases
The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $179 million, $187 million and $192 million in 2015, 2014 and 2013, respectively.
Minimum rental commitments under noncancelable capital and operating leases with an initial or remaining term of more than one year as of December 31, 2015 are as follows:

($ in millions)	Capital leases	Operating leases
2016	$5	$132
2017	—	105
2018	—	87
2019	—	73
2020	—	58
Thereafter	—	175
Total	$5	$630
Present value of minimum capital lease payments	$5
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
Florida Citizens
Castle Key is subject to assessments from Citizens Property Insurance Corporation in the state of Florida (“FL Citizens”), which was initially created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. FL Citizens, at the discretion and direction of its Board of Governors (“FL Citizens Board”), can levy a regular assessment on assessable insurers and assessable insureds for a deficit in any calendar year up to a maximum of the greater of: 2% of the projected deficit or 2% of the aggregate statewide direct written premium for the prior calendar year. The base of assessable insurers includes all property and casualty premiums in the state, except workers’ compensation, medical malpractice, accident and health insurance and policies written under the NFIP. An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup this assessment, an insurer must file for a policy surcharge with the Florida Office of Insurance Regulation (“FL OIR”) at least fifteen days prior to imposing the surcharge on policies. If a deficit remains after the regular assessment, FL Citizens can also levy emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to FL Citizens as collected. Pursuant to an Order issued by the FL OIR, the emergency assessment is zero for all policies issued or renewed on or after July 1, 2015.
Louisiana Citizens
The Company is also subject to assessments from Louisiana Citizens Property Insurance Corporation (“LA Citizens”). LA Citizens can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the calendar year deficit or 10% of Louisiana direct property premiums industry-wide for the prior calendar year. If the plan year deficit exceeds the amount that can be recovered through Regular Assessments, LA Citizens may fund the remaining deficit by issuing revenue assessment bonds in the capital markets.  LA Citizens then declares Emergency Assessments each year to provide debt service on the bonds until they are retired.  Companies writing assessable lines must surcharge their policyholders Emergency Assessments in the percentage established annually by LA Citizens and must remit amounts collected to the bond trustee on a quarterly basis.
Florida Hurricane Catastrophe Fund
Castle Key participates in the mandatory coverage provided by the FHCF and therefore has access to reimbursements on certain qualifying Florida hurricane losses from the FHCF (see Note 10), has exposure to assessments and pays annual premiums to the FHCF for this reimbursement protection. The FHCF has the authority to issue bonds to pay its obligations to insurers participating in the mandatory coverage in excess of its capital balances. Payment of these bonds is funded by emergency assessments on all property and casualty premiums in the state, except workers’ compensation, medical malpractice, accident and health insurance and policies written under the NFIP. The FHCF emergency assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. The FHCF issued $625 million in bonds in 2008, and the FL OIR ordered an emergency assessment of 1% of premiums collected for all policies renewed January 1, 2007 through December 31, 2010. The FHCF issued $676 million in bonds in 2010 and the FL OIR ordered an emergency assessment of 1.3% of premiums collected for all policies written or renewed January 1, 2011 through December 31, 2014. Pursuant to an Order issued by the FL OIR, the emergency assessment is zero for all policies issued or renewed on or after January 1, 2015. The FHCF issued $2 billion in pre-event bonds in 2013 to build their capacity to reimburse member companies’ claims. The FHCF plans to fund these pre-event bonds through current FHCF cash flows.
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
California Earthquake Authority
Exposure to certain potential losses from earthquakes in California is limited by the Company’s participation in the California Earthquake Authority (“CEA”), which provides insurance for California earthquake losses. The CEA is a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage. Insurers selling homeowners insurance in California are required to offer earthquake insurance to their customers either through their company or by participation in the CEA. The Company’s homeowners policies continue to include coverages for losses caused by explosions, theft, glass breakage and fires following an earthquake, which are not underwritten by the CEA.

As of June 30, 2015, the CEA’s capital balance was approximately $4.88 billion. Should losses arising from an earthquake cause a deficit in the CEA, additional $668 million would be obtained from the proceeds of revenue bonds the CEA may issue, an existing $4.11 billion reinsurance layer, and finally, if needed, assessments on participating insurance companies. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.66 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second additional assessment, currently estimated not to exceed $238 million, if aggregate CEA earthquake losses exceed $11.56 billion and the capital of the CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA’s capital to a level of $350 million. There is no provision that allows insurers to recover assessments through a premium surcharge or other mechanism. The CEA’s projected aggregate claim paying capacity is $11.56 billion as of June 30, 2015 and if an event were to result in claims greater than its capacity, affected policyholders may be paid a prorated portion of their covered losses, paid on an installment basis, or no payments may be made if the claim paying capacity of the CEA is insufficient.
All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2014, the Company’s market share of the CEA was 13.1%. The Company does not expect its CEA market share to materially change. At this level, the Company’s maximum possible CEA assessment would be $248 million during 2016. These amounts are re-evaluated by the board of directors of the CEA on an annual basis. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company’s exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.
Texas Windstorm Insurance Association
The Company participates as a member of the Texas Windstorm Insurance Association (“TWIA”) which provides wind and hail coverage to coastal risks unable to procure coverage in the voluntary market. Wind and hail coverage is written on a TWIA-issued policy. Under current law, as amended in 2009, to the extent losses exceed premiums and reinsurance, TWIA follows a funding structure first utilizing funds set aside from periods (including prior years) in which premiums exceeded losses. Once those funds and available reinsurance are utilized, TWIA will issue up to $1 billion of securities, 30% of which will be repaid by participating insurers assessments and 70% of which will be repaid by surcharges on coastal property policies. After those funds are depleted, TWIA can issue $500 million of securities which will be repaid by participating insurer assessments. Participating companies’ maximum assessment is capped at $800 million annually. The Company’s current participation ratio is approximately 13% based upon its proportion of the premiums written. The TWIA board has not indicated the likelihood of any possible future assessments to insurers at this time. However, assessments from TWIA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company.
New Jersey Property-Liability Insurance Guaranty Association
The PLIGA, as the statutory administrator of the UCJF, provides compensation to qualified claimants for personal injury protection, bodily injury, or death caused by private passenger automobiles operated by uninsured or “hit and run” drivers. The UCJF also provides private passenger stranger pedestrian personal injury protection benefits when no other coverage is available. The fund provides reimbursement to insurers for the medical benefits portion of personal injury protection coverage paid in excess of $75,000 with no limits for policies issued or renewed prior to January 1, 1991 and in excess of $75,000 and capped at $250,000 for policies issued or renewed from January 1, 1991 to December 31, 2004. PLIGA annually assesses all admitted property and casualty insurers writing motor vehicle liability insurance in New Jersey for direct PLIGA expenses and UCJF reimbursements and expenses. Assessments to the Company totaled $8.6 million in 2015.
North Carolina Reinsurance Facility
The North Carolina Reinsurance Facility (“NCRF”) provides automobile liability insurance to drivers that insurers are not otherwise willing to insure. All insurers licensed to write automobile insurance in North Carolina are members of the NCRF. The Company also collects NCRF surcharges on all automobile policies written in the state. Premium, losses and expenses ceded to the NCRF and surcharges are remitted to the state. The NCRF results are shared by the member companies in proportion to their respective North Carolina automobile liability writings. Member companies are assessed or collect based on their participation ratios which are determined annually. As of September 30, 2015, the NCRF reported a deficit of $69.9 million in members’ equity.
North Carolina Joint Underwriters Association
The North Carolina Joint Underwriters Association (“NCJUA”) was created to provide property insurance for properties (other than the state’s beach and coastal areas) that insurers are not otherwise willing to insure. All insurers licensed to write property insurance in North Carolina are members of the NCJUA. Premiums, losses and expenses of the NCJUA are shared by the member companies in proportion to their respective North Carolina property insurance writings. Member companies are assessed when plan deficits occur, or collect based on their participation ratios, which are determined annually. As of December 31, 2015, the Company has a $1.5 million receivable from the NCJUA reflecting a plan surplus of $11.9 million from all open years.

North Carolina Insurance Underwriting Association
The North Carolina Insurance Underwriting Association (“NCIUA”) provides windstorm and hail coverage as well as homeowners policies for properties located in the state’s beach and coastal areas that insurers are not otherwise willing to insure. All insurers licensed to write residential and commercial property insurance in North Carolina are members of the NCIUA. Members are assessed in proportion to their North Carolina residential and commercial property insurance writings, which is determined annually and varies by coverage, for plan deficits. The plan currently has a surplus. No member company shall be entitled to the distribution of any portion of the Association’s surplus. Legislation in 2009 capped insurers’ assessments for losses incurred in any year at $1 billion. Subsequent to an industry assessment of $1 billion, if the plan continues to require funding, it may authorize insurers to assess a 10% surcharge on each property insurance policy statewide located in the state’s beach and coastal areas to be remitted to the plan.
Guaranty funds
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. As of December 31, 2015 and 2014, the liability balance included in other liabilities and accrued expenses was $13 million and $16 million, respectively. The related premium tax offsets included in other assets were $14 million and $15 million as of December 31, 2015 and 2014, respectively.
Guarantees
The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2015, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $50 million as of December 31, 2015. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to four years. Historically, the Company has not made any material payments pursuant to these guarantees.
The Company owns certain investments that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities. In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these investments, as measured by the amount of the aggregate initial investment, was $4 million as of December 31, 2015. The obligations associated with these investments expire at various dates on or before March 11, 2018.
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
The aggregate liability balance related to all guarantees was not material as of December 31, 2015.

Regulation and Compliance
The Company is subject to extensive laws, regulations, administrative directives, and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, and otherwise expand overall regulation of insurance products and the insurance industry. In addition, the Company is subject to laws and regulations administered and enforced by federal agencies and other organizations, including but not limited to the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the U.S. Equal Employment Opportunity Commission, and the U.S. Department of Justice. The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting. The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies. As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies. Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred. The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.
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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $875 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
Claims related proceedings
The Company is litigating two class action cases in California in which the plaintiffs allege off-the-clock wage and hour claims. One case, involving two classes, is pending in Los Angeles Superior Court and was filed in December 2007. In this case, one class includes auto field physical damage adjusters employed in the state of California from January 1, 2005 to the date of final judgment, to the extent the Company failed to pay for off-the-clock work to those adjusters who performed certain duties prior to their first assignments. The other class includes all non-exempt employees in California from December 19, 2006 until January 2010 who received pay statements from Allstate which allegedly did not comply with California law. The other case was filed in the U.S. District Court for the Central District of California in September 2010. In April 2012, the trial court certified the class, and Allstate appealed to the Ninth Circuit Court of Appeals. On September 3, 2014, the Ninth Circuit affirmed the trial court’s decision to certify the class, and Allstate filed a motion for rehearing en banc. Allstate’s motion for rehearing en banc was denied and on January 27, 2015, Allstate filed a petition for a Writ of Certiorari with the U.S. Supreme Court. On June 15, 2015, the Supreme Court denied Allstate’s petition for a writ of certiorari. The case is scheduled for trial on September 27, 2016. In addition to off-the-clock claims, the plaintiffs in this case allege other California Labor Code violations resulting from purported unpaid overtime. The class in this case includes all adjusters in the state of California, except auto field adjusters, from September 29, 2006 to final judgment. Plaintiffs in both cases seek recovery of unpaid compensation, liquidated damages, penalties, and attorneys’ fees and costs. In addition to the California class actions, a case was filed in the U.S. District Court for the Eastern District of New York alleging that no-fault claim adjusters have been improperly classified as exempt employees under New York Labor Law and the Fair Labor Standards Act. The case was filed in April 2011, and the plaintiffs are seeking unpaid wages, liquidated damages, injunctive relief, compensatory and punitive damages, and attorneys’ fees. On September 16, 2014, the court certified a class of no-fault adjusters under New York Labor Law and refused to decertify a Fair Labor Standards Act class of no-fault adjusters. Notice to the class was issued in December 2015. The class members will have sixty days from the date of mailing to opt out of the class. In the Company’s judgment a loss is not probable.
The Florida personal injury protection statute permits insurers to pay personal injury protection benefits for reasonable medical expenses based on certain benefit reimbursement limitations which are authorized by the personal injury protection statute (generally referred to as “fee schedules”) resulting from automobile accidents. The Company is litigating one class action case in federal court in Illinois in which the plaintiffs allege that Allstate’s personal injury protection policies failed to include sufficient language providing notice of Allstate’s election to apply the fee schedules. This case is brought on behalf of health care providers and insureds who submitted claims for no-fault benefits under personal injury protection policies which were in effect from 2008 through 2012, and were reimbursed based on the fee schedules. They seek a declaratory judgment that Allstate could not properly apply the fee schedules and seek damages for the difference between what they allege are the reasonable medical expenses payable under the personal injury protection coverage and the fee schedule amounts Allstate actually paid. They also seek recovery of attorneys’ fees and costs pursuant to Florida statutes.
In a Florida class action case, the court granted summary judgment in favor of Allstate on February 13, 2015, holding that Allstate’s language provided sufficient notice of an election to apply the fee schedules. Plaintiff appealed that ruling to the 11th Circuit Court of Appeals. Plaintiff’s brief was due November 8, 2015. Instead of filing a brief, the plaintiff voluntarily dismissed the case. The Illinois class action case has been stayed by the Illinois federal court pending the outcome of several Florida state court appeals.
This fee schedule issue has been the subject of thousands of individual lawsuits filed against Allstate in Florida county courts. Four of those matters are on appeal to the Florida District Courts of Appeals. On March 18, 2015, the District Court of Appeal for the First District unanimously reversed a summary judgment that had been entered against Allstate, holding that Allstate’s language was clear and unambiguous and provided adequate notice of its intent to use the fee schedules. The plaintiff’s appeal to the Florida Supreme Court was stayed. On August 19, 2015, the District Court of Appeal for the Fourth District issued a divided decision (three separate opinions, two against Allstate and one dissenting opinion deeming Allstate’s language sufficient), holding that Allstate’s language was not sufficient. The District Court of Appeal for the Fourth District has certified that its decision is in direct conflict with the District Court of Appeal for the First District’s decision. Allstate’s motion for rehearing of the District Court of Appeal for the Fourth District’s decision was denied. Allstate’s notice to the Florida Supreme Court seeking to invoke the discretionary jurisdiction of that court was accepted on January 20, 2016. Briefing has just commenced in this case. In the District Court of Appeal for the Second District, the court heard oral argument on September 22, 2015, and has taken the matter under advisement. In the District Court of Appeal for the Third District, the court heard oral argument on February 3, 2016, and has taken the matter under advisement. In the Company’s judgment, a loss is not probable.
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

Romero I and II consolidated proceedings: In 2004, the court ruled that the release was voidable and certified classes of agents, including a mandatory class of agents who had signed the release, for purposes of effectuating the court’s declaratory judgment that the release was voidable. In 2007, the court vacated its ruling and granted the Company’s motion for summary judgment on all claims. Plaintiffs appealed and in July 2009, the U.S. Court of Appeals for the Third Circuit vacated the trial court’s entry of summary judgment in the Company’s favor, remanded the case to the trial court for additional discovery, and instructed the trial court to first address the validity of the release after additional discovery. Following the completion of discovery limited to the validity of the release, the parties filed cross motions for summary judgment with respect to the validity of the release. On February 28, 2014, the trial court denied plaintiffs’ and the Company’s motions for summary judgment, concluding that the question of whether the releases were knowingly and voluntarily signed under a totality of circumstances test raised disputed issues of fact to be resolved at trial. Among other things, the court also held that the release, if valid, would bar all claims in Romero I and II. On May 23, 2014, plaintiffs moved to certify a class as to certain issues relating to the validity of the release. The court denied plaintiffs’ class certification motion on October 6, 2014, stating, among other things, that individual factors and circumstances must be considered to determine whether each release signer entered into the release knowingly and voluntarily. The court entered an order on December 11, 2014, (a) stating that the court’s October 6, 2014 denial of class certification as to release-related issues did not resolve whether issues relating to the merits of plaintiffs’ claims may be subject to class certification at a later time, and (b) holding that the court’s October 6, 2014 order restarted the running of the statute of limitation for any former employee agent who wished to challenge the validity of the release. In an order entered January 7, 2015, the court denied reconsideration of its December 11, 2014 order and clarified that all statutes of limitations to challenge the release would resume running on March 2, 2015. Since the Court’s January 7, 2015 order, a total of 459 additional individual plaintiffs have filed separate lawsuits similar to Romero I or sought to intervene in the Romero I action. Trial proceedings have commenced to determine the question of whether the releases of the original named plaintiffs in Romero I and II were knowingly and voluntarily signed. Additionally, plaintiffs asserted two equitable defenses to the release which were to be determined by the court and not the jury. As to the first trial proceeding involving ten plaintiffs, the jury reached verdicts on June 17, 2015 finding that two plaintiffs signed their releases knowingly and voluntarily and eight plaintiffs did not sign their releases knowingly and voluntarily. On January 28, 2016, the court entered its opinion and judgment finding in Allstate’s favor as to all ten plaintiffs on the two equitable defenses to the release. The trial result is not yet final and may be subject to further proceedings. The remaining two trials for the original Romero I and II plaintiffs were scheduled to commence in the fourth quarter of 2015; however, these trials have been postponed. No new trial dates have been set and no other trials are currently scheduled. The Court has not yet addressed a schedule for deciding the validity of the release signed by the new plaintiffs. In the fourth quarter of 2015, the Court granted defendants’ motions for partial dismissal and dismissed plaintiffs’ state law claims and federal retaliation claims. Plaintiffs’ other claims under the ADEA and ERISA remain. The Court’s orders are subject to further proceedings. On February 1, 2016, these cases were reassigned to a new judge.
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
Asbestos and environmental
Allstate’s reserves for asbestos claims were $960 million and $1.01 billion, net of reinsurance recoverables of $458 million and $478 million, as of December 31, 2015 and 2014, respectively. Reserves for environmental claims were $179 million and $203 million, net of reinsurance recoverables of $43 million and $64 million, as of December 31, 2015 and 2014, respectively. Approximately 57% and 57% of the total net asbestos and environmental reserves as of December 31, 2015 and 2014, respectively, were for incurred but not reported estimated losses.
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
The Internal Revenue Service (“IRS”) is currently examining the Company’s 2013 and 2014 federal income tax returns. The IRS completed the audit of the Company’s 2011 and 2012 federal income tax returns and issued a final Revenue Agent’s Report on June 10, 2015. The Company’s tax years prior to 2011 have been examined by the IRS and the statute of limitations has expired on those years. Any adjustments that may result from IRS examinations of the Company’s tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.
The reconciliation of the change in the amount of unrecognized tax benefits for the years ended December 31 is as follows:

($ in millions)	2015	2014	2013
Balance – beginning of year	$—	$—	$25
Increase for tax positions taken in a prior year	4	—	1
Decrease for tax positions taken in a prior year	—	—	—
Increase for tax positions taken in the current year	3	—	—
Decrease for tax positions taken in the current year	—	—	—
Decrease for settlements	—	—	(26)
Reductions due to lapse of statute of limitations	—	—	—
Balance – end of year	$7	$—	$—
The Company believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months. Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the Company’s effective tax rate.
The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company did not record interest income or expense relating to unrecognized tax benefits in income tax expense in 2015, 2014 or 2013. As of December 31, 2015 and 2014, there was no interest accrued with respect to unrecognized tax benefits. No amounts have been accrued for penalties.

The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2015	2014
Deferred assets
Unearned premium reserves	$796	$763
Pension	236	254
Discount on loss reserves	203	210
Difference in tax bases of invested assets	202	64
Accrued compensation	189	206
Other postretirement benefits	76	138
Other assets	137	138
Total deferred assets	1,839	1,773
Deferred liabilities
DAC	(1,157)	(1,076)
Unrealized net capital gains	(303)	(994)
Life and annuity reserves	(260)	(192)
Other liabilities	(209)	(226)
Total deferred liabilities	(1,929)	(2,488)
Net deferred liability	$(90)	$(715)
Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.
As of December 31, 2015, the Company has net operating loss carryforwards of $58 million which will expire at the end of 2025 through 2029.
The components of income tax expense for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Current	$1,033	$1,123	$869
Deferred	78	263	247
Total income tax expense	$1,111	$1,386	$1,116
The Company paid income taxes of $1.07 billion, $1.07 billion and $500 million in 2015, 2014 and 2013, respectively. The Company had current income tax receivable of $59 million and current income tax payable of $158 million as of December 31, 2015 and 2014, respectively.
A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(1.0)	(0.9)	(1.8)
Tax credits	(0.9)	(0.7)	(2.2)
Sale of subsidiary	—	(0.9)	2.0
Other (1)	0.8	0.2	(0.1)
Effective income tax rate	33.9%	32.7%	32.9%
______________________________

(1)	Includes $45 million of income tax expense related to the change in accounting guidance for investments in qualified affordable housing projects adopted in 2015.
16.  Statutory Financial Information and Dividend Limitations
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

Statutory net income (loss) and capital and surplus of Allstate’s domestic insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

($ in millions)	Net income (loss)			Capital and surplus
	2015	2014	2013	2015	2014
Amounts by major business type:
Property-Liability (1)	$1,826	$2,501	$2,707	$13,332	$14,412
Allstate Financial	(56)	1,130	504	3,154	2,907
Amount per statutory accounting practices	$1,770	$3,631	$3,211	$16,486	$17,319
______________________________

(1)	The Property-Liability statutory capital and surplus balances exclude wholly-owned subsidiaries included in the Allstate Financial segment.
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
The payment of shareholder dividends by AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. AIC paid dividends of $2.31 billion in 2015. The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2016 is $1.71 billion, less dividends paid during the preceding twelve months measured at that point in time. The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30 day notice period. Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for AIC totaled $10.65 billion as of December 31, 2015, and cannot result in capital and surplus being less than the minimum amount required by law.
Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity. Companies that do not maintain adjusted statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions. Company action level RBC is significantly in excess of the minimum capital requirements. Total adjusted statutory capital and surplus and authorized control level RBC of AIC were $15.62 billion and $2.48 billion, respectively, as of December 31, 2015. Substantially all of the Corporation’s insurance subsidiaries are subsidiaries of and/or reinsure all of their business to AIC, including ALIC. The subsidiaries are included as a component of AIC’s total statutory capital and surplus.
The amount of restricted net assets, as represented by the Corporation’s investment in its insurance subsidiaries, was $23 billion as of December 31, 2015.
Intercompany transactions
Notification and approval of intercompany lending activities is also required by the IL DOI for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.
17.  Benefit Plans
Pension and other postretirement plans
Defined benefit pension plans cover most full-time employees, certain part-time employees and employee-agents. Benefits under the pension plans are based upon the employee’s length of service, eligible annual compensation and, prior to January 1, 2014, either a cash balance or final average pay formula. A cash balance formula applies to all eligible employees hired after August 1, 2002. Eligible employees hired before August 1, 2002 chose between the cash balance formula and the final average pay formula. In July 2013, the Company amended its primary plans effective January 1, 2014 to introduce a new cash balance formula to replace the previous formulas (including the final average pay formula and the previous cash balance formula) under which eligible employees accrue benefits.
The Company also provides a medical coverage subsidy for eligible employees hired before January 1, 2003, including their eligible dependents, when they retire and certain life insurance benefits for eligible retirees (“postretirement benefits”). In July 2013, the Company amended the plan to eliminate the life insurance benefits effective January 1, 2014 for current eligible employees and effective January 1, 2016 for eligible retirees who retired after 1989. In 2016, the Company continues to pay life insurance premiums for certain retiree plaintiffs subject to a court order requiring it to do so until such time as their lawsuit seeking to keep their life insurance benefits intact is resolved. Qualified employees may become eligible for a medical subsidy if they retire in accordance with the terms of the applicable plans and are continuously insured under the Company’s group plans or other approved plans in accordance with the plan’s participation requirements. The Company shares the cost of retiree medical benefits with non Medicare-eligible retirees based on years of service, with the Company’s share being subject to a 5% limit on future annual medical cost inflation after retirement. For Medicare-eligible retirees, the Company provides a fixed Company contribution based on years of service and other factors, which is not subject to adjustments for inflation.
The Company has reserved the right to modify or terminate its benefit plans at any time and for any reason.
Obligations and funded status
The Company calculates benefit obligations based upon generally accepted actuarial methodologies using the projected benefit obligation (“PBO”) for pension plans and the accumulated postretirement benefit obligation (“APBO”) for other postretirement plans. The determination of pension costs and other postretirement obligations are determined using a December 31 measurement date. The benefit obligations represent the actuarial present value of all benefits attributed to employee service rendered as of the measurement date. The PBO is measured using the pension benefit formulas and assumptions as to future compensation levels. A plan’s funded status is calculated as the difference between the benefit obligation and the fair value of plan assets. The Company’s funding policy for the pension plans is to make annual contributions at a level that is in accordance with regulations under the Internal Revenue Code (“IRC”) and generally accepted actuarial principles. The Company’s postretirement benefit plans are not funded.
The components of the plans’ funded status that are reflected in the Consolidated Statements of Financial Position as of December 31 are as follows:

($ in millions)	Pension benefits		Postretirement benefits
	2015	2014	2015	2014
Fair value of plan assets	$5,353	$5,783	$—	$—
Less: Benefit obligation	6,130	6,493	405	575
Funded status	$(777)	$(710)	$(405)	$(575)

Items not yet recognized as a component of net periodic cost:
Net actuarial loss (gain)	$2,710	$2,707	$(263)	$(111)
Prior service credit	(365)	(422)	(61)	(83)
Unrecognized pension and other postretirement benefit cost, pre-tax	2,345	2,285	(324)	(194)
Deferred income tax	(821)	(800)	115	72
Unrecognized pension and other postretirement benefit cost	$1,524	$1,485	$(209)	$(122)
The $3 million increase in the pension net actuarial loss during 2015 is primarily related to lower than expected return on assets, substantially offset by an increase in the discount rate. The majority of the $2.71 billion net actuarial pension benefit losses not yet recognized in 2015 reflects decreases in the discount rate and the effect of unfavorable equity market conditions on the value of the pension plan assets in prior years. The $152 million increase in the OPEB net actuarial gain during 2015 primarily related to changes in the persistency and participation assumptions.
The primary qualified employee plan represents 79% of the pension benefits’ underfunded status as of December 31, 2015.
The change in 2015 in items not yet recognized as a component of net periodic cost, which is recorded in unrecognized pension and other postretirement benefit cost, is shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net periodic cost – December 31, 2014	$2,285	$(194)
Net actuarial loss (gain) arising during the period	242	(158)
Net actuarial (loss) gain amortized to net periodic benefit cost	(221)	9
Prior service credit arising during the period	—	—
Prior service credit amortized to net periodic benefit cost	56	22
Translation adjustment and other	(17)	(3)
Items not yet recognized as a component of net periodic cost – December 31, 2015	$2,345	$(324)

The net actuarial loss (gain) is recognized as a component of net periodic cost amortized over the average remaining service period of active employees expected to receive benefits. Estimates of the net actuarial loss (gain) and prior service credit expected to be recognized as a component of net periodic benefit cost during 2016 are shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Net actuarial loss (gain)	$174	$(32)
Prior service credit	(56)	(21)
The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $6.05 billion and $6.42 billion as of December 31, 2015 and 2014, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.
The PBO, ABO and fair value of plan assets for the Company’s pension plans with an ABO in excess of plan assets were $5.81 billion, $5.74 billion and $5.02 billion, respectively, as of December 31, 2015 and $6.12 billion, $6.06 billion and $5.38 billion, respectively, as of December 31, 2014. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $143 million and $147 million for 2015 and 2014, respectively.
The changes in benefit obligations for all plans for the years ended December 31 are as follows:

($ in millions)	Pension benefits		Postretirement benefits
	2015	2014	2015	2014
Benefit obligation, beginning of year	$6,493	$5,297	$575	$482
Service cost	114	96	12	10
Interest cost	258	262	23	23
Participant contributions	—	1	19	19
Actuarial (gain) loss	(225)	1,243	(158)	103
Benefits paid (1)	(443)	(368)	(54)	(57)
Plan amendments	—	—	—	—
Translation adjustment and other	(67)	(38)	(12)	(5)
Curtailment gain	—	—	—	—
Benefit obligation, end of year	$6,130	$6,493	$405	$575
______________________________

(1)	Benefits paid include lump sum distributions, a portion of which may trigger settlement accounting treatment.
Components of net periodic cost
The components of net periodic cost for all plans for the years ended December 31 are as follows:

	Pension benefits			Postretirement benefits
($ in millions)	2015	2014	2013	2015	2014	2013
Service cost	$114	$96	$140	$12	$10	$12
Interest cost	258	262	265	23	23	28
Expected return on plan assets	(424)	(398)	(394)	—	—	—
Amortization of:
Prior service credit	(56)	(58)	(28)	(22)	(23)	(23)
Net actuarial loss (gain)	190	127	235	(9)	(22)	(16)
Settlement loss	31	54	277	—	—	—
Curtailment gain	—	—	—	—	—	(181)
Net periodic cost (credit)	$113	$83	$495	$4	$(12)	$(180)
Assumptions
Weighted average assumptions used to determine net pension cost and net postretirement benefit cost for the years ended December 31 are:

	Pension benefits			Postretirement benefits
($ in millions)	2015	2014	2013	2015	2014	2013
Discount rate	4.10%	5.00%	4.60%	3.97%	5.11%	3.75%
Rate of increase in compensation levels	3.5	3.5	3.5	n/a	n/a	n/a
Expected long-term rate of return on plan assets	7.33	7.36	7.75	n/a	n/a	n/a

Weighted average assumptions used to determine benefit obligations as of December 31 are listed in the following table.

	Pension benefits		Postretirement benefits
	2015	2014	2015	2014
Discount rate	4.83%	4.10%	4.56%	4.15%
Rate of increase in compensation levels	3.2	3.5	n/a	n/a
The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 6.3% for 2016, gradually declining to 4.5% in 2038 and remaining at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $3 million and $20 million, respectively. A one percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $2 million and $17 million, respectively.
Pension plan assets
The change in pension plan assets for the years ended December 31 is as follows:

($ in millions)	2015	2014
Fair value of plan assets, beginning of year	$5,783	$5,602
Actual return on plan assets	(43)	540
Employer contribution	125	49
Benefits paid	(443)	(368)
Translation adjustment and other	(69)	(40)
Fair value of plan assets, end of year	$5,353	$5,783
In general, the Company’s pension plan assets are managed in accordance with investment policies approved by pension investment committees. The purpose of the policies is to ensure the plans’ long-term ability to meet benefit obligations by prudently investing plan assets and Company contributions, while taking into consideration regulatory and legal requirements and current market conditions. The investment policies are reviewed periodically and specify target plan asset allocation by asset category. In addition, the policies specify various asset allocation and other risk limits. The target asset allocation takes the plans’ funding status into consideration, among other factors, including anticipated demographic changes or liquidity requirements that may affect the funding status such as the potential impact of lump sum settlements as well as existing or expected market conditions. In general, the allocation has a lower overall investment risk when a plan is in a stronger funded status position since there is less economic incentive to take risk to increase the expected returns on the plan assets. As a result, the primary employee plan has a greater allocation to equity securities than the employee-agent plan. The primary qualified employee plan comprises 80% of total plan assets and 86% of equity securities. The pension plans’ asset exposure within each asset category is tracked against widely accepted established benchmarks for each asset class with limits on variation from the benchmark established in the investment policy. Pension plan assets are regularly monitored for compliance with these limits and other risk limits specified in the investment policies.
The pension plans’ weighted average target asset allocation and the actual percentage of plan assets, by asset category as of December 31, 2015 are as follows:

	Target asset allocation (1)	Actual percentage of plan assets
Asset category	2015	2015	2014
Equity securities (2)	53 - 63%	60%	41%
Fixed income securities	28 - 37%	30	50
Limited partnership interests	0 - 12%	7	7
Short-term investments and other	—	3	2
Total without securities lending (3)		100%	100%
______________________________

(1)	The target asset allocation considers risk based exposure while the actual percentage of plan assets utilizes a financial reporting view excluding exposure provided through derivatives.

(2)
The actual percentage of plan assets for equity securities include private equity investments that are subject to the limited partnership interests target allocation of 2% and 1% in 2015 and 2014, respectively, fixed income mutual funds that are subject to the fixed income securities target allocation of 3% for both 2015 and 2014 as well as 9% of equity exposure created through a derivative which is not included in the actual allocations in 2014.

(3)	Securities lending collateral reinvestment of $152 million and $217 million is excluded from the table above in 2015 and 2014, respectively.

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
Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. As of December 31, 2015, U.S. government fixed income securities and U.S. equity securities are lent out and cash collateral is invested 5% in fixed income securities and 95% in short-term investments.
The following table presents the fair values of pension plan assets as of December 31, 2015.

($ in millions)
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2015
Equity securities	$136	$2,945	$100	$3,181
Fixed income securities:
U.S. government and agencies	72	334	—	406
Municipal	—	—	7	7
Corporate	—	1,205	10	1,215
Short-term investments	112	184	—	296
Limited partnership interests:
Real estate funds (1)	—	—	104	104
Private equity funds (2)	—	—	237	237
Hedge funds	—	—	33	33
Cash and cash equivalents	22	—	—	22
Total plan assets at fair value	$342	$4,668	$491	5,501
% of total plan assets at fair value	6.2%	84.9%	8.9%	100.0%

Securities lending obligation (3)				(167)
Other net plan assets (4)				19
Total reported plan assets				$5,353
______________________________

(1)	Real estate funds held by the pension plans are primarily invested in U.S. commercial real estate.

(2)	Private equity investments held by the pension plans are primarily comprised of buyout and growth funds in North America and other developed markets.

(3)
The securities lending obligation represents the plan’s obligation to return securities lending collateral received under a securities lending program. The terms of the program allow both the plan and the counterparty the right and ability to redeem/return the securities loaned on short notice. Due to its relatively short-term nature, the outstanding balance of the obligation approximates fair value.

(4)	Other net plan assets represent interest and dividends receivable and net receivables related to settlements of investment transactions, such as purchases and sales.

The following table presents the fair values of pension plan assets as of December 31, 2014.

($ in millions)
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2014
Equity securities	$161	$2,109	$75	$2,345
Fixed income securities:
U.S. government and agencies	870	44	—	914
Foreign government	—	28	—	28
Municipal	—	—	14	14
Corporate	—	1,822	12	1,834
RMBS	—	115	—	115
Short-term investments	55	254	—	309
Limited partnership interests:
Real estate funds	—	—	154	154
Private equity funds	—	—	218	218
Hedge funds	—	—	32	32
Cash and cash equivalents	34	—	—	34
Free-standing derivatives:
Assets	(1)	—	—	(1)
Liabilities	(3)	—	—	(3)
Total plan assets at fair value	$1,116	$4,372	$505	5,993
% of total plan assets at fair value	18.6%	73.0%	8.4%	100.0%

Securities lending obligation				(234)
Other net plan assets				24
Total reported plan assets				$5,783
The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 6.
The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2015.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2014	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2015
Equity securities	$75	$1	$(5)	$29	$—	$100
Fixed income securities:
Municipal	14	—	—	(7)	—	7
Corporate	12	—	—	—	(2)	10
Limited partnership interests:
Real estate funds	154	—	(12)	(38)	—	104
Private equity funds	218	—	(8)	27	—	237
Hedge funds	32	—	1	—	—	33
Total Level 3 plan assets	$505	$1	$(24)	$11	$(2)	$491

The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2014.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2013	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2014
Equity securities	$237	$2	$2	$(166)	$—	$75
Fixed income securities:
Municipal	18	—	—	(4)	—	14
Corporate	18	—	—	(6)	—	12
Limited partnership interests:
Real estate funds	197	(3)	6	(46)	—	154
Private equity funds	211	(4)	4	7	—	218
Hedge funds	9	—	—	23	—	32
Total Level 3 plan assets	$690	$(5)	$12	$(192)	$—	$505
The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2013.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2012	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2013
Equity securities	$314	$3	$18	$(98)	$—	$237
Fixed income securities:
Municipal	129	7	1	(119)	—	18
Corporate	10	5	—	3	—	18
Limited partnership interests:
Real estate funds	214	—	11	(28)	—	197
Private equity funds	199	—	(2)	14	—	211
Hedge funds	80	—	—	(71)	—	9
Total Level 3 plan assets	$946	$15	$28	$(299)	$—	$690
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company’s assumption for the expected long-term rate of return on plan assets is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward looking nature of this assumption, the actual returns in any one year do not immediately result in a change. In giving consideration to the targeted plan asset allocation, the Company evaluated returns using the same sources it has used historically which include: historical average asset class returns from an independent nationally recognized vendor of this type of data blended together using the asset allocation policy weights for the Company’s pension plans; asset class return forecasts from a large global independent asset management firm that specializes in providing multi-asset class investment fund products which were blended together using the asset allocation policy weights; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. This same methodology has been applied on a consistent basis each year. All of these were consistent with the Company’s weighted average long-term rate of return on plan assets assumption of 7.33% used for 2015 and 7.30% that will be used for 2016. The assumption for the primary qualified employee plan is 7.75% and the employee-agent plan is 5.75% for both years. The employee-agent plan assumption is lower than the primary qualified employee plan assumption due to a lower investment allocation to equity securities and a higher allocation to fixed income securities. As of the 2015 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 6.9% and 7.7%, respectively.
Cash flows
There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2015. The Company currently plans to contribute $129 million to its pension plans in 2016.
The Company contributed $35 million and $38 million to the postretirement benefit plans in 2015 and 2014, respectively. Contributions by participants were $19 million and $19 million in 2015 and 2014, respectively.

Estimated future benefit payments
Estimated future benefit payments expected to be paid in the next 10 years, based on the assumptions used to measure the Company’s benefit obligation as of December 31, 2015, are presented in the table below.

($ in millions)	Pension benefits	Postretirement benefits
2016	$341	$26
2017	372	26
2018	388	26
2019	436	28
2020	472	29
2021-2025	2,569	155
Total benefit payments	$4,578	$290
Allstate 401(k) Savings Plan
Employees of the Company, with the exception of those employed by the Company’s international, Esurance and Answer Financial subsidiaries, are eligible to become members of the Allstate 401(k) Savings Plan (“Allstate Plan”). The Company’s contributions are based on the Company’s matching obligation and certain performance measures. The Company is responsible for funding its anticipated contribution to the Allstate Plan, and may, at the discretion of management, use the ESOP to pre-fund certain portions. In connection with the Allstate Plan, the Company has a note from the ESOP with a principal balance of $11 million as of December 31, 2015. The ESOP note has a fixed interest rate of 7.9% and matures in 2019. The Company records dividends on the ESOP shares in retained income and all the shares held by the ESOP are included in basic and diluted weighted average common shares outstanding.
The Company’s contribution to the Allstate Plan was $79 million, $75 million and $54 million in 2015, 2014 and 2013, respectively. These amounts were reduced by the ESOP benefit computed for the years ended December 31 as follows:

($ in millions)	2015	2014	2013
Interest expense recognized by ESOP	$1	$1	$2
Less: dividends accrued on ESOP shares	(3)	(4)	(3)
Cost of shares allocated	10	8	7
Compensation expense	8	5	6
Reduction of defined contribution due to ESOP	73	71	46
ESOP benefit	$(65)	$(66)	$(40)
The Company made $2 million, $3 million and $2 million in contributions to the ESOP in 2015, 2014 and 2013, respectively. As of December 31, 2015, total committed to be released, allocated and unallocated ESOP shares were 1 million, 36 million and 2 million, respectively.
Allstate’s Canadian, Esurance and Answer Financial subsidiaries sponsor defined contribution plans for their eligible employees. Expense for these plans was $10 million, $11 million and $11 million in 2015, 2014 and 2013, respectively.
18.  Equity Incentive Plans
The Company currently has equity incentive plans under which the Company grants nonqualified stock options, restricted stock units and performance stock awards to certain employees and directors of the Company. The total compensation expense related to equity awards was $81 million, $88 million and $93 million and the total income tax benefits were $28 million, $30 million and $32 million for 2015, 2014 and 2013, respectively. Total cash received from the exercise of options was $187 million, $314 million and $212 million for 2015, 2014 and 2013, respectively. Total tax benefit realized on options exercised and stock unrestricted was $82 million, $73 million and $65 million for 2015, 2014 and 2013, respectively.
The Company records compensation expense related to awards under these plans over the shorter of the period in which the requisite service is rendered or retirement eligibility is attained. Compensation expense for performance share awards is based on the probable number of awards expected to vest using the performance level most likely to be achieved at the end of the performance period. As of December 31, 2015, total unrecognized compensation cost related to all nonvested awards was $71 million, of which $28 million related to nonqualified stock options which are expected to be recognized over the weighted average vesting period of 1.60 years, $35 million related to restricted stock units which are expected to be recognized over the weighted average vesting period of 1.84 years and $8 million related to performance stock awards which are expected to be recognized over the weighted average vesting period of 1.49 years.
Options are granted to employees with exercise prices equal to the closing share price of the Company’s common stock on the applicable grant date. Options granted to employees on or after February 18, 2014 vest ratably over a three-year period. Options granted prior to February 18, 2014 vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances. Options may be exercised once vested and will expire no later than ten years after the date of grant.
Restricted stock units granted on or after February 18, 2014 vest and convert in full on the third anniversary of the grant date, except for directors whose awards vest immediately and convert after leaving the board. Restricted stock units granted to employees prior to February 18, 2014 convert 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.
Performance stock awards vest and convert into shares of stock on the third anniversary of the grant date. Vesting of the number of performance stock awards earned based on the attainment of performance goals for each of the performance periods is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances, and achievement of performance goals.
A total of 97.6 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans’ terms. As of December 31, 2015, 25.8 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.
The fair value of each option grant is estimated on the date of grant using a binomial lattice model. The Company uses historical data to estimate option exercise and employee termination within the valuation model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the binominal lattice model and represents the period of time that options granted are expected to be outstanding. The expected volatility of the price of the underlying shares is implied based on traded options and historical volatility of the Company’s common stock. The expected dividends were based on the current dividend yield of the Company’s stock as of the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used are shown in the following table.

	2015	2014	2013
Weighted average expected term	6.5 years	6.5 years	8.2 years
Expected volatility	16.0 - 37.8%	16.8 - 42.2%	19.1 - 48.1%
Weighted average volatility	24.7%	28.3%	31.0%
Expected dividends	1.6 - 2.1%	1.7 - 2.2%	1.9 - 2.2%
Weighted average expected dividends	1.7%	2.1%	2.2%
Risk-free rate	0.0 - 2.4%	0.0 - 3.0%	0.0 - 2.9%
A summary of option activity for the year ended December 31, 2015 is shown in the following table.

	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2015	17,989	$42.05
Granted	2,264	70.26
Exercised	(4,375)	42.71
Forfeited	(156)	54.58
Expired	(6)	54.31
Outstanding as of December 31, 2015	15,716	45.81	$274,191	5.5
Outstanding, net of expected forfeitures	15,601	45.68	273,702	5.5
Outstanding, exercisable (“vested”)	10,097	40.62	217,292	4.1
The weighted average grant date fair value of options granted was $15.45, $12.50 and $11.99 during 2015, 2014 and 2013, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $117 million, $151 million and $92 million during 2015, 2014 and 2013, respectively.

The changes in restricted stock units are shown in the following table for the year ended December 31, 2015.

	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2015	2,280	$42.71
Granted	579	69.25
Vested	(891)	37.36
Forfeited	(129)	54.00
Nonvested as of December 31, 2015	1,839	52.86
The fair value of restricted stock units is based on the market value of the Company’s stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock units granted was $69.25, $52.70 and $45.78 during 2015, 2014 and 2013, respectively. The total fair value of restricted stock units vested was $63 million, $60 million and $104 million during 2015, 2014 and 2013, respectively.
The changes in performance stock awards are shown in the following table for the year ended December 31, 2015.

	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2015	1,304	$39.70
Granted	229	70.37
Adjustment for performance achievement	199	36.96
Vested	(802)	32.05
Nonvested as of December 31, 2015	930	53.27
The increase in PSA’s comprises those initially granted in 2015 and the adjustment to previously granted PSA’s for performance achievement. The fair value of performance stock awards is based on the market value of the Company’s stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of performance stock awards granted was $70.37, $52.18 and $45.61 during 2015, 2014 and 2013, respectively. The total fair value of performance stock awards vested was $56 million during 2015. None of the performance stock awards vested during 2014 or 2013.
The tax benefit realized in 2015, 2014 and 2013 related to tax deductions from stock option exercises and included in shareholders’ equity was $23 million, $23 million and $12 million, respectively. The tax benefit realized in 2015, 2014 and 2013 related to all stock-based compensation and recorded directly to shareholders’ equity was $46 million, $32 million and $30 million, respectively.

19.  Reporting Segments
Allstate management is organized around products and services, and this structure is considered in the identification of its four reportable segments. These segments and their respective operations are as follows:
Allstate Protection principally sells private passenger auto and homeowners insurance in the United States and Canada. Revenues from external customers generated outside the United States were $1.03 billion, $1.08 billion and $1.06 billion in 2015, 2014 and 2013, respectively. The Company evaluates the results of this segment based upon underwriting results.
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
Allstate Financial sells traditional, interest-sensitive and variable life insurance and voluntary accident and health insurance products. Allstate Financial previously offered and continues to have in force fixed annuities such as deferred and immediate annuities, and institutional products consisting of funding agreements sold to unaffiliated trusts that use them to back medium-term notes. Allstate Financial had no revenues from external customers generated outside the United States in 2015, 2014 or 2013. The Company evaluates the results of this segment based upon operating income.
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
Measuring segment profit or loss
The measure of segment profit or loss used by Allstate’s management in evaluating performance is underwriting income for the Allstate Protection and Discontinued Lines and Coverages segments and operating income for the Allstate Financial and Corporate and Other segments. A reconciliation of these measures to net income applicable to common shareholders is provided below.
Underwriting income is calculated as premiums earned, less claims and claims expenses (“losses”), amortization of DAC, operating costs and expenses, and restructuring and related charges as determined using GAAP.
Operating income is net income applicable to common shareholders, excluding:

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

Summarized revenue data for each of the Company’s reportable segments for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Revenues
Property-Liability
Property-liability insurance premiums
Auto	$20,410	$19,344	$18,449
Homeowners	7,136	6,904	6,613
Other personal lines	1,692	1,662	1,629
Commercial lines	510	476	456
Other business lines	561	542	471
Allstate Protection	30,309	28,928	27,618
Discontinued Lines and Coverages	—	1	—
Total property-liability insurance premiums	30,309	28,929	27,618
Net investment income	1,237	1,301	1,375
Realized capital gains and losses	(237)	549	519
Total Property-Liability	31,309	30,779	29,512
Allstate Financial
Life and annuity premiums and contract charges
Life and annuity premiums
Traditional life insurance	542	511	491
Immediate annuities with life contingencies	—	4	37
Accident and health insurance	780	744	720
Total life and annuity premiums	1,322	1,259	1,248
Contract charges
Interest-sensitive life insurance	822	879	1,086
Fixed annuities	14	19	18
Total contract charges	836	898	1,104
Total life and annuity premiums and contract charges	2,158	2,157	2,352
Net investment income	1,884	2,131	2,538
Realized capital gains and losses	267	144	74
Total Allstate Financial	4,309	4,432	4,964
Corporate and Other
Service fees	3	5	9
Net investment income	35	27	30
Realized capital gains and losses	—	1	1
Total Corporate and Other before reclassification of service fees	38	33	40
Reclassification of service fees (1)	(3)	(5)	(9)
Total Corporate and Other	35	28	31
Consolidated revenues	$35,653	$35,239	$34,507
______________________________

(1)	For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Net income
Property-Liability
Underwriting income
Allstate Protection	$1,614	$1,887	$2,361
Discontinued Lines and Coverages	(55)	(115)	(143)
Total underwriting income	1,559	1,772	2,218
Net investment income	1,237	1,301	1,375
Income tax expense on operations (1)	(952)	(1,040)	(1,177)
Realized capital gains and losses, after-tax	(154)	357	339
Gain (loss) on disposition of operations, after-tax	—	37	(1)
Property-Liability net income applicable to common shareholders	1,690	2,427	2,754
Allstate Financial
Life and annuity premiums and contract charges	2,158	2,157	2,352
Net investment income	1,884	2,131	2,538
Periodic settlements and accruals on non-hedge derivative instruments	—	(1)	17
Contract benefits and interest credited to contractholder funds	(2,563)	(2,663)	(3,171)
Operating costs and expenses and amortization of deferred policy acquisition costs	(729)	(721)	(895)
Restructuring and related charges	—	(2)	(7)
Income tax expense on operations	(241)	(294)	(246)
Operating income	509	607	588
Realized capital gains and losses, after-tax	173	94	46
Valuation changes on embedded derivatives that are not hedged, after-tax	(1)	(15)	(16)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(3)	(3)	(5)
DAC and DSI unlocking related to realized capital gains and losses, after-tax	—	—	7
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	—	1	(11)
Gain (loss) on disposition of operations, after-tax	2	(53)	(514)
Change in accounting for investments in qualified affordable housing projects, after-tax	(17)	—	—
Allstate Financial net income applicable to common shareholders	663	631	95
Corporate and Other
Service fees (2)	3	5	9
Net investment income	35	27	30
Operating costs and expenses (2)	(329)	(364)	(627)
Income tax benefit on operations	109	124	220
Preferred stock dividends	(116)	(104)	(17)
Operating loss	(298)	(312)	(385)
Realized capital gains and losses, after-tax	—	—	—
Loss on extinguishment of debt, after-tax	—	—	(319)
Postretirement benefits curtailment gain, after-tax	—	—	118
Corporate and Other net loss applicable to common shareholders	(298)	(312)	(586)
Consolidated net income applicable to common shareholders	$2,055	$2,746	$2,263
______________________________

(1)
Income tax on operations for Property-Liability segment includes $28 million of expense related to the change in accounting guidance for investments in qualified affordable housing projects adopted in 2015.

(2)	For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Additional significant financial performance data for each of the Company’s reportable segments for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Amortization of DAC
Property-Liability	$4,102	$3,875	$3,674
Allstate Financial	262	260	328
Consolidated	$4,364	$4,135	$4,002

Income tax expense
Property-Liability	$869	$1,211	$1,357
Allstate Financial	351	299	87
Corporate and Other	(109)	(124)	(328)
Consolidated	$1,111	$1,386	$1,116
Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in the Property-Liability segment. A portion of these long-lived assets are used by entities included in the Allstate Financial and Corporate and Other segments and, accordingly, are charged expenses in proportion to their use.
Summarized data for total assets and investments for each of the Company’s reportable segments as of December 31 are as follows:

($ in millions)	2015	2014	2013
Assets
Property-Liability	$55,671	$55,767	$54,726
Allstate Financial	46,342	49,248	65,707
Corporate and Other	2,643	3,464	3,027
Consolidated	$104,656	$108,479	$123,460

Investments
Property-Liability	$38,479	$39,083	$39,638
Allstate Financial	36,792	38,809	39,105
Corporate and Other	2,487	3,221	2,412
Consolidated	$77,758	$81,113	$81,155
The balances above reflect the elimination of related party investments between segments.
20. Other Comprehensive Income
The components of other comprehensive income (loss) on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2015			2014			2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,896)	$663	$(1,233)	$1,026	$(358)	$668	$(1,278)	$447	$(831)
Less: reclassification adjustment of realized capital gains and losses	112	(39)	73	597	(209)	388	549	(192)	357
Unrealized net capital gains and losses	(2,008)	702	(1,306)	429	(149)	280	(1,827)	639	(1,188)
Unrealized foreign currency translation adjustments	(89)	31	(58)	(62)	22	(40)	(49)	17	(32)
Unrecognized pension and other postretirement benefit cost arising during the period	(64)	25	(39)	(1,197)	421	(776)	1,231	(429)	802
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(134)	47	(87)	(78)	27	(51)	(445)	156	(289)
Unrecognized pension and other postretirement benefit cost	70	(22)	48	(1,119)	394	(725)	1,676	(585)	1,091
Other comprehensive loss	$(2,027)	$711	$(1,316)	$(752)	$267	$(485)	$(200)	$71	$(129)

21.  Quarterly Results (unaudited)

($ in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Revenues	$8,952	$8,684	$8,982	$8,860	$9,028	$8,936	$8,691	$8,759
Net income applicable to common shareholders	648	587	326	614	621	750	460	795
Net income applicable to common shareholders earnings per common share - Basic	1.56	1.31	0.80	1.41	1.56	1.77	1.19	1.89
Net income applicable to common shareholders earnings per common share - Diluted	1.53	1.30	0.79	1.39	1.54	1.74	1.18	1.86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062

We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allstate Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 19, 2016

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
Management’s Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting.    During the fiscal quarter ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding directors of The Allstate Corporation standing for election at the 2016 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions “Corporate Governance – Proposal 1. Election of Directors.”
Information regarding our audit committee and audit committee financial experts is incorporated in this Item 10 by reference to the information under the caption “Corporate Governance – Board Meetings and Committees” in the Proxy Statement.
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated in this Item 10 by reference to “Stock Ownership Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
Information regarding executive officers of The Allstate Corporation is incorporated in this Item 10 by reference to Part I, Item 1 of this report under the caption “Executive Officers of the Registrant.”
We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, and controller. The text of our code of ethics is posted on our website, www.allstateinvestors.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K, regarding amendments to, and waiver from, the provisions of our code of ethics by posting such information on the same website.
Item 11.  Executive Compensation
Information required for Item 11 is incorporated by reference to the sections of the Proxy Statement with the following captions:

•	Corporate Governance – Director Compensation

•	Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the sections of the Proxy Statement with the following captions:

•	Stock Ownership Information – Security Ownership of Directors and Executive Officers

•	Stock Ownership Information – Security Ownership of Certain Beneficial Owners

Equity Compensation Plan Information

The following table includes information as of December 31, 2015, with respect to The Allstate Corporation’s equity compensation plans:
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	18,943,802	(2)	$45.81	24,827,614	(3)
Total	18,943,802	(2)	$45.81	24,827,614	(3)
_____________
(1) Consists of the 2013 Equity Incentive Plan, which amended and restated the 2009 Equity Incentive Plan; the Equity Incentive Plan for Non-Employee Directors; and the 2006 Equity Compensation Plan for Non-Employee Directors. The Corporation does not maintain any equity compensation plans not approved by stockholders.

(2)  As of December 31, 2015, 1,839,221 restricted stock units (RSUs) and 1,389,012 PSAs were outstanding. The weighted-average exercise price of outstanding options, warrants, and rights does not take into account RSUs and PSAs, which have no exercise price. PSAs are reported at the maximum potential amount awarded, for incomplete performance periods and the amount earned for the 2013 PSA grant, reduced for forfeitures. For incomplete performance periods, the actual number of shares earned may be less and are based upon measures achieved at the end of the three-year performance period for those granted in 2014 and 2015.

(3) Includes 24,687,602 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and stock in lieu of cash under the 2013 Equity Incentive Plan; and 140,012 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, and stock in lieu of cash compensation under the 2006 Equity Compensation Plan for Non-Employee Directors.

Asset managers, such as those that manage mutual funds and exchange traded funds, principally on behalf of third party investors, at times acquire sufficient voting ownership interests in Allstate to require disclosure. BlackRock, Inc. has disclosed that it, together with certain subsidiaries, held 5.9% of our common stock as of December 31, 2015. BlackRock also manages approximately $3.5 billion of Allstate’s investment portfolio under an investment management agreement and has licensed an investment technology software system to Allstate. The terms of these arrangements are customary and the aggregate related fees are not material. State Street Corp. manages an investment portfolio of $2.5 billion on behalf of participants in Allstate’s 401(k) Savings Plan and $2.8 billion on behalf of Allstate domestic qualified pension plans. The terms of these arrangements are customary and the aggregate related fees are not material.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required for Item 13 is incorporated by reference to the material in the Proxy Statement under the captions “Corporate Governance – Board Leadership Structure and Practices – Related Person Transactions” and “Corporate Governance –Board Composition – Nominee Independence Determinations” and “Appendix A – Categorical Standards of Independence.”
Item 14.  Principal Accounting Fees and Services
Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the caption “Audit Committee Matters – Proposal 3. Ratification of the Appointment of Independent Registered Public Accountant.”

Part IV
Item 15.  (a) (1) Exhibits and Financial Statement Schedules.
The following consolidated financial statements, notes thereto and related information of The Allstate Corporation (the “Company”) are included in Item 8.
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Financial Position
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Item 15.  (a) (2)
The following additional financial statement schedules and independent auditors’ report are furnished herewith pursuant to the requirements of Form 10-K.
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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 23, 2012	8-K	1-11840	3(i)	May 23, 2012
3.2	Amended and Restated By-Laws of The Allstate Corporation as amended November 19, 2015	8-K	1-11840	3.1	November 19, 2015
3.3	Certificate of Designations with respect to the Preferred Stock, Series A of the Registrant, dated June 10, 2013	8-K	1-11840	3.1	June 12, 2013
3.4	Certificate of Designations with respect to the Preferred Stock, Series C of the Registrant, dated September 26, 2013	8-K	1-11840	3.1	September 30, 2013
3.5	Certificate of Designations with respect to the Preferred Stock, Series D of the Registrant, dated December 13, 2013	8-K	1-11840	3.1	December 16, 2013
3.6	Certificate of Correction of Certificate of Designations with respect to the Preferred Stock, Series A of the Registrant dated February 18, 2014	10-K	1-11840	3.6	February 20, 2014
3.7	Certificate of Designations with respect to the Preferred Stock, Series E of the Registrant, dated February 27, 2014	8-K	1-11840	3.1	March 3, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.8	Certificate of Designations with respect to the Preferred Stock, Series F of the Registrant, dated June 11, 2014	8-K	1-11840	3.1	June 12, 2014
4.1
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

4.2	Deposit Agreement, dated June 12, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series A)	8-K	1-11840	4.1	June 12, 2013
4.3	Form of Preferred Stock Certificate, Series A (included as Exhibit A to Exhibit 3.3 above)	8-K	1-11840	4.2	June 12, 2013
4.4	Form of Depositary Receipt, Series A (included as Exhibit A to Exhibit 4.2 above)	8-K	1-11840	4.3	June 12, 2013
4.5	Deposit Agreement, dated September 30, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series C)	8-K	1-11840	4.1	September 30, 2013
4.6	Form of Preferred Stock Certificate, Series C (included as Exhibit A to Exhibit 3.4 above)	8-K	1-11840	4.2	September 30, 2013
4.7	Form of Depositary Receipt, Series C (included as Exhibit A to Exhibit 4.5 above)	8-K	1-11840	4.3	September 30, 2013
4.8	Deposit Agreement, dated December 16, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series D)	8-K	1-11840	4.1	December 16, 2013
4.9	Form of Preferred Stock Certificate, Series D (included as Exhibit A to Exhibit 3.5 above)	8-K	1-11840	4.2	December 16, 2013
4.10	Form of Depositary Receipt, Series D (included as Exhibit A to Exhibit 4.8 above)	8-K	1-11840	4.3	December 16, 2013
4.11	Deposit Agreement, dated March 3, 2014, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series E)	8-K	1-11840	4.1	March 3, 2014
4.12	Form of Preferred Stock Certificate, Series E (included as Exhibit A to Exhibit 3.7 above)	8-K	1-11840	4.2	March 3, 2014
4.13	Form of Depositary Receipt, Series E (included as Exhibit A to Exhibit 4.11 above)	8-K	1-11840	4.3	March 3, 2014
4.14	Deposit Agreement, dated June 12, 2014, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series F)	8-K	1-11840	4.1	June 12, 2014
4.15	Form of Preferred Stock Certificate, Series F (included as Exhibit A to Exhibit 3.8 above)	8-K	1-11840	4.2	June 12, 2014
4.16	Form of Depositary Receipt, Series F (included as Exhibit A to Exhibit 4.14 above)	8-K	1-11840	4.3	June 12, 2014
10.1	Credit Agreement dated April 27, 2012 among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Bank of America, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	1-11840	10.6	May 2, 2012
10.2	Amendment No. 1 to Credit Agreement dated as of April 27, 2014	8-K	1-11840	10.1	April 29, 2014
10.3*	The Allstate Corporation Annual Executive Incentive Plan	Proxy	1-11840	App. B	April 7, 2014
10.4*	The Allstate Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2015	10-Q	1-11840	10.1	May 5, 2015
10.5*	The Allstate Corporation 2013 Equity Incentive Plan, as amended and restated effective February 19, 2014	10-Q	1-11840	10.1	May 6, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.6*+	Form of Performance Stock Award Agreement for awards granted on or after March 6, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.4	May 2, 2012
10.7*+	Form of Option Award Agreement for awards granted on or after February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	May 2, 2012
10.8*+	Form of Option Award Agreement for awards granted on or after December 30, 2011 and prior to February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	8-K	1-11840	10.2	December 28, 2011
10.9*+	Form of Option Award Agreement for awards granted on or after February 22, 2011 and prior to December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	April 27, 2011
10.10*+	Form of Option Award Agreement for awards granted on or after May 19, 2009 and prior to February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	8-K/A	1-11840	10.3	May 20, 2009
10.11*†	Form of Option Award Agreement for awards granted on or after September 13, 2008 and prior to May 19, 2009 under The Allstate Corporation 2001 Equity Incentive Plan	8-K	1-11840	10.3	September 19, 2008
10.12*†	Form of Executive Officer Option Award Agreement for awards granted on or after July 18, 2006 and prior to September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan	8-K	1-11840	10.1	July 20, 2006
10.13*†	Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan	10-K	1-11840	10.19	March 11, 2004
10.14*+	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.2	May 2, 2012
10.15*+	Form of Restricted Stock Unit Award Agreement for awards granted on or after December 30, 2011 and prior to February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	8-K	1-11840	10.3	December 28, 2011
10.16*+	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 22, 2011 and prior to December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.4	April 27, 2011
10.17*	Supplemental Retirement Income Plan, as amended and restated effective January 1, 2014	10-Q	1-11840	10.3	July 31, 2013
10.18*	The Allstate Corporation Change in Control Severance Plan effective December 30, 2011	8-K	1-11840	10.1	December 28, 2011
10.19*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.7	September 19, 2008
10.20*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated effective September 15, 2008	8-K	1-11840	10.5	September 19, 2008
10.21*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.6	September 19, 2008
10.22*	Form of Option Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.3	May 19, 2006
10.23*	Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.8	September 19, 2008
10.24*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.9	September 19, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.25*	Form of Indemnification Agreement between the Registrant and Director	10-Q	1-11840	10.2	August 1, 2007
10.26*	Resolutions regarding Non-Employee Director Compensation	10-Q	1-11840	10.1	October 29, 2014
10.27*	Resolutions regarding Non-Employee Lead Director Fee	10-Q	1-11840	10.2	May 5, 2015
10.28	Stock Purchase Agreement, dated as of May 17, 2011, between White Mountains Holdings (Luxembourg) S.à r.l. and The Allstate Corporation. (Certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit.)	8-K	1-11840	10.1	May 23, 2011
10.29	Guaranty Agreement, dated as of May 17, 2011, by White Mountains Insurance Group, Ltd. in favor of The Allstate Corporation	8-K	1-11840	10.2	May 23, 2011
10.30	Stock Purchase Agreement, dated July 17, 2013, among Allstate Life Insurance Company, Resolution Life Holdings, Inc., and Resolution Life L.P.	8-K	1-11840	10.1	July 22, 2013
10.31	Amended and Restated Reinsurance Agreement, dated April 1, 2014, between Allstate Life Insurance Company and Lincoln Benefit Life Company	8-K	1-11840	10.1	April 7, 2014
10.32	Partial Commutation Agreement, dated April 1, 2014, between Allstate Life Insurance Company and Lincoln Benefit Life Company	8-K	1-11840	10.2	April 7, 2014
12	Computation of Earnings to Fixed Charges Ratio					X
14	The Allstate Code of Ethics	8-K	1-11840	14	May 23, 2012
21	Subsidiaries of The Allstate Corporation					X
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
Item 15.  (b)
The exhibits are listed in Item 15. (a)(3) above.
Item 15.  (c)
The financial statement schedules are listed in Item 15. (a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALLSTATE CORPORATION (Registrant)

/s/ Samuel H. Pilch
By: Samuel H. Pilch Senior Group Vice President and Controller (Principal Accounting Officer)
February 19, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)	February 19, 2016
Thomas J. Wilson

/s/ Steven E. Shebik	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2016
Steven E. Shebik

/s/ Robert D. Beyer	Director	February 19, 2016
Robert D. Beyer

/s/ Kermit R. Crawford	Director	February 19, 2016
Kermit R. Crawford

/s/ Michael L. Eskew	Director	February 19, 2016
Michael L. Eskew

/s/ Herbert L. Henkel	Director	February 19, 2016
Herbert L. Henkel

/s/ Siddharth N. Mehta	Director	February 19, 2016
Siddharth N. Mehta

/s/ Jacques P. Perold	Director	February 19, 2016
Jacques P. Perold

/s/ Andrea Redmond	Director	February 19, 2016
Andrea Redmond

/s/ John W. Rowe	Director	February 19, 2016
John W. Rowe

/s/ Judith A. Sprieser	Lead Director	February 19, 2016
Judith A. Sprieser

/s/ Mary Alice Taylor	Director	February 19, 2016
Mary Alice Taylor

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2015

($ in millions)	Cost/amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$3,836	$3,922	$3,922
States, municipalities and political subdivisions	7,032	7,401	7,401
Foreign governments	983	1,033	1,033
Public utilities	4,605	4,864	4,864
All other corporate bonds	37,069	36,963	36,963
Asset-backed securities	2,359	2,327	2,327
Residential mortgage-backed securities	857	947	947
Commercial mortgage-backed securities	438	466	466
Redeemable preferred stocks	22	25	25
Total fixed maturities	57,201	$57,948	57,948

Equity securities:
Common stocks:
Public utilities	109	$111	111
Banks, trusts and insurance companies	1,160	1,193	1,193
Industrial, miscellaneous and all other	3,453	3,672	3,672
Nonredeemable preferred stocks	84	106	106
Total equity securities	4,806	$5,082	5,082

Mortgage loans on real estate	4,338	$4,489	4,338
Real estate (includes $6 acquired in satisfaction of debt)	245		245
Policy loans	905		905
Derivative instruments	47	$53	53
Limited partnership interests	4,874		4,874
Other long-term investments	2,191		2,191
Short-term investments	2,122	$2,122	2,122

Total investments	$76,729		$77,758

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

($ in millions)	Year Ended December 31,
	2015	2014	2013
Revenues
Investment income, less investment expense	$8	$3	$3
Other income	66	67	42
	74	70	45

Expenses
Interest expense	292	321	366
Loss on extinguishment of debt	—	1	491
Pension and other postretirement benefit expense	(15)	41	(184)
Other operating expenses	34	38	30
	311	401	703

Loss from operations before income tax benefit and equity in net income of subsidiaries	(237)	(331)	(658)

Income tax benefit	(108)	(142)	(251)
Loss before equity in net income of subsidiaries	(129)	(189)	(407)

Equity in net income of subsidiaries	2,300	3,039	2,687
Net income	2,171	2,850	2,280

Preferred stock dividends	116	104	17

Net income applicable to common shareholders	2,055	2,746	2,263

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(1,306)	280	(1,188)
Unrealized foreign currency translation adjustments	(58)	(40)	(32)
Unrecognized pension and other postretirement benefit cost	48	(725)	1,091
Other comprehensive loss, after-tax	(1,316)	(485)	(129)
Comprehensive income	$855	$2,365	$2,151

See accompanying notes to condensed financial information and notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2015	2014
Assets
Investments in subsidiaries	$25,047	$26,362
Fixed income securities, at fair value (amortized cost $485 and $878)	485	880
Short-term investments, at fair value (amortized cost $277 and $673)	277	673
Cash	4	155
Receivable from subsidiaries	339	342
Deferred income taxes	302	352
Other assets	133	167
Total assets	$26,587	$28,931

Liabilities
Long-term debt	$5,124	$5,140
Pension and other postretirement benefit obligations	948	977
Deferred compensation	259	263
Dividends payable to shareholders	150	155
Deferred income taxes	—	—
Other liabilities	81	92
Total liabilities	6,562	6,627

Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand issued and outstanding, and $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 381 million and 418 million shares outstanding	9	9
Additional capital paid-in	3,245	3,199
Retained income	39,413	37,842
Deferred ESOP expense	(13)	(23)
Treasury stock, at cost (519 million and 482 million shares)	(23,620)	(21,030)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	620	1,926
Unrealized foreign currency translation adjustments	(60)	(2)
Unrealized pension and other postretirement benefit cost	(1,315)	(1,363)
Total accumulated other comprehensive (loss) income	(755)	561
Total shareholders’ equity	20,025	22,304
Total liabilities and shareholders’ equity	$26,587	$28,931

See accompanying notes to condensed financial information and notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$2,171	$2,850	$2,280
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(2,300)	(3,039)	(2,687)
Dividends received from subsidiaries	2,300	2,497	1,992
Loss on extinguishment of debt	—	1	491
Changes in:
Pension and other postretirement benefits	(15)	41	(184)
Income taxes	77	(158)	113
Operating assets and liabilities	26	(29)	25
Net cash provided by operating activities	2,259	2,163	2,030

Cash flows from investing activities
Proceeds from sales of investments	399	351	—
Investment purchases	(4)	(1,174)	(156)
Investment collections	—	155	200
Return of capital from subsidiaries	50	1,200	37
Change in short-term investments, net	397	(88)	(450)
Net cash provided by (used in) investing activities	842	444	(369)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	2,271
Repayment of long-term debt	(20)	(962)	(2,627)
Proceeds from issuance of preferred stock	—	965	781
Dividends paid on common stock	(483)	(477)	(352)
Dividends paid on preferred stock	(116)	(87)	(6)
Treasury stock purchases	(2,808)	(2,301)	(1,834)
Shares reissued under equity incentive plans, net	130	266	170
Excess tax benefits on share-based payment arrangements	45	41	38
Other	—	(2)	(1)
Net cash used in financing activities	(3,252)	(2,557)	(1,560)

Net (decrease) increase in cash	(151)	50	101
Cash at beginning of year	155	105	4
Cash at end of year	$4	$155	$105
See accompanying notes to condensed financial information and notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION
1.     General
The financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8. The long-term debt presented in Note 12 “Capital Structure” are direct obligations of the Registrant. A majority of the pension and other postretirement benefits plans presented in Note 17 “Benefit Plans” are direct obligations of the Registrant.
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
2.    Supplemental Disclosures of Cash Flow Information
The Registrant paid $289 million, $332 million and $359 million of interest on debt in 2015, 2014 and 2013, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

($ in millions)	As of December 31,			For the year ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income (1)	Claims and claims expense, contract benefits and interest credited to contractholders	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2015
Property-Liability operations
Allstate Protection	$2,029	$21,807	$12,189	$30,309		$20,981	$4,102	$3,612	$30,871
Discontinued Lines and Coverages	—	2,062	—	—		53	—	2	—
Total Property-Liability	2,029	23,869	12,189	30,309	$1,237	21,034	4,102	3,614	30,871
Allstate Financial operations	1,832	33,542	13	2,158	1,884	2,564	262	472	777
Corporate and Other	—	—	—	—	35	—	—	326	—
Total	$3,861	$57,411	$12,202	$32,467	$3,156	$23,598	$4,364	$4,412	$31,648
2014
Property-Liability operations
Allstate Protection	$1,820	$20,709	$11,640	$28,928		$19,315	$3,875	$3,851	$29,613
Discontinued Lines and Coverages	—	2,214	—	1		113	—	3	1
Total Property-Liability	1,820	22,923	11,640	28,929	$1,301	19,428	3,875	3,854	29,614
Allstate Financial operations	1,705	34,909	15	2,157	2,131	2,684	260	468	746
Corporate and Other	—	—	—	—	27	—	—	360	—
Total	$3,525	$57,832	$11,655	$31,086	$3,459	$22,112	$4,135	$4,682	$30,360
2013
Property-Liability operations
Allstate Protection	$1,625	$19,598	$10,917	$27,618		$17,769	$3,674	$3,814	$28,164
Discontinued Lines and Coverages	—	2,259	—	—		142	—	1	—
Total Property-Liability	1,625	21,857	10,917	27,618	$1,375	17,911	3,674	3,815	28,164
Allstate Financial operations	1,747	36,690	15	2,352	2,538	3,195	328	572	723
Corporate and Other	—	—	—	—	30	—	—	928	—
Total	$3,372	$58,547	$10,932	$29,970	$3,943	$21,106	$4,002	$5,315	$28,887
________________________

(1)	A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE

($ in millions)
	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2015
Life insurance in force	$156,486	$93,326	$280,644	$343,804	81.6%
Premiums and contract charges:
Life insurance	$828	$299	$849	$1,378	61.6%
Accident and health insurance	813	33	—	780	—%
Property-liability insurance	31,274	1,006	41	30,309	0.1%
Total premiums and contract charges	$32,915	$1,338	$890	$32,467	2.7%
Year ended December 31, 2014
Life insurance in force	$135,627	$98,165	$290,565	$328,027	88.6%
Premiums and contract charges:
Life insurance	$1,144	$360	$629	$1,413	44.5%
Accident and health insurance	800	56	—	744	—%
Property-liability insurance	29,914	1,030	45	28,929	0.2%
Total premiums and contract charges	$31,858	$1,446	$674	$31,086	2.2%
Year ended December 31, 2013
Life insurance in force	$528,473	$196,274	$14,003	$346,202	4.0%
Premiums and contract charges:
Life insurance	$2,088	$538	$82	$1,632	5.0%
Accident and health insurance	821	101	—	720	—%
Property-liability insurance	28,638	1,069	49	27,618	0.2%
Total premiums and contract charges	$31,547	$1,708	$131	$29,970	0.4%
______________________________

(1)	No reinsurance or coinsurance income was netted against premium ceded in 2015, 2014 or 2013.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V — VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period
Year ended December 31, 2015
Allowance for reinsurance recoverables	$95	$(15)	$—	$—	$80
Allowance for premium installment receivable	83	107	—	100	90
Allowance for deferred tax assets	—	—	—	—	—
Allowance for estimated losses on mortgage loans	8	(4)	—	1	3
Year ended December 31, 2014
Allowance for reinsurance recoverables	$92	$3	$—	$—	$95
Allowance for premium installment receivable	77	99	—	93	83
Allowance for deferred tax assets	—	—	—	—	—
Allowance for estimated losses on mortgage loans	21	(5)	—	8	8
Year ended December 31, 2013
Allowance for reinsurance recoverables	$87	$8	$—	$3	$92
Allowance for premium installment receivable	70	96	—	89	77
Allowance for deferred tax assets	—	—	—	—	—
Allowance for estimated losses on mortgage loans	42	(11)	—	10	21

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-CASUALTY INSURANCE OPERATIONS

($ in millions)	As of December 31,
	2015	2014	2013
Deferred policy acquisition costs	$2,029	$1,820	$1,625
Reserves for insurance claims and claims expense	23,869	22,923	21,857
Unearned premiums	12,189	11,640	10,917

	Year Ended December 31,
	2015	2014	2013
Earned premiums	$30,309	$28,929	$27,618
Net investment income	1,237	1,301	1,375
Claims and claims adjustment expense incurred
Current year	20,953	19,512	18,032
Prior years	81	(84)	(121)
Amortization of deferred policy acquisition costs	4,102	3,875	3,674
Paid claims and claims adjustment expense	20,286	19,392	17,996
Premiums written	30,871	29,614	28,164

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062

We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Company’s internal control over financial reporting as of December 31, 2015, and have issued our report thereon dated February 19, 2016; such consolidated financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 19, 2016