Form 10-Q
period 2016-03-31
ALLSTATE CORP
filed 2016-05-04
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
As of April 19, 2016, the registrant had 374,367,234 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended March 31,
	2016	2015
	(unaudited)
Revenues
Property-liability insurance premiums	$7,723	$7,426
Life and annuity premiums and contract charges	566	537
Net investment income	731	850
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(91)	(53)
OTTI losses reclassified to (from) other comprehensive income	10	4
Net OTTI losses recognized in earnings	(81)	(49)
Sales and other realized capital gains and losses	(68)	188
Total realized capital gains and losses	(149)	139
	8,871	8,952
Costs and expenses
Property-liability insurance claims and claims expense	5,684	4,993
Life and annuity contract benefits	455	441
Interest credited to contractholder funds	190	199
Amortization of deferred policy acquisition costs	1,129	1,070
Operating costs and expenses	982	1,090
Restructuring and related charges	5	4
Interest expense	73	73
	8,518	7,870

Gain (loss) on disposition of operations	2	(1)

Income from operations before income tax expense	355	1,081

Income tax expense	109	404

Net income	246	677

Preferred stock dividends	29	29

Net income applicable to common shareholders	$217	$648

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$0.57	$1.56
Weighted average common shares - Basic	378.1	415.8
Net income applicable to common shareholders per common share - Diluted	$0.57	$1.53
Weighted average common shares - Diluted	382.9	422.6
Cash dividends declared per common share	$0.33	$0.30

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three months ended March 31,
	2016	2015
	(unaudited)
Net income	$246	$677

Other comprehensive income, after-tax
Changes in:
Unrealized net capital gains and losses	580	211
Unrealized foreign currency translation adjustments	14	(27)
Unrecognized pension and other postretirement benefit cost	11	29
Other comprehensive income, after-tax	605	213

Comprehensive income	$851	$890

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31, 2016	December 31, 2015
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $55,627 and $57,201)	$57,291	$57,948
Equity securities, at fair value (cost $4,792 and $4,806)	5,117	5,082
Mortgage loans	4,302	4,338
Limited partnership interests	5,091	4,874
Short-term, at fair value (amortized cost $3,526 and $2,122)	3,526	2,122
Other	3,550	3,394
Total investments	78,877	77,758
Cash	531	495
Premium installment receivables, net	5,558	5,544
Deferred policy acquisition costs	3,807	3,861
Reinsurance recoverables, net	8,573	8,518
Accrued investment income	567	569
Property and equipment, net	1,011	1,024
Goodwill	1,219	1,219
Other assets	2,297	2,010
Separate Accounts	3,507	3,658
Total assets	$105,947	$104,656
Liabilities
Reserve for property-liability insurance claims and claims expense	$24,605	$23,869
Reserve for life-contingent contract benefits	12,224	12,247
Contractholder funds	21,092	21,295
Unearned premiums	12,036	12,202
Claim payments outstanding	852	842
Deferred income taxes	479	90
Other liabilities and accrued expenses	5,704	5,304
Long-term debt	5,108	5,124
Separate Accounts	3,507	3,658
Total liabilities	85,607	84,631
Commitments and Contingent Liabilities (Note 10)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand shares issued and outstanding, and $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 375 million and 381 million shares outstanding	9	9
Additional capital paid-in	3,237	3,245
Retained income	39,505	39,413
Deferred ESOP expense	(13)	(13)
Treasury stock, at cost (525 million and 519 million shares)	(23,994)	(23,620)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	31	56
Other unrealized net capital gains and losses	1,259	608
Unrealized adjustment to DAC, DSI and insurance reserves	(90)	(44)
Total unrealized net capital gains and losses	1,200	620
Unrealized foreign currency translation adjustments	(46)	(60)
Unrecognized pension and other postretirement benefit cost	(1,304)	(1,315)
Total accumulated other comprehensive loss	(150)	(755)
Total shareholders’ equity	20,340	20,025
Total liabilities and shareholders’ equity	$105,947	$104,656

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)	Three months ended March 31,
	2016	2015
	(unaudited)
Preferred stock par value	$—	$—

Preferred stock additional capital paid-in	1,746	1,746

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,245	3,199
Forward contract on accelerated share repurchase agreement	—	(75)
Equity incentive plans activity	(8)	(15)
Balance, end of period	3,237	3,109

Retained income
Balance, beginning of period	39,413	37,842
Net income	246	677
Dividends on common stock	(125)	(127)
Dividends on preferred stock	(29)	(29)
Balance, end of period	39,505	38,363

Deferred ESOP expense
Balance, beginning of period	(13)	(23)
Payments	—	—
Balance, end of period	(13)	(23)

Treasury stock
Balance, beginning of period	(23,620)	(21,030)
Shares acquired	(450)	(915)
Shares reissued under equity incentive plans, net	76	146
Balance, end of period	(23,994)	(21,799)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(755)	561
Change in unrealized net capital gains and losses	580	211
Change in unrealized foreign currency translation adjustments	14	(27)
Change in unrecognized pension and other postretirement benefit cost	11	29
Balance, end of period	(150)	774
Total shareholders’ equity	$20,340	$22,179

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended March 31,
	2016	2015
Cash flows from operating activities	(unaudited)
Net income	$246	$677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	91	87
Realized capital gains and losses	149	(139)
(Gain) loss on disposition of operations	(2)	1
Interest credited to contractholder funds	190	199
Changes in:
Policy benefits and other insurance reserves	459	115
Unearned premiums	(205)	(117)
Deferred policy acquisition costs	(7)	(35)
Premium installment receivables, net	11	(66)
Reinsurance recoverables, net	(40)	(24)
Income taxes	(26)	59
Other operating assets and liabilities	(152)	(191)
Net cash provided by operating activities	714	566
Cash flows from investing activities
Proceeds from sales
Fixed income securities	6,216	9,453
Equity securities	1,664	1,152
Limited partnership interests	180	296
Other investments	94	47
Investment collections
Fixed income securities	949	1,213
Mortgage loans	79	114
Other investments	43	60
Investment purchases
Fixed income securities	(5,401)	(9,210)
Equity securities	(1,733)	(1,172)
Limited partnership interests	(270)	(365)
Mortgage loans	(44)	(202)
Other investments	(253)	(193)
Change in short-term investments, net	(1,357)	(63)
Change in other investments, net	(19)	2
Purchases of property and equipment, net	(52)	(59)
Net cash provided by investing activities	96	1,073
Cash flows from financing activities
Repayments of long-term debt	(16)	—
Contractholder fund deposits	261	261
Contractholder fund withdrawals	(492)	(572)
Dividends paid on common stock	(115)	(118)
Dividends paid on preferred stock	(29)	(29)
Treasury stock purchases	(456)	(1,010)
Shares reissued under equity incentive plans, net	30	64
Excess tax benefits on share-based payment arrangements	12	26
Other	31	(2)
Net cash used in financing activities	(774)	(1,380)
Net increase in cash	36	259
Cash at beginning of period	495	657
Cash at end of period	$531	$916

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
Basis of presentation
The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation (the “Corporation”) and its wholly owned subsidiaries, primarily Allstate Insurance Company (“AIC”), a property-liability insurance company with various property-liability and life and investment subsidiaries, including Allstate Life Insurance Company (“ALIC”) (collectively referred to as the “Company” or “Allstate”). These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The condensed consolidated financial statements and notes as of March 31, 2016 and for the three-month periods ended March 31, 2016 and 2015 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
Adopted accounting standards
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition and not reflected in estimating the grant-date fair value of the award. Compensation costs should reflect the amount attributable to the periods for which the requisite service has been rendered. Total compensation expense recognized during and after the requisite service period (which may differ from the vesting period) should reflect the number of awards that are expected to vest and should be adjusted to reflect the number of awards that ultimately vest. The Company’s existing accounting policy for performance targets that affect the vesting of share-based payment awards is consistent with the new guidance and as such, the adoption as of January 1, 2016 had no impact on the Company’s results of operations or financial position.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued guidance affecting the consolidation evaluation for limited partnerships and similar entities, fees paid to a decision maker or service provider, and variable interests in a variable interest entity held by related parties of the reporting enterprise. The adoption of this guidance as of January 1, 2016 did not have a material impact on the Company’s results of operations or financial position.
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
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income as of the beginning of the period of adoption. The new guidance related to equity investments without readily determinable fair values is to be applied prospectively as of the date of adoption. The Company is in the process of evaluating the impact of adoption. The most significant impacts, using values as of March 31, 2016, are expected to be the change in accounting for equity securities where $325 million of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained income and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis) where the carrying value would increase by approximately $240 million, pre-tax, with the adjustment recorded in retained income.
Accounting for Leases
In February 2016, the FASB issued guidance that revises the accounting for leases. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability for all leases other than those that meet the definition of a short-term lease. The lease liability will be equal to the present value of lease payments. A right-of-use asset will be based on the lease liability adjusted for qualifying initial direct costs. The expense of operating leases under the new guidance will be recognized in the income statement on a straight-line basis after combining the lease expense components (interest expense on the lease liability and amortization of the right-of-use asset) over the term of the lease. For finance leases, the expense components will be computed separately thereby producing greater up-front expense as interest expense on the lease liability is higher in early years and the right-of-use asset is amortized on a straight-line basis. Lease classification will be based on criteria similar to those currently applied. The accounting model for lessors will be similar to the current model with modifications to reflect definition changes for components such as initial direct costs. Lessors will continue to classify leases as operating, direct financing, or sales-type. The guidance is effective for reporting periods beginning after December 15, 2018 using a modified retrospective approach applied at the beginning of the earliest period presented. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.
Employee Share-Based Payment Accounting
In March 2016, the FASB issued guidance to amend the accounting for share-based payments. Under the new guidance, reporting entities will be required to recognize all tax effects related to share-based payments at settlement (or expiration) through the income statement and will no longer be permitted to recognize excess tax benefits and tax deficiencies in additional paid in capital. The change will be applied on a modified retrospective basis, with a cumulative effect adjustment to beginning retained income. In addition, all tax-related cash flows resulting from share-based payments will be reported as operating activities on the statement of cash flows, with either prospective or retrospective transition permitted. The new guidance will permit employers to withhold shares upon settlement of an award to satisfy the employer’s tax withholding requirement (up to the employee’s maximum individual statutory tax rate) without causing liability classification of the award. The new guidance clarifies that all cash payments made to taxing authorities on an employee’s behalf for withheld shares should be presented as financing activities on the statement of cash flows. Also under the new guidance, reporting entities are permitted to make an accounting policy election to estimate forfeitures or recognize them when they occur. If elected, the change to recognize forfeitures when they occur must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The new guidance is effective for reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.
Transition to Equity Method Accounting
In March 2016, the FASB issued guidance amending the accounting requirements for transitioning to the equity method of accounting (“EMA”), including a transition from the cost method. The guidance requires the cost of acquiring an additional interest in an investee to be added to the existing carrying value to establish the initial basis of the EMA investment. Under the new guidance, no retroactive adjustment is required when an investment initially qualifies for EMA treatment. The guidance is effective for interim and annual periods beginning after December 15, 2016, and is to be applied prospectively. The guidance will principally affect the future accounting for investments that qualify for EMA after application of the cost method of accounting. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.
2. Earnings per Common Share
Basic earnings per common share is computed using the weighted average number of common shares outstanding, including vested unissued participating restricted stock units. Diluted earnings per common share is computed using the weighted average number of common and dilutive potential common shares outstanding. For the Company, dilutive potential common shares consist of outstanding stock options and unvested non-participating restricted stock units and contingently issuable performance stock awards.
The computation of basic and diluted earnings per common share is presented in the following table.

($ in millions, except per share data)	Three months ended March 31,
	2016	2015
Numerator:
Net income	$246	$677
Less: Preferred stock dividends	29	29
Net income applicable to common shareholders (1)	$217	$648

Denominator:
Weighted average common shares outstanding	378.1	415.8
Effect of dilutive potential common shares:
Stock options	3.4	4.9
Restricted stock units (non-participating) and performance stock awards	1.4	1.9
Weighted average common and dilutive potential common shares outstanding	382.9	422.6

Earnings per common share - Basic	$0.57	$1.56
Earnings per common share - Diluted	$0.57	$1.53
_____________________________

(1)	Net income applicable to common shareholders is net income less preferred stock dividends.
The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 5.0 million and 2.1 million Allstate common shares, with exercise prices ranging from $52.18 to $71.29 and $60.81 to $70.91, were outstanding for the three-month periods ended March 31, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per common share in those periods.

3. Supplemental Cash Flow Information
Non-cash investing activities include $7 million and $12 million related to mergers completed with equity securities and modifications of other investments for the three months ended March 31, 2016 and 2015, respectively. Non-cash financing activities include $37 million and $68 million related to the issuance of Allstate common shares for vested equity awards for the three months ended March 31, 2016 and 2015, respectively. Non-cash financing activities also include $34 million related to debt acquired in conjunction with the purchase of an investment for the three months ended March 31, 2016.
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

($ in millions)	Three months ended March 31,
	2016	2015
Net change in proceeds managed
Net change in short-term investments	$(34)	$27
Operating cash flow (used) provided	(34)	27
Net change in cash	—	—
Net change in proceeds managed	$(34)	$27

Net change in liabilities
Liabilities for collateral, beginning of period	$(840)	$(782)
Liabilities for collateral, end of period	(874)	(755)
Operating cash flow provided (used)	$34	$(27)
4. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
March 31, 2016
U.S. government and agencies	$3,390	$114	$—	$3,504
Municipal	7,174	457	(15)	7,616
Corporate	40,283	1,496	(507)	41,272
Foreign government	999	55	—	1,054
Asset-backed securities (“ABS”)	2,526	12	(39)	2,499
Residential mortgage-backed securities (“RMBS”)	807	80	(12)	875
Commercial mortgage-backed securities (“CMBS”)	427	27	(7)	447
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$55,627	$2,244	$(580)	$57,291

December 31, 2015
U.S. government and agencies	$3,836	$90	$(4)	$3,922
Municipal	7,032	389	(20)	7,401
Corporate	41,674	1,032	(879)	41,827
Foreign government	983	50	—	1,033
ABS	2,359	11	(43)	2,327
RMBS	857	100	(10)	947
CMBS	438	32	(4)	466
Redeemable preferred stock	22	3	—	25
Total fixed income securities	$57,201	$1,707	$(960)	$57,948

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of March 31, 2016:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$4,206	$4,226
Due after one year through five years	26,150	26,792
Due after five years through ten years	16,030	16,384
Due after ten years	5,481	6,068
	51,867	53,470
ABS, RMBS and CMBS	3,760	3,821
Total	$55,627	$57,291
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Fixed income securities	$518	$568
Equity securities	28	23
Mortgage loans	53	55
Limited partnership interests	121	198
Short-term investments	4	1
Other	51	45
Investment income, before expense	775	890
Investment expense	(44)	(40)
Net investment income	$731	$850
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Fixed income securities	$(71)	$80
Equity securities	(90)	78
Limited partnership interests	26	6
Derivatives	(9)	(25)
Other	(5)	—
Realized capital gains and losses	$(149)	$139
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Impairment write-downs	$(59)	$(19)
Change in intent write-downs	(22)	(30)
Net other-than-temporary impairment losses recognized in earnings	(81)	(49)
Sales and other	(59)	216
Valuation and settlements of derivative instruments	(9)	(28)
Realized capital gains and losses	$(149)	$139
Gross gains of $143 million and $277 million and gross losses of $211 million and $75 million were realized on sales of fixed income and equity securities during the three months ended March 31, 2016 and 2015, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended March 31, 2016			Three months ended March 31, 2015
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(4)	$4	$—
Corporate	(16)	7	(9)	(5)	—	(5)
ABS	(6)	1	(5)	(1)	1	—
RMBS	—	—	—	1	(1)	—
CMBS	(4)	2	(2)	—	—	—
Total fixed income securities	(26)	10	(16)	(9)	4	(5)
Equity securities	(77)	—	(77)	(39)	—	(39)
Limited partnership interests	13	—	13	(5)	—	(5)
Other	(1)	—	(1)	—	—	—
Other-than-temporary impairment losses	$(91)	$10	$(81)	$(53)	$4	$(49)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $200 million and $233 million as of March 31, 2016 and December 31, 2015, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2016	December 31, 2015
Municipal	$(8)	$(9)
Corporate	(15)	(7)
ABS	(24)	(23)
RMBS	(98)	(102)
CMBS	(7)	(6)
Total	$(152)	$(147)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Beginning balance	$(392)	$(380)
Additional credit loss for securities previously other-than-temporarily impaired	(8)	(1)
Additional credit loss for securities not previously other-than-temporarily impaired	(8)	(4)
Reduction in credit loss for securities disposed or collected	58	6
Change in credit loss due to accretion of increase in cash flows	—	1
Ending balance	$(350)	$(378)
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
Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2016		Gains	Losses
Fixed income securities	$57,291	$2,244	$(580)	$1,664
Equity securities	5,117	475	(150)	325
Short-term investments	3,526	—	—	—
Derivative instruments (1)	7	7	(3)	4
Equity method (“EMA”) limited partnerships (2)				(5)
Unrealized net capital gains and losses, pre-tax				1,988
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(138)
Amounts recognized				(138)
Deferred income taxes				(650)
Unrealized net capital gains and losses, after-tax				$1,200
_______________

(1)	Included in the fair value of derivative instruments are $3 million classified as assets and $(4) million classified as liabilities.

(2)
Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ other comprehensive income. Fair value and gross unrealized gains and losses are not applicable.

(3)
The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. Although the Company evaluates premium deficiencies on the combined performance of life insurance and immediate annuities with life contingencies, the adjustment, if any, primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies.

(4)
The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2015		Gains	Losses
Fixed income securities	$57,948	$1,707	$(960)	$747
Equity securities	5,082	415	(139)	276
Short-term investments	2,122	—	—	—
Derivative instruments (1)	10	10	(4)	6
EMA limited partnerships				(4)
Unrealized net capital gains and losses, pre-tax				1,025
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(67)
Amounts recognized				(67)
Deferred income taxes				(338)
Unrealized net capital gains and losses, after-tax				$620
_______________

(1)	Included in the fair value of derivative instruments are $6 million classified as assets and $(4) million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the three months ended March 31, 2016 is as follows:

($ in millions)
Fixed income securities	$917
Equity securities	49
Derivative instruments	(2)
EMA limited partnerships	(1)
Total	963
Amounts recognized for:
Insurance reserves	—
DAC and DSI	(71)
Amounts recognized	(71)
Deferred income taxes	(312)
Increase in unrealized net capital gains and losses, after-tax	$580
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
March 31, 2016
Fixed income securities
U.S. government and agencies	10	$307	$—	—	$—	$—	$—
Municipal	132	351	(3)	7	32	(12)	(15)
Corporate	632	7,101	(332)	124	1,126	(175)	(507)
Foreign government	11	29	—	1	3	—	—
ABS	76	836	(16)	22	320	(23)	(39)
RMBS	79	54	(1)	174	119	(11)	(12)
CMBS	14	120	(6)	1	3	(1)	(7)
Total fixed income securities	954	8,798	(358)	329	1,603	(222)	(580)
Equity securities	242	1,165	(121)	43	159	(29)	(150)
Total fixed income and equity securities	1,196	$9,963	$(479)	372	$1,762	$(251)	$(730)
Investment grade fixed income securities	620	$5,727	$(131)	223	$979	$(93)	$(224)
Below investment grade fixed income securities	334	3,071	(227)	106	624	(129)	(356)
Total fixed income securities	954	$8,798	$(358)	329	$1,603	$(222)	$(580)

December 31, 2015
Fixed income securities
U.S. government and agencies	53	$1,874	$(4)	—	$—	$—	$(4)
Municipal	222	810	(6)	9	36	(14)	(20)
Corporate	1,361	17,915	(696)	111	1,024	(183)	(879)
Foreign government	9	44	—	—	—	—	—
ABS	133	1,733	(24)	20	324	(19)	(43)
RMBS	88	69	—	176	125	(10)	(10)
CMBS	13	75	(2)	1	2	(2)	(4)
Total fixed income securities	1,879	22,520	(732)	317	1,511	(228)	(960)
Equity securities	265	1,397	(107)	37	143	(32)	(139)
Total fixed income and equity securities	2,144	$23,917	$(839)	354	$1,654	$(260)	$(1,099)
Investment grade fixed income securities	1,405	$17,521	$(362)	225	$972	$(105)	$(467)
Below investment grade fixed income securities	474	4,999	(370)	92	539	(123)	(493)
Total fixed income securities	1,879	$22,520	$(732)	317	$1,511	$(228)	$(960)
As of March 31, 2016, $445 million of the $730 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $445 million, $156 million are related to unrealized losses on investment grade fixed income securities and $111 million are related to equity securities. Of the remaining $178 million, $132 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of March 31, 2016, the remaining $285 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $68 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $285 million, $178 million are related to below investment grade fixed income securities and $39 million are related to equity securities. Of these amounts, $18 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2016.
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
As of March 31, 2016, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of March 31, 2016, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of March 31, 2016 and December 31, 2015, the carrying value of equity method limited partnerships totaled $3.90 billion and $3.72 billion, respectively. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of March 31, 2016 and December 31, 2015, the carrying value for cost method limited partnerships was $1.19 billion and $1.15 billion, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2016.
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

The following table reflects the carrying value of non-impaired fixed rate mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	March 31, 2016	December 31, 2015
Below 1.0	$62	$64
1.0 - 1.25	344	382
1.26 - 1.50	1,222	1,219
Above 1.50	2,668	2,667
Total non-impaired mortgage loans	$4,296	$4,332
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2016	December 31, 2015
Impaired mortgage loans with a valuation allowance	$6	$6
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$6	$6
Valuation allowance on impaired mortgage loans	$3	$3
The average balance of impaired loans was $6 million and $16 million for the three months ended March 31, 2016 and 2015, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Beginning balance	$3	$8
Net decrease in valuation allowance	—	—
Charge offs	—	—
Ending balance	$3	$8
Payments on all mortgage loans were current as of March 31, 2016 and December 31, 2015.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2016.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2016
Assets
Fixed income securities:
U.S. government and agencies	$2,641	$859	$4		$3,504
Municipal	—	7,470	146		7,616
Corporate - public	—	30,081	63		30,144
Corporate - privately placed	—	10,579	549		11,128
Foreign government	—	1,054	—		1,054
ABS - CDO	—	687	58		745
ABS - consumer and other	—	1,710	44		1,754
RMBS	—	874	1		875
CMBS	—	427	20		447
Redeemable preferred stock	—	24	—		24
Total fixed income securities	2,641	53,765	885		57,291
Equity securities	4,821	171	125		5,117
Short-term investments	786	2,740	—		3,526
Other investments: Free-standing derivatives	—	72	1	$(15)	58
Separate account assets	3,507	—	—		3,507
Other assets	—	—	1		1
Total recurring basis assets	11,755	56,748	1,012	(15)	69,500
Non-recurring basis (1)	—	—	38		38
Total assets at fair value	$11,755	$56,748	$1,050	$(15)	$69,538
% of total assets at fair value	16.9%	81.6%	1.5%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(313)		$(313)
Other liabilities: Free-standing derivatives	—	(36)	(9)	$16	(29)
Total liabilities at fair value	$—	$(36)	$(322)	$16	$(342)
% of total liabilities at fair value	—%	10.5%	94.2%	(4.7)%	100%
_______________

(1)	Includes $27 million of limited partnership interests and $11 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$3,056	$861	$5		$3,922
Municipal	—	7,240	161		7,401
Corporate - public	—	30,356	46		30,402
Corporate - privately placed	—	10,923	502		11,425
Foreign government	—	1,033	—		1,033
ABS - CDO	—	716	61		777
ABS - consumer and other	—	1,500	50		1,550
RMBS	—	946	1		947
CMBS	—	446	20		466
Redeemable preferred stock	—	25	—		25
Total fixed income securities	3,056	54,046	846		57,948
Equity securities	4,786	163	133		5,082
Short-term investments	615	1,507	—		2,122
Other investments: Free-standing derivatives	—	65	1	$(13)	53
Separate account assets	3,658	—	—		3,658
Other assets	2	—	1		3
Total recurring basis assets	12,117	55,781	981	(13)	68,866
Non-recurring basis (1)	—	—	55		55
Total assets at fair value	$12,117	$55,781	$1,036	$(13)	$68,921
% of total assets at fair value	17.6%	80.9%	1.5%	—%	100%
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(299)		$(299)
Other liabilities: Free-standing derivatives	(1)	(23)	(8)	$7	(25)
Total liabilities at fair value	$(1)	$(23)	$(307)	$7	$(324)
% of total liabilities at fair value	0.3%	7.1%	94.8%	(2.2)%	100%
_______________

(1)	Includes $42 million of limited partnership interests and $13 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2016
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(245)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.75%
December 31, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of March 31, 2016 and December 31, 2015, Level 3 fair value measurements of fixed income securities total $885 million and $846 million, respectively, and include $616 million and $625 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $85 million and $96 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2016.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2015	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$5	$—	$—	$—	$—
Municipal	161	10	(8)	—	—
Corporate - public	46	—	1	25	(7)
Corporate - privately placed	502	1	5	—	(14)
ABS - CDO	61	—	(1)	4	—
ABS - consumer and other	50	—	(1)	—	—
RMBS	1	—	—	—	—
CMBS	20	—	—	—	—
Total fixed income securities	846	11	(4)	29	(21)
Equity securities	133	(24)	7	—	—
Free-standing derivatives, net	(7)	(1)	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$973	$(14)	$3	$29	$(21)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(299)	$(15)	$—	$—	$—
Total recurring Level 3 liabilities	$(299)	$(15)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2016
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$4
Municipal	—	(16)	—	(1)	146
Corporate - public	—	—	—	(2)	63
Corporate - privately placed	63	—	—	(8)	549
ABS - CDO	—	(2)	—	(4)	58
ABS - consumer and other	—	(5)	—	—	44
RMBS	—	—	—	—	1
CMBS	2	—	—	(2)	20
Total fixed income securities	65	(23)	—	(18)	885
Equity securities	9	—	—	—	125
Free-standing derivatives, net	—	—	—	—	(8)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$74	$(23)	$—	$(18)	$1,003
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$2	$(313)
Total recurring Level 3 liabilities	$—	$—	$(1)	$2	$(313)
_____________

(1)
The effect to net income totals $(29) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(16) million in realized capital gains and losses, $2 million in net investment income, $1 million in interest credited to contractholder funds and $(16) million in life and annuity contract benefits.

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
_____________________

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
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 or 2015.

Transfers into Level 3 during the three months ended March 31, 2016 and 2015 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months ended March 31, 2016 and 2015 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of March 31.

($ in millions)	Three months ended March 31,
	2016	2015
Assets
Fixed income securities:
Corporate	$(2)	$1
ABS	—	(1)
Total fixed income securities	(2)	—
Equity securities	(24)	—
Free-standing derivatives, net	(1)	—
Total recurring Level 3 assets	$(27)	$—
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(15)	$(4)
Total recurring Level 3 liabilities	$(15)	$(4)
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(42) million for the three months ended March 31, 2016 and are reported as follows: $(29) million in realized capital gains and losses, $2 million in net investment income, $1 million in interest credited to contractholder funds and $(16) million in life and annuity contract benefits. These gains and losses total $(4) million for the three months ended March 31, 2015 and are reported as follows: $(2) million in realized capital gains and losses, $2 million in net investment income and $(4) million in interest credited to contractholder funds.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	March 31, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,302	$4,506	$4,338	$4,489
Cost method limited partnerships	1,193	1,466	1,154	1,450
Bank loans	1,613	1,578	1,565	1,527
Agent loans	437	427	422	408
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

Financial liabilities

($ in millions)	March 31, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$12,190	$12,621	$12,424	$12,874
Long-term debt	5,108	5,746	5,124	5,648
Liability for collateral	874	874	840	840
The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts incorporating current market-based crediting rates for similar contracts that reflect the Company’s own credit risk. Deferred annuities classified in contractholder funds are valued based on discounted cash flow models that incorporate current market based margins and reflect the Company’s own credit risk. Immediate annuities without life contingencies and funding agreements are valued based on discounted cash flow models that incorporate current market-based implied interest rates and reflect the Company’s own credit risk. The fair value measurement for contractholder funds on investment contracts is categorized as Level 3.
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
Allstate Financial utilizes several derivative strategies to manage risk. Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to balance the respective interest-rate sensitivities of its assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Credit default swaps are typically used to mitigate the credit risk within the Allstate Financial fixed income portfolio. Futures and options are used for hedging the equity exposure contained in Allstate Financial’s equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, Allstate Financial uses equity index futures to offset valuation losses in the equity portfolio during periods of declining equity market values. Interest rate swaps are used to hedge interest rate risk inherent in funding agreements. Foreign currency swaps and forwards are primarily used by Allstate Financial to reduce the foreign currency risk associated with holding foreign currency denominated investments.
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
The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of embedded derivatives reported in net income. The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide equity returns to contractholders, and conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock.
When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. Allstate Financial designates certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item. Allstate Financial designates certain of its foreign currency swap contracts as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged item affects net income.
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of March 31, 2016, the Company pledged $12 million of cash in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2016.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$15	n/a	$3	$3	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	24	n/a	—	—	—
Equity and index contracts
Options and warrants (2)	Other investments	—	3,771	51	51	—
Financial futures contracts	Other assets	—	2,157	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	391	n/a	(3)	8	(11)
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	97	n/a	—	1	(1)
Credit default swaps – selling protection	Other investments	95	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		1,610	5,928	50	62	(12)
Total asset derivatives		$1,625	5,928	$53	$65	$(12)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$49	n/a	$4	$4	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	—	—	—
Interest rate cap agreements	Other liabilities & accrued expenses	66	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	4,045	(11)	—	(11)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	240	n/a	(7)	2	(9)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	423	n/a	(49)	—	(49)
Guaranteed withdrawal benefits	Contractholder funds	292	n/a	(19)	—	(19)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,769	n/a	(245)	—	(245)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	181	n/a	(3)	1	(4)
Credit default swaps – selling protection	Other liabilities & accrued expenses	160	n/a	(8)	1	(9)
Subtotal		3,301	4,045	(341)	5	(346)
Total liability derivatives		3,350	4,045	(337)	$9	$(346)
Total derivatives		$4,975	9,973	$(284)
__________________

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

(2)
In addition to the number of contracts presented in the table, the Company held 220 stock rights and warrants. Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2015.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$45	n/a	$6	$6	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	42	n/a	—	—	—
Equity and index contracts
Options and warrants (2)	Other investments	—	3,730	44	44	—
Financial futures contracts	Other assets	—	1,897	2	2	—
Foreign currency contracts
Foreign currency forwards	Other investments	185	n/a	1	2	(1)
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	1,000	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	112	n/a	4	5	(1)
Credit default swaps – selling protection	Other investments	150	n/a	2	2	—
Other contracts
Other contracts	Other investments	31	n/a	1	1	—
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		1,523	5,627	55	57	(2)
Total asset derivatives		$1,568	5,627	$61	$63	$(2)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$19	n/a	$4	$4	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	—	—	—
Interest rate cap agreements	Other liabilities & accrued expenses	72	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	4,406	(7)	—	(7)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	361	n/a	(12)	1	(13)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	481	n/a	(38)	—	(38)
Guaranteed withdrawal benefits	Contractholder funds	332	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,781	n/a	(247)	—	(247)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	88	n/a	(2)	—	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	105	n/a	(8)	—	(8)
Subtotal		3,390	4,406	(327)	2	(329)
Total liability derivatives		3,409	4,406	(323)	$6	$(329)
Total derivatives		$4,977	10,033	$(262)
__________________

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

(2)
In addition to the number of contracts presented in the table, the Company held 220 stock rights and warrants. Stock rights and warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

The following table provides gross and net amounts for the Company’s OTC derivatives, all of which are subject to enforceable master netting agreements.

($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2016
Asset derivatives	$21	$(21)	$6	$6	$—	$6
Liability derivatives	(34)	21	(5)	(18)	10	(8)

December 31, 2015
Asset derivatives	$21	$(8)	$(5)	$8	$(4)	$4
Liability derivatives	(25)	8	(1)	(18)	9	(9)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $1 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months ended March 31, 2016 or 2015.

($ in millions)	Three months ended March 31,
	2016	2015
(Loss) gain recognized in OCI on derivatives during the period	$(2)	$8
Gain recognized in OCI on derivatives during the term of the hedging relationship	4	3
Gain reclassified from AOCI into income (realized capital gains and losses)	—	3
The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2016 and 2015, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2016
Equity and index contracts	$—	$—	$(7)	$—	$(7)
Embedded derivative financial instruments	—	(16)	2	—	(14)
Foreign currency contracts	(5)	—	—	(5)	(10)
Credit default contracts	(4)	—	—	—	(4)
Total	$(9)	$(16)	$(5)	$(5)	$(35)

Three months ended March 31, 2015
Equity and index contracts	$(5)	$—	$4	$3	$2
Embedded derivative financial instruments	—	—	(3)	—	(3)
Foreign currency contracts	(23)	—	—	(9)	(32)
Total	$(28)	$—	$1	$(6)	$(33)
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of March 31, 2016, counterparties pledged $9 million in cash and securities to the Company, and the Company pledged $20 million in cash and securities to counterparties which includes $10 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $10 million of collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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
The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	March 31, 2016				December 31, 2015
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	2	$90	$3	$3	—	$—	$—	$—
A+	1	196	5	1	1	82	5	—
A	4	140	2	—	5	375	9	6
A-	1	16	3	3	1	41	3	—
BBB+	1	33	—	—	2	49	—	1
Total	9	$475	$13	$7	9	$547	$17	$7
_______________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	March 31, 2016	December 31, 2015
Gross liability fair value of contracts containing credit-risk-contingent features	$24	$21
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(8)	(3)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(10)	(13)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$6	$5
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2016
Single name
Corporate debt	$20	$10	$45	$—	$75	$1
First-to-default Basket
Municipal	—	—	100	—	100	(9)
Index
Corporate debt	1	20	50	9	80	1
Total	$21	$30	$195	$9	$255	$(7)

December 31, 2015
Single name
Corporate debt	$20	$10	$45	$—	$75	$1
First-to-default Basket
Municipal	—	—	100	—	100	(8)
Index
Corporate debt	1	20	52	7	80	1
Total	$21	$30	$197	$7	$255	$(6)
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

($ in millions)	Three months ended March 31,
	2016	2015
Property-liability insurance premiums earned	$249	$260
Life and annuity premiums and contract charges	74	85
Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Property-liability insurance claims and claims expense	$161	$105
Life and annuity contract benefits	67	77
Interest credited to contractholder funds	5	6
9. Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents and certain legal expenses incurred in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $5 million and $4 million during the three months ended March 31, 2016 and 2015, respectively.
The following table presents changes in the restructuring liability during the three months ended March 31, 2016.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2015	$1	$1	$2
Expense incurred	1	—	1
Adjustments to liability	1	—	1
Payments applied against liability	(2)	(1)	(3)
Balance as of March 31, 2016	$1	$—	$1
The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. As of March 31, 2016, the cumulative amount incurred to date for active programs totaled $72 million for employee costs and $60 million for exit costs.
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
Guarantees
The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective March 31, 2016, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $48 million as of March 31, 2016. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to four years. Historically, the Company has not made any material payments pursuant to these guarantees.
The Company owns certain investments that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities. In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these investments, as measured by the amount of the aggregate initial investment, was $4 million as of March 31, 2016. The obligations associated with these investments expire at various dates on or before March 11, 2018.
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
The aggregate liability balance related to all guarantees was not material as of March 31, 2016.
Regulation and Compliance
The Company is subject to extensive laws, regulations, administrative directives, and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, and otherwise expand overall regulation of insurance products and the insurance industry. In addition, the Company is subject to laws and regulations administered and enforced by federal agencies and other organizations, including but not limited to the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Department of Labor, the U.S. Equal Employment Opportunity Commission, and the U.S. Department of Justice. The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting. The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies. As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies. Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred. The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.
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
The first case, is Christopher Williams, et al. v. Allstate Insurance Company. The Williams case is pending in Los Angeles Superior Court and was filed in December 2007. The case involves two classes. The first class includes auto field physical damage adjusters employed in the state of California from January 1, 2005 to the date of final judgment, to the extent the Company failed to pay for off-the-clock work to those adjusters who performed certain duties prior to their first assignments. The other class includes all non-exempt employees in California from December 19, 2006 until June 2011 who received pay statements from Allstate which allegedly did not comply with California law. On April 13, 2016, the court granted the Company’s motion to decertify both classes; both classes are thus dissolved unless and until the appellate court orders the classes recertified. Plaintiffs have announced their intention to file an appeal.
The second case is Jack Jimenez, et al. v. Allstate Insurance Company. Jimenez was filed in the U.S. District Court for the Central District of California in September 2010. The plaintiffs allege that they worked off the clock; they also allege other California Labor Code violations resulting from purported unpaid overtime. In April 2012, the court certified a class that includes all adjusters in the state of California, except auto field adjusters, from September 29, 2006 to final judgment. In April 2012, the trial court certified the class, Allstate appealed the court’s decision to certify the class, first to the Ninth Circuit Court of Appeals and then to the U.S. Supreme Court. On June 15, 2015, the U.S. Supreme Court denied Allstate’s petition for a writ of certiorari. The case is scheduled for trial on September 27, 2016, which may be vacated because the court has not approved a trial plan.
In addition to the California class actions, the case of Maria Victoria Perez and Kaela Brown, et al. v. Allstate Insurance Company was filed in the U.S. District Court for the Eastern District of New York. Plaintiffs allege that no-fault claim adjusters have been improperly classified as exempt employees under New York Labor Law and the Fair Labor Standards Act. The case was filed in April 2011, and the plaintiffs are seeking unpaid wages, liquidated damages, injunctive relief, compensatory and punitive damages, and attorneys’ fees. On September 16, 2014, the court certified a class of no-fault adjusters under New York Labor Law and refused to decertify a Fair Labor Standards Act class of no-fault adjusters. Notice to the class was issued in December 2015 and no opt outs were received.
In the Company’s judgment, a loss is not probable in these three cases.
The Florida personal injury protection statute permits insurers to pay personal injury protection benefits for reasonable medical expenses based on certain benefit reimbursement limitations which are authorized by the personal injury protection statute (generally referred to as “fee schedules”) resulting from automobile accidents. The Company is involved in litigation challenging whether the Company’s personal injury protection policies include sufficient language providing notice of the Company’s election to apply the fee schedules.
The Company is litigating one class action, Randy Rosenberg, et al. v. Allstate Fire & Casualty Insurance Company and Allstate Insurance Company, in the U.S. District Court for the Northern District of Illinois. This case is brought on behalf of health care providers and insureds who submitted claims for no-fault benefits under personal injury protection policies which were in effect from 2008 through 2012, and were reimbursed based on the fee schedules. They seek a declaratory judgment that Allstate could not properly apply the fee schedules and seek damages for the difference between what they allege are the reasonable medical expenses payable under the personal injury protection coverage and the fee schedule amounts Allstate actually paid. They also seek recovery of attorneys’ fees and costs pursuant to Florida statutes. This case has been stayed by the Illinois federal court pending the outcome of several Florida state court appeals and a decision on this issue by the Florida Supreme Court.
This fee schedule issue has also been the subject of thousands of individual lawsuits filed against Allstate in Florida. On March 18, 2015, in Stand-Up MRI of Tallahassee, et al. v. Allstate Fire & Casualty Insurance Company, the District Court of Appeal for

the First District unanimously reversed a summary judgment that had been entered against Allstate. The court held that Allstate’s language was clear and unambiguous and provided adequate notice of its intent to use the fee schedules. The plaintiff’s appeal to the Florida Supreme Court was stayed.
On August 19, 2015, in Orthopedic Specialists, et al. v. Allstate Insurance Company, the District Court of Appeal for the Fourth District issued a divided decision (three separate opinions, two against Allstate and one dissenting opinion deeming Allstate’s language sufficient), holding that Allstate’s language was not sufficient. Allstate’s motion for rehearing was denied. The court certified that its decision is in direct conflict with the District Court of Appeal for the First District’s decision. Allstate’s notice to the Florida Supreme Court seeking to invoke the discretionary jurisdiction of that court was accepted on January 20, 2016. The parties have completed the originally scheduled briefing. On May 2, 2016, the plaintiff filed a motion requesting leave to file a sur-reply brief, on which the court has yet to rule. The Florida Supreme Court set this matter for oral argument on August 30, 2016. The plaintiff has filed a motion requesting the court to change the oral argument date to September 1, 2016. The Florida Medical Association was granted leave to file an amicus brief in support of the plaintiff.
On February 3, 2016, in Florida Wellness & Rehabilitation Center of Hialeah, et al. v. Allstate Fire & Casualty Insurance Company, the District Court of Appeal for the Third District heard oral argument and has taken the matter under advisement.
On March 30, 2016, in Markley Chiropractic & Acupuncture v. Allstate Indemnity Insurance Company, the District Court of Appeal for the Second District, unanimously reversed a summary judgment that had been entered against Allstate. The court held that Allstate’s language gave legally sufficient notice of its election to use the fee schedules. The plaintiff has moved for rehearing and Allstate responded. The parties await the court’s ruling.
In the Company’s judgment, a loss is not probable in any of these cases.
Other proceedings
The Company is defending certain matters in the U.S. District Court for the Eastern District of Pennsylvania relating to the Company’s agency program reorganization announced in 1999. The principal focus in these matters to date related to a release of claims signed by the vast majority of the former agents whose employment contracts were terminated in the reorganization program. These matters include the following:
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
Romero I and II consolidated proceedings: In 2004, the court ruled that the release was voidable and certified classes of agents, including a mandatory class of agents who had signed the release, for purposes of effectuating the court’s declaratory judgment that the release was voidable. In 2007, the court vacated its ruling and granted the Company’s motion for summary judgment on all claims. Plaintiffs appealed and in July 2009, the U.S. Court of Appeals for the Third Circuit vacated the trial court’s entry of summary judgment in the Company’s favor, remanded the case to the trial court for additional discovery, and instructed the trial court to address the validity of the release after additional discovery. Following the completion of discovery limited to the validity of the release, the parties filed cross motions for summary judgment with respect to the validity of the release. On February 28, 2014, the trial court denied plaintiffs’ and the Company’s motions for summary judgment, concluding that the question of whether the releases were knowingly and voluntarily signed under a totality of circumstances test raised disputed issues of fact to be resolved at trial. Among other things, the court also held that the release, if valid, would bar all claims in Romero I and II. On May 23, 2014, plaintiffs moved to certify a class as to certain issues relating to the validity of the release. The court denied plaintiffs’ class certification motion on October 6, 2014, stating, among other things, that individual factors and circumstances must be considered to determine whether each release signer entered into the release knowingly and voluntarily. The court entered an order on December 11, 2014, (a) stating that the court’s October 6, 2014 denial of class certification as to release-related issues did not resolve whether issues relating to the merits of plaintiffs’ claims may be subject to class certification at a later time, and (b) holding that the court’s October 6, 2014 order restarted the running of the statute of limitation for any former employee agent who wished to challenge the validity of the release. In an order entered January 7, 2015, the court denied reconsideration of its December 11, 2014 order and clarified that all statutes of limitations to challenge the release would resume running on March 2, 2015. Since the Court’s January 7, 2015 order, a total of 459 additional individual plaintiffs have filed separate lawsuits similar to Romero I or sought to intervene in the Romero I action. Trial proceedings commenced to determine the question of whether the releases of the original named plaintiffs in Romero I and II were knowingly and voluntarily signed. Additionally, plaintiffs asserted two equitable defenses to the release which were to be determined by the court and not the jury. As to the first trial proceeding involving ten plaintiffs, the jury reached verdicts on June 17, 2015 finding that two plaintiffs signed their releases knowingly and voluntarily and eight plaintiffs did not sign their releases knowingly and voluntarily. On January 28, 2016, the court entered its opinion and judgment finding in Allstate’s favor as to all ten plaintiffs on the two equitable defenses to the release. The trial result is not yet final and may be subject to further proceedings. The remaining two trials for the original Romero I and II plaintiffs were scheduled to commence in the fourth quarter of 2015; however, the order setting these trials was subsequently vacated.
On February 1, 2016, these cases were reassigned to a new judge who initially entered orders addressing pending motions for reconsideration of the dismissal of plaintiffs’ state law claims, but then vacated those orders. On April 12, 2016, these cases were again reassigned to a new judge. On May 2, 2016, the new judge entered an order vacating the setting of additional release trials, consolidating all of the original and intervening plaintiffs’ claims, and granting leave to file a Consolidated Amended Complaint by May 20, 2016. The court entered a second order on May 2, 2016, scheduling deadlines for completion of discovery and filing of summary judgment motions on the merits of plaintiffs’ ERISA and ADEA claims, and setting a non-jury ERISA trial to occur in December 2016. The court’s order also sets deadlines for completion of discovery and summary judgment motions with regard to the remaining claims and defenses by the first quarter of 2017, with a jury trial on those claims and defenses to occur in May 2017.
Under its May 2, 2016 orders, the court’s focus has turned to the merits of plaintiffs’ claims rather than to continuing the proceedings begun in 2009 to determine the validity of plaintiffs’ releases. Based on the trial court’s February 28, 2014 order in Romero I and II, if the validity of the release is decided in favor of the Company for any plaintiff, that would preclude any damages or other relief being awarded to that plaintiff. The final resolution of these matters is subject to various uncertainties and complexities including how trials, post trial motions, possible appeals with respect to the validity of the release, and any rulings on the merits will be resolved.
In the Company’s judgment, a loss is not probable.
Asbestos and environmental
Allstate’s reserves for asbestos claims were $907 million and $960 million, net of reinsurance recoverables of $450 million and $458 million, as of March 31, 2016 and December 31, 2015, respectively. Reserves for environmental claims were $178 million and $179 million, net of reinsurance recoverables of $43 million and $43 million, as of March 31, 2016 and December 31, 2015, respectively. Approximately 58% and 57% of the total net asbestos and environmental reserves as of March 31, 2016 and December 31, 2015, respectively, were for incurred but not reported estimated losses.
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
11. Benefit Plans
The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Pension benefits
Service cost	$28	$29
Interest cost	71	64
Expected return on plan assets	(99)	(106)
Amortization of:
Prior service credit	(14)	(14)
Net actuarial loss	43	48
Settlement loss	8	6
Net periodic pension cost	$37	$27

Postretirement benefits
Service cost	$2	$3
Interest cost	4	6
Amortization of:
Prior service credit	(5)	(6)
Net actuarial gain	(8)	(2)
Net periodic postretirement (credit) cost	$(7)	$1

12. Reporting Segments
Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Property-Liability
Property-liability insurance premiums
Auto	$5,220	$4,979
Homeowners	1,810	1,761
Other personal lines	421	420
Commercial lines	129	125
Other business lines	143	141
Total property-liability insurance premiums	7,723	7,426
Net investment income	302	358
Realized capital gains and losses	(99)	28
Total Property-Liability	7,926	7,812
Allstate Financial
Life and annuity premiums and contract charges
Life and annuity premiums
Traditional life insurance	138	132
Accident and health insurance	216	196
Total life and annuity premiums	354	328
Contract charges
Interest-sensitive life insurance	209	206
Fixed annuities	3	3
Total contract charges	212	209
Total life and annuity premiums and contract charges	566	537
Net investment income	419	484
Realized capital gains and losses	(49)	111
Total Allstate Financial	936	1,132
Corporate and Other
Service fees	1	1
Net investment income	10	8
Realized capital gains and losses	(1)	—
Total Corporate and Other before reclassification of service fees	10	9
Reclassification of service fees (1)	(1)	(1)
Total Corporate and Other	9	8
Consolidated revenues	$8,871	$8,952
_______________

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Property-Liability
Underwriting income
Allstate Protection	$127	$469
Discontinued Lines and Coverages	(2)	(2)
Total underwriting income	125	467
Net investment income	302	358
Income tax expense on operations (1)	(141)	(305)
Realized capital gains and losses, after-tax	(64)	18
Property-Liability net income applicable to common shareholders	222	538
Allstate Financial
Life and annuity premiums and contract charges	566	537
Net investment income	419	484
Contract benefits and interest credited to contractholder funds	(639)	(633)
Operating costs and expenses and amortization of deferred policy acquisition costs	(194)	(192)
Income tax expense on operations	(48)	(62)
Operating income	104	134
Realized capital gains and losses, after-tax	(32)	72
Valuation changes on embedded derivatives that are not hedged, after-tax	(4)	(5)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(1)	—
Gain (loss) on disposition of operations, after-tax	1	(1)
Change in accounting for investments in qualified affordable housing projects, after-tax	—	(17)
Allstate Financial net income applicable to common shareholders	68	183
Corporate and Other
Service fees (2)	1	1
Net investment income	10	8
Operating costs and expenses (2)	(80)	(79)
Income tax benefit on operations	25	26
Preferred stock dividends	(29)	(29)
Operating loss	(73)	(73)
Realized capital gains and losses, after-tax	—	—
Corporate and Other net loss applicable to common shareholders	(73)	(73)
Consolidated net income applicable to common shareholders	$217	$648
_______________

(1)
Income tax on operations for the Property-Liability segment includes $28 million of expense related to the change in accounting guidance for investments in qualified affordable housing projects adopted in 2015.

(2)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

13. Other Comprehensive Income
The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended March 31,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$753	$(263)	$490	$486	$(170)	$316
Less: reclassification adjustment of realized capital gains and losses	(139)	49	(90)	162	(57)	105
Unrealized net capital gains and losses	892	(312)	580	324	(113)	211
Unrealized foreign currency translation adjustments	22	(8)	14	(42)	15	(27)
Unrecognized pension and other postretirement benefit cost arising during the period	(8)	3	(5)	11	(3)	8
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(24)	8	(16)	(32)	11	(21)
Unrecognized pension and other postretirement benefit cost	16	(5)	11	43	(14)	29
Other comprehensive income	$930	$(325)	$605	$325	$(112)	$213

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2016, and the related condensed consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
May 4, 2016

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2016 AND 2015
OVERVIEW
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2015. Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources. Resources are allocated by the chief operating decision maker and performance is assessed for Allstate Protection, Discontinued Lines and Coverages and Allstate Financial. Allstate Protection and Allstate Financial performance and resources are managed by committees of senior officers of the respective segments.
Allstate is focused on the following priorities:

•	better serve our customers through innovation, effectiveness and efficiency;

•	achieve target economic returns on capital;

•	grow insurance policies in force;

•	proactively manage investments; and

•	build and acquire long-term growth platforms.
HIGHLIGHTS

•
Consolidated net income applicable to common shareholders was $217 million in the first quarter of 2016 compared to $648 million in the first quarter of 2015. Net income applicable to common shareholders per diluted common share was $0.57 in the first quarter of 2016 compared to $1.53 in the first quarter of 2015.

•	Property-Liability net income applicable to common shareholders was $222 million in the first quarter of 2016 compared to $538 million in the first quarter of 2015.

•	The Property-Liability combined ratio was 98.4 in the first quarter of 2016 compared to 93.7 in the first quarter of 2015.

•	Allstate Financial net income applicable to common shareholders was $68 million in the first quarter of 2016 compared to $183 million in the first quarter of 2015.

•	Total revenues were $8.87 billion in the first quarter of 2016 compared to $8.95 billion in the first quarter of 2015.

•	Property-Liability premiums earned totaled $7.72 billion in the first quarter of 2016, an increase of 4.0% from $7.43 billion in the first quarter of 2015.

•
Investments totaled $78.88 billion as of March 31, 2016, increasing from $77.76 billion as of December 31, 2015. Net investment income was $731 million in the first quarter of 2016, a decrease of 14.0% from $850 million in the first quarter of 2015.

•	Net realized capital losses were $149 million in the first quarter of 2016 compared to net realized capital gains of $139 million in the first quarter of 2015.

•
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $48.89 as of March 31, 2016, a decrease of 0.6% from $49.19 as of March 31, 2015, and an increase of 3.3% from $47.34 as of December 31, 2015.

•
For the twelve months ended March 31, 2016, return on the average of beginning and ending period common shareholders’ equity of 8.3% decreased by 5.4 points from 13.7% for the twelve months ended March 31, 2015.

•
As of March 31, 2016, shareholders’ equity was $20.34 billion. This total included $2.93 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended March 31,
	2016	2015
Revenues
Property-liability insurance premiums	$7,723	$7,426
Life and annuity premiums and contract charges	566	537
Net investment income	731	850
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(91)	(53)
OTTI losses reclassified to (from) other comprehensive income	10	4
Net OTTI losses recognized in earnings	(81)	(49)
Sales and other realized capital gains and losses	(68)	188
Total realized capital gains and losses	(149)	139
Total revenues	8,871	8,952

Costs and expenses
Property-liability insurance claims and claims expense	(5,684)	(4,993)
Life and annuity contract benefits	(455)	(441)
Interest credited to contractholder funds	(190)	(199)
Amortization of deferred policy acquisition costs	(1,129)	(1,070)
Operating costs and expenses	(982)	(1,090)
Restructuring and related charges	(5)	(4)
Interest expense	(73)	(73)
Total costs and expenses	(8,518)	(7,870)

Gain (loss) on disposition of operations	2	(1)
Income tax expense	(109)	(404)
Net income	246	677

Preferred stock dividends	(29)	(29)
Net income applicable to common shareholders	$217	$648

Property-Liability	$222	$538
Allstate Financial	68	183
Corporate and Other	(73)	(73)
Net income applicable to common shareholders	$217	$648

PROPERTY-LIABILITY HIGHLIGHTS

•	Net income applicable to common shareholders was $222 million in the first quarter of 2016 compared to $538 million in the first quarter of 2015.

•	Premiums written totaled $7.52 billion in the first quarter of 2016, an increase of 2.9% from $7.31 billion in the first quarter of 2015.

•	Premiums earned totaled $7.72 billion in the first quarter of 2016, an increase of 4.0% from $7.43 billion in the first quarter of 2015.

•	The loss ratio was 73.6 in the first quarter of 2016 compared to 67.2 in the first quarter of 2015.

•
Catastrophe losses were $827 million in the first quarter of 2016 compared to $294 million in the first quarter of 2015. The effect of catastrophes on the combined ratio was 10.7 in the first quarter of 2016 compared to 4.0 in the first quarter of 2015.

•	Prior year reserve reestimates totaled $24 million unfavorable in the first quarter of 2016 compared to $37 million unfavorable in the first quarter of 2015.

•
Underwriting income was $125 million in the first quarter of 2016 compared to $467 million in the first quarter of 2015. Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•
Investments were $38.74 billion as of March 31, 2016, an increase of 0.7% from $38.48 billion as of December 31, 2015. Net investment income was $302 million in the first quarter of 2016, a decrease of 15.6% from $358 million in the first quarter of 2015.

•	Net realized capital losses were $99 million in the first quarter of 2016 compared to net realized capital gains of $28 million in the first quarter of 2015.

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

($ in millions, except ratios)	Three months ended March 31,
	2016	2015
Premiums written	$7,515	$7,306

Revenues
Premiums earned	$7,723	$7,426
Net investment income	302	358
Realized capital gains and losses	(99)	28
Total revenues	7,926	7,812

Costs and expenses
Claims and claims expense	(5,684)	(4,993)
Amortization of DAC	(1,056)	(1,000)
Operating costs and expenses	(853)	(962)
Restructuring and related charges	(5)	(4)
Total costs and expenses	(7,598)	(6,959)

Gain on disposition of operations	—	1
Income tax expense	(106)	(316)
Net income applicable to common shareholders	$222	$538

Underwriting income	$125	$467
Net investment income	302	358
Income tax expense on operations	(141)	(305)
Realized capital gains and losses, after-tax	(64)	18
Net income applicable to common shareholders	$222	$538

Catastrophe losses (1)	$827	$294

GAAP operating ratios
Claims and claims expense ratio	73.6	67.2
Expense ratio	24.8	26.5
Combined ratio	98.4	93.7
Effect of catastrophe losses on combined ratio (1)	10.7	4.0
Effect of prior year reserve reestimates on combined ratio (1)	0.3	0.5
Effect of amortization of purchased intangible assets on combined ratio	0.1	0.1
Effect of restructuring and related charges on combined ratio	0.1	0.1
Effect of Discontinued Lines and Coverages on combined ratio	—	—
_______________

(1)
Prior year reserve reestimates included in catastrophe losses totaled $3 million and $5 million favorable in the three months ended March 31, 2016 and 2015, respectively. The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio totaled 0.1 point favorable for both the three months ended March 31, 2016 and 2015.

Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.
A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Premiums written:
Allstate Protection	$7,515	$7,306
Discontinued Lines and Coverages	—	—
Property-Liability premiums written	7,515	7,306
Decrease in unearned premiums	166	166
Other	42	(46)
Property-Liability premiums earned	$7,723	$7,426

Premiums earned:
Allstate Protection	$7,723	$7,426
Discontinued Lines and Coverages	—	—
Property-Liability	$7,723	$7,426
ALLSTATE PROTECTION SEGMENT
Premiums written by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Auto	$4,746	$4,535	$439	$434	$138	$147	$5,323	$5,116
Homeowners	1,392	1,379	11	5	104	111	1,507	1,495
Other personal lines (1)	353	357	2	2	21	24	376	383
Subtotal – Personal lines	6,491	6,271	452	441	263	282	7,206	6,994
Commercial lines	126	128	—	—	—	—	126	128
Other business lines (2)	183	184	—	—	—	—	183	184
Total	$6,800	$6,583	$452	$441	$263	$282	$7,515	$7,306
_______________

(1)	Other personal lines include renter, condominium, landlord and other personal lines products.

(2)	Other business lines include Allstate Roadside Services, Allstate Dealer Services and other business lines.
Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Auto	$4,667	$4,432	$394	$382	$159	$165	$5,220	$4,979
Homeowners	1,678	1,631	8	3	124	127	1,810	1,761
Other personal lines	393	391	2	2	26	27	421	420
Subtotal – Personal lines	6,738	6,454	404	387	309	319	7,451	7,160
Commercial lines	129	125	—	—	—	—	129	125
Other business lines	143	141	—	—	—	—	143	141
Total	$7,010	$6,720	$404	$387	$309	$319	$7,723	$7,426
Premium measures and statistics that are used to analyze the business are calculated and described below.

•	Policies in force (“PIF”): Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

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

•
New issued applications: Item counts of automobiles or homeowners insurance applications for insurance policies that were issued during the period, regardless of whether the customer was previously insured by another Allstate Protection brand. Allstate brand includes automobiles added by existing customers when they exceed the number allowed on a policy, which in 2015 was either four or ten depending on the state. Currently all states allow ten automobiles on a policy.

Auto premiums written totaled $5.32 billion in the first quarter of 2016, a 4.0% increase from $5.12 billion in the first quarter of 2015.

	Allstate brand				Esurance brand		Encompass brand
	2016		2015		2016	2015	2016	2015
Three months ended March 31,
PIF (thousands)	20,145		20,036		1,428	1,470	701	778
Average premium (1)	$507		$484		$547	$520	$981	$913
Renewal ratio (%)	88.0		88.8		79.6	79.9	76.1	78.5
Approved rate changes (2):
# of locations	25	(6)	18	(6)	6	13	4	6
Total brand (%) (3)	1.7		0.4		0.3	1.3	1.6	1.3
Location specific (%) (4) (5)	7.3		3.9		2.7	4.4	14.3	6.9
____________

(1)	Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.

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

(5)
Allstate brand operates in 50 states, the District of Columbia, and 5 Canadian provinces. Esurance brand operates in 43 states and 1 Canadian province. Encompass brand operates in 40 states and the District of Columbia. Based on historical premiums written in those states and Canadian provinces, the annual impact of rate changes approved for auto for all three brands totaled $335 million and $94 million in the three months ended March 31, 2016 and 2015, respectively.

(6)	Includes 3 and 2 Canadian provinces in the three months ended March 31, 2016 and 2015, respectively, and the District of Columbia.
Allstate brand auto premiums written totaled $4.75 billion in the first quarter of 2016, a 4.7% increase from $4.54 billion in the first quarter of 2015. Factors impacting premiums written were the following:

•
0.5% or 109 thousand increase in PIF as of March 31, 2016 compared to March 31, 2015. Allstate brand auto PIF increased in 31 states, including 6 out of our largest 10 states, as of March 31, 2016 compared to March 31, 2015.

•	26.3% decrease in new issued applications to 584 thousand in the first quarter of 2016 from 792 thousand in the first quarter of 2015.

•
4.8% increase in average premium in the first quarter of 2016 compared to the first quarter of 2015, primarily due to rate increases. Based on historical premiums written, the annual impact of rate changes approved for auto totaled $320 million in the three months ended March 31, 2016 compared to $66 million in the three months ended March 31, 2015. These amounts do not assume customer choices such as non-renewal or changes in policy terms which might reduce future premiums. Fluctuation in the Canadian exchange rate has reduced premiums written and average premium growth rates by 0.4 points in the first quarter of 2016.

•	0.8 point decrease in the renewal ratio in the first quarter of 2016 compared to the first quarter of 2015.
We regularly monitor profitability trends and take appropriate pricing actions, underwriting actions, manage loss cost through focus on claims process excellence and targeted expense spending reductions to achieve adequate returns. Given loss trends experienced in 2015, we responded with a multi-faceted approach to improve profitability.

•
We increased and accelerated rate filings broadly across the country. Approximately half of the Allstate brand rate increases approved in the first quarter of 2016 are expected to be earned in 2016, with the remainder expected to be earned in 2017. We continue to aggressively pursue rate increases to respond to higher loss trends, subject to regulatory processes and review.

•
We made underwriting guideline adjustments in state specific locations and customer segments experiencing less than acceptable returns which reduced the number of new issued applications and slowed growth. Underwriting guideline adjustments vary by state and include restrictions on business with no prior insurance as well as business with prior accidents and violations. Changes in down payment requirements and coverage plan adjustments have also been implemented. These changes are intended to increase underwriting margin and can be modified as we achieve targeted underwriting results in these segments.

Esurance brand auto premiums written totaled $439 million in the first quarter of 2016, a 1.2% increase from $434 million in the first quarter of 2015. Profit improvement actions impacting growth include rate increases, underwriting guideline adjustments, and decreased marketing in select geographies to manage risks. Factors impacting premiums written were the following:
•2.9% or 42 thousand decrease in PIF as of March 31, 2016 compared to March 31, 2015.

•
13.8% decrease in new issued applications to 168 thousand in the first quarter of 2016 from 195 thousand in the first quarter of 2015 due to a decrease in marketing activities and an increase in rates. Quote volume declined reflecting lower advertising spend. The conversion rate (the percentage of actual issued policies to completed quotes) increased 0.2 points in the first quarter of 2016 compared to the first quarter of 2015.

•	5.2% increase in average premium in the first quarter of 2016 compared to the first quarter of 2015.

•
0.3 point decrease in the renewal ratio in the first quarter of 2016 compared to the first quarter of 2015, primarily due to continued pressure from rate actions and growth in states with lower retention.

Encompass brand auto premiums written totaled $138 million in the first quarter of 2016, a 6.1% decrease from $147 million in the first quarter of 2015. Profit improvement actions impacting growth include product modernization such as enhanced pricing, contract coverage, and underwriting sophistication. Factors impacting premiums written were the following:

•	9.9% or 77 thousand decrease in PIF as of March 31, 2016 compared to March 31, 2015.

•	34.8% decrease in new issued applications to 15 thousand in the first quarter of 2016 from 23 thousand in the first quarter of 2015.

•	7.4% increase in average premium in the first quarter of 2016 compared to the first quarter of 2015.

•
2.4 point decrease in the renewal ratio in the first quarter of 2016 compared to the first quarter of 2015. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one coverage can contribute to declines in the other.

Homeowners premiums written totaled $1.51 billion in the first quarter of 2016, a 0.8% increase from $1.50 billion in the first quarter of 2015. Excluding the cost of catastrophe reinsurance, premiums written increased 0.3% in the first quarter of 2016 compared to the first quarter of 2015.

	Allstate brand				Esurance brand		Encompass brand
	2016		2015		2016	2015	2016	2015
Three months ended March 31,
PIF (thousands)	6,152		6,114		37	15	329	361
Average premium (1)	$1,174		$1,148		$891	$849	$1,618	$1,519
Renewal ratio (%) (1) (2)	88.1		88.4		73.0	N/A	81.5	83.2
Approved rate changes (3):
# of locations	15	(5)	10	(5)	N/A	N/A	5	4
Total brand (%)	(0.4)	(6)	0.2		N/A	N/A	1.4	0.4
Location specific (%) (4)	(2.3)	(6)	3.0		N/A	N/A	11.6	8.1
_______________

(1)	Policy term is twelve months.

(2)
Esurance’s retention ratios will appear lower due to its underwriting process. Customers can enter into a policy without a physical inspection. During the underwriting review period, a number of policies may be canceled if upon inspection the condition is unsatisfactory. Esurance’s retention ratio was 91.6% on policies that passed the underwriting review period.

(3)	Includes rate changes approved based on our net cost of reinsurance.

(4)
Allstate brand operates in 50 states, the District of Columbia, and 5 Canadian provinces. Esurance brand operates in 25 states. Encompass brand operates in 40 states and the District of Columbia. Based on historical premiums written in those states and Canadian provinces, the annual impact of rate changes approved for homeowners totaled a decrease of $21 million and an increase of $14 million in the three months ended March 31, 2016 and 2015, respectively.

(5)	Both three months ended March 31, 2016 and 2015 include 2 Canadian provinces.

(6)
Includes the impact of a rate decrease in California. Excluding California, Allstate brand homeowners total brand and location specific rate changes were 0.6% and 3.7% for the three months ended March 31, 2016, respectively.

N/A reflects not applicable.

Allstate brand homeowners premiums written totaled $1.39 billion in the first quarter of 2016, a 0.9% increase from $1.38 billion in the first quarter of 2015. We continue to be disciplined in how we manage margins as we increase rates and implement other actions to maintain or improve returns where required. Factors impacting premiums written were the following:

•
0.6% or 38 thousand increase in PIF as of March 31, 2016 compared to March 31, 2015. Allstate brand homeowners PIF increased in 31 states, including 7 out of our largest 10 states, as of March 31, 2016 compared to March 31, 2015.

•	7.3% decrease in new issued applications to 164 thousand in the first quarter of 2016 from 177 thousand in the first quarter of 2015.

•
2.3% increase in average premium in the first quarter of 2016 compared to the first quarter of 2015, primarily due to rate changes and increasing insured home valuations due to inflationary costs. Fluctuation in the Canadian exchange rate has reduced premiums written and average premium growth rates for the first quarter of 2016 by 0.3 points.

•	0.3 point decrease in the renewal ratio in the first quarter of 2016 compared to the first quarter of 2015.

•
$7 million decrease in the cost of our catastrophe reinsurance program to $89 million in the first quarter of 2016 from $96 million in the first quarter of 2015. Catastrophe reinsurance premiums are recorded primarily in Allstate brand and are a reduction of premium.

Premiums written for Allstate’s House and Home product, our redesigned homeowners new business offering currently available in 74% of total states, totaled $357 million in the first quarter of 2016 compared to $261 million in the first quarter of 2015.
Esurance brand homeowners premiums written totaled $11 million in the first quarter of 2016 compared to $5 million in the first quarter of 2015. Factors impacting premiums written were the following:

•	22 thousand increase in PIF as of March 31, 2016 compared to March 31, 2015.

•	New issued applications totaled 7 thousand in the first quarter of 2016 compared to 6 thousand in the first quarter of 2015.
Encompass brand homeowners premiums written totaled $104 million in the first quarter of 2016, a 6.3% decrease from $111 million in the first quarter of 2015. Profit improvement actions impacting growth include product modernization such as enhanced pricing, contract coverage, and underwriting sophistication. Factors impacting premiums written were the following:

•	8.9% or 32 thousand decrease in PIF as of March 31, 2016 compared to March 31, 2015.

•	25.0% decrease in new issued applications to 9 thousand in the first quarter of 2016 from 12 thousand in the first quarter of 2015.

•	6.5% increase in average premium in the first quarter of 2016 compared to the first quarter of 2015, primarily due to rate changes.

•
1.7 point decrease in the renewal ratio in the first quarter of 2016 compared to the first quarter of 2015. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one coverage can contribute to declines in the other.

Other personal lines Allstate brand other personal lines premiums written totaled $353 million in the first quarter of 2016, a 1.1% decrease from $357 million in the first quarter of 2015. The decrease primarily relates to landlords insurance.
Commercial lines premiums written totaled $126 million in the first quarter of 2016, a 1.6% decrease from $128 million in the first quarter of 2015. The decrease was driven by lower renewals and decreased new business due to profit improvement actions, partially offset by higher average premiums.
Other business lines premiums written totaled $183 million in the first quarter of 2016, a 0.5% decrease from $184 million in the first quarter of 2015. The decrease was primarily due to a decline in Allstate Roadside Services premiums, partially offset by stronger results in Allstate Dealer Services.

Underwriting results are shown in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Premiums written	$7,515	$7,306
Premiums earned	$7,723	$7,426
Claims and claims expense	(5,683)	(4,992)
Amortization of DAC	(1,056)	(1,000)
Other costs and expenses	(852)	(961)
Restructuring and related charges	(5)	(4)
Underwriting income	$127	$469
Catastrophe losses	$827	$294

Underwriting income (loss) by line of business
Auto	$18	$76
Homeowners	107	366
Other personal lines	17	37
Commercial lines	(28)	(11)
Other business lines	14	3
Answer Financial	(1)	(2)
Underwriting income	$127	$469

Underwriting income (loss) by brand
Allstate brand	$171	$526
Esurance brand	(25)	(69)
Encompass brand	(18)	14
Answer Financial	(1)	(2)
Underwriting income	$127	$469

The following tables summarize the differences in underwriting results from the prior year. The 2016 column presents differences in the first quarter of 2016 compared to the first quarter of 2015. The 2015 column presents differences in the first quarter of 2015 compared to the first quarter of 2014. The components of the increase (decrease) in underwriting income (loss) by line of business are shown in the table following.

($ in millions)	Three months ended March 31,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (1)
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Underwriting income (loss) - prior period	$76	$183	$366	$197	$37	$(6)	$(11)	$(5)	$469	$375
Changes in underwriting income (loss) from:
Premiums earned	241	267	49	64	1	8	4	15	297	362
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(234)	(293)	50	(15)	12	(4)	(9)	(10)	(173)	(328)
Catastrophe losses excluding reserve reestimates	(128)	9	(368)	109	(33)	22	(2)	4	(531)	144
Non-catastrophe reserve reestimates	19	(68)	8	5	(4)	15	(8)	(11)	15	(59)
Catastrophe reserve reestimates	—	(4)	—	12	—	(1)	(2)	—	(2)	7
Total reserve reestimates	19	(72)	8	17	(4)	14	(10)	(11)	13	(52)
Subtotal - losses	(343)	(356)	(310)	111	(25)	32	(21)	(17)	(691)	(236)
Expenses	44	(18)	2	(6)	4	3	—	(4)	52	(32)
Underwriting income (loss) - current period	$18	$76	$107	$366	$17	$37	$(28)	$(11)	$127	$469
_______________
(1) Includes other business lines underwriting income of $14 million and $3 million in the first quarter of 2016 and 2015, respectively, and Answer Financial underwriting loss of $1 million and $2 million in the first quarter of 2016 and 2015, respectively.
The components of the increase (decrease) in underwriting income (loss) by brand are shown in the following table.

($ in millions)	Three months ended March 31,
	Allstate brand		Esurance brand		Encompass brand
	2016	2015	2016	2015	2016	2015
Underwriting income (loss) - prior period	$526	$478	$(69)	$(93)	$14	$(8)
Changes in underwriting income (loss) from:
Premiums earned	290	303	17	44	(10)	15
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(193)	(278)	8	(41)	12	(9)
Catastrophe losses excluding reserve reestimates	(511)	131	(3)	1	(17)	12
Non-catastrophe reserve reestimates	32	(63)	—	1	(17)	3
Catastrophe reserve reestimates	2	5	—	—	(4)	2
Total reserve reestimates	34	(58)	—	1	(21)	5
Subtotal - losses	(670)	(205)	5	(39)	(26)	8
Expenses	25	(50)	22	19	4	(1)
Underwriting income (loss) - current period	$171	$526	$(25)	$(69)	$(18)	$14
For more information, see the previous discussions of premiums written and the combined, loss and expense ratio discussion below.
Combined ratios by brand are shown in the following table.

	Three months ended March 31,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Loss ratio	73.5	66.7	72.8	77.2	77.3	66.8	73.6	67.2
Expense ratio	24.1	25.5	33.4	40.6	28.5	28.8	24.8	26.5
Combined ratio	97.6	92.2	106.2	117.8	105.8	95.6	98.4	93.7

Loss ratios by brand and line of business are analyzed in the following table.

	Three months ended March 31,
	Auto		Homeowners		Other personal lines		Commercial lines		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Allstate brand
Loss ratio (1)	75.4	71.7	70.9	54.8	66.4	62.4	92.2	78.4	73.5	66.7
Effect of catastrophe losses on combined ratio	2.9	0.3	34.2	13.9	16.0	7.4	7.0	4.0	11.2	4.1
Effect of prior year reserve reestimates on combined ratio	0.1	0.8	(0.5)	0.2	(1.5)	(0.5)	15.5	8.0	0.2	0.7
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	(0.1)	(0.3)	(0.1)	—	(0.3)	2.4	0.8	(0.1)	—

Esurance brand
Loss ratio (1)	73.4	77.7	50.0	33.3	50.0	50.0	—	—	72.8	77.2
Effect of catastrophe losses on combined ratio	0.5	—	12.5	—	—	—	—	—	0.7	—
Effect of prior year reserve reestimates on combined ratio	(1.0)	(1.0)	—	—	—	—	—	—	(1.0)	(1.0)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	—	—	—	—	—	—	—	—	—

Encompass brand
Loss ratio (1)	77.4	70.3	68.6	58.3	119.3	85.2	—	—	77.3	66.8
Effect of catastrophe losses on combined ratio	1.3	—	30.7	14.2	3.8	7.4	—	—	13.3	6.3
Effect of prior year reserve reestimates on combined ratio	1.3	(4.8)	0.8	(1.6)	42.3	11.1	—	—	4.5	(2.2)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	(0.6)	1.6	(1.6)	(3.9)	—	—	—	0.3	(0.9)

Allstate Protection
Loss ratio (1)	75.3	72.1	70.7	55.0	69.6	63.8	92.2	78.4	73.6	67.2
Effect of catastrophe losses on combined ratio	2.7	0.3	33.9	13.9	15.2	7.4	7.0	4.0	10.7	4.0
Effect of prior year reserve reestimates on combined ratio	0.1	0.5	(0.4)	0.1	1.2	0.2	15.5	8.0	0.3	0.5
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	—	(0.2)	(0.1)	(0.3)	(0.3)	2.4	0.8	(0.1)	(0.1)
_______________

(1)	Ratios are calculated using the premiums earned for the respective line of business.
Auto loss ratio for the Allstate brand increased 3.7 points in the first quarter of 2016 compared to the first quarter of 2015, due to higher claim severity, increased catastrophe losses and higher claim frequency, partially offset by increased premiums earned and lower unfavorable reserve reestimates.
The percent change in paid or gross frequency is calculated as the increase or decrease in the paid or gross frequency amount in the current period compared to the same period in the prior year; divided by the prior year paid or gross frequency amount. The paid frequency amount is calculated as annualized notice counts closed with payment in the period divided by the average of policies in force with the applicable coverage during the period. The gross frequency amount is calculated as annualized notice counts received in the period divided by the average of policies in force with the applicable coverage during the period. Gross frequency includes all actual notice counts, regardless of their current status (open or closed) or their ultimate disposition (closed with a payment or closed without payment).
Paid frequency trends emerge more slowly than gross frequency because of the difference between the timing of when notices are received and when claims are settled. Paid frequency trends emerge more quickly for property damage claims which are settled in a much shorter period of time than bodily injury claims.
Paid frequency in the bodily injury coverage increased 5.9% in the first quarter of 2016 compared to the first quarter of 2015. Approximately 70% of individual states experienced a year over year increase in their rate of bodily injury paid frequency in first quarter 2016 when compared to first quarter 2015. Quarterly fluctuations in bodily injury paid frequency can be volatile. Gross frequency increased by a low single digit percent.
Paid frequency in the property damage coverage increased 2.4% in the first quarter of 2016 compared to the first quarter of 2015. Approximately 82% of individual states experienced a year over year increase in their rate of property damage paid frequency in first quarter 2016 when compared to first quarter 2015. Gross frequency increased by a low single digit percent.

Paid claim severity is calculated by dividing the sum of paid losses and loss expenses by claims closed with a payment during the period. The rate of change in paid severity is the year over year percent increase or decrease in paid claim severity for the period. Bodily injury coverage paid claim severities decreased 5.5% and property damage coverage paid claim severities increased 7.5% in the first quarter of 2016 compared to the first quarter of 2015.
Changes in bodily injury paid claim severity increases were consistent with historical comparisons to inflationary indices, after adjusting for normal volatility due to changes in state mix and payment timing.  Changes in Property Damage paid claim severity increases were elevated in the quarter relative to inflationary indices which have continued to increase.
Claim practices remain focused on process excellence through tactical actions such as improved cycle time, enhanced processes at first notice of loss and better repair estimate oversight.
Esurance brand auto loss ratio decreased 4.3 points in the first quarter of 2016 compared to the first quarter of 2015, primarily due to increases in average premiums earned and lower claim frequency.
Encompass brand auto loss ratio increased 7.1 points in the first quarter of 2016 compared to the first quarter of 2015, primarily due to unfavorable reserve reestimates and higher catastrophe losses.
Homeowners loss ratio for the Allstate brand increased 16.1 points to 70.9 in the first quarter of 2016 from 54.8 in the first quarter of 2015, primarily due to higher catastrophe losses. Paid claim frequency excluding catastrophe losses decreased 2.0% in the first quarter of 2016 compared to the first quarter of 2015. Paid claim severity excluding catastrophe losses decreased 2.7% in the first quarter of 2016 compared to the first quarter of 2015.
Encompass brand homeowners loss ratio increased 10.3 points in the first quarter of 2016 compared to the first quarter of 2015, primarily due to higher catastrophe losses and decreased premiums earned.
Catastrophe losses were $827 million in the first quarter of 2016 compared to $294 million in the first quarter of 2015.
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
Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended March 31, 2016
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	1	5.9%	$340	41.1%	4.4	$340
$101 million to $250 million	1	5.9	196	23.7	2.6	196
$50 million to $100 million	1	5.9	63	7.6	0.8	63
Less than $50 million	14	82.3	231	27.9	3.0	17
Total	17	100.0%	830	100.3	10.8	49
Prior year reserve reestimates			(3)	(0.3)	(0.1)
Total catastrophe losses			$827	100.0%	10.7
Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended March 31,
	Number of events	2016	Number of events	2015
Hurricanes/Tropical storms	—	$—	—	$—
Tornadoes	—	—	1	30
Wind/Hail	15	783	5	26
Wildfires	—	—	1	2
Other events	2	47	4	241
Prior year reserve reestimates		(3)		(5)
Total catastrophe losses	17	$827	11	$294

Expense ratio for Allstate Protection decreased 1.7 points in the first quarter of 2016 compared to the first quarter of 2015. The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended March 31,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Amortization of DAC	14.1	13.8	2.7	2.8	18.5	18.5	13.7	13.5
Advertising expense	1.5	2.3	11.6	17.3	—	0.6	2.0	3.0
Amortization of purchased intangible assets	—	—	1.5	2.3	—	—	0.1	0.1
Other costs and expenses	8.4	9.3	17.6	18.2	10.0	9.7	8.9	9.8
Restructuring and related charges	0.1	0.1	—	—	—	—	0.1	0.1
Total expense ratio	24.1	25.5	33.4	40.6	28.5	28.8	24.8	26.5
Allstate brand expense ratio decreased 1.4 points in the first quarter of 2016 compared to the first quarter of 2015. The decrease primarily related to expense spending reductions in advertising and professional services costs, partially offset by an increase in the amortization of acquisition costs. Expense reductions were primarily related to actions that could be modified as margins return to targeted underwriting results. For areas where we are trending towards acceptable levels of return, spending on growth is being reinstated. Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in the first quarter of 2016 were higher than the first quarter of 2015.
Esurance brand expense ratio decreased 7.2 points in the first quarter of 2016 compared to the first quarter of 2015. Esurance advertising expenses decreased in first quarter of 2016 compared to the first quarter of 2015 in conjunction with our profitability actions. We determine advertising levels based on the prospects of achieving targeted returns and growth objectives. The Esurance brand expense ratio also includes purchased intangible assets that are amortized on an accelerated basis with over 80% of the amortization taking place by 2016. Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were lower in the first quarter of 2016 compared to the first quarter of 2015.
Esurance continued to invest in expansion initiatives, including costs incurred to expand beyond our initial 30 states at acquisition, adding new products such as homeowners, motorcycle, and usage based insurance and expanding into the Canadian market. The related expenses contributed approximately 3.4 points in the first quarter of 2016 compared to 4.5 points to the total expense ratio in the first quarter of 2015. Advertising expenses included 1.6 points in the first quarter of 2016 and 1.2 points in the first quarter of 2015 related to expansion initiatives. Other costs and expenses included 1.8 points in the first quarter of 2016 and 3.3 points in the first quarter of 2015 related to expansion initiatives.
Encompass brand expense ratio decreased 0.3 points in the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower marketing expenditures.
Income tax expense in first quarter 2015 included $28 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects.
Allstate Protection catastrophe reinsurance Our catastrophe reinsurance program supports our goal to have no more than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. Except for the Florida component of the program that is expected to be placed in the second quarter of 2016, we have completed the placement of our 2016 catastrophe reinsurance program.
Similar to our 2015 program, our 2016 program includes coverage for losses to personal lines property and automobile arising out of multiple perils, in addition to hurricanes and earthquakes, in all agreements, except for two agreements placed in the insurance linked securities (“ILS”) market, forming part of our Nationwide program, and the Kentucky agreement.
The June 1, 2016 Nationwide program, excluding Florida and New Jersey where separate reinsurance agreements address the distinct needs of our separately capitalized legal entities in these states, provides $4.5 billion of reinsurance limits, less a $500 million retention, subject to the percentage of reinsurance placed in each of its ten layers. The Nationwide program includes reinsurance agreements with both the traditional and ILS markets as described below:

•
The traditional market placement provides limits totaling $2.8 billion, comprised of $2.2 billion of limits for losses arising out of multiple perils with one annual reinstatement of limits, $439 million of limits for losses arising out of multiple perils with one reinstatement of limits over a seven year term, and $175 million of limits for losses arising out of multiple perils with no reinstatement of limits.

•
The ILS placements provide one limit of $1.1 billion for losses, in certain states caused by hurricanes, earthquakes and fire following earthquakes with no reinstatement of limits. Amounts payable are based on insured industry losses and further adjusted to account for our exposures in reinsured areas. Recoveries are limited to our ultimate net loss from the reinsured event and are subject to the placed limits.
The New Jersey agreement comprises three contracts that reinsure personal lines property and automobile catastrophe losses in New Jersey and provides $400 million of limits excess of provisional retentions of approximately $170 million. Each contract includes one annual reinstatement of limits.
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
The total cost of our property catastrophe reinsurance programs during the first quarter of 2016 was $103 million. The total cost of our catastrophe reinsurance programs during 2015 was $427 million or an average quarterly cost of $107 million.
Reserve reestimates The tables below show reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2016 and 2015 and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2016	2015
Auto	$12,459	$11,698
Homeowners	1,937	1,849
Other personal lines	1,490	1,502
Commercial lines	554	549
Other business lines	21	19
Total Allstate Protection	$16,461	$15,617

($ in millions, except ratios)	Three months ended March 31,
	Reserve reestimate (1)		Effect on combined ratio (2)
	2016	2015	2016	2015
Auto	$5	$24	0.1	0.3
Homeowners	(7)	1	(0.1)	—
Other personal lines	5	1	0.1	—
Commercial lines	20	10	0.2	0.2
Other business lines	—	—	—	—
Total Allstate Protection (3)	$23	$36	0.3	0.5

Allstate brand	$13	$47	0.2	0.6
Esurance brand	(4)	(4)	(0.1)	—
Encompass brand	14	(7)	0.2	(0.1)
Total Allstate Protection	$23	$36	0.3	0.5
_______________

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Property-Liability premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $3 million and $5 million favorable in the three months ended March 31, 2016 and 2015, respectively. The effect of catastrophe losses included in prior year reserve reestimates on the combined ratio totaled 0.1 point favorable for both the three months ended March 31, 2016 and 2015.

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
Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Premiums written	$—	$—

Premiums earned	$—	$—
Claims and claims expense	(1)	(1)
Operating costs and expenses	(1)	(1)
Underwriting loss	$(2)	$(2)

PROPERTY-LIABILITY INVESTMENT RESULTS
Net investment income The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2016	2015
Fixed income securities	$223	$215
Equity securities	20	18
Mortgage loans	3	4
Limited partnership interests	58	126
Short-term investments	2	1
Other	20	17
Investment income, before expense	326	381
Investment expense	(24)	(23)
Net investment income	$302	$358
The average pre-tax investment yields are presented in the following table. Pre-tax yield is calculated as annualized investment income, generally before investment expense (including dividend income in the case of equity securities) divided by the average of investment balances at the end of each quarter during the year. For the purposes of the pre-tax yield calculation, income for directly held real estate, timber and other consolidated investments is net of asset level operating expenses (direct expenses of the assets reported in investment expense). For investments carried at fair value, investment balances exclude unrealized capital gains and losses.

	Three months ended March 31,
	2016	2015
Fixed income securities: tax-exempt	2.1%	2.4%
Fixed income securities: tax-exempt equivalent	3.1	3.5
Fixed income securities: taxable	3.2	2.9
Equity securities	2.4	2.6
Mortgage loans	4.0	4.5
Limited partnership interests	8.9	19.9
Total portfolio	3.3	4.0
Net investment income decreased 15.6% or $56 million to $302 million in the first quarter of 2016 from $358 million in the first quarter of 2015, primarily due to lower limited partnership income, partially offset by higher fixed income portfolio yields.
Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Impairment write-downs	$(35)	$(12)
Change in intent write-downs	(19)	(27)
Net other-than-temporary impairment losses recognized in earnings	(54)	(39)
Sales and other	(41)	99
Valuation and settlements of derivative instruments	(4)	(32)
Realized capital gains and losses, pre-tax	(99)	28
Income tax expense	35	(10)
Realized capital gains and losses, after-tax	$(64)	$18
For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•	Net income applicable to common shareholders was $68 million in the first quarter of 2016 compared to $183 million in the first quarter of 2015.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $563 million in the first quarter of 2016, an increase of 5.4% from $534 million in the first quarter of 2015.

•
Investments totaled $37.34 billion as of March 31, 2016, reflecting an increase of $544 million from $36.79 billion as of December 31, 2015. Net investment income decreased 13.4% to $419 million in the first quarter of 2016 from $484 million in the first quarter of 2015.

•	Net realized capital losses totaled $49 million in the first quarter of 2016 compared to net realized capital gains of $111 million in the first quarter of 2015.

•	Contractholder funds totaled $21.09 billion as of March 31, 2016, reflecting a decrease of $203 million from $21.30 billion as of December 31, 2015.
ALLSTATE FINANCIAL SEGMENT
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Revenues
Life and annuity premiums and contract charges	$566	$537
Net investment income	419	484
Realized capital gains and losses	(49)	111
Total revenues	936	1,132

Costs and expenses
Life and annuity contract benefits	(455)	(441)
Interest credited to contractholder funds	(190)	(199)
Amortization of DAC	(73)	(70)
Operating costs and expenses	(123)	(123)
Total costs and expenses	(841)	(833)

Gain (loss) on disposition of operations	2	(2)
Income tax expense	(29)	(114)
Net income applicable to common shareholders	$68	$183

Life insurance	$59	$55
Accident and health insurance	18	25
Annuities and institutional products	(9)	103
Net income applicable to common shareholders	$68	$183

Allstate Life	$57	$53
Allstate Benefits	20	27
Allstate Annuities	(9)	103
Net income applicable to common shareholders	$68	$183

Investments as of March 31	$37,336	$38,790
Net income applicable to common shareholders was $68 million in the first quarter of 2016 compared to $183 million in the first quarter of 2015. The decrease was primarily due to net realized capital losses in first quarter 2016 compared to net realized capital gains in first quarter 2015 and lower net investment income. The decrease in net income was primarily concentrated in Allstate Annuities.
Analysis of revenues Total revenues decreased 17.3% or $196 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to net realized capital losses in first quarter 2016 compared to net realized capital gains in first quarter 2015 and lower net investment income, partially offset by higher premiums and contract charges.

Life and annuity premiums and contract charges Premiums represent revenues generated from traditional life insurance, accident and health insurance, and immediate annuities with life contingencies that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive and variable life insurance and fixed annuities for which deposits are classified as contractholder funds or separate account liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.
The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2016	2015
Underwritten products
Traditional life insurance premiums	$130	$124
Accident and health insurance premiums	—	1
Interest-sensitive life insurance contract charges	182	180
Subtotal – Allstate Life	312	305
Traditional life insurance premiums	8	8
Accident and health insurance premiums	216	195
Interest-sensitive life insurance contract charges	27	26
Subtotal – Allstate Benefits	251	229
Total underwritten products	563	534

Annuities
Immediate annuities with life contingencies premiums	—	—
Other fixed annuity contract charges	3	3
Total – Allstate Annuities	3	3

Life and annuity premiums and contract charges (1)	$566	$537
____________________

(1)	Contract charges related to the cost of insurance totaled $141 million and $138 million for the first quarter of 2016 and 2015, respectively.
Total premiums and contract charges increased 5.4% or $29 million in the first quarter of 2016 compared to the first quarter of 2015. The increase for Allstate Life primarily relates to lower traditional life reinsurance ceded and increased traditional life insurance renewal premiums. The increase for Allstate Benefits primarily relates to growth in critical illness, accident and hospital indemnity products.

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

($ in millions)	Three months ended March 31,
	2016	2015
Contractholder funds, beginning balance	21,295	22,529

Deposits
Interest-sensitive life insurance	252	249
Fixed annuities	44	51
Total deposits	296	300

Interest credited	189	199

Benefits, withdrawals, maturities and other adjustments
Benefits	(252)	(273)
Surrenders and partial withdrawals	(245)	(305)
Contract charges	(206)	(203)
Net transfers from separate accounts	1	1
Other adjustments (1)	14	19
Total benefits, withdrawals, maturities and other adjustments	(688)	(761)
Contractholder funds, ending balance	$21,092	$22,267
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

Contractholder funds decreased 1.0% in the first quarter of 2016 primarily due to the continued runoff of our deferred fixed annuity business.
Contractholder deposits decreased 1.3% in the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower additional deposits on fixed annuities, partially offset by higher deposits on interest-sensitive life insurance.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 19.7% to $245 million in the first quarter of 2016 from $305 million in the first quarter of 2015, due to a decrease in fixed annuities. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 5.7% in the first quarter of 2016 compared to 6.8% in the same period of 2015.
Net investment income is presented in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Fixed income securities	$284	$344
Equity securities	8	5
Mortgage loans	50	51
Limited partnership interests	63	72
Short-term investments	2	—
Other	30	27
Investment income, before expense	437	499
Investment expense	(18)	(15)
Net investment income	$419	$484

Allstate Life	$120	$121
Allstate Benefits	18	18
Allstate Annuities	281	345
Net investment income	$419	$484

Net investment income decreased 13.4% or $65 million to $419 million in the first quarter of 2016 from $484 million in the first quarter of 2015, primarily due to lower fixed income portfolio yields, lower average investment balances and lower limited partnership income. The decrease was primarily concentrated in Allstate Annuities due to the portfolio maturity profile shortening in 2015 in anticipation of increasing performance-based investments in which a greater proportion of return is derived from idiosyncratic asset or operating performance, to more appropriately match the long-term nature of our immediate annuity liabilities and improve long-term economic results. The average pre-tax investment yields were 4.8% and 5.5% in the first quarter of 2016 and 2015, respectively.
Net realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Impairment write-downs	$(24)	$(7)
Change in intent write-downs	(3)	(3)
Net other-than-temporary impairment losses recognized in earnings	(27)	(10)
Sales and other	(17)	117
Valuation and settlements of derivative instruments	(5)	4
Realized capital gains and losses, pre-tax	(49)	111
Income tax benefit (expense)	17	(39)
Realized capital gains and losses, after-tax	$(32)	$72

Allstate Life	(8)	2
Allstate Benefits	(3)	—
Allstate Annuities	(21)	70
Realized capital gains and losses, after-tax	$(32)	$72
For further discussion of realized capital gains and losses, see the Investments section of the MD&A.
Analysis of costs and expenses Total costs and expenses increased 1.0% or $8 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to higher contract benefits, partially offset by lower interest credited to contractholder funds.
Life and annuity contract benefits increased 3.2% or $14 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to higher claim experience for the accident, critical illness and cancer products and growth at Allstate Benefits.
In 2015, we initiated a mortality study for our structured settlement annuities with life contingencies (a type of immediate fixed annuities), which is expected to be completed in 2016. The study thus far indicates that annuitants may be living longer and receiving benefits for a longer period than originally estimated. The preliminary results of the study were considered in the premium deficiency and profits followed by losses evaluations as of March 31, 2016 and December 31, 2015. We anticipate that mortality and investment and reinvestment yields are the factors that would be most likely to require premium deficiency adjustments.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $128 million and $129 million in the first quarter of 2016 and 2015, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Life insurance	$75	$63
Accident and health insurance	—	(1)
Subtotal – Allstate Life	75	62
Life insurance	5	5
Accident and health insurance	105	108
Subtotal – Allstate Benefits	110	113
Allstate Annuities	(17)	(21)
Total benefit spread	$168	$154

Benefit spread increased 9.1% or $14 million in the first quarter of 2016 compared to the same period of 2015. The Allstate Life benefit spread increased primarily due to higher life insurance premiums and favorable life insurance mortality experience. The Allstate Benefits benefit spread decreased primarily due to higher claim experience, partially offset by premium growth.
Interest credited to contractholder funds decreased 4.5% or $9 million in the first quarter of 2016 compared to the same period of 2015, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $6 million in first quarter 2016 compared to $7 million in first quarter 2015.
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
The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Life insurance	$32	$31
Accident and health insurance	1	2
Net investment income on investments supporting capital	17	20
Subtotal – Allstate Life	50	53
Life insurance	2	2
Accident and health insurance	3	2
Net investment income on investments supporting capital	4	4
Subtotal – Allstate Benefits	9	8
Annuities and institutional products	17	69
Net investment income on investments supporting capital	31	33
Subtotal – Allstate Annuities	48	102
Investment spread before valuation changes on embedded derivatives that are not hedged	107	163
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(6)	(7)
Total investment spread	$101	$156
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 34.4% or $56 million in the first quarter of 2016 compared to the same period of 2015, primarily due to lower net investment income, partially offset by lower credited interest. The decrease was primarily concentrated in Allstate Annuities.
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

	Three months ended March 31,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2016	2015	2016	2015	2016	2015
Interest-sensitive life insurance	5.0%	5.1%	3.9%	3.9%	1.1%	1.2%
Deferred fixed annuities and institutional products	4.0	4.3	2.8	2.8	1.2	1.5
Immediate fixed annuities with and without life contingencies	6.0	7.3	5.9	5.9	0.1	1.4
Investments supporting capital, traditional life and other products	3.8	4.2	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies for which an investment spread is generated.

($ in millions)	March 31,
	2016	2015
Immediate fixed annuities with life contingencies	$8,688	$8,776
Other life contingent contracts and other	3,536	3,543
Reserve for life-contingent contract benefits	$12,224	$12,319

Interest-sensitive life insurance	$7,992	$7,901
Deferred fixed annuities	9,555	10,607
Immediate fixed annuities without life contingencies	3,182	3,402
Institutional products	85	85
Other	278	272
Contractholder funds	$21,092	$22,267
The following table summarizes reserves and contractholder funds for Allstate Life, Allstate Benefits and Allstate Annuities.

($ in millions)	March 31,
	2016	2015
Allstate Life	$2,534	$2,491
Allstate Benefits	908	877
Allstate Annuities	8,782	8,951
Reserve for life-contingent contract benefits	$12,224	$12,319

Allstate Life	$7,241	$7,149
Allstate Benefits	946	933
Allstate Annuities	12,905	14,185
Contractholder funds	$21,092	$22,267
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$71	$69
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	2	1
Amortization acceleration (deceleration) for changes in assumptions (“DAC unlocking”)	—	—
Total amortization of DAC	$73	$70

Allstate Life	33	34
Allstate Benefits	38	36
Allstate Annuities	2	—
Total amortization of DAC	$73	$70
____________________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 4.3% or $3 million in the first quarter of 2016 compared to the same period of 2015.

Operating costs and expenses in the first quarter of 2016 were comparable to the same period of 2015. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
	2016	2015
Non-deferrable commissions	$28	$26
General and administrative expenses	81	84
Taxes and licenses	14	13
Total operating costs and expenses	$123	$123

Allstate Life	$56	$58
Allstate Benefits	59	55
Allstate Annuities	8	10
Total operating costs and expenses	$123	$123
General and administrative expenses decreased 3.6% or $3 million in the first quarter of 2016 compared to the first quarter of 2015. Decreases in technology and advertising costs for Allstate Life and Allstate Annuities were partially offset by an increase for Allstate Benefits primarily due to increased professional service and employee costs related to growth.
Income tax expense in first quarter 2015 included $17 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects.

INVESTMENTS HIGHLIGHTS

•	Investments totaled $78.88 billion as of March 31, 2016, increasing from $77.76 billion as of December 31, 2015.

•	Unrealized net capital gains totaled $1.99 billion as of March 31, 2016, increasing from $1.03 billion as of December 31, 2015.

•	Net investment income was $731 million in the first quarter of 2016, a decrease of 14.0% from $850 million in the first quarter of 2015.

•	Net realized capital losses were $149 million in the first quarter of 2016 compared to net realized capital gains of $139 million in the first quarter of 2015.
INVESTMENTS
Portfolio composition by reporting segment The composition of the investment portfolios by reporting segment as of March 31, 2016 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$29,081	75.1%	$25,860	69.3%	$2,350	83.8%	$57,291	72.6%
Equity securities (2)	3,709	9.6	1,405	3.8	3	0.1	5,117	6.5
Mortgage loans	294	0.8	4,008	10.7	—	—	4,302	5.4
Limited partnership interests (3)	2,688	6.9	2,399	6.4	4	0.1	5,091	6.5
Short-term investments (4)	1,452	3.7	1,626	4.3	448	16.0	3,526	4.5
Other	1,512	3.9	2,038	5.5	—	—	3,550	4.5
Total	$38,736	100.0%	$37,336	100.0%	$2,805	100.0%	$78,877	100.0%
____________________

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $28.84 billion, $24.48 billion, $2.31 billion and $55.63 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $3.42 billion, $1.37 billion, $3 million and $4.79 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(3)
We have commitments to invest in additional limited partnership interests totaling $1.40 billion, $1.32 billion and $2.72 billion for Property-Liability, Allstate Financial, and in Total, respectively.

(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $1.45 billion, $1.63 billion, $448 million and $3.53 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(5)	Balances reflect the elimination of related party investments between segments.
Investments totaled $78.88 billion as of March 31, 2016, increasing from $77.76 billion as of December 31, 2015, primarily due to higher fixed income valuations resulting from a decrease in risk-free interest rates and positive operating cash flows, partially offset by common share repurchases and dividends paid to shareholders.
The Property-Liability investment portfolio totaled $38.74 billion as of March 31, 2016, increasing from $38.48 billion as of December 31, 2015 primarily due to higher fixed income valuations and positive operating cash flows, partially offset by dividends paid by Allstate Insurance Company (“AIC”) to The Allstate Corporation (the “Corporation”).
The Allstate Financial investment portfolio totaled $37.34 billion as of March 31, 2016, increasing from $36.79 billion as of December 31, 2015 primarily due to higher fixed income valuations.
The Corporate and Other investment portfolio totaled $2.81 billion as of March 31, 2016, increasing from $2.49 billion as of December 31, 2015 primarily due to dividends paid by AIC to the Corporation, partially offset by common share repurchases and dividends paid to shareholders.
Portfolio composition by investment strategy
We utilize four high level strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change or assets may move between strategies.
Market-Based Core strategy seeks to deliver predictive earnings aligned to business needs through investments primarily in public fixed income and equity securities. Private fixed income assets, such as commercial mortgages, bank loans and privately placed debt are also included in this category. As of March 31, 2016, 82% of the portfolio follows this strategy with 84% in fixed income securities and mortgage loans and 6% in equity securities.

Market-Based Active strategy seeks to outperform within the public markets through tactical positioning and by taking advantage of short-term opportunities. This strategy may generate results that meaningfully deviate from those achieved by market indices, both favorably and unfavorably. The portfolio primarily includes public fixed income and equity securities. As of March 31, 2016, 11% of the portfolio follows this strategy with 78% in fixed income securities and 11% in equity securities.
Performance-Based Long-Term (“PBLT”) strategy seeks to deliver attractive risk-adjusted returns over a longer horizon. The achieved return is a function of both general market conditions and the performance of the underlying assets or businesses. The portfolio, which primarily includes private equity, real estate, infrastructure, timber and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and may offer the potential to add value through transformation at the company or property level. As of March 31, 2016, 7% of the portfolio follows this strategy with 88% in limited partnership interests.
Performance-Based Opportunistic strategy seeks to earn attractive returns by making investments that involve asset dislocations or special situations, often in private markets. The portfolio primarily includes distressed and event driven assets primarily in fixed income and equity securities.
The following table presents the investment portfolio by strategy as of March 31, 2016.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based Long-Term	Performance-Based Opportunistic
Fixed income securities	$57,291	$50,363	$6,816	$65	$47
Equity securities	5,117	4,044	988	61	24
Mortgage loans	4,302	4,302	—	—	—
Limited partnership interests	5,091	368	—	4,723	—
Short-term investments	3,526	2,766	760	—	—
Other	3,550	2,879	150	505	16
Total	$78,877	$64,722	$8,714	$5,354	$87
% of total		82%	11%	7%	—%

Property-Liability	$38,736	$28,121	$7,668	$2,889	$58
% of Property-Liability		73%	20%	7%	—%
Allstate Financial	$37,336	$33,796	$1,046	$2,465	$29
% of Allstate Financial		90%	3%	7%	—%
Corporate & Other	$2,805	$2,805	$—	$—	$—
% of Corporate & Other		100%	—%	—%	—%
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of March 31, 2016	Percent to total investments	Fair value as of December 31, 2015	Percent to total investments
U.S. government and agencies	$3,504	4.4%	$3,922	5.0%
Municipal	7,616	9.7	7,401	9.5
Corporate	41,272	52.3	41,827	53.8
Foreign government	1,054	1.3	1,033	1.4
Asset-backed securities (“ABS”)	2,499	3.2	2,327	3.0
Residential mortgage-backed securities (“RMBS”)	875	1.1	947	1.2
Commercial mortgage-backed securities (“CMBS”)	447	0.6	466	0.6
Redeemable preferred stock	24	—	25	—
Total fixed income securities	$57,291	72.6%	$57,948	74.5%
As of March 31, 2016, 84.9% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners (“NAIC”), and/or are internally rated. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by investment grade and below investment grade classifications as of March 31, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,504	$114	$—	$—	$3,504	$114
Municipal
Tax exempt	5,015	107	44	(3)	5,059	104
Taxable	2,497	338	60	—	2,557	338
Corporate
Public	25,227	815	4,917	(124)	30,144	691
Privately placed	8,450	364	2,678	(66)	11,128	298
Foreign government	1,048	55	6	—	1,054	55
ABS
Collateralized debt obligations (“CDO”)	685	(15)	60	(20)	745	(35)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,743	7	11	1	1,754	8
RMBS
U.S. government sponsored entities (“U.S. Agency”)	186	8	—	—	186	8
Non-agency	54	(1)	635	61	689	60
CMBS	220	4	227	16	447	20
Redeemable preferred stock	24	3	—	—	24	3
Total fixed income securities	$48,653	$1,799	$8,638	$(135)	$57,291	$1,664

Property-Liability	$23,839	$331	$5,242	$(88)	$29,081	$243
Allstate Financial	22,542	1,423	3,318	(46)	25,860	1,377
Corporate & Other	2,272	45	78	(1)	2,350	44
Total fixed income securities	$48,653	$1,799	$8,638	$(135)	$57,291	$1,664
Municipal bonds, including tax exempt and taxable securities, totaled $7.62 billion as of March 31, 2016 with an unrealized net capital gain of $442 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $41.27 billion as of March 31, 2016, with an unrealized net capital gain of $989 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $2.50 billion as of March 31, 2016, with 97.2% rated investment grade and an unrealized net capital loss of $27 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $745 million as of March 31, 2016, with 91.9% rated investment grade and an unrealized net capital loss of $35 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $1.75 billion as of March 31, 2016, with 99.4% rated investment grade. Consumer and other ABS consists of $923 million of consumer auto, $654 million of credit card and $177 million of other ABS with unrealized net capital gains of zero, $2 million and $6 million, respectively.
RMBS totaled $875 million as of March 31, 2016, with 27.4% rated investment grade and an unrealized net capital gain of $68 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $689 million as of March 31, 2016, with 7.8% rated investment grade and an unrealized net capital gain of $60 million.
CMBS totaled $447 million as of March 31, 2016, with 49.2% rated investment grade and an unrealized net capital gain of $20 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. Of the CMBS investments,

95.6% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area. The remainder consists of non-traditional CMBS such as privately placed, small balance transactions.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $5.12 billion as of March 31, 2016, with an unrealized net capital gain of $325 million.
Mortgage loans, which are primarily held in the Allstate Financial portfolio, totaled $4.30 billion as of March 31, 2016 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of March 31, 2016.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$1,029	$164	$—	$1,193
Equity method of accounting (“EMA”)	2,465	1,065	368	3,898
Total	$3,494	$1,229	$368	$5,091

Number of managers	112	37	12	161
Number of individual investments	203	81	17	301
Largest exposure to single investment	$153	$110	$202	$202
Unrealized net capital gains totaled $1.99 billion as of March 31, 2016 compared to $1.03 billion as of December 31, 2015. The increase for fixed income securities was primarily due to a decrease in risk-free interest rates. The increase for equity securities was primarily due to the realization of unrealized net capital losses through write-downs and sales.
The following table presents unrealized net capital gains and losses.

($ in millions)	March 31, 2016	December 31, 2015
U.S. government and agencies	$114	$86
Municipal	442	369
Corporate	989	153
Foreign government	55	50
ABS	(27)	(32)
RMBS	68	90
CMBS	20	28
Redeemable preferred stock	3	3
Fixed income securities	1,664	747
Equity securities	325	276
Derivatives	4	6
EMA limited partnerships	(5)	(4)
Unrealized net capital gains and losses, pre-tax	$1,988	$1,025
The unrealized net capital gain for the fixed income portfolio totaled $1.66 billion, comprised of $2.24 billion of gross unrealized gains and $580 million of gross unrealized losses as of March 31, 2016. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $747 million, comprised of $1.71 billion of gross unrealized gains and $960 million of gross unrealized losses as of December 31, 2015.

Gross unrealized gains and losses on fixed income securities by type and sector as of March 31, 2016 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate (1):
Energy	$2,819	$45	$(212)	$2,652
Consumer goods (cyclical and non-cyclical)	13,067	434	(58)	13,443
Banking	3,271	58	(52)	3,277
Basic industry	1,953	52	(41)	1,964
Communications	3,304	115	(35)	3,384
Utilities	4,805	386	(35)	5,156
Technology	3,021	67	(25)	3,063
Transportation	1,569	90	(18)	1,641
Capital goods	3,624	136	(14)	3,746
Financial services	2,368	94	(14)	2,448
Other	482	19	(3)	498
Total corporate fixed income portfolio	40,283	1,496	(507)	41,272
U.S. government and agencies	3,390	114	—	3,504
Municipal	7,174	457	(15)	7,616
Foreign government	999	55	—	1,054
ABS	2,526	12	(39)	2,499
RMBS	807	80	(12)	875
CMBS	427	27	(7)	447
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$55,627	$2,244	$(580)	$57,291
_______________

(1)
Beginning in 2016, we are reporting sector data based on the direct issuer as opposed to the ultimate parent of the issuer for corporate fixed income and equity securities. The change resulted in certain revisions in sector classifications.

The consumer goods, utilities, capital goods and communications sectors comprise 33%, 12%, 9% and 8%, respectively, of the carrying value of our corporate fixed income securities portfolio as of March 31, 2016. The energy, consumer goods, banking and basic industry sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2016. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
Global oil prices and natural gas and other commodity values have declined significantly since 2014 and remain volatile. Among commodity exposed companies, those in the metal and mining sectors have experienced the largest decline in values of their debt. In the fixed income and equity securities tables above and below, oil and natural gas exposure is reflected within the energy sector and metals and mining exposure is reflected within the basic industry sector. Within these sectors, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil, natural gas and commodity prices remain at depressed levels for an extended period or decline further, certain issuers and investments may come under duress and result in increased other-than-temporary impairments and unrealized losses in these parts of our investment portfolio.
We reduced our corporate fixed income and equity securities that have direct exposure to the energy sector by $1.60 billion of fair value to $2.89 billion. Securities that have direct exposure to the energy sector are presented in the following table.

($ in millions)	March 31, 2016		December 31, 2015
	Fair value (1)	Amortized cost or Cost	Fair value	Amortized cost or Cost
Fixed income securities	$2,652	$2,819	$4,256	$4,549
Equity securities	241	247	235	255
Total (2)	$2,893	$3,066	$4,491	$4,804
_______________

(1)	74% of the corporate fixed income securities with direct exposure to the energy sector were investment grade as of March 31, 2016, compared to 83% as of December 31, 2015.

(2)	In addition, private equity limited partnership interests with exposure to energy totaled approximately $350 million as of March 31, 2016.

Securities with gross unrealized losses that have direct exposure to the energy sector and metals and mining sectors are presented in the following table.

($ in millions)	March 31, 2016		December 31, 2015
	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses
Securities that have direct exposure to the energy sector:
Fixed income securities	$1,807	$(212)	$2,996	$(345)
Equity securities	110	(20)	154	(32)
Total	$1,917	$(232)	$3,150	$(377)

Securities that have direct exposure to the metals and mining sectors: (2)
Fixed income securities	$169	$(25)	$365	$(79)
Equity securities	8	(1)	21	(4)
Total	$177	$(26)	$386	$(83)
_______________

(1)
Gross unrealized losses on below investment grade corporate fixed income securities with direct exposure to the energy sector totaled $130 million of which $43 million relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of March 31, 2016.

(2)
Metals and mining exposure is reflected within the basic industry sector. The total fair value of fixed income and equity securities with direct exposure to the metals and mining sectors was $435 million as of March 31, 2016, a decrease from $468 million as of December 31, 2015.

The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of March 31, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Energy	$1,147	$(82)	$660	$(130)	$1,807	$(212)
Consumer goods (cyclical and non-cyclical)	1,068	(8)	897	(50)	1,965	(58)
Banking	652	(43)	56	(9)	708	(52)
Basic industry	342	(15)	300	(26)	642	(41)
Communications	189	(1)	460	(34)	649	(35)
Utilities	273	(16)	260	(19)	533	(35)
Technology	371	(10)	201	(15)	572	(25)
Transportation	265	(13)	62	(5)	327	(18)
Capital goods	414	(5)	280	(9)	694	(14)
Financial services	119	(5)	181	(9)	300	(14)
Other	15	(3)	15	—	30	(3)
Total corporate fixed income portfolio	4,855	(201)	3,372	(306)	8,227	(507)
U.S. government and agencies	307	—	—	—	307	—
Municipal	339	(2)	44	(13)	383	(15)
Foreign government	32	—	—	—	32	—
ABS	1,096	(19)	60	(20)	1,156	(39)
RMBS	37	(1)	136	(11)	173	(12)
CMBS	40	(1)	83	(6)	123	(7)
Total fixed income securities	$6,706	$(224)	$3,695	$(356)	$10,401	$(580)

Property-Liability	$3,957	$(74)	$2,286	$(188)	$6,243	$(262)
Allstate Financial	2,695	(150)	1,375	(167)	4,070	(317)
Corporate & Other	54	—	34	(1)	88	(1)
Total fixed income securities	$6,706	$(224)	$3,695	$(356)	$10,401	$(580)

The following table summarizes the fair value and gross unrealized losses for below investment grade corporate fixed income securities by sector and credit rating as of March 31, 2016.

($ in millions)	Less than 12 months
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Energy	$331	$(20)	$161	$(42)	$34	$(25)	$526	$(87)
Consumer goods (cyclical and non-cyclical)	278	(7)	445	(21)	19	(3)	742	(31)
Banking	19	—	—	—	—	—	19	—
Basic industry	169	(8)	56	(9)	10	(1)	235	(18)
Communications	246	(12)	135	(3)	40	(7)	421	(22)
Utilities	71	(3)	139	(9)	27	(3)	237	(15)
Technology	126	(9)	45	(2)	22	(3)	193	(14)
Transportation	14	(1)	48	(4)	—	—	62	(5)
Capital goods	129	(2)	120	(3)	22	(2)	271	(7)
Financial services	154	(5)	12	—	11	(3)	177	(8)
Other	—	—	15	—	—	—	15	—
Subtotal	$1,537	$(67)	$1,176	$(93)	$185	$(47)	$2,898	$(207)

	12 months or more
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Energy	$93	$(16)	$18	$(10)	$23	$(17)	$134	$(43)
Consumer goods (cyclical and non-cyclical)	19	(4)	132	(14)	4	(1)	155	(19)
Banking	37	(9)	—	—	—	—	37	(9)
Basic industry	61	(5)	4	(3)	—	—	65	(8)
Communications	8	—	21	(5)	10	(7)	39	(12)
Utilities	8	(2)	1	(1)	14	(1)	23	(4)
Technology	5	—	—	—	3	(1)	8	(1)
Transportation	—	—	—	—	—	—	—	—
Capital goods	—	—	9	(2)	—	—	9	(2)
Financial services	4	(1)	—	—	—	—	4	(1)
Other	—	—	—	—	—	—	—	—
Subtotal	$235	$(37)	$185	$(35)	$54	$(27)	$474	$(99)

Total	$1,772	$(104)	$1,361	$(128)	$239	$(74)	$3,372	$(306)
Of the unrealized losses on below investment grade corporate fixed income securities, 32.4% or $99 million relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of March 31, 2016. Unrealized losses were concentrated in the energy, consumer goods and communications sectors.
The unrealized net capital gain for the equity portfolio totaled $325 million, comprised of $475 million of gross unrealized gains and $150 million of gross unrealized losses as of March 31, 2016. This is compared to an unrealized net capital gain for the equity portfolio totaling $276 million, comprised of $415 million of gross unrealized gains and $139 million of gross unrealized losses as of December 31, 2015.

Gross unrealized gains and losses on equity securities by sector as of March 31, 2016 are provided in the table below.

($ in millions)	Cost	Gross unrealized		Fair value
		Gains	Losses
Banking	$380	$38	$(37)	$381
Consumer goods (cyclical and non-cyclical)	1,334	135	(34)	1,435
Energy	247	14	(20)	241
Financial services	269	25	(14)	280
Technology	476	66	(9)	533
Capital goods	422	35	(7)	450
Communications	264	24	(6)	282
Basic industry	142	16	(6)	152
Transportation	84	12	(5)	91
Real estate	101	8	(3)	106
Utilities	134	16	(1)	149
Funds	939	86	(8)	1,017
Total equity securities	$4,792	$475	$(150)	$5,117
Within the equity portfolio, the unrealized losses were primarily concentrated in the banking, consumer goods and energy sectors. The unrealized losses were company and sector specific.
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2016	2015
Fixed income securities	$518	$568
Equity securities	28	23
Mortgage loans	53	55
Limited partnership interests	121	198
Short-term investments	4	1
Other	51	45
Investment income, before expense	775	890
Investment expense	(44)	(40)
Net investment income	$731	$850
Net investment income decreased 14.0% or $119 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower limited partnership income, lower fixed income yields and lower average investment balances. Net investment income in the first quarter of 2016 includes $4 million related to prepayment fee income compared to $15 million in the first quarter of 2015. Prepayment fee income may vary significantly from period to period.
Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2016	2015
Impairment write-downs	$(59)	$(19)
Change in intent write-downs	(22)	(30)
Net other-than-temporary impairment losses recognized in earnings	(81)	(49)
Sales and other	(59)	216
Valuation and settlements of derivative instruments	(9)	(28)
Realized capital gains and losses, pre-tax	(149)	139
Income tax benefit (expense)	53	(49)
Realized capital gains and losses, after-tax	$(96)	$90

Impairment write-downs, which include changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Fixed income securities	$(16)	$(5)
Equity securities	(55)	(9)
Limited partnership interests	13	(5)
Other investments	(1)	—
Impairment write-downs	$(59)	$(19)
Impairment write-downs on fixed income securities for the three months ended March 31, 2016 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances including exposure to oil and natural gas. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs in the three months ended March 31, 2016 included the recovery in value of a limited partnership that was previously written-down. Impairment write-downs in the above table include $37 million and $2 million of investments with exposure to the energy sector and metals and mining sector, respectively.
Change in intent write-downs totaled $22 million in the three months ended March 31, 2016 and primarily relate to $1.4 billion of equity securities that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio. The decrease in these holdings from $1.7 billion as of December 31, 2015 relates to both sales and a redesignation of $0.3 billion of securities with unrealized losses whereby we now assert the intent to hold the securities until recovery of their cost basis. Change in intent write-downs include $7 million related to this redesignation. For certain equity securities managed by third parties, we do not retain decision making authority as it pertains to selling securities that are in an unrealized loss position and therefore we recognize any unrealized loss at the end of the period through a charge to earnings. As of March 31, 2016, these holdings totaled $48 million and we recognized change in intent write-downs of $1 million in the first quarter of 2016.
Sales and other generated $59 million of net realized capital losses in the three months ended March 31, 2016, including $105 million of losses on $1.90 billion of sales to reduce our exposure to the energy and metals and mining sectors.
Valuation and settlements of derivative instruments generated net realized capital losses of $9 million for the three months ended March 31, 2016 primarily comprised of losses on foreign currency contracts due to the weakening U.S. Dollar and losses on credit default swaps due to the tightening of credits spreads on the underlying credit names.

Performance-based long-term investments primarily include private equity, real estate, infrastructure, timber and agriculture-related assets and are materially reflected through our limited partnership investments.
The following table presents investment income and realized capital gains and losses for PBLT investments for the three months ended March 31.

($ in millions)	Investment income		Realized capital gains and losses
	2016	2015	2016	2015
Limited partnerships
Private equity	$85	$80	$12	$9
Real estate	33	123	1	(2)
Timber and agriculture-related	3	—	—	—
PBLT - limited partnerships (1)	121	203	13	7

Other
Private equity	—	—	(25)	—
Real estate	8	4	1	—
Timber and agriculture-related	2	2	—	1
PBLT - other	10	6	(24)	1

Total
Private equity	85	80	(13)	9
Real estate	41	127	2	(2)
Timber and agriculture-related	5	2	—	1
Total PBLT	$131	$209	$(11)	$8

Property-Liability	$65	$135	$(8)	$4
Allstate Financial	66	74	(3)	4
Corporate & Other	$—	$—	$—	$—
Total PBLT	$131	$209	$(11)	$8

Asset level operating expenses (2)	$(8)	$(6)
______________________________

(1)
Other limited partnership interests are located in the market-based core investing strategy and are not included in the performance-based long-term table above. Investment income was zero and $(5) million and realized capital gains and losses were $13 million and $(1) million in the first quarter of 2016 and 2015, respectively, for these limited partnership interests.

(2)	When calculating the pre-tax yields, asset level operating expenses are netted against income for directly held real estate, timber and other consolidated investments.
PBLT investments produced investment income of $131 million in the first quarter of 2016 compared to $209 million in the first quarter of 2015. The decrease was primarily due to a decrease in income from real estate investments as a result of lower appreciation.
Realized capital losses on PBLT investments in the first quarter of 2016 were $11 million compared to realized capital gains of $8 million in the first quarter of 2015. The first quarter of 2016 included an impairment loss on an equity investment with exposure to the energy sector, partially offset by the recovery in value of a limited partnership that was previously written-down.
Economic conditions and equity market performance are reflected in PBLT investment results, and we continue to expect this income to vary significantly between periods.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•	Shareholders’ equity as of March 31, 2016 was $20.34 billion, an increase of 1.6% from $20.03 billion as of December 31, 2015.

•	On January 4, 2016, we paid common shareholder dividends of $0.30. On February 12, 2016, we declared a common shareholder dividend of $0.33 payable on April 1, 2016.

•	In April 2016, we completed the $3 billion common share repurchase program. There was $82 million remaining as of March 31, 2016.

•	On May 4, 2016, the Board authorized a new $1.5 billion share repurchase program that is expected to be completed by November 2017.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources.

($ in millions)	March 31, 2016	December 31, 2015
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$20,490	$20,780
Accumulated other comprehensive loss	(150)	(755)
Total shareholders’ equity	20,340	20,025
Debt	5,108	5,124
Total capital resources	$25,448	$25,149
Ratio of debt to shareholders’ equity	25.1%	25.6%
Ratio of debt to capital resources	20.1%	20.4%
Shareholders’ equity increased in the first quarter of 2016, primarily due to increased unrealized net capital gains on investments and net income, partially offset by common share repurchases and dividends paid to shareholders. In the three months ended March 31, 2016, we paid dividends of $115 million and $29 million related to our common and preferred shares, respectively.
Capital resources comprise shareholders’ equity, including preferred stock, and debt, including subordinated debt. As of March 31, 2016, capital resources includes 6.9% or $1.75 billion of preferred stock and 8.0% or $2.02 billion of subordinated debt.
Common share repurchases The $3 billion common share repurchase program that commenced in March 2015 had $82 million remaining as of March 31, 2016 and was completed in April 2016. During the first three months of 2016, we repurchased 7.2 million common shares for $450 million in the market.
On May 4, 2016, the Board authorized a $1.5 billion share repurchase program that is expected to be completed by November 2017. We expect to use general corporate resources to fund this program.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. The preferred stock and subordinated debentures are viewed as having a common equity component by certain rating agencies and are given equity credit up to a pre-determined limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock. In April 2016, A.M. Best affirmed The Allstate Corporation’s debt and short-term issuer ratings of a- and AMB-1, respectively, and the insurance financial strength ratings of A+ for AIC and Allstate Life Insurance Company (“ALIC”). The outlook for the ratings remained stable. The insurance financial strength rating of Allstate Assurance Company (“AAC”) was upgraded to A+ from A. The outlook for the rating was revised to stable from positive. There have been no changes to our ratings from S&P or Moody’s since December 31, 2015.
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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $2.93 billion as of March 31, 2016 comprising cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. This provides funds for the parent company’s fixed charges and other corporate purposes.
In the first three months of 2016, AIC paid dividends totaling $901 million to its parent, Allstate Insurance Holdings, LLC (“AIH”), which then paid $901 million of dividends to the Corporation.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of March 31, 2016, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first three months of 2016, we did not defer interest payments on the subordinated debentures.
Additional borrowings to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2016, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. In April 2016, we extended the maturity date of this facility to April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 12.1% as of March 31, 2016. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the first quarter of 2016.

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission on April 30, 2015. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 525 million shares of treasury stock as of March 31, 2016), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $21.09 billion as of March 31, 2016. The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2016.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,367	16.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,567	26.4
Market value adjustments (2)	1,843	8.7
Subject to discretionary withdrawal without adjustments (3)	10,315	48.9
Total contractholder funds (4)	$21,092	100.0%
_______________

(1)	Includes $1.83 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.23 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	88% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $824 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 5.7% and 6.8% in the first three months of 2016 and 2015, respectively. Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
The following table summarizes consolidated cash flow activities by segment for the three months ended March 31.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$547	$452	$196	$116	$(29)	$(2)	$714	$566
Investing activities	76	713	66	296	(46)	64	96	1,073
Financing activities	30	26	(218)	(312)	(586)	(1,094)	(774)	(1,380)
Net increase in consolidated cash							$36	$259
_______________
(1)    Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.
Property-Liability Higher cash provided by operating activities in the first three months of 2016 compared to the first three months of 2015 was primarily due to increased premiums and lower income tax payments, partially offset by higher claims payments.
Lower cash provided by investing activities in the first three months of 2016 compared to the first three months of 2015 was primarily the result of decreased sales of fixed income securities and increased purchases of equity securities, partially offset by decreased purchases of fixed income securities.
Allstate Financial Higher cash provided by operating activities in the first three months of 2016 compared to the first three months of 2015 was primarily due to lower tax payments and higher premiums on accident and health and traditional life insurance products, partially offset by lower net investment income.
Lower cash provided by investing activities in the first three months of 2016 compared to the first three months of 2015 was the result of less cash used in financing activities due to decreased contractholder fund disbursements and lower tax payments.
Lower cash used in financing activities in the first three months of 2016 compared to the first three months of 2015 was primarily due to decreased contractholder benefits and withdrawals on fixed annuities.
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
RECENT DEVELOPMENTS
U.S. Department of Labor Fiduciary Standard Rule. In April 2016, the U.S. Department of Labor issued a regulation that will expand the range of activities that would be considered to be “investment advice” and establish a new framework for determining whether a person is a fiduciary when mutual funds, variable and indexed annuities, or variable life are sold in connection with an Individual Retirement Account or an employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended. The regulation could have an impact on the non-proprietary products provided by Allstate agencies and Allstate’s broker-dealer, Allstate Financial Services, LLC, their sales processes and volumes, and producer compensation arrangements. Allstate does not currently sell proprietary annuities or proprietary variable life sold in connection with Individual Retirement Accounts or covered under the Employee Retirement Income Security Act of 1974. Products that we previously offered and continue to have in force, such as indexed annuities, could also be impacted by the regulation. The regulation will add costs, and the impact is under review. The financial impact to Allstate is expected to be immaterial. The rule becomes effective on June 7, 2016 and compliance of certain components of the rule is required by April 10, 2017 and full compliance is required by January 1, 2018.
Dodd-Frank - Covered Agreement. The Secretary of the Treasury (operating through Federal Insurance Office (“FIO”)) and the Office of the U.S. Trade Representative (“USTR”) are jointly authorized, pursuant to Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), to negotiate a covered agreement with one or more foreign governments, authorities, or regulatory entities. A covered agreement is a written bilateral or multilateral agreement that “relates to the recognition of prudential measures with respect to the business of insurance or reinsurance that achieves a level of protection for insurance or reinsurance consumers that is substantially equivalent to the level of protection achieved under State insurance or reinsurance regulation.” A covered agreement would become effective 90 days after FIO and USTR jointly submit the final agreement to the House Financial Services, House Ways and Means, Senate Banking, and Senate Finance committees. The House and Senate committees are not required to vote on the covered agreement for it to become effective. As provided in Dodd-Frank, a covered agreement cannot preempt state insurance measures that govern an insurer’s rates, premiums, underwriting or sales practices; any state insurance coverage requirements; the application of antitrust laws of any state to the business of insurance; or any state insurance measure governing insurer capital or solvency, except where a state insurance measure results in less favorable treatment of a non-U.S. insurer than a U.S. insurer.
In November 2015, pursuant to Dodd-Frank, Treasury and USTR notified Congress that they were formally initiating negotiations on a covered agreement with the European Union (“EU”) addressing: permanent equivalence treatment of the U.S. regulatory system by the EU; confidential sharing of information across jurisdictions; and uniform treatment of EU-based reinsurers operating in the U.S., including with respect to reinsurance collateral. Allstate is a major purchaser of reinsurance coverage from foreign reinsurers, and any retroactive change to foreign reinsurer collateral requirements reached under a covered agreement may impact Allstate’s reinsurance recoveries on previously ceded claims. In the absence of an equivalence determination by the EU, U.S. based insurers with subsidiaries in the EU may be required to comply with European group capital and group supervision requirements for their U.S. operations. Once effective, a covered agreement would pre-empt state laws relating to reinsurance collateral only if state laws “result in less favorable treatment of a non-United States insurer domiciled in a foreign jurisdiction that is subject to a covered agreement than a United States insurer domiciled, licensed, or otherwise admitted in that State.”
In April 2016, the Transparent Insurance Standards Act of 2016 (“Act”) was introduced in the U.S. House of Representatives. The Act identifies objectives for international insurance standards, requirements to adopt international insurance standards, and associated reporting requirements. If adopted, the Act would enhance Congressional oversight of insurance-related international deliberations to which the U.S. is a party by establishing a series of review and reporting requirements before the Federal Reserve and the Secretary of the Treasury, or its designee, which may include the FIO, may agree to any final international insurance standard. The Act also clarifies that a covered agreement shall not be considered an international insurance standard for purposes of the Act and shall not be subject to the Act. The Act addresses covered agreements by including a requirement for the Secretary of the Treasury and USTR to consult with state regulators during covered agreement negotiations and to make any covered agreement available for comment for 30 days during the 90 day waiting period for effectiveness. The Act also clarifies that no covered agreement could be used to establish or provide the FIO or Treasury with any general regulatory authority over the business of insurance or with the authority to participate in a supervisory college or similar process.

Forward-Looking Statements
This report contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. We believe these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements include risks related to: (1) adverse changes in the nature and level of catastrophes and severe weather events; (2) impacts of catastrophe management strategy on premium growth; (3) unexpected increases in the frequency or severity of claims; (4) regulatory changes, including limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (5) market convergence and regulatory changes on our risk segmentation and pricing; (6) the cyclical nature of the property and casualty business; (7) reestimates of reserves for claims; (8) adverse legal determinations regarding discontinued product lines and other legal and regulatory actions; (9) changes in underwriting and actual experience; (10) changes in reserve estimates for life-contingent contract benefits payable; (11) the influence of changes in market interest rates on spread-based products; (12) changes in estimates of profitability on interest-sensitive life products; (13) reducing our concentration in spread-based business and exiting certain distribution channels; (14) changes in tax laws; (15) our ability to mitigate the capital impact associated with life insurance statutory reserving requirements; (16) operational issues relating to a decline in Lincoln Benefit Life Company’s financial strength ratings; (17) market risk and declines in credit quality relating to our investment portfolio; (18) our subjective determination of the fair value of our fixed income and equity securities and the amount of realized capital losses recorded for impairments of our investments; (19) competition in the insurance industry; (20) conditions in the global economy and capital markets; (21) losses from legal and regulatory actions; (22) restrictive regulation and regulatory reforms; (23) the availability of reinsurance at current levels and prices; (24) credit risk of our reinsurers; (25) a downgrade in our financial strength ratings; (26) the effect of adverse capital and credit market conditions; (27) failure in cyber or other information security; (28) the impact of a large scale pandemic, the threat or incurrence of terrorism or military action; (29) possible impairments in the value of goodwill; (30) changes in accounting standards; (31) the realization of deferred tax assets; (32) restrictions on our subsidiaries’ ability to pay dividends; (33) restrictions under the terms of certain of our securities on our ability to pay dividends or repurchase our stock; (34) changing climate and weather conditions; (35) loss of key vendor relationships or failure of a vendor to protect confidential and proprietary information; and (36) failure to protect intellectual property. Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recent Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statement.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and Compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 10 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
January 1, 2016 - January 31, 2016
Open Market Purchases	2,709,753	$58.7439	2,709,528
February 1, 2016 - February 29, 2016
Open Market Purchases	2,569,023	$62.9968	2,274,413
March 1, 2016 - March 31, 2016
Open Market Purchases	2,245,504	$65.8652	2,245,576
Total	7,524,280	$62.3212	7,229,517	$82 million
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

January: 225
February: 294,610
March: (72)

(2)	From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3)	In April 2016, we completed the $3 billion common share repurchase program. There was $82 million remaining as of March 31, 2016.

Item 6. Exhibits

(a)	Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

10.1	Consulting Agreement, dated March 10, 2016, between Judith P. Greffin and Allstate Insurance Company	8-K	1-11840	10	March 10, 2016
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 4, 2016, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 4, 2016	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)