Form 10-Q
period 2016-06-30
ALLSTATE CORP
filed 2016-08-03
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
As of July 18, 2016, the registrant had 371,460,919 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$7,814	$7,549	$15,537	$14,975
Life and annuity premiums and contract charges	564	536	1,130	1,073
Net investment income	762	789	1,493	1,639
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(77)	(47)	(168)	(100)
OTTI losses reclassified to (from) other comprehensive income	(2)	4	8	8
Net OTTI losses recognized in earnings	(79)	(43)	(160)	(92)
Sales and other realized capital gains and losses	103	151	35	339
Total realized capital gains and losses	24	108	(125)	247
	9,164	8,982	18,035	17,934
Costs and expenses
Property-liability insurance claims and claims expense	5,901	5,587	11,585	10,580
Life and annuity contract benefits	454	446	909	887
Interest credited to contractholder funds	185	185	375	384
Amortization of deferred policy acquisition costs	1,126	1,086	2,255	2,156
Operating costs and expenses	1,040	1,061	2,022	2,151
Restructuring and related charges	11	19	16	23
Interest expense	72	73	145	146
	8,789	8,457	17,307	16,327

Gain on disposition of operations	1	1	3	—

Income from operations before income tax expense	376	526	731	1,607

Income tax expense	105	171	214	575

Net income	271	355	517	1,032

Preferred stock dividends	29	29	58	58

Net income applicable to common shareholders	$242	$326	$459	$974

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$0.65	$0.80	$1.22	$2.37
Weighted average common shares - Basic	373.6	407.0	375.8	411.4
Net income applicable to common shareholders per common share - Diluted	$0.64	$0.79	$1.21	$2.33
Weighted average common shares - Diluted	378.1	412.6	380.5	417.6
Cash dividends declared per common share	$0.33	$0.30	$0.66	$0.60

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$271	$355	$517	$1,032

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	424	(718)	1,004	(507)
Unrealized foreign currency translation adjustments	5	(9)	19	(36)
Unrecognized pension and other postretirement benefit cost	16	20	27	49
Other comprehensive income (loss), after-tax	445	(707)	1,050	(494)

Comprehensive income (loss)	$716	$(352)	$1,567	$538

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30, 2016	December 31, 2015
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $55,770 and $57,201)	$58,129	$57,948
Equity securities, at fair value (cost $4,924 and $4,806)	5,265	5,082
Mortgage loans	4,453	4,338
Limited partnership interests	5,407	4,874
Short-term, at fair value (amortized cost $2,850 and $2,122)	2,850	2,122
Other	3,590	3,394
Total investments	79,694	77,758
Cash	446	495
Premium installment receivables, net	5,593	5,544
Deferred policy acquisition costs	3,819	3,861
Reinsurance recoverables, net	8,650	8,518
Accrued investment income	564	569
Property and equipment, net	1,011	1,024
Goodwill	1,219	1,219
Other assets	2,850	2,010
Separate Accounts	3,438	3,658
Total assets	$107,284	$104,656
Liabilities
Reserve for property-liability insurance claims and claims expense	$24,904	$23,869
Reserve for life-contingent contract benefits	12,215	12,247
Contractholder funds	20,845	21,295
Unearned premiums	12,300	12,202
Claim payments outstanding	946	842
Deferred income taxes	782	90
Other liabilities and accrued expenses	6,192	5,304
Long-term debt	5,109	5,124
Separate Accounts	3,438	3,658
Total liabilities	86,731	84,631
Commitments and Contingent Liabilities (Note 10)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand shares issued and outstanding, and $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 371 million and 381 million shares outstanding	9	9
Additional capital paid-in	3,203	3,245
Retained income	39,623	39,413
Deferred ESOP expense	(13)	(13)
Treasury stock, at cost (529 million and 519 million shares)	(24,310)	(23,620)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	49	56
Other unrealized net capital gains and losses	1,702	608
Unrealized adjustment to DAC, DSI and insurance reserves	(127)	(44)
Total unrealized net capital gains and losses	1,624	620
Unrealized foreign currency translation adjustments	(41)	(60)
Unrecognized pension and other postretirement benefit cost	(1,288)	(1,315)
Total accumulated other comprehensive income (loss)	295	(755)
Total shareholders’ equity	20,553	20,025
Total liabilities and shareholders’ equity	$107,284	$104,656

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)	Six months ended June 30,
	2016	2015
	(unaudited)
Preferred stock par value	$—	$—

Preferred stock additional capital paid-in	1,746	1,746

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,245	3,199
Forward contract on accelerated share repurchase agreement	(52)	—
Equity incentive plans activity	10	6
Balance, end of period	3,203	3,205

Retained income
Balance, beginning of period	39,413	37,842
Net income	517	1,032
Dividends on common stock	(249)	(249)
Dividends on preferred stock	(58)	(58)
Balance, end of period	39,623	38,567

Deferred ESOP expense
Balance, beginning of period	(13)	(23)
Payments	—	—
Balance, end of period	(13)	(23)

Treasury stock
Balance, beginning of period	(23,620)	(21,030)
Shares acquired	(829)	(1,432)
Shares reissued under equity incentive plans, net	139	189
Balance, end of period	(24,310)	(22,273)

Accumulated other comprehensive income
Balance, beginning of period	(755)	561
Change in unrealized net capital gains and losses	1,004	(507)
Change in unrealized foreign currency translation adjustments	19	(36)
Change in unrecognized pension and other postretirement benefit cost	27	49
Balance, end of period	295	67
Total shareholders’ equity	$20,553	$21,298

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six months ended June 30,
	2016	2015
Cash flows from operating activities	(unaudited)
Net income	$517	$1,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	188	179
Realized capital gains and losses	125	(247)
Gain on disposition of operations	(3)	—
Interest credited to contractholder funds	375	384
Changes in:
Policy benefits and other insurance reserves	577	526
Unearned premiums	62	244
Deferred policy acquisition costs	(72)	(132)
Premium installment receivables, net	(27)	(158)
Reinsurance recoverables, net	(120)	(144)
Income taxes	(176)	(283)
Other operating assets and liabilities	(88)	(98)
Net cash provided by operating activities	1,358	1,303
Cash flows from investing activities
Proceeds from sales
Fixed income securities	12,589	16,012
Equity securities	2,487	2,074
Limited partnership interests	363	591
Other investments	144	132
Investment collections
Fixed income securities	2,138	2,243
Mortgage loans	150	357
Other investments	168	177
Investment purchases
Fixed income securities	(12,947)	(16,482)
Equity securities	(2,672)	(1,920)
Limited partnership interests	(703)	(563)
Mortgage loans	(264)	(509)
Other investments	(449)	(518)
Change in short-term investments, net	(669)	(391)
Change in other investments, net	(39)	(16)
Purchases of property and equipment, net	(120)	(133)
Net cash provided by investing activities	176	1,054
Cash flows from financing activities
Repayments of long-term debt	(16)	(9)
Contractholder fund deposits	522	527
Contractholder fund withdrawals	(1,013)	(1,152)
Dividends paid on common stock	(240)	(243)
Dividends paid on preferred stock	(58)	(58)
Treasury stock purchases	(904)	(1,424)
Shares reissued under equity incentive plans, net	72	109
Excess tax benefits on share-based payment arrangements	20	43
Other	34	(2)
Net cash used in financing activities	(1,583)	(2,209)
Net (decrease) increase in cash	(49)	148
Cash at beginning of period	495	657
Cash at end of period	$446	$805

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
The condensed consolidated financial statements and notes as of June 30, 2016 and for the three-month and six-month periods ended June 30, 2016 and 2015 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
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
Disclosures about Short-Duration Contracts
In May 2015, the FASB issued guidance requiring expanded disclosures for insurance entities that issue short-duration contracts. The expanded disclosures are designed to provide additional insight into an insurance entity’s significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses. The disclosures include information about incurred and paid claims development by accident year, on a net basis after reinsurance, for the number of years claims incurred typically remain outstanding, not to exceed ten years. Each period presented in the disclosure about claims development that precedes the current reporting period is considered required supplementary information. The expanded disclosures also include information about significant changes in methodologies and assumptions, a reconciliation of incurred and paid claims development to the carrying amount of the liability for unpaid claims and claim adjustment expenses, the total amount of incurred but not reported liabilities plus expected development, the incidence of claims including the methodology used to determine the incidence of claims, and claim duration. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, and is to be applied retrospectively. The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income as of the beginning of the period of adoption. The new guidance related to equity investments without readily determinable fair values is to be applied prospectively as of the date of adoption. The Company is in the process of evaluating the impact of adoption. The most significant impacts, using values as of June 30, 2016, are expected to be the change in accounting for equity securities where $341 million of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained income and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis) where the carrying value would increase by approximately $202 million, pre-tax, with the adjustment recorded in retained income.
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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. The reporting entity must consider all available relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the contractual life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through an allowance and not as a direct write-down. The guidance is effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The Company is in the process of evaluating the impact of adoption.
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
The computation of basic and diluted earnings per common share is presented in the following table.

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$271	$355	$517	$1,032
Less: Preferred stock dividends	29	29	58	58
Net income applicable to common shareholders (1)	$242	$326	$459	$974

Denominator:
Weighted average common shares outstanding	373.6	407.0	375.8	411.4
Effect of dilutive potential common shares:
Stock options	3.4	4.2	3.4	4.5
Restricted stock units (non-participating) and performance stock awards	1.1	1.4	1.3	1.7
Weighted average common and dilutive potential common shares outstanding	378.1	412.6	380.5	417.6

Earnings per common share - Basic	$0.65	$0.80	$1.22	$2.37
Earnings per common share - Diluted	$0.64	$0.79	$1.21	$2.33
_____________________________

(1)	Net income applicable to common shareholders is net income less preferred stock dividends.
The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 4.8 million and 2.2 million Allstate common shares, with exercise prices ranging from $57.29 to $71.29 and $60.81 to $71.29, were outstanding for both the three-month and six month periods ended June 30, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per common share in those periods.

3. Supplemental Cash Flow Information
Non-cash investing activities include $270 million and $54 million related to mergers and exchanges completed with equity securities and modifications of other investments for the six months ended June 30, 2016 and 2015, respectively. Non-cash financing activities include $39 million and $72 million related to the issuance of Allstate common shares for vested equity awards for the six months ended June 30, 2016 and 2015, respectively. Non-cash financing activities also include $34 million related to debt acquired in conjunction with the purchase of an investment for the six months ended June 30, 2016.
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

($ in millions)	Six months ended June 30,
	2016	2015
Net change in proceeds managed
Net change in short-term investments	$(56)	$34
Operating cash flow (used) provided	(56)	34
Net change in cash	—	(3)
Net change in proceeds managed	$(56)	$31

Net change in liabilities
Liabilities for collateral, beginning of period	$(840)	$(782)
Liabilities for collateral, end of period	(896)	(751)
Operating cash flow provided (used)	$56	$(31)
4. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
June 30, 2016
U.S. government and agencies	$3,401	$122	$—	$3,523
Municipal	7,286	543	(11)	7,818
Corporate	41,134	1,839	(273)	42,700
Foreign government	1,091	61	—	1,152
Asset-backed securities (“ABS”)	1,737	11	(22)	1,726
Residential mortgage-backed securities (“RMBS”)	748	81	(11)	818
Commercial mortgage-backed securities (“CMBS”)	352	23	(7)	368
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$55,770	$2,683	$(324)	$58,129

December 31, 2015
U.S. government and agencies	$3,836	$90	$(4)	$3,922
Municipal	7,032	389	(20)	7,401
Corporate	41,674	1,032	(879)	41,827
Foreign government	983	50	—	1,033
ABS	2,359	11	(43)	2,327
RMBS	857	100	(10)	947
CMBS	438	32	(4)	466
Redeemable preferred stock	22	3	—	25
Total fixed income securities	$57,201	$1,707	$(960)	$57,948

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of June 30, 2016:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$4,394	$4,423
Due after one year through five years	26,870	27,753
Due after five years through ten years	16,262	16,854
Due after ten years	5,407	6,187
	52,933	55,217
ABS, RMBS and CMBS	2,837	2,912
Total	$55,770	$58,129
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed income securities	$520	$567	$1,038	$1,135
Equity securities	44	31	72	54
Mortgage loans	53	57	106	112
Limited partnership interests	126	118	247	316
Short-term investments	3	3	7	4
Other	57	49	108	94
Investment income, before expense	803	825	1,578	1,715
Investment expense	(41)	(36)	(85)	(76)
Net investment income	$762	$789	$1,493	$1,639
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed income securities	$24	$60	$(47)	$140
Equity securities	11	48	(79)	126
Mortgage loans	1	1	1	1
Limited partnership interests	(13)	(3)	13	3
Derivatives	2	5	(7)	(20)
Other	(1)	(3)	(6)	(3)
Realized capital gains and losses	$24	$108	$(125)	$247
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Impairment write-downs	$(63)	$(11)	$(122)	$(30)
Change in intent write-downs	(16)	(32)	(38)	(62)
Net other-than-temporary impairment losses recognized in earnings	(79)	(43)	(160)	(92)
Sales and other	104	146	45	362
Valuation and settlements of derivative instruments	(1)	5	(10)	(23)
Realized capital gains and losses	$24	$108	$(125)	$247

Gross gains of $163 million and $194 million and gross losses of $74 million and $46 million were realized on sales of fixed income and equity securities during the three months ended June 30, 2016 and 2015, respectively. Gross gains of $306 million and $471 million and gross losses of $285 million and $121 million were realized on sales of fixed income and equity securities during the six months ended June 30, 2016 and 2015, respectively.
Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2016			Three months ended June 30, 2015
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(1)	$—	$(1)	$(5)	$4	$(1)
ABS	—	(1)	(1)	(3)	—	(3)
CMBS	—	(1)	(1)	—	—	—
Total fixed income securities	(1)	(2)	(3)	(8)	4	(4)
Equity securities	(51)	—	(51)	(36)	—	(36)
Limited partnership interests	(24)	—	(24)	—	—	—
Other	(1)	—	(1)	(3)	—	(3)
Other-than-temporary impairment losses	$(77)	$(2)	$(79)	$(47)	$4	$(43)

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(4)	$4	$—
Corporate	(17)	7	(10)	(10)	4	(6)
ABS	(6)	—	(6)	(4)	1	(3)
RMBS	—	—	—	1	(1)	—
CMBS	(4)	1	(3)	—	—	—
Total fixed income securities	(27)	8	(19)	(17)	8	(9)
Equity securities	(128)	—	(128)	(75)	—	(75)
Limited partnership interests	(11)	—	(11)	(5)	—	(5)
Other	(2)	—	(2)	(3)	—	(3)
Other-than-temporary impairment losses	$(168)	$8	$(160)	$(100)	$8	$(92)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $215 million and $233 million as of June 30, 2016 and December 31, 2015, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2016	December 31, 2015
Municipal	$(8)	$(9)
Corporate	(7)	(7)
ABS	(23)	(23)
RMBS	(95)	(102)
CMBS	(7)	(6)
Total	$(140)	$(147)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$(350)	$(378)	$(392)	$(380)
Additional credit loss for securities previously other-than-temporarily impaired	(3)	(2)	(11)	(3)
Additional credit loss for securities not previously other-than-temporarily impaired	—	(2)	(8)	(6)
Reduction in credit loss for securities disposed or collected	22	8	80	14
Change in credit loss due to accretion of increase in cash flows	—	2	—	3
Ending balance	$(331)	$(372)	$(331)	$(372)
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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2016		Gains	Losses
Fixed income securities	$58,129	$2,683	$(324)	$2,359
Equity securities	5,265	506	(165)	341
Short-term investments	2,850	—	—	—
Derivative instruments (1)	5	5	(3)	2
Equity method (“EMA”) limited partnerships (2)				(5)
Unrealized net capital gains and losses, pre-tax				2,697
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(195)
Amounts recognized				(195)
Deferred income taxes				(878)
Unrealized net capital gains and losses, after-tax				$1,624
_______________

(1)	Included in the fair value of derivative instruments are $2 million classified as assets and $(3) million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2015		Gains	Losses
Fixed income securities	$57,948	$1,707	$(960)	$747
Equity securities	5,082	415	(139)	276
Short-term investments	2,122	—	—	—
Derivative instruments (1)	10	10	(4)	6
EMA limited partnerships				(4)
Unrealized net capital gains and losses, pre-tax				1,025
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(67)
Amounts recognized				(67)
Deferred income taxes				(338)
Unrealized net capital gains and losses, after-tax				$620
_______________

(1)	Included in the fair value of derivative instruments are $6 million classified as assets and $(4) million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the six months ended June 30, 2016 is as follows:

($ in millions)
Fixed income securities	$1,612
Equity securities	65
Derivative instruments	(4)
EMA limited partnerships	(1)
Total	1,672
Amounts recognized for:
Insurance reserves	—
DAC and DSI	(128)
Amounts recognized	(128)
Deferred income taxes	(540)
Increase in unrealized net capital gains and losses, after-tax	$1,004
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
June 30, 2016
Fixed income securities
U.S. government and agencies	5	$528	$—	—	$—	$—	$—
Municipal	32	76	—	9	28	(11)	(11)
Corporate	296	3,524	(112)	196	1,958	(161)	(273)
Foreign government	1	2	—	—	—	—	—
ABS	40	371	(5)	24	371	(17)	(22)
RMBS	78	39	(1)	175	108	(10)	(11)
CMBS	14	78	(6)	1	2	(1)	(7)
Total fixed income securities	466	4,618	(124)	405	2,467	(200)	(324)
Equity securities	241	1,002	(130)	55	160	(35)	(165)
Total fixed income and equity securities	707	$5,620	$(254)	460	$2,627	$(235)	$(489)
Investment grade fixed income securities	220	$2,249	$(24)	256	$1,331	$(87)	$(111)
Below investment grade fixed income securities	246	2,369	(100)	149	1,136	(113)	(213)
Total fixed income securities	466	$4,618	$(124)	405	$2,467	$(200)	$(324)

December 31, 2015
Fixed income securities
U.S. government and agencies	53	$1,874	$(4)	—	$—	$—	$(4)
Municipal	222	810	(6)	9	36	(14)	(20)
Corporate	1,361	17,915	(696)	111	1,024	(183)	(879)
Foreign government	9	44	—	—	—	—	—
ABS	133	1,733	(24)	20	324	(19)	(43)
RMBS	88	69	—	176	125	(10)	(10)
CMBS	13	75	(2)	1	2	(2)	(4)
Total fixed income securities	1,879	22,520	(732)	317	1,511	(228)	(960)
Equity securities	265	1,397	(107)	37	143	(32)	(139)
Total fixed income and equity securities	2,144	$23,917	$(839)	354	$1,654	$(260)	$(1,099)
Investment grade fixed income securities	1,405	$17,521	$(362)	225	$972	$(105)	$(467)
Below investment grade fixed income securities	474	4,999	(370)	92	539	(123)	(493)
Total fixed income securities	1,879	$22,520	$(732)	317	$1,511	$(228)	$(960)
As of June 30, 2016, $288 million of the $489 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $288 million, $65 million are related to unrealized losses on investment grade fixed income securities and $79 million are related to equity securities. Of the remaining $144 million, $76 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of June 30, 2016, the remaining $201 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $46 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $201 million, $69 million are related to below investment grade fixed income securities and $86 million are related to equity securities. Of these amounts, $18 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2016.
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
As of June 30, 2016, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of June 30, 2016, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of June 30, 2016 and December 31, 2015, the carrying value of equity method limited partnerships totaled $4.12 billion and $3.72 billion, respectively. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of June 30, 2016 and December 31, 2015, the carrying value for cost method limited partnerships was $1.28 billion and $1.15 billion, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2016.
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

The following table reflects the carrying value of non-impaired fixed rate mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	June 30, 2016	December 31, 2015
Below 1.0	$43	$64
1.0 - 1.25	309	382
1.26 - 1.50	1,221	1,219
Above 1.50	2,874	2,667
Total non-impaired mortgage loans	$4,447	$4,332
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2016	December 31, 2015
Impaired mortgage loans with a valuation allowance	$6	$6
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$6	$6
Valuation allowance on impaired mortgage loans	$3	$3
The average balance of impaired loans was $6 million and $13 million for the six months ended June 30, 2016 and 2015, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$3	$8	$3	$8
Charge offs	—	(1)	—	(1)
Ending balance	$3	$7	$3	$7
The payment status of mortgage loans is as follows:

($ in millions)	June 30, 2016	December 31, 2015
Less than 90 days past due	$6	$—
90 days or greater past due	—	—
Total past due	6	—
Current loans	4,447	4,338
Total mortgage loans	$4,453	$4,338

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
Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans, agent loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements. In addition, derivatives embedded in fixed income securities are not disclosed in the hierarchy as free-standing derivatives since they are presented with the host contracts in fixed income securities.
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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2016.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2016
Assets
Fixed income securities:
U.S. government and agencies	$2,658	$865	$—		$3,523
Municipal	—	7,669	149		7,818
Corporate - public	—	30,798	74		30,872
Corporate - privately placed	—	11,243	585		11,828
Foreign government	—	1,152	—		1,152
ABS - CDO	—	691	33		724
ABS - consumer and other	—	957	45		1,002
RMBS	—	817	1		818
CMBS	—	348	20		368
Redeemable preferred stock	—	24	—		24
Total fixed income securities	2,658	54,564	907		58,129
Equity securities	4,972	175	118		5,265
Short-term investments	733	2,117	—		2,850
Other investments: Free-standing derivatives	—	88	1	$(18)	71
Separate account assets	3,438	—	—		3,438
Other assets	2	—	1		3
Total recurring basis assets	11,803	56,944	1,027	(18)	69,756
Non-recurring basis (1)	—	—	38		38
Total assets at fair value	$11,803	$56,944	$1,065	$(18)	$69,794
% of total assets at fair value	16.9%	81.6%	1.5%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(304)		$(304)
Other liabilities: Free-standing derivatives	(3)	(55)	(8)	$33	(33)
Total liabilities at fair value	$(3)	$(55)	$(312)	$33	$(337)
% of total liabilities at fair value	0.9%	16.3%	92.6%	(9.8)%	100%
_______________

(1)	Includes $36 million of limited partnership interests and $2 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$3,056	$861	$5		$3,922
Municipal	—	7,240	161		7,401
Corporate - public	—	30,356	46		30,402
Corporate - privately placed	—	10,923	502		11,425
Foreign government	—	1,033	—		1,033
ABS - CDO	—	716	61		777
ABS - consumer and other	—	1,500	50		1,550
RMBS	—	946	1		947
CMBS	—	446	20		466
Redeemable preferred stock	—	25	—		25
Total fixed income securities	3,056	54,046	846		57,948
Equity securities	4,786	163	133		5,082
Short-term investments	615	1,507	—		2,122
Other investments: Free-standing derivatives	—	65	1	$(13)	53
Separate account assets	3,658	—	—		3,658
Other assets	2	—	1		3
Total recurring basis assets	12,117	55,781	981	(13)	68,866
Non-recurring basis (1)	—	—	55		55
Total assets at fair value	$12,117	$55,781	$1,036	$(13)	$68,921
% of total assets at fair value	17.6%	80.9%	1.5%	—%	100%
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(299)		$(299)
Other liabilities: Free-standing derivatives	(1)	(23)	(8)	$7	(25)
Total liabilities at fair value	$(1)	$(23)	$(307)	$7	$(324)
% of total liabilities at fair value	0.3%	7.1%	94.8%	(2.2)%	100%
_______________

(1)	Includes $42 million of limited partnership interests and $13 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
June 30, 2016
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(250)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.75%
December 31, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of June 30, 2016 and December 31, 2015, Level 3 fair value measurements of fixed income securities total $907 million and $846 million, respectively, and include $350 million and $625 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $92 million and $96 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2016.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2016	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$4	$—	$—	$—	$(4)
Municipal	146	—	3	6	—
Corporate - public	63	—	—	—	—
Corporate - privately placed	549	3	8	16	(69)
ABS - CDO	58	—	3	6	(3)
ABS - consumer and other	44	—	(1)	3	—
RMBS	1	—	—	—	—
CMBS	20	—	—	—	—
Total fixed income securities	885	3	13	31	(76)
Equity securities	125	(8)	1	—	—
Free-standing derivatives, net	(8)	1	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,003	$(4)	$14	$31	$(76)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(313)	$7	$—	$—	$—
Total recurring Level 3 liabilities	$(313)	$7	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2016
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$—	$—
Municipal	—	(6)	—	—	149
Corporate - public	7	4	—	—	74
Corporate - privately placed	80	—	—	(2)	585
ABS - CDO	—	—	—	(31)	33
ABS - consumer and other	—	—	—	(1)	45
RMBS	—	—	—	—	1
CMBS	—	—	—	—	20
Total fixed income securities	87	(2)	—	(34)	907
Equity securities	—	—	—	—	118
Free-standing derivatives, net	—	—	—	—	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$87	$(2)	$—	$(34)	$1,019
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$2	$(304)
Total recurring Level 3 liabilities	$—	$—	$—	$2	$(304)
_____________

(1)
The effect to net income totals $3 million and is reported in the Condensed Consolidated Statements of Operations as follows: $(9) million in realized capital gains and losses, $5 million in net investment income, $(7) million in interest credited to contractholder funds and $14 million in life and annuity contract benefits.

(2)	Comprises $1 million of assets and $8 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2016.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2015	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$5	$—	$—	$—	$(4)
Municipal	161	10	(5)	6	—
Corporate - public	46	—	1	25	(7)
Corporate - privately placed	502	4	13	16	(83)
ABS - CDO	61	—	2	10	(3)
ABS - consumer and other	50	—	(2)	3	—
RMBS	1	—	—	—	—
CMBS	20	—	—	—	—
Total fixed income securities	846	14	9	60	(97)
Equity securities	133	(32)	8	—	—
Free-standing derivatives, net	(7)	—	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$973	$(18)	$17	$60	$(97)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(299)	$(8)	$—	$—	$—
Total recurring Level 3 liabilities	$(299)	$(8)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2016
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$—
Municipal	—	(22)	—	(1)	149
Corporate - public	7	4	—	(2)	74
Corporate - privately placed	143	—	—	(10)	585
ABS - CDO	—	(2)	—	(35)	33
ABS - consumer and other	—	(5)	—	(1)	45
RMBS	—	—	—	—	1
CMBS	2	—	—	(2)	20
Total fixed income securities	152	(25)	—	(52)	907
Equity securities	9	—	—	—	118
Free-standing derivatives, net	—	—	—	—	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$161	$(25)	$—	$(52)	$1,019
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$4	$(304)
Total recurring Level 3 liabilities	$—	$—	$(1)	$4	$(304)
_____________

(1)
The effect to net income totals $(26) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(25) million in realized capital gains and losses, $7 million in net investment income, $(6) million in interest credited to contractholder funds and $(2) million in life and annuity contract benefits.

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
_____________________

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
_____________________

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
There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2016 or 2015.

Transfers into Level 3 during the three months and six months ended June 30, 2016 and 2015 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months and six months ended June 30, 2016 and 2015 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Assets
Fixed income securities:
Municipal	$1	$—	$1	$(1)
Corporate	3	3	1	5
ABS	—	(1)	—	(1)
Total fixed income securities	4	2	2	3
Equity securities	(8)	1	(32)	—
Free-standing derivatives, net	1	1	—	1
Total recurring Level 3 assets	$(3)	$4	$(30)	$4
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$7	$9	$(8)	$5
Total recurring Level 3 liabilities	$7	$9	$(8)	$5
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $4 million for the three months ended June 30, 2016 and are reported as follows: $(9) million in realized capital gains and losses, $6 million in net investment income, $(7) million in interest credited to contractholder funds and $14 million in life and annuity contract benefits. These gains and losses total $13 million for the three months ended June 30, 2015 and are reported as follows: $4 million in net investment income and $9 million in interest credited to contractholder funds. These gains and losses total $(38) million for the six months ended June 30, 2016 and are reported as follows: $(38) million in realized capital gains and losses, $8 million in net investment income, $(6) million in interest credited to contractholder funds and $(2) million in life and annuity contract benefits.  These gains and losses total $9 million for the six months ended June 30, 2015 and are reported as follows: $(2) million in realized capital gains and losses, $6 million in net investment income and $5 million in interest credited to contractholder funds.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	June 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,453	$4,666	$4,338	$4,489
Cost method limited partnerships	1,284	1,511	1,154	1,450
Bank loans	1,635	1,614	1,565	1,527
Agent loans	452	444	422	408
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

Financial liabilities

($ in millions)	June 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$11,919	$12,420	$12,424	$12,874
Long-term debt	5,109	5,868	5,124	5,648
Liability for collateral	896	896	840	840
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of June 30, 2016, the Company pledged $14 million of cash in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2016.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$30	n/a	$2	$2	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	24	n/a	—	—	—
Equity and index contracts
Options	Other investments	—	4,106	66	66	—
Financial futures contracts	Other assets	—	807	2	2	—
Foreign currency contracts
Foreign currency forwards	Other investments	399	n/a	(17)	8	(25)
Credit default contracts
Credit default swaps – buying protection	Other investments	30	n/a	—	—	—
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		536	4,913	53	78	(25)
Total asset derivatives		$566	4,913	$55	$80	$(25)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$19	n/a	$3	$3	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	—	—	—
Interest rate cap agreements	Other liabilities & accrued expenses	51	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	6,350	(21)	—	(21)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	434	n/a	(1)	7	(8)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	429	n/a	(40)	—	(40)
Guaranteed withdrawal benefits	Contractholder funds	304	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,754	n/a	(250)	—	(250)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	248	n/a	(4)	—	(4)
Credit default swaps – selling protection	Other liabilities & accrued expenses	165	n/a	(7)	1	(8)
Subtotal		3,555	6,350	(336)	9	(345)
Total liability derivatives		3,574	6,350	(333)	$12	$(345)
Total derivatives		$4,140	11,263	$(278)
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

($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2016
Asset derivatives	$22	$(37)	$19	$4	$—	$4
Liability derivatives	(45)	37	(4)	(12)	9	(3)

December 31, 2015
Asset derivatives	$21	$(8)	$(5)	$8	$(4)	$4
Liability derivatives	(25)	8	(1)	(18)	9	(9)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $1 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months and six months ended June 30, 2016 or 2015.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gain (loss) recognized in OCI on derivatives during the period	$1	$(1)	$(1)	$7
Gain recognized in OCI on derivatives during the term of the hedging relationship	2	3	2	3
Loss reclassified from AOCI into income (net investment income)	—	(1)	—	(1)
Gain reclassified from AOCI into income (realized capital gains and losses)	3	—	3	3

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations. For the three months and six months ended June 30, 2016 and 2015, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2016
Interest rate contracts	$(1)	$—	$—	$—	$(1)
Equity and index contracts	(5)	—	2	4	1
Embedded derivative financial instruments	—	14	(5)	—	9
Foreign currency contracts	6	—	—	(16)	(10)
Credit default contracts	(1)	—	—	—	(1)
Total	$(1)	$14	$(3)	$(12)	$(2)

Six months ended June 30, 2016
Interest rate contracts	$(1)	$—	$—	$—	$(1)
Equity and index contracts	(5)	—	(5)	4	(6)
Embedded derivative financial instruments	—	(2)	(3)	—	(5)
Foreign currency contracts	1	—	—	(21)	(20)
Credit default contracts	(5)	—	—	—	(5)
Total	$(10)	$(2)	$(8)	$(17)	$(37)

Three months ended June 30, 2015
Interest rate contracts	$2	$—	$—	$—	$2
Equity and index contracts	—	—	—	1	1
Embedded derivative financial instruments	—	—	11	—	11
Foreign currency contracts	3	—	—	12	15
Other contracts	—	—	1	—	1
Total	$5	$—	$12	$13	$30

Six months ended June 30, 2015
Interest rate contracts	$2	$—	$—	$—	$2
Equity and index contracts	(5)	—	4	4	3
Embedded derivative financial instruments	—	—	8	—	8
Foreign currency contracts	(20)	—	—	3	(17)
Other contracts	—	—	1	—	1
Total	$(23)	$—	$13	$7	$(3)
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of June 30, 2016, counterparties pledged $6 million in cash to the Company, and the Company pledged $30 million in cash and securities to counterparties which includes $7 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $23 million of collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	June 30, 2016				December 31, 2015
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	2	$67	$1	$1	—	$—	$—	$—
A+	1	207	5	2	1	82	5	—
A	3	58	2	—	5	375	9	6
A-	—	—	—	—	1	41	3	—
BBB+	2	7	—	—	2	49	—	1
Total	8	$339	$8	$3	9	$547	$17	$7
_______________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	June 30, 2016	December 31, 2015
Gross liability fair value of contracts containing credit-risk-contingent features	$25	$21
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(14)	(3)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(7)	(13)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$4	$5
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2016
Single name
Corporate debt	$20	$10	$35	$—	$65	$1
First-to-default Basket
Municipal	—	—	100	—	100	(8)
Index
Corporate debt	1	19	50	10	80	1
Total	$21	$29	$185	$10	$245	$(6)

December 31, 2015
Single name
Corporate debt	$20	$10	$45	$—	$75	$1
First-to-default Basket
Municipal	—	—	100	—	100	(8)
Index
Corporate debt	1	20	52	7	80	1
Total	$21	$30	$197	$7	$255	$(6)
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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Property-liability insurance premiums earned	$248	$251	$497	$511
Life and annuity premiums and contract charges	78	85	152	170
Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Property-liability insurance claims and claims expense	$241	$229	$402	$334
Life and annuity contract benefits	80	50	147	127
Interest credited to contractholder funds	6	7	11	13
9. Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents and certain legal expenses incurred in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $11 million and $19 million during the three months ended June 30, 2016 and 2015, respectively, and $16 million and $23 million during the six months ended June 30, 2016 and 2015, respectively.
The following table presents changes in the restructuring liability during the six months ended June 30, 2016.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2015	$1	$1	$2
Expense incurred	6	—	6
Adjustments to liability	—	—	—
Payments applied against liability	(3)	—	(3)
Balance as of June 30, 2016	$4	$1	$5
The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. As of June 30, 2016, the cumulative amount incurred to date for active programs totaled $77 million for employee costs and $61 million for exit costs.
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
Guarantees
The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective June 30, 2016, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $46 million as of June 30, 2016. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to four years. Historically, the Company has not made any material payments pursuant to these guarantees.
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
The aggregate liability balance related to all guarantees was not material as of June 30, 2016.
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
The first case is Christopher Williams, et al. v. Allstate Insurance Company. The Williams case is pending in Los Angeles Superior Court and was filed in December 2007. The case involves two classes. The first class includes auto field physical damage adjusters employed in the state of California from January 1, 2005 to the date of final judgment, to the extent the Company failed to pay for off-the-clock work to those adjusters who performed certain duties prior to their first assignments. The other class includes all non-exempt employees in California from December 19, 2006 until June 2011 who received pay statements from Allstate which allegedly did not comply with California law. On April 13, 2016, the court granted the Company’s motion to decertify both classes; both classes are thus dissolved unless and until the appellate court orders the classes recertified. On May 17, 2016, plaintiffs filed their notice of appeal.
The second case is Jack Jimenez, et al. v. Allstate Insurance Company. Jimenez was filed in the U.S. District Court for the Central District of California in September 2010. The plaintiffs allege that they worked off-the-clock; they also allege other California Labor Code violations resulting from purported unpaid overtime. In April 2012, the court certified a class that includes all adjusters in the state of California, except auto field adjusters, from September 29, 2006 to final judgment. Allstate appealed the court’s decision to certify the class, first to the Ninth Circuit Court of Appeals and then to the U.S. Supreme Court. On June 15, 2015, the U.S. Supreme Court denied Allstate’s petition for a writ of certiorari. The case was scheduled for trial on September 27, 2016. On May 4, 2016, the court vacated that trial date in part because the court had not approved a trial plan.
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
The Company is litigating one class action, Randy Rosenberg, et al. v. Allstate Fire & Casualty Insurance Company, Allstate Insurance Company, and Allstate Property & Casualty Insurance Company, in the U.S. District Court for the Northern District of Illinois. This case is brought on behalf of health care providers and insureds who submitted claims for no-fault benefits under personal injury protection policies which were in effect from 2008 through 2012 and were reimbursed based on the fee schedules. They seek a declaratory judgment that Allstate could not properly apply the fee schedules and seek damages for the difference between what they allege are the reasonable medical expenses payable under the personal injury protection coverage and the fee schedule amounts Allstate actually paid. They also seek recovery of attorneys’ fees and costs pursuant to Florida statutes. This case has been stayed by the Illinois federal court pending the outcome of several Florida state court appeals and a decision on this issue by the Florida Supreme Court.
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

On August 19, 2015, in Orthopedic Specialists, et al. v. Allstate Insurance Company, the District Court of Appeal for the Fourth District issued a divided decision (three separate opinions, two against Allstate and one dissenting opinion deeming Allstate’s language sufficient), holding that Allstate’s language was not sufficient. Allstate’s motion for rehearing was denied. The court certified that its decision is in direct conflict with the District Court of Appeal for the First District’s decision. Allstate’s notice to the Florida Supreme Court seeking to invoke the discretionary jurisdiction of that court was accepted on January 20, 2016. The parties have completed the originally scheduled briefing. On May 2, 2016, the plaintiff filed a motion requesting leave to file an additional brief, which the court granted. The Florida Supreme Court set this matter for oral argument on September 1, 2016. The Florida Medical Association was granted leave to file an amicus brief in support of the plaintiff.
On February 3, 2016, in Florida Wellness & Rehabilitation Center of Hialeah, et al. v. Allstate Fire & Casualty Insurance Company, the District Court of Appeal for the Third District heard oral argument. On July 13, 2016, the court unanimously affirmed summary judgment for Allstate and upheld the validity of Allstate’s personal injury protection fee schedule language. The court also certified a conflict with the District Court of Appeal for the Fourth District’s decision in Orthopedic Specialists.
On March 30, 2016, in Markley Chiropractic & Acupuncture LLC, et al. v. Allstate Indemnity Insurance Company, the District Court of Appeal for the Second District unanimously reversed a summary judgment that had been entered against Allstate. The court held that Allstate’s language gave legally sufficient notice of its election to use the fee schedules. The plaintiff moved for rehearing and Allstate responded. On June 15, 2016, the court denied the plaintiff’s motion. On June 20, 2016, the plaintiff filed a notice with the Florida Supreme Court seeking to invoke the discretionary jurisdiction of the court. On June 24, 2016, the Florida Supreme Court issued an order staying the entire case pending the disposition of the Orthopedic Specialists case.
In the Company’s judgment, a loss is not probable in any of these cases.
Other proceedings
The Company is defending certain matters in the U.S. District Court for the Eastern District of Pennsylvania relating to the Company’s agency program reorganization announced in 1999. The principal focus in these matters has related to a release of claims signed by the vast majority of the former agents whose employment contracts were terminated in the reorganization program. The court recently entered a schedule for determining the merits of certain claims asserted in the matters described below, with the release issue to be addressed in unspecified future proceedings.
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
On February 1, 2016, these cases were reassigned to a new judge who initially entered orders addressing pending motions for reconsideration of the dismissal of plaintiffs’ state law claims, but then vacated those orders. On April 12, 2016, these cases were again reassigned to a new judge. On May 2, 2016, the new judge entered an order vacating the setting of additional release trials, consolidating all of the original and intervening plaintiffs’ claims, and granting leave to file a Consolidated Amended Complaint by May 20, 2016. The court entered a second order on May 2, 2016, scheduling deadlines for completion of discovery and filing of summary judgment motions on the merits of plaintiffs’ ERISA and ADEA claims, and setting a non-jury ERISA trial to occur in December 2016. The court’s order also sets deadlines for completion of discovery and summary judgment motions with regard to the remaining claims and defenses by the first quarter of 2017, with a jury trial on those claims and defenses to occur in May 2017. On May 4, 2016, the court entered an order denying Allstate’s post-trial motion for judgment as a matter of law with respect to the jury’s June 17, 2015 verdicts in favor of eight plaintiffs on the issue whether they knowingly and voluntarily signed their releases.
On May 20, 2016, a Consolidated Amended Complaint was filed on behalf of 499 plaintiffs, most of whom had previously filed separate lawsuits or intervened in Romero I. Allstate filed a partial motion to dismiss the Consolidated Amended Complaint, which the court granted in part and denied in part on July 6, 2016. Among other things, the court denied without prejudice Allstate’s motion to dismiss the state law claims, granted dismissal of plaintiffs’ retaliation claims under the ADEA and ERISA, and granted dismissal of certain plaintiffs’ ERISA § 510 claims as untimely. Discovery is proceeding.
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
Asbestos and environmental
Allstate’s reserves for asbestos claims were $890 million and $960 million, net of reinsurance recoverables of $443 million and $458 million, as of June 30, 2016 and December 31, 2015, respectively. Reserves for environmental claims were $173 million and $179 million, net of reinsurance recoverables of $42 million and $43 million, as of June 30, 2016 and December 31, 2015, respectively. Approximately 55% and 57% of the total net asbestos and environmental reserves as of June 30, 2016 and December 31, 2015, respectively, were for incurred but not reported estimated losses.
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
11. Benefit Plans
The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Pension benefits
Service cost	$28	$28	$56	$57
Interest cost	72	64	143	128
Expected return on plan assets	(100)	(106)	(199)	(212)
Amortization of:
Prior service credit	(14)	(14)	(28)	(28)
Net actuarial loss	44	48	87	96
Settlement loss	8	6	16	12
Net periodic pension cost	$38	$26	$75	$53

Postretirement benefits
Service cost	$3	$3	$5	$6
Interest cost	5	5	9	11
Amortization of:
Prior service credit	(6)	(5)	(11)	(11)
Net actuarial gain	(8)	(2)	(16)	(4)
Net periodic postretirement (credit) cost	$(6)	$1	$(13)	$2

12. Reporting Segments
Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Property-Liability
Property-liability insurance premiums
Auto	$5,306	$5,086	$10,526	$10,065
Homeowners	1,815	1,775	3,625	3,536
Other personal lines	424	423	845	843
Commercial lines	127	128	256	253
Other business lines	142	137	285	278
Allstate Protection	7,814	7,549	15,537	14,975
Discontinued Lines and Coverages	—	—	—	—
Total property-liability insurance premiums	7,814	7,549	15,537	14,975
Net investment income	316	292	618	650
Realized capital gains and losses	26	49	(73)	77
Total Property-Liability	8,156	7,890	16,082	15,702
Allstate Financial
Life and annuity premiums and contract charges
Life and annuity premiums
Traditional life insurance	139	131	277	263
Accident and health insurance	214	195	430	391
Total life and annuity premiums	353	326	707	654
Contract charges
Interest-sensitive life insurance	208	207	417	413
Fixed annuities	3	3	6	6
Total contract charges	211	210	423	419
Total life and annuity premiums and contract charges	564	536	1,130	1,073
Net investment income	435	489	854	973
Realized capital gains and losses	—	59	(49)	170
Total Allstate Financial	999	1,084	1,935	2,216
Corporate and Other
Service fees	1	1	2	2
Net investment income	11	8	21	16
Realized capital gains and losses	(2)	—	(3)	—
Total Corporate and Other before reclassification of service fees	10	9	20	18
Reclassification of service fees (1)	(1)	(1)	(2)	(2)
Total Corporate and Other	9	8	18	16
Consolidated revenues	$9,164	$8,982	$18,035	$17,934
_______________

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Property-Liability
Underwriting income
Allstate Protection	$(64)	$(8)	$63	$461
Discontinued Lines and Coverages	(2)	(2)	(4)	(4)
Total underwriting (loss) income	(66)	(10)	59	457
Net investment income	316	292	618	650
Income tax expense on operations (1)	(70)	(92)	(211)	(397)
Realized capital gains and losses, after-tax	18	31	(46)	49
Gain on disposition of operations, after-tax	—	1	—	1
Property-Liability net income applicable to common shareholders	198	222	420	760
Allstate Financial
Life and annuity premiums and contract charges	564	536	1,130	1,073
Net investment income	435	489	854	973
Contract benefits and interest credited to contractholder funds	(633)	(637)	(1,272)	(1,270)
Operating costs and expenses and amortization of deferred policy acquisition costs	(189)	(180)	(383)	(372)
Restructuring and related charges	(1)	(2)	(1)	(2)
Income tax expense on operations	(56)	(67)	(104)	(129)
Operating income	120	139	224	273
Realized capital gains and losses, after-tax	—	38	(32)	110
Valuation changes on embedded derivatives that are not hedged, after-tax	(4)	4	(8)	(1)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(1)	(2)	(2)	(2)
Gain (loss) on disposition of operations, after-tax	1	—	2	(1)
Change in accounting for investments in qualified affordable housing projects, after-tax	—	—	—	(17)
Allstate Financial net income applicable to common shareholders	116	179	184	362
Corporate and Other
Service fees (2)	1	1	2	2
Net investment income	11	8	21	16
Operating costs and expenses (2)	(80)	(83)	(160)	(162)
Income tax benefit on operations	26	28	51	54
Preferred stock dividends	(29)	(29)	(58)	(58)
Operating loss	(71)	(75)	(144)	(148)
Realized capital gains and losses, after-tax	(1)	—	(1)	—
Corporate and Other net loss applicable to common shareholders	(72)	(75)	(145)	(148)
Consolidated net income applicable to common shareholders	$242	$326	$459	$974
_______________

(1)
Income tax on operations for the Property-Liability segment includes $28 million of expense for the six months ended June 30, 2015 related to the change in accounting guidance for investments in qualified affordable housing projects.

(2)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

13. Other Comprehensive Income
The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$663	$(232)	$431	$(1,003)	$350	$(653)
Less: reclassification adjustment of realized capital gains and losses	11	(4)	7	100	(35)	65
Unrealized net capital gains and losses	652	(228)	424	(1,103)	385	(718)
Unrealized foreign currency translation adjustments	7	(2)	5	(13)	4	(9)
Unrecognized pension and other postretirement benefit cost arising during the period	1	—	1	(3)	2	(1)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(24)	9	(15)	(33)	12	(21)
Unrecognized pension and other postretirement benefit cost	25	(9)	16	30	(10)	20
Other comprehensive income (loss)	$684	$(239)	$445	$(1,086)	$379	$(707)

	Six months ended June 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,381	$(483)	$898	$(528)	$184	$(344)
Less: reclassification adjustment of realized capital gains and losses	(163)	57	(106)	251	(88)	163
Unrealized net capital gains and losses	1,544	(540)	1,004	(779)	272	(507)

Unrealized foreign currency translation adjustments	29	(10)	19	(55)	19	(36)

Unrecognized pension and other postretirement benefit cost arising during the period	(7)	3	(4)	8	(1)	7
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(48)	17	(31)	(65)	23	(42)
Unrecognized pension and other postretirement benefit cost	41	(14)	27	73	(24)	49
Other comprehensive income (loss)	$1,614	$(564)	$1,050	$(761)	$267	$(494)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2016, and the related condensed consolidated statements of operations, comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and of shareholders’ equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
August 3, 2016

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015
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
HIGHLIGHTS

•
Consolidated net income applicable to common shareholders was $242 million in the second quarter of 2016 compared to $326 million in the second quarter of 2015, and $459 million in the first six months of 2016 compared to $974 million in the first six months of 2015. Net income applicable to common shareholders per diluted common share was $0.64 in the second quarter of 2016 compared to $0.79 in the second quarter of 2015, and $1.21 in the first six months of 2016 compared to $2.33 in the first six months of 2015.

•
Property-Liability net income applicable to common shareholders was $198 million in the second quarter of 2016 compared to $222 million in the second quarter of 2015, and $420 million in the first six months of 2016 compared to $760 million in the first six months of 2015.

•
The Property-Liability combined ratio was 100.8 in the second quarter of 2016 compared to 100.1 in the second quarter of 2015, and 99.6 in the first six months of 2016 compared to 96.9 in the first six months of 2015.

•
Allstate Financial net income applicable to common shareholders was $116 million in the second quarter of 2016 compared to $179 million in the second quarter of 2015, and $184 million in the first six months of 2016 compared to $362 million in the first six months of 2015.

•
Total revenues were $9.16 billion in the second quarter of 2016 compared to $8.98 billion in the second quarter of 2015, and $18.04 billion in the first six months of 2016 compared to $17.93 billion in the first six months of 2015.

•
Property-Liability premiums earned totaled $7.81 billion in the second quarter of 2016, an increase of 3.5% from $7.55 billion in the second quarter of 2015, and $15.54 billion in the first six months of 2016, an increase of 3.8% from $14.98 billion in the first six months of 2015.

•
Investments totaled $79.69 billion as of June 30, 2016, increasing from $77.76 billion as of December 31, 2015. Net investment income was $762 million in the second quarter of 2016, a decrease of 3.4% from $789 million in the second quarter of 2015, and $1.49 billion in the first six months of 2016, a decrease of 8.9% from $1.64 billion in the first six months of 2015.

•
Net realized capital gains were $24 million in the second quarter of 2016 compared to $108 million in the second quarter of 2015, and net realized capital losses were $125 million in the first six months of 2016 compared to net realized capital gains of $247 million in the first six months of 2015.

•
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $50.05 as of June 30, 2016, an increase of 4.4% from $47.96 as of June 30, 2015, and an increase of 5.7% from $47.34 as of December 31, 2015.

•
For the twelve months ended June 30, 2016, return on the average of beginning and ending period common shareholders’ equity of 8.0% decreased by 4.4 points from 12.4% for the twelve months ended June 30, 2015.

•
As of June 30, 2016, shareholders’ equity was $20.55 billion. This total included $2.46 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Property-liability insurance premiums	$7,814	$7,549	$15,537	$14,975
Life and annuity premiums and contract charges	564	536	1,130	1,073
Net investment income	762	789	1,493	1,639
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(77)	(47)	(168)	(100)
OTTI losses reclassified to (from) other comprehensive income	(2)	4	8	8
Net OTTI losses recognized in earnings	(79)	(43)	(160)	(92)
Sales and other realized capital gains and losses	103	151	35	339
Total realized capital gains and losses	24	108	(125)	247
Total revenues	9,164	8,982	18,035	17,934

Costs and expenses
Property-liability insurance claims and claims expense	(5,901)	(5,587)	(11,585)	(10,580)
Life and annuity contract benefits	(454)	(446)	(909)	(887)
Interest credited to contractholder funds	(185)	(185)	(375)	(384)
Amortization of deferred policy acquisition costs	(1,126)	(1,086)	(2,255)	(2,156)
Operating costs and expenses	(1,040)	(1,061)	(2,022)	(2,151)
Restructuring and related charges	(11)	(19)	(16)	(23)
Interest expense	(72)	(73)	(145)	(146)
Total costs and expenses	(8,789)	(8,457)	(17,307)	(16,327)

Gain on disposition of operations	1	1	3	—
Income tax expense	(105)	(171)	(214)	(575)
Net income	271	355	517	1,032

Preferred stock dividends	(29)	(29)	(58)	(58)
Net income applicable to common shareholders	$242	$326	$459	$974

Property-Liability	$198	$222	$420	$760
Allstate Financial	116	179	184	362
Corporate and Other	(72)	(75)	(145)	(148)
Net income applicable to common shareholders	$242	$326	$459	$974

PROPERTY-LIABILITY HIGHLIGHTS

•
Net income applicable to common shareholders was $198 million in the second quarter of 2016 compared to $222 million in the second quarter of 2015, and $420 million in the first six months of 2016 compared to $760 million in the first six months of 2015.

•
Premiums written totaled $8.05 billion in the second quarter of 2016, an increase of 2.2% from $7.88 billion in the second quarter of 2015, and $15.57 billion in the first six months of 2016, an increase of 2.5% from $15.18 billion in the first six months of 2015.

•
Premiums earned totaled $7.81 billion in the second quarter of 2016, an increase of 3.5% from $7.55 billion in the second quarter of 2015, and $15.54 billion in the first six months of 2016, an increase of 3.8% from $14.98 billion in the first six months of 2015.

•	The loss ratio was 75.5 in the second quarter of 2016 compared to 74.0 in the second quarter of 2015, and 74.6 in the first six months of 2016 compared to 70.6 in the first six months of 2015.

•
Catastrophe losses were $961 million in the second quarter of 2016 compared to $797 million in the second quarter of 2015, and $1.79 billion in the first six months of 2016 compared to $1.09 billion in the first six months of 2015. The effect of catastrophes on the combined ratio was 12.3 in the second quarter of 2016 compared to 10.6 in the second quarter of 2015, and 11.5 in the first six months of 2016 compared to 7.3 in the first six months of 2015.

•
Prior year reserve reestimates totaled $3 million favorable in the second quarter of 2016 compared to $28 million unfavorable in the second quarter of 2015, and $21 million unfavorable in the first six months of 2016 compared to $65 million unfavorable in the first six months of 2015.

•
Underwriting loss was $66 million in the second quarter of 2016 compared to $10 million in the second quarter of 2015, and underwriting income was $59 million in the first six months of 2016 compared to $457 million in the first six months of 2015. Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•
Investments were $39.69 billion as of June 30, 2016, an increase of 3.1% from $38.48 billion as of December 31, 2015. Net investment income was $316 million in the second quarter of 2016, an increase of 8.2% from $292 million in the second quarter of 2015, and $618 million in the first six months of 2016, a decrease of 4.9% from $650 million in the first six months of 2015.

•
Net realized capital gains were $26 million in the second quarter of 2016 compared to $49 million in the second quarter of 2015, and net realized capital losses were $73 million in the first six months of 2016 compared to net realized capital gains of $77 million in the first six months of 2015.

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

($ in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Premiums written	$8,051	$7,877	$15,566	$15,183

Revenues
Premiums earned	$7,814	$7,549	$15,537	$14,975
Net investment income	316	292	618	650
Realized capital gains and losses	26	49	(73)	77
Total revenues	8,156	7,890	16,082	15,702

Costs and expenses
Claims and claims expense	(5,901)	(5,587)	(11,585)	(10,580)
Amortization of DAC	(1,057)	(1,021)	(2,113)	(2,021)
Operating costs and expenses	(912)	(934)	(1,765)	(1,896)
Restructuring and related charges	(10)	(17)	(15)	(21)
Total costs and expenses	(7,880)	(7,559)	(15,478)	(14,518)

Gain on disposition of operations	—	—	—	1
Income tax expense	(78)	(109)	(184)	(425)
Net income applicable to common shareholders	$198	$222	$420	$760

Underwriting (loss) income	$(66)	$(10)	$59	$457
Net investment income	316	292	618	650
Income tax expense on operations	(70)	(92)	(211)	(397)
Realized capital gains and losses, after-tax	18	31	(46)	49
Gain on disposition of operations, after-tax	—	1	—	1
Net income applicable to common shareholders	$198	$222	$420	$760

Catastrophe losses	$961	$797	$1,788	$1,091

GAAP operating ratios
Claims and claims expense ratio	75.5	74.0	74.6	70.6
Expense ratio	25.3	26.1	25.0	26.3
Combined ratio	100.8	100.1	99.6	96.9
Effect of catastrophe losses on combined ratio	12.3	10.6	11.5	7.3
Effect of prior year reserve reestimates on combined ratio	—	0.3	0.1	0.4
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio (1)	0.2	0.1	—	—
Effect of amortization of purchased intangible assets on combined ratio	0.1	0.2	0.1	0.1
Effect of restructuring and related charges on combined ratio	0.1	0.2	0.1	0.1
Effect of Discontinued Lines and Coverages on combined ratio	—	—	—	—
_______________

(1)
Prior year reserve reestimates included in catastrophe losses totaled $13 million and $10 million unfavorable in the three and six months ended June 30, 2016, respectively, compared to $8 million and $3 million unfavorable in the three and six months ended June 30, 2015, respectively.

Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.
A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Premiums written:
Allstate Protection	$8,051	$7,877	$15,566	$15,183
Discontinued Lines and Coverages	—	—	—	—
Property-Liability premiums written	8,051	7,877	15,566	15,183
Increase in unearned premiums	(264)	(370)	(98)	(204)
Other	27	42	69	(4)
Property-Liability premiums earned	$7,814	$7,549	$15,537	$14,975

Premiums earned:
Allstate Protection	$7,814	$7,549	$15,537	$14,975
Discontinued Lines and Coverages	—	—	—	—
Property-Liability	$7,814	$7,549	$15,537	$14,975
ALLSTATE PROTECTION SEGMENT
Premiums written by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Auto	$4,767	$4,588	$376	$363	$162	$173	$5,305	$5,124
Homeowners	1,831	1,819	14	7	126	136	1,971	1,962
Other personal lines (1)	428	424	2	1	27	29	457	454
Subtotal – Personal lines	7,026	6,831	392	371	315	338	7,733	7,540
Commercial lines	135	138	—	—	—	—	135	138
Other business lines (2)	183	199	—	—	—	—	183	199
Total	$7,344	$7,168	$392	$371	$315	$338	$8,051	$7,877

	Six months ended June 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Auto	$9,513	$9,123	$815	$797	$300	$320	$10,628	$10,240
Homeowners	3,223	3,198	25	12	230	247	3,478	3,457
Other personal lines (1)	781	781	4	3	48	53	833	837
Subtotal – Personal lines	13,517	13,102	844	812	578	620	14,939	14,534
Commercial lines	261	266	—	—	—	—	261	266
Other business lines (2)	366	383	—	—	—	—	366	383
Total	$14,144	$13,751	$844	$812	$578	$620	$15,566	$15,183
_______________

(1)	Other personal lines include renter, condominium, landlord and other personal lines products.

(2)	Other business lines include Allstate Roadside Services, Allstate Dealer Services and other business lines products.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Auto	$4,745	$4,524	$403	$397	$158	$165	$5,306	$5,086
Homeowners	1,684	1,645	10	4	121	126	1,815	1,775
Other personal lines	397	395	2	1	25	27	424	423
Subtotal – Personal lines	6,826	6,564	415	402	304	318	7,545	7,284
Commercial lines	127	128	—	—	—	—	127	128
Other business lines	142	137	—	—	—	—	142	137
Total	$7,095	$6,829	$415	$402	$304	$318	$7,814	$7,549

	Six months ended June 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Auto	$9,412	$8,956	$797	$779	$317	$330	$10,526	$10,065
Homeowners	3,362	3,276	18	7	245	253	3,625	3,536
Other personal lines	790	786	4	3	51	54	845	843
Subtotal – Personal lines	13,564	13,018	819	789	613	637	14,996	14,444
Commercial lines	256	253	—	—	—	—	256	253
Other business lines	285	278	—	—	—	—	285	278
Total	$14,105	$13,549	$819	$789	$613	$637	$15,537	$14,975
Premium measures and statistics that are used to analyze the business are calculated and described below.

•	Policies in force (“PIF”): Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

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

Auto premiums written totaled $5.31 billion in the second quarter of 2016, a 3.5% increase from $5.12 billion in the second quarter of 2015, and $10.63 billion in the first six months of 2016, a 3.8% increase from $10.24 billion in the first six months of 2015.

	Allstate brand				Esurance brand		Encompass brand
	2016		2015		2016	2015	2016	2015
Three months ended June 30,
PIF (thousands)	20,061		20,258		1,409	1,458	676	767
New issued applications (thousands)	582		818		141	148	15	23
Average premium (1)	$516		$488		$538	$506	$988	$925
Renewal ratio (%) (1)	88.0		88.9		80.0	80.4	75.5	78.0
Approved rate changes (2):
# of locations	35	(6)	34	(6)	15	13	10	16
Total brand (%) (3)	3.2		1.5		1.3	1.5	4.1	4.8
Location specific (%) (4) (5)	6.2		3.6		5.6	5.9	9.5	8.5

Six months ended June 30,
PIF (thousands)	20,061		20,258		1,409	1,458	676	767
New issued applications (thousands)	1,166		1,610		309	343	30	46
Average premium (1)	$511		$486		$543	$514	$985	$919
Renewal ratio (%) (1)	88.0		88.8		79.8	80.1	75.8	78.2
Approved rate changes (2):
# of locations	46	(6)	40	(6)	21	25	13	19
Total brand (%) (3)	4.9		1.8		1.6	2.8	5.7	6.1
Location specific (%) (4) (5)	6.6		3.9		4.6	5.1	10.5	9.2
____________

(1)	Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.

(2)
Rate changes that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued. Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges that result in no change in the overall rate level in the state. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a location.

(3)
Represents the impact in the 50 states, the District of Columbia and Canadian provinces where rate changes were approved during the period as a percentage of total brand prior year-end premiums written.

(4)
Represents the impact in the 50 states, the District of Columbia and Canadian provinces where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those same locations.

(5)
Allstate brand operates in 50 states, the District of Columbia, and 5 Canadian provinces. Esurance brand operates in 43 states and 1 Canadian province. Encompass brand operates in 40 states and the District of Columbia. Based on historical premiums written in those locations, the annual impact of rate changes approved for auto for all three brands totaled $628 million and $963 million in the three and six months ended June 30, 2016, respectively, compared to $312 million and $406 million in the three and six months ended June 30, 2015, respectively.

(6)	Includes 3 and 5 Canadian provinces in the three and six months ended June 30, 2016, respectively. Includes 4 Canadian provinces in both the three and six months ended June 30, 2015.
Allstate brand auto premiums written totaled $4.77 billion in the second quarter of 2016, a 3.9% increase from $4.59 billion in the second quarter of 2015, and $9.51 billion in the first six months of 2016, a 4.3% increase from $9.12 billion in the first six months of 2015. Factors impacting premiums written were the following:

•
1.0% or 197 thousand decrease in PIF as of June 30, 2016 compared to June 30, 2015. Allstate brand auto PIF increased in 19 states, including 4 out of our largest 10 states, as of June 30, 2016 compared to June 30, 2015.

•
28.9% and 27.6% decrease in new issued applications in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. All of our largest 10 states experienced decreases in new issued applications in both the second quarter and first six months of 2016 compared to the same periods of 2015.

•
5.7% and 5.1% increase in average premium in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, primarily due to rate increases. Based on historical premiums written, the annual impact of rate changes approved for auto totaled $581 million and $901 million in the three and six months ended June 30, 2016, respectively, compared to $257 million and $323 million in the three and six months ended June 30, 2015, respectively. These amounts do not assume customer choices such as non-renewal or changes in policy terms which might reduce future premiums. Approximately 80% of the change in rates approved for auto in the second quarter of 2016 are driven by the increases approved in 8 out of our 10 largest states. Fluctuation in the Canadian exchange rate has reduced premiums written and average premium growth rates by 0.2 points and 0.3 points in the second quarter and first six months of 2016, respectively.

•
0.9 point and 0.8 point decrease in the renewal ratio in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Of our largest 10 states, 10 and 9 experienced decreases in the renewal ratio in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015.

We regularly monitor profitability trends and take appropriate pricing actions, underwriting actions, manage loss cost through focus on claims process excellence and targeted expense spending reductions to achieve adequate returns. Given loss trends emerging in 2015, we responded with a multi-faceted approach to improve profitability.

•
We increased and accelerated rate filings broadly across the country. Approximately 39% of the Allstate brand rate increases approved in the first half of 2016 are expected to be earned in 2016, with the remainder expected to be earned in 2017. We continue to aggressively pursue rate increases to respond to higher loss trends, subject to regulatory processes and review.

•
We made underwriting guideline adjustments in state specific locations and customer segments experiencing less than acceptable returns which reduced the number of new issued applications and slowed growth. Underwriting guideline adjustments vary by state and include restrictions on business with no prior insurance as well as business with prior accidents and violations. Changes in down payment requirements and coverage plan adjustments have also been implemented. These changes are intended to increase underwriting margin and are continually monitored. In 2016, as targeted underwriting results in these segments are achieved, the guidelines are modified appropriately.

Esurance brand auto premiums written totaled $376 million in the second quarter of 2016, a 3.6% increase from $363 million in the second quarter of 2015, $815 million in the first six months of 2016, a 2.3% increase from $797 million in the first six months of 2015. Profit improvement actions impacting growth include rate increases, underwriting guideline adjustments, and decreased marketing in select geographies to manage risks. Factors impacting premiums written were the following:
•3.4% or 49 thousand decrease in PIF as of June 30, 2016 compared to June 30, 2015.

•
4.7% and 9.9% decrease in new issued applications in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, due to a decrease in marketing activities and an increase in rates. Quote volume declined reflective of lower advertising spend. The conversion rate (the percentage of actual issued policies to completed quotes) increased 1.0 points and 0.5 points in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015.

•	6.3% and 5.6% increase in average premium in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015.

•
0.4 point and 0.3 point decrease in the renewal ratio in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, primarily due to continued pressure from rate actions.

Encompass brand auto premiums written totaled $162 million in the second quarter of 2016, a 6.4% decrease from $173 million in the second quarter of 2015, and $300 million in the first six months of 2016, a 6.3% decrease from $320 million in the first six months of 2015. Profit improvement actions impacting growth include product modernization such as enhanced pricing, contract coverage, and underwriting sophistication. Factors impacting premiums written were the following:

•	11.9% or 91 thousand decrease in PIF as of June 30, 2016 compared to June 30, 2015.

•	34.8% decrease in new issued applications in both the second quarter and first six months of 2016 compared to the same periods of 2015.

•	6.8% and 7.2% increase in average premium in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015.

•
2.5 point and 2.4 point decrease in the renewal ratio in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one coverage can contribute to declines in the other.

Homeowners premiums written totaled $1.97 billion in the second quarter of 2016, a 0.5% increase from $1.96 billion in the second quarter of 2015, and $3.48 billion in the first six months of 2016, a 0.6% increase from $3.46 billion in the first six months of 2015. Excluding the cost of catastrophe reinsurance, premiums written increased 0.1% and 0.2% in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015.

	Allstate brand				Esurance brand		Encompass brand
	2016		2015		2016	2015	2016	2015
Three months ended June 30,
PIF (thousands)	6,135		6,141		44	20	318	355
New issued applications (thousands)	193		212		11	7	9	14
Average premium (1)	$1,171		$1,150		$855	$814	$1,629	$1,532
Renewal ratio (%) (1) (2)	87.8		88.4		75.9	N/A	79.9	83.2
Approved rate changes (3):
# of locations	11	(5)	9	(5)	N/A	N/A	6	15
Total brand (%)	0.8		0.7		N/A	N/A	1.7	3.2
Location specific (%) (4)	4.9		3.5		N/A	N/A	8.1	8.8

Six months ended June 30,
PIF (thousands)	6,135		6,141		44	20	318	355
New issued applications (thousands)	357		389		18	13	18	26
Average premium (1)	$1,173		$1,149		$870	$832	$1,624	$1,526
Renewal ratio (%) (1) (2)	88.0		88.4		75.3	N/A	80.6	83.2
Approved rate changes (3):
# of locations	25	(5)	17	(5)	N/A	N/A	11	18
Total brand (%)	0.4	(6)	0.9		N/A	N/A	3.1	3.6
Location specific (%) (4)	1.1	(6)	3.7		N/A	N/A	9.4	9.4
_______________

(1)	Policy term is twelve months.

(2)
Esurance’s retention ratios will appear lower due to its underwriting process. Customers can enter into a policy without a physical inspection. During the underwriting review period, a number of policies may be canceled if upon inspection the condition is unsatisfactory. Excluding the impact of risk related cancellations, Esurance’s retention ratio was 83.9% and 83.0% for the three and six months ended June 30, 2016, respectively.

(3)	Includes rate changes approved based on our net cost of reinsurance.

(4)
Allstate brand operates in 50 states, the District of Columbia, and 5 Canadian provinces. Esurance brand operates in 26 states. Encompass brand operates in 40 states and the District of Columbia. Based on historical premiums written in those locations, the annual impact of rate changes approved for homeowners for all three brands totaled $64 million and $43 million in the three and six months ended June 30, 2016, respectively, compared to $69 million and $83 million in the three and six months ended June 30, 2015, respectively.

(5)	Includes 1 and 3 Canadian provinces in the three and six months ended June 30, 2016, respectively. Includes 1 and 2 Canadian provinces in the three and six months ended June 30, 2015, respectively.

(6)
Includes the impact of a rate decrease in California in first quarter 2016. Excluding California, Allstate brand homeowners total brand and location specific rate changes were 1.4% and 4.3% for the six months ended June 30, 2016, respectively.

N/A reflects not applicable.
Allstate brand homeowners premiums written totaled $1.83 billion in the second quarter of 2016, a 0.7% increase from $1.82 billion in the second quarter of 2015, and $3.22 billion in the first six months of 2016, a 0.8% increase from $3.20 billion in the first six months of 2015. We continue to be disciplined in how we manage margins as we increase rates and implement other actions to maintain or improve returns where required. Factors impacting premiums written were the following:

•
0.1% or 6 thousand decrease in PIF as of June 30, 2016 compared to June 30, 2015. Allstate brand homeowners PIF increased in 23 states, including 4 out of our largest 10 states, as of June 30, 2016 compared to June 30, 2015.

•
9.0% and 8.2% decrease in new issued applications in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Of our largest 10 states, 7 and 6 experienced decreases in new issued applications in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015.

•
1.8% and 2.1% increase in average premium in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, primarily due to rate changes and increasing insured home valuations due to inflationary costs. Fluctuation in the Canadian exchange rate has reduced premiums written and average premium growth rates by 0.2 points in both the second quarter and first six months of 2016.

•
0.6 point and 0.4 point decrease in the renewal ratio in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Of our largest 10 states, 6 and 5 experienced decreases in the renewal ratio in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015.

•
$7 million decrease in the cost of our catastrophe reinsurance program to $87 million in the second quarter of 2016 from $94 million in the second quarter of 2015, and $14 million decrease to $176 million in the first six months of 2016 from $190 million in the first six months of 2015. Catastrophe reinsurance premiums are recorded primarily in Allstate brand and are a reduction of premium.

Premiums written for Allstate’s House and Home product, our redesigned homeowners new business offering currently available in 76% of total states, totaled $506 million in the second quarter of 2016 compared to $386 million in the second quarter of 2015, and $863 million in the first six months of 2016 compared to $647 million in the first six months of 2015. House and Home premiums are written in the states where our catastrophe losses occurred in the first six months of 2016.
Esurance brand homeowners premiums written totaled $14 million in the second quarter of 2016 compared to $7 million in the second quarter of 2015, and $25 million in the first six months of 2016 compared to $12 million in the first six months of 2015. Factors impacting premiums written were the following:

•	24 thousand increase in PIF as of June 30, 2016 compared to June 30, 2015.

•	4 thousand and 5 thousand increase in new issued applications in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015.
Encompass brand homeowners premiums written totaled $126 million in the second quarter of 2016, a 7.4% decrease from $136 million in the second quarter of 2015, and $230 million in the first six months of 2016, a 6.9% decrease from $247 million in the first six months of 2015. Profit improvement actions impacting growth include product modernization such as enhanced pricing, contract coverage, and underwriting sophistication. Factors impacting premiums written were the following:

•	10.4% or 37 thousand decrease in PIF as of June 30, 2016 compared to June 30, 2015.

•	35.7% and 30.8% decrease in new issued applications in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015.

•	6.3% and 6.4% increase in average premium in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, primarily due to rate changes.

•
3.3 point and 2.6 point decrease in the renewal ratio in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one coverage can contribute to declines in the other.

Other personal lines Allstate brand other personal lines premiums written totaled $428 million in the second quarter of 2016, a 0.9% increase from $424 million in the second quarter of 2015, primarily due to increased condominium insurance. Allstate brand other personal lines premiums written totaled $781 million in the first six months of 2016, comparable to the same period of 2015.
Commercial lines premiums written totaled $135 million in the second quarter of 2016, a 2.2% decrease from $138 million in the second quarter of 2015, and $261 million in the first six months of 2016, a 1.9% decrease from $266 million in the first six months of 2015. The decreases in both periods were driven by lower renewals and decreased new business due to profit improvement actions, partially offset by higher average premiums.
Other business lines premiums written totaled $183 million in the second quarter of 2016, an 8.0% decrease from $199 million in the second quarter of 2015, and $366 million in the six months of 2016, a 4.4% decrease from $383 million in the first six months of 2015. The decreases in both periods were primarily due to declines in Allstate Roadside Services and Allstate Dealer Services premiums.

Underwriting results are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Premiums written	$8,051	$7,877	$15,566	$15,183
Premiums earned	$7,814	$7,549	$15,537	$14,975
Claims and claims expense	(5,899)	(5,585)	(11,582)	(10,577)
Amortization of DAC	(1,057)	(1,021)	(2,113)	(2,021)
Other costs and expenses	(912)	(934)	(1,764)	(1,895)
Restructuring and related charges	(10)	(17)	(15)	(21)
Underwriting (loss) income	$(64)	$(8)	$63	$461
Catastrophe losses	$961	$797	$1,788	$1,091

Underwriting income (loss) by line of business
Auto	$(86)	$(111)	$(68)	$(35)
Homeowners	26	91	133	457
Other personal lines	37	24	54	61
Commercial lines	(43)	(17)	(71)	(28)
Other business lines	4	8	18	11
Answer Financial	(2)	(3)	(3)	(5)
Underwriting (loss) income	$(64)	$(8)	$63	$461

Underwriting income (loss) by brand
Allstate brand	$(10)	$86	$161	$612
Esurance brand	(37)	(41)	(62)	(110)
Encompass brand	(15)	(50)	(33)	(36)
Answer Financial	(2)	(3)	(3)	(5)
Underwriting (loss) income	$(64)	$(8)	$63	$461

The following tables summarize the differences in underwriting results from the prior year. The 2016 columns present differences in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. The 2015 columns present differences in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014. The components of the increase (decrease) in underwriting income (loss) by line of business are shown in the following tables.

($ in millions)	Three months ended June 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (1)
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Underwriting (loss) income - prior period	$(111)	$130	$91	$(12)	$24	$54	$(17)	$8	$(8)	$192
Changes in underwriting income (loss) from:
Premiums earned	220	262	40	61	1	9	(1)	7	265	345
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(207)	(440)	16	(34)	13	(24)	(9)	(23)	(186)	(522)
Catastrophe losses excluding reserve reestimates	(52)	47	(89)	60	(16)	3	(2)	1	(159)	111
Non-catastrophe reserve reestimates	47	(48)	(7)	5	16	(16)	(21)	(2)	36	(62)
Catastrophe reserve reestimates	—	1	(8)	32	1	(2)	2	(3)	(5)	28
Total reserve reestimates	47	(47)	(15)	37	17	(18)	(19)	(5)	31	(34)
Subtotal - losses	(212)	(440)	(88)	63	14	(39)	(30)	(27)	(314)	(445)
Expenses	17	(63)	(17)	(21)	(2)	—	5	(5)	(7)	(100)
Underwriting (loss) income - current period	$(86)	$(111)	$26	$91	$37	$24	$(43)	$(17)	$(64)	$(8)

	Six months ended June 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (1)
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Underwriting (loss) income - prior period	$(35)	$313	$457	$185	$61	$48	$(28)	$3	$461	$567
Changes in underwriting income (loss) from:
Premiums earned	461	529	89	125	2	17	3	22	562	707
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(441)	(733)	66	(49)	25	(28)	(18)	(33)	(359)	(850)
Catastrophe losses excluding reserve reestimates	(180)	56	(457)	169	(49)	25	(4)	5	(690)	255
Non-catastrophe reserve reestimates	66	(116)	1	10	12	(1)	(29)	(13)	51	(121)
Catastrophe reserve reestimates	—	(3)	(8)	44	1	(3)	—	(3)	(7)	35
Total reserve reestimates	66	(119)	(7)	54	13	(4)	(29)	(16)	44	(86)
Subtotal - losses	(555)	(796)	(398)	174	(11)	(7)	(51)	(44)	(1,005)	(681)
Expenses	61	(81)	(15)	(27)	2	3	5	(9)	45	(132)
Underwriting (loss) income - current period	$(68)	$(35)	$133	$457	$54	$61	$(71)	$(28)	$63	$461
_______________
(1) Includes other business lines underwriting income of $4 million and $8 million in the second quarter of 2016 and 2015, respectively, and $18 million and $11 million in the first six months of 2016 and 2015, respectively. Includes Answer Financial underwriting loss of $2 million and $3 million in the second quarter of 2016 and 2015, respectively, and $3 million and $5 million in the first six months of 2016 and 2015, respectively.

The components of the increase (decrease) in underwriting income (loss) by brand are shown in the following table.

($ in millions)	Three months ended June 30,
	Allstate brand		Esurance brand		Encompass brand
	2016	2015	2016	2015	2016	2015
Underwriting income (loss) - prior period	$86	$299	$(41)	$(45)	$(50)	$(59)
Changes in underwriting income (loss) from:
Premiums earned	266	299	13	36	(14)	10
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(194)	(480)	(10)	(28)	18	(14)
Catastrophe losses excluding reserve reestimates	(175)	95	(6)	2	22	14
Non-catastrophe reserve reestimates	36	(60)	1	(2)	(1)	—
Catastrophe reserve reestimates	(8)	28	—	—	3	—
Total reserve reestimates	28	(32)	1	(2)	2	—
Subtotal - losses	(341)	(417)	(15)	(28)	42	—
Expenses	(21)	(95)	6	(4)	7	(1)
Underwriting (loss) income - current period (1)	$(10)	$86	$(37)	$(41)	$(15)	$(50)

	Six months ended June 30,
	Allstate brand		Esurance brand		Encompass brand
	2016	2015	2016	2015	2016	2015
Underwriting income (loss) - prior period	$612	$777	$(110)	$(138)	$(36)	$(67)
Changes in underwriting income (loss) from:
Premiums earned	556	602	30	80	(24)	25
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(387)	(758)	(2)	(69)	30	(23)
Catastrophe losses excluding reserve reestimates	(686)	226	(9)	3	5	26
Non-catastrophe reserve reestimates	68	(123)	1	(1)	(18)	3
Catastrophe reserve reestimates	(6)	33	—	—	(1)	2
Total reserve reestimates	62	(90)	1	(1)	(19)	5
Subtotal - losses	(1,011)	(622)	(10)	(67)	16	8
Expenses	4	(145)	28	15	11	(2)
Underwriting income (loss) - current period (1)	$161	$612	$(62)	$(110)	$(33)	$(36)
_______________
(1) Allstate Protection also includes Answer Financial underwriting loss of $2 million and $3 million in the second quarter of 2016 and 2015, respectively, and $3 million and $5 million in the first six months of 2016 and 2015, respectively.
For more information, see the previous discussions of premiums written and the combined, loss and expense ratio discussion below.
Combined ratios by brand are shown in the following table.

	Three months ended June 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Loss ratio	75.4	73.3	76.9	75.6	76.0	85.8	75.5	74.0
Expense ratio	24.7	25.4	32.0	34.6	28.9	29.9	25.3	26.1
Combined ratio	100.1	98.7	108.9	110.2	104.9	115.7	100.8	100.1

	Six months ended June 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Loss ratio	74.5	70.0	74.9	76.4	76.7	76.3	74.6	70.6
Expense ratio	24.4	25.5	32.7	37.5	28.7	29.4	25.0	26.3
Combined ratio	98.9	95.5	107.6	113.9	105.4	105.7	99.6	96.9

Loss ratios by brand and line of business are analyzed in the following table.

	Three months ended June 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Allstate brand
Loss ratio (1)	76.6	75.9	74.8	69.7	64.5	65.6	106.3	82.0	75.4	73.3
Effect of catastrophe losses on combined ratio	4.1	3.2	38.3	32.1	15.6	11.9	9.5	9.4	12.9	10.7
Effect of prior year reserve reestimates on combined ratio	(0.8)	0.4	1.1	—	(1.7)	1.1	18.1	3.1	—	0.4
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	—	1.0	0.5	—	—	0.8	2.3	0.3	0.1

Esurance brand
Loss ratio (1)	76.4	75.6	100.0	75.0	50.0	100.0	—	—	76.9	75.6
Effect of catastrophe losses on combined ratio	2.2	1.8	50.0	25.0	—	—	—	—	3.4	2.0
Effect of prior year reserve reestimates on combined ratio (2)	(1.0)	(0.8)	—	—	—	—	—	—	(1.0)	(0.7)

Encompass brand
Loss ratio (1)	82.3	78.2	70.2	92.8	64.0	100.0	—	—	76.0	85.8
Effect of catastrophe losses on combined ratio	1.9	3.0	24.0	41.3	8.0	7.4	—	—	11.2	18.6
Effect of prior year reserve reestimates on combined ratio	3.2	(1.2)	—	2.3	(16.0)	7.4	—	—	0.3	0.9
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.6)	—	(0.8)	—	—	3.7	—	—	(0.6)	0.3

Allstate Protection
Loss ratio (1)	76.7	75.9	74.7	71.4	64.4	67.8	106.3	82.0	75.5	74.0
Effect of catastrophe losses on combined ratio	3.9	3.1	37.4	32.7	15.1	11.6	9.5	9.4	12.3	10.6
Effect of prior year reserve reestimates on combined ratio	(0.7)	0.2	1.0	0.2	(2.6)	1.4	18.1	3.1	—	0.3
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	(0.1)	0.8	0.4	—	0.3	0.8	2.3	0.2	0.1

	Six months ended June 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Allstate brand
Loss ratio (1)	76.0	73.8	72.9	62.3	65.4	64.0	99.2	80.3	74.5	70.0
Effect of catastrophe losses on combined ratio	3.5	1.7	36.2	23.0	15.8	9.7	8.2	6.7	12.1	7.4
Effect of prior year reserve reestimates on combined ratio	(0.3)	0.6	0.3	0.1	(1.6)	0.2	16.8	5.5	0.1	0.5
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	(0.1)	0.3	0.2	—	(0.1)	1.6	1.5	0.1	—

Esurance brand
Loss ratio (1)	74.9	76.6	77.8	57.1	50.0	66.7	—	—	74.9	76.4
Effect of catastrophe losses on combined ratio	1.4	0.9	33.4	14.2	—	—	—	—	2.1	1.0
Effect of prior year reserve reestimates on combined ratio (2)	(1.0)	(0.9)	—	—	—	—	—	—	(1.0)	(0.9)

Encompass brand
Loss ratio (1)	79.8	74.2	69.4	75.5	92.2	92.6	—	—	76.7	76.3
Effect of catastrophe losses on combined ratio	1.6	1.5	27.4	27.7	5.9	7.4	—	—	12.3	12.4
Effect of prior year reserve reestimates on combined ratio	2.2	(3.0)	0.4	0.4	13.7	9.3	—	—	2.4	(0.6)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.3)	(0.3)	0.4	(0.7)	(2.0)	1.9	—	—	(0.2)	(0.3)

Allstate Protection
Loss ratio (1)	76.0	74.0	72.6	63.2	67.0	65.9	99.2	80.3	74.6	70.6
Effect of catastrophe losses on combined ratio	3.3	1.7	35.6	23.4	15.1	9.5	8.2	6.7	11.5	7.3
Effect of prior year reserve reestimates on combined ratio	(0.3)	0.3	0.3	0.1	(0.7)	0.9	16.8	5.5	0.1	0.4
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	—	0.3	0.1	(0.1)	—	1.6	1.5	—	—
_______________

(1)	Ratios are calculated using the premiums earned for the respective brand and line of business.

(2)	Esurance prior year reserve reestimates did not include any amounts related to catastrophe losses.
Auto loss ratio for the Allstate brand increased 0.7 points and 2.2 points in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, due to higher claim frequency, increased catastrophe losses and higher claim severity, partially offset by increased premiums earned and higher favorable reserve reestimates.
The percent change in paid or gross claim frequency is calculated as the amount of increase or decrease in the paid or gross claim frequency in the current period compared to the same period in the prior year; divided by the amount of prior year paid or gross claim frequency. The paid claim frequency amount is calculated as annualized notice counts closed with payment in the period divided by the average of policies in force with the applicable coverage during the period. The gross claim frequency amount is calculated as annualized notice counts received in the period divided by the average of policies in force with the applicable coverage during the period. Gross claim frequency includes all actual notice counts, regardless of their current status (open or closed) or their ultimate disposition (closed with a payment or closed without payment). Frequency statistics exclude counts associated with catastrophe events.
Paid claim frequency trends emerge more slowly than gross claim frequency because of the difference between the timing of when notices are received and when claims are settled. Paid claim frequency trends emerge more quickly for property damage claims which are settled in a much shorter period of time than bodily injury claims.
Paid claim frequency in the bodily injury coverage increased 1.5% and 3.6% in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Approximately 50% of individual states experienced a year over year increase in their rate of bodily injury paid claim frequency in second quarter 2016 when compared to second quarter 2015. Quarterly fluctuations in bodily injury paid claim frequency can be volatile. Gross claim frequency increased 2.8% and 2.0% in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015.
Paid claim frequency in the property damage coverage decreased 0.1% and increased 1.1% in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Approximately 48% of individual states experienced a year over year increase while 52% of individual states experienced a year over year decrease in their rate of property damage paid claim frequency in second quarter 2016 when compared to second quarter 2015. Gross claim frequency increased 5.6% and 3.8% in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015.
Paid claim severity is calculated by dividing the sum of paid losses and loss expenses by claims closed with a payment during the period. The rate of change in paid severity is the year over year percent increase or decrease in paid claim severity for the period. Bodily injury and property damage coverage paid claim severities decreased 2.3% and increased 5.3%, respectively, in the second quarter of 2016 compared to the second quarter of 2015, and decreased 3.9% and increased 6.3%, respectively, in the first six months of 2016 compared to the first six months of 2015.
Changes in bodily injury paid claim severity were consistent with historical comparisons to inflationary indices, after adjusting for normal volatility due to changes in state mix and payment timing.  Property damage paid claim severity continued to increase in second quarter 2016 relative to inflationary indices, which were also elevated from prior year. Contributing factors include the impact of higher frequency on the auto repair industry, including higher costs to repair new vehicles and increased volume of total losses on older cars.
Claim practices remain focused on process excellence through tactical actions such as improved cycle time, enhanced processes at first notice of loss and better repair estimate oversight.
Esurance brand auto loss ratio increased 0.8 points in the second quarter of 2016 compared to the same period of 2015, primarily due to higher catastrophe losses and claim frequency, partially offset by increases in average premiums earned. Esurance brand auto loss ratio decreased 1.7 points in the first six months of 2016 compared to the same period of 2015, primarily due to increases in average premiums earned, partially offset by higher catastrophe losses.
Encompass brand auto loss ratio increased 4.1 points and 5.6 points in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, primarily due to higher unfavorable reserve reestimates and higher claim frequency.
Homeowners loss ratio for the Allstate brand increased 5.1 points and 10.6 points in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, primarily due to higher catastrophe losses and higher unfavorable prior year reserve reestimates, partially offset by lower claim frequency. Paid claim frequency excluding catastrophe losses decreased 14.3% and 8.6% in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Paid claim severity excluding catastrophe losses increased 4.7% and 1.4% in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.  In second quarter 2016, a higher proportion of fire losses, which carry a higher average severity, contributed to the increase.
Encompass brand homeowners loss ratio decreased 22.6 points in the second quarter of 2016 compared to the same period of 2015, primarily due to lower catastrophe losses. Encompass brand homeowners loss ratio decreased 6.1 points in the first six months of 2016 compared to the same period of 2015, primarily due to lower claim frequency.
Commercial lines loss ratio increased 24.3 points and 18.9 points in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, primarily due to higher unfavorable prior year reserve reestimates, higher claim frequency and higher claim severity.
Catastrophe losses were $961 million and $1.79 billion in the second quarter and first six months of 2016, respectively, compared to $797 million and $1.09 billion in the second quarter and first six months of 2015, respectively. Catastrophe losses in 2016 included three severe hail events that occurred in the state of Texas, which accounted for approximately half of the total losses.
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

Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended June 30, 2016
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	1	4.4%	$341	35.5%	4.4	$341
$101 million to $250 million	—	—	—	—	—	—
$50 million to $100 million	3	13.0	207	21.5	2.6	69
Less than $50 million	19	82.6	458	47.6	5.9	24
Total	23	100.0%	1,006	104.6	12.9	44
Prior year reserve reestimates			13	1.4	0.2
Prior quarter reserve reestimates			(58)	(6.0)	(0.8)
Total catastrophe losses			$961	100.0%	12.3

	Six months ended June 30, 2016
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	2	5.0%	$638	35.7%	4.1	$319
$101 million to $250 million	1	2.5	186	10.4	1.2	186
$50 million to $100 million	4	10.0	263	14.7	1.7	66
Less than $50 million	33	82.5	691	38.6	4.5	21
Total	40	100.0%	1,778	99.4	11.5	44
Prior year reserve reestimates			10	0.6	—
Total catastrophe losses			$1,788	100.0%	11.5
Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended June 30,				Six months ended June 30,
	Number of events	2016	Number of events	2015	Number of events	2016	Number of events	2015
Hurricanes/Tropical storms	—	$—	1	$15	—	$—	1	$15
Tornadoes	—	—	—	—	—	—	1	27
Wind/Hail	21	985	30	775	36	1,699	35	810
Wildfires	2	21	2	4	2	21	3	6
Other events	—	—	—	—	2	58	4	230
Prior year reserve reestimates		13		8		10		3
Prior quarter reserve reestimates		(58)		(5)		—		—
Total catastrophe losses	23	$961	33	$797	40	$1,788	44	$1,091

Expense ratio for Allstate Protection decreased 0.8 points and 1.3 points in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended June 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Amortization of DAC	14.0	13.9	2.4	2.3	18.8	18.6	13.5	13.5
Advertising expense	2.2	2.4	12.2	12.4	0.3	0.6	2.7	2.8
Amortization of purchased intangible assets	—	—	1.7	2.2	—	—	0.1	0.2
Other costs and expenses	8.4	8.9	15.7	17.7	9.5	10.4	8.9	9.4
Restructuring and related charges	0.1	0.2	—	—	0.3	0.3	0.1	0.2
Total expense ratio	24.7	25.4	32.0	34.6	28.9	29.9	25.3	26.1

	Six months ended June 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Amortization of DAC	14.0	13.9	2.4	2.5	18.6	18.5	13.6	13.5
Advertising expenses	1.9	2.3	12.0	14.8	0.2	0.6	2.3	2.9
Amortization of purchased intangible assets	—	—	1.6	2.3	—	—	0.1	0.1
Other costs and expenses	8.4	9.1	16.7	17.9	9.7	10.1	8.9	9.7
Restructuring and related charges	0.1	0.2	—	—	0.2	0.2	0.1	0.1
Total expense ratio	24.4	25.5	32.7	37.5	28.7	29.4	25.0	26.3
Allstate brand expense ratio decreased 0.7 points and 1.1 points in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Approximately two-thirds of the decrease in the expense ratio related to expense spending reductions in professional services and advertising costs, and the remaining decrease related to lowering accruals for compensation incentives, partially offset by an increase in the amortization of acquisition costs. Expense spending reductions were primarily related to actions that could be modified as margins return to targeted underwriting results or that fluctuate based on growth and profitability. For areas where we are trending towards acceptable levels of return, spending on growth is being reinstated. Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in the second quarter and first six months of 2016 were higher than the same periods of 2015.
Esurance brand expense ratio decreased 2.6 points and 4.8 points in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Esurance advertising expense ratio decreased 0.2 points and 2.8 points in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015 in conjunction with our profitability actions. We determine advertising levels based on the prospects of achieving targeted returns and growth objectives. The Esurance brand expense ratio also includes purchased intangible assets from original acquisition in 2011 that are amortized on an accelerated basis with over 80% of the amortization taking place by 2016. Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were lower in the second quarter and first six months of 2016 compared to the same periods of 2015.
Esurance continued to invest in expansion initiatives, including costs incurred to expand beyond our initial 30 states at acquisition, adding new products such as homeowners, motorcycle, and usage based insurance and expanding into the Canadian market. The related expenses contributed approximately 6.4 points in the second quarter of 2016 compared to 4.4 points to the total expense ratio in the second quarter of 2015, and 4.9 points in the first six months of 2016 compared to 4.4 points in the first six months of 2015. Advertising expenses included 4.2 points and 2.9 points in the second quarter and first six months of 2016, respectively, related to expansion initiatives, compared to 1.1 points in both the second quarter and first six months of 2015. Other costs and expenses included 2.2 points and 2.0 points in the second quarter and first six months of 2016, respectively, related to expansion initiatives, compared to 3.3 points in both the second quarter and first six months of 2015.
Encompass brand expense ratio decreased 1.0 points and 0.7 points in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, primarily due to lower advertising and other marketing expenditures and operating costs.
Income tax expense in first quarter 2015 included $28 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects.

Allstate Protection catastrophe reinsurance Our catastrophe reinsurance program supports our goal to have no more than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. Our program provides reinsurance protection for catastrophes resulting from multiple perils, including hurricanes, windstorms, hail, tornadoes, earthquakes, fires following earthquakes, riots, freeze, and wildfires. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our personal lines business, and to reduce variability of earnings while providing protection to our customers. For a complete summary of the 2016 reinsurance placement, please read this in conjunction with the discussion and analysis in Part I. Item 2. of The Allstate Corporation Form 10-Q for the quarterly period ended March 31, 2016.
During the second quarter of 2016, we completed the Florida component of the program that is designed to address the distinct needs of our separately capitalized companies in that state. Our 2016 Florida program provides $685 million of reinsurance limits per occurrence subject to a $20 million retention. The Florida program includes reinsurance agreements placed with the traditional market, the Florida Hurricane Catastrophe Fund (“FHCF”), and the Insurance Linked Securities (“ILS”) market as follows:

•
The traditional market placement comprises $294 million of limits of coverage for losses to personal lines property in Florida arising out of multiple perils. The 2016 excess contract with $254 million of limits, subject to a $20 million retention, provides coverage for perils not covered by the FHCF contracts which only cover hurricanes.

•
The FHCF contracts provide 90% of $191 million in limits or approximately $172 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes.

•	The ILS placement provides $200 million of limits of coverage for qualifying losses to personal lines property in Florida caused by a Named Storm Event, a Severe Thunderstorm Event, or an Earthquake.
The total cost of our property catastrophe reinsurance programs during the first and second quarters of 2016 was $103 million and $101 million, respectively. The total cost of our catastrophe reinsurance programs during 2015 was $427 million or an average quarterly cost of $107 million.
Reserve reestimates The tables below show reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2016 and 2015 and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2016	2015
Auto	$12,459	$11,698
Homeowners	1,937	1,849
Other personal lines	1,490	1,502
Commercial lines	554	549
Other business lines	21	19
Total Allstate Protection	$16,461	$15,617

($ in millions, except ratios)	Three months ended June 30,				Six months ended June 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
	2016	2015	2016	2015	2016	2015	2016	2015
Auto	$(36)	$11	(0.5)	0.2	$(31)	$35	(0.2)	0.2
Homeowners	19	4	0.3	—	12	5	0.1	—
Other personal lines	(11)	6	(0.1)	0.1	(6)	7	(0.1)	0.1
Commercial lines	23	4	0.3	—	43	14	0.3	0.1
Other business lines	—	1	—	—	—	1	—	—
Total Allstate Protection (3)	$(5)	$26	—	0.3	$18	$62	0.1	0.4

Allstate brand	$(2)	$26	—	0.3	$11	$73	0.1	0.5
Esurance brand	(4)	(3)	—	—	(8)	(7)	(0.1)	(0.1)
Encompass brand	1	3	—	—	15	(4)	0.1	—
Total Allstate Protection	$(5)	$26	—	0.3	$18	$62	0.1	0.4
_______________

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Property-Liability premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $13 million and $10 million unfavorable in the three and six months ended June 30, 2016, respectively, compared to $8 million and $3 million unfavorable in the three and six months ended June 30, 2015, respectively.

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
Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Premiums written	$—	$—	$—	$—

Premiums earned	$—	$—	$—	$—
Claims and claims expense	(2)	(2)	(3)	(3)
Operating costs and expenses	—	—	(1)	(1)
Underwriting loss	$(2)	$(2)	$(4)	$(4)

PROPERTY-LIABILITY INVESTMENT RESULTS
Net investment income The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed income securities	$221	$221	$444	$436
Equity securities	30	23	50	41
Mortgage loans	3	3	6	7
Limited partnership interests	60	45	118	171
Short-term investments	1	1	3	2
Other	23	20	43	37
Investment income, before expense	338	313	664	694
Investment expense	(22)	(21)	(46)	(44)
Net investment income	$316	$292	$618	$650
The average pre-tax investment yields are presented in the following table. Quarterly pre-tax yield is calculated as annualized quarterly investment income, generally before investment expense (including dividend income in the case of equity securities) divided by the average of the current and prior quarter investment balances. Year-to-date pre-tax yield is calculated as annualized year-to-date investment income, generally before investment expense (including dividend income in the case of equity securities) divided by the average of investment balances at the beginning of the year and the end of each quarter during the year. For the purposes of the pre-tax yield calculation, income for directly held real estate, timber and other consolidated investments is net of asset level operating expenses (direct expenses of the assets reported in investment expense). For investments carried at fair value, investment balances exclude unrealized capital gains and losses.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed income securities: tax-exempt	2.1%	2.3%	2.1%	2.4%
Fixed income securities: tax-exempt equivalent	3.1	3.4	3.1	3.5
Fixed income securities: taxable	3.2	3.1	3.2	3.0
Equity securities	3.6	3.4	3.0	3.0
Mortgage loans	3.9	4.1	3.9	4.2
Limited partnership interests	8.6	7.0	8.7	13.5
Total portfolio	3.5	3.3	3.4	3.7
Net investment income increased 8.2% or $24 million to $316 million in the second quarter of 2016 from $292 million in the second quarter of 2015, primarily due to higher limited partnership income and higher equity dividends. Net investment income decreased 4.9% or $32 million to $618 million in the first six months of 2016 from $650 million in the first six months of 2015, primarily due to lower limited partnership income, partially offset by higher fixed income yields and higher equity dividends.
Realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Impairment write-downs	$(42)	$(6)	$(77)	$(18)
Change in intent write-downs	(12)	(28)	(31)	(55)
Net other-than-temporary impairment losses recognized in earnings	(54)	(34)	(108)	(73)
Sales and other	82	77	41	176
Valuation and settlements of derivative instruments	(2)	6	(6)	(26)
Realized capital gains and losses, pre-tax	26	49	(73)	77
Income tax expense	(8)	(18)	27	(28)
Realized capital gains and losses, after-tax	$18	$31	$(46)	$49
Net realized capital gains in the second quarter of 2016 primarily related to net gains on sales of equity securities in connection with ongoing portfolio management, partially offset by impairment write-downs of equity securities and limited partnerships. Net realized capital losses in the first six months of 2016 primarily related to impairment and change in intent write-downs of equity securities, partially offset by net gains on sales. The net gains on sales in second quarter 2016 were partially offset by net losses on sales in first quarter 2016 in connection with reducing our exposure to the energy, metals and mining sectors.

ALLSTATE FINANCIAL HIGHLIGHTS

•
Net income applicable to common shareholders was $116 million and $184 million in the second quarter and first six months of 2016, respectively, compared to $179 million and $362 million in the second quarter and first six months of 2015, respectively.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $561 million in the second quarter of 2016, an increase of 5.3% from $533 million in the second quarter of 2015, and $1.12 billion in the first six months of 2016, an increase of 5.3% from $1.07 billion in the first six months of 2015.

•
Investments totaled $37.76 billion as of June 30, 2016, reflecting an increase of $968 million from $36.79 billion as of December 31, 2015. Net investment income decreased 11.0% to $435 million in the second quarter of 2016 and 12.2% to $854 million in the first six months of 2016 from $489 million and $973 million in the second quarter and first six months of 2015, respectively.

•
Net realized capital gains totaled zero in the second quarter of 2016 compared to $59 million in the second quarter of 2015. Net realized capital losses totaled $49 million in the first six months of 2016 compared to net realized capital gains of $170 million in the first six months of 2015.

•	Contractholder funds totaled $20.85 billion as of June 30, 2016, reflecting a decrease of $450 million from $21.30 billion as of December 31, 2015.
ALLSTATE FINANCIAL SEGMENT
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Life and annuity premiums and contract charges	$564	$536	$1,130	$1,073
Net investment income	435	489	854	973
Realized capital gains and losses	—	59	(49)	170
Total revenues	999	1,084	1,935	2,216

Costs and expenses
Life and annuity contract benefits	(454)	(446)	(909)	(887)
Interest credited to contractholder funds	(185)	(185)	(375)	(384)
Amortization of DAC	(69)	(65)	(142)	(135)
Operating costs and expenses	(121)	(118)	(244)	(241)
Restructuring and related charges	(1)	(2)	(1)	(2)
Total costs and expenses	(830)	(816)	(1,671)	(1,649)

Gain (loss) on disposition of operations	1	1	3	(1)
Income tax expense	(54)	(90)	(83)	(204)
Net income applicable to common shareholders	$116	$179	$184	$362

Life insurance	$67	$68	$126	$123
Accident and health insurance	23	23	41	48
Annuities and institutional products	26	88	17	191
Net income applicable to common shareholders	$116	$179	$184	$362

Allstate Life	$61	$63	$118	$116
Allstate Benefits	29	28	49	55
Allstate Annuities	26	88	17	191
Net income applicable to common shareholders	$116	$179	$184	$362

Investments as of June 30			$37,760	$37,798
Net income applicable to common shareholders was $116 million in the second quarter of 2016 compared to $179 million in the second quarter of 2015. The decrease was primarily due to lower net realized capital gains and lower net investment income, partially offset by higher premiums and contract charges. Net income applicable to common shareholders was $184 million in the first six months of 2016 compared to $362 million in the first six months of 2015. The decrease was primarily due to net realized capital losses in the first six months of 2016 compared to net realized capital gains in the first six months of 2015 and lower net investment income, partially offset by higher premiums and contract charges. The decreases in net income in both periods were primarily concentrated in Allstate Annuities.
Analysis of revenues Total revenues decreased 7.8% or $85 million in the second quarter of 2016 compared to the second quarter of 2015, primarily due to lower net realized capital gains and lower net investment income, partially offset by higher premiums and contract charges. Total revenues decreased 12.7% or $281 million in the first six months of 2016 compared to the first six months of 2015, primarily due to net realized capital losses in the first six months of 2016 compared to net realized capital gains in the first six months of 2015 and lower net investment income, partially offset by higher premiums and contract charges.
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
The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Underwritten products
Traditional life insurance premiums	$130	$124	$260	$248
Accident and health insurance premiums	1	—	1	1
Interest-sensitive life insurance contract charges	179	180	361	360
Subtotal – Allstate Life	310	304	622	609
Traditional life insurance premiums	9	7	17	15
Accident and health insurance premiums	213	195	429	390
Interest-sensitive life insurance contract charges	29	27	56	53
Subtotal – Allstate Benefits	251	229	502	458
Total underwritten products	561	533	1,124	1,067

Annuities
Immediate annuities with life contingencies premiums	—	—	—	—
Other fixed annuity contract charges	3	3	6	6
Total – Allstate Annuities	3	3	6	6

Life and annuity premiums and contract charges (1)	$564	$536	$1,130	$1,073
____________________

(1)
Contract charges related to the cost of insurance totaled $140 million and $138 million for the second quarter of 2016 and 2015, respectively, and $281 million and $276 million in the first six months of 2016 and 2015, respectively.

Total premiums and contract charges increased 5.2% or $28 million and 5.3% or $57 million in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. The increase for Allstate Life primarily relates to increased traditional life insurance renewal premiums as well as lower traditional life reinsurance ceded. The 9.6% increase in both periods for Allstate Benefits primarily relates to growth in critical illness, accident and hospital indemnity products.

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Contractholder funds, beginning balance	$21,092	$22,267	$21,295	$22,529

Deposits
Interest-sensitive life insurance	251	253	503	502
Fixed annuities	40	53	84	104
Total deposits	291	306	587	606

Interest credited	184	185	373	384

Benefits, withdrawals, maturities and other adjustments
Benefits	(225)	(285)	(477)	(558)
Surrenders and partial withdrawals	(300)	(303)	(545)	(608)
Maturities of and interest payments on institutional products	—	(1)	—	(1)
Contract charges	(206)	(203)	(412)	(406)
Net transfers from separate accounts	1	2	2	3
Other adjustments (1)	8	—	22	19
Total benefits, withdrawals, maturities and other adjustments	(722)	(790)	(1,410)	(1,551)
Contractholder funds, ending balance	$20,845	$21,968	$20,845	$21,968
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

Contractholder funds decreased 1.2% and 2.1% in the second quarter and first six months of 2016, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We stopped offering new deferred fixed annuities beginning January 1, 2014, but still accept additional deposits on existing contracts.
Contractholder deposits decreased 4.9% and 3.1% in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, primarily due to lower additional deposits on fixed annuities.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 1.0% to $300 million in the second quarter of 2016 and 10.4% to $545 million in the first six months of 2016 from $303 million and $608 million in the second quarter and first six months of 2015, respectively, due to decreases in fixed annuities. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.4% in the first six months of 2016 compared to 6.7% in the first six months of 2015. The contractholder funds balances by product are disclosed later in this section.

Net investment income is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed income securities	$288	$338	$572	$682
Equity securities	14	8	22	13
Mortgage loans	50	54	100	105
Limited partnership interests	66	73	129	145
Short-term investments	1	1	3	1
Other	33	28	63	55
Investment income, before expense	452	502	889	1,001
Investment expense	(17)	(13)	(35)	(28)
Net investment income	$435	$489	$854	$973

Allstate Life	$118	$120	$238	$241
Allstate Benefits	18	18	36	36
Allstate Annuities	299	351	580	696
Net investment income	$435	$489	$854	$973
Net investment income decreased 11.0% or $54 million to $435 million in the second quarter of 2016 and 12.2% or $119 million to $854 million in the first six months of 2016 from $489 million and $973 million in the second quarter and first six months of 2015, respectively, primarily due to lower fixed income portfolio yields and lower average investment balances. The average annualized pre-tax investment yields were 5.0% and 4.9% in the second quarter and first six months of 2016, respectively, compared to 5.6% and 5.5% in the second quarter and first six months of 2015, respectively. During the third quarter of 2015, approximately $2 billion of longer duration fixed income securities were sold. Proceeds from these sales were initially reinvested in shorter duration fixed income and public equity securities. We expect to increase the portfolio allocation to performance-based investments over time. These investments primarily support our immediate annuity liabilities and are intended to improve our long-term economic results. Since June 30, 2015, the carrying value of performance-based investments and market-based equity securities have increased by $1.26 billion to $4.25 billion. The increase is expected to reach $2 billion by the end of 2018. The carrying value will vary from period to period and reflect amounts invested, cash distributions received from investments and changes in valuation of the underlying investments.
Realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Impairment write-downs	$(18)	$(5)	$(42)	$(12)
Change in intent write-downs	(4)	(4)	(7)	(7)
Net other-than-temporary impairment losses recognized in earnings	(22)	(9)	(49)	(19)
Sales and other	21	69	4	186
Valuation and settlements of derivative instruments	1	(1)	(4)	3
Realized capital gains and losses, pre-tax	—	59	(49)	170
Income tax (expense) benefit	—	(21)	17	(60)
Realized capital gains and losses, after-tax	$—	$38	$(32)	$110

Allstate Life	$(2)	$10	$(10)	$12
Allstate Benefits	—	—	(3)	—
Allstate Annuities	2	28	(19)	98
Realized capital gains and losses, after-tax	$—	$38	$(32)	$110
Net realized capital gains were zero in the second quarter of 2016 primarily due to net gains on sales of equity securities in connection with ongoing portfolio management offset by impairment write-downs of equity securities. Net realized capital losses in the first six months of 2016 primarily related to impairment write-downs of equity securities, partially offset by net gains on sales. The net gains on sales in second quarter 2016 were partially offset by net losses on sales in first quarter 2016 in connection with reducing our exposure to the energy, metals and mining sectors.

Analysis of costs and expenses Total costs and expenses increased 1.7% or $14 million in the second quarter of 2016 compared to the second quarter of 2015, primarily due to higher contract benefits and higher amortization of DAC. Total costs and expenses increased 1.3% or $22 million in the first six months of 2016 compared to the first six months of 2015, primarily due to higher contract benefits and higher amortization of DAC, partially offset by lower interest credited to contractholder funds.
Life and annuity contract benefits increased 1.8% or $8 million in the second quarter of 2016 and 2.5% or $22 million in the first six months of 2016 compared to the same periods of 2015, primarily due to higher claim experience and growth at Allstate Benefits, and unfavorable immediate annuity mortality experience, partially offset by favorable life insurance mortality experience.
In 2015, we initiated a mortality study for our structured settlement annuities with life contingencies (a type of immediate fixed annuities), which is estimated to be completed in 2016. The study thus far indicates that annuitants may be living longer and receiving benefits for a longer period than originally estimated. A substantial portion of the structured settlement annuity business includes annuitants with severe injuries or other health impairments which significantly reduced their life expectancy at the time the annuity was issued. Medical advances and access to medical care may be favorably impacting mortality rates. The preliminary results of the study were considered in the premium deficiency and profits followed by losses evaluations as of June 30, 2016 and December 31, 2015, and no adjustments were recognized. We anticipate that mortality and investment and reinvestment yields are the factors that would be most likely to require premium deficiency or profits followed by losses adjustments.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $129 million and $257 million in the second quarter and first six months of 2016, respectively, compared to $127 million and $256 million in the second quarter and first six months of 2015, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Life insurance	$78	$59	$153	$122
Accident and health insurance	(2)	(3)	(2)	(4)
Subtotal – Allstate Life	76	56	151	118
Life insurance	7	6	12	11
Accident and health insurance	110	100	215	208
Subtotal – Allstate Benefits	117	106	227	219
Allstate Annuities	(25)	(17)	(42)	(38)
Total benefit spread	$168	$145	$336	$299
Benefit spread increased 15.9% or $23 million in the second quarter of 2016 and 12.4% or $37 million in the first six months of 2016 compared to the same periods of 2015. The Allstate Life benefit spread increased primarily due to favorable life insurance mortality experience and higher life insurance premiums. The Allstate Benefits benefit spread increased primarily due to growth in business in force, partially offset by higher claim experience.
Interest credited to contractholder funds in the second quarter of 2016 was comparable to the second quarter of 2015. Interest credited to contractholder funds decreased 2.3% or $9 million in the first six months of 2016 compared to the same period of 2015, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $6 million in second quarter 2016 compared to a decrease of $6 million in second quarter 2015, and increased interest credited to contractholder funds by $12 million in the first six months of 2016 compared to an increase of $1 million in the first six months of 2015.
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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Life insurance	$26	$30	$58	$61
Accident and health insurance	2	1	3	3
Net investment income on investments supporting capital	19	19	36	39
Subtotal – Allstate Life	47	50	97	103
Life insurance	3	3	5	5
Accident and health insurance	2	3	5	5
Net investment income on investments supporting capital	3	4	7	8
Subtotal – Allstate Benefits	8	10	17	18
Annuities and institutional products	35	77	52	146
Net investment income on investments supporting capital	37	34	68	67
Subtotal – Allstate Annuities	72	111	120	213
Investment spread before valuation changes on embedded derivatives that are not hedged	127	171	234	334
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(6)	6	(12)	(1)
Total investment spread	$121	$177	$222	$333
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 25.7% or $44 million in the second quarter of 2016 and 29.9% or $100 million in the first six months of 2016 compared to the same periods of 2015, primarily due to lower net investment income at Allstate Annuities and relatively comparable credited interest.
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

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2016	2015	2016	2015	2016	2015
Interest-sensitive life insurance	4.8%	5.1%	3.9%	3.9%	0.9%	1.2%
Deferred fixed annuities and institutional products	4.2	4.4	2.8	2.8	1.4	1.6
Immediate fixed annuities with and without life contingencies	6.5	7.5	5.8	5.9	0.7	1.6
Investments supporting capital, traditional life and other products	3.9	4.1	n/a	n/a	n/a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2016	2015	2016	2015	2016	2015
Interest-sensitive life insurance	4.9%	5.1%	3.9%	3.9%	1.0%	1.2%
Deferred fixed annuities and institutional products	4.1	4.4	2.8	2.8	1.3	1.6
Immediate fixed annuities with and without life contingencies	6.3	7.4	5.9	5.9	0.4	1.5
Investments supporting capital, traditional life and other products	3.8	4.2	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies for which an investment spread is generated.

($ in millions)	June 30,
	2016	2015
Immediate fixed annuities with life contingencies	$8,657	$8,751
Other life contingent contracts and other	3,558	3,476
Reserve for life-contingent contract benefits	$12,215	$12,227

Interest-sensitive life insurance	$8,016	$7,932
Deferred fixed annuities	9,321	10,329
Immediate fixed annuities without life contingencies	3,141	3,346
Institutional products	85	85
Other	282	276
Contractholder funds	$20,845	$21,968
The following table summarizes reserves and contractholder funds for Allstate Life, Allstate Benefits and Allstate Annuities.

($ in millions)	June 30,
	2016	2015
Allstate Life	$2,538	$2,504
Allstate Benefits	913	883
Allstate Annuities	8,764	8,840
Reserve for life-contingent contract benefits	$12,215	$12,227

Allstate Life	$7,265	$7,181
Allstate Benefits	949	935
Allstate Annuities	12,631	13,852
Contractholder funds	$20,845	$21,968
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$68	$62	$139	$131
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	1	3	3	4
Amortization acceleration (deceleration) for changes in assumptions (“DAC unlocking”)	—	—	—	—
Total amortization of DAC	$69	$65	$142	$135

Allstate Life	$34	$33	$67	$67
Allstate Benefits	34	30	72	66
Allstate Annuities	1	2	3	2
Total amortization of DAC	$69	$65	$142	$135
____________________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 6.2% or $4 million in the second quarter of 2016 and 5.2% or $7 million in the first six months of 2016 compared to the same periods of 2015.

Operating costs and expenses increased 2.5% or $3 million in the second quarter of 2016 and 1.2% or $3 million in the first six months of 2016 compared to the same periods of 2015. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Non-deferrable commissions	$26	$25	$54	$51
General and administrative expenses	83	80	164	164
Taxes and licenses	12	13	26	26
Total operating costs and expenses	$121	$118	$244	$241

Restructuring and related charges	$1	$2	$1	$2

Allstate Life	$54	$53	$110	$111
Allstate Benefits	60	55	119	110
Allstate Annuities	7	10	15	20
Total operating costs and expenses	$121	$118	$244	$241
General and administrative expenses increased 3.8% or $3 million in the second quarter of 2016 compared to the second quarter of 2015. An increase for Allstate Benefits, primarily due to increased employee and professional service costs related to growth, was partially offset by a decrease for Allstate Annuities primarily due to lower anticipated guaranty fund expenses. General and administrative expenses in the first six months of 2016 were comparable to the same period of 2015. Decreases in technology and advertising costs for Allstate Life and Allstate Annuities were offset by an increase for Allstate Benefits primarily due to increased employee, professional service and technology costs related to growth.
Income tax expense in first quarter 2015 included $17 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects.

INVESTMENTS HIGHLIGHTS

•	Investments totaled $79.69 billion as of June 30, 2016, increasing from $77.76 billion as of December 31, 2015.

•	Unrealized net capital gains totaled $2.70 billion as of June 30, 2016, increasing from $1.03 billion as of December 31, 2015.

•
Net investment income was $762 million in the second quarter of 2016, a decrease of 3.4% from $789 million in the second quarter of 2015, and $1.49 billion in the first six months of 2016, a decrease of 8.9% from $1.64 billion in the first six months of 2015.

•
Net realized capital gains were $24 million in the second quarter of 2016 compared to $108 million in the second quarter of 2015. Net realized capital losses were $125 million in the first six months of 2016 compared to net realized capital gains of $247 million in the first six months of 2015.

INVESTMENTS
Portfolio composition by reporting segment The composition of the investment portfolios by reporting segment as of June 30, 2016 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$29,751	75.0%	$26,171	69.3%	$2,207	98.3%	$58,129	72.9%
Equity securities (2)	3,632	9.1	1,630	4.3	3	0.1	5,265	6.6
Mortgage loans	313	0.8	4,140	11.0	—	—	4,453	5.6
Limited partnership interests (3)	2,842	7.2	2,564	6.8	1	—	5,407	6.8
Short-term investments (4)	1,619	4.1	1,197	3.2	34	1.6	2,850	3.6
Other	1,532	3.8	2,058	5.4	—	—	3,590	4.5
Total	$39,689	100.0%	$37,760	100.0%	$2,245	100.0%	$79,694	100.0%
____________________

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $29.26 billion, $24.36 billion, $2.16 billion and $55.77 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $3.34 billion, $1.58 billion, $3 million and $4.92 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(3)
We have commitments to invest in additional limited partnership interests totaling $1.49 billion, $1.33 billion and $2.82 billion for Property-Liability, Allstate Financial, and in Total, respectively.

(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $1.62 billion, $1.20 billion, $34 million and $2.85 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(5)	Balances reflect the elimination of related party investments between segments.
Investments totaled $79.69 billion as of June 30, 2016, increasing from $77.76 billion as of December 31, 2015, primarily due to higher fixed income valuations resulting from a decrease in risk-free interest rates and tighter credit spreads and positive operating cash flows, partially offset by common share repurchases, net reductions in contractholder funds and dividends paid to shareholders.
The Property-Liability investment portfolio totaled $39.69 billion as of June 30, 2016, increasing from $38.48 billion as of December 31, 2015, primarily due to higher fixed income valuations and positive operating cash flows, partially offset by dividends paid by Allstate Insurance Company (“AIC”) to The Allstate Corporation (the “Corporation”).
The Allstate Financial investment portfolio totaled $37.76 billion as of June 30, 2016, increasing from $36.79 billion as of December 31, 2015, primarily due to higher fixed income valuations, partially offset by net reductions in contractholder funds.
The Corporate and Other investment portfolio totaled $2.25 billion as of June 30, 2016, decreasing from $2.49 billion as of December 31, 2015, primarily due to common share repurchases and dividends paid to shareholders, partially offset by dividends paid by AIC to the Corporation.
Portfolio composition by investment strategy
We utilize four high level strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change or assets may move between strategies.
Market-Based Core strategy seeks to deliver predictive earnings aligned to business needs through investments primarily in public fixed income and equity securities. Private fixed income assets, such as commercial mortgages, bank loans and privately placed debt are also included in this category. As of June 30, 2016, 82% of the total portfolio follows this strategy with 85% in fixed income securities and mortgage loans and 7% in equity securities.
Market-Based Active strategy seeks to outperform within the public markets through tactical positioning and by taking advantage of short-term opportunities. This strategy may generate results that meaningfully deviate from those achieved by market indices, both favorably and unfavorably. The portfolio primarily includes public fixed income and equity securities. As of June 30, 2016, 11% of the total portfolio follows this strategy with 82% in fixed income securities and 10% in equity securities.
Performance-Based Long-Term (“PBLT”) strategy seeks to deliver attractive risk-adjusted returns over a longer horizon. The achieved return is a function of both general market conditions and the performance of the underlying assets or businesses. The portfolio, which primarily includes private equity, real estate, infrastructure, timber and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and may offer the potential to add value through transformation at the company or property level. As of June 30, 2016, 7% of the total portfolio follows this strategy with 89% in limited partnership interests.
Performance-Based Opportunistic strategy seeks to earn attractive returns by making investments that involve asset dislocations or special situations, often in private markets.
The following table presents the investment portfolio by strategy as of June 30, 2016.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based Long-Term	Performance-Based Opportunistic
Fixed income securities	$58,129	$50,788	$7,242	$64	$35
Equity securities	5,265	4,334	858	52	21
Mortgage loans	4,453	4,453	—	—	—
Limited partnership interests	5,407	370	—	5,037	—
Short-term investments	2,850	2,264	586	—	—
Other	3,590	2,902	157	505	26
Total	$79,694	$65,111	$8,843	$5,658	$82
% of total		82%	11%	7%	—%

Property-Liability	$39,689	$28,826	$7,774	$3,034	$55
% of Property-Liability		73%	19%	8%	—%
Allstate Financial	$37,760	$34,040	$1,069	$2,624	$27
% of Allstate Financial		90%	3%	7%	—%
Corporate & Other	$2,245	$2,245	$—	$—	$—
% of Corporate & Other		100%	—%	—%	—%

Unrealized net capital gains and losses
Fixed income securities	$2,359	$2,266	$89	$1	$3
Equity securities	341	282	53	3	3
Limited partnership interests	(5)	—	—	(5)	—
Other	2	2	—	—	—
Total	$2,697	$2,550	$142	$(1)	$6

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of June 30, 2016	Percent to total investments	Fair value as of December 31, 2015	Percent to total investments
U.S. government and agencies	$3,523	4.4%	$3,922	5.0%
Municipal	7,818	9.8	7,401	9.5
Corporate	42,700	53.6	41,827	53.8
Foreign government	1,152	1.4	1,033	1.4
Asset-backed securities (“ABS”)	1,726	2.2	2,327	3.0
Residential mortgage-backed securities (“RMBS”)	818	1.0	947	1.2
Commercial mortgage-backed securities (“CMBS”)	368	0.5	466	0.6
Redeemable preferred stock	24	—	25	—
Total fixed income securities	$58,129	72.9%	$57,948	74.5%
As of June 30, 2016, 84.8% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners (“NAIC”), and/or are internally rated. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by investment grade and below investment grade classifications as of June 30, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,523	$122	$—	$—	$3,523	$122
Municipal
Tax exempt	5,179	130	44	(3)	5,223	127
Taxable	2,534	403	61	2	2,595	405
Corporate
Public	25,931	1,166	4,941	(6)	30,872	1,160
Privately placed	8,932	443	2,896	(37)	11,828	406
Foreign government	1,146	61	6	—	1,152	61
ABS
Collateralized debt obligations (“CDO”)	672	(11)	52	(7)	724	(18)
Consumer and other asset-backed securities (“Consumer and other ABS”)	993	6	9	1	1,002	7
RMBS
U.S. government sponsored entities (“U.S. Agency”)	172	8	—	—	172	8
Non-agency	48	(1)	598	63	646	62
CMBS	156	3	212	13	368	16
Redeemable preferred stock	24	3	—	—	24	3
Total fixed income securities	$49,310	$2,333	$8,819	$26	$58,129	$2,359

Property-Liability	$24,463	$499	$5,288	$(3)	$29,751	$496
Allstate Financial	22,719	1,784	3,452	28	26,171	1,812
Corporate & Other	2,128	50	79	1	2,207	51
Total fixed income securities	$49,310	$2,333	$8,819	$26	$58,129	$2,359
Municipal bonds, including tax exempt and taxable securities, totaled $7.82 billion as of June 30, 2016 with an unrealized net capital gain of $532 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Corporate bonds, including publicly traded and privately placed, totaled $42.70 billion as of June 30, 2016, with an unrealized net capital gain of $1.57 billion. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $1.73 billion as of June 30, 2016, with 96.5% rated investment grade and an unrealized net capital loss of $11 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $724 million as of June 30, 2016, with 92.8% rated investment grade and an unrealized net capital loss of $18 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $1.00 billion as of June 30, 2016, with 99.1% rated investment grade. Consumer and other ABS consists of $524 million of consumer auto, $328 million of credit card and $150 million of other ABS with unrealized net capital gains of $1 million, $2 million and $4 million, respectively.
RMBS totaled $818 million as of June 30, 2016, with 26.9% rated investment grade and an unrealized net capital gain of $70 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $646 million as of June 30, 2016, with 7.4% rated investment grade and an unrealized net capital gain of $62 million.
CMBS totaled $368 million as of June 30, 2016, with 42.4% rated investment grade and an unrealized net capital gain of $16 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. Of the CMBS investments, 94.7% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area. The remainder consists of non-traditional CMBS such as privately placed, small balance transactions.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $5.27 billion as of June 30, 2016, with an unrealized net capital gain of $341 million.
Mortgage loans, which are primarily held in the Allstate Financial portfolio, totaled $4.45 billion as of June 30, 2016 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of June 30, 2016.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$1,134	$150	$—	$1,284
Equity method of accounting (“EMA”)	2,699	1,054	370	4,123
Total	$3,833	$1,204	$370	$5,407

Number of managers	116	37	12	165
Number of individual investments	210	80	17	307
Largest exposure to single investment	$167	$89	$203	$203
Unrealized net capital gains totaled $2.70 billion as of June 30, 2016 compared to $1.03 billion as of December 31, 2015. The increase for fixed income securities was primarily due to a decrease in risk-free interest rates and tighter credit spreads. The increase for equity securities was primarily due to the realization of unrealized net capital losses through write-downs, as well as favorable equity market performance, partially offset by the realization of unrealized net capital gains through sales.

The following table presents unrealized net capital gains and losses.

($ in millions)	June 30, 2016	December 31, 2015
U.S. government and agencies	$122	$86
Municipal	532	369
Corporate	1,566	153
Foreign government	61	50
ABS	(11)	(32)
RMBS	70	90
CMBS	16	28
Redeemable preferred stock	3	3
Fixed income securities	2,359	747
Equity securities	341	276
Derivatives	2	6
EMA limited partnerships	(5)	(4)
Unrealized net capital gains and losses, pre-tax	$2,697	$1,025
The unrealized net capital gain for the fixed income portfolio totaled $2.36 billion, comprised of $2.68 billion of gross unrealized gains and $324 million of gross unrealized losses as of June 30, 2016. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $747 million, comprised of $1.71 billion of gross unrealized gains and $960 million of gross unrealized losses as of December 31, 2015.
Gross unrealized gains and losses on fixed income securities by type and sector as of June 30, 2016 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Energy	$2,585	$84	$(67)	$2,602
Consumer goods (cyclical and non-cyclical)	13,654	513	(45)	14,122
Banking	3,254	74	(42)	3,286
Communications	3,209	131	(26)	3,314
Basic industry	1,870	79	(23)	1,926
Utilities	4,899	460	(22)	5,337
Technology	3,263	86	(17)	3,332
Transportation	1,607	113	(14)	1,706
Financial services	2,558	109	(9)	2,658
Capital goods	3,827	173	(8)	3,992
Other	408	17	—	425
Total corporate fixed income portfolio	41,134	1,839	(273)	42,700
U.S. government and agencies	3,401	122	—	3,523
Municipal	7,286	543	(11)	7,818
Foreign government	1,091	61	—	1,152
ABS	1,737	11	(22)	1,726
RMBS	748	81	(11)	818
CMBS	352	23	(7)	368
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$55,770	$2,683	$(324)	$58,129
The consumer goods, utilities and capital goods sectors comprise 33%, 12%, and 9%, respectively, of the carrying value of our corporate fixed income securities portfolio as of June 30, 2016. The energy, consumer goods and banking sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2016. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
Global oil prices and natural gas values have declined significantly from 2014 through the first quarter of 2016. Although values increased during second quarter 2016, they remain volatile. In the fixed income and equity securities tables above and below, oil and natural gas exposure is reflected within the energy sector. Within this sector, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil and natural gas prices return to depressed levels for an extended period, certain issuers and investments may come under duress and result in increased other-than-temporary impairments and unrealized losses in these parts of our investment portfolio.
In the six months ended June 30, 2016, we reduced our corporate fixed income and equity securities that have direct exposure to the energy sector by $1.65 billion of fair value to $2.84 billion. Securities that have direct exposure to the energy sector are presented in the following table.

($ in millions)	June 30, 2016		December 31, 2015
	Fair value (1)	Amortized cost or Cost	Fair value	Amortized cost or Cost
Fixed income securities	$2,602	$2,585	$4,256	$4,549
Equity securities	241	221	235	255
Total (2)	$2,843	$2,806	$4,491	$4,804
_______________

(1)	70% of the corporate fixed income securities with direct exposure to the energy sector were investment grade as of June 30, 2016, compared to 83% as of December 31, 2015.

(2)	In addition, private equity limited partnership interests with exposure to energy totaled approximately $370 million as of June 30, 2016.
Securities with gross unrealized losses that have direct exposure to the energy sector are presented in the following table.

($ in millions)	June 30, 2016		December 31, 2015
	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses
Fixed income securities	$1,072	$(67)	$2,996	$(345)
Equity securities	55	(6)	154	(32)
Total	$1,127	$(73)	$3,150	$(377)
_______________

(1)
Gross unrealized losses on below investment grade corporate fixed income securities with direct exposure to the energy sector totaled $49 million of which $25 million relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of June 30, 2016.

The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of June 30, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Energy	$567	$(18)	$505	$(49)	$1,072	$(67)
Consumer goods (cyclical and non-cyclical)	452	(2)	984	(43)	1,436	(45)
Banking	384	(35)	46	(7)	430	(42)
Communications	38	(1)	561	(25)	599	(26)
Basic industry	108	(5)	189	(18)	297	(23)
Utilities	163	(10)	202	(12)	365	(22)
Technology	248	(6)	255	(11)	503	(17)
Transportation	74	(12)	34	(2)	108	(14)
Financial services	70	(3)	206	(6)	276	(9)
Capital goods	127	(3)	247	(5)	374	(8)
Other	—	—	22	—	22	—
Total corporate fixed income portfolio	2,231	(95)	3,251	(178)	5,482	(273)
U.S. government and agencies	528	—	—	—	528	—
Municipal	77	—	27	(11)	104	(11)
Foreign government	2	—	—	—	2	—
ABS	699	(14)	43	(8)	742	(22)
RMBS	33	(2)	114	(9)	147	(11)
CMBS	10	—	70	(7)	80	(7)
Total fixed income securities	$3,580	$(111)	$3,505	$(213)	$7,085	$(324)

Property-Liability	$2,225	$(23)	$2,147	$(111)	$4,372	$(134)
Allstate Financial	1,304	(88)	1,326	(101)	2,630	(189)
Corporate & Other	51	—	32	(1)	83	(1)
Total fixed income securities	$3,580	$(111)	$3,505	$(213)	$7,085	$(324)

The following table summarizes the fair value and gross unrealized losses for below investment grade corporate fixed income securities by sector and credit rating as of June 30, 2016.

($ in millions)	Less than 12 months
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Energy	$114	$(3)	$101	$(10)	$28	$(11)	$243	$(24)
Consumer goods (cyclical and non-cyclical)	312	(5)	409	(15)	46	(4)	767	(24)
Banking	7	—	—	—	—	—	7	—
Communications	229	(6)	136	(3)	—	—	365	(9)
Basic industry	—	—	9	—	16	(11)	25	(11)
Utilities	29	(1)	127	(7)	22	(1)	178	(9)
Technology	122	(1)	65	(1)	23	(2)	210	(4)
Transportation	—	—	20	(1)	—	—	20	(1)
Financial services	169	(4)	15	(1)	—	—	184	(5)
Capital goods	89	(1)	122	(2)	12	—	223	(3)
Other	—	—	22	—	—	—	22	—
Subtotal	$1,071	$(21)	$1,026	$(40)	$147	$(29)	$2,244	$(90)

	12 months or more
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Energy	$178	$(9)	$56	$(8)	$28	$(8)	$262	$(25)
Consumer goods (cyclical and non-cyclical)	40	(3)	175	(16)	2	—	217	(19)
Banking	39	(7)	—	—	—	—	39	(7)
Communications	71	(5)	88	(6)	37	(5)	196	(16)
Basic industry	162	(4)	—	—	2	(3)	164	(7)
Utilities	9	(1)	1	(1)	14	(1)	24	(3)
Technology	42	(6)	—	—	3	(1)	45	(7)
Transportation	14	(1)	—	—	—	—	14	(1)
Financial services	22	(1)	—	—	—	—	22	(1)
Capital goods	3	—	21	(2)	—	—	24	(2)
Other	—	—	—	—	—	—	—	—
Subtotal	$580	$(37)	$341	$(33)	$86	$(18)	$1,007	$(88)

Total	$1,651	$(58)	$1,367	$(73)	$233	$(47)	$3,251	$(178)
Of the unrealized losses on below investment grade corporate fixed income securities, 49.4% or $88 million relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of June 30, 2016. Unrealized losses were concentrated in the energy, consumer goods and communications sectors.
The unrealized net capital gain for the equity portfolio totaled $341 million, comprised of $506 million of gross unrealized gains and $165 million of gross unrealized losses as of June 30, 2016. This is compared to an unrealized net capital gain for the equity portfolio totaling $276 million, comprised of $415 million of gross unrealized gains and $139 million of gross unrealized losses as of December 31, 2015.

Gross unrealized gains and losses on equity securities by sector as of June 30, 2016 are provided in the table below.

($ in millions)	Cost	Gross unrealized		Fair value
		Gains	Losses
Consumer goods (cyclical and non-cyclical)	$1,188	$141	$(50)	$1,279
Banking	343	42	(42)	343
Financial services	262	26	(22)	266
Technology	435	52	(12)	475
Communications	239	25	(10)	254
Capital goods	367	37	(7)	397
Energy	221	26	(6)	241
Basic industry	142	20	(6)	156
Transportation	70	10	(4)	76
Real estate	103	11	(4)	110
Utilities	119	19	(1)	137
Funds	1,435	97	(1)	1,531
Total equity securities	$4,924	$506	$(165)	$5,265
Within the equity portfolio, the unrealized losses were primarily concentrated in the consumer goods, banking and financial services sectors. The unrealized losses were company and sector specific.
On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which they voted to leave the European Union. The vote is expected to be followed by the formal process of withdrawal under Article 50 of the Lisbon Treaty that, once invoked, would take place over a period of up to two years. Prior to the vote, we reduced our direct and counterparty exposure to the European banking and financial services sectors and repositioned global equity exposure in our market-based strategies. The majority of our investments with U.K. and European credit exposure are in multinational public companies with global revenue sources that are diversified across region and sector. As of June 30, 2016, the fair value of our fixed income and equity securities with direct exposure to the U.K. and other countries in the European Union was approximately $1.52 billion and $2.52 billion, respectively, with net unrealized capital gains of $27 million and $46 million, respectively. In addition, we have limited partnerships with exposure to the U.K. and other countries in Europe of approximately $242 million and $604 million, respectively, that are typically more sensitive to local economic conditions. Significant uncertainty exists as the U.K.’s exit from the European Union will be a multi-year process and impacts on the global economy are difficult to predict. We expect the impact on the Company to be immaterial.
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed income securities	$520	$567	$1,038	$1,135
Equity securities	44	31	72	54
Mortgage loans	53	57	106	112
Limited partnership interests	126	118	247	316
Short-term investments	3	3	7	4
Other	57	49	108	94
Investment income, before expense	803	825	1,578	1,715
Investment expense	(41)	(36)	(85)	(76)
Net investment income	$762	$789	$1,493	$1,639

Market-Based Core	$595	$640	$1,176	$1,269
Market-Based Active	67	52	128	102
Performance-Based Long-Term	138	130	269	339
Performance-Based Opportunistic	3	3	5	5
Investment income, before expense	$803	$825	$1,578	$1,715
Net investment income decreased 3.4% or $27 million in the second quarter of 2016 compared to the second quarter of 2015, primarily due to lower fixed income yields. Net investment income decreased 8.9% or $146 million in the first six months of 2016 compared to the first six months of 2015, primarily due to lower fixed income yields and lower limited partnership income. Net investment income in the second quarter and first six months of 2016 includes $17 million and $21 million, respectively, related to prepayment fee income compared to $19 million and $34 million in the second quarter and first six months of 2015, respectively. Prepayment fee income may vary significantly from period to period.

Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Impairment write-downs	$(63)	$(11)	$(122)	$(30)
Change in intent write-downs	(16)	(32)	(38)	(62)
Net other-than-temporary impairment losses recognized in earnings	(79)	(43)	(160)	(92)
Sales and other	104	146	45	362
Valuation and settlements of derivative instruments	(1)	5	(10)	(23)
Realized capital gains and losses, pre-tax	24	108	(125)	247
Income tax (expense) benefit	(7)	(39)	46	(88)
Realized capital gains and losses, after-tax	$17	$69	$(79)	$159

Market-Based Core	$13	$63	$(78)	$121
Market-Based Active	39	48	(8)	121
Performance-Based Long-Term	(27)	(5)	(38)	3
Performance-Based Opportunistic	(1)	2	(1)	2
Realized capital gains and losses, pre-tax	$24	$108	$(125)	$247
Impairment write-downs are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed income securities	$(3)	$(4)	$(19)	$(9)
Equity securities	(35)	(4)	(90)	(13)
Limited partnership interests	(24)	—	(11)	(5)
Other investments	(1)	(3)	(2)	(3)
Impairment write-downs	$(63)	$(11)	$(122)	$(30)
Impairment write-downs on fixed income securities for the three and six months ended June 30, 2016 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to investments with exposure to the energy sector. The six month period ended June 30, 2016 also included the recovery in value of a limited partnership that was previously written-down. Impairment write-downs in the above table include $38 million and $75 million related to investments with exposure to the energy sector in the three and six months ended June 30, 2016, respectively.
Change in intent write-downs totaled $16 million and $38 million in the three and six months ended June 30, 2016, respectively, and primarily relate to $1.5 billion of equity securities as of June 30, 2016 that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio. For certain equity securities managed by third parties, we do not retain decision making authority as it pertains to selling securities that are in an unrealized loss position and therefore we recognize any unrealized loss at the end of the period through a charge to earnings. As of June 30, 2016, these holdings totaled $47 million and we recognized change in intent write-downs of zero and $1 million in the three and six months ended June 30, 2016, respectively.
Sales and other generated $104 million and $45 million of net realized capital gains in the three and six months ended June 30, 2016. Sales in second quarter 2016 primarily included sales of equity securities in connection with ongoing portfolio management. Sales in first quarter 2016 included $105 million of losses on $1.90 billion of sales to reduce our exposure to the energy, metals and mining sectors.
Valuation and settlements of derivative instruments generated a net realized capital loss of $1 million for the three months ended June 30, 2016, primarily comprised of losses on equity futures used for risk management due to increases in equity indices, partially offset by gains on foreign currency contracts due to the strengthening of the U.S. Dollar. Valuation and settlements of derivative instruments generated net realized capital losses of $10 million for the six months ended June 30, 2016, primarily comprised of losses on equity futures used for risk management due to increases in equity indices and losses on credit default swaps due to the tightening of credits spreads on the underlying credit names.

Performance-based long-term investments primarily include private equity, real estate, infrastructure, timber and agriculture-related assets and are materially reflected through our limited partnership investments.
The following table presents investment income for PBLT investments.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Limited partnerships
Private equity (1)	$113	$113	$198	$193
Real estate	12	10	45	133
Timber and agriculture-related	1	—	4	—
PBLT - limited partnerships (2)	126	123	247	326

Other
Private equity	1	—	1	—
Real estate	8	5	16	9
Timber and agriculture-related	3	2	5	4
PBLT - other	12	7	22	13

Total
Private equity	114	113	199	193
Real estate	20	15	61	142
Timber and agriculture-related	4	2	9	4
Total PBLT	$138	$130	$269	$339

Property-Liability	$67	$54	$132	$189
Allstate Financial	71	76	137	150
Total PBLT	$138	$130	$269	$339

Asset level operating expenses (3)	$(8)	$(5)	$(16)	$(11)
______________________________

(1)	Includes infrastructure.

(2)
Other limited partnership interests are located in the market-based core investing strategy and are not included in the performance-based long-term table above. Investment income was zero and $(5) million in the second quarter of 2016 and 2015, respectively, and zero and $(10) million in the first six months of 2016 and 2015, respectively, for these limited partnership interests.

(3)	When calculating the pre-tax yields, asset level operating expenses are netted against income for directly held real estate, timber and other consolidated investments.
PBLT investments produced investment income of $138 million and $269 million in the second quarter and first six months of 2016, respectively, compared to $130 million and $339 million in the second quarter and first six months of 2015, respectively. The increase in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to increased valuations on infrastructure and an increase in income from real estate investments. The decrease in the first six months of 2016 compared to the first six months of 2015 was primarily due to a decrease in income from real estate investments as a result of lower appreciation.

The following table presents realized capital gains and losses for PBLT investments.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Limited partnerships
Private equity	$(20)	$(3)	$(8)	$6
Real estate	—	—	1	(2)
Timber and agriculture-related	—	—	—	—
PBLT - limited partnerships (1)	(20)	(3)	(7)	4

Other
Private equity	(7)	(1)	(32)	(1)
Real estate	—	(1)	1	(1)
Timber and agriculture-related	—	—	—	1
PBLT - other	(7)	(2)	(31)	(1)

Total
Private equity	(27)	(4)	(40)	5
Real estate	—	(1)	2	(3)
Timber and agriculture-related	—	—	—	1
Total PBLT	$(27)	$(5)	$(38)	$3

Property-Liability	$(19)	$(3)	$(27)	$1
Allstate Financial	(8)	(2)	(11)	2
Total PBLT	$(27)	$(5)	$(38)	$3
______________________________

(1)
Other limited partnership interests are located in the market-based core investing strategy and are not included in the performance-based long-term table above. Realized capital gains and losses were $7 million and zero in the second quarter of 2016 and 2015, respectively, and $20 million and $(1) million in the first six months of 2016 and 2015, respectively, for these limited partnership interests.

Realized capital losses on PBLT investments were $27 million and $38 million in the second quarter and first six months of 2016, respectively, compared to realized capital losses of $5 million in the second quarter of 2015 and realized capital gains of $3 million in the first six months of 2015, respectively. Second quarter 2016 included impairment write-downs on certain investments with exposure to the energy sector. The first six months of 2016 included impairment write-downs on certain investments with exposure to the energy sector, partially offset by the recovery in value of a limited partnership that was previously written-down.
Economic conditions and equity market performance are reflected in PBLT investment results, and we continue to expect this income to vary significantly between periods.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•	Shareholders’ equity as of June 30, 2016 was $20.55 billion, an increase of 2.6% from $20.03 billion as of December 31, 2015.

•
On January 4, 2016 and April 1, 2016, we paid common shareholder dividends of $0.30 and $0.33, respectively. On May 24, 2016, we declared a common shareholder dividend of $0.33 payable on July 1, 2016. On July 14, 2016, we declared a common shareholder dividend of $0.33 payable on October 3, 2016.

•
In May 2016, the Board authorized a new $1.5 billion common share repurchase program that is expected to be completed by November 2017; as of June 30, 2016, there was $1.2 billion remaining on this program. In April 2016, we completed the $3 billion common share repurchase program that commenced in March 2015.

•
On June 1, 2016, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with Barclays Bank PLC (“Barclays”) and Barclays Capital Inc., as Barclays’ agent, to purchase $350 million of our outstanding common stock.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources.

($ in millions)	June 30, 2016	December 31, 2015
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$20,258	$20,780
Accumulated other comprehensive income (loss)	295	(755)
Total shareholders’ equity	20,553	20,025
Debt	5,109	5,124
Total capital resources	$25,662	$25,149
Ratio of debt to shareholders’ equity	24.9%	25.6%
Ratio of debt to capital resources	19.9%	20.4%
Shareholders’ equity increased in the first six months of 2016, primarily due to increased unrealized net capital gains on investments and net income, partially offset by common share repurchases and dividends paid to shareholders. In the six months ended June 30, 2016, we paid dividends of $240 million and $58 million related to our common and preferred shares, respectively.
Capital resources comprise shareholders’ equity, including preferred stock, and debt, including subordinated debt. As of June 30, 2016, capital resources include 6.8% or $1.75 billion of preferred stock and 7.9% or $2.02 billion of subordinated debt.
Common share repurchases As of June 30, 2016, there was $1.2 billion remaining on the common share repurchase program.
In May 2016, the Board authorized a new $1.5 billion common share repurchase program that is expected to be completed by November 2017. In April 2016, we completed the $3 billion common share repurchase program that commenced in March 2015.
On June 1, 2016, we entered into an ASR Agreement with Barclays to purchase $350 million of our outstanding common stock.
During the second quarter of 2016, we repurchased 1.2 million common shares for $82 million in the market. During the first six months of 2016, we repurchased 8.4 million common shares for $532 million in the market. Under the ASR Agreement, we paid $350 million upfront and initially acquired 4.4 million shares. The actual number of shares we repurchase under the ASR Agreement, and the average price paid per share, will be determined at the completion of the ASR Agreement based on the volume weighted average price of Allstate’s common stock during the period of Barclays’ purchases, which will end on or before September 23, 2016.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. The preferred stock and subordinated debentures are viewed as having a common equity component by certain rating agencies and are given equity credit up to a pre-determined limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock. In April 2016, A.M. Best affirmed The Allstate Corporation’s debt and short-term issuer ratings of a- and AMB-1, respectively, and the insurance financial strength ratings of A+ for AIC and Allstate Life Insurance Company (“ALIC”). The outlook for the ratings remained stable. The insurance financial strength rating of Allstate Assurance Company (“AAC”) was upgraded to A+ from A. The outlook for the rating was revised to stable from positive. In July 2016, S&P affirmed The Allstate Corporation’s debt and short-term issuer ratings of A- and A-1, respectively, and the insurance financial strength ratings of AA- for AIC and A+ for ALIC. The outlook for the ratings remained stable. There have been no changes to our ratings from Moody’s since December 31, 2015.
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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $2.46 billion as of June 30, 2016 comprising cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. This provides funds for the parent company’s fixed charges and other corporate purposes.
In the first six months of 2016, AIC paid dividends totaling $1.09 billion to its parent, Allstate Insurance Holdings, LLC (“AIH”), which then paid $1.09 billion of dividends to the Corporation.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of June 30, 2016, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first six months of 2016, we did not defer interest payments on the subordinated debentures.
In connection with the Series A 6.50% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 and the Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (together the “Debentures”), the Corporation entered into replacement capital covenants (“RCCs”) for the benefit of the holders of one or more other designated series of the Corporation’s indebtedness (the “Covered Debt”). On May 15, 2016, a Redesignation Date occurred in accordance with such RCCs. As a result, the Corporation’s 6.75% Senior Debentures due 2018 were no longer the Covered Debt under the RCCs, and the Corporation designated its 7.45% Senior Notes due 2019 as the new Covered Debt. For further information, see Note 12 of our Annual Report on Form 10-K for 2015.
Additional borrowings to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of June 30, 2016, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. In April 2016, we extended the maturity date of this facility to April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 12.2% as of June 30, 2016. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the second quarter or the first six months of 2016.

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission on April 30, 2015. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 529 million shares of treasury stock as of June 30, 2016), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $20.85 billion as of June 30, 2016. The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2016.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,332	16.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,433	26.1
Market value adjustments (2)	1,749	8.4
Subject to discretionary withdrawal without adjustments (3)	10,331	49.5
Total contractholder funds (4)	$20,845	100.0%
_______________

(1)	Includes $1.90 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.15 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $821 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.4% and 6.7% in the first six months of 2016 and 2015, respectively. Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
The following table summarizes consolidated cash flow activities by segment for the six months ended June 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$1,265	$1,187	$191	$199	$(98)	$(83)	$1,358	$1,303
Investing activities	(550)	628	332	405	394	21	176	1,054
Financing activities	41	43	(478)	(627)	(1,146)	(1,625)	(1,583)	(2,209)
Net (decrease) increase in consolidated cash							$(49)	$148
_______________
(1)    Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.
Property-Liability Higher cash provided by operating activities in the first six months of 2016 compared to the first six months of 2015 was primarily due to increased premiums and lower tax payments, partially offset by higher claims payments.
Cash used in investing activities in the first six months of 2016 compared to cash provided by investing activities in the first six months of 2015 was primarily the result of decreased sales of fixed income securities and increased purchases of equity securities, partially offset by decreased purchases of fixed income securities.

Allstate Financial Lower cash provided by operating activities in the first six months of 2016 compared to the first six months of 2015 was primarily due to lower net investment income, partially offset by lower tax payments.
Lower cash provided by investing activities in the first six months of 2016 compared to the first six months of 2015 was the result of less cash used in financing activities due to decreased contractholder fund disbursements.
Lower cash used in financing activities in the first six months of 2016 compared to the first six months of 2015 was primarily due to decreased contractholder benefits and withdrawals on fixed annuities.
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
RECENT DEVELOPMENTS
U.S. Department of Labor Fiduciary Standard Rule. In April 2016, the U.S. Department of Labor issued a regulation that will expand the range of activities that would be considered to be “investment advice” and establish a new framework for determining whether a person is a fiduciary when mutual funds, variable and indexed annuities, or variable life are sold in connection with an Individual Retirement Account or an employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended. The regulation could have an impact on the non-proprietary products provided by Allstate agencies and Allstate’s broker-dealer, Allstate Financial Services, LLC, their sales processes and volumes, and producer compensation arrangements. Allstate does not currently sell proprietary annuities or proprietary variable life sold in connection with Individual Retirement Accounts or covered under the Employee Retirement Income Security Act of 1974. Products that we previously offered and continue to have in force, such as indexed annuities, could also be impacted by the regulation. The regulation will add costs and litigation exposure. The financial impact to Allstate is expected to be immaterial. Compliance of certain components of the rule is required by April 10, 2017 and full compliance is required by January 1, 2018.
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
In November 2015, pursuant to Dodd-Frank, Treasury and USTR notified Congress that they were formally initiating negotiations on a covered agreement with the EU addressing: permanent equivalence treatment of the U.S. regulatory system by the EU; confidential sharing of information across jurisdictions; and uniform treatment of EU-based reinsurers operating in the U.S., including with respect to reinsurance collateral. Allstate is a major purchaser of reinsurance coverage from foreign reinsurers, and any retroactive change to foreign reinsurer collateral requirements reached under a covered agreement may impact Allstate’s reinsurance recoveries on previously ceded claims. In the absence of an equivalence determination by the EU, U.S. based insurers with subsidiaries in the EU may be required to comply with European group capital and group supervision requirements for their U.S. operations. Once effective, such a covered agreement would pre-empt state laws relating to reinsurance collateral if state laws “result in less favorable treatment of a non-United States insurer domiciled in a foreign jurisdiction that is subject to a covered agreement than a United States insurer domiciled, licensed, or otherwise admitted in that State.”
U.S. and EU representatives met to discuss a future bilateral covered agreement relating to prudential insurance and reinsurance measures periodically this year. Both sides agreed to continue in good faith to pursue a covered agreement on matters relating to group supervision, exchange of confidential information between supervisory authorities on both sides, and reinsurance supervision, including collateral.
On June 23, 2016, the UK held a referendum in which they voted to leave the EU. The vote is expected to be followed by the formal process of withdrawal under Article 50 of the Lisbon Treaty, that, once invoked, would take place over a period of up to two years. Article 50 provides only for the negotiation of a withdrawal arrangement but does not address future relationships between the UK and EU. The significance of the UK insurance market as component of the EU insurance market may affect the timing, content, and resolution of current covered agreement negotiations.
Transparent Insurance Standards Act of 2016. In April 2016, the Transparent Insurance Standards Act of 2016 (“Act”) was introduced in the U.S. House of Representatives. The Act identifies objectives for international insurance standards, requirements to adopt international insurance standards, and associated reporting requirements. If adopted, the Act would enhance Congressional oversight of insurance-related international deliberations to which the U.S. is a party by establishing a series of review and reporting requirements before the Federal Reserve and the Secretary of the Treasury, or its designee, which may include the FIO, may agree to any final international insurance standard. The Act also clarifies that a covered agreement shall not be considered an international insurance standard for purposes of the Act and shall not be subject to the Act. The Act addresses covered agreements by including a requirement for the Secretary of the Treasury and USTR to consult with state regulators during covered agreement negotiations and to make any covered agreement available for comment for 30 days during the 90 day waiting period for effectiveness. The Act also clarifies that no covered agreement could be used to establish or provide the FIO or Treasury with any general regulatory authority over the business of insurance or with the authority to participate in a supervisory college or similar process.
In June 2016, the House Financial Services Committee voted to report the Act out of committee by issuing a report recommending that the bill be given consideration by the full chamber.
Federal Reserve Board. In June 2016, the Federal Reserve Board (“FRB”) issued an Advanced Notice of Proposed Rulemaking soliciting comments on two separate capital framework proposals developed for insurance groups designated as systemically important financial institutions (“SIFI”) and insurance companies that own insured depository institutions (“IDIs”). The proposals at a very high level describe how capital and financial risk could be measured. The capital proposal applicable to insurance IDIs uses a Building Block Approach (“BBA”). The BBA uses, as a starting point, available and required capital obtained from existing regulatory frameworks, such as the NAIC’s Risk-Based Capital, developed from financial statements constructed using Statutory Accounting Principles (“SAP”) and applies a Basel-like approach to remaining assets not covered by a specific regulatory framework. The proposed capital framework applicable to SIFI’s would be a Consolidated Approach, which would rely on a new risk-based framework to be applied to consolidated U.S. GAAP based financial measures.
While the proposed application of the SIFI proposal is limited, the potential implication of its wider application could be significant. Most insurance groups, including those that currently prepare financial statements in accordance with U.S. GAAP, typically do not develop audited U.S. GAAP financial statements for all domestic and international insurance and non-insurance subsidiaries. The current Consolidated Approach proposal as communicated does not require insurance companies, subject to the framework, to prepare U.S. GAAP financial statements for their underlying subsidiaries. However, any change to the final rule, which requires application of risk-based capital requirements to audited U.S. GAAP financial statements at the subsidiary level would require the preparation of U.S. GAAP financial statements. This could create significant incremental costs to maintain audited financial statements and maintenance of regulatory capital computations for subsidiaries on both a U.S. GAAP and SAP basis. The FRB proposals remain in the development stage and their final form, content, and applicability of the framework(s) may be significantly different from the current proposals.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
April 1, 2016 - April 30, 2016
Open Market Purchases	1,215,900	$67.0552	1,215,518
May 1, 2016 - May 31, 2016
Open Market Purchases	251	$65.0500	—
June 1, 2016 - June 30, 2016
June 2016 ASR (2)	4,406,755	$67.5100	4,406,755
Open Market Purchases	374	$67.4849	—
Total	5,623,280	$67.4115	5,622,273	$1.20 billion
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

April: 382
May: 251
June: 374

(2)
On June 1, 2016, Allstate entered into an accelerated share repurchase agreement (“ASR Agreement”) with Barclays Bank PLC (“Barclays”) and Barclays Capital Inc., as Barclays’ agent, to purchase $350 million of our outstanding shares of common stock. In exchange for an upfront payment of $350 million, Barclays initially delivered 4,406,755 shares to Allstate. The actual number of shares we repurchase under the ASR Agreement, and the average price paid per share, will be determined at the completion of the ASR Agreement based on the volume weighted average price of Allstate’s common stock during the period of Barclays purchases, which will end on or before September 23, 2016.

(3)	From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(4)
On February 4, 2015, we announced the approval of a common share repurchase program for $3 billion, which was completed in April 2016. On May 4, 2016, we announced the approval of a new common share repurchase program for $1.5 billion, to be completed by November 2017.

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

10.1	Resolutions regarding Non-Employee Director Equity Compensation					X
10.2	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2016, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors					X
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 3, 2016, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 3, 2016	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)